Form 10-Q
period 1997-09-06
TRICON GLOBAL RESTAURANTS INC
filed 1997-10-21
CIK 1041061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 6, 1997  (12 and 36 Weeks Ended)

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to


Commission file number  1-13163

TRICON Global Restaurants, Inc.

                        TRICON GLOBAL RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)


         North Carolina                                   13-3951308
(State or other jurisdiction of                             (I.R.S.
Employer incorporate or organization)                  Identification No.)


     1441 Gardiner Lane
     Louisville, Kentucky                                   40213
(Address of principal executive offices)                  (Zip Code)



         502-456-8300
(Registrant's telephone number, including area code)

                               N/A
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO



Number of shares of Capital Stock outstanding as of October 6, 1997:
151,773,751

TRICON GLOBAL RESTAURANTS, INC.

INDEX

                                                              Page No.

Part I    Financial Information

              Condensed Combined Statement of
                Operations - 12 and 36 weeks ended
                September 6, 1997 and September 7, 1996            2

              Condensed Combined Statement of
                Cash Flows - 36 weeks ended
                September 6, 1997 and September 7, 1996            3

              Condensed Combined Balance Sheet -
                September 6, 1997 and December 28, 1996            4

              Notes to Condensed Combined
                Financial Statements                             5-7

              Pro Forma Condensed Combined Statement of
                Operations - 36 weeks ended
                September 6, 1997                                  8

              Pro Forma Condensed Combined Balance Sheet -
                September 6, 1997                                  9

              Notes to Unaudited Pro Forma Condensed
                Combined Financial Statements                  10-11

              Management's Analysis of Operations,
                Cash Flows and Financial Condition             12-20

              Independent Accountants' Review Report              21


Part II   Other Information and Signatures                     22-24


















-1-
PART I - FINANCIAL INFORMATION

TRICON GLOBAL RESTAURANTS, INC.

CONDENSED COMBINED STATEMENT OF OPERATIONS
(in millions - unaudited)



                                       12 Weeks Ended     36 Weeks Ended
                                       9/6/97   9/7/96    9/6/97  9/7/96
REVENUES
Company-operated restaurants           $2,164   $2,329    $6,501  $6,771
Franchise and license fees                136      119       389     332
                                        2,300    2,448     6,890   7,103
Costs and Expenses, net
Company-operated restaurants
  Food and paper                          698      773     2,102   2,228
  Payroll and employee benefits           615      657     1,870   1,932
  Occupancy and other operating
    expenses                              592      640     1,756   1,865
                                        1,905    2,070     5,728   6,025
General, administrative and other
   expenses                               236      207       655     618
Facility actions net gains                (51)     (25)     (136)    (91)
Unusual disposal losses                    15        -        54      26
Total costs and expenses, net           2,105    2,252     6,301   6,578

Operating Profit                          195      196       589     525

Interest expense, net                      57       69       188     212

Income Before Income Taxes                138      127       401     313

Income Taxes                               59       67       149     147

Net Income                             $   79   $   60    $  252  $  166







See accompanying notes.












-2-
TRICON GLOBAL RESTAURANTS, INC.
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(in millions - unaudited)
                                                        36 Weeks Ended
                                                        9/6/97     9/7/96
Cash Flows - Operating Activities
   Net income                                           $  252    $   166
   Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation and amortization                        379        426
      Unusual disposal losses                               54         26
      Deferred income taxes                                (21)      (176)
      Other noncash charges and credits, net               (94)       (26)
      Changes in operating working capital,
       excluding effects of acquisitions and dis-
       positions
        Accounts and notes receivable                      (21)         7
        Inventories                                          4         10
        Prepaid expenses, deferred income taxes and
         other current assets                              (74)       (48)
        Accounts payable and other current
         liabilities                                      (101)       135
        Income taxes payable                                95         28
         Net change in operating working capital           (97)       132
Net Cash Provided by Operating Activities                  473        548

Cash Flows - Investing Activities
   Capital spending                                       (288)      (357)
   Refranchising of restaurants                            534        238
   Sales of non-core businesses                             91          -
   Sales of property, plant and equipment                   88         23
   Other, net                                              (58)        22
Net Cash Provided by (Used for) Investing
 Activities                                                367        (74)

Cash Flows - Financing Activities
   Short-term borrowings-three months or less               71        (69)
   Net payments of long-term debt                           (9)       (44)
   Decrease in investments by and
    advances from PepsiCo                                 (898)      (357)
Net Cash Used for Financing Activities                    (836)      (470)

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                      (6)         -
Net (Decrease) Increase in Cash and
   Cash Equivalents                                         (2)         4
Cash and Cash Equivalents - Beginning of year              137         94
Cash and Cash Equivalents - End of period              $   135    $    98

___________________________________________________________________________
Supplemental Cash Flow Information
   Interest paid                                       $    21    $    21
   Income taxes paid                                   $   146    $   154


 See accompanying notes.



-3-


TRICON GLOBAL RESTAURANTS, INC.

CONDENSED COMBINED BALANCE SHEET
(in millions)

                                                 (Unaudited)
                                             9/6/97    Pro Forma  12/28/96

ASSETS
Current Assets
Cash and cash equivalents                    $  135                 $  137
Short-term investments, at cost                  45                     50
                                                180                    187
Accounts and notes receivable, less
 allowance:  $14 in 1997 and $9 in 1996         139                    125
Inventories                                      78                     88
Prepaid expenses, deferred income taxes
 and other current assets                       383                    229
Non-core assets held for disposal               123                    333
     Total Current Assets                       903                    962

Property, Plant and Equipment, net            3,632                  4,050
Intangible Assets, net                          937                  1,100
Investments in Unconsolidated Affiliates        225                    228
Other Assets                                    168                    180
       Total Assets                          $5,865                 $6,520

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and other current
 liabilities                                 $1,086                 $1,200
Income taxes payable                            249                    157
Short-term borrowings                           123                     59
     Total Current Liabilities                1,458                  1,416

Long-term Debt                                  176                    231
Other Liabilities                               443                    434
Deferred Income Taxes                           224                    200

Shareholder's Equity/(Deficit)
Investments by and advances from PepsiCo      3,640      $(860)      4,266
Currency translation adjustment                 (76)       (76)        (27)
     Total Shareholder's Equity/(Deficit)     3,564      $(936)      4,239
       Total Liabilities and
        Shareholder's Equity/(Deficit)       $5,865                 $6,520


See accompanying notes.






-4-
TRICON GLOBAL RESTAURANTS, INC.
(unaudited)

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(1) On August 14, 1997, the Board of Directors of PepsiCo, Inc. (PepsiCo) approved a formal plan to spin off its restaurant businesses to its shareholders as an independent publicly-traded company (Distribution), and announced it also received a ruling from the Internal Revenue Service that the spin-off would be tax free to PepsiCo and its shareholders. TRICON Global Restaurants, Inc. (TRICON), the new company, is composed of the worldwide operations of Pizza Hut, Taco Bell and KFC and the non-core U.S. businesses either disposed of or held for disposal (see Note 2). The spin-off was effective October 6, 1997 (Distribution Date). Owners of PepsiCo capital stock as of September 19, 1997 (Record Date) received one share of common stock of TRICON for every ten shares of PepsiCo capital stock or 152 million shares. On October 6, 1997, TRICON made a $4.5 billion cash distribution to PepsiCo representing repayment of certain amounts due and a dividend. See Note 3 for a description of the bank credit agreement entered into subsequent to the end of the quarter.

The Condensed Combined Balance Sheet at September 6, 1997 and the Condensed Combined Statement of Operations for the 12 and 36 weeks ended September 6, 1997 and September 7, 1996 and the Condensed Combined Statement of Cash Flows for the 36 weeks ended September 6, 1997 and September 7, 1996 have not been audited, but have been prepared in conformity with the accounting principles applied in the TRICON audited combined financial statements for the year ended December 28, 1996 contained in TRICON's Information Statement included in the Form 10 Registration Statement, as amended (Registration Statement). In the opinion of management, this information includes all material adjustments necessary for a fair presentation. The results for the 12 and 36 weeks are not necessarily indicative of the results expected for the year. This Form 10-Q should be read in conjunction with the audited combined financial statements and notes included in the Registration Statement. The condensed combined financial statements of TRICON include the results of operations and assets and liabilities directly related to TRICON's operations. Certain estimates, assumptions and allocations were made in preparing such financial statements.
Therefore such financial statements may not necessarily be indicative of the results of operations, financial position or cash flows that would have existed had TRICON been a separate, independent company.

The unaudited pro forma statement of operations for the 36 weeks ended September 6, 1997 and the unaudited pro forma balance sheet as of September 6, 1997 and related notes are presented on pages 8-11.

(2) During the first half of 1997, TRICON sold the following non-core businesses: Chevys Mexican Restaurants (Chevys), East Side Mario's (ESM) and Hot 'n Now (HNN) for an aggregate of $105 million, composed of $91 million in cash and a $14 million note. Subsequent to the end of the quarter, TRICON sold D'Angelo Sandwich Shops (D'Angelo) and California Pizza Kitchen (CPK) for $96 million in cash which equaled its carrying amount at the end of the quarter less liabilities assumed by the buyers. In accordance with the terms of certain of the transactions, TRICON retained and is holding for disposal certain properties. The carrying value of all such properties have been fully reserved.

-5-
TRICON recorded unusual disposal losses of $15 million ($12 million after-tax) in the quarter and $54 million ($34 million after-tax) year-to-date to adjust the carrying amounts of the non-core U.S. businesses to their actual selling prices and $26 million ($17 million after-tax) related to the first quarter 1996 decision to dispose of HNN's operating assets.

Excluding these unusual losses, the non-core U.S. businesses sold or held for disposal contributed the following:

                             12 Weeks Ended           36 Weeks Ended
   ($ in millions)       9/6/97       9/7/96        9/6/97     9/7/96

   Net Revenues             $61         $115          $252       $256
   Net Income/(Loss)        $ 4         $ (6)         $ 10       $(13)

(3)Subsequent Event

On October 1, 1997 TRICON entered into a $5.25 billion bank credit agreement consisting of two components. The first is a $2 billion senior, unsecured term loan facility, which is due on October 1, 2002. The second is a $3.25 billion senior, unsecured revolving credit facility, which expires on October 1, 2002.

The facilities are guaranteed by TRICON's principal U.S. subsidiaries. Of the $4.55 billion borrowed under the facilities, $4.5 billion was used to make a cash distribution to PepsiCo representing a dividend and repayment of certain amounts due. The additional proceeds have been used to provide cash collateral securing certain obligations previously secured by PepsiCo, to pay fees and expenses related to the spin-off and the bank credit facilities, and for general corporate purposes. Interest on amounts borrowed is payable quarterly at rates which are variable, based principally on either the London Interbank Offered Rate (LIBOR) or the prime rate for interest periods selected by TRICON plus an applicable margin factor as defined in the agreement. At the date of the initial borrowings under the bank credit agreement, the weighted average interest rate was approximately 6.5% for the initially selected interest periods ranging from one to six months. TRICON expects to utilize interest rate swaps or other fixed rate debt instruments in the future to mitigate its exposure to interest rate risk. TRICON also pays a commitment fee on the unused portion of the revolving credit facility. The margin factor and the commitment fee rate are determined based on TRICON's leverage ratio or senior debt ratings as defined in the agreement. The facilities contain mandatory prepayment terms for certain capital market transactions and sales of restaurants as defined in the agreement.

The credit facilities are subject to various covenants including financial covenants relating to maintenance of specific leverage and fixed charge coverage ratios. In addition, the facilities contain affirmative and negative covenants including, among other things, limitations on additional indebtedness including guarantees of indebtedness, cash dividends, aggregate non-U.S. investment, and certain other transactions, as defined in the agreement.





-6-

As of October 6, 1997 TRICON had commitments under its bank credit agreement of $126 million related to outstanding letters of credit and unused availability under the revolving credit facility of approximately $574 million. The term loan facility was fully outstanding. See pro forma financial statements and related notes on pages 8-11.

The unaudited pro forma shareholder's equity/(deficit) gives effect to a $4.5 billion cash distribution to PepsiCo in repayment of certain amounts due and a dividend.















































-7-
___________________________________________________________________________
Pro Forma Condensed Combined Statement of Operations
(in millions except per share amounts, unaudited)
TRICON Global Restaurants, Inc.
36 Weeks ended September 6, 1997

                                                    Pro Forma    Pro Forma
                                             1997   Adjustments      1997
__________________________________________________________________________
REVENUES
Company-operated restaurants               $6,501    $ (250)(a)    $6,251
Franchise and license fees                    389        (2)(a)       387
                                            6,890      (252)(a)     6,638
Costs and Expenses, net
Company-operated restaurants
 Food and paper                             2,102       (77)(a)     2,025
 Payroll and employee benefits              1,870       (86)(a)     1,784
 Occupancy and other operating
   expenses                                 1,756       (53)(a)     1,703
                                            5,728      (216)(a)     5,512
General, administrative and other
   expenses                                   655       (21)(a)       634
Facility actions net gains                   (136)        -          (136)
Unusual disposal losses                        54       (54)(a)         -
Total costs and expenses, net               6,301      (291)(a)     6,010

Operating Profit                              589        39 (a)       628

Interest expense, net                         188        (3)(a)       224
                                                         39 (b)

Income Before Income Taxes                    401         3           404

Income Taxes                                  149         3 (c)       152

Net Income                                 $  252    $    -        $  252

Pro Forma Net Income Per Share                                     $ 1.64

Pro Forma shares and
 equivalents(d)                                                       154


___________________________________________________________________________
See accompanying Notes to Unaudited Pro Forma Condensed Combined Financial Statements.
___________________________________________________________________________










-8-
___________________________________________________________________________
Pro Forma Condensed Combined Balance Sheet
(in millions, unaudited)
TRICON Global Restaurants, Inc.
September 6, 1997
                                                    Pro Forma    Pro Forma
                                             1997   Adjustments      1997
___________________________________________________________________________
ASSETS
Current Assets
Cash and cash equivalents                  $  135   $    34 (b)   $   169
Short-term investments, at cost                45         -            45
Other current assets                          600         -           600
Non-core assets held for disposal             123      (123)(a)         -
     Total Current Assets                     903       (89)          814

Property, plant and equipment, net          3,632         -         3,632
Intangible assets, net                        937         -           937
Investment in unconsolidated affiliates       225         -           225
Other assets                                  168        16 (b)       184
       Total Assets                        $5,865   $   (73)      $ 5,792

LIABILITIES AND SHAREHOLDER'S EQUITY/
 (DEFICIT)
Current Liabilities
Accounts payable and other current
 liabilities                               $1,086   $   (20)(a)   $ 1,066
Income taxes payable                          249         -           249
Short-term borrowings                         123         -           123
     Total Current Liabilities              1,458       (20)        1,438

Long-term Debt                                176       (11)(a)     4,715
                                                -     4,550 (b)         -
Other Liabilities                             443        (5)(a)       438
Deferred Income Taxes                         224         9 (a)       233
     Total Liabilities                      2,301     4,523         6,824

Shareholder's Equity/(Deficit)
Investments by and advances from PepsiCo    3,640       (96)(a)         -
                                                     (4,500)(b)
                                                        956 (c)
Preferred stock, no par value
  authorized 250 shares                         -         -             -
Common stock, no par value,
 authorized 750 shares, issued 152 shares       -         - (c)         -
Capital deficit                                 -      (956)(c)      (956)
Currency translation adjustment               (76)        -           (76)
Total Shareholder's Equity/(Deficit)        3,564    (4,596)       (1,032)
        Total Liabilities and
        Shareholder's Equity/(Deficit)     $5,865   $   (73)      $ 5,792
___________________________________________________________________________
See accompanying Notes to Unaudited Pro Forma Condensed Combined Financial Statements.
___________________________________________________________________________



-9-
Notes to Unaudited Pro Forma Condensed Combined Financial Statements

The historical condensed combined financial statements reflect periods during which TRICON did not operate as a separate, independent Company; certain estimates, assumptions and reasonable allocations were made in preparing such financial statements. Therefore such historical combined financial statements do not necessarily reflect the combined results of operations or financial position that would have existed had TRICON been a separate, independent company.

     The Pro Forma Condensed Combined Financial Statements should be read in conjunction with the historical combined financial statements of TRICON and the notes thereto contained in the Registration Statement and this Form 10-Q. The pro forma condensed combined financial information is presented for informational purposes only and does not purport to reflect the results of operations or financial position of TRICON or the results of operations or financial position that would have occurred had TRICON been operated as a separate, independent company.

Note 1 - The pro forma adjustments to the accompanying historical condensed combined statements of operations for the 36 weeks ended September 6, 1997 were:

 (a)To eliminate the effect of TRICON's non-core U.S. businesses composed of CPK, Chevys, D'Angelo, ESM and HNN. TRICON has disposed of these businesses in 1997.

 (b)To record the net effect of eliminating the PepsiCo interest expense allocation and recording interest expense based on $4.55 billion of external debt TRICON incurred on October 6, 1997. TRICON's interest expense was calculated using an approximate weighted average borrowing rate of 6.67%. The weighted average interest rate assumed approximately 60% of the borrowings were effectively converted to fixed rate debt through interest rate swaps or issuance of other fixed rate debt, with the balance varying primarily based on LIBOR or the prime rate. TRICON's actual interest rate may also vary based upon TRICON's credit rating, changes in market rates, TRICON's leverage ratio, and potential long-term debt issuances. A 1/8 percentage point change in the assumed financing rate would change interest expense by $5.7 million annually and $3.9 million for the 36 weeks ended September 6, 1997.

 (c)To reflect the estimated tax impact for the pro forma adjustments in
     Note 1 (a) and (b).

 (d)Pro Forma shares and equivalents used to compute pro forma net income per share was based upon 154 million shares of TRICON common stock. Pro Forma shares were adjusted for the dilutive effect of TRICON stock options. Approximately 152 million shares were issued on October 6, 1997 based on a distribution ratio of one share of TRICON stock for every 10 shares of PepsiCo stock.






 -10-
Note 2 - The pro forma adjustments to the accompanying historical condensed combined balance sheet at September 6, 1997 were:

(a) To eliminate the effect of D'Angelo and CPK, non-core U.S. businesses held for disposal. TRICON disposed of these businesses in the fourth quarter of 1997.

(b) To record $4.55 billion in advances under a five-year $5.25 billion bank credit agreement drawn on October 6, 1997. The advances were primarily used to make a $4.5 billion cash distribution to PepsiCo representing a dividend and repayment of certain amounts due. Interest rates on amounts borrowed under the agreement are variable based principally on either LIBOR or the prime rate.

(c) To record the issuance of 152 million shares of TRICON common stock with no par value (at a distribution ratio of one share of TRICON stock for every 10 shares of PepsiCo stock held on the Record Date) and the elimination of investments by and advances from PepsiCo.







































-11-

Management's Discussion and Analysis
for the 12 and 36 Weeks Ended September 6, 1997 and September 7, 1996

Overview

On August 14, 1997, the Board of Directors of PepsiCo, Inc. (PepsiCo) approved a formal plan to spin off its restaurant businesses to its shareholders as an independent publicly-traded company (Distribution), and announced it also received a ruling from the Internal Revenue Service that the spin-off would be tax free to PepsiCo and its shareholders. TRICON Global Restaurants, Inc. (TRICON), the new company, is composed of the worldwide operations of Pizza Hut, Taco Bell and KFC and the non-core U.S. businesses either disposed of or held for disposal (see Note 2). The spin-off was effective October 6, 1997 (Distribution Date). Owners of PepsiCo capital stock as of September 19, 1997 (Record Date) received one share of common stock of TRICON for every ten shares of PepsiCo capital stock or 152 million shares. On October 6, 1997, TRICON made a $4.5 billion cash distribution to PepsiCo representing repayment of certain amounts due and a dividend. See Note 3 for a description of the bank credit agreement entered into subsequent to the end of the third quarter.

     The following Management's Discussion and Analysis should be read in conjunction with the unaudited Condensed Combined Financial Statements on pages 2-7 and the Cautionary Statements on page 20. For purposes of this Management's Discussion and Analysis, TRICON includes the worldwide operations of KFC, Pizza Hut and Taco Bell, its core businesses. In addition, the information includes TRICON's U.S. non-core businesses consisting of Chevys Mexican Restaurants, East Side Mario's (ESM), and Hot'n Now (HNN) through their respective dates of disposal, and D'Angelo Sandwich Shops (D'Angelo) and California Pizza Kitchen (CPK), which were disposed of subsequent to the end of the third quarter.

Ownership Initiatives

     As a result of TRICON's initiative to reduce its percentage ownership of total system units, TRICON's overall ownership percentage (including joint venture units) of its core businesses' total system units since year-end 1996 declined 4 percentage points to 40% at September 6, 1997, driven by declines in the U.S. and the sale of the New Zealand units. This reduction was accomplished by selling company-operated units to existing and new franchisees (refranchising) and closing underperforming units, coupled with additional points of distribution by TRICON's franchisees and licensees. TRICON refranchised 441 and 920 company-operated units in the quarter and year-to-date, respectively. Total system units increased over half a percentage point from the end of 1996. At September 6, 1997 and December 28, 1996 TRICON had 166 and 299 company-operated non-core U.S. restaurants, respectively.









-12-
Results of Operations

($ in millions)
                           12 Weeks Ended            36 Weeks Ended
                                          %                          %
                      9/6/97    9/7/96  Change  9/6/97    9/7/96   Change

SYSTEM-WIDE SALES*    $4,987    $4,857     3   $14,264   $13,970     2

REVENUES
Company-operated
  restaurants         $2,164    $2,329    (7)   $6,501    $6,771    (4)
Franchise and
  license fees           136       119    14       389       332    17

                      $2,300    $2,448    (6)   $6,890    $7,103    (3)

*Excludes Non-Core businesses.
___________________________________________________________________________

System-wide sales represents the combined sales of company-operated, joint venture, franchised and licensed units. The increase of $130 million in the quarter and $294 million year-to-date reflects net development of new units, led by Taco Bell and TRICON Restaurants International (TRI) offset by the effect of fewer units due to closures particularly at Taco Bell and Pizza Hut and the effects of unfavorable currency translation.

     Revenues decreased $148 million in the quarter and $213 million year-to-date. Company-operated restaurants revenue decreased $165 million in the quarter and $270 million or year-to-date. The declines primarily reflected fewer company-operated units as a result of TRICON's initiatives to reduce its ownership of the restaurant system. In addition, the decrease in revenues reflected lapping a high level of transactions year-to-date in 1996 because of the successful introduction of Triple Decker Pizza and in the quarter, the effect of selling several non-core businesses in 1997. These declines were partially offset by higher effective net pricing.

     The $17 million increase in the quarter and $57 million increase year-to-date in franchise and license fee revenues included $4 million and $23 million, respectively, of initial fees under a special KFC franchise renewal program. Year to date, substantially all of KFC's franchisees expected to renew their franchise agreements during 1997 have done so.
Such renewals typically cover the next 20 years.

     TRICON measures same store sales for U.S. company-operated units.
Same store sales at Pizza Hut increased 3% for the quarter and decreased 4% year-to-date. Improved transaction counts were partially offset by lower average guest checks in the quarter. The year-to-date decline reflected both lower average guest checks and decreased transaction counts, due primarily to lapping the 1996 introduction of Triple Decker Pizza. At Taco Bell, same store sales increased 3% for both the quarter and year-to-date reflecting higher pricing taken in late 1996 and in 1997 and mix shifts into higher-priced products such as Border Select Combos, Grilled Steak Tacos and Fajita Wraps partially offset by lower transaction counts. The



-13-
year-to-date same store sales growth also benefited from the very successful first quarter Star Wars promotion. Same store sales at KFC were even with prior year for the quarter and grew 2% year-to-date.

Company-Operated Restaurant Margins and Profit

                           12 Weeks Ended            36 Weeks Ended
($ in millions)          9/6/97      9/7/96       9/6/97       9/7/96

Revenues from Company-
  operated restaurants    100.0%      100.0%       100.0%       100.0%
Food and paper             32.2%       33.2%        32.3%        32.9%
Payroll and employee
  benefit                  28.4%       28.2%        28.8%        28.5%
Occupancy and other
  operating expenses       27.4%       27.5%        27.0%        27.6%
Margins                    12.0%       11.1%        11.9%        11.0%
Profit                   $  259      $  259       $  773       $  746
___________________________________________________________________________

     Company-operated restaurant margins increased almost 1 percentage point in the quarter and year-to-date primarily due to higher effective net pricing (includes price increases/decreases and the effect of product and country mix) in excess of increased costs, led by labor, and closing and refranchising lower margin units. Both periods also benefited from the effect of disposing of several lower-margin non-core businesses. This improvement was partially offset by the effect of reduced transaction counts. The increased labor costs were due to the increased minimum wage in the U.S. and to costs incurred to improve customer satisfaction, partially offset year-to-date by favorable actuarial adjustments to prior years' casualty claim liabilities.

     General, administrative and other expenses grew $29 million in the quarter and $37 million year-to-date, or 14% and 6%, respectively. G&A comprises general and administrative expenses, other income and expense and equity income or loss from investments in unconsolidated affiliates. Included in G&A is an allocated amount reflecting TRICON's share of overhead costs related to PepsiCo's shared administrative expenses (see below). The amounts allocated to TRICON were based on the ratio of TRICON's revenues to PepsiCo's revenues. They are not necessarily indicative of the expenses that TRICON would have incurred had it been a separate, independent company.

                                    Allocated G&A
               ($ in millions)     1997 1996 B/(W)

               12 weeks ended       $10  $11 $ 1
               36 Weeks ended       $34  $32 $(2)

     Excluding the allocated G&A, G&A increased $30 million or 15% in the quarter and $35 million or 6% year to date. Higher foreign exchange losses, increased investment spending and incentive compensation, and legal expenses drove the increase. Investment spending consisted primarily of costs related to improving and updating administrative systems and to costs of improving the training and customer focus of the Restaurant General Managers. Additionally, the quarter was impacted by infrastructure

-14-
investment in high potential international markets and TRICON startup costs. These cost increases were somewhat offset by the absence of general and administrative expenses related to the non-core businesses sold.

Net facility actions

                            12 Weeks Ended        36 Weeks Ended
($ in millions)           9/6/97      9/7/96    9/6/97       9/7/96

Refranchising gains*       $ (50)       $(26)    $(203)       $(114)
Store closure costs           (1)          1        28            5
SFAS 121 recurring
  impairment charges           -           -        39           18
Facility actions net
  gains                    $ (51)       $(25)    $(136)       $ (91)
After-tax net gains -
  Full-Year**              $ (33)       $(15)    $(119)       $ (56)

* Included initial franchise fees of $13 and $4 for the 12 weeks ended 9/6/97 and 9/7/96, respectively, and $25 and $13 for the 36 Weeks ended 9/6/97 and 9/7/96, respectively.
**   Reflected the full-year after-tax impact.
     The 1997 full-year after-tax gain reflects the tax free gain from the refranchising of TRICON's restaurants in New Zealand to a new, independent publicly-traded company.
___________________________________________________________________________

     Unusual disposal losses of $15 million ($12 million after-tax) in the quarter and $54 million ($34 million after-tax) year-to-date, and $26 million ($17 million after-tax) charged in the first quarter of 1996 related to disposal of the non-core U.S. businesses. The 1997 losses adjusted the carrying amount of the non-core U.S. businesses to their actual selling prices. The 1996 loss adjusted the carrying amount of HNN based upon a first quarter 1996 decision to dispose of its operating assets.

     Reported operating profit decreased $1 million or less than 1% in the quarter and increased $64 million or 12% year-to-date. Ongoing operating profit, which was adjusted to exclude the unusual disposal losses, increased $14 million or 7% in the quarter and $92 million or 17% year-to-date. The increase in ongoing operating profit was due to increased franchise fees and facility action net gains partially offset by the increase in general and administrative expenses. The year-to-date also benefited from increased profits from company-operated restaurants.













-15-
Interest expense, net

                            12 Weeks Ended             36 Weeks Ended
                                           %                          %
($ in millions)          9/6/97  9/7/96  Change    9/6/97   9/7/96  Change

PepsiCo allocation         $(50)   $(62)  (19)      $(168)   $(192)  (13)
External debt                (9)     (9)    -         (26)     (26)    -
Interest expense           $(59)   $(71)  (17)      $(194)   $(218)  (11)
Interest income               2       2     -           6        6     -
 Interest expense, net     $(57)   $(69)  (17)      $(188)   $(212)  (11)
___________________________________________________________________________

     TRICON's operations have been financed through its operating cash flows, refranchising of restaurants and investments by and advances from PepsiCo. TRICON's interest expense includes an allocation of PepsiCo's interest expense (PepsiCo's weighted average interest rate applied to the average balance of investments by and advances from PepsiCo to TRICON) and interest expense on its external debt. TRICON's external debt is primarily limited to capital lease obligations associated with real estate and, to a much lesser extent, assumed debt of acquired businesses and international third-party debt. Interest expense is not necessarily indicative of the interest expense that TRICON would have incurred as a separate, independent company or will incur in future periods. See pro forma financial statements and related notes on pages 8-11. Interest expense, net declined 17% and 11% in the quarter and year-to-date, respectively, reflecting a lower average balance of net investments by and advances from PepsiCo.

Income Taxes

     The 1997 reported effective tax rates of 42.8% in the quarter and 37.2% year-to-date decreased 10 percentage points and 9.8 percentage points over 1996, respectively. The 1997 ongoing effective tax rates which was adjusted to exclude the impact of the unusual disposal losses of 40.5% in the quarter and 37.1% year-to-date decreased 12.3 percentage points and 8.9 percentage points, respectively, compared to the 1996 ongoing effective tax rates. The decline in the year-to-date ongoing effective tax rate was primarily due to the tax free gain from the refranchising of TRICON's restaurants in New Zealand to a new, independent publicly-traded company in which TRICON has no ownership interest. Excluding the New Zealand gain, TRICON's year-to-date ongoing effective tax rate would have been 45.9%.

     Income tax expense was calculated as if TRICON filed separate income tax returns. As PepsiCo manages its tax position on a combined basis, which takes into account the results of all of its businesses, TRICON's effective tax rate in the future could vary from its historical effective tax rates. TRICON's future effective tax rate will largely depend on its tax strategies as a separate, independent company.









-16-
Net Income
                        12 Weeks Ended           36 Weeks Ended
                                      %                         %
($ in millions)     9/6/97  9/7/96  Change   9/6/97  9/7/96   Change

Reported               $79     $60    32       $252    $166     52
Ongoing*               $91     $60    52       $286    $183     56

NM - Not Meaningful

* Adjusted to exclude the effect of the unusual disposal losses described in Note 2.
___________________________________________________________________________

International Operations

                       12 Weeks Ended                36 Weeks Ended
                                        %                            %
($ in millions)      9/6/97   9/7/96 Change       9/6/97  9/7/96  Change

SYSTEM-WIDE
  SALES              $1,666   $1,587    5         $4,801  $4,575     5

Revenues             $  550   $  553   (1)        $1,624  $1,574     3
Operating profit*    $   54   $   43   26         $  196  $  103    90

NM - Not Meaningful

* Includes equity income/(loss) but excludes foreign exchange gains/(losses).
___________________________________________________________________________
     System-wide sales increased $79 million in the quarter and $226 million year-to-date reflecting new unit development partially offset by unfavorable currency translation. Approximately 80% of TRICON's net system-wide sales growth was attributable to franchise activity.

     Revenues declined $3 million in the quarter and increased $50 million year-to-date. The quarter reflected the effects of unfavorable currency translation and reduced volumes, partially offset by higher effective net pricing and increased franchise fees. In the quarter, the effect of refranchising TRICON's restaurants in New Zealand was fully offset by new unit development, particularly in Asia. Year-to-date the higher effective net pricing, net new units (which were partially offset by the refranchising of New Zealand) and increased franchise fees were partially offset by the effects of unfavorable foreign currency translation, lower volumes and one less four-week accounting period for Canada and Korea in the first quarter of 1997. Canada and Korea conformed their reporting cycle to that of all other countries to facilitate the quarterly closing process.

     Operating profit increased $11 million and $93 million for the quarter and year-to-date, respectively. The profit growth primarily reflected increased net gains from facility actions as summarized below, and increased franchise fees. New unit development was fully offset in the



-17-
quarter and partially offset year-to-date by the absence of profits from the New Zealand units. Year-to-date increased profits from company-operated stores, driven by higher effective net pricing in excess of cost increases and transaction declines was fully offset by increased administrative expenses.


                                    Net Facility Actions

                          12 Weeks Ended              36 Weeks Ended
($ in millions)      9/6/97   9/7/96   Change     9/6/97 9/7/96  Change

Refranchising gains     $(9)     $(1)  $ (8)        $(98)   $(3)  $(95)
Store closure costs       -       (3)     3           23     (5)    28
Recurring impairment
  charges                 -        -      -            1      2     (1)
Facility actions net
  gains                 $(9)     $(4)  $ (5)        $(74)   $(6)  $(68)

Combined Cash Flows

     TRICON's capital investments and acquisitions have been financed by cash flow from operations, refranchising of restaurants, or investments by and advances from PepsiCo. Under PepsiCo's centralized cash management system, PepsiCo deposits to TRICON's bank accounts sufficient cash to meet TRICON's daily obligations and withdraws excess funds from those accounts. These transactions are included in investments by and advances from PepsiCo in the Condensed Combined Balance Sheet.

     The debt levels prior to the Distribution are not indicative of the debt levels of TRICON as a separate, independent company. Subsequent to the quarter, TRICON obtained advances of $4.55 billion under a $5.25 billion bank credit agreement. The agreement consists of two components:
a $2 billion senior, unsecured five-year term loan facility and a $3.25 billion senior, unsecured five-year revolving credit facility. The advances were primarily used to make a $4.5 billion cash distribution to PepsiCo representing a dividend and repayment of certain amounts due. A portion of the remainder of the advances was used to provide letters of credit to replace certain letters of credit previously provided by PepsiCo. Interest on amounts borrowed is payable quarterly at rates which are variable based principally on either the London Interbank Offered Rate (LIBOR) or the prime rate for interest periods selected by TRICON plus an applicable margin factor as defined in the agreement. TRICON expects to utilize interest rate swaps or other fixed rate debt instruments in the future to mitigate its exposure to interest rate risk. TRICON also pays a commitment fee on the unused portion of the revolving facility. The margin factor and the commitment fee rate are determined based on TRICON's leverage ratio or senior debt ratings as defined in the agreement. The facilities contain mandatory prepayment terms for certain capital market transactions and sales of restaurants as defined in the agreement. Management believes that cash flows from its refranchising initiatives and from its operating activities in excess of capital spending will be sufficient to fund its debt payments and future growth.

     Combined cash flow activity in 1997 primarily reflected a greater reduction in investments by and advances from PepsiCo of $541 million and reduced cash inflows from operating activities of $75 million. These uses of cash were substantially offset by increased cash proceeds from refranchising of restaurants of $296 million, a favorable swing in net debt activities of $175 million, as well as proceeds of $91 million from the sale of non-core businesses.

     Net cash provided by operating activities decreased $75 million to $473 million in 1997. The decrease was due to working capital cash outflows in 1997 compared to inflows in 1996, partially offset by increased income before noncash charges and credits. The unfavorable change in working capital primarily reflected an unfavorable swing in accounts payable and other current liabilities, reflecting the absence of casualty insurance liabilities in 1997 resulting from a change to third party premium-based insurance in 1997 compared to self insurance in 1996 and timing of payments.

     Net cash provided for by (used for) investing activities reflected a favorable swing of $441 million, primarily reflecting increased proceeds from refranchising of restaurants, proceeds from the sale of non-core business and reduced capital spending.

     Net cash used for financing activities increased $366 million to $836 million in 1997. This reflected a greater reduction in investments by and advances from PepsiCo, partially offset by the favorable swing in net debt activities in 1997.

     Earnings before interest, income taxes, depreciation and amortization (EBITDA) is a key internal measure used to evaluate cash flow that investors may want to consider as an indication of cash available for debt repayment and to fund additional investments. EBITDA is not a measure defined by generally accepted accounting principles. This measure is provided as a supplement, and not as an alternative to cash flows from operating, investing and financing activities as defined by generally accepted accounting principles; nor is it provided as an alternative to net income as defined by generally accepted accounting principles.

                                      36 Weeks Ended
               ($ in millions)     9/6/97       9/7/96

               Net income           $ 252       $  166
               Interest               188          212
               Income taxes           149          147
               Depreciation and
                 amortization         379          426
                                    $ 968       $  951

The $17 million increase in EBITDA primarily reflected an $86 million increase in net income partially offset by a $47 million reduction in depreciation and amortization expense and $24 million in reduced interest expense. The reduction in depreciation and amortization expense was primarily attributable to the absence of depreciation and amortization related to closures and refranchisings and a result of the decision to dispose of non-core businesses.

Combined Financial Condition

     TRICON's negative operating working capital position, which reflects the cash sales nature of TRICON's operations, effectively provides additional capital for investment. Operating working capital, which excludes short-term investments, non-core assets held for disposal and short-term borrowings, was a negative $600 million and $778 million for 1997 and 1996, respectively. TRICON expects that the amount of negative working capital will decline over time as a result of the refranchising and closure of company-operated units.

The $178 million decrease primarily reflected a $160 million increase in prepaid expenses, deferred income taxes and other current assets and a $114 million decline in accounts payable and other current liabilities, partially offset by a $92 million increase in income taxes payable. The increase in prepaid expenses, deferred income taxes and other current assets primarily reflected an increase in deferred tax assets and a 1997 premium deposit for U.S. casualty insurance. A comparable premium was not made in 1996 because TRICON was largely self-insured.

The declines in Property, Plant and Equipment and Intangible Assets included the effects of facility actions, in addition to depreciation and amortization in excess of capital spending.

See the Pro Forma Condensed Combined Balance Sheet, which gives effect to TRICON's capital structure.


Cautionary Statements

     From time to time, in both written reports and oral statements, PepsiCo and TRICON may discuss expectations regarding TRICON's future performance. These "forward-looking statements" are based on currently available competitive, financial and economic data and TRICON's operating plans. They are also inherently uncertain and investors must recognize that events could turn out to be significantly different than what was expected. In addition, as discussed in Management's Discussion and Analysis:

- TRICON's ability to execute its refranchising initiatives (page 12) is subject to the continued interest and ability of existing and new franchisees to purchase TRICON's restaurants at prices TRICON considers appropriate.

- TRICON began operating as a separate, independent entity on October 6, 1997. As a result, future performance will be impacted significantly by actions of a newly-formed management team and the implementation of its strategic objectives.

<audit-report>
Independent Accountants' Review Report

The Board of Directors
TRICON Global Restaurants, Inc.:

We have reviewed the accompanying condensed combined balance sheet of TRICON Global Restaurants, Inc. (TRICON) as of September 6, 1997 and the related condensed combined statement of operations for the twelve and thirty-six weeks ended September 6, 1997 and September 7, 1996, and the condensed combined statement of cash flows for the thirty-six weeks ended September 6, 1997 and September 7, 1996. These financial statements are the responsibility of TRICON's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed combined financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of TRICON as of December 28, 1996, and the related combined statements of operations, shareholders' equity, and cash flows for the year then ended not presented herein; and in our report dated June 30, 1997, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying condensed combined balance sheet as of December 28, 1996, is fairly presented, in all material respects, in relation to the combined balance sheet from which it has been derived.

Our report, referred to above, contains an explanatory paragraph that states that TRICON in 1995 adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and in 1994 changed its method for calculating the market-related value of pension plan assets used in the determination of pension expense and adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits".

                                                  KPMG Peat Marwick LLP



Louisville, Kentucky
October 21, 1997



-21-
</audit-report>

PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

               See Index to Exhibits on page 24.

          (b)  Reports on Form 8-K

               None













































-22-
     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.







                                        TRICON GLOBAL RESTAURANTS, INC.
                                               (Registrant)






Date:    October 21, 1997               Robert L. Carleton
                                   Senior Vice President and
                                   Controller and Chief Accounting Officer




































-23-

INDEX TO EXHIBITS
ITEM 6 (a)



EXHIBITS


Exhibit 10       Material Contracts - Credit Agreements


Exhibit 15       Letter from KPMG Peat Marwick LLP
                   regarding Unaudited Interim Financial
                   Information (Accountants' Acknowledgment)


Exhibit 27       Financial Data Schedule