Form 10-K
period 1997-12-27
TRICON GLOBAL RESTAURANTS INC
filed 1998-03-26
CIK 1041061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-K
(Mark One)

[|X|]ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 for the fiscal year ended December 27, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _________________

                         Commission file number 1-13163

                         TRICON GLOBAL RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

     North Carolina                                        13-3951308
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                 1441 Gardiner Lane, Louisville, Kentucky        40213
                 (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (502) 874-8300

                                                         Name of Each Exchange
                               Title of Class             on which Registered
                           --------------------------   ------------------------
Securities registered
pursuant to 12(b) of
the Act:                   Common Stock, no par value    New York Stock Exchange

Securities registered
pursuant to 12(g) of
the Act:                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock ) held by non-affiliates of the registrant as of March 19, 1998, computed by reference to the closing price of the registrant's Common Stock on the New York Stock Exchange Composite Tape on such date was $4,489,735,175.

     The number of shares outstanding of the Registrant's Common Stock as of March 19, 1998 was 152,255,271 shares.

     Portions of the definitive proxy statement furnished to shareholders of the Registrant in connection with the annual meeting of shareholders to be held on May 19, 1998, are incorporated by reference into Part III.

                                     PART I

Item 1. Business.

     TRICON Global Restaurants, Inc. (referred to in this report as "Tricon") was incorporated under the laws of the state of North Carolina in 1997. The principal executive offices of Tricon are located at 1441 Gardiner Lane, Louisville, Kentucky 40213, and its telephone number at that location is (502) 874-8300.

     Tricon, the registrant, together with its restaurant operating companies and other subsidiaries, is referred to in this report as the Company. Prior to October 6, 1997, the business of the Company was conducted by PepsiCo, Inc. ("PepsiCo") through various subsidiaries and divisions.

     This Form 10-K should be read in conjunction with the Cautionary Statements on page 35.

     (a) General Development of Business

     In January 1997, PepsiCo announced its decision to Spin-off its restaurant business to shareholders as an independent public company (the "Spin-off"). Effective as of October 6, 1997, PepsiCo disposed of its restaurant businesses by distributing all of the outstanding shares of common stock of Tricon to its shareholders. Tricon's common stock began trading on the New York Stock Exchange on October 7, 1997 under the symbol "YUM." As used in this report, references to Tricon or the Company include the historical operating results of the business and operations transferred to the Company in the Spin-off and, except where indicated, include the non-core businesses divested in 1997.

     Information about the Spin-off and the non-core businesses is included in Management's Discussion and Analysis and the related Consolidated Financial Statements and footnotes in Part II, Item 7, pages 18 through 36; and Part II,
Item 8, pages 36 through 60, respectively, of this Form 10-K.

     (b) Financial Information about Industry Segments

     Industry segment information for the years ended December 27, 1997, December 28, 1996 and December 30, 1995 is included in Management's Discussion and Analysis and the related Consolidated Financial Statements and footnotes in
Part II, Item 7, pages 18 through 36; and Part II, Item 8, pages 36 through 60, respectively, of this Form 10-K.

     (c) Narrative Description of Business

     General

     Tricon is the world's largest quick service restaurant ("QSR") company based on number of system units, with almost 30,000 units in 103 countries and territories. The Tricon organization is currently made up of four operating companies organized around its three core concepts, KFC, Pizza Hut and Taco Bell. The four operating companies are KFC, Pizza Hut, Taco Bell and Tricon Restaurants International ("Tricon International"). KFC is based in Louisville, Kentucky; Pizza Hut and Tricon International are headquartered in Dallas, Texas; and Taco Bell is based in Irvine, California.

     Restaurant Concepts

     Through its three widely-recognized restaurant concepts, KFC, Pizza Hut and Taco Bell, the Company develops, operates, franchises and licenses a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items. These restaurants are operated by the Company or, under the terms of franchise or license agreements, by franchisees or licensees who are independent third parties, or by affiliates operating under joint venture agreements between the operating companies and local business people.

     The Company's franchise program is designed to assure consistency and quality, and the Company is selective in granting franchises. Under the standard franchise agreement, franchisees supply capital - initially by paying a franchise fee, purchasing or leasing the land and building and purchasing equipment, signs, seating, inventories and supplies, and over the longer term, by reinvesting in the business. Franchisees then contribute to the Company's revenues through the payment of royalties based on a percentage of sales.

     The Company believes that it is important to maintain strong and open relationships with its franchisees and their representatives. To this end, the Company invests a significant amount of time working with the franchisee community and their representative organizations on all aspects of the business, ranging from new products to new equipment to new management techniques.

     Each of Tricon's four operating companies is engaged in the operation, development, franchising and licensing of a system of both traditional and non-traditional QSR units. Non-traditional units include express units and kiosks which have a more limited menu and operate in non-traditional locations like airports, gas and convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. In addition, as of year-end 1997, there were 349 units in the system housing more than one concept. Of these, 343 units offer both the full KFC menu and a limited menu of Taco Bell products (a "2n1"), and 6 units offer food products from each of the concepts (a"3n1").

     In each concept, consumers can either dine in or carry out food. In addition, Taco Bell and KFC offer a drive-through option in many stores. Pizza Hut and, on a much more limited basis, KFC offer delivery service.

     Each concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices.

     KFC
     ---

     KFC was founded in Corbin, Kentucky by Colonel Harland D. Sanders, an early developer of the quick service food business and a pioneer of the restaurant franchise concept. The Colonel perfected his secret blend of 11 herbs and spices for Kentucky Fried Chicken in 1939 and signed up his first franchisee in 1952. By 1986, when KFC was acquired by PepsiCo, its restaurant system had grown to nearly 6,600 units in 55 countries. KFC now has more than 5,100 units in the U.S., and over 5,100 units in 78 countries and territories outside the U.S. Approximately 36 percent of the U.S. units, and 31 percent of the non-U.S. units, are operated by the Company or joint ventures in which the Company participates.

     While product  offerings  vary  throughout  the worldwide  system,  all KFC restaurants offer fried chicken products and many also offer non-fried chicken-on-the-bone products under the names Original Recipe, Extra Tasty Crispy and Tender Roast. Other principal entree items include Chunky Chicken Pot Pies, Colonel's Crispy Strips and various chicken sandwiches. KFC restaurants also offer a variety of side items, such as biscuits, mashed potatoes and gravy, coleslaw, corn, Potato Wedges (in the U.S.) and french fries (outside of the U.S.), as well as desserts and non-alcoholic beverages. Their decor is characterized by the image of the Colonel and KFC's distinctive packaging includes the "Bucket" of chicken.

     As of year-end 1997, KFC was the leader in the U.S. chicken QSR segment, with a 55 percent market share in that segment, and a greater than 5 to 1 lead in terms of system sales over its closest national competitor.

     In 1997, KFC's worldwide system sales exceeded $8 billion. KFC's 1997 U.S. system sales of approximately $4 billion grew by 2 percent over 1996, even though the number of restaurants in its U.S. system did not materially increase. This growth was largely due to product promotions, favorable effective net pricing and increased distribution through home delivery (which factors were partially offset by lower transaction counts). Average U.S. system sales per traditional unit in 1997 were $786,000. In 1997, same store sales in Company stores in the U.S. increased 2 percent. In 1996, same store sales for Company stores in the U.S. were also strong, increasing 6 percent. Margins for Company stores in the U.S. increased 1.5 percent in 1997, marking the fourth year in a row for margin improvements.

     Pizza Hut
     ---------

     Pizza Hut operates in 88 countries and territories throughout the world under the name "Pizza Hut" and features a variety of pizzas, including Pan Pizza, Thin n' Crispy, Pizzeria Stuffed Crust and Hand Tossed, each offered with a variety of different toppings. Pizza Hut also features beverages and, in some restaurants, breadsticks, pasta, salads and sandwiches. The distinctive Pizza Hut decor features a bright red roof.

     The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, and within a year, the first franchise unit was opened. By 1977, when Pizza Hut was acquired by PepsiCo, its restaurant system had grown to nearly 3,200 units. Today, Pizza Hut is the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products. As of year-end 1997, the concept had grown to more than 8,600 units in the U.S., and more than 3,800 units outside of the United States. Approximately 44 percent of the U.S. units, and 45 percent of the non-U.S. units, are operated by the Company or joint ventures in which the Company participates.

     As of year-end 1997, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 22 percent market share in that segment, and almost double the system sales of its closest national competitor.

     In 1997, Pizza Hut worldwide system sales exceeded $7.3 billion, of which approximately $4.7 billion is attributable to U.S. system sales. Average U.S. system sales per traditional unit in 1997 were $630,000. U.S. same store sales at Company units decreased 1 percent in 1997 reflecting lower average guest checks in 1997 and decreasing transaction counts in the first half of the year, which were partially offset in the second half by quality initiatives, increasing transaction counts and the introduction of The EDGE pizza. Notably, same store sales at Company units in the U.S. increased 5 percent in the fourth quarter over the same period in 1996. Same store sales at Company units in the U.S. in 1996 decreased 4 percent. In contrast, U.S. same store sales at Company units had increased a solid 4 percent in 1995 driven by the introduction of new products, such as Stuffed Crust Pizza. Margins for Company stores decreased 1 percent in 1997.

     Pizza Hut has been named America's best pizza chain on many occasions by numerous newspapers, magazines and consumer publications.

     Taco Bell
     ---------

     Taco Bell operates under the name "Taco Bell" and specializes in Mexican style food products, including various types of tacos and burritos, salads, nachos and other related items. Taco Bell units feature a distinctive bell logo on their signage.

     The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964 the first Taco Bell franchise was sold. By 1978, when it was acquired by PepsiCo, the Taco Bell system had grown to approximately 1,000 units. By year-end 1997, there were more than 6,700 Taco Bell units within the United States, and more than 170 units outside of the United States.
Approximately 32 percent of the U.S. units, and 42 percent of the non-U.S. units, are operated by the Company. In 1997, Taco Bell worldwide system sales exceeded $4.9 billion, of which approximately $4.8 billion is attributable to U.S. system sales. Average U.S. system sales per traditional unit in 1997 were $972,000.

     Taco Bell is the leader in the U.S. Mexican QSR segment, with a market share in that segment of 72 percent.

     In 1997, U.S. same store sales at Company Taco Bell units increased by 2 percent for the year reflecting the successful Star Wars(TM) and Batman(TM) promotions, favorable product mix shifts and pricing, which were partially offset by lower transaction counts. After several years of having achieved above industry average growth rates, U.S. same store sales at Company Taco Bell units declined 2 percent and 4 percent in 1996 and 1995, respectively, as a result of lower transaction counts. Margins for Company stores in the U.S. increased by 3 percentage points in 1997.

     Tricon International
     --------------------

     Recently, the international operations of the three Tricon concepts have been consolidated into a separate international division (Tricon International), which has directed its focus toward generating more system growth through franchisees and concentrating its development of Company units in those markets with sufficient scale. Tricon International has developed new global systems and tools designed to improve marketing, operations consistency, product delivery, market planning and development and franchise support capability.

     In 1997,  Tricon  International  accounted  for 34 percent of the Company's total system sales, and 24 percent of the Company's revenues. Tricon International system sales have grown at a compounded rate of 8 percent over the past five years.

     The Company has over 9,000 units in the system outside of the U.S. This number has grown at a compounded rate of 10 percent over the past five years. Approximately 37 percent of the total non-U.S. units are operated by the Company or joint ventures in which the Company participates.

     Operating Structure

     In all three of its concepts, the Company either operates units or they are operated by independent franchisees or licensees. Franchisees can range in size from individuals owning just a few units to large publicly traded companies. In addition, the Company has established international joint ventures between itself and third parties. As of year-end 1997, approximately 38 percent of Tricon's worldwide units were operated by the Company (including approximately 4 percent by joint ventures in which the Company participates), approximately 51 percent by franchisees, and approximately 11 percent by licensees.

     Refranchising

     Three years ago, the Company determined that there was a need to rebalance the system toward more franchisee ownership in order to focus its resources on what it believes are high growth potential markets where it can more efficiently leverage its scale. Since the strategy began in mid-1995, the Company has refranchised 1,418 units in 1997, 659 units in 1996 and 264 units in 1995, respectively. As a result of the Company's refranchising activity, coupled with new points of distribution added by franchisees and licensees and the program to upgrade the asset portfolio by closing under-performing stores, the Company's overall ownership of total system units (i.e., Company and joint venture units in which the Company participates) declined 12 percentage points in three years from 50 percent at year-end 1994 to 38 percent at year-end 1997. The refranchising program is expected to continue, in the near term, but as the Company approaches a Company/franchisee balance more consistent with its major competition, refranchising activity is expected to substantially decrease over time. The continuation of the program depends on the Company's ability to identify and offer to qualified franchisees to purchase Company restaurants at prices considered by the Company to be appropriate. There can be no assurance as to whether, or to what extent, management will be able to effect refranchising activities in the future. As of year-end 1997, over 2,300 Company stores had been refranchised as a part of that program, the large majority to franchisees that were already in the Tricon system.

  Competitive Advantages

     Global Scale

         Powerful Concepts in Growing Food Categories. KFC, Pizza Hut and Taco Bell are three of the most recognized restaurant concepts in the world. Each is the U.S. leader in terms of market share and number of units in its respective food category. The Company believes that the near universal appeal of chicken and the enormous variety of pizzas provide a strong foundation for global concept expansion, and that the emerging trend towards Mexican-style foods may provide additional growth opportunities. In fact, according to a study conducted by Restaurant Trends in 1997, chicken, pizza and Mexican are among the fastest growing QSR segments in terms of comparable sales.

         Worldwide Capabilities. Tricon is the world's largest QSR Company measured by system units and, based on available industry data, the second largest based on system sales. In terms of international locations, the Company believes that, as of year-end 1997, its total of over 9,000 system units outside the U.S. was second only to McDonald's Corporation. The Company has global scale capabilities in marketing, advertising, purchasing and research and development ("R&D"). Tricon believes that its worldwide network of Company and franchise operations provides a strong foundation from which to expand in existing markets, enter new markets and launch new products and marketing campaigns. In many countries and regions, the Company has the scale to use extensive television advertising, an important factor in increasing brand awareness. The Company's scale enables it to negotiate superior marketing promotions when compared to many of its competitors.

         Purchasing/Distribution Network. The Company is a substantial purchaser of a number of food products, and it believes its scale purchasing capabilities provide it with competitive advantages such as its ability to ensure a consistent supply of high quality food, ingredients and other supplies at attractive prices to all of its restaurant concepts. In 1996, to ensure reliable sources, the Company consolidated most of its worldwide food and supply procurement activities under a new organization now called Supply Chain Management, which sources, negotiates contracts for and buys specified food and supplies from hundreds of suppliers in over 70 countries and territories. Supply Chain Management develops long-term relationships with key vendors. They monitor market trends and seek to identify and capitalize on purchasing opportunities that will enhance the Company's competitive position. The principal products purchased include beef, cheese, chicken products, cooking oils, corn, flour, lettuce, paper and packaging materials, pinto beans, pork, seasonings, soft drink beverage products, and tomato products.

     To ensure the wholesomeness of all food products, suppliers are required to meet or exceed strict quality control standards. Long-term contracts and long-term vendor relationships have been used to ensure availability of products. The Company has also entered into commodity futures contracts traded on national exchanges with the objective of reducing food costs. While such hedging activity has historically been done on a limited basis, hedging activity could increase in the future if the Company believes it would result in lower total costs. The Company has not experienced any significant continuous shortages of supplies. Prices paid for these supplies may be subject to fluctuation; when prices increase, the Company may be able to pass on such increases to its customers, although there is no assurance this can be done in the future.

     Historically, many food products, paper and packaging supplies, and equipment used in the operation of the Company's restaurants have been distributed to individual Company units by PFS, which was PepsiCo's restaurant distribution operation prior to its disposition in 1997 as described below. PFS also sold and distributed these same items to many franchised and licensed units that operate in the three restaurant systems, though principally to Pizza Hut and Taco Bell franchised/licensed units in the United States. In May 1997, KFC, Pizza Hut and Taco Bell entered into a five year Sales and Distribution Agreement with PFS to distribute the majority of their food and supplies for Company stores, subject to PFS maintaining certain performance levels. The Sales and Distribution Agreement became effective upon the closing of the sale by PepsiCo of the assets and business of PFS to AmeriServe Food Distribution, Inc. ("AmeriServe"), a subsidiary of Holberg Industries, Inc., pursuant to a definitive agreement dated as of May 23, 1997, as amended. KFC, Pizza Hut, Taco Bell and Tricon International have also entered into multi-year agreements with Pepsi-Cola Company regarding the sale of Pepsi-Cola beverage products at Company units.

     Strong Cash Flow

     The Company has generated significant cash flow from operating activities of $810 million, $713 million and $813 million in 1997, 1996 and 1995, respectively. The Company has also generated significant cash flow through its global refranchising program ($770 million, $355 million and $165 million in 1997, 1996 and 1995, respectively) under which it sells Company restaurants to current and new franchisees. This cash flow has allowed the Company to fund investment in product innovation and quality, improved operating platforms leading to improved service, store-level human resources including recruiting and training, testing alternative modes of distribution and creative marketing programs, as well as to reduce its indebtedness. During 1997, subsequent to the Spin-off (October 6, 1997), the Company reduced outstanding indebtedness under its revolving credit facility by $115 million and paid down its term loan by $32 million. The Company's primary investing activity has been funding capital spending in excess of $1.8 billion in the aggregate over the last three years. The Company believes that it will be able to continue to fund significant capital spending despite the higher cash debt service costs related to its post-October, 1997 debt capitalization.

     Certain Core Competencies

         Marketing. The Company believes that it has developed significant advertising capabilities and has been able to generate substantial interest in and excitement around its brands. Many of the Company's advertising campaigns have been recognized in the past with awards acknowledging their creativity, execution or achievements in creating or maintaining brand awareness. The Company's size enables it to be a leading advertiser in the food service industry, which it can leverage to achieve efficiency in national network television advertising, supplemented with local market television advertising. As an example, on a consolidated basis, the Company was, as of year-end 1997, one of the top ten largest buyers of U.S. television network media time. Prior to consolidation, each of the three Tricon brands ranked in the top 55 for this purpose.

     Tricon's four operating companies implement periodic promotions as they deem appropriate or desirable in order to maintain and increase their sales and unit profits. They also rely on radio, newspaper and other print advertising, in-store point of purchase advertising, and direct mail and newspaper couponing programs, to attract customers and encourage the purchase of their products. The Company has developed and utilizes sophisticated marketing research techniques to measure customer satisfaction and consumer trends.

         Quality Assurance. The Quality Assurance Departments at each of Tricon's four operating companies help ensure that the systems' restaurants provide high quality, wholesome food products in clean and safe environments. The systems' restaurants are required to buy food supplies, ingredients, seasonings, and equipment only from approved suppliers, who are required to meet or exceed system standards designed to ensure product quality, safety and consistency. From time to time, the Quality Assurance Departments inspect the facilities of their suppliers and request samples for testing and other quality control monitoring and measures. Many of these suppliers, such as poultry producers, are also subject to some government inspection. In addition, representatives of the Quality Assurance Departments visit restaurants from time to time to ensure that food is properly stored, handled and prepared in accordance with prescribed standards and specifications, as well as to provide training in food safety and sanitation measures to the restaurant operators. The Quality Assurance Departments are also responsible for remaining current on issues related to food safety and interacting with regulatory agencies as may be required or desirable on these matters.

     United States Growth Opportunities

     Tricon believes it has many opportunities to achieve growth in sales per unit and distribution in its U.S. business due to the following:

         Daypart Expansion. The Company's strengths in market research and R&D, combined with underdeveloped dayparts (segments of each business day) in all three core concepts provide an opportunity to increase the average sales per unit. According to CREST, in 1997 in the U.S., almost two-thirds of KFC and approximately three-quarters of Pizza Hut U.S. system store sales occurred during the dinner occasion. At Taco Bell, approximately half of U.S. system store sales occurred during the lunch occasion, with about 45 percent occurring at dinner and the remainder during snacking hours.

         Channel Expansion. The Company believes that significant growth opportunities exist with respect to delivery services. The Company's products, especially chicken and pizza, are well suited to delivery because their relatively long holding times allow them to be delivered hot and ready to eat. Today, Pizza Hut has a well-developed delivery system and 365 KFC units in the U.S. currently offer some delivery services. In addition, the Company believes there is opportunity to innovate with respect to the type of unit that best meets consumer needs. Some of the alternative channels that are under development include non-traditional units such as Taco Bell Express in venues such as shopping malls, food courts, airports, gas and convenience stores, and schools.

         Multi-Branding. The Company is actively pursuing the strategy of multi-branding, whereby two or more of its concepts are operated in a single restaurant unit. As of year-end 1997, there were 349 system units housing more than one concept. By combining two or more of its concepts in one location, particularly those that have complementary daypart strengths, the Company believes it can generate higher sales volumes from such units, significantly improve returns on per unit investment, and enhance its ability to penetrate a greater number of trade areas throughout the United States. Through the consolidation of market planning initiatives across all three of its concepts, the Company is establishing multi-year development plans by trade area to optimize franchise and company penetration of all three brands and to improve returns on its existing asset base. The Company intends to build approximately thirty new multi-brand units in the U.S. during 1998. The Company currently believes that there may be as many as 3,900 system multi-brand unit opportunities in the U.S. The development of these units may be limited, in some instances, by prior development and/or territory rights granted to franchisees.

     International Growth Opportunities

         Focus on Key Growth Markets. Following the Spin-off, the Company redirected its international ownership strategy to focus on building Company stores in what it believes are high growth potential markets where it can more efficiently leverage its scale, while increasing franchise penetration through franchise development and refranchising in other international markets. As an example, the Company has demonstrated considerable success in penetrating Asian emerging markets with some of its highest volume stores in the world being operated in China. In the future, the Company intends to focus a significant portion of its new unit capital on this and other potential growth markets.

         Underdeveloped Presence. Although the Company and its franchisees have established a presence in 103 countries and territories, many of these countries are still underpenetrated considering not only population size and growth, but also per capita purchasing power. Even in countries which have populations with similar per capita purchasing power, the ratio of stores per million people is still far below that found in the U.S., and the Company believes there is significant opportunity to leverage an increasing demand for convenient, fully prepared foods.

     Scale Advantages. Tricon International has the ability to leverage not only the scale advantages of administration, purchasing and R&D; but also the experience of the Company's U.S. operations to quickly identify new product opportunities for local markets.

     Human Resources and Management

     The Company believes that high quality, customer-focused restaurant management is critical to its long-term success. It also believes that its leadership position, strong results-oriented and recognition culture, and various training and incentive programs help attract and retain highly motivated restaurant general managers ("RGMs") who are committed to providing superior customer satisfaction and outstanding business results. The Company believes that having a high quality restaurant manager in a unit for a meaningful tenure is one of the most important factors in a unit's ability to achieve excellent results in the areas of sales, profits and overall guest satisfaction.

     The Company's restaurant management structure varies by concept and unit size. Generally, each Company restaurant is led by an RGM, together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant usually has between 10 and 35 hourly employees, most of whom work part-time. The Company's four operating companies each issue detailed manuals covering all aspects of their respective operations, including food handling and product preparation procedures, safety and quality issues, equipment maintenance, facility standards and accounting procedures. The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. RGMs efforts are monitored by area managers or market coaches, who work with approximately nine to eleven restaurants. The Company's restaurants are visited from time to time by various senior operators within their respective organizations to help ensure adherence to system standards.

     RGMs attend and complete their respective operating company's required training programs. These programs consist of initial training, as well as additional continuing development and training programs that may be offered or required from time to time. Initial manager training programs generally last at least six weeks and emphasize leadership, business management, supervisory skills (including training, coaching, and recruiting), product preparation and production, safety, quality control, customer service, labor management, and equipment maintenance.

     Sale of Non-Core Concepts

     In late 1996, the Company set a strategy to focus human and financial resources on growing the sales and profitability of its three core QSR concepts -- KFC, Pizza Hut and Taco Bell. As a result, the non-core restaurant businesses of California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo Sandwich Shop, East Side Mario's and Hot 'n Now were sold in 1997. The operations of these five non-core businesses were not material to the operations of the Tricon operating companies.

     Information about the five non-core businesses is included in Management's Discussion and Analysis and the related Consolidated Financial Statements and footnotes in Part II, Item 7, pages 18 through 36; and Part II, Item 8, pages 36 through 60, respectively, of this Form 10-K.

     Trademarks

     The Company has numerous registered trademarks and service marks. The Company believes that many of these marks, including its Kentucky Fried Chicken(R), Pizza Hut(R) and Taco Bell(R) trademarks, have significant value and are materially important to its business. The Company's policy is to pursue registration of its important trademarks whenever possible and to oppose vigorously any infringement of its trademarks. The use of the Company's trademarks by franchisees and licensees has been authorized in KFC, Pizza Hut and Taco Bell franchise and license agreements. Under current law and with proper use, the Company's rights in its trademarks can last indefinitely. The Company also has certain patents on restaurant equipment, which, while valuable, are not material to its business.

     Working Capital Practices

     Information about the Company's working capital practices is included in Management's Discussion and Analysis in Part II, Item 7, pages 18 through 36 of this Form 10-K.

     Customers

     The Company's business is not dependent upon a single customer or small group of customers.

     Seasonal Operations

     The Company does not consider its operations to be seasonal to any material degree.

     Backlog Orders

     Company restaurants have no backlog orders.

     Government Contracts

     No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

     Competition

     The  overall  food  service  industry  and the QSR  segment  are  intensely competitive with respect to food quality, price, service, convenience, restaurant location and concept. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing restaurants; and disposable purchasing power. The Company competes within each market with national and regional chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.

     Research and Development

     The Company operates R&D facilities in Louisville, Kentucky, Dallas, Texas and Irvine, California. In 1997, 1996 and 1995, the Company spent $21 million, $20 million and $17 million, respectively, on R&D activities.

     Government Regulation

     United States. The Company is subject to various Federal, state and local laws affecting its business. Each of the Company's restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality in which the restaurant is located. In addition, each of the Tricon operating companies must comply with various state laws that regulate the franchisor/ franchisee relationship. To date, the Company has not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

     As a result of the Spin-off and the Company's ensuing deficit in shareholders' equity, the Tricon operating companies will be required in approximately 15 states, for the first time, to obtain state registration of their franchise offerings. Consequently, there may be short periods of time in some or all of the affected states during which the planned sales of existing units pursuant to the Company's refranchising program, and the issuance of new franchises and licenses, will be delayed while this registration process is proceeding. The Company intends to take all reasonable steps to accelerate this registration process, and does not anticipate any material delays in unit sales under its refranchising program as a result of the registration process. However, if the delay in the registration process is longer than anticipated, there is a risk that the Company's ability to sell the planned number of units in 1998 under its refranchising program could be adversely affected.

     A small portion of Pizza Hut's net sales is attributable to the sale of beer and wine. A license is required in most cases for each site that sells alcoholic beverages (in most cases, on an annual basis) and licenses may be revoked or suspended for cause at any time. Regulations governing the sale of alcoholic beverages relate to many aspects of restaurant operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant which sells alcoholic beverages to obtain or retain these licenses may adversely affect such restaurant's revenues and operating profits.

     The Company is also subject to Federal and state minimum wage laws governing such matters as overtime, tip credits and working conditions. Since the bulk of the Company's employees are paid on an hourly basis at rates related to the Federal minimum wage, increases in the minimum wage could significantly increase the Company's labor costs.

     The Company is also subject to Federal and state child labor laws which, among other things, prohibit the use of certain "hazardous equipment" by employees 18 years of age or younger. The Company has not to date been materially adversely affected by such laws.

     The Company is subject to Federal, state and local environmental laws and regulations; however, such requirements have not had a material effect on the Company's operations. The Company continues to monitor its facilities for compliance with the Americans With Disabilities Act ("ADA") in order to conform to its requirements. Under the ADA, the Company could be required to expend funds to modify its restaurants to better provide service to, or make reasonable accommodation for the employment of, disabled persons. Such expenditures, if required, would not have a material adverse effect on the Company's operations.

         International. Internationally, the Company's restaurants are subject to national and local laws and regulations which are similar to those affecting the Company's domestic restaurants, including laws and regulations concerning labor, health, sanitation and safety. The international restaurants are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment. International compliance with environmental requirements has not had a material adverse effect on the Company's earnings, capital expenditures or competitive position.

     Employees

     At year-end 1997, the Company employed approximately 350,000 persons, approximately 75 to 80 percent of whom were part-time employees. More than 60 percent of the Company's employees are employed in the United States. The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors. Employees, other than restaurant management and certain corporate employees, are paid on an hourly basis. Less than 1 percent of the Company's U.S. employees are covered by collective bargaining agreements. The Company's non-U.S. employees are subject to numerous labor council relationships that vary due to the diverse cultures in which the Company operates. The Company considers its employee relations to be good.

     (d) Financial Information about Foreign and Domestic Operations

     Financial information about foreign and domestic markets is incorporated herein by reference from Selected Financial Data, Management's Discussion and Analysis and the related Consolidated Financial Statements and footnotes in Part II, Item 6, page 17; Part II, Item 7, pages 18 through 36; and Part II, Item 8, pages 36 through 60, respectively, of this Form 10-K.

Item 2. Properties.

     As of year-end 1997, Tricon operating companies owned approximately 3,000 and leased approximately 4,800 restaurants, delivery/carryout units and other food service units in the United States; and Tricon International owned approximately 500 and leased approximately 1,800 additional units outside the United States. Operating company restaurants in the United States which are not owned are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the United States generally are leased for significantly shorter initial terms with short renewal options. Joint ventures in which operating companies are partners and other consolidated entities own or lease approximately 1,000 restaurants or units outside the United States. Tricon leases Tricon International's and Pizza Hut's corporate headquarters in Dallas, Texas. Taco Bell leases its corporate headquarters in Irvine, California and KFC owns its corporate headquarters and a research facility in Louisville, Kentucky. In addition, Tricon owns major office facilities in Wichita, Kansas and leases an office facility for accounting services in Albuquerque, New Mexico. The Wichita, Kansas facility is under contract for sale during 1998, when primary operations conducted there are relocated to Louisville, Kentucky and Dallas, Texas. Additional information about the Company's properties is included in the Consolidated Financial Statements and footnotes in Part II, Item 8, pages 36 through 60, of this Form 10-K.

     The Company believes that its properties are in good operating condition and are suitable for the purposes for which they are being used.

Item 3. Legal Proceedings.

     The Company is subject to various claims and contingencies related to lawsuits, taxes, real estate, environmental and other matters arising out of the normal course of business. The following is a brief description of the more significant of these categories of lawsuits and other matters. The Company believes that the ultimate liability, if any, in excess of amounts already provided for, is not likely to have a material adverse effect on the Company's annual results of operations, financial condition or cash flows.

     Franchising

     A substantial number of the Company's restaurants are franchised to independent business people operating under arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its franchisees relating to a broad range of subjects, including, without limitation, quality, service, and cleanliness issues, contentions regarding grants, transfers or terminations of franchises, territorial disputes and delinquent payments.

     Employees

     At any given time, the Company employs thousands of persons, including in its restaurants. In addition, thousands of persons, from time to time, seek employment with the Company and its restaurants. In the ordinary course of business, disputes arise regarding employee hiring, compensation, termination and promotion practices.

     Like some other large retail employers, Taco Bell recently has been faced with allegations of purported class-wide wage and hour violations. As stated above, the Company believes that these cases are not material to the Company's annual results, financial condition or cash flows.

     Customers

     The Company's restaurants serve a large and diverse cross-section of the public and in the course of serving so many people, disputes arise regarding products, service, accidents and other matters typical of large restaurant systems such as those of the Company.

     Trademarks

     The Company has registered trademarks and service marks, many of which are of material importance to the Company's business. From time to time, the Company may become involved in litigation to defend and protect its use of such registered marks.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of the Registrant

     The executive officers of the Company as of March 19, 1998, and their ages and current positions as of that date are as follows:


 Name                    Age         Position
 ----                    ---         --------

Andrall E. Pearson       72      Chairman of the Board and Chief Executive
                                   Officer

David C. Novak           45      Vice Chairman of the Board and President

Robert C. Lowes          52      Chief Financial Officer

Christian L. Campbell    47      Senior Vice President, General Counsel and
                                   Secretary

Robert L. Carleton       57      Senior Vice President and Controller

Jonathan D. Blum         39      Senior Vice President - Public Affairs

Gregg R. Dedrick         38      Chief People Officer

Sandra S. Wijnberg       41      Senior Vice President - Treasurer

Peter A. Bassi           48      President, Tricon Restaurants International

Jeffrey A. Moody         39      President and Chief Concept Officer, KFC U.S.A.

Michael S. Rawlings      43      President and Chief Concept Officer, Pizza Hut
                                   U.S.A.

Peter C. Waller          43      President and Chief Concept Officer, Taco Bell
                                   U.S.A.

Aylwin B. Lewis          43      Chief Operating Officer, Pizza Hut U.S.A.

Thomas E. Davin          40      Chief Operating Officer, Taco Bell U.S.A.

Charles E. Rawley, III   47      Chief Operating Officer, KFC U.S.A.

     Andrall E. Pearson became Chairman of the Board of Tricon effective August 15, 1997, and Chief Executive Officer of Tricon effective October 21, 1997. Mr. Pearson previously served as an operating partner of Clayton, Dubilier & Rice, a leveraged buy-out firm, from 1993 to 1997. He was President and Chief Operating Officer of PepsiCo, Inc. from 1971 through 1984 and served on PepsiCo's Board of Directors for 26 years, retiring in April 1996. From 1985 to 1993 he was a tenured professor at Harvard Business School. Mr. Pearson is also a member of the Board of Directors of Tricon, as well as a member of the Boards of Alliant Food Services, Inc., DBT On-Line, Inc., Kinko's, Inc., May Department Stores Company, and Travelers Group Inc. He is also a trustee of the New York University Medical Center and the Good Samaritan Medical Center in Palm Beach, Florida.

     David C. Novak is Vice Chairman of the Board and President of Tricon. He has served in this position since October 1997. Mr. Novak previously served as Group President and Chief Executive Officer, KFC and Pizza Hut from August 1996 to July 1997. Mr. Novak joined Pizza Hut in 1986 as Senior Vice President, Marketing. In 1990, he became Executive Vice President, Marketing and National Sales, for Pepsi-Cola Company. In 1992 he became Chief Operating Officer, Pepsi-Cola North America, and in 1994 he became President and Chief Executive Officer of KFC North America.

     Robert C. Lowes is Chief Financial Officer of Tricon. He has served in this position since August 1997. From July 1995 to July 1997, Mr. Lowes served as Chief Executive Officer of Burger King, a subsidiary of Grand Metropolitan, a food and consumer products company. Before becoming Burger King's Chief
Executive Officer, Mr. Lowes held several positions with Grand Metropolitan, including Deputy Chief Financial Officer, Chief Financial Officer of its Food Sector, and Chief Executive Officer of its European Foods division. Mr. Lowes joined Grand Metropolitan in 1989 from Philip Morris and General Foods, where he served in a number of senior finance capacities, including Vice President, Controller of Philip Morris, and Group Vice President and Chief Financial Officer of Oscar Mayer.

     Christian L. Campbell is Senior Vice President, General Counsel and Secretary of Tricon. He has served in this position since September 1997. From 1995 to September 1997, Mr. Campbell served as Senior Vice President, General Counsel and Secretary of Owens Corning, a building products company. Before joining Owens Corning, Mr. Campbell served as Vice President, General Counsel and Secretary of Nalco Chemical Company, in Naperville, Illinois, from 1990 through 1994.

     Robert L. Carleton is Senior Vice President and Controller of Tricon. He has served in this position since May 1997. Mr. Carleton previously served as Senior Vice President and Controller for PepsiCo from August 1982 to August 1997.

     Jonathan D. Blum is Senior Vice President - Public Affairs for Tricon. He has served in this position since July 1997. Mr. Blum previously served as Vice President of Public Affairs for Taco Bell U.S.A., a position that he held since joining Taco Bell in 1993.

     Gregg R. Dedrick is Chief People Officer for Tricon. He has served in this position since July 1997. Mr. Dedrick previously served as Senior Vice President, Human Resources, for Pizza Hut and KFC, a position he assumed in
1996. Mr. Dedrick joined Pepsi-Cola Company in 1981 and held various personnel-related positions with Pepsi-Cola from 1981 to 1994. In 1994, he became Vice President, Human Resources for Pizza Hut, and in 1995 he became Senior Vice President of Human Resources for KFC.

     Sandra S. Wijnberg is Senior Vice President and Treasurer of Tricon. She has served in this position since August 1997. Ms. Wijnberg previously served as Senior Vice President of Finance and Chief Financial Officer of KFC from May 1996 to August 1997. Ms. Wijnberg joined PepsiCo in 1994 and served as Vice President, Corporate Finance and Assistant Treasurer until joining KFC. She was previously a Principal, Investment Banking Division, of Morgan Stanley & Co. from 1985 to 1994, and, prior to that, was an Associate, Corporate Finance, at Shearson Lehman Brothers from 1982 to 1985.

     Peter A. Bassi is President, Tricon Restaurants International since July 1997. Mr. Bassi served as Executive Vice President, Asia, of PepsiCo Restaurants International from February 1996 to July 1997. He joined Pepsi-Cola Company in 1972 and served in various management positions at Frito-Lay, Pizza Hut and PepsiCo Food Service International. He served as Senior Vice President, Finance and Chief Financial Officer at Taco Bell from 1987 to 1994. From 1995 to 1996 he served as Senior Vice President and Chief Financial Officer at PepsiCo Restaurants International.

     Jeffrey A. Moody is President and Chief Concept Officer, KFC U.S.A. since July 1997. Mr. Moody served as Senior Vice President, Operations, for PepsiCo Restaurants International from November 1996 to June 1997. Previously, he was Vice President, Operations for PepsiCo Restaurants International from June 1995 to November 1996. Mr. Moody joined Pizza Hut in 1987 and held various management positions prior to those mentioned above.

     Michael S. Rawlings is President and Chief Concept Officer, Pizza Hut U.S.A since July 1997. From 1991 to 1996, Mr. Rawlings served as Chairman, President and Chief Executive Officer of DDB Needham Worldwide Dallas Group, a position he held following the merger of Tracy-Locke, Inc. into DDB Needham. Previously, Mr. Rawlings was General Manager and Chief Operating Officer of Tracy-Locke, Inc., a position he assumed in 1989.

     Peter C. Waller is President and Chief Concept Officer, Taco Bell U.S.A. since July 1997. Mr. Waller served as Senior Vice President of Marketing of Taco Bell from December 1995 to June 1997. He previously held the position of Senior Vice President of Marketing for KFC U.S.A. from August 1994 to December 1995. He joined PepsiCo in 1990 as Managing Director for Western Europe, and subsequently spent two years as Regional Marketing Director for KFC for the South Pacific and South Africa.

     Aylwin B. Lewis is Chief Operating Officer of Pizza Hut U.S.A. since July 1997. Mr. Lewis previously served as Senior Vice President, Operations for Pizza Hut, a position he assumed in 1996. Mr. Lewis joined KFC in 1991 as a Regional General Manager. He served in various positions at KFC, including Senior Director of Franchising and Vice President of restaurant Support Services, becoming Division Vice President, Operations for KFC in 1993, and Senior Vice President, New Concepts for KFC in 1995.

     Thomas E. Davin is Chief Operating Officer of Taco Bell U.S.A. since July 1997. Mr. Davin previously served as Vice President, Operations Services for Taco Bell, a position he assumed in 1996. Mr. Davin joined Pepsi-Co in 1991 as Director, Mergers and Acquisitions. He served as Zone Vice President for Taco Bell from 1993 to 1996.

     Charles E. Rawley, III is Chief Operating Officer of KFC U.S.A. Mr. Rawley joined KFC in 1985 as a Director of Operations. He served as Vice President of Operations for the Southwest, West, Northeast, and Mid-Atlantic Divisions from 1988 to 1994, when he became Senior Vice President, Concept Development for KFC. Mr. Rawley assumed his current position in 1995.

     Executive officers are elected annually by and serve at the discretion of the Board of Directors.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
     Matters.

     The Company's common stock trades under the symbol YUM and is listed on the New York Stock Exchange.

     The high, low and closing prices for a share of Tricon common stock on the New York Stock Exchange, as reported by The Dow Jones News/Retrieval Service, for the fourth quarter of 1997 (from the date of the Spin-off through the end of the year) were $36.250, $27.875 and $28.313, respectively.

     The number of shareholders of record of the Company's common stock as of March 19, 1998 was 177,926.

     Under the terms of its bank credit facility, the Company is currently limited in its ability to pay dividends on common stock. As a result, the Company does not presently intend to pay dividends on its common stock, but instead to use a portion of earnings to pay down existing debt under the bank credit facility, and to reinvest remaining earnings back into the business.

Item 6. Selected Financial Data.
--------------------------------------------------------------------------------
Selected Financial Data
(in millions except share and unit amounts)
TRICON Global Restaurants, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                                      Fiscal Year Ended
                                                                                     -------------------
                                                          Pro Forma(1)                           As Reported
------------------------------------------------------------------------------------------------------------------------------------
                                                              1997          1997        1996        1995       1994(2)       1993
------------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
System sales (excluding Non-core Businesses)
  U.S.                                                   $  13,500         13,500      13,400      13,200      12,600      11,900
  International                                              7,000          7,000       6,900       6,500       5,600       5,400
                                                         ---------------------------------------------------------------------------
  Total                                                  $  20,500         20,500      20,300      19,700      18,200      17,300
                                                         ---------------------------------------------------------------------------
Revenues
  Company sales                                          $   8,846          9,112       9,738       9,813       9,170       8,118
  Franchise and license fees                                   567            569         494         437         395         344
                                                         ---------------------------------------------------------------------------
  Total                                                  $   9,413          9,681      10,232      10,250       9,565       8,462
                                                         ---------------------------------------------------------------------------

Operating profit (3)                                     $     276            241         372         252         582         645
Interest expense, net                                          317            276         300         355         341         229
                                                         ---------------------------------------------------------------------------
(Loss) income before income taxes(3)                     $     (41)           (35)         72        (103)        241         416
Net (loss) income(3)                                     $    (117)          (111)        (53)       (132)        118         238
Pro forma Loss per common share(3)                       $    (.77)         N/A          N/A         N/A         N/A         N/A
------------------------------------------------------------------------------------------------------------------------------------
Cash Flow Data
Provided by operating activities                                         $    810         713         813         894       1,019
Capital spending                                                         $    543         627         714       1,049         968
Refranchising of restaurants                                             $    770         355         165          -           -
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
Total assets                                                             $  5,098       6,520       6,908       7,387       6,526
Working capital deficit                                                  $   (805)       (778)       (831)       (909)       (765)
Long-term debt                                                           $  4,551         231         260         267         290
Total debt                                                               $  4,675         290         404         395         416
Investments by and advances from PepsiCo                                 $     -        4,266       4,604       4,962       4,366
------------------------------------------------------------------------------------------------------------------------------------
Other Data
Number of restaurants at year-end (excluding Non-core Businesses)
  System                                                                   29,712      29,096      27,894      26,212      23,927
  Company                                                                  11,207      12,883      13,466      13,209      11,230
U.S. Company same store sales growth
  KFC                                                                         2%          6%          7%          2%          -
  Pizza Hut                                                                  (1)%        (4)%         4%         (6)%         5%
  Taco Bell                                                                   2%         (2)%        (4)%         2%          6%
Shares outstanding at year-end (in millions)                                  152        N/A         N/A         N/A         N/A
Market price per share at year-end                                       $  28 5/16      N/A         N/A         N/A         N/A
------------------------------------------------------------------------------------------------------------------------------------

N/A - Not Applicable.

The historical consolidated financial data above includes TRICON Global Restaurants, Inc. and Subsidiaries as if we had been an independent, publicly owned company for all periods presented. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

(1) The pro forma data is derived from the unaudited pro forma financial information included in Note 16 to the Consolidated Financial Statements. The pro forma data does not purport to represent what our results of operations would have been had we operated as an independent, publicly owned company nor does it give effect to any events other than those described. The pro forma data also does not purport to project our results of operations as of any future date or for any future period. The pro forma data reflects adjustments to eliminate our Non-core Businesses disposed of in 1997 and to reflect the estimated additional interest expense and general, administrative and other expenses which we would have incurred as an independent, publicly owned company.

(2) Fiscal year 1994 consisted of 53 weeks. The fifty-third week increased 1994 revenues by $172 and earnings by approximately $23 ($14 after-tax).

(3) Includes combined facility actions and unusual charges of $421 ($322 after-tax), $209 ($168 after-tax) and $402 ($295 after-tax) for 1997, 1996 and 1995, respectively. On a pro forma basis, 1997 includes combined facility actions and unusual charges of $367 ($288 after-tax or $1.90 per share). See Note 4 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Introduction

     On October 6, 1997 (the "Spin-off Date"), the worldwide operations of KFC, Pizza Hut and Taco Bell (the "Core Business(es)") became an independent, publicly owned restaurant company known as TRICON Global Restaurants, Inc. through a spin-off from our former parent, PepsiCo, Inc. (the "Spin-off"). See Notes 2, 3 and 4. The Spin-off marked the beginning of a company focused solely on the restaurant business and our three well-recognized brands which together have more outlets worldwide than any other single quick service restaurant ("QSR") company. Separately, each brand ranks in the top ten among QSR chains with regard to U.S. system sales and units. Internationally, our 9,000 plus units make us the second largest QSR company outside the United States.

     This Management's Analysis is structured in four major sections. The first section provides an overview and focuses on items that either significantly impact comparability or are anticipated to significantly impact future operating results. The second analyzes results of operations; first on a consolidated basis and then separately for our U.S. and international businesses. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and our cautionary statements follow these major sections.

     This Management's Analysis should be read in conjunction with the Consolidated Financial Statements on pages 36-60 and the Cautionary Statements on page 35. All note references herein refer to the Notes to the Consolidated Financial Statements on pages 41-60. Tabular amounts are displayed in millions except per share and unit count amounts, or as specifically identified. All pro forma earnings per share calculations assume that the 152 million shares issued at Spin-off had been outstanding for all periods presented.

     Worldwide Marketplace

     Our worldwide businesses operate in highly competitive markets that are subject to both global and local economic conditions, including the effects of inflation, commodity price and currency fluctuations, governmental actions and political instability and its related dislocations. Our operating and investing strategies are designed, where possible, to mitigate these factors through focused actions on several fronts, including: (a) enhancing the appeal and value of our products through brand promotion, product innovation, quality improvement and prudent pricing actions; (b) providing excellent service to customers; (c) increasing worldwide availability of our products; (d) forming alliances to increase market presence and utilize resources more efficiently; and (e) containing costs through efficient and effective purchasing, distribution and administrative processes.

     In 1997, as a percentage of our Core Businesses, our international business accounted for 34% of system sales, almost 25% of Company revenues, and 22% of operating profit before unallocated expenses, foreign exchange losses, facility actions and unusual charges. We believe that, despite the inherent risks and generally higher general and administrative costs of operations, key international markets will continue to be high priority investment targets due to their substantial growth potential. It is, therefore, important to consider that movements in currency exchange rates not only result in a related translation impact on our earnings, but also can result in significant economic impacts that affect operating results. Changes in exchange rates are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. In addition, material changes may cause us to adjust our financing, investing and operating strategies; for example, promotions and product strategies, pricing and decisions concerning capital spending, sourcing of raw materials and packaging (see discussion on Asia below). The following paragraphs describe the effect of currency exchange rate movements on our reported results.

     As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. Material effects on comparability of sales and operating profit arising from translation are identified in Management's Analysis of operating results. By definition, these translation effects exclude the impact of businesses in highly inflationary countries, where the accounting functional currency is the U.S. dollar.

     Changes in currency exchange rates can also result in reported foreign exchange gains and losses, which are included as a component of general, administrative and other expenses. We reported a net foreign exchange loss of $16 million in 1997, $5 million in 1996 and $1 million in 1995. These reported amounts include translation gains and losses arising from remeasurement into U.S. dollars of the monetary assets and liabilities of businesses in highly inflationary countries as well as transaction gains and losses. Transaction gains and losses arise from monetary assets such as receivables and short-term interest-bearing investments as well as payables (including debt) denominated in currencies other than a business unit's functional currency.

     Asian Economic Events

     Asian operations in such countries as China, Japan, Korea, Singapore and Thailand, among others, comprised approximately 37% of our international system sales for 1997. The economic turmoil and weakening of currencies throughout much of Asia against the U.S. dollar during 1997 has created a difficult retail environment and has had an adverse effect on our operating results beginning late in 1997. Despite this, we will continue to seek out investment opportunities in certain parts of Asia. Lessons learned, in the recent past, in other countries such as Mexico in 1996 and 1995 have helped us identify opportunities to mitigate the impact of these economic events. These include working with our suppliers to reduce costs and increasing the value of our product offerings. The complexities of the international environment in which we operate make it difficult to accurately predict the ongoing effect of foreign currency movements on results of operations. Related effects will be reported in our financial statements as they become known and are estimable.

     Selected highlights of our recent operating results in Asia are as follows:

                                                                             1997           % B(W) (a)          1996
                                                                            Amount           vs. 1996          Amount
                                                                         ------------    ----------------    -----------
Revenues                                                                 $   509                 24          $   412
% of Total International                                                      22%                                 18%

Operating Profit                                                         $    92                  6          $    87
% of Total International, exclusive of facility actions net loss and
  unusual charges                                                             54%                                 57%

(a) % B(W) as used above and throughout this Management's Analysis means % Better (Worse).

     Year 2000

     We have established an enterprise-wide program to prepare our computer systems and applications for the Year 2000. We are utilizing both internal and external resources to identify, correct and test the systems for Year 2000 issues. We anticipate that the majority of domestic reprogramming will be complete by December 1998, and testing efforts will be concluded in the first quarter of 1999. TRICON Restaurants International has initiated a program to assess and correct computer systems for the Year 2000 in five major international markets. We intend to distribute this program to all other international markets in early 1998. We anticipate that business-critical international systems will be reprogrammed and tested by June 1999.

     Because third party failures could have a material impact on our ability to conduct business, confirmations are being requested from our processing vendors and suppliers to certify that plans are being developed to address the Year 2000 issues. An assessment of our franchisee readiness is also in process. We anticipate that in the second quarter of 1998, information will be provided to all franchisees regarding the potential business risks associated with the Year 2000 issues.

     Testing and conversion of systems and applications is expected to cost $40-$45 million from 1997 through 1999. Of these costs, approximately $4 million had been incurred by year-end 1997 and approximately $35 million is expected to be incurred in 1998. All costs are expected to be funded by cash flows from operations.

     Though the benefits of the fourth quarter unusual charge, discussed below, are expected to be significant, we expect that they will be offset in the near term by the negative impact of fluctuations in Asian currencies and incremental spending related to Year 2000 issues.

     Other Factors Affecting Comparability

     In addition to the above identified near-term risks in our Asian businesses and costs related to Year 2000 issues, we believe that certain items included in 1997 results of operations are either unlikely to recur in 1998 or are expected to recur in significantly different magnitudes, thereby affecting future comparability of results. These items, more fully described in the appropriate sections of Management's Analysis, include the $24 million in special KFC franchise contract renewal fees primarily from renewals in the first half of 1997, which will not recur in 1998. In addition, 1998 total facility actions after-tax net gain is expected to be approximately half of the level of the after-tax net gain recognized in 1997, excluding the fourth quarter charge, due to the inclusion in the second quarter of 1997 of the tax-free gain of $100 million related to the refranchising of our restaurants in New Zealand through an initial public offering. During 1997, the non-core businesses, defined below, generated approximately $10 million ($8 million after-tax) of income before unusual charges through their dates of disposal in 1997 which will not recur.

     As more fully discussed in Notes 3 and 16, we believe that our ongoing corporate unallocated annual general and administrative expenses as an independent, publicly owned entity will exceed the annualized amount of the PepsiCo allocation by approximately $20 million. This expected increase will be partially offset by non-recurring TRICON start-up costs of approximately $14 million which were incurred in the last three quarters of 1997. Our net interest expense is expected to be $40 million to $50 million higher in 1998, driven by the higher outstanding debt levels and higher expected weighted average interest rates. The increased general and administrative and interest expenses will primarily be incurred over the first three quarters of 1998.

     Subsequent to year-end, we agreed to sell our shared services facility in Wichita, Kansas. We will relocate most of our Wichita operations to Dallas, Texas and Louisville, Kentucky. Although we anticipate a gain on the sale when the transaction closes, currently scheduled for the fourth quarter of 1998, the majority of the relocation and other costs related to the decision will be incurred in earlier quarters of 1998. The full year net impact of the sale and relocation is expected to be immaterial.

     Store Portfolio Perspectives

     In the fourth quarter, we announced a $530 million unusual charge ($425 million after-tax). See Note 4. The charge included (1) costs of closing underperforming stores during 1998, primarily at Pizza Hut and internationally;
(2) reduction to fair market value, less costs to sell, of the carrying amounts of restaurants we intend to refranchise in 1998; (3) impairment of certain restaurants intended to be used in the business; (4) impairment of certain joint venture investments; and (5) related personnel reductions. The components of the charge were as follows:

     Store closure costs                                     $  213
     Refranchising losses                                       136
     Impairment charges for stores to be
      used in the business                                       61
                                                             -----------
        Total facility actions net loss                         410
                                                             -----------
     Impairment of investment in
       unconsolidated affiliates                                 79
     Severance and other                                         41
                                                             -----------
        Total unusual charges                                   120
                                                             -----------
        Total fourth quarter charges                         $  530
                                                             -----------

     The charge is largely non-cash and is expected to have a favorable impact on future cash flows and operating profits. We believe our worldwide business, upon completion of the actions covered by the charge, will be significantly more focused and better positioned to deliver consistent growth in operating earnings before facility actions.

     For more than two years, we have been working to reduce our share of total system units by selling Company restaurants to existing and new franchisees where their expertise can be leveraged to improve our concepts' overall operational performance, while retaining Company ownership of key markets. This portfolio-balancing activity has, and will continue to, reduce our reported revenues and increase the importance of system sales as a key performance measure. Refranchising frees up invested capital while continuing to generate franchise fees, thereby improving returns. We have also actively closed underperforming units. Restaurant margins and cash flows benefit from the one-time impact of refranchising gains and the ongoing impact of closing underperforming Company units. The impact of refranchising gains is expected to decrease over time.

     As a result of our initiatives, coupled with new points of distribution added by our franchisees and licensees, our overall Company percentage (including joint venture units) of our Core Businesses' total system units declined by 6 percentage points from 44% at year-end 1996 to 38% at year-end 1997. We refranchised 1,418 and 659 Company units in 1997 and 1996, respectively. In addition, we closed 661 and 352 Company units in 1997 and 1996, respectively, and have approved for closure an additional 697 units at year-end 1997. Total system units grew 2% and 4% in 1997 and 1996, respectively, driven by new points of distribution added by our franchisees and licensees. As we approach a Company/franchise balance more consistent with our major competition, refranchising activity is expected to substantially decrease.

     Results of Operations

     Comparability

     On an overall basis, we lost $111 million in 1997 or $.73 per basic share. In the context of our Spin-off, comparisons of results of operations for the year are complex. The fourth quarter charge and the significant level of other facility actions, including the second quarter refranchising through an initial public offering of our restaurants in New Zealand, represent significant items which complicate year-over-year comparisons. In addition, the disposal of our non-core businesses in 1997 adds complexity.

     Our historical financial statements are also impacted by our lack of history as an independent, publicly owned company. Therefore, the amounts for certain items such as general and administrative expenses, interest expense and income taxes, included in our historical reported results for periods prior to the Spin-off, represent allocations or computations which are not indicative of the results of operations, financial position and cash flows as if we had been an independent, publicly owned company during all periods presented. See Notes 2, 3, 4 and 16. In addition, the separation agreement entered into in connection with the Spin-off specifies that PepsiCo shall make a final determination regarding the net assets of the restaurant businesses transferred to us at the Spin-off Date. This determination has been preliminarily completed, but is subject to our agreement.

The accompanying Consolidated Financial Statements reflect our estimates, based on available information, of the net assets that should be transferred. The final approved determination could vary from these estimates. Any changes are not expected to materially affect future net income.

     Additionally, comparative information is impacted by the operations of and disposal charges related to our non-core restaurant businesses. These disposal charges included an estimated provision for all expected future liabilities associated with the disposal of the non-core businesses which we were required to retain as part of the Spin-off. Actual amounts incurred may ultimately differ from these estimates. California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo Sandwich Shop, East Side Mario's and Hot `n Now (collectively, the "Non-core Businesses") were sold prior to the Spin-off Date.

     Following is a summary of the impacts on our operating results of the operations and disposal of the Non-core Businesses:

                                                                         1997              1996             1995
                                                                    ---------------    -------------     ------------
     Revenues                                                       $    268           $    394          $    297
     % of total revenues                                                   3%                 4%                3%
     Non-core Businesses operating profit (loss), excluding
       disposal and impairment charges                                    13                (10)              (42)
     Impairment charges                                                                                       120
     Unusual disposal charges                                             54                246
     Net loss                                                       $    (26)          $   (200)         $   (116)

     The impact of the operations and sale of the Non-core Businesses are more fully discussed in Note 16. To facilitate comparability of future operating results, the following analysis of historical results of operations concentrates on Core Businesses only except where specifically noted.

Worldwide -- Core Business Only

                                                      1997
                                         --------------------------------
                                                                               % B(W) vs.                       % B(W) vs.
                                            Total          Adjusted (1)          1996 (2)          1996            1995
                                         ------------   -----------------    ---------------   -------------   -------------

SYSTEM SALES                             $   20,465                                 1          $   20,280           3
                                         ============                                          ============

REVENUES
Company sales                            $    8,846                                (5)         $    9,347          (2)
Franchise and license fees                      567                                15                 491          13
                                         ------------                                          ------------
  Total Revenues                         $    9,413                                (4)         $    9,838          (1)
                                         ============                                          ============

COMPANY RESTAURANT MARGIN
    Domestic                             $      777                                 3          $      756         (10)
    International                               242                                 2                 237           8
                                         ------------                                          ------------
    Total                                $    1,019                                 3          $      993          (7)
                                         ============                                          ============
    % of sales                                11.5%                            .9 points            10.6%     (.6 points)

OPERATING PROFIT
Ongoing operating profit                 $      649           $ 649                10          $      591         (15)
Facility actions net (loss) gain               (247)            163                NM                  37          NM
Unusual charges                                (120)                               NM                              NM
                                         ------------   -----------------                      ------------
Operating profit                                282             812                29                 628          52

INTEREST & INCOME TAXES
Interest expense, net                           273             273                 7                 295          16
Income tax provision                             94             199                (7)                186          NM
                                         ------------   -----------------                      ------------

Net (Loss) Income                        $      (85)    $       340          $    193          $      147     $   163
                                         ============   =================                      ============
Pro forma (loss) earnings per basic
  share                                  $     (.56)     $      2.24               NM           $     .97          NM
                                         ============    ================                       ===========

(1)  Excluding the effects of the fourth quarter  charge.
(2)  Computed based on adjusted amounts, if applicable.

NM - Not Meaningful
--------------------------------------------------------------------------------

WORLDWIDE RESTAURANT UNIT ACTIVITY

                                                            Joint
                                          Company          Venture      Franchised       Licensed         Total
                                      ----------------    ----------   --------------   ------------   -------------
   Balance at Dec. 30, 1995                12,540              926          11,901          2,527         27,894
   New Builds & Acquisitions                  342               86             779          1,039          2,246
   Refranchising & Licensing                 (659)                             640             19             -
   Closures                                  (347)              (5)           (254)          (438)        (1,044)
                                      ----------------    ----------   --------------   ------------   -------------
   Balance at Dec. 28, 1996                11,876            1,007          13,066          3,147         29,096
   New Builds & Acquisitions                  280              123             972            731          2,106
   Refranchising & Licensing               (1,407)             (11)          1,410              8             -
   Closures                                  (632)             (29)           (351)          (478)        (1,490)
                                      ----------------    ----------   --------------   ------------   -------------
   Balance at Dec. 27, 1997                10,117(a)         1,090          15,097          3,408         29,712
                                      ================    ==========   ==============   ============   =============

(a) Includes 697 units approved for closure but not yet closed at December 27, 1997.
--------------------------------------------------------------------------------
                                       23

     System sales, which represents the combined sales of the Company, joint venture, franchised and licensed units, increased $185 million or 1% in 1997. Excluding the negative impact of foreign currency translation, system sales increased by $525 million or 3%. The increase before the effects of foreign currency translation reflected the development of new units, primarily by franchisees and licensees. Domestic development was primarily at Taco Bell and international development was primarily in Asia. This growth in system sales was partially offset by store closures. The 1996 increase of $548 million or 3% in system sales related to new unit growth in franchised and licensed operations and new Company units, primarily in international markets. The overall system sales growth was partially offset by store closures.

     Revenues decreased $425 million or 4% in 1997. Company sales decreased $501 million or 5% in 1997. The decrease was driven primarily by fewer Company units as a result of our refranchising initiatives and store closures. This decline was partially offset by higher effective net pricing. Franchise and license fees increased $76 million or 15% in 1997 primarily due to an increased number of franchised units, an increase in continuing fees related to our refranchising activities and renewal fees received under a special KFC U.S. franchise contract renewal. This increase in franchise and license fees was partially offset by the unfavorable effects of foreign currency translation.

     Total revenues decreased $114 million or 1% in 1996 primarily attributable to a decline of $172 million, or 2%, in Company sales, partially offset by a 13% increase in franchise and license fees. The decrease in Company sales was driven by volume declines, partially due to lapping the strong volume increases in 1995 resulting from the successful introduction of Stuffed Crust Pizza by Pizza Hut in the U.S. The decline also reflects unfavorable impact of fewer U.S. Company units in 1996 as compared to 1995 as a result of our refranchising initiatives and store closures. These declines were partially offset by higher effective net pricing, improved same store sales at KFC in the domestic market and new Company units, primarily in international markets. The increase in franchise and license fees in 1996 primarily reflected new franchise and license units and the continuing franchise fees from refranchised restaurants.

Restaurant Margin - Worldwide

                             1997               1996               1995
                         --------------     --------------    ---------------

Company sales                 100.0%             100.0%            100.0%
Food and paper                 32.4               33.1              33.0
Payroll and employee
  benefits                     28.5               28.5              28.2
Occupancy and other
  operating expenses           27.6               27.8              27.6
                         --------------     --------------    ---------------
Restaurant margin              11.5%              10.6%             11.2%
                         ==============     ==============    ===============

     Company restaurant margins as a percent of sales increased 90 basis points for 1997. The increase in restaurant margin in 1997 was partially driven by effective net pricing in excess of increased costs, primarily labor. The other primary factor impacting margin was the positive impact of refranchising and closing underperforming units which contributed about 60 basis points of the improvement. This margin increase was partially offset by lower overall transactions. 1997 also benefited from lower commodity costs primarily related to favorable cheese and chicken prices.

     Company restaurant margins decreased in 1996, primarily attributable to increased costs, primarily labor. In addition, lower volumes contributed to the decline in margin. These decreases were partially offset by higher effective net pricing, reduced depreciation and amortization relating to the impairment charges previously taken and the positive impact of refranchising and closing underperforming units.

General, Administrative and Other Expenses

                                  % B(W) vs.                        % B(W) vs.
                    1997             1996             1996             1995
                 ------------    -------------     ------------    -------------

Domestic         $    556             (1)          $    548             (10)
International         289             (6)               273              (7)
Unallocated            92            (30)                71             (45)
                 ------------                      ------------
                 $    937             (5)          $    892             (11)
                 ============                      ============

     General, administrative and other expenses ("G&A") includes general and administrative expenses, other income and expense, equity income or loss from investments in unconsolidated affiliates and foreign exchange gains and losses.

     Included in the unallocated G&A is a PepsiCo allocation amount of $37 million, $53 million and $52 million in 1997 (through the Spin-off Date), 1996 and 1995, respectively, reflecting a portion of PepsiCo's shared administrative expenses. The amounts of PepsiCo's administrative expenses allocated to us by PepsiCo were based on PepsiCo's total corporate administrative expenses using the ratio of our revenues to PepsiCo's revenues. We believe that this basis of allocation was reasonable based on the facts available at the date of such allocation. Based on our current analysis, we also believe that the G&A expenses we would have incurred as an independent, publicly owned company would have been approximately $20 million higher than the annualized allocation from PepsiCo.

     The $45 million or 5% increase in G&A in 1997 reflected increased investment spending, TRICON start-up costs, higher incentive compensation,
increased   litigation-related   costs  and  higher  foreign   exchange  losses.
Investment spending consisted primarily of costs related to improving and updating administrative systems, including initial spending on Year 2000 issues, as well as investments during 1997 in certain key international markets. These higher expenses were partially offset by the lapping of a reorganization charge that Pizza Hut took in 1996, overall lower project spending and field overhead, particularly at Pizza Hut, and the favorable impact of divested units.

     The $89 million or 11% increase in G&A in 1996 reflected increased spending, led by multiple U.S. initiatives to improve customer service and to support growth in our principal international markets. Customer service initiatives included expanding the number and training of personnel supervising the restaurant managers, as well as project spending against market-related programs.

Facility Actions Net Loss (Gain)

                                        1997
                                 ----------------------
                                             Excluding
                                            4th Quarter
                                    Total     Charge       1996           1995
                                 ---------  -----------   --------     ---------

Refranchising gains, net         $  (112)   $  (248)      $ (139)      $   (93)
Store closure costs                  248         35           40            38
Impairment charges for stores
  to be used in the
  business                           111         50           62           337
                                 ---------  -----------   --------     ---------
Facility actions net loss (gain) $   247    $  (163)      $  (37)      $   282
                                 =========  ===========   ========     =========

     Refranchising gains, which included initial franchise fees of $41 million, $22 million and $8 million in 1997, 1996 and 1995, respectively, as well as a $100 million tax-free gain from refranchising our restaurants in New Zealand through an initial public offering, arose from the refranchising of 1,418, 659 and 264 units in 1997, 1996 and 1995, respectively.

     Store closure costs are provided upon management's decision to close a unit. These costs included the estimated cost of closing an additional 697 units approved for closure in 1997, which were not yet closed at December 27, 1997. We closed 661, 352 and 267 units in 1997, 1996 and 1995, respectively.

     Impairment charges in 1997 of $50 million and in 1996 of $62 million resulted from our semi-annual impairment evaluations of each restaurant which will continue to be used in the business that initially met our "two-year history of operating losses" primary impairment indicator or due to other changes in circumstances. The $337 million charge in 1995 was related to the initial adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which we believe requires periodic impairment evaluations at the restaurant level. Previously, impairment was evaluated and measured if a restaurant concept was incurring operating losses and was expected to incur operating losses in the future.

Operating Profits

                                          % B(W) vs.                  % B(W) vs.
                               1997          1996          1996          1995
                           -----------    ----------    ----------    ---------

Domestic                   $     605         17         $    516         (17)
International                    170         13              151          26
Foreign exchange losses          (16)        NM               (5)         NM
Unallocated expenses            (110)       (55)             (71)        (45)
                           -----------                  ----------
Ongoing operating profit   $     649         10         $    591         (15)
                           ===========                  ==========

NM - Not Meaningful

     Exclusive of the fourth quarter charge and other facility actions, operating profits increased $58 million or 10% in 1997. Excluding the negative impact of unfavorable currency translation, the increase in operating profit was $67 million or 11%. This increase in 1997 relates primarily to higher franchise fees and improved restaurant margins, partially offset by an increase in unallocated expenses primarily reflecting an increase in general, administrative and other expenses.

     Operating profits, exclusive of facility actions, decreased $103 million or 15% in 1996. The decrease in 1996 is due primarily to an increase in general, administrative and other expenses and a decline in restaurant margins, partially offset by higher franchise fees.

     Interest Expense, Net

     Prior to the Spin-off, our operations were financed through operating cash flows, refranchising activities and investments by and advances from PepsiCo. At the Spin-off Date, a bank credit agreement replaced the financing previously provided by PepsiCo and, additionally, funded a dividend to PepsiCo. See Notes 3 and 9. Our interest expense includes an allocation by PepsiCo of its interest expense (PepsiCo's weighted average interest rate applied to the average balance of investments by and advances from PepsiCo) and interest on our external debt for all periods prior to the Spin-off. We believe such allocated interest expense is not indicative of the interest expense that we would have incurred as an independent, publicly owned company or will incur in future periods. See Note
16. Subsequent to the Spin-off Date, our interest cost consists primarily of interest expense related to our bank credit agreement and interest on other third party debt, including capital leases, most of which existed at the Spin-off Date.

     Interest expense decreased in 1997 primarily due to the lower outstanding amount of PepsiCo-provided financing. Such impact is partially offset by the higher interest rate on our bank credit agreement, as compared to the PepsiCo rate used in the allocation process, and also higher outstanding debt levels.

     Interest expense decreased in 1996 primarily due to the lower outstanding amount of PepsiCo-provided financing and a lower weighted average interest rate than in 1995.

     Income Taxes

     For periods prior to the Spin-off, income tax expense was calculated, to the extent possible, as if we filed income tax returns separate from PepsiCo. As PepsiCo managed its tax position on a consolidated basis, which takes into account the results of all its businesses, our effective tax rate in the future could vary significantly from our calculated historical effective tax rates. Our future effective tax rate will largely depend on our structure and tax strategies as an independent, publicly owned company.

Income Taxes and Effective Tax Rate

                                  1997           1996             1995
                              -------------   -----------     -------------
  Core Business Actual
    Income taxes                $      94       $    186        $     77
    Effective tax rate                 NM           55.9%             NM

  Ongoing*
    Income taxes                $     205       $    186        $    170
    Effective tax rate               46.7%          55.9%           45.1%

* Adjusted to exclude the effects of the 1997 fourth quarter charge, the 1997 $100 million tax-free gain associated with the New Zealand initial public offering and the initial impact of adopting SFAS 121 in 1995. See Note 4.

NM - Not Meaningful

The following reconciles the U.S. Federal statutory tax rate to our ongoing effective rate:

                                          1997        1996       1995
                                       -----------  --------   --------
U.S. Federal statutory tax rate           35.0%       35.0%      35.0%
State income tax, net of Federal
  tax benefit                              4.5         2.6        2.3
Foreign and U.S. tax effects
  attributable to foreign operations       5.5        16.3        6.6
Other, net                                 1.7         2.0        1.2
                                       -----------  --------   --------

Ongoing effective tax rate                46.7%       55.9%      45.1%
                                       ===========  ========   ========

     The 1997 ongoing effective tax rate decreased 9.2 points to 46.7%. The decrease in the 1997 ongoing effective tax rate was primarily due to the decrease in taxes attributable to foreign operations, partially offset by an increase in state taxes. The foreign decrease was due to the absence of the adjustment recorded in 1996 to establish a valuation allowance, which is more fully described below, as well as a decrease in adjustments related to prior tax years. The increase in state tax was primarily due to an increase in adjustments related to prior tax years.

     The increase in the 1996 ongoing effective tax rate related to an increase in taxes attributable to foreign operations, due in part to adjustments related to prior tax years, and the establishment of a valuation allowance due to a change in judgement as to the expected realization of certain foreign deferred tax assets resulting from a larger than expected net operating loss during 1996 and forecasted continuing operating losses for the next several years in a foreign jurisdiction.

     The effective tax rate attributable to foreign operations varied from year-to-year but in each year was higher than the U.S. Federal statutory tax rate. This was primarily due to foreign tax rate differentials, including foreign withholding tax paid without benefit of the related foreign tax credit for U.S. income tax purposes and losses of foreign operations for which no tax benefit could be currently recognized.

Earnings (Loss) Per Share

The components of basic earnings (loss) per share would have been as follows:

                                                                     1997                1996              1995
                                                                 -------------        ------------     -------------
Core Businesses operating earnings                               $      1.34          $      .83       $      1.29
Fourth quarter charge                                                  (2.80)
Other facility actions net gain (loss)                                   .90                 .14             (1.40)
                                                                 -------------        ------------     -------------
Core Businesses net (loss) earnings per share                           (.56)                .97              (.11)
Non-core Businesses operating earnings (loss)                            .05                (.08)             (.22)
Non-core Businesses facility actions net loss and unusual
  charges                                                               (.22)              (1.24)             (.54)
                                                                 -------------        ------------     -------------
Net loss per share                                               $      (.73)         $     (.35)      $      (.87)
                                                                 =============        ============     =============

Domestic -- Core Business Only

                                              1997                              1996
                                  -----------------------------    -------------------------------
                                                   % B(W) vs.                        % B(W) vs.
                                    Amount            1996           Amount             1995
                                  ------------    -------------    ------------    ---------------
SYSTEM SALES                      $   13,502             1         $  13,388               1
                                  ============                     ============

REVENUES
Company sales                     $    6,728            (7)        $   7,224              (5)
Franchise and license fees               367            20               306              15
                                  ------------                     ------------
Total Revenues                    $    7,095            (6)        $   7,530              (4)
                                  ============                     ============

COMPANY RESTAURANT MARGIN         $      777             3         $     756             (10)
                                  ============                     ============
% of sales                             11.6%       1.1 points          10.5%        (.6 points)

--------------------------------------------------------------------------------

U.S. RESTAURANT UNIT ACTIVITY


                                                     Company         Franchised        Licensed         Total
                                                   --------------   --------------    ------------   -------------
   Balance at Dec. 30, 1995                             10,087           7,484            2,340           19,911
   New Builds &  Acquisitions                              185             263              966            1,414
   Refranchising & Licensing                              (609)            598               11               -
   Closures                                               (267)           (108)            (414)            (789)
                                                   --------------   --------------    ------------   -------------
   Balance at Dec. 28, 1996                              9,396           8,237            2,903           20,536
   New Builds & Acquisitions                               141             324              731            1,196
   Refranchising & Licensing                            (1,199)          1,191                8               -
   Closures                                               (516)           (155)            (475)          (1,146)
                                                   --------------   --------------    ------------   -------------
   Balance at Dec. 27, 1997                              7,822(a)        9,597            3,167           20,586
                                                   ==============   ==============    ============   =============

(a) Includes 540 units approved for closure, but not yet closed at December 27, 1997.

     System sales increased $114 million or 1% in 1997 primarily reflecting higher volumes from new unit activity, principally by franchisees and licensees at Taco Bell, partially offset by closure of underperforming units.

     The 1996 increase of $189 million or 1% in system sales primarily related to new unit growth in franchised and licensed operations. The overall system sales growth was reduced by store closures.

     Revenues decreased $435 million or 6% in 1997 primarily due to Company sales decreases of $496 million or 7%. The decrease was driven primarily by fewer Company units, primarily at Pizza Hut and Taco Bell, as a result of our refranchising initiative and store closures. The decline was partially offset by higher overall effective net pricing. This pricing impact occurred primarily at Taco Bell, which exceeded lower prices at Pizza Hut.

     Franchise and license fees increased $61 million or 20% in 1997 primarily due to an increase in continuing fees related to our refranchising activities and new unit development at Pizza Hut and Taco Bell and to renewal fees of $24 million under a special KFC franchise contract renewal. Substantially all of KFC's franchisees renewed their franchise agreements, typically for 20-years, during 1997. As part of the special renewal program at KFC, certain participating franchisees also committed to attain over the next several years certain facility standards based on physical assessment of that franchisee's restaurants. We believe such upgrades of the franchised facilities will ultimately result in higher system sales and, therefore, higher franchise fees.

     Same store sales are measured for our U.S. Company units. Same store sales at KFC increased 2% in 1997 driven by product promotions, favorable effective net pricing and increased delivery sales, partially offset by lower transaction counts. Same store sales at Pizza Hut decreased 1% for 1997, rebounding from a 7% decline through the second quarter. At Pizza Hut, lower average guest checks in 1997 and decreasing transaction counts in the first half of the year were partially offset in the second half by quality initiatives, increasing transaction counts and the introduction of "The Edge" Pizza. Taco Bell same store sales increased 2% in 1997 reflecting the successful Star Wars and Batman promotions, favorable product mix shifts and pricing, offset by lower transaction counts.

     Total 1996 revenues decreased $335 million or 4% primarily due to Company sales decreases of $374 million or 5%. The decrease was driven by volume declines, partially due to lapping the second quarter 1995 introduction of Stuffed Crust Pizza, and the unfavorable impact of fewer Company units due to refranchisings and closures. These declines were partially offset by higher effective net pricing. Same store sales decreased 4% and 2% in 1996 at Pizza Hut and Taco Bell, respectively, reflecting lower transaction counts. KFC's same store sales increased 6% in 1996 due primarily to the impact of new products such as Tender Roast Chicken, Colonel's Crispy Strips and Chunky Chicken Pot Pies.

     Franchise and license fees increased $39 million or 15% in 1996 due primarily to an increase in the number of franchised and licensed units from new unit development, primarily at Taco Bell, and our refranchising activities.

Restaurant Margin - Domestic

                                  1997            1996          1995
                                ---------      ----------      --------

Company sales                     100.0%         100.0%         100.0%
Food and paper                     31.1           32.1           32.3
Payroll and employee
  benefits                         30.3           30.0           29.5
Occupancy and other
  operating expenses               27.0           27.4           27.1
                                =========      ==========      ========
Restaurant margin                  11.6%          10.5%          11.1%
                                =========      ==========      ========

     The increase in margin of 110 basis points in 1997 was driven almost equally by effective net pricing in excess of increased costs, primarily labor, and the positive impact of closing and refranchising lower-margin units at Pizza Hut and Taco Bell. This improvement was partially offset by the effect of reduced transaction counts. The increased labor costs were due to the increased minimum wage in the U.S. and to costs incurred to improve customer satisfaction, partially offset by favorable actuarial adjustments to workers' compensation liabilities. In 1997, we also benefited from lower commodity costs primarily related to favorable cheese and chicken prices.

     The margin decrease in 1996 was attributable to increased costs, primarily labor, and lower volumes. These impacts were partially offset by higher effective net pricing, reduced depreciation and amortization relating to the SFAS 121 charges previously taken and the positive impact of refranchising and closing underperforming units.

     Operating profits for domestic operations, exclusive of the fourth quarter charge and other facility actions were $605 million, $516 million and $624 million for 1997, 1996 and 1995, respectively. The increase of $89 million or 17% in 1997 was due primarily to higher franchise fees and improved restaurant margins, partially offset by an increase in general, administrative and other expenses.

     The decrease in 1996 of $108 million or 17% was due to a decrease in restaurant margins and an increase in general, administrative and other expenses.

International - Core Business Only

                                       1997                        1996
                              -----------------------  -------------------------
                                          % B(W) vs.                  % B(W) vs.
                                 Amount      1996        Amount         1995
                              ----------  -----------  ----------   ------------

SYSTEM SALES                  $   6,963        1       $   6,892          6
                              ==========               ==========

REVENUES
Company sales                 $   2,118        *       $   2,123         11
Franchise and license fees          200        8             185         11
                              ----------               -----------
   Total Revenues             $   2,318        *       $   2,308         11
                              ==========               ===========


COMPANY RESTAURANT MARGIN     $     242        2       $     237          8
                              ==========               ============
% of sales                      11.4%     .2 points       11.2%      (.3 points)

*Less than 1%.


INTERNATIONAL RESTAURANT UNIT ACTIVITY

                                                           Joint
                                          Company         Venture        Franchised       Licensed        Total
                                       --------------   ------------   ---------------   ------------   ----------
   Balance at Dec. 30, 1995                2,453            926              4,417            187          7,983
   New Builds & Acquisitions                 157             86                516             73            832
   Refranchising & Licensing                 (50)                               42              8            -
   Closures                                  (80)            (5)              (146)           (24)          (255)
                                       --------------   ------------   ---------------   ------------   ----------
   Balance at Dec. 28, 1996                2,480          1,007              4,829            244          8,560
   New Builds & Acquisitions                 139            123                648                           910
   Refranchising & Licensing                (208)           (11)               219                           -
   Closures                                 (116)           (29)              (196)            (3)          (344)
                                       --------------   ------------   ---------------   ------------   ----------
   Balance at Dec. 27, 1997                2,295 (a)      1,090              5,500            241          9,126
                                       ==============   ============   ===============   ============   ==========

(a) Includes 157 units approved for closure, but not yet closed at December 27, 1997.


     System sales increased $71 million or 1% in 1997. Exclusive of the negative impact of foreign currency translation, system sales increased $411 million or 6% in 1997. This growth was driven by new unit development, partially offset by store closures. Franchisee activity drove system unit development with approximately 50% of that activity occurring in Asia. The increase of $359 million in 1996 primarily represented new unit growth by franchisees.

     Revenues increased $10 million or less than 1% in 1997. Exclusive of the negative impact of foreign currency translation, revenues increased $86 million or 4%. This increase relates primarily to higher effective net pricing, new unit development in Asia and an increase in franchise fees attributable to development offset by store closures. Company sales in 1997 decreased $5 million or less than 1%. Exclusive of the negative impact of foreign currency translation, Company sales increased $66 million or 3%. This increase was driven primarily by higher effective net pricing and unit development partially offset by the effect of refranchising our restaurants in New Zealand through an initial public offering in the second quarter. Franchise and license fees increased $15 million or 8% in 1997 primarily from new unit development and restaurants refranchised in New Zealand and Canada.

     Revenues increased $221 million or 11% in 1996. Increases in Company sales of $202 million or 11% were driven by the favorable impact of additional Company units, higher effective net pricing and increased volumes. The increase in franchise and license revenue of $19 million or 11% in 1996 primarily reflected new unit development.

Restaurant Margin - International

                                          1997       1996      1995
                                         --------  --------   ---------

Company sales                             100.0%    100.0%     100.0%
Food and paper                             36.5      36.3       35.7
Payroll and employee benefits              22.7      23.2       23.3
Occupancy and other operating expenses     29.4      29.3       29.5
                                         --------  --------   ---------
Restaurant margin                          11.4%     11.2%      11.5%
                                         ========  ========   =========

     The improvement in margin in 1997 was primarily due to effective net pricing in excess of cost increases, primarily labor, offset by volume declines. Foreign currency translation and portfolio activity did not have a significant impact on restaurant margin. The 30 basis point decrease in 1996 over 1995 reflected increases in variable costs partially offset by effective net pricing and the reduced depreciation and amortization relating to SFAS 121 charges previously taken.

     Operating profits, exclusive of the fourth quarter charge and other facility actions, were $170 million, $151 million and $120 million for 1997, 1996 and 1995, respectively. The increase of $19 million or 13% in 1997 was primarily driven by new units, higher restaurant margins and increased franchise fees, partially offset by an increase in general, administrative and other expenses and the unfavorable effect of currency translation. Exclusive of the unfavorable effect of currency translation, the increase in 1997 operating profit was $28 million or 19%.

     The increase in 1996 of $31 million or 26% reflected net additional Company units, increased volumes and reduced depreciation and amortization relating to the SFAS 121 charges previously taken, partially offset by an increase in general, administrative and other expenses and restaurant margin declines.

     Consolidated Cash Flows
     (Including Core and Non-core Businesses)

Graph:  Net  Cash  Provided  by  Operating   Activities  and   Refranchising  of
        Restaurants vs. Capital Spending

                                             1997          1996           1995
                                           ----------   ----------    ----------

Net cash provided by operating activities  $     810    $     713     $     813
Refranchising of restaurants                     770          355           165
                                           ----------   ----------    ----------
                                           $   1,580    $   1,068     $     978
                                           ==========   ==========    ==========

Capital spending                           $     541    $     620     $     701
                                           ==========   ==========    ==========

     Net cash provided by operating activities increased $97 million or 14% to $810 million in 1997. This was driven by an increase in net income prior to facility actions net loss and unusual charges recorded in 1997 and an increase in our normal working capital deficit primarily related to higher income tax payables. These increases were partially offset by reduced depreciation and amortization in 1997. The decrease in depreciation and amortization related to refranchisings and store closures and to lower asset costs due to impairment charges.

     Net cash provided by operating activities in 1996 decreased $100 million or 12% to $713 million. The decrease was due to reduced income before non-cash charges and credits of $76 million and a $24 million decline in our working capital deficit. The decline in our working capital deficit was primarily due to an unfavorable swing in income taxes payable partially offset by faster growth in accounts payable and other current liabilities and a favorable swing in inventories. The change in accounts payable and other current liabilities was primarily due to timing of payments.

     Net cash provided by investing activities increased $715 million to $466 million in 1997 compared to net cash used by investing activities of $249 million and $597 million in 1996 and 1995, respectively. The 1997 increase was primarily attributable to an increase in proceeds from refranchising of restaurants of $415 million over 1996 and the proceeds from the sale of the Non-core Businesses of $186 million. Capital spending decreased by $79 million or 13%. The decline in net cash used for investing activities in 1996 of $348 million or 58% related to an increase in the proceeds from refranchising activities of $190 million and a reduction in capital spending of $81 million in 1996, which reflected a slow down of new unit development as part of our initiative to reduce our percentage ownership of total system units.

     Net cash used for financing activities more than doubled in 1997 to $1.1 billion, primarily reflecting the net payments to PepsiCo, partially offset by the bank borrowings in connection with the Spin-off. This net use was partially offset by the increase in short-term borrowings of $83 million in 1997 versus a decrease of $80 million in 1996 and payments on the Revolving Credit Facility.

     Net cash used for financing activities in 1996 nearly doubled to $422 million primarily reflecting debt payments in 1996 compared to proceeds in 1995 and net cash payments to PepsiCo.

     Financing Activities

     Our initial debt funding was a $5.25 billion bank credit agreement comprised of a $2 billion senior, unsecured Term Loan Facility and a $3.25 billion senior, unsecured Revolving Credit Facility which mature on October 2, 2002. Interest is based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin as defined in the credit agreement. As of December 27, 1997, $1.97 billion and $2.44 billion were outstanding on the Term Loan and Revolving Credit Facility, respectively, and we had $692 million in unused revolving credit capacity, net of Letters of Credit of $123 million. The credit facilities are subject to various affirmative and negative covenants including financial covenants as well as limitations on additional indebtedness including guarantees of indebtedness, cash dividends, aggregate non-U.S. investments, among other things, as defined in the credit agreement.

     This substantial indebtedness subjects us to significant interest expense and principal repayment obligations which are limited, in the near term, to prepayment events as defined in the credit agreement. Our highly leveraged capital structure could also adversely affect our ability to obtain additional financing in the future or to undertake refinancings on terms and subject to conditions that are acceptable to us.

     At year-end 1997, we were in compliance with the above noted covenants, and we will continue to closely monitor on an ongoing basis the various operating issues that could, in aggregate, affect our ability to comply with financial covenant requirements. Such issues include the ongoing economic issues faced by much of Asia as well as the intensely competitive nature of the QSR industry.

     A key component of our financing philosophy is to build balance sheet liquidity and to diversify sources of funding. Consistent with that philosophy, which was discussed with our lenders during syndication of the Term Loan Facility and Revolving Credit Facility, we have taken steps to refinance a portion of our existing bank credit facility. In that regard, in 1997 we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 with respect to an offering of $2 billion of senior unsecured debt. We may offer and sell from time to time debt securities in one or more series, in amounts, at prices and on terms to be determined by market conditions at the time of sale, as discussed in more detail in the registration statement. We currently intend to use the net proceeds from an expected issuance and sale of debt securities offered under this shelf registration to reduce term debt under the above-referenced bank credit agreement and for general corporate purposes. During 1998, we intend to reduce our reliance on bank debt by up to $1 billion through a combination of proceeds from the debt securities offered under this shelf registration, proceeds from refranchising activities and a reduction in unused credit facilities.

     We use various derivative instruments with the objective of reducing volatility in our borrowing costs. We have utilized interest rate swap agreements to effectively convert a portion of our variable rate (LIBOR) bank debt to fixed rate. Subsequent to year-end 1997, we have entered into treasury lock agreements to partially hedge the anticipated issuance of our senior debt securities discussed above. We have also entered into an interest rate arrangement to limit the range of interest rates on a portion of our variable rate bank debt. Other derivative instruments may be considered from time to time as well to manage our debt portfolio and to hedge foreign currency exchange exposures.

     We believe that cash flows from our ongoing refranchising initiatives and our operating activities will be sufficient to support our capital spending and to service our debt.

     Consolidated Financial Condition
     (Including Core and Non-core Businesses)

     Assets decreased $1.4 billion or 22% to $5.1 billion at year-end 1997. The decline was principally due to the fourth quarter charge, refranchising and store closures and the disposal of the Non-core Businesses, partially offset by an increase in cash.

     Liabilities increased $4.4 billion to $6.7 billion at year-end 1997 primarily reflecting the $4.55 billion borrowing under our bank credit agreement, partially offset by a lower net deferred tax liability. The lower net deferred tax liability results primarily from the higher deferred tax assets principally related to the fourth quarter charge.

     Our operating working capital deficit, which excludes short-term investments, short-term borrowings and non-core assets held for disposal, is typical of restaurant operations where the majority of sales are for cash. The modest $27 million increase in our operating working capital deficit to $805 million at year-end 1997 primarily reflected an increase in current liabilities related to the fourth quarter charge.

     Quantitative and Qualitative Disclosures About Market Risk

     Derivative Instruments

     Our policy prohibits the use of derivative instruments for trading purposes and we have procedures in place to monitor and control their use. Our current use of derivative instruments is primarily limited to interest rate swaps and commodity futures contracts.

     Interest rate swaps are entered into with the objective of converting variable to fixed rate debt thereby reducing volatility in borrowing costs. In 1997, we entered into interest rate swaps to effectively convert a portion of our variable rate bank debt to fixed rate. Payment dates and the floating rates on the swaps match those of the underlying bank debt. Our credit risk related to interest rate swaps is dependent upon both the movement in interest rates and the possibility of non-payment by swap counterparties. We mitigate credit risk by only entering into the swap agreements with high credit-quality counterparties and netting swap payments within each contract.

     Commodity futures contracts traded on national exchanges are entered into with the objective of reducing food costs. While this hedging activity has historically been limited, hedging activity could increase in the future if we believe it would result in lower total costs. Open contracts, deferred gains and losses and realized gains and losses were not significant for all years presented.

     Market Risk

     Our primary market risk exposure with regard to financial instruments is to changes in interest rates, principally in the United States. In addition, a portion of our debt is denominated in foreign currencies which exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt was not considered significant.

     At December 27, 1997, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $33 million in annual pre-tax earnings. The estimated reduction is based upon the unhedged portion of our variable rate debt and assumes no change in the volume or composition of debt at December 27, 1997. In addition, the fair value of our interest rate derivative contracts would increase approximately $25 million. Fair value was determined by discounting the projected interest rate swap cash flows.

     Cautionary Statements

     From time to time, in both written reports and oral statements, we present "forward-looking statements" within the meaning of Federal and state securities laws, including those identified by such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These "forward-looking statements" reflect our current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and those specific to the industry, and could differ materially from expectations.

     Company risks and uncertainties include but are not limited to the lack of experience of our management group in operating the Company as an independent, publicly owned business; potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo; our substantial debt leverage and the attendant potential restriction on our ability to borrow in the future, as well as the substantial interest expense and principal repayment obligations; potential unfavorable variances between estimated and actual liabilities both as contained in the PepsiCo-prepared balance sheet for the restaurant businesses as of the Spin-off Date and related to the sale of the Non-core Businesses; third party failures to achieve timely, effective Year 2000 remediation; and the potential inability to identify qualified franchisees to purchase Company restaurants at prices we consider appropriate under our strategy to reduce the percentage of system units we operate.

     Industry risks and uncertainties include, but are not limited to, global and local business and economic and political conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; volatility of commodity costs and increases in minimum wage and other operating costs; availability and cost of land and construction; adoption of new or changes in accounting policies and practices; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets; and currency exchange rates.

Item 8. Financial Statements and Supplementary Data.

                         INDEX TO FINANCIAL INFORMATION

                              Item 8 (a) (1) - (2)
                                                             Page Reference
                                                             ----------------
Item  8 (a) (1) Financial Statements

Consolidated Statement of Operations for the fiscal
  years ended December 27, 1997, December 28,
  1996 and December 30, 1995                                       37

Consolidated Statement of Cash Flows for the fiscal
  years ended December 27, 1997, December 28,
  1996 and December 30, 1995                                       38

Consolidated Balance Sheet at December 27, 1997 and
  December 28, 1996                                                39

Consolidated Statement of Shareholders' (Deficit)
  Equity for the fiscal years ended December 27,
  1997, December 28, 1996 and December 30, 1995                    40

Notes to Consolidated Financial Statements                         41

Management's Responsibility for Financial Statements               61

Report of Independent Auditors, KPMG Peat Marwick LLP              62

Item 8 (a) (2) Financial Statement Schedules

     No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above listed financial statements or the notes thereto.

Consolidated Statement of Operations
(in millions)
TRICON Global Restaurants, Inc. and Subsidiaries
Fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995

                                                             1997                     1996                       1995
----------------------------------------------------------------------------------------------------------------------------

REVENUES
Company sales                                            $     9,112               $     9,738               $       9,813
Franchise and license fees                                       569                       494                         437
                                                         -------------             ------------              --------------
                                                               9,681                    10,232                      10,250
                                                         -------------             ------------              --------------
Costs and Expenses, net
Company restaurants
  Food and paper                                               2,949                     3,215                       3,242
  Payroll and employee benefits                                2,614                     2,793                       2,784
  Occupancy and other operating expenses                       2,494                     2,711                       2,713
                                                         -------------             ------------              --------------
                                                               8,057                     8,719                       8,739

General, administrative and other expenses                       962                       932                         857
Facility actions net loss (gain)                                 247                       (37)                        402
Unusual charges                                                  174                       246
                                                         -------------             ------------              --------------
Total costs and expenses, net                                  9,440                     9,860                       9,998
                                                         -------------             ------------              --------------

Operating Profit                                                 241                       372                         252

Interest expense, net                                            276                       300                         355
                                                         -------------             ------------              --------------

 (Loss) Income Before Income Taxes                               (35)                       72                        (103)

Income Tax Provision                                              76                       125                          29
                                                         -------------             ------------              --------------

Net Loss                                                 $      (111)              $       (53)              $        (132)
                                                         =============             ============              ==============


















See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(in millions)
TRICON Global Restaurants, Inc. and Subsidiaries
Fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995

                                                                                    1997              1996            1995
------------------------------------------------------------------------------------------------------------------------------
Cash Flows - Operating Activities
Net loss                                                                          $   (111)        $    (53)        $   (132)
Adjustments to reconcile net loss to net cash provided by operating activities
  Depreciation and amortization                                                         536             621              671
  Facility actions net loss (gain)                                                      247             (37)             402
  Unusual charges                                                                       174             246
  Deferred income taxes                                                                (138)           (150)            (233)
  Other non-cash charges and credits, net                                                65              73               68
Changes in operating working capital, excluding effects of acquisitions and dispositions
    Accounts and notes receivable                                                       (22)            (16)             (12)
    Inventories                                                                           3              27              (22)
    Prepaid expenses, deferred income taxes and other current assets                                     (2)              10
    Accounts payable and other current liabilities                                       13              85               25
    Income taxes payable                                                                 43             (81)              36
                                                                                  ---------        -----------      ----------
    Net change in operating working capital                                             37               13               37
                                                                                  ---------        -----------      ----------
Net Cash Provided by Operating Activities                                              810              713              813
                                                                                  ---------        -----------      ----------

Cash Flows - Investing Activities
Capital spending                                                                       (541)           (620)            (701)
Refranchising of restaurants                                                            770             355              165
Sales of non-core businesses                                                            186
Sales of property, plant and equipment                                                   40              45               43
Other, net                                                                               11             (29)            (104)
                                                                                  ---------        -----------      ----------
Net Cash Provided by (Used for) Investing Activities                                    466            (249)            (597)
                                                                                  ---------        -----------      ----------

Cash Flows - Financing Activities
Proceeds from Term Loan Facility                                                      2,000
Proceeds from Revolving Credit Facility                                               2,550
Payments on Revolving Credit Facility                                                  (115)
Payments of long-term debt                                                              (65)            (57)             (17)
Short-term borrowings-three months or less, net                                          83             (80)              25
Decrease in investments by and advances from PepsiCo                                 (3,281)           (285)            (226)
Dividend to PepsiCo                                                                  (2,369)
Other, net                                                                               59
                                                                                  ---------        -----------      ----------
Net Cash Used for Financing Activities                                               (1,138)           (422)            (218)
                                                                                  ---------        -----------      ----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                             (7)              1               (2)
                                                                                  ---------        -----------      ----------

Net Increase (Decrease) in Cash and Cash Equivalents                                    131              43               (4)
Cash and Cash Equivalents - Beginning of Year                                           137              94               98
                                                                                  ---------        -----------      ----------
Cash and Cash Equivalents - End of Year                                           $    268         $    137         $     94
                                                                                  =========        ===========      ==========

------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
    Interest paid                                                                 $     64         $     34         $     48
    Income taxes paid                                                                  210              325              253


See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet
(in millions)
TRICON Global Restaurants, Inc. and Subsidiaries
December 27, 1997 and December 28, 1996

                                                                                             1997                  1996
---------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and cash equivalents                                                                  $    268             $      137
Short-term investments, at cost                                                                  33                     50
Accounts and notes receivable, less allowance: $20 in 1997 and $9 in 1996                       149                    125
Inventories                                                                                      73                     88
Prepaid expenses, deferred income taxes and other current assets                                160                    229
Non-core assets held for disposal                                                                                      333
                                                                                          -----------           -----------
                  Total Current Assets                                                          683                    962

Property, Plant and Equipment, net                                                            3,261                  4,050
Intangible Assets, net                                                                          812                  1,100
Investments in Unconsolidated Affiliates                                                        143                    228
Other Assets                                                                                    199                    180
                                                                                          -----------           -----------
                  Total Assets                                                             $  5,098             $    6,520
                                                                                          ===========           ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts payable and other current liabilities                                             $  1,260             $    1,200
Income taxes payable                                                                            195                    157
Short-term borrowings                                                                           124                     59
                                                                                          -----------           -----------
                  Total Current Liabilities                                                   1,579                  1,416

Long-term Debt                                                                                4,551                    231
Other Liabilities and Deferred Credits                                                          555                    434
Deferred Income Taxes                                                                            33                    200
                                                                                          -----------           -----------
                  Total Liabilities                                                           6,718                  2,281
                                                                                          -----------           -----------

Shareholders' (Deficit) Equity
Preferred  stock, no par value, 250 shares  authorized;  no shares issued
Common stock, no par value, 750 shares authorized; 152 shares issued and outstanding
  in 1997                                                                                     1,271
Investments by and advances from PepsiCo                                                                             4,266
Accumulated deficit                                                                          (2,763)
Currency translation adjustment                                                                (128)                   (27)
                                                                                          -----------           -----------
                  Total Shareholders' (Deficit) Equity                                       (1,620)                 4,239
                                                                                          -----------           -----------
                  Total Liabilities and Shareholders' (Deficit) Equity                     $  5,098             $    6,520
                                                                                          ===========           ===========



See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders' (Deficit) Equity
(in millions)
TRICON Global Restaurants, Inc. and Subsidiaries
Fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995


                                               Issued
                                            Common Stock                        Investments by      Currency
                                       -----------------------  Accumulated      and Advances     Translation
                                        Shares      Amount        Deficit        from PepsiCo      Adjustment      Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994               -      $      -     $      -        $     4,962       $       40     $   5,002
                                   ----------------------------------------------------------------------------------------
Net investments by and advances
  from PepsiCo                                                                        (226)                           (226)
Currency translation adjustment                                                                         (69)          (69)
Net loss                                                                              (132)                          (132)
                                   ----------------------------------------------------------------------------------------
Balance at December 30, 1995                                                         4,604              (29)        4,575
                                   ----------------------------------------------------------------------------------------
Net investments by and advances
  from PepsiCo                                                                        (285)                          (285)
Currency translation adjustment                                                                           2             2
Net loss                                                                               (53)                           (53)
                                   ----------------------------------------------------------------------------------------
Balance at December 28, 1996                                                         4,266              (27)        4,239
                                   ----------------------------------------------------------------------------------------
Net investments by and advances
  from PepsiCo                                                                      (1,150)                        (1,150)
Net income prior to Spin-off                                                           283                            283
Spin-off dividend and partial
  repayment of advances                                             (2,369)         (2,131)                        (4,500)
Issuance of shares of common
  stock, no par value, in
  connection with the Spin-off             152                                                                         -
Contribution to capital of
  remaining unpaid advances                           1,268                         (1,268)                            -
Stock option exercises                                    3                                                             3
Currency translation adjustment                                                                        (101)         (101)
Net loss after Spin-off                                               (394)                                          (394)
                                   ----------------------------------------------------------------------------------------
Balance at December 27, 1997               152    $   1,271    $    (2,763)    $        -        $     (128)    $  (1,620)
                                   ========================================================================================

















See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(tabular amounts in millions, except share data)

Note 1 - Description of Business

     TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON" or the "Company") is the world's largest quick service restaurant company based on the number of system units, with more than 29,000 restaurants in 103 countries and territories. References to TRICON throughout these Consolidated Financial Statements are made using the first person notations of "we" or "our." The worldwide business of our core concepts, KFC, Pizza Hut and Taco Bell, include the operations, development, franchising, and licensing of a system of both traditional and non-traditional quick service restaurant units featuring dine-in, carryout, and in some instances drive-thru or delivery service. Each concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, tasty, and attractive food at competitive prices. We also previously operated other non-core concepts disposed of in 1997, which included California Pizza Kitchen ("CPK"), Chevys Mexican Restaurant ("Chevys"), D'Angelo Sandwich Shop ("D'Angelo"), East Side Mario's ("ESM") and Hot `n Now ("HNN") (collectively, the "Non-core Businesses"). As of year-end 1997, 38% of total worldwide units were operated by us or international joint ventures in which we participate and 62% by our franchisees and licensees. Approximately 31% of our system units are located outside the United States. Three years ago, we determined that the system should be rebalanced toward franchising and that underperforming units should be closed and, to that end, over 2,300 units have been refranchised and 1,300 units have been closed through December 27, 1997. We expect to continue to develop new Company and franchised units both domestically and internationally and to continue to refranchise existing Company restaurants.

     On October 6, 1997 (the "Spin-off Date"), we became a publicly owned company via a tax-free distribution of our Common Stock (the "Distribution" or "Spin-off") to the shareholders of our former parent, PepsiCo, Inc. ("PepsiCo"). A description of the Spin-off and certain transactions with PepsiCo is included in Note 3.

Note 2 - Summary of Significant Accounting Policies

     Preparation of the accompanying Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

     Principles of Consolidation and Basis of Preparation. The accompanying Consolidated Financial Statements present our financial position, results of operations and cash flows as if we had been an independent, publicly owned company for all periods presented. Certain allocations of previously unallocated PepsiCo interest and general and administrative expenses, as well as computations of separate tax provisions, have been made to facilitate such presentation. See Note 3. The Consolidated Financial Statements prior to October 6, 1997 represent the former combined worldwide operations of KFC, Pizza Hut and Taco Bell and the Non-core Businesses disposed of in 1997. Intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates in which we exercise significant influence but do not control are accounted for by the equity method, and our share of the net income or loss of our unconsolidated affiliates and foreign exchange losses is included in general, administrative and other expenses.

     Fiscal Year. Our fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every five or six years. Fiscal years 1997, 1996 and 1995 comprise 52 weeks. The first, second and third quarters of each year include 12 weeks each, while the fourth quarter includes 16 weeks.

     Direct Marketing Costs. Direct marketing costs are reported in occupancy and other operating expenses in the Consolidated Statement of Operations and include costs of advertising and other marketing activities. Direct marketing costs are charged to expense ratably in relation to revenues over the year in which incurred. Advertising expenses were $544 million, $571 million and $570 million in 1997, 1996 and 1995, respectively.

     Research and Development Expenses. Research and development expenses, which are expensed as incurred, were $21 million, $20 million and $17 million in 1997, 1996 and 1995, respectively.

     Stock-Based Employee Compensation. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we measure stock-based employee compensation cost for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations ("APB Opinion No. 25") and include pro forma information in Note 13. Accordingly, compensation cost for the stock option grants to our employees is measured as the excess of the quoted market price of our common stock at the grant date over the amount the employee must pay for the stock. Our policy is to generally grant stock options at the fair market value of the underlying common stock at the date of grant.

     Loss per Common Share. Historical loss per share has been omitted since we were not an independent, publicly owned company with a capital structure of our own for any of the fiscal years presented in the accompanying Consolidated Statement of Operations.

     Net loss per share for the fourth quarter of 1997, included in Note 18, is computed by dividing the net loss by the weighted average number of shares outstanding. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Additionally, the dilutive effects of options are not included when losses from continuing operations exist.

     Derivative Instruments. From time to time, we utilize interest rate swaps to hedge our exposure to fluctuations in variable interest rates. The interest differential to be paid or received on an interest rate swap is recognized as an adjustment to interest expense as the differential occurs. The interest differential not yet settled in cash is reflected in the accompanying Consolidated Balance Sheet as a receivable or payable under the appropriate current asset or liability caption. If an interest rate swap position was to be terminated, the gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify or would be recognized immediately if the underlying debt instrument was settled prior to maturity.

     Gains and losses on futures contracts that are designated and effective as hedges of future commodity purchases are deferred and included in the cost of the related raw materials when purchased. Changes in the value of futures contracts that we use to hedge commodity purchases are highly correlated to the changes in the value of the purchased commodity. If the degree of correlation between the futures contracts and the purchase contracts were to diminish such that the two were no longer considered highly correlated, subsequent changes in the value of the futures contracts would be recognized in income.

     Cash and Cash Equivalents. Cash equivalents represent funds temporarily invested (with original maturities not exceeding three months) as part of managing day-to-day operating cash receipts and disbursements.

     Inventories. Inventories are valued at the lower of cost (computed on the first-in, first-out method) or net realizable value.

     Property, Plant and Equipment. Property, plant and equipment ("PP&E") are stated at cost less accumulated depreciation and amortization, except for PP&E that have been impaired, for which the carrying amount is reduced to estimated fair market value which becomes the new cost basis. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows: 5 to 25 years for buildings and improvements and 3 to 20 years for machinery and equipment. Depreciation and amortization expense was $460 million, $521 million and $555 million in 1997, 1996 and 1995, respectively.

     Intangible Assets. Intangible assets include both identifiable intangibles and goodwill arising from the allocation of purchase prices of businesses acquired. Amounts assigned to identifiable intangibles are based on independent appraisals or internal estimates. Goodwill represents the residual purchase price after allocation to all identifiable net assets. Intangible assets are stated at historical allocated cost less accumulated amortization, except for intangibles that have been impaired, for which the carrying amount is reduced to estimated fair market value which becomes the new cost basis. Intangible assets are amortized on a straight-line basis as follows: 20 years for reacquired franchise rights, 3 to 34 years for trademarks and other identifiable intangibles and 20 years for goodwill. Amortization expense was $70 million, $95 million and $109 million in 1997, 1996 and 1995, respectively.

     Impairment of Long-Lived Assets to be Held and Used in the Business. We review our long-lived assets related to each restaurant to be held and used in the business semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate restaurants using a "two-year history of operating losses" as our primary indicator of potential impairment. An impaired restaurant is written down to its estimated fair market value based on the best information available. We generally measure estimated fair market value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

      Impairment of Investments in Unconsolidated Affiliates and Enterprise-Level Goodwill. Our methodology for determining and measuring impairment of our investments in unconsolidated affiliates and enterprise-level goodwill was changed in 1996 to conform with the methodology we use for our restaurants except (a) the recognition test for an investment in an unconsolidated affiliate compares the carrying amount of the investment to a forecast of our share of the unconsolidated affiliate's undiscounted cash flows including interest and taxes, compared to undiscounted cash flows before interest and taxes used for restaurants and (b) enterprise-level goodwill is evaluated at a country level instead of by individual restaurant. The change in methodology had no impact in 1996. Also, impairment charges related to investments in unconsolidated affiliates are recorded when other circumstances indicate that a decrease in value of the investment has occurred which is other than temporary.

     Pre-opening Costs. Costs associated with opening a new restaurant are expensed as incurred.

     Refranchising Gains (Losses). Refranchising gains (losses) include gains or losses on sales of Company restaurants to new and existing franchisees and the related initial franchise fees. Direct administrative costs of refranchising are included in the gain or loss calculation. Gains on restaurant refranchisings are recognized when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity and we are satisfied that the franchisee can meet its financial obligations. Otherwise, refranchising gains are deferred until those criteria have been met. Losses on restaurant refranchisings are recognized when a decision is made to refranchise a store within the next twelve months and the estimated fair value less costs to sell is less than the carrying amount of the store.

     Store Closure Costs. Store closure costs are recognized when a decision is made to close a restaurant within the next twelve months. Store closure costs include the cost of writing-down (impairing) the carrying amount of a restaurant's assets to estimated fair market value less costs of disposal, and the net present value of any remaining operating lease payments after the expected closure date, net of estimated sub-lease income.

     Franchise and License Fees. Franchise or license agreements are executed for each point of distribution and provide the terms of the arrangement with the franchisee/licensee. The franchise and certain license agreements require the franchisee/licensee to pay an initial, non-refundable fee. The agreements also require continuing fees based upon a percentage of sales. Subject to franchisor approval and payment of a renewal fee, a franchise agreement may generally be renewed upon expiration.

     Initial fees are recognized as revenue when we have substantially performed all initial services required by the franchising/licensing agreement, which is generally upon opening of a store. Continuing fees are recognized as earned with an appropriate provision for estimated uncollectible amounts. Renewal fees are recognized in earnings when a renewal agreement becomes effective.

     Direct costs incurred to secure and perform the required services under the franchise and license agreements, which are not material, are charged to expense as incurred.

     Reclassifications. Certain items have been reclassified in the accompanying Consolidated Financial Statements for prior periods in order to be comparable with the classification adopted for the fiscal year ended December 27, 1997. Such reclassifications had no effect on previously reported net income.

Note 3 - Spin-Off from and Transactions with Former Affiliates

     On the Spin-off Date, we became an independent, publicly owned restaurant company encompassing the combined worldwide operations of KFC, Pizza Hut and Taco Bell (the "Core Business(es)") as well as the Non-core Businesses which were disposed of prior to the Spin-off.

     Spin-off and relationship after the Spin-off. At the Spin-off Date, our common shares were distributed to the record date holders of PepsiCo common shares at a ratio of one share for each ten outstanding PepsiCo shares. After the Spin-off, PepsiCo had no ownership in us. Immediately after the Spin-off, however, certain of our shares were held by the PepsiCo pension trust on behalf of PepsiCo employees. We have entered into separation and other related agreements (the "Separation Agreement"), outlined below, governing the Spin-off transaction and our subsequent relationship with PepsiCo. Such agreements provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the Spin-off. In addition, KFC, Pizza Hut and Taco Bell have each entered into a multi-year agreement with Pepsi-Cola Company, a wholly owned subsidiary of PepsiCo, regarding the purchase of beverage products. We have also signed a multi-year agreement with PFS, a former distribution affiliate, for the distribution of certain products and supplies to U.S. Company units. Neither contract is for quantities expected to exceed normal usage.

     The Separation Agreement provided for, among other things, our assumption of all liabilities relating to the restaurant businesses, inclusive of the Non-core Businesses, and the indemnification of PepsiCo with respect to such liabilities. The Separation Agreement provided that we pay, prior to the Spin-off, $4.5 billion to PepsiCo as repayment of certain amounts due to PepsiCo and as a dividend. The net investment by and advances from PepsiCo were preliminarily determined to be approximately $3.4 billion at the Spin-off Date. The amount we repaid to PepsiCo in connection with the Spin-off was approximately $2.1 billion and the dividend we paid was approximately $2.4 billion. PepsiCo contributed to our capital its remaining unpaid advances of approximately $1.3 billion, as provided by the Separation Agreement. The Agreement also specifies that PepsiCo shall make a final determination regarding the net assets of the restaurant businesses transferred to us at the Spin-off Date.

This determination has been preliminarily completed, but is subject to our agreement. The accompanying Consolidated Financial Statements reflect our estimates, based on available information, of the net assets that should be transferred. The final approved determination could vary from these estimates. Any changes are not expected to materially affect future net income.

     In addition, a fee will be paid to PepsiCo for all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable until such time as they are released, terminated or replaced by a qualified letter of credit covering the full amount of such contingencies under such letters of credit, guarantees and contingent liabilities. Payments for such fees to PepsiCo during 1997 totaled less than $1 million. We have indemnified PepsiCo for any costs or losses incurred with respect to such letters of credit, guarantees and contingent liabilities.

     In connection with the Spin-off, PepsiCo received a ruling from the Internal Revenue Service (the "IRS") to the effect, among other things, that the Spin-off would qualify as a tax-free reorganization under Sections 355 and 368 of the Internal Revenue Code of 1986, as amended. Such a ruling, while generally binding upon the IRS, is subject to certain factual representations and assumptions provided by PepsiCo. The Company has agreed to certain restrictions on its future actions to provide further assurances that the Spin-off will qualify as tax-free. Restrictions include, among other things, limitations on the liquidation, merger or consolidation with another company, certain issuances and redemptions of our Common Stock, the granting of stock options and the sale, refranchising, distribution or other disposition of assets. If we fail to abide by such restrictions or obtain waivers from PepsiCo and, as a result, the Spin-off fails to qualify as a tax-free reorganization, we will be obligated to indemnify PepsiCo for any resulting tax liability, which could be substantial.

     Under the separation agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through the Spin-off Date. PepsiCo also maintains full control and absolute discretion regarding common tax audit issues of such entities. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a consistent basis with prior practice, there can be no assurance that determinations so made by PepsiCo would be the same as we would reach, acting on our own behalf.

     The separation agreements specify methods for allocation of assets, liabilities and responsibilities with respect to certain existing employee compensation and benefit plans and programs. Such allocations have been preliminarily completed for current and retired employees of the restaurant businesses. In addition, all vested PepsiCo options held by our employees were not converted to TRICON options. We have agreed to indemnify PepsiCo as to any employer payroll tax it incurs related to the exercise of such options after the Spin-off. Certain provisions of the agreements also govern the transfer of employees between the parties during the transition period ending in 1998. We have also agreed on arrangements between the parties with respect to certain internal software, third-party agreements, telecommunications services and computing services.

     Allocations and Determination of Common Costs in Historical Financial Statements. Prior to the Spin-off, our operations were financed through our operating cash flows, refranchising proceeds and investments by and advances from PepsiCo. For this reason, our historical financial statements include interest expense on our external debt plus an allocation of interest expense which had not previously been separately allocated by PepsiCo. These interest allocations were based on PepsiCo's weighted average interest rate applied to the average annual balance of investments by and advances from PepsiCo.

     Additionally, our historical financial statements include an allocation of PepsiCo's previously unallocated general and administrative expenses. These allocations were based on our revenue as a percent of PepsiCo's total revenue.

The amounts, by year, of the historical allocations described above are as follows:

                                                 1997
                                               through
                                            Spin-off Date     1996       1995
--------------------------------------------------------------------------------

Interest allocated                              $   188    $   275     $  316

PepsiCo weighted-average interest rate             6.1%       6.2%       6.6%

General and administrative expense allocated    $    37    $    53     $   52

     We believe that the bases of allocation of interest and general and administrative expenses were reasonable based on the facts available at the date of their allocation. However, based on current information, such amounts are not indicative of amounts which we would have incurred if we had been an independent, publicly owned entity for all periods presented. As noted in the accompanying Consolidated Balance Sheet, our capital structure changed as a result of the Distribution to PepsiCo and bears little relationship to the average net outstanding investments by and advances from PepsiCo as the $4.5 billion in borrowings to fund the dividend and repayments exceed the net aggregate balance owed to PepsiCo at the Spin-off Date. We will be required to add personnel and incur other costs to perform services previously provided by PepsiCo. The full cost reflective of our capital structure and our personnel complement will be included in our Consolidated Statement of Operations as incurred. See Note 16.

     For periods prior to the Spin-off, income tax expense was calculated, to the extent possible, as if we had filed separate income tax returns. As PepsiCo managed its tax position on a consolidated basis, which takes into account the results of all of its businesses, our effective tax rate in the future could vary significantly from our historical effective tax rates. Our future effective tax rate will be largely dependant on our structure and tax strategies as a separate entity.

Note 4 - Items Affecting Comparability of Net Loss

     Certain large charges (credits) are identified below due to either their inherent variability or unusual nature to enhance comparability of periods presented. Facility actions net loss (gain) reflects both our initiative to reduce our percentage ownership of total system units by selling Company restaurants to new and existing franchisees and our committing to close underperforming stores. Impairment charges for restaurants we intend to continue to use in the business are also included in facility actions net loss (gain). Unusual charges are primarily related to the 1997 fourth quarter charge and the 1996 decision to dispose of our Non-core Businesses.

                                          1997                             1996                            1995
                                --------------------------       -------------------------       -------------------------
                                 Pre-Tax       After-Tax          Pre-Tax       After-Tax        Pre-Tax       After-Tax
                                ----------    ------------       ----------     ----------       ---------     -----------
Facility actions net loss
  (gain)(a)                     $   247       $    163           $   (37)       $   (21)         $   402       $   295
Unusual charges(b)                  174            159               246            189             -               -

(a) Includes $410 million ($300 million after-tax) related to 1997 fourth quarter charges.
(b) Includes $120 million ($125 million after-tax) related to 1997 fourth quarter charges and an additional $54 million ($34 million after-tax) related to the 1997 disposal of the Non-core Businesses.

1997 Fourth Quarter Charges            U.S.      International       Worldwide
---------------------------         ----------   --------------    -------------

Store closure costs                 $     141    $         72      $       213
Refranchising losses                       77              59              136
Impairment charges for stores to
  be used in the business                  12              49               61
                                    ----------   --------------    -------------
  Total facility actions net loss         230              180             410
                                    ----------   --------------    -------------
Impairment of investments in
  unconsolidated affiliates                                79               79
Severance and other                        18              23               41
                                    ----------   --------------    -------------
  Total unusual charges                    18             102              120
                                    ----------   --------------    -------------
Total fourth quarter charges        $     248    $        282      $       530
                                    ==========   ==============    =============

     The fourth quarter charge of $530 million ($425 million after-tax) represents actions taken to refocus our business. The charge included (1) underperforming store closures, primarily at Pizza Hut and internationally; (2) restaurants we intend to refranchise whose carrying amounts were reduced to fair market value, less costs to sell; (3) impairment of certain restaurants intended to be used in the business; (4) impairment of certain joint ventures; and (5) related personnel reductions.

                                                                          1997
                                                                     (Excluding 4th
Facility Actions Net Loss (Gain)                     1997             Qtr. Action)             1996              1995
--------------------------------                  ------------     -------------------     -------------      ------------
U.S.
Refranchising gains(a)                            $      (67)      $       (144)           $      (134)       $      (89)
Store closure costs                                      154                 13                     45                26
Impairment  charges for stores to be used in the
  business                                                59                 47                     54               320
                                                  ------------     -------------------     -------------      ------------
Facility actions net loss (gain)                         146                (84)                   (35)              257
                                                  ------------     -------------------     -------------      ------------

International
Refranchising gains(a)(b)                                (45)              (104)                    (5)               (4)
Store closure costs, net                                  94                 22                     (5)               12
Impairment  charges for stores to be used in the
  business                                                52                  3                      8               137
                                                  ------------     -------------------     -------------      ------------
Facility actions net loss (gain)                         101                (79)                    (2)              145
                                                  ------------     -------------------     -------------      ------------

Worldwide
Refranchising gains(a)(b)                               (112)              (248)                  (139)              (93)
Store closure costs                                      248                 35                     40                38
Impairment  charges for stores to be used in the
  business                                               111                 50                     62               457
                                                  ------------     -------------------     -------------      ------------
Facility actions net loss (gain)                  $      247       $       (163)           $       (37)       $      402
                                                  ============     ===================     =============      ============

(a) Includes initial franchise fees in the U.S. of $39 million, $22 million and $8 million in 1997, 1996 and 1995, respectively, and in International of $2 million in 1997. See Note 5.
(b) Includes a tax-free gain of $100 million in 1997 from refranchising our restaurants in New Zealand through an initial public offering.

     The impairment charges in 1997 and 1996 resulted from our semi-annual impairment evaluations of each restaurant to be used in the business. We early adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), as of the beginning of the fourth quarter of 1995. The initial, non-cash charge of $457 million ($324 million after-tax), $120 million of which related to our Non-core Businesses, resulted from our evaluating and measuring impairment of restaurants to be used in the business at the individual restaurant level. Previously, we evaluated and measured impairment if a restaurant concept was incurring operating losses and was expected to incur operating losses in the future.

     Unusual Charges

     Exclusive of the fourth quarter charge, unusual charges include $54 million in 1997 and $246 million in 1996 resulting from our 1996 decision to dispose of our remaining Non-core Businesses. The 1996 charge represented the reduction of the carrying amounts of the Non-core Businesses to estimated fair market value, less costs to sell. The estimated fair market value was initially determined by using estimated selling prices based upon the opinion of an investment banking firm retained to assist in the selling activity. The 1997 charge adjusted the carrying amount of the Non-core Businesses to their actual selling prices less costs to sell. In accordance with the terms of certain of these transactions and the PepsiCo Separation Agreement, we retained and are holding for disposal certain properties and operating lease liabilities. No value has been assigned to these properties and all the lease liabilities, net of the expected sublease recoveries, have been fully accrued. The Non-core Businesses contributed $268 million, $394 million and $297 million to revenues in 1997, 1996 and 1995, respectively. Excluding the unusual disposal charges in 1997 and 1996 and the $120 million initial impact of adopting SFAS 121 in 1995, the Non-core Businesses realized income of $10 million ($8 million after-tax) in 1997, and incurred losses of $15 million ($12 million after-tax) and $45 million ($37 million after-tax) in 1996 and 1995, respectively.

Note 5 - Franchise and License Fees

     Franchise and certain license arrangements for our traditional and non-traditional points of distribution, respectively, provide for initial fees. The agreements also require continuing fees based upon a percentage of sales. Initial franchise fees from refranchising activities arise from an initiative we adopted in late 1994 to reduce our percentage ownership of total system units by selling Company units to new and existing franchisees. As disclosed in Note 2, initial franchise fees from the refranchising activities are included as part of refranchising gains.

                                             1997            1996         1995
--------------------------------------------------------------------------------

Initial fees, including renewal fees     $       86     $      43      $    28
Initial franchise fees from
  refranchising activities                      (41)          (22)          (8)
                                         ------------   -----------    ---------
                                                 45            21           20
Continuing fees                                 524           473          417
                                         ------------   -----------    ---------
                                         $      569     $     494      $   437
                                         ============   ===========    =========

Note 6 - Property, Plant and Equipment, net

                                                      1997            1996
--------------------------------------------------------------------------------

Land                                               $     834         $    933
Buildings and improvements                             3,163            3,394
Capital leases, primarily buildings                      152              206
Machinery and equipment                                2,040            2,319
                                                   -----------       -----------
                                                       6,189            6,852
Accumulated depreciation and amortization             (2,928)          (2,802)
                                                   -----------       -----------
                                                   $   3,261         $   4,050
                                                   ===========       ===========


Note 7 - Intangible Assets, net

                                                      1997            1996
--------------------------------------------------------------------------------

Reacquired franchise rights                        $     544         $    764
Trademarks and other identifiable intangibles            132              165
Goodwill                                                 136              171
                                                   -----------       -----------
                                                   $     812         $  1,100
                                                   ===========       ===========


     Accumulated amortization, included in the amounts above, was $508 million and $550 million at year-end 1997 and 1996, respectively.

Note 8 - Accounts Payable and Other Current Liabilities

                                                    1997               1996
--------------------------------------------------------------------------------
Accounts payable                                   $     453         $    526
Accrued compensation and benefits                        294              261
Other accrued taxes                                      103              121
Other current liabilities                                410              292
                                                   -----------        ----------
                                                   $   1,260         $  1,200
                                                   ===========       ===========

Note 9 - Short-term Borrowings and Long-term Debt

                                                     1997             1996
--------------------------------------------------------------------------------
Short-term Borrowings
Current maturities of long-term debt             $        19      $        26
Other                                                    105               33
                                                 -------------    -------------
                                                 $       124      $        59
                                                 =============    =============
Long-term Debt
Senior, unsecured Term Loan Facility,
  due October 2002                               $     1,968      $        -
Senior, unsecured Revolving Credit Facility,
  expires October 2002                                 2,435               -
Capital lease obligations (see Note 10)                  140              222
Other, due through 2010 (7.8% and 8.2%)                   27               35
                                                 -------------    -------------
                                                       4,570              257
Less current maturities of long-term debt                (19)             (26)
                                                 -------------    -------------
                                                 $     4,551       $      231
                                                 =============    =============

     On October 2, 1997, we entered into a $5.25 billion bank credit agreement comprised of a $2 billion senior, unsecured Term Loan Facility and a $3.25 billion senior, unsecured Revolving Credit Facility which mature on October 2, 2002.

     The facilities are guaranteed by our principal U.S. subsidiaries. Proceeds of $4.5 billion of the initial $4.55 billion borrowed under the facilities were used to make the Distribution to PepsiCo. The $50 million of additional proceeds has been used to provide cash collateral securing certain obligations previously secured by PepsiCo, to pay fees and expenses related to the Distribution and the bank credit facilities, and for general corporate purposes. Interest on amounts borrowed is payable at least quarterly at rates which are variable, based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin factor as defined in the credit agreement. At December 27, 1997, the weighted average interest rate was 6.6% which includes the effects of associated interest rate swaps. See Note 11 for a discussion of our use of interest rate swaps, our management of inherent credit risk and fair value information related to debt and interest rate swaps.

     At year-end 1997, we had unused revolving credit agreement borrowings available aggregating $692 million. We pay a facility fee on the revolving credit facility. The margin factor and facility fee rate is determined based on our leverage ratio or third-party senior debt ratings as defined in the agreement. Facility fees accrued at December 27, 1997 were $1.3 million.

     The credit facilities are subject to various covenants including financial covenants relating to maintenance of specific leverage and fixed charge coverage ratios. In addition, the facilities contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness including guarantees of indebtedness, cash dividends, aggregate non-U.S. investment and certain other transactions, as defined in the agreement. At December 27, 1997, we are in compliance with all covenants governing our credit facilities. The credit facilities contain mandatory prepayment terms for certain capital market transactions and sales of restaurants as defined in the agreement. Once the Term Loan has been repaid in full, mandatory prepayments may be required of the revolving credit agreement which would reduce the facility availability. Absent this circumstance, under the terms of the Revolving Credit Facility, we may borrow up to $3.25 billion until maturity. The Revolving Credit Facility is also reduced for letters of credit. Amounts borrowed under the Term Loan Facility that are prepaid may not be reborrowed.

     The annual maturities of long-term debt through 2002, excluding capital lease obligations, are 1998 - $5 million; 1999 - $12 million; 2000 - $4 million; 2001 - $3 million and 2002 - $4.4 billion.

 Note 10 - Leases

     We have non-cancelable commitments under both capital and long-term operating leases, primarily for Company restaurants. Capital and operating lease commitments expire at various dates through 2067 and, in many cases, provide for rent escalations and renewal options. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and sublease receivables under non-cancelable leases are set forth below:

                       Commitments                      Sublease Receivables
                ----------------------------      ------------------------------
                                                      Direct
                 Capital        Operating           Financing         Operating
                -----------   --------------       -------------     -----------

1998            $      26     $      253           $        3        $       12
1999                   24            219                    2                11
2000                   23            190                    2                 9
2001                   21            170                    2                 8
2002                   20            152                    2                 7
Later Years           153            801                   15                38
                -----------   --------------       -------------     -----------
                $     267     $    1,785           $       26        $       85
                ===========   ==============       =============     ===========


     At year-end 1997, the present value of minimum payments under capital leases was $140 million, after deducting $127 million representing imputed interest.

The details of rental expense and income are set forth below:

                               1997              1996             1995
                            -----------       -----------       ----------
Rental expense
  Minimum                   $     317         $     312         $    309
  Contingent                       30                32               27
                            -----------       -----------       ----------
                            $     347         $     344         $    336
                            ===========       ===========       ==========

Minimum rental income       $      19         $      16         $      8
                            ===========       ===========       ==========

Contingent rentals are based on sales in excess of levels stipulated in the lease agreements.

Note 11 - Financial Instruments

Derivative Instruments

     Our policy prohibits the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. As of December 27, 1997, our use of derivative instruments was limited to interest rate swaps entered into with financial institutions and commodity futures contracts traded on national exchanges.

     Interest rate swaps are entered into with the objective of reducing our exposure to interest rate risk. During 1997, we entered into interest rate swaps to effectively convert a portion of our variable rate bank debt to fixed rate. Reset dates and the floating rate index on the swaps match those of the underlying bank debt. Accordingly, any market risk or opportunity associated with swaps is offset by the opposite market impact on the related debt. Credit risk from the swap agreements is dependent both on the movement in interest rates and the possibility of non-payment by swap counterparties. We mitigate credit risk by only entering into swap agreements with high credit-quality counterparties and by netting swap payments within each contract. At December 27, 1997, we had entered into interest rate swaps with notional amounts of $1 billion. Under the contracts, we agree with other parties to exchange, at specified intervals, the difference between variable-rate and fixed-rate amounts calculated on a notional principal amount. At December 27, 1997, the average pay rate was 5.97%. The payables under the related swaps aggregated $.2 million at December 27, 1997. The swaps mature at various dates through 2001.

     Open commodity future contracts and deferred gains and losses at year-end 1997 and 1996, as well as gains and losses recognized as part of cost of sales in 1997, 1996 and 1995 were not significant.

Fair Value

     Except for guarantees issued by us and interest rate swaps outstanding, the carrying amounts of our financial instruments approximate fair value. The fair value of our guarantees issued was $18 million in 1997 and $13 million in 1996 compared to carrying amounts of $0. The fair value of our interest rate swaps was $1.5 million compared to a carrying amount of $.2 million.

Note 12 - Pension Plans and Other Benefit Programs

     We sponsor noncontributory defined benefit pension plans covering substantially all full-time U.S. salaried employees and certain hourly employees and noncontributory defined benefit pension plans covering certain international employees. Prior to the Spin-off, the participants in the plans were covered by plans with similar benefits, sponsored by PepsiCo. Under an agreement with
PepsiCo, we have assumed or retained pension liabilities related to substantially all of our participants. Assets of the PepsiCo plans have been allocated in accordance with regulatory rules between the PepsiCo plans and our plans. Benefits generally are based on years of service and compensation or stated amounts for each year of service. All plans but one are funded and contributions to U.S. plans are made in amounts not less than minimum statutory funding requirements nor more than the maximum amount that can be deducted for U.S. income tax purposes. The U.S. plans' assets consist principally of equity securities, government and corporate debt securities and other fixed-income obligations.

     The components of net pension expense for U.S. plans are set forth below. Net periodic pension expense for international plans was immaterial.

                                                     1997       1996       1995
--------------------------------------------------------------------------------
Service cost of benefits earned                   $   18       $ 15     $    12
Interest cost on projected benefit obligation         17         15          12
Return on plan assets:
  Actual gain                                        (60)       (26)        (44)
  Deferred gain                                       41          9          29
Amortization of net transition gain                   (4)        (4)         (4)
Net other amortization                                 1          1
--------------------------------------------------------------------------------
Net pension expense                               $   13       $ 10     $     5
--------------------------------------------------------------------------------

     Reconciliations of the funded status of the U.S. plans to the pension liability recognized in the Consolidated Balance Sheet are set forth below. Amounts related to international plans were immaterial.

                                                                    Assets Exceed                Accumulated Benefits
                                                                  Accumulated Benefits              Exceed Assets
                                                                 1997            1996            1997            1996
---------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation
  Vested benefits                                           $    (194)      $    (121)      $     (6)        $     (17)
  Non-vested benefits                                             (26)            (23)            (1)               (5)
---------------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                   (220)           (144)            (7)              (22)
Effect of projected compensation increases                        (40)            (31)           (19)              (13)
---------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                     (260)           (175)           (26)              (35)
Plan assets at fair value                                         270             209                               14
---------------------------------------------------------------------------------------------------------------------------
Plan assets in excess of (less than) projected benefit
  obligation                                                       10              34            (26)              (21)
Unrecognized prior service cost (benefit)                          (1)                             4                 3
Unrecognized net (gain) loss                                      (14)            (28)             8                11
Unrecognized net transition (gain) loss                            (2)             (6)
Adjustment required to recognize minimum liability                                                                  (4)
---------------------------------------------------------------------------------------------------------------------------
Accrued pension liability                                   $      (7)      $      -        $    (14)        $     (11)
===========================================================================================================================

The assumptions used to compute the information above are set forth below:


                                       1997          1996            1995
--------------------------------------------------------------------------------

Expected long-term rate of
  return on plan assets                  10.0%            10.0%            10.0%

Discount rate - projected
  benefit obligation                      7.1%             7.7%             7.7%

Future compensation growth rate     5.2 - 6.6%      5.2  - 6.6%       5.2 - 6.6%
--------------------------------------------------------------------------------

     We also sponsor certain deferred compensation benefit programs for eligible employees and non-employee directors that allow participants to defer receipt of portions of their annual salary and incentive compensation. Amounts deferred are credited with earnings based on certain phantom investment options selected by the participants, as defined by the benefit program. These earnings amounts are expensed as incurred. Our obligations under these programs as of year-end 1997 and 1996 were $37 million and $29 million, respectively. In late 1997, a new investment option allowed participants to defer certain incentive compensation earned in 1997 into the purchase of phantom shares of TRICON Common Stock at a 25% discount from fair market value at the date of deferral in 1998. Participants bear the risk of forfeiture if they voluntarily separate from employment during the two year vesting period. The intrinsic value of the discount will be expensed over the vesting period stipulated by the benefit program. Amounts expensed under these programs for all periods presented were not significant.

Note 13 - Employee Stock-Based Compensation
(tabular options in thousands)

     At year-end 1997, we had two stock option plans in effect, the 1997 Long-Term Incentive Plan ("LTIP") and the TRICON Global Restaurants, Inc. SharePower Plan ("SharePower"). Options to purchase up to 22.5 million shares of stock may be granted under the LTIP at a price equal to or greater than the market value of the stock on the date of grant. New options granted can have varying vesting provisions and exercise periods. Options granted subsequent to the Spin-off vest in periods ranging from immediate to 2006 and expire ten to fourteen years after grant. Potential awards to employees and non-employee directors under the LTIP include stock options, performance units, incentive stock options, stock appreciation rights and restricted stock. Only LTIP stock options and restricted stock have been issued since the Spin-off. Additionally, it is not anticipated that any further grants will be made pursuant to the SharePower plan although options previously granted could be outstanding through 2006. We account for these plans under APB Opinion No. 25, as permitted by SFAS 123.

     At the Spin-off Date, certain of the options to purchase PepsiCo stock that were held by our employees were converted to TRICON stock options under either the LTIP or the SharePower plan. The options were converted at amounts and exercise prices that maintained the amount of unrealized stock appreciation that existed immediately prior to the Spin-off. The vesting dates and exercise periods of the options were not affected by the conversion. Based on their original PepsiCo grant date, TRICON converted options vest in periods ranging from one to ten years and expire ten to fifteen years after grant.

     Had compensation cost for all TRICON option grants subsequent to the Spin-off to employees and non-employee directors been determined consistent with SFAS 123, our net loss for 1997 would have increased from $111 million to $112 million. The pro forma net loss may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, which was only a partial year in 1997, and additional options may be granted in varying quantities in future years. SFAS 123 pro forma loss per share data is not meaningful as we were not an independent, publicly owned company prior to the Spin-off.

     The fair value of each option grant made subsequent to the Spin-off was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997:

                  Risk-free interest rate                           5.79%
                  Expected life                                     6.6 years
                  Expected volatility                              27.5%
                  Expected dividend yield                             0%

     A  summary  of  the  status  of  all  options   granted  to  employees  and
non-employee directors at December 27, 1997, and changes during the year then ended is presented in the table below:

                                                       December 27, 1997
                                             -----------------------------------

                                                                    Wtd. Avg.
                                                 Options            Ex. Price
                                             ---------------      --------------

  Outstanding at beginning of year                   -            $       -
  Conversion of PepsiCo options                  13,951                 21.48
  Granted at price equal to market                  872                 32.95
  Granted at price greater than market            1,334                 31.63
  Exercised                                        (112)                24.80
  Forfeited                                        (800)                20.84
                                             ---------------      --------------
  Outstanding at end of year                     15,245           $    23.03
                                             ===============      ==============

  Exercisable at end of year                      1,251           $    23.84
                                             ===============      ==============

  Weighted average of fair value of
    options granted                            $    13.37
                                             ===============

The following table summarizes information about all stock options outstanding at December 27, 1997:

                                            Options Outstanding                                Options Exercisable
                         ----------------------------------------------------------    ------------------------------------

                                                   Weighted
                                                   Average            Weighted                               Weighted
 Range of Exercise                                Remaining           Average                                 Average
       Prices                Options          Contractual Life     Exercise Price          Options        Exercise Price
---------------------    -----------------    -----------------    ----------------    ---------------    ---------------
$   .01 -  17.80               3,994              6.80 years       $    14.96                 91          $      9.49
  22.02 -  29.40               9,044              8.29                  24.37              1,144                24.87
  30.41 -  34.47               2,207             10.12                  32.15                 16                31.63
                         -----------------                                             ---------------
                              15,245                                                       1,251
                         =================                                             ===============

     In November 1997, we granted two awards of restricted performance units of TRICON's Common Stock to our Vice Chairman/President. The awards were made under the LTIP and may be paid in Common Stock of TRICON or cash at the discretion of the Board of Directors. Payment of the awards, totaling $6.3 million, is contingent upon continued employment through January 25, 2001 and 2006, respectively, and the attainment by TRICON of certain pre-established earnings thresholds, as defined. The awards are being expensed over the performance periods stipulated above; the amount included in earnings in 1997 was not significant.

Note 14 - Income Taxes

The details of the income tax provision are set forth below:

                                   1997           1996            1995
--------------------------------------------------------------------------------
Current:          Federal      $     106       $     154       $     179
                  Foreign             77              93              59
                  State               31              28              24
                               -------------   ------------    ------------
                                     214             275             262
                               -------------   ------------    ------------
Deferred:         Federal            (66)           (127)           (168)
                  Foreign            (59)             (5)            (55)
                  State              (13)            (18)            (10)
                               -------------   ------------    ------------
                                    (138)           (150)           (233)
                               -------------   ------------    ------------
                               $      76       $     125       $      29
                               =============   ============    ============


U.S. and foreign (loss) income before income taxes are set forth below:

                       1997              1996                 1995
-----------------------------------------------------------------------
U.S.               $      13          $     (21)           $      72
Foreign                  (48)                93                 (175)
                   -------------      ------------         ------------
                   $     (35)         $      72            $    (103)
                   =============      ============         ============

A reconciliation of income taxes calculated at the U.S. Federal tax statutory rate to our income tax provision is set forth below:

                                                                         1997                1996                1995
---------------------------------------------------------------------------------------------------------------------------
Income taxes computed at the U.S. Federal statutory rate of 35%     $     (12)          $        25          $    (36)
State income tax, net of Federal tax benefit                               20                     7                 7
Foreign and U.S. tax effects attributable to foreign operations            24                    49                26
Effect of unusual charges                                                  79                    28
Effect of the New Zealand IPO                                             (41)
Initial impact of adopting SFAS 121                                                                                28
Nondeductible amortization of U.S. goodwill                                 6                     9                11
Federal tax credits                                                        (2)                   (2)               (8)
Other, net                                                                  2                     9                 1
                                                                    ----------------    ----------------    ---------------
Income tax provision                                                $      76           $       125          $     29
                                                                    ================    ================    ===============
Effective income tax rate                                                (217.1)%               173.6%            (28.2)%
                                                                    ================    ================    ===============


The details of the 1997 and 1996 deferred tax liabilities (assets) are set forth below:

                                                   1997               1996
--------------------------------------------------------------------------------
Intangible assets and property, plant
  and equipment                                $       253        $      250
Other                                                    5                15
                                               --------------     -------------
Gross deferred tax liabilities                 $       258        $      265
                                               ==============     =============

Net operating loss and tax credit
  carryforwards                                $       (89)       $     (117)
Employee benefits                                      (48)              (56)
Casualty claims                                        (57)              (69)
Fourth quarter charge                                 (105)
Various liabilities and other                         (141)             (126)
                                               --------------     -------------
Gross deferred tax assets                             (440)             (368)
Deferred tax assets valuation allowance                111               138
                                               --------------     -------------
Net deferred tax assets                               (329)             (230)
                                               --------------     -------------
Net deferred tax (asset) liability             $       (71)       $       35
                                               ==============     =============

Included in:
Prepaid expenses, deferred income taxes
  and other current assets                     $       (92)       $     (165)
Other assets                                           (12)
Deferred income taxes                                   33               200
                                               --------------     -------------
                                               $       (71)       $       35
                                               ==============     =============

     The valuation allowance related to deferred tax assets decreased by $27 million in 1997 primarily due to the disposal of the Non-core Businesses.

     The determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration is not practicable.

     Net operating loss carryforwards totaling $307 million at year-end 1997 are available to reduce future tax of TRICON and certain subsidiaries and are related to a number of foreign and state jurisdictions. Of these carryforwards, $20 million expire in 1998, $221 million expire at various times between 1999 and 2012 and $66 million may be carried forward indefinitely.

Note 15 - Business Segments

     We are engaged principally in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut and Taco Bell concepts. We also previously operated other non-core U.S. concepts, including CPK, Chevys, D'Angelo, ESM and HNN, all of which were sold in 1997 prior to the Spin-off. See
Note 4.

     KFC, Pizza Hut and Taco Bell operate throughout the U.S. and in 78, 87 and 15 countries and territories outside the U.S., respectively. Principal international markets include Australia, Canada, China, Japan, Korea, Mexico, Poland, Puerto Rico, and the U.K. At year-end 1997, we had investments in several unconsolidated affiliates outside the U.S. which operate KFC and Pizza Hut restaurants, the most significant of which are corporate joint ventures located in Japan and the U.K.

GEOGRAPHIC AREAS
--------------------------------------------------------------------------------

                                                    Revenues
                         -------------------------------------------------------
                                1997               1996                1995
--------------------------------------------------------------------------------
United States             $     7,363         $    7,924         $     8,163
International                   2,318              2,308               2,087
                          -----------------   ----------------   ---------------
                          $     9,681         $   10,232         $    10,250
                          =================   ================   ===============

                                             Operating Profit
                         -------------------------------------------------------
                              1997(a)             1996(a)             1995(a)
--------------------------------------------------------------------------------
United States             $       397         $      304         $       328
International                     (30)               144                 (26)
Foreign exchange                  (16)                (5)                 (1)
Unallocated corporate
  expenses                       (110)(b)            (71) (b)            (49)(b)
                          -----------------   ----------------   ---------------
                          $       241         $      372         $        252
                          =================   ================   ===============

                                             Identifiable Assets
                          ------------------------------------------------------
                                1997               1996                1995
--------------------------------------------------------------------------------
United States             $     3,637         $    4,566         $     4,883
International                   1,461              1,954               2,025
                          -----------------   ----------------   ---------------
                          $     5,098         $    6,520         $     6,908
                          =================   ================   ===============

                                           Depreciation and Amortizaion
                          ------------------------------------------------------
                                1997               1996               1995
------------------------- ----------------- - ---------------- - ---------------
United States             $       393         $      472         $       519
International                     143                149                 152
                          -----------------   ----------------   ---------------
                          $       536         $      621         $       671
                          =================   ================   ===============

                                              Capital Spending
                          ------------------------------------------------------
                                1997               1996                1995
--------------------------------------------------------------------------------
United States             $       385         $      466         $       530
International                     158                161                 184
                          -----------------   ----------------   ---------------
                          $       543         $      627         $       714
                          =================   ================   ===============


(a) Includes the fourth quarter charge in 1997 of $530 million (United States - $248 million, International - $282 million), other unusual charges related to disposal of the Non-core Businesses in 1997 and 1996 of $54 million and $246 million, respectively, in the United States and the initial impact of adopting SFAS 121 in 1995 of $457 million (United States - $320 million, International - $137 million). See Note 4.
(b) Includes amounts allocated by PepsiCo prior to the Spin-off of $37 million, $53 million and $52 million in 1997, 1996 and 1995, respectively.

     The financial data reported above is materially consistent with restaurant segment information previously reported by PepsiCo. Adjustments have been made to these amounts primarily to remove the impact of the restaurant distribution business previously included by PepsiCo in its restaurant segment, and to include the investment in and our equity income (loss) of unconsolidated affiliates within the international segment. This change was made to align our reporting with the way we view our international business.

Note 16 - Pro Forma Financial Information (Unaudited)

     As discussed in Note 3, we became an independent, publicly owned company on October 6, 1997 as a result of the Spin-off from PepsiCo. In connection with the Spin-off, we paid $4.5 billion to PepsiCo as repayment of certain amounts due to PepsiCo and as a dividend. Such payment was funded by advances of $4.55 billion under a five-year $5.25 billion bank credit agreement drawn on October 6, 1997. See Note 9. The following unaudited pro forma information presents a summary of consolidated results of operations as if the Spin-off and related transactions had occurred at the beginning of fiscal 1997:

                                  As Reported        Pro Forma        Pro Forma
                                     1997           Adjustments         1997
                               ----------------   ---------------- -------------

Total revenues                 $     9,681        $     (268)      $    9,413
Total costs and expenses             9,440              (303)           9,137
Operating profit                       241                35              276
Interest expense, net                  276                41              317
Loss before income taxes               (35)               (6)             (41)
Net loss                              (111)               (6)            (117)
Loss per common share                 (.73)                              (.77)

     These unaudited pro forma results have been prepared for informational purposes only and include the following adjustments to historical results:

(1)  Elimination of the effect of our Non-core Businesses.
(2) Additional estimated general, administrative and other expenses of $20 million, which we would have incurred as an independent, publicly owned company, based on our analysis, partially offset by non-recurring TRICON start-up costs of approximately $14 million.
(3) Elimination of the PepsiCo interest expense allocation of $188 million and recording of interest expense of $232 million based on the $4.55 billion of external debt.
(4) Estimation of the income tax impact for the pro forma adjustments (1), (2) and (3).

     The shares used to compute pro forma loss per common share were based upon 152 million shares, assuming the shares issued at Spin-off had been outstanding from the beginning of fiscal 1997. The dilutive effect of any options has been excluded due to the loss from operations, as required by SFAS 128.

     Pro forma balance sheet  information  has not been provided as the Spin-off
and  related   transactions   have  been  reflected  in  the  accompanying  1997
Consolidated Balance Sheet.

     These unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the transactions occurred at the beginning of fiscal 1997 or of our future results of operations.

Note 17 - Commitments and Contingencies

     We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We believe that the ultimate liability, if any, in excess of amounts already recognized arising from such claims or contingencies is not likely to have a material adverse effect on our annual results of operations, financial condition or cash flows.

     We were directly or indirectly contingently liable in the amounts of $302 million and $150 million at year-end 1997 and 1996, respectively, for certain lease assignments and guarantees. In connection with these contingent liabilities, after the Spin-off Date, we were required to maintain cash collateral balances at certain institutions of approximately $30 million, which is included in Other Assets in the accompanying Consolidated Balance Sheet. At year-end 1997, $200 million represented contingent liabilities to lessors as a result of our assigning our interest in and obligations under real estate leases as a condition to the refranchising of Company restaurants. The $200 million represented the present value of the minimum payments of the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $294 million. The balance of the contingent liabilities primarily reflected guarantees to support financial arrangements of certain unconsolidated affiliates and other restaurant franchisees.

     We are currently and, for a significant portion of the prior three years ended December 27, 1997, have been primarily self-insured for most workers' compensation, general liability and automotive liability losses, subject to per occurrence and aggregate annual liability limitations. During 1997, prior to the Spin-off, we participated with PepsiCo in a guaranteed cost program for certain coverages. We are also primarily self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. We determine our liability for claims reported and for claims incurred but not reported on an actuarial basis.

Note 18 - Selected Quarterly Financial Data (Unaudited)

                                                                                         1997
                                                            ---------------------------------------------------------------
                                                               First       Second        Third       Fourth
                                                              Quarter      Quarter      Quarter      Quarter      Total
---------------------------------------------------------------------------------------------------------------------------
Revenues:
  Company sales                                             $   2,123    $   2,214    $   2,164    $   2,611    $   9,112
  Franchise and license fees                                      114          139          136          180          569
Total costs and expenses                                        2,075        2,121        2,105        3,139        9,440
Operating profit (loss)                                           162          232          195         (348)         241
Net income (loss)                                                  52          121           79         (363)        (111)
Loss per common share (a)                                                                              (2.39)
Net income (loss) attributable to:
  Facility actions net gain (loss)                                  6           65           43         (277)        (163)
  Unusual charges                                                              (22)         (12)        (125)        (159)

(a) Earnings per share data has not been provided for periods prior to the fourth quarter of 1997 as we were not an independent, publicly owned Company prior to the Spin-off.

                                                                                         1996
                                                            ---------------------------------------------------------------
                                                               First       Second        Third       Fourth
                                                              Quarter      Quarter      Quarter      Quarter      Total
---------------------------------------------------------------------------------------------------------------------------
Revenues:
  Company sales                                             $   2,171    $   2,271    $   2,329    $   2,967    $   9,738
  Franchise and license fees                                      102          111          119          162          494
Total costs and expenses                                        2,127        2,199        2,252        3,282        9,860
Operating profit (loss)                                           146          183          196         (153)         372
Net income (loss)                                                  40           66           60         (219)         (53)
Net (loss) income attributable to:
  Facility actions net gain (loss)                                 28           13           15          (35)          21
  Unusual charges                                                 (17)                                  (172)        (189)

See Note 4 for details of facility actions net gain (loss) and unusual charges.

Management's Responsibility for Financial Statements


To Our Shareholders:

We are responsible for the preparation, integrity and fair presentation of the Consolidated Financial Statements, related notes and other information included in this annual report. The financial statements were prepared in accordance with generally accepted accounting principles and include certain amounts based upon our estimates and assumptions, as required. Other financial information presented in the annual report is derived from the financial statements.

We maintain a system of internal control over financial reporting, designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified.

The financial statements have been audited and reported on by our independent auditors, KPMG Peat Marwick LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that management representations made to the independent auditors were valid and appropriate.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, provides oversight to our financial reporting process and our controls to safeguard assets through periodic meetings with our independent auditors, internal auditors and management. Both our independent auditors and internal auditors have free access to the Audit Committee.

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 27, 1997 provide reasonable assurance that our assets are reasonably safeguarded.







Robert C. Lowes
Chief Financial Officer

Report of Independent Auditors

The Board of Directors
TRICON Global Restaurants, Inc.:

We have audited the accompanying consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, cash flows and shareholders' (deficit) equity for each of the years in the three-year period ended December 27, 1997. These consolidated financial statements are the responsibility of TRICON's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRICON as of December 27, 1997 and December 28, 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, TRICON in 1995 adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."





KPMG Peat Marwick LLP
Louisville, Kentucky
February 12, 1998

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding directors is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 1997.

     Information regarding executive officers of the Company is included in Part I.

Item 11. Executive Compensation.

     Information regarding executive compensation is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 1997. Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" contained in the Company's definitive proxy statement shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 1997.

Item 13. Certain Relationships and Related Transactions.

     Tricon and PepsiCo have entered into certain agreements, described below, governing their relationship subsequent to the Spin-off and providing for the allocation of tax and certain other liabilities and obligations arising from periods prior to and after the Spin-off. The following summarizes the material terms of such agreements, but is qualified by reference to the text of such agreements.

     Separation Agreement

     PepsiCo  and  Tricon  have  entered  into  a  Separation   Agreement   (the
"Separation Agreement"), which provides for, among other things, certain services, records and personnel which PepsiCo and Tricon will make available to each other after the Spin-off. To facilitate an orderly transition, PepsiCo may continue to provide, for up to 12 months, certain services to Tricon, with the related costs and expenses being paid by Tricon. The Separation Agreement also provides for the assumption by Tricon of liabilities relating to PepsiCo's restaurant businesses and the indemnification of PepsiCo with respect to such liabilities. Pursuant to the terms of the Separation Agreement, Tricon was required to (and did) pay to PepsiCo prior to the Spin-off the sum of $4.5 billion as repayment of certain amounts due to PepsiCo from Tricon and a dividend. The Separation Agreement also specifies that PepsiCo shall make a final determination regarding net assets of the restaurant businesses transferred to the Company at the Spin-off date. This determination has been preliminarily completed, but is subject to agreement by the Company.

     Tax Separation Agreement

     PepsiCo and Tricon have entered into a Tax Separation Agreement (the "Tax Separation Agreement"), on behalf of themselves and their respective consolidated groups, that reflects each party's rights and obligations with respect to payments and refunds of taxes that are attributable to periods beginning prior to and including the Spin-off and taxes resulting from transactions effected in connection with the Spin-off. The Tax Separation Agreement also expresses each party's intention with respect to certain tax attributes of Tricon after the Spin-off. The Tax Separation Agreement provides for payments between the two companies for certain tax adjustments made after the Spin-off that cover pre-Spin-off tax liabilities. Other provisions cover the handling of audits, settlements, stock options, elections, accounting methods and return filing in cases where both companies have an interest in the results of these activities.

     Pursuant to the Tax Separation Agreement, Tricon has agreed to refrain from engaging in certain transactions for two years following the Spin-off without the prior written consent of PepsiCo. Transactions subject to this restriction include, among other things, the liquidation, merger or consolidation with another company, certain issuances and redemptions of Tricon Common Stock, the granting of stock options, the sale, refranchising, distribution or other disposition of assets in a manner that would adversely affect the tax consequences of the Spin-off or any transaction effected in connection with the Spin-off, and the discontinuation of certain businesses. If the Company fails to abide by this restriction and, as a result, the Spin-off fails to qualify as a tax-free reorganization, the Company will be obligated to indemnify PepsiCo for any resulting tax liability, which could be substantial.

     Employee Programs Agreement

     PepsiCo and Tricon have entered into an Employee Programs Agreement, which allocates assets, liabilities and responsibilities between them with respect to certain employee compensation and benefit plans and programs and certain other related matters.

     Telecommunications, Software and Computing Services Agreement

     PepsiCo and Tricon have entered into a Telecommunications, Software and Computing Services Agreement setting forth the arrangements between the parties with respect to internal software, third-party agreements, telecommunications services and computing services.

     Beverage Agreements

     KFC, Pizza Hut, Taco Bell and Tricon International have each entered into a multi-year agreement with Pepsi-Cola Company regarding the sale of Pepsi-Cola beverage products at Company units worldwide.

     Certain Letters of Credit, Guarantees and Contingent Liabilities

     Pursuant to the Separation Agreement, Tricon agreed to use its best efforts to release, terminate or replace, prior to the Spin-off, all letters of credit, guarantees and contingent liabilities relating to PepsiCo's restaurant businesses under which PepsiCo is liable. Nevertheless, after the Spin-off, PepsiCo remains liable on certain of such letters of credit, guarantees and contingent liabilities which were not able to be released, terminated or replaced prior to the Spin-off. Pursuant to the Separation Agreement, from and after the Spin-off, Tricon will pay a fee to PepsiCo with respect to any such letters of credit, guarantees and contingent liabilities until such time as they are released, terminated or replaced by a qualified letter of credit with a maximum drawing amount equal to the full amount of all remaining obligations and foreseeable claims under such letters of credit, guarantees and contingent liabilities. At all times Tricon is required to indemnify PepsiCo with respect to such letters of credit, guarantees and contingent liabilities.

     Information   about  the   agreements   described   above  is  included  in
Management's Discussion and Analysis and the related Consolidated Financial Statements and footnotes in Part II, Item 7, pages 18 through 36; and Part II,
Item 8 pages 36 through 60, respectively, of this Form 10-K.

     Information regarding certain relationships and related transactions is also incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 1997.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) Financial Statements: Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

     (2) Financial Statement Schedules: No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the related notes thereto filed as a part of this report.

     (3) Exhibits: The exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The Index to Exhibits specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b) One report on Form 8-K was filed during the quarter ended December 27, 1997. This report attached a copy of a press release dated December 9, 1997, announcing certain strategic actions to be taken by the Company during the fourth quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 25, 1998

                              TRICON GLOBAL RESTAURANTS, INC.


                              By:  /s/ Andrall E. Pearson
                                   ---------------------------------------------




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                        Date
---------                        ----------------------          --------------


/s/ Andrall E. Pearson          Chairman of the Board            March 25, 1998
----------------------------    and Chief Executive
Andrall E. Pearson              Officer (principal
                                executive officer)



/s/ Robert C. Lowes             Chief Financial                  March 25, 1998
----------------------------    Officer (principal
Robert C. Lowes                 financial officer)



/s/ Robert L. Carleton          Senior Vice President            March 25, 1998
----------------------------    and Controller
Robert L. Carleton              (principal accounting
                                 officer)



/s/ D. Ronald Daniel            Director                         March 25, 1998
----------------------------
D. Ronald Daniel


/s/ James Dimon                  Director                        March 25, 1998
----------------------------
James Dimon

Signature                              Title                      Date
---------                           ----------                ----------------


/s/ Massimo Ferragamo                Director                  March 25, 1998
--------------------------------
Massimo Ferragamo


/s/ Robert Holland, Jr.              Director                  March 25, 1998
--------------------------------
Robert Holland, Jr.


/s/ Sidney Kohl                      Director                  March 25, 1998
--------------------------------
Sidney Kohl


/s/ Kenneth G. Langone               Director                  March 25, 1998
--------------------------------
Kenneth G. Langone


/s/ David C. Novak                   Vice Chairman of the      March 25, 1998
--------------------------------     Board and President
David C. Novak


/s/ Jackie Trujillo                  Director                  March 25, 1998
--------------------------------
Jackie Trujillo


/s/ Robert J. Ulrich                 Director                  March 25, 1998
--------------------------------
Robert J. Ulrich


/s/ Jeanette S. Wagner               Director                  March 25, 1998
--------------------------------
Jeanette S. Wagner


/s/ John L. Weinberg                 Director                  March 25, 1998
--------------------------------
John L. Weinberg

                         TRICON Global Restaurants, Inc.
                                  Exhibit Index
                                    (Item 14)



Exhibit
Number                              Description of Exhibits

3.1*      Restated Articles of Incorporation of TRICON Global Restaurants, Inc.

3.2*      Bylaws of TRICON Global Restaurants, Inc.

4.**      Form of Indenture.

10.1 Separation Agreement between PepsiCo, Inc. and TRICON Global Restaurants, Inc. effective as of August 26, 1997, and the First Amendment thereto dated as of October 6, 1997.

10.2      Tax  Separation   Agreement   between  PepsiCo,   Inc.  and  TRICON
          Global Restaurants, Inc. effective as of August 26, 1997.

10.3 Employee Programs Agreement between PepsiCo, Inc. and TRICON Global Restaurants, Inc. effective as of August 26, 1997.

10.4 Telecommunications, Software and Computing Services Agreement between PepsiCo, Inc. and TRICON Global Restaurants, Inc. effective as of August 26, 1997.

10.5 Sales and Distribution Agreement between PFS, Pizza Hut, Taco Bell and KFC effective as of May 6, 1997.

10.6*** Credit Agreement dated as of October 2, 1997 among TRICON Global Restaurants, Inc., the lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Chase Manhattan Bank as Issuing Bank.

10.7+ TRICON Global Restaurants, Inc. Director Deferred Compensation Plan, as effective October 7, 1997.

10.8+     TRICON  Global   Restaurants,   Inc.  1997  Long Term  Incentive
          Plan,  as effective October 7, 1997.

10.9+ TRICON Global Restaurants, Inc. 1997 Executive Incentive Compensation Plan, as effective October 7, 1997.

10.10+ TRICON Global Restaurants, Inc. 1998 Executive Incentive Compensation Plan, as effective October 7, 1997.

10.11+ TRICON Global Restaurants, Inc. Executive Income Deferral Program, as effective October 7, 1997.

10.12+ TRICON Global Restaurants, Inc. Long Term Savings Program, as effective October 7, 1997.

10.13+ TRICON Global Restaurants, Inc. Restaurant Deferred Compensation Plan, as effective October 7, 1997. (Draft)

10.14+ TRICON Global Restaurants, Inc. Pension Equalization Plan, as effective October 7, 1997.

10.15+ Employment Agreement between TRICON Global Restaurants, Inc. and Andrall E. Pearson dated as of June 25, 1997, and subsequently amended as of October 20, 1997.

10.16+ Terms of Employment Agreement between TRICON Global Restaurants, Inc. and Robert L. Carleton.

10.17     Form of Directors' Indemnification Agreement

12.1      Computation of ratio of earnings to fixed charges

21.1      Active Subsidiaries of TRICON Global Restaurants, Inc.

23.1      Consent of KPMG Peat Marwick LLP

27.1      Financial Data Schedule



* Incorporated herein by reference from exhibits filed with the Registrant's Registration Statement on Form 10 (File No. 1-13163) filed under the Securities Exchange Act of 1934.

** Incorporated herein by reference from Exhibit 4.1 filed with the Registrant's Registration Statement on Form S-3 (File No. 333-42969) filed with the Commission on December 22, 1997, and Amendment No. 1 thereto filed with the Commission on February 5, 1998.

***  Incorporated   herein  by   reference   from  Exhibit  10  filed  with  the
     Registrant's Quarterly Report on Form 10-Q for the quarter ended September 6, 1997.

+    Indicates a management contract or compensatory plan.

                                                                    EXHIBIT 10.1
                              SEPARATION AGREEMENT

     SEPARATION AGREEMENT, dated as of August 26, 1997 (as amended, supplemented or otherwise modified, this "Agreement"), by and between PepsiCo, Inc., a North Carolina corporation ("PepsiCo"), and TRICON Global Restaurants, Inc., a North Carolina corporation ("TRICON") and, as of the date hereof, a wholly-owned subsidiary of PepsiCo.

                              W I T N E S S E T H :

     WHEREAS, PepsiCo has engaged in the restaurant business through various of its subsidiaries and affiliates (PepsiCo and its subsidiaries and affiliates (other than the members of the TRICON Group (as such term is hereinafter defined)) are collectively referred to herein as the "PepsiCo Group");

     WHEREAS, PepsiCo has decided to consolidate the assets and operations of its worldwide KFC, Pizza Hut and Taco Bell businesses (collectively, the "Restaurant Businesses") into TRICON and TRICON's subsidiaries and affiliates (TRICON and its subsidiaries and affiliates are collectively referred to herein as the "TRICON Group"), and to distribute the Common Stock of TRICON on a ten-for-one basis to the holders of PepsiCo Capital Stock (the "Distribution"); and

     WHEREAS, on or before October 6, 1997 (the "Distribution Date"), PepsiCo will transfer to the Agent (as such term is hereinafter defined), for the benefit of the holders of record of PepsiCo Capital Stock at the close of business on September 19, 1997 (the "Record Date"), without any consideration being paid by such holders, the shares of TRICON Common Stock then owned by PepsiCo;

     NOW, THEREFORE, in consideration of the mutual promises contained herein, the Parties (as such term is defined in Section 16 hereof) hereby agree as follows:

     Section 1. The Distribution. On or prior to the Distribution Date, PepsiCo will transfer to BankBoston, N.A., as distribution agent (the "Agent"), for the benefit of holders of record of PepsiCo Capital Stock at the close of business on the Record Date, the shares of TRICON Common Stock then owned by PepsiCo, together with an irrevocable voting rights proxy in favor of the Agent. Prior to the Distribution Date, the Parties shall take such action with respect to the TRICON Common Stock as is required to complete the Distribution on the basis of one share of TRICON Common Stock for every ten shares of PepsiCo Capital Stock outstanding at the close of business on the Record Date. PepsiCo shall instruct the Agent to distribute such TRICON shares to the holders of record of PepsiCo Capital Stock at the close of business on the Record Date. All of the shares of TRICON so issued shall be fully paid and nonassessable. The Distribution shall be effective as of 11:59:59 p.m. on the Distribution Date.

     Section 2. Governance Documents. TRICON shall take all action necessary such that, on the Distribution Date, the Restated Articles of Incorporation and Bylaws of TRICON shall be substantially in the forms filed with the Securities and Exchange Commission as exhibits to the Form 10 relating to the Distribution (as amended, supplemented or otherwise modified, the "Form 10").

     Section 3. Books, Records, Services and Access to Information. (a) Except as otherwise provided in the attachments hereto, for a period of up to twelve months from and after the Distribution Date (or such shorter period as set forth on Schedule A hereto), each Party shall make available to the other, during normal business hours and in a manner which will not unreasonably interfere with such Party's business, the services set forth on Schedule A hereto (collectively "Transitional Services") to the extent that the same are reasonably
required  to  assist  in  effecting   an  orderly   transition   following   the
Distribution. Except as otherwise provided in the attachments hereto, the initial terms upon which Transitional Services shall be provided to TRICON or PepsiCo, as the case may be, are set forth on Schedule A hereto.

          (b) From and after the Distribution Date, PepsiCo shall afford TRICON and its authorized employees and representatives reasonable access (including access to persons or firms possessing relevant information and records) and reasonable duplicating rights during normal business hours to, or, at PepsiCo's option, copies of, all records, books, contracts, instruments, data and other information (collectively, "Information") within the PepsiCo Group's possession relating to any member of the TRICON Group, insofar as such access or copies are reasonably required by TRICON.

          (c) TRICON shall afford to PepsiCo and its authorized employees and representatives reasonable access (including access to persons or firms possessing relevant information and records) and reasonable duplicating rights during normal business hours to, or, at TRICON's option, copies of, all Information within the TRICON Group's possession relating to any member of the PepsiCo Group, insofar as such access or copies are reasonably required by PepsiCo.

          (d) Within 45 days after the Distribution Date, each of PepsiCo and TRICON shall provide the other with such indices or descriptions of Information as it may maintain relating to the other or the other's subsidiaries or affiliates. Information may be required under this Section 3, without limitation, for audit, accounting, claims, litigation and tax purposes, as well as for purposes of fulfilling disclosure and reporting obligations. In lieu of retaining any specific Information, either Party may, in writing, offer to deliver such Information to the other Party. If such offer is not accepted within 90 days, the Information so offered shall be retained or destroyed in accordance with PepsiCo's Record Retention Policy. If such offer is accepted, the Party accepting delivery shall pay the reasonable out-of-pocket costs of the delivery. Each Party shall maintain the Information in accordance with the manner it treats similar material relating to its ongoing business.

          (e) At all times from and after the Distribution Date, each Party will use its reasonable best efforts to make available to the other, upon written request, its officers, directors, employees and agents as witnesses to the extent that the same may reasonably be required in connection with any legal, administrative or other proceedings in which the requesting Party may from time to time be involved.

          (f) Except as otherwise specifically provided for herein, a Party providing Information, Transitional Services or witnesses to the other hereunder shall be entitled to receive from the recipient, upon the presentation of appropriate invoices therefor, payments for such amounts relating to supplies, disbursements, and such other costs and out-of-pocket expenses as are provided for on Schedule A hereto, or which may be reasonably incurred in providing such Information, Transitional Services or witnesses. Invoices shall be due and payable within thirty (30) days of receipt. Interest shall accrue on any unpaid amount at the rate of eight percent (8%) per annum.

          (g) PepsiCo shall arrange for the transportation of existing corporate records in its possession relating exclusively to the Restaurant Businesses, including original corporate minute books, stock ledgers and certificates, and corporate seals of each corporation included in the group of which TRICON is the parent corporation, and all active agreements, deeds to real property, active litigation files and filings with foreign governments, if any, to TRICON's address set forth in Section 23 hereof. PepsiCo shall provide TRICON with lists of trademarks, patents and copyrights of TRICON and its subsidiaries.

     Section 4. Confidentiality. Each member of the PepsiCo Group and the TRICON Group shall hold, and cause each of their respective officers, employees, agents, consultants and advisors to hold, in strict confidence, all non-public Information concerning the other Party furnished it by such other Party or its representatives pursuant to this Agreement, unless compelled to disclose such Information by judicial or administrative process or, in the opinion of counsel, by other requirements of law (in which case such Party shall promptly notify the other Party so that the other Party may seek a protective or other appropriate remedy); and each Party shall not release or disclose such Information to any other person, except its auditors, attorneys, financial advisors, bankers and other consultants and advisors who shall be bound by the provisions of this Section 4. Each Party shall be deemed to have satisfied its obligations hereunder with respect to confidential Information supplied by the other Party if it exercises the same care as it does with respect to preserving the confidentiality of its own similar information.

     Section 5. Indemnification. (a) Effective on the Distribution Date, TRICON agrees to indemnify and hold harmless each member of the PepsiCo Group and each of their respective officers, directors, employees and agents from and against any and all losses, liabilities, claims, suits, damages, costs and expenses (including, without limitation, reasonable attorneys' fees and any and all expenses reasonably incurred in investigating, preparing or defending against any pending or seriously threatened litigation or claim) (collectively, "Losses") arising out of or related in any manner to any item set forth on Schedule B hereto. Similarly, effective on the Distribution Date, except as otherwise provided in the attachments hereto, PepsiCo agrees to indemnify and hold harmless each member of the TRICON Group and each of their respective officers, directors, employees and agents from and against any and all Losses arising out of or related in any manner to any item set forth on Schedule C hereto.

          (b) If any action is brought or any claim is made against a Party or person in respect of which indemnity may be sought pursuant to subsection 5(a) above (the "Indemnitee"), the Indemnitee shall, within ten days after the receipt of information indicating that an action or claim is likely, notify in writing the Party from whom indemnification is sought (the "Indemnitor") of the institution of the action or the making of the claim, and the Indemnitor shall have the right, and at the request of the Indemnitee, shall have the obligation, to assume the defense of the action or claim, including the employment of counsel. If the Indemnitor assumes the defense of the action or claim, the Indemnitor shall be entitled to settle the action or claim on behalf of the Indemnitee without the prior written consent of the Indemnitee unless such settlement would materially affect the ongoing business or employment of the Indemnitee.

          (c) The Indemnitee shall have the right to employ its own counsel, but the fees and expenses of that counsel shall be the responsibility of the Indemnitee unless (i) the employment of that counsel shall have been authorized in writing by the Indemnitor in connection with the defense of the action or claim; (ii) the Indemnitor shall not have employed counsel to have charge of the defense of such action or claim; or (iii) such Indemnitee shall have reasonably concluded that there may be defenses available to it which are different from or additional to those available to the Indemnitor (in which case the Indemnitor shall not have the right to direct any different defense of the action or claim on behalf of the Indemnitee). The Indemnitee shall, in any event, be kept fully informed of the defense of any such action or claim. Except as expressly provided above, in the event that the Indemnitor shall not previously have assumed the defense of an action or claim, at such time as the Indemnitor does assume the defense of the action or claim, the Indemnitor shall not thereafter be liable to any Indemnitee for legal or other expenses subsequently incurred by the Indemnitee in investigating, preparing or defending against such action or claim.

          (d) Anything in this Section 5 to the contrary notwithstanding, the Indemnitor shall not be liable for any settlement of any claim or action effected without its written consent; provided, however, that if after due notice the Indemnitor refuses to defend a claim or action, the Indemnitee shall have the right to defend and/or settle such claim or action, and the indemnitee shall not be precluded from making a claim against the Indemnitor for reasonable expenses and liabilities resulting from such defense and/or settlement in accordance with this Section 5.

          (e) Notwithstanding the foregoing provisions of this Section 5, there may be particular actions or claims which reasonably could result in both Parties being liable to the other under the indemnification provisions of this Agreement. In such events, the Parties shall endeavor, acting reasonably and in good faith, to agree upon a manner of conducting the defense and settlement of the action or claim with a view to minimizing the legal expenses and associated costs that might otherwise be incurred by the Parties, such as, by way of illustration only, agreeing to use the same legal counsel

          (f) The indemnification provisions of this Section 5 shall not inure to the benefit of any third party By way of illustration only, an insurer who would otherwise be obligated to pay any claim shall not be relieved of the responsibility with respect thereto, or, solely by Virtue of the indemnification provisions hereof, have any subrogation rights with respect thereto, it being expressly understood and agreed that no insurer or any other third party shall be entitled to a "windfall" (i.e., a benefit they would not be entitled to receive in the absence of the indemnification provisions) by virtue of these indemnification provisions.

     Section 6. Taxes. PepsiCo and TRICON have entered into a Tax Separation Agreement, substantially in the form attached hereto as Attachment 1 (as amended, supplemented or otherwise modified, the "Tax Agreement"), regarding their respective rights and obligations with respect to taxes of the TRICON Group for all periods through the Distribution Date and certain other tax-related matters. In the event of a conflict between the terms of the Tax Agreement and the terms of this Agreement, the terms of the Tax Agreement shall govern.

     Section 7. Employee Benefits. PepsiCo and TRICON have entered into an Employee Programs Agreement, substantially in the form attached hereto as Attachment 2 (as amended, supplemented or otherwise modified, the "Employee Programs Agreement"), which allocates assets, liabilities and responsibilities between them with respect to certain employee compensation and benefit plans and programs and certain other related matters. In the event of a conflict between the Employee Programs Agreement and the terms of this Agreement, the terms of the Employee Programs Agreement shall govern.

     Section 8. Telecommunications, Software and Computing Services. PepsiCo and TRICON will enter into a Telecommunications, Software and Computing Services Agreement, substantially in the form attached hereto as Attachment 3 (as amended, supplemented or otherwise modified, the "T,S&C Agreement"), setting forth the arrangements between the Parties with respect to internal software, third party agreements, telecommunications services and computing services. In the event of a conflict between the T,S&C Agreement and the terms of this Agreement, the terms of the T,S&C Agreement shall govern.

     Section 9. Transfer of Entities, Operations, Assets and Liabilities. (a) Except as set forth on Schedule D hereto, prior to the Distribution Date? PepsiCo and TRICON shall use reasonable efforts to cause the entities, operations, assets and corresponding liabilities of the Restaurant Businesses to be included as part of the TRICON Group. Both Parties agree to take such action as may be necessary or appropriate, prior to the Distribution Date, to cause all such restaurant-related assets and liabilities (including, without limitation, all agreements relating thereto), except as provided on Schedule D hereto, to be properly conveyed or assigned to TRICON or the appropriate subsidiary or affiliate of TRICON. Except as otherwise provided in this Agreement (including, without limitation, the Schedules and Attachments hereto), PepsiCo shall bear the reasonable costs of such conveyances.

          (b) Except as expressly provided herein, TRICON agrees to assume and pay all contracts, obligations and liabilities of each member of the PepsiCo Group associated in any way with the Restaurant Businesses and/or the Casual Dining Businesses (as such term is hereinafter defined), whether accrued, absolute, contingent or otherwise, and whether due or to become due, including, without limitation, all obligations of any member of the PepsiCo Group acting as a guarantor of obligations associated in any way with any of the Restaurant Businesses and/or the Casual Dining Businesses, and all obligations under leases and other executory contracts and liabilities, whether arising as a result of the transactions contemplated hereby, existing on the date hereof, or based on facts or actions arising on or prior to the Distribution Date, whether or not such obligations shall have been disclosed herein, and whether or not reflected on the opening balance sheet of the TRICON Group prepared pursuant to Section 13 hereof (the "Opening Balance Sheet "). For purposes of this Agreement, the term "Casual Dining Businesses" shall mean California Pizza Kitchen, Chevy's Mexican Restaurants, Chimayo Grill, D'Angelo Sandwich Shops, East Side Mario's and Hot 'n Now.

          (c) In the event that the transfer of all such assets and liabilities is not accomplished by the Distribution Date, the Parties agree that TRICON shall have de facto control and equitable ownership of the entities, operations and assets, and de facto responsibility for the obligations and liabilities, intended to be transferred to the TRICON Group; provided, however, that if any uncompleted steps financially affect either PepsiCo or TRICON, the Parties agree to use their respective best efforts to equitably resolve any such financial impact

          (d) This Section 9 shall not inure to the benefit of any third party.

     Section 10. Letters of Credit, Guarantees and Contingent Liabilities. (a) TRICON shall use its best efforts to cause the beneficiaries of all of the PepsiCo Group's letters of credit, guarantees and other contingent liabilities relating to any of the Restaurant Businesses or the Casual Dining Businesses (including, without limitation, commercial letters of credit, financing guarantees, performance guarantees, lease guarantees, comfort letters, insurance and workers' compensation liabilities, and the letters of credit, guarantees and other contingent liabilities identified on Schedule E hereto) (collectively, the "Restaurant Contingent Liabilities") which will not have expired on or prior to the Distribution Date, to release and terminate all such Restaurant Contingent Liabilities on or prior to the Distribution Date and, where necessary or appropriate, to accept substitute letters of credit, guarantees or contingent liabilities issued for the account of TRICON or to post sufficient cash collateral on behalf of TRICON. TRICON hereby agrees to provide to PepsiCo, prior to the Distribution Date, a schedule (the "PHI Contingent Liability Schedule") listing all of Pizza Hut, Inc. 's letters of credit, guarantees and other contingent liabilities relating to any of the Restaurant Businesses or the Casual Dining Businesses which have not been released, terminated or replaced with a Qualified Letter of Credit (as such term is hereinafter defined). The PHI Contingent Liability Schedule shall supplement, and be incorporated by reference into, Schedule E hereto. From and after the Distribution Date, TRICON will pay a fee based upon the maximum exposure related to any Restaurant Contingent
Liabilities which were not released, terminated or replaced prior to the Distribution Date. Such fee will be structured as follows: (i) for the first year following the Distribution Date, the fee will be consistent with the pricing of TRICON's senior credit facility as in effect from time to time and will be expressed as a percentage of the value of the underlying exposure, and
(ii) thereafter, the fee will be equal to the current market value, as determined by The Chase Manhattan Bank, for replacing all such Restaurant Contingent Liabilities that have not yet been released, terminated or replaced by a Qualified Letter of Credit. Such fee shall be payable monthly in advance until such time as each such Restaurant Contingent Liability has been released, terminated or replaced by a Qualified Letter of Credit. Notwithstanding the foregoing, TRICON shall at all times indemnify and hold harmless each member of the PepsiCo Group from and against all losses, liabilities and obligations incurred with respect to such Restaurant Contingent Liabilities. Without limiting the foregoing, TRICON shall, upon demand, reimburse PepsiCo within ten days for any amounts actually paid by any member of the PepsiCo Group with respect to any such Restaurant Contingent Liabilities.

          (b) For purposes of this Agreement, the term "Qualified Letter of Credit" shall mean an irrevocable, transferable letter of credit issued to PepsiCo or its relevant subsidiary or affiliate by a bank that is an A Credit (as such term is hereinafter defined), substantially in the form attached as Schedule F hereto, with a term extending to the last possible expiration date of the Restaurant Contingent Liabilities covered thereby and with a maximum drawing amount that shall equal the full amount of all remaining obligations and foreseeable claims under the Restaurant
     Contingent Liabilities covered thereby (assuming the exercise of all extension options with respect to the underlying obligations). In the event of any change in the law regarding letters of credit generally that affects the language in a Qualified Letter of Credit, TRICON shall, at the request of PepsiCo, provide a new Qualified Letter of Credit containing modifying language as approved by PepsiCo. The language contained in the form of letter of credit attached as Schedule F hereto shall be deemed to be approved by, PepsiCo. For purposes of this Agreement, the term "A Credit" shall mean a corporation or banking association whose long-term debt obligations are rated A+ or A1 or better by Standard & Poor's or by Moody's, respectively, or their successors in interest that are "nationally recognized statistical rating organizations."

          (c) TRICON agrees that no member of the TRICON Group shall modify, amend or extend (including, without limitation, pursuant to any existing option to extend) any of the leases for property of the TRICON Group which have been guaranteed by a member of the PepsiCo Group (including, without limitation, the leases identified on Schedule G hereto) (collectively, the "Leases") so as to increase or in any way enlarge the duration of any of the obligations or liabilities of any member of the PepsiCo Group pursuant to those guarantees without first obtaining the prior written approval of PepsiCo, which approval may be withheld by PepsiCo in its sole discretion. TRICON hereby agrees to provide to PepsiCo, prior to the Distribution Date, a schedule (the "PHI Lease Schedule") listing each lease for property of the TRICON Group which has been guaranteed by Pizza Hut, Inc. The PHI Lease Schedule shall supplement, and be incorporated by reference into, Schedule G hereto. TRICON further agrees that no member of the TRICON Group shall default under or breach any of the Leases so as to cause or give rise to any claims, actions, suits or proceedings against any member of the PepsiCo Group arising out of such guarantees, and hereby agrees to indemnify and hold harmless each member of the PepsiCo Group from and against all such liabilities, costs and expenses (including, without limitation, reasonable attorneys' fees and any and all expenses reasonably incurred in investigating, preparing or defending against any pending or seriously threatened litigation or claim) associated therewith in accordance with
     Section 5 hereof. TRICON shall immediately notify PepsiCo, in writing, of any allegation or claim asserted by any person or entity which might give rise to any liability or obligation of any member of the PepsiCo Group under any such guarantee.

     Section 11. Insurance. (a) All policies of liability, fire, workers' compensation and other forms of insurance maintained by the PepsiCo Group insuring the products, properties, assets and/or operations of the TRICON Group shall continue in full force and effect up to and through the Distribution Date, and except as set forth on Schedule H hereto, shall be terminated effective 11:59:59 p.m. on the Distribution Date. Any refunds of prepaid premiums with respect to such terminated insurance shall be for PepsiCo's account. PepsiCo shall be responsible for obtaining such initial insurance coverage for TRICON from and after the Distribution Date in such amounts as are agreed upon by the Parties. TRICON shall be liable for payment of all premiums with respect to such initial insurance coverage and all subsequent coverage which TRICON thereafter elects to obtain. For purposes of this Section, insurance coverage does not include any insurance for plans described in the Employee Programs Agreement, but does include ERISA fidelity bonds and/or fiduciary insurance.

          (b) With respect to any insurance programs relating to the TRICON Group (including, without limitation, any casualty insurance programs such as public and products liability insurance, insured or self-insured workers' compensation insurance and automobile liability insurance), TRICON shall be liable for payment of all claims arising out of incidents, known or unknown, reported or unreported, which occur prior to, on or after the Distribution Date. Any reserves under these insurance programs relating to the TRICON Group for periods ending prior to, on or after the Distribution Date shall be for the account of TRICON. Such reserves shall be included as liabilities of TRICON, and any charge or credit to the reserves shall be for TRICON's account.

     Section 12 Banking and Other Arrangements. The responsibility for bank accounts used exclusively by the TRICON Group shall be transferred from PepsiCo to TRICON on or prior to the Distribution Date. Normal procedures will be followed for receipts and disbursements funding prior to the Distribution Date as set forth on Schedule I hereto.

     Section 13. Procedures for Closing and Delivery of Books and Balance Sheet and Payment of Certain Amounts to PepsiCo. Financial statements of TRICON as of the Distribution Date, which shall be summaries of the combined accounting ledgers of the TRICON Group as of the close of the tenth accounting period of the 1997 fiscal year, and which shall include an Opening Balance Sheet, shall be prepared by PepsiCo within 45 days after the Distribution Date and reviewed and agreed to by TRICON within 15 days after such financial statements are prepared. Each Party shall bear its own expenses in connection with the preparation and review of such financial statements. PepsiCo and TRICON agree that the principles for determining the Opening Balance Sheet are as follows:

          (a) Total Assets shall be determined through the normal reporting process using U.S. generally accepted accounting principles ("GAAP") as applied on a basis substantially consistent with the basis used in the preparation of the financial statements of TRICON presented in the Form 10 and standard PepsiCo definitions and accounting practice, consistently applied.

          (b) Non-Interest Bearing Liabilities shall be determined through the normal reporting process using GAAP as applied on a basis substantially consistent with the basis used in the preparation of the financial statements of TRICON presented in the Form 10 and standard PepsiCo definitions and accounting practice, consistently applied. Accrued tax liabilities shall be treated in accordance with the provisions of the Tax Agreement.

          (c) Net Assets is the sum of total assets less non-interest bearing liabilities. Net Assets shall be determined in accordance with the following capitalization procedure:

               (i) Short and  Long-Term  Debt shall be  determined  through  the normal reporting process using GAAP as applied on a basis substantially consistent with the basis used in the preparation of the financial statements of TRICON presented in the Form 10 and standard PepsiCo definitions and accounting practice, consistently applied. The Opening Balance Sheet will reflect at least $4.5 billion of debt obligations to be incurred by TRICON on or prior to the Distribution Date; and $4.5 billion of the proceeds of such debt obligations will be transferred to PepsiCo on or prior to the Distribution Date as repayment of certain amounts due to PepsiCo from the TRICON Group and a dividend.

               (ii) Stockholders' Equity of TRICON will equal the difference between the total Net Assets less the Short and Long-Term Debt on TRICON's Opening Balance Sheet as of the Distribution Date.

               Any amounts due PepsiCo by the TRICON Group related to intercompany accounts (other than those accounts which are defined as intercompany trade receivables and payables in accordance with PepsiCo financial policies) or other promissory notes in excess of the amount set forth in (i) immediately above, which will cover repayment of certain amounts due to PepsiCo from the TRICON Group, will be capitalized by PepsiCo.

     Section 14. Operation Until Closing. TRICON agrees, on behalf of itself and each member of the TRICON Group, that through the Distribution Date the Restaurant Businesses shall be operated in the ordinary course of business, consistent with past practice.

     Section 15. De-Identification. As soon as practicable after the Distribution Date, and in no event later than 120 days after such Date, TRICON shall eliminate all exterior and interior signage and other identification in its possession or control, and cease using any letterhead, which identifies TRICON or any other entity within the TRICON Group as a subsidiary or affiliate of PepsiCo.

     Section 16. Parties. As used in this Agreement, the term "Parties" shall include the PepsiCo Group and its successors, and the TRICON Group and its successors. Each of PepsiCo and TRICON agrees that it shall cause each of its subsidiaries and affiliates to comply fully with the terms of this Agreement.

     Section 17. Expenses. Except as set forth on Schedule J hereto or as otherwise provided in this Agreement (including, without limitation, the
Schedules and Attachments hereto), all expenses in connection with the Distribution shall be borne by PepsiCo and all expenses in connection with the ongoing operations and/or businesses of the TRICON Group shall be borne by TRICON.

     Section 18. Tax Gross-Up. If any amount paid by any member of the PepsiCo Group or the TRICON Group, as the case may be, pursuant to this Agreement results in any increased Tax liability or reduction of any Tax Asset of the TRICON Group or the PepsiCo Group, respectively, then PepsiCo or TRICON, as appropriate, shall indemnify the other Party and hold it harmless from and against any interest or penalty attributable to such increased Tax liability or the reduction of such Tax Asset and shall pay to the other Party, in addition to amounts otherwise owed, the After-Tax Amount. Capitalized terms used in this
Section 18 but not otherwise defined in this Agreement shall have the meanings assigned to such terms in the Tax Agreement.

     Section 19. Survival. All of the provisions of this Agreement shall survive the Distribution Date.

     Section 20. Other Provisions. This Agreement shall be governed by and construed in accordance with the laws of the State of North Carolina, may not be assigned by either Party without the written consent of the other, and shall bind and inure to the benefit of the Parties hereto and their respective successors and permitted assignees. This Agreement may not be amended, supplemented or otherwise modified except by an agreement in writing signed by PepsiCo and TRICON. This Agreement may be executed in counterparts, each of which shall be deemed to be an original and all of which together shall constitute one and the same instrument.

     Section 21. Arbitration. (a) Except as otherwise provided in the attachments hereto, any controversy or claim arising out of or relating to this Agreement, or the breach hereof, shall be settled by arbitration in accordance with the then prevailing Commercial Arbitration Rules of the American Arbitration Association (the "AAA") as such rules may be modified herein.

          (b) An award rendered in connection with an arbitration pursuant to this Section shall be final and binding and judgment upon such an award may be entered and enforced in any court of competent jurisdiction.

          (c) The forum for arbitration under this Section shall be agreed upon by the Parties, or, failing such agreement, shall be New York, New York.

          (d) Arbitration shall be conducted by a single arbitrator selected jointly by PepsiCo and TRICON. If within 30 days after a demand for arbitration is made, PepsiCo and TRICON are unable to agree on a single arbitrator, three arbitrators shall be appointed. Within 30 days after such inability to agree, PepsiCo and TRICON shall each select one arbitrator and those two arbitrators shall then select a third arbitrator unaffiliated with either Party. In connection with the selection of the third arbitrator, consideration shall be given to familiarity with corporate divestiture transactions and experience in dispute resolution between parties, as a judge or otherwise. If the arbitrators selected by PepsiCo and TRICON cannot agree on the third arbitrator within such 30 day period, they shall promptly thereafter discuss the qualifications of such third arbitrator with the AAA prior to selection of such arbitrator, which selection shall be in accordance with the Commercial Arbitration Rules of the AAA.

          (e) If an arbitrator cannot continue to serve, a successor to an arbitrator selected by PepsiCo or TRICON, as the case may be, also shall be selected by the same Party, and a successor to the neutral arbitrator shall be selected as specified in subsection (d) of this Section. A full rehearing will be held only if the neutral arbitrator is unable to continue to serve or if the remaining arbitrators unanimously agree that such a rehearing is appropriate.

          (f) The arbitrator or arbitrators shall be guided, but not bound, by the Federal Rules of Evidence and by the procedural rules, including discovery provisions, of the Federal Rules of Civil Procedure. Any discovery shall be limited to information directly relevant to the controversy or claim in arbitration.

     Section 22. Limitation on Subsequent Activities. PepsiCo agrees, without any separately bargained for consideration, but rather as an integral part of the transfer of the Restaurant Businesses to the TRICON Group and the Distribution provided for in this Agreement, that it shall not directly, through a subsidiary or affiliate, or otherwise, through October l, 2000, open anywhere in the United States or Canada a restaurant substantially identical to the restaurant concepts operated by the TRICON Group at the opening of business on the day following the Distribution Date. PepsiCo acknowledges that the remedy at law for any breach of the foregoing covenant would be inadequate and in the event of any such breach TRICON shall be entitled to injunctive relief.

     Section 23. Notices. Any notice, demand, claim or other communication under this Agreement shall be in writing and shall be deemed to have been given (i) upon the delivery thereof if delivered personally (including, without limitation, by courier), (ii) three days after being sent by certified mail, return receipt requested, postage prepaid, or (iii) upon receipt of confirmation of a telecopy transmission, in each case to the Parties at the following addresses (or at such other address as a Party may specify by notice to the other):

If to PepsiCo:

                         PepsiCo, Inc.
                         700 Anderson Hill Road
                         Purchase, NY 10577-1444
                         Telecopy No.: (914) 253-3123
                         Attention: General Counsel

If to TRICON:

                         TRICON Global Restaurants, Inc.
                         1441 Gardiner Lane
                         Louisville, KY 40213
                         Telecopy No.: (502) 456-8300
                         Attention: General Counsel

     IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be duly executed as of the date and year first above written.

                                        PepsiCo, Inc.


                                        By    /s/  Karl M. von der Heyden
                                             -----------------------------------
                                             Karl M. von der Heyden
                                             Chief Financial Officer


                                        TRICON Global Restaurants, Inc.


                                        By    /s/  Andrall E. Pearson
                                             -----------------------------------
                                             Andrall E. Pearson
                                             Chairman of the Board

                       INDEX TO SCHEDULES AND ATTACHMENTS




SCHEDULES

Schedule A  -  Transitional Services
Schedule B  -  TRICON Indemnification Obligations
Schedule C  -  PepsiCo Indemnification Obligations
Schedule D  -  Restaurant Entities,  Operations,  Assets and Liabilities not
               being Transferred to the TRICON Group
Schedule E  -  Letters of Credit, Guarantees and Other Contingent Liabilities
               Issued by the PepsiCo Group
Schedule F  -  Form of Qualified Letter of Credit
Schedule G  -  Restaurant  Leases which have been  Guaranteed by the PepsiCo
               Group
Schedule H  -  Restaurant Insurance which will not be Terminated as of the
               Distribution Date
Schedule I  -  Restaurant Funding Structure Prior to the Distribution Date
Schedule J  -  Expenses


ATTACHMENTS

Attachment 1  -  Tax Separation Agreement
Attachment 2  -  Employee Programs Agreement
Attachment 3  -  Telecommunications, Software and Computing Services Agreement

                                                                                             SCHEDULE A


                                             TRANSITIONAL SERVICES

                                                                 Expected
Department                                                       Date Service        Cost Estimate or
Providing Service         Services Provided to TRICON            Will Terminate      Billing Procedure
-------------------------------------------------------------------------------------------------------------
Treasury - Global         Cash Desk and Operations training       10/31/97           T&E Expenses will be
Cash Management           for all software packages and daily                        charged to TRICON
and Operations            transactional activity
-------------------------------------------------------------------------------------------------------------
                          Guarantee Tracking                      10/31/97           N/A
-------------------------------------------------------------------------------------------------------------


                                                                      SCHEDULE B


                       TRICON INDEMNIFICATION OBLIGATIONS


     Items with respect to which TRICON will indemnify the PepsiCo Group in accordance with Section 5 of this Separation Agreement:

     (1) All Losses arising out of or related in any manner to any of the Restaurant Businesses, as such businesses have been conducted in the past, are currently conducted or may in the future be conducted, whether or not such Losses are asserted prior to the Distribution Date and whether or not such Losses are based upon PepsiCo or any of its subsidiaries or affiliates being a direct party to a transaction or agreement.

     (2) All Losses arising out of or related in any manner to any of the Casual Dining Businesses and/or any other restaurant business in which PepsiCo or any of its subsidiaries or affiliates has been involved, as such businesses were conducted by any member of the PepsiCo Group or the TRICON Group, whether or not such Losses are asserted prior to the Distribution Date and whether or not such Losses are based upon PepsiCo or any of its subsidiaries or affiliates being a direct party to a transaction or agreement.

     (3) All Losses arising out of or related in any manner to any letters of credit, guarantees or contingent liabilities relating to (i) any of the Restaurant Businesses, the Casual Dining Businesses and/or any other restaurant business in which PepsiCo or any of its subsidiaries or affiliates has been involved, or (ii) any obligations of any member of the TRICON Group (including, without limitation, commercial letters of credit, financing guarantees, performance guarantees, lease guarantees, comfort letters, and insurance and workers' compensation liabilities), whether or not such Losses are asserted prior to the Distribution Date.

     (4) All Losses arising out of or related in any manner to (i) the Borrower Receivable Purchase and Sale Agreement, dated as of December 13, 1995, among Taco Bell Corp., as Seller, Corporate Asset Funding Company, Inc., as Investor, and Citicorp North America, Inc., as Investor Agent, or (ii) the Parent Undertaking Agreement, dated as of December 13, 1995, related thereto.

     (5) All Losses arising out of or related in any manner to (i) the Commitment Letter, dated August 26, 1997 (the "Commitment Letter"), among TRICON, PepsiCo, The Chase Manhattan Bank, Chase Securities Inc., Citibank, N.A., Citicorp Securities, Inc., Morgan Guaranty Trust Company of New York, J.P. Morgan Securities, Inc., NationsBank, N.A., and NationsBanc Capital Markets, Inc., (ii) the Summary of Terms and Conditions referred to therein (the "Term Sheet"), and/or (iii) any of the credit facilities referred to in the Commitment Letter and/or the Term Sheet.

                                                                      SCHEDULE C


                       PEPSICO INDEMNIFICATION OBLIGATIONS


     Items with respect to which PepsiCo will indemnify the TRICON Group in accordance with Section 5 of this Separation Agreement:

     (1) All Losses arising out of or related in any manner to either of the Pepsi-Cola or Frito-Lay businesses, as such businesses have been conducted in the past, are currently conducted or may in the future be conducted, whether or not such Losses are asserted prior to the Distribution Date.

     (2) All Losses arising out of or related in any manner to any contingent liabilities relating to (i) either of the Pepsi-Cola or Frito-Lay businesses, or
(ii) any obligations of any member of the PepsiCo Group, whether or not such Losses are asserted prior to the Distribution Date.

                                                                      SCHEDULE D



             RESTAURANT ENTITIES, OPERATIONS, ASSETS AND LIABILITIES
                    NOT BEING TRANSFERRED TO THE TRICON GROUP



Entities
--------

Pizza Hut, Inc., a Delaware corporation
Bell Taco Funding Syndicate, an Australian partnership (financing vehicle) PFS de Mexico S.A. de C.V., a corporation organized under the laws of Mexico Kentucky Fried Chicken Nederland, B.V., a corporation organized under the laws of the Netherlands
PepsiCo do Brasil Ltda.
United Food Companies Restaurants S. A.
Mapumar
Entities not solely in the restaurant business


Operations
----------

None


Assets
------

None


Liabilities
-----------

None


                                                                                                                          SCHEDULE E
                                                              LETTERS OF CREDIT, GUARANTEES AND OTHER
                                                      CONTINGENT LIABILITIES ISSUED BY THE PEPSICO,INC. GROUP1
L/C, Guarantee
or Contingent                                       Issue       Expiry
Liability No.    Obligor          Beneficiary       Date        Date       Amount               Description
-------------    -------          -----------       ----        ----       ------               -----------
G 95-l ST        PepsiCo, Inc.    A.J.N./S.D.K.     1/25/90     3/31/15    12,178,460.00 USD    On behalf of PHI: Guarantee to cover
                                  Realty                                                        lease obligation entered into as a
                                                                                                result of acquiring Pizza Hut of
                                                                                                Cincinnati.
G 94-1 ST        PepsiCo, Inc.    A.J.N./S.D K.     1/25/90     3/31/15    2,335,951.00 USD     On behalf of PHI: Guarantee to cover
                                  Realty                                                        lease obligation entered into as a
                                                                                                result of acquiring Pizza Hut of
                                                                                                Cincinnati.
G 570-1 NST      PepsiCo, Inc.    Alan and          12/20/82                                    On behalf of TBC: Guarantee of
                                  Herman Rubin                                                  performance.
G 96-1 ST        PepsiCo, Inc.    Anthony J.        1/25/90     3/31/15    1,616,857.00 USD     On behalf of PHI: Guarantee to cover
                                  Nikert and                                                    lease obligation entered into as a
                                  Joan A. Nickert                                               result of acquiring Pizza Hut of
                                                                                                Cincinnati.
G 203-1 NST      PepsiCo, Inc.    Anthony J.        2/1/92      3/25/05                         On behalf of PHI:  Guarantee of put
                                  Nickert and                                                   option given to property owners of
                                  Joan A. Nickert                                               leased facilities as part of
                                                                                                settlement agreement between Pizza
                                                                                                Hut, Inc. and the Nickert group.










1Pizza Hut, Inc. obligations will be included on a supplement to this schedule.
                                      16


L/C, Guarantee
or Contingent                                      Issue      Expiry
Liability No.    Obligor          Beneficiary      Date       Date       Amount              Description
-------------    -------          -----------      ----       ----       ------              -----------
CL 1712-1        Pizza Hut, Inc.  Banco Popular    12/18/96              8,500,000.00 USD    Comfort letter in connection with Banco
                                  de Puerto Rico                                             Popular's financing of Horizon Foods of
                                                                                             the Adirondacks, LLC (franchisee). In
                                                                                             case of default Pizza Hut will not
                                                                                             unreasonably withhold its consent to an
                                                                                             interim substitute franchisee and will
                                                                                             provide reasonable management
                                                                                             assistance to such approved person.
G 1732-4         PepsiCo, Inc.    Banco Safra,      6/23/97    6/23/99   1,700,000.00 USD    On behalf of PRI:  To cover bank
                                   S.A.                                                      guarantees or surety bond issued in
                                                                                             connection with federal tax lawsuits
                                                                                             against UFC.
G 1117-7         PepsiCo, Inc.    Bank of          10/17/96   10/17/97   5,000,000.00 USD    On behalf of KFC:  Renewal for
                                  America NT &                                               general working capital and to support
                                  SA                                                         trade finance facilities
G 1784-1         PepsiCo, Inc.    Bank of Boston    7/25/97   10/4/97    500,000.00 USD      On behalf of PRI:  Temporary
                                                                                             Guarantee for Brazil Restaurant
                                                                                             NewCo.  Must be replaced with Tricon
                                                                                             Guarantee.
G 1790-1         PepsiCo, Inc.    Bank of Boston    8/1/97     8/1/98    500,000.00 USD      On behalf of PRI:  Brazil overdraft for
                                                                                             cash collections/ disbursement account
CL 1198-1        Pizza Hut, Inc.  Branch Bank &     5/9/94                                   Pizza Hut agrees to the following
                                  Trust                                                      conditions for loans given by Branch
                                                                                             Bank & Trust to franchisee Charles
                                                                                             Scott. (A) Pizza Hut will supply copies
                                                                                             of all notices of delinquency, default,
                                                                                             or termination of Franchise Agreements
                                                                                             (B) Pizza Hut will permit the bank to
                                                                                             cure any monetary defaults under the
                                                                                             Franchise Agreement (C) If franchisee
                                                                                             defaults, Pizza Hut allows the
                                                                                             continued operation of the store with
                                                                                             Pizza Hut's approval and Pizza Hut
                                                                                             will provide reasonable management


                                                                                             assistance (D) If default occurs, Pizza
                                                                                             Hut will not unreasonably withhold
                                                                                             approval for a franchisee of candidates
                                                                                             proposed by the bank.
G 1379-1      PepsiCo, Inc.      Brian J.          1/1/95     1/1/05     5,000,000.00 USD    On behalf of PHI:  Guarantee on behalf
                                 McLaughlin                                                  of Delops, Inc. a wholly-owned
                                                                                             subsidiary of Pizza Hut, Inc.,
                                                                                             supporting a non-negotiable promissory
                                                                                             note dated Feb. 3, 1994. The note is
                                                                                             between Delfran, Inc. and McLaughlin.
                                                                                             NPV buy-out of previous employment
                                                                                             contract.
G 1543-1      PepsiCo, Inc.      CAFCO-           12/13/95               20,000,000.00 USD   On behalf of TBI:  Guarantee
                                 Citicorp                                                    established to guarantee a pool of
                                                                                             loans to Taco-Bell from various
                                                                                             franchisees. See folder for details
                                                                                             regarding liability and payment
                                                                                             schedule
G 520-5       PepsiCo, Inc.      Chase             2/17/97    2/17/98    7,000,000.00 USD    On behalf of TBI:  Backing for a
                                 Manhattan                                                   $1MM L/C facility for Taco Bell.
                                 Bank Delaware                                               L/C's to be issued to NY and New
                                                                                             England municipalities, typically
                                                                                             in amounts under $25M for construction
                                                                                             projects involving wated and/or waste
                                                                                             considerations.
G 1457-1      PepsiCo, Inc.      Citibank          9/14/95    9/14/98    25,000.00 USD       On behalf of PHI:  Guarantee to
                                                                                             customs for import duties on behalf of
                                                                                             Mr. Rafalat
G 1692-1      PepsiCo, Inc.      Citibank         11/25/96   12/31/97    40,000,000.00 BEF   On behalf of PRI:  Guarantee for
                                                                                             increased working capital needs
G 1788-1      PepsiCo, Inc.      Citibank          6/18/97    6/18/98    4,500,000.00 DEM    On behalf of PRI:   Credit line to
                                                                                             enable repayment of 1) Soc. Gen.
                                                                                             Overdraft and 2) Intercompany payables.
                                                                                             Original approval on memo signed by
                                                                                             PRT and KvdH.
G 1087-6      PepsiCo, Inc.      Citibank         12/31/96   12/31/97    5000,000.00 USD     On behalf of PRI: Renewal of credit
                                                                                             Line to be utilized for CAPEX needs
CL 1233-1     PepsiCo            Citibank          4/29/94                                   A letter of understanding between Pizza
              Restaurants                                                                    Hut, Inc., Taco Bell Corp. and




              International                                                                  Kentucky Fried Chicken International
                                                                                             Holding, Inc. ("PepsiCo, Inc. Group")
                                                                                             and Citicorp. The PepsiCo, Inc. Group
                                                                                             provides Citicorp the exclusive right
                                                                                             to develop a franchisee financing
                                                                                             program for PepsiCo, Inc. Group's
                                                                                             franchisees in Latin America (including
                                                                                             Mexico, the Caribbean Countries,
                                                                                             Central and South America). Citicorp
                                                                                             will offer to new and existing
                                                                                             franchisees of the PepsiCo, Inc. Group
                                                                                             secured term loans and leases for new
                                                                                             store development, image enhancements,
                                                                                             refinancing and takeout financing.
                                                                                             Responsibilities of the parties under
                                                                                             the financing program are included
                                                                                             in the letter of understanding.
G 1188-4      PepsiCo, Inc.      Citibank         11/29/96   11/29/97    3,000,000.00 TTD    On behalf of PRl: Overdraft facility to
                                                                                             accommodate timing of cash flows.
CL 652-1      Pizza Hut, Inc.    Citicorp          3/15/86                                   CIC will provide for the benefit of new
                                 Industrial                                                  and exising franchisees of Pizza Hut,
                                 Credit, Inc.                                                Inc., a financing facility for the
                                                                                             granting of secured loans covering
                                                                                             equipment and other personal property.
                                                                                             In the event of default by a
                                                                                             franchisee, Pizza Hut, Inc. will use
                                                                                             its  best efforts at its own expense to
                                                                                             assist CIC in locating other Pizza Hut,
                                                                                             Inc. franchisees capable of assuming
                                                                                             the CIC loan.
G 1530-1      PepsiCo, Inc.      Citicorp         12/20/95   12/20/98    3,000,000.00 USD    On behalf of TBC:  Loan for the sale of
                                 Leasing                                                     restaurants for franchise.
G 1791-1      PepsiCo, Inc.      Citicorp North    8/1/97     8/1/98     2,000,000.00 USD    On behalf of PRI:  Overdraft facility
                                 America                                                     established to bridge equity fundings.
G 586-1       PepsiCo, Inc.      Commonwealth      8/29/88                                   On behalf of TBC: Guarantee of
                                 of Virginia                                                 Performance
LC 888-1      PepsiCo, Inc.      Crestar Bank      9/29/92    9/29/98    124,488.00 USD
G 1482-2      PepsiCo, Inc.      Dredsner Bank,   10/18/96   10/17/97    1,000,000.00 DEM    On behalf of PHI:  Renewal of
                                 A.G.                                                        guarantee to support borrowings of

                                       19



                                                                                             Nudelmacher GmbH
G 1282-2      PepsiCo, Inc.      Dredsner Bank    10/21/96   10/21/97    7,500,000.00 DEM    On behalf of PRI:  Renewal of rent
                                                                                             guarantees
G 1264-4      PepsiCo, Inc.      Dredsner Bank    10/21/96   10/21/97    7,500,000.00        On behalf of PRI:  Renewal of credit
                                                                                             line for Pizza Hut GMHB & COKG
                                                                                             (legal change in entity name from Pizza
                                                                                             Hut GmbH & Co. KG to PepsiCo, Inc.
                                                                                             Restaurants International Ltd. & Co.
                                                                                             KG as of 1/2/96)
G 1265-4      PepsiCo, Inc.      Dredsner Bank    10/21/96   10/21/97    7,500,000.00 DEM    On behalf of PRI: Renewal of rent
                                                                                             guarantees
CL 1633-1     PepsiCo, Inc.      First Boston      5/17/96    5/17/99                        On behalf of PHI:   Midland Food
                                 Mortgage                                                    Services has applied to First Boston
                                 Capital Corp.                                               Mortgage Capital Corp. for loans or
                                                                                             lines of credit that will be secured
                                                                                             in part by a lien on some or all the
                                                                                             assets of the franchise.
CL 1594-1     PepsiCo, Inc.      First Boston       1/22/96   1/22/98                        On behalf of PHI:  Midland Food Service
                                 Mortgage                                                    has applied to First Boston Mortgage
                                 Capital Corp.                                               Capital Corp. for loans or lines of
                                                                                             credit that will be secured in part by
                                                                                             a lien on some or all the assets of the
                                                                                             franchisee.
G 1187-1      PepsiCo, Inc.      First National     9/6/94   10/30/99       700,000.00 USD   On behalf of PHI:  To finance 80% of
                                 Bank of                                                     the lower cost or appraised value of
                                 Commerce                                                    any new store locations of Borrower.
                                                                                             Appraisals to be ordered by Bank and
                                                                                             subject to Bank's review and approval.
G 401-1       PepsiCo, Inc.      First National     3/15/79   2/15/99                        On behalf of TBC:  Lease guarantee
                                 Realty &                                                    between First National Realty and
                                 Development                                                 Development Company and Taco Bell
                                 Company
G 161-1       PepsiCo, Inc.      Franchise          9/1/92                                   On behaIf of KFC:  This is Guarantee
                                 Finance Corp                                                of Performance with KFC and the State
                                 of America                                                  of Minnesota.
CL 653-1      Pizza Hut, Inc.    Franchise          4/12/88                                  Letter of understanding regarding
                                 Finance Corp                                                acquisition of land, building and
                                 of America                                                  equipment by Franchise Finance



                                                                                            Corporation for lease to PH franchisees.
                                                                                            Pizza Hut will cooperate in marketing
                                                                                            the financing programs to franchisees.
                                                                                            In the event of default by franchisee,
                                                                                            Pizza Hut will use best efforts to find
                                                                                            a replacement and has the option to run
                                                                                            the restaurant, but has no requirement
                                                                                            to invest.
CL 1544-1     Pizza Hut, Inc.    Franchise                                                  Tycorp Pizza Inc. and its affiliates
                                 Mortgage                                                   (collectively the franchisee) has
                                 Acceptance                                                 applied to franchise mortgage acceptance
                                                                                            company llc (the lender)for loans or
                                                                                            lines of credit (the loan) that will be
                                                                                            secured in part by a lien on some or
                                                                                            all of the assets of the franchisee.
                                                                                            Pizza Hut, Inc. (PHI) has entered to
                                                                                            a franchise agreement dated December 21,
                                                                                            1995 (the franchise agreement) with the
                                                                                            franchise for the operations of several
                                                                                            Pizza Hut restaurants in the
                                                                                            Charlottesville and Greensboro DMAs.
                                                                                            The Franchisee's grant of security
                                                                                            interests to the lender in assets other
                                                                                            than the franchise agreement and
                                                                                            related right licensed by PHI will not
                                                                                            constitute a default under the franchise
                                                                                            agreement that could be construed as
                                                                                            prohibiting those security interests.
CL 1593-1     Pizza Hut, Inc.    Franchise         12/21/95  12/21/97                       Tycorp Pizza Inc. and its affiliates
                                 Mortgage                                                   (collectively the franchisee) has
                                 Acceptance                                                 applied to Franchise Mortgage Acceptance
                                 Comp. LLC                                                  Company for loans or lines of credit
                                                                                            that will be secured in part by a lien
                                                                                            on some or all the assets of the
                                                                                            franchisee.
G 1176-1      PepsiCo, Inc.      Frank G.           2/21/92  12/31/99       841,662.00 USD  On behalf of PHI:  Promissory Note
                                 Lampo                                                      issued to seller in acquisition of Lampo
                                                                                            (franchisee in Texas), payments are for
                                                                                            deferred purchase price.




LC 1210-2     PepsiCo, Inc.      Fuji Bank          4/18/95   4/18/98       300,000.00             On behalf of TBC:  Requirements
                                 Limited                                                           in connection with Workers'
                                                                                                   Compensation.
LC 1748-1     PepsiCo, Inc.      Fuji Bank          1/1/95    1/1/98        30,562,800.00 USD      On behalf of PHI:  Established on
                                 Limited                                                           behalf of Risk Management for
                                                                                                   insurance purposes.
LC 1750-1     PepsiCo, Inc.      Fuji Bank          4/1/94    4/1/98        568,165.00 USD         On behalf of PHI: Established on
                                 Limited                                                           behalf of Risk Management for
                                                                                                   insurance purposes.
LC 1747-1     PepsiCo, Inc.      Fuji Bank          1/1/95    1/1/98        1,000,000.00 USD       On behalf of TBC:  Established on
                                 Limited                                                           behalf of Risk Management for
                                                                                                   insurance purposes
LC 1749-1     PepsiCo, Inc.      Fuji Bank          4/1/94    4/l/98        568,165.00 USD         On behalf of TBC:  Established on
                                                                                                   behalf of Risk Management for
                                                                                                   insurance purposes
LC 1098-1     PepsiCo, Inc.      Fuji Bank          1/1/95    1/1/98        38,000,000.00 USD      On behalf of PHI: Established on
                                                                                                   behalf of Risk Management for
                                                                                                   insurance purposes
G 1706-1      PepsiCo, Inc.      ING Bank           1/8/97    1/8/98        8,000,000.00 USD       On behalf of PHI:  Guarantee for
                                 Warsaw                                                            working capital and to repay high
                                                                                                   priced commercial paper
G 193-1       PepsiCo, Inc.      Jeffery White      8/7/91                  1,050,000.00 USD       On behalf of TBC: To enter into a
                                                                                                   non-competition Agreement with
                                                                                                   Jeffrey C. White, a shareholder.
G 1225-1      PepsiCo, Inc.      John S. Lampo      2/21/92  12/31/99       2,141,132.00 USD       On behalf of PHI: Support
                                                                                                   Promissory Note
G 1101-1      PepsiCo, Inc.      Larry O. Hahn      2/1/94    2/1/04        4,500,000.00 USD       On behalf of TBC:  Support
                                 and Valentine                                                     Promissory Note. Contact Mike
                                 Hahn                                                              Eberhard for accounting.
G 1174-1      PepsiCo, Inc.      Luke Raffino       2/21/92  12/31/99       1,891,367.00 USD       On behalf of PHI: Promissory Note
                                                                                                   issued to seller in connection
                                                                                                   with acquisition of Lampo
                                                                                                   (franchisee) units in Texas.
G 126-5       PepsiCo, Inc.      Midland Bank      12/6/96   12/6/97        3,750,000.00 GBP       On behalf of PHI:  Renewal of
                                 Plc                                                               guarantee to fund working capital
                                                                                                   of the PH JV. This is a Guarantee
                                                                                                   of  Performance between Taco Bell
                                                                                                   and a franchisee.

                                       22




G 1500-2     PepsiCo, Inc.      Midland Bank        11/6/96    11/6/97       1,500,000.00 GBP     On behalf of PRI:  Renewal of
                                Plc                                                               guarantee to support overdraft
                                                                                                  limit for PHI for participation
                                                                                                  in UK Cash Pool
G 1271-3     PepsiCo, Inc.      Midland Bank        11/28/96   11/28/97      2,000,000.00 GBP     On behalf of KFC: Renewal of
                                Plc                                                               corporate guarantee to support
                                                                                                  local overdraft facility
G 1368-1     PepsiCo, Inc.      NationsBank,         3/31/95    1/15/00      4,386,023.21 USD     On behalf of PHI: 2 part loan.
                                National                                                          Loan A is to satisfy existing
                                Association                                                       indebtedness of borrower to
                                (Carolinas)                                                       SouthTrust Bank of Georgia approx
                                                                                                  $4,384,875.78. Loan B is to
                                                                                                  satisfy existing indebtedness to
                                                                                                  Pizza Hut Text and backup of
                                                                                                  Guaranty on file
G 85- I      PepsiCo, Inc.      NEK Partners         1/25/90    3/31/15      5,390,862.00 USD     On behalf of PHI:  To cover lease
                                                                                                  obligation of 20 properties
                                                                                                  acquired in relation to PHC-Tri/L
                                                                                                  acquisition. Guaranty will expire
                                                                                                  on the earlier of exercise of
                                                                                                  purchase option on leased
                                                                                                  properties or 3/31/15 (end of term
                                                                                                  of lease and renewal options plus
                                                                                                  30 days).
G 86-1       PepsiCo, Inc.      NEK Partners         1/25/90    3/3 l/14     178,800.00 USD       On behalf of PHI:  To cover
                                                                                                  assignment of ground leases issued
                                                                                                  in relation to the PHC-Tri/L
                                                                                                  acquisition.
G 87-1       PepsiCo, Inc.      NEK Partners         1/25/90    6/30/04      50,400.00 USD        On behalf of PHI:  Assignment of
                                                                                                  ground lease - PHC-Tri-L
                                                                                                  acquisition
G 92-1       PepsiCo, Inc.      NEK Partners         1/25/90    8/31/20      440,000.00 USD       On behalf of PHI:  Assignment of
                                                                                                  ground leases - PHC-Tri-L
                                                                                                  Acquisition
G 93-1       PepsiCo, Inc.      NEK Partners         1/25/90    3/31/15      3,732,436.00 USD     On behalf of PHI:  To cover lease
                                                                                                  obligation entered into as a
                                                                                                  result of acquiring PHC-Tri/L
G 89-1       PepsiCo, Inc.      NEK Partners         1/25/90    3/31/15      2,730,753.00 USD     On behalf of PHI: To cover lease
                                                                                                  obligation entered into as a
                                                                                                  result of acquiring PHC-Tri/L.
G 91-1       PepsiCo, Inc.      NEK Partners         1/25/90    8/31/14      637,056.00 USD       On behalf of PHI:  Assignment of
                                                                                                  ground leases - PHC/ Tri-L
                                                                                                  acquisition
G 1083-1     PepsiCo, Inc.      Norwest Bank         2/15/94                 500,000.00 USD       On behalf of PHI: Guaranty to
                                                                                                  support Master equipment lease
                                                                                                  equipment



G 1502-3     PepsiCo, Inc.      Oversea-            11/6/96    11/6/97       3,000,000.00 SGD     On behalf of PRI: Working capital,
                                Chinese                                                           overdraft and LC facilities for PH
                                Banking                                                           Singapore
                                Corporation
                                Limited
G 90-1       PepsiCo, Inc.      Patrician            1/25/90    3/31/09      721,480.00 USD      On behalf of PHI:  Assignment of
                                Center                                                           leases - PHC/Tri-L acquisition
                                Associates
G 1022-2     PepsiCo, Inc.      Pepsi-Cola           6/9/94                  159,692,189 DEM     On behalf of PHI:  Pepsi-Cola GmbH
                                GmbH                                                             needs the same guaranty for 1992 to
                                                                                                 avoid a qualification of their
                                                                                                 local statutory accounts.
G 612-1      PepsiCo, Inc.      Pizza Hut            3/24/93                                     On behalf of PHI: Franchise
                                Franchisees                                                      Guaranty.

G 620-1      PepsiCo, Inc.      Pizza Hut            3/24/93                                     On behalf of PHI: License Guaranty.
                                Franchisees
G 621-1      PepsiCo, Inc.      Pizza Hut            3/24/93                                     On behalf of PHI:  Guaranty of
                                Franchisees                                                      Performance.
G 391-1      PepsiCo, Inc.      Reliance             1/1/91                   18,700,000.00 USD  On behalf of KFC:  Premium
                                Insurance                                                        Agreement
                                Company
G 329-1      PepsiCo, Inc.      Robert B            10/31/91   10/31/01       1,560,000.00 USD   On behalf of KFC:  Guaranty for
                                Soloman                                                          fixed promissory note (non-
                                                                                                 comptetition agreement)supplied by
                                                                                                 KFC.
G 537-1      PepsiCo, Inc.      Robert Lee           4/1/83     1/1/00                           On behalf of TBC:  To support
                                Schick                                                           franchise agreement in the State of
                                                                                                 Michigan.
G 550-1      PepsiCo, Inc.      Ronald and          12/13/82                                     On behalf of TBC:  To support
                                Mary                                                             franchise agreement for Taco Bell.
                                MacLuckie and
                                David and Leeannna
                                Bruns
LC 985-1     PepsiCo, Inc.      Royal Bank of        1/1/93                   183,309.99 CAD     On behalf of TCB
                                Canada
G 1175-1     PepsiCo, Inc.      Sam J. Lampo         2/21/92   12/31/99       1,113,165.00 USD   On behalf of PHI:  Promissory Note
                                                                                                 issued to seller in acquisition of
                                                                                                 Lampo (franchisee in Texas),
                                                                                                 payments are for




                                                                                                 deferred purchase price.
CL 664-l     PepsiCo, Inc.      Security             7/16/87     7/10/11                         Taco Bell is aware of the financing
                                National Bank                                                    transaction.  If franchisee
                                                                                                 defaults, Taco Bell may find a
                                                                                                 substitute franchisee or may assume
                                                                                                 the obligations
G 211-1      PepsiCo, Inc.      Solomon Real        10/28/91                  15,063,810.00 USD  On behalf of KFC:  Lease Agreement
                                Estate
                                Investment
                                Company
                                Limited
                                Partnership
G 567-1      PepsiCo, Inc.      State of             7/12/83                                      On behalf of TBC:  Guaranty of
                                Cailfornia,                                                       Performance.
                                Department of
                                Industrial Revenue
G 566-1      PepsiCo, Inc.      State of Hawaii      8/29/88                                      On behalf of TBC:  Guaranty of
                                                                                                  Performance
G 1455-1     PepsiCo, Inc.      State of Illinois    9/13/95                                      On behalf of PHI:  Performance
                                                                                                  guaranty for the performance of
                                                                                                  all obligations under the Illinois
                                                                                                  Franchise Disclosure Act.
G 273-1      PepsiCo, Inc.      State of Illinois    1/25/90                                      On behalf of KFC:  Franchise
                                                                                                  agreements for KFC in State of
                                                                                                  Illinois for UFOC requirements.
G 555-1      PepsiCo, Inc.      State of Illinois    8/29/88                                      On behalf of TBC: Guaranty of
                                                                                                  Performance.
G 556-l      PepsiCo, Inc.      State of Indiana     7/12/83                                      On behalf of TBC: Guarantee of
                                                                                                  Performance.
G 557-1      PepsiCo, Inc.      State of             8/29/88                                      On behalf of TBC:  Guaranty of
                                Maryland                                                          Performance.
G 847-1      PepsiCo, Inc.      State of             8/11/93                                      On behalf of PHI:  Performance
                                Minnesota                                                         guaranty for the State of
                                                                                                  Minnesota.
G 528-l      PepsiCo, Inc.      State of             9/15/92                                      On behalf of KFC: Performance
                                Minnesota                                                         Guaranty for KFC in favor of the
                                                                                                  State of Delaware.
G 558-1      PepsiCo, Inc.      State of             8/29/88                                      On behalf of TBC:  Guaranty of
                                Minnesota                                                         Performance

                                       25




G 559-1      PepsiCo, Inc.      State of New          7/12/83                                  On behalf of TBC: Guaranty of
                                York, County Office                                            Performance.
G 560-1      PepsiCo, Inc.      State of North        7/12/83                                  On behalf of TBC: Guarantee of
                                Dakota                                                         Performance.
G 561-1      PepsiCo, Inc.      State of Oregon       7/12/83                                  On behalf of TBC: Guaranty of
                                                                                               Performance.
G 562-1      PepsiCo, Inc.      State of Rhode        8/29/88                                  On behalf of Guaranty of
                                Island                                                         Performance.
G 563-1      PepsiCo, Inc.      State of South        8/29/88                                  On behalf of TBC: Guarantee of
                                Dakota                                                         Performance
G 564-1      PepsiCo, Inc.      State of              7/12/83                                  On behalf of TBC: Guarantee of
                                Washington                                                     Performance.
G 565-1      PepsiCo, Inc.      State of              8/29/88                                  On behalf of TBC:  Guaranty of
                                Wisconsin                                                      Performance.
G 249-1      PepsiCo, Inc.      State of              8/1/92                                   On behalf of PHI:  Pizza Hut
                                Wisconsin                                                      performance guaranty for Franchise
                                                                                               Agreements in State of Wisconsin.
G 445-1      PepsiCo, Inc.      State of              6/6/83     6/6/03                        On behalf of PHI:  Guaranty of
                                Wisconsom                                                      Performance
G 149-1      PepsiCo, Inc.      Taco Bell             4/18/84                                  On behalf of TBC: This is a guarantee
                                                                                               of performance between Taco Bell and
                                                                                               a franchisee.
CL 650-1     Pizza Hut, Inc.    Tennyson             5/15/85                                  Pizza Hut is aware that Tennyson
                                Enterprises/                                                   Enterprises has applied for a loan
                                Norwest Bank                                                   from Norwest Bank.
G 808-1      PepsiCo, Inc.      Texas                 7/7/93     4/30/98   2,800,000.00 USD    On behalf of PHI: In support of loan
                                Commerce                                                       for Espinoza's Pizza Company, Ltd. by
                                Bank                                                           Pizza Management, Inc. for a lien in
                                                                                               all assets that Espinoza's is giving
                                                                                               a lien in all assets that they are
                                                                                               purchasing.
G 1529-1     PepsiCo, Inc.      Texas                12/20/95   12/20/00   1,050,000.00 USD    On behalf of PHI:  Pizza Hut Aragon
                                Commerce Bank                                                  Refranchising
CL 1545-1    Pizza Hut, Inc.    Texas                12/21/95                                  Peak Interest L.L.C (the franchisee)
                                Commerce                                                       has applied for loans or leins of
                                National                                                       credit (the loan) that will be
                                Association                                                    secured in part by a lien on some or
                                                                                               all of the assets of the franchisee.


G 340-1      PepsiCo, Inc.    The Bank of        4/26/89   12/30/09   12,250,000.00 USD   On behalf of KFC: KFC Minority Loan
                              Tokyo -                                                     Guaranty Program with Various Banks,
                              Mitsubishi,                                                 amount has been reduced from $35MM
                              Ltd.                                                        to 35% of $35MM which is now $12.5MM.
G 1697-1     PepsiCo, Inc.    The Chase         12/20/96   12/31/98   5,500,000.00 USD    On behalf of PRI: To fund working
                              Manhattan Bank                                              capital
G 1703-1     PepsiCo, Inc.    The Hongkong,     12/17/96   12/17/97   2,000,000.00 USD    On behalf of PRI:  Loan facility to fund
                              and Shanghai                                                store expansion and general working
                              Banking                                                     capital under Hongkong Bank
                              Corporation                                                 "Umbrella Facility"
                              Limited
G 1683-1     PepsiCo, Inc.    The Hongkong      10/10/96   10/10/97   2,000,000.00 USD    On behalf of KFC: Loan facility to
                              and Shanghai                                                fund store expansion and general
                              Banking                                                     working capital under Hongkong Bank
                              Corporation                                                 "umbrella facility"
                              Limited
G 1682-1     PepsiCo, Inc.    The Hongkong      10/10/96   10/10/97   500,000.00 USD      On behalf of KFC:  Loan facility to
                              and Shanghai                                                fund store expansion and general
                              Banking                                                     working capital under Hongkong Bank
                              Corporation                                                 "umbrella facility"
                              Limited
G 1681-1     PepsiCo, Inc.    The Hongkong      10/10/96   10/10/97   1,000,000.00 USD    On behalf of KFC:  Loan facility to
                              and Shanghai                                                fund store expansion and general
                              Banking                                                     working capital under Hongkong Bank
                              Corporation                                                 "Umbrella facility"
                              Limited
G 1680-1     PepsiCo, Inc.    The Hongkong      10/10/96   10/10/97   2,000,000. USD      On behalf of KFC:  Loan facility to
                              and Shanghai                                                fund store expansion and general
                              Banking                                                     working capital under Hongkong Bank
                              Corporation                                                 "Umbrella facility"
                              Limited
G 1679-1     PepsiCo, Inc.    The Hongkong      10/10/96   10/10/97   2,000,000.00 USD    On behalf of KFC:  Loan facility to
                              and Shanghai                                                fund store expansion and general
                              Banking                                                     working capital under Hongkong Bank
                              Corporation                                                 "Umbrella facility"

G 1677-1     PepsiCo, Inc.    The Hongkong      10/10/96   10/10/97   500,000.00 USD      On behalf of KFC: Loan facility to
                              and Shanghai                                                fund store expansion and general
                              Banking                                                     working capital under Hongkong Bank
                              Corporation Limited                                         "Umbrella facility"
G 1648-1     PepsiCo, Inc.    The Hongkong      12/6/96    12/6/97    l,000,000.00 USD    On behalf of PRI: Renewal to fund
                              and Shanghai                                                new stores and working capital.
                              Banking                                                     Change of entity name from Kentucky
                              Corporation                                                 Fried Chicken (Shenzhen) to Shenzhen
                              Limited                                                     Kentucky Co. Ltd.
G 266-1      PepsiCo, Inc.    Uniform            8/1/92                                   On behalf of TBC:  Franchise
                              Franchise                                                   performance guaranty for Taco Bell
                              Offering                                                    required as disclosure documents for
                              Circulars                                                   multi-state and non-/ Offering
                                                                                          Circulars.
LC 1743-1    PepsiCo, Inc.    Union Bank of      3/1/95      3/1/98   4,320,000.00 USD    On behalf of TBC: Established on
                              Switzerland                                                 behalf of Risk Management for
                                                                                          insurance purposes
LC 1099-1    PepsiCo, Inc.    Union Bank of      1/1/94      1/1/98   14,000,000.00 USD   On behalf of TBC: Workman's
                              Switzerland                                                 Compensation
LC 1742-1    PepsiCo, Inc.    Union Bank of      1/1/96      1/1/98   3,809,000.00 USD    On behalf of TBC: Established on
                              Switzerland                                                 behalf of Risk Management for
                                                                                          insurance purposes
G 1182-1     PepsiCo, Inc.    Union National     6/1/94      6/1/99   1,000,000.00 USD    On behalf of PHI:  Third Party on
                              Bank of                                                     behalf of franchisee expansion, contact
                              Wichita                                                     M. Eberhard.
G 302-1      PepsiCo, Inc.    Virginia State    10/12/89                                  On behalf of KFC:  KFC UFOC
                              Corporation                                                 required filing as part of the Franchise
                              Comission                                                   agreement with the Commonwealth of
                                                                                          Virginia. (Evergreen)
G 1260-3     PepsiCo, Inc.    Volksbank         10/21/96    10/21/97  1,500,000.00 DEM    On behalf of PHI:  Renewal of rent
                              Ludwigsburg                                                 guarantee of Nudelmacher GmbH
                              eG
G 1336-3     PepsiCo, Inc.    Westpac            1/1/97      1/1/98   50,000,000.00 AUD   On behalf of PRI: Renewal of existing
                              Banking                                                     working capital and facilities for the
                              Corporation                                                 PepsiCo, Inc. Australia Group's
                                                                                          operations

G 1696-1     PepsiCo, Inc.    Westpac           12/13/96    12/12/97  65,000,000.00 AUD   On behalf of PRI:  Local borrowing to
                              Banking                                                     part repay BTFS debt with PHA to meet
                              Corporation                                                 thin capitalization requirements
             PepsiCo, Inc.    Travelers/          N/A         N/A     9,000,000 USD       Taco Bell Surety Bonds
                              Aetena
             PepsiCo, Inc.    Firemens Fund       N/A         N/A     3,000,000 USD       Pizza Hut Surety Bonds
             PepsiCo, Inc.    Federal             N/A         N/A     3,000,000 USD       KFC Surety Bonds
                              Insurance
             PepsiCo, Inc.    Texas              8/15/97    10/6/97   1,000,000 USD       Guarantee to support the franchise
                              Commerce                                                    lending program administered by Texas
                              Bank                                                        Commerce Bank.
             PepsiCo, Inc.    The Bank of        8/15/97    10/6/97   10,000,000 USD      Guarantee to support the franchise
                              Nova Scotia                                                 lending program administered by Texas
                                                                                          Commerce Bank.

                                       29

                                   Schedule 1
                                       to
                      Irrevocable Standby Letter of Credit
                                    No. XXXXX



  L/C, Guarantee or
Contingent Obligation
      Number             Beneficiary         Amount              Expiry Date
---------------------    -----------         ------              -----------

                                     Annex 1
                                       to
                      Irrevocable Standby Letter of Credit
                                    No. XXXXX


                               Form of Sight Draft

[Insert date]


US$
   -----------------------

Pay to the order of the undersigned the amount of $ drawn on [Insert name of bank] as issuer of Irrevocable Standby Letter of Credit No. XXXXX, dated ----------- XXXXX, to Account No. , [Insert name of bank]. ------



PepsiCo, Inc.


By:
     --------------------------------------
      Title:

                                     Annex 2
                                       to
                      Irrevocable Standby Letter of Credit
                                    No. XXXXX



Drawing Certificate


[Insert name of bank]
[Insert address of bank]

Attention:
          ------------------------------

Gentlemen:

     The undersigned individual, a duly authorized officer of PepsiCo, Inc., hereby certifies as follows with respect to that certain Letter of Credit No. XXXXX ("L/C") dated XXXXXX issued by [Insert name and address of bank] in favor of PepsiCo, Inc.:

          The amount of this drawing represents funds due PepsiCo, Inc. as reimbursement for the drawing(s) under the following letter(s) of credit, guarantee(s) or other contingent liabilit(ies) set forth on Schedule "1" to Letter of Credit No. XXXXX and PepsiCo, Inc. is entitled to receive the amount of the sight draft accompanying this certificate:

L/C, Guarantee or
   Contingent
Obligation Number          Beneficiary       Amount            Expiry Date
-----------------        --------------      ------            ------------





                          [Insert relevant information]

          In witness whereof, the beneficiary has executed and delivered this Certificate as of the ---- day of --------- ,--- .

                                                  PepsiCo, Inc.


                                                  By:
                                                       -------------------------
                                                  Title:

                                                                      SCHEDULE G

                        RESTAURANT LEASES WHICH HAVE BEEN
                         GUARANTEED BY THE PEPSICO GROUP
                        ---------------------------------



                  Guarantee           Maturity   Effective
Lessee              Number     Seq      Date       Date          Lessor
------            ---------   ----    --------    ------    --------------------
KFC of California   211        1     10/28/11   10/28/91    Solomon Real Estate

     20 Hempstead  Ave.,  Hempstead,  NY, Nassau County
     210 E. Main St,  Montauk Hwy, Bayshore,  NY, Suffolk County
     479 N. Main St., Freeport,  NY, Nassau County
     1164 Jericho Tnpk, Commack (Smithtown, NY), Suffolk County 508 E. Main St., Patchogue, NY, Suffok County
     5002 Hempstead Tnpk, Farmingdale, NY, Nassau County
     155 W. Suffolk Ave.,  Central  Islip,  NY, Suffolk County
     1453 Forest Park Ave., Staten Island, NY, Richmond, NY
     56 Glen Cove Rd., Greenvale,  NY, Nassau County
     221 Jericho Tnpk, Huntington, NY, Suffolk County
     705 Old Country Road, Westbury, NY, Nassau County
     910 Broadway,  Amityville,  NY,  Suffolk County
     1617 Deer Park Ave., Deer Park, NY, Suffolk County
     1550 Straight Path,  Wyandanch,  NY, Suffolk County

Nudelmacher GmbH    1260       3    10/21/97   10/21/96 Volksbank Ludwigsburg eG

     Friedrich-Ebert-Str. 120, 45473 Mulheim, Germany

Pizza Hut of Cincinnati  87    1   6/30/04     1/25/90           NEK Partners

     8341 Beechmont Ave., Anderson Township, Hamilton County, Ohio

Pizza Hut of Cincinnati  203   1   3/25/05     2/1/92     Anthony J. Nickert and
                                                             Joan A. Nickert

Pizza Hut of Cincinnati   90   1   3/31/09   1/25/90 Patrician Center Associates

     K Mart, Edgewood, KY

Pizza Hut of Cincinnati   86   1   3/31/14   1/25/90          NEK Partners

     Eight Mile Rd., Anderson Township, Hamilton County, Ohio

Taco Bell Corp.         401    1   2/15/99   3/15/79      First National Realty

     Hilltop Plaza, Bolingbrook, IL

                                                                      SCHEDULE H

                     RESTAURANT INSURANCE WHICH WILL NOT BE
                      TERMINATED AS OF THE DISTIBUTION DATE
                    ----------------------------------------


Insured      Policy Type    Insurance Company      Policy Number     Policy Term
-------      -----------    -----------------      -------------     -----------

Taco Bell    Contaminated   National Union Fire    649-6350       2/1/97-2/28/98
             Products       Insurance

Taco Bell    Surety Bond    Travelers/Aetna        86S100605626      Continuous

KFC          Surety Bond    Federal Insurance      All Surety Bonds  Continuous

Pizza Hut    Surety Bond    Firemans Fund          All Surety Bonds  Continuous

                                                                      SCHEDULE I

                          RESTAURANT FUNDING STRUCTURE
                         PRIOR TO THE DISTRIBUTION DATE
                         ------------------------------


Current Funding Structure:
-------------------------
                                                      Disbursements Funded by
                                                      Wire from PepsiCo Master
            Cash Collected via Cash Concentration   Concentration Account into a
                   and  Drawdown Wires               PepsiCo Master Disbursement
Miscellaneous Depository             PepsiCo               Funding Account
    Accounts                  Master Concentration
                                 Account-Chase
                                                          PepsiCo Master
  Taco Bell         Pizza Hut          KFC          Disbursement Funding Account
Concentration    Concentration    Concentration
  Account-      Account - Chase   Account - Chase      Automatic Funding
  Wachovia


                                                                      Taco Bell
                                                                    Disbursement
                                                                      Accounts


                                                                      Pizza Hut
                                                                    Disbursement
                                                                      Accounts


                                                                        KFC
                                                                    Disbursement
                                                                      Accounts

Funding Structure Just Prior to Distribution Date (on or about 9/22/97):
------------------------------------------------------------------------



                                     PepsiCo
                              Master Concentration
                                 Account - Chase


               Money Moves Automatically via Zero Balance Accounts


                                                    Disbursements Funded by Wire
                                                         from TRICON Master
   Cash Collected via Cash Concentration and       Concentration Account into a
              Drawdown Wires                      TRICON Master Disbursement
                                                          Funding Account

Miscellaneous Depository         TRICON
       Accounts            Master Concentration
                            Account - Chase


                                                               TRICON Master
  Taco Bell        Pizza Hut           KFC                 Disbursement Funding
Concentration    Concentration     Concentration                Account
  Account -     Account - Chase    Account - Chase
  Wachovia
                                                           Automatic Funding



                                                                     Taco Bell
                                                                    Disbursement
                                                                      Accounts


                                                                     Pizza Hut
                                                                    Disbursement
                                                                      Accounts


                                                                        KFC
                                                                    Disbursement
                                                                     Accounts

Anticipated Funding Structure Post Distribution Date:
-----------------------------------------------------




                                                   Disbursements Funded by Wire
                                                        from TRICON Master
    Cash Collected via ACH Debits and Drawdown     Concentration Account into a
                         Wires                       TRICON Master Disbursement
Miscellaneous Depository             TRICON              Funding Account
        Accounts             Master Concentration
                               Account - Chase

                                                              TRICON Master
   Taco Bell         Pizza Hut                KFC          Disbursement Funding
 Concentration     Concentration        Concentration           Account
    Account -        Account - Chase        Account - Chase
   Wachovia
                                                           Automatic Funding

                                                                      Taco Bell
                                                                    Disbursement
                                                                      Accounts


                                                                      Pizza Hut
                                                                    Disbursement
                                                                      Accounts


                                                                        KFC
                                                                    Disbursement
                                                                      Accounts

                                                                      SCHEDULE J


                                    EXPENSES
                                    --------



     TRICON  shall  bear  the  following   expenses  in   connection   with  the
Distribution:

1.   The fees and expenses in connection with the TRICON bank credit facilities.

2. Special management incentive arrangements (the Stay/Performance bonuses) for the management of KFC, Pizza Hut, Taco Bell and PRI which are incremental to the regular division bonuses.

3.   Rating agency fees and expenses.

                               FIRST AMENDMENT TO
                              SEPARATION AGREEMENT

     FIRST AMENDMENT, dated as of October 6, 1997 (this "Amendment"), to the Separation Agreement, dated as of August 26, 1997 (as amended, supplemented or otherwise modified from time to time, the "Separation Agreement"; capitalized terms used but not otherwise defined in this Amendment shall have the meanings assigned to such terms in the Separation Agreement), by and between PepsiCo, Inc., a North Carolina corporation ("PepsiCo"), and TRICON Global Restaurants, Inc., a North Carolina corporation ("TRICON").

                              W I T N E S S E T H:

     WHEREAS, pursuant to the Separation Agreement, PepsiCo has agreed to make available to TRICON certain Transitional Services set forth on Schedule A thereto in accordance with the terms and provisions of the Separation Agreement; and

     WHEREAS, TRICON has requested that PepsiCo provide certain additional services to TRICON in accordance with the terms and provisions of the Separation Agreement;

     NOW, THEREFORE, in consideration of the mutual promises contained herein, the parties hereto hereby agree as follows:

     Section 1. Amendment to Schedule A. Schedule A to the Separation Agreement is hereby amended by deleting such Schedule in its entirety and substituting in lieu thereof Schedule A to this Amendment.

     Section 2. Limited Effect. Except as expressly amended herein, the Separation Agreement shall continue to be, and shall remain, in full force and effect in accordance with its terms.

     Section 3. Counterparts. This Amendment may be executed in counterparts, each of which shall be deemed to be an original and all of which together shall constitute one and the same instrument.

     Section 4. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of North Carolina.

     IN WITNESS WHEREOF, each of the parties hereto has caused this Amendment to be duly executed as of the date and year first above written.

                                        PepsiCo, Inc.

                                        By   /s/ Karl M. von der Heyden
                                             -----------------------------------
                                             Karl M. von der Heyden
                                             Vice Chairman and
                                             Chief Financial Officer

                                        TRICON Global Restaurants, Inc.

                                        By   /s/ Andrall E. Pearson
                                             -----------------------------------
                                             Andrall E. Pearson
                                             Chairman of the Board



                                                                                                                         SCHEDULE A

                                                                        TRANSITIONAL SERVICES

                                                                   Expected
Department                                                         Date Service     Cost Estimate or
Providing Service          Services Provided to TRICON             Will Terminate   Billing Procedure
-----------------          -----------------------------           ---------------  ----------------

Treasury - Global          Cash Desk and Operations training       10/31/97         T&E Expenses will be
Cash Management            for all software packages and daily                      charged to TRICON.
and Operations             transactional activity.

                           Guarantee Tracking.                     10/31/97         N/A

Corporate Payroll          Processing and payment of payroll to    12/27/97         PepsiCo will send invoice to the TRICON Director
(Contacts: J. Vetrone      TRICON foreign service employees and                     of Corporate Accounting and Analysis 4 business
x2160; S. Lobel x 2156)    third country national employees.                        days in advance of PepsiCo payment. TRICON
                           Currently, there are 36 such employees.                  payment will be due by check or wire transfer
                           Record and deposit all related                           no later than PepsiCo paycheck date. Amount of
                           withholding and employer taxes.                          invoice will be actual amount of payroll and
                                                                                    employer taxes plus $750 per pay period. Current
                                                                                    estimate of costs is approximately $1,500,000
                                                                                    per two week pay period.

International Personnel    Benefits Enrollment for foreign service 12/31/97         PepsiCo will send an invoice for any balance to
Administration             employees, Compensation Planning,                        Dave Pace's attention for payment on a monthly
                           International Personnel System.                          basis.

Price Waterhouse -         Tax Equalization Services.              12/31/97         PepsiCo will send an invoice for any balance to
Tax Equalization                                                                    Dave Pace's attention for payment on a monthly
                                                                                    basis.

PCNA Relocation            Relocation services for international   12/31/97         Relocation invoices will be sent to Dave Pace's
                           employees.                                               attention for payment on a monthly basis.

                                       3

                                                                    EXHIBIT 10.2

                            TAX SEPARATION AGREEMENT

     This Agreement is entered into as of the 26th day of August, 1997 between PepsiCo, Inc. ("PepsiCo"), a North Carolina corporation, on behalf of itself and the members of the PepsiCo Group, and TRICON Global Restaurants, Inc. ("TRICON"), a North Carolina corporation, on behalf of itself and the members of the TRICON Group.

                                   WITNESSETH:

     WHEREAS, pursuant to the tax laws of various jurisdictions, certain members of the TRICON Group, as defined below, presently file certain tax returns on an affiliated, consolidated, combined, unitary, fiscal unity or other group basis (including as permitted by Section 1501 of the Internal Revenue Code of 1986, as amended (the "Code")) with certain members of the PepsiCo Group, as defined below (each such group, a "Consolidated Group");

     WHEREAS, PepsiCo and TRICON intend to enter into a Separation Agreement dated as of August 26, 1997 (the "Separation Agreement"), providing for the distribution by PepsiCo to its shareholders of all of the common stock of TRICON that is held by PepsiCo (the "Distribution") and certain other matters;

     WHEREAS, PepsiCo and TRICON desire to set forth their agreement on the rights and obligations of PepsiCo, TRICON and the members of the PepsiCo Group and the TRICON Group, respectively, with respect to the handling and allocation of federal, state, local and foreign Taxes incurred in Taxable periods beginning prior to the Distribution Date, Taxes resulting from transactions effected in connection with the Distribution including but not limited to the distribution of certain borrowing proceeds by TRICON to PepsiCo (the "Restructuring") and various other Tax matters;

     NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the parties agree as follows:

1.   Definitions

     (a) As used in this Agreement:

     "Affiliate" of any Person shall mean (i) any individual, corporation, partnership or other entity directly or indirectly owning more than 50 percent (by vote or value) of, owned more than 50 percent (by vote or value) by, or under more than 50 percent (by vote or value) common ownership with, such Person, and (ii) any entity that is entitled to the benefit of any Tax Asset of such Person under applicable law, any entity with any Tax Asset to which such Person is entitled to the benefit of under applicable law, or any entity which is entitled or required to transfer or assign income, revenues, receipts, or gains to such Person under applicable law.

     "After-Tax Amount" shall mean an additional amount necessary to reflect the hypothetical Tax consequences of the receipt or accrual of any payment, using the maximum statutory rate (or rates, in the case of an item that affects more than one Tax) applicable to the recipient of such payment for the relevant year, reflecting for example, the effect of the deductions available for interest paid or accrued and for Taxes such as state and local income Taxes.

     "Consolidated Group" shall have the meaning ascribed to it in the first "whereas" clause in this Agreement; provided, however, that "Consolidated Group" shall also include (i) PepsiCo or any Affiliate of PepsiCo that filed (or will file) any Pre-Distribution Period Returns that reflect the income, assets or operations of a Restaurant Business and (ii) any Affiliate of TRICON that filed (or will file) any Pre-Distribution Period Returns that reflect the income, assets or operations of a Non-Restaurant Business.

     "Distribution" shall mean the distribution by PepsiCo of all of the common stock of TRICON that is held by PepsiCo to PepsiCo's shareholders pursuant to the Separation Agreement.

     "Distribution Date" shall mean the date on which the Distribution shall be effected.

     "Federal Tax" shall mean any Tax imposed under Subtitle A of the Code and any related penalty imposed under Subtitle F of the Code.

     "Final Determination" shall mean (i) with respect to Federal Taxes, (A) a "determination" as defined in Section 1313(a) of the Code, or (B) the date of acceptance by or on behalf of the IRS of Form 870-AD (or any successor form thereto), as a final resolution of Tax liability for any Taxable period, except that a Form 870-AD (or successor form thereto) that reserves the right of the taxpayer to file a claim for refund or the right of the IRS to assert a further deficiency shall not constitute a Final Determination with respect to the item or items so reserved; (ii) with respect to Taxes other than Federal Taxes, any final determination of liability in respect of a Tax that, under applicable law, is not subject to further appeal, review or modification through proceedings or otherwise; (iii) with respect to any Tax, any final disposition by reason of the expiration of the applicable statute of limitations; or (iv) with respect to any Tax, the payment of Tax by PepsiCo, TRICON, or any member of the PepsiCo Group or the TRICON Group, whichever is responsible for payment of such Tax under applicable law, with respect to any item disallowed or adjusted by a Taxing Authority, provided that the provisions of Section 8 hereof have been complied with, or, if such section is inapplicable, that the party responsible under the terms of this Agreement for such Tax is notified by the party paying such Tax that it has determined that no action should be taken to recoup such disallowed item, and the other party agrees with such determination.

     "IRS" shall mean the Internal Revenue Service.

     "LIBOR" shall be determined on the basis of the offered rates for deposits in U.S. Dollars for a period of 30 days which appear on the Reuters Screen LIBO Page as of 11:00 a.m., London time. If at least two rates appear on the Reuters Screen LIBO Page, the rate will be the arithmetic mean of such rates.

     "Non-Restaurant Business" shall mean any business other than a Restaurant Business.

     "PepsiCo Group" shall mean, with respect to any Taxable period, PepsiCo and its Affiliates (including their predecessors and successors) at any time prior to the Distribution other than those Affiliates comprising the TRICON Group.

     "PepsiCo Tax Liability" shall mean, with respect to any Consolidated Group and any Taxable period, the PepsiCo Group's share of the Tax liability of such Consolidated Group, computed as if the relevant members of the PepsiCo Group were not and never were part of such Consolidated Group, but rather were a separate affiliated group of corporations filing a similar group Return
(provided, however, that transactions with any member of the TRICON Group included in such Consolidated Group shall not be taken into account until the first Taxable period in which such transaction is required to be taken into account for Tax purposes under applicable law). Such computation shall be made
(A) without regard to
the income, deductions (including net operating loss and capital loss deductions) and credits in any year of any member of the TRICON Group, except to the extent that a payment was made to any member of the TRICON Group with respect thereto, (B) by taking account of any Tax Asset of the PepsiCo Group,
(C) with regard to net operating loss and capital loss carryforwards and carrybacks and minimum Tax credits from earlier years of the PepsiCo Group and without reduction for any such losses, carryforwards, carrybacks or credits used by any member of the TRICON Group, (D) by applying the maximum applicable statutory Tax rate in effect under applicable law during the relevant year, and
(E) reflecting the positions, elections and accounting methods used by the Consolidated Group in preparing the relevant Return for the Consolidated Group. Notwithstanding anything to the contrary in this Agreement, any gain recognized upon the disposition of PepsiCo Food Systems shall be treated as a PepsiCo Tax Liability.

     "PepsiCo Vice President, Tax" shall include any successor position or title.

     "Person" shall have the meaning ascribed to it in Section 7701(a)(1) of the Code.

     "Post-Distribution Period" shall mean any taxable period (or portion thereof) beginning after the close of business on the Distribution Date.

     "Pre-Distribution Period" shall mean any Taxable period end on or before the close of business on the Distribution Date; provided that if a Taxable period ending after the Distribution Date contains any days which fall prior to or on the Distribution Date, any portion of such Taxable period up to and including the Distribution Date shall also be included in the Pre-Distribution Period.

     "Prime" shall mean the rate announced from time to time as "prime" by Chase Manhattan Bank as its prime rate with respect to the applicable currency.

     "Restaurant Business" shall mean any business activity associated with the operation, development, franchising and licensing of restaurants (including the casual dining restaurants and PepsiCo Food Systems), as determined by the PepsiCo Vice President, Tax in accordance with past practice.

     "Restructuring"  shall  have  the  meaning  ascribed  to  it in  the  third
"whereas" clause in this Agreement; provided, however, that "Restructuring" shall exclude any normal business operations (including refranchising and the disposition of any aircraft).

     "Return" shall mean any Tax return, statement, report, form, election, claim or surrender (including estimated Tax returns and reports, extension requests and forms, and information returns and reports) required to be filed with any Taxing Authority.

     "Tax" (and the correlative meaning, "Taxes," "Taxing" and "Taxable") shall mean (A) any tax imposed under Subtitle A of the Code, or any net income, gross income, gross receipts, alternative or add-on minimum, sales, use, business and occupation, value-added, trade, goods and services, ad valorem, franchise, profits, license, business royalty, withholding, payroll, employment, capital, excise, transfer, recording, severance, stamp, occupation, premium, property, asset, real estate acquisition, environmental, custom duty, or other tax, governmental fee or other like assessment or charge of any kind whatsoever, together with any interest and any penalty, addition to tax or additional amount imposed by a Taxing Authority; (B) any liability of a member of the PepsiCo Group or the TRICON Group, as the case may be, for the payment of any amounts of the type described in clause (A) for any Taxable period resulting from such member being a part of a Consolidated Group pursuant to the application of Treasury Regulation Section 1.1502-6 or any similar provision applicable under state, local or foreign law; or (C) any liability of a member of the PepsiCo Group or the TRICON Group for the payment of any amounts described in clause (A) as a result of any express or implied obligation to indemnify any other party.

     "Tax Asset" shall mean any net operating loss, net capital loss, investment Tax credit, Foreign Tax credit, target jobs Tax credit, low income housing credit, research and experimentation credit, charitable deduction, or any other loss, credit or Tax attribute, including additions to basis of property and attributes which reduce or offset value-added Tax liability, which could reduce any Tax (domestic or foreign), including, without limitation, deductions, credits, or alternative minimum net operating loss carryforwards related to alternative minimum Taxes.

     "Tax Packages" shall mean one or more packages of information that are (i) reasonably necessary for the purpose of preparing Returns of any Consolidated Group with respect to a Pre-Distribution Period and (ii) completed in all material respects in accordance with the standards that PepsiCo has established for its subsidiaries with respect to the relevant Pre-Distribution Period.

     "Tax Proceeding" shall mean any Tax audit, dispute or proceeding (whether administrative or judicial).

     "Taxing Authority" shall mean any governmental authority (domestic or foreign), including, without limitation, any state, municipality, political subdivision or governmental agency, responsible for the imposition of any Tax.

     "TRICON Group" shall mean TRICON and its Affiliates immediately after the Distribution Date, including any predecessors thereto; provided, however, that for purposes of determining whether an entity is a member of the TRICON Group, a transfer of beneficial ownership of an entity shall be treated as a transfer of title, regardless of whether title has actually passed; provided further, that to the extent that PepsiCo or an Affiliate of PepsiCo or an Affiliate of TRICON conducted both a Restaurant Business and a Non-Restaurant Business, the Restaurant Business shall be treated for purposes of this Agreement as a separate corporation that is a member of the TRICON Group and the Non-Restaurant Business shall be treated for purposes of this Agreement as a separate corporation that is a member of the PepsiCo Group; provided further, that if with respect to any Pre-Distribution Period (or portion thereof) any Affiliate of PepsiCo was involved solely in the conduct of a Restaurant Business, such member shall be treated as a member of the TRICON Group for such Pre-Distribution Period (or portion thereof); and provided further, that if with respect to any Pre-Distribution Period (or portion thereof) any Affiliate of TRICON was not involved in the conduct of a Restaurant Business, such member shall not be treated as a member of the TRICON Group for such Pre-Distribution Period (or portion thereof).

     "TRICON Tax Liability" shall mean, with respect to any Consolidated Group and any Taxable period, the TRICON Group's share of the Tax liability of such Consolidated Group, computed as if the relevant members of the TRICON Group were not and never were part of such Consolidated Group, but rather were a separate affiliated group of corporations filing a similar group Return (provided, however, that transactions with any member of the PepsiCo Group included in such Consolidated Group shall not be taken into account until the first Taxable period in which such transaction is required to be taken into account for Tax purposes under applicable law). Such computation shall be made (A) without regard to the income, deductions (including net operating loss and capital loss deductions) and credits in any year of any member of the PepsiCo Group, except to the extent that a payment was made to any member of the PepsiCo Group with respect thereto, (B) by taking account of any Tax Asset of the TRICON Group, including net operating loss and capital loss carryforwards and carrybacks and minimum Tax credits from earlier years of the TRICON Group except to the extent that such losses, carryforwards, carrybacks or credits have been used by any member of the PepsiCo Group for purposes of computing the PepsiCo

Tax Liability, (C) by applying the maximum applicable statutory Tax rate in effect under applicable law during the relevant year, and (D) reflecting the positions, elections and accounting methods used by the Consolidated Group in preparing the relevant Return for the Consolidated Group. Notwithstanding the foregoing, in the jurisdictions of the United Kingdom, Canada, Australia, Mexico and New Zealand, the TRICON Tax Liability shall be determined in accordance with PepsiCo's past policy for the sharing of Tax liabilities and losses and other Tax benefits. For purposes of the preceding sentence, in the event of any adjustment that increases the Tax liability of the relevant Consolidated Group in any of those jurisdictions, such increase shall be allocated proportionately among the legal entities impacted by such adjustment.

     (b) Any term used in this Agreement which is not defined in this Agreement shall, to the extent the context requires, have the meaning assigned to it in the Code or the applicable Treasury regulations thereunder (as interpreted in administrative pronouncements and judicial decisions) or in comparable provisions of applicable law.

2.   Administrative and Compliance Matters.

     (a) Sole Tax sharing Agreement. Any and all existing Tax sharing agreements or arrangements, written or unwritten, between any member of the PepsiCo Group and any member of the TRICON Group shall be or shall have been terminated as of the date of this Agreement. As of the date of this Agreement, neither the members of the TRICON Group nor the members of the PepsiCo Group shall have any further rights or liabilities thereunder, and this Agreement shall be the sole Tax sharing agreement between the members of the TRICON Group and the members of the PepsiCo Group. Notwithstanding the foregoing, if any such termination is not binding on any Taxing Authority, the TRICON Group shall hold the affected member of the PepsiCo Group harmless against any adverse effect which would have been avoided if such termination had been given effect by such Taxing Authority.

     (b) Designation of Agent. TRICON and each member of the TRICON Group, and PepsiCo and each member of the PepsiCo Group, as the case may be, in each case with respect to any Consolidated Group of which such Person is a member, hereby irrevocably authorize PepsiCo or TRICON, as the case may be, and consistent with past practice and applicable law, to designate a member of the PepsiCo Group or the TRICON Group, as appropriate, or a successor of such member, as its agent, coordinator, and administrator, for the purpose of taking any and all actions (including the execution of waivers of applicable statutes of limitation) necessary or incidental to the filing of any Return, any amended Return, or any claim for refund (even where an item or Tax Asset giving rise to an amended Return or refund claim arises in a Post-Distribution Period), credit or offset of Tax or any other proceedings, and for the purpose of making payments to, or collecting refunds from, any Taxing Authority, in each case relating only to any Pre-Distribution Period. Such designated member of the PepsiCo Group or the TRICON Group, as the case may be, as agent, covenants to TRICON or PepsiCo, respectively, that it shall be responsible to see that all such administrative matters relating thereto shall be handled promptly and appropriately.

     (c) Pre-Distribution Period Returns. With respect to a Consolidated Group, the member of the PepsiCo Group or the TRICON Group, as applicable, that is required by applicable law to file the Returns for all Pre-Distribution Periods will prepare such Returns with the assistance of the TRICON Group or the PepsiCo Group, respectively. With respect to each Consolidated Group, either a member of the PepsiCo Group or a member of the TRICON Group, as consistent with past practice and applicable law, will file the Pre-Distribution Period Returns for such Consolidated Group. PepsiCo and the members of the PepsiCo Group shall have the right with respect to any Consolidated Group Returns to determine (x) the manner in which such returns, documents or statements shall be prepared and filed, including, without limitation, the manner in which any item of income, gain, loss, deduction or credit shall be reported; provided, however, that such returns, documents or statements shall be prepared in accordance with past practice (unless such past practice is no longer permissible under the Code or other applicable law), (y) whether any extensions should be requested, and (z) subject to the third and fourth sentences of the definition of TRICON Tax Liability, the elections, including claims and surrenders for U.K. group relief and any similar foreign offsetting procedures, that will be made by any member of the PepsiCo Group or the TRICON Group. In addition, with respect to all Pre-Distribution Periods, except as provided in Section 8(b), PepsiCo and the members of the PepsiCo Group shall have the right to (i) contest, compromise or settle any adjustment or deficiency proposed, asserted or assessed as a result of any audit of any consolidated return filed by the PepsiCo Group or the TRICON Group, (ii) file, prosecute, compromise or settle any claim for refund, (iii) determine whether any refunds to which the PepsiCo Group may be entitled shall be received by way of refund or credited against the tax liability of the PepsiCo Group and (iv) determine whether a deposit will be made with a Taxing Authority to stop the running of interest. With respect to the 1997 Tax year, TRICON and the members of the TRICON Group shall prepare and deliver to PepsiCo all Tax Packages no later than the due date prescribed for the members of the PepsiCo Group.

3.   Tax Sharing.

     (a) General. For each Taxable period of each Consolidated Group during which income, profits, gains, net worth, receipts, sales, loss or credit against Tax of at least one member of each of the TRICON Group and the PepsiCo Group are includible in a Return of such Consolidated Group, the TRICON Group or the PepsiCo Group, as appropriate, shall pay, as provided in this Section 3, to the PepsiCo Group or the TRICON Group, respectively, an amount equal to the TRICON Tax Liability or the PepsiCo Tax Liability, as appropriate, for such Taxable period, if any. Any Return filed by an entity described in clause (i) of the definition of Consolidated Group shall be treated as required to be filed by the PepsiCo Group and any payment made prior to the Distribution with respect to such Return shall be treated as having been made by the PepsiCo Group. Any Return filed by an entity described in clause (ii) of the definition of Consolidated Group shall be treated as required to be filed by the TRICON Group and any payment made prior to the Distribution with respect to such Return shall be treated as having been made by the TRICON Group.

     (b) Estimated Payments. Not later than 3 days after a member of the PepsiCo Group or a member of the TRICON Group, as the case may be, makes an estimated Tax payment with respect to a Taxable period of a Consolidated Group, whether or not such payment is made prior to the Distribution, the PepsiCo Group shall (i) in good faith determine the amount of the TRICON Tax Liability or the PepsiCo Tax Liability, as appropriate, pursuant to this Agreement and (ii) deliver a written statement to TRICON reflecting the determination described above. Not later than three days after receipt of such statement, the TRICON Group shall pay to the PepsiCo Group or the PepsiCo Group shall pay to the TRICON Group, as appropriate, the amount so determined in accordance with Section 9 hereof.

     (c) Payment of Taxes at Year-End.

          (i) Not later than 5 business days before a member of the PepsiCo Group or a member of the TRICON Group, as the case may be, is required to file a Return (after taking extensions into account) with respect to any Consolidated Group for which payments are to be made under this Agreement, whether or not such Return is filed prior to the Distribution, the PepsiCo Group shall deliver to the TRICON Group a written statement setting forth the difference between (x) the TRICON Tax Liability or the PepsiCo Tax Liability, as appropriate, for such Return, and (y) the aggregate amount of payments with respect to the TRICON Tax Liability or the PepsiCo Tax Liability, as appropriate, for such year made pursuant to Section 3(b) or otherwise, including estimated Tax payments made by way of intercompany account transfers. Not later than the date such Return is required to be filed, the TRICON

Group shall pay to the PepsiCo Group or the PepsiCo Group shall pay to the TRICON Group, as appropriate, in accordance with Section 9 hereof, an amount equal to such difference, if any; provided, however, that to the extent such payment is to be made to the TRICON Group and is attributable to a claim for refund of Taxes previously paid to a Taxing Authority, the PepsiCo Group will not be required to make such payment to the TRICON Group.

          (ii) With respect to each Return described in Section 3(a) above and previously filed by a Consolidated Group, and for which the TRICON Tax Liability or the PepsiCo Tax Liability, as the case may be, has not been satisfied in full or for which the TRICON Group has not paid the PepsiCo Group in full for a benefit derived from the use of a Tax Asset of the PepsiCo Group, the TRICON Group shall pay to the PepsiCo Group or the PepsiCo Group shall pay to the TRICON Group, as appropriate, within 30 days of demand therefor, the amount in respect of such Return as determined by the PepsiCo Vice President, Tax.

          (d) Certain Other Matters.

               (i) With respect to each Consolidated Group, the TRICON Group shall pay to the PepsiCo Group the actual benefit received by such Consolidated Group from the use of any Tax Asset of the PepsiCo Group or any Tax Asset attributable to the Restaurant Business which is reattributed to PepsiCo pursuant to Treasury Regulation ss.1.1 502-20(g) or any comparable provision of applicable law, or in the event that California Pizza Kitchen ("CPK") is a member of the TRICON Group, the use of any Pre-Distribution Period Tax Asset of CPK (the "CPK Tax Asset"), including, without limitation, any Tax Asset that is reattributed to TRICON pursuant to Treasury Regulation Section 1.1502-20(g), whether arising in a Pre-Distribution Period or a Post-Distribution Period. TRICON agrees that if CPK is a member of the TRICON Group, any disposition of CPK will be effected as a stock transfer and an election shall be made to reattribute the net operating losses attributable to CPK to TRICON pursuant to Treasury Regulation Section 1.1502-20(g). Such benefit shall be considered equal to the excess of the amount of Tax that would have been payable to a Taxing Authority (or of the Tax refund that would have been receivable) by such Consolidated Group in the absence of such Tax Asset over the amount of Tax actually payable to a Taxing Authority (or of the Tax refund actually receivable) by such Consolidated Group. Payment of the amount of such benefit shall be made within 30 days of the receipt by any member of the TRICON Group of any refund, credit or other offset attributable thereto from the relevant Taxing Authority and the future Returns of the PepsiCo Group shall be adjusted to reflect such use. Notwithstanding the definition of TRICON Tax
          Liability or any other provision in this Agreement, any loss recognized upon any disposition of the casual dining restaurants or any disposition of assets thereof shall be treated as a Tax Asset of the PepsiCo Group.

               (ii) If, subsequent to the payment by the TRICON Group to the PepsiCo Group of any amount referred to in Section 3(d)(i) above, there shall be (A) a Final Determination which results in a disallowance or a reduction of the Tax Asset so used or (B) a reduction in the amount of the benefit realized by the TRICON Group from such Tax Asset as a result of a Final Determination or the use by the TRICON Group of a Tax Asset of a member of the TRICON Group, the PepsiCo Group shall repay to the TRICON Group the amount which would not have been payable to the PepsiCo Group pursuant to Section 3(d)(i) had the amount of the benefit been determined in light of such event. In addition, the PepsiCo Group shall hold each member of the TRICON Group harmless for any penalty or interest payable by any member of the TRICON Group as a result of any such event referred to in the preceding sentence, unless such event is attributable to any action of any member of the TRICON Group. Any amounts payable under this Section 3(d)(ii) shall be paid by the PepsiCo Group within 30 days after receipt of written notice from the TRICON Group.

               (e) Treatment of Adjustment.

                    (i) Except as provided in clause (iii) below if any adjustment is made in, or if a Taxing Authority assesses any deficiency with respect to, a Return of a Consolidated Group filed by a member of the TRICON Group which would have increased the PepsiCo Tax Liability under Section 3(c)(i), then within 30 days after a Final Determination of the adjustment, the PepsiCo Group shall pay to the TRICON Group the difference between all payments actually made under Section 3(c)(i) and all payments that would have been made under Section 3(c)(i) taking such adjustment into account.

                    (ii) If any adjustment is made in, or if a Taxing  Authority assesses any deficiency with respect to, a Return of a Consolidated Group filed by a member of the PepsiCo Group which would have increased the TRICON Tax Liability under Section 3(c)(i), then within 30 days after any member of the PepsiCo Group makes a payment to a Taxing Authority or makes a deposit with a Taxing Authority to stop the running of interest with respect to such adjustment, the TRICON Group shall pay to the PepsiCo Group the difference between all payments actually made under Section 3(c)(i) and all payments that would have been made under Section 3(c)(i) taking such adjustment into account.

                    (iii) If any adjustment made in, or any deficiency  assessed with respect to a Return of a Consolidated Group results in a reduction in the amount of the benefit realized by the PepsiCo Group from a Tax Asset of the TRICON Group (whether or not the TRICON Group was paid in respect of such benefit), the TRICON Group shall, within 30 days after receipt of written notice from the PepsiCo Group, pay to the PepsiCo Group the amount of such reduction. In addition, the TRICON Group shall hold each member of the PepsiCo Group harmless for any penalty or interest payable by any member of the TRICON Group as a result of any such reduction.

                    (iv) Any refunds or credits of Tax  (including a return of a deposit described in Section 3(e)(ii)) received by a member of the TRICON Group relating to a Pre-Distribution Period, shall be paid by such member of the TRICON Group to the PepsiCo Group within 30 days of receipt; provided that no such payment shall be required to the extent such refund or credit is attributable to
               (x) a Tax Asset of the PepsiCo Group for which payment has previously been made by the TRICON Group, or (y) an adjustment for which payment in respect thereof has previously been made pursuant to Section 3(e)(i) or 3(e)(ii).

4.   Certain Representations and Covenants.

     (a) (i) TRICON Representations. TRICON and each member of the TRICON Group represent that as of the date hereof, and covenants that on the Distribution Date, there is no plan or intention (A) to liquidate TRICON or to merge or consolidate TRICON, or any member of the TRICON Group conducting an active trade or business relied upon in connection with the Restructuring or the Distribution, with any other person subsequent to the Distribution, (B) to sell, refranchise or otherwise dispose of any asset, or close any restaurant unit, of TRICON or any member of the TRICON Group subsequent to the Distribution, in a manner that would result in any increased Tax liability or reduction of any Tax Asset of the PepsiCo Group or any member thereof, (C) to take any action inconsistent with the information and representations furnished to the IRS or any other Taxing Authority in connection with the request for a private letter ruling (or any comparable pronouncement by a Taxing Authority under applicable law) with respect to the Distribution or the Restructuring, regardless of whether such information and representations were included in the ruling or pronouncement issued by the IRS or other Taxing Authority, (D) to enter into any negotiations, agreements, or arrangements with respect to transactions or events (including stock issuances, pursuant to the exercise of options or otherwise, option grants, the adoption of, or authorization of shares under, a stock option plan, capital contributions, or acquisitions, but not including the Distribution) which, if treated as consummated before the proposed distribution, would result in PepsiCo not having "control" of TRICON within the meaning of sections 355(a)(1)(A) and 368(c) of the Code at the time of the Distribution, (E) to make any change in equity structure that would result in PepsiCo not having such "control" (except for the Distribution), (F) to repurchase stock of TRICON in a manner contrary to the requirements of Revenue Procedure 96-30 or in a manner contrary to the representations made in connection with the request for a private letter ruling with respect to the Distribution, (G) to take any action that contravenes any existing gain recognition agreement or other agreement with a Taxing Authority to which any member of the TRICON Group or the PepsiCo Group is a party or (H) to enter into any negotiations, agreements, or arrangements with respect to transactions or events (including stock issuances, pursuant to the exercise of options or otherwise, option grants, the adoption of, or authorization of shares under, a stock option plan, capital contributions, or acquisitions, but not including the Distribution) which may cause the Distribution to be treated as part of a plan pursuant to which one or more Persons acquire directly or indirectly TRICON stock representing a "50-percent or greater interest" within the meaning of
Section 355(d)(4) of the Code.

          (ii) TRICON and PepsiCo Representations. Each of TRICON, PepsiCo and the members of the TRICON Group and the PepsiCo Group, respectively, represents that as of the date hereof, and covenants that on the Distribution Date, neither TRICON, PepsiCo nor the members of the TRICON Group or PepsiCo Group, respectively (as applicable), is aware of any present plan or intention by the current shareholders of PepsiCo to sell, exchange, transfer by gift, or otherwise dispose of any of their stock in, or securities of, PepsiCo or TRICON subsequent to the Distribution. In making this representation, the parties hereto recognize that the shares of PepsiCo are, and the shares of TRICON will be, listed on certain stock exchanges and regular public trading in such shares can be expected.

     (b) TRICON Covenants. TRICON covenants to PepsiCo that, without the prior written consent of the PepsiCo Vice President, Tax, (i) during the two-year period following the Distribution Date neither TRICON, nor any member of the TRICON Group conducting an active trade or business relied upon in connection with the Restructuring or the Distribution, will liquidate, merge or consolidate with any other person, (ii) during the two-year period following the
Distribution Date TRICON will not sell, refranchise exchange, distribute or otherwise dispose of its assets or those of any member of the TRICON Group, or close any of its restaurant units or those of any member of the TRICON Group, in a manner that would result in any increased Tax liability or reduction of any Tax Asset of the PepsiCo Group or any member thereof, (iii) following the Distribution, TRICON will, for a minimum of two years, continue the active conduct of the historic business conducted by TRICON throughout the five year period prior to the Distribution, (iv) TRICON will not, nor will it permit any member of the TRICON Group to, take any action inconsistent with the information and representations furnished to the IRS or any other Taxing Authority in connection with the request for a private letter ruling (or any comparable pronouncement by a Taxing Authority under applicable law) with respect to the Distribution or the Restructuring, regardless of whether such information and representations were included in the ruling or pronouncement issued by the IRS or other Taxing Authority, (v) TRICON will not take any action that contravenes any existing gain recognition agreement or other agreement with a Taxing Authority to which any member of the TRICON Group or the PepsiCo Group is a party, (vi) TRICON will not repurchase stock of TRICON in a manner contrary to the requirements of Revenue Procedure 96-30 or in a manner contrary to the representations made in connection with the request for a private letter ruling with respect to the Distribution, (vii) on or after the Distribution Date TRICON will not, nor will it permit any member of the TRICON Group to, make or change any accounting method, amend any Return or take any Tax position on any Return, take any other action, omit to take any action or enter into any transaction that results in any increased Tax liability or reduction of any Tax Asset of the PepsiCo Group or any member thereof in respect of any Pre-Distribution Period, and (viii) during the applicable period provided in Section 355(e)(2)(B) of the Code with respect to the Distribution, it will not enter into any transaction or make any change in its equity structure (including stock issuances, pursuant to the exercise of options or otherwise, options grants, the adoption of, or authorization of shares under, a stock option plan, capital contributions, or acquisitions, but not including the Distribution) which may cause the Distribution to be treated as part of a plan pursuant to which one or more Persons acquire directly or indirectly TRICON stock representing a "50-percent or greater interest" within the meaning of Section 355(d)(4) of the Code. TRICON also covenants to PepsiCo that during the two-year period following the Distribution Date, TRICON will not enter into any transaction affecting, or that could affect, the ownership of the equity interests in TRICON, or make any change in its equity structure (including stock issuances, pursuant to the exercise of options or otherwise, the adoption of, or authorization of shares under, a stock option plan, capital contributions, or acquisitions, but not including the Distribution) unless TRICON provides the PepsiCo Vice President, Tax with written notification of such transaction, and the PepsiCo Vice President, Tax consents to such transaction; provided, however, that if such consent is not given, the PepsiCo Vice President, Tax agrees to seek an unqualified opinion of counsel from counsel chosen by the PepsiCo Vice President, Tax, that such transaction or change in equity structure, together with any prior transactions or changes in equity structure (including stock issuances, pursuant to the exercise of options or otherwise, option grants, the adoption of, or authorization of shares under, a stock option plan, capital contributions, or acquisitions, but not including the Distribution), if treated as consummated before the Distribution, would not result in PepsiCo not having "control" of TRICON within the meaning of Sections 355(a)(1)(A) and 368(c) of the Code at the time of the Distribution. Upon the receipt of such opinion, TRICON shall be entitled to enter into such transaction or make such change in its equity structure. If such an opinion is not obtained, TRICON shall not be entitled to enter into such transaction or make such change in its equity structure. The PepsiCo Vice President, Tax agrees that either (i) consent or
(ii) an opinion of counsel will be delivered to TRICON within 15 days of TRICON's written notification to PepsiCo of such transaction. TRICON covenants to PepsiCo that during the two-year period following the Distribution Date, TRICON will not issue any stock options with respect to shares that have not been authorized. In no event will TRICON enter into any transaction or make any change in equity structure (including stock issuances, pursuant to the exercise of options or otherwise, option grants, the adoption of, or authorization of shares under, a stock option plan, capital contributions, or acquisitions, but not including the Distribution) during the two year period following the Distribution which, if treated as consummated before the Distribution, would result in PepsiCo not having "control" of TRICON within the meaning of Sections 355(a) (1)(A) and 368(c) of the Code at the time of the Distribution. For purposes of the preceding sentence, any option authorized under a stock option plan will be treated as having been granted. TRICON shall provide to PepsiCo, on the first business day of every month, commencing on November 3, 1997, a certificate describing any transaction or change in equity structure described in the second sentence of this Section 4(b) and any option grants which occurred during the preceding month. TRICON agrees that PepsiCo is to have no liability for any tax resulting from any action referred to in this Section 4(b) and agrees to indemnify and hold harmless the PepsiCo Group against any such tax. TRICON shall also bear all Costs incurred by PepsiCo in connection with obtaining any opinion of counsel or in connection with PepsiCo's determination of whether or not to grant any written consent required under this Section 4(b).

     (c) Deductions and Certain Taxes Related to Options. The PepsiCo Vice President, Tax shall determine whether the PepsiCo Group or the TRICON Group shall file Returns claiming (x) the Tax deductions attributable to the exercise of options to purchase stock of PepsiCo which are held by employees or former employees of the TRICON Group and (y) any other similar compensation related Tax deductions. If it is determined that the PepsiCo Group shall claim all such Tax deductions, (i) the PepsiCo Group shall be entitled to any such Tax deductions,
(ii) the Returns of the PepsiCo Group and the TRICON Group shall reflect the entitlement of the PepsiCo Group to such deductions, (iii) to the extent any such deductions are disallowed because a Taxing Authority determines that TRICON should have claimed such deductions, the TRICON Group shall pay to the PepsiCo Group an amount equal to the Tax paid by the PepsiCo Group as a result of such disallowance, (iv) within 1 day of the exercise of any option described in clause (x) of the preceding sentence, or within 1 day of any other event that would result in a compensation related Tax deduction, as the case may be, the TRICON Group will pay to the PepsiCo Group an amount equal to the liability of the PepsiCo Group under the Federal Insurance Contributions Act, the Federal Unemployment Tax Act or any state employment tax law in connection with the exercise of such an option, except to the extent such Tax is withheld from a payment to the employee and remitted to a Taxing Authority on the employee's behalf. If it is determined that the TRICON Group shall claim all such Tax deductions, (i) the Returns of the PepsiCo Group and the TRICON Group shall reflect such determination, (ii) not later than 3 days prior to the due date of any Tax Return, TRICON shall notify the PepsiCo Vice President, Tax of the amount of Tax deductions it intends to claim with respect to such options or other compensation related Tax deductions, (iii) the TRICON Group shall pay to the PepsiCo Group an amount equal to the product of the amount of the related deductions and the sum of the PepsiCo Group's applicable statutory federal Tax rate and state and local Tax rate net of any federal Tax benefit attributable to state and local Taxes for the relevant Tax period, as determined by the PepsiCo Vice President, Tax, and such payment, with respect to each such deduction, shall be made not later than 3 days prior to the due date of the estimated Tax payment immediately following when any member of the TRICON Group becomes entitled to any refund, credit or other offset attributable to such deduction, (iv) TRICON and each member of the TRICON Group will indemnify the PepsiCo Group against any Tax liability of the PepsiCo Group under the Federal Insurance Contributions Act or the Federal Unemployment Tax Act incurred in connection with the exercise of such an option or the occurrence of any other event resulting in a compensation related Tax deduction, as the case may be, except for the extent such Tax is withheld from a payment to the employee and remitted to a Taxing Authority on the employee's behalf, and (v) to the extent such deduction is disallowed because a Taxing Authority determines that PepsiCo should have claimed such deduction, the PepsiCo Group will file an amended Return claiming such deduction, and the PepsiCo Group shall pay to the TRICON Group the actual benefit received by the PepsiCo Group in respect of such deduction to the extent that TRICON has previously made a payment to PepsiCo pursuant to the immediately preceding clause (iii) attributable to such deduction. For purposes of the immediately preceding clause (i), the PepsiCo Vice President, Tax will have the right to determine the amount of such Tax deductions attributable to the exercise of such options or other compensation related Tax deductions that will be claimed by the TRICON Group on any Tax Return; provided, however, that PepsiCo will indemnify TRICON and the members of the TRICON Group against any Tax liability for any disallowed deductions to the extent the amount of deductions claimed on any Tax return exceeds the amount of deductions in the notice described in the immediately preceding clause (ii) provided that TRICON has previously made a payment to PepsiCo pursuant to the immediately preceding clause (iii) attributable to such deductions. For purposes of the immediately preceding clause (v), such benefit shall be considered equal to the excess of the amount of Tax that would have been payable to a Taxing Authority (or of the Tax refund that would have been receivable) by the PepsiCo Group in the absence of such deduction over the amount of Tax actually payable to a Taxing Authority (or of the Tax refund actually receivable) by the PepsiCo Group. Payment of the amount of such benefit shall be made within 30 days of the receipt by any member of the PepsiCo Group of any refund, credit or other offset attributable thereto from the relevant Taxing Authority.

5.   Indemnities.

     (a) TRICON Indemnity. TRICON and each member of the TRICON Group will jointly and severally indemnify PepsiCo and the members of the PepsiCo Group that were members of a Consolidated Group that included such TRICON Affiliate against and hold them harmless from:

          (i) any Tax liability of the TRICON Group and any Tax liability attributable to the Restructuring except for any Tax liability described in
     Section 5(b)(ii);

          (ii) any liability or damage resulting from a breach by TRICON or any member of the TRICON Group of any representation or covenant made by TRICON herein;

          (iii) any Tax liability resulting from the Distribution and attributable to any action of TRICON or any member of the TRICON Group, without regard to whether the PepsiCo Vice President, Tax has consented to such action;

          (iv) any Tax  liability  resulting  from the  recapture,  pursuant  to
     Section 904(f) of the Code, of an overall foreign loss for a Pre-Distribution Period to the extent that the PepsiCo Vice President, Tax determines that such loss is attributable to operations of the Restaurant Business in a Pre-Distribution Period; and

          (v) all liabilities, costs, expenses (including, without limitation, reasonable expenses of investigation and attorneys' fees and expenses), losses, damages, assessments, settlements or judgments arising out of or incident to the imposition, assessment or assertion of any Tax liability or damage described in (i), (ii), (iii), or (iv) including those incurred in the contest in good faith in appropriate proceedings relating to the imposition, assessment or assertion of any such Tax, liability or damage.

     (b) PepsiCo Indemnity. PepsiCo and each member of the PepsiCo Group will jointly and severally indemnify TRICON and the members of the TRICON Group that were members of a Consolidated Group that included such PepsiCo Affiliate against and hold them harmless from:

          (i) any Tax liability of the PepsiCo Group and any Tax liability resulting from the Distribution, other than any such liabilities described in Section 5(a);

          (ii) with respect to the Restructuring, any Tax liability attributable to the distribution of certain borrowing proceeds by TRICON to PepsiCo described in Section 13 of the Separation Agreement and any current Taxes attributable to the Restructuring and shown as due on any Return for the period up to and including the Distribution Date and filed within 12 months of the Distribution Date; provided, however, that PepsiCo shall have complete discretion in determining the amount of such Tax liabilities to be shown on such Returns;

          (iii) any liability or damage resulting from a breach by PepsiCo or any member of the PepsiCo Group of any representation or covenant made by PepsiCo herein; and

          (iv) all liabilities, costs, expenses (including, without limitation, reasonable expenses of investigation and attorneys' fees and expenses), losses, damages, assessments, settlements or judgments arising out of or incident to the imposition, assessment or assertion of any Tax liability or damage described in (i) or (ii) including those incurred in the contest in good faith in appropriate proceedings relating to the imposition, assessment or assertion of any such Tax, liability or damage. If a member of the PepsiCo Group ceases to be an Affiliate of PepsiCo as a result of a sale of its stock to a third party (whether or not treated as a sale or exchange of stock for Tax purposes), such member of the PepsiCo Group shall be released from its obligations under this Agreement upon such sale and neither PepsiCo nor any member of the PepsiCo Group shall have any obligation to indemnify TRICON or any member of the TRICON Group under
     Section 5(b)(iii) for any liability or damage attributable to actions taken by such Affiliate after such sale.

     (c) Discharge of Indemnity. TRICON, PepsiCo and the members of the TRICON Group and PepsiCo Group, respectively, shall discharge their obligations under Sections 5(a) and 5(b) hereof, respectively, by paying the relevant amount within 30 days of demand therefor. The PepsiCo Group shall be entitled to make such a demand at any time after a member of the PepsiCo Group makes a payment or deposit in respect of a Tax for which any member of the TRICON Group has an obligation under Section 5(a). The TRICON Group shall be entitled to make such a demand at any time after a Final

Determination of an obligation of any member of the PepsiCo Group under Section 5(b). Any such demand shall include a statement showing the amount due under
Section 5(a) or 5(b), as the case may be. Calculation mechanics relating to items described in Section 5(a)(i) and 5(b)(i) are set forth in Section 3(c). Notwithstanding the foregoing, if either TRICON, PepsiCo or any member of the TRICON Group or PepsiCo Group disputes in good faith the fact or the amount of its obligation under Section 5(a) or Section 5(b), then no payment of the amount in dispute shall be required until any such good faith dispute is resolved in accordance with Section 16 hereof; provided, however, that any amount not paid within 30 days of demand therefor shall bear interest as provided in Section 9.

     (d) Tax Benefits. If an indemnification obligation of any member of the PepsiCo Group or any member of the TRICON Group, as the case may be, under this
Section 5 with respect to a Consolidated Group arises in respect of an adjustment that makes allowable to a member of the TRICON Group or a member of the PepsiCo Group, respectively, any deduction, amortization, exclusion from income or other allowance (a "Tax Benefit") which would not, but for such adjustment, be allowable, then any payment by any member of the PepsiCo Group or any member of the TRICON Group, respectively, pursuant to this Section 5 shall be an amount equal to (x) the amount otherwise due but for this subsection (d), minus (y) the present value of the product of the Tax Benefit multiplied (i) by the maximum applicable federal, foreign or state, as the case may be, corporate tax rate in effect at the time such Tax Benefit becomes allowable to a member of the TRICON Group or a member of the PepsiCo Group (as the case may be) or (ii) in the case of a credit, by 100 percent. The present value of such product shall be determined by discounting such product from the time the Tax Benefit becomes allowable at a rate equal to Prime.

     (e) For purposes of this Section 5, in the case of Taxes that are imposed on a periodic basis and are payable for a Tax period that includes (but does not end on) the Distribution Date, the portion of such Tax related to the portion of such Tax period ending on the Distribution Date shall (x) in the case of any Taxes other than Taxes based upon or related to income, sales, gross receipts, wages, capital expenditures or expenses, be deemed to be the amount of such Tax for the entire Tax period multiplied by a fraction the numerator of which is the number of days in the Tax period ending on the Distribution Date and the denominator of which is the number of days in the entire Tax period, and (y) in the case of any Tax based upon or related to income, sales, gross receipts, wages, capital expenditures or expenses, be deemed equal to the amount which would be payable if the relevant Tax period ended on the Distribution Date.

6. Guarantees. PepsiCo or TRICON, as the case may be, shall guarantee the obligations of each member of the PepsiCo Group or the TRICON Group, respectively, under this Agreement.

7.   Communication and Cooperation

     (a) Consult and Cooperate. TRICON and PepsiCo shall consult and cooperate (and shall cause each member of the TRICON Group or the PepsiCo Group, respectively, to cooperate) fully at such time and to the extent reasonably requested by the other party in connection with all matters subject to this Agreement. Such cooperation shall include, without limitation,

          (i) the retention and provision on reasonable request of any and all information including all books, records, documentation or other information pertaining to Tax matters relating to the PepsiCo Group and the TRICON Group, any necessary explanations of information, and access to personnel, until one year after the expiration of the applicable statute of limitation (giving effect to any extension, waiver, or mitigation thereof);

          (ii) the execution of any document that may be necessary or helpful in connection with any required Return or in connection with any audit, proceeding, suit or action; and

          (iii) the use of the parties' best efforts to obtain any documentation from a governmental authority or a third party that may be necessary or helpful in connection with the foregoing.

     (b) Provide Information. PepsiCo and TRICON shall keep each other fully informed with respect to any material development relating to the matters subject to this Agreement.

         (c) Tax Attribute Matters. PepsiCo and TRICON shall promptly advise each other with respect to any proposed Tax adjustments relating to a Consolidated Group, which are the subject of an audit or investigation, or are the subject of any proceeding or litigation, and which may affect any Tax liability or any Tax attribute of PepsiCo, TRICON, the PepsiCo Group, the TRICON Group or any member of the TRICON Group or the PepsiCo Group (including, but not limited to, basis in an asset or the amount of earnings and profits).

8.   Audits and Contest.

     (a) Notwithstanding anything in this Agreement to the contrary, PepsiCo shall have full control over all matters relating to any Return or any Tax Proceeding relating to any Tax matters of at least one member of the PepsiCo Group. TRICON may, at its own expense, participate in any such Tax Proceeding. Except as provided in Section 8(b), PepsiCo shall have absolute discretion with respect to any decisions to be made, or the nature of any action to be taken, with respect to any matter described in the preceding sentence.

     (b) (i) No settlement of any Tax Proceeding relating to any matter which would cause a payment obligation under Sections 5(a) or 5(b) shall be accepted or entered into by or on behalf of the party entitled to receive a payment under either Section 5(a) or 5(b), whichever is applicable, unless the party ultimately responsible for such payment under either Section 5(a) or 5(b), whichever is applicable (the "Indemnitor"), consents thereto in writing (which consent shall not be unreasonably withheld or delayed); provided, however, that, notwithstanding anything to the contrary in this Agreement, PepsiCo may settle any Tax Proceeding if it determines, in its sole judgment, that TRICON is not cooperating in such Tax Proceeding; . If the Indemnitor does not respond to the indemnified party's request for consent within 30 days, the Indemnitor will be deemed to have consented to the settlement.

          (ii) Upon request, during the course of any Tax Proceeding relating to a Tax liability or damage described in Section 5(a), TRICON shall from time to time furnish PepsiCo with evidence reasonably satisfactory to PepsiCo of TRICON's ability to pay the amount for which it is responsible pursuant to
     Section 5(a). If at any time during such Tax Proceeding PepsiCo determines that

     TRICON could not pay such amount, then TRICON shall be required to furnish a guarantee or performance bond satisfactory to PepsiCo in an amount equal to the amount for which TRICON is responsible pursuant to Section 5(a). If TRICON fails to furnish such guarantee or bond, PepsiCo may settle the Tax proceeding without TRICON's consent, and TRICON shall remain obligated to indemnify PepsiCo pursuant to Section 5(a).

          (iii) Notwithstanding anything to the contrary in this Agreement, in the event a Tax Proceeding involves an issue that is common to both the PepsiCo Group and the TRICON Group, including but not limited to the pending litigation regarding Section 1253 of the Code, PepsiCo shall use its best efforts to settle such issues on behalf of the PepsiCo Group and the TRICON Group on a consistent basis.

          (iv) Notwithstanding anything to the contrary in this Agreement, with respect to any Tax Proceeding involving issues solely related to a TRICON Tax liability, TRICON shall have control over such Tax Proceeding.

          (v) With respect to any Tax Proceeding that relates to a TRICON Tax liability, PepsiCo agrees to act in good faith on behalf of TRICON and the members of the TRICON Group in settling such Tax Proceeding.

     (c) The indemnified party agrees to give notice to the Indemnitor of the assertion of any claim, or the commencement of any suit, action or proceeding in respect of which indemnity may be sought hereunder within 30 days of such assertion or commencement, or such earlier time that would allow the Indemnitor to timely respond to such claim, suit action or proceeding.

     (d) With respect to Returns relating to Taxes solely attributable to the TRICON Group, TRICON and the members of the TRICON Group shall have full control over all matters relating to any Tax Proceeding in connection therewith. TRICON and the members of the TRICON Group shall have absolute discretion with respect to any decisions to be made, or the nature of any action to be taken, with respect to any matter described in the preceding sentence.

9. Payments. All payments to be made hereunder shall be made in immediately available funds. Except as otherwise provided, all payments required to be made pursuant to this Agreement will be due 30 days after the receipt of notice of such payment or, where no notice is required, 30 days after the fixing of liability or the resolution of a dispute. Payments shall be deemed made when received. Any payment that is not made by the PepsiCo Group when due shall bear interest at LIBOR minus 10 basis points, as quoted from time to time, for each day until paid. Any payment that is not made by the TRICON Group when due shall bear interest at LIBOR plus 75 basis points, as quoted from time to time, for each day until paid. If, pursuant to a Final Determination, any amount paid by PepsiCo or the members of the PepsiCo Group or TRICON or the members of the TRICON Group, as the case may be, pursuant to this Agreement results in any increased Tax liability or reduction of any Tax Asset of TRICON or any member of the TRICON Group or PepsiCo or any member of the PepsiCo Group, respectively, then PepsiCo or TRICON, as appropriate, shall indemnify the other party and hold it harmless from any interest or penalty attributable to such increased Tax liability or the reduction of such Tax Asset and shall pay to the other party, in addition to amounts otherwise owed, the After-Tax Amount. With respect to any payment required to be made under this Agreement, the PepsiCo Vice President, Tax has the right to designate, by written notice to TRICON, which member of the TRICON Group or the PepsiCo Group, as the case may be, will make or receive such payment and in which currency such payment will be made.

10. Notices. Any notice, demand, claim, or other communication under this Agreement shall be in writing and shall be deemed to have been given upon the delivery or mailing thereof, as the case may be, if delivered personally or sent by certified mail, return receipt requested, postage prepaid, to the parties at the following addresses (or at such other address as a party may specify by notice to the other):


     If to PepsiCo or the PepsiCo Group, to:

         Matthew McKenna
         Vice President, Tax
         PepsiCo, Inc.
         700 Anderson Hill Road
         Purchase, New York 10577-1444

     If to TRICON or the TRICON Group, to:

         Steve Feilmeier
         Vice President, Tax
         TRICON Global Restaurants, Inc.
         1441 Gardiner Lane
         Louisville, KY 40213

11.  Costs and Expenses.

          (i) Except as expressly set forth in this Agreement, each party shall bear its own costs and expenses incurred pursuant to this Agreement. For purposes of this Agreement, costs and expenses shall include, but not be limited to, reasonable attorney fees, accountant fees and other related professional fees and disbursements. Notwithstanding anything to the contrary in this Agreement, the TRICON Group will be responsible for its allocable portion, as determined by the PepsiCo Vice President, Tax, of (i) all costs and expenses attributable to filing any Return that reflects the income, assets or operations of the TRICON Group and any Return required to be filed in connection with the Restructuring, and (ii) all costs and expenses incurred by PepsiCo in complying with the provisions of Section 7 of this Agreement.

          (ii) With respect to all Tax Proceedings, including pending litigation with any Taxing Authority, costs shall be allocated in good faith by the PepsiCo Vice President, Tax. Each party hereto shall be liable for its allocable portion of such costs as provided in Section 5.

12. Effectiveness: Termination and Survival. This Agreement shall become effective upon the consummation of the Distribution. All rights and obligations arising hereunder with respect to a Pre-Distribution Tax Period shall survive until they are fully effectuated or performed and, provided, further, that notwithstanding anything in this Agreement to the contrary, this Agreement shall remain in effect and its provisions shall survive for one year after the full period of all applicable statutes of limitation (giving effect to any extension, waiver or mitigation thereof) and, with respect to any claim hereunder initiated prior to the end of such period, until such claim has been satisfied or otherwise resolved.

13. Section Headlines. The headings contained in this Agreement are inserted for convenience only and shall not constitute a part hereof or in any way affect the meaning or interpretation of this Agreement.

14.  Entire Agreement: Amendments and Waivers.

     (a) Entire Agreement. This Agreement contains the entire understanding of the parties hereto with respect to the subject matter contained herein. No alteration, amendment, modification, or waiver of any of the terms of this Agreement shall be valid unless made by an instrument signed by an authorized of officer of each of PepsiCo and TRICON, or in the case of a waiver, by the party against whom the waiver is to be effective.

     (b) Amendments and Waivers. No failure or delay by any party in exercising any right, power or privilege hereunder shall operate as a waiver hereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any right, power or privilege. This Agreement shall not be waived, amended or otherwise modified except in writing, duly executed by all of the parties hereto.

15. Governing Law and Interpretation. This Agreement shall be construed and enforced in accordance with the laws of the State of North Carolina without giving effect to laws and principles relating to conflicts of law.

16. Dispute Resolution. If the parties hereto are unable to resolve any disagreement or dispute relating to this Agreement, including but not limited to whether a transaction is part of the Restructuring and whether a Tax liability is a PepsiCo Tax Liability or a TRICON Tax Liability, such dispute shall be resolved in good faith by the PepsiCo Vice President, Tax.

17. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same Agreement.

18. Assignments; Third Party Beneficiaries. Except as provided below, this Agreement shall be binding upon and shall inure only to the benefit of the parties hereto and their respective successors and assigns, by merger, acquisition of assets or otherwise (including but not limited to any successor of a party hereto succeeding to the Tax attributes of such party under applicable law). This Agreement is not intended to benefit any person other than the parties hereto and such successors and assigns, and no such other person shall be a third party beneficiary hereof. If, during the period beginning on the Distribution Date and ending upon the expiration of the survival period set forth in Section 12, any corporation becomes an Affiliate of TRICON, such Affiliate shall be bound by the terms of this Agreement and TRICON shall provide evidence to PepsiCo of such Affiliate's agreement to be bound by the terms of this Agreement.

19. Authorization. etc. Each of the parties hereto hereby represents and warrants that it has the power and authority to execute, deliver and perform this Agreement, that this Agreement has been duly authorized by all necessary corporate action on the part of such party, that this Agreement constitutes a legal, valid and binding obligation of each such party, and that the execution, delivery and performance of this Agreement by such party does not contravene or conflict with any provision or law or of its charter or bylaws or any agreement, instrument or order binding on such party.

IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the day and year first written above.

                              PepsiCo  on its own  behalf  and
                              on  behalf of the members of the
                              PepsiCo Group.

                              By:  /s/ Karl M. von der Heyden
                                   ---------------------------------------------
                                   Karl M. von der Heyden
                                   Chief Financial Officer



                              TRICON on its own behalf and
                              on behalf of the members of the
                              TRICON Group

                              By:  /s/ Andrall E. Pearson
                                   ---------------------------------------------
                                   Andrall E. Pearson
                                   Chairman of the Board

                                                                    EXHIBIT 10.3


                           EMPLOYEE PROGRAMS AGREEMENT
                              between PepsiCo, Inc.
                                       and
                         TRICON Global Restaurants, Inc.

                           Dated as of August 26, 1997

                                TABLE OF CONTENTS



1 DEFINITIONS AND REFERENCES................................................1
     1.1 DEFINITIONS........................................................1
         (a) 414(l)(1) Amount...............................................1
         (b) Action.........................................................1
         (c) Agreement......................................................2
         (d) ASO Contract...................................................2
         (e) Award..........................................................2
         (f) Casual Dining Businesses.......................................2
         (g) Bulk Asset Transfer............................................2
         (h) Close of the Distribution Date.................................2
         (i) Code...........................................................2
         (j) Conversion Formula.............................................2
         (k) Deferral Programs..............................................2
         (l) Distribution...................................................2
         (m) Distribution Date..............................................3
         (n) DRIP...........................................................3
         (o) ERISA..........................................................3
         (p) Executive Programs.............................................3
         (q) Foreign Plan...................................................3
         (r) Governmental Authority.........................................3
         (s) Group Insurance Policy.........................................3
         (t) Health and Welfare Plans.......................................3
         (u) Hiring Company.................................................4
         (v) HMO............................................................4
         (w) HMO Agreements.................................................4
         (x) Immediately after the Distribution Date........................4
         (y) Individual Agreement...........................................4
         (z) Indemnitor.....................................................4
         (aa) Initial Asset Transfer........................................4
         (bb) Liabilities...................................................5
         (cc) Long-Term Incentive Plan......................................5
         (dd) LTD VEBA......................................................5
         (ee) Master Trust..................................................5
         (ff) Material Feature..............................................5
         (gg) Participating Company.........................................5
         (hh) Pension Equalization Plan.....................................5

         (ii) Pension Plan..................................................6
         (jj) PepsiCo Capital Stock.........................................6
         (kk) PepsiCo Executive.............................................6
         (ll) PepsiCo Group.................................................6
         (mm) PepsiCo Leave of Absence Programs.............................6
         (nn) Person........................................................6
         (oo) Plan..........................................................6
         (pp) Prior Company.................................................6
         (qq) Record Date...................................................7
         (rr) Reimbursement Plans...........................................7
         (ss) Restaurant Businesses.........................................7
         (tt) Salaried Employee.............................................7
         (uu) Savings Plan..................................................7
         (vv) Separation Agreement..........................................7
         (ww) SharePower Plan...............................................7
         (xx) Short-Term Incentive Plan.....................................7
         (yy) Stock Option Incentive Plan...................................8
         (zz) Stock Purchase Plan...........................................8
         (aaa) Subsequent Asset Transfer....................................8
         (bbb) Subsidiary...................................................8
         (ccc) Transferred Individual.......................................8
         (ddd) Transition Individual........................................9
         (eee) Transition Period............................................9
         (fff) TRICON Common Stock.........................................10
         (ggg) TRICON Group................................................10
     1.2 REFERENCES........................................................10

2 GENERAL PRINCIPLES.......................................................11
     2.1 ASSUMPTION OF LIABILITIES.........................................11
     2.2 TRICON PARTICIPATION IN PEPSICO PLANS.............................11
         (a) Participation in PepsiCo Plans and
             PepsiCo Restaurant Health and Welfare Plans...................11
         (b) PepsiCo's General Obligations as Plan Sponsor.................12
         (c) TRICON's General Obligations as Participating Company.........12
         (d) Termination of Participating Company Status...................12
     2.3 ESTABLISHMENT OF TRICON PLANS.....................................12
     2.4 TERMS OF PARTICIPATION BY TRANSFERRED INDIVIDUALS.................13
     2.5 RESTRICTION ON PLAN AMENDMENTS....................................13

3 DEFINED BENEFIT PLANS....................................................14
     3.1 ESTABLISHMENT OF MIRROR PENSION TRUSTS............................14
     3.2 PIZZA HUT PENSION PLANS...........................................14
     3.3 ASSUMPTION OF PENSION PLAN AND PENSION EQUALIZATION
         PLAN LIABILITIES AND ALLOCATION OF INTERESTS IN THE PEPSICO
         PENSION TRUST.....................................................14
         (a) Assumption of Liabilities by TRICON Pension Plan..............14
         (b) Asset Allocations and Transfers...............................14
     3.4 ACTION IN EVENT OF PBGC INTERVENTION..............................16

4 DEFINED CONTRIBUTION PLANS...............................................17
     4.1 SAVINGS PLAN......................................................17
         (a) Savings Plan Trust............................................17
         (b) Assumption of Liabilities and Transfer of Assets..............17
         (c) Non-Employer Stock Funds......................................17
         (d) Miscellaneous Funds...........................................18
     4.2 ESOP..............................................................18

5 HEALTH AND WELFARE PLANS.................................................19
     5.1 ASSUMPTION OF HEALTH AND WELFARE PLAN LIABILITIES.................19
     5.2 ESTABLISHMENT OF MIRROR LTD VEBA..................................19
     5.3 LTD VEBA ASSET TRANSFERS..........................................19
     5.4 CONTRIBUTIONS TO, INVESTMENTS OF, AND DISTRIBUTIONS FROM VEBAS....20
     5.5 VENDOR CONTRACTS..................................................20
         (a) ASO Contracts, Group Insurance Policies, HMO Agreements
             and Letters of Understanding..................................20
         (b) Effect of Change in Rates.....................................21
         (c) Management of the ASO Contracts, Group Insurance
             Policies, HMO Agreements, Letters of Understanding
             and other Vendor Contracts....................................21
     5.6 PEPSICO SALARY CONTINUATION.......................................21
     5.7 POSTRETIREMENT HEALTH AND LIFE INSURANCE BENEFITS.................22
     5.8 COBRA AND HIPAA...................................................22
     5.9 LEAVE OF ABSENCE PROGRAMS.........................................22
     5.10 PEPSICO WORKERS' COMPENSATION PROGRAM............................22
     5.11 PEPSICO PRIVATE LINE EMPLOYEE ASSISTANCE PROGRAM.................23
     5.12 POST-DISTRIBUTION TRANSITIONAL ARRANGEMENTS......................23
         (a) Continuance of Elections, Co-Payments and Maximum Benefits....23
         (b) Administration................................................23
         (c) Other Post-Distribution Transitional Rules....................24
     5.13 APPLICATION OF ARTICLE 5 TO THE TRICON GROUP.....................24

6 EXECUTIVE PROGRAMS.......................................................25
     6.1 ASSUMPTION OF OBLIGATIONS.........................................25
     6.2 SHORT-TERM INCENTIVE PLANS........................................25
     6.3 LONG-TERM INCENTIVE PLAN AND STOCK OPTION INCENTIVE PLAN..........25
         (a) Transferred Individuals Who Are Active Employees of TRICON....25
         (b) Transferred Individuals Who Are Not Active Employees of
             TRICON........................................................27
     6.4 DEFERRAL PROGRAMS.................................................27
         (a) PepsiCo Executive Income Deferral Program.....................27
         (b) PepsiCo Performance Share Unit Deferral Program...............28
         (c) PepsiCo Option Gains Deferral Program.........................28
     6.5 RESTAURANT DEFERRED COMPENSATION PLAN.............................28
     6.6 EXECUTIVE LOAN PROGRAM............................................28
     6.7 STOCK OPTION INCENTIVE PLAN RECORDKEEPING ACCOUNTS................29

7 MISCELLANEOUS BENEFITS...................................................30
     7.1 SHAREPOWER PLAN...................................................30
         (a) Treatment of Outstanding Grants Under PepsiCo SharePower
             Plan..........................................................30
         (b) Recordkeeping Accounts........................................30
     7.2 STOCK PURCHASE PLAN...............................................31
         (a) Transfer of PepsiCo Capital Stock.............................31
         (b) Transfer of TRICON Common Stock...............................31

8 TRANSITIONAL ARRANGEMENTS................................................32
     8.1 TRANSITION INDIVIDUALS/RECOGNITION OF SERVICE.....................32
     8.2 PENSION PLANS.....................................................32
         (a) Assumption of Liabilities/Noncommencement of Pensions.........32
         (b) Asset/Liability Allocations and Transfers.....................32
     8.3 SAVINGS PLAN......................................................33
     8.4 HEALTH AND WELFARE PLANS..........................................33
         (a) Continuance of Elections, Co-Payments, and Maximum Benefits...33
         (b) Reimbursement Plans...........................................33
     8.5 EXECUTIVE PROGRAMS................................................33
         (a) Long-Term Incentive Plan and Stock Option Incentive Plan......33
         (b) Restaurant Deferred Compensation Plan.........................34
         (c) Deferral Programs.............................................34
     8.6 SHAREPOWER PLANS..................................................34
     8.7 STOCK PURCHASE PLANS..............................................34
     8.8 SHORT-TERM INCENTIVE PLAN.........................................34

9 GENERAL..................................................................35
     9.1 PAYMENT OF AND ACCOUNTING TREATMENT FOR EXPENSES AND BALANCE
         SHEET AMOUNTS.....................................................35
         (a) Expenses......................................................35
         (b) Balance Sheet Amounts.........................................35
     9.2 SHARING OF PARTICIPANT INFORMATION................................35
     9.3 RESTRICTIONS ON EXTENSION OF OPTION EXERCISE PERIODS,
         AMENDMENT OR MODIFICATION OF OPTION TERMS AND CONDITIONS..........35
     9.4 NON-SOLICITATION OF EMPLOYEES.....................................36
     9.5 REPORTING AND DISCLOSURE AND COMMUNICATIONS TO PARTICIPANTS.......36
     9.6 PLAN AUDITS.......................................................36
         (a) Audit Rights with Respect to the Allocation or Transfer of
             Plan Assets...................................................36
         (b) Audit Rights With Respect to Information Provided.............37
         (c) Audits Regarding Vendor Contracts.............................37
     9.7 BENEFICIARY DESIGNATIONS..........................................37
     9.8 REQUESTS FOR INTERNAL REVENUE SERVICE RULINGS AND UNITED
         STATES DEPARTMENT OF LABOR OPINIONS...............................38
         (a) Cooperation...................................................38
         (b) Applications..................................................38
     9.9 FIDUCIARY AND RELATED MATTERS.....................................38
     9.10 NON-TERMINATION OF EMPLOYMENT; NO THIRD-PARTY BENEFICIARIES......38
     9.11 COLLECTIVE BARGAINING............................................39
     9.12 CONSENT OF THIRD PARTIES..................................... ...39

     9.13 FOREIGN PLANS....................................................39
     9.14 EFFECT IF DISTRIBUTION DOES NOT OCCUR............................39
     9.15 RELATIONSHIP OF PARTIES..........................................39
     9.16 AFFILIATES.......................................................40
     9.17 ARBITRATION......................................................40
     9.18 INDEMNIFICATION..................................................40
     9.19 NOTICES..........................................................42
     9.20 INTERPRETATION...................................................42
     9.21 GOVERNING LAW/EXECUTION..........................................42

APPENDIX A PEPSICO EXECUTIVE PROGRAMS......................................43

APPENDIX B HEALTH AND WELFARE PLANS........................................44

APPENDIX C FOREIGN PLANS...................................................46

                           EMPLOYEE PROGRAMS AGREEMENT

     This EMPLOYEE PROGRAMS AGREEMENT, dated as of August 26, 1997, is by and between PepsiCo, Inc., a North Carolina corporation ("PepsiCo"), and TRICON Global Restaurants, Inc., a North Carolina corporation ("TRICON").

     WHEREAS, PepsiCo has decided to consolidate the assets and operations of its worldwide KFC, Pizza Hut and Taco Bell businesses (collectively, the "Restaurant Businesses") into TRICON and TRICON's subsidiaries and affiliates and to distribute the Common Stock of TRICON to the holders of PepsiCo Capital Stock (the "Distribution"); and

     WHEREAS, PepsiCo and TRICON have entered into a Separation Agreement, dated as of the date of this agreement (the "Separation Agreement"), and certain other agreements that will govern certain matters relating to the Distribution and the relationship of PepsiCo and TRICON and their respective Subsidiaries following the Distribution; and

     WHEREAS, pursuant to the Separation Agreement, PepsiCo and TRICON have agreed to enter into this Agreement for the purpose of allocating assets, liabilities, and responsibilities with respect to certain employee compensation and benefit plans and programs between them;

     NOW, THEREFORE, in consideration of the mutual promises contained herein and in the Separation Agreement, the Parties (as that term is defined in the Separation Agreement) agree as follows:

                                     ARTICLE
                                        1
                           DEFINITIONS AND REFERENCES


1.1  DEFINITIONS

     For purposes of this Agreement, capitalized terms used (other than the formal names of PepsiCo Plans (as defined below)) and not otherwise defined shall have the respective meanings assigned to them below or as assigned to them in the Separation Agreement (as defined above):

     (a) 414(l)(1) Amount

     "414(l)(1) Amount" means, the minimum amount necessary to fund vested benefits under the PepsiCo Pension Plan and the TRICON Pension Plan on a "termination basis" (as that term is defined in Treas. Reg. ss. 1.414(l)-1(b)(5)) in accordance with the actuarial assumptions described in
Section 3.3.

     (b) Action

     "Action" means any demand, action, cause of action, suit, countersuit, arbitration, inquiry, proceeding, or investigation by or before any Governmental Authority or any arbitration or mediation tribunal, pending or threatened, known or unknown.

     (c) Agreement

     "Agreement" means this Employee Programs Agreement, including all the attached Appendices.

     (d) ASO Contract

     "ASO Contract" means an administrative services only contract, related prior practice, or related understanding with a third-party administrator that pertains to any PepsiCo Health and Welfare Plan, PepsiCo Restaurants Health and Welfare Plan, or TRICON Health and Welfare Plan.

     (e) Award

     "Award" means an award under a Long-Term Incentive Plan or a Short-Term Incentive Plan or, as the context or facts may require, any other award under another incentive or special bonus, incentive, or award program or arrangement.

     (f) Casual Dining Businesses

     "Casual Dining Businesses" has the meaning given that term under the Separation Agreement.

     (g) Bulk Asset Transfer

     "Bulk Asset Transfer" is defined in Section 3.3(b)(2).

     (h) Close of the Distribution Date

     "Close of the Distribution Date" means 11:59:59 P.M., Eastern Daylight Time on the Distribution Date.

     (i) Code

     "Code" means the Internal Revenue Code of 1986, as amended, or any successor federal income tax law. Reference to a specific Code provision also includes any proposed, temporary, or final regulation in force under that provision.

     (j) Conversion Formula

     "Conversion Formula" means the appropriate formula described in the Form 10, filed with the Securities and Exchange Commission by PepsiCo in connection with the Distribution, which shall be applied for adjusting the exercise price and award size of PepsiCo stock options under the PepsiCo Long-Term Incentive Plan, PepsiCo SharePower Plan and PepsiCo Stock Option Incentive Plan or for determining the exercise price and number of TRICON stock options issued as a result of the conversion of PepsiCo options granted under the PepsiCo Long-Term Incentive Plan, the PepsiCo Stock Option Incentive Plan and the PepsiCo SharePower Plan, as applicable.

     (k) Deferral Programs

     "Deferral Programs," when immediately preceded by "PepsiCo" or when the applicable Hiring Company or Prior Company is a member of the PepsiCo Group, means the PepsiCo, Inc. Executive Income Deferral Program, the PepsiCo, Inc. Performance Share Unit Deferral Program, and the PepsiCo, Inc. Option Gains Deferral Program. When immediately preceded by "TRICON" or when the applicable Hiring Company or Prior Company is a member of the TRICON Group, "Deferral Plan" means the executive income deferral program, performance share unit deferral program and the option gains deferral program to be established by TRICON pursuant to Section 2.3.

     (l) Distribution

     "Distribution" has the meaning given that term under the Separation Agreement.

     (m) Distribution Date

     "Distribution Date" has the meaning given that term under the Separation Agreement.

     (n) DRIP

     "DRIP," when immediately preceded by "PepsiCo" or when the applicable Hiring Company or Prior Company is a member of the PepsiCo Group, means the PepsiCo Dividend Reinvestment Plan. When immediately preceded by "TRICON" or when the applicable Hiring Company or Prior Company is a member of the TRICON Group, "DRIP" means the dividend reinvestment plan or program to be established by TRICON.

     (o) ERISA

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended. Reference to a specific provision of ERISA also includes any proposed, temporary, or final regulation in force under that provision.

     (p) Executive Programs

     "Executive Programs," when immediately preceded by "PepsiCo" or when the applicable Hiring Company or Prior Company is a member of the PepsiCo Group, means the executive benefit and nonqualified plans, programs, and arrangements established, maintained, agreed upon, or assumed by a member of the PepsiCo Group for the benefit of employees and former employees of members of the PepsiCo Group before the Close of the Distribution Date, including the plans and programs listed in Appendix A. When immediately preceded by "TRICON" or when the applicable Hiring Company or Prior Company is a member of the TRICON Group, "Executive Programs" means the executive benefit plans and programs to be established by TRICON pursuant to Section 2.3 that correspond to the respective PepsiCo Executive Programs including those plans and programs listed in Appendix A.

     (q) Foreign Plan

     "Foreign Plan," when immediately preceded by "PepsiCo," means a Plan maintained by the PepsiCo Group or when immediately preceded as "TRICON," a plan maintained by the TRICON Group, in either case for the benefit of employees who are compensated under a payroll which is administered outside the 50 United States, its territories and possessions, and the District of Columbia.

     (r) Governmental Authority

     "Governmental Authority" means any federal, state, local, foreign, or international court, government, department, commission, board, bureau, agency, official, or other regulatory, administrative, or governmental authority, including the Department of Labor, the Internal Revenue Service, and the Pension Benefit Guaranty Corporation.

     (s) Group Insurance Policy

     "Group  Insurance   Policy"  means  a  group  insurance  policy  issued  in
connection with any PepsiCo Health and Welfare Plan, PepsiCo Restaurants Health and Welfare Plan, or any TRICON Health and Welfare Plan, as applicable.

     (t) Health and Welfare Plans

     "Health and Welfare Plans," when immediately preceded by "PepsiCo" or when the applicable Hiring Company or Prior Company is a member of the PepsiCo Group, means the health and welfare benefit plans, programs, and policies which are sponsored by PepsiCo. When immediately preceded by "PepsiCo Restaurant," "Health and Welfare Plans" means the benefit plans, programs and policies listed in the first part of Appendix B to this Agreement that are sponsored by a member of the TRICON Group for periods immediately before the Close of the Distribution Date, and such other welfare plans or programs as may apply to any such member's employees, retirees and dependents for such periods. When immediately preceded by "TRICON" or when the applicable Hiring Company or Prior Company is a member of the TRICON Group, "Health and Welfare Plans" means benefit plans, programs, and policies listed in the second part of Appendix B to this Agreement which are sponsored by a member of the TRICON Group for periods Immediately after the Distribution Date.

     (u) Hiring Company

     "Hiring  Company,"  with  respect to a Transition  Individual  described in
Section 1.1(ddd)(1) or (4), means a member of the PepsiCo Group, and, with respect to a Transition Individual described in Section 1.1(ddd)(2) or (3), means a member of the TRICON Group.

     (v) HMO

     "HMO" means a health maintenance organization that provides benefits under the PepsiCo Health and Welfare Plans, PepsiCo Restaurants Health and Welfare Plans, or the TRICON Health and Welfare Plans, as applicable.

     (w) HMO Agreements

     "HMO Agreements" means contracts, letter agreements, practices, and understandings with HMOs that provide medical services under the PepsiCo Health and Welfare Plans, PepsiCo Restaurants Health and Welfare Plans, and TRICON Health and Welfare Plans, as applicable.

     (x) Immediately after the Distribution Date

     "Immediately after the Distribution Date" means 12:00 A.M., Eastern Daylight Time on the day after the Distribution Date.

     (y) Individual Agreement

     "Individual Agreement" means an individual contract or agreement (whether written or unwritten) entered into between a member of the PepsiCo Group or a member of the TRICON Group and any employee that establishes the right of such individual to special compensation or benefits, special bonuses, supplemental pension benefits, hiring bonuses, loans, guaranteed payments, special allowances, tax equalization payments, special expatriate compensation payments, disability benefits, or share units granted (and payable in the form of cash or otherwise) under individual phantom share agreements, or that provides benefits similar to those identified in Appendix A.

     (z) Indemnitor

     "Indemnitor" is defined in Section 9.18.

     (aa) Initial Asset Transfer

     "Initial Asset Transfer" is defined in Section 3.3(b)(2).

     (bb) Liabilities

     "Liabilities" means any and all losses, claims, charges, debts, demands, actions, costs and expenses (including administrative and related costs and expenses of any Plan, program, or arrangement), of any nature whatsoever, whether absolute or contingent, matured or unmatured, liquidated or unliquidated, accrued or unaccrued, known or unknown, whenever arising.

     (cc) Long-Term Incentive Plan

     "Long-Term Incentive Plan," when immediately preceded by "PepsiCo" or when the applicable Hiring Company or Prior Company is a member of the PepsiCo Group, means the PepsiCo, Inc. 1987 Long-Term Incentive Plan, the PepsiCo, Inc. 1994 Long-Term Incentive Plan, and any other long-term incentive or stock-based incentive plans assumed by a member of the PepsiCo Group by reason of merger, acquisition, or otherwise. When immediately preceded by "TRICON" or when the applicable Hiring Company or Prior Company is a member of the TRICON Group, "Long-Term Incentive Plan" means the long-term incentive plan to be established by TRICON pursuant to Section 2.3.

     (dd) LTD VEBA

     "LTD VEBA," when immediately preceded by "PepsiCo," means the PepsiCo Long Term Disability Benefit Trust. When immediately preceded by "TRICON," "LTD VEBA" means the welfare benefit fund to be established by TRICON pursuant to Section
5.2 that corresponds to the PepsiCo LTD VEBA. (ee) Master Trust

     "Master Trust," when immediately preceded by "PepsiCo", means the master trusts evidenced by the PepsiCo, Inc. Master Trust Agreement dated February 1, 1978 and the PepsiCo, Inc. Special Master Trust Agreement dated September 11, 1985, as amended from time to time, and currently associated with, among other plans, the PepsiCo Pension Plan and the Pizza Hut Pension Plan. When immediately preceded by "TRICON," "Master Trust" means the master trust(s) to be established by TRICON pursuant to Section 3.1 that corresponds to the PepsiCo Master Trust.

     (ff) Material Feature

     "Material Feature" means any feature of a Plan that could reasonably be expected to be of material importance to the sponsoring employer or the participants and beneficiaries of the Plan, which could include, depending on the type and purpose of the particular Plan, the class or classes of employees eligible to participate in such Plan, the nature, type, form, source, and level of benefits provided by the employer under such Plan and the amount or level of contributions, if any, required to be made by participants (or their dependents or beneficiaries) to such Plan.

     (gg) Participating Company

     "Participating Company" means any Person (other than an individual) that is participating in a Plan sponsored by a member of the PepsiCo Group or a member of the TRICON Group, as the context requires.

     (hh) Pension Equalization Plan

     "Pension Equalization Plan," when immediately preceded by "PepsiCo" or when the applicable Hiring Company or Prior Company is a member of the PepsiCo Group, means the PepsiCo Pension Equalization Plan. When immediately preceded by "TRICON" or when the applicable Hiring Company or Prior Company is a member of the TRICON Group, "Pension Equalization Plan" means the plan to be established by TRICON pursuant to Section 2.3 that corresponds to the PepsiCo Pension Equalization Plan.

     (ii) Pension Plan

     "Pension Plan," when immediately preceded by "PepsiCo" or when the applicable Hiring Company or Prior Company is a member of the PepsiCo Group, means the PepsiCo Salaried Employees Retirement Plan. When immediately preceded by "TRICON" or when the applicable Hiring Company or Prior Company is a member of the TRICON Group, "Pension Plan" means the plan to be established by TRICON pursuant to Section 2.3 that corresponds to the PepsiCo Pension Plan. When immediately preceded by "Pizza Hut," "Pension Plan" means the Pizza Hut Hourly Employees Pension Plan.

     (jj) PepsiCo Capital Stock

     "PepsiCo Capital Stock" has the meaning given that term in the Separation Agreement.

     (kk) PepsiCo Executive

     "PepsiCo Executive" means an employee or former employee of a member of the PepsiCo Group or a member of the TRICON Group, who immediately before the Close of the Distribution Date is or was eligible to participate in or receive a benefit under any PepsiCo Executive Program.

     (ll) PepsiCo Group

     "PepsiCo Group" has the meaning given that term under the Separation Agreement.

     (mm) PepsiCo Leave of Absence Programs

     "PepsiCo Leave of Absence Programs" means the leave of absence programs offered from time to time under the personnel policies and practices of PepsiCo and leaves offered in accordance with the Family and Medical Leave Act of 1993, as amended.

     (nn) Person

     "Person"  means  an  individual,  a  general  or  limited  partnership,   a
corporation, a trust, a joint venture, an unincorporated organization, a limited liability entity, any other entity, and any Governmental Authority.

     (oo) Plan

     "Plan," when immediately preceded by "PepsiCo" or "TRICON," means any plan, policy, program, payroll practice, on-going arrangement, contract, trust, insurance policy or other agreement or funding vehicle, whether written or unwritten, providing benefits to employees, or former employees of the PepsiCo Group or the TRICON Group, as applicable.

     (pp) Prior Company

     "Prior  Company,"  with  respect to a  Transition  Individual  described in
Section 1.1(ddd)(1) or (4), means a member of the TRICON Group and, with respect to a Transition Individual described in Section 1.1(ddd)(2) or (3), means a member of the PepsiCo Group.

     (qq) Record Date

     "Record  Date"  has the  meaning  given  that  term  under  the  Separation
Agreement.

     (rr) Reimbursement Plans

     "Reimbursement Plans," when immediately preceded by "PepsiCo" or when the applicable Hiring Company or Prior Company is a member of the PepsiCo Group, means the PepsiCo Inc. health care reimbursement account plan that is part of the PepsiCo Employees Health Care Program and the PepsiCo, Inc. Dependent Care Reimbursement Account Plan, as applicable. When immediately preceded by "TRICON" or when the applicable Hiring Company or Prior Company is a member of the TRICON Group, "Reimbursement Account Plans" means the health care reimbursement account plan and the dependent care reimbursement account plan to be established by TRICON pursuant to Section 2.3 that corresponds to the corresponding PepsiCo Reimbursement Plan.

     (ss) Restaurant Businesses

     "Restaurant Businesses" is defined in the second paragraph of the preamble of this Agreement.

     (tt) Salaried Employee

     "Salaried Employee" means any individual who is an eligible employee within the meaning of the PepsiCo Pension Plan or the TRICON Pension Plan, as applicable.

     (uu) Savings Plan

     "Savings Plan," when immediately preceded by "PepsiCo" or when the applicable Hiring Company or Prior Company is a member of the PepsiCo Group, means the PepsiCo Long Term Savings Program. When immediately preceded by "TRICON" or when the applicable Hiring Company or Prior Company is a member of the TRICON Group, "Savings Plan" means the TRICON Long Term Savings Program to be established by TRICON pursuant to Section 2.3.

     (vv) Separation Agreement

     "Separation Agreement" is defined in the third paragraph of the preamble of this Agreement.

     (ww) SharePower Plan

     "SharePower Plan," when immediately preceded by "PepsiCo" or when the applicable Hiring Company or Prior Company is a member of the PepsiCo Group, means the PepsiCo SharePower Stock Option Plan. When immediately preceded by "TRICON" or when the applicable Hiring Company or Prior Company is a member of the TRICON Group, "SharePower Plan" means the stock option plan to be established by TRICON pursuant to Section 2.3.

     (xx) Short-Term Incentive Plan

     "Short-Term Incentive Plan," when immediately preceded by "PepsiCo," means the PepsiCo, Inc. 1994 Executive Incentive Compensation Plan, the PepsiCo, Inc. Executive Incentive Plan, the Middle Management Incentive Compensation Plan, and any other special compensation, bonus and incentive compensation programs. When immediately preceded by "TRICON," "Short-Term Incentive Plan" means the executive incentive compensation plan, executive incentive plan, the middle management compensation plan and any other special compensation, bonus and incentive compensation programs to be established by TRICON pursuant to Section 2.3.

     (yy) Stock Option Incentive Plan

     "Stock Option Incentive Plan" when immediately preceded by "PepsiCo" or when the applicable Hiring Company or Prior Company is a member of the PepsiCo Group, means the "PepsiCo, Inc. 1995 Stock Option Incentive Plan" and any predecessor plans. When immediately preceded by "TRICON" or when the applicable Hiring Company or Prior Company is a member of the TRICON Group, "Stock Option Incentive Plan" means the stock option incentive plan established by TRICON pursuant to Section 2.3.

     (zz) Stock Purchase Plan

     "Stock Purchase Plan," when immediately preceded by "PepsiCo" or when the applicable Hiring Company or Prior Company is a member of the PepsiCo Group, means the PepsiCo Capital Stock Purchase Plan. When immediately preceded by "TRICON" or when the applicable Hiring Company or Prior Company is a member of the TRICON Group, "Stock Purchase Plan" means the employee stock purchase plan to be established by TRICON pursuant to Section 2.3.

     (aaa) Subsequent Asset Transfer

     "Subsequent Asset Transfer" is defined in Section 3.3(b)(2).

     (bbb) Subsidiary

     "Subsidiary" of any Person means any corporation or other organization whether incorporated or unincorporated of which at least a majority of the securities or interests having by the terms thereof ordinary voting power to elect at least a majority of the board of directors or others performing similar functions with respect to such corporation or other organization is directly or indirectly owned or controlled by such Person or by any one or more of its Subsidiaries, or by such Person and one or more of its Subsidiaries; provided, however, that no Person that is not directly or indirectly wholly owned by any other Person shall be a Subsidiary of such other Person unless such other Person controls, or has the right, power, or ability to control, that Person.

     (ccc) Transferred Individual

     "Transferred Individual" means any individual who, as of the Close of the Distribution Date: (1) is either then actively employed by, or then on a leave of absence from, a member of the TRICON Group; or (2) is neither then actively employed by, nor then on a leave of absence from, a member of the TRICON Group, but (A) whose most recent (through the Close of the Distribution Date) active employment with PepsiCo or a past or present affiliate of PepsiCo was with an entity or a corporate division of the Restaurant Businesses, the Casual Dining Businesses, and the predecessors of any such entities, to the extent such information is available, and who has not had an intervening period of employment covered by an agreement under which assets and liabilities with respect to the individual were or are to be transferred from a PepsiCo Pension Plan, or (B) who otherwise is identified pursuant to a methodology approved by PepsiCo and TRICON, which methodology shall be consistent with the intent of the parties that former employees of PepsiCo or a past or present affiliate of PepsiCo will be aligned with the entity for which they most recently (through the Close of the Distribution Date) worked and based upon the business of such entity. An alternate payee under a qualified domestic relations order (within the meaning of Code ss. 414(p) and ERISA ss. 206(d)), alternate recipient under a qualified medical child support order (within the meaning of ERISA ss. 609(a)), beneficiary or covered dependent, in each case, of an employee or former employee described in (1) or (2) above shall also be a Transferred Individual with respect to that employee's or former employee's benefit under the applicable Plans. Such an alternate payee, alternate recipient, beneficiary, or covered dependent shall not otherwise be considered a Transferred Individual with respect to his or her own benefits under any applicable Plans unless he or she is a Transferred Individual by virtue of either of the first two sentences of this definition. In addition, PepsiCo, in its sole discretion, may designate any other individuals, or group of individuals, as Transferred Individuals. An individual may be a Transferred Individual pursuant to this definition regardless of whether such individual is, as of the Distribution Date, alive, actively employed, on a temporary leave of absence from active employment, on layoff, terminated from employment, retired or on any other type of employment or post-employment status relative to a PepsiCo or TRICON Plan, and regardless of whether, as of the Close of the Distribution Date, such individual is then receiving any benefits from a PepsiCo or TRICON Plan. Transferred Individual includes any individual who is on an international assignment whether paid on a U.S. payroll or a payroll outside the U.S. if such individual otherwise falls within any of the above categories.

     (ddd) Transition Individual

     "Transition Individual" means any individual who:

          (1) is a Transferred Individual who during the Transition Period becomes an employee of a member of the PepsiCo Group, without an intervening period of employment, as a result of transfer arranged by PepsiCo and TRICON; or

          (2) is an employee of a member of the PepsiCo Group as of the Distribution Date (and is not a Transferred Individual) who during the Transition Period becomes an employee of a member of the TRICON Group, without an intervening period of employment, as a result of a transfer arranged by PepsiCo and TRICON; or

          (3) is a Transferred Individual who during the Transition Period (A) becomes an employee of a member of the PepsiCo Group, and (B) subsequently becomes an employee of a member of the TRICON Group, in each case without an intervening period of employment and as a result of a transfer arranged by PepsiCo and TRICON; or

          (4) is an employee of a member of the PepsiCo Group as of the Distribution Date (and is not a Transferred Individual) who during the Transition Period (A) becomes an employee of a member of the TRICON Group, and (B) subsequently becomes an employee of a member of the PepsiCo Group, in each case without an intervening period of employment and as a result of a transfer arranged by PepsiCo and TRICON.

          An alternate payee under a qualified domestic relations order, (within the meaning of Code ss. 414(p) and ERISA ss. 206(d)), alternate recipient under a qualified medical child support order, (within the meaning of ERISA ss. 609(a)), beneficiary or covered dependent, in each case, of an individual described in clause (1), (2), (3), or (4) of this definition shall also be a Transition Individual with respect to that individual's benefit under the applicable Plans. Such an alternate payee, alternate recipient, beneficiary, and covered dependent shall not otherwise be considered a Transition Individual with respect to his or her own benefits under any applicable Plans, unless he or she is a Transition Individual by virtue of clause (1), (2), (3), or (4) of this definition.

     (eee) Transition Period

     "Transition Period" means the period beginning Immediately after the Distribution Date and ending on December 31, 1998.

     (fff) TRICON Common Stock

     "TRICON Common Stock" has the meaning given that term in the Separation Agreement.

     (ggg) TRICON Group

     "TRICON Group" has the meaning given that term under the Separation Agreement.

1.2  REFERENCES

     Unless the context clearly indicates otherwise, reference to a particular Article, Section, or subsection means the Article, Section, or subsection so delineated in this Agreement.

                                     ARTICLE
                                        2
                               GENERAL PRINCIPLES


2.1  ASSUMPTION OF LIABILITIES

     TRICON hereby assumes and agrees to pay, perform, fulfill, and discharge, in accordance with their respective terms, all of the following (regardless of when or where such Liabilities arose or arise or were or are incurred): (i) all Liabilities to or relating to Transferred Individuals arising out of or resulting from employment by a member of the PepsiCo Group before becoming Transferred Individuals (including Liabilities under PepsiCo Plans and TRICON Plans); (ii) all other Liabilities to or relating to Transferred Individuals and other employees or former employees of a member of the TRICON Group, and their dependents and beneficiaries, to the extent relating to, arising out of or resulting from future, present or former employment with a member of the TRICON Group (including Liabilities under PepsiCo Plans and TRICON Plans); (iii) all Liabilities relating to, arising out of, or resulting from any other actual or alleged employment relationship with the TRICON Group; (iv) all Liabilities under any Individual Agreements relating to Transferred Individuals; and (v) all other Liabilities relating to, arising out of, or resulting from obligations, liabilities, and responsibilities expressly assumed or retained by a member of the TRICON Group, or a TRICON Plan pursuant to this Agreement. TRICON shall have assumed all such Liabilities described in this Agreement, unless the Liability is explicitly retained in writing by PepsiCo or excluded in writing by PepsiCo from those being assumed by TRICON.

2.2  TRICON PARTICIPATION IN PEPSICO PLANS

     (a) Participation in PepsiCo Plans and PepsiCo Restaurant Health and Welfare Plans

     Subject to the terms and conditions of this Agreement, each member of the TRICON Group that is, as of the date of this Agreement, a Participating Company in any of the PepsiCo Plans or the PepsiCo Restaurant Health and Welfare Plans shall continue as such through the Close of the Distribution Date. Effective as of any date before the Distribution Date, a member of the TRICON Group not described in the preceding sentence may, at its request and with the consent of PepsiCo (which shall not be unreasonably withheld), become a Participating
Company in any or all of the PepsiCo Plans (applicable to Transferred Individuals) or PepsiCo Restaurant Health and Welfare Plans.

     (b) PepsiCo's General Obligations as Plan Sponsor

     PepsiCo shall continue through the Close of the Distribution Date to administer, or cause to be administered, in accordance with their terms and applicable law, the PepsiCo Plans and the PepsiCo Restaurant Health and Welfare Plans; provided, however, that effective September 1, 1997 through the Close of the Distribution Date (unless PepsiCo directs otherwise, in its sole discretion), TRICON shall be responsible, subject to the direction and control of PepsiCo, for administering, or causing to be administered, in accordance with their terms and applicable law, the PepsiCo Restaurant Health and Welfare Plans and such portion of the PepsiCo Plans as PepsiCo shall determine in its sole discretion. Through the Close of the Distribution Date, PepsiCo shall have the sole discretion and authority to interpret the PepsiCo Plans and the PepsiCo Restaurant Health and Welfare Plans as set forth therein.

     (c) TRICON's General Obligations as Participating Company

     TRICON shall perform with respect to its participation in the PepsiCo Plans and PepsiCo Restaurant Health and Welfare Plans, and shall cause each other member of the TRICON Group that is a Participating Company in any PepsiCo Plan or PepsiCo Restaurant Health and Welfare Plan to perform the duties of a Participating Company as set forth in such Plans or any procedures adopted pursuant thereto, including: (i) assisting in the administration of claims, to the extent requested by the claims administrator or plan administrator of the applicable PepsiCo Plan or PepsiCo Restaurant Health and Welfare Plan; (ii) cooperating fully with PepsiCo Plan or PepsiCo Restaurant Health and Welfare Plan auditors, benefit personnel and benefit vendors; (iii) preserving the confidentiality of all financial arrangements PepsiCo has or may have with any vendors, claims administrators, trustees or any other entity or individual with whom PepsiCo has entered into an agreement relating to the PepsiCo Plans or PepsiCo Restaurant Health and Welfare Plans; and (iv) preserving the confidentiality of participant health information (including health information in relation to leaves under the Family and Medical Leave Act of 1993, as amended).

     (d) Termination of Participating Company Status

     Effective as of the Close of the Distribution Date, TRICON and each other member of the TRICON Group shall cease to be a Participating Company in the PepsiCo Plans.

2.3  ESTABLISHMENT OF TRICON PLANS

     Effective Immediately after the Distribution Date, unless otherwise provided, TRICON shall have adopted, or shall have caused to be adopted, before the Close of the Distribution Date, the TRICON Pension Plan, the TRICON Pension Equalization Plan, the TRICON Savings Plan, the TRICON SharePower Plan, the TRICON Stock Purchase Plan, and the TRICON Executive Programs for the benefit of Transferred Individuals and other current, future, and former employees of the TRICON Group. Before the Close of the Distribution Date, to the extent that it has not already occurred, TRICON shall have adopted, or shall have caused to be adopted, effective Immediately after the Distribution Date, the TRICON Health and Welfare Plans listed in the second part of Appendix B to this Agreement, and it shall substitute itself or another member of the TRICON Group as the plan sponsor and administrator of the TRICON Health and Welfare Plans. In the context of TRICON's adoption of the TRICON Health and Welfare Plans, TRICON shall also take such steps as may be necessary to adopt and shall assume all Liabilities with respect to the PepsiCo Restaurant Health and Welfare Plans and those plans and programs under the PepsiCo Health and Welfare Plans in which Transferred Individuals participate as of the Close of the Distribution Date. TRICON shall convert such PepsiCo Restaurant Health and Welfare Plan, along with any PepsiCo Health and Welfare Plans in which Transferred Individuals participate as of the Close of the Distribution Date, to TRICON Health and Welfare Plans effective Immediately after the Distribution Date. Except for the TRICON Stock Option Incentive Plan, the TRICON Long-Term Incentive Plan, the TRICON SharePower Plan, and the TRICON Stock Purchase Plan , the foregoing TRICON Plans as in effect Immediately after the Distribution Date shall be substantially identical in all Material Features to the corresponding PepsiCo Plans as in effect as of the Close of the Distribution Date. The TRICON Stock Option Incentive Plan, the TRICON Long-Term Incentive Plan, the TRICON SharePower Plan, and the TRICON Stock Purchase Plan shall be adopted by TRICON and approved by PepsiCo as sole shareholder of TRICON, before the Close of the Distribution Date, to become effective Immediately after the Distribution Date; provided, however, that during the two year period following the Distribution, TRICON shall in no event authorize or grant a number of options under the terms of the TRICON Stock Option Incentive Plan, the TRICON Long-Term Incentive Plan, the TRICON SharePower Plan or any other TRICON stock option plan or program, which in the aggregate would result in PepsiCo not having "control" of TRICON within the meaning of Sections 355(a)(l)(A) and 368(c) of the Code at the time of the Distribution. The exact aggregate number of options which may be authorized or granted by TRICON pursuant to the preceding sentence shall be determined by PepsiCo in its sole discretion and shall be communicated to TRICON in writing no later than October 6, 1997. Commencing on November 3, 1997, TRICON shall provide to PepsiCo, on the first business day of every month, a certificate specifying the number of options authorized or granted during the preceding month.

2.4  TERMS OF PARTICIPATION BY TRANSFERRED INDIVIDUALS

     The TRICON Plans shall be, with respect to Transferred Individuals, in all respects the successors in interest to, shall recognize all rights and entitlements as of the Close of the Distribution Date under, and shall not provide benefits that duplicate benefits provided by, the corresponding PepsiCo Plans for such Transferred Individuals. PepsiCo and TRICON shall agree on methods and procedures, including amending the respective Plan documents, to prevent Transferred Individuals from receiving duplicative benefits from the PepsiCo Plans and the TRICON Plans. TRICON shall not permit any TRICON Plan to commence benefit payments to any Transferred Individual until it receives notice from PepsiCo regarding the date on which payments under the corresponding PepsiCo Plan shall cease. With respect to Transferred Individuals, each TRICON Plan shall provide that all service, all compensation, and all other benefit-affecting determinations that, as of the Close of the Distribution Date, were recognized under the corresponding PepsiCo Plan (including the PepsiCo Restaurant Health and Welfare Plans) (for periods immediately before the Close of the Distribution Date) shall, as of Immediately after the Distribution Date, receive full recognition, credit, and validity and be taken into account under such TRICON Plan to the same extent as if such items occurred under such TRICON Plan, except to the extent that duplication of benefits would result. The provisions of this Agreement for the transfer of assets from certain trusts relating to PepsiCo Plans (including Foreign Plans) to the corresponding trusts relating to TRICON Plans (including Foreign Plans) are based upon the understanding of the parties that each such TRICON Plan will assume all Liabilities of the corresponding PepsiCo Plan to or relating to Transferred Individuals, as provided for herein. If there are any legal or other authoritative reasons that any such Liabilities are not effectively assumed by the appropriate TRICON Plan, then the amount of assets transferred to the trust relating to such TRICON Plan from the trust relating to the corresponding PepsiCo Plan shall be recomputed, ab initio, as set forth below but taking into account the retention of such Liabilities by such PepsiCo Plan, and assets shall be transferred by the trust relating to such TRICON Plan to the trust relating to such PepsiCo Plan so as to place each such trust in the position it would have been in, had the initial asset transfer been made in accordance with such recomputed amount of assets.

2.5  RESTRICTION ON PLAN AMENDMENTS

     During the Transition Period, neither PepsiCo nor TRICON shall adopt any amendment, or allow any amendment to be adopted, to any of their respective Pension Plans or Savings Plans that, in the opinion of counsel acceptable to both PepsiCo and TRICON, would violate Code ss. 411(d)(6) or that would create an optional form of benefit subject to Code ss. 411(d)(6). During the Transition Period, TRICON shall not change any investment option available under the TRICON Savings Plan as of Immediately after the Distribution Date.

                                     ARTICLE
                                        3
                             DEFINED BENEFIT PLANS


3.1  ESTABLISHMENT OF MIRROR PENSION TRUSTS

     Effective Immediately after the Distribution Date, TRICON shall establish, or cause to be established, the TRICON Master Trust which shall be qualified under Code ss. 401(a), exempt from taxation under Code ss. 501(a)(1), and forming part of the TRICON Pension Plan and the Pizza Hut Pension Plan.

3.2  PIZZA HUT PENSION PLANS

     TRICON shall continue to be responsible for all Liabilities relating to the Pizza Hut Pension Plan. Effective no later than the Close of the Distribution Date, TRICON shall substitute itself or another member of the TRICON Group for PepsiCo as the plan sponsor and administrator of the Pizza Hut Pension Plan.

3.3 ASSUMPTION OF PENSION PLAN AND PENSION EQUALIZATION PLAN LIABILITIES AND ALLOCATION OF INTERESTS IN THE PEPSICO PENSION TRUST

     (a) Assumption of Liabilities by TRICON Pension Plan

     Immediately after the Distribution Date all Liabilities to or relating to Transferred Individuals under the PepsiCo Pension Plan and the PepsiCo Pension Equalization Plan shall cease to be Liabilities of the PepsiCo Pension Plan and the PepsiCo Pension Equalization Plan, as applicable, and shall be assumed in full and in all respects by the TRICON Pension Plan and the TRICON Pension Equalization Plan, respectively.

     (b) Asset Allocations and Transfers

          (1) Calculation of Pension Plan Asset Allocation

               (A) As soon as practicable after the Close of the Distribution Date, PepsiCo shall cause to be calculated the 414(l)(1) Amount for the PepsiCo Pension Plan and the TRICON Pension Plan as of the Close of the Distribution Date. The assumptions used in determining the 414(l)(1) Amount for each Pension Plan shall be as follows:

                    (i) As if each plan were  terminating as of the Close of the
               Distribution Date and with 100% of participants who are active employees, employees on leave of absence, or former employees with rights to a future deferred vested pension assumed to elect a lump sum distribution of the value of the pension benefit accrued as of the Close of the Distribution Date.

                    (ii) For purposes of calculating the lump sum present value, mortality rates shall be based on the applicable mortality table under Code ss. 417(e)(3)(A)(ii)(I) as specified in Rev. Rul. 95-6 and interest calculated based on the annual rate of interest on 30-year Treasury securities for the second month preceding the month of the Close of the Distribution Date.

                    (iii) For retired participants or former employees receiving benefits as of the Close of the Distribution Date, the lump sum present value of the form of benefit currently elected shall be valued in the same manner and using the same assumptions as in
               (i) and (ii) above. For active participants who are eligible to retire as of the Close of the Distribution Date, the lump sum benefit shall be based on the accrued benefit payable at the current age reflecting appropriate early retirement reductions under the plan. For all other participants, the lump sum value is the present value of the accrued benefit commencing at normal retirement age. Early retirement subsidies shall be considered only for those participants who are retired or eligible to retire as of the Close of the Distribution Date.

          (B) If the aggregate amount of the assets of the PepsiCo Pension Plan, determined as of the Close of the Distribution Date, is not less than the sum of the 414(l)(1) Amounts for the PepsiCo Pension Plan and the TRICON Pension Plan determined in accordance with (A) above, then such assets shall be allocated between the PepsiCo Pension Plan and the TRICON Pension Plan in proportion to the 414(l)(1) Amounts of each plan.

          (C) If the aggregate amount of the assets of the PepsiCo Pension Plan, determined as of the Close of the Distribution Date is less than the sum of the 414(l)(1) Amounts for the PepsiCo Pension Plan and the TRICON Pension Plan, then such assets shall be allocated between the PepsiCo Pension Plan and the TRICON Pension Plan proportionately to each priority category as specified under ERISA ss. 4044, using the assumptions specified in (A) above.

     (2) Transfer of Assets to TRICON Pension Trusts

     Effective Immediately after the Distribution Date, PepsiCo shall cause to be transferred from the PepsiCo Master Trust to the TRICON Master Trust an initial amount of assets in cash ("the Initial Asset Transfer"). The amount of the Initial Asset Transfer shall be an estimate, determined by PepsiCo in its sole discretion, of the cash required by the TRICON Pension Plan and Pizza Hut Pension Plan to make payment of benefits and appropriate expenses from the TRICON Master Trust in accordance with the plans from Immediately after the Distribution Date to the time of the Bulk Asset Transfer, described below. In the event that the Initial Asset Transfer provides insufficient cash for this purpose and upon TRICON's written request therefor, PepsiCo will cause to be transferred other amounts of assets in cash ("Subsequent Asset Transfer"), but only to the extent required to make cash payments as described above.

     As soon as practicable after the calculation of each plan's interest in the Master Trust pursuant to Section 3.3(b)(1), but in no event before PepsiCo (or its authorized representative) determines that the calculation and the data on which it is based are acceptably complete, accurate, and consistent, PepsiCo will cause the appropriate amount of assets to be transferred from the PepsiCo Master Trust to the TRICON Master Trust (the "Bulk Asset Transfer"). The amount of assets to be transferred in the Bulk Asset Transfer shall be equal to the aggregate of interests of the TRICON Pension Plan determined pursuant to Section 3.3(b)(1) and the Pizza Hut Pension Plan, adjusted by PepsiCo as of the date of the Bulk Asset Transfer to the extent necessary or appropriate to reasonably and appropriately reflect additional pension contributions, actual investment gains and losses experienced in the PepsiCo Master Trust, benefit payments, expenses, the Initial Asset Transfer, Subsequent Asset Transfers, data corrections, enhancements, and computational refinements from Immediately after the Distribution Date through the date of the actual asset transfer of such assets.

     The specific assets to be transferred from the PepsiCo Master Trust to the TRICON Master Trust in the Bulk Asset Transfer shall represent a reasonable cross-section of the asset classes in the PepsiCo Master Trust consistent with the objective of enabling TRICON to implement an investment program for the TRICON Master Trust, but in no event shall PepsiCo or the PepsiCo Master Trust be required to incur unreasonable transaction costs in the process of transferring assets and subsequently re-balancing the investment portfolio held by the PepsiCo Master Trust. Furthermore, PepsiCo shall not transfer any shares of PepsiCo or TRICON stock or any interests in group annuity contracts held by the PepsiCo Master Trust unless specifically requested by TRICON in writing, and PepsiCo shall not be required to transfer any specific asset, any portion of any specific fund or investment manager account, or any specific portion of any specific asset, fund or investment manager account. In transferring specific assets, PepsiCo makes no representation as to the appropriateness of the resulting asset allocation or investment performance resulting from the specific assets transferred. By accepting the assets transferred, TRICON acknowledges that it and not PepsiCo is serving as the fiduciary for the TRICON Master Trust with respect to the determination and actual transfer of assets from the PepsiCo Master Trust and that, acting as fiduciary for the TRICON Pension Plan and Pizza Hut Pension Plan, TRICON further acknowledges that it is able to change the asset allocation as it deems appropriate at any time. Once the assets have been transferred to and received by the TRICON Master Trust, such event shall fully and finally foreclose any issue or matter of any nature whatsoever by TRICON, the TRICON Master Trust, the TRICON Pension Plan, and the Pizza Hut Pension Plan or any other trust(s) related to such plans against PepsiCo, the PepsiCo Master Trust, the PepsiCo Pension Plan, or any other trust(s) related to such plans relating to the condition, identity, or value of such assets and TRICON shall fully indemnify PepsiCo, its employees, officers, directors, and the PepsiCo Pension Plan and the PepsiCo Master Trust regarding any Liability or regulatory issue of any nature with respect thereto.

3.4  ACTION IN EVENT OF PBGC INTERVENTION

     Notwithstanding any provision of this Agreement to the contrary, in the event that at any time the Pension Benefit Guaranty Corporation ("PBGC") asserts that the Distribution may provide justification for PBGC to seek termination of the PepsiCo Pension Plan pursuant to ERISA ss. 4042 or otherwise asserts that the transaction may increase unreasonably the long-run loss to the PBGC (within the meaning of ERISA ss. 4042(a)(4)) with respect to the PepsiCo Pension Plan, PepsiCo may, in its sole discretion (i) retain all assets and Liabilities with respect to Transferred Individuals and Transition Individuals under the PepsiCo Pension Plan and/or the PepsiCo Pension Equalization Plan and require TRICON to provide equivalent benefits under plans maintained by it with an offset for any benefits continued to be provided under the PepsiCo Pension Plan and/or the PepsiCo Pension Equalization Plan, (ii) enter into negotiations with the PBGC to resolve these issues and, upon satisfactorily resolving such issues, TRICON shall fully comply with the terms of this Article; or (iii) reach such other agreement as may be satisfactory to PepsiCo and TRICON. In any case and notwithstanding any other provision of this Agreement, TRICON shall be fully responsible and liable for any obligation to, agreement with, or undertaking (on behalf of or relating to the TRICON Pension Plan) to the PBGC and shall hold PepsiCo free from and fully indemnify it against any such obligation, agreement, or undertaking. For purposes of this Section 3.4, reference to the PepsiCo
Pension or the TRICON Pension Plan, as applicable, shall mean and include the Pizza Hut Pension Plan. If PepsiCo retains any liability of any Transferred Individual under the PepsiCo Pension Equalization Plan, TRICON shall fully reimburse PepsiCo for the full cash costs of, including any administrative expenses relating to, any such liability.

                                     ARTICLE
                                        4
                           DEFINED CONTRIBUTION PLANS


4.1  SAVINGS PLAN

     (a) Savings Plan Trust

     Effective Immediately after the Distribution Date, TRICON shall establish, or cause to be established, a trust qualified under Code ss. 401(a), exempt from taxation under Code ss. 501(a)(1), and forming part of the TRICON Savings Plan.

     (b) Assumption of Liabilities and Transfer of Assets

     Effective Immediately after the Distribution Date: (i) the TRICON Savings Plan shall assume and be solely responsible for all Liabilities (including any amounts attributable to additional contributions with respect to Transferred Individuals required pursuant to negotiations with the Internal Revenue Service that began before the Distribution Date) to or relating to Transferred Individuals under the PepsiCo Savings Plan; (ii) the TRICON Savings Plan shall assume and be solely responsible for all ongoing rights of or relating to Transferred Individuals for future participation (including the right to make contributions through payroll deductions) in the TRICON Savings Plan; and (iii) PepsiCo shall cause the accounts of the Transferred Individuals under the PepsiCo Savings Plan which are held by its related trust as of the Close of the Distribution Date to be transferred to the TRICON Savings Plan and its related trust, and TRICON shall cause such transferred accounts to be accepted by such plan and trust. Effective no later than Immediately after the Distribution Date, TRICON shall use its reasonable best efforts to enter into such agreements to accomplish such assumptions and transfers, the maintenance of the necessary participant records, the appointment of State Street Bank and Trust Company as initial trustee under the TRICON Savings Plan, and the engagement of State Street Bank and Trust Company as initial recordkeeper under such plans. As soon as practicable after the Close of the Distribution Date, assets related to the accounts of all Transferred Individuals shall be transferred from the PepsiCo Savings Plan to the TRICON Savings Plan in cash or in kind, at PepsiCo's discretion, and to the extent practicable, shall be invested in comparable investment options in the TRICON Savings Plan as such accounts were invested immediately before the Close of the Distribution Date.

     (c) Non-Employer Stock Funds

     Effective Immediately after the Distribution Date, a TRICON common stock fund shall be added as an investment option to the PepsiCo Savings Plan and the TRICON Savings Plan shall provide for both a PepsiCo capital stock fund and a TRICON common stock fund as investment options. The TRICON common stock fund in the PepsiCo Savings Plan and the PepsiCo capital stock fund in the TRICON Savings Plan are each referred to as a "Non-Employer Stock Fund" with respect to the applicable plan. Each Non-Employer Stock Fund shall be maintained under the respective Plan at least through December 31, 1998. The PepsiCo Savings Plan and the TRICON Savings Plan shall each provide that, after the Distribution Date, no new contributions may be invested in, and no amounts may be transferred from other investment options to the Non-Employer Stock Fund under the respective Plan. The PepsiCo Savings Plan shall provide that no earnings or dividends under its Non-Employer Stock Fund may be reinvested in TRICON Common Stock and the TRICON Savings Plan shall provide that no earnings or dividends under its Non-Employer Stock Fund may be reinvested in PepsiCo Capital Stock.

     (d) Miscellaneous Funds

     In the event that PepsiCo determines that it is not feasible or appropriate to transfer in-kind the assets of a particular investment fund from the PepsiCo Savings Plan to the TRICON Savings Plan, then the value of the assets, as of the close of business on the Distribution Date (plus earnings attributable to such amount from the Distribution Date to the date the assets are actually transferred) shall be transferred in cash to the TRICON Savings Plan and TRICON shall invest such cash in its plan and trust in the same manner and proportion as it was invested in the PepsiCo Savings Plan or otherwise at the direction of affected participant.

4.2  ESOP

     At PepsiCo's election and as soon as reasonably practicable after the Distribution Date with respect to Transferred Individuals and Transition Individuals, after transfer to TRICON, the accounts of all Transferred Individuals and Transition Individuals (described in Section 1.1(ddd)(2) or (3)) shall either be (i) retained under the PepsiCo Employee Stock Ownership Plan and such individuals shall not be considered to have terminated service for any purposes under the Plan, or (ii) shall be transferred to the TRICON Savings Plan and invested in the PepsiCo or TRICON stock funds, as applicable, under the TRICON Savings Plan or, if such is not possible, in such fund or funds as otherwise determined by TRICON or, at TRICON's election, as directed by each such Transferred Individual or Transition Individual, respectively. If the accounts of Transferred Individuals and Transition Individuals are retained under the PepsiCo Employee Stock Ownership Plan, TRICON will undertake to inform PepsiCo of any change in employment status or any relevant information about TRICON employees who have balances in the PepsiCo Employee Stock Ownership Plan.

                                     ARTICLE
                                        5
                            HEALTH AND WELFARE PLANS


5.1  ASSUMPTION OF HEALTH AND WELFARE PLAN LIABILITIES

     Immediately after the Distribution Date, all Liabilities for or relating to Transferred Individuals under the PepsiCo Health and Welfare Plans, PepsiCo Restaurant Health and Welfare Plans or TRICON Health and Welfare Plans shall cease to be Liabilities of PepsiCo or the PepsiCo Plans and shall be assumed by TRICON and the TRICON Health and Welfare Plans. Thus, TRICON shall be responsible for all Liabilities that pertain to Transferred Individuals, including all reported claims that are unpaid, all incurred but not reported claims as of the Close of the Distribution Date, and all future claims that pertain to Transferred Individuals under the PepsiCo Health and Welfare Plans, PepsiCo Restaurant Health and Welfare Plans and the TRICON Health and Welfare Plans. TRICON shall be required to make all payments due or payable to Transferred Individuals under the TRICON Health and Welfare Plans for the period beginning Immediately after the Distribution Date, including incurred but not reported claims. All treatments which have been pre-certified for or are being provided to a Transferred Individual as of the Close of the Distribution Date shall continue to be provided without interruption under the appropriate TRICON Health and Welfare Plan and TRICON shall continue to be responsible for all
Liabilities relating to, arising out of, or resulting from such on-going treatments as of the Close of the Distribution Date. Unless otherwise specifically set forth in writing, TRICON shall not be entitled to assets associated with any PepsiCo Health and Welfare Plan, PepsiCo Restaurant Health and Welfare Plan, or TRICON Health and Welfare Plan including, but not limited to, premium stabilization reserves, contract or plan surpluses, any other reserve, prior inter-company assessments or premiums, any prior per-capita inter-company rate payments, reimbursement for charges or premiums previously collected or any other payment or credit, of any nature whatsoever, from PepsiCo, any trust associated with any plan or program or from any third-party vendor.

5.2  ESTABLISHMENT OF MIRROR LTD VEBA

     On or before the Distribution Date, TRICON shall establish, or cause to be established, the TRICON LTD VEBA, for the purpose of funding long-term disability benefits under the TRICON Health and Welfare Plans. Such trust shall constitute a voluntary employees' beneficiary association under Code ss.501(c)(9) which is exempt from the imposition of federal income tax under Code ss.501(a).

5.3  LTD VEBA ASSET TRANSFERS

     This Section 5.3 shall govern the transfer of assets from the PepsiCo LTD VEBA to the TRICON LTD VEBA. As soon as practicable after the Close of the Distribution Date, PepsiCo shall determine the aggregate present value, as of the Close of the Distribution Date, of the future benefit obligations of each PepsiCo Plan funded by the PepsiCo LTD VEBA (separately with respect to Transferred Individuals who are eligible to receive benefits under the PepsiCo LTD VEBA as of the Close of the Distribution Date, and with respect to other individuals who are not Transferred Individuals who are eligible for such benefits). The future benefit obligations will be determined by the actuary appointed by PepsiCo, for purposes of providing necessary actuarial services for the PepsiCo LTD VEBA, in the following manner: the disabled life reserve (exclusive of the incurred but not reported ("IBNR") reserve) will be calculated as of the Close of the Distribution Date using September 1, 1997 census information requested from the third-party administrator (Aetna). The reserve for the lives that will be transferred to TRICON will be calculated separately. The actuarial basis for the disabled life reserve will be calculated using the following assumptions: interest at 7% compounded annually; termination of disability based on rates of recovery and mortality developed from the 1975 study of the Society of Actuaries of experience under Group LTD policies for durations of disablement of three years or less. For durations of disablement in excess of three years, assumed terminations are based on a modification of the 1952 Disability Study. As soon as practicable after such determination is made, there shall be transferred from the PepsiCo LTD VEBA to the TRICON LTD VEBA an amount having a fair market value on the date of transfer equal to the amount calculated as [(A)/(B)] x (C), where "(A)" is the disabled life reserve as of the Close of the Distribution Date for the lives that will be transferred to TRICON using September 1, 1997 census information; "(B)" is the disabled life reserve for all lives under the PepsiCo LTD VEBA as of the Close of the Distribution Date using September 1, 1997 census information; and "(C)" is the market value of the PepsiCo LTD VEBA assets on the date of transfer. PepsiCo shall direct the trustee of the PepsiCo LTD VEBA to transfer cash to the trustee of the TRICON LTD VEBA in the amount determined above and TRICON shall direct the trustee of the TRICON LTD VEBA to accept such cash transfer.

5.4  CONTRIBUTIONS TO, INVESTMENTS OF, AND DISTRIBUTIONS FROM VEBAS

     Before the Close of the Distribution Date, PepsiCo shall have sole authority to direct the trustee of the PepsiCo LTD VEBA, and any other VEBA sponsored by PepsiCo, as to the timing and manner of any contributions, if any, to the PepsiCo LTD VEBA, and any other VEBA sponsored by PepsiCo, the investment of any trust assets, and the distributions and/or transfers of trust assets to PepsiCo, TRICON, any Participating Company in the trusts, any paying agent, any successor trustee, or any other Person.

5.5  VENDOR CONTRACTS

     (a) ASO Contracts, Group Insurance Policies, HMO Agreements and Letters of Understanding

          (1) Before the Distribution Date, PepsiCo shall, in its sole discretion, take such steps as are necessary under each ASO Contract, Group Insurance Policy, HMO Agreement and letters of understanding and arrangements in existence as of the date of this Agreement to permit TRICON to participate in the terms and conditions of such ASO Contract, Group Insurance Policy, HMO Agreement or letters of understanding and arrangements from Immediately after the Distribution Date through December 31, 1998. PepsiCo, in its sole discretion, may cause one or more of its ASO Contracts, Group Insurance Policies, HMO Agreements and letters of understanding and arrangements into which PepsiCo enters after the date of this Agreement, but before the Close of the Distribution Date, to allow TRICON to participate in the terms and conditions thereof. Nothing contained in this Section 5.5(a) shall preclude PepsiCo from choosing to enter into ASO Contracts, Group Insurance Policies, HMO Agreements or other letters of understandings and arrangements with new or different vendors.

          (2) PepsiCo shall have the right to determine, and shall promptly notify TRICON of, the manner in which TRICON's participation in the terms and conditions of ASO Contracts, Group Insurance Policies, HMO Agreements, letters of understanding and arrangements as set forth above shall be effectuated. The permissible ways in which TRICON's participation may be effectuated include, but are not limited to, automatically making TRICON a party to the ASO Contracts, Group Insurance Policies, HMO Agreement or letters of understanding and arrangements or obligating the third party to enter into a separate ASO Contract, Group Insurance Policy, or HMO
     Agreement or letters of understanding and arrangements with TRICON providing (to the extent practicable and agreeable to such third party) for the same terms and conditions as are contained in the ASO Contracts, Group Insurance Policies, HMO Agreements and letters of understanding and arrangements to which PepsiCo is a party. Such terms and conditions shall include the financial and termination provisions, performance standards, methodology, auditing policies, quality measures, reporting requirements and target claims. TRICON hereby authorizes PepsiCo to act on its behalf to extend to TRICON the terms and conditions of the ASO Contracts, Group Insurance Policies, HMO Agreements and letters of understanding and arrangements. TRICON shall fully cooperate with PepsiCo in such efforts, and, for periods through December 31, 1998, TRICON shall not perform any act, including discussing any alternative arrangements with any third party, that would prejudice PepsiCo's efforts.

     (b) Effect of Change in Rates

     PepsiCo and TRICON shall use their reasonable best efforts to cause each of the insurance companies, HMOs, paid provider organizations and third-party administrators providing services and benefits under the PepsiCo Health and Welfare Plans and the TRICON Health and Welfare Plans to maintain the premium and/or administrative rates based on the aggregate number of participants in both the PepsiCo Health and Welfare Plans, after the Close of the Distribution Date, and the TRICON Health and Welfare Plans through December 31, 1998, separately rated or adjusted for the demographics, experience or other relevant factors related to the covered participants of PepsiCo and TRICON, respectively. To the extent they are not successful in such efforts, PepsiCo and TRICON shall each bear the revised premium or administrative rates for health and welfare benefits attributable to the individuals covered by their respective Plans.

     (c) Management of the ASO Contracts, Group Insurance Policies, HMO Agreements, Letters of Understanding and other Vendor Contracts

     From September 1, 1997 through the Close of the Distribution Date, TRICON shall be responsible, subject to the direction and control of PepsiCo, for the management of the existing contractual and other arrangements pertaining to the administration of the PepsiCo Restaurant Health and Welfare Plans. Immediately after the Distribution Date, TRICON shall be responsible for the management and control of the ASO contracts, Group Insurance Policies, HMO Agreements, letters of understanding, arrangements and other vendor contracts and relationships to the extent such contracts, policies and agreements apply to the TRICON Health and Welfare Plans. Notwithstanding the foregoing, nothing contained in this
Section 5.5(c) shall permit TRICON to direct any insurance carrier, third-party vendor or claims administrator with respect to any contractual arrangement, policy or agreement pertaining to or impacting any PepsiCo Health and Welfare Plan.

5.6  PEPSICO SALARY CONTINUATION

     PepsiCo shall be responsible for the administration of claims incurred under the PepsiCo Salary Continuation Plan by Transferred Individuals, and other employees and former employees of the TRICON Group before the Close of the Distribution Date; provided, however, that effective September 1, 1997 (unless PepsiCo directs otherwise in its sole discretion), TRICON shall be responsible, subject to the direction and control of PepsiCo, for administering or causing to be administered in accordance with its terms and applicable law, the TRICON Salary Continuation Plan. Any determination made or settlements entered into by PepsiCo with respect to such claims shall be final and binding. PepsiCo shall transfer to TRICON, effective Immediately after the Distribution Date, and TRICON shall assume responsibility for (i) administering all claims incurred by Transferred Individuals and other employees and former employees of the TRICON Group before the Close of the Distribution Date that are administered by PepsiCo as of the Close of the Distribution Date, and (ii) all Liabilities for Transferred Individuals as of the Close of the Distribution Date, in the same manner, and using the same methods and procedures, as PepsiCo used in determining and paying such claims. As of the Close of the Distribution Date, TRICON shall have sole discretionary authority to make any necessary determinations with respect to such claims, including entering into settlements with respect to such claims, and shall be solely responsible for any costs, liabilities or related expenses of any nature whatsoever related to such claims, payments or obligations.

5.7  POSTRETIREMENT HEALTH AND LIFE INSURANCE BENEFITS

     As soon as practicable after the Distribution Date, TRICON shall determine all Transferred Individuals who are, to the best knowledge of TRICON, eligible to receive retiree medical coverage and/or postretirement life insurance coverage under the PepsiCo Health and Welfare Plans or PepsiCo Restaurant Health and Welfare Plans as of the Close of the Distribution Date, and the type of retiree medical coverage and the level of life insurance coverage for which they are eligible, as applicable. With respect to Transferred Individuals receiving postretirement health benefits or postretirement life insurance benefits under the PepsiCo Health and Welfare Plans or PepsiCo Restaurant Health and Welfare Plans as of the Close of the Distribution Date, TRICON agrees to provide substantially the same postretirement health and postretirement life insurance benefits Immediately after the Distribution Date. To the extent a claim or cause of action asserted by or on behalf of any Transferred Individual or any Liabilities arise at any time following the Close of the Distribution Date in connection with such postretirement health or postretirement life insurance benefits, TRICON shall be solely responsible for such Liabilities and shall hold each member of the PepsiCo Group and their respective directors, officers and employees and the PepsiCo Plans harmless for all such Liabilities.

5.8  COBRA AND HIPAA

     For periods prior to September 1, 1997, PepsiCo shall be responsible for administering compliance with the continuation coverage requirements for "group health plans" under Title X of the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, and the portability requirements under the Health Insurance Portability and Accountability Act of 1996 with respect to Transferred Individuals and other employees and former employees of the TRICON Group and beneficiaries and dependents thereof and the TRICON Group shall be responsible for filing all necessary employee change notices with respect to these persons in accordance with applicable PepsiCo policies and procedures. Effective September 1, 1997 and thereafter, TRICON shall be solely responsible for administering compliance with such health care continuation coverage and portability requirements with respect to these persons.

5.9  LEAVE OF ABSENCE PROGRAMS

     TRICON shall be responsible for the administration and compliance of all leaves of absences and related programs (including compliance with the Family and Medical Leave Act) affecting Transferred Individuals for the period Immediately after the Closing Date.

5.10 PEPSICO WORKERS' COMPENSATION PROGRAM

     Notwithstanding any other provision of this Agreement or the Separation Agreement, effective Immediately after the Distribution Date, TRICON shall assume all Liabilities for Transferred Individuals related to any and all workers' compensation matters under any law of any state, territory, or possession of the U.S. or the District of Columbia and TRICON shall be fully responsible for the administration of all such claims. If TRICON is unable to assume any such Liability or the administration of any such claim because of the operation of applicable state law or for any other reason, TRICON shall fully indemnify PepsiCo for all such Liabilities, including the costs of any administration that TRICON has not been able to assume.

5.11 PEPSICO PRIVATE LINE EMPLOYEE ASSISTANCE PROGRAM

     Effective Immediately after the Distribution Date, TRICON shall be responsible for the TRICON Private Line Employee Assistance Program which is the employee assistance plan component of the TRICON Employees Health Care Program with respect to Transferred Individuals.

5.12 POST-DISTRIBUTION TRANSITIONAL ARRANGEMENTS

     (a) Continuance of Elections, Co-Payments and Maximum Benefits

          (1) TRICON shall cause the TRICON Health and Welfare Plans to recognize and maintain all coverage and contribution elections made by Transferred Individuals under the PepsiCo Restaurant Health and Welfare Plans in effect for the period immediately prior to the Distribution Date and shall apply such elections under the TRICON Health and Welfare Plans for the remainder of the period or periods for which such elections are by their terms applicable.

          (2) TRICON shall cause the TRICON Health and Welfare Plans to recognize and give credit for (A) all amounts applied to deductibles, out-of-pocket maximums, and other applicable benefit coverage limits with respect to such expenses which have been incurred by Transferred Individuals under the PepsiCo Restaurant Health and Welfare Plans (or other PepsiCo Plans) for the remainder of the benefit limit year in which the Distribution occurs, and (B) all benefits paid to Transferred Individuals under the PepsiCo Restaurant Health and Welfare Plans, (or other PepsiCo Plans) during and prior to the benefit limit year in which the Distribution occurs, for purposes of determining when such persons have reached their lifetime maximum benefits under the TRICON Health and Welfare Plans.

          (3) Subject to Section 5.8, TRICON shall recognize and cover under the TRICON Health and Welfare Plans through December 31, 1998 all eligible populations covered by the PepsiCo Health and Welfare Plans (pertaining to Transferred Individuals) and the PepsiCo Restaurant Health and Welfare Plans on the Close of the Distribution Date (determined under the applicable Plan documents), including term and temporary employees and all categories of part-time employees (which are fully and partially eligible for employer contributions).

          (4) TRICON shall (A) provide coverage to Transferred Individuals under the TRICON Health and Welfare Plans without the need to undergo a physical examination or otherwise provide evidence of insurability, and (B) recognize and maintain all irrevocable assignments and elections made by Transferred Individuals in connection with their life insurance coverage under the PepsiCo Restaurant Health and Welfare Plans and any predecessor plans.

     (b) Administration

          (1) Coordination of Benefits for Spouses and Dependents

          Effective as of the first January 1 or change in family status (within the meaning of the Code and applicable regulations) that occurs Immediately after the Distribution Date, TRICON shall cause the TRICON Health and Welfare Plans to permit eligible Transferred Individuals to cover their lawful spouses as dependents if such lawful spouses are active or retired PepsiCo employees (but were not otherwise covered as a dependent under the PepsiCo Restaurant Health and Welfare Plans or other PepsiCo Plans due to their previous status as both employee and dependent of a PepsiCo employee). As of the first January 1 or change in family status (within the meaning of the Code and applicable regulations) that occurs Immediately after the Distribution Date, PepsiCo shall cause the PepsiCo Health and Welfare Plans to permit eligible PepsiCo Group employees to cover their lawful spouses as dependents if such lawful spouses are active or retired TRICON employees. All benefits provided under any such plans to a lawful spouse dependent of the other company's employees shall be coordinated pursuant to the terms and conditions of the applicable PepsiCo and TRICON Plans.

          (2) Health Care Financing Administration Data Match

          Immediately after the Distribution Date, TRICON shall assume all Liabilities relating to, arising out of or resulting from claims verified by PepsiCo or TRICON under the Health Care Financing Administration data match reports that relate to Transferred Individuals. TRICON and PepsiCo shall share all information necessary to verify Health Care Financing Administration data match reports regarding Transferred Individuals. TRICON shall not change any employee identification numbers assigned by PepsiCo without notifying PepsiCo of the change and the new Employee Identification Number.

     (c) Other  Post-Distribution  Transitional Rules

          (1) PepsiCo  Reimbursement Plans

          To the extent any Transferred Individual contributed to an account under the TRICON Health Care Reimbursement Plan or PepsiCo Dependent Care Reimbursement Plan during the calendar year that includes the Distribution Date, effective as of the Close of the Distribution Date, TRICON shall be solely responsible for the account balances of Transferred Individuals for such calendar year under the TRICON Health Care Reimbursement Plan or TRICON Dependent Care Reimbursement Plan.

          (2) Health and Welfare Plans Subrogation Recovery

          If TRICON recovers any amounts through subrogation or otherwise for claims incurred by or reimbursed to employees and former employees of the PepsiCo Group and their respective beneficiaries and dependents (other than Transferred Individuals), TRICON shall pay such amounts to PepsiCo.

5.13 APPLICATION OF ARTICLE 5 TO THE TRICON GROUP

     Any reference in this Article 5 to "TRICON" shall include a reference to another member of the TRICON Group when and to the extent TRICON has caused the other member of the TRICON Group to (a) become a party to a vendor contract, group insurance contract, HMO agreement, letter of understanding or arrangement associated with a TRICON Health and Welfare Plan, (b) become a self-insured entity for the purposes of one or more TRICON Health and Welfare Plans, (c) assume all or a portion of the Liabilities or administrative responsibilities for benefits which arose before the Close of the Distribution Date under a PepsiCo Restaurant Health and Welfare Plan and which were expressly assumed by TRICON pursuant to this Agreement, or (d) take any other action, extend any coverage, assume any other Liability or fulfill any other responsibility that TRICON would otherwise be required to take under the terms of this Article 5, unless it is clear from the context that the particular reference is not intended to include another member of the TRICON Group. In all such instances in which a reference in this Article 5 to "TRICON" includes a reference to another member of the TRICON Group, TRICON shall be responsible to PepsiCo for ensuring that the other member of the TRICON Group complies with the applicable terms of this Agreement and the Transferred Individuals allocated to such member of the TRICON Group shall have the same rights and entitlements to benefits under the applicable TRICON Health and Welfare Plans that the Transferred Individual would have had if he or she had instead been allocated to TRICON.

                                     ARTICLE
                                        6
                               EXECUTIVE PROGRAMS


6.1  ASSUMPTION OF OBLIGATIONS

     Effective Immediately after the Distribution Date, the TRICON Group shall assume and be solely responsible for all Liabilities to or relating to Transferred Individuals under all PepsiCo Executive Programs. TRICON shall be solely responsible for all such Liabilities notwithstanding any failure by TRICON to complete its obligations under this Article 6.

6.2  SHORT-TERM INCENTIVE PLANS

     With respect to all Awards that would otherwise be payable under a Short-Term Incentive Plan to Transferred Individuals for the 1997 performance year, TRICON shall be responsible for determining (a) the extent to which established performance criteria have been met, and (b) the payment level for each Transferred Individual for the 1997 performance year, and TRICON shall be solely responsible for paying all such Awards. Nothing contained in this Section
6.2 shall entitle PepsiCo or TRICON to any contributions for any Short-Term Incentive Plan payment made by the other under this Section.

6.3  LONG-TERM INCENTIVE PLAN AND STOCK OPTION INCENTIVE PLAN

     PepsiCo and TRICON shall use their reasonable best efforts to take all actions necessary or appropriate so that each outstanding Award granted under any PepsiCo Long-Term Incentive Plan or PepsiCo Stock Option Incentive Plan held by any Transferred Individual shall be converted, as set forth in this Section 6.3, to an Award under the TRICON Long-Term Incentive Plan or TRICON Stock Option Incentive Plan, whichever is applicable, as provided below. References to PepsiCo and its affiliates under the PepsiCo Long-Term Incentive Plan and the PepsiCo Stock Option Incentive Plan shall be amended to refer to TRICON and its affiliates.

     The treatment of outstanding Awards described below shall also apply to Transferred Individuals who are compensated under a payroll which is administered outside the 50 United States, its territories and possessions, and the District of Columbia; provided, however, if such treatment is not legally permitted, or results in adverse tax consequence for PepsiCo or the Transferred Individual, as determined by PepsiCo in its sole discretion, PepsiCo may determine in its sole discretion, a different treatment.

     (a) Transferred Individuals Who Are Active Employees of TRICON

          (1) Before 1996 Award Year Stock Options

          Effective Immediately after the Distribution Date, each Award or grant consisting of an option based on or included in an award year before 1996, regardless of the date granted, that is outstanding under the PepsiCo Stock Option Incentive Plan or PepsiCo Long-Term Incentive Plan as of the Close of the Distribution Date for Transferred Individuals shall continue to be held as an option for PepsiCo Capital Stock. At PepsiCo's election, such Award or grant shall either (i) remain, and recordkeeping accounts shall be maintained, under the PepsiCo Stock Option Incentive Plan or PepsiCo Long-Term Incentive Plan, whichever is applicable, after the Distribution Date and, at PepsiCo's further election, TRICON shall be fully responsible for administering and providing for the recordkeeping for such PepsiCo options under the PepsiCo Stock Option Incentive Plan or PepsiCo Long-Term Incentive Plan in a manner consistent with provisions of such plans, or
     (ii) be held and treated, and recordkeeping accounts shall be maintained by TRICON, under the TRICON Stock Option Incentive Plan or TRICON Long-

     Term Incentive Plan. As soon as practicable after the Distribution Date, the number of options and the exercise price for such options which shall continue to be held as options for PepsiCo Capital Stock shall be adjusted, as of the Close of the Distribution Date, by a Conversion Formula. The determination of which company shall be entitled to any tax deduction and any other treatment related to any such tax deduction (federal and state) with respect to the exercise of such PepsiCo stock options shall be made in accordance with applicable provisions of the Tax Separation Agreement. TRICON shall be solely responsible for all recordkeeping, plan maintenance and administrative costs and fees associated with such PepsiCo options.

          (2) 1996 or Later Award Year Stock Options

          Effective Immediately after the Distribution Date, each Award or grant consisting of an option based on or included in an award year of 1996, regardless of the date of the grant, under the PepsiCo Long-Term Incentive Plan or PepsiCo Stock Option Incentive Plan that is outstanding as of the Close of the Distribution Date for all such Transferred Individuals shall be converted to options for TRICON Common Stock under the TRICON Long-Term Incentive Plan or TRICON Stock Option Incentive Plan, whichever is applicable, and shall be transferred to the recordkeeper of the TRICON Long-Term Incentive Plan or TRICON Stock Option Incentive Plan, as appropriate. As soon as practicable after the Distribution Date, the number of options and the exercise price for such options converted to options for TRICON Common Stock shall be determined, as of the Close of the Distribution Date, in accordance with a Conversion Formula. Such converted TRICON stock option grants shall continue to vest and become exercisable under the TRICON Stock Option Incentive Plan or TRICON Long-Term Incentive Plan in accordance with the terms of the original grant under the PepsiCo Stock Option Incentive Plan or PepsiCo Long-Term Incentive Plan, whichever is applicable. TRICON shall be the obligor with respect to such options. TRICON shall be solely responsible for all stock option grants and payments under the TRICON Stock Option Incentive Plan or TRICON Long-Term Incentive Plan, with respect to, but not limited to, recordkeeping, administrative costs and fees, plan maintenance, option exercise and related tax filings.

          (3) Performance Units

               (i) 1994 Award Year

               PepsiCo shall cause each Award under the PepsiCo Long-Term Incentive Plan consisting of PepsiCo performance unit awards based on the 1994 award year that is (A) outstanding as of the Close of the Distribution Date, and (B) is held by a Transferred Individual who, as of the Distribution Date, is an active employee of, or on leave of absence from, the TRICON Group, to remain an outstanding Award under the PepsiCo Long-Term Incentive Plan under its original terms and conditions; provided, however, that (i) Transferred Individuals shall not be deemed to have terminated employment under the PepsiCo Long-Term Incentive Plan until such time as they have terminated employment from TRICON, and (ii) PepsiCo ,in its sole discretion, shall determine the administration and related recordkeeping with respect to Awards for Transferred Individuals, including transfer of all related recordkeeping and administration to TRICON. Notwithstanding the foregoing, for purposes of determining whether any performance unit targets have been attained for Awards from the 1994 award year, performance shall be measured based on the consolidated performance of PepsiCo and TRICON for the 1994 through 1997 performance period. TRICON agrees to furnish PepsiCo with such data and information as may be necessary for PepsiCo to determine consolidated performance results for the applicable performance period and PepsiCo, in its sole discretion, shall determine whether and to what extent performance criteria or targets have been attained.

               (ii) 1996 Award Year

               To the extent a Transferred Individual has an Award under the PepsiCo Long-Term Incentive Plan consisting of PepsiCo performance units from the 1996 award year or later that is (A) outstanding as of the Close of the Distribution Date, and (B) held by a Transferred Individual who, as of the Distribution Date, is an active employee of, or on leave of absence from, the TRICON Group, TRICON agrees to assume such Award under the TRICON Long-Term Incentive Plan, effective Immediately after the Distribution Date. The number of TRICON performance units shall be adjusted as determined by PepsiCo in its sole discretion. Each such Award assumed by TRICON shall otherwise have the same terms and conditions as were applicable to the corresponding PepsiCo Award as of the Close of the Distribution Date, except that references to PepsiCo and its affiliates shall be amended to refer to TRICON and its affiliates. For purposes of determining whether a performance unit target has been attained for the 1996 award year and any subsequent year Awards, TRICON shall be required to measure its performance period based solely on TRICON's performance and PepsiCo shall have no responsibility, financial or otherwise, to Transferred Individuals for these 1996 or later Awards. To the extent any Award of performance units has been assumed by TRICON, any shares distributable by reason of such Awards shall be in the form of TRICON Common Stock. TRICON shall be solely responsible for all such Liabilities notwithstanding any failure by TRICON to complete its obligations under this Article 6.

     (b) Transferred Individuals Who Are Not Active Employees of TRICON

     Each outstanding Award under the PepsiCo Long-Term Incentive Plan and each grant under the PepsiCo Stock Option Incentive Plan that is held by a Transferred Individual who, as of the Close of the Distribution Date, is not an active employee of, or on leave of absence from and expected to return to employment with, the TRICON Group shall remain outstanding Immediately after the Distribution Date in accordance with its terms as applicable as of the Close of the Distribution Date, subject to such adjustments as may be applicable to outstanding Awards held by individuals who remain active employees of, or on leave of absence from, the PepsiCo Group after the Distribution Date.

6.4  DEFERRAL PROGRAMS

     (a) PepsiCo Executive Income Deferral Program

          (1) Transferred Individuals Who Are Active Employees of TRICON

          Immediately after the Distribution Date, the liability with respect to the balance of any Transferred Individual in an account under the PepsiCo Executive Income Deferral Program as of the Close of the Distribution Date shall be transferred to the TRICON Executive Income Deferral Program. TRICON agrees to maintain and administer the TRICON Executive Income
     Deferral Program (1) so as to continue all elections by Transferred Individuals under the PepsiCo Executive Income Deferral Program, and (2) in a manner that will ensure that as of the Close of Distribution Date, the investment choices will be the same; provided , however, that TRICON may, in its sole discretion amend, modify or terminate investment alternatives after the Distribution Date. Account balances invested in whole or in part in PepsiCo phantom shares as of the Close of the Distribution Date, shall be converted to investments in phantom shares of PepsiCo and TRICON in a manner consistent with the treatment of employer securities from the PepsiCo Savings Plan to the TRICON Savings Plan, as determined in PepsiCo's sole discretion.

          (2) Transferred Individuals Who Are Not Active Employees of TRICON

          The liability with respect to the balance of any Transferred Individual who, as of the Close of the Distribution Date, is not an active employee of or on leave of absence from and expected to return to employment with, the TRICON Group, in an account under the PepsiCo Executive Income Deferral Program as of the Close of the Distribution Date shall remain an obligation of PepsiCo under the PepsiCo Executive Income Deferral Program.

     (b) PepsiCo Performance Share Unit Deferral Program

     Immediately after the Distribution Date, any obligations or Liabilities with respect to the balance of any Transferred Individual in an account under the PepsiCo Performance Share Unit Deferral Program as of the Close of the Distribution Date shall be transferred to and assumed by the TRICON Performance Share Unit Deferral Program.

     TRICON agrees to maintain and continue all elections by Transferred Individuals under the PepsiCo Performance Share Unit Deferral Program, and to provide, as of the Close of the Distribution Date, the same investment choices as provided by this Program.; provided, however, that deferrals credited to the phantom stock investment account shall be converted to investments in phantom shares of PepsiCo and TRICON in a manner consistent with the treatment of employer securities in the PepsiCo Savings Plan and the TRICON Savings Plan, as determined in PepsiCo's sole discretion. After the Close of the Distribution Date, TRICON shall have the right to amend or modify such investment options.

     (c) PepsiCo Option Gains Deferral Program

     Effective as of the Close of the Distribution Date, any obligations or Liabilities with respect to the balance of any Transferred Individual under the PepsiCo Option Gains Deferral Program shall be transferred to and assumed by TRICON. TRICON agrees to maintain and administer the current deferrals under the PepsiCo Option Gains Deferral Program, as of the Close of the Distribution Date, so as to maintain and continue all elections by Transferred Individuals under the PepsiCo Option Gains Deferral Program; provided, however, that Transferred Individuals shall not be permitted to defer any gains by reason of the exercise of any option after the Close of the Distribution Date under the PepsiCo Long-Term Incentive Plan and Transferred Individuals shall not be credited with any phantom PepsiCo stock, stock units, or dividend equivalents under the TRICON Option Gains Deferral Program following the Close of the Distribution Date.

6.5  RESTAURANT DEFERRED COMPENSATION PLAN

     Effective Immediately after the Distribution Date, TRICON shall have established the TRICON Restaurant Deferred Compensation Plan and shall have assumed all Liabilities under the Restaurant Deferred Compensation Plan. Effective Immediately after the Distribution Date, TRICON shall cause such TRICON Restaurant Deferred Compensation Plan to have the same investment options and phase-out of investment features as TRICON will apply to the TRICON Savings Plan. PepsiCo shall not transfer any assets to TRICON in connection with the Restaurant Deferred Compensation Plan.

6.6  EXECUTIVE LOAN PROGRAM

     Effective Immediately after the Distribution Date, TRICON shall assume, accept the assignment of, and be solely responsible for all loans extended to Transferred Individuals under the PepsiCo Executive Loan Program. TRICON agrees to execute such documents as may be necessary to effect the assignment of any outstanding loans and any related security for such loans and agrees to guarantee all such loan repayments to the applicable lender and to hold PepsiCo harmless for any amounts due and owing on such loans with respect to Transferred Individuals.

6.7  STOCK OPTION INCENTIVE PLAN RECORDKEEPING ACCOUNTS

     PepsiCo and TRICON shall make their reasonable best efforts to provide accurate, timely information with respect to stock options granted Transferred Individuals under the PepsiCo Stock Option Incentive Plan and PepsiCo Long-Term Incentive Plan and the TRICON Stock Option Incentive Plan and TRICON Long-Term Incentive Plan. Whichever of PepsiCo or TRICON controls, and is responsible for providing, the information to a recordkeeper, may take such action as is necessary to effectuate a correction of any erroneous or inaccurate information provided to the recordkeepers of the TRICON Stock Option Incentive Plan or the TRICON Long-Term Incentive Plan and the PepsiCo Stock Option Incentive Plan or the PepsiCo Long-Term Incentive Plan, respectively. On or after the Close of the Distribution Date, PepsiCo shall be under no obligation to accept any data correction with respect to any TRICON employee's eligibility for stock option grants. TRICON agrees that in the event that any stock option is incorrectly or erroneously exercised under the PepsiCo Stock Option Incentive Plan or the PepsiCo Long-Term Incentive Plan, due to the untimely or inaccurate transmission of data to the recordkeeper of the PepsiCo Stock Option Incentive Plan or the PepsiCo Long-Term Incentive Plan, TRICON shall indemnify PepsiCo and hold PepsiCo and its directors, officers, employees and the Plans harmless for any Liabilities arising as a result of such transaction, including reimbursing PepsiCo for amounts paid to any individual by reason of the improper exercise of an option.

     TRICON shall be responsible for the integrity of any data or information that it provides to the recordkeeper of the PepsiCo Stock Option Incentive Plan or the PepsiCo Long-Term Incentive Plan. TRICON agrees to provide to PepsiCo unlimited access to records in its possession which may be relevant to eligibility, vesting, exercise or other aspects of the PepsiCo Stock Option Incentive Plan or the PepsiCo Long-Term Incentive Plan with respect to any Transferred Individual or Transition Individual.

     TRICON shall provide or cause to be provided all such information as may be reasonably necessary or required by PepsiCo, in its sole discretion, to prepare any financial returns, records or reports and shall provide such information on a timely basis sufficiently far in advance to permit the orderly preparation and filing of such financial returns, records and reports.

                                     ARTICLE
                                        7
                             MISCELLANEOUS BENEFITS


7.1  SHAREPOWER PLAN

     (a) Treatment of Outstanding Grants Under PepsiCo SharePower Plan

     Effective Immediately after the Distribution Date, all outstanding vested stock option grants under the PepsiCo SharePower Plan as of the Close of the Distribution Date of all Transferred Individuals shall continue to be held as options for PepsiCo Capital Stock and, at PepsiCo's election, shall either (1) remain, and recordkeeping accounts shall be maintained, under the PepsiCo SharePower Plan after the Distribution Date and, at PepsiCo's further election, TRICON shall be fully responsible for administering and providing for the recordkeeping for such PepsiCo options under the PepsiCo SharePower Plan in a manner consistent with provisions of such plan, or (2) be held and treated, and recordkeeping accounts shall be maintained, under the TRICON SharePower Plan. As soon as practicable after the Distribution Date, the number of options and the exercise price for such options which shall continue to be held as options for PepsiCo Capital Stock shall be adjusted, as of the Close of the Distribution Date, by a Conversion Formula. The determination of which company shall be entitled to any tax deduction and any other treatment related to any such tax deduction (federal and state) with respect to the exercise of such PepsiCo stock options shall be made in accordance with applicable provisions of the Tax Separation Agreement. Effective Immediately after the Distribution Date, all outstanding nonvested stock option grants under the PepsiCo SharePower Plan as of the Close of the Distribution Date of all such Transferred Individuals shall be converted to options for TRICON Common Stock under the TRICON SharePower Plan and shall be transferred to the recordkeeper of the TRICON SharePower Plan. The number of options and the exercise price for such TRICON options shall be determined in accordance with the Conversion Formula. Such converted, transferred TRICON stock option grants shall continue to vest and become exercisable under the TRICON SharePower Plan in accordance with the terms in effect as of the date of the original grant under the PepsiCo SharePower Plan. TRICON shall be the obligor with respect to such options. TRICON shall be solely responsible for all aspects of the stock option grants under the TRICON SharePower Plan, including, but not limited to, recordkeeping, administrative costs and fees, plan maintenance, option exercise and related tax filings.

     The foregoing shall apply to Transferred Individuals who are compensated under a payroll which is administered outside the 50 United States, its territories and possessions, and the District of Columbia; provided, however, if such treatment is not legally permitted, or results in adverse tax consequence for PepsiCo or the Transferred Individual, as determined by PepsiCo in its sole discretion, PepsiCo may determine in its sole discretion, a different treatment.

     (b) Recordkeeping Accounts

     PepsiCo and TRICON shall make their reasonable best efforts to provide accurate, timely information with respect to stock options granted Transferred Individuals under the PepsiCo SharePower Plan. Whichever of PepsiCo or TRICON controls, and is responsible for providing, the information to a recordkeeper, may take such action as is necessary to effectuate a correction of any erroneous or inaccurate information provided to the recordkeepers of the TRICON SharePower Plan or the PepsiCo SharePower Plan, respectively. On or after the Close of the Distribution Date, PepsiCo shall be under no obligation to accept any data correction with respect to any TRICON employee's eligibility for stock option grants. TRICON agrees that in the event that any stock option is incorrectly or erroneously exercised under the PepsiCo SharePower Plan, due to the untimely or inaccurate transmission of data to the recordkeeper, TRICON shall indemnify PepsiCo and hold PepsiCo and its directors, officers, employees and the Plans harmless for any Liabilities arising as a result of such transaction, including reimbursing PepsiCo for amounts paid to any individual by reason of the improper exercise of an option.

     TRICON shall be responsible for the integrity of any data or information that it provides to the recordkeeper. TRICON agrees to provide to PepsiCo unlimited access to records in its possession which may be relevant to eligibility, vesting, exercise or other aspects of the PepsiCo SharePower Plan with respect to any Transferred Individual or Transition Individual.

     TRICON shall provide or cause to be provided all such information as may be reasonably necessary or required by PepsiCo, in its sole discretion, to prepare any financial returns, records or reports and shall provide such information on a timely basis sufficiently far in advance to permit the orderly preparation and filing of such financial returns, records and reports.

7.2  STOCK PURCHASE PLAN

     (a) Transfer of PepsiCo Capital Stock

     With respect to all Transferred Individuals who have beneficial ownership of PepsiCo Capital Stock in the PepsiCo Stock Purchase Plan, as of the Close of the Distribution Date, PepsiCo shall create individual accounts under the PepsiCo DRIP, and shall transfer such PepsiCo Capital Stock to those accounts, as of the Close of the Distribution Date or as soon as practicable thereafter.

     (b) Transfer of TRICON Common Stock

     With respect to all Transferred Individuals who become beneficial owners of TRICON Common Stock received under the PepsiCo Stock Purchase Plan, as a result of the Distribution, TRICON shall create individual accounts under the TRICON Stock Purchase Plan for the purpose of receiving such TRICON Common Stock which shall be transferred by PepsiCo, as of the Close of the Distribution Date or as soon as practicable thereafter.

     With respect to all employees or former employees of the PepsiCo Group who become beneficial owners of TRICON Common Stock received under the PepsiCo Stock Purchase Plan, as a result of the Distribution, TRICON shall create individual accounts under the TRICON DRIP, for the purpose of receiving such TRICON Common Stock which shall be transferred by PepsiCo, as of the Close of the Distribution Date or as soon as practicable thereafter.

                                     ARTICLE
                                        8
                           TRANSITIONAL ARRANGEMENTS


8.1  TRANSITION INDIVIDUALS/RECOGNITION OF SERVICE

     The parties intend that, for the duration of the Transition Period, the respective Plans of PepsiCo and TRICON shall mutually recognize service, compensation, and other benefit determining factors (except as otherwise provided herein with respect to stock options) with respect to Transition Individuals as if the Transition Individual's service recognized by either the PepsiCo Group or the TRICON Group, respectively, had been performed entirely for the Hiring Company. In this regard, in determining a Transition Individual's service under the Hiring Company's Pension Plan, Pension Equalization Plan, Savings Plan, SharePower Plan, Stock Purchase Plan, Health and Welfare Plans, Executive Programs, vacation and payroll practices, and other Plans, the Hiring Company shall grant full credit for and recognition of the Transition Individual's service as such may be recognized under the above mentioned plans and programs.

8.2  PENSION PLANS

     (a) Assumption of Liabilities/Noncommencement of Pensions

     Effective as of the date a Transition Individual is transferred to a Hiring
Company: (i) the Hiring Company's Pension Plan shall assume and be solely responsible for all Liabilities to or relating to the Transition Individual under the Prior Company's Pension Plan; and (ii) no pension benefits with respect to the Transition Individual from a Prior Company's Pension Plan or Pension Equalization Plan shall commence while he or she is employed by the Hiring Company.

     (b) Asset/Liability Allocations and Transfers

     PepsiCo or TRICON, as applicable, shall arrange to transfer assets and liabilities relating to the benefit of each Transition Individual under the Prior Company Pension Plan to the Hiring Company Pension Plan. The liability related to each such Transition Individual shall be calculated in accordance with the same procedures and assumptions described in Section 3.3(b) effective as of the date the Transition Individual is transferred to the Hiring Company. The transfer of assets relating to such liability shall occur as soon as practicable after the Transition Period and a single net aggregate transfer shall take place in accordance with the procedures described in the following paragraph.

     The amount of assets related to each Transition Individual shall be 100% of the benefit liability calculated at the effective date of the transfer, adjusted to reflect interest at a rate equal to the yield on the Northern Trust Collective Short-Term Investment Fund from the effective date of the transfer to the date the assets are transferred. The amount of assets so calculated shall be aggregated for all Transition Individuals transferring from PepsiCo to TRICON and for all Transition Individuals transferring from TRICON to PepsiCo. The company with the greater aggregate amount of assets shall subtract the other company's aggregate amount of assets, and shall arrange to transfer the net aggregate amount so calculated from its plan and trust to the other company's plan and trust.

 8.3      SAVINGS PLAN

     Upon a Transition Individual's transfer to a Hiring Company (i) the Prior Company shall cause the accounts of the Transition Individual under the Prior Company's Savings Plan which are held by their related trusts to be transferred to the corresponding Hiring Company's Savings Plan and their related trusts as soon as practicable after the Transition Individual's date of transfer; and (ii) the Hiring Company shall cause the transferred accounts to be accepted by its plans and trusts; and (iii) as soon as the assets relating to the Transition Individual's account have been transferred, the Hiring Company's Savings Plan shall assume and be solely responsible for all Liabilities to or relating to the Transition Individual under the corresponding Prior Company's Savings Plan. Assets may be transferred from the Prior Company Savings Plan to the Hiring Company Savings Plan in cash or in kind and, to the extent practicable, the Transition Individual's accounts shall be invested in comparable investment options under the Hiring Company Savings Plan as his or her accounts were invested under the Prior Company Savings Plan immediately before the transfer.

8.4  HEALTH AND WELFARE PLANS

     (a) Continuance of Elections, Co-Payments, and Maximum Benefits.

     Each of PepsiCo and TRICON shall cause the Health and Welfare Plans of itself and its affiliates to recognize and maintain all coverage and contribution elections made by Transition Individuals under the Health and Welfare Plans of the other company and its affiliates. Each Hiring Company shall apply such elections under its Health and Welfare Plans for the remainder of the period or periods for which the elections are by their terms originally applicable; provided, however that Hiring Company shall cause the Hiring Company Health and Welfare Plans to permit new coverage and contribution elections by Transition Individuals in the same manner as such elections were permitted by PepsiCo for transfers between its divisions before the Distribution Date.

     PepsiCo Health and Welfare Plans and TRICON Health and Welfare Plans shall recognize and give credit for all amounts applied to deductibles, out-of-pocket maximums, and other applicable benefit coverage limits with respect to the current year.

     (b) Reimbursement Plans

     To the extent any Transition Individual contributed to an account under a Prior Company's Reimbursement Plan during a calendar year falling within the Transition Period, the Prior Company shall transfer to the Hiring Company (a) the liability for such account balances for that calendar year and (b) an equal amount of cash to cover such liability.

8.5  EXECUTIVE PROGRAMS

     (a) Long-Term Incentive Plan and Stock Option Incentive Plan

     Effective as of the date a Transition Individual is transferred to a Hiring Company, the Transition Individual shall retain such stock options, phantom shares, and performance units as were granted or awarded and in effect as of the effective date of transfer under the Prior Company Plans. Service with the Prior Company and the Hiring Company shall be mutually recognized under each company's Long-Term Incentive Plan and Stock Option Incentive Plan.

     (b) Restaurant Deferred Compensation Plan

     To the extent the Transition Individual is a participant in the Restaurant Deferred Compensation Plan, and is transferred from TRICON to PepsiCo, TRICON shall retain all Liabilities with regard to such Transition Individual under the Restaurant Deferred Compensation Plan. TRICON will amend its plan to preclude distributions on account of termination of employment prior to the Transition Individual's termination of employment from PepsiCo or TRICON.

     (c) Deferral Programs

     Effective as of the date a Transition Individual is transferred to a Hiring Company, the Transition Individual's account balance under the Deferral Programs of the Prior Company shall remain on the books and records of the Prior Company. The Transition Individual shall not be entitled to a distribution from such Deferral Programs at the Prior Company by reason of the transfer.

8.6  SHAREPOWER PLANS

     Effective as of the date a Transition Individual is transferred to a Hiring Company, the Transition Individual shall retain such stock options as were granted or awarded and in effect as of the effective date of transfer under the Prior Company SharePower Plan. Service with the Prior Company and the Hiring Company shall be mutually recognized under each company's SharePower Plans.

8.7  STOCK PURCHASE PLANS

     As soon as practicable after a Transition Individual is transferred to a Hiring Company, the Prior Company shall determine whether the Transition Individual has a beneficial interest in any stock (PepsiCo Capital Stock or TRICON Common Stock, as applicable) purchased under the Prior Company Stock Purchase Plan. In the event that a Transition Individual has a beneficial interest in any stock (PepsiCo Capital Stock or TRICON Common Stock, as applicable) purchased under the Prior Company Stock Purchase Plan, the Prior Company shall transfer such stock to an individual account established under its DRIP for the benefit of such Transition Individual

8.8  SHORT-TERM INCENTIVE PLAN

     To the extent a Transition Individual is hired or rehired by a Hiring Company during the Transition Period, the payment of any Award under the PepsiCo Short-Term Incentive Plan or TRICON Short-Term Incentive Plan or any comparable or other incentive or award program shall be paid for in its entirety by the entity (PepsiCo or TRICON) on whose payroll the Transition Individual was employed on December 31, 1997 (for the 1997 performance year) or December 31, 1998 (for the 1998 performance year) and shall be based on the Transition Individual's period of employment with both the Hiring Company and the Prior Company during the performance year in question. Neither PepsiCo nor TRICON shall be entitled to any reimbursement from the other for payments under this Section.

                                     ARTICLE
                                        9
                                    GENERAL


9.1  PAYMENT OF AND ACCOUNTING TREATMENT FOR EXPENSES AND BALANCE SHEET AMOUNTS

     (a) Expenses

     All expenses (and the accounting treatment related thereto) through the Close of the Distribution Date regarding matters addressed herein shall be handled and administered by PepsiCo and TRICON in accordance with past PepsiCo accounting and financial practices and procedures pertaining to such matters. To the extent expenses are unpaid as of the Close of the Distribution Date that pertain to Transferred Individuals, TRICON or any member of the TRICON Group, TRICON shall be solely responsible for such payment, without regard to any accounting treatment to be accorded such expense by PepsiCo or TRICON on their respective books and records. The accounting treatment to be accorded all such expenses, whether such expenses are paid by PepsiCo or TRICON, shall be determined by PepsiCo in its sole discretion.

     (b) Balance Sheet Amounts

     TRICON shall assume any balance sheet liability for any Liability assumed by it under this Agreement as of the Close of the Distribution Date or thereafter, with respect to any Transferred Individual or Transition Individual. The determination of any balance sheet liability as of the Close of the Distribution Date shall be determined by PepsiCo in its sole discretion consistent with past accounting practices, consistently applied.

9.2  SHARING OF PARTICIPANT INFORMATION

     PepsiCo and TRICON shall share, PepsiCo shall cause each applicable member of the PepsiCo Group to share, and TRICON shall cause each applicable member of the TRICON Group to share, with each other and their respective agents and vendors (without obtaining releases) all participant information necessary for the efficient and accurate administration of each of the PepsiCo Plans and the TRICON Plans during the Transition Period. PepsiCo and TRICON and their respective authorized agents shall, subject to applicable laws on confidentiality, be given reasonable and timely access to, and may make copies of, all information relating to the subjects of this Agreement in the custody of the other party, to the extent necessary for such administration. Until the Close of the Distribution Date, all participant information shall be provided in the manner and medium applicable to Participating Companies in the PepsiCo Plans generally, and thereafter until December 31, 1998, all participant information shall be provided in a manner and medium that is compatible with the data processing systems of PepsiCo as in effect of the Close of the Distribution Date, unless otherwise agreed to by PepsiCo and TRICON.

9.3  RESTRICTIONS  ON  EXTENSION  OF  OPTION  EXERCISE  PERIODS,   AMENDMENT  OR
     MODIFICATION OF OPTION TERMS AND CONDITIONS

     TRICON agrees that, without the prior written consent of PepsiCo, neither TRICON nor any of its affiliates shall take any action to extend the exercise period of or to provide for additional vesting with respect to any PepsiCo options for Transferred or Transition Individuals, including, but not limited to, providing such Transferred or Transition Individuals with leaves of absences or special termination or severance arrangements. Neither TRICON nor any of its affiliates may in any way or for any purpose modify, alter, amend or terminate any terms or conditions with respect to any PepsiCo option.

9.4  NON-SOLICITATION OF EMPLOYEES

     For a period of two years from the Close of the Distribution Date, TRICON and its affiliates will not, without the prior written consent of PepsiCo, and PepsiCo and its affiliates will not, without the prior written consent of TRICON, whether directly or indirectly, solicit (in writing or orally) for employment or other services, whether as an employee, officer, director, agent, consultant or independent contractor, any person who or which is at the time of such solicitation an employee, agent, representative, officer or director of the other party; provided, however, that this covenant shall not apply in the case of Persons who have left the employ of either party within a thirty day period prior to being solicited by the other party.

9.5  REPORTING AND DISCLOSURE AND COMMUNICATIONS TO PARTICIPANTS

     While TRICON is a Participating Company in the PepsiCo Plans, TRICON shall take, and shall cause each other applicable member of the TRICON Group to take, all actions necessary or appropriate to facilitate the distribution of all PepsiCo Plan-related communications and materials to employees, participants and beneficiaries, including summary plan descriptions and related summaries of material modification, summary annual reports, investment information, prospectuses, notices and enrollment material for the TRICON Plans. TRICON shall assist, and TRICON shall cause each other applicable member of the TRICON Group to assist, PepsiCo in complying with all reporting and disclosure requirements of ERISA for plan years ending on or before December 31, 1997, including the preparation of Form 5500 annual reports for the PepsiCo Plans, where applicable.

9.6  PLAN AUDITS

     (a) Audit Rights with Respect to the Allocation or Transfer of Plan Assets

     The allocation of Pension Plan assets and  liabilities  pursuant to Section
3.2 and the transfer of assets from PepsiCo VEBAs pursuant to Section 5.2, shall, at the election of TRICON, be audited on behalf of both PepsiCo and TRICON by an actuarial and benefit consulting firm mutually selected by the parties. The scope of such audit shall be limited to the accuracy of the data and the accuracy of the computation and adherence to the methodology specified in this Agreement and except as set forth in the penultimate sentence of this
Section 9.6(a), such audit shall not be binding on the parties. The actuarial and benefit consulting firm shall provide its report to both PepsiCo and TRICON. No other audit shall be conducted with respect to the transfer or allocation of Plan assets and no issue of any nature whatsoever may be raised by TRICON once the allocation has been effect. . TRICON shall pay or shall be responsible for the payment of the full costs of such audit. To the extent such audit recommends a change to the value of assets allocated to a TRICON Plan of less than 5%, the original determination shall be binding on the parties and shall not be subject to the dispute resolution process provided under the Separation Agreement. To the extent such audit recommends such a change of 5% or more, any unresolved dispute between the parties as to whether and how to make any change in response to such recommendation shall be subject to the dispute resolution process provided under the Separation Agreement.

     (b) Audit Rights With Respect to Information Provided

          (1) Each of PepsiCo and TRICON, and their duly authorized representatives, shall have the right to conduct audits at any time upon reasonable prior notice, at their own expense, with respect to all information provided to it or to any Plan recordkeeper or third party administrator by the other party; provided, however, that PepsiCo or its authorized representatives may, at TRICON's expense, conduct audits at any time with respect to any information related to PepsiCo options granted to Transferred Individuals or Transition Individuals. The party conducting the audit shall have the sole discretion to determine the procedures and guidelines for conducting audits and the selection of audit representatives under this Section 9.6(b); provided, that audits with respect to the allocation or transfer of Plan assets and liabilities shall be subject only to Section 9.6(a). The auditing party shall have the right to make copies of any records at its expense, subject to the confidentiality provisions set forth in the Separation Agreement, which are incorporated by reference herein. The party being audited shall provide the auditing party's representatives with reasonable access during normal business hours to its operations, computer systems and paper and electronic files, and provide workspace to its representatives. After any audit is completed, the party being audited shall have the right to review a draft of the audit findings and to comment on those findings in writing within five business days after receiving such draft.

          (2) The auditing party's audit rights under this Section 9.6(b) shall include the right to audit, or participate in an audit facilitated by the party being audited, of any Subsidiaries and affiliates of the party being audited and of any benefit providers and third parties with whom the party being audited has a relationship, or agents of such party, to the extent any such persons are affected by or addressed in this Agreement (collectively, the "Non-parties"). The party being audited shall, upon written request from the auditing party, provide an individual (at the auditing party's expense) to supervise any audit of any such benefit provider or third party. The auditing party shall be responsible for supplying, at its expense, additional personnel sufficient to complete the audit in a reasonably timely manner.

     (c) Audits Regarding Vendor Contracts

     From Immediately after the Distribution Date through December 31, 1998, PepsiCo and TRICON and their duly authorized representatives shall have the right to conduct joint audits with respect to any vendor contracts that relate to both the PepsiCo Health and Welfare Plans and the TRICON Health and Welfare Plans. The scope of such audits shall encompass the review of all correspondence, account records, claim forms, canceled drafts (unless retained by the bank), provider bills, medical records submitted with claims, billing corrections, vendor's internal corrections of previous errors and any other documents or instruments relating to the services performed by the vendor under the applicable vendor contracts. PepsiCo and TRICON shall agree on the performance standards, audit methodology, auditing policy and quality measures and reporting requirements relating to the audits described in this Section 9.6 and the manner in which costs incurred in connection with such audits will be shared.

9.7  BENEFICIARY DESIGNATIONS

     All beneficiary designations made by Transferred Individuals for PepsiCo Plans shall be transferred to and be in full force and effect under the corresponding TRICON Plans until such beneficiary designations are replaced or revoked by the Transferred Individual who made the beneficiary designation. All beneficiary designations made by Transition Individuals for Prior Company Plans shall be transferred to and be in full force and effect under the corresponding Hiring Company Plans until such beneficiary designations are replaced or revoked by the Transition Individual who made the beneficiary designation.

9.8 REQUESTS FOR INTERNAL REVENUE SERVICE RULINGS AND UNITED STATES DEPARTMENT OF LABOR OPINIONS

     (a) Cooperation

     TRICON shall cooperate fully with PepsiCo on any issue relating to the transactions contemplated by this Agreement for which PepsiCo elects to seek a determination letter or private letter ruling from the Internal Revenue Service or an advisory opinion from the United States Department of Labor. PepsiCo shall cooperate fully with TRICON with respect to any request for a determination letter or private letter ruling from the Internal Revenue Service or advisory opinion from the United States Department of Labor with respect to any of the TRICON Plans relating to the transactions contemplated by this Agreement.

     (b) Applications

     PepsiCo and TRICON shall make such applications to regulatory agencies, including the Internal Revenue Service and the United States Department of Labor, as may be necessary to ensure that any transfers of assets from the PepsiCo LTD VEBA to the TRICON LTD VEBA will neither (i) result in any adverse tax, legal or fiduciary consequences to PepsiCo and TRICON, the PepsiCo LTD VEBA, the TRICON LTD VEBA, any participant therein or beneficiaries thereof, , any successor welfare benefit funds established by or on behalf of TRICON, or the trustees of such trusts, nor (ii) contravene any statute, regulation or technical pronouncement issued by any regulatory agency. Before the Close of the Distribution Date, TRICON shall prepare all forms required to obtain favorable determination letters from the Internal Revenue Service with respect to the tax-exempt status of the TRICON LTD VEBA. TRICON and PepsiCo agree to cooperate with each other to fulfill any filing and/or regulatory reporting obligations with respect to such transfers.

9.9  FIDUCIARY AND RELATED MATTERS

     The parties acknowledge that PepsiCo will not be a fiduciary with respect to the TRICON Plans and that TRICON will not be a fiduciary with respect to the PepsiCo Plans. TRICON also acknowledges that PepsiCo shall not be deemed to be in violation of this Agreement if it fails to comply with any provisions hereof based upon its good faith determination that to do so would violate any applicable fiduciary duties or standards of conduct under ERISA or other applicable law. Notwithstanding any other provision in this Agreement, the Parties may take such actions as necessary or appropriate to effectuate the terms and provisions of this Agreement.

9.10 NON-TERMINATION OF EMPLOYMENT; NO THIRD-PARTY BENEFICIARIES

         No provision of this Agreement or the Separation Agreement shall be construed to create any right, or accelerate entitlement, to any compensation or benefit whatsoever on the part of any Transferred Individual or other future, present, or former employee of the PepsiCo Group or the TRICON Group under any PepsiCo Plan or TRICON Plan or otherwise. Without limiting the generality of the foregoing, except as expressly provided in this Agreement: (i) neither the Distribution nor the termination of the Participating Company status of a member of the TRICON Group shall cause any employee to be deemed to have incurred a termination of employment which entitles such individual to the commencement of benefits under any of the PepsiCo Plans, any of the TRICON Plans, or any of the Individual Agreements; and (ii) nothing in this Agreement other than those provisions specifically set forth herein to the contrary shall preclude TRICON, at any time after the Close of the Distribution Date, from amending, merging, modifying, terminating, eliminating, reducing, or otherwise altering in any respect any TRICON Plan, any benefit under any Plan or any trust, insurance policy or funding vehicle related to any TRICON Plan.

9.11 COLLECTIVE BARGAINING

     To the extent any provision of this Agreement is contrary to the provisions of any applicable collective bargaining agreement to which PepsiCo or any affiliate of PepsiCo is a party, the terms of such collective bargaining agreement shall prevail. Should any provisions of this Agreement be deemed to relate to a topic determined by an appropriate authority to be a mandatory subject of collective bargaining, PepsiCo or TRICON may be obligated to bargain with the union representing affected employees concerning those subjects. Neither party will agree to a modification of any applicable collective bargaining agreement without the consent of the other. In the event a force surplus affecting members of a bargaining unit in both the PepsiCo Group (on the one hand) and the TRICON Group (on the other hand) directly results, due to the provisions of such a collective bargaining agreement, in an employee involuntarily leaving the payroll of the party not declaring the surplus, then the party declaring the surplus shall bear the cost of any severance payable to such employee.

9.12 CONSENT OF THIRD PARTIES

     If any provision of this Agreement is dependent on the consent of any third party (such as a vendor or a union) and such consent is withheld, PepsiCo and TRICON shall use their reasonable best efforts to implement the applicable provisions of this Agreement to the full extent practicable. If any provision of this Agreement cannot be implemented due to the failure of such third party to consent, PepsiCo and TRICON shall negotiate in good faith to implement the provision in a mutually satisfactory manner. The phrase "reasonable best efforts" as used in this Agreement shall not be construed to require the incurrence of any non-routine or unreasonable expense or liability or the waiver of any right.

9.13 FOREIGN PLANS

     As soon as practicable after the date of this Agreement, PepsiCo and TRICON shall enter into an agreement regarding the treatment of Foreign Plans consistent with the principles set forth in Appendix C.

9.14 EFFECT IF DISTRIBUTION DOES NOT OCCUR

     If the Distribution does not occur, then all actions and events that are, under this Agreement, to be taken or occur effective as of the Close of the Distribution Date, Immediately after the Distribution Date, or otherwise in connection with the Distribution, shall not be taken or occur except to the extent specifically agreed by TRICON and PepsiCo.

9.15 RELATIONSHIP OF PARTIES

     Nothing in this Agreement shall be deemed or construed by the parties or any third party as creating the relationship of principal and agent, partnership or joint venture between the parties, it being understood and agreed that no provision contained herein, and no act of the parties, shall be deemed to create any relationship between the parties other than the relationship set forth herein.

9.16 AFFILIATES

     Each of PepsiCo and TRICON shall cause to be performed, and hereby guarantees the performance of, all actions, agreements and obligations set forth in this Agreement to be performed by members of the PepsiCo Group or members of the TRICON Group, respectively, where relevant.

9.17 ARBITRATION

     Any controversy or claim arising out of or relating to this Agreement, or the breach hereof, shall be settled by arbitration in accordance with the then prevailing Commercial Arbitration Rules of the American Arbitration Association (the "AAA") as such rules may be modified herein.

     An award rendered in connection with an arbitration pursuant to this Section shall be final and binding and judgment upon such an award may be entered and enforced in any court of competent jurisdiction.

     The forum for arbitration under this Section shall be agreed upon by the Parties, or, failing such agreement, shall be New York, New York.

     Arbitration shall be conducted by a single arbitrator selected jointly by PepsiCo and TRICON. If within 30 days after a demand for arbitration is made, PepsiCo and TRICON are unable to agree on a single arbitrator, three arbitrators shall be appointed. Within 30 days after such inability to agree, PepsiCo and TRICON shall each select one arbitrator and those two arbitrators shall then select a third arbitrator unaffiliated with either Party. In connection with the selection of the third arbitrator, consideration shall be give to familiarity with employee benefit plans and programs and related matters and experience in dispute resolution between parties, as a judge or otherwise. If the arbitrators selected by PepsiCo and TRICON cannot agree on the third arbitrator within such 30 day period, they shall discuss the qualifications of such third arbitrator with the AAA prior to selection of such arbitrator, which selection shall be in accordance with the Commercial Arbitration Rules of the AAA.

     If an arbitrator cannot continue to serve, a successor to an arbitrator selected by PepsiCo or TRICON, as the case may be, also shall be selected by the same Party, and a successor to the neutral arbitrator shall be selected as specified above. A full rehearing will be held only if the neutral arbitrator is unable to continue to serve or if the remaining arbitrators unanimously agree that such a rehearing is appropriate.

     The arbitrator or arbitrators shall be guided, but not bound, by the Federal Rules of Evidence and by the procedural rules, including discovery provisions, of the Federal Rules of Civil Procedure. Any discovery shall be limited to information directly relevant to the controversy or claim in arbitration.

9.18 INDEMNIFICATION

     Effective on the Distribution Date, TRICON agrees to indemnify and hold harmless each member of the PepsiCo Group and each of their respective officers, directors, employees and agents and the PepsiCo Plans from and against any and all losses, Liabilities, claims, suits, damages, costs and expenses (including without limitation, reasonable attorneys' fees and any and all expenses reasonably incurred in investigating, preparing or defending against any pending or seriously threatened litigation or claim) arising out of or related in any manner to Transferred Individuals and Transition Individuals described in
Section 1.1(ddd)(2) and (3). Similarly, effective on the Distribution Date, PepsiCo agrees to indemnify and hold harmless each member of the TRICON Group and each of their respective officers, directors, employees and agents and the TRICON Plans from and against any and all losses, Liabilities, claims, suits, damages, costs and expenses (including, without, limitation reasonable attorneys' fees and any and all expenses reasonably incurred in investigating, preparing or defending against any pending or seriously threatened litigation or claim) arising out of or related in any manner to Transferred Individuals and Transition Individuals described in Section 1.1(ddd)(1) and (4).

     If any action is brought or any claim is made against a Party or person in respect of which indemnity may be sought pursuant to this Section 9.18 (the "Indemnitee"), the Indemnitee shall, within ten days after the receipt of information indicating that an action or claim is likely, notify in writing the Party from whom indemnification is sought (the "Indemnitor") of the institution of the action or the making of the claim, and the Indemnitor shall have the right, and at the request of the Indemnitee, shall have the obligation, to assume the defense of the action or claim, including the employment of counsel. If the Indemnitor assumes the defense of the action or claim, the Indemnitor shall be entitled to settle the action or claim on behalf of the Indemnitee without the prior written consent of the Indemnitee unless such settlement would, in addition to the payment of money, materially affect the ongoing business or employment of the Indemnitee.

     The Indemnitee shall have the right to employ its own counsel, but the fees and expenses of that counsel shall be the responsibility of the Indemnitee unless (i) the employment of that counsel shall have been authorized in writing by the Indemnitor in connection with the defense of the action or claim; (ii) the Indemnitor shall not have employed counsel to have charge of the defense of such action or claim; or (iii) such Indemnitee shall have reasonably concluded that there may be defenses available to it which are different from or additional to those available to the Indemnitor (in which case the Indemnitor shall not have the right to direct any different defense of the action or claim on behalf of the Indemnitee). The Indemnitee shall, in any event, be kept fully informed of the defense of any such action or claim. Except as expressly provided above, in the event that the Indemnitor shall not previously have assumed the defense of an action or claim, at such time as the Indemnitor does assume the defense of the action or claim, the Indemnitor shall not thereafter be liable to any Indemnitee for legal or other expenses subsequently incurred by the Indemnitee in investigating, preparing or defending against such action or claim.

     Anything in this Section 9.18 to the contrary notwithstanding, the Indemnitor shall not be liable for any settlement of any claim or action effected without its written consent; provided, however, that if after due notice the Indemnitor refuses to defend a claim or action, the Indemnitee shall have the right to defend and/or settle such action, and the Indemnitee shall not be precluded from making a claim against the Indemnitor for reasonable expenses and liabilities resulting from such defense and/or settlement in accordance with this Section 9.18.

     Notwithstanding the foregoing provisions of this Section 9.18, there may be particular actions or claims which reasonably could result in both Parties being liable to the other under the indemnification provisions of this Agreement. In such events, the Parties shall endeavor, acting reasonably and in good faith, to agree upon a manner of conducting the defense and settlement of the action or claim with a view to minimizing the legal expenses and associated costs that might otherwise be incurred by the Parties, such as, by way of illustration only, agreeing to use the same legal counsel.

     The indemnification provisions of this Section 9.18 shall not inure to the benefit of any third party. By way of illustration only, an insurer who would otherwise be obligated to pay any claim shall not be relieved of the responsibility with respect thereto, or, solely by virtue of the indemnification provisions, hereof, have any subrogation rights with respect thereto, it being expressly understood and agreed that no insurer or any other third party shall be entitled to a "windfall" (i.e., a benefit they would not be entitled to receive in the absence of the indemnification provisions) by virtue of these indemnification provisions.

9.19 NOTICES

     Any notice, demand, claim, or other communication under this Agreement shall be in writing and shall given in accordance with the provisions for giving notice under the Separation Agreement.

9.20 INTERPRETATION.

     Words in the singular shall be held to include the plural and vice versa and words of one gender shall be held to include the other genders as the context requires. The terms "hereof," "herein," and "herewith" and words of similar import shall, unless otherwise stated, be construed to refer to this Agreement as a whole (including all Exhibits hereto) and not to any particular provision of this Agreement. The word "including" and words of similar import when used in this Agreement shall mean "including, without limitation," unless the context otherwise requires or unless otherwise specified. The word "or" shall not be exclusive.

9.21 GOVERNING LAW/EXECUTION

     This Agreement shall be governed by and construed in accordance with the laws of the State of North Carolina, may not be assigned by either Party without the written consent of the other, and shall bind and inure to the benefit of the Parties hereto and their respective successors and permitted assignees. This Agreement may not be amended or supplemented except by an agreement in writing signed by PepsiCo and TRICON. This Agreement may be executed in counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties have caused this Employee Programs Agreement to be duly executed as of the day and year first above written.

PepsiCo, Inc.



By:  /s/ Karl von der Heyden
     -----------------------------
Name:  Karl von der Heyden
Title:    Chief Financial Officer


TRICON, Inc.


By:  /s/ Andrall E. Pearson
     ----------------------------
Name:  Andrall E. Pearson
Title:    Chairman of the Board

                           PEPSICO EXECUTIVE PROGRAMS
                                APPENDIX A

                           PEPSICO EXECUTIVE PROGRAMS


PepsiCo, Inc. Executive Income Deferral Program
PepsiCo, Inc. Performance Share Unit Deferral Program
PepsiCo, Inc. 1994 Executive Incentive Compensation Plan
PepsiCo, Inc. Option Gains Deferral Program
Middle Management Incentive Compensation Plan
PepsiCo Inc. Executive Incentive Plan
PepsiCo, Inc. 1987 Long-Term Incentive Plan
PepsiCo, Inc. 1995 Stock Option Incentive Plan
PepsiCo, Inc. 1994 Long-Term Incentive Plan
Financial Planning (including tax planning and return preparation)
Country Club Program
Split-Dollar Life Insurance
Executive Automobile Program
Executive Loan Program
Individual   Agreements   (including   employment,   separation  and  consulting
agreements,  special  bonus  arrangements,   leave  of  absence  agreements  and
commitments made in the context of any merger, acquisition or similar activity)

Restaurant Deferred Compensation Plan

                                   APPENDIX B

                            HEALTH AND WELFARE PLANS



Part One:  PepsiCo Restaurant Health and Welfare Plans

Health Plan:
         Restaurant Employees Health Care Program (which includes medical, post-retirement medical, dental, prescription drug, mental health/substance abuse, various HMOs and OSCs, vision/hearing, LensCrafters vision, health care reimbursement, and employee assistance benefits).

Group Insurance Plan:
         Restaurant Employees Group Insurance Program (which includes basic and optional life, accidental death and dismemberment, and business travel accident insurance benefits).

Disability Plans:
         PepsiCo Long Term Disability Plan
         PepsiCo Salary Continuation Plan (short-term disability plan) Salary Continuation Plan for Employees Working in States other than California

Combination Plan (Health and Cafeteria):
         Taco Bell Pre-Tax Elective Benefits Plan

Severance Plans:
         Pizza Hut Severance Plan
         KFC Severance Plan
         Taco Bell Severance Plan

Miscellaneous Plans (ERISA):
         PepsiCo Group Legal Services Plan
         PepsiCo Vacation Plan for Hourly Crew Employees

Cafeteria Plans (non-ERISA):
         Pizza Hut Benefits Plus
         Pizza Hut Pre-Tax Crew Benefits Plan
         KFC Benefits Plus
         PepsiCo One + Plus (KFC hourly plan)
         Taco Bell Benefits Plus

Miscellaneous Plans (non-ERISA):
         PepsiCo Dependent Care Reimbursement Plan
         PepsiCo Educational Assistance Program

Part Two:  TRICON Health and Welfare Plans

Health Plan:
         TRICON Employees Health Care Program (which includes medical, post-retirement medical, dental, prescription drug, mental health/substance abuse, various HMOs and OSCs, vision/hearing, LensCrafters vision, health care reimbursement, and employee assistance benefits).

Group Insurance Plan:
         TRICON  Employees  Group  Insurance  Program (which  includes basic and
         optional  life,  accidental  death  and  dismemberment,   and  employee
         assistance benefits).

Disability Plans:
         TRICON Long Term Disability Plan
         TRICON Salary Continuation Plan (Short-Term disability plan)
         TRICON Salary Continuation Plan for Employees Working in States other than California

Combination Plan (Health and Cafeteria):
         Taco Bell Pre-Tax Elective Benefits Plan

Severance Plans:
         Pizza Hut Severance Plan
         KFC Severance Plan
         Taco Bell Severance Plan

Miscellaneous Plans (ERISA):
         TRICON Group Legal Services Plan
         TRICON Vacation Plan for Hourly Crew Employees

Cafeteria Plan (non-ERISA):
         Pizza Hut Benefits Plus
         Pizza Hut Pre-Tax Crew Benefits Plan
         KFC Benefits Plus
         KFC One + Plus
         Taco Bell Benefits Plan

Miscellaneous Plans (non-ERISA):
         TRICON Dependent Care Reimbursement Plan
         TRICON Educational Assistance Program

                                   APPENDIX C

                                  FOREIGN PLANS


     This Appendix C describes the principles under which Foreign Plans shall be treated. For purposes of this Appendix, outside the U.S. means outside the 50 United States, its territories and possessions, and the District of Columbia, and employed outside the U.S. means compensated under a payroll which is administered outside the U.S..

C.1  Plans Covering only Employees of PepsiCo or TRICON

     Effective as of the Close of the Distribution Date or such later date as may be required by applicable law, union, or works council agreement, any Foreign Plan that covers only individuals employed outside the U.S. by the PepsiCo Group shall be the sole responsibility of the PepsiCo Group and no member of the TRICON Group shall have any Liability with respect to such a Plan; and any Foreign Plan that covers only individuals employed outside the U.S. by the TRICON Group shall be the sole responsibility of the TRICON Group and no member of the PepsiCo Group shall have any Liability with respect to such a Plan.

C.2  Plans Covering Employees of Both PepsiCo and TRICON

     (a) Termination of Participation

     Effective as of the Close of the Distribution Date, if legally permitted, or as soon as possible thereafter, TRICON and each other applicable member of the TRICON Group shall cease to be a Participating Company in each Foreign Plan maintained by the PepsiCo Group and PepsiCo and each other applicable member of the PepsiCo Group shall cease to be a Participating Company in each Foreign Plan maintained by the TRICON Group.

     (b) Mirror Plans

          (1) Effective Immediately after the Distribution Date, TRICON shall adopt, or cause to be adopted, Foreign Plans for the benefit of employees of the TRICON Group employed outside the United States who are eligible to participate in PepsiCo Foreign Plans and shall cause such TRICON Foreign Plans to be substantially identical in all Material Features to the corresponding PepsiCo Foreign Plans as in effect on the Distribution Date; provided, however, that TRICON may satisfy this requirement by extending coverage to such individuals under a Foreign Plan of the TRICON Group which was in effect before the Distribution Date.

          (2) Effective Immediately after the Distribution Date, PepsiCo shall adopt, or cause to be adopted, Plans for the benefit of employees of the PepsiCo Group employed outside the United States who are eligible to participate in Plans and shall cause such Plans to be substantially identical in all Material Features to the corresponding TRICON Foreign Plans as in effect on the Distribution Date; provided, however, that PepsiCo may satisfy this requirement by extending or continuing coverage to such individuals under a PepsiCo Foreign Plan of the PepsiCo Group which was in effect before the Distribution Date.

          (3) The continuation by PepsiCo or TRICON of separate employment terms and conditions for employees previously covered by the other entity's Plans shall not continue beyond the time legally required.

     (c) Transfer of Assets

     As of the Close of the Distribution Date, PepsiCo and TRICON will use their reasonable best efforts to ensure that, to the extent legally permitted: (i) Liabilities of the Foreign Plans of PepsiCo relating to Transferred Individuals shall be assumed by the appropriate Foreign Plans of TRICON; and (ii) a portion of any assets of the Foreign Plans of PepsiCo shall be transferred to the appropriate Foreign Plans of TRICON, and vice versa.

C.3  Severance Issues

     If under applicable law, any Transferred Individual employed outside the U.S. is deemed to have incurred a termination of employment as a result of the Distribution or any other transaction contemplated by the Separation Agreement or this Agreement, which entitles such individual to receive any payment or benefit under any Foreign Plan, governmental plan or arrangement or pursuant to any law or regulation, including severance benefits, notwithstanding such individual's continued employment by the TRICON Group, then TRICON shall be liable for any such payment or benefit and, notwithstanding any other provision hereof, to the extent legally permitted, appropriate adjustments shall be made to the treatment of such individual during such continued employment, including not giving such individual credit for prior service and/or treating such individual as having been newly hired immediately after such deemed termination, for purposes of all applicable Foreign Plans. Liability with respect to such payments shall be the responsibility of TRICON.

C.4  Legally Permitted

     For purposes of this Appendix C, "legally permitted" means permitted under the laws of the country, the labor union, works council, or collective agreement without adverse consequences to PepsiCo, TRICON or Transferred Individuals, as determined by PepsiCo, in its sole discretion, including mandated waiting periods before which working conditions (including benefits) cannot be changed, and upon receiving required agreement from individual employees and/or Plan trustees, foundation boards and members, and any other organizations having a recognized right to determine or affect benefits and/or funding of the Plan.

C.5  Multinational Pooling

     PepsiCo and TRICON shall keep their existing multinational pooling arrangements intact through December 31, 1997. If there is any dividend payable from the consolidated pooling arrangements with respect to the 1997 pool accounting year, that dividend will be allocated between PepsiCo and TRICON proportionately, based on the contribution to the overall surplus of the pooling arrangements by the PepsiCo Group and the TRICON Group, respectively. Alternatively, any net deficits incurred under any one (or all) consolidated pooling arrangement(s) will be apportioned back to the entity which incurred the deficit proportionately based on each entities' contribution to the net deficit.

     Any potential additions (local insurance contracts) to the consolidated pooling arrangement during the remainder of the 1997 international accounting period will be mutually agreed upon between PepsiCo and TRICON.

                                                                    EXHIBIT 10.4
                        TELECOMMUNICATIONS, SOFTWARE AND
                          COMPUTING SERVICES AGREEMENT

     This agreement is made as of August 26, 1997 by and between PepsiCo, Inc., a North Carolina corporation ("PepsiCo"), and TRICON Global Restaurants, Inc., a North Carolina corporation ("TRICON") and, as of the date hereof, a wholly-owned subsidiary of PepsiCo.

     WHEREAS, the PepsiCo Data Services Center ("PDS"), located at Hillcrest Oak, 6600 and 6606 LBJ Freeway, Dallas, Texas, is operated by PepsiCo Restaurant Services Group, Inc. ("PRSG"); and

     WHEREAS, the PDS provides certain telecommunications and computing services to (i) PepsiCo, its Pepsi-Cola division and subsidiaries of PepsiCo other than TRICON and its subsidiaries (the "PepsiCo Organization") and (ii) TRICON and its subsidiaries (the "TRICON Organization"); and

     WHEREAS, PepsiCo has decided to consolidate its restaurant operations and assets into TRICON and TRICON's subsidiaries and to distribute the Common Stock of TRICON to the holders of the Capital Stock of PepsiCo (the effective date of such distribution shall hereinafter be referred to as the "Distribution Date"); and

     WHEREAS,  pursuant  to Section 8 of the  Separation  Agreement  dated as of
August 26, 1997 between PepsiCo and TRICON, the parties hereto have agreed to set forth the arrangements between them with respect to software, telecommunication services and computing services and third party agreements relating thereto.

     NOW, THEREFORE, in consideration of the mutual promises contained herein, the parties hereto agree as follows:

1. A. Until the Transfer (as hereinafter defined), TRICON shall cause the PDS to provide computer services to the PepsiCo Organization, which such services are described in Exhibit A attached hereto. TRICON shall cause the PDS (a) to perform such services in a competent and timely manner using the highest level of professional skill, care and diligence, and (b) to perform such services in a manner which is consistent with the services currently provided by the PDS to the PepsiCo Organization.

     B. The parties hereto shall cooperate to effect a transfer of that portion of the PDS sufficient to provide the computing services to the PepsiCo Organization described in Section 1B, above, to the Frito-Lay data center or some other new or existing data center chosen by PepsiCo (the "Transfer"). The parties expect the Transfer to be completed by March 31, 1998. The hardware and software to be so transferred is listed on Exhibit B, attached hereto. TRICON warrants that such hardware is currently leased to, and the software licensed to, PepsiCo or a member of the PepsiCo Organization, and the PDS will furnish to the PepsiCo Organization a current and valid lease or license agreement, as applicable, therefor. The PepsiCo Organization shall pay or reimburse the TRICON Organization with respect to reasonable costs actually incurred after the Distribution Date which are directly related to and necessary for the carrying out of the Transfer and are approved in advance by PepsiCo. Such costs shall include
     (i) consulting  services for moving the PepsiCo and  Pepsi-Cola  equipment,
     (ii) costs of disconnecting, packaging and shipping such equipment, (iii) severance pay for excess PDS personnel as a result of the Transfer who are not (x) continued in employment or re-employed in the TRICON Organization, or (y) transferred to or hired by the PepsiCo Organization, and (iv) lease costs of continuing to lease equipment not transferred which was primarily or exclusively utilized for the PepsiCo Organization prior to the Transfer. TRICON shall provide such documentation of the foregoing costs as PepsiCo may reasonably request.

     C. TRICON warrants that the PDS currently has, and immediately after the Transfer shall have, hardware and software owned, leased, or licensed by the TRICON Organization which is adequate to provide all computer services to the TRICON Organization at a level and in a manner consistent with services provided currently and immediately prior to the Transfer, and TRICON agrees that PepsiCo and the PepsiCo Organization shall have no liability or responsibility with respect to any matters relating to the hardware, software or services provided to the TRICON Organization.

     D. (i) From the Distribution Date until the end of PepsiCo's fiscal year 1997, PepsiCo and Pepsi-Cola Company shall pay to TRICON for the PDS services provided hereunder the amount of $32,850 and $442,000, respectively, per PepsiCo accounting period, or such lesser amount(s) (and/or less any rebates) calculated by the PDS pursuant to its reasonable calculations done in a timely manner consistent with the charge-back methodology used by it in prior years, payable at the beginning of each accounting period. In addition, PepsiCo and Pepsi-Cola shall continue to pay appropriate charges for network costs, network management, and postage for tape handling, consistent with prior practices.

          (ii) From the beginning of PepsiCo's fiscal year 1998, PepsiCo and Pepsi-Cola shall pay to TRICON for the PDS services provided hereunder such amounts as are calculated by the PDS pursuant to its reasonable calculations done in a timely manner and agreed to by PepsiCo.

          (iii) The foregoing amounts shall be apportioned for any partial accounting period during which such services are performed and include all applicable federal, state, and local sales, use or similar taxes currently in force.

2. Effective as of October 6, 1997, PepsiCo assigns to TRICON the Services Agreement dated as of July 11, 1997 by and between PepsiCo, Inc. and AmeriServe Distribution, Inc. ("AmeriServe") a copy of which is attached hereto, and all of PepsiCo's rights, obligations and duties thereunder. The subject of the Services Agreement is, in essence, the provision of PDS services to AmeriServe. TRICON hereby accepts such assignment, and agrees to abide by the terms of the Services Agreement and to properly perform all of PepsiCo's obligations and duties thereunder.

3. A. (i) The PepsiCo Organization and the TRICON Organization shall each continue to use and pay for AT&T telecommunications services pursuant to the Virtual Telecommunications Network Services Agreement, as amended, between AT&T Corp. and PepsiCo which became effective on July 23, 1990 (the "Tariff 12 Contract") in a manner and at a level consistent with current utilization, in order to continue to meet the volume commitments and other requirements thereof. This obligation shall continue through the term of the Tariff 12 Contract, which such term ends October 8, 1998. As presently in place, the Tariff 12 Contract provides for a total of 13 dedicated AT&T support people, no more than 4 of which will be dedicated to the TRICON Organization. All dedicated support personnel will be accountable to the PepsiCo National Account Manager of AT&T. Those support people dedicated to the TRICON Organization may be assigned in cities designated by TRICON provided that major TRICON operations or divisional headquarters are retained in such cities. TRICON understands that AT&T Corp. considers that PepsiCo is acting as a "reseller" with respect to the provision of services by AT&T, and the parties hereto agree to cooperate in all matters relating to such services. The parties hereto understand and agree that AT&T services under PepsiCo's Tariff 12 Contract shall not be extended to the TRICON Organization after October 8, 1998 unless otherwise agreed in writing between the parties.

          (ii) The Tariff 12 Contract provides that if certain usage volume/mix goals are met, PepsiCo will receive a credit of up to $1,400,000 attributable to the second year of the Tariff 12 Contract ending

     October 8, 1998. PepsiCo agrees to distribute a portion of such credit to TRICON, as promptly as practicable after receipt thereof, in two parts. The first part will equal the percentage that the usage of the TRICON Organization bears to the total usage under the Tariff 12 Contract for the period October, 1997 through March, 1998 times one half the credit received by PepsiCo for the second year of the contract. The second part will be calculated similarly for the period April, 1998 through September, 1998.

     B. The Pizza Hut, Taco Bell and KFC businesses of the TRICON Organization can continue as active (non-terminated) Passport Customers under the PepsiCo, Inc. Lotus Passport Program agreement dated as of May 17, 1995, incorporated herein by reference, through its extended termination date of May 16, 1998 subject to their performance of all of their duties and obligations thereunder.

4. PepsiCo shall allow the TRICON Organization to continue to use the PepsiCo e-mail hub ("hub") for the purpose of maintaining e-mail service among the divisions of the TRICON Organization until 6/30/98. TRICON's use and management of the hub, and PepsiCo's maintenance thereof, shall be in a manner consistent with such use, management and maintenance currently provided.

     TRICON shall cooperate with the PepsiCo Organization so that the hub is physically moved to a location within the PepsiCo Organization chosen by PepsiCo not later than 1/1/98, with continuity of use by the PepsiCo Organization to be maintained throughout. TRICON will arrange to remove all users other than the PepsiCo Organization from the hub not later than 6/30/98. TRICON shall pay PepsiCo $10,000 per month for the months of February and March 1998 and $20,000 per month for the months of April, May and June 1998.

5. A. Programs and systems developed in-house by PepsiCo and utilized (exclusively or non-exclusively) in the restaurant business ("Internal Software") are listed on Exhibit D1 hereto. Each Internal Software application with respect to which it has been agreed to transfer a copy to TRICON for its use in the restaurant business ("Transferred Internal Application" or "Application") is noted on Exhibit D1. With respect to each Transferred Internal Application:

          i) PepsiCo grants to TRICON a non-transferable and non-exclusive right and license to use the Application in its restaurant business;

          ii) The transfer to TRICON shall be accomplished no later than December 31, 1997, and PepsiCo shall not be responsible for running or maintaining such Application after the transfer;

          iii) Certain Applications require licenses from third parties as identified on Schedule D 1, and the parties shall cooperate to arrange for the additional licenses needed, any addtional license cost to be borne by TRICON;

          iv) Each Application is provided "as is", and without warranty of any kind;

          v) PEPSICO DISCLAIMS ALL WARRANTIES, EXPRESS OR IMPLIED, INCLUDING THE IMPLIED WARRANTIES OF MERCHANTIBILITY AND FITNESS FOR A PARTICULAR PURPOSE; AND

          vi) PepsiCo and TRICON each assumes responsibility for its own use of such Application, and will indemnify and defend the other party (including reasonable attorneys fees) against any claim of a third party resulting from such use, and the party seeking such indemnity will give the other prompt written notice of all such claims and reasonably cooperate in the defense thereof.

     B. Prepackaged systems commercially available from third-party vendors utilized by PepsiCo at Purchase, NY in the restaurant business ("Commercial Systems") are listed on Exhibit D2 hereto. No transfer to TRICON is being made of Commercial Systems. TRICON is solely responsible for obtaining its own license(s) at its cost and expense for any Commercial Licenses it desires to utilize after the Distribution Date.

6. The PepsiCo Organization shall continue to provide vendor information management ("VIM") services for TRICON Organization employee benefits after the Distribution for a mutually agreed time not to extend past 12/31/97. Such services, and the costs therefor, shall be as outlined in Exhibit C attached hereto, but no services shall include anything to do with 1998 benefits programs.

7. The parties will also furnish such other telecommunications, software and/or computing services as may be necessary or appropriate to carry out the terms, conditions and intent of the Employee Benefits Agreement entered into pursuant to Section 7 of the Separation Agreement.

8. TRICON agrees to indemnify and hold harmless PepsiCo and the PepsiCo Organization and its and their officers, employees and agents against any losses, claims, damages, judgments, liabilities or expenses (including reasonable counsel fees and expenses) resulting from (i) any negligent act or omission or willful misconduct of TRICON, the TRICON Organization, the PDS or any of its or their directors, officers, employees, consultants, contractors, or agents in performing their obligations hereunder; or (ii) any failure by TRICON or the PDS to properly provide the services described herein or any other default by TRICON or the PDS hereunder, including, without limitations, losses incurred as a result of any violations of software or other intellectual property rights on the part of TRICON, the TRICON Organization or the PDS, or (iii) the failure to utilize or pay for AT&T services pursuant to paragraph 3, except for the force majeure causes described in Section 9 below. PepsiCo agrees to indemnify and hold harmless TRICON and the TRICON Organization and its and their officers, employees and agents against any losses, claims, damages, judgments, liabilities or expenses (including reasonable counsel fees and expenses) resulting from any negligent act or omission or willful misconduct of PepsiCo or the PepsiCo Organization or any.of its or their officers, employees,
     consultants,   contractors,  or  agents  in  performing  their  obligations hereunder, or any default by PepsiCo hereunder, except for the force majeure causes described in Section 9 below. The provisions of this Section 8 shall survive the expiration or prior termination of this Agreement.

9. Delays in performance by TRICON and PepsiCo hereunder will be excused due solely to circumstances beyond its reasonable control, including but not limited to acts of God, fluctuations or non-availability of electrical power, heat, light or air conditioning.

10. All notices and requests in connection with this Agreement shall be made upon the respective parties in writing and shall be deemed given by hand delivery, effective upon receipt thereof, or via overnight courier, effective upon receipt. All notices shall be addressed as follows:

         If to PepsiCo:             PepsiCo, Inc.
                                    700 Anderson Hill Road
                                    Purchase, New York 10577
                                    Attention: Controller

         If to TRICON:              TRICON Global Restaurants, Inc.
                                    1441 Gardiner Lane
                                    Louisville, KY 40213
                                    Attention: Chief Financial Officer

     or to such other address as the party to receive the notice so designates by written notice to the other party.

11. This Agreement and performance hereunder shall be governed by and construed in accordance with the laws of the State of North Carolina.

12. It is expressly understood that neither PepsiCo nor TRICON has the authority to bind the other to any third person, or otherwise to act in any way as the representative of the other, unless otherwise expressly agreed to in writing signed by both parties hereto.

13. This Agreement and the rights and duties hereunder shall not be assignable by the other party except with the prior written consent to such assignment by the other party.

14. Each party shall keep confidential all information relating to the business of the other party which it obtains as a result of the services provided under this Agreement. The foregoing shall not apply with respect to any information (i) that is or becomes publicly known through no fault of the party receiving the information (the "Receiver"); (ii) that is legally obtained by the Receiver from a third party believed by the Receiver to be legally entitled to disclose it; (iii) that is required to be disclosed pursuant to a requirement of a government agency or law; (iv) that can be documented through the Receiver's files as known to the Receiver prior to receipt pursuant to this Agreement, expect with respect to data processed by PDS under this Agreement; or (v) that is developed by or for the Receiver, independent of activities under this Agreement.

15. Each party acknowledges that it has read this Agreement, understands it, and agrees to be bound by its terms and further agrees that it is the complete and exclusive statement of the agreement between the parties, which supersedes and merges all prior proposals, understandings and all other agreements, oral and written between the parties relating to the subject matter of this Agreement. The Agreement may not be modified or altered except by written instrument duly executed by both parties.

          IN WITNESS WHEREOF, the parties hereto have signed this Agreement as of the date and year first written above.

TRICON Global Restaurants, Inc.              PepsiCo, Inc.



By: /s/ Andrall Pearson                      By: /s/ Allan B. Deering
    -----------------------------                ---------------------
Title:                                       Title:  VP, MIS

                  EXHIBIT A TO TELECOMMUNICATIONS, SOFTWARE AND
                          COMPUTING SERVICES AGREEMENT

                            PDS SERVICES AND SUPPORT

 .

                         TABLE OF CONTENTS TO EXHIBIT A



            I.    PDS Obligations

           II.    PDS Support Areas

          III.    Maintenance Activities

           IV.    PDS-PepsiCo Organization Management Contacts

            V.    Problem Resolution Procedures

           VI.    Hours of Operation

          VII.    Project Accountability

         VIII.    Hardware/Software Strategy

I.   PDS Obligations

     The PDS shall provide cost effective information processing services to the PepsiCo Organization to enable the PepsiCo Organization to attain its business objectives, based upon the scope of the work set forth in this Exhibit A, and for the fees (and based upon the other terms and conditions) set forth in the attached Telecommunications, Software and Computing Services Agreement (the "Services Agreement"). The parties hereby confirm their mutual intention that, unless expressly provided to the contrary herein, the services to be provided by PDS to the PepsiCo Organization during the term of this Agreement shall be substantially the same services as have been provided by PDS to the PepsiCo Organization prior to the effective date of this Agreement. The parties shall execute and deliver such further instruments, documents, conveyances and assurances, and take such other action (including, without limitation, amending, modifying or supplementing this Agreement), as may be necessary or appropriate to carry out the foregoing intention of the parties.

II.  PDS Support Areas

     The PDS will provide support to the PepsiCo Organization in the following major categories:

     Technical Services: This group supports the mainframe operating systems (MVS & VM) along with 400 different products that run on the mainframes. Software standardization, keeping all products on supported releases, and maximum availability are the group's primary services.

     Computer Resources: This group supports the storage areas (DASD and Tape) associated with mainframe data processing. Quarterly performance reports are provided to each division, along with capacity planning and disaster recovery.

     Network Services: The network services group will continue to provide expertise and management for the PepsiCo e-mail hub and support mainframe networking software along with the routers, bridges, hubs and other telecomm equipment associated with the PepsiCo Wide Area Network (WAN) in a manner consistent with their current delivery of services. In addition, the network services group will continue to provide polling expertise for PCNA bottlers until other such arrangements can be made. Network management will be provided according to the existing arrangement with PCNA.

     Computer Operations: This group monitors the system consoles, mounts tapes, and coordinates all hardware installs and environmental changes supporting the raised floor areas. In addition, this group handles the mailing and receiving of tapes, coordinates the change control process to ensure minimum service disruption when hardware and software changes are implemented. This group takes the problem calls from divisional help desks, open problem tickets, and assigns the ticket to the appropriate technician.

III. Maintenance Activities

     Standard software and hardware maintenance is scheduled on Sundays from 6:00 a.m. - 10:00 p.m. CST and documented weekly through PDS change control system. Non-standard maintenance (CPU swapout, operating system upgrades, etc.) require an extended outage time and is coordinated through a divisional liaison.

IV.  PDS-PepsiCo Organization Management Contacts

     PDS and the PepsiCo Organization will each designate, and inform the other of, a representative to resolve any issues with priority setting or problem resolution.

V.   Problem Resolution Procedures

     Problems are phoned in to PDS operations and then assigned to one of the PDS technicians. There are four severity levels which the division can assign to a problem. The PDS provides guidelines for assigning the severity level as well as problem resolution guidelines and timelines. All PDS technicians and managers carry pagers, and the primary on-call technician for the different functions carries a cell phone. The PepsiCo Organization has access to the PDS change control system for data center communications.

VI.  Hours of Operation

     The PDS shall conduct its operations at all times, 24 hours a day, every day until the Transfer (as defined in the Services Agreement). The technicians are on-site during normal business hours. (Monday through Friday and pageable at all times.)

VII. Project Accountability

     In scope projects are agreed upon by each division and the PDS during the budgeting cycle of the previous year. Out-of-scope projects are handled on a best effort or at an additional cost to the division. The PDS is project/lead coordinator and provides project plans as well as the testing requirement that the division must provide.

VIII. Hardware/Software Strategy

     PDS, in providing its services hereunder, shall implement a PepsiCo Organization hardware and software strategy to isolate the PepsiCo
     Organization from the rest of the divisions, providing the PepsiCo Organization with its own CPU and non-shared DASD and Tape devices. Other strategies to be implemented by PDS include hardware and software asset management to complement the planned Transfer.

                                                                       EXHIBIT B

                     HARDWARE AND SOFTWARE TO BE TRANSFERRED



1.       Software Portfolio (see attached)

2.       Other:

         Paradyne Pixnet

         Barr RJE

         E-Mail Hub (R/S/6000)

         Routers

         DSU's

         Intelligent Hubs

               Frito Lay & Pepsi Co. Enterprise Software Portfolio

                                               Replacement           Replacement
Company       Software Product                   Company               Product
--------------------------------------------------------------------------------
Allen Sys.    DR/VFI
BMC           Alter for DB2
BMC           Catalog Mgr for DB2
BMC           Copy Plus for DB2
BMC           DASD Mgr for DB2
BMC           Journal Mgr Plus** cks
BMC           Loadplus for DB2
BMC           Opertune for DB2
BMC           Recovery Plus
BMC           Reorg Plus for DB2
BMC           Unload Plus for DB2
BMC           JPU/E
CA            Easytrieve Plus
CA            Optimizer Runtime LIB's
CA            ACF2/MVS                      IBM                       RACK
CA            DADSPLUS                      NETTEC                    CAFC
CA            ELEVEN                        Cybermation               ESP
CA            FILESAVE/RCS                  BMC                       JPU/E
CA            INTERTEST                     COMPUWARE              XPEDITER/CICS
CA            LIBRARIAN
CA            LIBRARIAN/TSO
CA            LIBRARIAN/ACSS
CA            LIBRARIAN/ADIT
CA            ONE                           IBM                       RMM
CA            SEVEN                         Cybermation               ESP
CA            UCANDU
CA            OPS/MVS
CA            DELIVER
CA            DELIVER/VTAM
CA            VIEW
CA            VIEW/ERO
CA            VEW/VTAM
CA            FAVOR                         SOFTWORKS            VSAM     ASSIST
CA            NAVIGRAPH/PC
CA            NETSPY                        IBM                       NETVIEW
CA            OPS/OCF
CA            PARAMOUNT

                                                   Replacement       Replacement
Company                  Software Product            Company           Product
--------------------------------------------------------------------------------
CA                       PREVAIL/XP AUTO
CA                       PREVAIL/XP AUTO MSF
CA                       TPX
CA                       TPX/ACL
CA                       TPX/CMPRESN
CA                       TPX/MAILBOX
CANDLE                   OMEGAMON
CANDLE                   OMEGAMONI/JMVS/CICS/DB2
CANDLE                   DB2 SOLUTION PAC
CANDLE                   OMEGAVIEW
CHICAGOSOFT              QUICKREF
COMPUWARE                ABENDAID/MVS
COMPUWARE                ABENDAID/CICS
COMPUWARE                FILE-AID/MVS
COMPUWARE                VSAM FILE EXTENSION
COMPUWARE                XPEDITER/CICS
COMPUWARE                XPEDITER/TSO
DIVERSFIELD              DOCUTEXT-BASE
DIVERSFIELD              JOBSCAN
EBERHARD KLEMENS         ETF/A
GEINFO                   DSXMIT2
GT SOFT                  MACRO/GT (BMS)
GT SOFT                  SCREEN/GT (BMS)
GUPTA                    SQLHOST
GUPTA                    SUPPORT-LSS/SQLGTWY
INFO BUILDERS            DATA MANAGEMENT (VM)
INFO BUILDERS            REPORT GENERATOR (VM)
INNOVATION               FDR/ABR
INNOVATION               IAM
ISOGON                   LICENSE POWER
ISOGON                   SOFTAUDIT
ISOGON                   SPIFFY
LEVI, RAY & SHOUP        DRS
LEVI, RAY & SHOUP        VPS
LEVI, RAY & SHOUP        VPS/TCPIP
LEVI, RAY & SHOUP        VPS/VMCF
MB SOLUTION              VSAM/EASY (VNA TB)
MITCHEM                  SRS/SRS-VSAM
MVS SOLUTION             THRUPUT MANAGER
NETEC                    CICS CAFC

                                                  Replacement       Replacement
Company                 Software Product            Company           Product
--------------------------------------------------------------------------------
PLATINUM                ZEKE
PLATINUM                ZEB
PLATINUM                ZARA
PLATINUM                BETA44
PROGRAMART              STROBE
PROGRAMART              STROBE/BD2
SAS                     SAS/AF
SAS                     SAS/BASE
SAS                     SAS/FSP
SAS                     SAS/IPXT GRAPH
SAS                     SAS/IPXT
SAS                     SAS/STAT
SAS                     WINDOWS-SAA/CONNECT
SAS                     WINDOWS-SAS
SAS                     WINDOWS-SAS GRAPH
SOFTTOUCH               VTAM/EXPRESS
SERENA                  PDS/TOOLS/UPG
SIRIUS                  SIREDIT/SIRPRO
SOFTWARE AG             ADABASE
SOFTWARE AG             COMPLETE
SOFTWARE AG             NATURAL
SOFTWARE AG             NATURAL ELITE BASIC
SOFTWARE AG             NATURAL SECURITY
SOFTWARE AG             PREDICT
SOFTWORKS               VSAM MECHANIC
SPL SYSTEMS             ADAPREP
STERLING                MVS CONNECT
STERLING                SAM'S DISK
STERLING                COMPAREX
SYNCSORT                SYNCSORT/MVS
TANGRAM                 AM:PM
TSI                     EASYLOGIC
TSI                     KEYMASTER
XENOS                   CONSOLE MANAGER

NWBU (Alpac) SOFTWARE PORTFOLIO

                                                    Scheduled to be phased out
Company             Software Product                  by September 30, 1998
--------------------------------------------------------------------------------
CA                  DOCVIEW

GEAC (D&B)          AR-IBM/MVS E SERIES
GEAC (D&B)          FA-IBM/MVS E SERIES
GEAC (D&B)          GL-IBM/MVS E SERIES
GEAC (D&B)          MILLENNIUM-SDT
GEAC (D&B)          PURCH-IBM E SERIES

MACKINNEY           CICS/HOTPRINT
MACKINNEY           CICS/LOG VIEW
MACKINNEY           CICS/MAPR II
MACKINNEY           CICS MESSAGE
MACKINNEY           CICS/MORNING NEWS
MACKINNEY           CICS/SHOW & TELL
MACKINNEY           CICS/SPY
MACKINNEY           DP/MANAGER
MACKINNEY           ISPF VSAM UTILITY
MACKINNEY           LISTCAT PLUS

PRAXIS              ARMIS/204
PRAXIS              M204 DBMS
PRAXIS              PC INTERFACE
PRAXIS              PC/204
PRAXIS              RACF/M204 INTERFACE
PRAXIS              SAGE/204

SYNCSORT            PLSORT

Pepsi VM Software Portfolio

                                                     Scheduled to be phased out
Company              Software Product                   by December 31, 1999
--------------------------------------------------------------------------------
Allen Sys.           TEMPMAN

CA                   ACF2/VM

COMSHARE             IFPS (VM)
COMSHARE             IFPS/DATASPAN (VM)

INFO. BUILDERS       EXTENEDMATRIX RPT. (VM)
INFO. BUILDERS       FOCUS DATA DICT. (VM)
INFO. BUILDERS       FOCUS DBMS SERVER (VM)
INFO. BUILDERS       FOCUS/HLI (VM)
INFO. BUILDERS       FOCUS/XMI-CMI (VM)
INFO. BUILDERS       FOCUS/XMI-SERVER (VM)
INFO. BUILDERS       IFPS INTERFACE (VM)
INFO. BUILDERS       STATISTICAL ANALYSIS (VM)

MICROSOFT            MS MAL - VM GATEWAY

RELAY                RELAY 3270 FOR VM
RELAY                RELAY TRANSFER FOR VM

STERLING             VM/MANAGER
SYNCSORT             SYNCSORT/CMS

                                                                       Exhibit C

                   Spin-off -Telecommunications, Software and
                          Computing Services Agreement



     Accept employee update files from the division, perform standard editing and reporting back to the divisions, and perform data feeds to benefits vendors via the VIM system. The following rates would apply:

     For regular ongoing fees according to the current production schedule to the following vendors:

     $1,500 per division (Pizza Hut, Taco Bell and KFC Divisions) input feed per period (VIMIN)

          $250 per vendor feed period

          HBA Premium Reconciliation

          Hyatt Group Legal

          Eye Care Plan of America

          Lenscrafters

     $1,500 per vendor feed per period

          Aetna Inforce

          United Healthcare Inforce

          CIGNA DMO

          John Hancock Managed STD

          MetLife Dental

          KPMG JumpStart

          Merrill Lynch weekly demographics

          State Street Bank demographics

     VIM will not provide services for the following vendor feeds. They will stop as of the Distribution date:

          Mercer Pension Information Line

          Mercer Pension Valuation

          Worker Compensation

          Merrill Lynch Mini-Grant updates

          Merrill Lynch Annual SharePower Grant

          Benefacts Mini Grant update statements

          Benefacts Total Compensation Statement

          Benefacts SharePower Statement

          Group Insurance Billing

     Special processing, programming or general support above and beyond ongoing vendor processing. These could be for example, reports, data dumps, new programs, updates to current programs, VIM Reporter development.

          $450 per day

     VIM Reporter Access           $500 per period




EXHIBIT D1

PepsiCo, Inc.
                                                  In-House Developed Applications Transition To Newco

                                                                                                   Estimated                Start-up
Application    Name    Users   Front-End      Back-End           Other tools   Size        Vendor  License Fees  Telecomm.  Effort
-----------    ----    -----   ---------      --------           -----------   ----        ------  ------------  ---------  ------

Accounting
Data
Collection     FDO             Visual Basic 3 MS-Access/Oracle   Visual Tools              Microsoft,Oracle
                                                                                                                 TRemote
                                                                                                                 MS-Mail or FTP
Personnel
Executive
Comp.          ECLIPS   1-3    PowerBuilder   Oracle             Word/Excel    200MB F/S   Sybase,                             30
                                                                   MS-Access   1 GIG D/B   Oracle,
                                                                                           Microsoft

HR-EIS         HR-EIS    0     PowerBuilder   Oracle/Watcom                    50MB F/S    Sybase,               MS-Mail       10
                                                                               100MB D/B   Oracle,
                                                                                           Microsoft
International
Personnel

International  IPS      3-18   PowerBuilder   SQL*Server; NT     C++           125MB D/B   Sybase,               PCI           30
Personnel                                                                                  Microsoft             WorldOne
System                                                                                                           WAN
(includes Bonus,
Benefits, Pension)

Human Resource HRP      3-18   MS-Access 2    MS-Access 2                      25MB        Microsoft             PCI           10
Planning (HRP)                                                                                                   WorldOne
                                                                                                                 WAN


EXHIBIT D1

PepsiCo, Inc.
                                                       In-House Developed Applications Transition To Newco
                                                                                                Estimated                   Start-up
Application         Name   Users   Front-End       Back-End         Other tools  Size   Vendor  License Fees   Telecomm.    Effort
-----------         ----   ------  ---------       --------         -----------  ----   ------  ------------   ---------    ------

Treasury

Bank Administrator  BAS            VB 5.0          MS-Access 7.0                 15MB   Oracle                                  10

Foreign Exchange    FX             MS-Access 2     MS-Access 2      Word         11MB   Microsoft              terminal          3
                                                                                                               dependent on
                                                                                                               Reuters
Capital Markets     CMS            MS-Access 2     MS-Access 2                   5MB    Microsoft

Securities          STS            PowerBuilder 4  Oracle 7.2       Word         20MB   Sybase,                                 20
Guarantee                                                                               Oracle
Intl. Entity Funding               MS-Access 2     MS-Access 2                   5MB    Microsoft                                2

Planning

Capex Tracking      Capex   1-3    MS-Access 7     MS-Access 7                   20MB   Microsoft                                1

Restaurant Unit     SLU     1-3    MS-Access 7     MS-Access 7                   50MB   Microsoft                                1

Audit

Audit Planning &    APT    12-16   PowerBuilder 4  Oracle 7.2                    25MB   Sybase,                WAN to Hong Kong 15
Tracking                                                                                Oracle                 and Richmond

Law

International       ISFD    2-6    Lotus Notes 4   Lotus Notes 4                 45MB   IBM                                      1
Standards Form
Document





EXHIBIT D1

PepsiCo, Inc.
                                                        In-House Developed Applications Transition To Newco

                                                                                                    Estimated              Start-up
Application          Name   Users    Front-End       Back-End      Other tools      Size    Vendor  License Fees Telecomm.  Effort
-----------          ----   -------  ---------       --------      -----------      ----    ------  ------------ ---------  -------

Public Affairs

Corporate                            Visual Basic 4  MS-Access 2   Crystal Reports  20MB    Microsoft,                           10
Contributions                                                                               Crystal
                                                                                            Reports

Political Grassroot  PGS     -3      MS-Access 2     MS-Access 2                    30MB    Microsoft                            10

Note: $19,200  for
legislative data
per year




EXHIBIT D2

PepsiCo, Inc.
                                           Pre-Packaged/Commercially Available Applications Transition To Newco
                                                                                                 Estimated                  Start-up
Application    Name         #  Users Front-End    Back-End     Other tools   Size   Vendor       License Fees    Telecomm.   Effort
-----------    ----         -------- ---------    --------     -----------   ----   ------       ------------    ---------  ------

Accounting

Microcontrol   Microcontrol   30     Proprietary  Proprietary  Excel         200MB  Hyperion S/W $85,000-$140,000             60-90
               3.54 & 4.01

Lease          FCS            6                                                     FCS          $58,000         Dial into
Accounting                                                                                                       FCS M/F

Payroll        HRM 11.02.36          CICS Cobol   Cobol VSAM                        DBS HRM

Treasury

Bank           BRM             1     VB 3.0       MS-Access 2  EDI thru M/F  30MB   Weiland      $10,400         banks dial      5
Relationship                                                                                                     M/F
Manager

Treasury       Resource I.Q.   2     MS-Access 2  MS-Access/   Crystal       97MB   ADS          $88,200         Dial-out to    30
Workstation                                       Btrieve      Reports                                           banks
                                                                                                                 Upload G/L to
                                                                                                                 M/F

Resource       Resource WB     2     MS-Access 2  MS-Access 2                20MB   ADS                                          2
Workbench

Chase Insight  Insight-wire    2     Gupta        SQL*Base                   50MB   Chase installs               Dial-out to banks
               trader                                                               and trains

Cash           Cashcon         1                                                    Chase                        Dial-out to Chase
Concentration

Tax

Corptax        Corptax 97.03  10-15  Proprietary  Proprietary                300-   Corptax      $50,000+30%                     20
                                                                             500MB               maintenance

                                       21


EXHIBIT D2

PepsiCo, Inc.
                                                      Pre-Packaged/Commercially Available Applications Transition To Newco

                                                                                                     Estimated              Start-up
Application     Name         #  Users  Front-End      Back-End       Other tools   Size     Vendor   License Fees  Telecomm.  Effort
-----------     ----         --------  ---------      --------       -----------   ----     ------   ------------  --------   ------

Law

Intellectual    Trademark     4-8      MS-Access 8    MS-Access 8                  40MB     Computer  $25,000    WAN to Hong    20
Property                                                                                    Packages  + 15,000   Kong, Richmond
                                                                                            Inc. (CPI)           and Dallas
                                                                                            customizations


Legal Entity    Secretariat   1-3      Paradox        Paradox                      30MB     Bridgeway $20,000                   15
                                                                                                      (credits)
Section 16B     Insider       1        Proprietary    Proprietary                  6MB      Bridgeway $3,000
                                                                                                      $450 maint.

Case Management CaseTrack     20       Visual Basic 3 Sql*Server   Crystal Reports 200MB+   Economic  $18,500     WAN to        20
                                                                                   15MB on  Analysis  for 5       Irvine,
                                                                                   C:Drive  Group     concurrent  Dallas,
                                                                                                      users       Louisville

Edgar           EdgarEase     1-2                                                  8MB      Dtech       $895      Dial-out       2
                                                                                                        license
                                                                                                        $230 maint.
Public Affairs

Instituational  Anamate       1-2      FoxPro         FoxPro                       70MB     Anamate     $15,000                  1
Investor Tracking

Political       CompuPac 2*   1        PC Cobol/DOS                                5MB      Transtronic $10,000
Contributions                                                                               Software,
                                                                                            Inc.
Newsfeeds       NYSENET
                Newsedge
                PR/Newswire
                FirstCall
                Bloomberg

                                       22

                                                                    EXHIBIT 10.5

                        SALES AND DISTRIBUTION AGREEMENT

     This Sales and Distribution Agreement dated as of the 6th day of May, 1997, by and among PFS ("PFS"), an unincorporated division of PepsiCo, Inc., a North Carolina corporation, Pizza Hut, Inc., a Delaware corporation ("Pizza Hut"), Taco Bell Corp., a California corporation ("Taco Bell"), Kentucky Fried Chicken Corporation, a Delaware corporation, and Kentucky Fried Chicken of California, Inc., a Delaware corporation (Kentucky Fried Chicken Corporation and Kentucky
Fried Chicken of California, Inc. are together referred to herein as "KFCC"); (Pizza Hut, Taco Bell and KFCC are collectively referred to herein as the "Customer").

     WHEREAS, PFS is an approved distributor of all proprietary and non-proprietary food, supplies, equipment, smallwares, uniforms, beverages, promotional items and point of purchase materials sold to Pizza Hut, Taco Bell and KFC company owned and franchised (including licensed) restaurants: and

     WHEREAS, the Customer desires to appoint PFS, and PFS desires to act, as the exclusive distributor of certain proprietary and non-proprietary food, supplies and smallwares (but not restaurant equipment, uniforms, beverages, promotional items or point of purchase materials) sold to the company owned Pizza Hut, Taco Bell and KFC restaurants of the Customer within the continental United States, all on the terms and conditions set forth herein;

     NOW, THEREFORE, the parties hereto agree as follows:

1. Appointment as Approved Distributor of all Company Owned and Franchised Restaurants.

     (a) The Customer hereby appoints PFS as an approved distributor during the term of this Agreement of the Restaurant Products (defined below) sold to all Pizza Hut, Taco Bell and KFC restaurants, whether franchised or owned by the Customer or its subsidiaries or affiliates, in the United States (including Hawaii and Alaska), Canada and the countries where PFS currently exports Restaurant Products from its distribution centers in the United States, which countries are listed in Exhibit A attached hereto (the "Export Countries"). PFS understands that the appointment contained in this Section 1 is not exclusive and that PFS shall only have the exclusive distribution rights for the restaurants and products described in Section 2 below.

     (b) For purposes of this Agreement, the term "Restaurant Products" shall mean all of the proprietary and non-proprietary food, equipment, supplies, smallwares (pans, brooms, cutting knifes, salt and pepper shakers, etc.), uniforms, beverages, promotional items (basketballs, puppets, movies, etc.) and point of purchase materials (table tents, door hangers, etc.) currently or in the future approved by the respective Customer for purchase by any Pizza Hut, Taco Bell or KFC company owned or franchised restaurants. For purposes of clarity, smallwares as generally known, are reusable items with small dollar values such as the ones described above which are used in the operation of the business and (i) expensed under the Customer's current accounting practices when they are for replacements and (ii) capitalized under the Customer's current accounting practice when they are purchased as part of a new restaurant opening or a major rollout of a new Restaurant Product. In contrast, equipment items are always capitalized under the Customer's current accounting practice (whether as a new or replacement item) and food and suppliers are always expensed.

     (c) All suppliers and specifications for all Pizza Hut, Taco Bell and KFC Restaurant Products purchased by PFS must be approved in advance in writing by Pizza Hut, Taco Bell and KFCC, respectively. PFS hereby acknowledges that it shall have no role in the process of approving any supplier or the specifications for the Restaurant Products. PFS understands that Pizza Hut has signed an exclusive agreement with Leprino Foods Company to buy 100% of the cheese used on pizzas by the Pizza Hut restaurants within the United States which are owned by Pizza Hut and its subsidiaries. As a result, unless other suppliers are specifically approved in writing by Pizza Hut, Leprino Foods Company will be the sole designated supplier of such cheese purchased by Pizza Hut restaurants within the United States, both company owned and franchised. As described in
Section 7 below, the Customer's Smart Sourcing division or other equivalent purchasing function ("Smart Sourcing") shall negotiate the price and other purchase terms of all Restaurant Products sold by PFS to the Exclusive Restaurants (defined below) and certain franchised Pizza Hut, Taco Bell and KFC restaurants within the United States. PFS agrees that it shall not purchase
Restaurant Products under agreements negotiated by Smart Sourcing for any customers other than Pizza Hut, Taco Bell or KFC restaurants without the prior written approval of Smart Sourcing. Any breach of the preceding sentence by PFS shall constitute a material breach of this Agreement

     (d) As described in this Section 1. PFS is an approved distributor for all Pizza Hut, Taco Bell and KFC restaurants throughout the United States, Canada and the Export Countries. All Sections of this Agreement after this Section 1 shall, however, only describe the relationship between the Customer and PFS with respect to certain Pizza Hut, Taco Bell and KFC restaurants within the 48 contiguous States of the United States of America (the "Continental United States"). To the extent that PFS sells Restaurant Products to Pizza Hut, Taco Bell or KFC restaurants outside of the Continental United States, the Customer and PFS shall separately agree on the terms of their relationship for these restaurants.

2.   Appointment as Exclusive Distributor of Company Owned Restaurants.

     (a) The Customer hereby appoints PFS as the exclusive distributor during the term of this Agreement of the "Exclusive Restaurant Products" (defined below) purchased by (i) the Pizza Hut, Taco Bell and KFC restaurants (traditional and nontraditional units) within the Continental United States which are owned by the Customer on the Closing Date (as defined in Section 9 below) or any of its Subsidiaries (defined below), except for Restaurants Under Definitive Contract (defined below) and the 53 Excluded KFC Restaurants (defined below) or (ii) any additional Pizza Hut, Taco Bell or KFC restaurants (traditional and nontraditional) within the Continental United States which are acquired or built by the Customer or its Subsidiaries during the term of this Agreement (the "Exclusive Restaurants"). The term "Restaurants Under Definitive Contract" shall mean any Pizza Hut, Taco Bell or KFC restaurants owned by the Customer which the Customer has agreed to sell pursuant to a definitive agreement signed by the parties thereto prior to the Closing Date. The term "Excluded KFC Restaurants" shall mean the 53 KFC restaurants currently owned by WMCR Corporation, a subsidiary of KFCC, or hereafter built or acquired by WMCR Corporation in any of the four States where it currently operates, Illinois, Indiana, Michigan and Wisconsin. During the term of this Agreement, the Customer and its Subsidiaries shall purchase, and PFS agrees to sell, 100% of the Exclusive Restaurant Products required by the Exclusive Restaurants, except incidental purchases in emergency situations. The Customer agrees that during the term of this Agreement no supplier or distributor other than PFS shall sell the Exclusive Restaurant Products to the Exclusive Restaurants; provided, however, that if PFS for any reason fails to deliver any Exclusive Restaurant Products on a scheduled delivery date which was ordered within the time required for ordering as described in subsection 5(c) hereof, the Exclusive Restaurant shall be permitted to purchase such Exclusive Restaurant Products from another source or sources to meet its requirements (but only for such order and not for any future orders), and no such purchase shall be construed as a breach of the Customer's obligations or require additional compensation to PFS. The term Exclusive Restaurants shall include all types of nontraditional restaurants including kiosks, carts, delivery units and restaurants in hotels, schools, airports and hospitals but it shall nor include any restaurants owned, acquired or built by the Customer which are not Pizza Hut, Taco Bell or KFC restaurants. To the extent the Customer owns, acquires or builds other concept restaurants, they will only be considered Exclusive Restaurants under this Agreement if the Customer and PFS specifically agree in writing to include them under this Agreement.

     (b) For purposes of this Agreement, the term "Exclusive Restaurant Products" shall mean all proprietary and non-proprietary food (except fresh chicken and fresh produce), restaurant supplies (including, without limitation, all paper products) and smallwares currently or in the future approved by the respective Customer for purchase by any Exclusive Restaurant. Fresh chicken, fresh produce, equipment, uniforms, beverages, promotional items and point of purchase materials shall not be within the definition of Exclusive Restaurant Products. As a result, PFS shall be an approved distributor as described in
Section 1 above  (but not an  exclusive  distributor)  of all such  nonexclusive
Restaurant Products which are excluded from the definition of Excluded Restaurant Products. The above definition of Exclusive Restaurants Products may be changed only by written agreement of the Customer and PFS.

     (c) For purposes of this Agreement, the term "Subsidiaries" shall mean the companies, partnerships or other entities in which the Customer owns at least a majority of the total equity interests. For purposes of convenience only, the numerous Subsidiaries of the Customer who own the Exclusive Restaurants are not signing this Agreement. The Customer hereby unconditionally guarantees the full performance of the obligations of its Subsidiaries who own the Exclusive Restaurants during the term of this Agreement and the fact that such Subsidiaries are not signing this Agreement shall not affect in any way the rights or obligations of the Customer or PFS under this Agreement.

     (d) A list of the Exclusive Restaurants on the Closing Date will be provided by the Customer to PFS on the Closing Date, which list will be the initial list of the Exclusive Restaurants. If during the term of this Agreement the Customer or any of its Subsidiaries acquires or builds any additional Pizza Hut, Taco Bell or KFC restaurants, the Customer shall so notify PFS and such additional restaurants shall be added to the list of Exclusive Restaurants and become subject to the terms of this Agreement for the remaining period of this Agreement. If the Customer or any of its Subsidiaries sell, or enters into a definitive agreement to sell, any Pizza Hut or Taco Bell Exclusive Restaurants during the term of this Agreement, and the buyer of such Exclusive Restaurants is or becomes a Pizza Hut or Taco Bell franchisee, as the case may be, the buyer of such Exclusive Restaurants shall be required prior to such sale to enter into a Sales and Distribution Agreement with PFS with respect to such purchased Exclusive Restaurants on substantially the same terms and conditions as this Agreement pursuant to which PFS will continue to be the exclusive distributor of the Exclusive Restaurant Products for such newly franchised Exclusive Restaurants for a term equal to the remaining term of this Agreement. As a result, PFS shall continue to be the exclusive distributor of the Exclusive Restaurant Products during the remaining period of the five year term of this Agreement for any Exclusive Restaurant sold by the Customer or its Subsidiaries as a franchised Pizza Hut or Taco Bell restaurant. Once such buyer enters into such a Sales and Distribution Agreement with PFS with respect to such purchased Exclusive Restaurants, the Customer shall have no further obligations under this Agreement with respect to such purchased Exclusive Restaurants the Customer shall not guarantee in any way the payment or other obligations of such buyer to PFS. If the buyer of such Exclusive Restaurant already owns other franchised Pizza Hut or Taco Bell restaurants, such other restaurants owned by such buyer shall not be required to become Exclusive Restaurants subject to the terms of this Agreement. The requirement that refranchised Pizza Hut and Taco Bell Exclusive Restaurants must continue to be Exclusive Restaurants under this Agreement shall not apply to KFC Exclusive Restaurants sold by the Customer or its Subsidiaries during the term of this Agreement. If a KFC Exclusive Restaurant is sold by the Customer or its Subsidiaries during the term of this Agreement and becomes a franchised KFC restaurant, the terms of this Agreement shall not apply to said KFC restaurant which will be removed from the list of Exclusive Restaurants.

3.   Prices For Exclusive Restaurant Products

     (a) The prices to be paid by the Exclusive Restaurants for the Exclusive Restaurant Products purchased from PFS during the term of this Agreement shall be equal to (x) the "Landed Cost" (defined below) of the Exclusive Restaurant Products plus an average mark up described in Exhibit B above as a percentage of the Landed Cost of all Exclusive Restaurant Products plus (y) the costs of Smart Sourcing allocated to the Exclusive Restaurant Products and charged to PFS as described in Section 7 below. As described in Exhibit B, the mark up will be different for the different restaurant chains, Pizza Hut, Taco Bell and KFC.

     (b) The term "Landed Cost" shall mean the F.O.B. price to purchase the Exclusive Restaurant Products from the vendor, net of all related allowances, discounts, rebates, or other payments of any kind from the vendor to PFS or the Customer (which will be fully passed through), plus the actual inbound freight costs to ship the Exclusive Restaurant Products to the distribution centers of PFS. Landed Costs shall include the costs incurred by PFS in transferring the Exclusive Restaurant Products between distribution centers only if these transfers are for cross docking or break bulk purposes, where the shipment from the vendor to the final distribution center is planned to go through other distribution centers of PFS. Any costs incurred by PFS in transferring the Exclusive Restaurant Products between its distribution centers as a result of out of stocks (or equivalent circumstances), however, shall not be considered Landed Cost but instead shall be borne by PFS. All cash or early pay discounts which are received by PFS (whether negotiated by Smart Sourcing or PFS) for paying the vendors of the Exclusive Restaurant Products before the payment due date negotiated by Smart Sourcing will not reduce or otherwise be factored into the calculation of the Landed Costs. As described in Section 7 below, the inbound freight costs to ship the Exclusive Restaurant Products to PFS's distribution centers will be managed by PFS unless Smart Sourcing decides otherwise and all of PFS's costs of such inbound freight will be subject to review by Smart Sourcing.

     (c) The parties will agree on the specific method of billing the Exclusive Restaurants (e.g. electronic billing, faxed invoice or other format) and whenever possible electronic billing will be used. The parties understand that at the time it sets its price lists PFS will only be able to approximate the Landed Costs of the Exclusive Restaurant Products sold to each of the respective Pizza Hut, Taco Bell and KFC Exclusive Restaurants. PFS agrees to make a good faith estimate of such Landed Costs at the time it sets its price lists and to make appropriate adjustments to subsequent invoices to make up for any inaccuracies in the estimates. In addition, at the beginning of each month during the term of this Agreement PFS and the Customer shall jointly review PFS's records relating to the Landed Costs of all Exclusive Restaurants Products sold to each of the respective Pizza Hut, Taco Bell and KFC Exclusive Restaurants during the prior month and shall agree on the appropriate adjustments to the subsequent invoices to make up for any inaccuracies in the estimates. From time to time during the term of this Agreement, the Customer shall have the right to review all financial and business records of PFS which are reasonably requested by the Customer to determine the Landed Costs of the Exclusive Restaurant Products sold to the Exclusive Restaurants. Within 90 days after the end of each calendar year, PFS shall provide to the Customer a calculation by a major independent international public accounting firm, agreed upon by PFS and the Customer, of the Landed Costs of all Exclusive Restaurant Products sold to each of the respective Pizza Hut, Taco Bell and KFC Exclusive Restaurants during that calendar year (which shall be during the stub period from the Closing Date to December 31, 1997 for the 1997 calendar year). Within 30 days after receipt by the Customer of such calculation of the Landed Costs, PFS or the Customer, as the case may be, shall make an adjusting payment to the other party to reflect the difference between the amounts actually charged to the Customer for the Exclusive Restaurant Products and the amounts which should have been charged based on such revised calculation of the Landed Costs. PFS shall make available to the independent accounting firm all financial records necessary to make such calculation. The costs of the independent accounting firm shal1 be shared equally by the Customer and PFS (50% by each).

     (d) The prices described in paragraphs (a), (b) and (c) above shall apply only to the Exclusive Restaurant Products. For all Restaurant Products which are not included within the definition of Exclusive Restaurant Products (e.g., fresh chicken, fresh produce, equipment, uniforms, beverages, promotional items and point of purchase materials), the prices will be negotiated from time to time by PFS and the Customer.

     (e) Notwithstanding the foregoing, the parties agree that the prices of the Restaurant Products which are food, paper products and similar restaurant supplies purchased by all Pizza Hut restaurants within the Continental United States (both Pizza Hut Exclusive Restaurants and Pizza Hut franchised restaurants) will continue during the term of this Agreement to be subject to the 2.5% net pre-tax profit margin limit set forth in clause D (ii) of Section
8.3 of the standard Pizza Hut Franchise Agreement, a copy of which is attached hereto as Exhibit C. PFS agrees to maintain during the term of this Agreement the rebate program for this 2.5% net pre-tax profit margin limit for Pizza Hut restaurants in the same manner as the program has been administered in the past, including maintaining the current basis for allocating costs (including, without limitation, the current method of charging a hypothetical interest cost) and providing to Pizza Hut and its Pizza Hut franchisees the audit of all allocated costs and the rebate payments provided for under Section 8.3 of the standard Pizza Hut Franchise Agreement.

4.   Payment Terms for the Restaurant Products.

     (a) The Customer shall pay to PFS the purchase price for the Restaurant Products delivered to and accepted by the Customer within 30 calendar days after the date of invoice (which invoice will be the same day as delivery). Notwithstanding the foregoing, if any Exclusive Restaurant which is not owned by the Customer does not pay within the required payment terms, such Exclusive Restaurant may be placed by PFS on a cash-on-delivery (C.O.D.) basis or required to provide security or collateral for amounts owed to PFS. Payment to PFS shall be made (i) in the case of the Exclusive Restaurants owned by the Customer, by wire transfer of funds and (ii) in the case of the Exclusive Restaurants which are not owned by the Customer, upon receipt on the due date by PFS of a check in PFS's lock box or by wire transfer of funds. No interest shall be charged to the Customer with respect to payments made on or before the due date. Early pay discounts, if any, will be negotiated by the Customer and PFS from time to time during the term of this Agreement.

     (b) If any amounts due to PFS are not paid in accordance with the payment terms when due as described in subsection 4(a) above, a service charge shall be added to the sums due, which charge shall be equal to the lesser of (i) an interest charge determined by applying to the delinquent balance an interest rate equal to the prime rate of interest of Citibank NA. (as published from time to time) plus 2% per annum or (ii) the amount determined by applying the maximum rate permitted to be charged under applicable state law.

     (c) If PFS decides to extend credit to any Exclusive Restaurant which is not owned by the Customer, such credit extension shall be subject to the condition that such franchised Exclusive Restaurants provides (i) evidence of continued financial ability to pay its debts and (ii) adequate security or collateral as requested by PFS.

5.   Deliveries and Orders of the Restaurant Products excluding Equipment.

     (a) The provisions of this Section 5 describe the mechanics and procedures for ordering and delivering all of the Restaurant Products distributed and sold by PFS to the Exclusive Restaurants except for the new and replacement equipment and furnishing which PFS sells to the Exclusive Restaurants through its equipment business and certain smallware items which are not delivered through the PFS distribution centers (the "Non Fleet Smallwares"). The Restaurant Products, excluding equipment and furnishings and the Non Fleet Smallwares, is hereinafter referred to as the "F & S Restaurant Products." The specific mechanics and procedures for ordering and delivering of equipment, furnishings and the Non Fleet Smallwares is not described in this Agreement and will be subject to the agreement of PFS and the Exclusive Restaurants from time to time.

     (b) Deliveries of the F & S Restaurant Products shall be made twice a week to the Exclusive Restaurants. If the Customer desires to have more than two deliveries per week for any particular Exclusive Restaurants, the Customer will be required to pay an additional charge to PFS in an amount to be negotiated and agreed upon by PFS and the Customer. PFS will offer to the Customer a discount off the purchase price of the F & S Restaurant Products (in an amount determined by PFS) if an Exclusive Restaurant agrees to reduce the number of its scheduled deliveries to less than two deliveries per week. Notwithstanding the foregoing, the Exclusive Restaurants which currently receive three deliveries per week shall continue to receive three deliveries per week without additional charge. PFS may deliver the ordered F & S Restaurant Products to the Exclusive Restaurant at any time during which the Exclusive Restaurant is open for business except for the black out periods described in Exhibit D attached hereto, or such other black out periods which are agreed upon by PFS and the Exclusive Restaurants. Before the beginning of each such black out period PFS's drivers must complete their deliveries and be out of the Exclusive Restaurant and failure to do so will not be considered as an on time delivery. PFS agrees to start deliveries within one hour (before or after) of the expected delivery time that PFS notifies an Exclusive Restaurant. As examples: (i) if the expected delivery time is 9:00am and PFS's driver starts the delivery between 8:00am and 10:00am, the delivery will be on time but (ii) if the expected delivery time is 11:00am for a Taco Bell restaurant and PFS's driver starts the delivery at 11:00am but does not complete the delivery by 11:30am, the delivery will not be on time. PFS will notify the Exclusive Restaurants of the expected delivery time no later than the day preceding the date of delivery. If the delivery cannot be started within such two hour period (one hour before and one hour after the scheduled delivery time), PFS will notify the Exclusive Restaurant in advance but the delivery will still be made the same day. PFS will be allowed to deliver the F & S Restaurant Products when the Exclusive Restaurant is closed (so called "key" deliveries) only with the prior written approval of an officer of the Customer (or other appropriate level employee of the Exclusive Restaurants as designated by the Customer). If PFS's driver sets off an alarm at a key delivery (other than because the Exclusive Restaurant did not provide the correct alarm code) and there are charges incurred by the Exclusive Restaurant as a result of such alarm, PFS will reimburse the Exclusive Restaurant for such charges. Delivery days and times will be scheduled so as to cause as little interruption to the operation of the Exclusive Restaurants as is practical under the circumstances.

     (c) Orders by the Customer for the F & S Restaurant Products must be made to PFS no later than 5:00pm on the day which is two days prior to the scheduled delivery date; provided, however, that for Exclusive Restaurants which are not close to a distribution center of PFS (nor within one day normal driving time from PFS's distribution center), PFS may require that these orders be made no later than 5:00pm on the day which is three days prior to the scheduled delivery date. If there are any exceptional cases where PFS wishes to receive orders four days prior to the scheduled delivery date, they must be approved in writing by the local manager of the affected Exclusive Restaurant. PFS agrees to continue to maintain the "Sourcelink" electronic ordering system (or equivalent up to date electronic ordering system) which currently allows the Exclusive Restaurants to make electronic orders for the F & S Restaurant Products. If the Sourcelink orders are not received within two hours before the 5:00pm order deadline, PFS will call the restaurant before the order deadline in order to try to receive the order. If the distribution center of PFS is still unable to receive an order from an Exclusive Restaurant prior to the 5:00pm order deadline, PFS shall automatically order for the Exclusive Restaurant the exact same order it received for the same day of the previous week (excluding smallwares) and the Exclusive Restaurant will be required to accept such delivery when made. To the extent the Exclusive Restaurant is late in ordering or changes its order after the 5:00pm order deadline, PFS is not required to accept such late or changed order. If PFS decides to accept such late or changed order, PFS may charge the Customer a special delivery charge to be negotiated by PFS and the Customer.

     (d) Deliveries shall be to such location on the Exclusive Restaurant premises as the Exclusive Restaurants shall reasonably direct. F & S Restaurant Products shall be deemed delivered when actually placed in the storage areas of the Exclusive Restaurant (including the temperature controlled compartments in the case of the frozen or refrigerated F & S Restaurant Products) by PFS's drivers, as reasonably directed by employees of the Exclusive Restaurant. PFS's drivers will not be required to stock shelves or rotate the F & S Restaurant Products. The Exclusive Restaurants will be responsible to keep the back door and aisle free of debris for PFS's drivers to deliver the F & S Restaurant Products to the storage areas. To the extent practicable, deliveries by PFS shall have unloading priority over all other vendors. The Exclusive Restaurants shall assign and make available an employee or employees to accept delivery, subject to the terms of paragraph (f) below, of F & S Restaurant Products, and to sign the invoice documenting receipt of the ordered F & S Restaurant Products (to the extent received and not damaged).

     (e) PFS will only deliver the F & S Restaurant Products specified by the Customer and shall not substitute products for the F & S Restaurant Products; provided, however, that the delivery on an infrequent basis of F & S Restaurant Products in a different size than ordered shall not be considered a substitute if the total quantity of the F & S Restaurant Products is the amount ordered (e.g., delivery of two 12 ounce jars instead of four 6 ounce jars). PFS agrees to comply with all quality assurance programs and guidelines required by the Customer from time to time during the term of this Agreement to ensure that the quality of the F & S Restaurant Products is maintained while the Restaurant Product is being stored, handled and transported by PFS. The current quality assurance programs and guidelines of each of Pizza Hut, Taco Bell and KFC have been provided to PFS prior to the date hereof.

     (f) If ordered F & S Restaurant Products are not delivered by PFS on the scheduled delivery date (including key deliveries), or are delivered damaged or not meeting the required specification, at the request of the Exclusive Restaurant, PFS will make a special delivery to redeliver the F & S Restaurant Products as quickly as possible. In addition, PFS shall take back all F & S Restaurant Products which are damaged or out of specification and give a credit to the Exclusive Restaurant for the purchase price charged by PFS to the Exclusive Restaurant for that product. If the F & S Restaurant Products were out of specification or the damages were internal and not visible to PFS upon receiving delivery of the F & S Restaurant Products from the vendor, the vendor shall be responsible to PFS for all costs relating to making such special deliveries and to take back damaged or out of specification F & S Restaurant Products. The Customer and PFS each agree to use their respective best efforts to collect such costs from the vendors.

     (g) If the Customer decides to return any nonperishable F & S Restaurant Products ordered by the Customer and delivered to it within specification, not damaged and on the scheduled delivery date, PFS shall charge the Customer for taking back such F & S Restaurant Product an amount equal to 15% of the invoice price of such F & S Restaurant Product (as a restocking fee).

     (h) Title and risk of loss for the F & S Restaurant Products purchased by the Exclusive Restaurants from PFS shall pass to the Exclusive Restaurants upon delivery by PFS inside the Exclusive Restaurant. In the event that any F & S Restaurant Products are delivered and subsequently returned or rejected by an Exclusive Restaurant, title and risk of loss shall revert to PFS upon the physical transfer of possession of the F & S Restaurant Products back to PFS.

     (i) The Customer acknowledges and agrees that PFS has full discretion to direct all deliveries from any distribution center which PFS operates, and to make such changes to the routing process as PFS, in its sole discretion, determines appropriate; provided, however, that PFS shall notify the affected Pizza Hut, Taco Bell and KFC restaurants of any changes in its routes. In addition, the Customer acknowledges and agrees that PFS's fleet may not be solely dedicated to the distribution of F & S Restaurant Products to Pizza Hut, Taco Bell and KFC restaurants. As a result, PFS's fleet which distribute the F & S Restaurant Products to Pizza Hut, Taco Bell and KFC restaurants may also carry other products for delivery to other customers (including competing customers) on the same routes so long as they do not in any way damage, contaminate or adversely affect the quality of the F & S Restaurant Products during the delivery or adversely affect deliveries to the Exclusive Restaurants.

     (j) Management of the inventory levels in the distribution centers of PFS will be the responsibility of PFS except that PFS agrees that it will not buy any F & S Restaurant Products which PFS expects to keep in inventory for more than 60 days without the consent of the Customer. PFS agrees to provide to the extent practicable weekly information to the Customer by distribution center of its inventory levels of the F & S Restaurant Products. PFS shall not be required to buy promotional items or new or test market F & S Restaurant Products until it first receives a firm commitment from the Customer and, in the case of such promotional items or new or test market F & S Restaurant Products which are for sale to franchised Pizza Hut. Taco Bell or KFC restaurants, until it first receives a firm commitment from such franchisees to purchase such promotional items or new or test market F & S Restaurant Products. If any promotional items or any other F & S Restaurant Products which are unique to the Customer's operations are purchased by PFS based on the Customer's projections and such F & S Restaurant Products remain in PFS's inventory for more than 90 days after Customer's projected need, however, PFS may charge the Customer a storage and handling charge equal to 1% of the Landed Cost of such F & S Restaurant Products per month until such F & S Restaurant Products are delivered to the Customer. Each month during the term of this Agreement the Customer and PFS shall meet to review the amount of promotional items or other unique F & S Restaurant Products which have remained in inventory for more than 90 days after Customer's projected need and use their respective best efforts to agree on a schedule for delivery of such excess inventory to the Exclusive Restaurants as quickly as possible and in any event not more than an additional 90 days after such initial 90 day period. At the end of such additional 90 day period, PFS may require the Customer to either order such excess inventory or direct PFS to dispose of such excess inventory at the Customer's cost. Unless either (i) an F & S Restaurant Product is discontinued by the Customer or (ii) the Customer approves an AIP (authorization for inventory purchase) for F & S Restaurant Products ordered by franchised Pizza Hut, Taco Bell or KFC restaurants, the Customer shall not be responsible to PFS for any storage charges or purchase commitments of any franchised Pizza Hut, Taco Bell or KFC restaurants.

     (k) In the event the Customer decides to recall any Restaurant Product, PFS agrees to assist the Customer, to the extent reasonably requested by the Customer, in its recall efforts, including, without limitation, promptly assisting the Customer in determining exactly which Pizza Hut, Taco Bell or KFC restaurants may need to be notified of a product recall. Unless such recall was needed as a result of any action or omission to act by PFS, the Customer (or the vendor at the Customer's direction) shall reimburse PFS for all additional costs incurred by PFS (e.g., labor, fuel, etc.) in such recall efforts; to the extent such recall was requested by the Customer.

     (l) PFS warrants that all F & S Restaurant Products to be distributed by it to Pizza Hut, Taco Bell or KFC restaurants shall be inspected, handled, stored, shipped and sold by PFS in strict compliance with all applicable (i) federal and state laws (ii) rules and regulations of all governmental agencies having jurisdiction and (iii) municipal ordinances. Upon its receipt of any citation issued by any governmental or regulatory authority which might result in the interruption in PFS's distribution service to any Pizza Hut, Taco Bell or KFC restaurant customers, PFS shall promptly notify such customers who may be affected.

     (m) PFS agrees to use its best efforts to take and respond to emergency calls from the Exclusive Restaurants for delivery of F & S Restaurant Products. PFS and the Exclusive Restaurants will agree upon the additional charges to be paid to PFS for special deliveries needed to respond to such emergency calls.

6.   Minimum Service Levels.

     (a) PFS agrees to maintain during the term of this Agreement, on a total basis for all Exclusive Restaurants serviced by PFS, each of the following monthly service levels:

          (i) The actual number of Perfect Orders (defined below) of the F & S Restaurant Products which are delivered to the Exclusive Restaurants during each month as a percentage of the total number of deliveries of the F & S Restaurant Products ordered shall not be less than 85%; and

          (ii) The number of deliveries of the F & S Restaurant Products during any month which are on time (within one hour before or after the scheduled delivery time as described in Section 5(b) above) shall not be less than 80%.

     The above service levels shall be measured on a total basis for all distribution centers of PFS together (not separately for each individual distribution center). Key deliveries will not be factored in any way into the measurement of on time deliveries described in (ii) above.

     If PFS fails to achieve either of such service levels during any three months of any calendar year during the term of this Agreement (commencing in 1998), this failure shall constitute a material breach of this Agreement entitling the Customer to terminate this Agreement upon notice to PFS as described in Section 10 below.

     (b) PFS agrees to maintain during the term of this Agreement, for the Exclusive Restaurants serviced by each distribution center of PFS, the following monthly service level:

          The actual number of Perfect Orders of the F & S Restaurant Products which are delivered to the Exclusive Restaurants from that distribution center during each month as a percentage of the total number of deliveries of the F & S Restaurant Products ordered shall not be less than 75%.

     The above service level shall be measured separately for each distribution center of PFS which delivers to the Exclusive Restaurants.

     If PFS fails to achieve the above service level during any three months of any calendar year during the term of this Agreement (commencing in 1998), the Customer shall have the right upon notice to PFS to remove the Exclusive Restaurants which were serviced by such distribution center from the list of Exclusive Restaurants. As a result, if the Customer gives such notice, PFS will lose the exclusive rights under this Agreement to deliver the Exclusive Restaurant Products to the Exclusive Restaurants which were customers of such underperforming distribution center.

     (c) The term "Perfect Order" shall mean a delivery where 100% of the cases of the delivered F & S Restaurant Products are (i) exactly the items ordered by the Exclusive Restaurant, (ii) not damaged and (iii) within specification.

     If PFS does not deliver a F & S Restaurant Product because the vendor was not able to supply a F & S Restaurant Product ordered by PFS, such failure shall not be counted against the service levels described in paragraphs (a) and (b) above.

     Promptly after the end of each month PFS shall notify the Customer of its service levels described in paragraphs (a) and (b) above for that month and, at the request of the Customer, PFS shall make available to the Customer all of its records which support its determination of the service levels and such other records reasonably requested by the Customer.

7.   Smart Sourcing.

     (a) PFS and Smart Sourcing intend that their relationship will be based on a spirit of cooperation where they will support each other whenever possible. During the term of this Agreement, Smart Sourcing will negotiate with the vendors all price and other purchase terms for all Restaurant Products which are distributed and sold by PFS to any Exclusive Restaurants and such prices will constitute, together with inbound freight, the Landed Costs of the Exclusive Restaurant Products as described in Section 3 above. The commitment by PFS to exclusively buy under terms and agreements negotiated by Smart Sourcing all Restaurant Products sold to the Exclusive Restaurants is subject to the exception that if PFS is able to buy such Restaurant Products for the Exclusive Restaurants on terms more favorable to the Exclusive Restaurants than those negotiated by Smart Sourcing, PFS will notify the Customer of such better terms and offer the Customer the opportunity to buy such Restaurant Products on such better terms negotiated by PFS. For the Pizza Hut, Taco Bell or KFC franchised restaurants which are customers of PFS, other than the Exclusive Restaurants which are franchised. PFS shall be required to purchase the Restaurant Products sold to such franchised Pizza Hut and Taco Bell restaurants under the terms and agreements which are negotiated by Smart Sourcing for the Exclusive Restaurants owned by the Customer but PFS may, but it shall not be required to, purchase the Restaurant Products sold to such franchised KFC restaurants under prices and other terms which are negotiated by Smart Sourcing. As a result, PFS shall be committed to exclusively buy through Smart Sourcing terms and agreements all of the Restaurant Products it sells to franchised Pizza Hut and Taco Bell restaurants but PFS shall not be committed to exclusively buy through Smart Sourcing terms all of the Restaurant Products it sells to the franchised KFC restaurants which are not Exclusive Restaurants. Smart Sourcing shall have the right to allocate among two or more vendors the total purchases of the Restaurant Products purchased under terms and agreements negotiated by Smart Sourcing. In addition, Smart Sourcing shall have the right to determine which vendors will supply the Restaurant Products purchased under terms and agreements negotiated by Smart Sourcing to each of the respective distribution centers of PFS. The Customer agrees that the "Weighted Average Payment Term" (defined below) for the Restaurant Products purchased during any calendar quarter by PFS and negotiated through Smart Sourcing will be no less than 15 calendar days. For purposes of this Agreement, the term "Weighted Average Payment Term" shall mean the average number of days after invoice which the suppliers of the Restaurant Products purchased through Smart Sourcing require for payment by PFS, weighted by the Dollar volumes for the different items of the Restaurant Products and the different required terms for payment. Notwithstanding the foregoing, Smart Sourcing may negotiate payment terms for Restaurant Products purchased by PFS for sale to the Exclusive Restaurants owned by the Customer (not franchised Exclusive Restaurants) which result in a Weighted Average Payment Term for such Restaurant Products below 15 calendar days so long as there is an equivalent reduction in the receivable payment terms for such Exclusive Restaurants to fully compensate PFS for paying earlier than a Weighted Average Payment Term of 15 days. As described in Section 3(b) above, PFS shall be entitled to receive all early pay discounts and such discounts shall not reduce the amount of the Landed Costs. Smart Sourcing shall have the right to negotiate early pay discounts which PFS will receive so long as the Weighted Average Payment Term, after taking into account such discounts, is not less than 15 calendar days as described above. Smart Sourcing agrees that PFS shall have the right to receive a total amount of early pay discounts equal to at least $10,600,000 per year (commencing in 1998), without any reduction in the Weighted Average Payment Term below 15 days. If PFS does not have the right to receive at least $10,600,000 early pay discounts during any calendar year during the term of this Agreement (commencing in 1998) without reducing the Weighted Average Payment Term below 15 days, Smart Sourcing shall pay to PFS the amount of such shortfall within 30 days after the end of such calendar year. In addition, Smart Sourcing may negotiate payment terms which include an interest charge for late payments by PFS to the supplier equal to the lesser of: (i) the prime rate of interest of Citibank N.A. (as published from time to time) plus 2% per annum or (ii) the maximum rate permitted to be charged under applicable State law.

     (b) Except as described below, all inbound freight of the Restaurant Products to the distribution centers of PFS, including the selection of the carriers and the negotiation of the freight charges, will be managed by and incurred by PFS as part of its distribution services provided under this Agreement (without any additional fee to the Customer). PFS agrees to use its best efforts to reduce its inbound freight costs and whenever possible arrange for deliveries of the Restaurant Products in full truckloads. If Smart Sourcing requests, PFS shall be required to obtain Smart Sourcing's approval of all deliveries which are less than full truckloads; provided, however that Smart Sourcing will bear all additional costs to comply with this approval process. PFS shall make available to Smart Sourcing, at such intervals as requested by Smart Sourcing, all of the records of PFS relating to its inbound freight costs for the Restaurant Products. Smart Sourcing shall have the right at any time and in its discretion to require PFS to receive prior approval from Smart Sourcing for all inbound freight charges before they are incurred; provided, however, that Smart Sourcing will bear all additional costs to comply with this approval process. In addition, Smart Sourcing shall also have the right at any time and in its discretion to take over the inbound freight function from PFS, including the selection of carriers and negotiation of rates.

     (c) In addition to and separate from PFS's appointment as the exclusive distributor of the Exclusive Restaurant Products to the Exclusive Restaurants as described in Section 2 hereof, the Customer agrees that. during the term of this Agreement, Smart Sourcing will not allow another distributor other than PFS to distribute the Restaurant Products to any Pizza, Hut, Taco Bell or KFC franchised restaurant within the Continental United States under the prices and other purchase terms negotiated by Smart Sourcing. In other words, in addition to the Exclusive Restaurants, PFS will also be the exclusive distributor during the term of this Agreement for franchised Pizza Hut, Taco Bell and KFC restaurants which purchase the Restaurant Products through Smart Sourcing terms. Notwithstanding the foregoing, if KFC National Purchasing Cooperative, Inc. purchases, or arranges for the purchase of, Restaurant Products for franchised KFC restaurants under prices and other purchase terms negotiated by Smart Sourcing, the provisions of this paragraph (c) shall not apply with respect to the Restaurant Products so purchased and the distributor of such Restaurant Products may be a firm other than PFS.

     (d) The Customer shall charge PFS a fee for providing the services of its Smart Sourcing division equal to 1/2 % of the F.O.B. price of the vendors of the Restaurant Products which are purchased by PFS under terms and agreements negotiated by Smart Sourcing. PFS shall pass on this fee to its Pizza Hut, Taco Bell and KFC customers (including the Exclusive Restaurants and all franchised restaurants) within the Continental United States, as described in Section 3(a) in the case of Exclusive Restaurant Products sold to the Exclusive Restaurants. The proportion of the total Smart Sourcing costs which are allocated to the Restaurant Products sold to the Exclusive Restaurants cannot exceed the percentage of the total purchases by PFS of all Restaurant Products under terms and agreements negotiated by Smart Sourcing which is represented by the total purchases by PFS of the Restaurant Products sold to the Exclusive Restaurants. Promptly after the end of each month during the term of this Agreement the Customer shall send to PFS an invoice for its Smart Sourcing fee for that month which invoice will be due within 15 days after receipt. PFS shall have the right to require Smart Sourcing to provide evidence reasonably acceptable to PFS which supports Smart Sourcing's calculation of its fee.

8.   Continuation of Equipment Business

     Although the equipment products of PFS are not part of the Exclusive Restaurant Products sold to the Exclusive Restaurants, PFS currently plans to maintain the equipment business and to make the equipment products available for purchase by the Pizza Hut, Taco Bell and KFC restaurant customers of PFS. PFS agrees to provide to the Customer and its other Pizza Hut, Taco Bell and KFC franchised restaurant customers at least six months prior notice before either
(i) any significant reduction by PFS in the distribution services it offers for equipment products or (ii) PFS sells the equipment business. The Customer agrees to provide to PFS at least six months prior notice before the Exclusive Restaurants owned by the Customer purchase in any calendar year during the term of this Agreement more than 20% of their total purchases of equipment products from companies other than PFS.

9.   Term

     This Agreement shall not apply or go into effect until the closing date (the "Closing Date") of the currently proposed sale of PFS by PepsiCo, Inc. (estimated to occur at the end of June, 1997). This Agreement shall be for a term of five years commencing on the Closing Date, unless earlier terminated as provided in Section 10 hereof. This Agreement shall automatically terminate after such term unless the Customer and PFS expressly agree in writing to extend such term for an additional period.

10.  Termination

     This Agreement may be terminated prior to the end of the term hereof, without affecting the rights or obligations of either party with respect to the Restaurant Products already delivered by PFS, as follows:

     (a) In the event that the other party breaches any material term of this Agreement, and such breach shall remain unremedied for a period of thirty calendar days after written notice of such breach from the non-breaching party, the non-breaching party may terminate this Agreement upon written notice to the breaching party.

     (b) If PFS is in material breach of this Agreement for failure to maintain either of the service levels described in Section 6(a) hereof for any three months of any calendar year during the term of this Agreement (commencing in 1998), the Customer may terminate this agreement upon written notice to PFS at any time during the 90 day period after the end the third month in which it failed to meet such service level.

     (c) In the event that either party (i) makes an assignment for the benefit of its creditors, (ii) has a petition initiating a proceeding under applicable bankruptcy laws filed against it and such petition is not set aside within 60 days after such filing, (iii) files any voluntary petition for bankruptcy, liquidation or dissolution or has a receiver, trustee or custodian appointed for all or part of its assets or (iv) seeks to make an adjustment settlement or extension of its debt with its creditors generally, the other party may terminate this Agreement upon written notice to such party.

11.  Insurance

     Each party shall obtain and maintain comprehensive general liability insurance (including products liability) in amounts equal to at least Ten Million Dollars ($10,000,000) combined single limit for death, personal injury, and property damage, and worker's compensation insurance as required by law. Each party shall file with the other certificates evidencing such insurance and shall promptly pay all premiums on said policies as and when the same become due. In addition, said policies shall contain a provision requiring thirty days prior written notice to the other of any proposed cancellation or termination of insurance. The insurance requirements set forth above are minimum coverage requirements and are not to be construed in any way as a limitation of liability under this Agreement.

12.  Trademarks

     (a) Neither the Customer nor PFS shall acquire any right or interest in the trademarks or trade names of the other party pursuant to this Agreement. Except as specifically set forth herein neither the Customer nor PFS shall use the name of the other or any part of any trademark or trade name of the other party without the express written permission of such other party.

     (b) PFS may continue to display the Pizza Hut, Taco Bell and KFC trademarks on its delivery fleet in the same manner as such trademarks are currently displayed. Any change in the way such trademarks are displayed on PFS's delivery fleet shall require the prior written approval of the Customer. The Customer may, in its discretion, either (i) require PFS, at the Customer's cost (unless PFS is refurbishing its fleet pursuant to a normal maintenance schedule), to change the way the Pizza Hut, Taco Bell and KFC trademarks are displayed on the fleet of PFS in order to update the logos for any changes in the way such trademarks are generally displayed by the Customer or (ii) require PFS to remove such trademarks from its fleet at any time, at the Customer's cost. PFS further agrees that, without thc Customer's prior written consent, PFS's delivery trucks which display the Pizza Hut, Taco Bell and KFC trademarks will not be used for any deliveries to any customers of PFS other than Pizza Hut, Taco Bell and KFC restaurants. PFS shall not be required, however, to continue to display the Pizza Hut, Taco Bell and KFC trademarks on its delivery fleet and shall be free, in its discretion, to remove such trademarks at any time. PFS agrees that its delivery fleet which deliver the Restaurant Products to any Pizza Hut, Taco Bell or KFC restaurants (the Exclusive Restaurants or any franchised Pizza Hut Taco Bell or KFC restaurants) shall not display the trademarks of any other restaurant customer of PFS.

13.  Confidentiality by PFS

     (a) PFS acknowledges the Customer's need to maintain the confidentiality of certain proprietary information disclosed by the Customer to PFS. All information communicated by the Customer to PFS which contains vendor pricing information negotiated by Smart Sourcing, marketing and restaurant data, new product information or other information specifically relating to the Customer's business shall be kept confidential and not used or disclosed by PFS to any third party; provided, however, that the foregoing restriction shall not apply to the Landed Cost information which PFS is required to provide to the independent international public accounting firm as described in subsection 3(c) hereof (but only to the extent so provided). Such confidential information shall not include information (i) which becomes generally known to the public through no disclosure by PFS, (ii) which PFS can show was known by it prior to disclosure to it by the Customer or (iii) which is required by law to be disclosed. PFS shall inform its employees of the confidential nature of all information provided by the Customers which is confidential pursuant to the terms of this Section 13 and PFS shall be fully responsible for any breach by its employees of the terms of this Section 13.

     (b) Each party hereto agree to keep the terms of this Agreement confidential and not disclose them to any third party without the prior written consent of the other parties hereto, except to the extent such disclosure is required by law.

14.  Indemnity

     (a) PFS shall indemnify and hold the Customer, as well as the Customer's parents, subsidiaries, affiliates, successors and assigns, and each of their respective officers, directors and employees, harmless from and against any and all loss, liability, claims, demands or suits (including, without limitation, reasonable attorneys' fees and expenses) which arise out of:

          (i) the breach of any of the representations, warranties or agreements made by PFS in this Agreement (including, without limitation, damages caused by any violations of law by PFS or recalls caused by PFS); or

          (ii) the warehousing, delivery, storage, handling or transportation of any Restaurant Products while under the care, custody, or control of PFS.

     (b) The Customer shall indemnify PFS, as well as PFS's parents, subsidiaries, affiliates, successors and assigns, and each of their respective officers, directors and employees, harmless from and against any and all loss, liability, claims, demands or suits (including, without limitation, reasonable attorneys' fees and expenses) which arise out of:

          (i) the breach of any of the representations, warranties or agreements made by the Customer in this Agreement; or

          (ii) the operations or business of the Customer (including, without limitation, Smart Sourcing) and the Exclusive Restaurants.

15.  No Franchise or Agency

     Nothing in this Agreement shall be deemed to make either party the agent or representative of the other party for any purpose whatsoever. Nothing provided in this Agreement shall be deemed to grant either party any right or authority to assume, create or expand any obligation or responsibility, express or implied, on behalf of or in the name of the other party, or to bind the other party in any manner or matter whatsoever. Neither party to this Agreement shall have any authority to employ any person as agent or employee for or on behalf of the other party to this Agreement for any purpose. It is the express intention of the parties that each party hold the other party harmless from and against any and all claims, liability and expense arising out of any unauthorized act of its respective employees and agents.

16.  General Provisions

     (a) Appointment of Executive Officers of Customer. During the term of this Agreement, Pizza Hut, Taco Bell and KFCC shall notify PFS in writing of the names of the executive officers who shall have the authority to bind all three companies, Pizza Hut, Taco Bell and KFCC and act on behalf of the Customer, in connection with any matter relating to this Agreement, including, without limitation, amending the terms of this Agreement as described in Section 16(e) below.

     (b) Dispute Resolution. Each of the Customer and PFS shall appoint one or more employees who will meet with each other on a regular basis to review the performance by each party pursuant to the terms of this Agreement. The Customer and PFS shall each appoint an executive officer to meet for the purpose of resolving any claim, dispute and/or controversy arising out of or relating to the performance of this Agreement. If the dispute is not resolved by negotiation within thirty (30) days, the parties shall endeavor to settle the dispute by mediation under the then current Center For Public Resources ("CPR") Model Procedure for Mediation of Business Disputes. The neutral third party will be selected from the CPR panel of neutrals, with the assistance of CPR, unless the parties agree otherwise. In the event that the parties are unsuccessful in resolving the dispute via mediation, the parties agree promptly to resolve any such claim, dispute and/or controversy through binding confidential arbitration conducted in Louisville, Kentucky, in accordance with the then current rules of the American Arbitration Association ("AAA"). The parties irrevocably consent to such jurisdiction for purposes of the arbitration, and judgement may be entered thereon in any state or federal court in the same manner as if the parties were residents of the state of federal district in which said judgement is sought to be entered. The arbitrator shall not make any award or decision that is not consistent with applicable law. In any action between the parties, the prevailing party in such action shall recover its costs and expenses, including reasonable attorney fees, from the non-prevailing party. All applicable statutes of limitations and defenses based upon the passage of time shall be tolled while the requirements of this Section 16 (b) are being followed.

     (c) Access to Distribution Centers. During the term of this Agreement, the Customer shall have the right to inspect at any time during the term of this Agreement the distribution centers, all delivery trucks and any other facility of PFS which carry the Restaurant Products.

     (d) Assignment. This Agreement shall be binding upon all of the parties hereto and upon all of their respective heirs, successors and permitted assigns. The Customer understands that PFS is currently in the process of being sold by PepsiCo, Inc. PFS shall have the right to assign its rights and obligations under this Agreement to any corporation, partnership, firm or other entity which buys substantially all of PFS's assets and upon such assignment (i) such buyer shall assume all of PFS's obligations under this Agreement and take the place of PFS for all purposes of this Agreement and (ii) PepsiCo, Inc. shall have no further obligations hereunder. Except for the permitted assignment by PFS as described above, this Agreement shall not, however, be assignable or transferable, in whole or in part, by any party except upon the express prior written consent of all of the other parties. Any attempt to assign or otherwise transfer this Agreement or any rights or obligations hereunder in violation of the foregoing shall be void.

     (e) Amendment. This Agreement shall not be amended except in writing signed by all parties hereto.

     (f) Notices. All notices, demands, consents or other communications required or permitted hereunder shall be in writing and personally delivered or sent by overnight air courier, addressed as follows: if to the Customer to each of (i) Pizza Hut, Inc., 14841 Dallas Parkway, Dallas, Texas 75240, Attn:
President,  (ii) Taco Bell Corp.,  17901 Von Karman,  Irvine,  California 92714,
Attn: President and (iii) KFC Corporation, 1441 Gardiner Lane, Louisville, Kentucky 40213, Attn: President; and if to PFS, to PFS 14841 Dallas Parkway, Dallas, Texas 75240, Attn: President; or to such other address as may hereafter be furnished in writing to the other party in the manner described above shall be deemed to have been effected and received as of the date hand delivered or as of he date received if sent by overnight air courier.

     (g) Force Majeure. No party shall be responsible for delays or defaults under this Agreement if such delay or default is occasioned by war, strikes, fire, an act of God or other causes beyond such party's control.

     (h) Waiver. No provision, requirement, or breach of this Agreement may be waived by any party except in writing. If any party fails to enforce any right or remedy available under this Agreement, that failure shall not be construed as a waiver of any right or remedy with respect to any other breach or failure by the other parties. If PFS fails to maintain the service levels described in Sections 6 hereof during any three months of any calendar year during the term of this Agreement (commencing in 1998) and the Customer does not exercise its right to terminate this Agreement as described in Section 10(b) hereof within 90 days after the third such month, the Customer shall waive any right to terminate this Agreement with respect to the low service levels during such three months but shall not waive any right to terminate this Agreement as a result of low service levels during any months after such three months.

     (i) Captions. The captions used herein are inserted only as a matter of convenience and for reference and in no way define, limit, or describe the scope or the intent of any section or paragraph hereof.

     (j) Governing Law and Forum. This Agreement shall in all respects be construed in accordance with and governed by the substantive laws of the State of Kentucky without giving effect to the conflicts of laws principles thereof.

     (k) Severability. If any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal, or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not affect any other provision hereof, and this Agreement shall be construed as if such invalid, illegal, or unenforceable provision had never been contained herein.

     (l) Other Documents. The terms, conditions and provisions of any invoice, billing statement, confirmation, or other similar document relating to the services rendered in connection with this Agreement shall be subject and subordinate to the terms, provisions and conditions of this Agreement and, in the event of a conflict between the terms, conditions and provisions of any such document and of this Agreement, the terms, conditions and provisions of this Agreement shall govern.

     (m) Survival of Obligations. The obligations of any party under this Agreement, which by their nature would continue beyond expiration or termination of this Agreement, including, without limitation, indemnification by such party as provided in Section 14 hereof, shall survive the expiration or termination of this Agreement.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first set forth above.

                                        PFS,  a  division of PepsiCo, Inc.

                                        By:  /s/
                                             -----------------------------------
                                        Pizza Hut, Inc.

                                        By:  /s/ David Novak
                                             -----------------------------------
                                             David Novak
                                             President, Chief Executive Officer

                                        Taco Bell Corp.

                                        By:  /s/ John Antico
                                             -----------------------------------
                                             John Antioco
                                             President, Chief Executive Officer

                                        Kentucky Fried Chicken Corporation

                                        By:  /s/ David Novak
                                             -----------------------------------
                                             David Novak
                                             President, Chief Executive Officer

                                      Kentucky Fried Chicken of California, Inc.

                                        By:  /s/ David Novak
                                             -----------------------------------
                                             David Novak
                                             President, Chief Executive Officer

                        NICARAGUA S.A.
                        PAKISTAN
                        PANAMA
                        PARAGUAY
                        PERU
                        PHILIPPINES
                        POLAND
                        PUERTO RICO
                        QATAR
                        RUSSIA
                        SAIPAN
                        SAUDI ARABIA
                        SINGAPORE
                        SOUTH AFRICA
                        SOUTH KOREA
                        SPAIN
                        SWEDEN
                        TAIWAN
                        THAILAND
                        TRINIDAD
                        TURKEY
                        TURKS & CAICOS
                        UNITED ARAB EMIRATES
                        UNITED KINGDOM
                        URUGUAY

                                                                       Exhibit B

                               Distributor Mark Up


Exclusive Restaurants                   Percentage Mark Up Over Landed Cost
---------------------                   -----------------------------------

KFC Restaurants                                         10.8%
Pizza Hut Restaurants                                   12.3%
Taco Bell Restaurants                                   10.1%

                                                                       Exhibit C


8.3      Product Rebate.

         A. For the purpose of this Section 8.3, the term "Company" includes any business entity controlling, controlled by, or under common control with, PHI.

         B. Franchisee may purchase from Company, upon such terms as Company may offer, such items as Company may offer for sale to Franchisee.

         C. Within 4 months after the end of each fiscal year of Company, Company will determine its rate of gross profit and its rate of net pre-tax profit attributable to sales by Company to all its Pizza Hut franchisees of only food, paper products, and similar restaurant supplies (but not of any other items, including, without limitation, nonfood items manufactured by Company and other items such as furnishing, interior and exterior decor items, and equipment) for the fiscal year.

         In making this determination, the sales, gross profit, and net pre-tax profit for all entities will be combined (without considering accounting eliminations) into one financial statement, and Company's cost will be reduced by any cash discounts that Company received from its vendors.

         D.    If -

               i) the rate of gross profit as determined by Company exceeds 14%, or

               ii) the rate of net pre-tax profit as determined by Company exceeds 2.5%,

then in either event Company will, within 30 days thereafter, pay to Pizza Hut franchisees entitled thereto, in the manner provided in paragraph E. below, an amount equal to the excess as determined under either i) or ii) above, whichever is greater; provided, however, that the aggregate payment called for herein shall in no event exceed an amount equal to Company's net pre-tax profit attributable to sales of food, paper products, and similar restaurant supplies by Company to all its Pizza Hut franchisees for said fiscal year.

         E. Company will pay to each Pizza Hut franchisee its share of the amount determined to be payable by Company under paragraphs C. and D. above, in the form of a cash payment or credit, at the option of the franchisee, pursuant to procedures established by Company. The share of each Pizza Hut franchisee will be in an amount which bears the same relationship to the total amount determined to be payable by Company under paragraphs C. and D. above as such franchisee's gross purchases from Company of food, paper products, and similar restaurant supplies bear to gross purchases of such items from Company by all franchisees; the parties expressly including, without limitation, product mix variations, delivery and service charges, regional price variations, or other price variations.

                                                                       Exhibit D

Exclusive Restaurants       Black Out Periods
---------------------       --------------------

KFC Restaurants              11:30am to 1:00pm and 5:30pm to 7:00pm - All Days

Pizza Hut Restaurants        11:30am to 1:00pm - Monday to Friday
                             5:30pm to 7:30pm - Friday and Saturday

Taco Bell Restaurants        11:30am to 1:00pm and 5:30pm to 7:00pm - All Days

                                                                    EXHIBIT 10.7

                                     TRICON
                      DIRECTORS DEFERRED COMPENSATION PLAN

                                TABLE OF CONTENTS


ARTICLE I:  INTRODUCTION AND ESTABLISHMENT..................................1


ARTICLE II:  DEFINITIONS....................................................2

         2.1  Account.......................................................2
         2.2  Annual Retainer...............................................2
         2.3  Beneficiary...................................................2
         2.4  Code..........................................................2
         2.5  Company.......................................................2
         2.6  Deferral Subaccount...........................................2
         2.7  Director......................................................2
         2.8  Effective Date................................................2
         2.9  Election Form.................................................2
         2.10  ERISA........................................................2
         2.11  Fair Market Value............................................2
         2.12  Initial Retainer.............................................3
         2.13  Participant..................................................3
         2.14  Plan.........................................................3
         2.15  Plan Administrator...........................................3
         2.16  Plan Year....................................................3
         2.17  Termination of Service.......................................3
         2.18  Tricon.......................................................3
         2.19   Tricon Group................................................3
         2.20  Valuation Date...............................................3

ARTICLE III:  PARTICIPATION.................................................4

         3.1  Eligibility to Participate....................................4
         3.2  Automatic Deferral............................................4
         3.3  Elective Deferral.............................................4
         3.4  Period of Deferral............................................5
         3.5  Beneficiary Designation.......................................5

ARTICLE IV:  INTEREST OF PARTICIPANTS.......................................6

         4.1  Accounting for Participants' Interests........................6
         4.2  Vesting of a Participant's Account............................7
         4.3  Distribution of a Participant's Account.......................7
         4.4  Acceleration of Payment for Certain Hardships.................8

ARTICLE V:  PLAN ADMINISTRATOR..............................................9

         5.1  Members.......................................................9
         5.2  Action........................................................9
         5.3  Right and Duties..............................................9
         5.4  Compensation, Indemnity and Liability........................10
         5.5  Taxes........................................................10

ARTICLE VI:  AMENDMENT AND TERMINATION.....................................11

         6.1  Amendments...................................................11
         6.2  Termination of Plan..........................................11

ARTICLE VII:  MISCELLANEOUS................................................12

         7.1  Limitation on Participant's Rights...........................12
         7.2 Unfunded Obligation of the Company............................12
         7.3  Receipt or Release...........................................12
         7.4  Governing Law................................................12
         7.5  Gender, Tense, and Headings..................................12
         7.6  Successors and Assigns; Nonalienation of Benefits............12
         7.7  Facility of Payment..........................................13

APPENDIX

                                    ARTICLE I

                                  INTRODUCTION

     Tricon Global Restaurants, Inc. (the "Company") has established the Tricon Directors Deferred Compensation Plan (the "Plan") to permit eligible members of the Company's Board of Directors to receive certain compensation on a deferred basis.

     Except as otherwise provided, this document sets forth the terms of the Plan as in effect on October 7, 1997. As of that date, it specifies the group of individuals eligible to have compensation deferred, the procedures for electing to defer compensation and the Plan's provisions for maintaining and paying out amounts that have been deferred.

     The Plan is unfunded and unsecured. Amounts deferred by an individual are an obligation of the Company. Each such individual has the rights of a general creditor of the Company.

                                   ARTICLE II

                                   DEFINITIONS

     When used in this Plan, the following underlined terms shall have the meanings set forth below unless a different meaning is plainly required by the context:

     2.1 Account: The account maintained for a Participant on the books of the Company to determine, from time to time, the Participant's interest under the Plan. The balance in such Account shall be determined by the Plan Administrator. Each Participant's Account shall consist of at least one Deferral Subaccount for each separate deferral under Article III. The Plan Administrator may also establish such additional subaccounts as it deems necessary for the proper administration of the Plan. Where appropriate, a reference to a Participant's Account shall include a reference to each applicable subaccount that has been established thereunder.

     2.2 Annual Retainer: An eligible Director's adjusted annual retainer received as compensation for service on the Company's Board of Directors. For any applicable period, an eligible Director's adjusted annual retainer shall be determined after reductions for tax levies, garnishments and such other amounts as the Plan Administrator recognizes as reducing the amount of annual retainer available for deferral.

     2.3 Beneficiary: The person or persons who a Participant properly designates, in accordance with Section 3.5 and as determined by the Plan Administrator, to receive the amounts in one or more of the Participant's subaccounts in the event of the Participant's death.

     2.4 Code: The Internal Revenue Code, as amended.

     2.5 Company: Tricon Global Restaurants, Inc., a North Carolina corporation, or its successor or successors.

     2.6 Deferral Subaccount: A subaccount of a Participant's Account maintained to reflect his interest in the Plan attributable to each deferral of his Annual Retainer and Initial Retainer, and earnings or losses credited to such subaccount in accordance with Section 4.1(b).

     2.7 Director: Any member of the Company's Board of Directors.

     2.8 Effective Date: October 7, 1997.tive Date

     2.9 Election Form: The form prescribed by the Plan Administrator on which a Participant specifies the amount of his Annual Retainer to be deferred, the applicable period of deferral, and any other information required by the Plan Administrator.

     2.10 ERISA: The Employee Retirement Income Security Act of 1974, as amended.

     2.11 Fair Market Value: For purposes of converting a Participant's deferrals to Tricon Common Stock as of any date, the Fair Market Value of Tricon Common Stock is determined as the average of the high and low price on such date for Tricon Common Stock as reported on the composite tape for securities listed on the New York Stock Exchange, Inc., rounded to four decimal places. For the first Plan Year, the Fair Market Value determined under the prior sentence shall not be less than the mean of the closing prices for the fifth through the twentieth trading days after October 6, 1997 (determined from such composite tape and rounded to four decimal places). For purposes of determining the value of a Plan distribution, the Fair Market Value of Tricon Common Stock is determined as the closing price on the applicable Valuation Date (identified based on the Plan Administrator's current procedures) for Tricon stock, whichever is applicable, as reported on the composite tape for securities listed on the New York Stock Exchange, Inc., rounded to four decimal places.

     2.12 Initial Retainer: A one-time lump sum payment received as compensation for service on the Company's Board of Directors, as determined and adjusted by the Plan Administrator. An eligible Director's initial retainer shall be determined after adjustments for tax levies, garnishments and such other amounts as the Plan Administrator recognizes as reducing the amount of such awards available for deferral.

     2.13 Participant: Any Director eligible pursuant to Section 3.1 who has satisfied the requirements for participation in this Plan and who has an Account.

     2.14 Plan: The Tricon Directors Deferred Compensation Plan, as it may be amended from time to time.

     2.15 Plan Administrator: The Board of Directors of the Company, or its delegate or delegates. As of the Effective Date, the responsibility for day to day administration of the Plan has been delegated to the Vice President for People Services.

     2.16 Plan Year: The 12-month period from October 1 to September 30, provided that the initial Plan Year shall be a short Plan Year that begins on the Effective Date and ends on September 30, 1998.

     2.17   Termination  of  Services:   The   termination  of  a  Participant's
appointment as a Director. For this purpose, the occasions when a Director's appointment terminates shall be deemed to include his death.

     2.18 Tricon: Tricon Global Restaurants, Inc.

     2.19 Tricon Group: The Company and its subsidiaries and affiliates (as such may be identified from time to time by the Plan Administrator).

     2.20 Valuation Date: Each date as of which Participant Accounts are valued in accordance with procedures of the Plan Administrator that are currently in effect. As of the Effective Date, the Valuation Dates are March 31, June 30, September 30 and December 31. Values are determined as of the close of a Valuation Date or, if such date is not a business day, as of the close of the immediately preceding business day.

                                   ARTICLE III

                                  PARTICIPATION

     3.1 Eligibility to Participate

     (a) Eligibility Requirements. A Director who is not currently an employee of the Tricon Group shall be eligible to have his initial retainer deferred automatically and to make an election to defer his annual retainer under the Plan. During the period an individual satisfies the eligibility requirements of this section, he shall be referred to as an eligible Director.

     (b) Cessation of Eligibility. An individual's eligibility to participate actively by deferring compensation under this Article III shall cease upon the earlier of:

          (1) The date of his Termination of Service; or

          (2) The date the Director becomes an employee of the Tricon Group.

     (c) Active  Participation.  An eligible Director shall become a Participant
as  of  the  date  an   amount   is  first   deferred   on  his   behalf   under
the Plan.

     (d)  Cessation  of  Participation.  An  individual,  who has been an active
Participant   under  the  Plan,   ceases  to  be  a  Participant   on  the  date
his Account is fully paid out.

     3.2 Automatic Deferral. An eligible Director's Initial Retainer shall be deferred under the Plan until the calendar quarter following his Termination of Service.

     3.3 Elective Deferral. For each Plan Year, an eligible Director may elect to defer under the Plan some or all of his Annual Retainer, in 10 percent increments, by filing an Election Form with the Plan Administrator. Amounts deferred by an eligible Director for a Plan Year will be deducted from his Annual Retainer.

     (a) Time of Deferral Election. Subject to the next three sentences, an eligible Director must file a completed Election Form at least 30 days prior to the Plan Year in which the Annual Retainer would otherwise be paid. An individual who newly becomes an eligible Director during a Plan Year (or less than 60 days prior to a Plan Year) may make a deferral election with respect to the portion of his Annual Retainer to be paid during the balance of the current Plan Year within 30 days of the date the individual becomes an eligible Director. Such an individual may also make an election at this time with respect to the Annual Retainer to be paid during the next Plan Year. In the first Plan Year, an eligible Director may make a deferral election until December 1, 1997, with respect to his annual retainer for such Plan Year.

     (b) Complete Election Form Required. To be effective, an Eligible Director's Election Form must set forth the percentage of Annual Retainer deferred, the deferral period under Section 3.4, the eligible Director's Beneficiary designation, and any other information that may be requested by the Plan Administrator from time to time.

     (c) Election Irrevocable. An election is irrevocable once received and determined by the Plan Administrator to be properly completed. Increases or decreases in the percentage a Participant elects to defer shall not be permitted during a Plan Year.

     (d) Failure to File Election Form. If an eligible Director fails to file a properly completed and executed Election Form with the Plan Administrator by the prescribed time, he will be deemed to have elected not to defer his Annual Retainer for the applicable Plan Year

     (e) Extension of Election Period. Notwithstanding the provisions of subsections (c) and (d) above, to the extent necessary because of extraordinary circumstances, the Plan Administrator may grant an extension of any election period and may permit (to the extent necessary to avoid undue hardship to an eligible Director) the complete revocation of an election with respect to future deferrals. Any such extension or revocation shall be available only if the Plan Administrator determines it shall not trigger constructive receipt of income and only upon such conditions as may be required by the Plan Administrator.

     3.4 Period of Deferral. An eligible Director shall specify a deferral period for his Annual Retainer by designating a specific payout date, one or more specific payout events, or both a date and one or more specific events from the choices that are made available to the eligible Director by the Plan Administrator. Such designation shall be made by filing with the Plan Administrator a completed Election Form or other written form acceptable to the Plan Administrator. Subject to the next sentence, an eligible Director's elected period of deferral shall run until the earliest occurring date or event specified on his Election Form. Notwithstanding an eligible Director's actual election, an eligible Director shall be deemed to have elected a period of deferral at least until the first day of the second Plan Year following the Plan Year during which the Annual Retainer would have been paid absent the deferral.

     3.5 Beneficiary Designation. A Participant shall designate a Beneficiary to receive payment of amounts credited to his Account in the event of his death. To be effective, a Beneficiary designation must be in writing, signed by the Participant, and filed with the Plan Administrator prior to the Participant's death, and it must meet such other standards as the Plan Administrator shall require from time to time.

     (a) No Designation. If no designation is in effect at the time of a Participant's death, or if all designated Beneficiaries have predeceased the Participant, then the Participant's Beneficiary shall be his estate.

     (b) Change in Designation. At any time, a Participant may change a Beneficiary designation for any or all Deferral Subaccounts in a writing that is signed by the Participant and filed with the Plan Administrator prior to the Participant's death, and that meets such other standards as the Plan Administrator shall require from time to time.

     (c) Continuation as Beneficiary. A Beneficiary designation of an individual by name (or name and relationship) remains in effect regardless of any change in the designated individual's relationship to the Participant. An individual who is otherwise a Beneficiary with respect to a Participant's Account ceases to be a Beneficiary when all payments have been made from the Account.

                                   ARTICLE IV

                            INTERESTS OF PARTICIPANTS

     4.1 Accounting for Participants' Interests. A Participant's deferral shall be credited to his Account as soon as practicable following the date when the deferral of compensation actually occurs, as determined by the Plan Administrator. A Participant's Account is a bookkeeping device to track the value of his deferrals (and the Company's liability therefor). No assets shall be reserved or segregated in connection with any Account, and no Account shall be insured or otherwise secured.

     (a) Deferral Subaccounts. Each Participant shall have a Deferral Subaccount credited with his initial retainer and a separate Deferral Subaccount credited with the amount of each separate deferral of his Annual Retainer that he elects under the Plan.

     (b) Account Earnings or Losses. As of each Valuation Date, a Participant's Account shall be credited with earnings and gains (and shall be debited for expenses and losses) determined as if the amounts credited to his Account were actually invested in Tricon Common Stock in accordance with (c) below. The Plan provides only for "phantom investment," and therefore such earnings, gains, expenses and losses are hypothetical and not actual. However, they shall be applied to measure the value of a Participant's Account and the amount of the Company's liability to make deferred payments to or on behalf of the Participant.

     (c) Phantom Investment. Participant Accounts are adjusted to reflect an investment in Tricon Common Stock. An amount deferred is converted to phantom shares of Tricon Common Stock of equivalent value by dividing such amount by the Fair Market Value of a share of Tricon Common Stock on the date as of which the amount is invested by the Plan Administrator. Only whole shares are determined. Any remaining amount (and all amounts that would be received by the Account as dividends, if dividends were paid on phantom shares of Tricon Common Stock as they are on actual shares) are credited to a dividend subaccount that is invested on a phantom basis as described in paragraph (3) below.

          (1) A Participant's interest in the Tricon Common Stock Account is valued as of a Valuation Date by multiplying the number of phantom shares credited to his Account on such date by the Fair Market Value of a share of Tricon Common Stock on such date, and then adding the value of the Participant's dividend subaccount.

          (2) If shares of Tricon Common Stock change by reason of any stock split, stock dividend, recapitalization, merger, consolidation, spinoff, combination or exchange of shares, complete or partial liquidation or other similar corporate change, such equitable adjustment shall be made in the number of shares credited to an Account or subaccount as the Plan Administrator may determine to be necessary or appropriate.

          (3) Amounts credited to a Participant's dividend subaccount shall accrue a return based upon the prime rate of interest announced from time to time by Citibank, N.A. (or another bank designated by the Plan
     Administrator from time to time). Returns accrue during the period since the last Valuation Date based on the prime rate in effect on the first business day after such Valuation Date and are compounded annually. An amount is credited with the applicable rate of return beginning with the date as of which the amount is invested in this option by the Plan Administrator.

     In no event will shares of Tricon Common Stock actually be purchased or held under this Plan, and no Participant shall have any rights as a shareholder of Tricon Common Stock on account of an interest in this Plan.

     4.2 Vesting of a Participant's Account. A Participant's interest in the value of his Account shall at all times be 100 percent vested, which means that it will not be forfeited as a result of his Termination of Service.

     4.3 Distribution of a Participant's Account. A Participant's Account shall be distributed, at the option of the Plan Administrator, either in the form of cash or in whole shares of Tricon Common Stock (with cash for any partial share).

     (a) Scheduled Payout Date. With respect to a specific deferral, a Participant's "Scheduled Payout Date" shall be: (i) in the case of his initial retainer, the first day of the calendar quarter following his Termination of Service, and (ii) in the case of a deferred annual retainer payment, the earliest to occur date or event of those selected by the Participant for such deferral in accordance with Section 3.4 (subject to the minimum deferral requirement of such section). Unless an election has been made in accordance with subsection (b) below, the Participant's subaccount containing the deferral shall be distributed to the Participant in a single lump sum as soon as practicable following the Scheduled Payout Date.

     (b) Payment Election. A Participant may delay receipt of a subaccount beyond its Scheduled Payout Date, or elect to receive installments rather than a lump sum, by making a payment election under this subsection. A payment election must be made by the calendar year before the year containing the Scheduled Payout Date (or if earlier, at least 6 months before the Scheduled Payout Date). Any payment election to receive a lump sum at a later time must specify a revised payout date that is at least 2 years after the Scheduled Payout Date. Any payment election to receive installment payments in lieu of a lump sum shall specify the amount of (or method for determining) each installment and a set of revised payout dates, the last of which must be at least 2 years after the Scheduled Payout Date. With respect to any subaccount, only one election may be made under this subsection. Beneficiaries are not permitted to make elections under this subsection. Actual payments shall be made as soon as practicable following a revised payout date.

     (c) Limitations. The following limitations apply to distributions from the Plan.

          (1) Installments may only be made quarterly, semi-annually or annually, for a period of no more than 20 years, and not later than the Participant's 80th birthday (or what would have been his 80th birthday, if the Participant dies earlier).

          (2) If a Participant has elected a Scheduled Payout Date that would be after his 80th birthday, the Participant shall be deemed to have elected his 80th birthday as his Scheduled Payout Date.

          (d) Valuation. In determining the amount of any individual distribution pursuant to subsection (a) or (b) above, the Participant's subaccount shall continue to be credited with earnings and gains (and debited for expenses and losses) under Section 4.1(b) until the Valuation Date preceding the Scheduled Payout Date or revised payout date for such distribution (whichever is applicable). In determining the value of a Participant's remaining subaccount following an installment distribution, such installment distribution shall reduce the value of the Participant's subaccount as of the close of the

     Valuation Date preceding the revised payout date for such installment until the Valuation Date preceding the Scheduled Payout Date.

     (e) Payments at Death. Upon a Participant's death, his Beneficiary shall be paid each subaccount still standing to the Participant's credit under the Plan in accordance with the terms of the Participant's payout election for such subaccount under Section 3.4, or his payment election under subsection (b) above, whichever is applicable.

     4.4 Acceleration of Payment for Certain Hardships. Except as expressly provided in this Section, no payments shall be made under this Plan prior to the date (or dates) applicable under Section 4.3.

     (a) A Participant who is suffering severe financial hardship resulting from extraordinary and unforeseeable events beyond the control of the Participant (and who does not have other funds reasonably available that could satisfy the severe financial hardship) may file a written request with the Plan Administrator for accelerated payment of all or a portion of the amount credited to his Account. A committee composed of representatives from the Company's Compensation Department and Law Department, or such other parties as the Plan Administrator may specify from time to time, shall have sole discretion to determine whether a Participant satisfies the requirements for a hardship request and the amount that may be distributed (which shall not exceed the amount reasonably necessary to alleviate the Participant's hardship).

     (b)  The  Plan   Administrator   may  adjust  the  standards  for  hardship
withdrawals from time to time to the extent it determines such adjustment to be necessary to avoid triggering constructive receipt of income under the Plan.

     (c)  A  Beneficiary   may  also  request  a  hardship   distribution   upon
satisfaction of the foregoing requirements and subject to the foregoing limitations.

     (d) When some or all of a Participant's subaccount is distributed pursuant to this section, the distribution and the subaccount shall be valued as provided by the Plan Administrator, using rules patterned after those in Section 4.3(d) above.

                      ARTICLE VARTICLE V PLAN ADMINISTRATOR

                               PLAN ADMINISTRATOR

     5.1 Plan Administrator. The Plan Administrator is the Company's Board of Directors (the "Board") or its delegate or delegates, who shall act within the scope of their delegation pursuant to such operating guidelines as the Board shall establish from time to time. The Plan Administrator is responsible for the administration of the Plan.

     5.2 Action. Action by the Board may be taken in accordance with procedures that the Board adopts from time to time or that the Company's Law Department determines are legally permissible.

     5.3 Right and Duties. The Plan Administrator shall administer and manage the Plan and shall have all powers necessary to accomplish that purpose, including (but not limited to) the following:

     (a) To exercise its discretionary authority to construe, interpret, and administer this Plan;

     (b) To exercise its discretionary authority to make all decisions regarding eligibility, participation and deferrals, to make allocations and determinations required by this Plan, and to maintain records regarding Participants' Accounts;

     (c) To compute and certify to the Company the amount and kinds of payments to Participants or their Beneficiaries, and to determine the time and manner in which such payments are to be paid;

     (d) To authorize all disbursements by the Company pursuant to this Plan;

     (e) To maintain (or cause to be maintained) all the necessary records for administration of this Plan;

     (f) To make and publish such rules for the regulation of this Plan as are not inconsistent with the terms hereof;

     (g) To delegate to other individuals or entities from time to time the performance of any of its duties or responsibilities hereunder;

     (h)  To  establish  or  to  change  the  phantom   investment   options  or
arrangements under Article IV; and

     (i) To hire agents, accountants, actuaries, consultants and legal counsel to assist in operating and administering the Plan.

     The Plan Administrator has the exclusive and discretionary authority to construe and to interpret the Plan, to decide all questions of eligibility for benefits, to determine the amount and manner of payment of such benefits and to make any determinations that are contemplated by (or permissible under) the terms of this Plan, and its decisions on such matters will be final and conclusive on all parties. Any such decision or determination shall be made in the absolute and unrestricted discretion of the Plan Administrator, even if (A) such discretion is not expressly granted by the Plan provisions in question, or

(B) a determination is not expressly called for by the Plan provisions in question, and even though other Plan provisions expressly grant discretion or call for a determination. In the event of a review by a court, arbitrator or any other tribunal, any exercise of the Plan Administrator's discretionary authority shall not be disturbed unless it is clearly shown to be arbitrary and capricious.

     5.4 Compensation, Indemnity and Liability. The Plan Administrator will serve without bond and without compensation for services hereunder. All expenses of the Plan and the Plan Administrator will be paid by the Company. No member of the Company's Board of Directors, and no individual acting as the delegate of the Board, shall be liable for any act or omission of any other member or individual, nor for any act or omission on his own part, excepting his own willful misconduct. The Company will indemnify and hold harmless each member of the Board and any individual or individuals acting as the delegate of the Board against any and all expenses and liabilities, including reasonable legal fees and expenses, arising under the Plan in connection with his membership on the Board (or his serving as the delegate of the Board), excepting only expenses and liabilities arising out of his own willful misconduct.

     5.5 Taxes. If the whole or any part of any Participant's Account becomes liable for the payment of any estate, inheritance, income, or other tax which the Company may be required to pay or withhold, the Company will have the full power and authority to withhold and pay such tax out of any moneys or other property in its hand for the account of the Participant. The Company will provide the Participant notice of such withholding. Prior to making any payment, the Company may require such releases or other documents from any lawful taxing authority as it shall deem necessary.

                 ARTICLE VIARTICLE VI AMENDMENT AND TERMINATION

                            AMENDMENT AND TERMINATION

     6.1 Amendments. The Board of Directors of the Company has the right in its sole discretion to amend this Plan in whole or in part at any time and in any manner; provided, however, that no such amendment shall reduce the amount credited to the Account of any Participant as of the date such amendment is adopted. Any amendment shall be in writing and adopted by the Board or an officer of the Company who is authorized by the Board for this purpose. All Participants shall be bound by such amendment.

     6.2 Termination of Plan. The Company expects to continue this Plan, but does not obligate itself to do so. The Company, acting by its Board of Directors, reserves the right to discontinue and terminate the Plan at any time, in whole or in part, for any reason (including a change, or an impending change, in the tax laws of the United States or any State). Termination of the Plan will be binding on all Participants (and a partial termination shall be binding upon all affected Participants), but in no event may such termination reduce the amounts credited at that time to any Participant's Account. If this Plan is terminated (in whole or in part), amounts theretofore credited to affected Participants' Accounts may either be paid in a lump sum immediately, or distributed in some other manner consistent with this Plan, as determined by the Plan Administrator in its sole discretion.

                                   ARTICLE VII

                                  MISCELLANEOUS

     7.1 Limitation on Participant's Rights. Participation in this Plan does not give any Participant the right to be retained in the Company's employ (or any right or interest in this Plan or any assets of the Company other than as herein provided). The Company reserves the right to terminate the employment of any Participant without any liability for any claim against the Company under this Plan, except for a claim for payment of deferrals as provided herein.

     7.2 Unfunded Obligation of the Company. The benefits provided by this Plan are unfunded. All amounts payable under this Plan to Participants are paid from the general assets of the Company. Nothing contained in this Plan requires the Company to set aside or hold in trust any amounts or assets for the purpose of paying benefits to Participants. This Plan creates only a contractual obligation on the part of the Company, and the Participant has the status of a general unsecured creditor of the Company with respect to amounts of compensation deferred hereunder.

     7.3 Receipt or Release. Any payment to a Participant in accordance with the provisions of this Plan shall, to the extent thereof, be in full satisfaction of all claims against the Plan Administrator and the Company, and the Plan Administrator may require such Participant, as a condition precedent to such payment, to execute a receipt and release to such effect.

     7.4 Governing Law. This Plan shall be construed, administered, and governed in all respects in accordance with applicable federal law and, to the extent not preempted by federal law, in accordance with the laws of the State of North Carolina. If any provisions of this instrument shall be held by a court of competent jurisdiction to be invalid or unenforceable, the remaining provisions hereof shall continue to be fully effective.

     7.5 Gender, Tense, and Headings. In this Plan, whenever the context so indicates, the singular or plural number and the masculine, feminine, or neuter gender shall be deemed to include the other. Headings and subheadings in this Plan are inserted for convenience of reference only and are not considered in the construction of the provisions hereof.

     7.6 Successors and Assigns; Nonalienation of Benefits. This Plan inures to the benefit of and is binding upon the parties hereto and their successors, heirs and assigns; provided, however, that the amounts credited to the Account of a Participant are not (except as provided in Section 5.5) subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, either voluntary or involuntary, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, charge or otherwise dispose of any right to any benefits payable hereunder, including, without limitation, any assignment or alienation in connection with a separation, divorce, child support or similar arrangement, will be null and void and not binding on the Plan or the Company. Notwithstanding the foregoing, the Company reserves the right to make payments in accordance with a divorce decree, judgment or other court order as and when cash payments are made in accordance with the terms of this Plan due to the Account of a Participant and credited against such Account.

     7.7 Facility of Payment. Whenever, in the Plan Administrator's opinion, a Participant or Beneficiary entitled to receive any payment hereunder is under a legal disability or is incapacitated in any way so as to be unable to manage his financial affairs, the Plan Administrator may direct the Company to make payments to such person or to the legal representative of such person for his benefit, or to apply the payment for the benefit of such person in such manner as the Plan Administrator considers advisable. Any payment in accordance with the provisions of this section shall be a complete discharge of any liability for the making of such payment to the Participant or Beneficiary under the Plan.

     This 3rd day of November, 1997, the above restated Plan is hereby adopted and approved by the Company's duly authorized officer to be effective as stated herein.


                                   TRICON, INC.



                                   By:  /s/ Michael Theilmann
                                        ------------------------


APPROVED


By:  /s/ R. Scott Toop
     ---------------------
     Law Department

                  TRICON RESTAURANT DEFERRED COMPENSATION PLAN

                                    APPENDIX



     This Appendix modifies and supplements the general terms of the Plan as it applies to certain executives.

     Except as specifically modified in the Appendix, the foregoing provisions of the Plan shall fully apply. In the event of a conflict between this Appendix and the foregoing provisions of the Plan, the Appendix shall govern with respect to the conflict.

     Notwithstanding that Section 4.3 permits certain distributions to be made in Tricon Common Stock, during the two year period following the Effective Date, the number of shares of Tricon Common Stock delivered or purchased under this Plan (when aggregated with shares of Tricon Common Stock delivered or purchased under other plans or programs of the Company) shall at all times be less than the number of shares that would result in PepsiCo, Inc., a North Carolina corporation, not having "control" of Tricon (immediately before distribution of Tricon Common Stock to PepsiCo's shareholders) within the meaning of Sections 355(a)(1)(A) and 368(c) of the Internal Revenue Code.

                                                                    EXHIBIT 10.8
                         TRICON GLOBAL RESTAURANTS, INC.
                          1997 Long Term Incentive Plan

1.   Purpose.

     The purposes of the 1997 Long Term Incentive Plan (the "Plan") are : (1) to provide TRICON Global Restaurants, Inc. ("TRICON") stock options to employees pursuant to the Employee Programs Agreement entered into between PepsiCo, Inc. ("PepsiCo") and TRICON which requires that certain liabilities under the 1994 PepsiCo, Inc. Long Term Incentive Plan and the 1995 PepsiCo, Inc. Stock Option Incentive Plan (collectively the "PepsiCo Stock Option Plans") be transferred to and continued under this Plan and that certain PepsiCo stock options granted under the PepsiCo Stock Option Plans be converted to TRICON stock options; (2) to provide Long Term incentives to those persons with significant responsibility for the success and growth of TRICON and its subsidiaries, divisions and affiliated businesses (collectively the "Company"); (3) to assist the Company in attracting and retaining key employees on a competitive basis, and (4) to associate the interests of such employees with those of TRICON shareholders.

2.   Administration of the Plan.

     The Plan shall be administered by the Compensation Committee of the Board of Directors of TRICON (the "Committee"). The Committee shall be appointed by the Board of Directors and shall consist of two or more outside, members of the Board.

     The Committee shall have all powers vested in it by the terms of the Plan, such powers to include authority (within the limitations described herein) to select the persons to be granted awards under the Plan, to determine the type, size and terms of awards to be made to each employee or director selected, to determine the time when awards will be granted and any conditions which must be satisfied by employees or directors before an award is made, to establish objectives and conditions for earning awards, to determine whether such conditions have been met and whether awards will be paid at the end of the award period, or when the award is exercised, or deferred, to determine whether payment of an award should be reduced or eliminated, and to determine whether such awards should qualify, regardless of their amount, as deductible in their entirety for federal income tax purposes.

     The Committee shall have full power and authority to administer and interpret the Plan and to adopt such rules, regulations, agreements, guidelines and instruments for the administration of the Plan and for the conduct of its businesses as the Committee deems necessary or advisable. The Committee's interpretations of the Plan, and all actions taken and determinations made by the Committee pursuant to the powers vested in it hereunder, shall be conclusive and binding on all parties concerned, including the Company, its shareholders and any person receiving an award under the Plan.

3.   Eligibility.

     Non-employee directors and key employees of the Company, as defined from time to time by the Committee, are eligible to be granted awards under the Plan. Non-employee directors and key employees of the Company shall be granted awards of stock options and may, in the Committee's discretion, be granted other awards available under the Plan. Notwithstanding the foregoing, incentive stock options may only be granted to employees of the Company.

4.   Awards.

     (a) Types. Awards under the Plan include stock options, performance units, incentive stock options, stock appreciation rights and restricted stock.

          (i) Stock Options. Stock options are rights to purchase shares of TRICON Common Stock ("Common Stock") at a fixed price for a specified period of time. The purchase price per share of Common Stock covered by a stock option awarded pursuant to this Plan, including any incentive stock options, shall be equal to or greater than the fair market value of a share of TRICON Common Stock on the date the stock option is awarded.

          (ii) Performance Units. Performance units are rights to receive up to 100% of the value of shares of Common Stock as of the date of grant, which value may be paid in cash or Common Stock, without payment of any amounts to TRICON. The full and/or partial payment of performance unit awards granted under this Plan will be made only upon certification by the Committee of the attainment by TRICON, over a four year period, of any one or more of the following business criteria: earnings per share, revenue growth, corporate earnings, return on investment, total shareholder return, profits, cash flow, market value added or economic value added which have been established by the Committee. No payment will be made if the targets are not met.

          (iii) Stock Appreciation Rights. Stock appreciation rights are rights to receive the difference between the fair market value of a share of TRICON Common Stock on the grant date and the fair market value of a share of Common Stock on the date the stock appreciation right is exercised.

          (iv) Restricted Stock. The full and/or partial vesting of any restricted stock award made under this Plan will occur only upon the attainment by TRICON of primary and secondary targets established by the Committee at the time the award is made. These targets may be based on one or more of the following: earnings per share, revenue growth, corporate earnings, return on investment, total shareholder return, profits, cash flow, market value added or economic value added.

     (b) Supplemental Awards. Eligible employees who are newly hired or promoted or non-employee directors who are newly retained during the vesting period for stock options will be granted supplemental pro rata grants of stock options and performance units.

     (c) Negative Discretion. Notwithstanding the attainment by TRICON of any target specified under this Plan, the Committee has the discretion, by participant, to reduce some or all of an award that would otherwise be paid.

     (d) Guidelines. The Committee shall adopt from time to time written policies for its implementation of the Plan. Such policies shall be consistent with the Plan and may include, but need not be limited to, the type, size and term of awards to be made, and the conditions for payment of such awards.

     (e) Maximum Awards. An employee or non-employee director may be granted multiple awards under the Plan but no one employee or non-employee director may be granted awards which would result in his or her receiving, in the aggregate, during the term of the Plan, more than 10% of the maximum number of shares available for award under the Plan. Solely for the purposes of determining whether this maximum is met, a performance unit shall be treated as entitling the holder thereof to one share of TRICON Common Stock.

5.   Shares of Stock Subject to the Plan.

     The shares that may be delivered or purchased under the Plan shall not exceed an aggregate 22,500,000 shares of Common Stock, as adjusted, if appropriate, pursuant to Section 7 hereof.

6.   Deferred Payments.

     The Committee may determine that all or a portion of a payment to a participant under the Plan, whether it is to be made in cash, shares of Common Stock or a combination thereof, shall be deferred. Deferrals shall be for such periods and upon such terms as the Committee may determine in its sole discretion.

7.   Dilution and Other Adjustments.

     In the event of any change in the outstanding shares of TRICON Common Stock by reason of any split, stock dividend, recapitalization, merger, reorganization, consolidation, combination or exchange of shares, any separation of a corporation (including a spin-off or other distribution of assets of the Company to its shareholders), any partial or complete liquidation, or other similar corporate change, such equitable adjustments shall be made in the Plan and the awards thereunder as the Committee determines are necessary and appropriate, including, if necessary, an adjustment in the maximum number or kind of shares subject to the Plan or which may be or have been awarded to any participant. Such adjustment shall be conclusive and binding for all purposes of the Plan.

8.   Change in Control

     (a) In order to maintain the Participants' rights in the event of any Change in Control of TRICON, as hereinafter defined, the Committee, as constituted before such Change in Control, may, in its sole discretion, as to any Award, either at the time an Award is made hereunder or any time thereafter, take any one or more of the following actions: (i) provide for the acceleration of any time periods relating to the exercise or realization of any such Award so that such Award may be exercised or realized in full on or before a date fixed by the Committee; (ii) provide for the purchase of any such Award, upon the Participant's request, for an amount of cash equal to the amount that could have been attained upon the exercise of such Award or realization of the Participant's rights had such Award been currently exercisable or payable; (iii) make such adjustment to any such Award then outstanding as the Committee deems appropriate to reflect such Change in Control; or (iv) cause any such Award then outstanding to be assumed, or new rights substituted therefor, by the acquiring or surviving corporation after such Change in Control. The Committee may, in its discretion, include such further provisions and limitations regarding a Change in Control in any agreement documenting such Awards as it may deem equitable and in the best interests of TRICON.

     (b) A "Change in Control" shall be deemed to have occurred if (1) there shall have been a change in the composition of the Board such that at any time a majority of the Board shall have been members of the Board for less than twenty-four months, unless the election of each new director who was not a director at the beginning of the period was approved by at least two-thirds of the directors then still in office who were directors at the beginning of such period (but in no event by fewer than three such directors); (2) twenty (20%) or more of the outstanding common shares of TRICON are acquired by any individual, corporation, partnership or any other entity or (3) TRICON shareholders approve
(i) a merger or consolidation involving the Company, if the shareholders of the Company, immediately before such merger or consolidation do not, as a result of such merger or consolidation, own, directly or indirectly, more than fifty percent (50%) of the combined voting power of the then outstanding voting securities of the corporation resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the voting securities of the Company outstanding immediately before such merger or consolidation or (ii) a complete liquidation or dissolution of the Company or (iii) an agreement for the sale or other disposition of all or substantially all of the assets of the Company.

     Notwithstanding the foregoing, a Change in Control shall not be deemed to occur pursuant to this Section solely because twenty percent (20%) or more of the combined voting power of the Company's then outstanding securities is acquired by (i) a trustee or other fiduciary holding securities under one or more employee benefit plans maintained by the Company or any of its subsidiaries or (ii) any corporation which, immediately prior to such acquisition, is owned directly or indirectly by the shareholders of the Company in the same proportion as their ownership of stock in the Company immediately prior to such acquisition.

9.   Miscellaneous Provisions.

     (a) Misconduct. If the Committee determines that a present or former employee has (i) used for profit or disclosed to unauthorized persons, confidential information or trade secrets of TRICON, or (ii) breached any contract with or violated any fiduciary obligation to TRICON or (iii) engaged in any conduct which the Committee determines is injurious to the Company, the Committee may cause that employee to forfeit his or her outstanding awards under the Plan.

     (b) Rights as Shareholder. A participant in the Plan shall have no rights as a holder of Common Stock with respect to awards hereunder, unless and until certificates for shares of Common Stock are issued to such participant.

     (c) Assignment or Transfer. Unless the Committee shall specifically determine otherwise, no award under the Plan or any rights or interests therein shall be assignable or transferable by a participant, except by will or the laws of descent and distribution.

     (d)  Agreements.  All awards  granted  under the Plan shall be evidenced by
agreements  in  such  form  and  containing   such  terms  and  conditions  (not
inconsistent with the Plan) as the Committee shall approve.

     (e) Requirements for Transfer. No share of Common Stock shall be issued or transferred under the Plan until all legal requirements applicable to the issuance or transfer of such shares have been compiled with to the satisfaction of the Committee. The Committee shall have the right to condition any issuance of shares of Common Stock made to any participant upon such participant's written undertaking to comply with such restrictions on his subsequent disposition of such shares as the Committee or TRICON shall deem necessary or advisable as a result of any applicable law, regulation or official interpretation thereof, and certificates representing such shares may be legended to reflect any6 such restrictions.

     (f) Withholding Taxes. TRICON shall have the right to deduct from all awards hereunder paid in cash any federal, state, local or foreign taxes required by law to be withheld with respect to such awards, and with respect to awards paid in stock or upon exercise of stock options, to require the payment (through withholding from the participant's salary or otherwise) of any such taxes. The obligations of TRICON to make delivery of awards in cash or Common Stock shall be subject to currency or other restrictions imposed by any government.

     (g) No Rights to Awards. Except as set forth herein, no employee or other person shall have any claim or right to be granted an award under the Plan. Neither the Plan nor any action taken hereunder shall be construed as giving any employee any right to be retained in the employ of TRICON.

     (h) Costs and Expenses. The cost and expenses of administering the Plan shall be borne by TRICON and not charged to any award nor to any employee receiving an award.

     (i) Funding of Plan. The Plan shall be unfunded. TRICON shall not be required to establish any special or separate fund or to make any other segregation of assets to assure the payment of any award under the Plan.

10.  Effective Date, Amendments and Terminations.

     (a) Effective Date. The Plan shall become effective on October 7, 1997.

     (b) Amendments. The Committee may at any time terminate or from time to time amend the Plan in whole or in part, but no such action shall adversely affect any rights or obligations with respect to any awards heretofore made under the Plan.

     Unless shareholders of TRICON shall have first approved thereof, no amendment of the Plan shall be effective which would increase the maximum number of shares of TRICON Common Stock which may be delivered under the Plan or to any one individual, except to the extent such amendment is made pursuant to Section 7 hereof, extend the maximum period during which awards may be granted under the Plan or modify the requirements as to eligibility for participation in the Plan.

     With the consent of the employee affected, the Committee may amend outstanding agreements evidencing awards under the Plan in a manner not inconsistent with the terms of the Plan.

     (c) Termination. No awards of stock options, performance units, incentive stock options or stock appreciation rights shall be made under the Plan after December 31, 2001.

                                                                    EXHIBIT 10.9
                         TRICON GLOBAL RESTAURANTS, INC.

                   1997 Executive Incentive Compensation Plan


1.   Purpose.

     The principal purpose of the TRICON Global Restaurants, Inc. 1997 Executive Incentive Compensation Plan (the "Plan") is to provide incentives and rewards to officers of TRICON Global Restaurants, Inc., and its subsidiaries and divisions ("TRICON") pursuant to the Employee Programs Agreement entered into by and between PepsiCo, Inc. and TRICON which requires that certain liabilities under the PepsiCo, Inc. 1994 Executive Incentive Compensation Plan be transferred to and continued under this Plan.

2.   Administration of the Plan.

     The Plan shall be administered by the Compensation Committee of the Board of Directors of TRICON Global Restaurants, Inc. (the "Committee"). The Committee shall be appointed by the Board of Directors and shall consist of two or more outside members of the Board.

     The Committee shall have all powers vested in it by the terms of this Plan, such powers to include authority (within the limitations described herein) to select the persons to be granted awards under the Plan, to determine the time when awards will be granted, to determine whether objectives and conditions for earning awards have been met, to determine whether awards will be paid at the end of the award period or deferred, and to determine whether an award or payment of an award should be reduced or eliminated.

     The Committee shall have full power and authority to administer and interpret the Plan and to adopt such rules, regulations, agreements, guidelines and instruments for the administration of the Plan and for the conduct of its business as the Committee deems necessary or advisable. The Committee's interpretations of the Plan, and all actions taken and determinations made by the Committee pursuant to the powers vested in it hereunder, shall be conclusive and binding on all parties concerned, including TRICON, its shareholders and any person receiving an award under the Plan.

3.   Eligibility.

     Executive officers of TRICON will be granted awards under the Plan. The Committee, in its discretion, may also grant awards to officers of TRICON and its divisions and subsidiaries.

4.   Awards.

     (a) Types of Awards. Executive officers of TRICON shall be granted annual incentive awards under this Plan in January of each year; provided, however, that if an individual becomes an executive officer during a year that individual shall be granted an incentive award for that year upon his or her becoming an executive officer. The Committee may, in its discretion, grant annual incentive awards to non-executive officers in January of each year.

     (b) Performance Targets. The Compensation Committee of the Board of Directors of PepsiCo, Inc. has established earnings per share targets which must be met in order for an award to be earned under this Plan. These targets will not be amended without shareholder approval.

     (c) Payment of Awards. Awards will be payable in cash each year upon certification by the Committee that TRICON achieved the specified performance target for the preceding year. No payment will be made if the minimum earnings per share target is not met.

     (d) Negative Discretion. Notwithstanding the attainment by TRICON of the specified earnings targets, the Committee has the discretion, by participant, to reduce some or all of an award that would be otherwise paid.

     (e) Maximum Awards. No participant may receive more than a maximum of $9 million under the Plan in any calendar year.

5.   Miscellaneous Provisions.

     (a) Guidelines. The Committee shall adopt from time to time written policies for its implementation of the Plan.

     (b) Withholding Taxes. TRICON shall have the right to deduct from all awards hereunder paid in cash any federal, state, local or foreign taxes required by law to be withheld with respect to such awards.

     (c) No Rights to Awards. Except as set forth herein, no employee or other person shall have any claim or right to be granted an award under the Plan. Neither the Plan nor any action taken hereunder shall be construed as giving any employee any right to be retained in the employ of TRICON or any of its subsidiaries, divisions or affiliates.

     (d) Costs and Expenses. The cost and expenses of administering the Plan shall be borne by TRICON and not charged to any award nor to any employee receiving an award.

     (e) Funding of Plan. The Plan shall be unfunded. TRICON shall not be required to establish any special or separate fund or to make any other segregation of assets to assure the payment of any award under the Plan.

6.   Effective Date, Amendments and Termination.

     (a) Effective Date. The Plan shall become effective on October 7, 1997.

     (b) Amendments. The Committee may at any time terminate or from time to time amend the Plan in whole or in part, but no such action shall adversely affect any rights or obligations with respect to any awards theretofore made under the Plan.

     Unless the shareholders of TRICON shall have first approved thereof, no amendment of the Plan shall be effective which would increase the maximum amount which can be paid to any one participant under the Plan, which would change the specified performance goal for payment of awards or which would modify the requirements as to eligibility for participation in the Plan.

     (c) Termination. No awards shall be made under the Plan after December 31, 2004.

                                                                   EXHIBIT 10.10

                         TRICON GLOBAL RESTAURANTS, INC.

                   1998 Executive Incentive Compensation Plan


1.   Purpose.

     The principal purposes of the TRICON Global Restaurants, Inc. 1998 Executive Incentive Compensation Plan (the "Plan") are to provide incentives and rewards to officers of TRICON Global Restaurants, Inc., and its subsidiaries and divisions ("TRICON"), who have significant responsibility for the success and growth of TRICON and to assist TRICON in attracting, motivating and retaining key employees on a competitive basis.

2.   Administration of the Plan.

     The Plan shall be administered by the Compensation Committee of the Board of Directors of TRICON Global Restaurants, Inc. (the "Committee"). The Committee shall be appointed by the Board of Directors and shall consist of two or more outside members of the Board.

     The Committee shall have all powers vested in it by the terms of this Plan, such powers to include authority (within the limitations described herein) to select the persons to be granted awards under the Plan, to determine the time when awards will be granted, to determine whether objectives and conditions for earning awards have been met, to determine whether awards will be paid at the end of the award period or deferred, and to determine whether an award or payment of an award should be reduced or eliminated.

     The Committee shall establish in writing one or more performance goals to be attained (which performance goals may be stated as alternative performance goals) for each calendar year on or before the latest date permitted under
Section 162(m) of the Internal Revenue Code or any regulations promulgated thereunder. Performance goals may be based on any one or more of the following business criteria as the Committee, in its sole discretion, may select:

     earnings  per  share
     revenue  growth
     corporate  earnings
     return  on investment
     total  shareholder return
     profits
     cash flow
     market value added
     economic value added

     The Committee shall have full power and authority to administer and interpret the Plan and to adopt such rules, regulations, agreements, guidelines and instruments for the administration of the Plan and for the conduct of its business as the Committee deems necessary or advisable. The Committee's interpretations of the Plan, and all actions taken and determinations made by the Committee pursuant to the powers vested in it hereunder, shall be conclusive and binding on all parties concerned, including TRICON, its shareholders and any person receiving an award under the Plan.

3.   Eligibility.

     Executive officers of TRICON will be granted awards under the Plan. The Committee, in its discretion, may also grant awards to any other key employee of TRICON and its divisions and subsidiaries.

4.   Awards.

     (a) Types of Awards. Executive officers of TRICON shall be granted annual incentive awards under this Plan in January of each year; provided, however, that if an individual becomes an executive officer during a year that individual shall be granted an incentive award for that year upon his or her becoming an executive officer. The Committee may, in its discretion, grant annual incentive awards to non-executive officers in January of each year.

     (b) Payment of Awards. Awards will be payable in cash or stock each year upon certification by the Committee that TRICON achieved the specified performance target(s) for the preceding year. No payment will be made if the minimum performance target(s) is not met. Notwithstanding the foregoing, during the two year period following the effective date hereof, the number of shares of Common Stock delivered under this Plan when aggregated with shares of Common Stock delivered or purchased under other programs adopted by the Company shall be less than the number of shares which would result in PepsiCo not having "control" of TRICON (immediately before distribution of TRICON Common Stock to PepsiCo shareholders) within the meaning of Sections 355(a)(1)(A) and 368(c) of the Internal Revenue Code.

     (c) Negative Discretion. Notwithstanding the attainment by TRICON of the specified performance targets, the Committee has the discretion, by participant, to reduce some or all of an award that would be otherwise paid.

     (d) Maximum Awards. No participant may receive more than a maximum award under the Plan in any calendar year (which may be based on a predetermined amount or formula). Such maximum award shall be determined by the Committee, subject to shareholder approval.

5.   Miscellaneous Provisions.

     (a) Guidelines. The Committee shall adopt from time to time written policies for its implementation of the Plan.

     (b) Withholding Taxes. TRICON shall have the right to deduct from all awards hereunder paid in cash any federal, state, local or foreign taxes required by law to be withheld with respect to such awards.

     (c) No Rights to Awards. Except as set forth herein, no employee or other person shall have any claim or right to be granted an award under the Plan. Neither the Plan nor any action taken hereunder shall be construed as giving any employee any right to be retained in the employ of TRICON or any of its subsidiaries, divisions or affiliates.

     (d) Costs and Expenses. The cost and expenses of administering the Plan shall be borne by TRICON and not charged to any award nor to any employee receiving an award.

     (e) Funding of Plan. The Plan shall be unfunded. TRICON shall not be required to establish any special or separate fund or to make any other segregation of assets to assure the payment of any award under the Plan.

6.   Effective Date, Amendments and Termination.

     (a) Effective Date. The Plan shall become effective on October 6, 1997.

     (b) Amendments. The Committee may at any time terminate or from time to time amend the Plan in whole or in part, but no such action shall adversely affect any rights or obligations with respect to any awards theretofore made under the Plan.

     Unless the shareholders of TRICON shall have first approved thereof, no amendment of the Plan shall be effective which would increase the maximum amount which can be paid to any one participant under the Plan or which would modify the requirements as to eligibility for participation in the Plan.

     (c) Termination. No awards shall be made under the Plan after December 31, 2008.

                                                                   EXHIBIT 10.11


                                     TRICON
                        EXECUTIVE INCOME DEFERRAL PROGRAM

                                TABLE OF CONTENTS



ARTICLE I  INTRODUCTION AND ESTABLISHMENT....................................1


ARTICLE II  DEFINITIONS......................................................2

         2.1  Account........................................................2
         2.2  Base Compensation..............................................2
         2.3  Beneficiary....................................................2
         2.4  Bonus Compensation.............................................2
         2.5 Code 2
         2.6  Company........................................................2
         2.7  Deferral Subaccount............................................2
         2.8  Deferral Subaccount............................................3
         2.9  Effective Date.................................................3
         2.10  Election Form.................................................3
         2.11 Employee.......................................................3
         2.12  Employer......................................................3
         2.13  ERISA.........................................................3
         2.14  Fair Market Value.............................................3
         2.15  Participant...................................................3
         2.16  Performance Unit Payout.......................................3
         2.17  Plan..........................................................3
         2.18  Plan Administrator............................................3
         2.19  Plan Year.....................................................4
         2.20  Prior Plan....................................................4
         2.21  Retirement....................................................4
         2.22  Risk of Forfeiture Subaccount.................................4
         2.23  Stock Option Gains............................................4
         2.24  Termination of Employment.....................................4
         2.25  Tricon........................................................4
         2.26  Valuation Date................................................4

ARTICLE  III PARTICIPATION...................................................6

         3.1  Eligibility to Participate.....................................6
         3.2  Deferral Election..............................................6
         3.3  Time and Manner of Deferral Election...........................7
         3.4  Period of Deferral.............................................8

ARTICLE IV  INTEREST OF PARTICIPANTS.........................................9

         4.1  Accounting for Participants' Interests.........................9
         4.2  Vesting of a Participant's Account............................11
         4.3  Risk of Forfeiture Subaccounts................................11
         4.4  Distribution of a Participant's Account.......................13
         4.5  Acceleration of Payment for Certain Hardships.................15

ARTICLE V  PLAN ADMINISTRATOR...............................................16

         5.1  Plan Administrator............................................16
         5.2  Action........................................................16
         5.3  Right and Duties..............................................16
         5.4  Compensation, Indemnity and Liability.........................17
         5.5  Taxes.........................................................17

ARTICLE VI  CLAIMS PROCEDURE................................................18

         6.1  Claims for Benefits...........................................18
         6.2  Appeals.......................................................18

ARTICLE VII  AMENDMENT AND TERMINATION......................................19

         7.1  Amendments....................................................19
         7.2  Termination of Plan...........................................19

ARTICLE VIII  MISCELLANEOUS.................................................20

         8.1  Limitation on Participant's Rights............................20
         8.2  Unfunded Obligation of Individual Employer....................20
         8.3  Other Plans...................................................20
         8.4  Receipt or Release............................................20
         8.5  Governing Law.................................................20
         8.6  Adoption of Plan by Related Employers.........................20
         8.7  Gender, Tense, and Headings...................................20
         8.8  Successors and Assigns; Nonalienation of Benefits.............20
         8.9  Facility of Payment...........................................21
         8.10  Separate Plans...............................................21

APPENDIX.................................................................App-i


ARTICLE A  SPINOFF FROM PEPSICO..........................................A-1

                                    ARTICLE I

                                  INTRODUCTION

     Tricon Global Restaurants, Inc. (the "Company") has established the Tricon Executive Income Deferral Program (the "Plan") to permit eligible executives to defer base pay, certain cash awards made under its executive incentive compensation programs, and gains on options under the Tricon Global Restaurants, Inc. 1997 Long Term Incentive Plan. The Plan is a successor to the PepsiCo Executive Income Deferral Program.

     Except as otherwise provided, this document sets forth the terms of the Plan as in effect on October 7, 1997. As of that date, it specifies the group of executives of the Company and certain affiliated employers eligible to make deferrals, the procedures for electing to defer compensation and the Plan's provisions for maintaining and paying out amounts that have been deferred. Additional provisions applicable to certain executives are set forth in the Appendix, which modifies and supplements the general provisions of the Plan.

     The Plan is unfunded and unsecured. Amounts deferred by an executive are an obligation of that executive's individual employer. With respect to his employer, the executive has the rights of a general creditor.

                                   ARTICLE II

                                   DEFINITIONS

     When used in this Plan, the following underlined terms shall have the meanings set forth below unless a different meaning is plainly required by the context:

     2.1 Account: The account maintained for a Participant on the books of his Employer to determine, from time to time, the Participant's interest under this Plan. The balance in such Account shall be determined by the Plan Administrator. Each Participant's Account shall consist of at least one Deferral Subaccount for each separate deferral under Section 3.2. In accordance with Section 4.3, some or all of a separate deferral may be held in a Risk of Forfeiture Subaccount. The Plan Administrator may also establish such additional subaccounts as it deems necessary for the proper administration of the Plan. Where appropriate, a reference to a Participant's Account shall include a reference to each applicable subaccount that has been established thereunder.

     2.2 Base Compensation: An eligible Employee's adjusted base salary, as determined by the Plan Administrator and to the extent paid in U.S. dollars from an Employer's U.S. payroll. For any applicable payroll period, an eligible Employee's adjusted base salary shall be determined after reductions for applicable tax withholdings, Employee authorized deductions (including deductions for SaveUp, Benefits Plus and charitable donations), tax levies, garnishments and such other amounts as the Plan Administrator recognizes as reducing the amount of base salary available for deferral.

     2.3 Beneficiary: The person or persons who a Participant properly designates, as determined by the Plan Administrator, to receive the amounts in one or more of the Participant's subaccounts in the event of the Participant's death. To be effective, any Beneficiary designation must be in writing, signed by the Participant, and filed with the Plan Administrator prior to the Participant's death, and it must meet such other standards as the Plan Administrator shall require from time to time. If no designation is in effect at the time of a Participant's death or if all designated Beneficiaries have predeceased the Participant, then the Participant's Beneficiary shall be his estate. A Beneficiary designation of an individual by name (or name and relationship) remains in effect regardless of any change in the designated individual's relationship to the Participant. A Beneficiary designation solely by relationship (for example, a designation of "spouse," that does not give the name of the spouse) shall designate whoever is the person in that relationship to the Participant at his death. An individual who is otherwise a Beneficiary with respect to a Participant's Account ceases to be a Beneficiary when all payments have been made from the Account.

     2.4 Bonus Compensation: An eligible Employee's adjusted annual incentive award under his Employer's annual incentive plan or the Executive Incentive Compensation Plan, as determined and adjusted by the Plan Administrator and to the extent paid in U.S. dollars from an Employer's U.S. payroll. An eligible Employee's annual incentive awards shall be adjusted to reduce them for applicable tax withholdings, Employee authorized deductions (including deductions for SaveUp, Benefits Plus and charitable donations), tax levies, garnishments and such other amounts as the Plan Administrator recognizes as reducing the amount of such awards available for deferral.

     2.5 Code: The Internal Revenue Code, as amended.

     2.6 Company: Tricon Global Restaurants, Inc., a North Carolina corporation, or its successor or successors.

     2.7 Deferral Subaccount: A subaccount of a Participant's Account maintained to reflect his interest in the Plan attributable to each deferral of Base Compensation, Bonus Compensation, Performance Unit Payout and Stock Option Gains, respectively, and earnings or losses credited to such subaccount in accordance with Section 4.1(b).

     2.8 Discount Stock Subaccount: A Risk of Forfeiture Subaccount that permits an eligible Employee to defer Bonus Compensation for investment solely in discounted phantom Tricon Common Stock, in accordance with Section 4.3(a).

     2.9 Effective Date: October 7, 1997.

     2.10 Election Form: The form prescribed by the Plan Administrator on which a Participant specifies the amount of his Base Compensation, Bonus Compensation Performance Unit Payout, or Stock Option Gains to be deferred pursuant to the provisions of Article III.

     2.11 Employee:  Any person in a salaried  classification of an Employer who
(i) is receiving remuneration for personal services rendered in the employment of the Employer, (ii) is either a United States citizen or a resident alien lawfully admitted for permanent residence in the United States, and (iii) is paid in U.S. dollars from the Employer's U.S. payroll.

     2.12  Employer:  The Company  and each of the  Company's  subsidiaries  and
affiliates   that  is   currently   designated   as  an  Employer  by  the  Plan
Administrator.

     2.13 ERISA: The Employee Retirement Income Security Act of 1974, as amended.

     2.14 Fair Market Value: For purposes of converting a Participant's deferrals to Tricon Common Stock as of any date, the Fair Market Value of Tricon Common Stock is determined as the average of the high and low price on such date for Tricon Common Stock as reported on the composite tape for securities listed on the New York Stock Exchange, Inc., rounded to four decimal places. For purposes of determining the value of a Plan distribution or for reallocating amounts between phantom investment options under the Plan, the Fair Market Value of Tricon Common Stock or PepsiCo Capital Stock is determined as the closing price on the applicable Valuation Date (identified based on the Plan Administrator's current procedures) for PepsiCo or Tricon stock, whichever is applicable, as reported on the composite tape for securities listed on the New York Stock Exchange, Inc., rounded to four decimal places.

     2.15 Participant: Any Employee eligible pursuant to Section 3.1 who has satisfied the requirements for participation in this Plan and who has an Account. A Participant includes any individual who deferred compensation under the Prior Plan prior to the Effective Date and for whom any Employer maintains on its books an Account for such deferred compensation as of the Effective Date. An active Participant is one who is currently deferring under Section 3.2.

     2.16 Performance Unit Payout: The adjusted performance unit award payable to an Employee under the Company's Long Term Incentive Plan during a Plan Year, to the extent paid in U.S. dollars from an Employer's U.S. payroll. An eligible Employee's performance unit award shall be adjusted to reduce it for applicable tax withholdings, Employee authorized deductions, tax levies, garnishments and such other amounts as the Plan Administrator recognizes as reducing the amount of such awards available for deferral.

     2.17 Plan: The Tricon Executive Income Deferral Program, as it may be amended from time to time.

     2.18 Plan Administrator: The Compensation Committee of the Board of Directors of the Company, or its delegate or delegates.

     2.19 Plan Year: The 12-month period from January 1 to December 31, provided that the initial plan year shall be a short plan year that begins on the Effective Date and ends on December 31 of the same year.

     2.20 Prior Plan: The PepsiCo Executive Income Deferral Program, as in effect for periods before the Effective Date.

     2.21 Retirement: Termination of service with the Company and its affiliates after attaining eligibility for retirement. A Participant attains eligibility for retirement when he attains at least age 55 with 10 or more years of service, at least age 65 with 5 or more years of service or at least age 70 with 3 or more years of service (whichever occurs earliest) while in the employment of the Company or its affiliates. A Participant's Service is determined under the terms of the Tricon Salaried Employees Retirement Plan.

     2.22 Risk of Forfeiture Subaccount:  The subaccount provided for by Section
4.3 to contain the portion of each separate deferral that is subject to forfeiture.

     2.23 Stock Option Gains: The gains on an eligible Employee's Long Term Incentive Plan Stock Options that are available for deferral under the Plan pursuant to Section 3.3(c). With respect to any options that are made subject to a Stock Option Gain deferral election, the gains on such options shall be determined through a sale of related shares by the Plan Administrator net of:
(i) the exercise price of the options, (ii) any transaction costs incurred when such gains are captured through the sale of related shares, and (iii) any related taxes that the Plan Administrator determines will not otherwise be satisfied by the Participant. For purposes of such sales, the Plan Administrator may aggregate shares related to the options of different Participants, sell them over one or more days and divide the net proceeds from such aggregate sales between the Participants in a reasonable manner. The Plan Administrator shall have absolute discretion with respect to the timing and aggregation of such sales.

     2.24 Termination of Employment: A Participant's cessation of employment with the Company, all Employers and all other Company subsidiaries and affiliates (as defined for this purpose by the Plan Administrator). For purposes of determining forfeitures under Section 4.3 and distributing a Participant's Account under Section 4.4, the following shall apply:

          (a) A Participant does not have a Termination of Employment when the business unit or division of the Company that employs him is sold if the Participant and substantially all employees of that entity continue to be employed by the entity or its successor after the sale. A Participant also does not have a Termination of Employment when the subsidiary of the Company that employs him is sold if: (i) the Participant continues to be employed by the entity or its successor after the sale, and (ii) the Participant's interest in the Plan continues to be carried as a liability by that entity or its successor after the sale through a successor arrangement. In each case, the Participant's Termination of Employment shall occur upon the Participant's post-sale termination of employment from such entity or its successor (and their related organizations, as determined by the Plan Administrator).

          (b) With respect to any individual deferral, the term "Termination of Employment" may encompass a Participant's death or death may be considered a separate event, depending upon the convention the Plan Administrator follows with respect to such deferral.

     2.25 Tricon: Tricon Global Restaurants, Inc.

     2.26 Valuation Date: Each date as of which Participant Accounts are valued in accordance with procedures of the Plan Administrator that are currently in effect. As of the Effective Date, the Valuation Dates are March 31, June 30, September 30 and December 31. Values are determined as of the close of a Valuation Date or, if such date is not a business day, as of the close of the immediately preceding business day.

                                   ARTICLE III

                                  PARTICIPATION

     3.1 Eligibility to Participate.

     (a) An Employee shall be eligible to defer compensation under the Plan while employed by the Employer and classified as being in executive status. Notwithstanding the preceding sentence, from time to time the Plan Administrator may modify, limit or expand the class of Employees eligible to defer hereunder, pursuant to criteria for eligibility that need not be uniform among all or any group of Employees. During the period an individual satisfies all of the eligibility requirements of this section, he shall be referred to as an eligible Employee.

     (b) Each eligible Employee becomes an active Participant on the date an amount is first withheld from his compensation pursuant to an Election Form submitted by the Employee to the Plan Administrator under Section 3.3.

     (c) An individual's eligibility to participate actively by making deferrals under Section 3.2 shall cease upon the earlier of:

          (1) The date he ceases to be an Employee who is employed by the Employer and classified as in executive status; or

          (2) The date the Employee ceases to be eligible under criteria described in the last sentence of subsection (a) above.

     (d) An individual, who has been an active Participant under the Plan, ceases to be a Participant on the date his Account is fully paid out.

     3.2 Deferral Election.

     (a) Each eligible Employee may make an election to defer under the Plan any whole percentage (up to 100%) of his Base Compensation, Bonus Compensation, Performance Unit Payout or Stock Option Gains in the manner described in Section
3.3. Any amount of Base Compensation deferred by an eligible Employee for a Plan Year will be deducted each pay period during the Plan Year for which he has Base Compensation and is an eligible Employee. The amount of Bonus Compensation or Performance Unit Payout deferred by an Eligible Employee for a Plan Year will be deducted from his payment under the applicable compensation program at the time it would otherwise be made, provided he remains an eligible Employee at such time. Any Stock Option Gains deferred by an eligible Employee shall be captured as of the date or dates applicable for the category of underlying options under procedures adopted by the Plan Administrator, provided that the Plan Administrator determines the eligible Employee's rights in such options may still be recognized at such time.

     (b) To be effective, an Eligible Employee's Election Form must set forth the percentage of Base Compensation, Bonus Compensation or Performance Unit Payout to be deferred (or for a deferral of Stock Option Gains, the specific options on which any gains are to be deferred), the investment choice under
Section 4.1 (which investment choice shall be stated in multiples of 5 percent), the deferral period under Section 3.4, the eligible Employee's Beneficiary designation, and any other information that may be requested by the Plan Administrator from time to time. In addition, the Election Form must meet the requirements of Section 3.3 below.

     3.3 Time and Manner of Deferral Election.

     (a) Deferrals of Base Compensation. Subject to the next two sentences, an eligible Employee must make a deferral election for a Plan Year with respect to Base Compensation at least two months prior to the Plan Year in which the Base Compensation would otherwise be paid. An individual who newly becomes an eligible Employee during a Plan Year (or less than three months prior to a Plan
Year) may make a deferral election with respect to Base Compensation to be paid during the balance of the current Plan Year within 30 days of the date the individual becomes an eligible Employee. Such an individual may also make an election at this time with respect to Base Compensation to be paid during the next Plan Year.

     (b) Deferrals of Bonus Compensation and Performance Unit Payouts. Subject to the next two sentences, an eligible Employee must make a deferral election for a Plan Year with respect to his Bonus Compensation or Performance Unit
Payout at least six months prior to the Plan Year in which the Bonus Compensation or Performance Unit Payout would otherwise be paid. An individual who newly becomes an eligible Employee may make a deferral election with respect to his Bonus Compensation or Performance Unit Payout to be paid during the succeeding Plan Year so long as the deferral election is made within 30 days of the date the individual becomes an eligible Employee and prior to the first day of such succeeding Plan Year. In the first Plan Year, an eligible Employee may make a deferral election until October 31, 1997 with respect to Bonus Compensation payable in the following year.

     (c)  Deferrals  of  Stock  Option  Gains.  From  time  to  time,  the  Plan
Administrator shall notify eligible Employees with outstanding Long Term Incentive Plan Options which options then qualify for deferral of their related Stock Option Gains. An eligible Employee who has qualifying options must make a deferral election with respect to his related Stock Option Gains at least 6 months before such qualifying options' proposed capture date (as defined below) or, if earlier, in the calendar year preceding the year of the proposed capture date. The "proposed capture date" for a set of options shall be the earliest date that the Plan Administrator would capture a Participant's Stock Option Gains in accordance with the deferral agreement prepared for such purpose by the Plan Administrator.

     (d) General Provisions. A separate deferral election under (a), (b) or (c) above must be made by an eligible Employee for each category of a Plan Year's compensation that is eligible for deferral. If an eligible Employee fails to file a properly completed and executed Election Form with the Plan Administrator by the prescribed time, he will be deemed to have elected not to defer any Base Compensation, Bonus Compensation, Performance Unit Payout or Stock Option Gains, as the case may be, for the applicable Plan Year. An election is irrevocable once received and determined by the Plan Administrator to be properly completed. Increases or decreases in the amount or percentage a Participant elects to defer shall not be permitted during a Plan Year. Notwithstanding the preceding three sentences, to the extent necessary because of extraordinary circumstances, the Plan Administrator may grant an extension of any election period and may permit (to the extent necessary to avoid undue hardship to an eligible Employee) the complete revocation of an election with respect to future deferrals. Any such extension or revocation shall be available only if the Plan Administrator determines it shall not trigger constructive receipt of income and only upon such conditions as may be required by the Plan Administrator.

     (e) Beneficiaries. A Participant designates on the Election Form a Beneficiary to receive payment in the event of his death of amounts credited to his Account. A Beneficiary is paid in accordance with the terms of a
Participant's Election Form, as interpreted by the Plan Administrator in accordance with the terms of this Plan. At any time, a Participant may change a Beneficiary designation for any or all subaccounts in a writing that is signed by the Participant and filed with the Plan Administrator prior to the Participant's death, and that meets such other standards as the Plan Administrator shall require from time to time.

     3.4 Period of Deferral. An eligible Employee making a deferral election shall specify a deferral period on his Election Form by designating a specific payout date, one or more specific payout events or both a date and one or more specific events from the choices that are made available to the eligible Employee by the Plan Administrator. Subject to the next sentence, an eligible Employee's elected period of deferral shall run until the earliest occurring date or event specified on his Election Form. Notwithstanding an eligible Employee's actual election, an eligible Employee shall be deemed to have elected a period of deferral of not less than:

     (a) For Base Compensation, at least until January 1 of the second Plan Year following the Plan Year during which the Base Compensation would have been paid absent the deferral (until 6 months after the Plan Year during which the Base Compensation would have been paid for deferral elections made before the Effective Date);

     (b) For  Bonus  Compensation,  at least 2 years  after  the date the  Bonus
Compensation would have been paid absent the deferral (1 year for deferral elections made before the Effective Date);

     (c) For Performance Unit Payouts, at least 2 years after the date the Performance Unit Payout would have been paid absent the deferral (1 year for deferral elections made before the Effective Date); and

     (d) For Stock Option Gains, at least 2 years after the date the Stock Option Gain is credited to a Deferral Subaccount for the benefit of the Participant (1 year for deferral elections made before the Effective Date).

                                   ARTICLE IV

                            INTERESTS OF PARTICIPANTS

     4.1 Accounting for Participants' Interests.

     (a) Deferral Subaccounts. Each Participant shall have a separate Deferral Subaccount credited with the amount of each separate deferral of Base Compensation, Bonus Compensation, Performance Unit Payout or Stock Option Gains made by the Participant under this Plan. A Participant's deferral shall be credited to his Account as soon as practicable following the date when the deferral of compensation actually occurs, as determined by the Plan Administrator. A Participant's Account is a bookkeeping device to track the value of his deferrals (and his Employer's liability therefor). No assets shall be reserved or segregated in connection with any Account, and no Account shall be insured or otherwise secured.

     (b) Account Earnings or Losses. As of each Valuation Date, a Participant's Account shall be credited with earnings and gains (and shall be debited for expenses and losses) determined as if the amounts credited to his Account had actually been invested as directed by the Participant in accordance with this section (as modified by Section 4.3). The Plan provides only for "phantom investments," and therefore such earnings, gains, expenses and losses are hypothetical and not actual. However, they shall be applied to measure the value of a Participant's Account and the amount of his Employer's liability to make deferred payments to or on behalf of the Participant.

     (c) Investment Options. Each of a Participant's Subaccounts (other than those containing Stock Option Gains) shall be invested on a phantom basis in any combination of phantom investment options specified by the Participant (or following the Participant's death, by his Beneficiary) from those offered by the Plan Administrator from time to time. Subsection (f) below governs the phantom investment options available for deferrals of Stock Option Gains. The Plan Administrator may discontinue any phantom investment option with respect to some or all Accounts, and it may provide for shifting a Participant's phantom investment from the discontinued option to a specified replacement option (unless the Participant selects another replacement option in accordance with such requirements as the Plan Administrator may apply). As of the Effective Date, the phantom investment options are:

          (1) Prime Rate Account. Participant Accounts invested in this phantom option accrue a return based upon the prime rate of interest announced from time to time by Citibank, N.A. (or another bank designated by the Plan Administrator from time to time). Returns accrue during the period since the last Valuation Date based on the prime rate in effect on the first business day after such Valuation Date and are compounded annually. An amount deferred or transferred into this option is credited with the applicable rate of return beginning with the date as of which the amount is invested in this option by the Plan Administrator.

          (2) Tricon Phantom Stock Account. Participant Accounts invested in this phantom option are adjusted to reflect an investment in Tricon Common Stock. An amount deferred or transferred into this option is converted to phantom shares of Tricon Common Stock of equivalent value by dividing such amount by the Fair Market Value of a share of Tricon Common Stock on the date as of which the amount is invested in this option by the Plan Administrator. Only whole shares are determined. Any remaining amount (and all amounts that would be received by the Account as dividends, if dividends were paid on phantom shares of Tricon Common Stock as they are on actual shares) are credited to a dividend subaccount that is invested in the phantom option in paragraph (1) above (the Prime Rate Account).

                    (i) A  Participant's  interest  in the Tricon  Common  Stock
               Account is valued as of a Valuation Date by multiplying the number of phantom shares credited to his Account on such date by the Fair Market Value of a share of Tricon Common Stock on such date, and then adding the value of the Participant's dividend subaccount.

                    (ii) If shares of Tricon  Common  Stock  change by reason of
               any  stock  split,  stock  dividend,  recapitalization,   merger,
               consolidation, spinoff, combination or exchange of shares, complete or partial liquidation or other similar corporate change, such equitable adjustment shall be made in the number of shares credited to an Account or subaccount as the Plan Administrator may determine to be necessary or appropriate.

                    In no event will shares of Tricon  Common Stock  actually be purchased or held under this Plan, and no Participant shall have any rights as a shareholder of Tricon Common Stock on account of an interest in this phantom option.

               (3) SaveUp Accounts. From time to time, the Plan Administrator shall designate which of the investment options under the Company's Long Term Savings Plan (SaveUp) shall be available as phantom investment options under this Plan. As of the Effective Date, such available phantom options are the Equity-Index Account, Equity-Income Account, and the Security Plus Account. Participant Accounts invested in these phantom options are adjusted to reflect an investment in the corresponding investment options under SaveUp. An amount deferred or transferred into one of these options is converted to phantom units in the applicable SaveUp fund of equivalent value by dividing such amount by the value of a unit in such fund on the date as of which the amount is invested in this option by the Plan Administrator. Thereafter, a Participant's interest in each such phantom option is valued as of a Valuation Date by multiplying the number of phantom units credited to his Account on such date by the value of a unit in the applicable SaveUp fund.

     (d) Method of Allocation. With respect to any deferral election by a Participant, the Participant must use his Election Form to allocate the deferral in 5 percent increments among the phantom investment options then offered by the Plan Administrator. Thereafter, except for amounts invested in the Discount Stock Account, a Participant may reallocate previously deferred amounts in a subaccount by properly completing and submitting a fund transfer form provided by the Plan Administrator and specifying, in 5 percent increments, the reallocation of his Subaccount among the phantom investment options then offered by the Plan Administrator. Any such transfer form shall be effective as of the Valuation Date that follows its receipt by at least the number of days that the Plan Administrator specifies for this purpose from time to time. If more than one transfer form is received on a timely basis for a subaccount, the transfer form that the Plan Administrator determines to be the most recent shall be followed.

     (e) Investment Choices for Stock Option Gains. Deferrals of Stock Option gains initially may be invested only in the Tricon Common Stock Account. In the case of a Participant who has attained his Retirement, the Plan Administrator may make available some or all of the other phantom investment options described in subsection (c) above. In this case, any election to reallocate the balance in the Participant's applicable Deferral Subaccount shall be governed by the foregoing provisions of this section.

     4.2 Vesting of a Participant's Account. Except as provided in Section 4.3, a Participant's interest in the value of his Account shall at all times be 100 percent vested, which means that it will not forfeit as a result of his Termination of Employment.

     4.3 Risk of Forfeiture Subaccounts. This section provides two separate opportunities for eligible Participants to invest their deferrals subject to a risk of forfeiture for certain Terminations of Employment.

     (a) Discount Stock. Beginning after the Effective Date, a Participant may elect to defer his Bonus Compensation for each year to a separate Discount Stock Subaccount in accordance with this subsection. For investment purposes, any such deferral shall be treated as if it were invested in the Tricon Phantom Stock Account, except that the number of phantom shares allocated to the Participant's Discount Stock Subaccount shall initially be determined by dividing his deferral amount by 75 percent of the Fair Market Value of Tricon Common Stock on the date as of which the amount is credited to the Discount Stock Account by the Plan Administrator.

          (1) Forfeitures. A Participant shall forfeit the entire amount credited to his Discount Stock Subaccount (as adjusted for changes in value under Section 4.1(b)) if he has a Termination of Employment prior to the second anniversary of the date as of which his deferral was credited to the subaccount (the "Second Anniversary"). Notwithstanding the prior sentence, if the Plan Administrator determines that the Participant's termination prior to the Second Anniversary was:

               (i) An involuntary termination without cause, the amount in the subaccount shall be recalculated to equal the original amount of the Participant's deferral to the subaccount, but there shall be no other forfeiture;

               (ii) On account of total disability or death, no forfeiture shall occur;

               (iii) On account of Retirement after attaining at least age 65, no forfeiture shall occur;

               (iv) On account of Retirement before age 65 but on or after the first anniversary of the date as of which the deferral was credited to the Participant's subaccount (the "First Anniversary"), no forfeiture shall occur; or

               (v) On account of Retirement before age 65 and before the First Anniversary, the amount in the subaccount shall be recalculated to eliminate a prorated portion of the total value of the discount (which shall include any related phantom stock appreciation and dividend equivalents), but there shall be no other forfeiture.

               For purposes of subparagraph (v) above, the portion of the discount that shall be eliminated shall be calculated by taking (I) the total value of the discount, multiplying it by (II) the number of days from the Participant's Termination of Employment to the First Anniversary, and dividing this product by (III) 365.

          (2) Transfer Restrictions: Amounts deferred into a Discount Stock Subaccount must remain invested in phantom Tricon Common Stock and may not be transferred into another phantom investment.

     (b) Grandfathered Risk of Forfeiture. A Participant may elect to defer Base Compensation, Bonus Compensation or Performance Unit Payouts to a Risk of Forfeiture Subaccount provided for in this subsection (a "Grandfathered Risk of Forfeiture Subaccount") only if: (i) he had, as of June 1, 1994, a deferred compensation subaccount under the Prior Plan maintained under a forfeiture agreement (as defined below), and (ii) he is not yet eligible to retire when the first amount would be deferred pursuant to his current risk-of-forfeiture election. A "forfeiture agreement" is an agreement with the Company, any Employer, or one of their predecessors providing that the subaccount would be forfeited if the employee terminated employment voluntarily or on account of misconduct prior to Retirement. A Participant who meets these requirements may elect under Article III to defer some or all of his eligible compensation to a Grandfathered Risk of Forfeiture Subaccount subject to the following terms.

          (1) A Grandfathered Risk of Forfeiture Subaccount will be terminated and forfeited in the event that the Participant has a Termination of Employment that is voluntary or because of his misconduct prior to the earliest of:

               (i) The end of the deferral period designated in his Election Form for such deferral;

               (ii) The date the Participant becomes eligible for Retirement; or

               (iii) The date indicated on his Election Form as the end of the risk of forfeiture condition (but not before completing the minimum risk of forfeiture period required by the Plan Administrator from time to time).

          (2) A Grandfathered Risk of Forfeiture Subaccount shall become fully vested (and shall cease to be a Risk of Forfeiture Subaccount) when:

               (i) The Participant reaches any of the dates in paragraph (1) above while still employed by the Company or one of its affiliates, or

               (ii) On the date the Participant  terminates  involuntarily  from
          his  Employer   (including  death  and  termination  for  disability),
          provided that such termination is not for his misconduct.

          (3) No amounts credited to a Grandfathered Risk of Forfeiture Subaccount may be transferred to a subaccount of the Participant that is not a Grandfathered Risk of Forfeiture Subaccount. No amounts credited to a subaccount of the Participant that is not a Grandfathered Risk of Forfeiture Subaccount may be transferred to a Grandfathered Risk of Forfeiture Subaccount.

          (4) A  Participant  may  initially  direct  and  then  reallocate  his
     Grandfathered Risk of Forfeiture Subaccount to any of the phantom investment options under the Plan that are currently available for such direction or reallocation, whichever applies. During the period before a Grandfathered Risk of Forfeiture Subaccount ceases to be a Risk of Forfeiture Subaccount, the return under any such phantom investment option shall be supplemented as follows.

               (i)  In  the  case  of  the  Tricon  Common  Stock  Account,  the
          Participant's dividend subaccount thereunder shall be credited with an additional year-end dividend amount equal to 2 percent of the average closing price of Tricon Common Stock for the 30 business days preceding the end of the Company's fiscal year multiplied by the number of phantom shares of Tricon Common Stock credited to the Participant's Account as of the end of the year. If the Participant's subaccount was not a Grandfathered Risk of Forfeiture Subaccount for the entire year (or if the Participant reallocated amounts to the Tricon Common Stock Account after the beginning of the year), this 2 percent additional dividend will be prorated down appropriately, as determined by the Plan Administrator. In addition, the Participant's dividend subaccount shall earn interest at a rate that is 2 percent above the rate ordinarily applicable under the Prime Rate Account for the period that it is contained within a Risk of Forfeiture Subaccount.

               (ii) In the case of any other available phantom investment option, the return on each such option shall be supplemented with an additional 2% annual return for the period that it is held within a Grandfathered Risk of Forfeiture Subaccount (but prorated for periods of such investment of less than a year).

     4.4 Distribution of a Participant's Account. A Participant's Account shall be distributed as provided in this Section 4.4. Any Discount Stock Subaccount and the portion of any other subaccount that is invested in the Tricon Common Stock Account may be distributed, at the option of the Plan Administrator, either in the form of cash or in whole shares of Tricon Common Stock (with cash for any partial share and the value of the dividend account). All other subaccount balances shall be distributed in cash.

     (a) Scheduled Payout Date. With respect to a specific deferral, a Participant's "Scheduled Payout Date" shall be the earliest to occur date or event of those selected by the Participant for such deferral in accordance with
Section 3.4. Notwithstanding the prior sentence:

          (1) In the case of a deferral of Stock Option Gains, a Participant's Scheduled Payout Date for such deferral shall be the date he has a Termination of Employment other than for death, disability or Retirement (or two years after the date of the deferral, if that would be later than such Termination of Employment), and

          (2) In the case of a deferral into a Discount Stock Account that (under Section 4.3(a)(1)(i)) has been recalculated to equal the original amount of the deferral in connection with an involuntary termination without cause, a Participant's Scheduled Payout Date for the recalculated amount shall be the date of such termination (or two years after the date of the deferral, if that would be later than such termination).

     Unless an election has been made in accordance with subsection (b) below, the Participant's subaccount containing the deferral shall be distributed to the Participant in a single lump sum as soon as practicable following the Scheduled Payout Date.

     (b) Payment Election. A Participant may delay receipt of a subaccount beyond its Scheduled Payout Date, or elect to receive installments rather than a lump sum, by making a payment election under this subsection. A payment election must be made by the calendar year before the year containing the Scheduled Payout Date (or if earlier, at least 6 months before the Scheduled Payout Date). Any payment election to receive a lump sum at a later time must specify a revised payout date that is at least 2 years after the Scheduled Payout Date. Any payment election to receive installment payments in lieu of a lump sum shall specify the amount (or method for determining) each installment and a set of revised payout dates, the last of which must be at least 2 years after the Scheduled Payout Date. With respect to any subaccount, only one election may be made under this subsection. Beneficiaries are not permitted to make elections under this subsection. In addition, an election under this subsection may not delay the distribution of an amount for which the Scheduled Payment Date is determined under subsection (a)(1) or (2) above. Actual payments shall be made as soon as practicable following a revised payout date.

     (c) Valuation. In determining the amount of any individual distribution pursuant to subsection (a) or (b) above, the Participant's subaccount shall continue to be credited with earnings and gains (and debited for expenses and losses) under Sections 4.1 and 4.3 until the Valuation Date preceding the Scheduled Payout Date or revised payout date for such distribution (whichever is applicable). In determining the value of a Participant's remaining subaccount following an installment distribution, such installment distribution shall reduce the value of the Participant's subaccount as of the close of the Valuation Date preceding the revised payout date for such installment.

     (d) Limitations. The following limitations apply to distributions from the Plan.

          (1) Installments may only be made quarterly, semi-annually or annually, for a period of no more than 20 years, and not later than the Participant's 80th birthday (or what would have been his 80th birthday, if the Participant dies earlier).

          (2) If a Participant has elected a Scheduled Payout Date that would be after his 80th birthday, the Participant shall be deemed to have elected his 80th birthday as his Scheduled Payout Date.

          (3) If a Participant has elected to defer income, which would qualify as performance-based compensation under Code section 162(m), into a Risk of Forfeiture Subaccount, then such subaccount may not be paid out at any time while the Participant is a covered employee under Code section 162(m)(3), to the extent the Plan Administrator determines it would result in compensation being paid to the Participant in such year that would not be deductible under Code section 162(m). The payout of any such amount shall be deferred until a year when the Participant is no longer a section 162(m) covered employee. The Plan Administrator may waive the foregoing provisions of this paragraph to the extent necessary to avoid an undue hardship to the Participant. This paragraph shall apply notwithstanding any provision of the Plan to the contrary.

     (e) Upon a Participant's death, his Beneficiary shall be paid each subaccount still standing to the Participant's credit under the Plan in accordance with the terms of the Participant's payout election for such subaccount under Section 3.4, or his payment election under subsection (b) above, whichever is applicable.

     4.5 Acceleration of Payment for Certain Hardships. Except as expressly provided in this Section 4.5, no payments shall be made under this Plan prior to the date (or dates) applicable under Section 4.4.

     (a) A Participant who is suffering severe financial hardship resulting from extraordinary and unforeseeable events beyond the control of the Participant (and who does not have other funds reasonably available that could satisfy the severe financial hardship) may file a written request with the Plan Administrator for accelerated payment of all or a portion of the amount credited to his Account. A committee composed of representatives from the Company's Compensation Department and Law Department, or such other parties as the Plan Administrator may specify from time to time, shall have sole discretion to determine whether a Participant satisfies the requirements for a hardship request and the amount that may be distributed (which shall not exceed the amount reasonably necessary to alleviate the Participant's hardship).

     (b)  The  Plan   Administrator   may  adjust  the  standards  for  hardship
withdrawals from time to time to the extent it determines such adjustment to be necessary to avoid triggering constructive receipt of income under the Plan.

     (c)  A  Beneficiary   may  also  request  a  hardship   distribution   upon
satisfaction of the foregoing requirements and subject to the foregoing limitations.

     (d) When some or all of a Participant's subaccount is distributed pursuant to this section, the distribution and the subaccount shall be valued as provided by the Plan Administrator, using rules patterned after those in Section 4.4(c) above.

                                    ARTICLE V

                               PLAN ADMINISTRATOR

     5.1 Plan Administrator. The Plan Administrator is the Compensation Committee of the Company's Board of Directors (the "Committee") or its delegate or delegates, who shall act within the scope of their delegation pursuant to such operating guidelines as the Committee shall establish from time to time. The Plan Administrator is responsible for the administration of the Plan.

     5.2 Action. Action by the Committee may be taken in accordance with procedures that the Committee adopts from time to time or that the Company's Law Department determines are legally permissible.

     5.3 Right and Duties. The Plan Administrator shall administer and manage the Plan and shall have all powers necessary to accomplish that purpose, including (but not limited to) the following:

     (a) To exercise its discretionary authority to construe, interpret, and administer this Plan;

     (b) To exercise its discretionary authority to make all decisions regarding eligibility, participation and deferrals, to make allocations and determinations required by this Plan, and to maintain records regarding Participants' Accounts;

     (c) To compute and certify to the Employer the amount and kinds of payments to Participants or their Beneficiaries, and to determine the time and manner in which such payments are to be paid;

     (d) To authorize all disbursements by the Employer pursuant to this Plan;

     (e) To maintain (or cause to be maintained) all the necessary records for administration of this Plan;

     (f) To make and publish such rules for the regulation of this Plan as are not inconsistent with the terms hereof;

     (g) To delegate to other individuals or entities from time to time the performance of any of its duties or responsibilities hereunder;

     (h)  To  establish  or  to  change  the  phantom   investment   options  or
arrangements under Article IV; and

     (i) To hire agents, accountants, actuaries, consultants and legal counsel to assist in operating and administering the Plan.

The Plan Administrator has the exclusive and discretionary authority to construe and to interpret the Plan, to decide all questions of eligibility for benefits, to determine the amount and manner of payment of such benefits and to make any determinations that are contemplated by (or permissible under) the terms of this Plan, and its decisions on such matters will be final and conclusive on all parties. Any such decision or determination shall be made in the absolute and unrestricted discretion of the Plan Administrator, even if (A) such discretion is not expressly granted by the Plan provisions in question, or (B) a determination is not expressly called for by the Plan provisions in question, and even though other Plan provisions expressly grant discretion or call for a determination. In the event of a review by a court, arbitrator or any other tribunal, any exercise of the Plan Administrator's discretionary authority shall not be disturbed unless it is clearly shown to be arbitrary and capricious.

     5.4 Compensation, Indemnity and Liability. The Plan Administrator will serve without bond and without compensation for services hereunder. All expenses of the Plan and the Plan Administrator will be paid by the Employer. No member of the Committee, and no individual acting as the delegate of the Committee, shall be liable for any act or omission of any other member or individual, nor for any act or omission on his own part, excepting his own willful misconduct. The Employer will indemnify and hold harmless each member of the Committee and any individual or individuals acting as the delegate of the Committee against any and all expenses and liabilities, including reasonable legal fees and expenses, arising out of his membership on the Committee (or his serving as the delegate of the Committee), excepting only expenses and liabilities arising out of his own willful misconduct.

     5.5 Taxes. If the whole or any part of any Participant's Account becomes liable for the payment of any estate, inheritance, income, or other tax which the Employer may be required to pay or withhold, the Employer will have the full power and authority to withhold and pay such tax out of any moneys or other property in its hand for the account of the Participant. The Employer will provide the Participant notice of such withholding. Prior to making any payment, the Employer may require such releases or other documents from any lawful taxing authority as it shall deem necessary.

                                   ARTICLE VI

                                CLAIMS PROCEDURE

     6.1 Claims for Benefits. If a Participant or Beneficiary (hereafter, "Claimant") does not receive timely payment of any benefits which he believes are due and payable under the Plan, he may make a claim for benefits to the Plan Administrator. The claim for benefits must be in writing and addressed to the Plan Administrator or to the Company. If the claim for benefits is denied, the Plan Administrator will notify the Claimant in writing within 90 days after the Plan Administrator initially received the benefit claim. However, if special circumstances require an extension of time for processing the claim, the Plan Administrator will furnish notice of the extension to the Claimant prior to the termination of the initial 90-day period and such extension may not exceed one additional, consecutive 90-day period. Any notice of a denial of benefits should advise the Claimant of the basis for the denial, any additional material or information necessary for the Claimant to perfect his claim, and the steps which the Claimant must take to have his claim for benefits reviewed.

     6.2 Appeals. Each Claimant whose claim for benefits has been denied may file a written request for a review of his claim by the Plan Administrator. The request for review must be filed by the Claimant within 60 days after he received the written notice denying his claim. The decision of the Plan Administrator will be made within 60 days after receipt of a request for review and will be communicated in writing to the Claimant. Such written notice shall set forth the basis for the Plan Administrator's decision. If there are special circumstances which require an extension of time for completing the review, the Plan Administrator's decision may be rendered not later than 120 days after receipt of a request for review.

                                   ARTICLE VII

                            AMENDMENT AND TERMINATION

     7.1 Amendments. The Compensation Committee of the Board of Directors of the Company has the right in its sole discretion to amend this Plan in whole or in part at any time and in any manner; provided, however, that no such amendment shall reduce the amount credited to the Account of any Participant as of the date such amendment is adopted. Any amendment shall be in writing and adopted by the Committee or an officer of the Company who is authorized by the Committee for this purpose. All Participants shall be bound by such amendment.

     7.2 Termination of Plan. The Company expects to continue this Plan, but does not obligate itself to do so. The Company, acting by the Compensation Committee of its Board of Directors, reserves the right to discontinue and terminate the Plan at any time, in whole or in part, for any reason (including a change, or an impending change, in the tax laws of the United States or any State). Termination of the Plan will be binding on all Participants (and a partial termination shall be binding upon all affected Participants), but in no event may such termination reduce the amounts credited at that time to any Participant's Account. If this Plan is terminated (in whole or in part), amounts theretofore credited to affected Participants' Accounts may either be paid in a lump sum immediately, or distributed in some other manner consistent with this Plan, as determined by the Plan Administrator in its sole discretion.

                                  ARTICLE VIII

                                  MISCELLANEOUS


     8.1 Limitation on Participant's Rights. Participation in this Plan does not give any Participant the right to be retained in the Employer's or Company's employ (or any right or interest in this Plan or any assets of the Company or Employer other than as herein provided). The Company and Employer reserve the right to terminate the employment of any Participant without any liability for any claim against the Company or Employer under this Plan, except for a claim for payment of deferrals as provided herein.

     8.2 Unfunded Obligation of Individual Employer. The benefits provided by this Plan are unfunded. All amounts payable under this Plan to Participants are paid from the general assets of the Participant's individual Employer. Nothing contained in this Plan requires the Company or Employer to set aside or hold in trust any amounts or assets for the purpose of paying benefits to Participants. This Plan creates only a contractual obligation on the part of a Participant's individual Employer, and the Participant has the status of a general unsecured creditor of this Employer with respect to amounts of compensation deferred hereunder. No other Employer guarantees or shares such obligation, and no other Employer shall have any liability to the Participant or his Beneficiary. In the event, a Participant transfers from the employment of one Employer to another, the former Employer shall transfer the liability for deferrals made while the Participant was employed by that Employer to the new Employer (and the books of both Employers shall be adjusted appropriately).

     8.3 Other Plans. This Plan shall not affect the right of any eligible Employee or Participant to participate in and receive benefits under and in accordance with the provisions of any other employee benefit plans which are now or hereafter maintained by any Employer, unless the terms of such other employee benefit plan or plans specifically provide otherwise or it would cause such other plan to violate a requirement for tax favored treatment.

     8.4 Receipt or Release. Any payment to a Participant in accordance with the provisions of this Plan shall, to the extent thereof, be in full satisfaction of all claims against the Plan Administrator, the Employer and the Company, and the Plan Administrator may require such Participant, as a condition precedent to such payment, to execute a receipt and release to such effect.

     8.5 Governing Law. This Plan shall be construed, administered, and governed in all respects in accordance with applicable federal law and, to the extent not preempted by federal law, in accordance with the laws of the State of North Carolina. If any provisions of this instrument shall be held by a court of competent jurisdiction to be invalid or unenforceable, the remaining provisions hereof shall continue to be fully effective.

     8.6 Adoption of Plan by Related Employers. The Plan Administrator may select any corporation related to the Company by stock ownership as an Employer and permit or cause such corporation to adopt the Plan. The selection by the Plan Administrator shall govern the effective date of the adoption of the Plan by such related Employer.

     8.7 Gender, Tense, and Headings. In this Plan, whenever the context so indicates, the singular or plural number and the masculine, feminine, or neuter gender shall be deemed to include the other. Headings and subheadings in this Plan are inserted for convenience of reference only and are not considered in the construction of the provisions hereof.

     8.8 Successors and Assigns; Nonalienation of Benefits. This Plan inures to the benefit of and is binding upon the parties hereto and their successors, heirs and assigns; provided, however, that the amounts credited to the Account of a Participant are not (except as provided in Section 5.5) subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, either voluntary or involuntary, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, charge or otherwise dispose of any right to any benefits payable hereunder, including, without limitation, any assignment or alienation in connection with a separation, divorce, child support or similar arrangement, will be null and void and not binding on the Plan or the Company or Employer. Notwithstanding the foregoing, the Company reserves the right to make payments in accordance with a divorce decree, judgment or other court order as and when cash payments are made in accordance with the terms of this Plan due to the Account of a Participant and credited against such Account.

     8.9 Facility of Payment. Whenever, in the Plan Administrator's opinion, a Participant or Beneficiary entitled to receive any payment hereunder is under a legal disability or is incapacitated in any way so as to be unable to manage his financial affairs, the Plan Administrator may direct the Employer to make payments to such person or to the legal representative of such person for his benefit, or to apply the payment for the benefit of such person in such manner as the Plan Administrator considers advisable. Any payment in accordance with the provisions of this section shall be a complete discharge of any liability for the making of such payment to the Participant or Beneficiary under the Plan.

     8.10 Separate Plans. This Plan document encompasses two separate plans of deferred compensation for all legal purposes, including ERISA and federal and state tax law, as set forth in subsections (a) and (b) below.

     (a)  The  portion  of  the  Plan  that   provides  for  deferrals  of  Base
Compensation, Bonus Compensation and Performance Unit Payouts (which shall be known as the "Tricon Executive Income Deferral Plan").

     (b) The portion of the Plan that provides for deferrals of Stock Option Gains (which shall be known as the "Tricon Option Gains Deferral Plan").

Together, these two separate plans of deferred compensation are referred to as the Tricon Executive Income Deferral Program.

     This 6th day of October, 1997, the above restated Plan is hereby adopted and approved by the Company's duly authorized officer to be effective as stated herein.


                                   TRICON, INC.



                                   By:  /s/ Michael Theilmann
                                        -----------------------------

                    TRICON EXECUTIVE INCOME DEFERRAL PROGRAM

                                    APPENDIX



     The following Appendix articles modify or supplement the general terms of the Plan as it applies to certain executives.

     Except as specifically modified in the Appendix, the foregoing provisions of the Plan shall fully apply. In the event of a conflict between this Appendix and the foregoing provisions of the Plan, the Appendix shall govern with respect to the conflict.


                                     App-i

                                    ARTICLE A

                              SPINOFF FROM PEPSICO

     This Article sets forth provisions that apply in connection with the Company's spinoff from PepsiCo, Inc.

     A.1 Definitions: When used in this Article, the following underlined terms shall have the meanings set forth below. Except as otherwise provided in this Article, all terms that are defined in Article II of the Plan shall have the meaning assigned to them by Article II.

     (a) 1997 Agreement: The 1997 Employee Programs Agreement between PepsiCo and Tricon (dated as of August 26, 1997).

     (b) Distribution Date: The "Distribution Date" as that term is defined in the 1997 Separation Agreement between PepsiCo and Tricon.

     (c) PepsiCo Account Holder: A Participant who had an interest in the PepsiCo Capital Stock Account under the Prior Plan immediately prior to the Effective Date.

     (d) Transferred Individual: A nonterminated "Transferred Individual" as that term is defined in the 1997 Agreement. For this purpose, a Transferred Individual shall be considered "nonterminated" if he is actively employed by (or on a leave of absence from and expected to return to) the Company and any of its affiliates, as of the end of the day on the Distribution Date.

     (e) Transition Individuals: A "Transition Individual" as that term is defined in the 1997 Agreement.

     (f) PepsiCo: PepsiCo, Inc., a North Carolina Corporation.

     A.2 Assumption of Benefits and Liabilities. Effective as of the beginning of the day on the Effective Date, all interests in the Prior Plan of (and Prior Plan liabilities with respect to) Transferred Individuals shall be assumed by this Plan.

     (a) In the case of a Transferred Individual, effective as of the beginning of the day on the Effective Date, his Account shall be credited with the amount that stood to his credit under the Prior Plan immediately prior to the Effective Date, and the allocation of this amount to phantom investment options under this Plan shall mirror the allocation then in effect for the Transferred Individual under the Prior Plan.

     (b) Any deferral election made under the Prior Plan for a Transferred Individual shall be carried over and continued under this Plan. Notwithstanding the prior sentence:

          (1) A Transferred Individual may revise his Prior Plan deferral election for Bonus Compensation payable in 1998 by making a new election not later than October 31, 1997, and

          (2) A Transferred Individual's Prior Plan election to defer Stock Option Gains on any stock options that, under the 1997 Agreement, remain options on PepsiCo capital stock shall be void (and no election may be made under this Plan with respect to deferring Stock Option Gains on such options).

     (c) A Transferred Individual who has made a deferral election with respect to the performance unit award payable to him under the PepsiCo Long Term Incentive Plan for the 1994 award year shall, once the deferral occurs, be credited with such deferral solely under this Plan. Any designation to have some or all of this deferral invested in the PepsiCo capital stock account under the Prior Plan shall be converted to a designation for investment in a phantom investment option under this Plan (other than the PepsiCo Capital Stock Account) which is designated by the Plan Administrator for this purpose.

     A.3 Special PepsiCo Stock Investment Option. As of the Effective Date, the Plan Administrator shall establish a temporary phantom investment option under the Plan, the PepsiCo Capital Stock Account. In no event will shares of PepsiCo capital stock actually be purchased or held under this Plan, and no Participant shall have any rights as a shareholder of PepsiCo capital stock on account of an interest in the PepsiCo Capital Stock Account.

     (a) Valuation and Adjustment: A Participant's interest in the PepsiCo Capital Stock Account is valued as of a Valuation Date by multiplying the number of phantom shares credited to his Account on such date by the Fair Market Value of a share of PepsiCo capital stock on such date, and then adding the value of the Participant's dividend subaccount. If shares of PepsiCo capital stock change by reason of any stock split, stock dividend, recapitalization, merger, consolidation, spin-off, combination or exchange of shares, complete or partial liquidation or other similar corporate change, such equitable adjustment shall be made in the number of shares credited to an Account or subaccount as the Plan Administrator may determine to be necessary or appropriate.

     (b) Investment Reallocations. In accordance with Section 4.1(e), a PepsiCo Account Holder may reallocate amounts from his Subaccounts in the PepsiCo Capital Stock Account to other phantom investment options under the Plan that are available for this purpose. No Participant may reallocate amounts into the PepsiCo Capital Stock Account.

     (c) Termination of the PepsiCo Capital Stock Account. Effective as of the end of the day on December 31, 1998 (or such later date as the Plan Administrator shall specify), the PepsiCo Capital Stock Account shall cease to be available under the Plan. Any amount under the Plan still standing to the credit of a PepsiCo Account Holder on such date shall automatically be reallocated to the phantom investment option described in Section 4.1(c)(1) (the Prime Rate Account) unless the Participant selects a different replacement option in accordance with such requirements as the Plan Administrator may apply.

     A.4 Employment Transfers by Transition Individuals. This section shall apply to individuals who transfer between Tricon and PepsiCo under circumstances that cause them to be Transition Individuals.

     (a) If a Participant, who is a Transition Individual, is transferred to PepsiCo, such transfer to PepsiCo shall not be considered a Termination of Employment or other event that could trigger distribution of the Participant's interest in the Plan. In this case, the Participant's interest in the Plan (and all Plan liabilities with respect to the Participant) shall be transferred to the PepsiCo Executive Income Deferral Program. This transfer shall constitute a complete payout of the Participant's Account for purposes of determining who is a Participant or Beneficiary under the Plan.

     (b) If a Transition Individual, who is a participant in the PepsiCo Executive Income Deferral Program, is transferred from PepsiCo to Tricon, this Plan shall accept a transfer of such Transition Individual's interest in the PepsiCo Executive Income Deferral Program, and the amount transferred shall become the initial balance in the Transition Individual's Account hereunder. To the extent that any phantom investment option available under the PepsiCo Executive Income Deferral Program is not also available under this Plan, the Plan Administrator shall adopt rules for reallocating the transferred amount to phantom investment options under this Plan. Otherwise, the allocation of this amount to phantom investment options under this Plan shall mirror the allocation then in effect for the Transition Individual under the PepsiCo Executive Income Deferral Program.

     A.5 Limit on Stock Distributions. Notwithstanding that Section 4.4 permits certain distributions to be made in Tricon Common Stock, during the two year period following the Effective Date, the number of shares of Tricon Common Stock delivered or purchased under this Plan (when aggregated with shares of Tricon Common Stock delivered or purchased under other plans or programs of the Company) shall at all times be less than the number of shares that would result in PepsiCo not having "control" of Tricon (immediately before distribution of Tricon Common Stock to PepsiCo's shareholders) within the meaning of Sections 355(a)(1)(A) and 368(c) of the Internal Revenue Code.

                                                                   EXHIBIT 10.12

                        TRICON LONG TERM SAVINGS PROGRAM

                          As Effective October 7, 1997,
                            Except as Otherwise Noted

                                Table of Contents
Page


ARTICLE I             Foreword...............................................I-1

ARTICLE II            Definitions and Construction
      2.1                   Definitions.....................................II-1
      2.2                   Construction....................................II-7

ARTICLE III           Eligibility and Participation
      3.1                   Eligibility....................................III-1
      3.2                   Participation..................................III-1
      3.3                   Break In Service...............................III-2

ARTICLE IV            Contributions and Deferral Amounts
      4.1                   Elective Deferrals..............................IV-1
      4.2                   Dollar Limits on Elective Deferrals.............IV-2
      4.3                   Limitation on Deferral Percentage...............IV-3
      4.4                   Rollover Contributions..........................IV-5
      4.5                   Maximum Allocations.............................IV-5
      4.6                   Excess Allocations..............................IV-8
      4.7                   Fund for Exclusive Benefit
                              of Participants...............................IV-9

ARTICLE V             Interests of Participants
      5.1                   Accounts of Participants.........................V-1
      5.2                   Investment of Participant Accounts...............V-1
      5.3                   Adjusting Account Balances.......................V-6

ARTICLE VI            Distributions to Participants
      6.1                   Termination of Employment.......................VI-1
      6.2                   Death...........................................VI-1
      6.3                   Withdrawals.....................................VI-1
      6.4                   Form of Distributions...........................VI-3
      6.5                   Errors in Participant's Accounts................VI-3
      6.6                   Commencement of Payments........................VI-3
      6.7                   Payment for Benefit of Disabled
                              or Incapacitated Person.......................VI-5
      6.8                   No Other Benefits or Withdrawals................VI-5
      6.9                   Participants Who Cannot Be Located..............VI-5

ARTICLE VII           Plan Loans
      7.1                   Eligibility for Plan Loans.....................VII-1
      7.2                   Application Procedure..........................VII-1
      7.3                   Loan Amount....................................VII-1
      7.4                   Maximum Number of Outstanding Loans and
                            Refinancing....................................VII-2
      7.5                   Effect on Participant's Investment.............VII-2
      7.6                   Fees...........................................VII-2
      7.7                   Interest Rate..................................VII-3
      7.8                   Term and Repayment.............................VII-3
      7.9                   Loan Default...................................VII-3
      7.10                  Nondiscrimination..............................VII-4
      7.11                  Collins Food International, Inc................VII-4
      7.12                  Miscellaneous..................................VII-4

ARTICLE VIII          Determination of Beneficiary
      8.1                   Certain Married Participants..................VIII-1
      8.2                   Other Participants............................VIII-2

ARTICLE IX            Administration
      9.1                   Allocation of Responsibility Among
                              Fiduciaries for Plan and Trust
                              Administration................................IX-1
      9.2                   Administration..................................IX-1
      9.3                   Claims Procedure................................IX-1
      9.4                   Records and Reports.............................IX-2
      9.5                   Other Administrative Powers
                              and Duties....................................IX-2
      9.6                   Rules and Decisions.............................IX-3
      9.7                   Procedures......................................IX-3
      9.8                   Authorization of Benefit
                              Distributions.................................IX-3
      9.9                   Application and Forms for
                              Distributions.................................IX-3

ARTICLE X             Trust Fund.............................................X-1

ARTICLE XI            Amendment of the Plan.................................XI-1

ARTICLE XII           Termination of the Plan..............................XII-1

ARTICLE XIIII         Miscellaneous
      13.1                  Participants' Rights; Acquittance.............XIII-1
      13.2                  Nonalienation of Benefits.....................XIII-1
      13.3                  Actions Involving the Trust...................XIII-1
      13.4                  Qualification of Plan as a Condition..........XIII-2
      13.5                  Successor to the Company......................XIII-2
      13.6                  Transfer of Plan Assets.......................XIII-2
      13.7                  Indemnification...............................XIII-2
      13.8                  Action by the Company.........................XIII-2
      13.9                  Application Law...............................XIII-2
      13.10                 Interpreting the Plan.........................XIII-2

ARTICLE XIV           Top-Heavy Plan Provisions
      14.1                  Application....................................XIV-1
      14.2                  Definitions....................................XIV-1
      14.3                  Allocation of Minimum Contribution.............XIV-2

ARTICLE XV            Signature.............................................XV-1

APPENDIX                    ............................................Appendix
  Article A           KFC-Collins............................................A-1
  Article B           KFC Hourly Employees...................................B-1
  Article C           Pizza Hut Employees....................................C-1
  Article D           Prior Definitions of Eligible Pay......................D-1

SCHEDULE 1            Designated Employers for Nonrestaurant Salaried
                      Employees..............................................1-1

SCHEDULE 2            Designated Employers for Nonrestaurant Hourly and
                      Commissioned Employees.................................2-1

SCHEDULE 3            Designated Employers for Restaurant
                      Employees..............................................3-1

SCHEDULE 4            Designated Employers for Transportation
                      Employees..............................................4-1

SCHEDULE 5            Designated Hourly Employees of the
                      Company................................................5-1

                                    ARTICLE I
                                    Foreword

     The Tricon Long Term Savings Program permits eligible employees to defer receipt of a portion of their Eligible Pay in order to promote savings on a tax-favored basis. The Plan provides for distributions in the event of termination of employment, death, or attainment of age 59-1/2. In addition, in certain circumstances, withdrawals are permitted in the event of hardship.

     The Plan has been established by Tricon Global Restaurants, Inc. ("Tricon") for the benefit of its salaried Employees and the salaried and certain hourly Employees of each subsidiary designated by Tricon which adopts this Plan as an Employer.

     The Tricon Long Term Savings Program was adopted effective October 7, 1997, as a successor by spin-off to the PepsiCo Long Term Savings Program (the "Prior Plan"). The Prior Plan was amended and restated effective July 1, 1992. Except as otherwise provided herein, this document generally reflects provisions in effect o nor after that date, and it applies to persons who are Participants in the Plan on or after that date. Except as so provided, the rights and benefits with respect to persons who terminated participation in the Prior Plan (or its predecessors) prior to the date a provision is effective shall be governed by the applicable provisions of the Prior Plan and its predecessors. The provisions set forth in the following Articles apply to all Participants except to the extent otherwise provided. To provide for the investment of contributions to this Plan and other tax-favored savings plans maintained by it and its subsidiaries and affiliates, Tricon, Inc. has established the Master Trust described in Article X.

                                   ARTICLE II
                          Definitions and Construction

     2.1 Definitions: This section provides definitions for certain words and phrases listed below. These definitions can be found on the pages indicated.

                                                                       Page
                                                                       ----

     (a)     Account...................................................II-2
     (b)     Authorized Leaves of Absence..............................II-2
     (c)     Annuity Starting Date.....................................II-2
     (d)     Beneficiary...............................................II-2
     (e)     Board.....................................................II-2
     (f)     Code......................................................II-2
     (g)     Company...................................................II-2
     (h)     Company Stock.............................................II-2
     (i)     Effective Date............................................II-3
     (j)     Elective Deferral.........................................II-3
     (k)     Eligible Pay..............................................II-3
     (l)     Employee.................................................II-10
     (m)     Employer ................................................II-11
     (n)     Employment ..............................................II-11
     (o)     Employment Commencement Date.............................II-11
     (p)     ERISA....................................................II-11
     (q)     Excess Contributions.....................................II-11
     (r)     Excess Elective Deferrals................................II-12
     (s)     Fiduciaries..............................................II-12
     (t)     Highly Compensated Employee..............................II-12
     (u)     Hour of Service..........................................II-13
     (v)     Investment Expense.......................................II-14
     (w)     Limitation Year..........................................II-14
     (x)     Merged Plans.............................................II-14
     (y)     Non-Highly Compensated Employee..........................II-14
     (z)     Participant..............................................II-14
             (1)  Active Participant..................................II-14
             (2)  Inactive Participant................................II-14
     (aa)    Tricon Organization......................................II-14
     (bb)    Plan.....................................................II-14
     (cc)    Plan Administrator.......................................II-15
     (dd)    Plan Year................................................II-15
     (ee)    Recordkeeper.............................................II-15
     (ff)    Retired Employee.........................................II-15
     (gg)    Rollover Account.........................................II-15
     (hh)    Rollover Contributions...................................II-15
     (ii)    Salary Deferral Account..................................II-15
     (jj)    Salary Deferral Contributions............................II-15
     (kk)    Severance from Service Date..............................II-16
     (ll)    Termination of Employment................................II-16
     (mm)    Trust (or Trust Fund)....................................II-16
     (nn)    Trustee..................................................II-16
     (oo)    Valuation Date...........................................II-16
     (pp)    Year of Service..........................................II-16

Where the following words and phrases in bold face and underlined appear in this Plan with initial capitals they shall have the meaning set forth below, unless a different meaning is plainly required by context.

     (a) Account: A Participant's total interest in the Plan, the aggregate of the Participant's Salary Deferral Account and Rollover Account (and any other accounts that may be provided for in the Appendix).

     (b) Authorized Leaves of Absence: Any absence: (i) that is authorized by an Employer under its standard personnel practices; and (ii) during which the individual's base pay is continued by the Employer. It is intended that all persons in the same circumstances shall be treated alike, to the extent practicable, in the granting of such Authorized Leaves of Absence.

     (c) Annuity Starting Date: The first day on which all events have occurred that entitle the Participant to payment of a benefit.

     (d) Beneficiary: Any person or persons (natural or otherwise) determined under Article VIII to be entitled to receive benefits hereunder upon the death of a Participant.

     (e) Board: The Board of Directors of the Company.

     (f) Code: The Internal Revenue Code of 1986, as amended from time to time.

     (g) Company: Tricon, Inc., a corporation organized and existing under the laws of the State of North Carolina, or its successor or successors. For periods prior to the Effective Date, the term "Company" shall mean PepsiCo.

     (h) Company Stock: The capital stock issued by the Company.

     (i) Effective Date: The time and date this Plan is effective, which is the beginning of the day on October 7, 1997. Because this Plan is a successor by spinoff to the Prior Plan, it carries forward provisions from such Prior Plan or its predecessor that are effective before October 7, 1997.

     (j) Elective Deferral: With respect to any taxable year, a Participant's Elective Deferral is the sum of all employer contributions made on his behalf pursuant to an election to defer under any (i) qualified cash or deferred arrangement (as defined in Code section 401(k), (ii) simplified employee pension cash or deferred arrangement (as defined in Code section 408(k)), (iii) eligible deferred compensation plan under Code section 457, (iv) plan described in Code section 501(c)(18), and (v) any employer contribution made on the behalf of a Participant for the purchase of an annuity contract under Code section 403(b) pursuant to a salary reduction agreement.

     (k) Eligible Pay: As of the Effective Date, for each Plan Year, a Participant's Eligible Pay shall be determined as follows:

     (1) If the Participant was an Employee on the Eligible Pay determination date (or dates) designated by the Plan Administrator for Employee's employed by the Participant's division, hereinafter referred to as the determination date, the Participant's annual base salary and target bonus in effect on the determination date, plus annualized estimates of any overtime, shift premiums, commissions and value pay (determined in accordance with rules adopted by the Plan Administrator from time to time).

     (2) If the Participant was not an Employee on the determination date, the Participant's annual base salary and target bonus in effect on his hire date (determined in accordance with rules adopted by the Plan Administrator from time to time).

     (3) Special Rules for Determining Eligible Pay:

          (i) For purposes of paragraphs (1) and (2) above and except for salary reduction amounts under an Employer's Benefits Plus program that are used to buy benefits and amounts contributed under the Plan, base pay shall not include amounts or the value of benefits received, or deemed received, under any performance share plan, stock option plan or similar plan or under any pension, welfare benefit or fringe plan maintained by the Employer, whether such plan is qualified or non-qualified and whether such amounts are deferred or not deferred.

          (ii) In the case of Employees who transfer from one Employer to another during the year, Eligible Pay of such Employees shall be redetermined at the time of transfer to the extent provided for in procedures of the Plan Administrator in effect at such time.

          (iii) Notwithstanding the foregoing provisions of this subsection, the Eligible Pay of each Participant taken into account under the Plan shall not be less than $10,000 and shall not exceed the dollar limitation under Code section 401(a)(17) as adjusted by the Secretary of the Treasury.

     References in the Plan to deferrals of Eligible Pay, or Salary Deferral Contributions from Eligible Pay, shall be read as referring to deferrals of a Participant's current Employee compensation not in excess of Eligible Pay, determined as above.

     (l) Employee: Any person who is: receiving remuneration for personal services currently rendered in the employment of an Employer (or who would be receiving such remuneration except for an Authorized Leave of Absence), and who is described in one of the following paragraphs:

          (1) A United States citizen whose primary place of employment is within the 50 states or the District of Columbia (collectively referred to in this subsection as "the U.S.");

          (2) An alien who has been lawfully admitted for permanent residence in the U.S. (referred to in this subsection as a "resident alien") and whose primary place of employment is within the U.S., but excluding any person working as a designate or in a U.S. assignment that the Employer classifies as primarily for training or temporary;

          (3) A United States citizen or resident alien who is classified by the Employer a foreign service employee.

     (m) Employer: The Company and any subsidiary which is authorized by the Company to participate herein and which adopts the Plan for its Employees, in accordance with any conditions required by the Company. Any such subsidiary may be designated on an attached Schedules. However, no subsidiary acquired after the Effective Date shall be an Employer with respect to Employees who are not currently eligible to enroll in the subsidiary's Benefits Plus program unless the subsidiary is individually designated on the applicable Schedule.

     (n) Employment: Service with an Employer.

     (o) Employment Commencement Date: The date on which an Employee first performs an Hour of Service for a member of the Tricon Organization.

     (p) ERISA: Public Law 93-406, the Employee Retirement Income Security Act of 1974, as amended from time to time.

     (q) Excess Contributions: With respect to any Plan Year, the excess of:

          (1) The aggregate amount of Employer contributions paid to the Plan as Salary Deferral Contributions on behalf of Highly Compensated Employees for such Plan Year, over

          (2) The maximum amount of such contributions permitted by the limitations contained in Section 4.3(a) (determined by reducing such contributions made on behalf of such Highly Compensated Employees in the order contemplated by Code Section 401(k)).

     (r) Excess Elective Deferrals: Those Elective Deferrals that are includable in an individual's gross income under Code section 402(g) because they exceed the dollar limitation in effect for the year under such Code section. Excess Elective Deferrals shall be treated as annual additions under the Plan for purposes of Section 4.5.

     (s) Fiduciaries: The named fiduciaries, as defined in section 402 of ERISA, who shall be the Plan Administrator and the Trustee, and other parties designated as fiduciaries, as defined in section 3(21) of ERISA, by such named fiduciaries in accordance with the terms of the Plan and the Trust (but only with respect to the specific responsibilities of each in connection with the Plan and Trust).

     (t) Highly  Compensated  Employee:

          (i) Was, at any time, a 5 percent owner (as defined in Code section 416(i)(1));

          (ii) Received compensation from an Employer in excess of $75,000 (as adjusted pursuant to Code section 415(d));

          (iii) Received compensation from an Employer in excess of $50,000 (as adjusted pursuant to Code section 415(d)) and was a member of the group consisting of the top 20 percent of the employees when ranked on the basis of compensation paid during the relevant year (i.e., the top-paid ---- group), or

          (iv) Was an officer of an Employer and received compensation greater than 50 percent of the dollar limitation in effect under Code section 415(b)(1)(A) for such Plan Year.

     (2) Certain Current Year Exclusions: In applying paragraph (1) with respect to the current Plan Year, any Employee not described in subparagraphs (ii) or
(iv) above for the preceding Plan Year (without regard to this sentence) shall not be treated as described in subparagraphs (ii) or (iv) for the current Plan Year unless such Employee is among the 100 Employees receiving the greatest compensation from the Employer for the current Plan Year. In addition, subparagraph (iii) shall not apply in determining who are Highly Compensated Employees for the current Plan Year.

     (3) Determination of Officers: For purposes of applying subparagraph (iv) of paragraph (1) above, no more than 50 Employees, or, if less, the greater of 3 Employees or 10 percent of all Employees, shall be treated as officers. In addition, if, for any year, no officer of the Employer is described in subparagraph (a)(iv) above, the officer of the Employer with the greatest compensation shall be treated as an officer described in subparagraph (a)(iv) above.

     (4) Former Employees: A former Employee shall be treated as a Highly Compensated Employee if:

          (i) Such Employee was a Highly Compensated Employee when such Employee separated from service, or

          (ii) Such Employee was a Highly Compensated Employee at any time after attaining age 55.

     (5) Treatment of Certain Family Members: Any family member of a 5 percent owner or one of the 10 Highly Compensated Employees receiving the greatest compensation from the Employer during the relevant year shall be aggregated with such 5 percent owner or top-ten Highly Compensated Employee for purposes of
Section 4.3 of the Plan. In such case, the family member and 5 percent owner or top 10 Highly Compensated Employee shall be treated as a single Employee having compensation and Plan contributions equal to the sum of such compensation and contributions of the family member and 5 percent owner or top 10 Highly Compensated Employee. For purposes of this subsection, family member includes the determination of who is a Highly Compensated Employee and the compensation that is considered for this purpose will be made in accordance with Code section 414(q) and the regulations thereunder.

     (u) Hour of Service: Each hour for which an Employee is:

          (1) Paid, or entitled to payment, by the Employer for the performance of duties.

          (2) Directly or indirectly compensated or entitled to compensation by the Employer for reasons other than the performance of duties (such as vacation, holidays, sickness, jury duty, disability, lay-off, military duty or leave of absence) irrespective of whether the employment relationship has terminated unless such compensation is solely for the purposes of complying with applicable workers' compensation or disability insurance laws; or

          (3) Awarded back-pay or back-pay is agreed to by the Employer without regard to mitigation of damages, except that no Hour of Service shall be credited under this paragraph for any period for which the Employee is credited with an Hour of Service under paragraph (1) or (2) above. In addition, each hour for which a leased employee, within the meaning of Code section 414(n), is paid or entitled to payment by the Employer for the performance of duties shall be considered an Hour of Service.

     (v) Investment Expenses: All expenses related to the management and maintenance, on a separate basis, of the individual investment options under the Plan. The term "Investment Expenses" shall not include general fees for management and maintenance of the Trust as a whole.

     (w) Limitation Year: The 12-month period commencing on January 1 and ending on December 31.

     (x) Non-Highly Compensated Employee: Any Employee who is not a Highly Compensated Employee.

     (y) Participant: Any individual who is either an Active Participant or an Inactive Participant.

          (1) Active Participant: Any eligible Employee, as defined in Section 3.1, who has a current election in effect to make Salary Deferral Contributions in accordance with Article IV.

          (2) Inactive Participant: Any individual (other than an Active Participant) who has an Account under the Plan.

     (aa) PepsiCo: PepsiCo, Inc., a North Carolina Corporation.

     (bb) Plan: The Tricon Long Term Savings Program, the Plan set forth herein, as it may be amended from time to time. The Plan Administrator may also designate certain informal names for the Plan, such as "Save-Up", for use in communications regarding the Plan.

     (cc) Plan Administrator: The Company, or its successor or successors, which shall have authority to administer the Plan as provided in Article IX.

     (dd) Plan Year: The 12-month period commencing on January 1 and ending on December 31. From December 1, 1988 to December 31, 1991, the Plan Year commenced on December 1.

     (ee) Recordkeeper: The party designated by the Plan Administrator to maintain records of Participants' Accounts in accordance with procedures established by the Plan Administrator.

     (ff) Retired Employee: Any person: (i) who has received a qualifying lump sum distribution from a defined benefit pension plan sponsored by an Employer (after such person had attained at least age 50 or more years of service under such Plan while in employ of the Employer), and (ii) who was an Employee eligible to participate in this Plan immediately prior to his retirement from the Employer. For purposes of this subsection, a qualifying lump sum distribution shall refer to lump sums other than single sum distributions with a value of $3,500 or less ($5,000 or less for distributions after 1997), determined in accordance with Code section 417(e).

     (gg) Rollover Account: The account maintained to record any rollover contributions pursuant to Section 4.4, and any adjustments relating thereto. A Participant's Rollover Account shall at all times be fully vested.

     (hh) Rollover Contributions: Contributions to the Plan that are made pursuant to Section 4.4.

     (ii) Salary Deferral Account: The account maintained for a Participant to record amounts deferred pursuant to the election described in Section 4.1, as well as any adjustments relating to such amount. A Participant's Salary Deferral Account shall at all times be fully vested.

     (jj) Salary Deferral Contributions: Any Employer contributions made to the Plan at the election of a Participant, in lieu of cash compensation, pursuant to
Section 4.1.

     (kk) Severance from Service Date: An Employee's Severance from Service Date shall occur on the earlier of:

          (1) The date the Employee quits, retires, is discharged or dies; or

          (2) The first anniversary of the date the Employee is absent from service with an Employer (with or without pay) for any reason other than a quit, retirement, discharge or death, such as vacation, holiday, sickness, disability, leave of absence or layoff.

     (ll) Termination of Employment: The cessation of an Employee's employment with an Employer or other member of the Tricon Organization, whether by quit, resignation, discharge, retirement, disability or indefinite layoff. However, such term shall not include an Authorized Leave of Absence or the transfer from the Employment of one Employer that maintains this Plan to another such Employer, or to employment with any other member of the Tricon Organization.

     (mm) Tricon Organization: The controlled group of corporations of which the Company is a member, as defined in Code Section 414(b) and regulations issued thereunder.

     (nn) Trust (or Trust Fund): The fund established pursuant to the Trust instrument to receive and to invest amounts credited to Participants' Accounts and from which distributions will be made.

     (oo) Trustee: The individual or corporation appointed by the Company pursuant to the Trust instrument to hold the Trust Fund.

     (pp) Valuation Date: Each business day, except that the Trustee may temporarily suspend valuations when it deems it to be necessary in accordance with Section 5.2(b). In all cases, however, there shall be a Valuation Date on the last business day of the Plan Year.

     (qq) Year of Service: Each 12-month period of service in the period of service commencing on an Employee's Employment Commencement Date and ending on his Severance from Service Date, subject to the following special rules.

          (1) If an Employee has a Severance from Service Date as a result of a quit, discharge or retirement and then returns to the employment of the Tricon Organization within 12 months from his Severance from Service Date, the Employee's period of severance shall be counted as part of his period of service.

          (2) If an Employee terminates employment because of a quit, discharge or retirement (during any other absence from service of 12 months or less) and then returns to the employment of the Tricon Organization within 12 months from the date on which he was first absent, the Employee's period of severance shall be counted as part of his period of service.

          (3) If an Employee has a break in service (as defined below), his Years of Service prior to such break in service shall only be taken into account if he has a Year of Service following his rehire (determined under the preceding provisions of this subsection as if his employment first commenced on his date of rehire). A "break in service" is a 12-month period beginning on an Employee's Severance from Service Date during which the Employee is not credited with an Hour of Service.

     2.2 Construction: The terms of this Plan shall be construed in accordance with this section.

     (a) Gender and Number: The masculine gender, where appearing in the Plan, shall be deemed to include the feminine gender and the singular shall include the plural, unless the context clearly indicates to the contrary.

     (b) Headings: The headings of sections and subsections are for ease of reference only and shall not be construed to limit or modify the detailed provisions thereof.

                                   ARTICLE III
                          Eligibility and Participation

     3.1. Eligibility: This section, as modified by the Appendix, specifies who is eligible to participate in the Plan (the "eligible Employees").

     (a) General Rule: The following Employees shall be eligible to participate in the Plan if they are currently eligible to enroll in their Employer's Benefits Plus program: All full-time and part-time salaried Employees of an Employer and all full-time hourly Employees of an Employer.

     (b) Ineligible Employees: Notwithstanding the general rule in (a) above, the following Employees shall not be eligible to participate in the Plan:

          (1) Any Employee whose terms and conditions of employment are determined by collective bargaining with a union representing such persons and with respect to whom inclusion in this Plan has not been specifically provided for in such collective bargaining agreement;

          (2) Any Employee who is a leased  employee  within the meaning of Code section 414(n);

          (3) Effective December 1, 1989, any Highly Compensated Employee who has not attained age 21 and completed a Year of Service;

          (4) Any individual who is an independent contractor; and

          (5) Effective on and after January 1, 1996, any Employee of an Employer who is a Highly Compensated Employee (or who is reasonably projected to be a Highly Compensated Employee based on the best available data).

     An independent contractor who is recharacterized by the Internal Revenue Service as a common law employee will not be considered described in paragraph
(4) for periods on and after the recharacterization. Such individual also will not be considered described in paragraph (4) for periods before the recharacterization, unless the Employer had classified the individual as an independent contractor in good faith, and the individual was part of a group of independent contractors identified by similar work requirements. An individual's ineligibility under the previous sentence shall have no bearing on whether the individual is an excludable employee for purposes of the nondiscrimination tests under Code sections 410(b) and 401(a)(4).

     (c) Certain Part-Time Employees: Effective July 1, 1995, any Employee who would be an eligible Employee if he were classified by his Employer as full-time (with no other changes in his status and circumstances) shall be eligible to participate in the Plan.

For purposes of this section, an Employee who is an associate, casual, part-time or temporary employee is not considered to be full-time.

     3.2 Participation:

     (a) Commencement of Active Participation: An eligible Employee shall become an Active Participant upon enrolling in the Plan.

          (1) An eligible Employee's enrollment in the Plan shall be made by electing to defer a portion of his Eligible Pay, in accordance with Section 4.1(b). An eligible Employee's qualifying election to participate actively in the Plan shall be effective as soon as practicable for his Employer.

                                     III-1

          (2) Notwithstanding paragraph (1) above, the election of an Employee eligible under Section 3.1(c) shall not be effective before the first January 1 or July 1 following his attainment of age 21 and his completion of a 12-month period of employment (measured as described below) in which he is credited with at least 1,000 Hours of Service (referred to as a "year of eligibility service"). The 12-month period between the date the Employee first completes one Hour of Service and the first anniversary thereof shall be used initially to determine his eligibility to participate in the Plan; thereafter, his eligibility to participate in the Plan shall be determined by reference to whether he completes 1,000 or more Hours of Service in any Plan Year, beginning with the first Plan Year commencing after he first completes one Hour of Service. An employee who completes 1,000 or more Hours of Service in both the initial 12-month eligibility computation period and the first Plan Year commencing after he first completes one Hour of Service shall be credited with two years of eligibility service for purposes of this section.

     (b) Termination of Participation: An Active Participant shall continue to participate actively in the Plan until he revokes his enrollment or his enrollment ends as a result of his Termination of Employment or transfer to a position that is ineligible for participation. When active participation ceases, an individual with a balance in his Plan Account shall continue as an Inactive Participant until his Account has been distributed.

     (c) Recommencement of Active Participation: Subject to Section 3.3, any individual whose active participation has terminated pursuant to subsection (b) may return to active participation by reinstating his enrollment (following his return to service as an eligible Employee, if applicable).

     3.3 Break in Service: This section shall apply in the case of an Employee described in Section 3.1(c) who has a break in service, as defined below. In determining such Employee's post-break participation in the Plan, the Employee's pre-break years of eligibility service shall be restored only after he has a year of eligibility service following his rehire (determined under Section 3.2 as if his employment first commenced on his date of rehire). For purposes hereof, a "break in service" shall mean a 12-consecutive-month computation period during which an Employee is credited with 500 or less Hours of Service. The applicable computation period for determining breaks in service shall be the 12-month period beginning on the Employee's date of employment and Plan Years commencing after such date of employment.

                                     III-2

                                   ARTICLE IV
                       Contributions and Deferral Amounts


     4.1 Elective Deferrals: An Employee who is eligible under Section 3.1 and who has Eligible Pay may elect to defer a portion of his Eligible Pay in accordance with the following subsections.

     (a) Deferral Amount: Subject to the limitations established by this Article, each Active Participant may defer in any Plan Year up to 10 percent (15 percent, effective January 1, 1996) of his Eligible Pay in accordance with this section. In the event a Participant elects to defer a portion of his Eligible Pay under the Plan, it will be designated for contribution by the Employer to the Trust on behalf of the Participant, and for deposit in his Salary Deferral Account. All amounts deposited to a Participant's Salary Deferral Account shall at all times be fully vested.

     (b) Election to Defer: Each Employee who qualifies as an eligible Employee under Section 3.1 may elect to defer a portion of his Eligible Pay in accordance with subsection (d). An eligible Employee shall make this election by:

          (1) Completing and returning the enrollment form, or utilizing the telephone enrollment system, as is applicable for the Participant under the current procedures of the Plan Administrator.

          (2) Designating a portion of his Eligible Pay to be contributed by his Employer to the Plan, and

          (3) Indicating how such amounts are to be invested under Section 5.2. An eligible Employee's election under this subsection shall be effective as soon as practicable for his Employer and shall remain in effect until it is modified or terminated under subsection (c) below, or until his active participation terminates in accordance with Section 3.2(b).

     (c) Changes in Deferral Election: Subject to subsection (d), an Active Participant may elect to increase, decrease or terminate the amount of his deferral at any time by completing and returning a change of election form, or using the telephone enrollment system (whichever is applicable for the Participant under the current procedures of the Plan Administrator) to designate the revised deferral rate to be contributed to the Plan. A Participant's election under this subsection shall be effective as soon as practicable for his Employer.

     (d) Election Procedures: To be effective, an election made pursuant to subsection (b) or (c) above must be made in the manner specified by the Plan Administrator. In addition, the election shall specify the amount of the deferral desired for each Plan Year in the form of a whole dollar amount, a percentage of Eligible Pay, or a combination of the two as specified by the Plan Administrator from time to time, subject to the limitation in subsection (a) above. Any election purporting to defer more than the maximum percentage of Eligible Pay permitted under subsection (a) shall be treated as an election to defer such maximum percentage of Eligible Pay. Notwithstanding the preceding sentence, the Plan Administrator shall not give effect to elections that do not meet the minimum standards for completeness and accuracy the Plan Administrator establishes from time to time.

     (e) Payroll Deductions: A Participant's Salary Deferral Contributions shall be withheld from his Eligible Pay through automatic payroll deductions. The amount to be withheld in any pay period shall be a ratable share of the Participant's currently effective salary deferral election for the entire Plan Year. Salary Deferral Contributions may not be withheld after they have been actually or constructively received by the Participant.

     4.2 Dollar Limits on Elective Deferrals: Notwithstanding Section 4.1, a Participant's Elective Deferrals shall be limited as provided in this section.

     (a) Initial Limit: Effective for calendar years beginning on and after January 1, 1987, a Participant's Elective Deferrals under the Plan shall be limited to $7,000 or, if greater, the adjusted amount in effect under Code section 402(g) for the preceding calendar year (or for the current calendar year, if authorized by the Plan Administrator for such year).

     (b) Additional Limit: Effective for Plan Years beginning after 1987, a Participant's Elective Deferrals, which are made in any calendar year to the Plan or any other arrangement maintained by the Employer, shall be limited to the amount permissible under Code section 402(g) for taxable years beginning in such calendar year.

     (c) Distribution of Excess Elective Deferral:

          (1) Assignment: If the Elective Deferral made on behalf of a Participant under all plans in which such individual is a participant, whether or not maintained by the Employer, exceeds the dollar limitation contained in Code section 402(g), such Participant may assign to this Plan any Excess Elective Deferral made during a taxable year of the Participant no later than March 1 following the close of, and with respect to, the taxable year in which such Excess Elective Deferral was made by:

               (i) Notifying the Plan Administrator in writing of the Elective Deferral made under any plan other than this Plan,

               (ii) Allocating in writing such Excess Elective Deferral between or among such other plans and this Plan, and

               (iii) Stating in writing that if such Excess Elective Deferral allocable to the Plan is not distributed, the deferral limitations of Code section 402(g) will be exceeded for the Participant's taxable year with respect to which such Elective Deferral occurred.

          (2) Distribution: Upon notification in accordance with paragraph (1), the Plan Administrator shall distribute any Excess Elective Deferral allocated to the Plan (plus any income and minus any loss allocable thereto) to the relevant Participant no later than April 15 of the calendar year following the close of the taxable year of the Participant with respect to which such Excess Elective Deferral was made.

          (3) Determination of Income or Loss: Excess Elective Deferrals shall be adjusted for any income or loss through the end of the taxable year of the Participant with respect to which such Excess Elective Deferral was made. The income or loss allocable to a Participant's Excess Elective Deferral is the income or loss allocable to the Participant's Salary Deferral Account for such taxable year, multiplied by a fraction, the numerator of which is the Participant's Excess Elective Deferrals for such taxable year and the denominator of which is the Participant's account balance attributable to Salary Deferral Contributions as of the end of the taxable year without regard to any income or loss occurring during such taxable year.

     To the extent necessary to ensure compliance with subsection (b) above, the Plan Administrator shall distribute Excess Elective Deferrals to a Participant, notwithstanding the fact that the Participant has not assigned such Excess Elective Deferrals to this Plan by the deadline specified in subsection (c)(1). Such distribution shall be accomplished as contemplated in subsection (c)(2) above.

     4.3 Limitation on Deferral Percentage:

     (a) Limitation: Notwithstanding anything herein to the contrary, the Average Deferral Percentage of the eligible Employees who are Highly Compensated Employees for a Plan Year shall not exceed the greater of (1) or (2) below:

          (1) The Average Deferral Percentage of the eligible Employees who are Non-Highly Compensated Employees for such Plan Year multiplied by 1.25, or

          (2) The Average Deferral Percentage of the eligible Employees who are Non-Highly Compensated Employees for such Plan Year multiplied by 2.0, provided, however, that in this case the Average Deferral Percentage of the eligible Employees who are Highly Compensated Employees shall not exceed the Average Deferral Percentage of the eligible Employees who are Non-Highly Compensated Employees by more than 2 percentage points.

     (b) Average Deferral Percentage: For purposes of subsection (a) above, the Average Deferral Percentage for a specified group of Employees for a Plan Year shall mean the average of the ratios (calculated separately for each Participant in such group) of:

          (1) The amount of the Salary  Deferrals made on behalf of the Employee
     for  the  Plan  Year  (including   Excess  Elective   Deferrals  of  Highly
     Compensated Employees), to

          (2) The Employee's compensation for the Plan Year (whether or not the Employee was a Participant for the entire Plan Year).

          For Plan Years beginning on or after January 1, 1989, the Average Deferral Percentage shall be computed to the nearest one hundredth of one percent.

     (c) Special Rules: In applying the limits set forth in subsection (a) above, the following rules shall apply:

          (1) For purposes of this subsection, compensation means compensation as defined in Code section 414(s). For Plan Years in which Excess Contributions and Income are distributed pursuant to subsection (e), compensation means compensation as defined in Treas. Reg. 1.415-2(d)(11)(ii). For any Plan Year, begin compensation shall be limited to the dollar limit on compensation under Code section 401(n)(17), as adjusted for the Plan Year.

          (2) If a Highly Compensated Employee is eligible to participate under more than one cash or deferred arrangement described in Code section 401(k) maintained by the Employer, all such cash or deferred arrangements shall be treated as one for purposes of calculating such Employee's Average Deferral Percentage.

     (d) Adjustment of Salary Deferrals: If during a Plan Year the Plan Administrator determines that there is a likelihood that the Average Deferral Percentage of the Highly Compensated Employees will exceed the limitation specified in subsection (a), then the Plan Administrator may prospectively reduce or limit the deferrals of the Highly Compensated Employees to such amount and beginning as of such pay period during the Plan Year as is deemed necessary by the Plan Administrator in its sole discretion to prevent the limitation in subsection (a) from being exceeded for the Plan Year. The Plan Administrator may terminate (in whole or in part) any reduction or limitation on deferrals under this subsection which is no longer necessary to prevent the limitation specified in subsection (a) from being exceeded for the Plan Year. Whenever necessary during the Plan Year, the Plan Administrator may institute further reductions or limitations on deferrals, or reinstate reductions or limitations on deferrals, to the extent required to prevent the limitation in subsection (a) from being exceeded.

     (e)  Distribution  of  Excess  Contributions  and  Income:  If the  Average
Deferral Percentage of the eligible Employees who are Highly Compensated Employees exceeds the limitations of subsection (a) for any Plan Year, then notwithstanding any other provision of the Plan, any Excess Contributions for such Plan Year (plus any income and minus any loss allocable thereto) shall be distributed to the appropriate Highly Compensated Employees not later than two and one-half months following the Plan Year with respect to which such Excess Contributions were made.

          (1) Determination of Income or Loss: Excess Contributions shall be adjusted for any income or loss through the end of the Plan Year for which the Excess Contributions occurred. The income or loss allocable to a Participant's Excess Elective Deferral shall be as follows:

               (i) For the Plan Year beginning in 1987, the Employer may use any reasonable and consistently applied method for computing the income allocable to any Excess Contributions for such Plan Year.

               (ii) For Plan Years beginning on or after January 1, 1988, the income or loss allocable to Excess Contributions is the income or loss allocable to the Participant's Salary Deferral Account for the Plan Year for which the Excess Contributions occurred multiplied by a fraction, the numerator of which is the Participant's Excess Contributions for such Plan Year and the denominator of which is the Participant's account balance attributable to Salary Deferral Contributions as of the end of the Plan Year without regard to any income or loss occurring during such Plan Year.

          (2) Special Rules:

               (i) Any distribution of Excess Contributions and income thereon shall be made to Highly Compensated Employees on the basis of the respective portions of the total Excess Contributions attributable to each such Employee.

               (ii) Any distribution of Excess Contributions and income thereon may and shall be made without regard to any other provision of this Plan restricting distributions.

     (f) Determination By Plan Administrator: Notwithstanding the foregoing provisions of this section, any determination required by this section shall be made by the Plan Administrator, and the determination by such Plan Administrator of the method of compliance with subsection (a) and reduction of deferrals in excess of that permitted by subsection (a), in accordance with subsection (d), and the determination of any Excess Contribution to be distributed pursuant to subsection (e), shall be final, binding, and conclusive as to all Participants, former Participants, Beneficiaries, and any other person or entity associated with or benefiting from this Plan.

     (g) Priority of Application of Sections: Section 4.2 shall be applied before this section.

     4.4 Rollover Contributions: At the request of a Participant, a Retired Employee or an Employee who is eligible under Section 3.1 (or could be upon the completion of any requirements with respect to age or service), the Plan may accept a rollover of cash amounts from another qualified plan described in section 401(a) of the Code, including an individual retirement account or annuity whose assets came solely from a qualified plan. Any such rollover amount will be held for the Participant, Employee, or Retired Employee, as the case may be, in a Rollover Account established for his benefit. A person who makes such a rollover contribution to the Plan, but who is not otherwise eligible to make (or who chooses not to make) a deferral election under Section 4.1(b), shall be considered an Inactive Participant. The Plan Administrator and the Trustee may request such information from the Participant, Employee, or Retired Employee, as the case may be, any documents or opinion of counsel which it, in its discretion, deems necessary to determine that a proper rollover contribution will be made. Amounts in a Rollover Account shall be invested as designated by the Participant pursuant to Section 5.2(c). The amounts in the Rollover Account shall be distributed at the same time and in the same manner as amounts in the Salary Deferral Account.

     4.5 Maximum Allocations:

     (a) The amount of Annual Additions (as defined in subsection (d) below) which may be credited to the Participant under this Plan during any Limitation Year shall not exceed the lesser of $30,000 (or, if greater, one-fourth of the defined benefits dollar limitation set forth in Code section 415(b)(1) as in effect for the Limitation Year) or 25% of the Participant's Annual Compensation (as defined in subsection (e) below) for the applicable Limitation Year.

     (b) For any Participant in the Plan who is also a participant in one or more defined benefit plans (as defined in section 414(j) of the Code) maintained by the Company or by the Employer, the sum of the fractions in (1) and (2) below, computed as of the close of the Limitation Year, may not exceed 1.0, where the fractions are determined as follows:

          (1) The Projected Annual Benefit (as defined in subsection (d) below) of the Participant under such defined benefit plans, divided by the lesser of:

               (i) the product of the dollar limitation determined for the Limitation Year under Code sections 415(b) and (d) multiplied by 1.25 (or 1.0, if the Plan is a Top-Heavy Plan, as defined by Section 14.2(c)), or

               (ii) 140 percent of the Participant's Average Compensation (as defined in subsection (d) below), including any adjustments under Code section 415(b) plus

          (2) The sum of the Annual Addition to such Participant's accounts under this Plan and all other defined contribution plans maintained by the Employer for such Limitation Year and for all Prior Years (as defined in subsection (d) below) divided by the sum of the lesser of the following amounts determined for such Plan Year and all Prior Years:

               (i) the product of the Dollar Limitation (as defined in subsection (d) below) in effect for the year multiplied by 1.25 (or 1.0, if the Plan is a Top-Heavy Plan, as defined by Section 14.2(c)), or

               (ii) 35 percent of the Participant's Annual Compensation for the year.

     (c) In the event that a Participant's Annual Addition under this Plan, when added to the Annual Addition under any other defined contribution plan (as defined in section 414(i) of the Code) or the Projected Annual Benefit under any defined benefit plan maintained by the Employer, exceeds the limitations specified in Section 4.5(a) or (b), appropriate reductions in such Annual Addition or Projected Annual Benefit shall be made in the following order:

          (1) First, under any defined benefit plan(s) maintained by the Employer,

          (2) To the extent that additional reductions are still necessary, under this Plan, and

          (3) To the extent that any additional reductions are still necessary, under a Tricon employee stock ownership plan.

     (d) For purposes of this Section 4.5, the following definitions and rules of interpretation shall apply:

          (1) Effective for years beginning after December 31, 1986, the "Annual Addition" of a Participant means the sum credited to a Participant's account for any year of (i) employer contributions; (ii) employee contributions; (iii) forfeitures and (iv) amounts described in Code sections 415(l)(2) and 419A(d)(2). Notwithstanding the foregoing, for years beginning prior to January 1, 1987, only that portion of the employee's contributions equal to the lesser of: (A) the portion of his employee contributions (if any) during such year in excess of 6 percent of his annual compensation, or (B) one-half of his employee contributions during such plan year shall be considered an "Annual Addition." The Annual Addition for any year beginning prior to January 1, 1987, shall not be recomputed to treat all employee contributions as an Annual Addition.

          (2) "Projected Annual Benefit" means the Annual Benefit (as defined in paragraph (3) below) to which a Participant would be entitled under a defined benefit plan (after giving effect to any limitation on such benefit contained in such plan that may be applicable to the Participant) on the assumptions that he continues employment until his Normal Retirement Date thereunder, that his compensation continues at the same rate as in effect for the Limitation Year under consideration until such Normal Retirement Date, and that all other relevant factors used to determine benefits under such plan remain constant for all future Limitation Years.

          (3) The "Annual Benefit" of a Participant means the annual amount payable under a defined benefit plan computed in accordance with the following rules:

               (i) Where the Annual Benefit payable under a defined benefit plan is other than in the form of either a single life annuity or a qualified joint and survivor annuity within the meaning of Code section 417(b) it shall be adjusted to an actuarial equivalent benefit in the form of a single life annuity.

               (ii) In the case of a benefit under a defined benefit plan which begins prior to the Participant's Social Security Retirement Age (as defined below), such benefit shall be adjusted so that it is the actuarial equivalent of a benefit commencing at the Participant's Social Security Retirement Age for purposes of applying the Code section 415(b) dollar maximum.

               (iii) In the case of a benefit under a defined benefit plan which begins after the Participant's Social Security Retirement Age, such benefit shall be adjusted to the actuarial equivalent of a benefit commencing at the Participant's Social Security Retirement Age for purposes of applying the Code section 415(b) dollar maximum.

               (iv) For years beginning  prior to January 1, 1987,  subparagraph
          (B) shall be applied by substituting "age 62" for "the Participant's Social Security Retirement Age," and subparagraph (C) shall be applied by substituting "age 65" for "the Participant's Social Security Age."

          (4) "Average Compensation" means a Participant's average compensation for the period of 3 consecutive Plan Years (or the actual number of consecutive years of employment for Participants employed by an Employer less than 3 consecutive years) during which the Participant had the greatest aggregate Annual Compensation.

          (5) "Prior Year" means a year, preceding the current Limitation Year, in which the Participant was in the service of the Employer. For purposes of the preceding sentence, "year" shall mean (in the event the Plan was in existence during such year) a Limitation Year, or (in the event the Plan was not in existence during such year) a 12- month period which begins and ends on the same dates as the Limitation Year.

          (6) "Dollar  Limitation" means the limitation provided in Code section
     415(c)(1)(A)   (adjusted  in  accordance  with  Internal   Revenue  Service
     Regulations) as in effect for the particular Plan Year.

          (7) "Social Security Retirement Age" means age 65 in the case of a Participant who attains age 62 before January 1, 2000; age 66 in the case of a Participant who attains age 62 after December 31, 1999 but before January 1, 2017; and age 67 in the case of a Participant who attains age 62 after December 31, 2016.

          (8) For purposes of Section 4.5(b)(1)(i) above, if as of the last Plan Year ending before January 1, 1983, a Participant's accrued benefit (within the meaning of Section 235(g)(4) of the Tax Equity and Fiscal
     Responsibility Act of 1982) under the Employer's defined benefit plans is greater than $90,000 (and also such other amount as may apply pursuant to automatic adjustments of the $90,000 figure), then Section 4.5(b)(1)(i) shall be applied by substituting such accrued benefit for $90,000 where it appears therein.

          (9) For  purposes of  computing  the maximum  allocation  under either subsection (a) or (b), all defined benefit plans (whether or not terminated) of the Employer shall be treated as one defined benefit plan, and all defined contribution plans (whether or not terminated) of the Employer shall be treated as one defined contribution plan.

          (10) When the term "Employer" is used in this section, it shall mean the Employer and any other corporation or division which is a member of a controlled group of corporations (within the meaning of Code Section 414(b), as modified by Code section 415(h)) of which the Employer is also a member.

     (e) Annual Compensation: A Participant's annual compensation as determined solely for purposes of this section and Article XIV of the Plan.

          (1) A Participant's Annual Compensation shall include:

               (i) The Participant's earned income, wages, salaries, and fees for professional services, and other amounts received for personal services actually rendered in the course of employment with the Employer maintaining the plan to the extent that the amounts are includable in gross income (including, but not limited to, commissions paid salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips and bonuses, fringe benefits, reimbursements, and expense allowances);

               (ii) Amounts described in Code sections 104(a)(3), 105(a) and 105(h), but only to the extent that such amounts are includable in the gross income of the Participant;

               (iii) Amounts paid or reimbursed by the Employer for moving expenses incurred by a Participant, but only to the extent that such amounts are not deductible by the Participant under Code section 217;

               (iv) The value of a non-qualified stock option granted to a Participant, but only to the extent that the value of the option is includable in the gross income of the Participant for the taxable year in which granted; and

               (v) The amount includable in the gross income of a Participant upon making the election described in Code section 83(b).

          (2) A Participant's Annual Compensation shall not include:

               (i) Employer contributions to a plan of deferred compensation which are not included in the Participant's gross income for the taxable year in which contributed or Employer contributions under a simplified employee pension plan to the extent such contributions are deductible by the Participant, or any distributions from a plan of deferred compensation;

               (ii) Amounts realized from the exercise of a non-qualified stock option, or when restricted stock (or property) held by the Participant either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

               (iii)  Amounts   realized  from  the  sale,   exchange  or  other
          disposition of stock acquired under a qualified stock option; and

               (iv) Other amounts which received special tax benefits, or contributions made by the Employer (whether or not under a salary reduction agreement) towards the purchase of an annuity described in section 403(b) of the Code (whether or not the amounts are actually excludable from the gross income of the Participant).

               Compensation for any limitation year is the compensation actually paid or includable in gross income during such year.

     4.6 Excess Allocations: If pursuant to Section 4.5 there is an excess Annual Addition under this Plan with respect to a Participant for a Limitation Year, such excess Annual Addition shall be disposed of by distributing to the Participant such Participant's Elective Deferrals for the Limitation Year (and related earnings thereon) to the extent necessary to eliminate such excess.

     4.7 Fund for Exclusive Benefit of Participants: Except as otherwise provided hereinafter (i) all assets of the Trust Fund, including investment income, shall be retained for the exclusive benefit of Participants and Beneficiaries, and shall be used to pay benefits to such persons or to pay administrative expenses of the Plan and Trust to the extent not paid by the Employer, and (ii) contributions made by the Employer may not under any circumstances revert to or inure to the benefit of the Employer; except that, and notwithstanding anything contained herein to the contrary, contributions (a) made by the Employer by mistake of fact, or (b) conditioned upon the deductibility of the contribution under Code section 404, shall be returned to the Employer within 1 year of the mistaken payment or the disallowance of the deduction (to the extent disallowed), whichever is applicable. Each contribution by the Employer is expressly made contingent on the deductibility of such contribution for the year with respect to which the contribution is made.

                                    ARTICLE V
                            Interests of Participants

     5.1 Accounts of Participants: The Plan Administrator, or its agent, shall maintain separate accounts on its books, for recordkeeping purposes only, for each Participant. A given Participant may have two accounts if he has: (i) deferred a percentage of his Eligible Pay pursuant to Section 4.1, and (ii) made a rollover contribution pursuant to Section 4.4, i.e., a Salary Deferral Account, and a Rollover Account. The maintenance of individual accounts is only for accounting purposes, and a segregation of the assets of the Trust Fund to each account shall not be required (except as the Trustee deems necessary under the Brokerage Option). Distributions and withdrawals from a Participant's Account shall be charged to the appropriate account at the time the transaction is processed.

     5.2 Investment of Participant Accounts: The investment options under the Plan are described in subsection (a), subject to the limitations set forth in subsection (b) and other provisions of the Plan. (a) Investment Options: In accordance with the rules provided in subsection (c) below, a Participant shall direct the investment of the amounts credited to his Account to any of the following separate investment options within the Trust Fund for which he is eligible at the time:

          (1) The Security Plus Fund: This investment option, available effective January 1, 1992, is an investment portfolio comprised of investment funds and contracts issued by highly rated banks and insurance companies and short-term securities. The objective of the Fund is to provide, over a period of time, a higher rate of return than average money market funds, while preserving principal and providing liquidity. The Fund's rate of return will fluctuate and is not intended to provide a guaranteed rate of return. The Participant's interest in the fund will be denominated as "units". The value of a unit in this Fund will be $1.00. The number of units credited to a Participant will fluctuate based upon the performance of the Fund. As of January 1, 1992, two 1991 Guaranteed Income Fund contracts, both issued by Metropolitan Life, were transferred to the Security Plus Fund. In addition to the transferred investment contracts, the Fund is expected to invest primarily in: (A) short-term investment funds (including government short-term investment funds) that invest in certificates of deposit, time deposits, bankers' acceptances, commercial paper, U.S. Treasury and agency securities, and mortgage and asset-backed securities; and (B) new investment contracts issued by highly-rated insurance companies, banks, and other financial institutions. The transfer of funds invested in the Security Plus Fund to other separate investment options within the Trust Fund shall be subject to the following restrictions:

               (i) No amounts invested in the Security Plus Fund may be transferred by a Participant directly to the Brokerage Option. No amounts invested in the Security Plus Fund may be transferred by a Participant indirectly to the Brokerage Option, i.e., by first transferring the amounts to some other investment option (or options) under the Plan, unless such amounts remain invested in the intervening investment option (or options) for at least 3 months;

               (ii) A Participant can transfer amounts from the Security Plus Fund into some other investment option (or options) under the Plan no more than 12 times during the Plan Year; and

               (iii) Withdrawals of amounts invested in the Security Plus Fund are subject to the limitations specified in Section 6.3(c).

          (2) The Equity Index Fund: This investment option is a diversified stock fund, invested primarily in the Vanguard Institutional Index Fund. It is a passively managed fund designed to mirror the performance of Standard and Poor's 500 Index, a broadly-based average of stock market performance. Investments in this investment option are subject to fluctuations, and there is no guarantee of future performance. The Participant's interest in the Fund will be denominated as "units". The value of a unit in this Fund will fluctuate based on the performance of the Fund. The number of units credited to a Participant will not fluctuate based upon the performance of the Fund.

          (3) The Equity-Income Fund: This Fund is primarily invested in the Fidelity Equity-Income Fund, which invests primarily in income-producing stocks. The Fund's chief objective is to provide reasonable income, although some consideration is given to capital appreciation. Amounts invested in this investment option are subject to fluctuations, and there is no guarantee of future performance. The Participant's interest in the Fund will be denominated as "units". The value of a unit in this Fund will fluctuate based on the performance of the Fund. The number of units credited to a Participant will not fluctuate based upon the performance of the Fund. Notwithstanding anything to the contrary herein, if with respect to any calendar quarter ("quarter") Fidelity Institutional Retirement Services Company makes a payment pursuant to its Plan Expense Reimbursement Agreement with the Company, such payment shall be allocated to certain Participants who have an interest in the Equity Income Fund as provided in
     (i) or (ii) below, as applicable.

               (i) Effective for any such payment made with respect to a quarter beginning after June 30, 1996, the projected amount payable with respect to each business day in a quarter shall be allocated on a daily basis to  Participants  in proportion  to their  interest in the
          Fund on such business day. If the actual amount of payment for a quarter differs from the projected amount allocated, then as soon as practicable after the actual payment is received appropriate adjustments will be made in affected Participants' Accounts that remain in the Plan.

               (ii) Any such payment made with respect to an earlier quarter shall be allocated to Participants who have an interest in the Equity-Income Fund on the last business day of such quarter in proportion to their interest in the Fund on such date.

               For purposes of (i) and (ii) above, a Participant's interest in the Equity-Income Fund on a day shall be determined before adjustments in Accounts are made for that day in accordance with Section 5.3.

          (4) The Tricon Common Stock Fund: This investment option is invested primarily in Company Stock. Earnings will be applied primarily to the purchase of additional shares of Company Stock. The objective of the Fund is to parallel the total return (stock price appreciation/depreciation plus dividends) of Company Stock. Amounts invested in this investment option are subject to fluctuations, and there is no guarantee of future performance.

          A Participant's interest in the Fund will be denominated as "units". The value of a unit will fluctuate in response to various factors including, but not limited to, the price of and dividends paid on Company Stock, earnings and losses on other investments in the Fund, the mix of assets in the Fund and Fund expenses. The number of units credited to a Participant's account will not fluctuate based upon the performance of the Fund. Shares of Tricon Common Stock held in the Fund and dividends and other distributions on Tricon Common Stock are not specifically allocated to Participant accounts. Each Participant's investment in the Tricon Common Stock Fund will be based on the proportion of his investment in the Fund to the total investment in the Fund of all Plan Participants.

          All dividends on shares of Company Stock in the Fund are paid to the Fund. Dividends on these shares are added to the Fund without the purchase of additional units in the Fund. The Trustee shall use the dividend income to purchase additional shares of Company Stock for the Fund or to meet the cash demands of the Fund. Any Company Stock received by the Trustee as a stock split or dividend, or as a result of a reorganization or other recapitalization of Tricon, will be added to the assets of the Fund. Any other property (other than shares of Company Stock) received by the Trustee may be sold by the Trustee and the proceeds added to the Fund. Any rights to subscribe to additional shares of Company Stock shall be sold by the Trustee and the proceeds credited to the Fund.

          Participants who have invested in the Fund may direct the Trustee how to vote (or tender, if applicable) Company Stock. The Trustee will determine each Participant's proportional share of the Company Stock in the Fund (based on the number of units allocated to the Participant's Accounts) and solicit the Participant's instructions. The Trustee shall vote (and/or tender) this stock according to the Participant's directions. The Trustee shall not vote stock in the Fund for which it does not receive directions.

          The Company shall assist the Trustee in furnishing Participants investing in the Tricon Common Stock Fund with proxy materials, notices and information statements at the time voting rights are to be exercised. In general, the materials to be furnished Participants shall be the same as those provided to security holders.

          Shares of Company Stock will be purchased for the Fund in the open market or in privately negotiated transactions, at prices not in excess of the fair market value of the Company Stock on the date of purchase. Sales of shares out of the Fund will also be made in the open market or in privately negotiated transactions at prices not lower than the fair market value of Company Stock on the date of sale. The Trustee, or its designated agent, may limit the daily volume of purchases and sales to the extent it believes it will be in the interest of Participants to do so.

     (5) The Brokerage Option:

          (i) Description of Funds: This investment option will be administered by State Street Bank and the agents it employs as securities brokers to execute Participants' trades. This option permits certain Participants and Beneficiaries to invest all or a portion of their interest in the Plan in additional choices for self-directed investment. The Plan Administrator shall publish written rules and procedures for the election of these additional choices by Participants and Beneficiaries, and may revise such rules and procedures at any time and for any reason. The investments expected to be available under the Brokerage Option are generally as follows: securities traded on the New York Stock Exchange, the American Stock Exchange, and the NASDAQ exchange, and certain mutual funds as specified by the Plan Administrator.

               (A) The following investments will not be available through the Brokerage Option: Non-taxable bonds; options; futures; commodities; limited partnerships which are unlisted on the New York or American Stock Exchange or the NASDAQ exchange; foreign securities which are unlisted on the New York or American Stock Exchange or the NASDAQ exchange; commercial paper; bank investments (such as certificates of deposits and bank investment contracts); physical assets (such as coins, art, jewelry, and real estate); insurance investment or insurance investment funds; mutual funds not specified by the Plan Administrator; and securities of the Company or its subsidiaries (even if listed on the New York or American Stock Exchange or the NASDAQ exchange).

               (B) The following trading practices are prohibited under the Brokerage Option: Short sales, margin trades, third party trades, direct trades, and any trades occurring outside the procedures established by the Plan Administrator.

                    (ii) Restrictions:  Each Participant who participates in the
               Brokerage Option shall have his interest in the Plan reduced by any brokerage commissions and fees (including fees charged on account of one or more investments in a mutual fund) payable on their individual transactions and shall also have his interest in the Plan reduced by an access fee for each month or part thereof that the Participant participates in the Brokerage Option. Such access fee will be taken from the Plan in the following order:
               Security Plus Fund, Equity-Index Fund, Equity Income Fund, Tricon Capital Stock Fund and the Brokerage Option. The Plan Administrator, and its agent, are authorized to sell securities or other assets held within a Participant's Account for the purpose of paying the commissions and fees described in this subsection. Investment in the Brokerage Option is subject to the following restrictions:

                         (A) To  commence  investing  under  this  program,  the
                    Participant must first be eligible to enroll in the Brokerage Option. A Participant is eligible to enroll if he has at least $1,000.00 in his Participant Account; completes and returns the application as required by the Plan
                    Administrator or its agent; and his initial transfer election into the Brokerage Option is at least $1,000. Subsequent transfers to and from the Brokerage Option must be at least $250 unless such transfer is to close the Participant's account under the Brokerage Option. All transfers to the Brokerage Option must be from prior savings.

                         (B) No amounts  invested  either in the  Security  Plus
                    Fund or in the Guaranteed Income Fund may be directly transferred to the Brokerage Option, and no amounts invested either in the Security Plus Fund or in the Guaranteed Income Fund may be indirectly transferred to the Brokerage Option, i.e., by first transferring the amounts to some other investment fund (or funds) under the Plan, unless such amounts remain invested in the intervening fund (or funds) for at least 3 months.

                         (C) Except as  provided  in the last  sentence  of this
                    clause   (C),  no   security   or   investment   held  by  a
                    Participant's account within the Brokerage Option may be transferred or distributed directly to the Participant. The Participant must initially sell the security or investment. The Trustee will place the proceeds of such sale in a short-term investment fund, designed to generate a money market rate of return, within the Brokerage Option. The proceeds will remain in such account until the Participant instructs the Plan Administrator or its agent to transfer all or a portion of such proceeds into one or more of the other separate investment options within the Trust Fund provided that the investment option chosen by the Participant permits contributions. The crediting of earnings within the short-term investment fund and the transfer of funds to other investment funds within the Trust Fund may be delayed until after the settlement period for the class of security sold by the Participant, ranging from one to five business days. In-kind distributions are permitted in the event of a complete distribution of a Participant's interest as specified under Section 6.1 or 6.2.

                         (i) No amounts  invested in the Guaranteed  Income Fund
                    for any Plan Year may be transferred by a Participant directly into the Security Plus Fund or the Brokerage Option. No amounts invested in the Guaranteed Income Fund for any Plan Year may be transferred by a Participant indirectly to the Security Plus Fund or the Brokerage Option, i.e., by first transferring the amounts to some other investment fund (or funds) under the Plan, unless such amounts remain invested in the intervening fund (or funds) for at least 3 months; and

                         (ii) A Participant can transfer amounts from the Guaranteed Income Fund into some other investment fund (or funds) under the Plan no more than 12 times during the Plan Year.

     (b) Maintaining Liquidity: Notwithstanding subsection (a) above, for the purpose of providing liquidity in each of the separate investment options (other than the Brokerage Option) under the Plan, the Trustee may invest a portion of each fund or investment option under the Plan in cash or short-term securities. The percentage of assets held for this purpose is normally expected to range from 2-10 percent, but under extraordinary circumstances the percentages may be substantially higher. Consequently, the mix of cash, securities and other investments in each of the investment funds could vary significantly at any given time and the performance of any particular fund may not match the performance of the fund or stock, as the case may be, outside the Plan. In the unlikely event that the amount of liquid assets held by these funds is insufficient to satisfy the immediate demand for liquidity under the Plan, the Trustee, in consultation with the Plan Administrator, may temporarily limit or suspend transfers of any type (including withdrawals and distributions) to or from the investment options specified in subsection (a). In any such case, the Plan Administrator shall temporarily change the Plan's Valuation Date or, in its discretion, the Valuation Date for a specific option. During this period, contributions to any affected option may be redirected to substitute investments chosen by the Trustee.

     (c) Procedures for Investment Directions: A Participant may direct the investment of the amounts credited to him under the Plan into the investment options described in subsection (a) only in accordance with this subsection. A Participant shall direct the investment, or change the direction of the investment, of his future or existing investment by directing the Plan Administrator through the telephone enrollment system provided by the Plan Administrator for such purpose (or through any other method made available by the Plan Administrator) and by specifying whether the Participant's investment instructions apply to existing savings, future contributions or both.

          (1) The Participant will have sole responsibility for the investment of his savings and for transfers among the available investment funds, and no named fiduciary or other person will have any liability for any loss or diminution in value resulting from the Participant's exercise of such investment responsibility. In addition, because Participants control the investment of Participant Accounts, the Plan is intended to be covered to the maximum extent possible by section 404(c) of ERISA and related Department of Labor regulations, which provide that Plan fiduciaries may be relieved of liability for any losses that are the result of investment instructions given by a Participant or Beneficiary.

          (2) In the case of an option other than the Brokerage Option, a Participant's investment instruction or change in investment instruction shall take effect as of the end of the day on which the Participant gives such instruction or change to the Plan Administrator (or its agent), provided the Participant executes such instruction or change by 3:00 p.m. (Eastern time) on a business day. If the Participant executes his instruction or change on a Saturday, Sunday, holiday or after 3:00 p.m. (Eastern time) on a business day, such instruction or change will become effective on the next following business day.

          (3) In the case of the Brokerage Option, a Participant's investment instruction or change within the Brokerage Option or fund transfers into the Brokerage Option shall be effective in accordance with rules set forth by the Plan Administrator consistent with the rules that govern the exchange or fund in which Participants invest.

     Any investment direction submitted by a Participant must specify, in whole percentages (1 to 100), the percentage of his accounts to be invested in any or all of the separate investment funds maintained under the Plan. If a Participant fails to submit a statement of direction properly directing the investment of 100 percent of his accounts, and such failure is not corrected, the Participant shall not be eligible to participate actively, or to continue to participate actively, in the Plan; provided, however, that amounts previously invested pursuant to a properly executed statement of investment direction shall continue to remain invested in the Fund or Funds so elected. The rules for transfers set forth in paragraphs (2) and (3) above are subject to the last 3 sentences of subsection (b) above.

     (d) Miscellaneous:

          (1) It is expressly permissible under this Plan for Trust assets to be invested in qualifying employer securities, as that term is defined in section 407(d)(5) of ERISA, up to and including 100 percent of the total Trust assets. If Company Stock is purchased other than on the open market, the Company Stock shall be valued in good faith and based on all relevant factors, including the sales prices of such stock, as reported on the New York Stock Exchange, on the date of purchase.

          (2) The separate investment funds made available under the Trust Fund and their rules of operation and valuation may be changed from time to time by agreement between the Company and the Trustee.

          (3) As of each Valuation Date, the Trustee will determine the fair market value of the assets in each separate investment fund of the Trust Fund, relying upon such evidence of valuation as the Trustee deems appropriate.

     5.3 Adjusting Account Balances: As of the close of business on each Valuation Date (before adjusting for contributions, distributions and investment transfers), Participants' Accounts shall be charged or credited with:

          (a) Investment  Expenses,
          (b) Investment  income, and
          (c) Gains and losses in asset values,

to the extent they have occurred with respect to each separate option (and each separate investment within the Brokerage Option) since the preceding Valuation Date. Thereafter, the final Account balances as of the Valuation Date will be determined by adjusting the amounts determined under the preceding sentence for contributions, distributions and investment transfers. The allocation of Investment Expenses and investment results as of a Valuation Date shall be in proportion to the final Account balances in the fund or investment as of the preceding Valuation Date. Gains and losses in assets values as of a Valuation Date shall be determined in accordance with rules of the Plan Administrator and may not reflect the closing values of the assets on such Valuation Date.

                                   ARTICLE VI
                          Distributions To Participants

     6.1 Termination of Employment: Subject to Section 6.2, a Participant who incurs a Termination of Employment under the Plan shall be entitled to receive the entire amount of his interest in the Plan computed as of: (i) the Valuation Date on which the final distribution form for the Participant is processed by the Recordkeeper, or (ii) if the Participant's interest in the Plan is $3,500 or less ($5,000 or less for distributions at Annuity Starting Dates after 1997), the Valuation Date on which the Recordkeeper processes the distribution of the Participant's Account (such distribution to be processed as soon as practicable after the 90 days specified in section 6.6(d)). Subject to Section 6.6(a), the Participant's interest at Termination of Employment shall be payable to the Participant as a lump sum distribution as soon as practicable.

     6.2 Death: Subject to Section 7.1(b), in the event of the death of a Participant, the entire amount, if any, of the interest of such Participant in the Plan shall be paid as provided in Section 6.1, except that it shall be payable to such Participant's Beneficiary or Beneficiaries determined in accordance with Article VIII.

     6.3 Withdrawals: Subject to the restriction on direct withdrawals from the Brokerage Option specified in Subsection (c) below, a Participant who has made a Salary Deferral Contribution or a Rollover Contribution may withdraw certain amounts credited to his Salary Deferral Account and Rollover Account to the extent permitted by this section.

     (a) Hardship Withdrawals: In the case of a Participant who has not yet attained the age of 59-1/2, withdrawals shall only be permitted on account of the Participant's hardship. For this purpose, a withdrawal is made on account of hardship only if the Plan Administrator (or its delegate) determines the withdrawal is: (A) made on account of an immediate and heavy financial need of the Participant, and (B) necessary to satisfy this financial need. Such determinations are intended to follow applicable regulations and rulings issued by the Internal Revenue Service.

          (1) Immediate and Heavy Financial Need: The determination of whether a Participant has an immediate and heavy financial need shall be based on all of the relevant facts and circumstances. In addition, a distribution shall be deemed to be made on account of an immediate and heavy financial need of the Participant if the distribution is on account of:

               (i) Expenses for medical care (within the meaning of Code section 213(d)) incurred by the Employee, the Employee's spouse or dependents;

               (ii) A cost directly related to the purchase (excluding mortgage payments) of a principal residence for the Employee;

               (iii) Payment of tuition and related educational fees for the next 12 months of post-secondary education for the Employee, the Employee's spouse, children or dependents; or

               (iv) The need to prevent the eviction of the Employee from, or a foreclosure on the mortgage of, the Employee's principal residence.

     For purposes of this paragraph, "dependent" means an Employee's dependent within the meaning of Code section 152.

          (2) Necessary for the Need: A withdrawal shall be considered necessary to satisfy a need described in paragraph (1) only to the extent:

               (i) the amount of the withdrawal is not in excess of the amount required to relieve such need, and

               (ii) the need cannot be satisfied from other resources that are reasonably available to the Participant.

               Determinations under this paragraph shall be based on all of the relevant facts and circumstances. A distribution generally may be treated as necessary to satisfy a financial need if the Plan Administrator (or its delegate) relies upon the Participant's written representation (unless the Plan Administrator has actual knowledge to the contrary) that the need cannot reasonably be relieved:

               (A)  Through   reimbursement  or  compensation  by  insurance  or
          otherwise;

               (B) By liquidation of the Participant's assets;

               (C) By cessation of Salary Deferral Contributions;

               (D) By other distributions or nontaxable loans from plans maintained by an employer, or by borrowing from commercial sources on reasonable commercial terms, in an amount sufficient to satisfy the need.

     For this purpose, a need cannot be treated as reasonably relieved from the sources listed above if the effect would be to increase the amount of the need.

          (3) Maximum Withdrawal: The amount that may be made available to a Participant for hardship withdrawal may not exceed:

               (i) The sum of:

                    (A) the Participant's total Salary Deferral Contributions,

                    (B) any earnings on the Participant's Salary Deferral Contributions credited to the Participant's Account on December
               31. 1988, and

                    (C) the  Participant's  total  Rollover  Contributions  (and contributions on behalf of the Participant to any other accounts that may be provided for in the Appendix) plus any earnings thereon; reduced by

               (ii) The amount of any prior withdrawals and distributions to or on behalf of the Participant.

     The  amounts   specified  in  this  paragraph  (except  that  specified  in subparagraph (i)(B)) are to be determined as of the Valuation Date on which the withdrawal is processed.

          (4) Administrative Procedures: A withdrawal request under this subsection shall be made on the form specified for this purpose by the Plan Administrator. For a withdrawal to be approved, this form must be fully completed and the Participant must provide such additional information as the Plan Administrator (or its delegate) shall request. The hardship withdrawal shall be paid to the Participant as promptly as practicable after its approval and shall not exceed the value of the Participant's distributable interest.

     (b) Post-Age 59-1/2 Withdrawals: In the case of a Participant who has attained age 59-1/2, such Participant shall be eligible to withdraw amounts from his Account by submitting to the Plan Administrator a request in such form and manner as the Plan Administrator may provide, specifying the amount to be withdrawn; provided, however, that a Participant shall be ineligible to make a withdrawal under this subsection more than 2 times within the same calendar year. Distribution shall be made to the Participant as soon as practicable after the withdrawal request is received by the Plan Administrator, based upon the Participant's balance in his Account as of the Valuation Date the withdrawal is processed.

     (c) Order of Asset Liquidation for all Withdrawals: In the event the Participant's Account is invested in more than one investment option, a partial withdrawal will be distributed pro-rata from each of the investment options from which withdrawals are available. In addition, withdrawals directly from the Brokerage Account are not permitted.

     6.4 Form of Distributions: Distributions under the Plan on account of Termination of Employment or death shall be made in cash, except to the extent that a Participant elects to receive: (i) his interest in the Tricon Common Stock Fund in whole shares of Company Stock; or (ii) securities held in his Brokerage Option as permitted in Section 5.2(a)(5)(ii)(C). An election to receive an in-kind distribution shall not apply to fractional shares, uninvested cash or amounts invested for liquidity purposes, and shall not be available with respect to hardship withdrawals under section 6.3(a).

     6.5 Errors in Participant's Accounts: When an error or omission is discovered in an account of a Participant, the Plan Administrator and the Trustee shall be authorized to make such equitable adjustments as may be appropriate as of the Plan Year in which the error or omission is discovered.

     6.6 Commencement of Payments: Notwithstanding anything in the Plan to the contrary, the distribution of a Participant's benefits hereunder shall be determined in accordance with the provisions of this section and shall otherwise comply with Code section 401(a)(9) and the regulations under section 401(a)(9) including section 1.401(a)(9)-2. In addition, any provisions of the Plan that reflect Code section 401(a)(9) (including subsection (b) below) override any other distribution options in the Plan that are inconsistent with Code section 401(a)(9).

     (a) Consent Requirements: Effective as of January 1, 1985, if the value of a Participant's total interest in the Plan exceeds $3,500 at the time a distribution is to be made, then such interest shall not be distributed hereunder prior to the Participant's attainment of age 65 or death unless the Participant consents in writing, on a form prescribed by the Plan Administrator, to the earlier distribution of his interest in the Plan. However, upon termination of the Plan, the Participant's interest may, without the Participant's consent, be distributed to him or transferred to another defined contribution plan (other than an employee stock ownership plan as defined in Code section 4975(e)(7)) maintained by the Employer.

     (b) Code Section 401(a)(14) Provisions: Subject to subsection (c) below, distribution of a Participant's interest in the Plan shall not commence later than the 60th day after the close of the latest of the following:

          (1) The Plan Year in which the Participant attains age 65,

          (2) The Plan Year in which occurs the tenth anniversary of the date his participation commenced,

          (3) The Plan Year in which occurs the Participant's Termination of Employment, or

          (4) The Plan Year containing the date to which the Participant has elected in writing to defer commencement of his Plan distribution.

     If a distribution otherwise payable to a Participant or his Beneficiary hereunder remains unpaid because the Plan Administrator (after making reasonable efforts) cannot locate the Participant or Beneficiary, the amount so distributable shall be treated as a forfeiture under the Plan. Following its forfeiture, such amount shall be used to pay any expense of Plan administration which may be charged to the Plan in accordance with ERISA. In the event the Participant or his Beneficiary is located subsequent to the forfeiture of his Account, such Account shall be restored, without adjustment for earnings or losses, and payment to the Participant or Beneficiary shall be made no later than 60 days after the date on which the Plan Administrator locates the Participant or Beneficiary.

     (c) Code Section 401(a)(9) Provisions:

          (1) A Participant's total interest in the Plan must be distributed to him no later than the Participant's required beginning date.

               (i) In the case of a Participant who is not a percent owner after 1979, the "required beginning date" shall be determined as follows:

                    (A) If the  Participant  attains age 70-1/2 after 1987,  the required beginning date is the April 1 following the calendar year in which the Participant attains age 70-1/2 (but not before April 1, 1990).

                    (B) If the  Participant  attains age 70-1/2 before 1988, the required beginning date is the April 1 following the calendar year in which occurs the later of his Termination of Employment or attainment of age 70-1/2.

               (ii) In the case of a Participant who is a 5 percent owner after 1979, the required beginning date is the April 1 following the later of:

                    (A) the calendar year in which the  Participant  attains age
               70-1/2, or

                    (B) the first calendar year in which the Participant  either becomes a 5 percent owner or terminates employment.

     For purposes of this paragraph, a 5-percent owner is any Participant who is a 5-percent owner as defined in section 416(i) of the Code (determined in accordance with section 416 but without regard to whether the Plan is top-heavy) at any time during the Plan Year ending with or within the calendar year in which such owner attains age 66-1/2 or any subsequent Plan Year.

          (2) In the event a Participant dies on or after his Annuity Starting Date but before actual payment has commenced, the Participant's total interest in the Plan (if any) shall be distributed by December 31 of the calendar year containing the fifth anniversary of the Participant's date of death occurs. Notwithstanding the preceding sentence, if the Participant's designated beneficiary is his surviving spouse and the surviving spouse dies after the Participant, but before payments to such spouse begin, the provisions of this subsection 6.6(c)(2) shall be applied as if the surviving spouse were the Participant.

     (d) Cashout Distributions: Subject to the last sentence of this subsection, upon a Participant's death or other Termination of Employment, the value of the Participant's total interest in the Plan shall be automatically distributed to him in a lump-sum cash distribution as soon as practicable following the earlier of (i) the date the Participant reaches age 65 (or such later date as permitted by the Plan Administrator in accordance with Code section 401(a)(14)); or (ii) 90 days after the Participant's Termination of Employment. However, such a Participant (or where the Participant has died, his Beneficiary as determined under Article VIII) can effect an earlier distribution by submitting a properly completed final distribution form in the manner specified by the Plan Administrator. By submitting a properly completed final distribution form, the Participant may elect to receive an in-kind distribution as provided in Section
6.4.  Notwithstanding  any provision of this Section 6.6(d) to the contrary,  if such Participant is disabled (within the meaning of the Tricon Long Term Disability Plan) or has a total interest in the Plan in excess of $3,500 ($5,000 after 1997) and has not died, a distribution of his total interest in the Plan will not occur until the earlier of: (i) the date the Participant attains age 65 (or such later date as permitted by the Plan Administrator in accordance with Code section 401(a)(14)); or (ii) the date the Participant submits a properly completed final distribution form in the manner specified by the Plan Administrator.

     6.7 Payment for Benefit of Disabled or Incapacitated Person: Whenever, in the opinion of the Plan Administrator or its agent, a person entitled to receive any payment of a benefit hereunder is under a legal disability or is incapacitated in any way so as to be unable to manage his financial affairs, the Plan Administrator or its agent may direct the Trustee to make payments to such person or to his legal representative or to a relative or friend of such person for his benefit, or the Plan Administrator or its agent may direct the Trustee to apply the payment for the benefit of such person in such manner as the Plan Administrator or its agent considers advisable. Any payment of a benefit or installment thereof in accordance with the provisions of this section shall be a complete discharge of any liability for the making of such payment under the provisions of the Plan.

     6.8 No Other Benefits or Withdrawals: Except as expressly provided for in this Article VI or the Appendix, no individual, whether a Participant, former Participant, Beneficiary or otherwise, shall be entitled to any distribution or withdrawal of funds from the Trust Fund.

     6.9 Participants Who Cannot Be Located: If the Plan Administrator after the passage of a period of time (which period shall be established by the Plan Administrator in accordance with reasonable administrative practices) and reasonable due diligence is unable to locate an inactive Participant or Beneficiary to whom a payment is due under this Article VI, the amount of the Account due such person shall be treated as a forfeiture hereunder, provided that any such forfeited benefits shall be subject to reinstatement if the inactive Participant or Beneficiary ever makes a valid claim for the benefit. If a claim is made for a benefit that was forfeited under this Section 6.9, the benefit to be restored shall be the dollar value of the Account that was forfeited, determined as of the date the forfeiture occurred without any interest, earnings or adjustments in value occurring after the date of forfeiture. This Section 6.9 shall be administered by the Plan Administrator in accordance with any restrictions mandated by law. Forfeitures occurring pursuant to this Section 6.9 shall be used to pay Plan expenses as described in Section
9.2 and, to the extent not so used or reserved for such use, shall be allocated to Participants in the manner determined by Plan amendment.

                                   ARTICLE VII
                                   Plan Loans

     7.1 Eligibility for Plan loans: Subject to the restrictions set forth in this Article VII, the opportunity to take a Plan loan shall be made available to any Participant who, at the time such loan is to be made:

     (a) is actively employed by an Employer who has agreed to participate in the loan program;

     (b) has a minimum account balance of $2,000 in the Plan;

     (c) has not defaulted on a Plan loan within the prior two years; and

     (d) consents to and authorizes repayment of the loan through payroll deductions. Employers that are not participating in the loan program may be designated by the Plan Administrator from time to time. The requirement of subsection (a) above shall be deemed satisfied in the case of a Participant who is not currently employed if the Participant is a party in interest within the meaning of ERISA section 3(14). For purposes of subsection (c) above, the time of default shall be determined under Section 7.9

     7.2 Application Procedure: A Participant shall apply for a loan by calling into the telephone system established by the Plan Administrator and providing the requested information ("Telephone Application"). As soon as practicable after the Participant's Telephone Application, the Plan Administrator shall send such Participant a promissory note, an authorization form for withholding loan payments from the Participant's pay, a document granting the Plan a security interest in the Participant's Plan account, and any other documents the Plan Administrator deems appropriate ("Application Forms"). The promissory note shall state the amount and term of the loan, the applicable interest rate and repayment schedule, and other information as determined by the Plan Administrator. To complete the application, the Participant must properly fill out, sign and return the Application Forms so that they are received by the Plan Administrator within 30 days of the date of the Application Forms are prepared by the Plan. The Plan Administrator shall approve a Participant's loan application if the Participant:

     (a) is eligible for a loan pursuant to Article 7.1,

     (b) has properly completed and timely returned the Application Forms, and

     (c) is requesting a loan that meets the terms of this Article VII and the summary plan description for this Plan.

An approved loan will be disbursed as soon as practicable after the Plan Administrator has received the Application Forms from the Participant.

     7.3 Loan Amount: A Plan loan shall not be less than $1,000 nor, when aggregated with all other outstanding loans to such borrowing Participant from qualified retirement plans of the Company and any affiliated companies, exceed the least of (rounded down to the nearest hundred):

     (a) $50,000 (reduced by the excess of (i) the Participant's highest outstanding loan balance during the preceding one-year period ending on the day before the date the loan was made, over (ii) the outstanding balance of loans from the Plan on the date the loan is made);

     (b) 50% of the Participant's account balance under the Plan;

                                     VII-1

     (c) 100% of the value of the Participant's investments in the following "Core" Funds: Tricon Common Stock, Security Plus, Equity-Index and Equity Income; or

     (d) the maximum loan amount that can be amortized by the Participant's net pay (determined under Section 7.8).

The value of the Participant's account balance and investment in the Core Funds shall be based on the market values of such items at the time of the Participant's Telephone Application or the issuance of the loan, whichever is less.

     7.4 Maximum Number of Outstanding Loans and Refinancing:

     (a) A Participant shall not have more than one loan outstanding from the Plan at any time. Subject to subsection (b), no loan may be made to a Participant until the repayment of any previous loan to such Participant.

     (b) A Participant with an outstanding loan from the Plan is eligible to apply for a refinanced loan, provided the refinanced loan is issued at least two years (six months, effective as soon as practicable after October 20, 1995) after issuance of the outstanding loan. A refinanced loan shall meet all the requirements for a loan set forth in this Article VII. Its proceeds shall first be applied to repay the balance of the outstanding loan, with any remainder payable to the Participant as cash. The interest rate, fees, term and repayment schedule applicable to a refinanced loan shall be determined without reference to the original loan.

     7.5  Effect  on  Participant's   Investment:  A  loan  shall  constitute  a
segregated  investment  solely  of the  Account  of the  borrowing  Participant.

     (a) When initially made, a loan shall be funded from the borrowing Participant's Core Fund investments, prorated based on the Participant's balance in each Core Fund.

     (b) All repayments of principal and related interest and any gains and losses on a loan shall be credited to the borrowing Participant's account. Loan repayments shall be invested in accordance with the Participant's current investment direction for Salary Deferral Contributions. If the Participant does not have an investment direction in effect on the date of the Participant's Loan Application, the Participant must provide an investment direction as part of his loan application. When a selected investment is no longer available, or when otherwise necessary, loan repayments shall be invested in the manner specified by the Plan Administrator from time to time.

     (c) A loan shall be adequately secured at all times. All loans are secured by the portion of the borrowing Participant's Account that is invested in the Participant's loan. If the principal amount of a loan immediately after its issuance does not exceed 50 percent of the Participant's Account as of such time, the loan shall be deemed adequately secured at all times hereunder.

     7.6 Fees. Following the issuance of a loan, the borrowing Participant shall pay a one-time origination fee. For each month or part thereof the loan remains outstanding the borrowing Participant shall pay a monthly administration fee. Such fee shall be deducted from the Participant's Account at the end of the applicable month. They shall be charged against the position of the Account that is not invested in the loan, in accordance with rules adopted by the Plan Administrator. The fees applicable to a Participant's loan shall be determined on the date of the Participant's Telephone Application and shall not change while such loan is outstanding.

                                     VII-2

     7.7 Interest Rate. Plan loans shall bear a reasonable rate of interest that provides the Plan with a return commensurate with the interest rates charged by persons in the business of lending money for loans which would be made under similar circumstances as part of a similar nationwide loan program. To this end, the Plan Administrator shall adopt rules and procedures for redetermining on a monthly basis the interest rate applicable to new Plan loans. The interest rate for any loan shall be fixed for the period of the loan and shall be determined as of the date of the related Telephone Application. No interest rate shall be less than the applicable federal rate in effect under Section 1274(d) of the Code, as of the day on which the loan was initiated, compounded annually.

     7.8 Term and Repayment.

     (a) Term. Subject to subsections (c) through (e), the term of a loan shall be not less than 1 year nor greater than 4 years, measuring from the date of issuance.

     (b) Repayment. Subject to subsections (c) through (e), a borrowing Participant shall repay his outstanding loan by making substantially level amortization payments at the interval determined by the Plan Administrator. When a Participant is receiving net pay, this shall be the interval of the Participant's regular payroll checks from the Employer, and loan repayments (and any outstanding loan amounts that are due and payable) shall be withheld from the Participant's net pay to the extent possible. For this purpose, "net pay" shall mean a Participant's pay from an Employer, reduced by applicable taxes and such other payroll deductions that are accorded priority by the Plan Administrator. Notwithstanding the preceding provisions, direct payment to the Plan Administrator shall be required in the case of a Participant who is on an authorized leave of absence or long term disability, or a Participant who becomes a foreign service employee. For purposes of this subsection, a loan is not considered outstanding following its default.

     (c) Prepayment. A Participant may prepay his entire outstanding loan balance without penalty after first notifying the Plan Administrator. Upon notification, the Plan Administrator shall make the necessary administrative arrangements to permit repayment and shall advise the Participant of the payment-in-full amount and its due date. No partial prepayments are permitted, and no payment-in-full amount will be accepted after its due date.

     (d) Terminating Employees. Notwithstanding subsections (a) and (b), an outstanding loan shall become immediately due and payable in full if the borrowing Participant retires, dies or otherwise terminates employment. For purposes of this subsection, a Participant's employment shall be deemed to continue: (1) while he is receiving long term disability benefits and making loan repayment directly to the Plan Administrator, or (2) while he is repaying his loan through payroll deduction from salary continuation or other similar payments.

     (e) Termination of Loan Program. In the event the Plan terminates or the portion of the Plan applicable to a Participant terminates, the Participant's loan shall become due and payable in full immediately.

     7.9 Loan Default. A loan shall be in default if:

     (a) the borrowing Participant is delinquent on more than 12 weeks of scheduled loan repayment amounts;

     (b) the loan becomes due and payable and the Participant fails to pay the outstanding principal amount plus accrued interest within 60 days;

                                     VII-3

     (c) the term of the loan has been extended to more than 56 months as a result of the Participant's failure or inability to make timely loan payments; or

     (d) there occurs such other circumstances as the Plan Administrator considers to be a default in order to protect the interests of the Plan.

A default on a Plan loan occurs on the date the first of the preceding conditions is met. If a default on a Participant's Plan loan occurs, the Plan shall have the right to foreclose on the Participant's security interest in his Account, and shall do so on or after the first distributable event for such Participant described in Article VI (other than a hardship distribution event pursuant to Section 6.3(a)).

     7.10 Nondiscrimination. Loans shall be made available to all Participants who meet the requirements set forth in section 7.1 on a reasonably equivalent basis, except that the Plan Administrator may make reasonable distinctions based on other obligations of the Participant, state law requirements affecting payroll deductions and other factors that may adversely affect the ability to assure repayment through payroll deduction. The Plan Administrator may refuse a requested loan where it determines that timely repayment of the loan through payroll deduction is not assured.

     7.11  Collins  Food  International,   Inc.  With  respect  to  a  borrowing
Participant: (i) who was employed by Collins Food International, Inc. before becoming employed by Kentucky Fried Chicken Corporation and (ii) who has a loan outstanding under the Plan, the provisions of this Article VII shall apply. In addition, the terms of the promissory note for such outstanding loan shall govern to the extent not in conflict with this Plan or applicable federal law.

     7.12 Miscellaneous.

     (a) Additional Documentation. A Participant shall execute any additional documents as required by the Plan Administrator that correct ministerial errors in the Application Forms, or that are required for proper administration of the loan.

     (b) Agent of Plan Administrator. The Plan Administrator may designate an exclusive agent for purposes of administration of some or all of the loan program, and to such extent any references in this Article VII to the Plan Administrator shall mean the designated agent.

     (c) Power to Amend Outstanding Loans. It is specifically intended that the Company's power to amend the Plan set forth in Article XI applies to loans from this Plan that are outstanding (including loans in default) at the time of the amendment.

                                     VII-4

                                  ARTICLE VIII
                          Determination of Beneficiary

A Participant's Beneficiary under the Plan shall be determined in accordance with this Article. In the event of a Participant's death, any interest of the Participant in the Plan shall be payable to such Beneficiary in accordance with
Section 6.2.

     8.1 Certain Married Participants: A Participant's Beneficiary shall be determined in accordance with this Section if: (i) the Participant is married on the date of his death, and (ii) the Participant is credited with at least one Hour of Service after August 22, 1984.

     (a) Deaths After November 13, 1984:

          (1) Qualified Designations: If a Participant covered by this section dies after November 13, 1984, and has a Qualified Designation (as hereinafter defined) in effect on the date of his death, then such Participant's Beneficiary shall be the person or persons designated by the Participant in the most recent Qualified Designation on file with the Plan Administrator. For purposes of this subsection, a "Qualified Designation" is any Designation of Beneficiary form filed by a Participant which names someone other than the Participant's spouse as a primary beneficiary, and which meets the requirements of subparagraphs (i) or (ii) below:

               (i) A Participant's Designation of Beneficiary form meets the requirements of this subparagraph if:

                    (A) such  designation  is  consented  to in  writing  by the spouse to whom the Participant is married on the date of his death,

                    (B) the  spouse's  consent  acknowledges  the  effect of the designation,

                    (C) the spouse's  consent is witnessed by a notary public or an official designated by the Plan Administrator, and

                    (D) the designation is signed by the Participant and satisfies any other requirements which are prescribed by the Plan Administrator.

               (ii) A Participant's Designation of Beneficiary form meets the requirements of this subparagraph if:

                    (A) at the time such form is filed, it is established to the satisfaction of the Plan Administrator (or its authorized representative) that the consent required under subparagraph (i) may not be obtained because the Participant's spouse cannot be located or because of such other circumstances as may be specified by Internal Revenue Service Regulations,

                    (B) the Participant is legally  separated or the Participant has been abandoned (within the meaning of local law) and (I) the Participant has a court order to such effect, and (II) there is no qualified domestic relations order (within the meaning of Code section 414(p)) which requires spousal consent to the Participant's elections covered by this section, and

                    (C) the designation is signed by the Participant and satisfies any other requirements which are prescribed by the Plan Administrator.

                                     VIII-1

                    Consent  by a  spouse,  or  establishment  that  a  spouse's consent cannot be obtained, shall be effective only with respect to such individual spouse. If the spouse is legally incompetent to give consent, consent may be given by the spouse's legal guardian (even if the guardian is the Participant). Once a spouse has given consent to an election of the Participant, such consent shall be irrevocable.

          (2) No Qualified Designation: If a Participant covered by this Section dies after November 13, 1984, and does not have a Qualified Designation in effect on the date of his death, then notwithstanding any Designation of Beneficiary form the Participant may have completed, such Participant's sole Beneficiary shall be his spouse. A Participant's Qualified Designation shall not be considered to be in effect hereunder if all the Participant's designated Beneficiaries have predeceased the Participant.

     (b) Deaths Before November 14, 1984: If a Participant described in this Section dies before November 14, 1984, then notwithstanding any Designation of Beneficiary form the Participant may have completed, such Participant's Beneficiary for one-half of his interest in the Plan shall be such Participant's spouse. If the amount payable to the Participant's spouse pursuant to the preceding sentence would exceed $3,500, then notwithstanding any other provision contained herein, such one-half of the Participant's interest shall be payable to the spouse as a life annuity unless the spouse consents in writing to the distribution of such amount as a lump sum. The remaining one-half of the Participant's interest in the Plan shall be payable to the Participant's Beneficiary determined in accordance with Section 8.2 (as if such Section applied with respect to the Participant).

     8.2 Other Participants: A Participant's Beneficiary shall be determined in accordance with this Section if: (i) the Participant is not married on the date of his death, or (ii) the Participant is not credited with an Hour of Service after August 22, 1984.

     (a) Except as provided in subsections (b) and (c) below, the Beneficiary of a Participant covered by this Section shall be the person or persons designated by the Participant on the most recent Designation of Beneficiary form on file with the Plan Administrator. A Designation of Beneficiary form shall not be taken into account under this section unless it has been signed by the Participant.

     (b) In the case of a Participant covered by this Section who is married at death, any Designation of Beneficiary form executed by such Participant after December 31, 1984 shall not be effective hereunder unless such form meets the requirements of Section 8.1(a)(1)(i) or (ii).

     (c) In the event benefits became payable upon the death of a Participant described in this Section and no Beneficiary has been properly designated as provided in subsections (a) and (b), or if all such designated Beneficiaries shall have predeceased the Participant, then the Participant's sole Beneficiary hereunder shall be his estate.

                                     VIII-2

                                   ARTICLE IX
                                 Administration

     9.1  Allocation  of  Responsibility  Among  Fiduciaries  for Plan and Trust
Administration: The Fiduciaries shall have only those specific powers, duties, responsibilities, and obligations as are specifically given them under this Plan or the Trust instrument. The Plan Administrator shall have the sole responsibility for the administration of the Plan, which responsibility is specifically described in this Plan and the Trust instrument, except where an agent is appointed to perform administrative duties as specifically agreed to by the Plan Administrator and the agent. Subject to Section 5.2(c)(1), the Trustee shall have the sole responsibility for the administration of the Trust and the management of the assets held under the Trust as specifically provided in the Trust instrument, except where an investment manager has been appointed or as provided otherwise in the Trust instrument. Each Fiduciary warrants that any directions given, information furnished, or action taken by it shall be in accordance with the provisions of the Plan or the Trust instrument, as the case may be, authorizing or providing for such direction, information or action. Furthermore, each Fiduciary may rely upon any direction, information or action of another Fiduciary as being proper under this Plan or the Trust, and is not required under this Plan or the Trust instrument to inquire into the propriety of any direction, information or action. It is intended under this Plan and the Trust instrument that each Fiduciary shall be responsible for the proper exercise of its own powers, duties, responsibilities and obligations under this Plan and the Trust instrument and shall not be responsible for any act or failure to act of another Fiduciary. No Fiduciary guarantees the Trust in any manner against investment loss or depreciation in asset value.

     9.2 Administration: The Plan shall be administered by the Plan Administrator which may appoint or employ individuals to assist in the administration of the Plan and which may appoint or employ any other agents it deems advisable, including legal counsel, actuaries and auditors to serve at the Plan Administrator's direction. All usual and reasonable expenses of maintaining, operating and administering the Plan and the Trust, including the expenses of the Plan Administrator and the Trustee (and their agents), shall be paid from the Trust (whether directly or by reimbursement to the Company or the Employer), except to the extent the Company or the Employer elect to pay such expenses.

     9.3 Claims Procedure: The Plan Administrator, or a party designated by the Plan Administrator, shall have the exclusive discretionary authority to construe and to interpret the Plan, to decide all questions of eligibility for benefits and to determine the amount of such benefits, and its decision on such matters are final and conclusive. Any exercise of this discretionary authority shall be reviewed by a court under the arbitrary and capricious standard, (i.e., the abuse of discretion standard). If, pursuant to this discretionary authority, an assertion of any right to a benefit by a Participant or beneficiary is wholly or partially denied, the Plan Administrator, or a party designated by the Plan Administrator, will provide such claimant a comprehensible written notice setting forth:

     (a) The specific reason or reasons for such denial;

     (b) Specific reference to pertinent Plan provisions on which the denial is based;

     (c) A description of any additional material or information necessary for the claimant to submit to perfect the claim and an explanation of why such material or information is necessary; and

     (d) A description of the Plan's claim review procedure. The claim review procedure is available upon written request by the claimant to the Plan Administrator, or the designated party, within 60 days after receipt by the claimant of written notice of the denial of the claim, and includes the right to examine pertinent documents and submit issues and comments in writing to the Plan Administrator, or the designated party. The decision on review will be made within 60 days after receipt of the request for review, unless circumstances warrant an extension of time not to exceed an additional 60 days, and shall be in writing and drafted in a manner calculated to be understood by the claimant, and include specific reasons for the decision with references to the specific Plan provisions on which the decision is based.

If circumstances warrant, the Plan Administrator shall provide the claimant a written notice, prior to the end of the 90-day period for processing the claim, extending such period by up to an additional 90 days and indicating the circumstances requiring the extension and the date by which the Plan Administrator expects to render its decision. If the Plan Administrator fails to provide a comprehensible written notice stating that the claim is wholly or partially denied and setting forth the information described in (a) through (d) above within the 90-day processing period and if no extension of such 90-day period is made, the claim shall be deemed denied. Once the claim is deemed denied, the Participant shall be entitled to the claims review procedure described in subsection (d) above. Such review procedure shall be available upon written request by the claimant to the Plan Administrator within 60 days after the claim is deemed denied. Any claim referenced in this section that is reviewed by a court, arbitrator, or any other tribunal shall be reviewed solely on the basis of the record before the Plan Administrator. In addition, any such review shall be conditioned on the claimants having fully exhausted all rights under this section.

     9.4 Records and Reports: The Plan Administrator shall exercise such authority and responsibility as it deems appropriate in order to comply with ERISA and government regulations issued thereunder relating to records of Participants' service and benefits; notifications to Participants; reports to, or registration with, the Internal Revenue Service; reports to the Department of Labor; and such other documents and reports as may be required by ERISA.

     9.5 Other Administrative Powers and Duties: The Plan Administrator shall have such powers and duties as may be necessary or desirable to discharge its functions hereunder, including:

     (a) To exercise its discretionary authority to construe and interpret the Plan, decide all questions of eligibility and determine the amount, manner and time of payment of any benefits hereunder;

     (b) To prescribe procedures to be followed by Participants or Beneficiaries filing applications for benefits;

     (c) To prepare and distribute, in such manner as the Plan Administrator determines to be appropriate, information explaining the Plan;

     (d) To receive from employees and agents and from Participants such information as shall be necessary for the proper administration of the Plan;

     (e) To receive, review and keep on file (as it deems convenient or proper) reports of the financial condition, and of the receipts and disbursements, of the Trust from the Trustee;

     (f) To appoint or employ individuals or other parties to assist in the administration of the Plan and any other agents it deems advisable, including accountants, actuaries and legal counsel; and

     (g) To delegate to other persons or entities, or to designate or employ persons to carry out any of the Plan Administrator's fiduciary duties or responsibilities or other functions under the Plan.

     9.6 Rules and Decisions: The Plan Administrator may adopt such rules and procedures as it deems necessary, desirable, or appropriate. To the extent practicable, all rules and decisions of the Plan Administrator shall be uniformly and consistently applied to all Participants in similar circumstances. When making a determination or calculation, the Plan Administrator shall be entitled to rely upon information furnished by a Participant or beneficiary, the legal counsel of the Plan Administrator, or the Trustee.

     9.7 Procedures: The Plan Administrator shall keep all necessary records and forward all necessary communications to the Trustee. The Plan Administrator may adopt such regulations as it deems desirable for the administration of the Plan.

     9.8 Authorization of Benefit Distributions: The Plan Administrator shall issue directions to the Trustee concerning all benefits which are to be paid from the Trust pursuant to the provisions of the Plan, and shall warrant that all such directions are in accordance with this Plan.

     9.9 Application and Forms for Distributions: The Plan Administrator may require a Participant to complete and file with the Plan Administrator an application for a distribution and all other forms approved by the Plan Administrator, and to furnish all pertinent information requested by the Plan Administrator. The Plan Administrator may rely upon all such information so furnished it, including the Participant's current mailing address, age and marital status.

                                    ARTICLE X
                                   Trust Fund

     All contributions made by the Employers, or the Company on behalf of the Employers, under this Plan shall be paid to the Trustee and deposited in the Trust Fund or with an insurance company or a financial institution pursuant to a contract to be held and invested in accordance with the Trust instrument. Assets of other plans maintained by the Tricon Organization, which meet the requirements of Code section 401, may be commingled, for investment purposes only, through one or more master trust arrangements with the assets of this Plan. The Company shall have the right to appoint an investment manager or investment managers (as defined in section 3(38) of ERISA) to manage all or any part of the assets of the Trust Fund.

                                   ARTICLE XI
                              Amendment of the Plan

     The Company shall have the right at any time by instrument in writing, duly executed and acknowledged and delivered to the Trustee, to modify, alter or amend this Plan in whole or in part. However, except as permissible under the Code and ERISA, no amendment shall:

     (a) Reduce the amounts in any Participant's Account because of forfeiture or reduce the vested right or interest to which any Participant or Beneficiary is then entitled under this Plan;

     (b) Eliminate an optional form of benefit with respect to a Participant's Account as of the date of the amendment;

     (c) Cause or authorize any part of the Trust Fund to revert or be refunded to the Employer; or

     (d) Cause any assets of the Trust to be used for, or diverted to, purposes other than for the exclusive benefit of Participants and their Beneficiaries (other than such part as is required to pay taxes and expenses of administration).

To the extent permitted under the Code, the Company shall have the right to amend the Plan at any time, retroactively or otherwise, in such respects and to such extent as may be necessary to qualify it under existing and applicable laws and regulations in order to make available to the Employers the tax benefits associated with qualified plans, including the full deduction for tax purposes of the Employer contributions made hereunder. A participating Employer shall not have the right to amend the Plan. Notwithstanding any provision herein to the contrary, the Company may by such amendment decrease or otherwise affect the rights of Participants hereunder if, and to the extent, necessary to accomplish such purpose.

                                   ARTICLE XII
                             Termination of the Plan

     The Plan herein provided for has been established by the Company with the bona fide intention that it shall be continued in operation indefinitely. However, the Company reserves the right at any time to terminate or to partially terminate the Plan. In addition, a participating Employer may cease participation in the Plan with respect to its Employees.

     Should the Company decide to terminate the Plan, the Trustee shall be notified of such event in writing and shall proceed at the direction of the Plan Administrator to handle the assets of the Trust Fund, as follows:

     First, to the extent determined by the Plan Administrator, to pay any due and accrued expenses and liabilities of the Trust and any expenses involved in the termination.

     Second, to pay to Participants in the Plan who are active Employees affected by such termination the amount of their interest in the Trust Fund, as soon as permitted by applicable law, as determined by the Plan Administrator. If some or all of the Participants may not receive distributions of their interest at the time of such termination or cessation, the Plan Administrator may in its sole discretion direct the Trustee to segregate each such Participant's interest to a savings account, certificate of deposit, or other suitable investment for distribution at the appropriate future time.

     Notwithstanding the foregoing, the Trustee shall not be required to make any distribution from the Trust in the event the Plan is terminated until such time as the Internal Revenue Service shall have determined in writing that such termination will not adversely affect the prior qualification of the Plan.

     In the event of a termination or partial termination of this Plan instituted either by the Company or the Internal Revenue Service, or in the event of a complete discontinuance of contributions under this Plan, the right of each affected Participant to benefits accrued to the date of such termination, to the extent then funded, shall be nonforfeitable. In the case of a partial termination, this provision shall apply only to the portion of the Plan terminated and only to Participants affected by such partial termination.

                                     XII-1

                                  ARTICLE XIII
                                  Miscellaneous

     13.1 Participants' Rights; Acquittance: Except to the extent required or provided for by a mandatory law as in effect and applicable hereto from time to time, neither the establishment of the Trust hereby created, nor any modification thereof, nor the creation of any fund or account, nor the payment of any distributions, shall be construed as giving to any Participant or other person any legal or equitable right against the Employer, or any officer or employee thereof, or the Trustee or the Plan Administrator except as herein provided; nor shall any Participant have any legal right, title or interest in this Trust or any of its assets, except in the event and to the extent that amounts may actually be distributable to him hereunder, and the same limitations shall be applicable with respect to distributions upon death which may be payable to the Beneficiaries of a Participant. Under no circumstances shall the terms of employment of any Participant be modified or in any way affected hereby. This Plan and Trust shall not constitute a contract of employment nor afford any individual any right to be retained in the employ of the Employer.

     13.2 Nonalienation of Benefits:

     (a) In General: Except as provided in subsection (b) below, benefits payable under this Plan shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution, or levy of any kind, either voluntary or involuntary, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, charge or otherwise dispose of any right to benefits payable hereunder, shall be void. The Trust Fund shall not in any manner be liable for, or subject to, the debts, contracts, liabilities, engagements or torts of any person entitled to benefits hereunder.

     (b) Qualified Domestic Relations Orders: To the extent mandated by law, the Plan Administrator shall comply with a qualified domestic relations order, as defined by Code section 414(p)(1)(A), which requires that all or part of a Participant's interest in the Plan be paid to an alternate payee, i.e., the spouse, former spouse, child or other dependent of such Participant. If the Plan Administrator receives an order which purports to be a qualified domestic relations order, the Plan Administrator shall in accordance with such procedures and rules as it may establish: (i) determine the qualified status of such qualified domestic relations order under Code section 414(p)(6), and (ii) if satisfied that the qualified domestic relations order meets the requirements of Code section 414(p), direct the Trustee to comply with the qualified domestic relations order and pay amounts from the Trust Fund in accordance therewith. A qualified domestic relations order may not require the Plan to make a distribution to an alternate payee prior to the date the Participant terminates employment or, if earlier, the date the Participant attains age 50. However, the Plan may make a distribution to an alternate payee prior to such date in accordance with permissive terms of a qualified domestic relations order. Except as otherwise expressly provided in a qualified domestic relations order, no consent by a Participant or alternate payee shall be required in applying the provisions of Section 6.6 to an alternate payee's interest in the Plan. For purposes of the investment options under Article V and the determination of the amount of a distribution under Article VI, an alternate payee, with respect to his interest in the Plan, shall be treated as a Participant would with respect to his Account.

Neither the Plan, the Company, the Employer, the Plan Administrator nor the Trustee shall be liable in any manner to any person, including any Participant or Beneficiary, for complying with a domestic relations order that is considered a qualified domestic relations order in accordance with the provisions of Code section 414(p).

     13.3 Actions Involving the Trust: In any action or proceeding involving the Trust Fund, or any property constituting part or all thereof, or the administration thereof, the Company, the Employer, the Plan Administrator, and the Trustee shall be the only necessary parties and no employees or former employees of the Employer or their Beneficiaries or any other person having or claiming to have an interest in the Trust Fund or under the Plan shall be entitled to any notice or service of process.

                                     XIII-1

Any final judgment which is not appealed or appealable that may be entered in any such action or proceeding shall be binding and conclusive on the parties hereto, the Plan Administrator, the Trustee and all persons having or claiming to have any interest in the Trust Fund or under the Plan.

     13.4 [Reserved]

     13.5 Successor to the Company: In the event of the dissolution, merger, consolidation or reorganization of the Company, provision may be made by which the Plan and Trust will be continued by the successor; and, in that event, such successor shall be substituted for the Company under the Plan. The substitution of the successor shall constitute an assumption of Plan liabilities by the successor and the successor shall have all the powers, duties and responsibilities of the Company under the Plan.

     13.6 Transfer of Plan Assets: In the event of any merger or consolidation of the Plan with, or transfer in whole or in part of the assets and liabilities of the Trust Fund to another trust fund, held under any other plan of deferred compensation maintained or to be established for the benefit of all or some of the Participants of this Plan, the assets of the Trust Fund applicable to such Participants shall be transferred to the other trust fund only if:

     (a) Each Participant would, if either this Plan or the other plan then terminated, receive a benefit immediately after the merger, consolidation or transfer which is equal to or greater than the benefit he would have been entitled to receive immediately before the merger, consolidation or transfer, if the Plan had then terminated;

     (b) Resolutions of the Board of Directors of the Employer of the affected Participants, shall authorize such transfer of assets; and, in the case of the new or successor employer of the affected Participants, its resolutions shall include an assumption of liabilities with respect to such Participant's inclusion in the new employer's plan, and

     (c) Such other plan and trust are qualified under sections 401(a) and 501(a) of the Code.

     13.7 Indemnification: Unless the Board of Directors of the Company shall determine otherwise, the Company shall indemnify, to the full extent permitted by law, any employee acting in good faith within the scope of his employment in carrying out the administration of the Plan.

     13.8 Action by the Company: Any action by the Company, including any amendment authorized to be made under Article XI, shall be made by a resolution adopted by the Company's Board of Directors. In addition, any person or persons authorized by the Board may take action on behalf of the Company. Any such resolution of the Board of Directors shall be effective provided it is adopted in accordance with the bylaws (or other governing authority) of the Company. Any action taken by any other person or persons shall be effective provided it is executed in accordance with the authorization of the Board.

     13.9 Applicable Law: The provisions of the Plan shall be construed and administered according to, and its validity and enforceability shall be determined under, ERISA. In the event ERISA does not preempt state law in a particular circumstance, the laws of the State of New York shall govern.

     13.10 Interpreting the Plan: This Plan shall be interpreted in accordance with the rules of this section and Section 2.2.

                                     XIII-2

     (a) Compounds of the Word "Here": The words "hereof", "hereunder" and other similar compounds of the word "here" shall mean and refer to the entire Plan, not to any particular provision or section.

     (b) Examples: Whenever an example is provided or the text uses the term "including" followed by a specific item or items, or there is a passage having similar effect, such passages of the Plan shall be construed as if the phrase "without limitation" followed such example or term (or otherwise applied to such passage in a manner that avoids limits on its breadth of application).

     (c)  Fiduciary   Discretion:   With  respect  to  the  powers,  duties  and
responsibilities allocated to the named Fiduciaries under the Plan, the Plan Administrator and the Trustee shall have full discretionary authority to implement and perform such powers, duties and responsibilities. Specific references in the Plan to the Plan Administrator's or the Trustee's discretion in a particular context shall create no inference that the Plan Administrator's or Trustee's discretion in any other respect, or in connection with any other provisions, is less complete or broad.

     (d) Invalid Provisions: If any provision of this Plan is, or is hereafter declared to be void, voidable, invalid or otherwise unlawful, the remainder of the Plan shall not be affected thereby.

                                     XIII-3

                                   ARTICLE XIV
                            Top-Heavy Plan Provisions

     14.1 Application: In the event that the Plan is determined to be a Top-Heavy Plan (as hereinafter defined), this Article XIV shall become effective as of the first day of the Plan Year in which the Plan is a Top-Heavy Plan.

     14.2 Definitions:

     (a) Key Employee: During any year that the Plan is a Top-Heavy Plan, an Employee (including any Beneficiary of an Employee) is a Key Employee if, at any time during the Plan Year or any of the 4 preceding Plan Years, he is (or was):

          (1)  An  officer  of  the  Employer  whose  Annual   Compensation  (as
     hereinafter defined) exceeds 50 percent of the dollar limitation in effect for such year under Code section 415(b)(1)(A);

          (2) One of the 10 employees having Annual Compensation of more than the dollar limitation in effect for such year under Code section 415(c)(1)(A), having individual ownership interests in the Employer of more than 1/2 of 1 percent, and owning the largest interests in the Employer;

          (3) A 1 percent owner of the Employer having Annual Compensation from the Employer of more than $150,000; or

          (4) A 5 percent owner of the Employer. Ownership shall be determined according to Code section 416(i)(1)(B). For purposes of paragraph (1) above, no more than 50 Employees (or if less, the greater of 3 or 10 percent of the Employees) shall be treated as officers. For purposes of paragraph (2) above, if 2 Employees have the same ownership interest, the Employee with the higher Annual Compensation shall be treated as having the larger interest. For purposes of Paragraph (1), (2) and (3), annual compensation means compensation as defined in Code section 415(c)(3), but including amounts contributed by the Employer pursuant to a salary reduction agreement which are excludable from the employee's gross income under Code section 125 or 402(a)(8).

     (b) Minimum Contribution - For a Plan Year, the lesser of 3 percent of a Participant's Annual Compensation or, if this Plan does not enable a defined benefit plan in the Required Aggregation Group (as determined below) to satisfy the requirements of Code section 401(a)(4) or 410, a percentage of a Participant's Annual Compensation equal to the percentage at which contributions are made (or required to be made) under the Plan and all other plans in the Required Aggregation Group (as defined below) for the Key Employee for whom such percentage is highest.

     (c) Top-Heavy Plan: For any Plan Year beginning after December 31, 1983, a plan that is required in such year to satisfy the requirements of Code section 416 because the aggregate of the account balances of all Key Employees in the Plan exceeds 60 percent of the aggregate of the account balances of all Participants in the Plan, such determination to be made in accordance with the procedures described in Code section 416(g) and the regulations thereunder as of the last day of the preceding Plan Year (or in the case of the first Plan Year, as of the last day of such Plan Year) (the "determination date"). For purposes of determining whether the Plan is a Top-Heavy Plan, the Plan must be aggregated with all other plans maintained by the Employer which are required to be aggregated with the Plan in order for the Plan to meet the requirements of Code sections 401(a)(4) or 410, and all other plans maintained by the Employer in which a Key Employee is a Participant (the "Required Aggregation Group"). In addition, the Plan may also be aggregated with any other plans maintained by the Employer so long as such aggregation would not prevent the aggregated

                                     XIV-2
group from satisfying the requirements of Code sections 401(a)(4) or 410 (the "Permissive Aggregation Group").

     14.3 Allocation of Minimum Contribution: For any year in which the Plan is a Top-Heavy Plan, the Minimum Contribution as defined in Section 14.2(b) hereof shall be made to the account of each Participant who is a non-Key Employee, unless the Participant accrues the defined benefit minimum required by Code section 416 for such year under a defined benefit plan maintained by the Employer. Such Minimum Contribution shall be made to the account of each non-Key Employee Participant who is employed on the last day of such Plan Year without regard to such Participant's Hours of Service during such Plan Year. The Employer and the Plan Administrator shall determine under which plan a Participant shall receive the Minimum Contribution if the Employee is a Participant in more than one plan maintained by the Employer.

     14.4 Vesting: If for any Plan Year the Plan is a Top-Heavy Plan, a Participant's vested interest in the Plan for such Plan Year and all preceding Plan Years shall not be less than as determined under the following vesting schedule:

         Years of          Vested           Forfeited
         Service           Percentage       Percentage
         -----------       ------------     -----------
         Less than 2         0%     100%
          2                          20%     80%
          3                          40%     60%
          4                          60%     40%
          5 or more                 100%      0%

If the Plan ceases to be a Top-Heavy Plan, the vesting  schedule in this Section
14.4 shall not apply, provided that any portion of the Participant's interest in the Plan that was nonforfeitable before the Plan ceases to be a Top-Heavy Plan shall remain nonforfeitable, and further provided that any Participant who has 3 or more Years of Service at the time the Plan ceases to be a Top-Heavy Plan shall have the right to elect during the Election Period (as hereinafter defined) to continue to have his vested interest determined in accordance with the vesting schedule contained in this Section 14.4.

For the purposes of this Section 14.4, Years of Service shall include service prior to the Effective Date, and shall include service during the Election Period. The Election Period shall be the period during which such Participant may make such vesting schedule election and shall begin on the date of the adoption of the amendment which changes the vesting schedule and shall end on the latest of:

     (a) The date which is 60 days after the adoption of the amendment which changes the vesting schedule;

     (b) The date which is 60 days after the effective date of the amendment which changes the vesting schedule; or

     (c) The date which is 60 days after the date such Participant is notified in writing of the amendment which changes the vesting schedule.

                                     XIV-2

                                   ARTICLE XV
                                    Signature

The above Plan is hereby adopted and approved, to be effective as of October 7, 1997 (except as otherwise indicated), this 6th day of October, 1997.


                              Tricon Global Restaurants, Inc.



                              By:  /s/ Michael Theilmann
                                   ----------------------------

                                   SCHEDULE 1

                                     TRICON
                            LONG TERM SAVINGS PROGRAM


Designated Employers for Restaurant Employees
---------------------------------------------


Part 1:

          Pizza Hut, Inc. and its domestic locations and subsidiaries,
            Except for locations formerly owned by the Herb Blankenship Franchise; Middleton Enterprises, Inc. and its subsidiaries; and Employees who work for Pizza Hut of Cincinnati); and
            Including Delops, Inc. (eff. 3/1/96); D'Angelos Sandwich Shops, Inc. (eff. 3/1/96); and Progressive Food, Inc. (eff. 3/1/96)
          Kentucky Fried Chicken  Corporation (and its domestic
          locations  and  subsidiaries   except  for  locations
          formerly owned by the Fitzpatrick Franchise)
 KFC Corporation
 KFC Enterprises, Inc.
 KFC National Management Company
 Kentucky Fried Chicken of California, Inc.
 Kentucky Fried Chicken of Southern California, Inc.
 Kentucky Fried Chicken Corporate Holdings, Ltd.
 NKFC, Inc.
 QSR, Inc.
 Taco Bell Corp. (and its domestic subsidiaries)
 Taco Bell Enterprises, Inc.
 Calny, Inc.
 Taco Bell of California, Inc.
 Taco Del Sur, Inc.
 Tenga Taco, Inc.


                                      1-1

                                    APPENDIX

The following Appendix Articles modify particular terms of the Plan as it applies to certain Employee groups. Except as specifically modified in this Appendix, the foregoing provisions of the Plan shall fully apply. In the event of a conflict between this Appendix and the foregoing provisions of the Plan, the Appendix shall govern with respect to the conflict.

                                    Article A
                                  KFC - Collins

     The terms of this Article apply to certain Plan Participants who were employees of Collins Foods International, Inc. and who were Participants in the Collins Food International, Inc. Employee Savings Plan on March 17, 1991. The effective date of this amendment is March 17, 1991, the date Collins Foods International, Inc. was merged into Kentucky Fried Chicken Corporation. As of the merger, Participants were entitled to make investment directions into the Kentucky Fried Chicken Corporation Long Term Savings Program. If no investment election was received, the Participant's account was transferred to the Security Plus Fund. The Kentucky Fried Chicken Corporation Long Term Savings Program was merged into the Tricon Long Term Savings Program effective December 31, 1991.

     A.1 Definitions: The following words and phrases as used herein, have the respective meanings set forth in this Article, unless the context clearly indicates to the contrary.

     (a) Collins: Collins Food International, Inc.

     (b) Savings Plan: Collins Food International, Inc. Employee Savings Plan.

     (c) Closing Date: March 17, 1991.

     (d) Account Balance: The amount in the account of each Participant in the Savings Plan as of the Closing Date.

     (e) Voluntary Contribution: The amount voluntarily contributed to the Savings Plan by a Participant prior to January 1, 1987.

     (f) Voluntary Contribution Account: The account of a Participant to which his Voluntary Contributions and the gains and losses thereon are credited.

     A.2 Participants Covered by this Appendix: As of the Closing Date, Employees of Collins who participated in the Savings Plan became Participants in the Kentucky Fried Chicken Corporation Long Term Savings Program if the Participant had an Account Balance in the Savings Plan as of the Closing Date. In addition, individuals described in the preceding sentence became Participants in this Plan as of December 31, 1991 if they had an account balance in the Kentucky Fried Chicken Corporation Long Term Savings Program as of December 31, 1991. Each Participant in the Savings Plan as of the Closing Date became fully vested in his Account Balance.

     A.3 Voluntary Contributions: A Participant may make withdrawals from his Voluntary Contribution Account from time to time, subject to reasonable procedures as the Plan Administrator may establish. Withdrawals of Voluntary Contributions shall consist only of the principal amount credited to the Participant's Voluntary Contribution Account.

     A.4 Plan Loans: Effective as of the Closing Date, no new plan loans shall be available under the Kentucky Fried Chicken Corporation Long Term Savings Program and this Plan and no existing loans may be renewed or extended. Plan loans that were made under the Savings Plan, and are outstanding as of the Closing Date, are expressly authorized as a permissible investment under the Kentucky Fried Chicken Corporation Long Term Savings Program and this Plan in accordance with (and subject to) the following provisions of this section.

     (a) The program of Plan loans authorized by this section shall be administered by the Plan Administrator (or its delegate).

     (b) Plan loans shall bear a reasonable rate of interest, the amount to be determined from time to time in accordance with the rules and procedures in effect under the Savings Plan on the Closing Date. The term of any loan shall be that in effect for the loan on the Closing Date.

     (c) A loan shall continue to be repaid in the manner in effect on the Closing Date, provided that interest and principal on the loan must be repaid through payroll deduction installments (not less frequently than quarterly) over a total period not to exceed 4-1/2 years (including renewals and extensions). Loan repayments shall be invested in accordance with the Participant's current investment direction for Salary Deferral Contributions. If no such election is in effect, repayments shall be invested in the manner specified by the Plan Administrator from time to time.

     (d) A loan shall be documented by such notes, evidences of indebtedness, security agreements and other instruments executed by the Participant as the Plan Administrator may require.

     (e) A loan shall constitute an investment of only amounts credited to the Account of the borrowing Participant. All gains and losses on a loan shall be credited to the borrowing Participant's Account.

     (f) A loan shall be adequately secured at all times. All loans are secured by a portion of a borrowing Participant's Account (but not more than the lesser of: (1) 50 percent of the Account, or (2) the amount of the loan). To the extent the principal amount of the loan (immediately after its origination, extension or renewal) does not exceed 50 percent of the Participant's Account at such time, the loan will be deemed to be adequately secured. Any additional loan amount must at all times be secured by other security of a type and value that would be accepted by commercial lenders for such purpose.

     (g) A loan shall be in default if the Participant fails to make any payment when due or if there occurs such other circumstances as may be prescribed by the Plan Administrator. If a loan is in default, execution on the defaulting Participant's Account shall be accomplished when and to the extent the Account is distributed to the Participant hereunder. Execution on any other security of the Participant shall be accomplished at the time deemed necessary by the Plan Administrator to prevent a loss to the Plan.

     (h) If a Participant has a Termination of Employment or dies, any loan outstanding to the Participant shall become immediately due. If the portion of a Participant's Account securing his loan otherwise becomes payable to the Participant hereunder, such loan shall become due to the extent this portion of the Account is to be distributed. In either case, the amount of the loan that is due shall be satisfied by applying against it the portion of the Participant's Account that secures the loan. In turn, such Account shall be correspondingly reduced prior to making the distribution to or on behalf of the Participant.

                                    ARTICLE B
                              KFC Hourly Employees

     The terms of this Article apply to any Employee who is employed on or after December 1, 1989 on an hourly basis by KFC Corporation; KFC Enterprises, Inc.; KFC National Management Company; Kentucky Fried Chicken International Holdings, Inc.; Kentucky Fried Chicken Corporate Holdings, Ltd.; Kentucky Fried Chicken Corporation or the Company (only with respect to those Employees of the Company who are (i) providing services in Illinois to Kentucky Fried Chicken Corporation and (ii) working under the supervision of Kentucky Fried Chicken Corporation) (collectively referred to as "KFC").

     B.1 Modifications to Article III: To determine the eligibility to participate in the Plan of an Employee covered by this Article, Section 3.1(a) shall be modified to read as follows:

     "(a) General Rule: An hourly Employee of KFC who is employed on or after December 1, 1989 shall be eligible to participate in the Plan on and after such date as follows:

          "(1) Effective for periods before July 1, 1995, if he is either a full-time hourly Employee of KFC whose Employment Commencement Date is before 1992 or a full-time hourly Employee of KFC who is coded as a shift supervisor and whose Employment Commencement Date is after 1991, or

          "(2) Effective beginning July 1, 1995, if he is an hourly Employee of KFC. Any such hourly Employee of KFC shall be considered to be described in
     Section 3.1(c) and, therefore, shall be subject to the age 21 and year of eligibility service requirements in Sections 3.2 and 3.3." In addition,
     Section 3.2(a)(2) shall read as follows with respect to individuals who are eligible Employees pursuant to this Article B:

          "(2) The following rules shall apply notwithstanding paragraph (1) above.

          "(i) For purposes of Employees eligible under Section B.1(a) of the Appendix, the election of a full-time hourly Employee of KFC whose Employment Commencement Date is before 1992 shall not be effective until he has enrolled in his Employer's One Plus program, and the election of a full-time hourly Employee who is coded as a shift supervisor and whose Employment Commencement Date is after 1991 shall not be effective until he has attained age 21 and completed one Year of Service.

          "(ii) The election of an Employee eligible under Appendix Section B.1(b) shall not be effective before the first January 1 or July 1 following his attainment of age 21 and his completion of a 12-month period (measured as described below) in which he is credited with at least 1,000 Hours of Service (referred to as a year of eligibility service). The 12-month period between the date the Employee first completes one Hour of Service and the first anniversary thereof shall be used initially to determine his eligibility to participate in the Plan; thereafter, his eligibility to participate in the Plan shall be determined by reference to whether he completes 1,000 or more Hours of Service in any Plan Year, beginning with the first Plan Year commencing after he first completes one Hour of Service. An employee who completes 1,000 or more Hours of Service in both the initial 12-month eligibility computation period and the first Plan Year commencing after he first completes one Hour of Service shall be credited with two years of eligibility service for purposes of this section. Effective as soon as practicable after September 30, 1995, the term payroll date shall replace January 1 or July 1 in the first sentence of this subparagraph."

     B.2 Modifications to Section 4.1: For purposes of determining the deferral amount in the case of an Active Participant who is covered by this Article, subsections (a), (d) and (e) of Section 4.1 shall read as follows:

     "(a)  Deferral  Amount:  Subject  to the  limitations  established  by this
Article IV, each active Participant may defer in any Plan Year up to $60 of his Eligible Pay per pay period, in accordance with such rules and regulations as may be established by the Plan Administrator. In the event that a Participant elects to defer a portion of his Eligible Pay under the Plan, it will be designated for contribution by the Employer to the Trust on behalf of the Participant, and for deposit in his Salary Deferral Account. All amounts deposited to a Participant's Salary Deferral Account shall at all times be fully vested."

     "(d) Election  Procedures:  An election made pursuant to subsection  (b) or
(c) above shall be in the manner specified by the Plan Administrator. Any election shall specify the amount of the deferral desired as a whole dollar amount, subject to the limitation in subsection (a) above. The Plan Administrator, in its discretion, may give no effect to an election that does not meet minimum standards for completeness and accuracy as the Plan Administrator may establish."

     "(e) Payroll Deductions: A Participant's Salary Deferral Contributions shall be withheld from his Eligible Pay through automatic payroll deductions. Salary Deferral Contributions may not be withheld after they have been actually or constructively received by the Participant."

                                    ARTICLE C
                               Pizza Hut Employees

     The terms of this Article apply to any Employee who is: (a) employed on an hourly basis by Pizza Hut, Inc. or its domestic restaurant locations and restaurant subsidiaries (collectively referred to as "Pizza Hut"), or (b) employed by Delops, Inc., D'Angelos Sandwich Shops, Inc. or Progressive Food, Inc. (restaurant subsidiaries of Pizza Hut which are collectively referred to as "D'Angelos"). Such Employees are eligible to participate in this Plan only as provided in this Article C.

     C.1 Modifications to Section 3.1(a), Pre-1996: Effective for periods before January 1, 1996, to determine the eligibility to participate in the Plan of an Employee covered by this Article, Section 3.1(a) shall be modified to read as follows:

     "(a) General Rule: Effective for periods before January 1, 1996, any hourly Employee of Pizza Hut (other than a D'Angelos employee) who is either:

          "(1) Currently eligible to enroll in his Employer's Benefits Plus program, or

          "(2) Effective January 1, 1993 through December 31, 1995, employed in any of the following states: Alabama, Alaska, Arizona, Arkansas, California, Colorado, District of Columbia, Florida, Georgia, Idaho, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia or Wyoming, shall be eligible to participate in the Plan while he is a participant in the Pizza Hut Hourly Employees Retirement Plan, i.e., not before he attains age 21 and completes 1,000 hours of service."

     C.2  Modifications  to  Section  3.1(a) for  Hourly  Employees,  Post-1995:
Effective on and after January 1, 1996, to determine the eligibility to participate in the Plan of hourly Employees of Pizza Hut (including D'Angelos for periods prior to its sale), Section 3.1(a) shall be modified to read as follows:

     "(a) General Rule: Effective on and after January 1, 1996, any hourly Employee of Pizza Hut shall be eligible to participate in the Plan only as follows:

          "(1) Any such Employee who is currently eligible to enroll in his Employer's Benefits Plus program shall be eligible to participate in the Plan;

          "(2) Any such Employee:

               "(i) Who is an hourly Employee of Pizza Hut as of January 1, 1996, and

               "(ii) Who has an Account balance in the Plan on such date, shall be eligible to participate in the Plan, but only through the date his employment with Pizza Hut first terminates on or after January 1, 1996.

          "(3) Effective March 1, 1996, any such Employee:

               "(i) Who is employed by D'Angelos on March 1, 1996, and

               "(ii) Who has an account balance in the D'Angelos, Inc. Profit Sharing/401(k) Plan ("D Plan") on such date, shall be eligible to participate in the Plan, but only through the date his employment with Pizza Hut first terminates on or after March 1, 1996."

     C.3  Modifications  to Section  3.1(a) for  D'Angelos  Salaried  Employees:
Effective March 1, 1996, salaried Employees of D'Angelos shall be eligible to participate in the Plan on the same terms and conditions as other Pizza Hut salaried employees (for periods prior to the sale of D'Andelos). Thus, a D'Angelos salaried Employee shall be eligible for SaveUp to the same extent that he would be if D'Angelos were a participating employer in Pizza Hut Benefits Plus.

     C.4 Special Provisions Governing D'Angelos Employees: The D Plan shall be merged into this Plan effective as soon as administratively convenient after adoption of this provision ("Merger Date").

     (a) Initial Accounts: Effective as of the Merger Date, each Employee who has an account balance under the D Plan ("D Plan Balance") immediately before the merger: (1) shall become fully vested in his D Plan Balance, and (2) shall have his Salary Deferral Account credited with the amount realized upon liquidation of the portion of his D Plan Balance not invested as an Employee loan ("liquidation amount"), as well as the value of any loan to the Employee that is outstanding on the Merger Date. If prior to the Merger Date the Employee directs the Plan Administrator how to invest the liquidation amount (and the direction meets the Plan Administrator's requirements), then this amount shall be invested in accordance with the Employee's direction as soon as practicable after the merger. If no such investment direction is received, then this amount shall be invested in the Security Plus Fund as soon as practicable after the merger. Thereafter, investment changes may be made in accordance with the Plan's usual rules.

     (b) Loans: If an Employee has a loan outstanding from the D Plan immediately prior to the merger, such loan shall thereafter be subject to the provisions of Article VII that apply to already outstanding loans except as follows.

          (1) Section 7.3 shall not apply.

          (2) The administration fees applicable under Section 7.6 shall not exceed and shall not be charged more frequently than permissible under the Employee's pre-merger loan agreement and the related D Plan terms ("loan agreement").

          (3) Notwithstanding Section 7.7, the interest rate shall be based on the loan agreement.

          (4) Subject to Section 7.8(e), the term and repayment procedures shall be based on the loan agreement. Section 7.8(a), (b) and (d) shall not apply.

          (5) Notwithstanding Section 7.9(a), (b) and (c), a loan covered by this subsection shall be in default as of the earliest of the following:
     (i) the time applicable under Section 7.9(d), (ii) the date applicable under the loan agreement, or (iii) immediately before a distribution is made to the Employee.

                                    ARTICLE D
                              SPINOFF FROM PEPSICO

     This Article sets forth provisions that apply in connection with the Company's spinoff from PepsiCo, Inc.

     D.1 Definitions: When used in this Article, the following underlined terms shall have the meanings set forth below. Except as otherwise provided in this Article, all terms that are defined in Article II of the Plan shall have the meaning assigned to them by Article II.

     (a) 1997 Agreement: The 1997 Employee Programs Agreement between PepsiCo and Tricon (dated as of August 26, 1997).

     (b) Distribution Date: The "Distribution Date" as that term is defined in the 1997 Separation Agreement between PepsiCo and Tricon.

     (c) PepsiCo Account Holder: A Participant who had an interest in the PepsiCo Capital Stock Account under the Prior Plan immediately prior to the Effective Date.

     (d) Transferred Individual: A "Transferred Individual" as that term is defined in the 1997 Agreement.

     (e) Transition Individuals: A "Transition Individual" as that term is defined in the 1997 Agreement.

     D.2 Assumption of Benefits and Liabilities. Effective as of the beginning of the day on the Effective Date, all interests in the Prior Plan of (and Prior Plan liabilities with respect to) Transferred Individuals shall be assumed by this Plan.

     (a) In the case of a Transferred Individual, effective as of the beginning of the day on the Effective Date, his Account shall be credited with the amount that stood to his credit under the Prior Plan immediately prior to the Effective Date, and the allocation of this amount to investment options under this Plan shall mirror the allocation then in effect for the Transferred Individual under the Prior Plan.

     (b) Any deferral election made under the Prior Plan for a Transferred Individual shall be carried over and continued under this Plan. Any designation to have some or all of a deferral invested in the PepsiCo capital stock account under the Prior Plan shall be converted to a designation for investment in a investment option under this Plan (other than the PepsiCo Capital Stock Account) which is designated by the Plan Administrator for this purpose.

     D.3 PepsiCo Capital Stock Fund. As of the Effective Date, the Plan Administrator shall establish a temporary investment option under the Plan, the PepsiCo Capital Stock Fund. Participant shall have any rights as a shareholder of PepsiCo capital stock on account of an interest in the PepsiCo Capital Stock Account that are comparable to those granted with respect to Tricon Common Stock under the Tricon Common Stock Fund.

     (a) Valuation and Loans: A Participant's interest in the PepsiCo Capital Stock Account is valued as of a Valuation Date in a manner comparable to how the Tricon Common Stock Fund is valued. Loans are permitted from the PepsiCo Capital Stock Fund to the same extent as they are permitted from the Tricon Common Stock Fund.

     (b) Investment Reallocations. A PepsiCo Account Holder may reallocate amounts standing to his credit under the PepsiCo Capital Stock Fund to other investment options under the Plan that are available for this purpose. No Participant may reallocate amounts into the PepsiCo Capital Stock Fund.

     (c) Termination of the PepsiCo Capital Stock Account. Effective as of the end of the day on December 31, 1998 (or such later date as the Plan Administrator shall specify), the PepsiCo Capital Stock Fund shall cease to be available under the Plan. Any amount under the Plan still standing to the credit of a PepsiCo Account Holder on such date shall automatically be reallocated to the investment option designated for this purpose by the Plan Administrator unless the Participant selects a different replacement option in accordance with such requirements as the Plan Administrator may apply.

     D.4 Employment Transfers by Transition Individuals. This section shall apply to individuals who transfer between Tricon and PepsiCo under circumstances that cause them to be Transition Individuals.

     (a) If a Participant, who is a Transition Individual, is transferred to PepsiCo, such transfer to PepsiCo shall not be considered a termination of employment or other event that could trigger distribution of the Participant's interest in the Plan. In this case, the Participant's interest in the Plan (and all Plan liabilities with respect to the Participant) shall be transferred to the PepsiCo Long Term Savings Plan. This transfer shall constitute a complete payout of the Participant's Account for purposes of determining who is a Participant or Beneficiary under the Plan.

     (b) If a Transition Individual, who is a participant in the PepsiCo Long Term Savings Plan, is transferred from PepsiCo to Tricon, this Plan shall accept a transfer of such Transition Individual's interest in the PepsiCo Long Term Savings Plan, and the amount transferred shall become the initial balance in the Transition Individual's Account hereunder. To the extent that any investment option available under the PepsiCo Executive Income Deferral Program is not also available under this Plan, the Plan Administrator shall adopt rules for reallocating the transferred amount to investment options under this Plan. Otherwise, the allocation of this amount to investment options under this Plan shall mirror the allocation then in effect for the Transition Individual under the PepsiCo Long Term Savings Plan.

                                                                   EXHIBIT 10.13









                                     DRAFT


                                     TRICON

                               RESTAURANT DEFERRED

                                COMPENSATION PLAN









                          As Effective October 7, 1997

                                     TRICON
                      RESTAURANT DEFERRED COMPENSATION PLAN

                                TABLE OF CONTENTS



ARTICLE I:  INTRODUCTION AND ESTABLISHMENT.............................1


ARTICLE II:  DEFINITIONS...............................................2

         2.1  Account..................................................2
         2.2  Base Compensation........................................2
         2.3  Beneficiary..............................................2
         2.4  Bonus Compensation.......................................2
         2.5  Code.....................................................2
         2.6  Company..................................................2
         2.7  Deferral Subaccount......................................2
         2.8  Discount Stock Subaccount................................2
         2.9  Effective Date...........................................2
         2.10  Election Form...........................................3
         2.11  Employee................................................3
         2.12  Employer................................................3
         2.13  ERISA...................................................3
         2.14  Fair Market Value.......................................3
         2.15  Participant.............................................3
         2.16  Plan....................................................3
         2.17  Plan Administrator......................................3
         2.18  Plan Year...............................................3
         2.19  Prior Plan..............................................3
         2.20  Retirement..............................................3
         2.21  Risk of Forfeiture Account..............................4
         2.22  Termination of Employment...............................4
         2.23  Tricon..................................................4
         2.24  Valuation Date..........................................4

ARTICLE III:  PARTICIPATION............................................5

         3.1  Eligibility to Participate...............................5
         3.2  Deferral Election........................................5
         3.3  Period of Deferral.......................................6
         3.4  Beneficiary Designation..................................7

ARTICLE IV:  INTEREST OF PARTICIPANTS..................................8

         4.1  Accounting for Participants' Interests...................8
         4.2  Vesting of a Participant's Account.......................9
         4.3  Risk of Forfeiture Accounts..............................9
         4.4  Distribution of a Participant's Account.................11
         4.5  Acceleration of Payment During Employment...............12

ARTICLE V:  PLAN ADMINISTRATOR........................................14

         5.1  Members.................................................14
         5.2  Action..................................................14
         5.3  Right and Duties........................................14
         5.4  Compensation, Indemnity and Liability...................15
         5.5  Taxes...................................................15

ARTICLE VI:  CLAIMS PROCEDURE.........................................16

         6.1  Claims for Benefits.....................................16
         6.2  Appeals.................................................16

ARTICLE VII:  AMENDMENT AND TERMINATION...............................17

         7.1  Amendments..............................................17
         7.2  Termination of Plan.....................................17

ARTICLE VIII:  MISCELLANEOUS..........................................18

         8.1  Limitation on Participant's Rights......................18
         8.2  Benefits Unfunded.......................................18
         8.3  Other Plans.............................................18
         8.4  Receipt or Release......................................18
         8.5  Governing Law...........................................18
         8.6  Adoption of Plan by Related Employers...................18
         8.7  Gender, Tense, and Headings.............................18
         8.8  Successors and Assigns; Nonalienation of Benefits.......19
         8.9  Facility of Payment.....................................19

APPENDIX

         Article A:  Spinoff From PepsiCo..............................1

                                    ARTICLE I

                                  INTRODUCTION

     Tricon Global Restaurants, Inc. (the "Company") has established the Tricon Restaurant Deferred Compensation Plan (the "Plan") to permit eligible employees to defer base pay and incentive pay.

     Except as otherwise provided, this document sets forth the terms of the Plan as in effect on October 7, 1997. As of that date, it specifies the group of employees of the Company and certain affiliated employers eligible to make deferrals, the procedures for electing to defer compensation and the Plan's provisions for maintaining and paying out amounts that have been deferred. Additional provisions applicable to certain employees are set forth in the Appendix, which modifies and supplements the general provisions of the Plan.

     The Plan is unfunded and unsecured. Amounts deferred by an employee are an obligation of that employee's individual employer. With respect to his employer, the employee has the rights of a general creditor.

                                   ARTICLE II

                                   DEFINITIONS

     When used in this Plan, the following underlined terms shall have the meanings set forth below unless a different meaning is plainly required by the context:

     2.1 Account: The account maintained for a Participant on the books of his Employer to determine, from time to time, the Participant's interest under the Plan. The balance in such Account shall be determined by the Plan Administrator. Each Participant's Account shall consist of at least one Deferral Subaccount for each separate deferral under Section 3.2. In accordance with Section 4.3, some or all of a separate deferral may be held in a Risk of Forfeiture Subaccount. The Plan Administrator may also establish such additional subaccounts as it deems necessary for the proper administration of the Plan. Where appropriate, a reference to a Participant's Account shall include a reference to each applicable subaccount that has been established thereunder.

     2.2 Base Compensation: An eligible Employee's adjusted base salary, as determined by the Plan Administrator, and to the extent paid in U.S. dollars from an Employer's U.S. payroll. For any applicable payroll period, an eligible Employee's adjusted base salary, as determined by the Plan Administrator, and to the extent paid in U.S. dollars from an Employer's U.S. payroll. For any applicable payroll period, an eligible Employee's adjusted base salary shall be determined after reductions for applicable tax withholdings, Employee authorized deductions (including deductions for SaveUp, Benefits Plus and charitable donations), tax levies, garnishments and such other amounts as the Plan Administrator recognizes as reducing the amount of base salary available for deferral.

     2.3 Beneficiary: The person or persons who a Participant properly designates, as determined by the Plan Administrator, to receive the amounts in one or more of the Participant's subaccounts in the event of the Participant's death.

     2.4 Bonus Compensation: An eligible Employee's adjusted annual incentive award under his Employer's annual incentive plan, as determined and adjusted by the Plan Administrator, and to the extent paid in U.S. dollars from an Employer's U.S. payroll. An eligible Employee's annual incentive awards shall be adjusted to reduce them for applicable tax withholdings, Employee authorized deductions (including deductions for SaveUp, Benefits Plus and charitable donations), tax levies, garnishments and such other amounts as the Plan Administrator recognizes as reducing the amount of such awards available for deferral.

     2.5 Code: The Internal Revenue Code, as amended.

     2.6 Company: Tricon Global Restaurants, Inc., a North Carolina corporation, or its successor or successors.

     2.7 Deferral Subaccount: A subaccount of a Participant's Account maintained to reflect his interest in the Plan attributable to each deferral of Base Compensation and Bonus Compensation, and earnings or losses credited to such subaccount in accordance with Section 4.1(b).

     2.8 Discount Stock Subaccount: A Risk of Forfeiture Subaccount that permits an eligible Employee to defer Bonus Compensation for investment solely in discounted phantom Tricon Common Stock, in accordance with Section 4.3.

     2.9 Effective Date: October 7, 1997..9 Effective Date

     2.10 Election Form: The form prescribed by the Plan  Administrator on which
a  Participant   specifies  the  amount  of  his  Base   Compensation  or  Bonus
Compensation to be deferred pursuant to the provisions of Article III.

     2.11 Employee:  Any person in a salaried  classification of an Employer who
(i) is receiving remuneration for personal services rendered in the employment of the Employer, (ii) is either a United States citizen or a resident alien lawfully admitted for permanent residence in the United States, and (iii) is paid in U.S. dollars from the Employer's U.S. payroll.

     2.12  Employer:  The Company  and each of the  Company's  subsidiaries  and
affiliates   that  is   currently   designated   as  an  Employer  by  the  Plan
Administrator.

     2.13 ERISA: The Employee Retirement Income Security Act of 1974, as amended.

     2.14 Fair Market Value: For purposes of converting a Participant's deferrals to Tricon Common Stock as of any date, the Fair Market Value of Tricon Common Stock is determined as the average of the high and low price on such date for Tricon Common Stock as reported on the composite tape for securities listed on the New York Stock Exchange, Inc., rounded to four decimal places. For purposes of determining the value of a Plan distribution or for reallocating amounts between phantom investment options under the Plan, the Fair Market Value of Tricon Common Stock or PepsiCo Capital Stock is determined as the closing price on the applicable Valuation Date (identified based on the Plan Administrator's current procedures) for PepsiCo or Tricon stock, whichever is applicable, as reported on the composite tape for securities listed on the New York Stock Exchange, Inc., rounded to four decimal places.

     2.15 Participant: Any Employee eligible pursuant to Section 3.1 who has satisfied the requirements for participation in this Plan and who has an Account. A Participant includes any individual who deferred compensation under the Prior Plan and for whom any Employer maintains on its books an Account for such deferred compensation as of the Effective Date. An active Participant is one who is currently deferring under Section 3.2.

     2.16 Plan: The Tricon Restaurant Deferred Compensation Plan, as it may be amended from time to time.

     2.17 Plan Administrator: The Compensation Committee of the Board of Directors of the Company, or its delegate or delegates.

     2.18 Plan Year: The 12-month period from January 1 to December 31, provided that the initial plan year shall be a short plan year that begins on the Effective Date and ends on December 31 of the same year.

     2.19 Prior Plan: The PepsiCo Restaurant Deferred Compensation Plan, as in effect for periods before the Effective Date.

     2.20 Retirement: Termination of service with the Company and its affiliates after attaining eligibility for retirement. A Participant attains eligibility for retirement when he attains at least age 55 with 10 or more years of service, at least age 65 with 5 or more years of service, or at least age 70 with 3 or more years of service (whichever occurs earliest) while in the employment of the Company or its affiliates. A Participant's service is determined under the terms of the Tricon Salaried Employees Retirement Plan.

     2.21 Risk of Forfeiture Subaccount:  The subaccount provided for by Section
4.3 to contain the portion of each separate deferral that is subject to forfeiture.

     2.22 Termination of Employement: A Participant's cessation of employment with the Company, all Employers and all other Company subsidiaries and affiliates (as defined for this purpose by the Plan Administrator). For purposes of determining forfeitures under Section 4.3 and distributing a Participant's Account under Section 4.4, the following shall apply:

     (a) A Termination of Employment shall not occur when a business unit or division of the Company that employs a Participant is sold, provided the Participant and substantially all employees of the former business unit or division remain employed by the purchaser or by its successor. Additionally, a Termination of Employment shall not occur when a subsidiary of the Company that employs a Participant is sold, provided: (i) the Participant remains employed by the purchaser or by its successor, and (ii) the Participant's interest in the Plan is carried as a liability by the purchaser or its successor through a successor arrangement. In each case, a Participant's Termination of Employment shall occur upon the Participant's post-sale cessation of employment from such purchaser or its successor (and their related organizations, as determined by the Plan Administrator).

     (b) With respect to any individual deferral, the term "Termination of Employment" may encompass a Participant's death; however, death may be considered a separate event, depending upon the convention used by the Plan Administrator with respect to such deferral.

     2.23 Tricon: Tricon Global Restaurants, Inc.

     2.24 Valuation Date: Each date as of which Participant Accounts are valued in accordance with procedures of the Plan Administrator that are currently in effect. As of the Effective Date, the Valuation Dates are March 31, June 30, September 30 and December 31. Values are determined as of the close of a Valuation Date or, if such date is not a business day, as of the close of the immediately preceding business day.

                                   ARTICLE III

                                  PARTICIPATION

     3.1 Eligibility to Participate

     (a) Eligibility Requirements. An Employee shall be eligible to defer compensation under the Plan while he is classified as a highly compensated employee within the meaning of Code Section 414(q), provided he is not classified as being in executive status. Notwithstanding the preceding sentence, from time to time the Plan Administrator may modify, limit or expand the class of Employees eligible to defer hereunder, pursuant to criteria for eligibility that need not be uniform among all or any group of Employees. During the period an individual satisfies all of the eligibility requirements of this section, he shall be referred to as an eligible Employee.

     (b) Cessation of Eligibility. An individual's eligibility to actively participate in the Plan shall cease upon the earlier of:

          (1) The date he ceases to be an Employee;

          (2) The date he is no longer classified as a highly compensated employee within the meaning of Code Section 414(q);

          (3) The date he becomes classified as in executive status; or

          (4) The date the Employee ceases to be eligible under criteria described in the second last sentence of subsection (a) above.

     (c) Active Participation. An eligible Employee shall become an active Participant on the date an amount is first withheld from his compensation pursuant to an Election Form submitted by the Employee to the Plan Administrator under Section 3.2.

     (d) Cessation of Participation. An individual, who has been an active Participant under the Plan, ceases to be a Participant on the date his Account is fully paid out.

     3.2 Deferral Election. For each Plan Year, an eligible Employee may elect to defer any whole percentage of his Base Compensation or Bonus Compensation, up to the maximum annual deferral amount established by the Plan Administrator, by filing an Election Form with the Plan Administrator. An eligible Employee must specify on his Election Form each category of compensation he seeks to defer. Any amount of Base Compensation deferred by an eligible Employee for a Plan Year will be deducted each pay period during the Plan Year for which he has Base Compensation and is an eligible Employee. The amount of Bonus Compensation deferred by an Eligible Employee for a Plan Year will be deducted from his payment under the applicable compensation program at the time it would otherwise be made, provided he remains an eligible Employee at such time.

     (a) Time of Deferral Election.

          (1) Deferrals of Base Compensation. An eligible Employee must make a deferral election for a Plan Year with respect to Base Compensation at least two months prior to the Plan Year in which the Base Compensation would otherwise be paid. However, an individual who newly becomes an eligible Employee during a Plan Year (or less than three months prior to a Plan Year) may make a deferral election with respect to Base Compensation to be paid during the balance of the current Plan Year within 30 days of the date the individual becomes an eligible Employee. Such an individual may also make an election at this time with respect to Base Compensation to be paid during the next Plan Year.

          (2) Deferrals of Bonus Compensation. An eligible Employee must make a deferral election for a Plan Year with respect to his Bonus Compensation at least six months prior to the Plan Year in which the Bonus Compensation would otherwise be paid. However, an individual who newly becomes an eligible Employee may make a deferral election with respect to his Bonus Compensation to be paid during the succeeding Plan Year so long as the deferral election is made within 30 days of the date the individual becomes an eligible Employee and prior to the first day of such succeeding Plan Year. In the first Plan Year, an eligible Employee may make a deferral election until October 31, 1997 with respect to Bonus Compensation payable in the following year.

     (b) Complete Election Form Required. To be effective, an Eligible Employee's Election Form must set forth the percentage of Base Compensation or Bonus Compensation, the investment choice under Section 4.1 (which investment choice shall be stated in multiples of one percent), the deferral period under
Section 3.3, the eligible Employee's Beneficiary designation, and any other information that may be requested by the Plan Administrator from time to time.

     (c) Election Irrevocable. An election is irrevocable once received and determined by the Plan Administrator to be properly completed. Increases or decreases in the amount or percentage a Participant elects to defer shall not be permitted during a Plan Year.

     (d) Failure to File Election Form. If an eligible Employee fails to file a properly completed and executed Election Form with the Plan Administrator by the prescribed time, he will be deemed to have elected not to defer any Base Compensation or Bonus Compensation, as the case may be, for the applicable Plan Year.

     (e) Extension of Election Period. Notwithstanding the provisions of subsections (c) and (d), to the extent necessary because of extraordinary circumstances, the Plan Administrator may grant an extension of any election period and may permit (to the extent necessary to avoid undue hardship to an eligible Employee) the complete revocation of an election with respect to future deferrals. Any such extension or revocation shall be available only if the Plan Administrator determines it shall not trigger constructive receipt of income and only upon such conditions as may be required by the Plan Administrator.

     3.3 Period of Deferral. An eligible Employee making a deferral election shall specify a deferral period on his Election Form by designating a specific payout date, one or more specific payout events, or both a date and one or more specific events from the choices that are made available to the eligible Employee by the Plan Administrator. Subject to the next sentence, an eligible Employee's elected period of deferral shall run until the earliest occurring date or event specified on his Election Form. Notwithstanding an eligible Employee's actual election, an eligible Employee shall be deemed to have elected a period of deferral of not less than:

     (a) For Base Compensation, at least until January 1 of the second Plan Year following the Plan Year during which the Base Compensation would have been paid absent the deferral (until 6 months after the Plan Year during which the Base Compensation would have been paid for deferral elections made before the Effective Date); and

     (b) For  Bonus  Compensation,  at least 2 years  after  the date the  Bonus
Compensation would have been paid absent the deferral (1 year for deferral elections made before the Effective Date);

     3.4 Beneficiary Designation. A Participant shall designate on the Election Form a Beneficiary to receive payment in the event of his death of amounts credited to his Account. To be effective, any Beneficiary designation must be in writing, signed by the Participant, and filed with the Plan Administrator prior to the Participant's death, and it must meet such other standards as the Plan Administrator shall require from time to time.

     (a) No Designation. If no designation is in effect at the time of a Participant's death or if all designated Beneficiaries have predeceased the Participant, then the Participant's Beneficiary shall be his estate.

     (b) Change in Designation. At any time, a Participant may change a Beneficiary designation for any or all subaccounts in a writing that is signed by the Participant and filed with the Plan Administrator prior to the Participant's death, and that meets such other standards as the Plan Administrator shall require from time to time.

     (c) Change in Relationship. A Beneficiary designation of an individual by name (or name and relationship) remains in effect regardless of any change in the designated individual's relationship to the Participant. A Beneficiary designation solely by relationship (for example, a designation of "spouse," that does not give the name of the spouse) shall designate whoever is the person in that relationship to the Participant at his death. An individual who is otherwise a Beneficiary with respect to a Participant's Account ceases to be a Beneficiary when all payments have been made from the Account.

                                   ARTICLE IV

                            INTERESTS OF PARTICIPANTS

     4.1 Accounting for Participants' Interests. A Participant's deferral shall be credited to his Account as soon as practicable following the date when the deferral of compensation actually occurs, as determined by the Plan Administrator. A Participant's Account is a bookkeeping device to track the value of his deferrals (and his Employer's liability therefor). No assets shall be reserved or segregated in connection with any Account, and no Account shall be insured or otherwise secured.

     (a) Deferral  Subaccounts.  Each Participant shall have a separate Deferral
Subaccount   credited  with  the  amount  of  each  separate  deferral  of  Base
Compensation or Bonus Compensation made by the Participant under the Plan.

     (b) Account Earnings or Losses. As of each Valuation Date, a Participant's Account shall be credited with earnings and gains (and shall be debited for expenses and losses) determined as if the amounts credited to his Account had actually been invested as directed by the Participant in accordance with this section (as modified by Section 4.3). The Plan provides only for "phantom investments," and therefore such earnings, gains, expenses and losses are hypothetical and not actual. However, they shall be applied to measure the value of a Participant's Account and the amount of his Employer's liability to make deferred payments to or on behalf of the Participant.

     (c) Investment Options. Each of a Participant's Subaccounts shall be invested on a phantom basis in any combination of phantom investment options specified by the Participant (or following the Participant's death, by his Beneficiary) from those offered by the Plan Administrator from time to time. The Plan Administrator may discontinue any phantom investment option with respect to some or all Accounts, and may provide for shifting a Participant's phantom investment from the discontinued option to a specified replacement option (unless the Participant selects another replacement option in accordance with such requirements as the Plan Administrator may apply).

          (1) Phantom Investment Accounts. From time to time, the Plan Administrator shall designate which of the investment options under the Company's Long Term Savings Plan ("SaveUp") shall be available as phantom investment options under this Plan. As of the Effective Date, the available phantom options are the Equity-Index Account, Equity-Income Account, Security Plus Account, and the Tricon Common Stock Account. Participant Accounts invested in these phantom options are adjusted to reflect an investment in the corresponding investment options under SaveUp. An amount deferred or transferred into one of these options is converted to phantom units in the applicable SaveUp fund of equivalent value by dividing such amount by the value of a unit in such fund on the date as of which the amount is invested in this option by the Plan Administrator. Thereafter, a Participant's interest in each such phantom option is valued as of a Valuation Date by multiplying the number of phantom units credited to his Account on such date by the value of a unit in the applicable SaveUp fund.

          (2) Tricon Common Stock Account. In no event will shares of Tricon Common Stock actually be purchased or held under this Plan, and no Participant shall have any rights as a shareholder of Tricon Common Stock on account of an interest in this phantom option. If shares of Tricon Common Stock change by reason of any stock split, stock dividend, recapitalization, merger, consolidation, spinoff, combination or exchange of shares, complete or partial liquidation or other similar corporate change, such equitable adjustment shall be made in the number of shares credited to an Account or subaccount as the Plan Administrator may determine to be necessary or appropriate.

     (d) Method of Allocation. With respect to any deferral election by a Participant, the Participant must use his Election Form to allocate the deferral in one percent increments among the phantom investment options then offered by the Plan Administrator. Thereafter, except for amounts invested in the Discount Stock Account, a Participant may reallocate previously deferred amounts in a subaccount by calling the Tricon Savings Center Line and specifying, in one percent increments, the reallocation of his Subaccount among the phantom investment options then offered by the Plan Administrator. Any such reallocation generally shall be effective beginning with the second payroll cycle following such call.

     4.2 Vesting of a Participant's Account. Except as provided in Section 4.3, a Participant's interest in the value of his Account shall at all times be 100 percent vested, which means that it will not be forfeited as a result of his Termination of Employment.

     4.3 Risk of Forfeiture Subaccounts. This section provides two separate opportunities for certain eligible Participants to invest their deferrals subject to a risk of forfeiture for certain Terminations of Employment.

     (a) Discount Stock. Beginning after the Effective Date, a Participant who is classified as a Director or a Pizza Hut Market Coach may elect to defer his Bonus Compensation for each year to a separate Discount Stock Subaccount in accordance with this subsection. For investment purposes, any such deferral shall be treated as if it were invested in the Tricon Phantom Stock Account, except that the number of phantom shares allocated to the Participant's Discount Stock Subaccount shall initially be determined by dividing his deferral amount by 75 percent of the Fair Market Value of Tricon Common Stock on the date as of which the amount is credited to the Discount Stock Account by the Plan Administrator. Only whole shares are determined. Any remaining amount (and all amounts that would be received by the Account as dividends, if dividends were paid on phantom shares of Tricon Common Stock as they are on actual shares) are credited to a dividend subaccount that is invested in the phantom Security Plus Account described in Section 4.1(c)(1).

          (1) Forfeitures. A Participant shall forfeit the entire amount credited to his Discount Stock Subaccount (as adjusted for changes in value under Section 4.1) if he has a Termination of Employment prior to the second anniversary of the date as of which his deferral was credited to the subaccount (the "Second Anniversary"). Notwithstanding the prior sentence, if the Plan Administrator determines that the Participant's termination prior to the Second Anniversary was:

               (i) An involuntary termination without cause, the amount in the subaccount shall be recalculated to equal the original amount of the Participant's deferral to the subaccount, but there shall be no other forfeiture;

               (ii) On account of total disability or death, no forfeiture shall occur;

               (iii) On account of Retirement after attaining at least age 65, no forfeiture shall occur;

               (iv) On account of  Retirement  before age 65 but on or after the first anniversary of the date as of which the deferral was credited to the Participant's his subaccount (the "First Anniversary"), no forfeiture shall occur; or

               (v) On account of Retirement before age 65 and before the First Anniversary, the amount in the subaccount shall be recalculated to eliminate a prorated portion of the total value of the discount (which shall include any related phantom stock appreciation and dividend equivalents), but there shall be no other forfeiture.

     For purposes of subparagraph (v) above, the portion of the discount that shall be eliminated shall be calculated by taking (I) the total value of the discount, multiplying it by (II) the number of days from the Participant's Termination of Employment to the First Anniversary, and dividing this product by
(III) 365.

          (2) Transfer Restrictions: Amounts deferred into a Discount Stock Subaccount must remain invested in phantom Tricon Common Stock and may not be transferred into another phantom investment.

     (b) Grandfathered Risk of Forfeiture. A Participant may elect to defer Base Compensation or Bonus Compensation to a Risk of Forfeiture Subaccount provided for in this subsection (a "Grandfathered Risk of Forfeiture Subaccount") only if: (i) he had, as of June 1, 1994, a deferred compensation subaccount under the Prior Plan maintained under a forfeiture agreement (as defined below), and (ii) he is not yet eligible to retire when the first amount would be deferred pursuant to his current risk-of-forfeiture election. A "forfeiture agreement" is an agreement with the Company, any Employer, or one of their predecessors providing that the subaccount would be forfeited if the employee terminated employment voluntarily or on account of misconduct prior to Retirement. A Participant who meets these requirements may elect under Article III to defer some or all of his eligible compensation to a Grandfathered Risk of Forfeiture Subaccount subject to the following terms.

          (1) A Grandfathered Risk of Forfeiture Subaccount will be terminated and forfeited in the event that the Participant has a Termination of Employment that is voluntary or because of his misconduct prior to the earliest of:

               (i) The end of the deferral period designated in his Election Form for such deferral;

               (ii) The date the Participant becomes eligible for Retirement; or

               (iii) The date indicated on his Election Form as the end of the risk of forfeiture condition (but not before completing the minimum risk of forfeiture period required by the Plan Administrator from time to time).

          (2) A Grandfathered Risk of Forfeiture Subaccount shall become fully vested (and shall cease to be a Risk of Forfeiture Subaccount) when:

               (i) The Participant reaches any of the dates in paragraph (1) above while still employed by the Company or one of its affiliates, or

               (ii) On the date the Participant  terminates  involuntarily  from
          his  Employer   (including  death  and  termination  for  disability),
          provided that such termination is not for his misconduct.

     (3) No amounts  credited to a Grandfathered  Risk of Forfeiture  Subaccount may be transferred to a subaccount of the Participant that is not a Grandfathered Risk of Forfeiture Subaccount. No amounts credited to a subaccount of the Participant that is not a Grandfathered Risk of Forfeiture Subaccount may be transferred to a Grandfathered Risk of Forfeiture Subaccount.

     (4) A Participant may initially direct and then reallocate his Grandfathered Risk of Forfeiture Subaccount to any of the phantom investment options under the Plan that are currently available for such direction or reallocation, whichever applies. During the period before a Grandfathered Risk of Forfeiture Subaccount ceases to be a Risk of Forfeiture Subaccount, the return under any such phantom investment option shall be supplemented as follows.

          (i) In the case of the Tricon Common Stock Account, the Participant's dividend subaccount thereunder shall be credited with an additional year-end dividend amount equal to 2 percent of the average closing price of Tricon Common Stock for the 30 business days preceding the end of the Company's fiscal year multiplied by the number of phantom shares of Tricon Common Stock credited to the Participant's Account as of the end of the year. If the Participant's subaccount was not a Grandfathered Risk of Forfeiture Subaccount for the entire year (or if the Participant reallocated amounts to the Tricon Common Stock Account after the beginning of the year), this 2 percent additional dividend will be prorated down appropriately, as determined by the Plan Administrator. In addition, the Participant's dividend subaccount shall earn interest at a rate that is 2 percent above the rate ordinarily applicable under the Prime Rate Account for the period that it is contained within a Risk of Forfeiture Subaccount.

          (ii) In the case of any other available phantom investment option, the return on each such option shall be supplemented with an additional 2 percent annual return for the period that it is held within a Grandfathered Risk of Forfeiture Subaccount (but prorated for periods of such investment of less than a year).

     4.4 Distribution of a Participant's Account. A Participant's Account shall be distributed as provided in this Section 4.4. Any Discount Stock Subaccount and the portion of any other subaccount that is invested in the Tricon Common Stock Account may be distributed, at the option of the Plan Administrator, either in the form of cash or in whole shares of Tricon Common Stock (with cash for any partial share and the value of the dividend account). All other subaccount balances shall be distributed in cash.

     (a) Scheduled Payout Date. With respect to a specific deferral, a Participant's "Scheduled Payout Date" shall be the earliest to occur date or event of those selected by the Participant for such deferral in accordance with
Section 3.3.  Notwithstanding the prior sentence, in the case of a deferral into a Discount Stock Account that (under Section 4.3(a)(1)(i)) has been recalculated to equal the original amount of the deferral in connection with an involuntary termination without cause, a Participant's Scheduled Payout Date for the recalculated amount shall be the date of such termination (or two years after the date of the deferral, if later than such termination). Unless an election has been made in accordance with subsection (b) below, the
Participant's subaccount containing the deferral shall be distributed to the Participant in a single lump sum as soon as practicable following the Scheduled Payout Date.

     (b) Valuation. In determining the amount of any individual distribution pursuant to subsection (a) above, the Participant's subaccount shall continue to be credited with earnings and gains (and debited for expenses and losses) under Sections 4.1 and 4.3 until the Valuation Date.

     (c) Limitations. The following limitations apply to distributions from the Plan.

          (1) If a Participant has elected a Scheduled Payout Date that would be after his 80th birthday, the Participant shall be deemed to have elected his 80th birthday as his Scheduled Payout Date.

          (2) If a Participant has elected to defer income, which would qualify as performance-based compensation under Code section 162(m), into a Risk of Forfeiture Subaccount, then such subaccount may not be paid out at any time while the Participant is a covered employee under Code section 162(m)(3), to the extent the Plan Administrator determines it would result in compensation being paid to the Participant in such year that would not be deductible under Code section 162(m). The payout of any such amount shall be deferred until a year when the Participant is no longer a section 162(m) covered employee. The Plan Administrator may waive the foregoing provisions of this paragraph to the extent necessary to avoid an undue hardship to the Participant. This paragraph shall apply notwithstanding any provision of the Plan to the contrary.

     (d) Upon a Participant's death, his Beneficiary shall be paid each subaccount still standing to the Participant's credit under the Plan in accordance with the terms of the Participant's payout election for such subaccount under Section 3.3.

     Except as expressly provided in this Section 4.5, no payments shall be made under this Plan prior to the date (or dates) applicable under Section 4.4.

     (a) A Participant who is suffering severe financial hardship resulting from extraordinary and unforeseeable events beyond the control of the Participant (and who does not have other funds reasonably available that could satisfy the severe financial hardship) may file a written request with the Plan Administrator for accelerated payment of all or a portion of the amount credited to his Account. A committee composed of representatives from the Company's Compensation Department and Law Department, or such other parties as the Plan Administrator may specify from time to time, shall have sole discretion to determine whether a Participant satisfies the requirements for a hardship request and the amount that may be distributed (which shall not exceed the amount reasonably necessary to alleviate the Participant's hardship).

     (b)  The  Plan   Administrator   may  adjust  the  standards  for  hardship
withdrawals from time to time to the extent it determines such adjustment to be necessary to avoid triggering constructive receipt of income under the Plan.

     (c)  A  Beneficiary   may  also  request  a  hardship   distribution   upon
satisfaction of the foregoing requirements and subject to the foregoing limitations.

     (d) When some or all of a Participant's subaccount is distributed pursuant to this section, the distribution and the subaccount shall be valued as provided by the Plan Administrator, using rules patterned after those in Section 4.4(b) above.

                                    ARTICLE V

                               PLAN ADMINISTRATOR

     5.1 Plan Administrator. The Plan Administrator is the Compensation Committee of the Company's Board of Directors (the "Committee") or its delegate or delegates, who shall act within the scope of their delegation pursuant to such operating guidelines as the Committee shall establish from time to time. The Plan Administrator is responsible for the administration of the Plan.

     5.2 Action. Action by the Committee may be taken in accordance with procedures that the Committee adopts from time to time or that the Company's Law Department determines are legally permissible.

     5.3 Right and Duties. The Plan Administrator shall administer and manage the Plan and shall have all powers necessary to accomplish that purpose, including (but not limited to) the following:

     (a) To exercise its discretionary authority to construe, interpret, and administer this Plan;

     (b) To exercise its discretionary authority to make all decisions regarding eligibility, participation and deferrals, to make allocations and determinations required by this Plan, and to maintain records regarding Participants' Accounts;

     (c) To compute and certify to the Employer the amount and kinds of payments to Participants or their Beneficiaries, and to determine the time and manner in which such payments are to be paid;

     (d) To authorize all disbursements by the Employer pursuant to this Plan;

     (e) To maintain (or cause to be maintained) all the necessary records for administration of this Plan;

     (f) To make and publish such rules for the regulation of this Plan as are not inconsistent with the terms hereof;

     (g) To delegate to other individuals or entities from time to time the performance of any of its duties or responsibilities hereunder;

     (h)  To  establish  or  to  change  the  phantom   investment   options  or
arrangements under Article IV; and

     (i) To hire agents, accountants, actuaries, consultants and legal counsel to assist in operating and administering the Plan.

The Plan Administrator has the exclusive and discretionary authority to construe and to interpret the Plan, to decide all questions of eligibility for benefits, to determine the amount and manner of payment of such benefits and to make any determinations that are contemplated by (or permissible under) the terms of this Plan, and its decisions on such matters will be final and conclusive on all parties. Any such decision or determination shall be made in the absolute and unrestricted discretion of the Plan Administrator, even if (A) such discretion is not expressly granted by the Plan provisions in question, or (B) a determination is not expressly called for by the Plan provisions in question, and even though other Plan provisions expressly grant discretion or call for a determination. In the event of a review by a court, arbitrator or any other tribunal, any exercise of the Plan Administrator's discretionary authority shall not be disturbed unless it is clearly shown to be arbitrary and capricious.

     5.4 Compensation, Indemnity and Liability. The Plan Administrator will serve without bond and without compensation for services hereunder. All expenses of the Plan and the Plan Administrator will be paid by the Employer. No member of the Committee, and no individual acting as the delegate of the Committee, shall be liable for any act or omission of any other member or individual, nor for any act or omission on his own part, excepting his own willful misconduct. The Employer will indemnify and hold harmless each member of the Committee and any individual or individuals acting as the delegate of the Committee against any and all expenses and liabilities, including reasonable legal fees and expenses, arising out of his membership on the Committee (or his serving as the delegate of the Committee), excepting only expenses and liabilities arising out of his own willful misconduct.

     5.5 Taxes. If the whole or any part of any Participant's Account becomes liable for the payment of any estate, inheritance, income, or other tax which the Employer may be required to pay or withhold, the Employer will have the full power and authority to withhold and pay such tax out of any moneys or other property in its hand for the account of the Participant. The Employer will provide the Participant notice of such withholding. Prior to making any payment, the Employer may require such releases or other documents from any lawful taxing authority as it shall deem necessary.

                                   ARTICLE VI

                                CLAIMS PROCEDURE

     6.1 Claims for Benefits. If a Participant or Beneficiary (hereafter, "Claimant") does not receive timely payment of any benefits which he believes are due and payable under the Plan, he may make a claim for benefits to the Plan Administrator. The claim for benefits must be in writing and addressed to the Plan Administrator or to the Company. If the claim for benefits is denied, the Plan Administrator will notify the Claimant in writing within 90 days after the Plan Administrator initially received the benefit claim. However, if special circumstances require an extension of time for processing the claim, the Plan Administrator will furnish notice of the extension to the Claimant prior to the termination of the initial 90-day period and such extension may not exceed one additional, consecutive 90-day period. Any notice of a denial of benefits should advise the Claimant of the basis for the denial, any additional material or information necessary for the Claimant to perfect his claim, and the steps which the Claimant must take to have his claim for benefits reviewed.

     6.2 Appeals. Each Claimant whose claim for benefits has been denied may file a written request for a review of his claim by the Plan Administrator. The request for review must be filed by the Claimant within 60 days after he received the written notice denying his claim. The decision of the Plan Administrator will be made within 60 days after receipt of a request for review and will be communicated in writing to the Claimant. Such written notice shall set forth the basis for the Plan Administrator's decision. If there are special circumstances which require an extension of time for completing the review, the Plan Administrator's decision may be rendered not later than 120 days after receipt of a request for review.

                                   ARTICLE VII

                            AMENDMENT AND TERMINATION

     7.1 Amendments. The Compensation Committee of the Board of Directors of the Company has the right in its sole discretion to amend this Plan in whole or in part at any time and in any manner; provided, however, that no such amendment shall reduce the amount credited to the Account of any Participant as of the date such amendment is adopted. Any amendment shall be in writing and adopted by the Committee or an officer of the Company who is authorized by the Committee for this purpose. All Participants shall be bound by such amendment.

     7.2 Termination of Plan. The Company expects to continue this Plan, but does not obligate itself to do so. The Company, acting by the Compensation Committee of its Board of Directors, reserves the right to discontinue and terminate the Plan at any time, in whole or in part, for any reason (including a change, or an impending change, in the tax laws of the United States or any State). Termination of the Plan will be binding on all Participants (and a partial termination shall be binding upon all affected Participants), but in no event may such termination reduce the amounts credited at that time to any Participant's Account. If this Plan is terminated (in whole or in part), amounts theretofore credited to affected Participants' Accounts may either be paid in a lump sum immediately, or distributed in some other manner consistent with this Plan, as determined by the Plan Administrator in its sole discretion.

                                  ARTICLE VIII

                                  MISCELLANEOUS


     8.1 Limitation on Participant's Rights. Participation in this Plan does not give any Participant the right to be retained in the Employer's or Company's employ (or any right or interest in this Plan or any assets of the Company or Employer other than as herein provided). The Company and Employer reserve the right to terminate the employment of any Participant without any liability for any claim against the Company or Employer under this Plan, except for a claim for payment of deferrals as provided herein.

     8.2 Unfunded Obligation of Individual Employer. The benefits provided by this Plan are unfunded. All amounts payable under this Plan to Participants are paid from the general assets of the Participant's individual Employer. Nothing contained in this Plan requires the Company or Employer to set aside or hold in trust any amounts or assets for the purpose of paying benefits to Participants. This Plan creates only a contractual obligation on the part of a Participant's individual Employer, and the Participant has the status of a general unsecured creditor of this Employer with respect to amounts of compensation deferred hereunder. No other Employer guarantees or shares such obligation, and no other Employer shall have any liability to the Participant or his Beneficiary. In the event a Participant transfers from the employment of one Employer to another, the former Employer shall transfer the liability for deferrals made while the Participant was employed by that Employer to the new Employer (and the books of both Employers shall be adjusted appropriately).

     8.3 Other Plans. This Plan shall not affect the right of any eligible Employee or Participant to participate in and receive benefits under and in accordance with the provisions of any other employee benefit plans which are now or hereafter maintained by any Employer, unless the terms of such other employee benefit plan or plans specifically provide otherwise or it would cause such other plan to violate a requirement for tax favored treatment.

     8.4 Receipt or Release. Any payment to a Participant in accordance with the provisions of this Plan shall, to the extent thereof, be in full satisfaction of all claims against the Plan Administrator, the Employer and the Company, and the Plan Administrator may require such Participant, as a condition precedent to such payment, to execute a receipt and release to such effect.

     8.5 Governing Law. This Plan shall be construed, administered, and governed in all respects in accordance with applicable federal law and, to the extent not preempted by federal law, in accordance with the laws of the State of North Carolina. If any provisions of this instrument shall be held by a court of competent jurisdiction to be invalid or unenforceable, the remaining provisions hereof shall continue to be fully effective.

     8.6 Adoption of Plan by Related Employers. The Plan Administrator may select any corporation related to the Company by stock ownership as an Employer and permit or cause such corporation to adopt the Plan. The selection by the Plan Administrator shall govern the effective date of the adoption of the Plan by such related Employer.

     8.7 Gender, Tense, and Headings. In this Plan, whenever the context so indicates, the singular or plural number and the masculine, feminine, or neuter gender shall be deemed to include the other. Headings and subheadings in this Plan are inserted for convenience of reference only and are not considered in the construction of the provisions hereof.

     8.8 Successors and Assigns; Nonalienation of Benefits. This Plan inures to the benefit of and is binding upon the parties hereto and their successors, heirs and assigns; provided, however, that the amounts credited to the Account of a Participant are not (except as provided in Section 5.5) subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, either voluntary or involuntary, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, charge or otherwise dispose of any right to any benefits payable hereunder, including, without limitation, any assignment or alienation in connection with a separation, divorce, child support or similar arrangement, will be null and void and not binding on the Plan or the Company or Employer. Notwithstanding the foregoing, the Company reserves the right to make payments in accordance with a divorce decree, judgment or other court order as and when cash payments are made in accordance with the terms of this Plan due to the Account of a Participant and credited against such Account.

     8.9 Facility of Payment. Whenever, in the Plan Administrator's opinion, a Participant or Beneficiary entitled to receive any payment hereunder is under a legal disability or is incapacitated in any way so as to be unable to manage his financial affairs, the Plan Administrator may direct the Employer to make payments to such person or to the legal representative of such person for his benefit, or to apply the payment for the benefit of such person in such manner as the Plan Administrator considers advisable. Any payment in accordance with the provisions of this section shall be a complete discharge of any liability for the making of such payment to the Participant or Beneficiary under the Plan.

     This _____ day of ____________________, 1997, the above restated Plan is hereby adopted and approved by the Company's duly authorized officer to be effective as stated herein.


                                   TRICON, INC.



                                   By:_____________________________________



APPROVED


By:  _____________________________
        Law Department

                  TRICON RESTAURANT DEFERRED COMPENSATION PLAN

                                    APPENDIX



     The following Appendix articles modify or supplement the general terms of the Plan as it applies to certain executives.

     Except as specifically modified in the Appendix, the foregoing provisions of the Plan shall fully apply. In the event of a conflict between this Appendix and the foregoing provisions of the Plan, the Appendix shall govern with respect to the conflict.

                                    ARTICLE A

                              SPINOFF FROM PEPSICO

     This Article sets forth provisions that apply in connection with the Company's spinoff from PepsiCo, Inc.

     A.1 Definitions: When used in this Article, the following underlined terms shall have the meanings set forth below. Except as otherwise provided in this Article, all terms that are defined in Article II of the Plan shall have the meaning assigned to them by Article II.

     (a) 1997 Agreement: The 1997 Employee Programs Agreement between PepsiCo and Tricon (dated as of August 26, 1997).

     (b) Distribution Date: The "Distribution Date" as that term is defined in the 1997 Separation Agreement between PepsiCo and Tricon.

     (c) PepsiCo Account Holder: A Participant who had an interest in the PepsiCo Capital Stock Account under the Prior Plan immediately prior to the Effective Date.

     (d) Transferred Individual: A nonterminated "Transferred Individual" as that term is defined in the 1997 Agreement. For this purpose, a Transferred Individual shall be considered "nonterminated" if he is actively employed by (or on a leave of absence from and expected to return to) the Company and any of its affiliates, as of the end of the day on the Distribution Date.

     (e) Transition Individuals: A "Transition Individual" as that term is defined in the 1997 Agreement.

     (f) PepsiCo: PepsiCo, Inc., a North Carolina Corporation.

     A.2 Assumption of Benefits and Liabilities. Effective as of the beginning of the day on the Effective Date, all interests in the Prior Plan of (and Prior Plan liabilities with respect to) Transferred Individuals shall be assumed by this Plan.

     (a) In the case of a Transferred Individual, effective as of the beginning of the day on the Effective Date, his Account shall be credited with the amount that stood to his credit under the Prior Plan immediately prior to the Effective Date, and the allocation of this amount to phantom investment options under this Plan shall mirror the allocation then in effect for the Transferred Individual under the Prior Plan.

     (b) Any deferral election made under the Prior Plan for a Transferred Individual shall be carried over and continued under this Plan. Notwithstanding the prior sentence, a Transferred Individual may revise his Prior Plan deferral election for Bonus Compensation payable in 1998 by making a new election not later than October 31, 1997.

     A.3 Special PepsiCo Stock Investment Option. As of the Effective Date, the Plan Administrator shall establish a temporary phantom investment option under the Plan, the PepsiCo Capital Stock Account. In no event will shares of PepsiCo capital stock actually be purchased or held under this Plan, and no

Participant shall have any rights as a shareholder of PepsiCo capital stock on account of an interest in the PepsiCo Capital Stock Account.

     (a) Valuation and Adjustment: A Participant's interest in the PepsiCo Capital Stock Account is adjusted to reflect an investment in the corresponding investment option under SaveUp. An amount deferred or transferred into this account is converted to phantom units in the applicable SaveUp fund of equivalent value by dividing such amount by the value of a unit in such fund on the date as of which the amount is invested in this option by the Plan Administrator. Thereafter, a Participant's interest in the account is valued as of a Valuation Date by multiplying the number of phantom units credited to his Account on such date by the value of a unit in the applicable SaveUp fund. If shares of PepsiCo capital stock change by reason of any stock split, stock dividend, recapitalization, merger, consolidation, spin-off, combination or exchange of shares, complete or partial liquidation or other similar corporate change, such equitable adjustment shall be made in the number of shares credited to an Account or subaccount as the Plan Administrator may determine to be necessary or appropriate.

     (b) Investment Reallocations. In accordance with Section 4.1(d), a PepsiCo Account Holder may reallocate amounts from his Subaccounts in the PepsiCo Capital Stock Account to other phantom investment options under the Plan that are available for this purpose. No Participant may reallocate amounts into the PepsiCo Capital Stock Account.

     (c) Termination of the PepsiCo Capital Stock Account. Effective as of the end of the day on December 31, 1998 (or such later date as the Plan Administrator shall specify), the PepsiCo Capital Stock Account shall cease to be available under the Plan. Any amount under the Plan still standing to the credit of a PepsiCo Account Holder on such date shall automatically be reallocated to the Security Plus Account described in Section 4.1(c)(1) unless the Participant selects a different replacement option in accordance with such requirements as the Plan Administrator may apply.

     A.4 Employment Transfers by Transition Individuals. This section shall apply to individuals who transfer between Tricon and PepsiCo under circumstances that cause them to be Transition Individuals.

     (a) If a Participant, who is a Transition Individual, is transferred to PepsiCo, such transfer to PepsiCo shall not be considered a Termination of Employment or other event that could trigger distribution of the Participant's interest in the Plan. In this case, the Participant's interest in the Plan (and all Plan liabilities with respect to the Participant) shall remain in the Plan.

     (b) If a Transition Individual, who was a participant in the Prior Plan, is transferred from PepsiCo to Tricon, such individual shall be treated as a Transferred Individual.

     A.5 Limit on Stock Distributions. Notwithstanding that Section 4.4 permits certain distributions to be made in Tricon Common Stock, during the two year period following the Effective Date, the number of shares of Tricon Common Stock delivered or purchased under this Plan (when aggregated with shares of Tricon Common Stock delivered or purchased under other plans or programs of the Company) shall at all times be less than the number of shares that would result in PepsiCo not having "control" of Tricon (immediately before distribution of Tricon Common Stock to PepsiCo's shareholders) within the meaning of Sections 355(a)(1)(A) and 368(c) of the Internal Revenue Code.

                                                                   EXHIBIT 10.14











                                     TRICON

                            PENSION EQUALIZATION PLAN

                                      (PEP)





                          As Effective October 7, 1997

                        TRICON PENSION EQUALIZATION PLAN

                                Table of Contents

                                                                   Page No.

ARTICLE I              Foreword                                       4

ARTICLE II             Definitions and Construction
      2.1                Definitions                                  5
      2.2                Construction                                10

ARTICLE III            Participation and Service
      3.1                Participation                               12
      3.2                Service                                     12
      3.3                Credited Service                            12

ARTICLE IV             Requirements for Benefits
      4.1                Normal Retirement Pension                   13
      4.2                Early Retirement Pension                    13
      4.3                Vested Pension                              13
      4.4                Late Retirement Pension                     13
      4.5                Disability Pension                          13
      4.6                Pre-Retirement Spouse's Pension             13
      4.7                Vesting                                     14
      4.8                Time of Payment                             14
      4.9                Cashout Distributions                       14
      4.10               Coordination with Long Term Disability      14
                          Plan
       4.11              Reemployment of Certain Participants        14

ARTICLE V              Amount of Retirement Benefit
      5.1                PEP Pension                                 15
      5.2                PEP Guarantee                               16
      5.3                Amount of Pre-Retirement Spouse's Pension   18
      5.4                Certain Adjustments                         19
      5.5                Excludable Employment                       20

ARTICLE VI             Distribution Options
      6.1                Form and Timing of Distributions            21
      6.2                Available Forms of Payment                  22
      6.3                Procedures for Elections                    24
      6.4                Special Rules for Survivor Options          25
      6.5                Designation of Beneficiary                  26

ARTICLE VII            Administration
      7.1                Authority to Administer Plan                27
      7.2                Facility of Payment                         27

      7.3                Claims Procedure                            27
      7.4                Effect of Specific References               28

ARTICLE VIII           Miscellaneous
      8.1                Nonguarantee of Employment                  29
      8.2                Nonalienation of Benefits                   29
      8.3                Unfunded Plan                               29
      8.4                Action by the Company                       29
      8.5                Indemnification                             29

ARTICLE IX             Amendment and Termination
      9.1                Continuation of the Plan                    30
      9.2                Amendments                                  30
      9.3                Termination                                 30

ARTICLE X               ERISA Plan Structure                         31

ARTICLE XI              Applicable Law                               32

ARTICLE XII             Signature                                    33

APPENDIX                                                             34

ARTICLE A               Accruals for 1993 and 1994                   35

ARTICLE B               Transferred and Transition Individuals       37

                                    ARTICLE I

                                    Foreword

     The Tricon Pension Equalization Plan ("PEP" or "Plan") has been adopted by Tricon Global Restaurants, Inc. ("Tricon") for the benefit of salaried employees of the Tricon Organization who participate in the Tricon Salaried Employees Retirement Plan ("Salaried Plan"). PEP provides benefits for eligible employees whose pension benefits under the Salaried Plan are limited by the provisions of the Internal Revenue Code of 1986, as amended. In addition, PEP provides benefits for certain eligible employees based on the pre-1989 Salaried Plan formula.

     This Plan is first effective on October 7, 1997 in connection with the spinoff of Tricon from PepsiCo, Inc. This Plan is a successor plan to the PepsiCo Pension Equalization Plan.

                                   ARTICLE II

                          Definitions and Construction

     2.1 Definitions: This section provides definitions for certain words and phrases listed below. These definitions can be found on the pages indicated. Page

     (a)        Accrued Benefit                                         6
     (b)        Actuarial Equivalent                                    6
     (c)        Advance Election                                        7
     (d)        Annuity                                                 7
     (e)        Annuity Starting Date                                   7
     (f)        Authorized Leave of Absence                             8
     (g)        Code                                                    8
     (h)        Company                                                 8
     (i)        Covered Compensation                                    8
     (j)        Credited Service                                        8
     (k)        Disability Retirement Pension                           8
     (l)        Early Retirement Pension                                8
     (m)        Effective Date                                          9
     (n)        Eligible Spouse                                         9
     (o)        Employee                                                9
     (p)        Employer                                                9
     (q)        ERISA                                                   9
     (r)        Highest Average Monthly Earnings                        9
     (s)        Late Retirement Date                                    9
     (t)        Late Retirement Pension                                 9
     (u)        Normal Retirement Age                                   10
     (v)        Normal Retirement Date                                  10
     (w)        Normal Retirement Pension                               10
     (x)        Participant                                             10
     (y)        PBGC                                                    10
     (z)        PBGC Rate                                               10
     (aa)       Pension                                                 10
     (bb)       PEP Election                                            10
     (cc)       Plan                                                    11
     (dd)       Plan Administrator                                      11
     (ee)       Plan Year                                               11
     (ff)       Pre-Retirement Spouse's Pension                         11
     (gg)       Primary Social Security Amount                          11
     (hh)       Prior Plan                                              13
     (ii)       Qualified Joint and Survivor Annuity                    13
     (jj)       Retirement                                              14
     (kk)       Retirement Date                                         14
     (ll)       Retirement Pension                                      14
     (mm)       Salaried Plan                                           14
     (nn)       Service                                                 15
     (oo)       Severance from Service Date                             15

     (pp)       Single Life Annuity                                     15
     (qq)       Single Lump Sum                                         15
     (rr)       Social Security Act                                     15
     (ss)       Taxable Wage Base                                       16
     (tt)       Tricon Organization                                     16
     (uu)       Vested Pension                                          16

Where the following words and phrases, in boldface and underlined, appear in this Plan with initial capitals they shall have the meaning set forth below, unless a different meaning is plainly required by the context.

     (a) Accrued Benefit: The Pension payable at Normal Retirement Date determined in accordance with Article V, based on the Participant's Highest Average Monthly Earnings and Credited Service at the date of determination.

     (b) Actuarial Equivalent: Except as otherwise specifically set forth in the Plan or any Appendix to the Plan with respect to a specific benefit determination, a benefit of equivalent value computed on the basis of the factors set forth below. The application of the following assumptions to the computation of benefits payable under the Plan shall be done in a uniform and consistent manner. In the event the Plan is amended to provide new rights, features or benefits, the following actuarial factors shall not apply to these new elements unless specifically adopted by the amendment.

          (1) Annuities and Inflation Protection: To determine the amount of a Pension payable in the form of a Qualified Joint and Survivor Annuity or optional form of survivor annuity, or as an annuity with inflation protection, the factors applicable for such purposes under the Salaried Plan shall apply.

          (2) Lump Sums: To determine the lump sum value of a Pension, or a Pre-Retirement Spouse's Pension under Section 4.6, the factors applicable for such purposes under the Salaried Plan shall apply, except that when the term "PBGC Rate" is used in the Salaried Plan in this context it shall mean "PBGC Rate" as defined in this Plan.

          (3) Other Cases: To determine the adjustment to be made in the Pension payable to or on behalf of a Participant in other cases, the factors are those applicable for such purpose under the Salaried Plan.

     (c)  Advance  Election:  A  Participant's   election  to  receive  his  PEP
Retirement Pension as a Single Lump Sum or an Annuity, made in compliance with the requirements of Section 6.3.

     (d) Annuity: A Pension payable as a series of monthly payments for at least the life of the Participant.

     (e) Annuity Starting Date: The Annuity Starting Date shall be the first day of the first period for which an amount is payable under this Plan as an annuity or in any other form. A Participant who: (1) is reemployed after his initial Annuity Starting Date, and (2) is entitled to benefits hereunder after his reemployment, shall have a subsequent Annuity Starting Date for such benefits only to the extent provided in Section 6.3(d).

     (f) Authorized Leave of Absence: Any absence authorized by an Employer under the Employer's standard personnel practices, whether paid or unpaid.

     (g) Code: The Internal Revenue Code of 1986, as amended from time to time.

     (h) Company: Tricon Global Restaurants, Inc., a corporation organized and existing under the laws of the State of North Carolina or its successor or successors. For periods before the Effective Date, the Company under the Prior Plan was PepsiCo, Inc., a North Carolina corporation.

     (i) Covered Compensation: "Covered Compensation" as that term is defined in the Salaried Plan.

     (j) Credited Service: The period of a Participant's employment, calculated in accordance with Section 3.3, which is counted for purposes of determining the amount of benefits payable to, or on behalf of, the Participant.

     (k) Disability Retirement Pension: The Retirement Pension available to a Participant under Section 4.5.

     (l) Early Retirement Pension: The Retirement Pension available to a Participant under Section 4.2.

     (m) Effective Date: The date upon which this Plan is generally effective, October 7, 1997.

     (n) Eligible Spouse: The spouse of a Participant to whom the Participant is married on the earlier of the Participant's Annuity Starting Date or the date of the Participant's death.

     (o) Employee: An individual who qualifies as an "Employee" as that term is defined in the Salaried Plan.

     (p) Employer: An entity that qualifies as an "Employer" as that term is defined in the Salaried Plan.

     (q) ERISA: Public Law No. 93-406, the Employee Retirement Income Security Act of 1974, as amended from time to time.

     (r) Highest Average Monthly Earnings: "Highest Average Monthly Earnings" as that term is defined in the Salaried Plan, but without regard to the limitation imposed by section 401(a)(17) of the Code (as such limitation is interpreted and applied under the Salaried Plan).

     (s) Late Retirement Date: The Late Retirement Date shall be the first day of the month coincident with or immediately following a Participant's actual Retirement Date occurring after his Normal Retirement Age.

     (t) Late Retirement Pension: The Retirement Pension available to a Participant under Section 4.4.

     (u) Normal Retirement Age: The Normal Retirement Age under the Plan is age 65 or, if later, the age at which a Participant first has 5 Years of Service.

     (v) Normal Retirement Date: A Participant's Normal Retirement Date shall be the first day of the month coincident with or immediately following a Participant's Normal Retirement Age.

     (w) Normal Retirement Pension: The Retirement Pension available to a Participant under Section 4.1.

     (x) Participant: An Employee participating in the Plan in accordance with the provisions of Section 3.1.

     (y) PBGC: The Pension Benefit Guaranty Corporation, a body corporate within the Department of Labor established under the provisions of Title IV of ERISA.

     (z) PBGC Rate: The PBGC Rate is 120 percent of the interest rate, determined on the Participant's Annuity Starting Date, that would be used by the PBGC for purposes of determining the present value of a lump sum distribution on plan termination.

     (aa) Pension: One or more payments that are payable to a person who is entitled to receive benefits under the Plan.

     (bb) PEP Election: A Participant's election to receive his PEP Retirement Pension in one of the Annuity forms available under Section 6.2, made in compliance with the requirements of Sections 6.3 and 6.4.

     (cc) Plan: The Tricon Pension Equalization Plan, the Plan set forth herein, as it may be amended from time to time. The Plan is also sometimes referred to as PEP, or as the PepsiCo Pension Benefit Equalization Plan.

     (dd) Plan Administrator: The Company, which shall have authority to administer the Plan as provided in Article VII.

     (ee) Plan Year: The initial Plan Year, being a short Plan Year, shall begin on the Effective Date and shall end on December 31, 1997. Thereafter, the Plan Year shall be the 12-month period commencing on January 1 and ending on December 31.

     (ff) Pre-Retirement Spouse's Pension: The Pension available to an Eligible Spouse under Section 4.6.

     (gg) Primary Social Security Amount: In determining Pension amounts, Primary Social Security Amount shall mean:

          (1) For purposes of determining the amount of a Retirement, Vested or Pre-Retirement Spouse's Pension, the Primary Social Security Amount shall be the estimated monthly amount that may be payable to a Participant commencing at age 65 as an old-age insurance benefit under the provisions of Title II of the Social Security Act, as amended. Such estimates of the old-age insurance benefit to which a Participant would be entitled at age 65 shall be based upon the following assumptions:

               (i) That the Participant's social security wages in any year prior to Retirement or severance are equal to the Taxable Wage Base in such year, and

               (ii) That he will not receive any social security wages after Retirement or severance.

     However, in computing a Vested Pension under Formula A of Section 5.2, the estimate of the old-age insurance benefit to which a Participant would be entitled at age 65 shall be based upon the assumption that he continued to receive social security wages until age 65 at the same rate as the Taxable Wage Base in effect at his severance from employment. For purposes of this subsection, "social security wages" shall mean wages within the meaning of the Social Security Act.

          (2) For purposes of determining the amount of a Disability Pension, the Primary Social Security Amount shall be (except as provided in the next sentence) the initial monthly amount actually received by the disabled Participant as a disability insurance benefit under the provisions of Title II of the Social Security Act, as amended and in effect at the time of the Participant's retirement due to disability. Notwithstanding the preceding sentence, for any period that a Participant receives a Disability Pension before receiving a disability insurance benefit under the provisions of Title II of the Social Security Act, then the Participant's Primary Social Security Amount for such period shall be determined pursuant to paragraph
     (1) above.

          (3) For purposes of paragraphs (1) and (2), the Primary Social Security Amount shall exclude amounts that may be available because of the spouse or any dependent of the Participant or any amounts payable on account of the Participant's death. Estimates of Primary Social Security Amounts shall be made on the basis of the Social Security Act as in effect at the Participant's Severance from Service Date, without regard to any increases in the social security wage base or benefit levels provided by such Act which take effect thereafter.

     (hh) Prior Plan: The PepsiCo Pension Equalization Plan.

     (ii) Qualified Joint and Survivor Annuity: An Annuity which is payable to the Participant for life with 50 percent of the amount of such Annuity payable after the Participant's death to his surviving Eligible Spouse for life. If the Eligible Spouse predeceases the Participant, no survivor benefit under a Qualified Joint and Survivor Annuity shall be payable to any person. The amount of a Participant's monthly payment under a Qualified Joint and Survivor Annuity shall be reduced to the extent provided in sections 5.1 and 5.2, as applicable.

     (jj) Retirement: Termination of employment for reasons other than death after a Participant has fulfilled the requirements for either a Normal, Early, Late, or Disability Retirement Pension under Article IV.

     (kk) Retirement Date: The date on which a Participant's Retirement is considered to commence. Retirement shall be considered to commence on the day immediately following: (i) a Participant's last day of employment, or (ii) the last day of an Authorized Leave of Absence, if later. Notwithstanding the preceding sentence, in the case of a Disability Retirement Pension, Retirement shall be considered as commencing on the Participant's retirement date applicable for such purpose under the Salaried Plan.

     (ll) Retirement Pension: The Pension payable to a Participant upon Retirement under the Plan.

     (mm) Salaried Plan: The Tricon Salaried Employees Retirement Plan, as it may be amended from time to time. Any reference herein to the Salaried Plan for a period that is before the Effective Date shall mean the PepsiCo Salaried Employees Retirement Plan.

     (nn) Service: The period of a Participant's employment calculated in accordance with Section 3.2 for purposes of determining his entitlement to benefits under the Plan.

     (oo) Severance from Service Date: The date on which an Employee's period of service is deemed to end, determined in accordance with Article III of the Salaried Plan.

     (pp) Single Life Annuity: A level monthly Annuity payable to a Participant for his life only, with no survivor benefits to his Eligible Spouse or any other person.

     (qq) Single Lump Sum: The distribution of a Participant's total Pension in the form of a single payment.

     (rr) Social Security Act: The Social Security Act of the United States, as amended, an enactment providing governmental benefits in connection with events such as old age, death and disability. Any reference herein to the Social Security Act (or any of the benefits provided thereunder) shall be taken as a reference to any comparable governmental program of another country, as determined by the Plan Administrator, but only to the extent the Plan Administrator judges the computation of those benefits to be administratively feasible.

     (ss) Taxable Wage Base: The contribution and benefit base (as determined under section 230 of the Social Security Act) in effect for the Plan Year.

     (tt) Tricon Organization: The controlled group of organizations of which the Company is a part, as defined by Code section 414 and regulations issued thereunder. An entity shall be considered a member of the Tricon Organization only during the period it is one of the group of organizations described in the preceding sentence.

     (uu) Vested Pension: The Pension available to a Participant under Section 4.3.

     2.2 Construction: The terms of the Plan shall be construed in accordance with this section.

     (a) Gender and Number: The masculine gender, where appearing in the Plan, shall be deemed to include the feminine gender, and the singular may include the plural, unless the context clearly indicates to the contrary.

     (b) Compounds of the Word "Here": The words "hereof", "hereunder" and other similar compounds of the word "here" shall mean and refer to the entire Plan, not to any particular provision or section.

     (c) Examples: Whenever an example is provided or the text uses the term "including" followed by a specific item or items, or there is a passage having a similar effect, such passages of the Plan shall be construed as if the phrase "without limitation" followed such example or term (or otherwise applied to such passage in a manner that avoids limits on its breadth of application).

     (d) Subdivisions of the Plan Document: This Plan document is divided and subdivided using the following progression: articles, sections, subsections, paragraphs, subparagraphs, and clauses. Articles are designated by capital roman numerals. Sections are designated by Arabic numerals containing a decimal point. Subsections are designated by lower-case letters in parentheses. Paragraphs are designated by Arabic numerals in parentheses. Subparagraphs are designated by lower-case roman numerals in parentheses. Clauses are designated by upper-case letters in parentheses. Any reference in a section to a subsection (with no accompanying section reference) shall be read as a reference to the subsection with the specified designation contained in that same section. A similar rule shall apply with respect to paragraph references within a subsection and subparagraph references within a paragraph.

                                   ARTICLE III

                            Participation and Service

     3.1 Participation: An Employee shall be a Participant in the Plan during the period:

     (a) When he would be currently entitled to receive a Pension under the Plan if his employment terminated at such time, or

     (b) When he would be so entitled but for the vesting requirement of Section 4.7.

     3.2 Service: A Participant's entitlement to a Pension and to a Pre-Retirement Spouse's Pension for his Eligible Spouse shall be determined under Article IV based upon his period of Service. A Participant's period of Service shall be determined under Article III of the Salaried Plan.

     3.3 Credited Service: The amount of a Participant's Pension and a Pre-Retirement Spouse's Pension shall be based upon the Participant's period of Credited Service, as determined under Article III of the Salaried Plan.

                                   ARTICLE IV

                            Requirements for Benefits

     A Participant shall be entitled to receive a Pension and a surviving Eligible Spouse shall be entitled to certain survivor benefits as provided in this Article. The amount of any such Pension or survivor benefit shall be determined in accordance with Article V.

     4.1 Normal Retirement Pension: A Participant shall be eligible for a Normal Retirement Pension if he meets the requirements for a Normal Retirement Pension in Section 4.1 of the Salaried Plan.

     4.2 Early Retirement Pension: A Participant shall be eligible for an Early Retirement Pension if he meets the requirements for an Early Retirement Pension in Section 4.2 of the Salaried Plan.

     4.3 Vested Pension: A Participant who is vested under Section 4.7 shall be eligible to receive a Vested Pension if his employment in an eligible classification under the Salaried Plan is terminated before he is eligible for a Normal Retirement Pension or an Early Retirement Pension. A Participant who terminates employment prior to satisfying the vesting requirement in Section 4.7 shall not be entitled to receive a Pension under this Plan.

     4.4 Late Retirement Pension: A Participant who continues employment after his Normal Retirement Age shall not receive a Pension until his Late Retirement Date. Thereafter, a Participant shall be eligible for a Late Retirement Pension determined in accordance with Section 4.4 of the Salaried Plan (but without regard to any requirement for notice of suspension under ERISA section 203(a)(3)(B) or any adjustment as under Section 5.5(d) of the Salaried Plan).

     4.5 Disability Pension: A Participant shall be eligible for a Disability Pension if he meets the requirements for a Disability Pension under the Salaried Plan.

     4.6 Pre-Retirement Spouse's Pension: Any Pre-Retirement Spouse's Pension payable under this section shall commence as of the same time as the corresponding pre-retirement spouse's pension under the Salaried Plan and, subject to Section 4.9, shall continue monthly for the life of the Eligible Spouse.

     (a) Active, Disabled and Retired Employees: A Pre-Retirement Spouse's Pension shall be payable under this subsection to a Participant's Eligible Spouse (if any) who is entitled under the Salaried Plan to the special pre-retirement spouse's pension for survivors of active, disabled and retired employees. The amount of such Pension shall be determined in accordance with the provisions of Section 5.3.

     (b) Vested Employees: A Pre-Retirement Spouse's Pension shall be payable under this subsection to a Participant's Eligible Spouse (if any) who is entitled under the Salaried Plan to the pre-retirement spouse's pension for survivors of vested terminated Employees. The amount of such Pension shall be determined in accordance with the provisions of Section 5.3. If pursuant to this
Section 4.6(b) a Participant has Pre-Retirement Spouse's coverage in effect for his Eligible Spouse, any Pension calculated for the Participant under Section 5.2(b) shall be reduced for each year such coverage is in effect by the applicable percentage set forth below (based on the Participant's age at the time the coverage is in effect) with a pro rata reduction for any portion of a year. No reduction shall be made for coverage in effect within the 90-day period following a Participant's termination of employment.

              Attained Age                  Annual Charge

               Up to 35                        .0%
               35 -- 39                        .075%
               40 -- 44                        .1%
               45 -- 49                        .175%
               50 -- 54                        .3%
               55 -- 59                        .5%
               60 -- 64                        .5%

     4.7  Vesting:   A  Participant  shall  be  fully  vested  in,  and  have  a nonforfeitable right to, his Accrued Benefit at the time he becomes fully vested in his accrued benefit under the Salaried Plan.

     4.8 Time of Payment: The distribution of a PEP Pension to a Participant shall commence as of the time specified in Section 6.1.

     4.9 Cashout Distributions:

     (a) Distribution of Participant's Pension: If at a Participant's Annuity Starting Date the Actuarial Equivalent lump sum value of the Participant's PEP Pension is equal to or less than $10,000, the Plan Administrator shall distribute to the Participant such lump sum value of the Participant's PEP Pension.

     (b) Distribution of Pre-Retirement Spouse's Pension Benefit: If at the time payments under the Salaried Plan commence to an Eligible Spouse the Actuarial Equivalent lump sum value of the PEP Pre-Retirement Spouse's Pension to be paid is equal to or less than $10,000, the Plan Administrator shall distribute to the Eligible Spouse such lump sum value of the PEP Pre-Retirement Spouse's Pension. Any lump sum distributed under this section shall be in lieu of the Pension that otherwise would be distributable to the Participant or Eligible Spouse hereunder.

     4.10 Coordination with Long Term Disability Plan: The terms of this section apply notwithstanding the preceding provisions of this Article. At any time prior to April 14, 1991, a Participant shall not be eligible to receive a Normal, Early, Vested or Disability Pension for any month or period of time for which he is eligible for, and receiving, benefits under a long term disability plan maintained by an Employer. However, a Participant's Eligible Spouse shall not be ineligible for a Pre-Retirement Spouse's Pension or benefits under a Qualified Joint and Survivor Annuity because the Participant was receiving benefits under a long term disability plan at the date of his death.

     4.11 Reemployment of Certain Participants: In the case of a current or former Participant who is reemployed and is eligible to reparticipate in the Salaried Plan after his Annuity Starting Date, payment of his Pension will be suspended if payment of his Salaried Plan pension is suspended (or would have been if it were already in pay status). Thereafter, his Pension shall recommence at the time determined under Section 6.1 (even if the suspension of his Salaried Plan pension ceases earlier).

                                    ARTICLE V

                          Amount of Retirement Pension


     When a Pension becomes payable to or on behalf of a Participant under this Plan, the amount of such Pension shall be determined under Section 5.1, 5.2 or
5.3 (whichever is applicable), subject to any adjustments required under Sections 4.6(b), 5.4 and 5.5.

     5.1 PEP Pension:

     (a) Same Form as Salaried Plan: If a Participant's Pension will be paid in the same form and will commence as of the same time as his pension under the Salaried Plan, then his Pension hereunder shall be the difference between:

          (1) His Total Pension expressed in such form and payable as of such time, minus

          (2) His Salaried Plan Pension expressed in such form and payable as of such time.

     (b) Different Form than Salaried Plan: If a Participant's Pension will be paid in a different form (whether in whole or in part) or will commence as of a different time than his pension under the Salaried Plan, his Pension shall be the product of:

          (1) The amount of the Participant's Total Pension expressed in the form and payable as of such time as applies to his Pension under this Plan, multiplied by

          (2) A fraction, the numerator of which is the value of his Total Pension reduced by the value of his Salaried Plan Pension, and the denominator of which is the value of his Total Pension (with value determined on a reasonable and consistent basis, in the discretion of the Plan Administrator, with respect to similarly situated employees).

     (c) Definitions: The following definitions apply for purposes of this section.

          (1) A Participant's "Total Pension" means the greater of:

               (i) The amount of the Participant's pension determined under the terms of the Salaried Plan, but without regard to: (A) the limitations imposed by sections 401(a)(17) and 415 of the Code (as such limitations are interpreted and applied under the Salaried Plan), and
          (B) the actuarial adjustment under Section 5.5(d) of the Salaried Plan; or

               (ii) The amount (if any) of the Participant's PEP Guarantee determined under Section 5.2.

     In making this comparison, the benefits in subparagraphs (i) and (ii) above shall be calculated with reference to the specific form and time of payment that is applicable. If the applicable form of payment is a lump sum, the Actuarial Equivalent factors in Section 2.1(b)(2) shall apply for purposes of subparagraph
(i) in lieu of those in the Salaried  Plan.

          (2) A Participant's "Salaried Plan Pension" means the amount of the Participant's pension determined under the terms of the Salaried Plan.

     5.2 PEP Guarantee: A Participant who is eligible under subsection (a) below shall be entitled to a PEP Guarantee benefit determined under subsection (b) below. In the case of other Participants, the PEP Guarantee shall not apply.

     (a) Eligibility: A Participant shall be covered by this section if the Participant has 1988 pensionable earnings from an Employer of at least $75,000. For purposes of this section, "1988 pensionable earnings" means the Participant's remuneration for the 1988 calendar year, which was recognized for benefit received under the Salaried Plan as in effect in 1988. "1988 pensionable earnings" does not include remuneration from an entity attributable to any period when that entity was not an Employer.

     (b) PEP Guarantee Formula: The amount of a Participant's PEP Guarantee shall be determined under the applicable formula in paragraph (1), subject to the special rules in paragraph (2).

          (1) Formulas: The amount of a Participant's Pension under this paragraph shall be determined in accordance with subparagraph (i) below. However, if the Participant was actively employed by the Tricon Organization in a classification eligible for the Salaried Plan prior to July 1, 1975, the amount of his Pension under this paragraph shall be the greater of the amounts determined under subparagraphs (i) and (ii), provided that subparagraph (ii)(B) shall not apply in determining the amount of a Vested Pension.

               (i) Formula A: The Pension amount under this subparagraph shall be:

                    (A) 3 percent of the  Participant's  Highest Average Monthly
               Earnings for the first 10 years of Credited Service, plus

                    (B) 1 percent of the  Participant's  Highest Average Monthly
               Earnings for each year of Credited Service in excess of 10 years, less

                    (C) 1-2/3 percent of the Participant's Primary Social Security Amount multiplied by years of Credited Service not in excess of 30 years.

     In determining the amount of a Vested Pension under this Formula A, the Pension shall first be calculated on the basis of (I) the Credited Service the Participant would have earned had he remained in the employ of the Employer until his Normal Retirement Age, and (II) his Highest Average Monthly Earnings and Primary Social Security Amount at his Severance from Service Date, and then shall be reduced by multiplying the resulting amount by a fraction, the numerator of which is the Participant's actual years of Credited Service on his Severance from Service Date and the denominator of which is the years of Credited Service he would have earned had he remained in the employ of an Employer until his Normal Retirement Age.

               (ii) Formula B: The Pension amount under this subparagraph shall be the greater of (A) or (B) below:

                    (A) 1-1/2 percent of Highest Average Monthly  Earnings times the number of years of Credited Service, less 50 percent of the Participant's Primary Social Security Amount, or

                    (B) 3 percent of Highest Average Monthly  Earnings times the number of years of Credited Service up to 15 years, less 50 percent of the Participant's Primary Social Security Amount.

     In determining the amount of a Disability Pension under Formula A or B above, the Pension shall be calculated on the basis of the Participant's Credited Service (determined in accordance with Section 3.3(d)(3) of the Salaried Plan), and his Highest Average Monthly Earnings and Primary Social Security Amount at the date of disability.

          (2) Calculation: The amount of the PEP Guarantee shall be determined pursuant to paragraph (1) above, subject to the following special rules:

               (i) Surviving Eligible Spouse's Annuity:  Subject to subparagraph
          (iii) below and the last sentence of this subparagraph, if the Participant has an Eligible Spouse and has commenced receipt of an Annuity under this section, the Participant's Eligible Spouse shall be entitled to receive a survivor annuity equal to 50 percent of the Participant's Annuity under this section, with no corresponding reduction in such Annuity for the Participant. Annuity payments to a surviving Eligible Spouse shall begin on the first day of the month coincident with or following the Participant's death and shall end with the last monthly payment due prior to the Eligible Spouse's death. If the Eligible Spouse is more than 10 years younger than the Participant, the survivor benefit payable under this subparagraph shall be adjusted as provided below.

                    (A) For each  full  year  more than 10 but less than 21 that the surviving Eligible Spouse is younger than the Participant, the survivor benefit payable to such spouse shall be reduced by
               0.8 percent.

                    (B) For each  full  year  more  than 20 that  the  surviving
               Eligible Spouse is younger than the Participant, the survivor benefit payable to such spouse shall be reduced by an additional
               0.4 percent.

               (ii)  Reductions:   The  following   reductions  shall  apply  in
          determining a Participant's PEP Guarantee.

                    (A) If the  Participant  will  receive  an Early  Retirement
               Pension, the payment amount shall be reduced by 3/12ths of 1 percent for each month by which the benefit commencement date precedes the date the Participant would attain his Normal Retirement Date.

                    (B) If the Participant is entitled to a Vested Pension,  the payment amount shall be reduced to the Actuarial Equivalent of the amount payable at his Normal Retirement Date (if payment commences before such date), and the Section 4.6(b) reductions for any Pre-Retirement Spouse's coverage shall apply.

                    (C) This clause applies if the Participant  will receive his
               Pension in a form that provides an Eligible Spouse benefit, continuing for the life of the surviving spouse, that is greater than that provided under subparagraph (i). In this instance, the Participant's Pension under this section shall be reduced so that the total value of the benefit payable on the Participant's behalf is the Actuarial Equivalent of the Pension otherwise payable under the foregoing provisions of this section.

                    (D) This clause applies if the Participant  will receive his
               Pension in a form that provides a survivor annuity for a beneficiary who is not his Eligible Spouse. In this instance, the Participant's Pension under this section shall be reduced so that the total value of the benefit payable on the Participant's behalf is the Actuarial Equivalent of a Single Life Annuity for the Participant's life.

                    (E) This clause applies if the Participant  will receive his
               Pension in a Annuity form that includes inflation protection described in Section 6.2(b). In this instance, the Participant's Pension under this section shall be reduced so that the total value of the benefit payable on the Participant's behalf is the Actuarial Equivalent of the elected Annuity without such protection.

               (iii) Lump Sum Conversion: The amount of the Retirement Pension determined under this section for a Participant whose Retirement Pension will be distributed in the form of a lump sum shall be the Actuarial Equivalent of the Participant's PEP Guarantee determined under this section, taking into account the value of any survivor benefit under subparagraph (i) above and any early retirement reductions under subparagraph (ii)(A) above.

     5.3 Amount of Pre-Retirement Spouse's Pension: The monthly amount of the Pre-Retirement Spouse's Pension payable to a surviving Eligible Spouse under
Section 4.6 shall be determined under subsection (a) below.

     (a) Calculation: An Eligible Spouse's Pre-Retirement Spouse's Pension shall be the difference between:

     (1) The Eligible Spouse's Total Pre-Retirement Spouse's Pension, minus

     (2) The Eligible Spouse's Salaried Plan Pre-Retirement Spouse's Pension.

     (b) Definitions: The following definitions apply for purposes of this section.

     (1) An Eligible Spouse's "Total Pre-Retirement Spouse's Pension" means the greater of:

          (i) The amount of the Eligible Spouse's pre-retirement spouse's pension determined under the terms of the Salaried Plan, but without regard to: (A) the limitations imposed by sections 401(a)(17) and 415 of the Code (as such limitations are interpreted and applied under the Salaried Plan), and (B) the actuarial adjustment under Section 5.5(d) of the Salaried Plan; or

          (ii) The amount (if any) of the Eligible Spouse's PEP Guarantee Pre-Retirement Spouse's Pension determined under subsection (c).

     In making this comparison, the benefits in subparagraphs (i) and (ii) above shall be calculated with reference to the specific time of payment applicable to the Eligible Spouse.

     (c) PEP Guarantee Pre-Retirement Spouse's Pension: An Eligible Spouse's PEP Guarantee Pre-Retirement Spouse's Pension shall be determined in accordance with paragraph (1) or (2) below, whichever is applicable, with reference to the PEP Guarantee (if any) that would have been available to the Participant under
Section 5.2.

          (1) Normal Rule: The Pre-Retirement Spouse's Pension payable under this paragraph shall be equal to the amount that would be payable as a survivor annuity, under a Qualified Joint and Survivor Annuity, if the Participant had:

               (i) Separated from service on the date of death (or, if earlier, his actual Severance from Service Date);

               (ii) Commenced a Qualified Joint and Survivor Annuity on the same date payments of the Qualified Pre-Retirement Spouse's Pension are to commence; and

               (iii) Died on the day immediately following such commencement.

     If payment of a Pre-Retirement Spouse's Pension under this paragraph commences prior to the date which would have been the Participant's Normal Retirement Date, appropriate reductions for early commencement shall be applied to the Qualified Joint and Survivor Annuity upon which the Pre-Retirement Spouse's Pension is based.

          (2) Special Rule for Active and Disabled Employees: Notwithstanding paragraph (1) above, the Pre-Retirement Spouse's Pension paid on behalf of a Participant described in Section 4.6(a) shall not be less than an amount equal to 25 percent of such Participant's PEP Guarantee (if any) determined under Section 5.2. For this purpose, Credited Service shall be determined as provided in Section 3.3(d)(2) of the Salaried Plan, and the deceased
     Participant's Highest Average Monthly Earnings, Primary Social Security Amount and Covered Compensation shall be determined as of his date of death. A Pre-Retirement Spouse's Pension under this paragraph is not reduced for early commencement.

     5.4 Certain Adjustments: Pensions determined under the foregoing sections of this Article are subject to adjustment as provided in this section. For purposes of this section, "specified plan" shall mean the Salaried Plan or a nonqualified pension plan similar to this Plan. A nonqualified pension plan is similar to this Plan if it is sponsored by a member of the Tricon Organization and if its benefits are not based on participant pay deferrals (this category of similar plans includes the PepsiCo Pension Equalization Plan).

     (a) Adjustments for Rehired Participants: This subsection shall apply to a current or former Participant who is reemployed after his Annuity Starting Date and whose benefit under the Salaried Plan is recalculated based on an additional period of Credited Service. In the event of any such recalculation, the Participant's PEP Pension shall also be recalculated hereunder. For this purpose, the PEP Guarantee under Section 5.2 is adjusted for in-service distributions and prior distributions in the same manner as benefits are adjusted under the Salaried Plan, but by taking into account benefits under this Plan and any specified plans.

     (b) Adjustment for Increased Pension Under Other Plans: If the benefit paid under a specified plan on behalf of a Participant is increased after PEP benefits on his behalf have been determined (whether the increase is by order of a court, by agreement of the plan administrator of the specified plan, or otherwise), the PEP benefit for the Participant shall be recalculated. If the recalculation identifies an overpayment hereunder, the Plan Administrator shall take such steps as it deems advisable to recover the overpayment. It is specifically intended that there shall be no duplication of payments under this Plan and any specified plans.

     5.5 Excludable Employment: Effective for periods of employment on or after June 30, 1997, an executive classified as level 22 or above whose employment by an Employer is for a limited duration assignment shall not become entitled to a benefit or to any increase in benefits in connection with such employment.

                                   ARTICLE VI

                              Distribution Options


     The terms of this Article govern the distribution of benefits to a Participant who becomes entitled to payment of a Pension under the Plan.

     6.1 Form and Timing of Distributions: This section shall govern the form and timing of distributions of PEP Pensions that begin on or after March 1, 1992. Plan distributions that begin before that date shall be governed by the terms of the Prior Plan as in effect at the time of distribution. The provisions of this Section 6.1 are in all cases subject to the cashout rules set forth in
Section 4.9.

     (a) No Advance Election: This subsection shall apply to a Participant: (i) who does not have an Advance Election in effect as of the close of business on the day before his Retirement Date, or (ii) who terminates employment prior to Retirement. Subject to the next sentence, a Participant described in this subsection shall be paid his PEP Pension in the same form and at the same time as he is paid his Pension under the Salaried Plan. If a Participant's Salaried Plan Annuity Starting Date occurs while he is still an employee of the Tricon Organization (because of the time of payment provisions in Code section 401(a)(9)), payment under the Plan shall not begin until the first of the month next following the Participant's Severance from Service Date. In this instance, the form of payment under this Plan shall remain that applicable under the Salaried Plan.

     (b)  Advance  Election  in  Effect:   This  subsection  shall  apply  to  a
Participant: (i) who has an Advance Election in effect as of the close of business on the day before his Retirement Date, and (ii) whose Retirement Date is after 1993. To be in effect, an Advance Election must meet the advance receipt and other requirements of Section 6.3(b).

          (1) Lump Sum Election: If a Participant covered by this subsection has an Advance Election to receive a Single Lump Sum in effect as of the close of business on the day before his Retirement Date, the Participant's Retirement Pension under the Plan shall be paid as a Single Lump Sum as of the first of the month coincident with or next following his Retirement Date.

          (2) Annuity Election: If a Participant covered by this subsection has an Advance Election to receive an Annuity in effect as of the close of business on the day before his Retirement Date, the Participant's Retirement Pension under the Plan shall be paid in an Annuity beginning on the first of the month coincident with or next following his Retirement Date. The following provisions of this paragraph govern the form of Annuity payable in the case of a Participant described in this paragraph.

               (i) Salaried Plan Election: A Participant who has a qualifying Salaried Plan election shall receive his distribution in the same form of Annuity the Participant selected in such qualifying Salaried Plan election. For this purpose, a "qualifying Salaried Plan election" is a written election of a form of payment by the Participant that: (A) is currently in effect under the Salaried Plan as of the close of business on the day before the Participant's Retirement Date, and
          (B) specifies an Annuity as the form of payment for all or part of the Participant's Retirement Pension under the Salaried Plan. For purposes of the preceding sentence, a Participant who elects a combination lump sum and Annuity under the Salaried Plan is considered to have specified an Annuity for part of his Salaried Plan Pension.

               (ii) PEP Election: A Participant who is not covered by subparagraph (i) and who has a PEP Election in effect as of the close of business on the day before his Retirement Date shall receive his distribution in the form of Annuity the Participant selects in such PEP Election.

               (iii) No PEP Election: A Participant who is not covered by subparagraph (i) or (ii) above shall receive his distribution in the form of a Qualified Joint and Survivor Annuity if he is married, or in the form of a Single Life Annuity if he is not married. For purposes of this subparagraph (iii), a Participant shall be considered married if he is married on the day before his Retirement Date.

     6.2 Available Forms of Payment: The forms of payment set forth in subsections (a) and (b) may be provided to any Participant who is entitled to a Retirement Pension. The forms of payment for other Participants are set forth in subsection (c) below. The provisions of this section are effective for Annuity Starting Dates after 1989 and earlier distributions shall be governed by terms of the Prior Plan as in effect at the time of distribution.

     (a) Basic Forms of Payment: A Participant's Retirement Pension shall be distributed in one of the forms of payment listed in this subsection. The particular form of payment applicable to a Participant shall be determined in accordance with Section 6.1. Payments shall commence on the date specified in
Section 6.1 and shall end on the date specified in this subsection.

          (1) Single Life Annuity Option: A Participant may receive his Pension in the form of a Single Life Annuity, which provides monthly payments ending with the last payment due prior to his death.

          (2) Survivor Options: A Participant may receive his Pension in accordance with one of the following survivor options:

               (i) 100 Percent Survivor Option: The Participant shall receive a reduced Pension payable for life, ending with the last monthly payment due prior to his death. Payments in the same reduced amount shall continue after the Participant's death to his beneficiary for life, beginning on the first day of the month coincident with or following the Participant's death and ending with the last monthly payment due prior to the beneficiary's death.

               (ii) 75 Percent Survivor Option: The Participant shall receive a reduced Pension payable for life, ending with the last monthly payment due prior to his death. Payments in the amount of 75 percent of such reduced Pension shall be continued after the Participant's death to his beneficiary for life, beginning on the first day of the month coincident with or following the Participant's death and ending with the last monthly payment due prior to the beneficiary's death.

               (iii) 50 Percent Survivor Option: The Participant shall receive a reduced Pension payable for life, ending with the last monthly payment due prior to his death. Payments in the amount of 50 percent of such reduced Pension shall be continued after the Participant's death to his beneficiary for life, beginning on the first day of the month coincident with or following the Participant's death and ending with the last monthly payment due prior to the beneficiary's death. A 50 percent survivor option under this paragraph shall be a Qualified Joint and Survivor Annuity if the Participant's beneficiary is his Eligible Spouse.

               (iv) Ten Years Certain and Life Option: The Participant shall receive a reduced Pension which shall be payable monthly for his lifetime but for not less than 120 months. If the retired Participant dies before 120 payments have been made, the monthly Pension amount shall be paid for the remainder of the 120 month period to the Participant's primary beneficiary (or if the primary beneficiary has predeceased the Participant, the Participant's contingent beneficiary).

          (3) Single Lump Sum Payment Option: A Participant may receive payment of his Pension in the form of a Single Lump Sum payment.

          (4) Combination Lump Sum/Monthly Benefit Option: A Participant who does not have an Advance Election in effect may receive a portion of his Pension in the form of a lump sum payment, and the remaining portion in the form of one of the monthly benefits described in paragraphs (1) and (2) above. The Pension is divided between the two forms of payment based on the whole number percentages designated by the Participant on a form provided for this purpose by the Plan Administrator. For the election to be effective, the sum of the two percentages designated by the Participant must equal 100 percent.

               (i) The amount of the Pension paid in the form of a lump sum is determined by multiplying: (A) the amount that would be payable to the Participant as a Single Lump Sum payment if the Participant's entire benefit were payable in that form, by (B) the percentage that the Participant has designated for receipt in the form of a lump sum.

               (ii) The amount of the Pension paid in the form of a monthly benefit is determined by multiplying: (A) the amount of the monthly benefit elected by the Participant, determined in accordance with paragraph (1) or (2) above (whichever applies), by (B) the percentage that the Participant has designated for receipt in the form of a monthly benefit.

     (b) Inflation Protection: The following levels of inflation protection may be provided to any Participant who is entitled to a Retirement Pension (except to the extent such Pension is paid as a lump sum).

          (1) 5 Percent Inflation Protection: A Participant's monthly benefit shall be initially reduced, but thereafter shall be increased if inflation in the prior year exceeds 5 percent. The amount of the increase shall be the difference between inflation in the prior year and 5 percent.

          (2) 7 Percent Inflation Protection: A Participant's monthly benefit shall be initially reduced, but thereafter shall be increased if inflation in the prior year exceeds 7 percent. The amount of the increase shall be the difference between inflation in the prior year and 7 percent.

     Benefits shall be subject to increase in accordance with this subsection each January 1, beginning with the second January 1 following the Participant's Annuity Starting Date. The amount of inflation in the prior year shall be determined based on inflation in the 12-month period ending on September 30 of such year, with inflation measured in the same manner as applies on the Effective Date for adjusting Social Security benefits for changes in the cost of living. Inflation protection that is in effect shall carry over to any survivor benefit payable on behalf of a Participant, and shall increase the otherwise applicable survivor benefit as provided above. Any election by a Participant to receive inflation protection shall be irrevocable by such Participant or his surviving beneficiary.

     (c) Available Options for Vested Benefits: The forms of payment available for a Participant with a Vested Pension are a Qualified Joint and Survivor Annuity for married Participants and a Single Life Annuity for both married and unmarried Participants. The applicable form of payment shall be determined in accordance with Section 6.1(a).

     6.3 Procedures for Elections: This section sets forth the procedures for making Advance Elections and PEP Elections.

     (a) In General: To qualify as an Advance Election or PEP Election for purposes of Section 6.1, an election must be made in writing, on the form designated by the Plan Administrator, and must be signed by the Participant. These requirements also apply to any revocations of such elections. Spousal consent is not required for any election (or revocation of election) under the Plan.

     (b) Advance Election: To qualify as an Advance Election, an election must be made under this Plan on or after the Effective Date (or must have been made under the Prior Plan on or after July 15, 1993) and meet the following requirements.

          (1) Election: The Participant shall designate on the Advance Election form whether the Participant elects to take his Pension in the form of an Annuity or a Single Lump Sum.

          (2) Receipt by Plan Administrator: The Advance Election must be received by the Plan Administrator before the start of the calendar year containing the Participant's Retirement Date, and at least 6 months before that Retirement Date. An election that meets the foregoing requirements shall remain effective until it is changed or revoked.

          (3) Change or Revocation of Election: A Plan Participant may change an Advance Election by filing a new Election that meets the foregoing requirements. A Plan Participant may revoke an Advance Election only by filing a revocation that is received by the Plan Administrator before the start of the calendar year containing the Plan Participant's Retirement Date, and at least 6 months before that Retirement Date.

     Any Advance Election by a Participant shall be void if the Participant is not entitled to a Retirement Pension.

     (c) PEP Election: A PEP Election may only be made by a Participant who has an Advance Election to receive an Annuity in effect at the time his PEP Election is received by the Plan Administrator. In determining whether an Advance Election is in effect for this purpose, the advance receipt requirement of subsection (b)(2) shall be considered met if it will be met by the Participant's proposed Retirement Date.

          (1) Election: The Participant shall designate on the PEP Election form the Annuity form of benefit the Participant selects from those described in
     Section 6.2, including the Participant's choice of inflation protection, subject to the provisions of this Article VI. The forms of payment described in Section 6.2(a)(3) and (4) are not available pursuant to a PEP Election.

          (2) Receipt by the Plan Administrator: The PEP Election must be received by the Plan Administrator no earlier than 90 days before the Participant's Retirement Date, and no later than the close of business on the day before the Participant's Retirement Date. The Participant shall furnish proof of the age of his beneficiary (including his Eligible Spouse
     if  applicable),   to  the  Plan   Administrator  by  the  day  before
the Participant's Retirement Date, for any form of payment which is subject to reduction in accordance with subsection 6.2(c) above.

     A Participant may change his PEP Election by filing a new Election with the Plan Administrator that meets the foregoing requirements. The Participant's PEP Election shall become effective at the close of business on the day before the Participant's Retirement Date. Any PEP Election by a Participant shall be void if the Participant does not have an Advance Election in effect at such time.

     (d) Elections Rules for Annuity Starting Dates: When amounts become payable to a Participant in accordance with Article IV, they shall be payable as of the Participant's Annuity Starting Date and the election procedures (in this section and Sections 6.1 and 6.5) shall apply to all of the Participant's unpaid accruals as of such Annuity Starting Date, with the following exception. In the case of a Participant who is rehired after his initial Annuity Starting Date and who (i) is currently receiving an Annuity that remained in pay status upon rehire, or (ii) was previously paid a lump sum distribution (other than a cashout distribution described in Section 4.9(a)), the Participant's subsequent Annuity Starting Date (as a result of his termination of reemployment), and the election procedures at such subsequent Annuity Starting Date, shall apply only to the portion of his benefit that accrues after his rehire. Any prior accruals that remain to be paid as of the Participant's subsequent Annuity Starting Date shall continue to be payable in accordance with the elections made at his initial Annuity Starting Date.

For purposes of this section, an election shall be treated as received on a particular day if it is: (A) postmarked that day, or (B) actually received by the Plan Administrator on that day. Delivery under clause (B) must be made by the close of business, which time is to be determined by the Plan Administrator.

     6.4 Special Rules for Survivor Options:

     (a) Effect of Certain Deaths: If a Participant makes a PEP Election for a form of payment described in Section 6.2(a)(2) and the Participant or his beneficiary (beneficiaries in the case of Section 6.2(a)(2)(iv)) dies before the PEP Election becomes effective, the election shall be disregarded. If the Participant dies after such PEP Election becomes effective but before his Retirement Pension actually commences, the election shall be given effect and the amount payable to his surviving Eligible Spouse or other beneficiary shall commence on the first day of the month following his death (any back payments due the Participant shall be payable to his estate). In the case of a Participant who has elected the form of payment described in Section 6.2(a)(2)(iv), if such Participant dies: (i) after the PEP Election has become effective, (ii) without a surviving primary or contingent beneficiary, and (iii) before receiving 120 payments under the form of payment, then the remaining payments due under such form of payment shall be paid to the Participant's estate. If payments have commenced under such form of payment to a Participant's primary or contingent beneficiary and such beneficiary dies before payments are completed, then the remaining payments due under such form of payment shall be paid to such beneficiary's estate.

     (b) Nonspouse Beneficiaries: If a Participant's beneficiary is not his Eligible Spouse, he may not elect:

          (1) The 100 percent survivor option described in Section 6.2(a)(2)(i) if his nonspouse beneficiary is more than 10 years younger than he is, or

          (2) The 75 percent survivor option described in Section 6.2(a)(2)(ii) if his nonspouse beneficiary is more than 19 years younger than he is.

     6.5 Designation of Beneficiary: A Participant who has elected to receive all or part of his pension in a form of payment that includes a survivor option shall designate a beneficiary who will be entitled to any amounts payable on his death. Such designation shall be made on a PEP Election Form or an approved election form filed under the Salaried Plan, whichever is applicable. In the case of the survivor option described in Section 6.2(a)(2)(iv), the Participant shall be entitled to name both a primary beneficiary and a contingent beneficiary. A Participant (whether active or former) shall have the right to change or revoke his beneficiary designation at any time prior to when his election is finally effective. The designation of any beneficiary, and any change or revocation thereof, shall be made in accordance with rules adopted by the Plan Administrator. A beneficiary designation shall not be effective unless and until filed with the Plan Administrator (or for periods before the Effective Date, the Plan Administrator under the Prior Plan). If no beneficiary is properly designated, then a Participant's election of a survivor's option described in Section 6.2(a)(2) shall not be given effect.

                                   ARTICLE VII

                                 Administration

     7.1 Authority to Administer Plan: The Plan shall be administered by the Plan Administrator, which shall have the authority to interpret the Plan and issue such regulations as it deems appropriate. The Plan Administrator shall maintain Plan records and make benefit calculations, and may rely upon information furnished it by the Participant in writing, including the Participant's current mailing address, age and marital status. The Plan Administrator's interpretations, determinations, regulations and calculations shall be final and binding on all persons and parties concerned. The Company, in its capacity as Plan Administrator or in any other capacity, shall not be a fiduciary of the Plan for purposes of ERISA, and any restrictions that apply to a party in interest under section 406 of ERISA shall not apply to the Company or otherwise under the Plan.

     7.2 Facility of Payment: Whenever, in the Plan Administrator's opinion, a person entitled to receive any payment of a benefit or installment thereof hereunder is under a legal disability or is incapacitated in any way so as to be unable to manage his financial affairs, the Plan Administrator may make payments to such person or to the legal representative of such person for his benefit, or the Plan Administrator may apply the payment for the benefit of such person in such manner as it considers advisable. Any payment of a benefit or installment thereof in accordance with the provisions of this section shall be a complete discharge of any liability for the making of such payment under the provisions of the Plan.

     7.3 Claims Procedure: The Plan Administrator shall have the exclusive discretionary authority to construe and to interpret the Plan, to decide all questions of eligibility for benefits and to determine the amount of such benefits, and its decisions on such matters are final and conclusive. This discretionary authority is intended to be absolute, and in any case where the extent of this discretion is in question, the Plan Administrator is to be accorded the maximum discretion possible. Any exercise of this discretionary authority shall be reviewed by a court, arbitrator or other tribunal under the arbitrary and capricious standard (i.e., the abuse of discretion standard). If, pursuant to this discretionary authority, an assertion of any right to a benefit by or on behalf of a Participant or beneficiary is wholly or partially denied, the Plan Administrator, or a party designated by the Plan Administrator, will provide such claimant within the 90-day period following the receipt of the claim by the Plan Administrator, a comprehensible written notice setting forth:

     (a) The specific reason or reasons for such denial;

     (b) Specific reference to pertinent Plan provisions on which the denial is based;

     (c) A description of any additional material or information necessary for the claimant to submit to perfect the claim and an explanation of why such material or information is necessary; and

     (d) A description of the Plan's claim review procedure. The claim review procedure is available upon written request by the claimant to the Plan Administrator, or the designated party, within 60 days after receipt by the claimant of written notice of the denial of the claim, and includes the right to examine pertinent documents and submit issues and comments in writing to the Plan Administrator, or the designated party. The decision on review will be made within 60 days after receipt of the request for review, unless circumstances warrant an extension of time not to exceed an additional 60 days, and shall be in writing and drafted in a manner calculated to be understood by the claimant, and include specific reasons for the decision with references to the specific Plan provisions on which the decision is based.

If within a reasonable period of time after the Plan receives the claim asserted by the Participant, the Plan Administrator, or the designated party, fails to provide a comprehensible written notice stating that the claim is wholly or partially denied and setting forth the information described in (a) through (d) above, the claim shall be deemed denied. Once the claim is deemed denied, the Participant shall be entitled to the claim review procedure described in subsection (d) above. Such review procedure shall be available upon written request by the claimant to the Plan Administrator, or the designated party, within 60 days after the claim is deemed denied. Any claim under the Plan that is reviewed by a court shall be reviewed solely on the basis of the record before the Plan Administrator at the time it made its determination.

     7.4 Effect of Specific References: Specific references in the Plan to the Plan Administrator's discretion shall create no inference that the Plan Administrator's discretion in any other respect, or in connection with any other provision, is less complete or broad.

                                  ARTICLE VIII

                                  Miscellaneous

     8.1 Nonguarantee of Employement: Nothing contained in this Plan shall be construed as a contract of employment between an Employer and any Employee, or as a right of any Employee to be continued in the employment of an Employer, or as a limitation of the right of an Employer to discharge any of its Employees, with or without cause.

     8.2 Nonalienation of Benefits: Benefits payable under the Plan or the right to receive future benefits under the Plan shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution, or levy of any kind, either voluntary or involuntary, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, charge or otherwise dispose of any right to benefits payable hereunder, including any assignment or alienation in connection with a divorce, separation, child support or similar arrangement, shall be null and void and not binding on the Company. The Company shall not in any manner be liable for, or subject to, the debts, contracts, liabilities, engagements or torts of any person entitled to benefits hereunder.

     8.3 Unfunded Plan: The Company's obligations under the Plan shall not be funded, but shall constitute liabilities by the Company payable when due out of the Company's general funds. To the extent the Participant or any other person acquires a right to receive benefits under this Plan, such right shall be no greater than the rights of any unsecured general creditor of the Company.

     8.4 Action by the Company: Any action by the Company under this Plan may be made by the Board of Directors of the Company or by the Compensation Committee of the Board of Directors, with a report of any actions taken by it to the Board of Directors. In addition, such action may be made by any other person or persons duly authorized by resolution of said Board to take such action.

     8.5 Indemnification: Unless the Board of Directors of the Company shall determine otherwise, the Company shall indemnify, to the full extent permitted by law, any employee acting in good faith within the scope of his employment in carrying out the administration of the Plan.

                                   ARTICLE IX

                            Amendment and Termination

     9.1 Continuation of the Plan: While the Company and the Employers intend to continue the Plan indefinitely, they assume no contractual obligation as to its continuance. In accordance with Section 8.4, the Company hereby reserves the right, in its sole discretion, to amend, terminate, or partially terminate the Plan at any time provided, however, that no such amendment or termination shall adversely affect the amount of benefit to which a Participant or his beneficiary is already entitled under Article IV on the date of such amendment or termination, unless the Participant becomes entitled to an amount of equivalent value to such benefit under another plan or practice adopted by the Company (using such actuarial assumptions as the Company may apply in its discretion. Specific forms of payment are not protected under the preceding sentence.

     9.2 Amendments: The Company may, in its sole discretion, make any amendment or amendments to this Plan from time to time, with or without retroactive effect, including any amendment or amendments to eliminate available distribution options under Article VI hereof at any time before the earlier of the Participant's Annuity Starting Date under this Plan or under the Salaried Plan. An Employer (other than the Company) shall not have the right to amend the Plan.

     9.3 Termination: The Company may terminate the Plan, either as to its participation or as to the participation of one or more Employers. If the Plan is terminated with respect to fewer than all of the Employers, the Plan shall continue in effect for the benefit of the Employees of the remaining Employers.

                                    ARTICLE X

                              ERISA Plan Structure

     This Plan document encompasses three separate plans within the meaning of ERISA, as are set forth in subsections (a), (b) and (c).

     (a) Excess  Benefit  Plan:  An excess  benefit  plan  within the meaning of section 3(36) of ERISA, maintained solely for the purpose of providing benefits for Salaried Plan participants in excess of the limitations on benefits imposed by section 415 of the Code.

     (b) Excess Compensation High Hat Plan: A plan maintained by the Company primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees within the meaning of sections 201(2) and 401(a)(1) of ERISA. This plan provides benefits for Salaried Plan participants in excess of the limitations imposed by section 401(a)(17) of the Code on benefits under the Salaried Plan (after taking into account any benefits under the excess benefit plan). For ERISA reporting purposes, this portion of PEP may be referred to as the Tricon Pension Equalization Plan I.

     (c) Grandfather High Hat Plan: A plan maintained by the Company primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees within the meaning of sections 201(2) and 401(a)(1) of ERISA. This plan provides grandfather benefits to those Salaried Plan participants described in section 5.2(a) hereof, by preserving for them the pre-1989 level of benefit accrual that was in effect before January 1, 1989 (after taking into account any benefits under the excess benefit plan and excess compensation high hat plan). For ERISA reporting purposes, this portion of PEP shall be referred to as the Tricon Pension Equalization Plan II.

Benefits under this Plan shall be allocated first to the excess benefit plan, to the extent of benefits paid for the purpose indicated in (a) above; then any remaining benefits shall be allocated to the excess compensation high hat plan, to the extent of benefits paid for the purpose indicated in (b) above; then any remaining benefits shall be allocated to the grandfather high hat plan. These three plans are severable for any and all purposes as directed by the Company.

                                   ARTICLE XI

                                 Applicable Law

     All questions pertaining to the construction, validity and effect of the Plan shall be determined in accordance with the provisions of ERISA. In the event ERISA is not applicable or does not preempt state law, the laws of the state of North Carolina shall govern.

     If any provision of this Plan is, or is hereafter declared to be, void, voidable, invalid or otherwise unlawful, the remainder of the Plan shall not be affected thereby.

                                   ARTICLE XII

                                    Signature

     As of the Effective Date, the above restated Plan is hereby adopted and approved, this 6th day of October, 1997.


                                   TRICON GLOBAL RESTAURANTS, INC.



                                   By:  /s/ Michael Theilmann
                                        ------------------------------

                                    APPENDIX

                                    Foreword


     This Appendix sets forth additional provisions applicable to individuals specified in the Articles of this Appendix. In any case where there is a conflict between the Appendix and the main text of the Plan, the Appendix shall govern.

                                    ARTICLE A

                           Accruals for 1993 and 1994

     This Article A of the Appendix shall be effective on the date the Plan is adopted.

     A.1 Accruals for 1993 and 1994: This section shall apply to any individual:
(i) who was a Salaried Plan Participant and employed by the PepsiCo Organization (as defined below) on December 31, 1993, (ii) whose Salaried Plan Pension was vested during 1993 (or would have become vested in 1994 if his Service after 1993 included the assumed period of continued service specified in (a)(1) below), and (iii) whose minimum 1993 Pension in subsection (a) below is not derived solely from that portion of the Plan described in (c) of Article X. In determining the amount of the 1993 and 1994 Pension amounts for any such individual, the provisions set forth in subsections (a) and (b) below shall apply.

     (a) Minimum 1993 Pension: Any individual who is covered by this section shall accrue a minimum 1993 Pension as of December 31, 1993. In determining the amount of such individual's minimum 1993 Pension, the following shall apply.

          (1) An individual's Service and Credited Service as of the end of 1993 shall be assumed to equal the respective Service and Credited Service he would have if his Service continued through December 31, 1994.
     Notwithstanding the preceding sentence, the assumed period of continued Service shall be less to the extent PepsiCo, Inc.'s human resource records on December 31, 1993 reflected a scheduled termination date in 1994 for such individual. In this case, the individual's assumed period of continued service shall be the portion of 1994 that ends with such scheduled termination date.

          (2) An individual's Highest Average Monthly Earnings as of the end of 1993 shall be adjusted by the actuary's salary scale assumption which is used under the Salaried Plan, so that they equal the amount such scale projects for the individual as of the end of 1994. Notwithstanding the preceding sentence, the following special rules shall apply.

               (i) A higher salary scale assumption shall be used for anyone whose projected 1994 earnings as reflected on the "Special PEP Salary Scale" of the PepsiCo Benefits Department on December 31, 1993 were higher than would be assumed under the first sentence of this paragraph. In this case, the individual's 1993 earnings shall be adjusted using such higher salary scale.

               (ii) In the case of an individual whose assumed period of service under paragraph (1) above is less than all of 1994, the salary adjustment under the preceding provisions of this paragraph shall be reduced to the amount that would apply if the individual had no earnings after his scheduled termination date.

          (3) An individual's attained age as of the end of 1993 shall be assumed to be the age he would have at the end of the assumed period of continued service applicable under paragraph (1) above.

     Any individual who is covered by this section, and who is not otherwise vested as of December 31, 1993, shall be vested as of such date in both his Pension (determined without regard to this subsection) and his minimum 1993 Pension. For purposes of this subsection, Code section 401(a)(17) shall be applied in 1993 by giving effect to the amendments to such Code section made by the Omnibus Budget Reconciliation Amendments of 1993.

     (b) Determination of 1994 Accrual: If a participant in the Salaried Plan accrues a minimum 1993 Pension under subsection (a) above, the amount of any PEP Pension that accrues thereafter (under the Prior Plan or this Plan) shall be only the amount by which the PEP Pension that would otherwise accrue for years after 1993 exceeds his minimum 1993 Pension under subsection (a).

     (c) PepsiCo Organization: As of the time in question, the controlled group of organizations of which PepsiCo, Inc. was a part, as defined by Code section 414 and regulations issued thereunder.

                                    Article B

                     Transferred and Transition Individuals

     All Transferred Individuals (as defined below) who participate in the Prior Plan immediately prior to the Effective Date shall be Participants in this Plan as of the Effective Date. The spinoff of this Plan from the Prior Plan shall not result in a break in the Transferred Individual's or the Transition Individual's (as defined below) Service or Credited Service.

     Notwithstanding  anything in the Plan to the  contrary,  and as provided in
Section 2.4 of the Agreement (as defined below), all service, all compensation, and all other benefit-affecting determinations for Transferred Individuals that, as of the Close of the Distribution Date, were recognized under the Prior Plan for periods immediately before such date, shall as of the Effective Date continue to receive full recognition, credit and validity and shall be taken into account under this Plan as if such items occurred under this Plan, except to the extent that duplication of benefits would result. Similarly, notwithstanding anything to the contrary in the Plan, the benefits of Transition Individuals shall be determined in accordance with section 8.4 of the Agreement.

     The Plan Administrator may reduce benefits under this Plan to the extent that it determines such reduction is appropriate to avoid or reduce duplication of benefits.

     With respect to events or determinations occurring before the Effective Date, a reference herein to the Plan Administrator shall mean the plan administrator under the Prior Plan in any case deemed appropriate by the Plan Administrator under this Plan.

     For purposes of this Article, the following definitions shall apply. The term "Agreement" shall mean the 1997 Employee Programs Agreement between PepsiCo, inc. and Tricon Global Restaurants, Inc. The terms "Close of the Distribution Date," "Transferred Individuals" and "Transition Individuals" shall take the definitions given those terms in the Agreement.

                                                                   EXHIBIT 10.15







                                                     October 20, 1997



Mr. Andrall E. Pearson
Chairman and Chief Executive Officer
Tricon Global Restaurants, Inc.
1441 Gardiner Lane
Louisville, KY  40213

Dear Andy:

         A letter agreement dated June 25, 1997 ("June Agreement") confirmed the terms and conditions of your employment as Chairman and Chief Executive Officer of Tricon Global Restaurants, Inc. ("Tricon"). This letter agreement (the "Amendment") revises the June Agreement in certain respects. These changes are necessary to permit Tricon to receive a full tax deduction for both the bonus payable to you at the end of 1997 and any gains on your stock options. The numbering of the paragraphs below corresponds to the paragraph numbering in the June Agreement.

         3. Compensation. The one-time bonus of $850,000 that was to be paid at year end 1997 shall be paid after you are no longer employed by Tricon. To adjust this bonus for deferred payment, it shall be treated in all respects as if it had been deferred until such time under the Discount Stock Plan in Tricon's Executive Income Deferral Program. The Compensation Committee of Tricon's Board of Directors, however, shall retain the discretion to shorten the period of deferral and to pay the one-time bonus (adjusted for deferred payment) prior to your termination of employment.

         4. Long-Term Incentives. The exercise price for each of your options to purchase 1,050,000 shares of Tricon Common Stock shall be the mean of the closing prices for Tricon Common Stock for the fifth through the twentieth trading days after Tricon's spin-off from PepsiCo, Inc., but such price shall not be less than the mean of the high and low sales prices for Tricon Common Stock on the grant date.

                         TRICON Global Restaurants, Inc.

                                                                   June 25, 1997

Mr. Andrall E. Pearson
Clayton Dubilier & Rice, Inc.
375 Park Avenue, 18th Floor
New York, New York  10152

Dear Andy:

     This letter agreement (the "Agreement") confirms the terms and conditions of your employment as Chairman and Chief Executive Officer of TRICON Global Restaurants, Inc. ("TRICON"), a newly formed North Carolina corporation and wholly owned subsidiary of PepsiCo, Inc. ("PepsiCo"). TRICON was formed to be the parent company for PepsiCo's quick service restaurant businesses. Subject to certain conditions, in October 1997, PepsiCo intends to spin off TRICON to PepsiCo's shareholders (the "Spin-off").

     1. Employment and Term. You are hereby employed as Chairman and Chief Executive Officer of TRICON for a term of three years, commencing July 1, 1997. Such term may, however, be modified pursuant to Paragraph 5 hereof.

     2. Duties. Prior to the Spin-off, you shall be responsible for assisting with and facilitating the Spin-off, including, without limitation, matters relating to TRICON's capital structure, staffing, investor relations, public relations, benefits, compensation and operating structure. You will perform such duties consistent with the direction and decisions of PepsiCo's Board of Directors and senior management.

     At and after the Spin-off, you shall have supervision of the policies, business and affairs of TRICON, and such other powers and duties as are commonly incident to the offices of Chairman and Chief Executive Officer.

     3. Compensation. As compensation for your services hereunder, you shall be paid a salary of $900,000 per year, in equal bi-weekly installments.

     You shall also receive annual incentive compensation in amounts to be determined by the Compensation Committee (the "Committee") of the TRICON Board of Directors based on performance objectives established by the Committee. The target incentive compensation for each year of this Agreement is $900,000 and bonus awards may range from zero to 200% of such target. However, the bonus for 1997 (payable in early 1998) shall be $450,000. In addition, you shall be paid, by year end 1997, a one-time bonus of $850,000.

     4. Long-Term Incentives. As soon as practicable after the Spin-off, the Committee shall grant to you options to purchase 1,050,000 shares of TRICON Common Stock, par value $.05 per share (the "Options"). Such grant shall be made pursuant to a separate option agreement (the "Option Agreement"), the form of which is annexed hereto as Exhibit A. Subject to the terms and conditions of the Option Agreement, 350,000 Options shall vest on each of July 1, 1998, July 1, 1999 and July 1,

2000, and, once vested, shall be exercisable for a period of ten years from the date of grant. The exercise price for all Options shall be the mean of the closing prices for TRICON Common Stock for the fifth through the twentieth trading day after the Spin-off.

     5. Modification of Term. You agree that, in order to effect an early succession plan, the Committee may reduce the term of your employment hereunder and, in connection therewith, have the discretion to vest all unvested Options granted pursuant to the Option Agreement, and pay 100% of the special retirement payment provided for in Paragraph 6 hereof.

     6. Special Retirement Payment. TRICON shall make a special $1,000,000 retirement payment to you at the conclusion of your three-year employment term hereunder or such shorter term as may be determined by the Committee pursuant to Paragraph 5. In the event of death or total disability (as determined by the Committee), you, your designated beneficiary or estate shall receive a retirement payment which is in proportion to your service during the term of this Agreement.

     7. Benefits and Perquisites.

          a. TRICON shall reimburse you for dues, initiation fees and capital or other special assessments at a country club of your choice.

          b. TRICON shall reimburse you for expenses, not to exceed $5,000 per year, for personal financial planning.

          c. TRICON shall provide you with the use of an executive automobile, and reimburse expenses related to such automobile consistent with the PepsiCo executive car program for its most senior executives.

          d. You may participate in any income deferral and long-term savings (401(k)) plans, as well as any medical, dental, life insurance, disability insurance or other benefit or welfare plans adopted by TRICON with respect to its full-time employees.

     8. Death or Disability. In the event of your death or disability (as determined by the Committee), no additional amounts shall be due or payable hereunder excepts as provided in Paragraph 6 and in your Option Agreement, and except for payments under TRICON's insurance programs.

     9. Non-Competition. You agree that, while employed by TRICON, and for a period of two years following the end of such employment, you shall not directly or indirectly participate or have any interest in, or own, manage, operate or control, or otherwise engage, invest or participate in any business that is competitive with the business conducted by TRICON or any of its subsidiaries or affiliates. The provisions of this Paragraph 9 shall not apply to stock ownership in a publicly traded company which is not in excess of 5% of that company's outstanding equity securities.

     10. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be telecopied, delivered by overnight delivery service or mailed to the intended recipient at the address specified below, or at such other address as either party may hereafter designate to the other.

                  a.       If to Mr. Pearson, to:

                           Mr. Andrall E. Pearson
                           41 Meadow Wood Drive
                           Greenwich, CT  06830

                  b.       If to TRICON, to:

                           TRICON Global Restaurants, Inc.
                           c/o PepsiCo, Inc.
                           700 Anderson Hill Road
                           Purchase, New York  10577
                           Attention:  Secretary

     11. Entire Agreement. This Agreement contains all the understandings and representations between you and TRICON concerning your employment, and supersedes all agreements and understandings, whether oral or written, between TRICON and you with respect to such matters.

     12. Binding Agreement. This Agreement shall be binding upon and shall be for the benefit of TRICON, it successors and assigns, and you and, in the event of your death, your estate or legal representative. No rights or obligations under this Agreement can be assigned or transferred by you without the express prior written consent of TRICON.

     13. Amendment: Waiver. No provision of this Agreement may be amended, modified, supplemented or waived unless such amendment, modification, supplement or waiver is agreed to in writing, and signed by you and an authorized employee of TRICON. TRICON is not authorized to amend this Agreement in any material manner except as directed by the Committee.

     14. Governing Law. This Agreement is deemed a contract made under, and for all purposes to be governed by and construed in accordance with, the laws of the State of New York, without reference to principles of conflicts of laws.

     Please indicate your understanding and acceptance of this Agreement by signing as indicated below. Very truly yours,

                                   TRICON Global Restaurants, Inc.

                                   By:      /s/ Lawrence F. Dickie
                                            ------------------------
                                            Lawrence F. Dickie
                                            Vice President & Secretary

AGREED TO AND ACCEPTED:

/s/ Andrall E. Pearson
-------------------------

                                                                       EXHIBIT A

                             STOCK OPTION AGREEMENT

     AGREEMENT made as of the day of , 1997, by and between TRICON Global Restaurants, Inc., a North Carolina corporation having its principal office at the ("Company"), and Andrall E. Pearson (the "Optionee").

                              W I T N E S S E T H:

     WHEREAS, the Board of Directors and stockholder of the Company have approved the Long-Term Incentive Plan (the "Plan"), for the purposes and subject to the provisions set forth in the Plan;

     WHEREAS, pursuant to authority granted to it under the Plan, the Compensation Committee of the Board of Directors of the Company (the "Committee"), by resolution duly adopted at a meeting held on , 1997, granted to Optionee options to purchase shares of the Company's Common Stock upon the terms and subject to the conditions set forth below; and

     WHEREAS, each option granted under the Plan is to be evidenced by an agreement in such form and containing such terms as the Committee shall determine:

     NOW, THEREFORE, for good and valuable consideration, the Optionee and the Company hereby agree as follows:

     1. Grant. In consideration of the Optionee remaining in the employ of the Company, the Company hereby grants to the Optionee, on the terms and subject to the conditions set forth herein, the right and option to purchase an aggregate of 1,050,000 shares of the Company's Common Stock, par value $.05 per share, at a price of $ per share (the "Option Exercise Price"), which was the average closing price of the Company's Capital Stock for the period from through . The right to purchase each such share is referred to herein as an "Option".

     2. Exercisability. Subject to the terms and conditions set forth herein, the Options granted hereunder shall vest as follows: 350,000 options on July 1, 1998; 350,000 options on July 1, 1999; and 350,000 options on July 1, 2000. The
Options shall be exercisable for a period of ten years from the date of grant.

     3. Exercise Procedure. Options may be exercised by giving written notice of exercise in the manner specified from time to time by the Company. The aggregate Option Exercise Price for the shares being purchased, together with any amount which the Company may be required to withhold upon such exercise in respect of applicable foreign, federal (including FICA), state and local taxes, must be paid in full at the time of issuance of such shares.

     4. Effect of Death or Total Disability. In the event that, prior to the expiration of the Options, the Optionee ceases to be an employee of the Company by reason of the Optionee's death or total disability (as determined by the Committee), then the Optionee's designated beneficiary or, if none, legal representative, in the event of death; or the Optionee, in the event of the Optionee's

Total Disability, shall be vested with and have the right to exercise a portion of such Options which is in proportion to the Optionee's active service during the Vesting Period, and such Options may be exercised from time to time and at any times during the Exercise Period. Any Options which are not vested as set forth above shall automatically expire and terminate.

     5. Effect of Termination of Employment. Except as specifically provided in paragraph 4 above, or as determined by the Committee, if prior to the expiration of the Options the Optionee shall cease to discharge the function of a Company employee, any unexercised Options shall automatically expire and terminate, unless the Committee, in its sole discretion, shall determine otherwise.

     6. Misconduct. If, at any time during the Exercise Period or within twelve months after the exercise of any Options granted hereunder, the Optionee: (a) accepts employment with or provides consulting services for a competitor; (b) engages in any acts which are considered to be contrary to the Company's best interests, including, but not limited to, recruiting or hiring away current employees of the Company; (c) engages in any other activity which constitutes gross misconduct; (d) engages in unlawful trading in the Company's securities or the securities of any other company based on information gained as a result of his employment with the Company; or (e) discloses or misuses confidential information or trade secrets of the Company, then the Committee may, in its sole discretion, (i) cancel any unexercised Options granted hereunder, and/or (ii) require the Optionee to pay to the Company any and all gains realized from any Options granted hereunder, which have been exercised within the twelve month period immediately preceding the date on which the Optionee engages in any improper activity described herein.

If, within twelve months of the Optionee's total Disability or Retirement, the Optionee engages in any improper activity described in this paragraph 6, then the Committee may, in its sole discretion, (i) cancel any unexercised Options granted hereunder, and/or (ii) cause the Optionee to pay to the Company any and all gains realized from any Options, which have been exercised within the twelve month period immediately preceding the date on which the Optionee engages in such improper activity.

     7. Adjustment for Change in Common Stock. In the event of any change in the outstanding shares of the Company's Common Stock by reason of any stock split, stock dividend, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, spin-off or similar corporate change, the Committee may make such equitable adjustments to the number and type of shares which the Optionee may purchase pursuant to the Options, and the Option Exercise Price at which the Optionee may purchase such shares, as the Committee deems necessary and appropriate.

     8. Notices. Any notice to be given to the Company under the terms of this Agreement shall be addressed to the Company at Attention: or such other address as the Company may hereafter designate to the Optionee. Any such notice shall be deemed to have been given when personally delivered, addressed as aforesaid, or when enclosed in a properly sealed envelope or wrapper, addressed as aforesaid, and deposited, postage prepaid, with the federal postal service.

     9. Binding Effect.

     (a) This  agreement  shall be binding  upon and inure to the benefit of any assignee or successor in interest to the Company, whether by merger, consolidation or the sale of all or substantially all of the Company's assets. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.

     (b) This Agreement shall be binding upon and inure to the benefit of the Optionee, his Transferee(s), his or their legal representatives and any person to whom the Options may be transferred hereunder or by will or the applicable laws of descent and distribution.

     10. Receipt of Prospectus. The Optionee will be provided a copy of the Company's Prospectus relating to the Options and the shares covered thereby. The Optionee agrees that he will review the Prospectus and fully understand his rights under the Plan prior to exercising any Options covered thereby.

     11. Plan Controls. The Options and terms and conditions set forth herein are subject in all respects to the terms and conditions of the Plan and any Operating Guidelines or other policies or regulations which govern the administration of the Plan, which shall be controlling. The Company reserves its rights to amend or terminate the Plan at any time without the consent of the Optionee, provided, however, that Options outstanding under the Plan at the time of such amendment or termination shall not be adversely affected thereby. All interpretations or determinations by the Committee shall be final, binding and conclusive upon the Optionee, and his and their legal representatives, on any questions arising hereunder or under the Plan, the Operating Guidelines or other policies or regulations which govern administration of the Plan.

     12. Rights To Future Grants: Compliance with Law. By entering into this Agreement, the Optionee acknowledges and agrees that the award and acceptance of Options pursuant to this Agreement does not entitle the Optionee to future grants of stock options or other awards in the future under the Plan or any other plan. The Optionee further agrees to seek all necessary approvals under, make all required notifications under, and comply with all laws, rules and regulations applicable to the ownership of stock options and stock and the exercise of stock options, including, without limitation, currency and exchange laws, rules and regulations.

     13. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of North Carolina and the parties hereto consent to and accept the jurisdiction of the courts of the State of North Carolina with respect to the determination of any claim, dispute or disagreement which may arise from the interpretation, performance or breach of this Agreement, or with respect to any matter relating thereto.

     Please indicate your understanding and acceptance of the foregoing by signing and returning a copy of this Agreement.

                                             TRICON Global Restaurants, Inc.

                                             By:  /s/ Michael Theilmann
                                                  --------------------------

ATTEST:




I confirm my  understanding  of the
foregoing  and accept the Options
described above subject to the terms
and conditions described herein.



/s/ Andrall E. Pearson
------------------------------
Andrall E. Pearson

                                                                   EXHIBIT 10.16

                                    Terms of
                               Robert L. Carleton
                              Employment Agreement



     The following lists the terms and conditions of the employment agreement between Robert L. Carleton and TRICON Global Restaurants, Inc.

     1.   Position: Senior Vice President and Controller

     2.   Hired as a new hire and not as a transferred employee of PepsiCo

     3.   Starting Annual Salary: $400,000

     4.   Target Bonus: 65% of annual salary

     5. Hiring Bonus: $450,000 payment in February 1998 to partially offset the loss of unvested 1996 PepsiCo stock option award

     6. Retirement Payment: $450,000 payment will be made upon retirement from Tricon; provided that he retires on or before February 1, 2001. This payment will be offset by any benefit he receives under the Tricon Salaried Employee Pension Plan and Tricon Pension Equalization Plan.

     7. 1997 Stock Option Grants for options to buy $1,900,000 and $131,000 worth of Tricon Common Stock at a price equal to the fair market value of Tricon Common Stock on the date of grant. These grants are designed to replace options forfeited by Mr. Carleton and translate into options to purchase 62,488 and 3,949 shares of Tricon Stock at an exercise price of $30.41 and $34.47, respectively, which was the fair market value on the date of grant.

     8. 1998 and future Stock Option Grants: He is entitled to receive a regular grant for an employee at his level

                                                                   EXHIBIT 10.17

                                    Exhibit A

-------------------------
Director

                                    Form of
                            Indemnification Agreement



     AGREEMENT,   effective  as  of  October  7,  1997  between   TRICON  Global
Restaurants, Inc., a North Carolina corporation (the "Company"), and NAME (the "Indemnitee").

     WHEREAS, the Company believes that it is essential that the Company attract and maintain responsible, qualified directors and corporate officers; and

     WHEREAS, the Indemnitee is a director or corporate officer of the Company; and

     WHEREAS, both the Company and the Indemnitee recognize the increased risk of litigation and other claims being asserted against directors and corporate officers of public companies in today's environment, as well as the possibility that in certain control situations a threat of litigation may be employed to deter them from exercising their best judgment in the interest of the Company, and the consequent need to allocate the risk of personal liability through indemnification and insurance; and

     WHEREAS, the Amended and Restated Articles of Incorporation of the Company (the "Charter") requires the Company to indemnify its directors and officers to the fullest extent permitted from time to time by law and the Indemnitee is willing to serve or continue to serve as a director or corporate officer of the Company provided that he/she be indemnified as provided herein; and

     WHEREAS, in recognition of the Indemnitee's desire for protection against personal liability and of the Indemnitee's reliance on the Charter, and in part to provide Indemnitee with specific contractual assurance that the protection described in the Charter will be available to the Indemnitee (regardless of, among other things, any amendment to or revocation of the Charter or any change in the composition of the Company's Board of Directors or any acquisition transaction involving the Company), the Company wishes to provide in this Agreement for the indemnification of and the advancement of expenses to the Indemnitee to the fullest extent permitted by law and as set forth in this Agreement, and, to the extent insurance is maintained, for the continued coverage of Indemnitee under the Company's directors and officers liability insurance policies.

     NOW, THEREFORE, in consideration of the premises and of the Indemnitee continuing to serve the Company directly or, at its request, in another enterprise, and intending to be legally bound hereby, the parties hereto do hereby covenant and agree as follows:

1.   Certain Definitions

(a) Change in Control: Shall mean the occurrence of any one or more of the following events: (i) subject to the conditions contained in the final paragraph of this definition, the filing of a report on
     Schedule  13D with the  Securities  and  Exchange  Commission  pursuant  to
     Section 13(d) of the Securities Exchange Act of 1934 (the "Act") disclosing that any person other than the Company or any employee benefit plan sponsored by the Company, is the beneficial owner (as the term is defined in Rule 13d-3 under the Act) directly or indirectly, of securities representing twenty percent or more of the total voting power represented by the Company's then outstanding Voting Securities (calculated as provided in paragraph (d) of Rule 13d-3 under the Act in the case of rights to acquire Voting Securities); or (ii) the purchase by any person, other than the Company or any employee benefit plan sponsored by the Company or a subsidiary of the Company, of shares pursuant to a tender offer or exchange offer to acquire any Voting Securities of the Company (or securities convertible into such Voting Securities) for cash, securities or any other consideration, provided that after consummation of the offer, the person in question is the beneficial owner directly or indirectly, of securities representing twenty percent or more of the total voting power represented by the Company's then outstanding Voting Securities (all as calculated under clause (i); or (iii) the approval by the stockholders of the Company of (A) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation (other than a merger of the Company in which holders of Common Shares of the Company immediately prior to the merger have the same proportionate ownership of Common Shares of the surviving corporation immediately after the merger as immediately before), or pursuant to which Common Shares of the Company would be converted into cash, securities or other property, or
     (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company; or (iv) a change in the composition of the Board of Directors of the Company at any time during any consecutive twenty four month period such that "continuing directors" cease for any reason to constitute at least a 50% majority of the Board. For purposes of this definition of "Change in Control" the term "voting securities" means any securities of the Company which vote generally in the election of members of the Board of Directors and the term "continuing directors" means those members of the Board who either were directors at the beginning of a consecutive twenty-four month period or were elected during such period by or on the nomination or recommendation of at least a 50% majority of the then-existing Board.

          So long as there has not been a Change in Control within the meaning of clause (iv), the Board of Directors may adopt by a 50% majority vote of the "continuing directors" a resolution to the effect that the occurrence of an event described in clause (i) (a "Clause (i) Event") does not constitute a "Change in Control" (an "Excluding Resolution") or a resolution to the effect that the occurrence of a Clause (i) Event does constitute a "Change in Control" (an "Including Resolution"). The adoption of an Excluding Resolution with respect to any Clause (i) Event shall not deprive the Board of Directors of the right to adopt an Including Resolution with respect to such Clause (i) Event at a later date. The provisions of this second paragraph of the definition of "Change in Control" relate only to situations where a Clause (i) Event has occurred and no Change in Control within the meaning of clause (ii), (iii) or (iv) of the preceding paragraph has occurred, and nothing in this paragraph shall derogate from the principle that the occurrence of an event described in clause (ii), (iii) or (iv) of the preceding paragraph shall be deemed an immediate Change in Control regardless of whether or not Clause (i) Event has occurred and an Excluding Resolution or Including Resolution become effective.

(b) Expenses: Expenses of every kind incurred in connection with a Proceeding, including counsel fees. Expenses shall include, without limitation, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone and fax charges, postage, delivery service charges, costs associated with procurement of surety bonds or loans or other costs associated with the stay of a judgment, penalty or fine, and all other disbursements or expenses of the types customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend, investigating, or being or preparing to be a witness in a Proceeding.

(c) Independent Counsel: A lawyer or law firm that is experienced in matters of corporation law and neither presently is, nor in the past five years has been, retained to represent: (i) the Company or the Indemnitee in any matter, or (ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder.

     Notwithstanding the foregoing, the term "Independent Counsel" shall not include any person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing either the Company or the Indemnitee in an action to determine Indemnitee's rights under this Agreement. Independent Counsel may be, but need not be, a member(s) of the bar of North Carolina.

(d) Proceeding: Any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal. A "Proceeding" may be instituted by another party, or by or in the right of the Company, or by the Indemnitee. The term "Proceeding" shall also include any preliminary inquiry or investigation that the Indemnitee in good faith believes might lead to the institution of a "Proceeding".

(e) Reviewing Party: Any appropriate person or body consisting of (i) a member or members of the Company's Board of Directors, or (ii) any other person or body duly appointed by the Board who is not a party to the particular Proceeding for which the Indemnitee is seeking indemnification, or (iii) Independent Counsel.

(f) Voting Securities: Any securities of the Company which vote generally in the election of directors.

2. Term of Agreement: This Agreement shall continue until and terminate upon the later of (i) the tenth anniversary after the date that the Indemnitee shall have ceased to serve as a director or officer of the Company (or in any other capacity in respect of which he/she has rights of indemnification hereunder); or (ii) the final termination of all pending Proceedings in respect of which Indemnitee is granted rights of indemnification or advancement of Expenses hereunder, including any Proceeding commenced by the Indemnitee to enforce the Indemnitee's rights under this Agreement.

3. Right to Indemnification and Advance; How Determined: (a) In the event the Indemnitee was, is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, a Proceeding by reason of (or arising in whole or in part out of) Indemnitee's present or former status as a director, officer or fiduciary of the Company, or Indemnitee having served at the request of the Company as a director, officer, employee, trustee, agent or fiduciary of another corporation, joint venture, employee benefit plan, trust or other enterprise, the Company shall indemnify the Indemnitee to the fullest extent permitted by law in effect on the date hereof (and to such greater extent as applicable law may hereafter permit) against the obligation to pay any and all Expenses, judgments, settlements, penalties, or fines (including any interest assessed, and including any excise tax assessed with respect to an employee benefit plan) incurred on account of or with respect to such Proceeding. Such indemnification shall be made as soon as practicable, but in any event no later than sixty days after written demand is presented to the Secretary of the Company. This Agreement shall be effective as well with respect to any such Proceedings which relate to acts or omissions occurring or allegedly occurring prior to the execution of this Agreement.

          (b) In connection with any such Proceeding, if so requested by the Indemnitee, the Company shall advance, within two business days of such request, any and all reasonable Expenses to the Indemnitee (an "Expense Advance"). An Expense Advance shall be made without awaiting the results of Proceeding giving rise to the Expenses or the outcome of any further
     Proceeding to determine the Indemnitee's right to indemnification hereunder, and without making any preliminary determination as to the Indemnitee's state of mind at the time of the activities in question.

          (c) Notwithstanding the foregoing, the Company shall not be obligated to indemnify under this Section 3 a person made a party to the Proceeding if (i) the Indemnitee is not successful within the meaning of Section 6 and
     (ii) the appropriate Reviewing Party specified in subsection (e) below shall have affirmatively determined (in a written opinion in any case in which Independent Counsel referred to in Section 4 hereof is involved, a copy of which shall be delivered to the Indemnitee) that the Indemnitee's activities in question were at the time taken known or believed by him/her to be clearly in conflict with the best interests of the Company. The obligation of the Company promptly to make an Expense Advance(s) pursuant to the subsection (b) above is unqualified, is not subject to any means or other credit test, and shall be enforceable by the Indemnitee in summary judicial proceedings; but shall be subject, however, to the condition subsequent that if, when and to the extent the Reviewing Party may subsequently determine that the Indemnitee's activities were at the time taken known or believed by him/her to be clearly in conflict with the best interests of the Company, then the Company shall be entitled to be reimbursed by the Indemnitee for all such amounts theretofore advanced. The obligation of the Indemnitee to make such reimbursement shall be unsecured and without interest. The Indemnitee hereby undertakes so to reimburse the Company, the receipt of which unsecured and interest free undertaking is hereby accepted by the Company as the sole condition of advancing the Indemnitee's Expenses pursuant to subsection (b) above. If the Indemnitee has commenced legal or arbitration proceedings to secure a determination that the Indemnitee should be indemnified hereunder, the Indemnitee shall not be required to reimburse the Company for any Expense Advance until a final determination is made by the court or the arbitrators as the case may be that the Indemnitee's activities were at the time taken known or believed by him/her to be clearly in conflict with the best interests of the Company.

          (d) Notwithstanding anything in this Agreement to the contrary, prior to a Change in Control, the Indemnitee shall not be entitled to indemnification pursuant to this Agreement in connection with any Proceeding initiated by the Indemnitee unless the Board of Directors has authorized or consented to the initiation of such Proceeding. For purposes of the foregoing sentence, a Proceeding shall not be deemed to have been "initiated" by the Indemnitee where its primary purpose is to enforce the Indemnitee's rights under this Agreement.

          (e) If there has not been a Change in Control, the Reviewing Party shall be as determined by the Board of Directors, either in the specific case or under procedures adopted by the Board. If there has been a Change in Control (other than one approved in advance by a 50% majority of "continuing directors" prior to such change in Control) the Reviewing Party shall be the Independent Counsel referred to in Section 4.

          (f) If there has been a Change in Control and any dispute arises under this Agreement, the parties agree that at the Indemnitee's option such dispute shall be resolved by binding arbitration proceedings in accordance with the rules of the American Arbitration Association and the results of such proceedings shall be conclusive on both parties and shall not be subject to judicial interference or review on any ground whatsoever, including without limitation any claim that the Company was wrongfully induced to enter into this agreement to arbitrate such a dispute. The Company shall pay the cost of any arbitration proceedings under this Agreement. The Indemnitee shall be entitled to advancement of his/her Expenses in connection with such proceedings and, notwithstanding anything to the contrary in subsection (c) above, the Indemnitee shall be obligated to reimburse the Company for his/her Expenses in connection with such arbitration proceedings only if it is finally and specifically determined by the arbitrators that the Indemnitee's position in initiating the arbitration was frivolous and completely without merit.

4. Independent Counsel. (a) The Company agrees that if there is a Change in Control of the Company (other than one approved in advance by a 50% majority of "continuing directors" prior to such Change in Control) then with respect to all matters thereafter arising concerning the rights of the Indemnitee to indemnity payments and Expense Advances under the Charter, this Agreement or any other agreement or Company by-law now or hereafter in effect relating to indemnification, the Company shall (unless otherwise agreed by the Indemnitee) seek legal advice exclusively from Independent Counsel selected by the Indemnitee and approved by the Company (which approval shall not be unreasonably withheld). Such counsel, among other things, shall render its written opinion to the Company and to the Indemnitee as to whether the Indemnitee is entitled to be indemnified under this Agreement. The Company agrees to pay the reasonable fees and expenses of the Independent Counsel and fully to indemnify such counsel against any and all expenses (including attorney's fees), claims, liabilities and damages arising out of or relating to this Agreement or such counsel's engagement pursuant hereto.

          (b) Following the initial selection of Independent Counsel by the Indemnitee the Company may within seven (7) days deliver to the Indemnitee a written objection to such selection. Such objection may be asserted only on the ground that the Independent Counsel selected does not satisfy the definition of Independent Counsel in subsection 1(c) and the objection shall set forth with particularity the factual basis for such assertion. Absent a proper and timely objection, the person, persons or firm selected shall act as Independent Counsel. If such written objection is made, the Indemnitee may select alternate Independent Counsel. If the Company objects to the alternate selection the Indemnitee may either seek a judicial determination that such objections were inappropriate or else the Indemnitee may direct that the Company select Independent Counsel by lot from among the North Carolina firms having more than 25 attorneys and having a rating of "av" or better in the then current Martindale-Hubbell Law Directory. Such selection by lot shall be made by the principal financial officer of the Company in the presence of the Indemnitee (and the Indemnitee's legal counsel, or either or neither of them as the Indemnitee may elect). Such law firms shall be contacted in the order of their selection, requesting each firm to accept engagement to make the determination required, until one of such firms accepts such engagement. Notwithstanding the foregoing, in lieu of selection of alternate Independent Counsel after the Company has objected to the Indemnitee's first or second selection, the Indemnitee may request and direct that the Independent Counsel method be dispensed with and that any dispute be decided by arbitration as provided in subsection 3(f).

          (c) Considering that a fundamental purpose of this Agreement is to provide for and ensure the timely advance of an Indemnitee's Expenses in any event, if there is a Change in Control (other than one approved in advance by a 50% majority of "continuing directors" prior to such Change in Control") and the Indemnitee must commence arbitration proceedings to secure an advance of his/her Expenses, the arbitrators shall have discretion to award punitive damages to the Indemnitee if it is found that the Company's failure to advance the Indemnitee's expenses makes such an award appropriate in the circumstances.

5. Indemnification for Enforcement Expenses. The Company shall indemnify the Indemnitee against any and all Expenses (including attorneys' fees) and, if requested by the Indemnitee, shall (within two business days of such request) advance such expenses to the Indemnitee, which are incurred by the Indemnitee in connection with any Proceeding initiated by the Indemnitee for: (i) indemnification or advancement of Expenses by the Company under the North Carolina Business Corporation Act (the "NCBCA"), the Charter, this Agreement, or any other agreement now or hereafter in effect relating to indemnification; or (ii) recovery under any directors' and officers' liability insurance policies maintained by the Company. The Indemnitee shall cooperate with the person, persons or entity making the determination with respect to the Indemnitee's entitlement to indemnification under this Agreement. Any expenses incurred by the Indemnitee in so cooperating shall be borne by the

     Company   (irrespective  of  the   determination  as  to  the  Indemnitee's
     entitlement to indemnification) and the Company hereby indemnifies and agrees to hold the Indemnitee harmless therefrom.

6. Success; Partial Indemnity, etc. Notwithstanding any other provision of this Agreement, to the extent that the Indemnitee has been successful on the merits or otherwise in defense of any or all claims made against him/her in a Proceeding or in defense of any issue or matter therein, including dismissal without prejudice, the Indemnitee shall be indemnified against all Expenses incurred in connection therewith. If the Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of the Expenses, judgments, settlements, penalties or fines paid as a result of a Proceeding but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify the Indemnitee for the portion thereof to which the Indemnitee is entitled.

7.   Burden of Proof.  In  connection  with any  determination  by the Reviewing
     Party or otherwise as to whether the Indemnitee is entitled to be indemnified hereunder, the person or persons or entity or body making such determination shall presume that the Indemnitee is entitled to indemnification under this Agreement and the burden of overcoming such presumption by clear and convincing evidence shall be on the Company. The termination of any claim, action, suit or proceeding by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that the Indemnitee's activities were at the time taken known or believed by him/her to be clearly in conflict with the best interests of the Company, or that a court has determined that indemnification is not permitted. In addition, neither the failure of the Reviewing Party to have made a determination as to the Indemnitee's state of mind, nor an actual determination by the Reviewing Party that the Indemnitee had a state of mind prior to the commencement of arbitration (if applicable) or legal proceedings to secure a determination that the Indemnitee should be indemnified under this agreement and applicable law, shall be a defense to the Indemnitee's claim or create a presumption of any kind. The knowledge and/or actions, or failure to act, of any director, officer, agent, fiduciary or employee of the Company shall not be imputed to the Indemnitee for purposes of determining the right to indemnification under this Agreement.

8. Nonexclusivity, Etc. The rights of the Indemnitee hereunder shall be in addition to any other rights the Indemnitee may have under the Charter, the NCBCA or any other agreement. To the extent that a change in the NCBCA (whether by a statute or judicial decision) permits greater indemnification by agreement than would be afforded currently under the Charter and this Agreement, it is the intent of the parties that the Indemnitee shall enjoy by this Agreement the greater benefits so afforded by such change.

9. Contribution. In the event the indemnification provided for in Section 3 of this Agreement is unavailable to the Indemnitee in connection with any Proceeding under any Federal law, the Company, in lieu of indemnifying the Indemnitee, shall contribute to the Expenses incurred by the Indemnitee in such proportion as deemed fair and reasonable by the Reviewing Party, in light of all the circumstances of the Proceeding giving rise to such Expenses, in order to reflect (i) the relative benefits received by the Company and the Indemnitee as a result of the event(s) and/or transaction(s) giving rise to such Proceeding, and (ii) the relative fault of each.

10. Liability Insurance. To the extent the Company maintains an insurance policy or policies providing directors' and officers' liability insurance, the Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available for any Company director or officer.

11. Period of Limitations. No legal action shall be brought and no cause of action shall be asserted by or in the right of the Company against the Indemnitee, the Indemnitee's spouse, heirs, executors or personal or legal representatives after the expiration of two years from the date of accrual of such cause of action, and any claim or cause of action of the Company shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such two-year period; provided, however, that if any shorter period of limitations is otherwise applicable to any such cause of action such shorter period shall govern.

12. Procedures Valid. The Company shall be precluded from asserting in any judicial proceeding or arbitration commenced pursuant to this Agreement that the procedures and presumptions of this Agreement are not valid, binding and enforceable and shall stipulate in any such court or before any such arbitrator that the Company is bound by all the provisions of this Agreement. If a determination is made that the Indemnitee is entitled to indemnification, the Company shall be bound by such determination in any judicial proceeding or arbitration.

13. Amendments, Etc. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

14. Subrogation. In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of the Indemnitee, who shall execute an appropriate document in favor of the Company to secure such rights.

15. No Duplication of Payments. The Company shall not be liable under this Agreement to make any payment in connection with any Proceeding to the extent the Indemnitee has otherwise actually received payment (under any insurance policy, the Charter or otherwise) of the amounts otherwise indemnifiable hereunder.

16. Binding Effect, Etc. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns (including any direct or indirect successor by purchase, merger or consolidation or otherwise to all or substantially all of the business and/or assets of the Company), spouses, heirs, executors and personal and legal representatives. This Agreement shall continue in effect regardless of whether Indemnitee continues to serve as an executive officer or director of the Company or of any other entity at the Company's request. In the event of his/her demise, this Agreement shall be enforceable by the Indemnitee's legal representatives as fully as if Indemnitee had survived.

17. Severability; Headings; Pronouns. The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) is held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable in any respect, and the validity and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired and shall remain enforceable to the fullest extent permitted by law. The headings of the Sections of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction thereof. The masculine pronoun wherever used in this Agreement includes the corresponding feminine pronoun.

18. Notice of Proceedings; Notices. The Indemnitee agrees promptly to notify the Company in writing upon being served with any summons, citation, subpoena, complaint, indictment, information or other document relating to any Proceeding or matter which may be subject to indemnification or advancement of Expenses covered hereunder. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given (i) upon delivery if delivered by hand and receipted for by the party to whom said notice or other communication shall have been directed, or (ii) on the third business day after mailing if mailed by certified or registered mail with postage prepaid, and addressed as follows: If to the Indemnitee, as shown after the Indemnitee's signature below; and if to the Company, to Corporate Secretary, TRICON Global Restaurants, Inc., 1441 Gardiner Lane, Louisville, KY 40213 or such other address as may have been furnished in writing to the Indemnitee by the Company or to the Company by the Indemnitee, as the case may be.

19. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of North Carolina applicable to contracts made and to be performed in such state without giving effect to the principles of conflicts of laws.


          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                         TRICON Global Restaurants, Inc.



                         By:
                            -----------------------------------


-------------------------------------------
NAME
ADDRESS

                                                                                                              EXHIBIT 12.1
                                             TRICON Global Restaurants, Inc.
                                 Ratio of Earnings to Fixed Charges Years Ended 1997-1993
                                            (in millions except ratio amounts)

                                                        52 Weeks                      53 Weeks         52 Weeks
                                           ------------------------------------
                                             1997         1996          1995            1994             1993
                                           ---------    ----------     --------     -------------    --------------
Earnings:
Income from continuing operations before
  income taxes and cumulative effect of
  accounting changes                           (35)          72           (103)           241              416

Unconsolidated affiliates' interests,
  net (a)                                       (1)          (6)          -                (1)              (3)

Interest expense (a)                           290          310            368            349              238

Interest portion of net rent expense (a)       109          109            109            108               87
                                           ---------    ----------     --------     -------------    --------------

Earnings available for fixed charges           363          485            374            697              738
                                           =========    ==========     ========     =============    ==============

Fixed Charges:
Interest Expense (a)                           290          310            368            349              238

Interest portion of net rent  expense (a)      109          109            109            108               87
                                           ---------    ----------     --------     -------------    --------------

Total Fixed Charges                            399          419            477            457              325
                                           =========    ==========     ========     =============    ==============

Ration of Earnings to Fixed
  Charges (b) (c) (d)                        .91x        1.16x          .78x           1.53x            2.27x


(a) Included in earnings are certain allocations related to overhead costs and interest expense from PepsiCo. For purposes of these ratios, earnings are calculated by adding to (subtracting from) income from continuing operations before income taxes and cumulative effect of accounting changes the following: fixed charges, excluding capitalized interest; and losses and (undistributed earnings) recognized with respect to less than 50% owned equity investments. Fixed charges consist of interest on borrowings, the allocation of PepsiCo's interest expense and that portion of rental expense that approximates interest. For a description of the PepsiCo allocations, see Note 3 to the Consolidated Financial Statements.

(b) Included the impact of unusual, disposal and other charges of $174 million ($159 million after tax) in 1997, $246 million ($189 million after tax) in 1996 and $457 ($324 after tax) in 1995. Excluding the impact of such charges, the ratio of earnings to fixed charges would have been 1.35x,
     1.74x  and  1.74x  for  the  fiscal  years  ended  1997,   1996  and  1995,
     respectively.

(c) The Company is contingently liable for obligations of certain franchisees and other unaffiliated parties. Fixed charges associated with such obligations aggregated approximately $17 million during the fiscal year 1997. Such fixed charges, which are contingent, have not been included in the computation of the ratios.

(d) For the fiscal years December 27, 1997 and December 30, 1995, earnings were insufficient to cover fixed charges by approximately $36 million and $103 million, respectively. Earnings in 1997 includes a charge of $530 million ($425 million after tax) taken in the fourth quarter to refocus our business. Earnings in 1995 included the noncash charge of $457 million ($324 million after tax) for the initial adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

                                                                                                                 EXHIBIT 21.1
                             SUBSIDIARIES OF TRICON
                           AS OF DECEMBER 31, 1997 (1)

                                                                             Percentage of
                                                                            Voting Securities           State or
                                                                             Owned By                  Country of
Name of Subsidiary                                                      Tricon       Parent           Incorporation
------------------------                                                ------       ------         -----------------
A & M Food Services, Inc.                                                100                              Nevada
  El KrAm, Inc                                                                         100                Iowa.
Pizza Huts of the Northwest, Inc.                                                      100                Minnesota
Kentucky Fried Chicken of California, Inc.                               100                              Delaware
  Tricon Global Restaurants (Canada), Ltd.                                             100                Canada
     KFCC/TRICON Holdings Ltd.                                                         100                Canada
    KFC Management Ltd.                                                                 50                Singapore(2)
    Internationaticional Restaurants do Brasil Ltda.                                   100                Brazil
    Prestige Holdings Ltd.                                                             100                Trinidad
  Restaurant Holdings Ltd.                                                             100                United Kingdom
    Kentucky Fried Chicken (Great Britain) Limited                                     100                United Kingdom
    Pizza Hut (U.K.) Ltd.                                                               50                United Kingdom(3)
    Pizza Hut International (UK) Ltd.                                                  100                United Kingdom
  KFC International (Thailand) Ltd.                                                    100                Thailand
  Corporativo International S.A. de C.V.                                               100                Mexico
    Kentucky Fried Chicken de Mexico, S.A. de C.V.                                     100                Mexico
  Kentucky Fried Chicken Caribbean Holdings, Inc.                                      100                Delaware
    Kentucky Fried Chicken Corporate Holdings, Ltd.                                     92                Delaware(4)
      KFC France SAS                                                                   100                France
      Kentucky Fried Chicken Japan Ltd.                                                 31                Japan(5)
      Kentucky Fried Chicken International Holdings, Ltd.                              100                Delaware
        Kentucky Fried Chicken Espana, S.L.                                            100                Spain
        Kentucky Fried Chicken Global II B.V.                                          100                Netherlands
          PepsiCo Restaurants International Ltd. & Co. K.G.                            100                Germany
        PepsiCo Eurasia Limited                                                        100                Delaware
        Kentucky Fried Chicken Worldwide B.V.                                          100                Netherlands
          PepsiCo Holdings, B.V.                                                       100                Netherlands
          TRICON Restaurants (Taiwan) Co., Ltd.                                        100                Taiwan
          Pizza Gida Isletmeleri A.S.                                                  100                Turkey
          Pizza Hut Korea Co., Ltd.                                                    100                Korea
          PepsiCo (Southern Africa) Pty. Ltd.                                          100                South Africa
        Kentucky Fried Chicken Global B.V.                                             100                Netherlands
          PepsiCo Poland sp.zo.o.                                                      100                Poland
          PepsiCo Restaurants International S.A.                                       100                Spain
          Global Restaurants Inc.                                                      100                Mauritius
             PepsiCo Restaurants International (India) Pvt. Ltd.                       100                India
          Pizza Belgium B.V.B.A.                                                       100                Belgium
        Kentucky Fried Chicken Singapore Holdings Pte. Ltd.                            100                Singapore
          Pizza Hut Singapore Pte. Ltd.                                                100                Singapore
        PCNZ Ltd.                                                                      100                Mauritius
          PCNZ Investments Ltd.                                                        100                Mauritius
             PepsiCo Finance B.V.                                                      100                Netherlands
  Kentucky Fried Chicken of Southern California, Inc.                                  100                California

                                                   SUBSIDIARIES OF TRICON
                                                 AS OF DECEMBER 31, 1997(1)

                                                                         Percentage of
                                                                       Voting Securities               State or
                                                                             Owned By                 Country of
Name of Subsidiary                                                     Tricon        Parent         Incorporation
---------------------                                                  ------        ------         -------------
TRSG, Inc.                                                               100                         Delaware
Pizza Hut, Inc.                                                          100                         California
  Pizza Hut International, LLC                                           100                         Delaware
    TRICON Global Restaurants (Australia), Ltd.                                          60          Australia(6)
  Pizza Hut of America, Inc.                                                           100           Delaware
Pizza Management, Inc.                                                   100                         Texas
NKFC, Inc.                                                               100                         Delaware
    QSR, Inc.                                                                          100           Delaware
      KFC Enterprises, Inc.                                                            100           Delaware
        Kentucky Fried Chicken Corporation                                             100           Delaware
          KFC Corporation                                                              100           Delaware
             KFC National Management Company                                           100           Delaware
Taco Bell Corp.                                                          100                         California
  Calny, Inc.                                                                          100           Delaware
  Taco Bell of California, Inc.                                                        100           California
  Taco Bell Royalty Company                                                            100           California
    Taco Caliente, Inc.                                                                100           Arizona
    Taco Del Sur, Inc.                                                                 100           Georgia
    Tenga Taco, Inc.                                                                   100           Florida
  Taco Enterprises, Inc.                                                               100           Michigan
  TBLD Corp.                                                                           100           California
Upper Midwest Pizza Hut, Inc.                                            100                         Delaware
Von Karman Leasing Corp.                                                 100                         Delaware

Notes:

(1) This Schedule lists the entities that were active subsidiaries of TRICON as of December 31, 1997. Omitted from the above list are approximately 73 insignificant or inactive subsidiaries which, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary. The list also excludes approximately 77 subsidiaries of Pizza Hut, Inc., most of which operate restaurants in the U.S., and approximately 33 subsidiaries of Kentucky Fried Chicken Corporation and Kentucky Fried Chicken of California, Inc., most of which operate restaurants outside of the U.S.

(2) Kentucky Fried Chicken Singapore Holdings Pte. Ltd. Owns 50% of this subsidiary.

(3)  An outside shareholder owns 50% of this subsidiary.

(4)  Kentucky Fried Chicken Corporation owns 8% of this subsidiary.

(5)  Outside shareholders own 69% of this subsidiary.

(6) Each of the following companies (on insignificant list) owns the percentage listed of this subsidiary: TRICON Capital Pte. Limited 10%, TRICON Australia Finance Ptd. Ltd. 15%, and Pizza Hut Australia Finance Pte. Ltd. 15%.

                                                                    Exhibit 23.1


                         Consent of Independent Auditors


The Board of Directors
TRICON Global Restaurants, Inc.:

We consent to incorporation by reference in the registration statements (No. 333-42969) on Form S-3 and (No. 333-36877, 333-36955, 333-36895, 333-36961 and
333-36893) on Form S-8 of our report dated February 12, 1998, relating to the consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, cash flows and shareholders' (deficit) equity for each of the years in the three-year period ended December 27, 1997, which report appears in the Company's December 27, 1997 annual report on Form 10-K of TRICON Global Restaurants, Inc. Our audit report refers to the Company's adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.


                                   KPMG Peat Marwick LLP
Louisville, Kentucky
March 25, 1998