Form 10-Q
period 1998-03-21
TRICON GLOBAL RESTAURANTS INC
filed 1998-05-01
CIK 1041061

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q

(Mark One)
[|X|] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the quarterly  period ended March 21, 1998

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No


     The number of shares outstanding of the Registrant's Common Stock as of April 28, 1998 was 152,300,784 shares.


================================================================================

                         TRICON GLOBAL RESTAURANTS, INC.

                                      INDEX


                                                                    Page No.
                                                                 --------------
Part I.  Financial Information

         Condensed Consolidated Statement of Income -
          12 weeks ended March 21, 1998 and March 22, 1997              3


         Condensed Consolidated Statement of Cash Flows -
          12 weeks ended March 21, 1998 and March 22, 1997              4


         Condensed Consolidated Balance Sheet - March 21,
          1998 and December 27, 1997                                    5

         Notes to Condensed Consolidated Financial Statements           6

         Management's Discussion and Analysis                          12

         Independent Accountants' Review Report                        25

Part II. Other Information and Signatures                              26

                         PART I - FINANCIAL INFORMATION

                TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (in millions, except per share data - unaudited)

                                                          12 Weeks Ended
                                                    ----------------------------
                                                     3/21/98           3/22/97
                                                    -----------       ----------

REVENUES
Company restaurants                                 $    1,790        $   2,123
Franchise and license fees                                 131              114
                                                    -----------       ----------
                                                         1,921            2,237
                                                    -----------       ----------
Costs and Expenses, net
Company restaurants
  Food and paper                                           579              684
  Payroll and employee benefits                            538              633
  Occupancy and other operating expenses                   472              572
                                                    -----------       ----------
                                                         1,589            1,889
General, administrative and other expenses                 193              198
Facility actions net gain                                  (29)             (12)
                                                    -----------       ----------
Total costs and expenses, net                            1,753            2,075
                                                    -----------       ----------

Operating Profit                                           168              162

Interest expense, net                                       69               66
                                                    -----------       ----------

Income Before Income Taxes                                  99               96

Income Tax Provision                                        45               44
                                                    -----------       ----------

Net Income                                          $       54        $      52
                                                    ===========       ==========

Basic Earnings Per Common Share                     $      .36
                                                    ===========

Diluted Earnings Per Common Share                   $      .35
                                                    ===========












     See accompanying Notes to Condensed Consolidated Financial Statements.

                         TRICON GLOBAL RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions - unaudited)

                                                                 12 Weeks Ended
                                                           ---------------------
                                                             3/21/98     3/22/97
                                                           ---------    --------

Cash Flows - Operating Activities
  Net Income                                               $   54       $   52
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                             104          125
    Facility actions net gain                                 (29)         (12)
    Deferred income taxes                                      (2)         (26)
    Other noncash charges and credits, net                     18            9
    Changes in operating working capital,
     excluding effects of acquisitions and dispositions:
      Accounts and notes receivable                            (4)          (2)
      Inventories                                               4            1
      Prepaid expenses, deferred income taxes and
       other current assets                                   (23)         (88)
      Accounts payable and other current liabilities         (103)         (86)
      Income taxes payable                                     21           54
                                                           --------     --------

    Net change in operating working capital                  (105)        (121)
                                                           --------     --------
Net Cash Provided by Operating Activities                      40           27
                                                           --------     --------

Cash Flows - Investing Activities
  Capital spending                                            (53)         (62)
  Refranchising of restaurants                                121           40
  Sales of property, plant and equipment                       13          15
  Other, net                                                  (15)         17
                                                           --------     --------

Net Cash Provided by Investing Activities                      66           10
                                                           --------     --------

Cash Flows - Financing Activities
  Proceeds from Long-term Debt                                  1           24
  Payments of Revolving Credit Facility                       (55)           -
  Payments of long-term debt                                  (62)           -
  Short-term borrowings-three months or less, net             (14)          36
  Decrease in investments by and advances from PepsiCo          -         (117)
  Other, net                                                   (2)           -
                                                           --------     --------

Net Cash Used for Financing Activities                       (132)         (57)
                                                           --------     --------

Effect of Exchange Rate Changes on Cash and Cash
 Equivalents                                                   (3)           -
                                                           --------     --------

Net Decrease in Cash and Cash Equivalents                     (29)         (20)

Cash and Cash Equivalents - Beginning of year                 268          137
                                                           --------     --------
Cash and Cash Equivalents - End of period                  $  239       $  117
                                                           ========     ========

--------------------------------------------------------------------------------
Supplemental Cash Flow Information
Interest paid                                              $   83       $    6
Income taxes paid                                              34           16



     See accompanying Notes to Condensed Consolidated Financial Statements.

                TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)


                                                         3/21/98       12/27/97
                                                      -----------    -----------
                                                      (unaudited)
   ASSETS
Current Assets
Cash and cash equivalents                             $      239     $      268
Short-term investments, at cost                               49             33
Accounts and notes receivable, less allowance:
 $23 in 1998 and $20 in 1997                                 151            149
Inventories                                                   67             73
Prepaid expenses, deferred income taxes and
 other current assets                                        182            160
                                                      -----------    -----------

         Total Current Assets                                688            683

Property, Plant and Equipment, net                         3,143          3,261
Intangibles Assets, net                                      747            812
Investments in Unconsolidated Affiliates                     147            143
Other Assets                                                 181            199
                                                      -----------    -----------
         Total Assets                                 $    4,906     $    5,098
                                                      ===========    ===========

   LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and other current liabilities        $    1,156     $    1,260
Income taxes payable                                         213            195
Short-term borrowings                                        113            124
                                                      -----------    -----------

         Total Current Liabilities                         1,482          1,579

Long-term Debt                                             4,425          4,551
Other Liabilities and Deferred Credits                       601            588
                                                      -----------    -----------

         Total Liabilities                                 6,508          6,718
                                                      -----------    -----------

Shareholders' Deficit
Preferred stock, no par value, 250 shares
 authorized; no shares issued                                  -              -
Common stock, no par value, 750 shares
 authorized; 152 shares issued and outstanding
 in 1998 and 1997                                          1,273          1,271
Accumulated deficit                                       (2,710)        (2,763)
Accumulated other comprehensive income -
 currency translation adjustment                            (165)          (128)
                                                      -----------    -----------
         Total Shareholders' Deficit                      (1,602)        (1,620)
                                                      -----------    -----------
          Total Liabilities and Shareholders' Deficit $    4,906     $    5,098
                                                      ===========    ===========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular amounts in millions, except per share data)
                                   (Unaudited)


1.   FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, we suggest that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 27, 1997 ("10-K"). Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 10-K. Forward looking statements contained herein should be read in conjunction with the cautionary statements contained on page 24.

     The condensed consolidated financial statements include TRICON Global Restaurants, Inc. and its wholly owned subsidiaries. The statements include the worldwide operations of KFC, Pizza Hut and Taco Bell and, through their respective disposal dates, the Non-core Businesses disposed of in 1997. References to TRICON throughout these notes to condensed consolidated financial statements are made using the first person notations of "we" or "our." All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements present our financial position, results of operations and cash flows as if we had been an independent, publicly owned company for all periods presented prior to the Spin-off from PepsiCo on October 6, 1997. Certain allocations in 1997 of previously unallocated PepsiCo interest of $60 million and general and administrative expenses of $12 million, as well as computations of separate tax provisions, have been made to facilitate such presentation. We believe that the bases of allocation of interest and general and administrative expenses were reasonable based on the facts available at the date of their allocation. However, based on current information, such amounts are not indicative of amounts which we would have incurred if we had been an independent, publicly owned company for 1997.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary to present fairly, when read in conjunction with the 10-K, our financial position as of March 21, 1998, and the results of our operations and cash flows for the quarters ended March 21, 1998 and March 22, 1997. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2.   EARNINGS PER COMMON SHARE ("EPS")

                                                                     12 Weeks
                                                                       Ended
                                                                      3/21/98
                                                                    ------------

     Net income                                                     $     54
                                                                    ============

     Basic EPS:
     Weighted-average common shares outstanding                          152
                                                                    ============

     Basic EPS                                                      $    .36
                                                                    ============

     Diluted EPS:
     Weighted-average common shares outstanding                          152
     Shares assumed issued on exercise of dilutive options                19
     Shares assumed purchased with proceeds of dilutive options          (17)
                                                                    ------------
     Shares applicable to diluted earnings                               154
                                                                    ============

     Diluted EPS                                                    $    .35
                                                                    ============

     Unexercised employee stock options to purchase 2.3 million shares of our common stock as of March 21, 1998 were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our common stock during the 12 weeks ended March 21, 1998. Additionally, 533,260 of other potential common shares outstanding as of March 21, 1998 were not included in the computation of diluted EPS because they were antidilutive.

     Basic and diluted EPS data has been omitted for the 12 weeks ended March 22, 1997 since we were not an independent, publicly owned Company with a capital structure of our own during that period.

3.   CHANGES IN ACCOUNTING PRINCIPLES

     a.   Reporting Comprehensive Income

     Effective December 28, 1997, we adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as our other annual financial statements. This Statement also requires that we classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Our annual financial statements for prior periods will be reclassified, as required.

     Our quarterly total comprehensive income was as follows:

                                                         12 Weeks Ended
                                                 -------------------------------
                                                   3/21/98            3/22/97
                                                 -------------       -----------

           Net income                            $     54            $     52
           Currency translation adjustment            (37)                 (4)
                                                 -------------       -----------

           Total comprehensive income            $     17            $     48
                                                 =============       ===========

     b. Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

     Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998. SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, certain external direct costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged, and must be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of this SOP. We currently expense all such costs as incurred. We have not yet quantified the dollar impact of adopting SOP 98-1; however, when implemented in 1999, it will result in the capitalization of costs which would have been previously expensed.

     c.   Disclosures About Segments of an Enterprise and Related Information

     Effective December 28, 1997, we adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement allows aggregation of similar operating segments into a single operating segment, in general, if the businesses are considered similar under the criteria of this statement. For purposes of applying this statement, our domestic businesses have been aggregated. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Adoption of this statement had no impact on our reportable segments as disclosed in our 10-K. Following are the disclosures recommended by the new standard on an interim basis:

     GEOGRAPHIC AREAS

                                                         Revenues
                                            ------------------------------------
                                                      12 Weeks Ended
                                                3/21/98              3/22/97
           ---------------------------------------------------------------------
           United States                    $     1,467           $    1,724
           International                            454                  513
                                            ----------------      --------------
                                            $     1,921           $    2,237
                                            ================      ==============

                                                     Operating Profit
                                            ------------------------------------
                                                      12 Weeks Ended
                                                3/21/98              3/22/97
           ---------------------------------------------------------------------
           United States                    $       153           $      132
           International                             44                   44
           Foreign exchange net losses               (1)                  (3)
           Unallocated corporate expenses           (28)                 (11)
                                            ----------------      --------------
                                            $       168           $      162
                                            ================      ==============

                                                    Identifiable Assets
                                            ------------------------------------
                                                3/21/98             12/27/97
           ---------------------------------------------------------------------
           United States                    $     3,460           $    3,637
           International                          1,446                1,461
                                            ----------------      --------------
                                            $     4,906           $    5,098
                                            ================      ==============

     Following is a reconciliation of operating profit by segment to income before income taxes:

     For the 12 Weeks Ended March 21, 1998

                                           United                          Foreign
                                           States       International      Exchange        Unallocated       Total
                                         ----------    ---------------   ------------    ---------------   --------
     Operating profit                    $   153       $      44         $     (1)       $     (28)        $   168
     Interest (expense) income, net           (3)              1                -              (67)            (69)
                                         ----------    ---------------   ------------    ---------------   --------
     Income (loss) before income taxes
                                         $   150       $      45         $     (1)       $     (95)        $    99
                                         ==========    ===============   ============    ===============   ========

     For the 12 Weeks Ended March 22, 1997

                                           United                          Foreign
                                           States       International      Exchange        Unallocated       Total
                                         ----------    ---------------   ------------    ---------------   --------
     Operating profit                     $  132       $      44         $     (3)       $     (11)        $   162
     Interest expense, net                    (5)             (1)               -              (60)            (66)
                                         ----------    ---------------   ------------    ---------------   --------
     Income (loss) before income taxes
                                         $   127       $      43         $     (3)       $     (71)        $    96
                                         ==========    ===============   ============    ===============   ========

4.   LONG-TERM DEBT

     During the quarter, we made net payments of $57 million and $55 million under our unsecured bank Term Loan Facility and the unsecured Revolving Credit Facility, respectively. As discussed in our 10-K, amounts outstanding under the revolving credit facility are expected to fluctuate from time to time, but term loan reductions cannot be reborrowed. Such payments reduced amounts outstanding at March 21, 1998 to $1.91 billion and $2.38 billion from $1.97 billion and $2.44 billion at year end 1997, on the term facility and revolving facility, respectively.

5.   COMMITMENTS AND CONTINGENCIES

     Relationship with Former Parent After Spin-off
     ----------------------------------------------

     As disclosed in our 1997 10-K, in connection with the October 6, 1997 spin-off from PepsiCo (the "Spin-off"), separation and other related agreements (the "Separation Agreement") were entered into which contain certain indemnities to the parties and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the Spin-off. The Separation Agreement provided for, among other things, our assumption of all liabilities relating to the restaurant businesses, inclusive of the Non-core Businesses disposed of in 1997, and the indemnification of PepsiCo with respect to such liabilities. Our best estimates of all such liabilities have been included in the accompanying condensed consolidated financial statements.

     Under the Separation Agreement, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through the Spin-off Date. PepsiCo also maintains full control and absolute discretion regarding common tax audit issues of such entities. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a consistent basis with prior practice, there can be no assurance that determinations so made by PepsiCo would be the same as we would reach, acting on our own behalf.

     We have agreed to certain restrictions on future actions to ensure that the Spin-off maintains its tax-free status. Restrictions include, among other things, limitations on the liquidation, merger or consolidation with another company, certain issuances and redemptions of our Common Stock, the granting of stock options and certain sales, refranchisings, distributions or other dispositions of assets. If we fail to abide by such restrictions or to obtain waivers from PepsiCo and, as a result, the Spin-off fails to qualify as a tax-free reorganization, we will be obligated to indemnify PepsiCo for any resulting tax liability, which could be substantial. Additionally, we have indemnified PepsiCo as to any employer payroll tax it incurs related to the exercise of vested PepsiCo options held by our employees after the Spin-off. No indemnifications have been required through the first quarter of 1998 under these arrangements.

     Other Commitments and Contingencies
     -----------------------------------

     We were directly or indirectly contingently liable in the amounts of $296 million and $302 million at March 21, 1998 and December 27, 1997, respectively, for certain lease assignments and guarantees. In connection with these contingent liabilities, after the Spin-off, we were required to maintain cash collateral balances at certain institutions of approximately $30 million, which are included in Other Assets in the accompanying condensed consolidated balance sheet. At March 21, 1998, $213 million represented contingent liabilities to lessors as a result of our assigning our interest in and obligations under real estate leases as a condition to the refranchising of Company restaurants. The $213 million represented the present value of the minimum payments of the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $312 million. The balance of the contingent liabilities primarily reflected guarantees to support financial arrangements of certain unconsolidated affiliates and other restaurant franchisees.

     We are  currently  and,  for  certain  prior  years,  have  been  primarily self-insured for most workers' compensation, general liability and automotive liability losses, subject to per occurrence and aggregate annual liability limitations. During the first quarter of 1997, we participated with PepsiCo in a guaranteed cost program for certain coverages. We are also primarily self-insured for health care claims for eligible participating employees, subject to certain deductibles and limitations. We determine our liability for claims reported and for claims incurred but not reported on an actuarial basis.

     We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Like some other large retail employers, Taco Bell recently has been faced with allegations of purported class-wide wage and hour violations. We believe that the ultimate liability, if any, in excess of amounts already recognized arising from such claims or contingencies is not likely to have a material adverse effect on our results of operations, financial condition or cash flows.

                      Management's Discussion and Analysis
                      for the 12 Weeks Ended March 21, 1998

Introduction

     On October 6, 1997 (the "Spin-off Date"), the worldwide operations of KFC, Pizza Hut and Taco Bell (the "Core Business(es)") became an independent, publicly owned restaurant Company known as TRICON Global Restaurants, Inc. through a Spin-off from our former parent, PepsiCo, Inc. (the "Spin-off"). The following Management's Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements on pages 3 - 11 and the Cautionary Statements on page 24 and our filing on Form 10-K for the year ended December 27, 1997 ("10-K"). For purposes of this Management's Discussion and Analysis, we include the worldwide operations of the Core Businesses and our U.S. non-core businesses through their respective dates of disposal. These non-core businesses consist of California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo Sandwich Shop, East Side Mario's, and Hot 'n Now (collectively, the "Non-core Businesses"), which were disposed of during 1997. Where significant to the discussion, the impact of the Non-core Businesses has been separately identified. Though the full-year benefits of the fourth quarter 1997 unusual charge, discussed below, have been and are expected to be significant, we continue to expect that they will be largely offset in the near term by the negative impact of adverse economic conditions in Asia and incremental spending related to Year 2000 issues. However, in the first quarter of 1998, we believe that the benefits of the fourth quarter charge were approximately $3 million less than the negative impacts of Asia and Year 2000 spending.

     In the following discussion, volume is the estimated dollar effect of the year-over-year change in customer transaction counts. Effective net pricing includes price increases/decreases and the effect of product and country mix. Portfolio effect includes the impact on operating results related to our refranchising initiative and closure of underperforming stores.

     Tabular amounts are displayed in millions except per share and unit count amounts, or as specifically identified.

     Certain factors impacting comparability of operating performance in the quarter ended March 21, 1998 were anticipated at the prior fiscal year end and are more fully discussed in the 10-K. Updated information is provided, as follows.

     Asian Economic Events
     ---------------------

     The overall economic turmoil and weakening of local currencies throughout much of Asia against the U.S. dollar beginning in late 1997 has created, in the near term, a difficult retail environment. The turmoil encountered in our first quarter continued to adversely affect the U.S. Dollar value of our foreign currency denominated sales ("translation") and consumer demand as seen in reduced transaction counts, both of which have impacted our consolidated results of operations.

     Asian operations in such countries as China, Japan, Korea, Singapore, and Thailand, among others, comprised approximately 27% of our international system U.S. dollar translated sales in the first quarter of 1998 versus 31% in the first quarter of 1997. Asian system sales declined 16% from the comparable quarter of 1997 primarily due to foreign currency translation and transaction count declines in certain of our Asian markets. The decline in system sales is net of the impact of approximately 400 additional units operating in Asia during this year due to continuing development efforts. Excluding the impact of translation, Asian system sales were essentially flat. Company revenues declined by 7% as the impacts of translation and transaction count declines more than offset the significant impact of new unit development. Excluding the impact of translation, Company revenues increased approximately 20%. Asian operating profits declined 45% in 1998 and are expected to continue to decline on a comparable basis in the near term. Excluding the impact of translation, operating profit declined approximately 23%. While we continue to work with our suppliers to reduce costs and focus on increasing the everyday value of our product offerings, the challenges continue. We expect to continue to seek out investment opportunities in Asia, drawing from lessons learned there, and from other countries which encountered similar economic difficulties in their recent past, such as Mexico. The complexities of the international environment in which we operate make it difficult to accurately predict the ongoing effect of currency movements and continuing economic turmoil on our results of operations. Related effects will be reported in our financial statements as they become known and are estimable.

     Selected highlights of our recent operating results in Asia are as follows:

                                                                      % B(W)
                                      1998             1997          vs. 1997
                                   ------------     -----------     ------------
Systems Sales                      $   411          $   491             (16)
% of International                      27%              31%

Revenues                           $    75          $    81              (7)
% of International                      17%              16%

Operating Profit                   $    12          $    22             (45)
% of Total International                28%              49%

     Year 2000
     ---------

     We have established an enterprise-wide program to prepare our computer systems and applications for the Year 2000. Work continues to remediate the domestic and our key international countries' systems as necessary. During the first quarter, we have undertaken a plan to assess and correct the computer systems in all other international markets not previously addressed. We continue to anticipate that the majority of reprogramming and testing will be completed by the first quarter 1999 for domestic entities and second quarter 1999 for international entities.

     Testing and remediation of all our systems and applications is expected to cost $40-$45 million from inception in 1997 through completion in 1999. Of these costs, approximately $10 million had been incurred through March 21, 1998, of which $6 million was spent in the first quarter of 1998. Approximately $35 million is expected to be incurred in fiscal 1998. All costs are expected to be funded by cash flows from operations.

     Other Factors Affecting Comparability
     -------------------------------------

     In addition to the above identified near-term risks in our Asian businesses and costs related to Year 2000 issues, we believe that certain items included in 1997 results of operations are either unlikely to recur in 1998 or are expected to recur in significantly different magnitudes, thereby affecting future comparability of results. These items include $24 million in special KFC franchise contract renewal fees primarily from renewals in the second quarter of 1997 which will not recur in 1998 and the income included in 1997 results attributable to the Non-core Businesses sold in 1997 of approximately $4 million ($3 million after-tax) in the first quarter of 1997 and $4 million ($3 million after-tax) in the second quarter of 1997. In addition, 1998 total facility actions net gain after-tax is expected to be approximately half of the level of the after-tax net gain recognized in 1997, excluding the fourth quarter 1997 charge, due to the second quarter 1997 tax-free gain of approximately $100 million related to the refranchising of our restaurants in New Zealand through an initial public offering. Additionally, as disclosed in the 10-K, we are proceeding with the relocation of our Wichita, Kansas, operations to other facilities. Although the costs expensed in the first quarter were insignificant, we expect to incur approximately $5 million of relocation and other costs in each of the second and third quarters of 1998. These charges are expected to be offset by the anticipated gain on the sale of the facility in the fourth quarter.

     Store Portfolio Perspectives
     ----------------------------

     In the fourth quarter of 1997, we announced a $530 million unusual charge ($425 million after-tax). The charge included (1) costs of closing underperforming stores during 1998, primarily at Pizza Hut and internationally;
(2) reduction to fair market value, less costs to sell, of the carrying amounts of restaurants we intend to refranchise in 1998; (3) impairment of certain restaurants intended to be used in the business; (4) impairment of certain joint venture investments; and (5) related personnel reductions. Of the $530 million charge, approximately $440 million related to asset writedowns and approximately $90 million related to liabilities, primarily occupancy-related costs and severance. Through March 21, 1998, the amounts utilized to date apply only to the actions covered by the charge and no material adjustments have been made to the charge. The charge included reserves related to 1,407 units expected to be refranchised and/or closed. As of March 21, 1998, 283 units have been closed and 11 units have been refranchised.

     The charge is expected to have a favorable impact on future cash flows and operating profits. We believe our worldwide business, upon completion of the actions covered by the charge, will be significantly more focused and better positioned to deliver consistent growth in operating earnings before facility actions. We estimate that the favorable impact on operating profit related to the 1997 fourth quarter charge was approximately $13 million in the first quarter of 1998. For purposes of discussion of their impact on operating margins, the benefits are generally categorized in two ways. First, as they relate to stores that have been closed or refranchised, the impact is included in portfolio effect. Second, as they relate to the absence of depreciation in 1998 for stores which have not yet been closed or refranchised, the impact is a separately identified component of the change in margins.

     Our portfolio initiatives, coupled with the relative number of new points of distribution added by our franchisees and licensees and by us, have reduced our overall Company ownership percentage (including joint venture units) of our Core Businesses' total system units by 1 percentage point from year-end 1997 and by 7 percentage points from year-end 1996 to 37% at March 21, 1998.

Results of Operations

Worldwide
---------
                                       12 Weeks Ended
                               --------------------------------
                                 3/21/98             3/22/97         % B(W)
                               ------------        ------------    ------------
SYSTEM SALES                   $    4,557          $    4,584          (1)
                               ============        ============

REVENUES
Company sales                  $    1,790          $    2,123         (16)
Franchise and license fees            131                 114          15
                               ------------        ------------
  Total Revenues               $    1,921          $    2,237         (14)
                               ============        ============

COMPANY RESTAURANT MARGINS
    Domestic                   $      150          $      180         (17)
    International                      51                  54          (6)
                               ------------        ------------
    Total                      $      201          $      234         (14)
                               ============        ============
    % of sales                     11.2%                11.0%       .2 points

Ongoing operating profit       $      139          $      150          (7)
Facility actions net gain              29                  12          NM
                               ------------        ------------
Operating profit                      168                 162           4

Interest expense, net                  69                  66          (5)
Income tax provision                   45                  44          (2)
                               ------------        ------------
Net Income                     $       54          $       52           4
                               ============        ============
Diluted earnings per share     $     .35
                               ============
Pro forma diluted earnings per
 share  (1)                                         $     .34
                                                    ============

(1) Assumes the 152 million shares issued at Spin-off and the 2 million dilutive options for the first quarter of 1998 had been outstanding from the beginning of fiscal 1997.

NM - Not Meaningful
--------------------------------------------------------------------------------
WORLDWIDE RESTAURANT UNIT ACTIVITY

                                                           Joint
                                    Company         Venture       Franchised         Licensed           Total
                                ----------------   ----------    --------------     -----------      ------------

Balance at December 27, 1997         10,117           1,090           15,097            3,408           29,712
New Builds & Acquisitions                64              12              167              139              382
Refranchising & Licensing              (198)             (6)             202                2               -
Closures                               (246)            (28)            (127)             (79)            (480)
                                ----------------   ----------    --------------     -----------      ------------
Balance at March 21, 1998             9,737(a)        1,068           15,339            3,470           29,614
                                ================   ==========    ==============     ===========      ============
% of Total                            32.9%             3.6%           51.8%              11.7%           100.0%
                                ================   ==========    ==============     ===========      ============

(a)  Includes 476 units  approved  for closure,  but not yet closed at March 21,
     1998.
--------------------------------------------------------------------------------

     System sales, which represents the Core Businesses' combined sales of Company, joint venture, franchised and licensed units, decreased $27 million or 1% in 1998. Excluding the negative impact of foreign currency translation, system sales increased by $154 million or 3%. This increase resulted primarily from the development of new units in the quarter and the 1998 full quarter effect of 1997 developed units, predominantly by franchisees and licensees. Domestically, development during the quarter was principally at Pizza Hut and Taco Bell with international development largely in China. This growth in system sales was partially offset by store closures.

     Revenues decreased $316 million or 14%. Company sales decreased $333 million or 16%. Excluding the negative impact of foreign currency translation, total revenues decreased $266 million or 12%, and Company sales declined $285 million or 13%. This decrease in Company sales was primarily due to portfolio actions and the Non-core Businesses which were sold in 1997, which had first quarter 1997 revenues of $103 million. The decrease in revenues was partially offset by new unit development and effective net pricing.

Company Restaurant Margins - Worldwide

                                                    12 Weeks Ended
                                           ---------------------------------
                                              3/21/98            3/22/97
                                           --------------     --------------

Company sales                                   100.0%             100.0%
Food and paper                                   32.3%              32.2%
Payroll and employee benefits                    30.1%              29.8%
Occupancy and other operating expenses           26.4%              27.0%
                                           --------------     --------------
Company restaurant margins                       11.2%              11.0%
                                           ==============     ==============

     Company restaurant margins as a percent of sales increased 20 basis points for the first quarter of 1998 as compared to the same period in 1997. The increase was driven by the portfolio effect of facility actions, which contributed approximately 90 basis points to this improvement. In addition, the absence in 1998 of depreciation and amortization relating to stores included in the fourth quarter charge, which have not yet been closed or refranchised at the end of the quarter, contributed approximately 45 basis points to the net increase. The positive impact of facility actions and the benefits of the fourth quarter charge were significantly offset by the margin impact of lower overall transactions and costs in excess of price increases, primarily labor.

General, Administrative and Other Expenses

                             12 Weeks Ended
                       ----------------------------
                         3/21/98         3/22/97           % B(W)
                       ------------    ------------     -------------

Domestic               $    109        $    132               17
International                55              52               (6)
Unallocated                  29              14               NM
                       ------------    ------------
                       $    193        $    198                3
                       ============    ============

     General, administrative and other expenses ("G&A") includes general and administrative expenses, other income and expense, equity income or loss from investments in unconsolidated affiliates and foreign exchange gains and losses.

     Included in the 1997 unallocated G&A was a PepsiCo allocation amount of $12 million, reflecting a portion of PepsiCo's shared administrative expenses. The allocated PepsiCo administrative expenses were based on PepsiCo's total corporate administrative expenses using a ratio of our revenues to PepsiCo's revenues. We believe that this basis of allocation was reasonable based on the facts available at the date of such allocation. Based on our current analysis, G&A that we incurred during the first quarter of 1998 as an independent, publicly owned company was approximately $2 million higher than the 1997 allocation from PepsiCo. The 1998 increase is lower than expected due mainly to delays in staffing positions at TRICON.

     G&A decreased $5 million or 3% during 1998. Excluding the effects of the disposal of our Non-core Businesses, G&A would have increased $3 million or 2% during 1998. This increase reflected increased investment spending, partially offset by the benefits of stores sold or closed in 1997. Investment spending consisted primarily of costs related to spending on Year 2000 issues, as well as the timing of investments during 1998 in certain key international markets which predated anticipated savings from the restructuring of the international markets included in the fourth quarter charge.

Facility Actions Net Gain

                                          12 Weeks Ended
                                  --------------------------------
                                   3/21/98             3/22/97
                                  -----------        -------------

Refranchising net gain            $      29          $      16
Store closure costs                       -                 (4)
                                  -----------        -------------
Facility actions net gain         $      29          $      12
                                  ===========        =============

     Refranchising net gain, which included initial franchise fees of $7 million and $3 million in 1998 and 1997, respectively, arose from refranchising 204 and 94 units in 1998 and 1997, respectively.

Operating Profits

                                      12 Weeks Ended
                              --------------------------------
                                 3/21/98           3/22/97           % B(W)
                              --------------     -------------    --------------

Domestic                      $     126          $    119                 6
International                        42                45                (7)
Foreign exchange losses              (1)               (3)               67
Unallocated expenses                (28)              (11)               NM
                              --------------     -------------
Ongoing operating profit            139               150                (7)
Facility actions net gain            29                12                NM
                              --------------     -------------
Reported operating profit     $     168          $    162                 4
                              ==============     =============

     Excluding facility actions net gain, operating profits declined $11 million or 7%. Excluding the negative impact of currency translation, the decrease in operating profit was $5 million or 3%. The remaining decrease in operating profit was driven by the absence in 1998 of the operating profits from the Non-core Businesses of $5 million. Declines in restaurant margin dollars were offset by higher franchise fees and reduced general, administrative and other expenses.

Interest Expense, Net

     Prior to the Spin-off, our operations were financed through operating cash flows, refranchising activities and investments by and advances from PepsiCo. Our 1997 interest expense includes an allocation of $60 million by PepsiCo of its interest expense (PepsiCo's weighted average interest rate applied to the average balance of investments by and advances from PepsiCo) and interest on our external debt for periods prior to the Spin-off. We believe such allocated interest expense is not indicative of the interest expense that we would have incurred as an independent, publicly owned Company or will incur in future periods.

     Interest expense increased $3 million or 5% in the first quarter of 1998 as compared to the same period in 1997. This increase is primarily due to the higher interest rate on our bank credit agreement, as compared to the PepsiCo rate used in the allocation process prior to the Spin-off, and also higher outstanding debt levels.

Income Taxes
                                                    12 Weeks Ended
                                            --------------------------------
                                              3/21/98             3/22/97
                                            -------------        -----------

  Income taxes                              $      45            $     44
  Effective tax rate                             45.3%               45.8%


Diluted Earnings Per Share

The components of diluted earnings per common share ("EPS") were as follows:

                                                       12 Weeks Ended
                                               --------------------------------
                                                3/21/98           3/22/97 (a)
                                               ----------         -------------

Operating earnings - Core Businesses           $    .25           $      .28
Facility actions net gain                           .10                  .04
                                               ----------         -------------
Net income - Core Businesses                        .35                  .32
Operating earnings - Non-core Businesses              -                  .02
                                               ----------         -------------
Net income                                     $    .35           $      .34
                                               ==========         =============

a) Pro forma EPS assumes the 152 million shares issued at Spin-off and the 2 million dilutive options for the first quarter of 1998 had been outstanding from the beginning of fiscal 1997, as our capital structure as an independent, publicly owned Company did not exist in that quarter.

Domestic
--------
                                      12 Weeks Ended
                               ------------------------------
                                 3/21/98          3/22/97           % B(W)
                               ------------    --------------    -------------

SYSTEM SALES                   $    3,057      $   2,996                 2
                               ============    ==============

REVENUES
Company sales                  $    1,381      $   1,653               (16)
Franchise and license fees             86             71                21
                               ------------    --------------
Total Revenues                 $    1,467      $   1,724               (15)
                               ============    ==============

COMPANY RESTAURANT MARGINS     $      150      $     180               (17)
                               ============    ==============

% of sales                           10.9%          10.9%                -
--------------------------------------------------------------------------------

U.S. RESTAURANT UNIT ACTIVITY

                                          Company          Franchised       Licensed         Total
                                       ---------------    -------------    -----------    ------------
Balance at December 27, 1997                 7,822             9,597           3,167           20,586
New Builds & Acquisitions                        7                51             139              197
Refranchising & Licensing                     (182)              180               2                -
Closures                                      (214)              (49)            (79)            (342)
                                       ---------------    -------------    -----------    ------------
Balance at March 21, 1998                    7,433(a)          9,779           3,229           20,441
                                       ===============    =============    ===========    ============
% of Total                                  36.4%              47.8%          15.8%           100.0%
                                       ===============    =============    ===========    ============

(a)  Includes 345 units  approved  for closure,  but not yet closed at March 21,
     1998.
--------------------------------------------------------------------------------

     System sales from Core Businesses increased $61 million or 2% in 1998 due primarily to new unit activity during the quarter predominantly by franchisees and licensees at Pizza Hut and Taco Bell and the 1998 full quarter effect of 1997 developed units. This increase was partially offset by store closures.

     Revenues decreased $257 million or 15% in 1998. Company sales declined $272 million or 16% in 1998. Excluding the effect of the Non-core Businesses, Company sales declined $170 million or 11%. This decline was principally attributable to portfolio actions at Pizza Hut and Taco Bell. This decline was partially offset by new unit development and positive same store sales at Pizza Hut and KFC.

     Same store sales are measured for our U.S. Company units. Same store sales at KFC increased 4% in 1998 driven by strong product promotions, such as Honey
Barbecue Wings and Original Recipe, which led to overall increases in transactions. Same store sales at Pizza Hut increased 5% for 1998 primarily due to increased traffic and higher average guest checks at traditional and delivery units driven by the introduction in the fourth quarter of 1997 of "The Edge" Pizza. Taco Bell same store sales declined 3%. This decline was attributable to lower transactions versus the prior year somewhat offset by higher average guest checks. The decline in transactions relates to the highly successful Star Wars promotion in 1997.

Company Restaurant Margins - Domestic

                                                          12 Weeks Ended
                                               ---------------------------------
                                                   3/21/98             3/22/97
                                               ----------------    -------------

Company sales                                       100.0%              100.0%
Food and paper                                       31.2%               31.0%
Payroll and employee benefits                        31.9%               31.6%
Occupancy and other operating expenses               26.0%               26.5%
                                               ----------------    -------------
Company restaurant margins                           10.9%               10.9%
                                               ================    =============

     Margins, excluding the portfolio effect of facility actions, declined 110 basis points primarily as a result of lower overall transactions and costs in excess of price increases, principally for labor and food. The absence in 1998 of depreciation and amortization relating to stores included in the fourth quarter charge which have not yet been closed or refranchised favorably impacted margins by approximately 30 basis points. The increased labor costs were due to the increased minimum wage in the U.S. and to costs incurred to increase the management complement in certain of our restaurants. The increase in food costs was primarily a result of higher cheese prices.

     Operating profits increased $7 million or 6% in 1998 primarily as a result of higher franchise revenues and reduced general, administrative and other expenses, offset by lower restaurant margin dollars.

International
-------------
                                         12 Weeks Ended
                                  ------------------------------
                                     3/21/98          3/22/97          % B(W)
                                  --------------    ------------    ------------

SYSTEM SALES                      $   1,500         $   1,588            (6)
                                  ==============    ============

REVENUES
Company sales                     $     409         $     470           (13)
Franchise and license fees               45                43             5
                                  --------------    ------------
   Total Revenues                 $     454         $     513           (12)
                                  ==============    ============

COMPANY RESTAURANT MARGINS        $      51         $      54            (6)
                                  ==============    ============

% of sales                           12.5%              11.5%          1.0 point
--------------------------------------------------------------------------------

INTERNATIONAL RESTAURANT UNIT ACTIVITY

                                                     Joint
                                    Company         Venture       Franchised        Licensed         Total
                                  -------------    -----------   --------------    -----------    ------------
Balance at December 27, 1997          2,295            1,090           5,500            241           9,126
New Builds & Acquisitions                57               12             116              -             185
Refranchising & Licensing               (16)              (6)             22              -             -
Closures                                (32)             (28)            (78)             -            (138)
                                  -------------    -----------   --------------    -----------    ------------
Balance at March 21, 1998             2,304(a)         1,068           5,560            241           9,173
                                  =============    ===========   ==============    ===========    ============
% of Total                           25.1%           11.7%            60.6%           2.6%          100.0%
                                  =============    ===========   ==============    ===========    ============

(a)  Includes 131 units  approved  for closure,  but not yet closed at March 21,
     1998.
--------------------------------------------------------------------------------

     System sales decreased $88 million or 6% in 1998. Foreign currency translation declines and store closures were partially offset by new unit development. Exclusive of the negative impact of foreign currency translation, system sales increased $93 million or 6% in 1998.

     Revenues decreased $59 million or 12% in 1998. Exclusive of the negative impact of foreign currency translation, revenues decreased $9 million or 2%. Company sales in 1998 decreased $61 million or 13%. In Asia, the adverse economic conditions resulted in reduced transaction counts which were partially offset by new unit development of approximately 160 units. Exclusive of the negative impact of foreign currency translation, Company sales decreased $13 million or 3%. This decrease was driven primarily by portfolio actions offset by new units. Franchise and license fees increased $2 million or 5% in 1998 primarily from new unit development and refranchising partially offset by the negative impact of foreign currency translation.

Company Restaurant Margins - International

                                                       12 Weeks Ended
                                            ------------------------------------
                                                3/21/98             3/22/97
                                            ----------------    ----------------

Company sales                                    100.0%              100.0%
Food and paper                                    35.9%               36.5%
Payroll and employee benefits                     24.0%               23.4%
Occupancy and other operating expenses            27.6%               28.6%
                                            ----------------    ----------------
Company restaurant margins                        12.5%               11.5%
                                            ================    ================

     The 100 basis points improvement in margin in 1998 was driven by the absence in 1998 of depreciation and amortization relating to stores which have not yet been closed or refranchised which contributed approximately 90 basis points of the improvement. The margin impact of the deleveraging effect of reduced transaction counts and the impact of adverse foreign currency translation declines in Asia were essentially offset by margin improvements in the balance of International markets.

     Operating profits, excluding facility actions, decreased $3 million or 7%. Improved restaurant margins and new unit development were more than offset by adverse foreign currency translation and increases in general and administrative expenses. For key markets, the impact of reduced transaction counts and foreign currency translation declines in Asia was partially offset by profit growth in Mexico, Great Britain, and Spain. Exclusive of the negative impact of foreign currency translation, operating profit increased $3 million or 7%.

Consolidated Cash Flows

     Net cash provided by operating activities increased $13 million or 48% to $40 million in 1998 due to lower utilization for working capital primarily related to the absence of deposits on insurance programs in 1998. Excluding the working capital difference, net cash provided by operating activities were relatively constant between years.

     Net cash provided by investing activities increased $56 million to $66 million in 1998. The increase was primarily attributable to higher proceeds from refranchising of restaurants of $81 million over 1997 and decreased capital spending. The increase was partially offset by a decrease in cash flow from other investing activities.

     Net cash used for financing activities more than doubled in the first quarter of 1998 to $132 million, an increase of $75 million. This increase related to higher payments on debt in the current quarter as well as reduced borrowings in the quarter.

     Financing Activities
     --------------------

     To fund the Spin-off, we negotiated a $5.25 billion bank credit agreement comprised of a $2 billion senior, unsecured Term Loan Facility and a $3.25 billion senior, unsecured Revolving Credit Facility which mature on October 2, 2002. Interest is based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin as defined in the credit agreement. As of March 21, 1998, $1.91 billion and $2.38 billion were outstanding on the Term Loan and Revolving Credit Facility, respectively, and we had approximately $717 million in unused revolving credit capacity, net of Letters of Credit of $153 million. The credit facilities are subject to various affirmative and negative covenants including financial covenants as well as limitations on additional indebtedness including guarantees of indebtedness, cash dividends, aggregate non-U.S. investments, among other things, as defined in the credit agreement.

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

     At the end of the first quarter of 1998, we were in compliance with the above noted covenants, and we will continue to closely monitor on an ongoing basis the various operating issues that could, in aggregate, affect our ability to comply with financial covenant requirements. Such issues include the ongoing economic issues faced by much of Asia as well as the intensely competitive nature of the quick service restaurant industry.

     A key component of our financing philosophy is to build balance sheet liquidity and to diversify sources of funding. Consistent with that philosophy, which was discussed with our lenders during syndication of the Term Loan Facility and Revolving Credit Facility, we have taken steps to refinance a portion of our existing bank credit facility. In that regard, in 1997 we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 with respect to an offering of $2 billion of senior unsecured debt. We may offer and sell from time to time debt securities in one or more series, in amounts, at prices and on terms to be determined by market conditions at the time of sale, as discussed in more detail in the registration statement. We currently intend to use the net proceeds from an expected issuance and sale of debt securities offered under this shelf registration to reduce term debt under the above-referenced bank credit agreement and for general corporate purposes. During 1998, we intend to reduce our reliance on bank debt by up to $1 billion through a combination of proceeds from the debt securities offered under this shelf registration, proceeds from refranchising activities and a reduction in unused credit facilities. In early May, pursuant to our shelf registration, we expect to issue $350 million 7.45% Notes due May 15, 2005 and $250 million 7.65% Notes due May 15, 2008. The proceeds will be used to reduce existing borrowings under our unsecured Term Loan Facility and unsecured Revolving Credit Facility.

     We use various derivative instruments with the objective of reducing volatility in our borrowing costs. We have utilized interest rate swap agreements to effectively convert a portion of our variable rate (LIBOR) bank debt to fixed rate and have also entered into treasury lock agreements to partially hedge the anticipated issuance of our senior debt securities discussed above. We have also entered into interest rate arrangements to limit the range of effective interest rates on a portion of our variable rate bank debt. At March 21, 1998, our weighted average interest rate was 6.6%. Other derivative instruments may be considered from time to time as well to manage our debt portfolio and to hedge foreign currency exchange exposures.

     Though we anticipate that cash flows from both operating and refranchising activities will be lower than prior year levels, we believe they will be sufficient to support our expected increased capital spending and debt service requirements.

Consolidated Financial Condition

     Our operating working capital deficit, which excludes short-term investments and short-term borrowings, is typical of restaurant operations where the majority of sales are for cash. Our operating working capital deficit declined 9% to $730 million at March 21, 1998 from $805 million at December 27, 1997. This decline primarily reflected a seasonal decrease in accounts payable and other current liabilities, and fewer Company units this year.

Quantitative and Qualitative Disclosures About Market Risk

     Market Risk

     Our primary market risk exposure with regard to financial instruments is to changes in interest rates, principally in the United States. In addition, an immaterial portion of our debt is denominated in foreign currencies which exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt was not considered significant.

     At March 21, 1998, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $28 million in annual pre-tax earnings. The estimated reduction is based upon the unhedged portion of our variable rate debt and assumes no change in the volume or composition of debt at March 21, 1998. In addition, the fair value of our interest rate derivative contracts would increase approximately $48 million. Fair value was determined by discounting the projected interest rate swap cash flows.

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

     Company risks and uncertainties include but are not limited to the lack of experience of our management group in operating the Company as an independent, publicly owned business; potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo; our substantial debt leverage and the attendant potential restriction on our ability to borrow in the future, as well as the substantial interest expense and principal repayment obligations; potential unfavorable variances between estimated and actual liabilities including those related to the sale of the Non-core Businesses; third party failures to achieve timely, effective Year 2000 remediation; and the potential inability to identify and offer to qualified franchisees to purchase Company restaurants at prices we consider appropriate under our strategy to reduce the percentage of system units we operate.

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

                     Independent Accountants' Review Report
                     --------------------------------------


The Board of Directors
TRICON Global Restaurants, Inc. and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") as of March 21, 1998 and the related condensed consolidated statements of income and cash flows for the twelve weeks ended March 21, 1998 and March 22, 1997. These financial statements are the responsibility of TRICON's management.

We  conducted  our  reviews in  accordance  with  standards  established  by the
American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TRICON as of December 27, 1997, and the related consolidated statements of operations, cash flows and shareholders' (deficit) equity for the year then ended not presented herein; and in our report dated February 12, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report, referred to above, contains an explanatory paragraph that states that TRICON in 1995 adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."




KPMG Peat Marwick LLP
Louisville, Kentucky
April 24, 1998

                   PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  EXHIBITS

                  Exhibit 12   Computation of Ratio of Earnings to Fixed Charges

                  Exhibit 15 Letter from KPMG Peat Marwick LLP regarding Unaudited Interim Financial Information (Accountants' Acknowledgment)

                  Exhibit 27   Financial Data Schedule


         (b)      Reports on Form 8-K

                  We filed a Current Report on Form 8-K dated April 28, 1998 attaching our first quarter 1998 earnings release of April 27, 1998.

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.







                                        TRICON GLOBAL RESTAURANTS, INC.
                                   --------------------------------------------
                                                 (Registrant)






Date: May 1, 1998
                                   /s/      Robert L. Carleton
                                   ---------------------------------------------
                                         Senior Vice President and
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)

                                                                                                             EXHIBIT 12.1
                                             TRICON Global Restaurants, Inc.
                                 Ratio of Earnings to Fixed Charges Years Ended 1997-1993
                                   and 12 Weeks Ended March 21, 1998 and March 22, 1997
                                            (in millions except ratio amounts)

                                                                             53 Weeks      52 Weeks
                                                     52 Weeks                                                  12 Weeks
                                          -------------------------------   ------------   ----------   -----------------------
                                           1997       1996        1995         1994          1993        3/21/98      3/22/97
                                          --------   --------    --------   ------------   ----------   ----------   ----------
Earnings:
Income from continuing operations
  before income taxes and cumulative

  effect of accounting changes                (35)        72        (103)         241            416           99           96

Unconsolidated affiliates' interests,
  net (a)                                      (1)        (6)       -              (1)            (3)          (1)          (3)

Interest expense (a)                          290        310         368          349            238           69           66

Interest portion of net rent expense (a)      109        109         109          108             87           20           23
                                          --------   --------    --------   ------------   ----------   ----------   ----------

Earnings available for fixed charges          363        485         374          697            738          187          182
                                          ========   ========    ========   ============   ==========   ==========   ==========

Fixed Charges:
Interest Expense (a)                          290        310         368          349            238           69           66

Interest portion of net rent  expense         109        109         109          108             87           20           23
  (a)
                                          --------   --------    --------   ------------   ----------   ----------   ----------

Total Fixed Charges                           399        419         477          457            325           89           89
                                          ========   ========    ========   ============   ==========   ==========   ==========

Ration of Earnings to Fixed
  Charges (b) (c) (d)                       .91x      1.16x       .78x         1.53x          2.27x        2.10x        2.05x

(a) Included in earnings for the years 1993 through 1997 are certain allocations related to overhead costs and interest expense from PepsiCo. For purposes of these ratios, earnings are calculated by adding to (subtracting from) income from continuing operations before income taxes and cumulative effect of accounting changes the following: fixed charges, excluding capitalized interest; and losses and (undistributed earnings) recognized with respect to less than 50% owned equity investments. Fixed charges consist of interest on borrowings, the allocation of PepsiCo's interest expense and that portion of rental expense that approximates interest. For a description of the PepsiCo allocations, see the notes to the consolidated financial statements included in the 10-K.

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

(d) For the fiscal years December 27, 1997 and December 30, 1995, earnings were insufficient to cover fixed charges by approximately $36 million and $103 million, respectively. Earnings in 1997 includes a charge of $530 million ($425 million after-tax) taken in the fourth quarter to refocus our business. Earnings in 1995 included the noncash charge of $457 million ($324 million after-tax) for the initial adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

                                                                      EXHIBIT 15

                           Accountants' Acknowledgment


The Board of Directors
TRICON Global Restaurants, Inc.

We hereby acknowledge our awareness of the use of our report dated April 24, 1998 included within the Quarterly Report on Form 10-Q of TRICON Global Restaurants, Inc. for the twelve weeks ended March 21, 1998, and incorporated by reference in the following Registration Statements:

Description                                       Registration Statement Number

Form S-3
Initial Public Offering of Debt Securities                 333-42969

Form S-8s
Restaurant Deferred Compensation Plan                      333-36877
Executive Income Deferral Program                          333-36955
TRICON Long-Term Incentive Plan                            333-36895
Share Power Stock Option Plan                              333-36961
TRICON Long-Term Savings Program                           333-36893

Pursuant to Rule 436(c) of the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.







KPMG Peat Marwick LLP
Louisville, Kentucky
May 1, 1998