Form 10-Q
period 1998-09-05
TRICON GLOBAL RESTAURANTS INC
filed 1998-10-19
CIK 1041061

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q

(MarkOne)

[|X|]QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934 for the quarterly period ended September 5, 1998

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


The number of shares outstanding of the Registrant's Common Stock as of October 15, 1998 was 152,850,836 shares.


================================================================================

                         TRICON GLOBAL RESTAURANTS, INC.

                                      INDEX

                                                                                                       Page No.
                                                                                                    -----------------
Part I.  Financial Information

         Condensed Consolidated Statement of Income (Unaudited) - 12 and 36 weeks ended September           3
             5, 1998 and September 6, 1997

         Condensed Consolidated Statement of Cash Flows (Unaudited) - 36 weeks ended                        4
             September 5, 1998 and September 6, 1997

         Condensed Consolidated Balance Sheet - September 5, 1998 (Unaudited) and December 27,              5
             1997

         Notes to Condensed Consolidated Financial Statements (Unaudited)                                   6

         Management's Discussion and Analysis                                                              14

         Independent Accountants' Review Report                                                            34

Part II. Other Information and Signatures                                                                  35



                         PART I - FINANCIAL INFORMATION

                TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (in millions, except per share data - unaudited)

                                                        12 Weeks Ended                 36 Weeks Ended
                                                   -------------------------     ---------------------------
                                                     9/5/98        9/6/97          9/5/98         9/6/97
                                                   -----------    ----------     -----------    ------------

REVENUES
Company restaurants                                $    1,869     $   2,162      $   5,526      $   6,499
Franchise and license fees                                148           138            416            392
                                                   -----------    ----------     -----------    ------------
                                                        2,017         2,300          5,942          6,891
                                                   -----------    ----------     -----------    ------------
Costs and Expenses, net
Company restaurants
  Food and paper                                          592           698          1,762          2,102
  Payroll and employee benefits                           524           615          1,607          1,870
  Occupancy and other operating expenses                  477           592          1,420          1,754
                                                   -----------    ----------     -----------    ------------
                                                        1,593         1,905          4,789          5,726
General, administrative and other expenses                204           236            605            658
Facility actions net gain                                 (54)          (51)          (156)          (136)
Unusual (credits) charges                                  (5)           15             (5)            54
                                                   -----------    ----------     -----------    ------------
Total costs and expenses, net                           1,738         2,105          5,233          6,302
                                                   -----------    ----------     -----------    ------------

Operating Profit                                          279           195            709            589

Interest expense, net                                      62            57            198            188
                                                   -----------    ----------     -----------    ------------

Income Before Income Taxes                                217           138            511            401

Income Tax Provision                                       89            59            217            149
                                                   -----------    ----------     -----------    ------------

Net Income                                         $      128     $      79      $     294      $     252
                                                   ===========    ==========     ===========    ============

Basic Earnings Per Common Share                    $      .84                    $    1.93
                                                   ===========                   ===========

Diluted Earnings Per Common Share                  $      .82                    $    1.89
                                                   ===========                   ===========










     See accompanying Notes to Condensed Consolidated Financial Statements.

                         TRICON GLOBAL RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions - unaudited)

                                                                                                     36 Weeks Ended
                                                                                               ----------------------------
                                                                                                 9/5/98           9/6/97
                                                                                               ------------     -----------

Cash Flows - Operating Activities
  Net Income                                                                                   $    294         $     252
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                 298               379
      Facility actions net gain                                                                    (156)             (136)
      Unusual (credits) charges                                                                      (5)               54
      Deferred income taxes                                                                         (28)              (21)
      Other noncash charges and credits, net                                                         74                42
    Changes in operating working capital, excluding working capital acquired and disposed:
      Accounts and notes receivable                                                                   3               (21)
      Inventories                                                                                     5                 4
      Prepaid expenses, deferred income taxes and other current assets                              (43)              (74)
      Accounts payable and other current liabilities                                                (33)             (101)
      Income taxes payable                                                                           94                95
                                                                                               ------------     -----------
    Net change in operating working capital                                                          26               (97)
                                                                                               ------------     -----------

Net Cash Provided by Operating Activities                                                           503               473
                                                                                               ------------     -----------

Cash Flows - Investing Activities
  Capital spending                                                                                 (252)             (288)
  Refranchising of restaurants                                                                      508               534
  Sale of non-core businesses                                                                         -                91
  Sales of property, plant and equipment                                                             34                88
  Other, net                                                                                        (83)              (58)
                                                                                               ------------     -----------

Net Cash Provided by Investing Activities                                                           207               367
                                                                                               ------------     -----------

Cash Flows - Financing Activities
  Proceeds from Notes                                                                               604                 -
  Proceeds from long-term debt, net                                                                   1                 -
  Payments of Revolving Credit Facility                                                            (760)                -
  Payments of long-term debt                                                                       (659)               (9)
  Short-term borrowings-three months or less, net                                                   (17)               71
  Decrease in investments by and advances from PepsiCo                                                -              (898)
  Other, net                                                                                          2                 -
                                                                                               ------------     -----------
Net Cash Used for Financing Activities                                                             (829)             (836)
                                                                                               ------------     -----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                         (4)               (6)
                                                                                               ------------     -----------

Net Decrease in Cash and Cash Equivalents                                                          (123)               (2)

Cash and Cash Equivalents - Beginning of year                                                       268               137
                                                                                               ------------     -----------

Cash and Cash Equivalents - End of period                                                      $    145         $     135
                                                                                               ============     ===========

---------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
Interest paid                                                                                  $    214         $      21
Income taxes paid                                                                                   144               146



     See accompanying Notes to Condensed Consolidated Financial Statements.

                TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                                                             9/5/98           12/27/97
                                                                                         ---------------    --------------
                                                                                          (unaudited)
                                        ASSETS
Current Assets
Cash and cash equivalents                                                                $      145         $      268
Short-term investments, at cost                                                                  94                 33
Accounts and notes receivable, less allowance:  $17 in 1998 and $20 in 1997                     148                149
Inventories                                                                                      66                 73
Prepaid expenses, deferred income taxes and other current assets                                189                160
                                                                                         ---------------    --------------
         Total Current Assets                                                                   642                683

Property, Plant and Equipment, net                                                            2,952              3,261
Intangibles Assets, net                                                                         679                812
Investments in Unconsolidated Affiliates                                                        130                143
Other Assets                                                                                    213                199
                                                                                         ---------------    --------------
         Total Assets                                                                    $    4,616         $    5,098
                                                                                         ===============    ==============

                         LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and other current liabilities                                           $    1,226         $    1,260
Income taxes payable                                                                            285                195
Short-term borrowings                                                                           109                124
                                                                                         ---------------    --------------
         Total Current Liabilities                                                            1,620              1,579

Long-term Debt                                                                                3,725              4,551
Other Liabilities and Deferred Credits                                                          646                588
                                                                                         ---------------    --------------
         Total Liabilities                                                                    5,991              6,718
                                                                                         ---------------    --------------

Shareholders' Deficit
Preferred stock, no par value, 250 shares authorized; no shares issued                           -                  -
Common stock, no par value, 750 shares authorized; 153 and 152 shares issued and
  outstanding in 1998 and 1997, respectively                                                  1,281              1,271
Accumulated deficit                                                                          (2,469)            (2,763)
Accumulated other comprehensive income - currency translation adjustment                       (187)              (128)
                                                                                         ---------------    --------------
         Total Shareholders' Deficit                                                         (1,375)            (1,620)
                                                                                         ---------------    --------------
             Total Liabilities and Shareholders' Deficit                                 $    4,616         $    5,098
                                                                                         ===============    ==============



     See accompanying Notes to Condensed Consolidated Financial Statements.

                TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular amounts in millions, except per share data)
                                   (Unaudited)


1.   FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, we suggest that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 27, 1997 ("10-K"). Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 10-K. Forward looking statements contained herein should be read in conjunction with the cautionary statements contained on page 33.

     The condensed consolidated financial statements include TRICON Global Restaurants, Inc. and its wholly owned subsidiaries. The statements include the worldwide operations of KFC, Pizza Hut and Taco Bell and, through their respective disposal dates, our U.S. non-core businesses disposed of in 1997. These non-core businesses consist of California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo Sandwich Shop, East Side Mario's and Hot 'n Now (collectively, the "Non-core Businesses"). References to TRICON throughout these notes to condensed consolidated financial statements are made using the first person notations of "we" or "our." All significant intercompany accounts and transactions have been eliminated. For all periods presented prior to the Spin-off from PepsiCo, Inc. ("PepsiCo") on October 6, 1997, the accompanying unaudited condensed consolidated financial statements present our financial position, results of operations and cash flows as if we had been an independent, publicly owned company. Certain allocations in 1997 of previously unallocated PepsiCo interest of $53 million and $171 million and general and administrative expenses of $10 million and $34 million for the 12 and 36 weeks ended September 6, 1997, respectively, as well as computations of separate 1997 tax provisions, have been made to facilitate such presentation. We believe that the bases of allocation of interest and general and administrative expenses were reasonable based on the facts available at the date of their allocation. However, based on current information, such amounts are not indicative of amounts which we would have incurred if we had been an independent, publicly owned company for 1997.

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

     Certain items have been reclassified in the accompanying unaudited condensed consolidated financial statements for prior periods to be comparable with the classification adopted for the 12 and 36 weeks ended September 5, 1998. Such reclassifications had no effect on previously reported net income.

     In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary to present fairly, when read in conjunction with the 10-K, our financial position as of September 5, 1998, and the results of our operations for the 12 and 36 weeks ended September 5, 1998 and September 6, 1997 and cash flows for the 36 weeks ended September 5, 1998 and September 6, 1997. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2.   EARNINGS PER COMMON SHARE ("EPS")

                                                                                      12 Weeks             36 Weeks
                                                                                    Ended 9/5/98         Ended 9/5/98
                                                                                    --------------       -------------

     Net income                                                                     $     128            $      294
                                                                                    ==============       =============

     Basic EPS:
     Weighted-average common shares outstanding                                           153                   152
                                                                                    ==============       =============

     Basic EPS                                                                      $     .84            $     1.93
                                                                                    ==============       =============

     Diluted EPS:
     Weighted-average common shares outstanding                                           153                   152
     Shares assumed issued on exercise of dilutive options                                 24                    21
     Shares assumed purchased with proceeds of dilutive options                           (20)                  (18)
                                                                                    --------------       -------------
     Shares applicable to diluted earnings                                                157                   155
                                                                                    ==============       =============

     Diluted EPS                                                                    $     .82            $     1.89
                                                                                    ==============       =============

     Unexercised employee stock options to purchase 190,000 and 1.5 million shares of our common stock for the 12 and 36 weeks ended September 5, 1998, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our common stock during the 12 and 36 weeks ended September 5, 1998.

     Basic and diluted EPS data has been omitted for the 12 and 36 weeks ended September 6, 1997 since we were not an independent, publicly owned company with a capital structure of our own during that period.

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

     Our quarterly total comprehensive income was as follows:

                                                 12 Weeks Ended               36 Weeks Ended
                                            --------------------------    ------------------------
                                             9/5/98          9/6/97        9/5/98        9/6/97
                                            ----------     -----------    ----------    ----------
       Net income                           $    128       $     79       $    294      $    252
       Currency translation adjustment           (25)            (9)           (59)          (49)
                                            ----------     -----------    ----------    ----------

       Total comprehensive income           $    103       $     70       $    235      $    203
                                            ==========     ===========    ==========    ==========

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

     c.   Disclosures About Segments of an Enterprise and Related Information

     Effective December 28, 1997, we adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement allows aggregation of similar operating segments into a single operating segment, in general, if the businesses are considered similar under the criteria of this Statement. For purposes of applying this Statement, we consider our domestic businesses similar so they have been aggregated. Generally, financial information is required to be reported on the basis that we use it internally for evaluating segment performance and deciding how to allocate resources to segments. Our adoption of this Statement had no impact on our reportable segments as disclosed in our 10-K. Following are the disclosures recommended by the new standard on an interim basis:

         GEOGRAPHIC AREAS

                                                                                        Revenues
                                                               -----------------------------------------------------------
                                                                    12 Weeks Ended                   36 Weeks Ended
                                                                9/5/98         9/6/97    (1)     9/5/98          9/6/97    (1)
           ---------------------------------------------------------------------------------------------------------------
           United States                                       $   1,529     $   1,752          $   4,523       $   5,269
           International                                             488           548              1,419           1,622
                                                               ----------    -----------        ----------      ----------
                                                               $   2,017     $   2,300          $   5,942       $   6,891
                                                               ==========    ===========        ==========      ==========

                                                               Operating Profit, Interest Expense, Net and Income Before
                                                                                      Income Taxes
                                                               -----------------------------------------------------------
                                                                    12 Weeks Ended                   36 Weeks Ended
                                                                9/5/98         9/6/97    (1)     9/5/98          9/6/97    (1)
           ---------------------------------------------------------------------------------------------------------------
           Operating profit
             United States                                     $     266     $     172   (2)    $     672  (2)  $     452  (2)
             International                                            53            54                142             198
             Foreign exchange net gains (losses)                       2            (7)                 2             (15)
             Unallocated corporate expenses                          (42)          (24)              (107)            (46)
                                                               ----------    -----------        ----------      ----------
                                                                     279           195                709             589
                                                               ----------    -----------        ----------      ----------
           Interest expense, net
             United States                                             1             2                  7              12
             International                                            (1)            2                 (2)              5
             Unallocated corporate expenses                           62            53                193             171
                                                               ----------    -----------        ----------      ----------
                                                                      62            57                198             188
                                                               ----------    -----------        ----------      ----------
           Income before income taxes
             United States                                           265           170   (2)          665             440  (2)
             International                                            54            52                144             193
             Foreign exchange net losses                               2            (7)                 2             (15)
             Unallocated corporate expenses                         (104)          (77)              (300)           (217)
                                                               ----------    -----------        ----------      ----------
                                                               $     217     $     138          $     511       $     401
                                                               ==========    ===========        ==========      ==========

     (1) Results from the United States included the Non-core Businesses disposed of in 1997. Excluding the unusual charges, the Non-core Businesses contributed the following:

                                            12 Weeks Ended      36 Weeks Ended
                                                9/6/97              9/6/97
                                            ----------------    ---------------
          Revenues                          $      62           $     253
          Operating profit                          5                  15
          Interest expense, net                    (1)                 (3)
          Income before income taxes                4                  12
          Net income                                4                  10

     (2) 1998 includes reversal of certain charges of $5 million relating to better-than-expected proceeds from the sale of properties and settlement of lease liabilities associated with properties retained upon sale of the Non-core Businesses. 1997 includes unusual charges related to the disposal of the Non-core Businesses of $15 million for the quarter and $54 million year-to-date.

                                                 Identifiable Assets
                                               ---------------------------
                                                 9/5/98         12/27/97
           ---------------------------------------------------------------
           United States                       $   3,200     $    3,637
           International                           1,416          1,461
                                               ----------    -------------
                                               $   4,616     $    5,098
                                               ==========    =============

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

4.   LONG-TERM DEBT

     During the 36 weeks ended September 5, 1998, we made net payments of $640 million and $760 million under our unsecured bank Term Loan Facility and the unsecured Revolving Credit Facility, respectively. As discussed in our 10-K, amounts outstanding under the revolving credit facility are expected to fluctuate from time to time, but term loan reductions cannot be reborrowed. Such payments reduced amounts outstanding at September 5, 1998 to $1.33 billion and $1.68 billion from $1.97 billion and $2.44 billion at year-end 1997, on the term facility and revolving facility, respectively. At September 5, 1998, we had unused revolving credit agreement lines available aggregating $1.43 billion, net of outstanding letters of credit of $147 million.

     In fiscal 1997, we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 with respect to offerings of up to $2 billion of senior unsecured debt. In early May 1998, we issued $350 million 7.45% Unsecured Notes due May 15, 2005 and $250 million 7.65% Unsecured Notes due May 15, 2008 (collectively referred to as the "Notes"). The proceeds, net of issuance costs, were used to reduce existing borrowings under our unsecured term facility and revolving facility. The Notes are carried net of related discounts which are being amortized over the life of the Notes. The unamortized discount for both issues was approximately $1.1 million at September 5, 1998 and the amount of amortization in the quarter or year-to-date was not significant. Interest is payable May 15 and November 15 commencing on November 15, 1998. In anticipation of the issuance of the Notes, we entered into $600 million in treasury locks to eliminate interest rate sensitivity in pricing of the Notes. Concurrent with the issuance of the Notes, the locks were settled at a gain which will be amortized to interest expense over the life of the Notes.

5.   COMMITMENTS AND CONTINGENCIES

     Relationship with Former Parent After Spin-off

     As disclosed in our 1997 10-K, in connection with the October 6, 1997 spin-off from PepsiCo (the "Spin-off"), separation and other related agreements (the "Separation Agreement") were entered into which contain certain indemnities to the parties and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the Spin-off. The Separation Agreement provided for, among other things, our assumption of all liabilities relating to the restaurant businesses, inclusive of the Non-core Businesses disposed of in 1997, and the indemnification of PepsiCo with respect to such liabilities. Our best estimates of all such liabilities have been included in the accompanying condensed consolidated financial statements. Subsequent to Spin-off, claims have been made by certain Non-core Business franchisees and a purchaser of one of the businesses. We are disputing the validity of such claims; however, we believe that any settlement of these claims at amounts in excess of previously recorded liabilities is not likely to have a material adverse effect on our results of operations, financial condition or cash flows.

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

     We have agreed to certain restrictions on future actions to help ensure that the Spin-off maintains its tax-free status. Restrictions include, among other things, limitations on the liquidation, merger or consolidation with another company, certain issuances and redemptions of our Common Stock, the granting of stock options and certain sales, refranchisings, distributions or other dispositions of assets. If we fail to abide by such restrictions or to obtain waivers from PepsiCo and, as a result, the Spin-off fails to qualify as a tax-free reorganization, we will be obligated to indemnify PepsiCo for any resulting tax liability, which could be substantial. Additionally, we are obligated to indemnify PepsiCo in certain circumstances with respect to any employer payroll tax it incurs related to the exercise of vested PepsiCo options held by our employees after the Spin-off. No payments under these indemnities have been required through the third quarter of 1998.

     Other Commitments and Contingencies

     We were directly or indirectly contingently liable in the amounts of $310 million and $302 million at September 5, 1998 and December 27, 1997, respectively, for certain lease assignments and guarantees. In connection with these contingent liabilities, after the Spin-off, we were required to maintain cash collateral balances at certain institutions of approximately $30 million, which are included in Other Assets in the accompanying condensed consolidated balance sheet. At September 5, 1998, $215 million represented contingent liabilities to lessors as a result of our assigning our interest in and obligations under real estate leases as a condition to the refranchising our restaurants. The $215 million represented the present value of the minimum payments of the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $320 million. The balance of the contingent liabilities primarily reflected guarantees to support financial arrangements of certain unconsolidated affiliates and restaurant franchisees.

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

     In July 1998, we entered into severance agreements with certain key executives which are triggered by a termination, under certain conditions, of the executive following a change in control of the Company, as defined in the agreements. Once triggered, the affected executives would receive twice the amount of their annual base salary and their annual incentive in a lump sum, outplacement services and a tax gross-up for any excise taxes. The agreements expire December 31, 2000. In connection with the execution of these agreements, the Compensation Committee of our Board of Directors has authorized amendment of the deferred and incentive compensation plans and, following a change in control, an establishment of rabbi trusts which will be used to provide payouts under these deferred compensation plans following a change in control.

     We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Like some other large retail employers, Pizza Hut and Taco Bell recently have been faced in a few states with allegations of purported class-wide wage and hour violations. We believe that the ultimate liability, if any, in excess of amounts already recognized arising from such claims or contingencies is not likely to have a material adverse effect on our results of operations, financial condition or cash flows.

6.   SHAREHOLDERS' RIGHTS PLAN

     On July 21, 1998, our Board of Directors declared a dividend distribution of one right for each share of common stock outstanding as of August 3, 1998 (the "Record Date"). Each right initially entitles the registered holder to purchase a unit consisting of one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, without par value, at a purchase price of $130 per Unit, subject to adjustment. The rights, which do not have voting rights, will become exercisable for TRICON common stock ten business days following a public announcement that a person or group has acquired, or has commenced or intends to commence a tender offer for, 15% or more, or 20% or more if such person or group owned 10% or more on the adoption date of this plan, of our common stock. In the event the rights become exercisable for common stock, each right will entitle its holder (other than the

     Acquiring Person as defined in the Agreement) to purchase, at the right's then-current exercise price, TRICON common stock having a value of twice the exercise price of the right. In the event the rights become exercisable for common stock and thereafter we are acquired in a merger or other business combination, each right will entitle its holder to purchase, at the right's then-current exercise price, common stock of the acquiring company having a value of twice the exercise price of the right.

     The rights are redeemable in their entirety, prior to becoming exercisable, at $.01 per right under certain specified conditions. The rights expire on July 21, 2008, unless such date is extended or the rights are earlier redeemed or exchanged as provided in the Agreement.

     The foregoing description of the rights is qualified in its entirety by reference to the Rights Agreement between TRICON and BankBoston, N.A., as Rights Agent, dated as of July 21, 1998 (including the exhibits thereto).

                      Management's Discussion and Analysis
                 for the 12 and 36 Weeks Ended September 5, 1998

Introduction

     On October 6, 1997 (the "Spin-off Date"), the worldwide operations of KFC, Pizza Hut and Taco Bell (the "Core Business(es)") became an independent, publicly owned restaurant Company known as TRICON Global Restaurants, Inc. through a Spin-off from our former parent, PepsiCo, Inc. (the "Spin-off"). The following Management's Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements on pages 3 - 12 and the Cautionary Statements on page 33 and our filing on Form 10-K for the year ended December 27, 1997 ("10-K"). For purposes of this Management's Discussion and Analysis, we include the worldwide operations of the Core Businesses and, through their respective dates of disposal in 1997, the Non-core Businesses. Where significant to the discussion, the impact of the Non-core Businesses has been separately identified.

In the following discussion, volume is the estimated dollar effect of the year-over-year change in customer transaction counts. Effective net pricing includes price increases/decreases and the effect of changes in product mix. Portfolio effect includes the impact on operating results related to our refranchising initiative and closure of underperforming stores. System sales represents the Core Business' combined sales of the Company, joint venture, franchised and licensed units. Franchised and licensed unit sales are estimated based on remitted and accrued royalties.

     Tabular amounts are displayed in millions except per share and unit count amounts, or as specifically identified. Percentages may not recompute due to rounding of reported numbers.

Comparability

     Certain factors impacting comparability of operating performance in the quarter ended September 5, 1998 were anticipated at the prior fiscal year end and are more fully discussed in the 10-K. Updated information is provided below.

     The 1998 full-year benefits of the fourth quarter 1997 unusual charge, discussed below, have been and are expected to be significant. Based on the year-to-date actuals and our fourth quarter estimates, we now expect that they will be offset in the near term by the year-to-year decline in Asia operating profits and spending related to Year 2000 issues as discussed below.

     Asian Economic Events

     The overall economic turmoil and weakening of local currencies throughout much of Asia against the U.S. dollar beginning in late 1997 continues to present, in the near term, a challenging retail environment. The difficult economic conditions have continued through the third quarter of this year and have adversely affected the U.S. dollar value of our foreign currency denominated sales ("translation") and consumer demand as seen in reduced transaction counts, both of which continue to impact our consolidated results of operations.

     Asian operations in such countries as China, Japan, Korea, Singapore, Taiwan and Thailand, among others, comprised approximately 35% and 33% of our international system U.S. dollar translated sales in the quarter and year-to-date, respectively, versus 40% and 37% for the quarter and year-to-date 1997, respectively. Asian system sales declined 17% and 14% for the quarter and year-to-date, respectively. Declines in system sales in Japan, Korea, and Thailand have been mitigated by system sales increases in China and Taiwan primarily due to new unit development. Excluding the impact of foreign currency translation, Asian system sales increased 4% for both the quarter and year-to-date.

     Total revenues from Asia declined 5% for the quarter and 6% year-to-date. Included in total revenues are franchise fees which decreased $5 million, or 25%, for the quarter and $10 million, or 20%, year-to-date. Excluding the negative impacts of foreign currency translation, total revenues from Asia increased approximately 16% for both the quarter and year-to-date. New unit development in China, Taiwan and Korea led the increase, partially offset by volume declines both in the quarter and year-to-date.

     Operating profits from Asia declined 28% and 40% for the quarter and year-to-date, respectively. Excluding the impact of foreign currency translation, operating profits increased 13% in the quarter and decreased 6% year-to-date. New unit growth as well as increased store margins in China were partially offset in the quarter by lower margins in Korea and volume declines in both Korea and China. Year-to-date, the lower margins in Korea and volume declines in both Korea and China were partially offset by new unit growth and increased store margins in China. While we continue to work with our suppliers to reduce food costs and focus on increasing our everyday value offerings, the challenges continue. We expect to continue to cautiously seek out investment opportunities in Asia, drawing on lessons learned there, and from our experience in other countries which have faced similar problems in the past such as Mexico and Poland. The complexities of the international environment in which we operate make it difficult to accurately predict the ongoing effect of currency movements and continuing economic turmoil on our results of operations. Related effects will be reported in our financial statements as they become known and estimable.

     Selected highlights of our recent operating results in Asia are as follows:

                                                      12 Weeks Ended                              36 Weeks Ended
                                          ----------------------------------------    ----------------------------------------
                                                                         % B(W)                                     % B(W)
                                           9/5/98        9/6/97         vs. 1997       9/5/98        9/6/97        vs. 1997
                                          ----------    ----------     -----------    ----------    ----------    ------------

Systems Sales                             $    549      $   659            (17)       $ 1,509       $  1,765          (14)
% of International System Sales                35%          40%                           33%            37%

Revenues                                  $    126      $   133             (5)       $   318       $    338           (6)
% of International Revenues                    26%          24%                           22%            21%

Operating Profit, excluding facility
  actions                                 $     18      $    24            (28)       $    41       $     67          (40)
% of Total International Operating
  Profit, excluding facility actions           33%          55%                           31%            55%

Note:  A summary of total International results is located on page 28.

     Year 2000

     We have established an enterprise-wide plan to prepare our information technology systems (IT) and non-information technology systems with embedded technology applications (ET) for the Year 2000 issue as well as to reasonably assure that our critical business partners are prepared and to plan for business continuity as we enter the coming millennium.

     Our plan encompasses the use of both internal and external resources to identify, correct and test systems for Year 2000 readiness. External resources include nationally recognized consulting firms and other contract resources to supplement available internal resources.

     The phases of our plan - awareness, assessment, remediation, testing and implementation - are currently expected to cost $55 to $65 million from their inception through the end of 1999. This estimate includes costs related to accelerated implementation of replacement systems. Our plan contemplates our own IT/ET as well as assessment and contingency planning relative to potential Year 2000 business risks inherent in our material third party relationships. The total cost represents less than 20% of our total estimated information technology related expenses through the end of 1999. Approximately $23 million has been incurred from inception of planned actions through September 5, 1998 of which $19 million has been incurred during 1998 ($6 million in the third quarter). Approximately $31 million is expected to be incurred during the current year. All costs are expected to be funded by cash flow from operations.


     a.   TRICON IT/ET State of Readiness

     We have substantially completed our inventory process of hardware (including desktops), software (third party and internally developed) and embedded technology applications and have implemented monitoring procedures designed to insure that new IT/ET investment is Year 2000 compliant.

     Based on this inventory, we are prioritizing critical IT/ET applications and determining the Year 2000 compliance status of the IT/ET through third party vendor inquiry or internal processes. All identified critical internally developed IT is in the process of remediation, replacement or retirement. Multiple phases of our Year 2000 project are occurring at the same time and some phases will require repetition. However, the majority of remediation and unit testing is expected to be completed in early 1999. Integration testing of remediated, replaced and consolidated systems is expected to continue throughout 1999. International IT/ET efforts are expected to lag domestic efforts, however, we believe that business risk is minimized by the predominant use of unmodified third party IT in our international business for which Year 2000 compliant versions already exist.

     The following table identifies by category and status the major identified IT/ET applications.

                                                 Remediation
Category                           Compliant     In Process      Not Compliant
-------------------------------  ------------  --------------    --------------

Third Party Developed Software        321            916               133

Internally Developed Software          19            420                92

Desktop                               169            497                87

Hardware                              268          1,062                74

ET                                    189            497                12

Other                                  24            394                 2
                                 ------------  --------------    --------------

                                      990          3,786               400
                                 ============  ==============    ==============

Note: Tabulations based on currently available inventory of identified "applications." We have defined this term (as used in this Year 2000 discussion) to describe separately identifiable groups of program, hardware or ET which can be both logically segregated by business purpose and separately unit tested as to performance of a single business function. "Not compliant" applications will be either retired or replaced before the end of 1999.

     b.  Material Third Party Relationships

     We believe that our critical third party relationships can be subdivided generally into Suppliers, Banks, and Franchisees. An initial inventory of domestic restaurant suppliers and distributors is complete, and letters have been mailed requesting information regarding their Year 2000 status. Contingency plans will be developed by early 1999 for suppliers that we believe have substantial Year 2000 operational risks. An inventory is in process for international suppliers with a target for late 1998 completion after which we anticipate following the domestic process described above.

     Letters requesting compliance information have been or are being sent to relationship banks. Contingency plans will be developed by early 1999 for all banks that have not submitted written representation of Year 2000 readiness. An inventory of international banks responsible for processing deposits and payroll is in process with a late 1998 target for completion. The international banks will then be mailed letters following the same process to be used for domestic banks.

     We have approximately 1,200 domestic and 950 international franchisees. Information has been sent to all domestic franchisees regarding the business risks associated with Year 2000. Sample IT/ET project plans and a report of the compliance status in Company-owned restaurants will be made available to the franchisees by year-end. Our plan includes similar steps beginning in the fourth quarter for all international franchisees.

     Additionally, we are in the process of identifying all other third party companies that provide business critical services by late 1998 after which project plans will be developed to assess their Year 2000 readiness and develop contingency plans, as appropriate.

     The following table indicates by type of third party risk the status of the readiness process.

                          Responses Received     Responses Not Yet Received
                          -------------------    ----------------------------

Suppliers                          12                         91
Banks                              34                         77
                          -------------------    ----------------------------
                                   46                        168
                          ===================    ============================

Note: Suppliers tabulations consist primarily of existing electronic data exchange partners, including our largest suppliers, distributors and third party administrators.

     Due to the forward-looking nature and lack of historical precedent for Year 2000 issues, it is a difficult disclosure challenge. Only one thing is certain about the impact of Year 2000 - it is difficult to predict with certainty what truly will happen after December 31, 1999. Given our best efforts and execution of remediation, replacement and testing, it is probable that there will be disruptions and unexpected business problems during the early months of 2000. Our plans anticipate making diligent, reasonable efforts to assess Year 2000 readiness of our critical business partners and will ultimately yield contingency plans for business critical systems prior to the end of 1999. However, we are heavily dependent on the continued normal operations of not only our key suppliers of chicken, cheese, beef, tortillas and other raw materials and our major food and supplies distributor, but also on other entities such as lending, depository and disbursement banks and third party administrators of our benefit plans. Despite diligent preparation, unanticipated third party failures, more general public infrastructure failures, or failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial condition and/or cash flows in 1999 and beyond. Inability of our franchisees to remit franchise fees on a timely basis or lack of publicly available hard currency or credit card processing capability supporting our retail sales stream could also have material adverse impact on our results of operations, financial condition and/or cash flows.

     Other Factors Affecting Comparability

     In addition to the above identified near-term risks in our Asian businesses and costs related to Year 2000 issues, we believe that certain items included in 1997 results of operations will not recur in 1998 or will recur in significantly different magnitudes, thereby affecting comparability of results. These items include $4 million in the quarter and $23 million year-to-date in special KFC franchise contract renewal fees primarily from renewals in the second and third quarters of 1997 which did not recur in 1998 and the income included in 1997 results attributable to the Non-core Businesses sold in 1997. Excluding unusual disposal charges, the Non-core Businesses had income of $4 million ($4 million after-tax) in the third quarter of 1997 and $12 million ($10 million after-tax)year-to-date 1997. In the fourth quarter of 1997, the Non-core Businesses had income of $2 million ($1 million after-tax). Unusual disposal charges related to the Non-core Businesses were $15 million and $54 million in the quarter and year-to-date, respectively. In addition, 1998 total facility actions net gain after-tax is currently expected to decline less than 20% compared to the after-tax net gain recognized in 1997, excluding the fourth quarter 1997 charge. 1997 total facility actions net gain after-tax, excluding the fourth quarter 1997 charge, included a tax-free gain of approximately $100 million related to the refranchising of our restaurants in New Zealand through an initial public offering.

     In our 1997 10-K, we stated that we believed our 1998 net interest expense would be $40 million to $50 million higher than the interest allocated to us by PepsiCo for 1997, driven by the higher outstanding debt levels and higher expected weighted average interest rates. However, the better-than-expected proceeds from our refranchising activities and cash flows from operations have allowed us to reduce our outstanding debt at a faster pace than previously anticipated. In addition, overall borrowing rates have been lower than expected. Therefore, we now expect that our full-year 1998 net interest expense will approximate 1997 levels.

     As disclosed in the 10-K, we are proceeding with the relocation of our Wichita, Kansas, operations to other facilities. Through September 5, 1998, we have incurred approximately $12 million ($7 million in the third quarter) of termination benefits, relocation costs, early retirement and other expenses related to this relocation. We currently expect to incur the remaining relocation costs of approximately $2.5 million in the fourth quarter. These charges were expected to be substantially offset by the anticipated gain on the sale of the facility in the fourth quarter. However, due to contractual disputes with the proposed buyer, the sale of this processing center is not expected to close in the fourth quarter of 1998.

     Store Portfolio Perspectives

     In the fourth quarter of 1997, we announced a $530 million unusual charge ($425 million after-tax). The charge included (1) costs of closing underperforming stores during 1998, primarily at Pizza Hut and internationally;
(2) reduction to fair market value, less costs to sell, of the carrying amounts of certain restaurants we intended to refranchise in 1998; (3) impairment of certain restaurants intended to be used in the business; (4) impairment of certain joint venture investments; and (5) costs of related personnel reductions. Of the $530 million charge, approximately $405 million related to asset writedowns and approximately $125 million related to liabilities, primarily occupancy-related costs and severance. While the total charge is unchanged, the component amounts have been revised from our prior disclosures to reflect better information. The liabilities are expected to be settled from cash flow from operations. Through September 5, 1998, the amounts utilized to date apply only to the actions covered by the charge. Based on better-than-expected lease settlements with certain lessors, we have reversed $.7 million of the charge in the quarter and $1.7 million year-to-date. These reversals have been included in and have increased reported Facility Actions Net Gain.

     The charge included reserves related to 1,392 units expected to be refranchised (652 units) or closed (740 units). Our prior disclosure of 1,407 has been revised to eliminate a duplication in the unit count of 15 units to be refranchised. As of September 5, 1998, 417 units have been closed and 97 units have been refranchised. In addition, during the quarter, we decided to continue to operate 15 units we had planned to refranchise.

     Although we expected to refranchise or close all units by year-end 1998, we now forecast that we will not complete the refranchising of approximately 350 units and the closure of approximately 100 units until 1999. This delay is primarily due to operational issues such as longer than expected periods to locate qualified buyers, particularly for International units, extended negotiations with some lessors, and execution delays in consolidating the operations of certain units to be closed with other units that will continue to operate. We intend to refranchise or close these 450 units.

     The charge is expected to have a favorable impact on future cash flows and operating profits. We believe our worldwide business, upon completion of the actions covered by the charge, will be significantly more focused and better positioned to deliver consistent growth in operating earnings before facility actions. We estimate that the favorable impact on operating profit related to the 1997 fourth quarter charge was approximately $16 million in the third quarter of 1998 and approximately $46 million year-to-date resulting primarily from the absence of depreciation in 1998 for stores included in the charge.

     Based primarily on the improved performance of Pizza Hut in the U.S., we are currently re-evaluating our prior estimates of the fair market values of units to be refranchised and whether to close certain other units originally expected to be closed. We expect this re-evaluation to be completed in the fourth quarter of 1998.

     For the last few years, we have been working to reduce our share of total system units by selling Company restaurants to existing and new franchisees where their expertise can be leveraged to improve our concepts' overall operational performance, while retaining Company ownership of key markets. This portfolio-balancing activity has reduced, and will continue to reduce, our reported revenues and increase the importance of system sales as a key performance measure. Refranchising frees up invested capital while continuing to generate franchise fees, thereby improving returns. The impact of refranchising gains is expected to decrease over time. The following table summarizes the refranchising activities for the quarter and year-to-date 1998 and 1997.

                                               12 Weeks Ended                     36 Weeks Ended
                                       -------------------------------     ------------------------------
                                          9/5/98            9/6/97            9/5/98           9/6/97
                                       --------------    -------------     --------------    ------------

Number of units refranchised                 328               441                913            920
Refranchising proceeds, pre-tax        $     218         $     150         $      508        $   534
Refranchising net gain, pre-tax               64                50                172            203

     Our overall Company ownership percentage (including joint venture units) of our Core Businesses' total system units decreased by almost 4 percentage points from year-end 1997 and by 10 percentage points from year-end 1996 to 34% at September 5, 1998. This reduction was a result of our portfolio initiatives and the relative number of new points of distribution added and units closed by our franchisees and licensees and by us. As we approach a Company/franchise balance more consistent with our major competitors, refranchising activity is expected to substantially decrease.

Results of Operations

Worldwide

                                                      12 Weeks Ended                              36 Weeks Ended
                                         ------------------------------------------   ----------------------------------------
                                            9/5/98         9/6/97         % B(W)        9/5/98        9/6/97         % B(W)
                                         ------------   -----------     -----------   ----------    ----------     -----------

SYSTEM SALES - CORE ONLY                 $    4,905     $    4,987          (2)       $14,198       $ 14,107            1
                                         ============   ===========                   ==========    ==========

REVENUES
Company sales                            $    1,869     $    2,162         (14)       $   5,526     $  6,499          (15)
Franchise and license fees (1)                  148            138           7              416          392            6
                                         ------------   -----------                   ----------    ----------
  Total Revenues                         $    2,017     $    2,300         (12)       $   5,942     $  6,891          (14)
                                         ============   ===========                   ==========    ==========

COMPANY RESTAURANT MARGINS
    Domestic                             $      214     $      196           9        $     573     $    602           (5)
    International                                62             61           2              164          171           (4)
                                         ------------   -----------                   ----------    ----------
    Total                                $      276     $      257           8        $     737     $    773           (5)
                                         ============   ===========                   ==========    ==========
    % of sales                                14.8%         11.9%       2.9 points       13.3%        11.9%       1.4 points

Ongoing operating profit                 $      220     $      159          38        $     548     $    507            8
Facility actions net gain                       (54)           (51)          5             (156)        (136)          14
Unusual (credits) charges                        (5)            15          NM               (5)          54           NM
                                         ------------   -----------                   ----------    ----------
Operating profit                                279            195          43              709          589           20

Interest expense, net                            62             57         (10)             198          188           (5)
Income tax provision                             89             59         (50)             217          149          (46)
                                        -------------   -----------                   ----------    ----------

Net Income                               $      128     $       79          60        $     294     $    252           17
                                         ============   ===========                   ==========    ==========

Diluted earnings per share               $      .82                                   $    1.89
                                         ============                                 ==========

Pro forma diluted earnings per share
  (2)                                                    $     .50                                  $   1.62
                                                         ==========                                 ==========

(1) Excluding the 1997 KFC renewal fees, quarter and year-to-date increased 11% and 13% over the prior year, respectively.

(2) The shares used to compute pro forma diluted earnings per common share for the 12 and 36 weeks ended September 6, 1997 are the same as those used in 1998, as our capital structure as an independent publicly owned Company did not exist during the first three quarters of 1997.

NM - Not Meaningful
--------------------------------------------------------------------------------

WORLDWIDE RESTAURANT UNIT ACTIVITY

                                                                 Joint
                                              Company           Venture       Franchised         Licensed          Total
                                            -------------     ------------   --------------     ------------    ------------

   Balance at December 27, 1997                  10,117           1,090           15,097            3,408          29,712
   New Builds & Acquisitions                        161              60              530              384           1,135
   Refranchising & Licensing                       (913)             (6)             834               85              -
   Closures                                        (421)            (39)            (476)            (311)         (1,247)
                                            -------------     ------------   --------------     ------------
   Balance at September 5, 1998 (a)               8,944           1,105           15,985            3,566          29,600
                                            =============     ============   ==============     ============    ============
   % of Total                                     30.2%            3.7%            54.0%            12.1%          100.0%
                                            =============     ============   ==============     ============    ============

(a) Includes 314 Company and joint venture units approved for closure, but not yet closed at September 5, 1998.
--------------------------------------------------------------------------------

     System sales decreased $82 million, or 2%, in the quarter and increased $91 million, or 1%, year-to-date. Excluding the negative impact of foreign currency translation, system sales increased $121 million, or 2%, in the quarter and $594 million, or 4%, year-to-date. The increase in both the quarter and year-to-date resulted primarily from new unit development during the last twelve months which exceeded sales declines due to closure of lower volume units. New unit development was predominantly by franchisees and licensees. Domestically, development during 1998 was principally at Pizza Hut and Taco Bell with international development largely in China, Taiwan and Korea.

     Revenues decreased $283 million, or 12%, in the quarter and $949 million, or 14%, year-to-date. Company restaurant sales decreased $293 million, or 14%, in the quarter and $973 million, or 15%, year-to-date. The Non-core Businesses had revenues of $62 million and $253 million in last year's quarter and year-to-date, respectively. Excluding the negative impact of foreign currency translation and revenues from the Non-core Businesses, total revenues decreased $236 million, or 10%, in the quarter and $797 million, or 12%, year-to-date and Company restaurant sales decreased $251 million, or 12%, in the quarter and $836 million, or 13%, year-to-date. This decrease in Company restaurant sales for both the quarter and year-to-date was primarily due to portfolio actions, partially offset by new unit development and growth in same store sales.

     Franchise and license fees increased $10 million, or 7%, and $24 million, or 6%, for the quarter and year-to-date, respectively. Excluding the negative impact of foreign currency translation and the 1997 KFC renewal fees of $4 million in the quarter and $23 million year-to-date, franchise and license fees increased $21 million, or 16%, and $62 million, or 17%, for the quarter and year-to-date, respectively. The increase in franchise and license fees reflected the increase in continuing fees from units acquired from us and new unit development, partially offset by store closures.

Company Restaurant Margins - Worldwide

                                                   12 Weeks Ended                  36 Weeks Ended
                                               ------------------------      ----------------------------
                                                9/5/98        9/6/97           9/5/98          9/6/97
                                               ----------    ----------      -----------     ------------
Company sales                                    100.0%        100.0%           100.0%           100.0%
Food and paper                                    31.6          32.3             31.9             32.3
Payroll and employee benefits                     28.0          28.4             29.1             28.8
Occupancy and other operating expenses            25.6          27.4             25.7             27.0
                                               ----------    ----------      -----------     ------------
Company restaurant margins                        14.8%         11.9%            13.3%            11.9%
                                               ==========    ==========      ===========     ============

     Company restaurant margins as a percent of sales increased 290 basis points for the third quarter of 1998 and 140 basis points year-to-date as compared to the same periods in 1997. The portfolio effect contributed approximately 80 basis points and 70 basis points for the quarter and year-to-date, respectively, to this improvement. In addition, the absence in 1998 of depreciation and amortization relating to stores included in the 1997 fourth quarter charge contributed approximately 60 basis points for both the quarter and year-to-date. Margins, excluding the portfolio effect and the benefits of the fourth quarter charge, increased 150 basis points in the quarter and increased slightly year-to-date. In the quarter, favorable effective net pricing in excess of cost increases, primarily labor, was partially offset by volume declines in the U.S. and internationally, driven by Asia. Labor increases were driven by higher wage rates primarily related to the September 1997 minimum wage increase in the U.S. and higher incentive compensation accruals. The decrease in occupancy and other operating expenses in the quarter related primarily to store condition and quality initiatives at Taco Bell in 1997 partially offset by increased 1998 store refurbishment expenses at KFC. In addition to the factors affecting the quarterly comparison, the year-to-date results were also unfavorably impacted by an increase in the management complement in our Taco Bell restaurants and by the absence of favorable insurance actuarial adjustments which occurred in the prior year.

General, Administrative and Other Expenses

     General, administrative and other expenses ("G&A") decreased $32 million in the quarter, or 13%, and $53 million, or 8%, year-to-date and includes the following:

                                              12 Weeks Ended                              36 Weeks Ended
                                          ------------------------                     ----------------------
                                                                       % B(W) vs.                                % B(W)
                                           9/5/98        9/6/97           1997          9/5/98       9/6/97       vs. 1997
                                          ----------    ----------     ------------    ---------    ---------    -----------
G&A - Core                                $   210       $   225              6         $  620       $  628              1
G&A - Non-Core                                  -             5             NM              -           20             NM
Equity (income) loss from investments
  in unconsolidated affiliates
                                               (4)           (1)            NM            (13)          (5)            NM
Foreign exchange (gains) losses                (2)            7             NM             (2)          15             NM
                                          ----------    ----------                     ---------    ---------
                                          $   204       $   236             13         $  605       $  658              8
                                          ==========    ==========                     =========    =========

     Included in the 1997 core G&A was a PepsiCo allocation amount of $10 million in the quarter and $34 million year-to-date, reflecting a portion of PepsiCo's shared administrative expenses. The allocated PepsiCo administrative expenses were based on PepsiCo's total corporate administrative expenses using a ratio of our revenues to PepsiCo's revenues. We believe that this basis of allocation was reasonable based on the facts available at the date of such allocation. However, based on current information, such amounts are not indicative of amounts which we would have incurred if we had been an independent, publicly owned entity for all periods presented.

     We now estimate that our ongoing corporate annual general and administrative expenses as an independent, publicly owned entity will exceed the annualized amount of the PepsiCo allocation by approximately $26 million in 1998. This expected increase will be partially offset by non-recurring TRICON start-up costs of approximately $14 million which were incurred in the last three quarters of 1997. This is higher than the estimate reported in the 1998 second quarter Form 10-Q primarily due to increased estimates of performance and
stock-based  compensation   due  to  better-than-expected   operating  results,
partially offset by delays in staffing positions at Tricon corporate.

     Core G&A decreased $15 million, or 6%, in the quarter and $8 million, or 1%, year-to-date. Excluding the impact of foreign currency translation, core G&A decreased $12 million, or 5%, in the quarter and increased $1 million, or 1%, year-to-date. The favorable impact of stores sold or closed and decreased Restaurant Support Center and field overhead expenses were partially offset in the quarter and fully offset year-to-date by increased investment spending. Investment spending consisted primarily of costs related to our Year 2000 compliance and remediation efforts ($6 million in the quarter and $19 million year-to-date - see page 15) and costs to relocate certain support operations from Wichita, Kansas, to Louisville, Kentucky, and Dallas, Texas ($7 million in the quarter and $12 million year-to-date see page 18). Additionally, we experienced increased administrative expenses as an independent publicly owned company and incurred additional expenses related to the continued efforts to improve and consolidate administrative and accounting systems.

Facility Actions Net Gain

                                       12 Weeks Ended                           36 Weeks Ended
                               --------------------------------         -------------------------------
                                 9/5/98              9/6/97                9/5/98            9/6/97
                               -----------        -------------         --------------     ------------
Refranchising net gain         $      64          $      50             $     172          $     203
Store closure costs, net             (10)                 1                    (8)               (28)
Recurring impairment                   -                  -                    (8)               (39)
                               -----------        -------------         --------------     ------------
Facility actions net gain      $      54          $      51             $     156          $     136
                               ===========        =============         ==============     ============

     Refranchising net gain included initial franchise fees of $10 million and $13 million for the 12 weeks ended September 5, 1998 and September 6, 1997, respectively, and $29 million and $25 million for the 36 Weeks ended September 5, 1998 and September 6, 1997, respectively. The refranchising net gain arose from refranchising 913 and 920 units in 1998 and 1997, respectively. See page 19 for more details regarding refranchising activities. Additionally, 1998 store closure costs, net includes the reversal of $.7 million and $1.7 million in the quarter and year-to-date, respectively, of a portion of the 1997 fourth quarter charge related to better-than-expected lease settlements with certain lessors.

     Impairment resulted from our normal recurring evaluation of stores held for use. The lower amount in 1998 was primarily driven by 1997 decisions to dispose of certain stores which may have otherwise been impaired in the current evaluation. Future impairment charges depend on the facts and circumstances at each future evaluation date, so current impairment is not necessarily indicative of future impairment.

Unusual (Credits) Charges

     Unusual credits in 1998 includes the reversal of certain reserves relating to better-than-expected proceeds from the sale of properties and settlement of lease liabilities associated with properties retained upon the sale of the Non-core Businesses. Unusual charges of $15 million in the third quarter of 1997 and $54 million year-to-date resulted from our 1996 decision to dispose of our remaining Non-core Businesses. These disposal charges represented a further reduction of the carrying amounts of the Non-core Businesses to their estimated or actual fair market value, less costs to sell.

Operating Profits

                                                       12 Weeks Ended                              36 Weeks Ended
                                           ----------------------------------------    ---------------------------------------
                                            9/5/98         9/6/97         % B(W)        9/5/98        9/6/97         % B(W)
                                           ----------    -----------    -----------    ----------    ----------    -----------
Domestic - Core                            $     207     $    140            47        $     523     $     429          22
Domestic - Non-core                               -             5            NM                -            15          NM
International                                     53           45            20              130           124           5
Foreign exchange gain (losses)                     2           (7)           NM                2           (15)         NM
Unallocated expenses                             (42)         (24)          (77)            (107)          (46)         NM
                                           ----------    -----------                   ----------    ----------
Ongoing operating profit                         220          159            38              548           507           8
Facility actions net gain                        (54)         (51)            5             (156)         (136)         14
Unusual (credits) charges                         (5)          15            NM               (5)           54          NM
                                           ----------    -----------                   ----------    ----------
Reported operating profit                  $     279     $    195            43        $     709     $     589          20
                                           ==========    ===========                   ==========    ==========

     Excluding facility actions net gain and the unusual (credits) charges related to the Non-core Businesses, ongoing operating profits increased $61 million, or 38%, for the quarter and $41 million, or 8%, year-to-date. Excluding the negative impact of currency translation the increase in ongoing operating profits was $66 million, or 42%, and $56 million, or 11%, for the quarter and year-to-date, respectively. This increase in the quarter was driven by reduced G&A, restaurant margin improvements and higher franchise fees, partially offset by the absence in 1998 of the operating profits from the Non-core Businesses and the 1997 KFC renewal fees. The increase year-to-date was driven by reduced G&A and higher franchise fees, partially offset by lower restaurant margin dollars, the absence of the 1997 KFC renewal fees and the disposal of the Non-core Businesses. Ongoing operating profits included benefits related to our 1997 fourth quarter charge of $16 million and $46 million in the quarter and year-to-date, respectively. These benefits were fully offset year-to-date and partially offset in the quarter by the year-to-year decline in Asia profits and Year 2000 spending.

Interest Expense, Net

     Prior to the Spin-off, our operations were financed through operating cash flows, proceeds from refranchising activities and investments by and advances from PepsiCo. Our 1997 interest expense includes an allocation of $53 million and $171 million for the 12 and 36 Weeks ended September 6, 1997, respectively, by PepsiCo of its interest expense (PepsiCo's weighted average interest rate applied to the average balance of investments by and advances from PepsiCo) and interest on our external debt for periods prior to the Spin-off. We believe such allocated interest expense is not indicative of the interest expense that we would have incurred as an independent, publicly owned Company or will incur in future periods.

     Interest expense increased $5 million, or 10% and $10 million, or 5% for the quarter and year-to-date, respectively. This increase is primarily due to the higher interest rate on our outstanding debt, as compared to the PepsiCo rate used in the allocation process prior to the Spin-off, and also higher average outstanding debt levels.

Income Taxes

                                             12 Weeks Ended                        36 Weeks Ended
                                     --------------------------------      -------------------------------
                                        9/5/98              9/6/97           9/5/98            9/6/97
                                     -------------        -----------      -----------      --------------
Income taxes                         $      89            $     59         $    217         $    149
Reported effective tax rate               40.7                42.5             42.3             37.1
Ongoing effective tax rate*               40.7                50.7             42.3             45.9

* 1997 adjusted to exclude the effects of the tax-free New Zealand gain of $7 million and $100 million and the unusual charges of $15 million and $54 million for the quarter and year-to-date, respectively.

     The decrease in the ongoing 1998 year-to-date effective tax rate as compared to 1997 is primarily attributable to adjustments related to prior years and a decrease in foreign taxes, partially offset by an increase in state taxes. The ongoing 1998 year-to-date effective tax rate is lower than the year-to-date rate in the second quarter of 1998 due to the favorable shift in the mix of the components of our taxable income.

Diluted Earnings Per Share

     The components of diluted earnings per common share ("EPS") were as follows:

                                                              12 Weeks Ended                  36 Weeks Ended
                                                       -----------------------------    ----------------------------
                                                        9/5/98        9/6/97  (a)        9/5/98         9/6/97(a)
                                                       ----------     --------------    ----------    --------------
Operating earnings - Core Businesses (b)               $    .58       $      .28        $   1.28      $   1.05
Facility actions net gain                                   .22              .27             .59           .73
                                                       ----------     --------------    ----------    --------------
Net income - Core Businesses                                .80              .55            1.87          1.78
Operating earnings - Non-core Businesses                      -              .03              -            .06
Unusual credits (charges)                                   .02             (.08)            .02          (.22)
                                                       ----------     --------------    ----------    --------------
Net income                                             $    .82       $      .50        $   1.89      $   1.62
                                                       ==========     ==============    ==========    ==============

(a) The shares used to compute pro forma diluted earnings per common share for the 12 and 36 weeks ended September 6, 1997 are the same as those used in 1998, as our capital structure as an independent publicly owned Company did not exist during the first three quarters of 1997.
(b) 1997 operating earnings from Core Businesses include KFC renewal fees of $4 million ($3 million after-tax or $.02 per pro forma diluted share) and $23 million ($14 million after-tax or $.09 per pro forma diluted share) in the quarter and year-to-date, respectively.

Domestic

                                                               12 Weeks Ended                           36 Weeks Ended
                                                   ---------------------------------------    -----------------------------------
                                                                                  % B(W)                                 % B(W)
                                                     9/5/98         9/6/97                     9/5/98       9/6/97
                                                   ------------   -----------    ---------    ----------   ----------   ---------
SYSTEM SALES - CORE ONLY                           $  3,351       $   3,321          1        $   9,647    $   9,339       3
                                                   ============   ===========                 ==========   ==========

REVENUES
Company sales                                      $   1,428      $   1,664        (14)       $   4,244    $   5,014     (15)
Franchise and license fees (1)                           101             88         14              279          255       9
                                                   ------------   -----------                 ----------   ----------
Total Revenues                                     $   1,529      $   1,752        (13)       $   4,523    $   5,269     (14)
                                                   ============   ===========                 ==========   ==========

COMPANY RESTAURANT MARGINS                         $     214      $     196          9        $     573    $     602      (5)
% of sales                                            15.0%           11.8%      3.2 points      13.5%        12.0%     1.5 points

OPERATING PROFITS, EXCLUDING FACILITY ACTIONS
  NET GAIN AND UNUSUAL (CREDITS) CHARGES
  Core Businesses                                   $    207      $     140         47        $     523    $     429      22
  Non-core Businesses                                     -               5         NM               -            15      NM
                                                   ------------   -----------                 ----------   ----------
                                                   $     207      $     145         41        $     523    $     444      18
                                                   ============   ===========                 ==========   ==========

(1) Excluding the 1997 KFC renewal fees, quarter and year-to-date increased 19% and 20% over the prior year, respectively.
--------------------------------------------------------------------------------

U.S. RESTAURANT UNIT ACTIVITY

                                                      Company          Franchised       Licensed         Total
                                                   ---------------    --------------   -----------    ------------
   Balance at December 27, 1997                          7,822             9,597           3,167           20,586
   New Builds & Acquisitions                                38               172             342              552
   Refranchising & Licensing                              (835)              827               8                -
   Closures                                               (318)             (151)           (272)            (741)
                                                   ---------------    --------------   -----------    ------------
   Balance at September 5, 1998 (a)                      6,707            10,445           3,245           20,397
                                                   ===============    ==============   ===========    ============
   % of Total                                            32.9%             51.2%           15.9%           100.0%
                                                   ===============    ==============   ===========    ============

(a) Includes 242 Company and joint venture units approved for closure, but not yet closed at September 5, 1998.
--------------------------------------------------------------------------------

     System sales increased $30 million, or 1%, in the quarter and $308 million, or 3%, year-to-date. The increase in the quarter and year-to-date is attributable to new unit development during the last twelve months predominately by franchisees and licensees of Taco Bell and Pizza Hut, partially offset by store closures. In addition, year-to-date was positively impacted by same store sales growth, led by Pizza Hut.

     Revenues decreased $223 million, or 13%, in the quarter and $746 million, or 14%, year-to-date. Company restaurant sales decreased $236 million, or 14%, in the quarter and $770 million, or 15%, year-to-date. Excluding the effect of the Non-core Businesses, Company restaurant sales declined $175 million, or 11%, in the quarter and $519 million, or 11%, year-to-date. The decrease in the quarter and year-to-date was driven by the portfolio effect. Positive same store sales growth at all three of our brands in the quarter and year-to-date partially offset this decrease.

     Franchise and license fees increased $13 million, or 14%, in the quarter and $24 million, or 9%, year-to-date. Excluding the 1997 KFC contract renewal fees, franchise and license fees increased $17 million, or 19%, and $47 million, or 20%, in the quarter and year-to-date, respectively. The increase in the quarter and year-to-date is primarily due to the increase in continuing fees from refranchising and new unit development primarily by Pizza Hut and Taco Bell franchisees, partially offset by store closures.

     Same store sales are measured for our U.S. Company units. Same store sales at KFC increased 5% in the quarter and 3% year-to-date. The increase in the quarter was primarily driven by the successful promotion of crispier "Extra Crispy" chicken and "Honey Barbecue" wings compared to soft sales from "Twister" in the prior year. The increase year-to-date was primarily driven by favorable effective net pricing and strong product promotions, such as "Honey Barbecue" wings and "Original Recipe."

     Same store sales at Pizza Hut increased 4% for the quarter and 6% year-to-date. The increase in the quarter and year-to-date reflects a higher average guest check at traditional and delivery units driven by the new product offerings of "The Edge" and the "Sicilian" pizzas. In addition, year-to-date reflects the positive impact of increased volume.

     Taco Bell same store sales increased 2% in the quarter and 1% year-to-date. The increase in the quarter and year-to-date was driven by an increase in the average guest check resulting primarily from favorable effective net pricing. Same store sales also benefited from the introduction of "Gorditas," a higher priced menu item. The increase in the quarter and year-to-date was partially offset by volume declines.

Company Restaurant Margins - Domestic

                                                      12 Weeks Ended                    36 Weeks Ended
                                              -------------------------------    ------------------------------
                                                 9/5/98            9/6/97           9/5/98           9/6/97
                                              --------------     ------------    -------------    -------------
Company sales                                      100.0%            100.0%          100.0%            100.0%
Food and paper                                      30.5              31.2            30.7              31.0
Payroll and employee benefits                       29.7              30.2            30.8              30.5
Occupancy and other operating expenses              24.8              26.8            25.0              26.5
                                              --------------     ------------    -------------    -------------
Company restaurant margins                          15.0%             11.8%           13.5%             12.0%
                                              ==============     ============    =============    =============

     Company restaurant margins as a percent of sales increased 320 basis points in quarter and 150 basis points year-to-date as compared to the same periods in 1997. The portfolio effect contributed approximately 90 basis points in both the quarter and year-to-date to this improvement. In addition, benefits from the fourth quarter charge contributed approximately 50 basis points in both the quarter and year-to-date. Margins, excluding the portfolio effect and benefits from the 1997 fourth quarter charge, increased approximately 180 basis points in the quarter and increased slightly year-to-date. The quarter and year-to-date benefited from favorable effective net pricing in excess of cost increases, primarily labor. This improvement was partially offset in the quarter and largely offset year-to-date by volume declines. Labor increases in the both the quarter and year-to-date were driven by higher wage rates primarily related to the September 1997 minimum wage increase and higher incentive compensation accruals. Labor was also unfavorably impacted on a year-to-date basis by increases in the management complement at our Taco Bell restaurants and by the absence of favorable insurance actuarial adjustments which occurred in the prior year. The decreases in occupancy and other expenses related primarily to store condition and quality initiatives at Pizza Hut and Taco Bell in 1997 offset by 1998 store refurbishment expenses at KFC.

     Operating profits from Core Businesses, excluding facilities action net gain, increased $67 million, or 47%, in the quarter and $94 million, or 22%, year-to-date. This increase in the quarter was driven by reduced G&A, restaurant margin improvements and higher franchise fees, partially offset by the absence of the 1997 KFC renewal fees. The increase year-to-date was driven by reduced G&A and higher franchise fees, partially offset by lower restaurant margin dollars and the absence of the 1997 KFC renewal fees. Operating profits included the benefits related to our 1997 fourth quarter charge of $9 million and $24 million in the quarter and year-to-date, respectively. These benefits were partially offset in the quarter and year-to-date by Year 2000 spending.

International

                                                              12 Weeks Ended                            36 Weeks Ended
                                                   --------------------------------------    -------------------------------------
                                                    9/5/98        9/6/97        % B(W)        9/5/98       9/6/97        % B(W)
                                                   ----------   -----------   -----------    ----------   ----------   -----------
   SYSTEM SALES                                    $   1,554    $   1,666          (7)       $   4,551    $   4,768         (5)
                                                   ==========   ===========                  ==========   ==========
   REVENUES
   Company sales                                   $     441    $     499         (12)       $   1,282    $   1,485        (14)
   Franchise and license fees                             47           49          (4)             137          137         -
                                                   ----------   -----------                  ----------   ----------
      Total Revenues                               $     488    $     548         (11)       $   1,419    $   1,622        (12)
                                                   ==========   ===========                  ==========   ==========

   COMPANY RESTAURANT MARGINS                      $      62    $      61           2        $     164    $     171         (4)

   % of sales                                          14.0%        12.2%     1.8 points         12.8%        11.5%      1.3 points

   OPERATING PROFIT, EXCLUDING
    FACILITY ACTIONS NET GAIN                      $      53    $      45          20        $     130    $     124         5
   -----------------------------------------------------------------------------------------------------------------

INTERNATIONAL RESTAURANT UNIT ACTIVITY

                                                              Joint
                                             Company         Venture       Franchised        Licensed         Total
                                           -------------    -----------   --------------    ------------   ------------
   Balance at December 27, 1997                2,295            1,090           5,500            241           9,126
   New Builds & Acquisitions                     123               60             358             42             583
   Refranchising & Licensing                     (78)              (6)              7             77             -
   Closures                                     (103)             (39)           (325)           (39)           (506)
                                           -------------    -----------   --------------    ------------   ------------
   Balance at September 5, 1998 (a)            2,237            1,105           5,540            321           9,203
                                           =============    ===========   ==============    ============   ============
   % of Total                                  24.3%            12.0%           60.2%           3.5%          100.0%
                                           =============    ===========   ==============    ============   ============

(a) Includes 72 Company and joint venture units approved for closure, but not yet closed at September 5, 1998.
--------------------------------------------------------------------------------

     System  sales  decreased  $112  million,  or 7%,  in the  quarter  and $217
million,  or  5%,  year-to-date.   Excluding  the  impact  of  foreign  currency
translation, system sales increased $91 million, or 5% and $286 million, or 6% in the quarter and year-to-date, respectively. The increase was primarily due to new unit development primarily in China, Taiwan and Korea, partially offset by store closures in other countries/markets.

     Revenues decreased $60 million, or 11%, in the quarter and $203 million, or 12%, year-to-date. Excluding the negative impact of foreign currency translation, revenues decreased $12 million, or 2%, and $51 million, or 3%, for the quarter and year-to-date, respectively. The decrease in the quarter and year-to-date reflects the absence of revenues due to portfolio actions partially offset by new unit development and effective net pricing. Franchise and license fees decreased $2 million, or 4%, for the quarter and were unchanged year-to-date.

Excluding the negative impact of foreign currency translation, franchise and license fees increased $5 million, or 9%, in the quarter and $15 million, or 11%, year-to-date. Fees from franchisee and licensee unit development and units acquired from us were partially offset by store closures.

     Company restaurant sales decreased $58 million, or 12% in the quarter and $203 million, or 14%, year-to-date. Excluding the impact of foreign currency translation, company restaurant sales decreased $11 million, or 2%, and $65 million, or 4%, for the quarter and year-to-date, respectively. The decrease in the quarter was driven by portfolio actions and volume declines, primarily in Asia. Declines in the quarter were partially offset by new unit development, effective net pricing and transaction increases in Mexico, Puerto Rico and Poland. Year-to-date, sales declines due to portfolio actions, driven by the refranchising of our restaurants in New Zealand in the second quarter of 1997, and volume declines were partially offset by effective net pricing and volume increases in several countries led by in Mexico, Puerto Rico and Poland.


Company Restaurant Margins - International

                                                   12 Weeks Ended                    36 Weeks Ended
                                            ------------------------------     ----------------------------
                                               9/5/98           9/6/97            9/5/98          9/6/97
                                            -------------    -------------     -------------    -----------
Company sales                                   100.0%           100.0%            100.0%          100.0%
Food and paper                                   35.3             35.9              35.6            36.6
Payroll and employee benefits                    22.6             22.5              23.5            23.0
Occupancy and other operating expenses           28.1             29.4              28.1            28.9
                                            -------------    -------------     -------------    -----------
Company restaurant margins                       14.0%            12.2%             12.8%           11.5%
                                            =============    =============     =============    ===========

     Restaurant margins increased 180 basis points in the quarter and 130 basis points year-to-date. Excluding the impact of foreign currency translation, restaurant margins increased 215 basis points in the quarter and 160 basis points year-to-date. This increase was driven primarily by the absence of depreciation relating to stores included in the 1997 fourth quarter charge which contributed approximately 130 basis points and 125 basis points in the quarter and year-to-date, respectively. The remaining 85 basis point improvement in the quarter and 35 basis point improvement year-to-date reflected favorable effective net pricing in excess of cost increases, partially offset by volume declines. The continuing economic turmoil throughout much of Asia resulted in an overall volume decline, even though we had volume increases in several countries led by Mexico, Puerto Rico and Poland.

Operating profits, excluding facility actions net gain, increased $8 million, or 20% in the quarter and $6 million, or 5%, year-to-date. Excluding the negative impact of foreign currency translation, operating profits increased $13 million, or 29%, and $23 million, or 19%, in the quarter and year-to-date, respectively. The increase in the quarter and year-to-date reflected a decline in G&A, partially offset by lower franchise fees in the quarter and lower restaurant margin dollars year-to-date. Operating profits included benefits related to our 1997 fourth quarter charge of $7 million and $22 million in the quarter and year-to-date, respectively. These benefits were fully offset in the quarter and more than offset year-to-date by the year-to-year decline in Asia operating profits and Year 2000 spending.

Consolidated Cash Flows

     Net cash provided by operating activities increased $30 million, or 6%, to $503 million year-to-date. Excluding net changes in working capital, net cash provided by operating activities declined $93 million due primarily to the decline in the number of Company restaurants in operation in the current year relating to our refranchising initiative.

     Cash provided from working capital was $26 million this year compared to a $97 million use of cash last year. This swing was primarily due to the change in accounts payable balances which decreased $94 million in 1997 versus a decrease of $47 million in 1998. In addition, an increase in accrued casualty claims liabilities of approximately $44 million in 1998 reflecting a change to self-insurance from the previous insured programs also contributed to the swing.

     Net cash provided by investing activities decreased by $160 million to $207 million year-to-date, primarily due to the prior year sale of the Non-core Businesses and lower proceeds from the sales of property, plant and equipment.

     Net cash used for financing activities decreased by $7 million to $829 million year-to-date. The slightly larger net debt repayments in 1997 include amounts paid to PepsiCo.

     Financing Activities

     Through September 1998, we reduced our reliance on bank debt by $1 billion by reducing term debt. Term debt was reduced through a combination of proceeds from the debt securities offered under our shelf registration discussed below, proceeds from refranchising activities and a draw against the Revolving Credit Facility. A key component of our financing philosophy is to build balance sheet liquidity and to diversify sources of funding. Consistent with that philosophy, we have taken steps to refinance a portion of our existing bank credit facility referred to below. In 1997 we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 with respect to offerings of up to $2 billion of senior unsecured debt. In early May 1998, under our shelf registration, we issued $350 million 7.45% unsecured Notes due May 15, 2005 and $250 million 7.65% unsecured Notes due May 15, 2008. The proceeds were used to reduce existing borrowings under our unsecured Term Loan Facility and unsecured Revolving Credit Facility. We may offer and sell from time to time additional debt securities in one or more series, in amounts, at prices and on terms we determine based on market conditions at the time of sale, as discussed in more detail in the registration statement.

     To fund the Spin-off, we negotiated a $5.25 billion bank credit agreement comprised of a $2 billion senior, unsecured Term Loan Facility and a $3.25 billion senior, unsecured Revolving Credit Facility which mature on October 2, 2002. Interest is based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin as defined in the credit agreement. During the 36 weeks ended September 5, 1998, we made net payments of $640 million and $760 million under our unsecured bank Term Loan Facility and the unsecured Revolving Credit Facility, respectively. As discussed in our 10-K, amounts outstanding under the revolving credit facility are expected to fluctuate from time to time, but term loan reductions cannot be reborrowed. Such payments reduced amounts outstanding at September 5, 1998 to $1.33 billion and $1.68 billion from $1.97 billion and $2.44 billion at year end 1997, on the term facility and revolving facility, respectively. At September 5, 1998, we had unused revolving credit agreement borrowings available aggregating $1.43 billion, net of outstanding letters of credit of $147 million. The credit facilities are subject to various affirmative and negative covenants including financial covenants as well as limitations on additional indebtedness including guarantees of indebtedness, cash dividends, aggregate non-U.S. investments, among other things, as defined in the credit agreement.

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

     At the end of the third quarter of 1998, we were in compliance with the bank covenants. We will continue to closely monitor on an ongoing basis the various operating issues that could, in aggregate, affect our ability to comply with financial covenant requirements. Such issues include, among other things, the ongoing economic turmoil faced by much of Asia as well as the intensely competitive nature of the quick service restaurant industry.

     We use various derivative instruments with the objective of reducing volatility in our borrowing costs. We have utilized interest rate swap agreements to effectively convert a portion of our variable rate (LIBOR) bank debt to fixed rate. We have also entered into interest rate arrangements to limit the range of effective interest rates on a portion of our variable rate bank debt. At September 5, 1998, the weighted average interest rate on our variable bank debt, including the effect of derivatives, was 6.4%. Other derivative instruments may be considered from time to time as well to manage our debt portfolio and to hedge foreign currency exchange exposures.

     Though we anticipate that cash flows from both operating and refranchising activities will be lower than prior year levels, we believe they will be sufficient to support our expected capital spending and still allow us to make significant debt repayments.

Consolidated Financial Condition

     Our working capital deficit, which excludes short-term investments and short-term borrowings, is typical of restaurant operations where the vast majority of company sales are for cash and food and supply inventories are relatively small. The terms of payment to suppliers generally range from 10-30 days. Our working capital deficit increased 20% to $963 million at September 5, 1998 from $805 million at December 27, 1997. This increase primarily reflected a decrease in cash and cash equivalents which were at higher than normal levels at year end due to less flexible debt repayment terms than exist today. It also reflects an increase in income taxes payable due to timing of estimated tax payments offset by a decrease in accounts payable, also due to timing of payments and a lower number of Company-operated restaurants.

      As expected, we are continuing to experience reductions in most of our asset and liability accounts as we continue our initiatives to reduce the number of Company-operated restaurants to a level more consistent with our major competitors. An exception to these reductions is Other Liabilities and Deferred Credits which increased by $58 million, or 10%. The primary driver of this increase was pension and deferred compensation accruals.

Euro Conversion

     The Single European Currency (euro) will be introduced on January 1, 1999. Complete transition is required by June 2002. We have completed an assessment of the impact of the introduction of the euro on our European businesses. This process, supported by outside consultants, will now move into implementing all necessary actions to accommodate the introduction of the euro, including inquiries of key suppliers as to their euro readiness. The conclusion of the euro assessment process is that we face a number of strategic and operational issues. The impact, if any, of these strategic and operational issues on our results of operation, financial condition and cash flows is not presently determinable.

     The key strategic issues include the as yet unknown competitor response and the effect of price transparency on the European quick service restaurant market-place. The key operational issues include the introduction of a euro marketing and pricing policy and the transition to the euro currency in both front and back-of-house IT systems. There will be costs associated with these and other IT changes but we currently estimate they will not be material. The euro offers benefits on the Treasury and Procurement side of our European businesses and policies are being developed for migrating to euro-purchasing over the three year transition period. We plan to be euro compliant before the introduction of euro notes and coins in 2002. Any delays in our ability to be euro complaint, or in our key suppliers to be euro compliant, could have a material adverse impact on our results of operations, financial condition and/or cash flows.

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

     At September 5, 1998, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $13 million in annual pre-tax earnings. The estimated reduction is based upon the unhedged portion of our variable rate debt and assumes no change in the volume or composition of debt at September 5, 1998. In addition, the fair value to us of our interest rate derivative contracts hedging the remaining portion of our variable rate bank debt would increase approximately $30 million. Fair value was determined by discounting the projected interest rate swap and collar cash flows.

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

                     Independent Accountants' Review Report
                     --------------------------------------


The Board of Directors
TRICON Global Restaurants, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") as of September 5, 1998 and the related condensed consolidated statement of income for the twelve and thirty-six weeks ended September 5, 1998 and September 6, 1997 and the condensed consolidated statement of cash flows for the thirty-six weeks ended September 5, 1998 and September 6, 1997. These financial statements are the responsibility of TRICON's management.

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




KPMG Peat Marwick LLP
Louisville, Kentucky
October 14, 1998

                   PART II - OTHER INFORMATION AND SIGNATURES


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit Index

              EXHIBITS

              Exhibit 10.18+ Form of Severance Agreement (in the event of a change in control)

              Exhibit 12       Computation of Ratio of Earnings to Fixed Charges

              Exhibit 15       Letter from KPMG Peat Marwick LLP
                               regarding Unaudited Interim Financial
                               Information (Accountants' Acknowledgment)

              Exhibit 27       Financial Data Schedule

              +  Indicates a management contract or compensatory plan.

         (b)   Reports on Form 8-K

               We filed a  Current  Report  on Form 8-K dated  August  19,  1998
               attaching  a  press   release  of  August  19,  1998   announcing
               anticipated third quarter operating and financial trends.

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.







                                    TRICON GLOBAL RESTAURANTS, INC.
                                  -----------------------------------
                                            (Registrant)






Date:    October 19, 1998
                                  /s/    Robert L. Carleton
                                  ------------------------------------------
                                         Senior Vice President and
                                         Controller and Chief Accounting Officer
                                        (Principal Accounting Officer)

                                                                   EXHIBIT 10.18


                               SEVERANCE AGREEMENT



     THIS  AGREEMENT,  dated  ,  1998,  is  made by and  between  Tricon  Global
Restaurants,   Inc.,  a  North  Carolina   corporation  (the   "Company"),   and
______________(the "Executive").

     WHEREAS, the Company considers it essential to the best interests of its shareholders to foster the continued employment of key management personnel; and

     WHEREAS, the Board recognizes that, as is the case with many publicly held corporations, the possibility of a Change in Control exists and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its shareholders; and

     WHEREAS, the Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including the Executive, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a Change in Control;

     NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the Company and the Executive hereby agree as follows:

     1. Defined Terms. The definitions of capitalized terms used in this Agreement are provided in the last Section hereof.

     2. Term of Agreement. The Term of this Agreement shall commence on the date hereof and shall continue in effect through December 31, 2000; provided, however, that if a Change in Control shall have occurred during the Term, the Term shall expire no earlier than the second anniversary of the date of such Change in Control.

     3. Company's Covenants Summarized. In order to induce the Executive to remain in the employ of the Company and in consideration of the Executive's covenants set forth in Section 4 hereof, the Company agrees, under the conditions described herein, to pay the Executive the Severance Payments and the other payments and benefits described herein. Except as provided in Section 9.1 hereof, no Severance Payments shall be payable under this Agreement unless there shall have been (or, under the terms of the second sentence of Section 6.1 hereof, there shall be deemed to have been) a termination of the Executive's employment with the Company following a Change in Control and during the Term. This Agreement shall not be construed as creating an express or implied contract of employment and, except as otherwise agreed in writing between the Executive and the Company, the Executive shall not have any right to be retained in the employ of the Company.

     4. The Executive's Covenants. The Executive agrees that, subject to the terms and conditions of this Agreement, in the event of a Potential Change in Control during the Term, the Executive will remain in the employ of the Company until the earliest of (i) a date which is six (6) months from the date of such Potential Change in Control, (ii) the date of a Change in Control, (iii) the date of termination by the Executive of the Executive's employment for Good Reason or by reason of death or Disability, or (iv) the termination by the Company of the Executive's employment for any reason.

     5. Compensation Other Than Severance Payments.

     5.1 Following a Change in Control and during the Term, and during any period that the Executive fails to perform the Executive's full-time duties with the Company as a result of incapacity due to physical or mental illness, the Company shall pay the Executive's full salary to the Executive at the rate in effect at the commencement of any such period, together with all compensation and benefits payable to the Executive under the terms of any compensation or benefit plan, program or arrangement maintained by the Company during such period, until the Executive's employment is terminated by the Company for Disability.

     5.2 If the Executive's employment shall be terminated for any reason following a Change in Control and during the Term, the Company shall pay the Executive's full salary to the Executive through the Date of Termination at the rate in effect immediately prior to the Date of Termination or, if higher, the rate in effect immediately prior to the first occurrence of an event or circumstance constituting Good Reason, together with all compensation and benefits payable to the Executive through the Date of Termination under the terms of the Company's compensation and benefit plans, programs or arrangements as in effect immediately prior to the Date of Termination or, if more favorable to the Executive, as in effect immediately prior to the first occurrence of an event or circumstance constituting Good Reason.

     5.3 If the Executive's employment shall be terminated for any reason following a Change in Control and during the Term, the Company shall pay to the Executive the Executive's normal post-termination compensation and benefits as such payments become due. Such post-termination compensation and benefits shall be determined under, and paid in accordance with, the Company's retirement, insurance and other compensation or benefit plans, programs and arrangements as in effect immediately prior to the Date of Termination or, if more favorable to the Executive, as in effect immediately prior to the occurrence of the first event or circumstance constituting Good Reason.

     6. Severance Payments.

     6.1 Subject to Section 6.2 hereof, if (i) the Executive's employment is terminated following a Change in Control and during the Term, other than (A) by the Company for Cause, (B) by reason of death or Disability, or (C) by the Executive without Good Reason, the Company shall pay the Executive the amounts, and provide the Executive the benefits, described in this Section 6.1 ("Severance Payments") and Section 6.2, in addition to any payments and benefits to which the Executive is entitled under Section 5 hereof. For purposes of this Agreement, the Executive's employment shall be deemed to have been terminated following a Change in Control by the Company without Cause or by the Executive with Good Reason, if (i) the Executive's employment is terminated by the Company without Cause after the occurrence of a Potential Change in Control and prior to a Change in Control (whether or not a Change in Control ever occurs) and such termination was at the request or direction of a Person who has entered into an agreement with the Company the consummation of which would constitute a Change in Control, (ii) the Executive terminates his employment for Good Reason after the occurrence of a Potential Change in Control and prior to a Change in Control (whether or not a Change in Control ever occurs) and the circumstance or event which constitutes Good Reason occurs at the request or direction of such Person, or (iii) the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason after the occurrence of a Potential Change in Control and such termination or the circumstance or event which constitutes Good Reason is otherwise in connection with or in anticipation of a Change in Control (whether or not a Change in Control ever occurs). For purposes of any determination regarding the applicability of the immediately preceding sentence, any position taken by the Executive shall be presumed to be correct unless the Company establishes by clear and convincing evidence that such position is not correct.

          (A) In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination and in lieu of any severance benefit otherwise payable to the Executive, the Company shall pay to the Executive a lump sum severance payment, in cash, equal to two times the sum of (i) the Executive's base salary as in effect immediately prior to the Date of Termination or, if higher, in effect immediately prior to the first occurrence of an event or circumstance constituting Good Reason and (ii) the target annual incentive compensation for the Executive in respect of the fiscal year in which the Change in Control occurred, or, if higher, the actual incentive compensation the Executive earned for the fiscal year preceding the year in which the Executive's employment is terminated.

          (B) Notwithstanding any provision of any annual or long-term incentive plan to the contrary, the Company shall pay to the Executive a lump sum amount, in cash, equal to the sum of (i) any unpaid incentive compensation which has been allocated or awarded to the Executive for a completed fiscal year or other measuring period preceding the Date of

     Termination under any such plan and which has not yet been paid or deferred pursuant to a deferral plan maintained by the Company, and (ii) and, notwithstanding any provision of the Company's annual incentive plan to the contrary, a cash lump sum amount equal to a pro rata portion to the Date of Termination of the aggregate value of the annual incentive compensation award to the Executive for the then uncompleted fiscal year under such plan, assuming achievement of performance goals at the target level, or, if higher, assuming continued achievement of such performance goals at the level achieved through the Date of Termination.

          (C) The Company shall provide the Executive with outplacement services suitable to the Executive's position for a period of one year or, if earlier, until the first acceptance by the Executive of an offer of employment.

     6.2 (A) Whether or not the Executive becomes entitled to the Severance Payments, if any payment or benefit received or to be received by the Executive in connection with a Change in Control or the termination of the Executive's employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any Person whose actions result in a Change in Control or any Person affiliated with the Company or such Person) (all such payments and benefits, excluding the Gross-Up Payment, being hereinafter called "Total Payments") will be subject (in whole or part) to the Excise Tax, then, subject to the provisions of subsection (B) of this Section 6.2, the Company shall pay to the Executive an additional amount (the "Gross-Up Payment") such that the net amount retained by the Executive, after deduction of any Excise Tax on the Total Payments and any federal, state and local income and employment taxes and Excise Tax upon the Gross-Up Payment, shall be equal to the Total Payments. For purposes of determining the amount of the Gross-Up Payment, the Executive shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of the Executive's residence on the Date of Termination (or if there is no Date of Termination, then the date on which the Gross-up Payment is calculated for purposes of this Section 6.2), net of the maximum reduction in federal income tax which could be obtained from deduction of such state and local taxes.

     (B) In the event that, after giving effect to any redeterminations described in subsection (D) of this Section 6.2, the Total Payments do not exceed by more than ten percent (10%) the largest amount that would result in no portion of the Total Payments being subject to the Excise Tax, then subsection
(A) of this Section 6.2 shall not apply and Severance Payments shall first be reduced (if necessary, to zero) in the manner elected by the Executive to the extent necessary so that no portion of the Total Payments will be subject to the Excise Tax.

     (C) For purposes of determining whether any of the Total Payments will be subject to the Excise Tax and the amount of such Excise Tax, (i) all of the Total Payments shall be treated as "parachute payments" within the meaning of section 280G(b)(2) of the Code, unless in the opinion of tax counsel ("Tax Counsel") reasonably acceptable to the Executive and selected by the accounting firm which was, immediately prior to the Change in Control, the Company's independent auditor (the "Auditor"), such other payments or benefits (in whole or in part) do not constitute parachute payments, including by reason of section 280G(b)(4)(A) of the Code, (ii) all "excess parachute payments" within the meaning of section 280G(b)(l) of the Code shall be treated as subject to the Excise Tax unless, in the opinion of Tax Counsel, such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered, within the meaning of section 280G(b)(4)(B) of the Code, in excess of the Base Amount allocable to such reasonable compensation, or are otherwise not subject to the Excise Tax, and (iii) the value of any noncash benefits or any deferred payment or benefit shall be determined by the Auditor in accordance with the principles of sections 280G(d)(3) and (4) of the Code. Prior to the payment date set forth in Section 6.3 hereof, the Company shall provide the Executive with its calculation of the amounts referred to in this Section 6.2(C) and such supporting materials as are reasonably necessary for the Executive to evaluate the Company's calculations. If the Executive disputes the Company's calculations (in whole or in part), the reasonable opinion of Tax Counsel with respect to the matter in dispute shall prevail.

     (D) In the event that (i) amounts are paid to the Executive pursuant to subsection (A) of this Section 6.2, (ii) the Excise Tax is finally determined to be less than the amount taken into account hereunder in calculating the Gross-Up Payment, and (iii) after giving effect to such redetermination, the

Total Payments are to be reduced pursuant to subsection (B) of this Section 6.2, the Executive shall repay to the Company, within ten (10) business days following the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus that portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income and employment taxes imposed on the Gross-Up Payment being repaid by the Executive), to the extent that such repayment results in (i) no portion of the Total Payments being subject to the Excise Tax and (ii) a dollar-for-dollar reduction in the Executive's taxable income and wages for purposes of federal, state and local income and employment taxes) plus interest on the amount of such repayment at 120% of the rate provided in section 1274(b)(2)(B) of the Code. In the event that (x) the Excise Tax is determined to exceed the amount taken into account hereunder at the time of the termination of the Executive's employment (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment) and
(y) after giving effect to such redetermination, the Total Payments should not have been reduced pursuant to subsection (B) of this Section 6.2, the Company shall make an additional Gross-Up Payment in respect of such excess and in respect of any portion of the Excise Tax with respect to which the Company had not previously made a Gross-Up Payment (plus any interest, penalties or additions payable by the Executive with respect to such excess and such portion) within ten (10) business days following the time that the amount of such excess is finally determined.

                  6.3 The payments  provided in subsections  (A), (C) and (D) of
Section 6.1 hereof and in Section 6.2 hereof shall be made not later than the tenth day following the Date of Termination; provided, however, that if the amounts of such payments, and the limitation on such payments set forth in
Section 6.2 hereof, cannot be finally determined on or before such day, the Company shall pay to the Executive on such day an estimate, as determined in good faith by the Executive or, in the case of payments under Section 6.2 hereof, in accordance with Section 6.2 hereof, of the minimum amount of such payments to which the Executive is clearly entitled and shall pay the remainder of such payments (together with interest on the unpaid remainder (or on all such payments to the extent the Company fails to make such payments when due) at 120% of the rate provided in section 1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined but in no event later than the thirtieth (30th) day after the Date of Termination. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to the Executive, payable on the tenth (10th) business day after demand by the Company (together with interest at 120% of the rate provided in section 1274(b)(2)(B) of the Code). At the time that payments are made under this Agreement, the Company shall provide the Executive with a written statement setting forth the manner in which such payments were calculated and the basis for such calculations including, without limitation, any opinions or other advice the Company has received from Tax Counsel, the Auditor or other advisors or consultants (and any such opinions or advice which are in writing shall be attached to the statement). The Company shall bear the entire cost of any opinions, advice or similar expenses associated with Sections 6.2 or 6.3 hereof.

     6.4 The Company also shall pay to the Executive all legal fees and expenses incurred by the Executive in disputing in good faith any issue hereunder relating to the termination of the Executive's employment, in seeking in good faith to obtain or enforce any benefit or right provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of section 4999 of the Code to any payment or benefit provided hereunder. Such payments shall be made within ten (10) business days after delivery of the Executive's written requests for payment accompanied with such evidence of fees and expenses incurred as the Company reasonably may require.

     7. Termination Procedures and Compensation During Dispute.

     7.1 Notice of Termination. After a Change in Control and during the Term (or under the circumstances described in the second sentence of section 6.1 hereof), any purported termination of the Executive's employment (other than by reason of death) shall be communicated by written Notice of Termination from one party hereto to the other party hereto in accordance with Section 10 hereof. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated. Further, a Notice of Termination for Cause is required to include a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters (3/4) of the entire membership of the Board at a meeting of the Board which was called and held for the purpose of considering such termination (after reasonable notice to the Executive and an opportunity for the Executive, together with the Executive's counsel, to be heard before the Board) finding that, in the good faith opinion of the Board, the Executive was guilty of conduct set forth in clause (i) or (ii) of the definition of Cause herein, and specifying the particulars thereof in detail.

     7.2 Date of Termination. "Date of Termination," with respect to any purported termination of the Executive's employment after a Change in Control and during the Term, shall mean (i) if the Executive's employment is terminated for Disability, thirty (30) days after Notice of Termination is given (provided that the Executive shall not have returned to the full-time performance of the Executive's duties during such thirty (30) day period), and (ii) if the Executive's employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a termination by the Company, shall not be less than thirty (30) days (except in the case of a termination for Cause) and, in the case of a termination by the Executive, shall not be less than fifteen (15) days nor more than sixty (60) days, respectively, from the date such Notice of Termination is given).

     7.3 Dispute Concerning Termination. If within fifteen (15) days after any Notice of Termination is given, or, if later, prior to the Date of Termination (as determined without regard to this Section 7.3), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be extended until the earlier of
(i) the date on which the Term ends or (ii) the date on which the dispute is finally resolved, either by mutual written agreement of the parties or by a final judgment, order or decree of an arbitrator or a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); provided, however, that the Date of Termination shall be extended by a notice of dispute given by the Executive only if such notice is given in good faith and the Executive pursues the resolution of such dispute with reasonable diligence.

     7.4 Compensation During Dispute. If a purported termination occurs following a Change in Control and during the Term and the Date of Termination is extended in accordance with Section 7.3 hereof, the Company shall continue to pay the Executive the full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, salary) and continue the Executive as a participant in all compensation, benefit and insurance plans in which the Executive was participating when the notice giving rise to the dispute was given, until the Date of Termination, as determined in accordance with
Section 7.3 hereof. Amounts paid under this Section 7.4 are in addition to all other amounts due under this Agreement (other than those due under Section 5.2 hereof) and shall not be offset against or reduce any other amounts due under this Agreement.

     8. No Mitigation. The Company agrees that, if the Executive's employment with the Company terminates during the Term, the Executive is not required to seek other employment or to attempt in any way to reduce any amounts payable to the Executive by the Company pursuant to Section 6 hereof or Section 7.4 hereof. Further, the amount of any payment or benefit provided for in this Agreement shall not be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by the Executive to the Company, or otherwise.

     9. Successors; Binding Agreement.

     9.1 In addition to any obligations imposed by law upon any successor to the Company, the Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Company in the same amount and on the same terms as the Executive would be entitled to hereunder if the Executive were to terminate the Executive's employment for Good Reason after a Change in Control, except that, for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.

     9.2 This Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive shall die while any amount would still be payable to the Executive hereunder (other than amounts which, by their terms, terminate upon the death of the Executive) if the Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the executors, personal representatives or administrators of the Executive's estate.

     10. Notices. For the purpose of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed, if to the Executive, to the address inserted below the Executive's signature on the final page hereof and, if to the Company, to the address set forth below, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon actual receipt:


         To the Company:

         Tricon Global Restaurants, Inc.
         1441 Gardiner Lane
         Louisville, KY  40213
         Attention: General Counsel

     11. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or of any lack of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. This Agreement supersedes any other agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof which have been made by either party; provided, however, that this Agreement shall supersede any agreement setting forth the terms and conditions of the Executive's employment with the Company only in the event that the Executive's employment with the Company is terminated on or following a Change in Control, by the Company other than for Cause or by the Executive for Good Reason. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Kentucky, without reference to its principles of conflicts of law. All references to sections of the Exchange Act or the Code shall be deemed also to refer to any successor provisions to such sections. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law and any additional withholding to which the Executive has agreed. The obligations of the Company and the Executive under this Agreement which by their nature may require either partial or total performance after the expiration of the Term (including, without limitation, those under Sections 6 and 7 hereof) shall survive such expiration.

     12. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     13. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     14. Settlement of Disputes; Arbitration. 14.1 All claims by the Executive for benefits under this Agreement shall be directed to and determined by the Board and shall be in writing. Any denial by the Board of a claim for benefits under this Agreement shall be delivered to the Executive in writing and shall set forth the specific reasons for the denial and the specific provisions of this Agreement relied upon. The Board shall afford a reasonable opportunity to the Executive for a review of the decision denying a claim and shall further allow the Executive to appeal to the Board a decision of the Board within sixty
(60) days after notification by the Board that the Executive's claim has been denied.

     14.2 Any further dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in Louisville, Kentucky in accordance with the rules of the American Arbitration Association then in effect; provided, however, that the evidentiary standards set forth in this Agreement shall apply. Judgment may be entered on the arbitrator's award in any court having jurisdiction. Notwithstanding any provision of this Agreement to the contrary, the Executive shall be entitled to seek specific performance of the Executive's right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

     15. Definitions. For purposes of this Agreement, the following terms shall have the meanings indicated below:

     (A) "Affiliate" shall have the meaning set forth in Rule 12b-2 promulgated under Section 12 of the Exchange Act.

     (B) "Auditor"  shall have the meaning set forth in Section 6.2 hereof.

     (C) "Base Amount" shall have the meaning set forth in section 280G(b)(3) of the Code.

     (D) "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 under the Exchange Act.

     (E) "Board" shall mean the Board of Directors of the Company.

     (F) "Cause" for termination by the Company of the Executive's employment shall mean (i) the willful and continued failure by the Executive to substantially perform the Executive's duties with the Company (other than any such failure resulting from the Executive's incapacity due to physical or mental illness or any such actual or anticipated failure after the issuance of a Notice of Termination for Good Reason by the Executive pursuant to Section 7.1 hereof) after a written demand for substantial performance is delivered to the Executive by the Board, which demand specifically identifies the manner in which the Board believes that the Executive has not substantially performed the Executive's duties, or (ii) the willful engaging by the Executive in conduct which is demonstrably and materially injurious to the Company or its subsidiaries, monetarily or otherwise. For purposes of clauses (i) and (ii) of this definition, (x) no act, or failure to act, on the Executive's part shall be deemed "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's act, or failure to act, was in the best interest of the Company and (y) in the event of a dispute concerning the application of this provision, no claim by the Company that Cause exists shall be given effect unless the Company establishes to the Board by clear and convincing evidence that Cause exists.

     (G) A "Change in Control" shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

          (I) any Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its affiliates) representing 20% or more of the combined voting power of the Company's then outstanding securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in clause (i) of paragraph (III) below; or

          (II) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company's shareholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved or recommended; or

          (III) there is consummated a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than (i) a merger or consolidation immediately following which those individuals who, immediately prior to the consummation of such merger or consolidation, constituted the Board, constitute a majority of the board of directors of the Company or the surviving or resulting entity or any parent thereof, or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its Affiliates) representing 20% or more of the combined voting power of the Company's then outstanding securities,

Notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred by virtue of the consummation of any transaction or series of integrated transactions immediately following which the record holders of the common stock of the Company immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following such transaction or series of transactions.

          (H) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

          (I) "Company" shall mean Tricon Global Restaurants, Inc. and, except in determining under Section 15(G) hereof whether or not any Change in Control of the Company has occurred, shall include any successor to its business and/or assets which assumes and agrees to perform this Agreement by operation of law, or otherwise.

          (J) "Date of Termination"  shall have the meaning set forth in Section
     7.2 hereof.

          (K) "Disability" shall be deemed the reason for the termination by the Company of the Executive's employment, if, as a result of the Executive's incapacity due to physical or mental illness, the Executive shall have been absent from the full-time performance of the Executive's duties with the Company for a period of six (6) consecutive months, the Company shall have given the Executive a Notice of Termination for Disability, and, within thirty (30) days after such Notice of Termination is given, the Executive shall not have returned to the full-time performance of the Executive's duties.

          (L) "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended from time to time.

          (M) "Excise Tax" shall mean any excise tax imposed under section 4999 of the Code.

          (N) "Executive" shall mean the individual named in the first paragraph of this Agreement.

          (O) "Good Reason" for termination by the Executive of the Executive's employment shall mean the occurrence (without the Executive's express written consent) after any Change in Control, or prior to a Change in Control under the circumstances described in clauses (ii) and (iii) of the second sentence of Section 6.1 hereof (treating all references in paragraphs (I) through (VII) below to a "Change in Control" as references to a "Potential Change in Control"), of any one of the following acts by the Company, or failures by the Company to act, unless, in the case of any act or failure to act described in paragraph (I), (V), (VI) or (VII) below, such act or failure to act is corrected prior to the Date of Termination specified in the Notice of Termination given in respect thereof:

               (I) the assignment to the Executive of any duties inconsistent with the Executive's status as an executive officer of the Company or a substantial adverse alteration in the nature or status of the Executive's responsibilities from those in effect immediately prior to the Change in Control;

               (II) a reduction by the Company in the Executive's annual base salary or target incentive award or incentive award opportunity as in effect on the date hereof or as the same may be increased from time to time;

               (III) the relocation of the Executive's principal place of employment to a location more than 50 miles from the Executive's principal place of employment immediately prior to the Change in Control or the Company's requiring the Executive to be based anywhere other than such principal place of employment (or permitted relocation thereof) except for required travel on the Company's business to an extent substantially consistent with the Executive's present business travel obligations;

               (IV) the failure by the Company to pay to the Executive any portion of the Executive's current compensation, or to pay to the Executive any portion of an installment of deferred compensation under any deferred compensation program of the Company, within seven (7) days of the date such compensation is due;

               (V)  the  failure  by the  Company  to  continue  in  effect  any compensation plan in which the Executive participates immediately prior to the Change in Control which is material to the Executive's total compensation, including but not limited to the Company's or any substitute plans adopted prior to the Change in Control, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by the Company to continue the Executive's participation therein (or in such substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount or timing of payment of benefits provided and the level of the Executive's participation relative to other participants, as existed immediately prior to the Change in Control;

               (VI) the failure by the Company to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Company's pension, savings, life insurance, medical, health and accident, or disability plans in which the Executive was participating immediately prior to the Change in Control (except for across the board changes similarly affecting all executives of the Company and all executives of any Person in control of the Company), the taking of any other action by the Company which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefit enjoyed by the Executive at the time of the Change in Control, or the failure by the Company to provide the Executive with the number of paid vacation days to which the Executive is entitled on the basis of years of service with the Company in accordance with the Company's normal vacation policy in effect at the time of the Change in Control; or

               (VII) any purported  termination  of the  Executive's  employment which is not effected pursuant to a Notice of Termination satisfying the requirements of Section 7.1 hereof; for purposes of this Agreement, no such purported termination shall be effective.

               The Executive's right to terminate the Executive's employment for Good Reason shall not be affected by the Executive's incapacity due to physical or mental illness. The

          Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any act or failure to act constituting Good Reason hereunder.

               For purposes of any determination regarding the existence of Good Reason, any claim by the Executive that Good Reason exists shall be presumed to be correct unless the Company establishes to the Board by clear and convincing evidence that Good Reason does not exist.

          (P) "Gross-Up Payment" shall have the meaning set forth in Section 6.2 hereof.

          (Q)  "Notice  of  Termination"  shall  have the  meaning  set forth in
     Section 7.1 hereof.

          (R) "Pension Plan" shall mean any tax-qualified, supplemental or excess benefit pension plan maintained by the Company and any other plan or agreement entered into between the Executive and the Company which is designed to provide the Executive with supplemental retirement benefits.

          (S) "Person" shall have the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Company or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, or (iv) a corporation owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company.

          (T) "Potential Change in Control" shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

               (I) the Company enters into an agreement, the consummation of which would result in the occurrence of a Change in Control;

               (II) the Company or any Person publicly announces an intention to take or to consider taking actions which, if consummated, would constitute a Change in Control;

               (III) any  Person  becomes  the  Beneficial  Owner,  directly  or indirectly, of securities of the Company representing 15% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding securities (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its affiliates), excluding, however, any entity or group which, as of July 21, 1998, has on file with the Securities and Exchange Commission a Form 13D or 13G indicating ownership aggregating 10% or more of the then outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding securities; or

               (IV) the Board adopts a resolution to the effect that, for purposes of this Agreement, a Potential Change in Control has occurred.

          (U) "Severance  Payments"  shall have the meaning set forth in Section
     6.1 hereof.

          (V) "Tax Counsel" shall have the meaning set forth in Section 6.2 hereof.

          (W) "Term" shall mean the period of time described in Section 2 hereof (including any extension, continuation or termination described therein).

          (X) "Total Payments" shall mean those payments so described in Section
     6.2 hereof.


                                            TRICON GLOBAL RESTAURANTS, INC.



                                       By:
                                             -----------------------------------
                                                  Name:
                                                  Title:




                                             -----------------------------------
                                                  Executive

                                             Address:

                                                                                                               EXHIBIT 12
                                             TRICON Global Restaurants, Inc.
                                 Ratio of Earnings to Fixed Charges Years Ended 1997-1993
                                and 36 Weeks Ended September 5, 1998 and September 6, 1997
                                          (in millions except ratio amounts)

                                                                             53 Weeks      52 Weeks
                                                     52 Weeks                                                  36 Weeks
                                          -------------------------------   ------------   ----------   -----------------------
                                            1997       1996        1995         1994          1993        9/5/98       9/6/97
                                          --------   --------    --------   ------------   ----------   ----------   ----------

Earnings:
Income from continuing operations
  before income taxes and cumulative
  effect of accounting changes                (35)        72        (103)         241            416          511          401

Unconsolidated affiliates' interests,
  net (a)                                      (1)        (6)       -              (1)            (3)          (1)          (2)

Interest expense, net (a)                     290        310         368          349            238          212          195

Interest portion of net rent expense (a)      109        109         109          108             87           63           70
                                          --------   --------    --------   ------------   ----------   ----------   ----------

Earnings available for fixed charges          363        485         374          697            738          785          664
                                          ========   ========    ========   ============   ==========   ==========   ==========

Fixed Charges:
Interest Expense (a)                          290        310         368          349            238          212          195

Interest portion of net rent expense (a)      109        109         109          108             87           63           70
                                          --------   --------    --------   ------------   ----------   ----------   ----------

Total Fixed Charges                           399        419         477          457            325          275          265
                                          ========   ========    ========   ============   ==========   ==========   ==========

Ratio of Earnings to Fixed
  Charges (b) (c) (d)                       .91x      1.16x       .78x         1.53x          2.27x        2.86x        2.51x

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

(b) Included the impact of unusual, disposal and other charges of $174 million ($159 million after tax) in 1997, $246 million ($189 million after tax) in 1996, $457 million ($324 million after tax) in 1995 and $54 million ($34 million after tax) for the 36 weeks ended September 6, 1997. Also included in the 36 weeks ended September 5, 1998 are unusual credits of $5 million ($3 million after tax). Excluding the impact of such charges and credits, the ratio of earnings to fixed charges would have been 1.35x, 1.74x, 1.74x, 2.71x and 2.84x for the fiscal years ended 1997, 1996 and 1995, respectively and the 36 weeks ended September 6, 1997 and September 5, 1998, respectively.

(c) The Company is contingently liable for obligations of certain franchisees and other unaffiliated parties. Fixed charges associated with such obligations aggregated approximately $17 million during the fiscal year 1997. Such fixed charges, which are contingent, have not been included in the computation of the ratios.

(d) For the fiscal years ending December 27, 1997 and December 30, 1995, earnings were insufficient to cover fixed charges by approximately $36 million and $103 million, respectively. Earnings in 1997 includes a charge of $530 million ($425 million after-tax) taken in the fourth quarter to refocus our business. Earnings in 1995 included the noncash charge of $457 million ($324 million after-tax) for the initial adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

                                                                      EXHIBIT 15

                           Accountants' Acknowledgment


The Board of Directors
TRICON Global Restaurants, Inc.:

We hereby acknowledge our awareness of the use of our report dated October 14, 1998 included within the Quarterly Report on Form 10-Q of TRICON Global Restaurants, Inc. for the twelve and thirty-six weeks ended September 5, 1998, and incorporated by reference in the following Registration Statements:

Description                                        Registration Statement Number

Form S-3
Initial Public Offering of Debt Securities               333-42969

Form S-8s
Restaurant Deferred Compensation Plan                    333-36877
Executive Income Deferral Program                        333-36955
TRICON Long-Term Incentive Plan                          333-36895
Share Power Stock Option Plan                            333-36961
TRICON Long-Term Savings Program                         333-36893
Restaurant General Manager Stock Option Plan             333-64547

Pursuant to Rule 436(c) of the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.




KPMG Peat Marwick LLP
Louisville, Kentucky
October 19, 1998