Form 10-K
period 1998-12-26
TRICON GLOBAL RESTAURANTS INC
filed 1999-03-23
CIK 1041061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-K
(Mark One)

[|X|]ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 [FEE REQUIRED] for the fiscal year ended December 26, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ____________ to _________________

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

       Registrant's telephone number, including area code: (502) 874-8300

                                                         Name of Each Exchange
                                     Title of Class       on which Registered
                                  -------------------    -----------------------
  Securities registered
    pursuant to 12(b) of the Act:  Common Stock, no      New York Stock Exchange
                                     par value

  Securities registered
    pursuant to 12(g) of the Act:                        None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock ) held by non-affiliates of the registrant as of March 18, 1998, computed by reference to the closing price of the registrant's Common Stock on the New York Stock Exchange Composite Tape on such date was $10,587,855,903.

     The number of shares outstanding of the Registrant's Common Stock as of March 18, 1998 was 169,058 shares.

     Portions of the definitive proxy statement furnished to shareholders of the Registrant in connection with the annual meeting of shareholders to be held on May 20, 1999, are incorporated by reference into Part III.

                                     PART I

Item 1.   Business.

     TRICON Global Restaurants, Inc. (referred to herein as "Tricon") was incorporated under the laws of the state of North Carolina in 1997. The principal executive offices of Tricon are located at 1441 Gardiner Lane, Louisville, Kentucky 40213, and its telephone number at that location is (502) 874-8300.

     Tricon, the registrant, together with its restaurant operating companies and other subsidiaries, is referred to in this Form 10-K annual report ("Form 10-K") as the Company. Prior to October 6, 1997, the business of the Company was conducted by PepsiCo, Inc. ("PepsiCo") through various subsidiaries and divisions.

     This Form 10-K should be read in conjunction with the Cautionary Statements on page 47.

     (a) General Development of Business

     In January 1997, PepsiCo announced its decision to spin-off its restaurant businesses to shareholders as an independent public company (the "Spin-off"). Effective as of October 6, 1997, PepsiCo disposed of its restaurant businesses by distributing all of the outstanding shares of common stock of Tricon to its shareholders. Tricon's Common Stock began trading on the New York Stock Exchange on October 7, 1997 under the symbol "YUM." (Prior to that date, from September 17, 1997 through October 6, 1997, Tricon's Common Stock was traded on the New York Stock Exchange on a "when-issued" basis). As used in this Form 10-K, references to Tricon or the Company include the historical operating results of the businesses and operations transferred to the Company in the Spin-off and, except where indicated, include the non-core businesses divested in 1997. Additionally, throughout this Form 10-K, the terms "restaurants," "stores" and "units" are used interchangeably.

     Information about the Spin-off and the non-core businesses is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") and the related Consolidated Financial Statements and footnotes in Part II, Item 7, pages 19 through 47; and
Part II, Item 8, pages 48 through 82, respectively, of this Form 10-K.

     (b) Financial Information about Operating Segments

     Operating segment information for the years ended December 26, 1998, December 27, 1997 and December 28, 1996 is included in the Management's Discussion and Analysis and the related Consolidated Financial Statements and footnotes in Part II, Item 7, pages 19 through 47; and Part II, Item 8, pages 48 through 82, respectively, of this Form 10-K.

     (c) Narrative Description of Business

     General

     Tricon is the world's largest quick service restaurant ("QSR") company based on number of system units, with almost 30,000 units in 101 countries and territories. The Tricon organization is currently made up of four operating companies organized around its three core concepts, KFC, Pizza Hut and Taco Bell (the "Concepts"). The four operating companies are KFC, Pizza Hut, Taco Bell and Tricon Restaurants International ("Tricon International"). KFC is based in Louisville, Kentucky; Pizza Hut and Tricon International are headquartered in Dallas, Texas; and Taco Bell is based in Irvine, California.

     Restaurant Concepts

     Through its three widely-recognized Concepts, the Company develops, operates, franchises and licenses a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items. These restaurants are operated by the Company or, under the terms of franchise or license agreements, by franchisees or licensees who are independent third parties, or by affiliates operating under joint venture agreements between the operating companies and local business people.

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

     Each of Tricon's four operating companies is engaged in the operation, development, franchising and licensing of a system of both traditional and non-traditional QSR units. Non-traditional units include express units and kiosks which have a more limited menu and operate in non-traditional locations like airports, gas and convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. In addition, as of year-end 1998, there were 618 units in the worldwide system housing more than one Concept. Of these, 609 units offer food products from two of the Concepts (a "2n1"), and 9 units offer food products from each of the Concepts (a"3n1").

     In each Concept, consumers can dine in and/or carry out food. In addition, Taco Bell and KFC offer a drive-thru option in many stores, and Pizza Hut offers a drive-thru option on a much more limited basis. Pizza Hut and, on a much more limited basis, KFC offer delivery service.

     Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices.

     Following is a description of each Concept's history.

     KFC
     ---

     KFC was founded in Corbin, Kentucky, by Colonel Harland D. Sanders, an early developer of the quick service food business and a pioneer of the restaurant franchise concept. The Colonel perfected his secret blend of 11 herbs and spices for Kentucky Fried Chicken in 1939 and signed up his first franchisee in 1952. KFC now has more than 5,100 units in the U.S., and over 5,200 units in 80 countries and territories outside the U.S. Approximately 32 percent of the U.S. units, and 30 percent of the non-U.S. units, are operated by the Company or joint ventures in which the Company participates.

     While product  offerings  vary  throughout  the worldwide  system,  all KFC
restaurants   offer  fried  chicken  products  and  many  also  offer  non-fried chicken-on-the-bone products. These products are marketed under the names Original Recipe, Extra Tasty Crispy and Tender Roast, among others. Other principal entree items include Colonel's Crispy Strips and various chicken sandwiches (outside of the U.S.), and seasonally, Chunky Chicken Pot Pies. KFC restaurants also offer a variety of side items, such as biscuits, mashed potatoes and gravy, coleslaw, corn, Potato Wedges (in the U.S.) and french fries (outside of the U.S.), as well as desserts and non-alcoholic beverages. Their decor is characterized by the image of the Colonel and KFC's distinctive packaging includes the "Bucket" of chicken.

     As of year-end 1998, KFC was the leader in the U.S. chicken QSR segment among companies featuring chicken as their primary product offering, with a 55 percent market share in that segment, and a greater than 5 to 1 lead in terms of system sales over its closest national competitor.

     Pizza Hut
     ---------

     Pizza Hut operates in 88 countries and territories throughout the world under the name "Pizza Hut" and features a variety of pizzas, including Pan Pizza, Thin n' Crispy, Pizzeria Stuffed Crust, Hand Tossed and Sicilian, each offered with a variety of different toppings. Pizza Hut also features beverages and, in some restaurants, breadsticks, pasta, salads and sandwiches. The distinctive Pizza Hut decor features a bright red roof.

     The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, and within a year, the first franchise unit was opened. Today, Pizza Hut is the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products. As of year-end 1998, the Concept had grown to more than 8,400 units in the U.S., and more than 3,800 units outside of the U.S. Approximately 35 percent of the U.S. units, and 43 percent of the non-U.S. units, are operated by the Company or joint ventures in which the Company participates.

     As of year-end 1998, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 22 percent market share in that segment, and almost double the system sales of its closest national competitor.


     Taco Bell
     ---------

     Taco Bell operates under the name "Taco Bell" and specializes in Mexican style food products, including various types of tacos and burritos, salads, nachos and other related items. Taco Bell units feature a distinctive bell logo on their signage.

     The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold. By year-end 1998, there were more than 6,800 Taco Bell units within the U.S., and more than 170 units outside of the U.S. Approximately 23 percent of the U.S. units, and 27 percent of the non-U.S. units, are operated by the Company.

     Taco Bell is the leader in the U.S. Mexican QSR segment, with a market share in that segment of 73 percent.

     Tricon International
     --------------------

     The international operations of the three Tricon Concepts are consolidated into a separate international operating company (Tricon International), which has directed its focus toward generating more system growth through franchisees and concentrating its development of Company units in those markets with sufficient scale. Tricon International has developed new global systems and tools designed to improve marketing, operations consistency, product delivery, market planning and development and franchise support capability.

     The Company has over 9,200 units in the system outside of the U.S. This number has grown at a compounded rate of 8 percent over the past five years. Approximately 35 percent of the total non-U.S. units are operated by the Company or joint ventures in which the Company participates. In 1998, Tricon International accounted for 32 percent of the Company's total system sales, and 24 percent of the Company's revenues.

     Operating Structure

     In all three of its Concepts, the Company either operates units or they are operated by independent franchisees or licensees. Franchisees can range in size from individuals owning just a few units to large publicly traded companies. In addition, the Company has established international joint ventures between itself and third parties. As of year-end 1998, approximately 32 percent of Tricon's worldwide units were operated by the Company (including approximately 4 percent by joint ventures in which the Company participates), approximately 56 percent by franchisees and approximately 12 percent by licensees.

     Refranchising

     Beginning in 1995, the Company began rebalancing the system toward more franchisee ownership to focus its resources on what it believes are high growth potential markets where it can more efficiently leverage its scale. Since the strategy began, the Company has refranchised over 3,700 units: 1,389 units in 1998, 1,418 units in 1997, 659 units in 1996 and 264 units in 1995, respectively. As a result of the Company's refranchising activity, coupled with new points of distribution added by franchisees and licensees and the program to upgrade the asset portfolio by closing underperforming stores, the Company's overall ownership of total system units (i.e., Company and joint venture units in which the Company participates) declined 18 percentage points in four years from 50 percent at year-end 1994 to 32 percent at year-end 1998. The refranchising program is expected to continue, in the near term, but as the Company approaches a Company/franchisee balance more consistent with its major competitors, refranchising activity is expected to substantially decrease over time. The continuation of the program depends on the Company's ability to identify and sell to qualified franchisees Company restaurants at prices and terms considered by the Company to be appropriate. There can be no assurance as to whether, or to what extent, management will be able to effect refranchising activities in the future.

  Competitive Advantages

     Global Scale

     Powerful Concepts in Growing Food Categories. KFC, Pizza Hut and Taco Bell are three of the most recognized restaurant Concepts in the world. Each is the U.S. leader in terms of market share and number of units in its respective food category. The Company believes that the near universal appeal of chicken and pizza provide a strong foundation for global Concept expansion, and that the emerging trend towards Mexican-style foods may provide additional growth opportunities.

     Worldwide Capabilities. Based on available industry data, Tricon is the world's largest QSR company measured by system units and the second largest based on system sales. In terms of international locations, the Company believes that, as of year-end 1998, its total of over 9,200 system units outside the U.S. was second only to McDonald's Corporation. The Company has global scale capabilities in marketing, advertising, purchasing and research and development ("R&D"). Tricon believes that its worldwide network of Company and franchise operations provides a strong foundation from which to expand in existing markets, enter new markets and launch new products and marketing campaigns. In many countries and regions, the Company has the scale to use extensive television advertising, an important factor in increasing brand awareness. The Company's scale enables it to negotiate superior marketing promotions when compared to many of its competitors.

     Purchasing/Distribution Network. The Company is a substantial purchaser of a number of food products, and it believes its scale purchasing capabilities provide it with competitive advantages such as its ability to ensure a consistent supply of high quality food, ingredients and other supplies at attractive prices to all of its Concepts. In 1996, to ensure reliable sources, the Company consolidated most of its worldwide food and supply procurement activities under an internal organization now called Supply Chain Management, which sources, negotiates contracts for and buys specified food and supplies from hundreds of suppliers in over 60 countries and territories. Supply Chain Management monitors market trends and seeks to identify and capitalize on purchasing opportunities that will enhance the Company's competitive position. The principal products purchased include beef, cheese, chicken products, cooking oils, corn, flour, lettuce, paper and packaging materials, pinto beans, pork, seasonings, soft drink beverage products and tomato products.

     To ensure the wholesomeness of all food products, suppliers are required to meet or exceed strict quality control standards. Long-term contracts and long-term vendor relationships have been used to ensure availability of products. The Company has also entered into commodity futures contracts traded on national exchanges with the objective of reducing food costs. While such hedging activity has historically been done on a limited basis, hedging activity could increase in the future if the Company believes it would result in lower total costs. The Company has not experienced any significant continuous shortages of supplies. Prices paid for these supplies may be subject to fluctuation. When prices increase, the Company may be able to pass on such increases to its customers, although there is no assurance this can be done in the future.

         In October 1998, the Company reached an agreement in principle with the KFC National Purchasing Cooperative, Inc. (the "KFC Co-op") and representatives of the Company's KFC, Pizza Hut and Taco Bell franchisee groups, to form a unified purchasing cooperative (the "Unified Co-op") for restaurant products and equipment in the U.S. The arrangement combines the purchasing power of the Company and franchisee restaurants in the U.S., which the Company believes will further leverage the system's scale to drive cost savings and effectiveness in the purchasing function. Annual purchasing volume for the new Unified Co-op is expected to exceed $4 billion, making it the largest such purchasing cooperative of its kind in the QSR industry. The Company also believes that the Unified Co-op should result in an even closer alignment of interests and a stronger relationship with its franchisee community.

     The Unified Co-op has been organized as an independent Kentucky limited liability company that is jointly governed by representatives of the KFC, Pizza Hut and Taco Bell franchisee groups and Tricon. The members of the Unified Co-op are the KFC Co-op, the Pizza Hut National Purchasing Coop, Inc. and the Taco Bell National Purchasing Coop, Inc. (each, a "Concept Co-op" and collectively, the "Concept Co-ops"). Each of the Concept Co-ops is organized as a Delaware corporation with shareholder members (including the Company) that are operators of the Company's three Concepts, KFC, Pizza Hut and Taco Bell.

     Effective as of March 1, 1999, the Unified Co-op and the Concept Co-ops commenced the operation of purchasing programs on behalf of their members.

     The core mission of the Unified Co-op is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment. It is intended that the Unified Co-op will incorporate the best practices of the Company's Supply Chain Management group in the U.S., which provided purchasing services to all Company restaurants, most Taco Bell franchisee restaurants, and most Pizza Hut franchisee restaurants, and the KFC Co-op, which provided purchasing services to most KFC franchisees and some Taco Bell and Pizza Hut franchisees. Upon commencement of operations on March 1, 1999, a substantial number of both the Supply Chain Management employees and the KFC Co-op employees became employees of the Unified Co-op. The Company believes that this should result in a high degree of continuity in purchasing programs for Company and franchisee restaurants in the U.S.

     In connection with the formation of the Unified Co-op, the Company has entered into the Tricon Purchasing Coop Agreement with the Unified Co-op (a copy of which is filed as an Exhibit to this Form 10-K). This Agreement sets forth, among other things, the Company's commitment to the purchasing programs of the Unified Co-op and the Concept Co-ops, and the coordination of the purchasing activities of the Unified Co-op and Concept Co-ops with the franchisor and brand management rights and obligations of the Company and its operating companies.

     Historically, many food products, paper and packaging supplies, and equipment used in the operation of the Company's restaurants have been distributed to individual Company units by PepsiCo Food Services ("PFS"), which was PepsiCo's restaurant distribution operation prior to its disposition in 1997 as described below. PFS also sold and distributed these same items to many franchisees and licensees that operate in the three restaurant systems, though principally to Pizza Hut and Taco Bell franchised/licensed units in the U.S. In May 1997, KFC, Pizza Hut and Taco Bell entered into a five-year Sales and Distribution Agreement with PFS to distribute the majority of their food and supplies for Company stores, subject to PFS maintaining certain performance levels. The Sales and Distribution Agreement became effective upon the closing of the sale by PepsiCo of the distribution business of PFS to AmeriServe Food Distribution, Inc. ("AmeriServe"), a subsidiary of Holberg Industries, Inc., pursuant to a definitive agreement dated as of May 23, 1997, as amended.

     Effective as of November 1, 1998, the Company, KFC, Pizza Hut and Taco Bell entered into an amended and restated Sales and Distribution Agreement with AmeriServe (the "Amended AmeriServe Agreement") which provides for the extension of the term of the original agreement with PFS for a period of two and one-half years. The Amended AmeriServe Agreement (a copy of which is filed as an Exhibit to this Form 10-K) substantially modifies the way in which distribution fees are calculated, and includes incentives for utilizing more efficient distribution practices by both parties. The Amended AmeriServe Agreement, which continues to cover all Company KFC, Pizza Hut and Taco Bell restaurants in the U.S.
(including units sold pursuant to the Company's refranchising program), also provides for a two and one-half year renewal option that could extend the contract, based on market rates, through July 2007.

     KFC, Pizza Hut, Taco Bell and Tricon International have also entered into multi-year agreements with Pepsi-Cola Company regarding the sale of Pepsi-Cola beverage products at Company stores.

     Strong Cash Flow

     As indicated in Items 7 and 8, the Company has generated significant cash flows from operating activities and through its global refranchising program. This cash flow has funded existing operations, capital expenditures and debt reduction of over $1 billion since the Spin-off. This cash flow has also allowed the Company to fund investment in product innovation and quality, improved operating platforms leading to improved service, information technology systems, store-level human resources including recruiting and training, testing alternative modes of distribution and creative marketing programs.

     A discussion of the Company's financing activities, cash flow and liquidity is contained in Management's Discussion and Analysis in Part II, Item 7, pages 19 through 47.

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

     Tricon's four operating companies implement periodic promotions as they deem appropriate or desirable in order to maintain and increase their sales and store profits. They also rely on radio, newspaper and other print advertising, in-store point of purchase advertising, and direct mail and newspaper couponing programs, to attract customers and encourage the purchase of their products. The Company has developed and utilizes sophisticated marketing research techniques to measure customer satisfaction and consumer trends.

     Quality Assurance. The Quality Assurance Departments at each of Tricon's four operating companies help ensure that the system's restaurants provide high quality, wholesome food products in clean and safe environments. The system's restaurants are required to buy food supplies, ingredients, seasonings, and equipment only from approved suppliers, who are required to meet or exceed system standards designed to ensure product quality, safety and consistency. From time to time, the Quality Assurance Departments inspect the facilities of their suppliers and request samples for testing and other quality control monitoring and measures. Many of these suppliers, such as poultry producers, are also subject to some government inspection. In addition, representatives of the Quality Assurance Departments visit restaurants from time to time to ensure that food is properly stored, handled and prepared in accordance with prescribed standards and specifications, as well as to provide training in food safety and sanitation measures to the restaurant operators. The Quality Assurance Departments are also responsible for remaining current on issues related to food safety and interacting with regulatory agencies as may be required or desirable on these matters.

     U.S. Growth Opportunities

     Tricon believes it has many opportunities to achieve growth in both sales per unit and distribution channels in its U.S. businesses due to the following:

     Daypart Expansion. The Company's strengths in market research and R&D, combined with underdeveloped dayparts (segments of each business day) in all three Concepts provide an opportunity to increase the average sales per unit. According to CREST, in 1998 in the U.S., almost two-thirds of KFC and approximately three-quarters of Pizza Hut U.S. system store sales occurred during the dinner occasion. At Taco Bell, approximately half of U.S. system store sales occurred during the lunch occasion, with about 45 percent occurring at dinner and the remainder during snacking hours.

     Channel Expansion. The Company believes that significant growth opportunities exist with respect to delivery services. The Company's products, especially chicken and pizza, are well suited to delivery because their relatively long holding times allow them to be delivered hot and ready to eat. Today, Pizza Hut has a well-developed delivery system and 493 KFC units in the U.S. currently offer some delivery services. In addition, the Company believes there is opportunity to innovate with respect to the type of unit that best meets consumer needs. Some of the alternative channels that are under development include non-traditional units such as Taco Bell Express in venues such as shopping malls, food courts, airports, gas and convenience stores, and schools.

     Multi-Branding. The Company is actively pursuing the strategy of multi-branding, where two or more of its Concepts are operated in a single restaurant unit. As of year-end 1998, there were 618 system units housing more than one Concept including 78 2n1 and 3 3n1 units added in the U.S. (net of unit closures) during 1998. By combining two or more of its Concepts in one location, particularly those that have complementary daypart strengths, the Company believes it can generate higher sales volumes from such units, significantly improve returns on per unit investment, and enhance its ability to penetrate a greater number of trade areas throughout the U.S. Through the consolidation of market planning initiatives across all three of its Concepts, the Company has established multi-year development plans by trade area to optimize franchise and company penetration of all three Concepts and to improve returns on its existing asset base. The development of these multi-branded units may be limited, in some instances, by prior development and/or territory rights granted to franchisees.

     International Growth Opportunities

     Focus on Key Growth Markets. Following the Spin-off, the Company redirected its international ownership strategy to focus on building Company stores in what it believes are high growth potential markets where it can more efficiently leverage its scale, while increasing franchise penetration through franchise development and refranchising in other international markets. As an example, the Company has demonstrated considerable success in penetrating Asian emerging markets, with some of its highest volume stores in the world being operated in China. In the future, the Company intends to focus a significant portion of its new-unit capital on this and other potential growth markets, and reduce its number of primary equity markets from 27 to its ultimate objective of approximately 10 markets.

     Underdeveloped Presence. Although the Company and its franchisees have established a presence in 101 countries and territories, many of these countries are still underpenetrated considering not only population size and growth, but also per capita purchasing power. Even in countries which have populations with similar per capita purchasing power, the ratio of stores per million people is still far below that found in the U.S., and the Company believes there is significant opportunity to leverage an increasing demand for convenient, fully prepared foods in those countries.

     Scale Advantages. Tricon International has the ability to leverage not only the scale advantages of administration, purchasing and R&D, but also the experience of the Company's U.S. operations to quickly identify new product opportunities for local markets.

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

     The Company's restaurant management structure varies by concept and unit size. Generally, each Company restaurant is led by an RGM, together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant usually has between 10 and 35 hourly employees, most of whom work part-time. The Company's four operating companies each issue detailed manuals covering all aspects of their respective operations, including food handling and product preparation procedures, safety and quality issues, equipment maintenance, facility standards and accounting procedures. The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. RGMs' efforts are monitored by area managers or market coaches, who work with approximately nine to eleven restaurants. The Company's restaurants are visited from time to time by various senior operators within their respective organizations to help ensure adherence to system standards.

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

     Sale of Non-Core Concepts

     In late 1996, the Company set a strategy to focus human and financial resources on growing the sales and profitability of its Concepts. As a result, the non-core restaurant businesses of California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo's Sandwich Shop, East Side Mario's and Hot 'n Now (the "Non-core Businesses") were sold in 1997. The operations of these Non-core Businesses were not material to the operations of Tricon.

Information about the Non-core Businesses is included in Management's Discussion and Analysis and the related Consolidated Financial Statements and footnotes in
Part II, Item 7, pages 19 through 47; and Part II, Item 8, pages 48 through 82, respectively, of this Form 10-K.

     Trademarks and Patents

     The Company has numerous registered trademarks and service marks. The Company believes that many of these marks, including its Kentucky Fried Chicken(R), KFC(R), Pizza Hut(R) and Taco Bell(R) trademarks, have significant value and are materially important to its business. The Company's policy is to pursue registration of its important trademarks whenever possible and to oppose vigorously any infringement of its trademarks. The use of the Company's trademarks by franchisees and licensees has been authorized in KFC, Pizza Hut and Taco Bell franchise and license agreements. In addition, the Company has granted limited rights to use certain of its trademarks to the Unified Co-op and Concept Co-ops in connection with the purchasing and program management activities to be carried on by those entities. Under current law and with proper use, the Company's rights in its trademarks can last indefinitely. The Company also has certain patents on restaurant equipment, which, while valuable, are not material to its business.

     Working Capital

     Information about the Company's working capital is included in Management's Discussion and Analysis in Part II, Item 7, pages 19 through 47 of this Form 10-K.

     Customers

     The Company's business is not dependent upon a single customer or small group of customers.

     Seasonal Operations

     The Company does not consider its operations to be seasonal to any material degree.

     Backlog Orders

     Company restaurants have no backlog orders.

     Government Contracts

     No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

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

     Research and Development

     The Company operates R&D facilities in Louisville, Kentucky; Dallas, Texas; and Irvine, California. In 1998, 1997 and 1996, the Company spent $21 million, $21 million and $20 million, respectively, on R&D activities.

     Environmental Matters

     The Company is not aware of any federal, state or local environmental laws or regulations which will materially affect its earnings or competitive position, or result in material capital expenditures. However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 1998, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

     Government Regulation

     U.S.  The  Company  is subject  to  various  Federal,  state and local laws affecting its business. Each of the Company's restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality in which the restaurant is located. In addition, each of the Tricon operating companies must comply with various state laws that regulate the franchisor/franchisee relationship. To date, the Company has not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

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

     The Company is also subject to Federal and state laws governing such matters as employment and pay practices, overtime, tip credits and working conditions. Since the bulk of the Company's employees are paid on an hourly basis at rates related to the Federal minimum wage, increases in the minimum wage could significantly increase the Company's labor costs.

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

     Employees

     At year-end 1998, the Company employed approximately 260,000 persons, approximately 70 percent of whom were part-time employees. Nearly 70 percent of the Company's employees are employed in the U.S. The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors. Most Company employees are paid on an hourly basis. Less than 1 percent of the Company's U.S. employees are covered by collective bargaining agreements. The Company's non-U.S. employees are subject to numerous labor council relationships that vary due to the diverse cultures in which the Company operates. The Company considers its employee relations to be good.

     d)  Financial Information about International and U.S. Operations

     Financial information about International and U.S. markets is incorporated herein by reference from Selected Financial Data, Management's Discussion and Analysis and the related Consolidated Financial Statements and footnotes in Part II, Item 6, page 18; Part II, Item 7, pages 19 through 47; and Part II, Item 8, pages 48 through 82, respectively, of this Form 10-K.

Item 2.   Properties.

     As of year-end 1998, Tricon Concepts owned approximately 2,200 and leased approximately 4,000 units in the U.S.; and Tricon International owned approximately 600 and leased approximately 1,600 units outside the U.S. Company restaurants in the U.S. which are not owned are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with short renewal options. Joint ventures, in which Tricon International is a partner, owned or leased approximately 1,100 units. Tricon leases Tricon International's and Pizza Hut's corporate headquarters in Dallas, Texas. Taco Bell leases its corporate headquarters in Irvine, California and KFC owns its corporate headquarters and a research facility in Louisville, Kentucky. In addition, Tricon owns an office facility in Wichita, Kansas and leases office facilities for accounting services in both Louisville, Kentucky, and Albuquerque, New Mexico. The Wichita, Kansas, facility (the "Wichita Facility") was under contract for sale during 1998, and primary operations conducted at the Wichita Facility were relocated to Louisville, Kentucky, and Dallas, Texas, in 1998 and, the facility was closed. However, due to contractual disputes with the proposed buyer, the expected fourth quarter 1998 sale of the Wichita Facility at a gain to this buyer did not occur, and is not considered imminent. The Company continues to expect to sell the Wichita Facility at a price which should at least recover its carrying amount, but cannot estimate either the amount or timing of any potential gain at this time. Additional information about the Company's properties is included in the Consolidated Financial Statements and footnotes in Part II, Item 8, pages 48 through 82, of this Form 10-K.

     The Company believes that its properties are in good operating condition and are suitable for the purposes for which they are being used.

Item 3.   Legal Proceedings.

     The Company is subject to various claims and contingencies related to lawsuits, taxes, real estate, environmental and other matters arising out of the normal course of business. The following is a brief description of the more significant of these categories of lawsuits and other matters. Except as stated below, the Company believes that the ultimate liability, if any, in excess of amounts already provided for in these matters, is not likely to have a material adverse effect on the Company's annual results of operations, financial condition or cash flows.

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

     Employees

     At any given time, the Company employs hundreds of thousands of persons, primarily in its restaurants. In addition, thousands of persons, from time to time, seek employment with the Company and its restaurants. From time to time, disputes arise regarding employee hiring, compensation, termination and promotion practices.

     Like some other retail employers, Pizza Hut and Taco Bell recently have been faced in a few states with allegations of purported class-wide wage and hour violations.

     On May 11, 1998, a purported class action lawsuit against Pizza Hut, Inc., and one of its franchisees, PacPizza, LLC, entitled Aguardo, et al. v. Pizza Hut, Inc., et al. ("Aguardo"), was filed in the Superior Court of the State of California of the County of San Francisco. The lawsuit was filed by three former Pizza Hut restaurant general managers purporting to represent approximately 1,300 current and former California restaurant general managers of Pizza Hut and PacPizza. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and vacation pay and seeks an unspecified amount in damages. This lawsuit is in the early discovery phase. A trial date of October 28, 1999 has been set.

     On October 2, 1996, a class action lawsuit against Taco Bell Corp., entitled Mynaf, et al. v. Taco Bell Corp. ("Mynaf"), was filed in the Superior Court of the State of California of the County of Santa Clara. The lawsuit was filed by two former restaurant general managers and two former assistant restaurant general managers purporting to represent all current and former Taco Bell restaurant general managers and assistant restaurant general managers in California. The lawsuit alleges violations of California wage and hour laws involving unpaid overtime wages. The complaint also includes an unfair business practices claim. The four named plaintiffs claim individual damages ranging from $10,000 to $100,000 each. On September 17, 1998, the court certified a class of approximately 3,000 current and former assistant restaurant general managers and restaurant general managers. Taco Bell petitioned the appellate court to review the trial court's certification order. The petition was denied on December 31, 1998. Taco Bell has filed a petition for review to the California Supreme Court which is currently pending. No trial date has been set.

     Plaintiffs in the Aguardo and Mynaf lawsuits seek damages, penalties and costs of litigation, including attorneys' fees, and also seek declaratory and injunctive relief. The Company intends to vigorously defend these lawsuits. However, the outcome of these lawsuits cannot be predicted at this time. The Company believes that the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on its annual results of operations, financial condition or cash flows. It is, however, reasonably possible that any ultimate liability could be material to the Company's year-over-year growth in earnings in the quarter and year recorded.

     On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. ("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 16,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has currently paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations.

     On February 10, 1995, a class action lawsuit, entitled Ryder, et al. v. Taco Bell Corp. ("Ryder"), was filed in the Superior Court of the State of Washington for King County on behalf of approximately 16,000 current and former Taco Bell employees claiming unpaid wages resulting from alleged uniform, rest and meal period violations and unpaid overtime. In April 1996, the Court certified the class for purposes of injunctive relief and a finding on the issue of liability. The trial was held during the first quarter of 1997 and resulted in a liability finding. In August 1997, the Court certified the class for purposes of damages as well. Prior to the damages phase of the trial, the parties reached a court-approved settlement process in April 1998.

     The Company has provided for the estimated costs of the Bravo and Ryder litigations, based on a projection of eligible claims, the cost of each eligible claim and the estimated legal fees incurred by plaintiffs. The Company believes the ultimate cost of the Bravo and Ryder cases in excess of the amounts already provided will not be material to its annual results of operations, financial condition, or cash flows.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of the Registrant

     The executive officers of the Company as of March 15, 1999, and their ages and current positions as of that date are as follows:

 Name                   Age         Position
 ----                   ---         --------

Andrall E. Pearson      73      Chairman of the Board and Chief Executive
                                  Officer

David C. Novak          46      Vice Chairman of the Board and President

Robert C. Lowes         53      Chief Financial Officer

Christian L. Campbell   48      Senior Vice President, General Counsel and
                                  Secretary

Robert L. Carleton      58      Senior Vice President and Controller

Jonathan D. Blum        40      Senior Vice President - Public Affairs

Gregg R. Dedrick        39      Chief People Officer

Sandra S. Wijnberg      42      Senior Vice President - Treasurer

Peter A. Bassi          49      President, Tricon Restaurants International

Charles E. Rawley, III  48      President and Chief Operating Officer, KFC

Michael S. Rawlings     44      President and Chief Concept Officer, Pizza Hut

Peter C. Waller         44      President and Chief Concept Officer, Taco Bell

Peter R. Hearl          47      Executive Vice President, Tricon Restaurants
                                  International

Terry D. Davenport      40      Chief Concept Officer, KFC

Aylwin B. Lewis         44      Chief Operating Officer, Pizza Hut

Thomas E. Davin         41      Chief Operating Officer, Taco Bell

     Andrall E. Pearson became Chairman of the Board of Tricon effective August 15, 1997, and Chief Executive Officer of Tricon effective October 21, 1997. Mr. Pearson previously served as an operating partner of Clayton, Dubilier & Rice, a leveraged buy-out firm, from 1993 to 1997. He was President and Chief Operating Officer of PepsiCo., Inc. from 1971 through 1984 and served on PepsiCo's Board of Directors for 26 years, retiring in April 1996. From 1985 to 1993 he was a tenured professor at Harvard Business School. Mr. Pearson is a member of the Boards of DBT On-Line, Inc. and Citigroup Inc. He is also a trustee of the New York University Medical Center and the Good Samaritan Medical Center in Palm Beach, Florida.

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

         Christian L. Campbell is Senior Vice President, General Counsel and Secretary of Tricon. He has served in this position since September 1997. From 1995 to September 1997, Mr. Campbell served as Senior Vice President, General Counsel and Secretary of Owens Corning, a building products company. Before joining Owens Corning, Mr. Campbell served as Vice President, General Counsel and Secretary of Nalco Chemical Company in Naperville, Illinois, from 1990 through 1994.

     Robert L. Carleton is Senior Vice President and Controller of Tricon. He has served in this position since August 1997. Mr. Carleton previously served as Senior Vice President and Controller for PepsiCo from August 1982 to August 1997.

     Jonathan D. Blum is Senior Vice President of Public Affairs for Tricon. He has served in this position since July 1997. Mr. Blum previously served as Vice President of Public Affairs for Taco Bell, a position that he held since joining Taco Bell in 1993.

         Gregg R. Dedrick is Chief People Officer for Tricon. He has served in this position since July 1997. Mr. Dedrick previously served as Senior Vice President, Human Resources, for Pizza Hut and KFC, a position he assumed in
1996. Mr. Dedrick joined Pepsi-Cola Company in 1981 and held various personnel-related positions with Pepsi-Cola from 1981 to 1994. In 1994, he became a Vice President, Human Resources for Pizza Hut, and in 1995 he became Senior Vice President of Human Resources for KFC.

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

         Peter A. Bassi is President of Tricon Restaurants International. He has served in this position since July 1997. Mr. Bassi served as Executive Vice President, Asia, of PepsiCo Restaurants International from February 1996 to July 1997. From 1995 to 1996 he served as Senior Vice President and Chief Financial Officer at PepsiCo Restaurants International. He served as Senior Vice President, Finance and Chief Financial Officer at Taco Bell from 1987 to 1994. He joined Pepsi-Cola Company in 1972 and served in various management positions at Frito-Lay, Pizza Hut and PepsiCo Food Service International.

     Charles E. Rawley, III is President and Chief Operating Officer of KFC. Mr. Rawley assumed his position of Chief Operating Officer in 1995 and President in 1998. Mr. Rawley joined KFC in 1985 as a Director of Operations. He served as Vice President of Operations for the Southwest, West, Northeast, and Mid-Atlantic Divisions from 1988 to 1994, when he became Senior Vice President, Concept Development for KFC.

     Michael S. Rawlings is President and Chief Concept Officer of Pizza Hut. He has served in this position since July 1997. From 1991 to 1996, Mr. Rawlings served as Chairman, President and Chief Executive Officer of DDB Needham Worldwide Dallas Group, a position he held following the merger of Tracy-Locke, Inc. into DDB Needham. Previously, Mr. Rawlings was General Manager and Chief Operating Officer of Tracy-Locke, Inc., a position he assumed in 1989.

         Peter C. Waller is President and Chief Concept Officer of Taco Bell. He has served in this position since July 1997. Mr. Waller served as Senior Vice President of Marketing of Taco Bell from December 1995 to June 1997. He previously held the position of Senior Vice President of Marketing for KFC from August 1994 to December 1995. He joined PepsiCo in 1990 as Managing Director for Western Europe, and subsequently spent two years as Regional Marketing Director for KFC for the South Pacific and South Africa.

         Peter R. Hearl is Executive Vice President of Tricon Restaurants International. He has served in this position since December 1998. Prior to that, he was Region Vice President for Tricon Restaurants International in Asia Pacific, a position he assumed in October 1997. From March 1996 to September 1997, Mr. Hearl was Regional Vice President for Tricon Restaurants International with responsibility for Australia, New Zealand and South Africa. Prior to that, he was Regional Vice President for KFC with responsibility for the United Kingdom, Ireland and South Africa, a position he assumed in January 1995. From September 1993 to December 1994, Mr. Hearl was Regional Vice President for KFC Europe.

     Terry D. Davenport is Chief Concept Officer and Chief Marketing Officer of KFC. He has served in this position since October 1998. From September 1997 to October 1998 he was Chief Marketing Officer of KFC. From February 1997 to September 1997 he was Chief Marketing Officer for Einstein Bagels in Golden, Colorado. From September 1994 to February 1997 he was Sr. Vice President for Arby's in Ft. Lauderdale, Florida. From June 1991 to September 1994 he was Vice President, Marketing for Taco Bell in Irvine, California.

         Aylwin B. Lewis is Chief Operating Officer of Pizza Hut. He has served in this position since July 1997. Mr. Lewis previously served as Senior Vice President, Operations for Pizza Hut, a position he assumed in 1996. He served in various positions at KFC, including Senior Director of Franchising and Vice President of restaurant Support Services, becoming Division Vice President, Operations for KFC in 1993, and Senior Vice President, New Concepts for KFC in 1995. Mr. Lewis joined KFC in 1991 as a Regional General Manager.

     Thomas E. Davin is Chief Operating Officer of Taco Bell. He has served in this position since July 1997. Mr. Davin previously served as Vice President, Operations Services for Taco Bell, a position he assumed in 1996. He served as Zone Vice President for Taco Bell from 1993 to 1996. Mr. Davin joined PepsiCo in 1991 as Director, Mergers and Acquisitions.

     Executive officers are elected by and serve at the discretion of the Board of Directors.

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters.

     The Company's Common Stock trades under the symbol YUM and is listed on the New York Stock Exchange. The following sets forth the high and low composite closing sale prices by quarter of the Company's Common Stock from the Spin-off date through December 26, 1998.

                                            Sales Price
                                            -----------
                                   High                       Low
                                   ----                       ---
      1998
      4th Quarter                $49 1/2                    $33 1/4
      3rd Quarter                 40 3/4                     29 15/16
      2nd Quarter                 33 1/8                     29 9/16
      1st  Quarter                30 5/8                     25 15/16

      1997
      4th Quarter                $35 5/16                    28 5/16

     The approximate number of shareholders of record of the Company's common stock as of March 18, 1999 was 169,000.

     Under the terms of its bank credit facility, the Company is currently limited in its ability to pay dividends on common stock. As a result, the Company does not presently intend to pay dividends on its common stock, but instead to use a portion of earnings to pay down existing debt under the bank credit facility, and to reinvest remaining earnings back into the business.

Item 6.   Selected Financial Data.

Selected Financial Data
TRICON Global Restaurants, Inc. and Subsidiaries
(in millions,  except per share and unit amounts)

                                                                                 Fiscal Year Ended
---------------------------------------------------------------------------------------------------------------------------

                                                             1998          1997         1996         1995        1994(1)
--------------------------------------------------------------------------------------------------------------------------
Summary of Operations
System sales (excluding Non-core Businesses, rounded)
  U.S.                                                   $   14,000         13,500       13,400       13,200       12,600
  International                                               6,600          7,000        6,900        6,500        5,600
                                                         -----------------------------------------------------------------
  Total                                                  $   20,600         20,500       20,300       19,700       18,200
                                                         -----------------------------------------------------------------
Revenues
  Company sales                                          $    7,852          9,112        9,738        9,813        9,170
  Franchise and license fees                                    616            573          494          437          395
                                                         -----------------------------------------------------------------
  Total                                                  $    8,468          9,685       10,232       10,250        9,565
                                                         -----------------------------------------------------------------

Facility actions net gain (loss)(2)                      $      275           (247)          37         (402)         (10)
Unusual charges(3)                                       $       15            184          246            -            -
                                                         -----------------------------------------------------------------

Operating profit                                         $    1,028            241          372          252          582
Interest expense, net                                           272            276          300          355          341
                                                         -----------------------------------------------------------------
Income (loss) before income taxes(2)                            756            (35)          72         (103)         241
Net income (loss)(1)(2)(3)                               $      445           (111)         (53)        (132)         118
Basic earnings per common share(4)                       $     2.92            N/A          N/A          N/A          N/A
Diluted earnings per common share(4)                     $     2.84            N/A          N/A          N/A          N/A
--------------------------------------------------------------------------------------------------------------------------
Cash Flow Data
Provided by operating activities                         $      674            810          713          813          894
Capital spending                                         $      460            541          620          701        1,038
Refranchising of restaurants                             $      784            770          355          165            -
--------------------------------------------------------------------------------------------------------------------------
Balance Sheet
Total assets                                             $    4,531          5,114        6,520        6,908        7,387
Operating working capital deficit                        $     (960)        (1,073)        (915)        (925)      (1,007)
Long-term debt                                           $    3,436          4,551          231          260          267
Total debt                                               $    3,532          4,675          290          404          395
Investments by and advances from PepsiCo                 $        -              -        4,266        4,604        4,962
--------------------------------------------------------------------------------------------------------------------------
Other Data
Number of stores at year-end
  Franchised and licensed                                    20,246         18,505       16,213       14,428       13,003
  Company, including joint ventures                           9,517         11,207       12,883       13,466       13,209
  System                                                     29,763         29,712       29,096       27,894       26,212
U.S. Company same store sales growth
  KFC                                                           3%              2%           6%           7%           2%
  Pizza Hut                                                     6%            (1)%         (4)%           4%         (6)%
  Taco Bell                                                     3%              2%         (2)%         (4)%           2%
Shares outstanding at year-end (in millions)                    153            152          N/A          N/A          N/A
Market price per share at year-end                       $    47 5/8         28 5/16        N/A          N/A          N/A
--------------------------------------------------------------------------------------------------------------------------
N/A - Not Applicable.

TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") became an independent, publicly owned company on October 6, 1997 through the spin-off of the restaurant operations of its former parent, PepsiCo, Inc., to its shareholders. The historical consolidated financial data for 1997 and the prior years above were prepared as if we had been an independent, publicly owned company for all periods presented. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

(1) Fiscal year 1994 consisted of 53 weeks. The fifty-third week increased 1994 revenues by $172 million and earnings by approximately $23 million ($14 million after-tax).
(2) Includes $54 million ($33 million after-tax) of favorable adjustments to our 1997 fourth quarter charge in 1998, $410 million ($300 million after-tax) related to our fourth quarter charge in 1997 and $457 million ($324 million after-tax) related to the early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment Of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.
(3) Includes $11 million ($7 million after-tax) of favorable adjustments to our 1997 fourth quarter charge in 1998, $120 million ($125 million after-tax) related to 1997 fourth quarter charges and an additional $54 million ($34 million after-tax) related to the 1997 disposal of the Non-core Businesses. 1996 includes $246 million ($189 million after-tax) write-down of our Non-core Businesses. See Note 4 to the Consolidated Financial Statements.
(4) EPS data is omitted for 1997 and the prior years as our capital structure as an independent, publicly owned company did not exist.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Introduction

     TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON," the "Company," "we" or "our") became an independent, publicly owned company on October 6, 1997 (the "Spin-off Date") via a tax free distribution of our Common Stock (the "Distribution" or "Spin-off") to the shareholders of our former parent, PepsiCo, Inc. ("PepsiCo"). See Notes 1, 2, 9 and 19 to the Consolidated Financial Statements. TRICON is comprised of the worldwide operations of KFC, Pizza Hut and Taco Bell (the "Core Business(es)"). The Spin-off marked our beginning as a company focused solely on the restaurant business and our three well-recognized brands, which together have more retail units worldwide than any other single quick service restaurant ("QSR") company. Separately, each brand ranks in the top ten among QSR chains in U.S. system sales and units. Our 9,000 plus international units make us the second largest QSR company outside the United States.

     This Management's Discussion and Analysis ("MD&A") is structured in five major sections. The first section provides an overview and focuses on items that either significantly impact historical comparability or are anticipated to significantly impact our future operating results. The second analyzes our consolidated, U.S. and International results of operations. The next two sections address our consolidated cash flows and financial condition. Finally, there is a discussion of certain market risks and our cautionary statements.

     For purposes of this MD&A, we include the worldwide operations of our Core Businesses and, through their respective dates of disposal in 1997, our U.S. non-core businesses. These non-core businesses consist of California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo's Sandwich Shops, East Side Mario's and Hot `n Now (collectively the "Non-core Businesses"). Where significant to the discussion, we separately identify the impact of the Non-core Businesses.

     In our discussion volume is the estimated dollar effect of the year-over-year change in customer transaction counts. Effective net pricing includes price increases/decreases and the effect of changes in product mix. Portfolio effect represents the impact on operating results related to our refranchising initiative and closure of underperforming stores. System sales represents our Core Businesses' combined sales of the Company, joint venture, franchised and licensed units. Where actual sales data is not reported, our franchised and licensed unit sales are estimated. NM in any table indicates that the percentage is not considered meaningful. B(W) in any table means % better(worse). In addition, throughout our discussion, we use the terms restaurants, units and stores interchangeably.

     This MD&A should be read in conjunction with our Consolidated Financial Statements on pages 49-82 and the Cautionary Statements on page 47. Tabular amounts are displayed in millions except per share and unit count amounts, or as specifically identified.

     International Operations
     ------------------------

     In 1998, our international business accounted for 32% of system sales, 24% of total revenues and 21% of operating profit before unallocated and corporate expenses, foreign exchange gains, facility actions and unusual charges. We anticipate that, despite the inherent risks and generally higher general and administrative expenses of operations, we will continue to invest in key international markets with substantial growth potential.

     During 1998, recognizing that two-thirds of our international profits were coming from seven countries, we decided to substantially reduce our number of primary equity markets from 27 to our ultimate goal of about ten markets. By the end of 1999, we expect to have only about 16 primary equity markets outside the U.S.

     Given the significance of our international operations, it is important to consider that movements in currency exchange rates not only result in a related translation impact on our earnings, but also can result in significant economic impacts that affect operating results. Changes in exchange rates are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors which may change consumer behavior and may impact our operating results. In addition, material changes may cause us to adjust our financing, investing and operating strategies; for example, promotions and product strategies, pricing and decisions concerning capital spending, sourcing of raw materials and packaging (see discussion on Asia below). The following paragraphs describe the effect of currency exchange rate movements on our reported results.

     As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We identify material effects on comparability of sales and operating profit arising from translation of operating results in the MD&A. By definition, these translation effects exclude the impact of businesses in highly inflationary countries, where the accounting functional currency is the U.S. dollar.

     Changes in currency exchange rates can also result in reported foreign exchange gains and losses, which are included as a component of our general, administrative and other expenses. We reported a net foreign exchange gain of $6 million in 1998, compared to losses of $16 million in 1997 and $5 million in 1996. These reported amounts include transaction and translation gains and losses. Transaction gains and losses arise from monetary assets such as receivables and short-term interest-bearing investments as well as payables
(including debt) denominated in currencies other than a business unit's functional currency. Translation gains and losses arise from remeasurement of the monetary assets and liabilities of our businesses in highly inflationary countries into U.S. dollars.

     Asian Economic Events
     ---------------------

     The overall economic turmoil and weakening of local currencies against the U.S. dollar which began in late 1997 throughout much of Asia presented a challenging retail environment during 1998. The difficult economic conditions adversely affected the U.S. dollar value of our foreign currency denominated sales and profits ("translation") and reduced consumer demand as seen in reduced transaction counts, both of which impacted our 1998 consolidated results of operations.

     Asian operations in such countries as China, Japan, Korea, Singapore, Taiwan and Thailand, among others, comprised approximately 34% of our international U.S. dollar translated system sales in 1998, versus 36% for 1997. Asian system sales declined $254 million or 10% in 1998. Excluding the impact of foreign currency translation, Asian system sales increased 8% in 1998. System sales increases in China and Taiwan were partially offset by declines in Japan, Korea and South Asia.

     Our Company revenues from Asia declined $18 million or 3% in 1998. Included in our revenues are franchise fees, which decreased $13 million, or 18%. Excluding the negative impact of foreign currency translation, our revenues from Asia increased approximately 16% in 1998. New unit development in China, Taiwan and Korea led the increase, partially offset by volume declines in Korea, China and Thailand.

     Our operating profits from Asia declined $27 million or 30% in 1998. Excluding the impact of foreign currency translation, operating profits decreased 7% in 1998. Lower margins in Korea and volume declines in both Korea and China were partially offset by new unit growth as well as increased store margins in China and Taiwan.

     The discussion above reflects a change in the methodology we have used in 1998 to calculate the foreign currency translation effect attributed to Asia's system sales, revenues and operating profits in previous MD&As. We believe this revised methodology, which is consistent with the method we have historically used for total international, is preferable because it results in analytical relationships that are more consistent with our local currency operating results in Asia. Under the revised method, the decline in operating profits attributed to the effect of foreign currency translation is $7 million less than previously disclosed.

     Selected highlights of our recent operating results in Asia are as follows:

                                                                                    % B(W)
                                                      1998          1997           vs. 1997
                                                   ----------    ----------    ---------------
System Sales                                       $   2,271     $  2,525           (10)
% of International System Sales                           34           36

Revenues                                           $     496     $    514            (3)
% of International Revenues                               24           22

Operating Profit(a)                                $      65     $     92           (30)
% of Total International Operating Profit(a)              34           54

(a) Excludes facility actions net gain (loss), unusual charges and foreign exchange gains (losses).

     In 1999, we will continue to work with our suppliers to reduce food costs and focus on increasing our everyday value offerings, and we expect to continue to cautiously seek out investment opportunities in Asia, drawing on lessons learned there, and from our experience in other countries which have faced similar problems in the past such as Mexico and Poland. The complexities of the international environment in which we operate make it difficult to accurately predict the ongoing effect of currency movements. Actual effects will be reported in our financial statements as they become known. However, we currently expect our sales and operating profits in Asia will improve in 1999 aided by the reduction of certain regional support costs and more stable sales trends.

     Year 2000
     ---------

     We have established an enterprise-wide plan to prepare our information technology systems (IT) and non-information technology systems with embedded technology applications (ET) for the Year 2000 issue, to reasonably assure that our critical business partners are prepared and to plan for business continuity as we enter the coming millennium.

     Our plan encompasses the use of both internal and external resources to identify, correct and test systems for Year 2000 readiness. External resources include nationally recognized consulting firms and other contract resources to supplement available internal resources.

     The phases of our plan - awareness, assessment, remediation, testing and implementation - are currently expected to cost $62 to $65 million from 1997 through completion in 2000. The new estimate is higher than our original estimate of $40 to $45 million. Our original estimate did not include approximately $7 million in costs related to the accelerated implementation of replacement systems. Additionally, we have increased our estimates for the approximate costs of remediating subsequently identified applications and the greater than anticipated complexity of certain remediation and contingency planning activities. Our plan contemplates our own IT/ET as well as assessment and contingency planning relative to Year 2000 business risks inherent in our material third party relationships. The total cost represents less than 20% of our total estimated information technology related expenses over the plan period. We have incurred approximately $35 million from inception of planned actions through December 26, 1998 of which $31 million was incurred during 1998. We expect to incur approximately $25 million in 1999 with some additional problem resolution spending in 2000. All costs related to our Year 2000 plan are expected to be funded through cash flow from operations.

     a.  IT/ET State of Readiness

     We have now completed our inventory process of hardware (including desktops), software (third party and internally developed) and embedded technology applications. Completion of the inventory process significantly increased the previously reported tabulations of applications, as defined below, as more complete counts, primarily regarding desktop, hardware and ET were obtained. We have also implemented monitoring procedures designed to insure that new IT/ET investment is Year 2000 compliant.

     Based on this inventory, we identified the critical IT/ET applications and are in the process of determining the Year 2000 compliance status of the IT/ET through third party vendor inquiry or internal processes. We expect to be substantially complete with the conversion (which includes replacement and remediation) and unit testing of the majority of critical U.S. systems in the second quarter of 1999. Although our original timeline has been extended for approximately ten critical applications, we now expect to be able to convert, consolidate, or replace all such applications by late summer. This timetable reflects certain delays attributable to identified incremental complexities of the remediation processes as well as slippage in the execution of our remediation plan. Further delays on these efforts or additional slippage could be detrimental to our overall state of readiness. Our international IT/ET efforts, as expected, have continued to lag behind our U.S. efforts. However, we believe our business risk is minimized by the predominant use of unmodified third party IT in our international business for which Year 2000 compliant versions already exist. Current plans call for timely conversion of critical international systems to these compliant versions. We will continue to closely monitor international progress. We expect to continue integration testing on remediated, replaced and consolidated U.S. and international systems throughout 1999.

     The following table identifies by category and status the major identified IT/ET applications at December 26, 1998:

                                                                    Remediation/
     Category                                     Compliant          In-Process        Not Compliant
     --------------------------------------     --------------    -----------------    ---------------

     Third Party Developed Software                   587              1,044                  421
     Internally Developed Software                    118                472                  113
     Desktop                                          553              2,020                  536
     Hardware                                         608              1,785                  342
     ET                                               420              1,168                   42
     Other                                             69                212                    5
                                                --------------    -----------------    ---------------
                                                    2,355              6,701                1,459
                                                ==============    =================    ===============

Note:
     We based the tabulations on the total inventory of identified "applications" that was completed at the end of 1998. We have defined the term applications (as used in this Year 2000 discussion) to describe separately identifiable groups of programs, hardware or ET which can be both logically segregated by business purpose and separately unit tested as to performance of a single business function. We will either replace or retire "Not Compliant" applications before Year 2000. Applications have been prioritized and are being remediated based on expected impact of non-remediation. Of the remaining 472 "In-Process" applications in the Internally Developed category, which by definition require internal remediation, less than half have been identified as critical.

     b.  Material Third Party Relationships

     We believe that our critical third party relationships can be subdivided generally into suppliers, banks, franchisees and other service providers (primarily data exchange partners). We completed an inventory of U.S. and international restaurant suppliers and have mailed letters requesting information regarding their Year 2000 status. We are in the process of collecting the responses from the suppliers and assessing their Year 2000 risks. Of approximately 550 suppliers considered critical, approximately 10% are high risk based on their responses and approximately 42% have not yet responded to inquiries to date. We expect to continue follow-up, but by mid-1999 we expect to source through alternate compliant vendors where possible. We will develop contingency plans in the first half of 1999 for U.S. and international suppliers that we believe have substantial Year 2000 operational risks.

     We have sent letters to or obtained other information regarding compliance information from our primary lending and cash management banks ("Relationship Banks"). We will develop contingency plans by early 1999 for all banks that have not submitted written representation of Year 2000 readiness. We have limited the following table to Relationship Banks as we are currently preparing an inventory of U.S. depository banks and have just completed the inventory of international banks responsible for processing restaurant deposits and disbursements. We are following the process used for Relationship Banks to evaluate the Year 2000 risks for the U.S. depository and international banks.

     We have approximately 1,200 U.S. and 950 international franchisees. We have sent information to all U.S. and international franchisees regarding the business risks associated with Year 2000. In addition, we provided sample IT/ET project plans and a report of the compliance status in Company-owned restaurants to the U.S. franchisees. In the early part of 1999, we plan to mail letters to all U.S. and international franchisees requesting information regarding their Year 2000 status. In the U.S., we intend to accumulate survey data and an inventory of point-of-sale hardware and software in use by our franchisees. We then intend to contact POS vendors to assist the franchise community in determining Year 2000 compliance. Outside the U.S., our regional franchise offices will be conducting the franchise survey.

     We have identified third party companies that provide critical data exchange services and mailed letters to these companies requesting Year 2000 status. We will develop contingency plans for companies that we believe have significant Year 2000 operational risks. Additionally, we are in the process of identifying all other third party companies that provide business critical services. We are planning to follow the same process used for the data exchange service providers.

     The following table indicates by type of third party risk the status of the readiness process:

                             Responses Received     Responses Not Yet Received
                             -------------------    ---------------------------

     Suppliers                       314                        231
     Relationship Banks               43                         34
     Service Providers                44                         45
                             -------------------    ---------------------------
                                     401                        310
                             ===================    ===========================

     Note: As we have not yet requested information from our individual franchisees regarding Year 2000 compliance status, this table contains no information regarding our franchisees. In addition, we have only included Relationship Banks due to incomplete data regarding depository and payroll banks.

     The forward-looking nature and lack of historical precedent for Year 2000 issues present a difficult disclosure challenge. Only one thing is certain about the impact of Year 2000 - it is difficult to predict with certainty what truly will happen after December 31, 1999. We have based our Year 2000 costs and timetables on our best current estimates, which we derived using numerous assumptions of future events including the continued availability of certain resources and other factors. However, we cannot guarantee that these estimates will be achieved and actual results could differ materially from our plans. Given our best efforts and execution of remediation, replacement and testing, it is still possible that there will be disruptions and unexpected business problems during the early months of 2000. We anticipate making diligent, reasonable efforts to assess Year 2000 readiness of our critical business partners and will ultimately develop contingency plans for business critical systems prior to the end of 1999. However, we are heavily dependent on the continued normal operations of not only our key suppliers of chicken, cheese, beef, tortillas and other raw materials and our major food and supplies distributor, but also on other entities such as lending, depository and disbursement banks and third party administrators of our benefit plans. Despite our diligent preparation, unanticipated third party failures, general public infrastructure failures, or our failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial condition or cash flows in 1999 and beyond. Inability of our franchisees to remit franchise fees on a timely basis or lack of publicly available hard currency or credit card processing capability supporting our retail sales stream could also have material adverse impact on our results of operations, financial condition or cash flows.

     1997 Fourth Quarter Charge
     --------------------------

     In the fourth quarter of 1997, we recorded a $530 million unusual charge ($425 million after-tax). The charge included estimates for (1) costs of closing underperforming stores during 1998, primarily at Pizza Hut and internationally;
(2) reduction to fair market value, less costs to sell, of the carrying amounts of certain restaurants we intended to refranchise in 1998; (3) impairment of certain restaurants intended to be used in the business; (4) impairment of certain joint venture investments to be retained; and (5) costs of related personnel reductions. Of the $530 million charge, approximately $401 million related to asset writedowns and approximately $129 million related to liabilities, primarily occupancy-related costs and, to a much lesser extent, severance. The liabilities were expected to be settled from cash flows provided by operations. Through December 26, 1998, the amounts utilized apply only to the actions covered by the charge.

     The charge included provisions related to 1,392 units expected to be refranchised or closed. Our prior disclosure of 1,407 has been revised to eliminate a duplication in the unit count only of 15 units to be refranchised. Following is a reconciliation of the 1,392 units included in the charge to the remaining units at December 26, 1998:

                                                                Total Units
                                    Units Expected to be        Included in
                                   Closed      Refranchised     the Charge
                                 ----------    ------------    -----------
Units at December 27, 1997           740           652           1,392
Units disposed of                   (426)         (320)           (746)
Units retained                       (88)          (20)           (108)
Change in method of disposal        (109)          109               -
Other                                  6           (13)             (7)
                                 ----------    ------------    -----------
Units at December 26, 1998           123           408             531
                                 ==========    ============    ===========

     Although we originally expected to refranchise or close all 1,392 units by year-end 1998, the disposal of 531 units was delayed. This was primarily due to longer than expected periods to locate qualified buyers, particularly for international units, extended negotiations with some lessors and execution delays in consolidating the operations of certain units to be closed with other units that will continue to operate. We expect to dispose of the remaining units during 1999.

     As we indicated in our third quarter 1998 Form 10-Q, we re-evaluated during the fourth quarter of 1998 our prior estimates of the fair market values of units to be refranchised or closed and re-evaluated whether to sell or close certain other units originally expected to be disposed of. We made these re-evaluations based primarily on the improved performance of Pizza Hut in the U.S. Largely as a result of decisions to retain certain stores originally expected to be disposed of, better-than-expected proceeds from refranchisings and favorable lease settlements on certain closed store leases, we have reversed $65 million of the charge ($40 million after-tax) in 1998. These reversals have increased 1998 facility actions net gain by $54 million ($33 million after-tax) and decreased 1998 unusual charges by $11 million ($7 million after-tax).

     Of the $530 million charge, approximately $140 million represented impairment charges for certain restaurants intended to be used in the business and for certain joint venture investments to be retained, which were recorded as reductions of the carrying value of those assets. Below is a summary of the other activity related to the 1997 fourth quarter charge through December 26, 1998:


                              Asset Valuation
                                 Allowances         Liabilities          Total
                              ----------------    --------------   -------------
December 27, 1997             $      261          $      129       $      390
Utilizations                        (131)                (54)            (185)
(Income) expense impacts:
  Completed transactions             (27)                 (7)             (34)
  Decision changes                   (22)                (17)             (39)
  Estimate changes                    15                  (7)               8
Other                                  1                   -                1
                              ----------------    --------------   -------------
December 26, 1998             $       97          $       44       $      141
                              ================    ==============   =============

     We believe that the remaining amounts are adequate to complete our current plan of disposal. However, actual results could differ from our estimates.

     We believe our worldwide business, upon completion of the actions covered by the charge, will be significantly more focused and better-positioned to deliver consistent growth in operating profit before facility actions. We estimate that the favorable impact on 1998 operating profit before facility actions related to the 1997 fourth quarter charge was approximately $64 million ($42 million after-tax), including $33 million ($21 million after-tax) from the suspension of depreciation and amortization in 1998 for the stores included in the charge.

     As anticipated in our 1997 Annual Report on Form 10-K, the 1998 benefits of our 1997 fourth quarter charge of $64 million were largely offset by incremental spending related to our Year 2000 issues of $27 million and the decline in our Asian businesses of $27 million in 1998 compared to 1997.

     See Note 4 to the Consolidated Financial Statements for additional disclosures related to the components of the 1997 fourth quarter charge and to all facility actions.

     Euro Conversion
     ---------------

     On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union ("EMU") adopted the Euro as a common legal currency and fixed conversion rates were established. From that date through June 30, 2002, participating countries will maintain both legacy currencies and the Euro as legal tender. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued and a transition period of up to six months will begin in which legacy currencies will be removed from circulation.

     We have Company-owned and franchised businesses in the adopting member countries, which are preparing for the conversion. Expenditures associated with conversion efforts to date have been insignificant. We currently estimate that our spending over the ensuing three-year transition period will be approximately $16 million, related to the conversion in the EMU member countries in which we operate stores. These expenditures primarily relate to capital expenditures for new point-of-sale and back-of-house hardware and software. We expect that adoption of the Euro by the U.K. would significantly increase this estimate due to the size of our businesses there relative to our aggregate businesses in the adopting member countries in which we operate.

     The speed of ultimate consumer acceptance of and our competitor's responses to the Euro are currently unknown and may impact our existing plans. However, we know that, from a competitive perspective, we will be required to assess the impacts of product price transparency, potentially revise product bundling strategies and create Euro-friendly price points prior to 2002. We do not believe that these activities will have sustained adverse impacts on our businesses. Although the Euro does offer certain benefits to our treasury and procurement activities, these are not currently anticipated to be significant.

     We currently anticipate that our suppliers and distributors will continue to invoice us in legacy currencies until late 2001. We expect to begin dual pricing in our restaurants in 2001. We expect to compensate employees in Euros beginning in 2002. We believe that the most critical activity regarding the conversion for our businesses is the completion of the rollout of Euro-ready point-of-sale equipment and software by the end of 2001. Our current plans should enable us to be Euro-compliant prior to the requirements for these activities. Any delays in our ability to complete our plans, or in the ability of our key suppliers to be Euro-compliant, could have a material adverse impact on our results of operations, financial conditions or cash flows.

     Other Factors Affecting Comparability

     Unusual Charges
     ---------------

     In 1998, we had unusual charges of $15 million ($3 million after-tax) versus unusual charges in 1997 of $184 million ($165 million after-tax).

     Unusual charges in 1998 included the following: (1) an increase in the estimated costs of settlement of certain wage and hour litigation and associated defense and other costs incurred; (2) severance and other exit costs related to strategic decisions to streamline the infrastructure of our international businesses; (3) favorable adjustments to our 1997 fourth quarter charge related to anticipated actions that were not taken, primarily severance; (4) writedown to estimated fair market value less costs to sell of our minority interest in a privately held non-core business, previously carried at cost, now held for sale; and (5) reversals of certain valuation allowances and lease liabilities relating to better-than-expected proceeds from the sale of properties and settlement of lease liabilities associated with properties retained upon the sale of a Non-core Business.

     Unusual charges in 1997 included the following: (1) $120 million ($125 million after-tax) of unusual asset impairment and severance charges included in our 1997 fourth quarter charge described above; (2) charges to further reduce the carrying amounts of Non-core Businesses held for disposal to estimated market value, less costs to sell; and (3) charges relating to the estimated costs of settlement of certain wage and hour litigation and the associated defense and other costs incurred.

     Accounting Changes
     ------------------

     In 1999, our financial results will be impacted by a number of accounting changes. These changes, which we believe are material in the aggregate, fall into three categories:

     o    required changes in Generally Accepted Accounting Principles ("GAAP"),
     o discretionary methodology changes implemented to more accurately measure certain liabilities and
     o    policy changes driven by our financial standardization project.

     Following is a discussion of those changes which have affected or will affect comparability.

     a.  Required Changes in GAAP

     In 1999, we will adopt Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement will require us to capitalize approximately $12 million of costs of internal software development and of third party software purchases that we would have expensed previously. Amortization or depreciation of amounts capitalized will be dependent on the useful lives of the underlying software assets.

     We adopted Emerging Issues Task Force Issue No. 97-11 ("EITF 97-11"), "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" upon its issuance in March 1998. EITF 97-11 limits the capitalization of internal real estate acquisition costs to those site-specific costs incurred from the point in time that the real estate acquisition is probable. We consider acquisition of the property probable upon final site approval. EITF 97-11 resulted in approximately $6 million ($3 million after-tax) of additional expense in the last three quarters of 1998. Amounts of internal real estate acquisition costs capitalized in 1999 will also be further reduced from their 1998 levels by a discretionary policy change we have adopted to limit the types of costs eligible for capitalization to those direct costs described as capitalizable in SOP 98-1. The combined incremental impact on 1999 results of operations for the application of EITF 97-11 and the policy change is expected to be approximately $4 million ($3 million after-tax), almost 50% of which will impact the first quarter.

     b.  Discretionary Methodology Changes

     In 1999, we will refine and enhance our existing actuarial methodology for estimating the self-insured portion of our casualty losses. Our current practice is to increase our independent actuary's ultimate loss projections, which have a 51% confidence level, by a consistent percentage to improve the confidence level of our loss estimates. Confidence level means the likelihood that our actual losses will be equal to or below those estimates. Based on our independent actuary's opinion, our current practice produces a very conservative confidence factor at a higher level than our target of 75%. Our actuary believes our 1999 change will produce estimates at our 75% target confidence level for each self-insured year. We estimate this change in methodology will increase our 1999 results of operations by $5 million ($3 million after-tax). The majority of this increase will occur in our first 1999 actuarial evaluation which we currently expect to recognize in the first quarter.

     Accounting for pensions requires us to develop an assumed interest rate on securities with which the pension liabilities could be effectively settled. In estimating this discount rate, we look at rates of return on high-quality corporate fixed income securities currently available and expected to be available during the period to the maturity of the pension benefits. As it is impractical to find an investment portfolio which exactly matches the estimated payment stream of the pension benefits, we often have projected short-term cash surpluses. Effective for 1999, we changed our method of determining the pension discount rate to better reflect the assumed investment strategies we would most likely use to invest any short-term cash surpluses.

Previously, we assumed that all short-term cash surpluses would be invested in U.S. government securities. Our new methodology assumes that our investment strategies would be equally divided between U.S. government securities and high-quality corporate fixed income securities. The change in methodology is estimated to favorably impact 1999 results of operations by approximately $6 million ($4 million after-tax).

     c.  Business Standardization Changes

     In 1999, we will begin the standardization of our U.S. people policies, which will require changes by certain of our businesses. Most of these changes are not expected to have a significant financial impact. As part of this process, our vacation policies will be conformed to a fiscal-year-based, earn-as-you-go, use-or-lose policy from policies under which employees' vested vacations were attributable to services rendered in prior years. Over the two-year implementation period for this vacation policy change, the reduction of our accrued vacation liabilities could be as much as $20 million. The total reduction and the portion attributable to 1999 are not determinable at this time, as final decisions regarding specific transition rules including possible vacation buyouts for some of the affected employee groups have not yet been made.

     In addition, in 1999, we will focus on standardizing all systems and accounting practices for our U.S. businesses. We currently estimate the results of standardizing our accounting practices will not have a significant impact on our results of operations.

     Store Portfolio Perspectives
     ----------------------------

     Beginning in 1995, we have been working to reduce our share of total system units by selling our restaurants to existing and new franchisees where their expertise can be leveraged to improve our concepts' overall operational performance, while retaining our ownership of key markets. In addition, we also began an aggressive program to close our underperforming stores. Our portfolio-balancing activity has reduced, and will continue to reduce, our reported revenues and increase the importance of system sales as a key performance measure. Refranchising at appropriate prices frees up invested capital while continuing to generate franchise fees, thereby improving returns. The impact of refranchising gains is expected to decrease over time as we approach a Company/franchise balance more consistent with our major competitors. The following table summarizes our refranchising activities over the last four years:

                                                Total            1998            1997             1996           1995
                                             ------------    -------------   --------------    ------------   ------------
    Number of units refranchised                 3,730           1,389           1,418                659            264
    Refranchising proceeds, pre-tax          $   2,074       $     784       $     770         $      355     $      165
    Refranchising net gain, pre-tax          $     623       $     279(a)    $     112(b)      $      139     $       93

     (a) Includes unfavorable adjustments to our 1997 fourth quarter charge of $2 million. Excluding the adjustments, refranchising net gain was $281 million.
     (b) Includes a 1997 fourth quarter charge of $136 million. Excluding the charge, the 1997 refranchising net gain was $248 million.

     The following table summarizes our store closure activities over the last four years:

                                                Total            1998            1997             1996           1995
                                             ------------    -------------   --------------    ------------   ------------
    Number of units closed                       1,941             661             661                352            267
    Store closure expense                    $     299       $     (27)(a)   $     248(b)      $       40     $       38

     (a) Includes favorable adjustments to our 1997 fourth quarter charge of $56 million. Excluding the adjustments, 1998 store closure costs were $29 million.
     (b) Includes a 1997 fourth quarter charge of $213 million. Excluding the charge, 1997 store closure costs were $35 million.

     Our  ownership  percentage  (including  joint  venture  units)  of our Core
Businesses' total system units decreased by almost 6 percentage points from year-end 1997 and by 12 percentage points from year-end 1996 to 32% at December 26, 1998. This reduction was a result of our portfolio initiatives and the relative number of new points of distribution added and units closed by our franchisees and licensees and by us.

     Additional Factors Expected to Impact 1999 Comparisons with 1998
     ----------------------------------------------------------------

     Our facility actions net gain was $221 million ($129 million after-tax) in 1998 excluding favorable adjustments to our 1997 fourth quarter charge. Facility actions net loss (gain) includes refranchising gains or losses, costs of closing underperforming stores and impairment charges for restaurants we intend to continue to use in the business or to close in a future quarter. Facility actions net gain in 1999 is expected to be half the level of the net gain recognized in 1998. However, if market conditions are favorable, we expect to sell more than the 800-900 units we have currently forecasted which would impact the amount of our net gain for 1999.

     We are phasing in certain structural changes to our Executive Income Deferral Program ("EID") during 1999 and 2000 which are further discussed in
Note 14 to the Consolidated Financial Statements. One such 1999 change requires all subsequent payouts under the EID to be made only in our Common Stock rather than cash or Common Stock at our option. This restriction applies only if the participant's original deferrals were invested in discounted phantom shares of our Common Stock. Previously, for accounting purposes, we were required to assume the payment was made in cash. In 1999, we will no longer expense the appreciation, if any, attributable to the investments in these phantom shares. If this change had been in effect from the beginning of 1998, general and administrative expenses would have been approximately $10 million ($6 million after-tax) lower than reported. The 1999 impact of the change is dependent on movements in the market price of our Common Stock and the effect of forfeitures, if any, and cannot currently be estimated.

     In 1999, we expect to incur approximately $5 million ($3 million after-tax) of additional charges related to our unusual charge for our 1998 strategic decision to streamline our international businesses. In 1999, we also expect to incur approximately $3 million ($2 million after-tax) of expenses related to the start-up of a unified food service purchasing cooperative and costs associated with reducing the workforce in our internal purchasing function. In 1998, we incurred $2 million ($1 million after-tax) related to the start-up of the co-op.

     In 1998, we completed our relocation of our Wichita, Kansas operations to other facilities. The total cost we incurred in 1998 of $14 million ($9 million after-tax) included termination benefits, relocation costs, early retirement and other expenses related to this relocation. Due to contractual disputes with the proposed buyer, the expected fourth quarter 1998 sale of the facility at a gain to this buyer did not occur and is not considered imminent. We continue to expect to sell the facility at a price which should at least recover its carrying amount, but cannot estimate either the amount or timing of any potential gain at this time.

     Certain cost recovery agreements with Ameriserve and PepsiCo reduced our 1998 general, administrative and other ("G&A") costs by approximately $8 million ($5 million after-tax). These agreements were terminated during 1998.

     Results of Operations

     Our Spin-off in 1997, our 1997 fourth quarter charge, the impacts of the disposal of our Non-core Businesses and fluctuations in the number and amount of gains related to refranchised stores represent significant items which complicate year-over-year comparisons.

     Prior to October 7, 1997, our historical financial statements were impacted by our lack of history as an independent, publicly owned company. The amounts for certain items, specifically general and administrative expenses, interest expense and income taxes, included in our historical reported results for periods prior to the Spin-off, include allocations or computations which are not indicative of the amounts we would have incurred if we had been an independent, publicly owned company during all periods presented. See Note 2 to the Consolidated Financial Statements.

     Additionally, comparative information is impacted by the operations of and disposal charges related to our Non-core Businesses in 1997. These disposal charges included an estimated provision for all expected future liabilities associated with the disposal of our Non-core Businesses. We were required to retain these liabilities as part of the Spin-off. Our best estimates of all such liabilities have been included in the accompanying Consolidated Financial Statements. See Note 19 to the Consolidated Financial Statements. Actual amounts incurred may ultimately differ from these estimates. However, we believe the amounts, if any, in excess of our previously recorded liabilities are not likely to have a material adverse effect on our results of operations, financial condition or cash flow.

     Following is a summary of the results of the operations and disposal of our Non-core Businesses:

                                                      1997             1996
                                                   ------------     ------------
     Revenues                                      $    268         $    394
     % of total revenues                                3%               4%
     Non-core Businesses operating
      profit (loss), before disposal charges       $     13         $    (10)
     Unusual disposal charges                            54              246
     Net loss                                           (26)            (200)

     Worldwide Results of Operations

                                                            1998
                                                 ---------------------------
                                                                  % B(W)                                              % B(W)
                                                   Total         vs. 1997          1997         Adjusted(1)        vs. 1996(2)
                                                 -----------   -------------    -----------    ---------------    ---------------

SYSTEM SALES - CORE BUSINESSES ONLY              $   20,620           1         $   20,465                               1
                                                 ===========                    ===========

REVENUES
Company sales                                    $    7,852         (14)        $    9,112                              (6)
Franchise and license fees(3)                           616           7                573                              16
                                                 -----------                    -----------
  Total Revenues                                 $    8,468         (13)        $    9,685                              (5)
                                                 ===========                    ===========

COMPANY RESTAURANT MARGIN
U.S.                                             $      819           -         $      816                               4
International                                           239          (1)               242                               2
                                                 -----------                    -----------
    Total                                        $    1,058           -         $    1,058                               4
                                                 ===========                    ===========
    % of sales                                       13.5%       1.9 pts.           11.6%                            1.1 pts.

OPERATING PROFIT
Ongoing operating profit                         $      768          14         $      672           $ 672              16
Facility actions net gain (loss)                        275          NM               (247)            163              NM
Unusual charges                                         (15)         NM               (184)            (64)             NM
                                                 -----------                    -----------    ---------------
Operating profit                                      1,028          NM                241             771              NM

INTEREST & INCOME TAXES
Interest expense, net                                   272           1                276             276               8
Income tax provision                                    311          NM                 76             181              45
                                                 -----------                    -----------    ---------------
NET INCOME (LOSS)                                $      445          NM         $     (111)    $       314              NM
                                                 ===========                    ===========    ===============
Earnings per diluted share                       $     2.84
                                                 ===========
Pro forma loss per basic share(4)                                                 $   (0.73)
                                                                                  =========
Pro forma earnings per diluted share(5)                                                        $      2.01
                                                                                               ===============

     (1)  Excludes the effects of the 1997 fourth quarter charge.
     (2)  Computed based on adjusted amounts, if applicable.
     (3) Excluding the special 1997 KFC renewal fees, 1998 and 1997 increased 12% and 11% over prior year, respectively.
     (4) The shares used to compute pro forma loss per basic share for the 52 weeks ending December 27, 1997 assumes the 152 million shares of TRICON Common Stock issued on October 7, 1997 had been outstanding for the entire year.
     (5) The shares used to compute pro forma earnings per diluted share for 1997 are the same as those used in 1998, as our capital structure as an independent, publicly owned company did not exist until October 7, 1997.

Worldwide Restaurant Unit Activity

                                                             Joint
                                          Company           Venture       Franchised       Licensed         Total
                                      ----------------    ------------   --------------   -----------    -------------
 Balance at Dec. 28, 1996                  11,876            1,007            13,066          3,147         29,096
 New Builds & Acquisitions                    280              123               972            731          2,106
 Refranchising & Licensing                 (1,407)             (11)            1,410              8              -
 Closures                                    (632)             (29)             (351)          (478)        (1,490)
                                      ----------------    ------------   --------------   -----------    -------------
 Balance at Dec. 27, 1997                  10,117            1,090            15,097          3,408         29,712
 New Builds & Acquisitions                    266               94               909            550          1,819
 Refranchising & Licensing                 (1,380)              (9)            1,309             80              -
 Closures                                    (606)             (55)             (665)          (442)        (1,768)
                                      ----------------    ------------   --------------   -----------    -------------
 Balance at Dec. 26, 1998                   8,397(a)         1,120(a)         16,650          3,596         29,763
                                      ================    ============   ==============   ===========    =============

(a) Includes 166 Company and 4 Joint Venture units approved for closure but not yet closed at December 26, 1998, of which 123 were included in our 1997 fourth quarter charge.


     System sales increased $155 million or 1% in 1998. Excluding the negative impact of foreign currency translation, system sales increased by $871 million or 4%. The increase reflected the development of new units, primarily by franchisees and licensees and positive same store sales growth. U.S. development was primarily at Taco Bell and international development was primarily in Asia. This growth in system sales was partially offset by store closures.

     System sales increased $185 million or 1% in 1997. Excluding the negative impact of foreign currency translation, system sales increased $525 million or 3%. New unit growth by franchisees and licensees as well as new Company units, primarily in international markets, was partially offset by store closures.

     Revenues decreased $1.2 billion or 13% in 1998. Company sales decreased $1.3 billion or 14%. Included in 1997 revenues were the Non-core Businesses' revenues of $268 million. Excluding the negative impact of foreign currency translation and revenues from the Non-core Businesses, revenues decreased $755 million or 8% and Company sales decreased $821 million or 9%. The decrease in Company sales was primarily due to the portfolio effect partially offset by new unit development and effective net pricing. Franchise and license fees increased $43 million or 7% in 1998. Excluding the negative impact of foreign currency translation and the special 1997 KFC renewal fees of $24 million, franchise and license fees increased $89 million or 16%. The increase was primarily driven by units acquired from us and new unit development primarily in Asia and at Taco Bell in the U.S., partially offset by store closures by franchisees and licensees.

     Revenues decreased $547 million or 5% in 1997. Company sales decreased $626 million or 6% in 1997. The Non-core Businesses contributed $268 million and $394 million in 1997 and 1996, respectively. Excluding the negative impact of foreign currency translation, revenues decreased $465 million or 5% and Company sales decreased $555 million or 6%. The decrease in Company sales was primarily due to the portfolio effects partially offset by higher effective net pricing. Franchise and license fees increased $79 million or 16% in 1997. Excluding the negative impact of foreign currency translation and the special 1997 KFC renewal fees of $24 million, franchise and license fees increased $65 million or 13%. The increase was primarily driven by new unit development and units acquired from us, partially offset by store closures by franchisees and licensees.

Restaurant Margin - Worldwide

                                              1998        1997         1996
                                            ---------   ---------    --------

Company sales                                 100.0%     100.0%       100.0%
Food and paper                                 32.1       32.4         33.0
Payroll and employee benefits                  28.6       28.7         28.7
Occupancy and other operating expenses         25.8       27.3         27.8
                                            ---------   ---------    --------
Restaurant margin                              13.5%      11.6%        10.5%
                                            =========   =========    ========

     Our restaurant margin as a percent of sales increased almost 190 basis points for 1998. Portfolio effect contributed approximately 65 basis points and the suspension of depreciation and amortization relating to our 1997 fourth quarter charge contributed approximately 55 basis points to our improvement. Excluding the portfolio effect and the benefits of the fourth quarter charge, our restaurant margin increased approximately 70 basis points. The improvement was largely due to effective net pricing in excess of increased costs, primarily labor. Labor increases were driven by higher wage rates, primarily the September 1997 minimum wage increase, an increase in the management complement in our Taco Bell restaurants and lower favorable insurance-related adjustments in 1998. The decrease in occupancy and other operating expenses related primarily to higher spending in 1997 on improving store condition and quality initiatives at Taco Bell and Pizza Hut as well as an increase in higher favorable insurance-related adjustments in 1998. These favorable items were partially offset by increased store refurbishment expenses at KFC in 1998.

     Our restaurant margin as a percent of sales increased approximately 110 basis points for 1997. The increase in restaurant margin in 1997 was partially driven by effective net pricing in excess of increased costs, primarily labor. Portfolio effect contributed approximately 55 basis points and the Non-core Businesses contributed approximately 20 basis points of our improvement. In
1997, we also benefited from lower commodity costs primarily related to favorable cheese and chicken prices. This margin increase was partially offset by lower volumes.

General, Administrative and Other Expenses

                                                    % B(W) vs.              % B(W) vs.
                                        1998          1997        1997        1996
                                      ----------   -----------  ---------  ------------
G&A - Core                            $    930           -      $    927        (3)
G&A - Non-core                               -           NM           24        37

Equity income from investments in
  unconsolidated affiliates                (18)          NM           (8)        4
Foreign exchange (gains) losses             (6)          NM           16        NM
                                      ----------                ---------
                                      $    906          6       $    959        (3)
                                      ==========                =========

     Our core G&A increased $3 million in 1998. The increase reflected higher investment spending offset by the favorable impacts of stores sold or closed, decreased restaurant support center and field operating overhead and foreign currency translation. Our investment spending consisted primarily of costs related to spending on Year 2000 compliance and remediation efforts of $31 million in 1998 versus $4 million in 1997, along with the costs to relocate our processing center from Wichita to other existing restaurant support centers of $14 million. In addition, we experienced increased administrative expenses as an independent, publicly owned company and incurred additional expenses related to continuing efforts to improve and standardize administrative and accounting systems.

     Included in our 1997 and 1996 core G&A were PepsiCo allocations of $37 million and $53 million, respectively, reflecting a portion of PepsiCo's shared administrative expenses prior to the Spin-off. The allocated PepsiCo administrative expenses were based on PepsiCo's total corporate administrative expenses using a ratio of our revenues to PepsiCo's revenues. We believe this basis of allocation was reasonable based on the facts available at the date of such allocation.

     However, our ongoing G&A as an independent, publicly owned company in 1998 exceeded the annualized amount of the 1997 PepsiCo allocation by approximately $30 million. The 1998 increase was partially offset by the absence of non-recurring TRICON start-up costs of approximately $14 million which were incurred in 1997. The 1998 increased expenses were higher than the $20 million we estimated in our 1997 Annual Report on Form 10-K, primarily due to increased incentive and stock-based compensation. These increased compensation costs are due to better-than-expected operating results, as well as strong growth in the market value of our Common Stock for the second half of 1998, partially offset by delays in staffing positions at TRICON.

     Equity income from investments in our unconsolidated affiliates increased $10 million in 1998. This increase was due primarily to lower amortization relating to the impact of the joint venture investment impairment included in our 1997 fourth quarter charge and, to a lesser extent, the impact of new unit development primarily by our joint venture in the United Kingdom. Net foreign exchange gains were $6 million in 1998 compared to net foreign exchange losses of $16 million in 1997. This improvement was due primarily to non-recurring 1997 foreign exchange losses, predominantly in Thailand and the Netherlands, and to foreign exchange gains in 1998 primarily due to U.S. dollar denominated short-term investments in Canada.

     Our core G&A increased $30 million or 3% in 1997 reflecting increased investment spending, TRICON start-up costs, higher incentive compensation and increased litigation-related costs. Investment spending consisted primarily of costs related to improving and updating administrative systems, including initial spending of $4 million on Year 2000 compliance and remediation efforts, as well as investments in certain key international markets. These higher expenses were partially offset by the lapping of a reorganization charge for Pizza Hut in 1996, overall lower project spending and field overhead, particularly at Pizza Hut, and the favorable impacts of stores sold or closed.

Facility Actions Net (Gain) Loss

                                                        1998                              1997
                                            ------------------------------   -------------------------------
                                                            Excluding
                                                           1997 4th Qtr.                         Excluding
                                                             Charge                               4th Qtr.
                                              Total         Adjustments          Total             Charge           1996
                                            ---------    -----------------   -------------   ---------------   -------------
Refranchising gains, net                    $  (279)     $    (281)          $    (112)      $       (248)     $    (139)
Store closure costs                             (27)            29                 248                 35             40
Impairment charges                               31             31                 111                 50             62
                                            ---------    -----------------   -------------   ---------------   -------------
Facility actions net (gain) loss            $  (275)     $    (221)          $     247       $       (163)     $     (37)
                                            =========    =================   =============   ===============   =============

     Refranchising gains, which included initial franchise fees of $44 million, $41 million and $22 million in 1998, 1997 and 1996, respectively, as well as a $100 million tax-free gain from refranchising our restaurants in New Zealand through an initial public offering in 1997, resulted from the refranchising of 1,389 units in 1998, 1,418 units in 1997 and 659 units in 1996.

     Prior to April 23, 1998, we provided store closure costs when we made the decision to close a unit. At that time, in response to the Securities and Exchange Commission's ("SEC") interpretation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), we changed our store closure accounting policy. For closure decisions made subsequent to April 23, 1998, we only recognize any required asset impairment as a component of store closure costs when we have closed the restaurant within the same quarter the closure decision is made. The impact of this change reduced 1998 store closure costs by $4 million which was more than offset by increased impairment described in next paragraph. We closed 661 units in both 1998 and 1997, and 352 units in 1996.

     Impairment charges were $31 million in 1998. Prior to April 23, 1998, our impairment charges resulted from our normal semi-annual evaluation of stores which we will continue to use in the business. Stores that meet our "two-year history of operating losses," our primary impairment indicator, or which we believe may be impaired due to other changes or circumstances are evaluated for impairment. In 1998, upon adoption of the SEC's interpretation of SFAS 121, we also perform impairment evaluations when we expect to actually close a store beyond the quarter in which our closure decision is made. This change resulted in additional impairment charges of $6 million in 1998. We believe the overall decrease in impairment in 1998 was significantly impacted by 1997 decisions included in our fourth quarter charge to dispose of certain stores which may have otherwise been impaired in our evaluations, and improved performance primarily at Pizza Hut in the U.S. Impairment charges of $50 million in 1997 and $62 million in 1996 resulted from our semi-annual impairment evaluations of restaurants.

Operating Profits

                                                      % B(W) vs.                 % B(W) vs.
                                          1998           1997         1997          1996
                                     -------------   ------------ ------------  --------------

U.S. - Core                          $     740           26       $     590          14
U.S. - Non-core                              -           NM              13          NM
International                              191           11             172          15
Foreign exchange gains (losses)              6           NM             (16)         NM
Unallocated  and corporate expenses       (169)         (93)            (87)        (20)
                                     -------------                ------------
Ongoing operating profit                   768           14             672          16
Facility actions net gain (loss)           275           NM            (247)         NM
Unusual charges                            (15)          NM            (184)         NM
                                     -------------                ------------
Reported operating profit            $   1,028           NM       $     241          NM
                                     =============                ============

     Ongoing operating profits increased $96 million or 14% in 1998. Excluding the negative impact of foreign currency translation, ongoing operating profits increased $120 million or 18%. The increase was driven by higher franchise fees and reduced G&A, partially offset by the absence in 1998 of the Non-core Businesses' operating profit of $13 million and the special 1997 KFC renewal fees of $24 million. Ongoing operating profits in 1998 included benefits from our 1997 fourth quarter charge of approximately $64 million of which $33 million related to the suspension of depreciation and amortization for stores included in the charge. The benefits from our 1997 fourth quarter charge were almost completely offset by incremental 1998 Year 2000 spending of $27 million and the decline in Asia profits of $27 million in 1998 compared to 1997.

     Unallocated and corporate expenses increased $82 million or 93% in 1998. The increase was primarily due to spending on Year 2000 compliance and remediation efforts, costs to relocate our processing center from Wichita to other facilities and expenses incurred as an independent, publicly owned company, as well as, additional expenses related to the efforts to improve and standardize operating, administrative and accounting systems.

     Ongoing operating profits increased $91 million or 16% in 1997. Excluding the negative impact of foreign currency translation, ongoing operating profits increased $97 million or 17%. The increase relates primarily to increased franchise fees driven by the special 1997 KFC renewal fees of $24 million and improved restaurant margin, partially offset by an increase in unallocated and corporate expenses. The increase was driven primarily by increased investment spending related to improving and updating administrative systems including initial spending on Year 2000 compliance and remediation efforts, TRICON start-up costs and higher incentive compensation.

Interest Expense, Net

                                    1998              1997            1996
                                ------------     -------------     ------------

     External debt              $    291         $     102         $      35
     PepsiCo allocation                -               188               275
                                ------------     -------------     ------------
     Interest expense                291               290               310
     Interest income                 (19)              (14)              (10)
                                ------------     -------------     ------------
     Interest expense, net      $    272         $     276         $     300
                                ============     =============     ============

     Prior to the Spin-off, our operations were financed through operating cash flows, proceeds from refranchising activities and investment by and advances from PepsiCo. At the Spin-off date, we borrowed $4.55 billion under a bank credit agreement to replace the financing previously provided by PepsiCo and, additionally, to fund a dividend to PepsiCo. See Notes 2 and 9 to the
Consolidated Financial Statements. For periods prior to the Spin-off, our interest expense included PepsiCo's allocation of its interest expense (PepsiCo's weighted average interest rate applied to the average balance of investments by and advances from PepsiCo) and interest on our external debt, including capital leases. We believe such allocated interest expense is not indicative of the interest expense that we would have incurred as an independent, publicly owned company or will incur in future periods. Subsequent to the Spin-off date, our interest costs consist primarily of interest expense related to our bank credit agreement, Unsecured Notes and other external debt. Most of the other external debt existed at the Spin-off date.

     Our net interest expense decreased approximately $4 million in 1998. The decline was due to an increase in interest income, partially offset by a slight increase in interest expense. The increase in interest income was driven by higher average international investment balances. The slight increase in interest expense was primarily due to higher average outstanding debt balances.

     Interest expense decreased in 1997 primarily due to the lower outstanding amount of PepsiCo-provided financing. This impact was partially offset by the higher interest rate on our bank credit agreement, as compared to the PepsiCo rate used in the allocation process, and also higher outstanding debt levels.

Income Taxes

                               1998              1997                1996
                          --------------   ---------------     -----------------
  Income taxes            $        311     $          76       $         125
  Effective tax rate             41.1%                NM                  NM

 Ongoing*
  Income taxes            $        302     $         211       $         183
  Effective tax rate             42.1%             45.9%               57.5%

* Adjusted to exclude the effects of the following: (1) the 1997 fourth quarter charge adjustments and unusual charges in 1998; (2) the 1997 New Zealand IPO $100 million tax-free gain, the 1997 fourth quarter charge and the remaining portion of the 1997 unusual charges in 1997; and (3) the unusual disposal charges related to the Non-core Businesses in 1996.

     For periods prior to the Spin-off in 1997, income tax expense was calculated, to the extent possible, as if we filed income tax returns separate from PepsiCo. As PepsiCo managed its tax position on a consolidated basis, which takes into account the results of all its businesses, our effective tax rate in the future could vary significantly from historical effective tax rates calculated for periods prior to the Spin-off.

     The following reconciles the U.S. Federal statutory tax rate to our ongoing effective rate:

                                                                             1998              1997             1996
                                                                          ------------     --------------    ------------
U.S. Federal statutory tax rate                                              35.0%             35.0%             35.0%
State income tax, net of Federal tax benefit                                  4.4               4.4               2.2
Foreign and U.S. tax effects attributable to foreign operations               4.4               5.3              17.0
Favorable adjustments relating to prior years                                (4.5)             (0.7)             (0.3)
Other, net                                                                    2.8               1.9               3.6
                                                                          ------------     --------------    ------------
Ongoing effective tax rate                                                   42.1%             45.9%             57.5%
                                                                          ============     ==============    ============

     The 1998 ongoing effective tax rate decreased 3.8 points to 42.1%. The decrease in the 1998 ongoing effective tax rate was primarily due to favorable adjustments related to prior years.

     The 1997 ongoing effective tax rate decreased 11.6 points to 45.9%. The decrease in the 1997 ongoing effective tax rate was primarily due to the decrease in taxes attributable to foreign operations, partially offset by an increase in state taxes. The foreign decrease was due to the absence of the adjustment recorded in 1996 to establish a valuation allowance. The increase in state tax was primarily due to an increase in the provision related to prior tax years.

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

Earnings (Loss) Per Share

The components of earnings (loss) per common share were as follows:

                                                    Diluted(a)             Basic                Pro Forma Basic(b)
                                                  ---------------     ---------------    ---------------------------------
                                                       1998                1998               1997              1996
                                                  ---------------     ---------------    ---------------    --------------
Operating earnings - Core                         $     1.83          $    1.88          $   1.37           $    0.83
Operating earnings (loss) - Non-core                       -                  -              0.05               (0.08)
Facility actions net gain (loss)(c)                     1.03               1.06             (1.07)               0.14
Unusual charges - Core(d)                              (0.02)             (0.02)            (0.86)                  -
Unusual charges - Non-core                                 -                  -             (0.22)              (1.24)
                                                  ---------------     ---------------    ---------------    --------------
Total                                             $     2.84          $    2.92          $  (0.73)          $   (0.35)
                                                  ===============     ===============    ===============    ==============

(a) Based on 156 million shares applicable to diluted earnings. See Note 3 to the Consolidated Financial Statements.
(b) The shares used to compute pro forma basic loss per common share for the 52 weeks ending December 27, 1997 and December 28, 1996 assumes the 152 million shares of TRICON Common Stock issued on October 7, 1997 had been outstanding for all periods presented. The dilutive effect of any options has been excluded because we incurred net losses.
(c) 1998 includes favorable adjustments to our 1997 fourth quarter charge of $0.21 per diluted share. 1997 includes a loss of $1.98 per basic share included in our total fourth quarter charge of $2.80 per basic share.
(d) 1998 includes favorable adjustments to our 1997 fourth quarter charge of $0.04 per diluted share. 1997 includes a loss of $0.82 per basic share included in our total fourth quarter charge of $2.80 per basic share.

U.S. Results of Operations

                                                                1998                              1997
                                                    -----------------------------    -------------------------------
                                                                     % B(W) vs.                        % B(W) vs.
                                                      Amount            1997           Amount             1996
                                                    ------------    -------------    ------------    ---------------

SYSTEM SALES - CORE BUSINESSES ONLY                 $   14,013             4         $   13,502             1
                                                    ============                     ============

REVENUES
Company sales                                       $    6,013           (14)        $    6,994            (8)
Franchise and license fees(1)                              415            12                371            20
                                                    ------------                     ------------
  Total Revenues                                    $    6,428           (13)        $    7,365            (7)
                                                    ============                     ============

COMPANY RESTAURANT MARGIN                           $      819             -         $      816             4
                                                    ============                     ============
% of sales                                               13.6%        1.9 pts.            11.7%         1.4 pts.

OPERATING PROFIT(2)
Core Businesses                                     $      740           26          $      590            14
Non-core Businesses                                          -           NM                  13            NM
                                                    ------------                     ------------
                                                    $      740           23          $      603            19
                                                    ============                     ============

(1) Excluding the special 1997 KFC renewal fees, 1998 and 1997 increased 19% and 13% over prior year, respectively.
(2)  Excludes   facility   actions  net  gain   (loss)  and   unusual   charges.

U.S. Restaurant Unit Activity

                                     Company          Franchised       Licensed         Total
                                  ---------------    -------------    ------------   -------------
 Balance at Dec. 28, 1996               9,396             8,237           2,903           20,536
 New Builds &  Acquisitions               141               324             731            1,196
 Refranchising & Licensing             (1,199)            1,191               8                -
 Closures                                (516)             (155)           (475)          (1,146)
                                  ---------------    -------------    ------------   -------------
 Balance at Dec. 27, 1997               7,822             9,597           3,167           20,586
 New Builds & Acquisitions                 77               342             508              927
 Refranchising & Licensing             (1,249)            1,246               3                -
 Closures                                (418)             (209)           (403)          (1,030)
                                  ---------------    -------------    ------------   -------------
 Balance at Dec. 26, 1998               6,232(a)         10,976           3,275           20,483
                                  ===============    =============    ============   =============

(a) Includes 151 Company units approved for closure, but not yet closed at December 26, 1998, of which 109 units were included in our 1997 fourth quarter charge.


     System sales increased $511 million or 4% in 1998. The increase was attributable to new unit development, primarily by franchisees and licensees of Taco Bell and, to a lesser extent, KFC, and positive same store sales growth at all three of our brands. These increases were partially offset by the impact of store closures.

     The 1997 increase of $114 million or 1% in system sales was primarily due to new unit development, principally by franchisees and licensees at Taco Bell. This increase was partially offset by the impact of store closures.

     Revenues decreased $937 million or 13% primarily due to our decline in Company sales of $981 million or 14% in 1998. Excluding the effect of the Non-core Businesses, our Company sales decreased $715 million or 11%. The decline in Company sales was driven by the portfolio effect partially offset by positive same store sales growth at all three of our brands.

     We measure same store sales only for our U.S. Company units. Same store sales at Pizza Hut increased 6% in 1998. The increase reflects a higher check average at traditional and delivery units driven by the new product offerings of "The Edge" and the "Sicilian" pizzas as well as the promotion of the "Stuffed Crust" Pizza. The increase was partially offset by volume declines. KFC's same store sales increased 3% in 1998. The improvement was primarily driven by favorable effective net pricing and strong product promotions including "Popcorn Chicken," "Honey Barbecue" wings and "Original Recipe." Same store sales for Taco Bell increased 3% in 1998. The increase was driven by an increase in average guest check resulting primarily from favorable effective net pricing. Same store sales also benefited from the introduction of "Gorditas," a higher priced menu item. The increase was partially offset by volume declines.

     Franchise and license fees increased $44 million or 12% in 1998. Excluding the special 1997 KFC renewal fees (described below), 1998 franchise and license fees increased $68 million or 19%. The increase was primarily driven by units acquired from us and new unit development, partially offset by the impact of store closures by franchisees and licensees.

     Revenues decreased $558 million or 7% in 1997 primarily due to Company sales decreases of $621 million or 8%. Excluding the impact of the Non-core Businesses, Company sales decreased $496 million or 7%. The decrease was driven primarily by the portfolio effect. The decline was partially offset by higher overall effective net pricing. This pricing impact occurred primarily at Taco Bell, which more than offset the impact of lower prices at Pizza Hut.

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

     Franchise and license fees increased $63 million or 20% in 1997. In 1997, we generated $24 million of special KFC renewal fees. Substantially all of KFC's franchisees renewed their franchise agreements, typically for 20 years, during 1997. As part of this special renewal program at KFC, certain participating franchisees also committed to attain over the next several years certain facility standards based on physical assessment of that franchisee's restaurants. We believe these upgrades of the franchised facilities will ultimately result in higher system sales and, therefore, higher franchise fees. Excluding the special 1997 KFC renewal fees, our franchise and license fees increased $39 million or 13% in 1997. The increase was primarily driven by units acquired from us and new unit development, partially offset by store closures by franchisees and licensees.

Restaurant Margin - U.S.

                                           1998          1997          1996
                                         ----------    -----------   ----------

Company sales                              100.0%        100.0%        100.0%
Food and paper                              31.0          31.1          32.1
Payroll and employee benefits               30.4          30.5          30.2
Occupancy and other operating expenses      25.0          26.7          27.4
                                         ----------    -----------   ----------
Restaurant margin                           13.6%         11.7%         10.3%
                                         ==========    ===========   ==========

     Our restaurant margin as a percentage of sales increased over 190 basis points in 1998. Portfolio effect contributed approximately 75 basis points and the suspension of depreciation and amortization relating to our fourth quarter charge contributed approximately 40 basis points. Excluding the portfolio effect and the benefit of the fourth quarter charge, our restaurant margin increased approximately 80 basis points. In 1998, we benefited from favorable effective net pricing in excess of costs, primarily labor and commodity costs. Our labor increases were driven by higher wage rates, primarily the September 1997 minimum wage increase, an increase in the management complement at our Taco Bell restaurants and lower favorable insurance-related adjustments in 1998. Commodity cost increases, primarily cheese and produce, were partially offset by a decrease in other commodity costs. Our occupancy and other operating expenses were favorably impacted by higher favorable insurance-related adjustments in 1998 and the decreased store condition and quality initiative spending at Pizza Hut and Taco Bell. These favorable items were partially offset by increased store refurbishment expenses at KFC in 1998.

     Our increase in restaurant margin of almost 140 basis points in 1997 was driven almost equally by effective net pricing in excess of increased costs, primarily labor, and the portfolio effect. This improvement was partially offset by the effect of reduced transaction counts. The higher labor costs were due to the increased minimum wage and to costs incurred to improve customer satisfaction, partially offset by favorable actuarial adjustments to workers' compensation liabilities. In 1997, we also benefited from lower commodity costs, primarily related to favorable cheese and chicken prices, and the disposal of the Non-core Businesses.

     Operating profits from our Core Businesses, excluding facility actions net gain and unusual charges, increased $150 million or 26% in 1998. The increase was driven by reduced G&A expenses, higher franchise and license fees and restaurant margin improvement partially offset by the absence of the special 1997 KFC renewal fees. The decline in G&A was primarily due to the portfolio effect and a decrease in restaurant support center and field operating overhead costs. Operating profits included the benefits related to our 1997 fourth quarter charge of approximately $35 million, of which $19 million related to the suspension of depreciation and amortization for the stores included in the charge.

     Operating profits from our Core Businesses, excluding facility actions net gain and unusual charges increased $74 million or 14% in 1997. The increase was primarily due to higher continuing franchise and license fees, the special 1997 KFC renewal fees and improved restaurant margin. The increases were partially offset by an increase in G&A and other expenses.

International Results of Operations

                                                                 1998                              1997
                                                    -------------------------------    -----------------------------
                                                                       % B(W) vs.                       % B(W) vs.
                                                       Amount             1997           Amount            1996
                                                    --------------    -------------    ------------    -------------

SYSTEM SALES                                        $   6,607              (5)         $   6,963             1
                                                    ==============                     ============

REVENUES
Company sales                                       $   1,839             (13)         $   2,118             -
Franchise and license fees                                201                -               202             9
                                                    --------------                     ------------
   Total Revenues                                   $   2,040             (12)         $   2,320             -
                                                    ==============                     ============

COMPANY RESTAURANT MARGIN                           $     239              (1)         $     242             2
% of sales                                               13.0%          1.6 pts.            11.4%        .2 pts.


OPERATING PROFIT(1)                                 $     191              11          $     172            11

(1)  Excludes   facility   actions  net  gain   (loss)  and   unusual   charges.

International Restaurant Unit Activity

                                                           Joint
                                          Company         Venture        Franchised       Licensed        Total
                                       --------------   ------------   ---------------   ------------   ----------

 Balance at Dec. 28, 1996                  2,480          1,007              4,829            244          8,560
 New Builds & Acquisitions                   139            123                648              -            910
 Refranchising & Licensing                  (208)           (11)               219              -              -
 Closures                                   (116)           (29)              (196)            (3)          (344)
                                       --------------   ------------   ---------------   ------------   ----------
 Balance at Dec. 27, 1997                  2,295          1,090              5,500            241          9,126
 New Builds & Acquisitions                   189             94                567             42            892
 Refranchising & Licensing                  (131)            (9)                63             77              -
 Closures                                   (188)           (55)              (456)           (39)          (738)
                                       --------------   ------------   ---------------   ------------   ----------
 Balance at Dec. 26, 1998                  2,165(a)       1,120(a)           5,674            321          9,280
                                       ==============   ============   ===============   ============   ==========

(a) Includes 15 Company and 4 Joint Venture units approved for closure, but not yet closed at December 26, 1998, of which 14 units were included in our 1997 fourth quarter charge.


     System sales decreased $356 million or 5% in 1998. Excluding the negative impact of foreign currency translation, system sales increased $360 million or 5%. The increase was driven by new unit development, primarily in Asia, partially offset by store closures in other countries/markets.

     System sales increased $71 million or 1% in 1997. Excluding the negative impact of foreign currency translation, system sales increased $411 million or 6% in 1997. This growth was driven by new unit development, partially offset by store closures. Franchisee activity drove system unit development with approximately 50% of that activity occurring in Asia.

     Revenues decreased $280 million or 12% in 1998. Excluding the negative impact of foreign currency translation, revenues decreased $86 million or 4%. Company sales decreased $279 million or 13% in 1998. Excluding the negative impact of foreign currency translation, Company sales decreased $107 million or 5%. The decrease in 1998 was driven by the portfolio effect, partially offset by new unit development and effective net pricing. Franchise and license fees decreased $1 million or less than 1%. Excluding the negative impact of foreign currency translation, franchise and license fees increased $21 million or 11%. The increase was primarily driven by new unit development and units acquired from us, partially offset by store closures by franchisees and licensees.

     Revenues increased $12 million or less than 1% in 1997. Excluding the negative impact of foreign currency translation, revenues increased $93 million or 4%. This increase relates primarily to higher effective net pricing, new unit development in Asia and an increase in franchise fees attributable to development, partially offset by store closures. Company sales in 1997 decreased $5 million or less than 1%. Excluding the negative impact of foreign currency translation, Company sales increased $66 million or 3%. This increase was driven primarily by higher effective net pricing and unit development, partially offset by the effect of refranchising our restaurants in New Zealand through an initial public offering in the second quarter. Franchise and license fees increased $17 million or 9% in 1997 primarily driven by new unit development and units acquired from us, partially offset by store closures by franchisees and licensees.

Restaurant Margin - International

                                             1998         1997        1996
                                          -----------  ----------   ----------

Company sales                                100.0%       100.0%      100.0%
Food and paper                                35.8         36.5        36.3
Payroll and employee benefits                 22.6         22.7        23.2
Occupancy and other operating expenses        28.6         29.4        29.3
                                          -----------  ----------   ----------
Restaurant margin                             13.0%        11.4%       11.2%
                                          ===========  ==========   ==========

     Our restaurant margin increased over 160 basis points in 1998. Excluding the negative impact of foreign currency translation, restaurant margin increased approximately 195 basis points. The increase was driven primarily by the suspension of depreciation and amortization relating to restaurants included in our 1997 fourth quarter charge, which contributed 110 basis points. The portfolio effect also contributed approximately 30 basis points to the improvement. The remaining margin improvement of approximately 55 basis points resulted from favorable effective net pricing in excess of costs in Mexico, Australia and Spain. Restaurant margin improvement was partially offset by volume declines in Asia, led by Korea. The economic turmoil throughout Asia resulted in an overall volume decline, even though we had volume increases in Mexico, Canada and Spain.

     Our restaurant margin increased over 20 basis points in 1997. The increase was driven by effective net pricing in excess of cost increases, primarily labor, offset by volume declines. Foreign currency translation and the portfolio effect did not have a significant impact.

     Operating profits, excluding facility actions net gain and unusual charges, increased $19 million or 11% in 1998. Excluding the negative impact of foreign currency translation, operating profits increased $43 million or 25% in 1998. The increase was driven by an increase in franchise fees and a decline in G&A. Operating profits included benefits related to our 1997 fourth quarter charge of approximately $29 million, of which $14 million related to the suspension of depreciation and amortization for the stores included in the charge. These benefits were fully offset by the decline in Asia operating profits and Year 2000 spending.

     Operating profits, excluding the fourth quarter charge, other facility actions and unusual charges, increased $17 million or 11% in 1997. Excluding the negative impact of foreign currency translation, operating profits increased $23 million or 15%. The increase in 1997 was driven by higher franchise fees, new unit development and higher restaurant margin dollars. These increases were partially offset by an increase in G&A.

Consolidated Cash Flows

                                                1998         1997         1996
                                             ----------   ----------  ----------

Net cash provided by operating activities    $     674    $     810   $     713
Refranchising of restaurants                       784          770         355
                                             ----------   ----------  ----------
                                             $   1,458    $   1,580   $   1,068
                                             ==========   ==========  ==========
Capital spending                             $     460    $     541   $     620
                                             ==========   ==========  ==========

     Net cash provided by operating activities decreased $136 million or 17% to $674 million in 1998. Cash used for working capital was $106 million for 1998 compared to cash provided by working capital of $27 million in 1997. The 1998 use was primarily due to an increase in current deferred tax assets and reduced income taxes payable. Excluding net changes in working capital, net income before facility actions and all other non-cash charges was essentially unchanged despite the decline in the number of our restaurants in the current year relating to our portfolio activities.

     Net cash provided by operating activities in 1997 increased $97 million or 14% to $810 million. This was driven by an increase in net income prior to facility actions net loss and unusual charges recorded in 1997 and an increase in our normal working capital deficit primarily related to higher income tax payables. These increases were partially offset by reduced depreciation and amortization in 1997. The decrease in depreciation and amortization related to refranchisings, store closures and impairment charges.

     Net cash provided by investing activities decreased $164 million to $302 million in 1998 compared to $466 million in 1997. The 1998 decrease was primarily due to the prior year sale of the Non-core Businesses offset by increased proceeds from refranchising and the sales of property, plant and equipment. Capital spending decreased by $81 million or 15%.

     The 1997 increase of $715 million was primarily attributable to an increase in proceeds from refranchising of restaurants of $415 million over 1996 and the proceeds from the sale of the Non-core Businesses of $186 million.
Capital spending in 1997 decreased by $79 million or 13%.

     Net cash used for financing activities of $1.1 billion decreased slightly in 1998 compared to 1997. The 1998 use represents net debt repayments. During 1998, we issued Unsecured Notes resulting in proceeds of $604 million, including the settlement of our treasury lock agreements. These proceeds were used to reduce existing borrowings under our unsecured Term Loan Facility and unsecured Revolving Credit Facility.

     Net cash used for financing activities almost tripled in 1997 to $1.1 billion, primarily reflecting the net payments to PepsiCo, partially offset by the bank borrowings in connection with the Spin-off. This net use was partially offset by the increase in short-term borrowings of $83 million in 1997 versus a decrease of $80 million in 1996 and payments on the Revolving Credit Facility.

     Financing Activities
     --------------------

     During 1998, we reduced our reliance on bank debt by over $1 billion by reducing term debt. Term debt was reduced through a combination of proceeds from the debt securities offered under our shelf registration discussed below, proceeds from refranchising activities and operating cash flows. A key component of our financing philosophy is to build balance sheet liquidity and to diversify sources of funding. Consistent with that philosophy, we have taken steps to refinance a portion of our existing bank credit facility referred to below. In 1997, we filed with the SEC a shelf registration statement on Form S-3 with respect to offerings of up to $2 billion of senior unsecured debt. In early May 1998, we issued $350 million 7.45% Unsecured Notes due May 15, 2005, and $250 million 7.65% Unsecured Notes due May 15, 2008, under our shelf registration. The proceeds were used to reduce existing borrowings under our unsecured Term Loan Facility and unsecured Revolving Credit Facility. We may offer and sell from time to time additional debt securities in one or more series, in amounts, at prices and on terms we determine based on market conditions at the time of sale, as discussed in more detail in the registration statement.

     To fund the Spin-off, we negotiated a $5.25 billion bank credit agreement comprised of a $2 billion senior, unsecured Term Loan Facility and a $3.25 billion senior, unsecured Revolving Credit Facility which mature on October 2, 2002. Interest is based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin as defined in the credit agreement. During the year ended December 26, 1998, we made net payments of $1.04 billion and $620 million under our unsecured bank Term Loan Facility and the unsecured Revolving Credit Facility, respectively. Amounts outstanding under the Revolving Credit Facility are expected to fluctuate from time to time, but term loan reductions cannot be reborrowed. Such payments reduced amounts outstanding at December 26, 1998, to $926 million and $1.82 billion from $1.97 billion and $2.44 billion at year-end 1997, on the term facility and revolving facility, respectively. At December 26, 1998, we had unused revolving credit agreement borrowings available aggregating $1.3 billion, net of outstanding letters of credit of $173 million. The credit facilities are subject to various affirmative and negative covenants including financial covenants as well as limitations on additional indebtedness including guarantees of indebtedness, cash dividends, aggregate non-U.S. investments, among other things, as defined in the credit agreement.

     This substantial indebtedness subjects us to significant interest expense and principal repayment obligations, which are limited in the near term, to prepayment events as defined in the credit agreement. Our highly leveraged capital structure could also adversely affect our ability to obtain additional financing in the future or to undertake refinancings on terms and subject to conditions that are acceptable to us.

     Since October 7, 1997, we have been in compliance with the bank covenants. We will continue to closely monitor on an ongoing basis the various operating issues that could, in aggregate, affect our ability to comply with financial covenant requirements.

     We continue to use various derivative instruments with the objective of reducing volatility in our borrowing costs. We have utilized interest rate swap agreements to effectively convert a portion of our variable rate (LIBOR) bank debt to fixed rate. During 1998, we entered into treasury lock agreements to partially hedge the anticipated issuance of our senior debt securities discussed above. We have also entered into interest rate arrangements to limit the range of effective interest rates on a portion of our variable rate bank debt. At December 26, 1998, the weighted average interest rate on our variable bank debt, including the effect of derivatives, was 6.2%. Other derivative instruments may be considered from time to time as well to manage our debt portfolio and to hedge foreign currency exchange exposures.

     We anticipate that our 1999 combined cash flow from operating and refranchising activities will be lower than 1998 levels primarily because of our expectations of reduced refranchising activity. However, we believe it will be sufficient to support our expected capital spending and still allow us to make significant debt repayments.

     Consolidated Financial Condition

     Assets decreased $583 million or 11% to $4.5 billion at year-end 1998. This decrease is primarily attributable to refranchising and store closures and a decrease in U.S. cash which was attributable to improved cash management.

     Liabilities decreased $1.0 billion or 15% to $5.7 billion primarily due to net debt repayments. Partially offsetting this decrease is an increase in other liabilities largely due to increased deferred compensation liabilities, pension liabilities and self-insured casualty claims. Additional salary and bonus deferrals and imputed earnings on deferrals under our compensation programs caused the deferred compensation liability to increase. The pension liability increased based on current actuarial valuations. The increase in casualty claims is due to the decision in the current year to effectively self-insure a portion of our 1998 exposure compared to a fully insured program in 1997.

     Our operating working capital deficit, which excludes cash, short-term investments and short-term borrowings, is typical of restaurant operations where the vast majority of sales are for cash, and food and supply inventories are relatively small. Our terms of payment to suppliers generally range from 10-30 days. Our operating working capital deficit decreased $113 million to $960 million at year-end 1998. This decrease was primarily the result of a decrease in income taxes payable and an increase in deferred tax assets. Also contributing to this decrease was a reduction in the Core Businesses' working capital deficit due to our reduced number of restaurants resulting from our portfolio activities and also due to increased inventories of promotional items. This decrease was partially offset by higher levels of above-store accounts payable and other current liabilities due to timing of payments as well as higher levels of outside services and an increase in total incentive compensation accruals.

     Quantitative and Qualitative Disclosures About Market Risk

     Derivative Instruments

     Our policy prohibits the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. Our current use of derivative instruments is primarily limited to interest rate swaps and collars and commodity futures contracts.

     Interest rate swaps and collars are entered into with the objective of reducing the volatility in borrowing costs. In 1998 and 1997, we entered into interest rate swaps to effectively convert a portion of our variable rate bank debt to fixed rate. Payment dates and the floating rates indices and reset dates on the swaps match those of our underlying bank debt. At December 26, 1998, our payables under the related swaps aggregated $1.6 million.

     Interest rate collars are entered into with the objective of reducing the impact of variable interest rate changes in our bank debt thereby reducing volatility in borrowing costs. In 1998, we entered into interest rate collars to guarantee an upper (cap) and lower (floor) level of interest rates associated with a portion of bank debt. Collar reset dates and indices match those of our underlying bank debt. We make payments when interest rates fall below the floor level. We receive payments when interest rates rise above the cap. At December 26, 1998, our payables under the related collars were immaterial, and there were no related receivables.

     Our credit risk related to these derivatives is dependent upon both the movement in interest rates and the possibility of non-payment by counterparties. We mitigate credit risk by entering into the agreements only with high credit-quality counterparties, netting payments within each contract and netting exposures upon default across all contracts with a given counterparty. However, we believe the risk of default is minimal.

     Commodity futures contracts traded on national exchanges are entered into with the objective of reducing food costs. While this hedging activity has historically been limited, hedging activity could increase in the future if we believe it would result in lower total costs. Open contracts, deferred gains and losses and realized gains and losses were not significant for all years presented.

     Market Risk of Financial Instruments

     Our primary market risk exposure with regard to financial instruments is to changes in interest rates, principally in the United States. In addition, less than 2% of our debt is denominated in foreign currencies which exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt was not considered significant.

     At December 26, 1998, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $15 million in annual pre-tax earnings. The estimated reduction is based upon the unhedged portion of our variable rate debt and assumes no change in the volume or composition of debt at December 26, 1998.

     In addition, a hypothetical 100 basis point increase in short-term rates at December 26, 1998 would increase the fair value of our interest rate derivative contracts approximately $23 million and, the fair value of our Unsecured Notes would decrease approximately $34 million. Fair value was estimated by discounting the projected interest rate cash flows.

     New Accounting Pronouncements

     See Notes to the Consolidated Financial Statements for discussion of new accounting pronouncements.

     Cautionary Statements

     From time to time, in both written reports and oral statements, we present "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These "forward-looking statements" reflect our current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and those specific to the industry, and could differ materially from expectations.

     Company risks and uncertainties include, but are not limited to, the limited experience of our management group in operating the Company as an independent, publicly owned business; potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo; our substantial debt leverage and the attendant potential restriction on our ability to borrow in the future, as well as the substantial interest expense and principal repayment obligations; potential unfavorable variances between estimated and actual liabilities including accruals for wage and hour litigation and the liabilities related to the sale of the Non-core Businesses; our failure or the failure of critical business partners to achieve timely, effective Year 2000 remediation; our ability to complete our conversion plans or the ability of our key suppliers to be Euro-compliant; and the potential inability to identify qualified franchisees to purchase the 408 Company units remaining from the fourth quarter 1997 charge as well as other units at prices we consider appropriate under our strategy to reduce the percentage of system units we operate.

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

Item 8.   Financial Statements and Supplementary Data.

                         INDEX TO FINANCIAL INFORMATION

                              Item 8 (a) (1) - (2)

                                                                                 Page Reference
                                                                                 ---------------
Item  8 (a) (1) Consolidated Financial Statements

Consolidated Statement of Operations for the fiscal years
  ended December 26, 1998, December 27, 1997 and December 28, 1996                     49

Consolidated Statement of Cash Flows for the fiscal years ended
  December 26, 1998, December 27, 1997 and December 28, 1996                           50

Consolidated Balance Sheet at December 26, 1998 and December 27, 1997                  51

Consolidated Statement of Shareholders' (Deficit) Equity and
  Comprehensive Income for the fiscal years ended December 26, 1998,
  December 27, 1997 and December 28, 1996                                              52

Notes to Consolidated Financial Statements                                             53

Management's Responsibility for Financial Statements                                   83

Report of Independent Auditors, KPMG LLP                                               84

Item 8 (a) (2) Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above listed financial statements or notes thereto.

Consolidated Statement of Operations
TRICON Global Restaurants, Inc. and Subsidiaries
Fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996 (in millions, except per share amounts)

-----------------------------------------------------------------------------------------------------------------------------
                                                              1998                      1997                       1996
-----------------------------------------------------------------------------------------------------------------------------

Revenues
Company sales                                              $     7,852              $     9,112                $     9,738
Franchise and license fees                                         616                      573                        494
                                                           ------------             -------------              --------------
                                                                 8,468                    9,685                     10,232
                                                           ------------             -------------              --------------
Costs and Expenses, net
Company restaurants
  Food and paper                                                 2,521                    2,949                      3,215
  Payroll and employee benefits                                  2,243                    2,614                      2,793
  Occupancy and other operating expenses                         2,030                    2,491                      2,709
                                                           ------------             -------------              --------------
                                                                 6,794                    8,054                      8,717

General, administrative and other expenses                         906                      959                        934
Facility actions net (gain) loss                                  (275)                     247                        (37)
Unusual charges                                                     15                      184                        246
                                                           ------------             -------------              --------------
Total costs and expenses, net                                    7,440                    9,444                      9,860
                                                           ------------             -------------              --------------

Operating Profit                                                 1,028                      241                        372

Interest expense, net                                              272                      276                        300
                                                           ------------             -------------              --------------

Income (Loss) Before Income Taxes                                  756                      (35)                        72

Income Tax Provision                                               311                       76                        125
                                                           ------------             -------------              --------------

Net Income (Loss)                                          $       445              $      (111)               $       (53)
                                                           ============             =============              ==============

Basic Earnings Per Common Share                            $      2.92
                                                           ============

Diluted Earnings Per Common Share                          $      2.84
                                                           ============












See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
TRICON Global Restaurants, Inc. and Subsidiaries
Fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996 (in millions)

                                                                                     1998            1997          1996
---------------------------------------------------------------------------------------------------------------------------

Cash Flows - Operating Activities
Net income (loss)                                                                 $     445       $    (111)     $    (53)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                       417             536           621
    Facility actions net (gain) loss                                                   (275)            247           (37)
    Unusual charges                                                                      15             184           246
    Deferred income taxes                                                                 3            (138)         (150)
    Other non-cash charges and credits, net.                                            175              65            73
Changes in operating  working  capital,  excluding  effects of acquisitions  and dispositions:
    Accounts and notes receivable                                                        (8)            (22)          (16)
    Inventories                                                                           4               3            27
    Prepaid expenses, deferred income taxes and other current assets                    (20)              -            (2)
    Accounts payable and other current liabilities                                       10               3            85
    Income taxes payable                                                                (92)             43           (81)
                                                                                  -----------     -----------    ----------
    Net change in operating working capital.                                           (106)             27            13
                                                                                  -----------     -----------    ----------
Net Cash Provided by Operating Activities                                               674             810           713
                                                                                  -----------     -----------    ----------

Cash Flows - Investing Activities
Capital spending                                                                       (460)           (541)         (620)
Refranchising of restaurants                                                            784             770           355
Sales of Non-core Businesses                                                              -             186             -
Sales of property, plant and equipment                                                   58              40            45
Other, net                                                                              (80)             11           (29)
                                                                                  -----------     -----------    ----------
Net Cash Provided by (Used for) Investing Activities                                    302             466          (249)
                                                                                  -----------     -----------    ----------

Cash Flows - Financing Activities
Proceeds from Notes                                                                     604               -             -
Proceeds from long-term debt                                                              4               -             -
Proceeds from Term Loan Facility                                                          -           2,000             -
Proceeds from Revolving Credit Facility                                                 140           2,550             -
Payments on Revolving Credit Facility                                                  (760)           (115)            -
Payments of long-term debt                                                           (1,068)            (65)          (57)
Short-term borrowings-three months or less, net                                         (53)             83           (80)
Decrease in investments by and advances from PepsiCo                                      -          (3,281)         (285)
Dividend to PepsiCo                                                                       -          (2,369)            -
Other, net                                                                               13              59             -
                                                                                  -----------     -----------    ----------
Net Cash Used for Financing Activities                                               (1,120)         (1,138)         (422)
                                                                                  -----------     -----------    ----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                             (3)             (7)            1
                                                                                  -----------     -----------    ----------

Net (Decrease) Increase in Cash and Cash Equivalents                                   (147)            131            43
Cash and Cash Equivalents - Beginning of Year                                           268             137            94
                                                                                  -----------     -----------    ----------
Cash and Cash Equivalents - End of Year                                           $     121       $     268      $    137
                                                                                  ===========     ===========    ==========

---------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
    Interest paid                                                                 $     303       $      64      $     34
    Income taxes paid                                                                   310             210           325

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet
TRICON Global Restaurants, Inc. and Subsidiaries
December 26, 1998 and December 27, 1997
(in millions)

                                                                                               1998                  1997
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and cash equivalents                                                                    $    121              $    268
Short-term investments, at cost                                                                    87                    33
Accounts and notes receivable, less allowance: $17 in 1998 and $20 in 1997                        155                   149
Inventories                                                                                        68                    73
Prepaid expenses, deferred income taxes and other current assets                                  194                   163
                                                                                            -----------           -----------
              Total Current Assets                                                                625                   686

Property, Plant and Equipment, net                                                              2,896                 3,261
Intangible Assets, net                                                                            651                   812
Investments in Unconsolidated Affiliates                                                          159                   143
Other Assets                                                                                      200                   212
                                                                                            -----------           -----------
              Total Assets                                                                   $  4,531              $  5,114
                                                                                            ===========           ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other current liabilities                                               $  1,283              $  1,263
Income taxes payable                                                                               94                   195
Short-term borrowings                                                                              96                   124
                                                                                            -----------           -----------
              Total Current Liabilities                                                         1,473                 1,582

Long-term Debt                                                                                  3,436                 4,551
Other Liabilities and Deferred Credits                                                            720                   568
Deferred Income Taxes                                                                              65                    33
                                                                                            -----------           -----------
              Total Liabilities                                                                 5,694                 6,734
                                                                                            -----------           -----------

Shareholders' Deficit
Preferred stock, no par value, 250 shares authorized; no shares issued                              -                     -
Common stock, no par value, 750 shares authorized; 153 and 152 shares issued and
  outstanding in 1998 and 1997, respectively                                                    1,305                 1,271
Accumulated deficit                                                                            (2,318)               (2,763)
Accumulated other comprehensive income                                                           (150)                 (128)
                                                                                            -----------           -----------
              Total Shareholders' Deficit                                                      (1,163)               (1,620)
                                                                                            -----------           -----------
              Total Liabilities and Shareholders' Deficit                                   $   4,531             $   5,114
                                                                                            ===========           ===========






See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders' (Deficit) Equity & Comprehensive Income TRICON Global Restaurants, Inc. and Subsidiaries
Fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996 (in millions)

                                                     Issued                                               Accumulated
                                                  Common Stock                        Investments by        Other
                                              ---------------------    Accumulated     and Advances      Comprehensive
                                               Shares     Amount       Deficit         from PepsiCo         Income           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 1995                                                        $     4,604       $      (29)        $   4,575
                                              -------------------------------------------------------------------------------------

Comprehensive Income:
  Net loss                                                                                  (53)                               (53)
  Foreign currency translation adjustment                                                                      2                 2
  Minimum pension liability adjustment,
    (includes tax of $2 million)                                                                              (2)               (2)
Net investments by and advances from PepsiCo                                               (283)                              (283)
                                              -------------------------------------------------------------------------------------
Balance at December 28, 1996                                                        $     4,268       $      (29)        $   4,239
                                              -------------------------------------------------------------------------------------

Comprehensive Income:
  Net income prior to Spin-off                                                              283                                283
  Net loss after Spin-off                                                  (394)                                              (394)
  Foreign currency translation adjustment                                                                   (101)             (101)
  Minimum pension liability adjustment,
    (includes tax of $2 million)                                                                               2                 2
Net investments by and advances from PepsiCo                                             (1,152)                            (1,152)
 Spin-off dividend and partial repayment of
  advances                                                               (2,369)         (2,131)                            (4,500)
Issuance of shares of common stock, no par
  value, in connection with the Spin-off          152                                                                            -
Contribution to capital of remaining unpaid
  advances                                                   1,268                       (1,268)                                 -
Stock option exercises                                           3                                                               3
                                              -------------------------------------------------------------------------------------
Balance at December 27, 1997                      152    $   1,271  $    (2,763)    $         -       $     (128)        $  (1,620)
                                              -------------------------------------------------------------------------------------

Comprehensive Income:
  Net income                                                                445                                                445
  Foreign currency translation adjustment                                                                    (20)              (20)
  Minimum pension liability adjustment
    (includes tax of $1 million)                                                                              (2)               (2)
Adjustment to opening equity related to net
  advances from PepsiCo                                         12                                                              12
Stock option exercises (includes tax
  benefits of $3 million)                           1           22                                                              22
                                              =====================================================================================
Balance at December 26, 1998                      153    $   1,305  $    (2,318)    $        -        $     (150)        $  (1,163)
                                              =====================================================================================


Total Comprehensive (Loss) Income for the years:
  December 28, 1996                                                                                                       $    (53)
  December 27, 1997                                                                                                           (210)
  December 26, 1998                                                                                                            423


See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(tabular amounts in millions, except share data)

Note 1 - Description of Business

     TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON" or the "Company") was created as an independent, publicly owned company on October 6, 1997 (the "Spin-off Date") via a tax-free distribution by our former parent, PepsiCo, Inc. ("PepsiCo"), of our Common Stock (the "Distribution" or "Spin-off") to its shareholders. TRICON is the world's largest quick service restaurant company based on the number of system units, with more than 29,000 restaurants in 101 countries and territories. References to TRICON throughout these Consolidated Financial Statements are made using the first person notations of "we" or "our." The worldwide business of our core businesses of KFC, Pizza Hut and Taco Bell ("Core Business(es)"), include the operations, development and franchising and licensing of a system of both traditional and non-traditional quick service restaurant units featuring dine-in, carryout and, in some instances, drive-thru or delivery service. Each Core Business has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices. We also previously operated other non-core concepts disposed of in 1997, which included California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo's Sandwich Shops, East Side Mario's and Hot `n Now (collectively, the "Non-core Businesses"). As of year-end 1998, 32% of total worldwide units were operated by us or international joint ventures in which we participate and 68% by our franchisees and licensees. Approximately 31% of our system units are located outside the U.S. In late 1994, we determined that each Core Business system should be rebalanced toward franchising and that underperforming units should be closed and, since that time, 3,730 units have been refranchised and 1,941 units have been closed through December 26, 1998.

Note 2 - Summary of Significant Accounting Policies

     Our preparation of the accompanying Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

     Principles of Consolidation and Basis of Preparation. The accompanying Consolidated Financial Statements present our financial position, results of operations and cash flows as if we had been an independent, publicly owned company for all prior periods presented. Intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates in which we exercise significant influence but do not control are accounted for by the equity method. Our share of the net income or loss of those unconsolidated affiliates and net foreign exchange gains or losses are included in general, administrative and other expenses. The Consolidated Financial Statements prior to the Spin-off Date represent the combined worldwide operations of the Core Businesses and the Non-core Businesses disposed of in 1997.

     In addition, PepsiCo made certain allocations of its previously unallocated interest and general and administrative expenses related to the years ended 1997 and 1996, as well as computations of separate tax provisions for its restaurant segment, to facilitate the presentation.

     Prior to the Spin-off, our operations were financed through our operating cash flows, refranchising proceeds and investments by and advances from PepsiCo. For this reason, our historical financial statements prior to the Spin-off include interest expense on our relatively insignificant external debt plus an allocation of interest expense which had not previously been allocated by PepsiCo. PepsiCo based its interest allocations on its weighted average interest rate applied to the average annual balance of investments by and advances from PepsiCo.

     PepsiCo based its allocations of general and administrative expenses on our revenue as a percent of PepsiCo's total revenue.

The amounts, by year, of the historical allocations described above are as follows:

                                                      1997
                                                    through
                                                 Spin-off Date        1996
                                                ---------------  -------------

Interest allocated                                  $   188         $   275

PepsiCo weighted-average interest rate                 6.1%            6.2%

General and administrative expense allocated        $    37         $    53

     We believe that the bases of allocation of interest expense and general and administrative expenses were reasonable based on the facts and circumstances available at the date of their allocation. However, based on current information, such amounts are not indicative of amounts which we would have incurred as an independent, publicly owned company for all periods presented.

      In addition, as noted in our Consolidated Statement of Shareholders' (Deficit) Equity and Comprehensive Income, our capital structure changed in 1997 as a result of the Distribution and bears little relationship to the average net outstanding investments by and advances from PepsiCo prior to the Spin-off. In connection with the Spin-off, we borrowed $4.55 billion to fund a dividend and repayments to PepsiCo, which exceeded the net aggregate balance owed at the Spin-off Date by $1.1 billion.

     For periods prior to the Spin-off, PepsiCo calculated income tax expense, to the extent possible, as if we had filed separate income tax returns. As
PepsiCo managed its tax position on a consolidated basis, which takes into account the results of all of its businesses, our historical effective tax rates prior to 1998 are not indicative of our future tax rates.

     Changes in Accounting Principles.

     Comprehensive Income. Effective December 28, 1997, we adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in the financial statements. We have included these disclosures in the accompanying Consolidated Statement of Shareholders' (Deficit) Equity and Comprehensive Income. We have classified items of other comprehensive earnings by their nature in our financial statements. Prior years' financial statements have been reclassified to conform to these requirements.

     Accumulated Other Comprehensive Income includes reclassification amounts as follows:

                                                                                       1998            1997         1996
                                                                                     --------       ---------     --------
 Foreign currency translation adjustment arising during the period                   $   (21)       $    (90)     $     2
 Less:  Foreign currency translation adjustment included in net income (loss)              1             (11)           -
                                                                                     --------       ---------     --------
 Net foreign currency translation adjustment                                         $   (20)       $   (101)     $     2
                                                                                     ========       =========     ========

     Accumulated   Other   Comprehensive   Income  consisted  of  the  following
components as of December 26, 1998 and December 27, 1997:

                                                           1998         1997
                                                         --------     ---------
 Foreign currency translation adjustment                 $ (148)      $   (128)
 Minimum pension liability adjustment                        (2)           -
                                                         --------     ---------
 Total accumulated other comprehensive income            $  (150)     $   (128)
                                                         ========     =========

     Segment Disclosures. Effective December 28, 1997, we adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement allows aggregation of similar operating segments into a single operating segment if the businesses are considered similar under the criteria of this Statement. For purposes of applying this Statement, we consider our U.S. Core Businesses to be similar and therefore have aggregated them. As required, our financial information has been reported on the basis that we use internally for evaluating segment performance and deciding how to allocate resources to segments. Upon adoption of SFAS 131, certain corporate expenses PepsiCo previously allocated to our business segments are now reported as unallocated expenses. We have restated prior year amounts to be comparable to the current year presentation.

     Internal Development Costs. Effective March 18, 1998, we adopted Emerging Issues Task Force Issue No. 97-11 ("EITF 97-11"), "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." EITF 97-11 limits the capitalization of internal real estate acquisition costs to those site-specific costs incurred subsequent to the time that the real estate acquisition is considered probable. We consider acquisition of the property probable upon final site approval. Prior to the adoption of EITF 97-11, all preacquisition real estate activities were considered capitalizable. The adoption of EITF 97-11 resulted in additional expenses of $6 million ($3 million after-tax) in 1998 for internal development costs no longer capitalizable.

     Fiscal Year. Our fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every five or six years. Fiscal years 1998, 1997 and 1996 comprised 52 weeks. The first, second and third quarters of each year include 12 weeks each, while the fourth quarter includes 16 weeks. Our subsidiaries operate on similar fiscal calendars with period end dates suited to their businesses. Period end dates are within one week of TRICON's period end date with the exception of our international businesses, which close one period or month earlier to facilitate consolidated reporting.

     Direct Marketing Costs. We report substantially all of our direct marketing costs in occupancy and other operating expenses in the Consolidated Statement of Operations, which include costs of advertising and other marketing activities. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred. Direct marketing costs deferred at year-end consist of media and related ad production costs. We expense these costs in the first year the media or ad is used. Our advertising expenses were $462 million, $544 million and $571 million in 1998, 1997 and 1996, respectively.

     Research and Development Expenses. Research and development expenses, which we expense as incurred, were $21 million, $21 million and $20 million in 1998, 1997 and 1996, respectively.

     Stock-Based Employee Compensation. We measure stock-based employee compensation cost for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations and include pro forma information in Note 13 as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, we measure compensation cost for the stock option grants to our employees as the excess of the average market price of our Common Stock at the grant date over the amount the employee must pay for the stock. Our policy is to generally grant stock options at the average market price of the underlying Common Stock at the date of grant.

     Earnings (Loss) Per Common Share. In the accompanying Consolidated Statement of Operations, we have omitted loss per share information for 1997 and 1996 as our capital structure as an independent, publicly owned company did not exist in those years.

     Derivative Instruments. From time to time, we utilize interest rate swaps and collars to hedge our exposure to fluctuations in variable interest rates.

     We recognize the interest differential to be paid or received on an interest rate swap as an adjustment to interest expense as the differential occurs. We recognize the interest differential to be paid or received on an interest rate collar as an adjustment to interest expense only if the interest rate falls below or exceeds the contractual collared range. We reflect the recognized interest differential not yet settled in cash in the accompanying Consolidated Balance Sheet as a current receivable or payable. If we were to terminate an interest rate swap or collar position, any gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify or would be recognized immediately if the underlying debt instrument were settled prior to maturity.

     We defer gains and losses on futures contracts that are designated and effective as hedges of future commodity purchases and include them in the cost of the related raw materials when purchased. Changes in the value of futures contracts that we use to hedge commodity purchases are highly correlated to the changes in the value of the purchased commodity. If the degree of correlation between the futures contracts and the purchase contracts were to diminish such that the two were no longer considered highly correlated, we would recognize in income subsequent changes in the value of the futures contracts.

     Cash and Cash Equivalents. Cash equivalents represent funds we have temporarily invested (with original maturities not exceeding three months) as part of managing our day-to-day operating cash receipts and disbursements.

     Inventories. We value our inventories at the lower of cost (computed on the first-in, first-out method) or net realizable value.

     Property, Plant and Equipment. We state property, plant and equipment ("PP&E") at cost less accumulated depreciation and amortization, impairment writedowns and valuation allowances. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows: 5 to 25 years for buildings and improvements and 3 to 20 years for machinery and equipment. We suspend depreciation and amortization on assets related to restaurants that are held for disposal. Our depreciation and amortization expense was $372 million, $460 million and $521 million in 1998, 1997 and 1996, respectively.

     Intangible Assets. Intangible assets include both identifiable intangibles and goodwill arising from the allocation of purchase prices of businesses acquired. Where appropriate, the intangibles are allocated to the individual store level at the times of acquisition. We base amounts assigned to identifiable intangibles on independent appraisals or internal estimates. Goodwill represents the residual purchase price after allocation to all identifiable net assets. Our intangible assets are stated at historical allocated cost less accumulated amortization, impairment writedowns and valuation allowances. We amortize intangible assets on a straight-line basis as follows: 20 years for reacquired franchise rights, 3 to 34 years for trademarks and other identifiable intangibles and 20 years for goodwill. We suspend amortization on intangible assets allocated to restaurants that are held for disposal. Our amortization expense was $52 million, $70 million and $95 million in 1998, 1997 and 1996, respectively.

     Franchise and License Fees. We execute franchise or license agreements covering each point of distribution which provide the terms of our arrangement with the franchisee/licensee. Our franchise and certain license agreements generally require the franchisee/licensee to pay an initial, non-refundable fee. Our agreements also require continuing fees based upon a percentage of sales. Subject to our approval and payment of a renewal fee, a franchisee may generally renew its agreement upon its expiration.

     We recognize initial fees as revenue when we have performed substantially all initial services required by the franchising/licensing agreement, which is generally upon opening of a store. We recognize continuing fees as earned with an appropriate provision for estimated uncollectible amounts. We recognize renewal fees in earnings when a renewal agreement becomes effective. We include initial fees collected upon the sale of a restaurant to a franchisee in refranchising gains (losses).

     Our direct costs of the sales and servicing of franchise and license agreements are charged to expense as incurred.

     Refranchising Gains (Losses). Refranchising gains (losses) include gains or losses on sales of our restaurants to new and existing franchisees and the related initial franchise fees. We include direct administrative costs of refranchising in the gain or loss calculation. We recognize gains on restaurant refranchisings when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity and we are satisfied that the franchisee can meet its financial obligations. Otherwise, we defer refranchising gains until those criteria have been met. We recognize estimated losses on restaurants to be refranchised and suspend depreciation and amortization when:
(1) we make a decision to refranchise a store; (2) the estimated fair value less costs to sell is less than the carrying amount of the store; and (3) the store can be immediately removed from operations. When we make a decision to retain a store previously held for refranchising, we revalue the store at the lower of its net book value at our original disposal decision date less normal depreciation during the period held for disposal or its current fair market value. This value becomes the store's new cost basis. We charge (or credit) any difference between the store's carrying amount and its new cost to refranchising gains (losses). When we make a decision to close a store previously held for refranchising, we reverse any previously recognized refranchising loss and then record the store closure costs as described below.

     Store Closure Costs. To conform to the Securities and Exchange Commission's interpretation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," our store closure accounting policy was changed in 1998. Effective for closure decisions made on or subsequent to April 23, 1998, we recognize store closure costs when we have closed the restaurant within the same quarter our decision is made. Prior to April 23, 1998, we recognized store closure costs and generally suspended depreciation and amortization when we decided to close a restaurant in a future quarter. Store closure costs include the cost of writing-down (impairing) the carrying amount of a restaurant's assets to estimated fair market value less costs of disposal. The impact of this accounting policy change was not significant.

     When we make a decision to retain a store previously held for closure, we revalue the store at the lower of net book value at the original disposal decision date less normal depreciation during the period held for disposal or the current fair market value. This value becomes the store's new cost basis. We charge (or credit) any difference between the store's carrying amount and its new cost to store closure costs. When we make a decision to refranchise a store previously held for closure, we reverse any previously recognized store closure costs and then record the estimated refranchising loss, if any, as described above.

     In addition, for all periods presented, we recorded a liability for the net present value of any remaining operating lease obligations after the expected closure date, net of estimated sublease income, if any. If we decide to retain or refranchise a store held for closure, we reverse the post-closing lease liability previously recorded.

     Impairment of Long-Lived Assets to be Held and Used in the Business. We review our long-lived assets, including any allocated intangible assets, related to each restaurant to be held and used in the business semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate restaurants using a "two-year history of operating losses" as our primary indicator of potential impairment. Based on the best information available, we write down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. We generally measure estimated fair market value by discounting estimated future cash flows. In addition, when we decide to close a store beyond the quarter in which the closure decision is made, it is reviewed for impairment. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value.

     Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates.

     Impairment of Investments in Unconsolidated Affiliates and Enterprise-Level Goodwill. Our methodology for determining and measuring impairment of our investments in unconsolidated affiliates and enterprise-level goodwill is similar to the methodology we use for our restaurants except (a) the recognition test for an investment in an unconsolidated affiliate compares the carrying amount of our investment to a forecast of our share of the unconsolidated affiliate's undiscounted cash flows including interest and taxes instead of undiscounted cash flows before interest and taxes used for our restaurants and
(b) enterprise-level goodwill is generally evaluated at a country level instead of by individual restaurant. Also, we record impairment charges related to our investments in unconsolidated affiliates whenever other circumstances indicate that a decrease in the value of an investment has occurred which is other than temporary.

     Reclassifications. We have reclassified certain items in the accompanying Consolidated Financial Statements for prior periods to be comparable with the classification we adopted for the fiscal year ended December 26, 1998. These reclassifications had no effect on previously reported net losses.

Note 3 - Earnings Per Common Share ("EPS")

                                                             1998
                                                          ------------

Net income                                                $     445
                                                          ============

Basic EPS:
Weighted-average common shares outstanding                      153
                                                          ============

Basic EPS                                                 $    2.92
                                                          ============

Diluted EPS:
Weighted-average common shares outstanding                      153
Shares assumed issued on exercise of dilutive
  share equivalents                                              20
Shares assumed purchased with proceeds of dilutive
  share equivalents                                             (17)
                                                          ------------
Shares applicable to diluted earnings                           156
                                                          ============

Diluted EPS                                               $    2.84
                                                          ============

     Unexercised employee stock options to purchase approximately 1 million shares of our Common Stock for the year ended December 26, 1998 were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the year.

     We have omitted EPS data for the years ended December 27, 1997 and December 28, 1996 since we were not an independent, publicly owned company with a capital structure of our own during those years.

Note 4 - Items Affecting Comparability of Net Income (Loss)

1997 Fourth Quarter Charge
--------------------------

     Our 1997 fourth quarter charge of $530 million ($425 million after-tax) represented actions taken to refocus our business. The charge included estimates for (1) costs of closing underperforming stores during 1998, primarily at Pizza Hut and internationally; (2) reduction to fair market value, less costs to sell, of the carrying amounts of certain restaurants we intended to refranchise in 1998; (3) impairment of certain restaurants intended to be used in the business;
(4) impairment of certain joint venture investments to be retained; and (5) costs of related personnel reductions. The 1997 fourth quarter charge included liabilities of approximately $129 million and asset writedowns of approximately $401 million. The liabilities consisted primarily of occupancy-related costs and, to a much lesser extent, severance. The components of the 1997 fourth quarter charge are detailed below:

                                                                      U.S.            International            Worldwide
                                                                   ------------       ---------------        --------------

Store closure costs                                                $     141          $         72           $       213
Refranchising losses                                                      77                    59                   136
Impairment charges                                                        12                    49                    61
                                                                   ------------       ---------------        --------------
  Total facility actions net loss                                        230                    180                  410
                                                                   ------------       ---------------        --------------
Impairment of investments in unconsolidated affiliates                     -                    79                    79
Severance and other                                                       18                    23                    41
                                                                   ------------       ---------------        --------------
  Total unusual charges                                                   18                   102                   120
                                                                   ------------       ---------------        --------------
Total fourth quarter charges                                       $     248          $        282           $       530
                                                                   ============       ===============        ==============
Total fourth quarter charges, after-tax                            $     176          $        249           $       425
                                                                   ============       ===============        ==============

                                       59

     In 1998, favorable adjustments of $54 million ($33 million after-tax) and $11 million ($7 million after-tax) were included in facility actions net gain and unusual charges, respectively. These adjustments primarily relate to decisions to retain certain stores originally expected to be disposed of, better-than-expected proceeds from refranchisings and lease settlements with certain lessors related to stores closed.

Facility Actions Net (Gain) Loss

                                                  1998(a)                      1997(b)                       1996
                                           -----------------------     ------------------------    -------------------------
                                           Pre-Tax      After-Tax       Pre-Tax      After-Tax      Pre-Tax       After-Tax
                                           ---------    ----------     ----------    ----------    ----------     ----------
Facility actions net (gain) loss           $  (275)     $   (162)      $   247       $   163       $   (37)       $   (21)

(a) 1998 includes $54 million ($33 million after-tax) of favorable adjustments to our 1997 fourth quarter charge described above.
(b) 1997 includes $410 million ($300 million after-tax) related to our fourth quarter charge described above.

Facility actions net (gain) loss consists of three components:

o Gains and losses on sales of our restaurants to new and existing franchisees,
o    Costs of closing our underperforming stores and
o Impairment charges both for restaurants we intend to continue to use in the business and, since April 23, 1998, restaurants we intend to close beyond the quarter in which the closure decision is made.

     The components of facility actions net (gain) loss for 1998, 1997 and 1996 were as follows:

                                                            1998                               1997
                                               --------------------------------   -------------------------------

                                                              (Excluding 1997                      (Excluding
                                                              4th Qtr. Charge                     1997 4th Qtr.
                                                  Total         Adjustments)        Total            Charge)            1996
                                               ------------   -----------------   -----------    ----------------    ------------
U.S.
----
Refranchising gains(a)                         $    (275)     $       (249)       $     (67)     $       (144)       $     (134)
Store closure costs                                   (9)               27              154                13                45
Impairment charges                                    28                28               59                47                54
                                               ------------   -----------------   -----------    ----------------    ------------
Facility actions net (gain) loss                    (256)             (194)             146               (84)              (35)
                                               ------------   -----------------   -----------    ----------------    ------------

International
-------------

Refranchising gains(a)(b)                             (4)              (32)             (45)             (104)               (5)
Store closure costs, net                             (18)                2               94                22                (5)
Impairment charges                                     3                 3               52                 3                 8
                                               ------------   -----------------   -----------    ----------------    ------------
Facility actions net (gain) loss                     (19)              (27)             101               (79)               (2)
                                               ------------   -----------------   -----------    ----------------    ------------

Worldwide
---------
Refranchising gains(a)(b)                           (279)             (281)            (112)             (248)             (139)
Store closure costs                                  (27)               29              248                35                40
Impairment charges(c)                                 31                31              111                50                62
                                               ------------   -----------------   -----------    ----------------    ------------
Facility actions net (gain) loss               $    (275)     $       (221)       $     247      $       (163)       $      (37)
                                               ============   =================   ===========    ================    ============

(a) Includes initial franchise fees in the U.S. of $39 million, $39 million and $22 million in 1998, 1997 and 1996, respectively, and in International of $5 million and $2 million in 1998 and 1997, respectively. See Note 5.
(b) Includes a tax-free gain of $100 million in 1997 from refranchising our restaurants in New Zealand through an initial public offering.
(c) Impairment charges for 1998 were recorded against the following asset categories:

     Property, plant and equipment                    $      25
     Intangible assets:
       Goodwill                                               4
       Reacquired franchise rights                            2
                                                    ---------------
     Total Impairment                                 $      31
                                                    ===============

      In executing our refranchising initiatives, we most often offer groups of restaurants. As discussed in Note 2, we only consider the underlying stores "held for disposal" where a group of stores is expected to be sold at a loss.

      The following table displays a summary of the 1998 activity related to stores closed or held for closure and stores refranchised or held for refranchising. We believe that the remaining carrying amounts for facility actions are adequate to complete our current plan of disposal.

                                              (Income) Expense Impact
                                           ------------------------------
                            Carrying                         Estimate/                                           Carrying
                            Amount at          New           Decision                                             Amount at
                            12/27/97        Decisions        Changes         Utilizations          Other          12/26/98
                          --------------   -------------    -------------   --------------     -------------   -------------

Asset Valuation
  Allowances              $    291         $      16        $      (33)     $      (148)       $       1       $      127
Liabilities                    115                 5                (8)             (36)               1               77

     The carrying value of assets held for disposal (which include stores, a minority interest investment in a non-core business and our idle processing facility in Wichita, Kansas) by reportable operating segment as of December 26, 1998 and December 27, 1997 were as follows:

                              1998                       1997
                           -----------                -----------
      U.S.                 $     111                  $    149
      International               46                        93
                           -----------                -----------
      Total                $     157                  $    242
                           ===========                ===========

     We anticipate that all assets with the possible exception of the Wichita facility will be sold within the next twelve months.

     The results of operations for stores held for disposal or disposed of in 1998 and 1997 were as follows:

                                                                           1998                      1997
                                                                    --------------------      -------------------
         Stores held for disposal or disposed of in 1998:
           Sales                                                        $        987              $      1,528
           Restaurant Margin                                                      95                        98

         Stores disposed of in 1997:
           Sales                                                        $          -              $        631
           Restaurant Margin                                                       -                        48

     We expect that the loss of restaurant margin from the disposal of these stores will be mitigated by the increased royalty fees for stores refranchised, lower general and administrative expenses and reduced interest costs primarily resulting from the reduction of debt by the after-tax cash proceeds from our refranchising activities. The margin reported above includes the benefit from the suspension of depreciation and amortization of approximately $37 million ($23 million in the U.S. and $14 million in International) and $17 million in the U.S. in 1998 and 1997, respectively, on assets held for disposal.

Unusual Charges

                         1998              1997                1996
                    ---------------    --------------     ---------------
U.S.                $         11       $        85        $       246
International                  4                99                  -
                    ---------------    --------------     ---------------
Worldwide           $         15       $       184        $       246
                    ===============    ==============     ===============
After-tax           $          3       $       165        $       189
                    ===============    ==============     ===============

     Unusual charges in 1998 included: (1) an increase in the estimated costs of settlement of certain wage and hour litigation and associated defense and other costs incurred; (2) severance and other exit costs related to strategic decisions to streamline the infrastructure of our international businesses; (3) favorable adjustments to our 1997 fourth quarter charge related to anticipated actions that were not taken, primarily severance; (4) write-down to estimated fair market value less costs to sell of our minority interest in a privately held non-core business, previously carried at cost, now held for sale; and (5) reversals of certain valuation allowances and lease liabilities relating to better-than-expected proceeds from the sale of properties and settlement of lease liabilities associated with properties retained upon the sale of a Non-core Business.

     Unusual charges in 1997 included: (1) $120 million ($125 million after-tax) of unusual asset impairment and severance charges included in our 1997 fourth quarter charge described above; (2) charges to further reduce the carrying amounts of the Non-core Businesses held for disposal to estimated market value, less costs to sell; and (3) charges relating to the estimated costs of settlement of certain wage and hour litigation and the associated defense and other costs incurred.

     Unusual charges in 1996 resulted from our decision to dispose of our Non-core Businesses. The charge represented the reduction of the carrying amounts of the Non-core Businesses to estimated fair market value, less costs to sell. The estimated fair market value was initially determined by using estimated selling prices based upon the opinion of an investment banking firm retained to assist in the selling activity.

Note 5 - Franchise and License Fees

     Our franchise and certain license arrangements for our traditional and non-traditional points of distribution, respectively, provide for initial fees. The agreements also require the franchisee or licensee to pay continuing fees based upon a percentage of sales. Initial franchise fees from refranchising activities arise from an initiative we adopted in late 1994 to reduce our percentage ownership of total system units by selling our stores to new and existing franchisees. We include initial franchise fees from refranchising activities as part of refranchising gains.

                                                                       1998                 1997                  1996
---------------------------------------------------------------------------------------------------------------------------
Initial fees, including renewal fees                               $       67           $       86            $     43
Initial franchise fees from refranchising activities                      (44)                 (41)                (22)
                                                                   --------------       --------------        -------------
                                                                           23                   45                  21
Continuing fees                                                           593                  528                 473
                                                                   --------------       --------------        -------------
                                                                   $      616           $      573            $    494
                                                                   ==============       ==============        =============

Initial fees in 1997 include $24 million of special KFC renewal fees.

Note 6 - Property, Plant and Equipment, net

                                                  1998                1997
-------------------------------------------------------------------------------
Land                                          $      707          $      834
Buildings and improvements                         2,861               3,163
Capital leases, primarily buildings                  124                 152
Machinery and equipment                            1,795               2,040
                                              -------------       -------------
                                                   5,487               6,189
Accumulated depreciation and amortization         (2,491)             (2,720)
Valuation allowances                                (100)               (208)
                                              -------------       -------------
                                              $    2,896          $    3,261
                                              =============       =============

Note 7 - Intangible Assets, net

                                                   1998           1997
---------------------------------------------------------------------------
Reacquired franchise rights                    $     418      $     544
Trademarks and other identifiable intangibles        123            132
Goodwill                                             110            136
                                               ------------   -------------
                                               $     651      $     812
                                               ============   =============

     We have subtracted accumulated amortization of $473 million and $508 million and valuation allowances of $18 million and $66 million at year-end 1998 and 1997, respectively, in determining the above amounts.


Note 8 - Accounts Payable and Other Current Liabilities

                                                   1998           1997
---------------------------------------------------------------------------
Accounts payable                               $     476      $     453
Accrued compensation and benefits                    310            297
Other accrued taxes                                   98            103
Other current liabilities                            399            410
                                               ------------   -------------
                                               $   1,283      $   1,263
                                               ============   =============



Note 9 - Short-term Borrowings and Long-term Debt

                                                                                1998                 1997
-------------------------------------------------------------------------------------------------------------
Short-term Borrowings
Current maturities of long-term debt                                     $        46           $        19
Other                                                                             50                   105
                                                                         ---------------       --------------
                                                                         $        96           $       124
                                                                         ===============       ==============
Long-term Debt
Senior, unsecured Term Loan Facility, due October 2002                   $       926           $     1,968
Senior, unsecured Revolving Credit Facility, expires October 2002              1,815                 2,435
Senior, Unsecured Notes, due May 2005 (7.45%)                                    352                     -
Senior, Unsecured Notes, due May 2008 (7.65%)                                    251                     -
Capital lease obligations (see Note 10)                                          117                   140
Other, due through 2010 (5% - 12%)                                                21                    27
                                                                         ---------------       --------------
                                                                               3,482                 4,570
Less current maturities of long-term debt                                        (46)                  (19)
                                                                         ---------------       --------------
                                                                         $     3,436           $     4,551
                                                                         ===============       ==============

We have included any related discount or premium in the carrying amount of long-term debt.


     On October 2, 1997, we entered into a $5.25 billion bank credit agreement comprised of a $2 billion senior, unsecured Term Loan Facility and a $3.25 billion senior, unsecured Revolving Credit Facility (collectively referred to as the "Facilities") which mature on October 2, 2002. Our principal U.S. Subsidiaries have guaranteed the Facilities.
Amounts borrowed under the Term Loan Facility that we repay may not be reborrowed.

     We used $4.5 billion of the initial $4.55 billion borrowed under the Facilities to make a Spin-off related payment to PepsiCo. We used the remaining $50 million of the proceeds to provide cash collateral securing certain obligations previously secured by PepsiCo, to pay fees and expenses related to the Spin-off and establishment of the Facilities and for general corporate purposes. Interest on amounts borrowed is payable at least quarterly at rates which are variable, based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin factor as defined in the credit agreement. At December 26, 1998, the weighted average interest rate on our variable rate debt was 6.2%, which includes the effects of associated interest rate swaps and collars. See Note 11 for a discussion of our use of interest rate swaps, our management of inherent credit risk and fair value information related to debt and interest rate swaps.

     At December 26, 1998, we had unused borrowings available under the Revolving Credit Facility of $1.3 billion, net of outstanding letters of credit of $173 million. Once we have repaid the Term Loan in full, mandatory prepayments may be required of the Revolving Credit Facility which would reduce the amount available. Absent this circumstance, under the terms of the Revolving Credit Facility, we may borrow up to $3.25 billion less outstanding letters of credit until maturity. We pay a facility fee on the Revolving Credit Facility. The variable margin factor and facility fee rate is determined based on the more favorable of our leverage ratio or third-party senior debt ratings as defined in the agreement. Facility fees accrued at December 26, 1998 were $1.7 million.

     The Facilities are subject to various covenants including financial covenants relating to maintenance of specific leverage and fixed charge coverage ratios. In addition, the Facilities contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness including guarantees of indebtedness, cash dividends, aggregate non-U.S. investment and certain other transactions, as defined in the agreement. Since October 6, 1997, we have complied with all covenants governing the Facilities. The Facilities contain mandatory prepayment terms for certain capital market transactions and refranchising of restaurants as defined in the agreement.

     In 1997, we filed with the Securities and Exchange Commission a shelf registration statement with respect to offerings of up to $2 billion of senior unsecured debt. In May 1998, we issued $350 million 7.45% Unsecured Notes due May 15, 2005 and $250 million 7.65% Unsecured Notes due May 15, 2008 (collectively referred to as the "Notes"). We used the proceeds, net of issuance costs, to reduce existing borrowings under the Facilities. We carry the Notes net of related discounts, which are being amortized over the life of the Notes. The unamortized discount for both issues was approximately $1.1 million at December 26, 1998 and the amortization during 1998 was not significant. Interest is payable May 15 and November 15 and commenced on November 15, 1998. In anticipation of the issuance of the Notes, we entered into $600 million in treasury locks (the "Locks") to reduce interest rate sensitivity in pricing of the Notes. Concurrent with the issuance of the Notes, the Locks were settled at a gain, which is being amortized to interest expense over the life of the Notes. The effective interest rate on the 2005 Notes and the 2008 Notes is 7.6% and 7.8%, respectively.

     Interest expense on the short-term borrowings and long-term debt was $291 million, $290 million and $310 million in 1998, 1997 and 1996, respectively.
Interest expense in 1997 and 1996 included the PepsiCo interest allocation of $188 million and $275 million, respectively.

     The annual maturities of long-term debt through 2003, excluding capital lease obligations, are 1999 - $34 million; 2000 - $4 million; 2001 - $2 million; 2002 - $2.72 billion; 2003 - $1 million; and $604 million thereafter.

Note 10 - Leases

     We have non-cancelable commitments under both capital and long-term operating leases, primarily for our restaurants. Capital and operating lease commitments expire at various dates through 2087 and, in many cases, provide for rent escalations and renewal options. Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and sublease receivables under non-cancelable leases are set forth below:

                           Commitments                 Sublease Receivables
                ------------------------------    ------------------------------
                                                     Direct
                  Capital        Operating         Financing         Operating
                -----------    --------------     -------------     ------------

1999            $      22      $      227         $        2        $       14
2000                   21             194                  2                12
2001                   20             171                  2                11
2002                   18             152                  2                 9
2003                   18             130                  2                 8
Thereafter            128             704                 12                43
                -----------    --------------     -------------     ------------
                $     227      $    1,578         $       22        $       97
                ===========    ==============     =============     ============


     At year-end 1998, the present value of minimum payments under capital leases was $117 million, after deducting $110 million representing imputed interest.

The details of rental expense and income are set forth below:

                                 1998           1997             1996
                             -----------   ------------     ------------
   Rental expense
     Minimum                 $     308     $     341        $     333
     Contingent                     25            30               32
                             -----------   ------------     ------------
                             $     333     $     371        $     365
                             ===========   ============     ============

   Minimum rental income     $      18     $      19        $      16
                             ===========   ============     ============

Contingent rentals are based on sales levels in excess of stipulated amounts contained in the lease agreements.

Note 11 - Financial Instruments

Derivative Instruments
----------------------

     Our policy prohibits the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. As of December 26, 1998, our use of derivative instruments was limited to interest rate swaps and collars entered into with financial institutions and commodity futures contracts traded on national exchanges.

     We enter into interest rate swaps and collars with the objective of reducing our exposure to interest rate risk. During 1998 and 1997, we entered into interest rate swaps to effectively convert a portion of our variable rate bank debt to fixed rate. Reset dates and the floating rate indices on the swaps match those of the underlying bank debt. Accordingly, any market risk or opportunity associated with swaps is offset by the opposite market impact on the related debt. At December 26, 1998, we had outstanding interest rate swaps with notional amounts of $1.2 billion. Under the contracts, we agree with other parties to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. At December 26, 1998, our average pay rate was 5.9%. Our payables under the related swaps aggregated $1.6 million at December 26, 1998. The swaps mature at various dates through 2001.

     During 1998, we entered into interest rate collars to reduce interest rate sensitivity on a portion of our variable rate bank debt. Interest rate collars effectively lock in a range of interest rates by establishing a cap and floor. Reset dates and the floating index on the collars match those of the underlying bank debt. If interest rates remain within the collared cap and floor, no payments are made. If rates rise above the cap level, we receive a payment. If rates fall below the floor level, we make a payment. At December 26, 1998, we had outstanding interest rate collars with notional amounts of $700 million. Under the contracts, we agree with other parties to exchange, as required, the difference between the effective LIBOR rate and the cap or floor rate if the effective LIBOR rates fall outside the collared range. At December 26, 1998, our average pay rate on collars was 5.4%. Our payables under the related collars were immaterial and there were no related receivables at December 26, 1998. The collars mature at various dates through 1999.

     Our credit risk from the swap and collar agreements is dependent both on the movement in interest rates and possibility of non-payment by counterparties. We mitigate credit risk by entering into these agreements with high-quality counterparties, netting swap payments within contracts and limiting payments associated with the collars to differences outside the collared range.

     Open commodity future contracts and deferred gains and losses at year-end 1998 and 1997, as well as gains and losses recognized as part of cost of sales in 1998, 1997 and 1996, were not significant.

Fair Value
----------

     Excluding the financial instruments included in the table below, the carrying amounts of our financial instruments approximate fair value.

     The carrying amounts and fair values of TRICON's financial instruments are as follows:

                                                                              1998                              1997
                                                                  -------------------------------   --------------------------------
                                                                                                       Carrying
                                                                  Carrying Amount    Fair Value         Amount         Fair Value
                                                                  ----------------   ------------    --------------    ------------
Debt
  Short-term borrowings and long-term debt, excluding capital
    leases                                                        $     3,415        $    3,431      $     4,535       $    4,536
Debt-related derivative instruments
  Open contracts in liability position                                      2                17                -                2
                                                                  ----------------   ------------    --------------    ------------
Debt, excluding capital leases                                    $     3,417        $    3,448      $     4,535       $    4,538
                                                                  ================   ============    ==============    ============
Guarantees                                                        $         -        $       24      $         -       $       18
                                                                  ================   ============    ==============    ============

     We estimated the fair value of debt, debt-related derivative instruments and guarantees using market quotes and calculations based on market rates. See
Note 18 for recently issued accounting pronouncements relating to financial instruments.

Note 12 - Pension Plans and Postretirement Medical Benefits

     We sponsor noncontributory defined benefit pension plans covering substantially all full-time U.S. salaried employees and certain hourly employees and noncontributory defined benefit pension plans covering certain international employees. In addition, we provide postretirement health care benefits to eligible retired employees and their dependents, principally in the U.S. Salaried retirees who have 10 years of service and attain age 55 are eligible to participate in the postretirement benefit plans; since 1994, these plans have included retiree cost sharing provisions. Prior to the Spin-off, PepsiCo covered the participants with plans that had similar benefits. Under an agreement with PepsiCo, we have assumed or retained pension liabilities related to substantially all of our participants. Assets of the PepsiCo plans have been allocated and transferred in accordance with regulatory rules between the PepsiCo plans and our plans. We base benefits generally on years of service and compensation or stated amounts for each year of service.

                                                                                                      Postretirement
                                                                     Pension Benefits                Medical Benefits
                                                                   1998            1997            1998           1997
                                                                ------------    -----------     -----------    ------------
Change in benefit obligation
  Benefit obligation at beginning of year                       $   286         $  210          $    38        $    31
    Service cost                                                     21             18                2              2
    Interest cost                                                    20             17                3              2
    Curtailment gain                                                  -              -               (3)             -
    Special termination benefits                                      1              1                1              -
    Benefits and expenses paid                                      (13)           (11)              (2)            (1)
    Actuarial loss (gain)                                             -             51               (1)             4
                                                                ------------    -----------     -----------    ------------
  Benefit obligation at end of year                                 315            286               38             38
                                                                ------------    -----------     -----------    ------------
Change in plan assets
  Fair value of plan assets at beginning of year                    270            224                -              -
    Actual return on plan assets                                      1             57                -              -
    Employer contributions                                            1              1                -              -
    Benefits paid                                                   (11)           (10)               -              -
    Administrative expenses                                          (2)            (2)               -              -
                                                                ------------    -----------     -----------    ------------
  Fair value of plan assets at end of year                          259            270                -              -
                                                                ------------    -----------     -----------    ------------
Reconciliation of funded status
  Funded status                                                     (56)           (16)             (38)           (38)
  Unrecognized actuarial loss (gain)                                 11             (6)              (2)             -
  Unrecognized transition asset                                       -             (2)               -              -
  Unrecognized prior service costs                                    2              3               (4)            (6)
                                                                ------------    -----------     -----------    ------------
    Net amount recognized at year-end                           $   (43)        $  (21)         $   (44)       $   (44)
                                                                ============    ===========     ===========    ============



                                                                                                      Postretirement
                                                                     Pension Benefits                Medical Benefits
                                                                   1998             1997           1998            1997
                                                                ------------    -----------     -----------    ------------
Amounts  recognized  in  the  statement  of  financial  position consist of:
  Prepaid benefit cost                                          $     -         $    1          $     -        $     -
  Accrued benefit liability                                         (46)           (22)             (44)           (44)
  Accumulated other comprehensive income                              3              -                -              -
                                                                ------------    -----------     -----------    ------------
    Net amount recognized at year-end                           $   (43)        $  (21)         $   (44)       $   (44)
                                                                ============    ===========     ===========    ============


  Other   comprehensive   income   attributable   to  change  in
    additional minimum liability recognition                    $     3         $   (4)

Additional  year-end  information for pension plans with benefit obligations in excess of plan assets:
  Benefit obligation                                            $   315         $   26
  Fair value of plan assets                                         259              -

Additional   year-end   information   for  pension   plans  with
  accumulated benefit obligations in excess of plan assets:
  Projected benefit obligation                                  $    46         $   26
  Accumulated benefit obligation                                     29              7
  Fair value of plan assets                                          15              -

Components of net periodic benefit cost
  Service cost                                                  $    21         $   18          $     2        $     2
  Interest cost                                                      20             17                3              2
  Expected return on plan assets                                    (21)           (19)               -              -
  Amortization of prior service cost                                  -              -               (2)            (2)
  Amortization of transition (asset) obligation                      (2)            (4)               -              -
  Recognized actuarial (gain) loss                                    2              1                -              -
                                                                ------------    -----------     -----------    ------------
    Net periodic benefit cost                                   $    20         $   13          $     3        $     2
                                                                ============    ===========     ===========    ============

  Additional (gain) loss recognized due to:
    Curtailment                                                 $     -         $    -          $    (3)       $     -
    Special termination benefits                                      3              2                1              -


The assumptions used to compute the information above are set forth below:

  Discount rate - projected benefit obligation                       6.8%           7.1%              7.0%            7.3%
  Expected long-term rate of return on plan assets                  10.0%          10.0%                -               -
  Rate of compensation increase                                      4.5%      5.2 - 6.6%             4.5%            5.2%

     We have assumed the annual increase in cost of postretirement medical benefits was 6.5% in 1998 and will be 6.5% in 1999. We are assuming the rate will decrease 0.5% for 2000 and 2001, reaching an ultimate rate of 5.5% in the year 2001 and remain at that level thereafter. We implemented a cap on our medical liability for certain retirees, which is expected to be reached between the years 2001-2004; at that point our cost will not increase.

     Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement health care plans. The effects of a one percentage point increase or decrease in the assumed health care cost trend rates on postretirement benefit obligations are $1.4 million and $1.3 million, respectively. The effects of a one percentage point increase or decrease in the assumed health care cost trend rates on total service and interest cost components are not significant.

     Accounting for pensions requires us to develop an assumed interest rate on securities with which the pension liabilities could be effectively settled. In estimating this discount rate, we look at rates of return on high-quality corporate fixed income securities currently available and expected to be available during the period to maturity of the pension benefits. As it is impractical to find an investment portfolio which exactly matches the estimated payment stream of the pension benefits, we often have projected short-term cash surpluses. In 1998, we changed the method for determining our pension and postretirement medical benefit discount rate to better reflect the assumed investment strategies we would most likely use to invest any short-term cash surpluses. Previously, we assumed that all short-term cash surpluses would be invested in U.S. government securities. Our new methodology assumes that our investment strategies would be equally divided between U.S. government securities and high-quality corporate fixed income securities. Our new methodology resulted in a reduction of approximately $24 million in our 1998 accumulated benefit obligation as compared to the previous method. Our change in methodology had no effect on our 1998 net income.

Note 13 - Employee Stock-Based Compensation

         At year-end 1998, we had three stock option plans in effect: the 1997 Long-Term Incentive Plan ("LTIP"), the TRICON Global Restaurants, Inc. Restaurant General Manager Stock Option Plan ("YUMBUCKS") and the TRICON Global Restaurants, Inc. SharePower Plan ("SharePower"). We may grant options to purchase up to 22.5 million shares of stock under the LTIP at a price equal to or greater than the average market price of the stock on the date of grant. New options we grant can have varying vesting provisions and exercise periods. Options granted vest in periods ranging from immediate to 2006 and expire ten to fourteen years after grant. Potential awards to employees and non-employee directors under the LTIP include stock options, performance restricted stock units, incentive stock options, stock appreciation rights and restricted stock. We have issued only stock options and performance restricted stock units under the LTIP. We may grant options to purchase up to 7.5 million shares of stock under YUMBUCKS at a price equal to or greater than the average market price of the stock on the date of grant. YUMBUCKS options granted have a four year vesting period and expire ten years after grant. We do not anticipate that any further grants will be made pursuant to the SharePower plan although options previously granted could be outstanding through 2006.

     At the Spin-off Date, we converted certain of the unvested options to purchase PepsiCo stock that were held by our employees to TRICON stock options under either the LTIP or the SharePower plan. We converted the options at amounts and exercise prices that maintained the amount of unrealized stock appreciation that existed immediately prior to the Spin-off. The vesting dates and exercise periods of the options were not affected by the conversion. Based on their original PepsiCo grant date, our converted options vest in periods ranging from one to ten years and expire ten to fifteen years after grant.

     Had we determined compensation cost for all TRICON option grants to employees and non-employee directors consistent with SFAS 123, our net income
(loss) and basic and diluted earnings per Common Share would have been reduced (increased) to the pro forma amounts indicated below:

                                                 1998                 1997
                                            ----------------     ---------------
Net Income (Loss)
  As reported                               $       445          $    (111)
  Pro forma                                         422               (112)

Basic Earnings per Common Share
  As reported                               $      2.92
  Pro forma                                        2.77

Diluted Earnings per Common Share
  As reported                               $      2.84
  Pro forma                                        2.70

     SFAS 123 pro forma loss per Common Share data for 1997 is not meaningful as we were not an independent, publicly owned company prior to the Spin-off.

     The effects of applying SFAS 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years because variables such as the number of option grants, exercises and stock price volatility included in the disclosures may not be indicative of future activity.

     We estimated the fair value of each option grant made during 1998 and 1997 subsequent to the Spin-off as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              1998                   1997
                                        -----------------      -----------------
        Risk-free interest rate               5.5%                   5.8%
        Expected life (years)                 6.0                    6.6
        Expected volatility                  28.8%                  27.5%
        Expected dividend yield               0.0%                   0.0%

     A summary of the status of all options granted to employees and non-employee directors as of December 26, 1998 and December 27, 1997, and changes during the years then ended is presented below: (tabular options in thousands)

                                                                  December 26, 1998                   December 27, 1997
                                                            ------------------------------      -------------------------------
                                                                              Wtd. Avg.                            Wtd. Avg.
                                                                               Exercise                            Exercise
                                                              Options           Price             Options            Price
                                                            -------------    -------------      -------------    --------------
Outstanding at beginning of year                                15,245       $     23.03                 -       $        -
Conversion of PepsiCo options                                        -                -             13,951             21.48
Granted at price equal to average market price                  12,084             29.37               872             32.95
Granted at price greater than average market price                   -                -              1,334             31.63
Exercised                                                         (962)            18.93              (112)            24.80
Forfeited                                                       (3,668)            25.60              (800)            20.84
                                                            -------------    -------------      -------------    --------------
Outstanding at end of year                                      22,699       $    26.16             15,245       $    23.03
                                                            =============    =============      =============    ==============

Exercisable at end of year                                       3,006       $    21.16              1,251       $    23.84
                                                            =============    =============      =============    ==============

Weighted average of fair value of options granted           $    11.65                          $    13.37
                                                            =============                       =============

     The following table summarizes information about stock options outstanding and exercisable at December 26, 1998:

                                             Options Outstanding                                Options Exercisable
                            ----------------------------------------------------------    -------------------------------------


                                                    Weighted
                                                    Average             Weighted                                   Weighted
  Range of Exercise                                Remaining             Average                                   Average
        Prices                 Options          Contractual Life      Exercise Price           Options          Exercise Price
----------------------     -----------------    -----------------    ----------------    ------------------    ---------------

  $ 0.01 -  17.80                2,944                5.83             $    15.01               1,417            $     14.34
   22.02 -  29.40               13,339                8.10                  25.67               1,212                  25.76
   30.41 -  34.47                5,803                9.27                  31.71                 366                  31.63
   35.13 -  43.88                  613                9.71                  37.66                  11                  43.88
                           -----------------                                             ------------------
                                22,699                                                          3,006
                           =================                                             ==================

     In November 1997, we granted two awards of performance restricted stock units of TRICON's Common Stock to our Vice Chairman/President. The awards were made under the LTIP and may be paid in Common Stock of TRICON or cash at the discretion of the Board of Directors. Payments of the awards of $2.7 million and $3.6 million are contingent upon the Vice Chairman/President's continued employment through January 25, 2001 and 2006, respectively, and our attainment of certain pre-established earnings thresholds, as defined. We expense these awards over the performance periods stipulated above; the amount included in earnings in 1998 and 1997 was $1.3 million and $150,000, respectively.

Note 14 - Other Compensation and Benefit Programs

     We sponsor a contributory plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code ("401(k) Plan") for eligible full-time U.S. salaried and certain hourly employees. Participants may elect to contribute up to 15% of their eligible compensation on a pretax basis. We are not required to make contributions to the Plan. In 1998, a Stock Ownership Program ("YUMSOP") was added to the TRICON Common Stock investment option. Under YUMSOP, we make a partial discretionary match of each participant's contribution to the TRICON Common Stock Fund. We determine our percentage match at the beginning of each year based on the immediate prior year performance of our Core Businesses.

      In addition, we sponsor two deferred compensation benefit programs, the Executive Income Deferral Program and the Restaurant Deferred Compensation Plan (the "EID Plan" and the "RDC Plan") for eligible employees and non-employee directors. These plans allow participants to defer receipt of all or a portion of their annual salary and incentive compensation. As defined by the benefit programs, we credit the amounts deferred with earnings based on certain investment options selected by the participants. We expense the earnings amounts as incurred. Our obligations under these programs as of year-end 1998 and 1997 were $70 million and $37 million, respectively.

     In late 1997, we introduced a new investment option for both benefit programs allowing participants to defer certain incentive compensation into the purchase of phantom shares of our Common Stock at a 25% discount from the average market price at the date of deferral. Participants bear the risk of forfeiture of both the discount and any amounts deferred if they voluntarily separate from employment during the two year vesting period. We expense the intrinsic value of the discount over the vesting period.

     We will phase in certain structural changes to the EID Plan during 1999 and 2000. These changes include limiting phantom investment options, primarily to our Common Stock, and requiring the distribution of investments in the TRICON Common Stock option to be paid in shares of our Common Stock. Due to these structural changes, in 1998 we agreed to pay a one time premium on January 1, 2000 to participants with an account balance as of December 31, 1999. The premium payment will equal 10% of the participant's account balance, excluding investments in discount stock option and 1999 deferrals, as of the date specified by the EID Plan.

     During 1998, RDC participants also became eligible to purchase phantom shares of our Common Stock under YUMSOP as defined above.

     We expensed $22 million, including the estimated premium payment for the EID Plan, for 1998 and insignificant amounts for 1997 and 1996 for these programs.

Note 15 - Shareholders' Rights Plan

     On July 21, 1998, our Board of Directors declared a dividend distribution of one right for each share of Common Stock outstanding as of August 3, 1998 (the "Record Date"). Each right initially entitles the registered holder to purchase a unit consisting of one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, without par value, at a purchase price of $130 per Unit, subject to adjustment. The rights, which do not have voting rights, will become exercisable for our Common Stock ten business days following a public announcement that a person or group has acquired, or has commenced or intends to commence a tender offer for, 15% or more, or 20% or more if such person or group owned 10% or more on the adoption date of this plan, of our Common Stock. In the event the rights become exercisable for Common Stock, each right will entitle its holder (other than the Acquiring Person as defined in the Agreement) to purchase, at the right's then-current exercise price, TRICON Common Stock having a value of twice the exercise price of the right. In the event the rights become exercisable for Common Stock and thereafter we are acquired in a merger or other business combination, each right will entitle its holder to purchase, at the right's then-current exercise price, common stock of the acquiring company having a value of twice the exercise price of the right.

     We can redeem the rights in their entirety, prior to becoming exercisable, at $0.01 per right under certain specified conditions. The rights expire on July 21, 2008, unless we extend that date or we have earlier redeemed or exchanged the rights as provided in the Agreement.

     This description of the rights is qualified in its entirety by reference to the Rights Agreement between TRICON and BankBoston, N.A., as Rights Agent, dated as of July 21, 1998 (including the exhibits thereto).

Note 16 - Income Taxes

     The details of our income tax provision are set forth below:

                                    1998             1997              1996
------------------------------------------------------------------- ------------
Current:      Federal          $     231        $     106          $     154
              Foreign                 55               77                 93
              State                   22               31                 28
                               -----------      -----------        ------------
                                     308              214                275
                               -----------      -----------        ------------
Deferred:     Federal                 (2)             (66)              (127)
              Foreign                 10              (59)                (5)
              State                   (5)             (13)               (18)
                               -----------      -----------        ------------
                                       3             (138)              (150)
                               -----------      -----------        ------------
                               $     311        $      76          $     125
                               ===========      ===========        ============


     Our U.S. and foreign income (loss) before income taxes are set forth below:

                                    1998             1997              1996
--------------------------------------------------------------------------------
U.S.                           $     542        $      13          $     (21)
Foreign                              214              (48)                93
                               -------------    -------------      ------------
                               $     756        $     (35)         $      72
                               =============    =============      ============

     Our reconciliation of income taxes calculated at the U.S. Federal tax statutory rate to our income tax provision is set forth below:

                                                                          1998                1997                1996
----------------------------------------------------------------------------------------------------------------------------

Income taxes computed at the U.S. Federal statutory rate of 35%      $       265         $       (12)        $         25
State income tax, net of Federal tax benefit                                  32                  20                    7

Foreign and U.S. tax effects attributable to foreign operations               31                  24                   49
Effect of unusual charges                                                     (5)                 79                   28
Effect of the New Zealand IPO                                                  -                 (41)                   -
Favorable adjustments relating to prior years                                (32)                 (3)                  (1)
Nondeductible amortization of U.S. goodwill                                    9                   6                    9
Federal tax credits                                                           (4)                 (2)                  (2)
Other, net                                                                    15                   5                   10
                                                                     ----------------    ----------------    ---------------
Income tax provision                                                 $       311         $        76         $        125
                                                                     ================    ================    ===============
Effective income tax rate                                                 41.1%             (217.1)%              173.6%
                                                                     ================    ================    ===============


     The details of our 1998 and 1997 deferred tax liabilities (assets) are set forth below:

                                                           1998         1997
--------------------------------------------------------------------------------
Intangible assets and property, plant and equipment      $    243    $    253
Other                                                           8           5
                                                         ---------   ---------
Gross deferred tax liabilities                           $    251    $    258
                                                         =========   =========

Net operating loss and tax credit carryforwards          $   (107)   $    (89)
Employee benefits                                             (58)        (48)
Self-insured casualty claims                                  (46)        (57)
Stores held for disposal                                      (62)       (105)
Various liabilities and other                                (183)       (141)
                                                         ---------   ---------
Gross deferred tax assets                                    (456)       (440)
Deferred tax assets valuation allowance                       133         111
                                                         ---------   ---------
Net deferred tax assets                                      (323)       (329)
                                                         ---------   ---------
Net deferred tax (asset) liability                       $    (72)   $    (71)
                                                         =========   =========

Included in:
Prepaid expenses, deferred income taxes and
  other current assets                                   $   (137)   $    (92)
Other assets                                                    -         (12)
Deferred income taxes                                          65          33
                                                         ---------   ---------
                                                         $    (72)   $    (71)
                                                         ========    =========

     Our valuation allowance related to deferred tax assets increased by $22 million in 1998 primarily due to additions related to current year operating losses and temporary differences in a number of foreign and state jurisdictions.

     A determination of the unrecognized deferred tax liability for temporary differences related to our investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration is not practicable.

     We have available net operating loss carryforwards totaling $625 million at year-end 1998 to reduce future tax of TRICON and certain subsidiaries. The carryforwards are related to a number of foreign and state jurisdictions. Of these carryforwards, $37 million expire in 1999 and $554 million expire at various times between 2000 and 2013. The remaining $34 million of carryforwards do not expire.

Note 17 - Reportable Operating Segments

     We are engaged principally in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut and Taco Bell concepts. We also previously operated the Non-core Businesses, all of which were sold in 1997 prior to the Spin-off.

     KFC, Pizza Hut and Taco Bell operate throughout the U.S. and in 80, 88 and 12 countries and territories outside the U.S., respectively. Principal international markets include Australia, Canada, China, Japan, Mexico, Puerto Rico and the U.K. At year-end 1998, we had 12 investments in unconsolidated affiliates outside the U.S. which operate KFC and/or Pizza Hut restaurants, the most significant of which are corporate joint ventures located in Japan, the U.K. and China.

     We identify our operating segments based on management responsibility within the U.S. and International. For purposes of applying SFAS 131, we consider our U.S. Core Businesses to be similar and have aggregated them into a single reportable operating segment. Other than the U.S., no individual country represented 10% or more of our total revenues, profits or assets.

                                                                                      Revenues
                                                                  1998                   1997                     1996
------------------------------------------------------------------------------------------------------------------------------
United States                                               $     6,428             $     7,365             $     7,924
International                                                     2,040                   2,320                   2,308
                                                            -----------------       ----------------        ------------------
                                                            $     8,468             $     9,685             $    10,232
                                                            =================       ================        ==================

                                                                     Operating Profit, Interest Expense, Net and
                                                                             Income Before Income Taxes
                                                                  1998                   1997                     1996
------------------------------------------------------------------------------------------------------------------------------
United States                                               $       740             $      603(a)           $       505(a)
International(b)                                                    191                    172                      155
Facility actions net gain (loss)(c)                                 275                   (247)                      37
Unusual charges(c)                                                  (15)                  (184)                    (246)
Foreign exchange gain (loss)                                          6                    (16)                      (5)
Unallocated and corporate expenses                                 (169)(d)                (87)(e)                  (74)(e)
                                                            -----------------       ----------------        ------------------
Total Operating Profit                                            1,028                    241                      372
Interest expense, net                                               272                    276(e)                   300(e)
                                                            -----------------       ----------------        ------------------
Income (loss) before income taxes                           $       756             $      (35)             $        72
                                                            =================       ================        ==================

                                                                                   Identifiable Assets
                                                                  1998                   1997                     1996
------------------------------------------------------------------------------------------------------------------------------
United States                                               $     2,942             $    3,388              $     4,566
International(f)                                                  1,447                  1,479                    1,954
Corporate(g)                                                        142                    247                        -
                                                            -----------------       ----------------        ------------------
                                                            $     4,531             $    5,114              $     6,520
                                                            =================       ================        ==================

                                                                              Depreciation and Amortization
                                                                  1998                   1997                     1996
------------------------------------------------------------------------------------------------------------------------------
United States                                               $      300              $      388              $       472
International                                                      104                     143                      149
Corporate                                                           13                       5                        -
                                                            -----------------       ----------------        ------------------
                                                            $      417              $      536              $       621
                                                            =================       ================        ==================

                                                                                    Capital Spending
                                                                  1998                   1997                     1996
------------------------------------------------------------------------------------------------------------------------------
United States                                               $      305              $      381              $       462
International                                                      150                     157                      158
Corporate                                                            5                       3                        -
                                                            -----------------       ----------------        ------------------
                                                            $      460              $      541              $       620
                                                            =================       ================        ==================


(a) Results from the United States in 1997 and 1996 included the Non-core Businesses disposed of in 1997. Excluding the unusual disposal charges, the Non-core Businesses contributed the following:

                                            1997                   1996
                                       --------------         -------------
       Revenues                        $     268              $    394
       Operating profit (loss)                13                   (10)
       Interest expense, net                   3                     5
       Income before income taxes             10                   (15)
(b) Included equity income of unconsolidated affiliates of $18 million, $8 million and $7 million in 1998, 1997 and 1996, respectively.
(c) See Note 4 for a discussion and breakout by reportable operating segment of facility actions net gain (loss) and unusual charges.
(d) Corporate and unallocated expenses increased in 1998 primarily due to spending on Year 2000 compliance and remediation efforts, costs to relocate our processing center from Wichita to other facilities and expenses incurred as an independent, publicly owned company as well as additional expenses related to the efforts to improve and standardize our operating, administrative and accounting systems.
(e) Included amounts allocated by PepsiCo prior to the Spin-off of $37 million and $53 million in 1997 and 1996, respectively, related to general and administrative expenses and $188 million and $275 million in 1997 and 1996, respectively, related to interest expense.
(f) Included investment in unconsolidated affiliates of $159 million, $143 million and $228 million for 1998, 1997 and 1996, respectively.
(g) Included restricted cash, capitalized debt issuance costs, advances to our voluntary employees' beneficiary association trust, leasehold improvements in certain of our office facilities and non-core assets held for sale.

     See Note 4 for additional operating segment disclosures related to impairment, suspension of depreciation and amortization and the carrying amount of assets held for disposal.

     The 1997 and 1996 financial data we reported above is materially consistent with restaurant segment information previously reported by PepsiCo. We made adjustments to these amounts primarily to remove the impact of the restaurant distribution business previously included by PepsiCo in its restaurant segment, and to include the investment in and our equity income (loss) of unconsolidated affiliates within the international segment. We made this change to align our reporting with the way we internally review and make decisions regarding our international business.

Note 18 - New Accounting Pronouncements Not Yet Adopted

     a. Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

     Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998. SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, certain external direct costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 and must be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of this SOP. We currently expense all these costs as incurred.

     b.  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related change in fair value on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. When adopted, SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     We have not yet quantified the effects of adopting SFAS 133 on our financial statements or determined the timing of or method of our adoption of SFAS 133. However, the Statement could increase volatility in our earnings and other comprehensive income.

Note 19 - Commitments and Contingencies

     Relationship with PepsiCo After Spin-off

     After the Spin-off, PepsiCo had no ownership interest in us. Immediately after the Spin-off, however, certain of our shares were held by the PepsiCo pension trust on behalf of PepsiCo employees. We entered into separation and other related agreements (the "Separation Agreement"), outlined below, governing the Spin-off transaction and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the Spin-off. In addition, prior to the Spin-off, our U.S. Core Businesses each entered into a multi-year agreement with Pepsi-Cola Company, a wholly owned subsidiary of PepsiCo, regarding the purchase of beverage products. Prior to the Spin-off and PepsiCo's sale to Ameriserve of PFS, our primary U.S. food and supplies distributor, our Core Businesses signed a multi-year distribution agreement with PFS. Neither contract is for quantities expected to exceed normal usage.

     The Separation Agreement provided for, among other things, our assumption of all liabilities relating to the restaurant businesses, inclusive of the Non-core Businesses, and our indemnification of PepsiCo with respect to these liabilities. We have included our best estimates of these liabilities in the accompanying Consolidated Financial Statements. Subsequent to Spin-off, claims have been made by certain Non-core Business franchisees and a purchaser of one of the businesses. We are disputing the validity of these claims; however, we believe that any settlement of these claims at amounts in excess of previously recorded liabilities is not likely to have a material adverse effect on our results of operations, financial condition or cash flows.

     In addition, we must pay a fee to PepsiCo for all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. This obligation ends at the time they are released, terminated or replaced by a qualified letter of credit covering the full amount of contingencies under the letters of credit, guarantees and contingent liabilities. Our fee payments to PepsiCo during 1998 were immaterial. We have also indemnified PepsiCo for any costs or losses it incurs with respect to these letters of credit, guarantees and contingent liabilities.

     Under the separation agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through the Spin-off Date. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. We have agreed to certain restrictions on future actions to help ensure that the Spin-off maintains its tax-free status. Our restrictions include, among other things, limitations on our liquidation, merger or consolidation with another company, certain issuances and redemptions of our Common Stock, our granting of stock options and our sale, refranchising, distribution or other disposition of assets. If we fail to abide by these restrictions or to obtain waivers from PepsiCo and, as a result, the Spin-off fails to qualify as a tax-free reorganization, we will be obligated to indemnify PepsiCo for any resulting tax liability which could be substantial. We have not been required to make any payments under these indemnities. Additionally, under the terms of the tax separation agreement, PepsiCo is entitled to the federal income tax benefits related to the exercise after the Spin-off of vested PepsiCo options held by our employees.

     Other Commitments and Contingencies

     We were directly or indirectly contingently liable in the amounts of $327 million and $302 million at year-end 1998 and 1997, respectively, for certain lease assignments and guarantees. In connection with these contingent liabilities, after the Spin-off Date, we were required to maintain cash collateral balances at certain institutions of approximately $30 million, which is included in Other Assets in the accompanying Consolidated Balance Sheet. At year-end 1998, $261 million represented contingent liabilities to lessors as a result of assigning our interest in and obligations under real estate leases as a condition to the refranchising of Company restaurants. The $261 million represented the present value of the minimum payments of the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $385 million. The balance of the contingent liabilities primarily reflected guarantees to support financial arrangements of certain unconsolidated affiliates and other restaurant franchisees.

     We are currently, and for a significant portion of the three years ended December 26, 1998, have been, effectively self-insured for most workers' compensation, general liability and automobile liability losses, subject to per occurrence and aggregate annual liability limitations. During the first two quarters of 1997, prior to the Spin-off, we participated with PepsiCo in a guaranteed cost program for certain coverages. We are also effectively self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. We determine our liabilities for claims reported and for claims incurred but not reported based on information provided by independent actuaries.

     In July 1998, we entered into severance agreements with certain key executives which are triggered by a termination, under certain conditions, of the executive following a change in control of the Company, as defined in the agreements. Once triggered, the affected executives would receive twice the amount of their annual base salary and their annual incentive in a lump sum, outplacement services and a tax gross-up for any excise taxes. The agreements expire December 31, 2000. Since the timing of any payments under these agreements cannot be anticipated, the amounts are not estimable. However, these payments, if made, could be substantial. In connection with the execution of these agreements, the Compensation Committee of our Board of Directors has authorized amendment of the deferred and incentive compensation plans and, following a change in control, an establishment of rabbi trusts which will be used to provide payouts under these deferred compensation plans following a change in control.

     We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Like some other large retail employers, Pizza Hut and Taco Bell recently have been faced in a few states with allegations of purported class-wide wage and hour violations.

     On May 11, 1998, a purported class action lawsuit against Pizza Hut, Inc., and one of its franchisees, PacPizza, LLC, entitled Aguardo, et al. v. Pizza Hut, Inc., et al. ("Aguardo"), was filed in the Superior Court of the State of California of the County of San Francisco. The lawsuit was filed by three former Pizza Hut restaurant general managers purporting to represent approximately 1,300 current and former California restaurant general managers of Pizza Hut and PacPizza. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and vacation pay and seeks an unspecified amount in damages. This lawsuit is in the early discovery phase. A trial date of October 28, 1999 has been set.

     On October 2, 1996, a class action lawsuit against Taco Bell Corp., entitled Mynaf, et al. v. Taco Bell Corp. ("Mynaf"), was filed in the Superior Court of the State of California of the County of Santa Clara. The lawsuit was filed by two former restaurant general managers and two former assistant restaurant general managers purporting to represent all current and former Taco Bell restaurant general managers and assistant restaurant general managers in California. The lawsuit alleges violations of California wage and hour laws involving unpaid overtime wages. The complaint also includes an unfair business practices claim. The four named plaintiffs claim individual damages ranging from $10,000 to $100,000 each. On September 17, 1998, the court certified a class of approximately 3,000 current and former assistant restaurant general managers and restaurant general managers. Taco Bell petitioned the appellate court to review the trial court's certification order. The petition was denied on December 31, 1998. Taco Bell has filed a petition for review to the California Supreme Court which is currently pending. No trial date has been set.

     Plaintiffs in the Aguardo and Mynaf lawsuits seek damages, penalties and costs of litigation, including attorneys' fees, and also seek declaratory and injunctive relief. We intend to vigorously defend these lawsuits. However, the outcome of these lawsuits cannot be predicted at this time. We believe that the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on our annual results of operations, financial condition or cash flows. It is, however, reasonably possible that any ultimate liability could be material to our year-over-year growth in earnings in the quarter and year recorded.

     On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. ("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 16,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has currently paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations.

     On February 10, 1995, a class action lawsuit, entitled Ryder, et al. v. Taco Bell Corp. ("Ryder"), was filed in the Superior Court of the State of Washington for King County on behalf of approximately 16,000 current and former Taco Bell employees claiming unpaid wages resulting from alleged uniform, rest and meal period violations and unpaid overtime. In April 1996, the Court certified the class for purposes of injunctive relief and a finding on the issue of liability. The trial was held during the first quarter of 1997 and resulted in a liability finding. In August 1997, the Court certified the class for purposes of damages as well. Prior to the damages phase of the trial, the parties reached a court-approved settlement process in April 1998.

     We have provided for the estimated costs of the Bravo and Ryder litigations, based on a projection of eligible claims, the cost of each eligible claim and the estimated legal fees incurred by plaintiffs. We believe the ultimate cost of the Bravo and Ryder cases in excess of the amounts already provided will not be material to our annual results of operations, financial condition, or cash flows.

Note 20 - Selected Quarterly Financial Data (Unaudited)

                                                                                          1998
                                                             ----------------------------------------------------------------
                                                                First       Second        Third        Fourth
                                                               Quarter      Quarter      Quarter      Quarter       Total
-----------------------------------------------------------------------------------------------------------------------------
Revenues:
  Company sales                                              $   1,790    $   1,867    $   1,869    $   2,326     $   7,852
  Franchise and license fees                                       132          136          148          200           616
Total costs and expenses                                         1,754        1,741        1,738        2,207         7,440
Operating profit                                                   168          262          279          319         1,028
Net income                                                          54          112          128          151           445
Income per common share - diluted                                  .35          .72          .82          .95          2.84
Operating profit (loss) attributable to:
  Facility actions net gain                                         29           73           54          119           275
  Unusual (charges) credits                                          -            -            5          (20)          (15)
Net income (loss) attributable to:
  Facility actions net gain                                         16           42           34           70           162
  Unusual (charges) credits                                          -            -            3           (6)           (3)

                                                                                          1997
                                                             ----------------------------------------------------------------
                                                                First       Second        Third        Fourth
                                                               Quarter      Quarter      Quarter      Quarter       Total
-----------------------------------------------------------------------------------------------------------------------------
Revenues:
  Company sales                                              $   2,123    $   2,214    $   2,162    $   2,613     $   9,112
  Franchise and license fees                                       114          140          138          181           573
Total costs and expenses                                         2,075        2,122        2,105        3,142         9,444
Operating profit (loss)                                            162          232          195         (348)          241
Net income (loss)                                                   52          121           79         (363)         (111)
Loss per share - basic(a)                                            -            -            -        (2.39)    -
Operating profit (loss) attributable to:
  Facility actions net gain (loss)                                  12           73           51         (383)         (247)
  Unusual charges                                                    -          (39)         (15)        (130)         (184)
Net income (loss) attributable to:
  Facility actions net gain (loss)                                   6           65           43         (277)         (163)
  Unusual charges                                                    -          (22)         (12)        (131)         (165)

(a) Earnings per share data has not been provided for periods prior to the fourth quarter of 1997 as our capital structure as an independent, publicly owned company did not exist prior to the Spin-off.


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

     The financial statements have been audited and reported on by our independent auditors, KPMG LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that management representations made to the independent auditors were valid and appropriate.

     The Audit Committee of the Board of Directors, which is composed solely of outside directors, provides oversight to our financial reporting process and our controls to safeguard assets through periodic meetings with our independent auditors, internal auditors and management. Both our independent auditors and internal auditors have free access to the Audit Committee.

     Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 26, 1998 provide reasonable assurance that our assets are reasonably safeguarded.







Robert C. Lowes
Chief Financial Officer

Report of Independent Auditors

The Board of Directors
TRICON Global Restaurants, Inc.:

     We have audited the accompanying consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, cash flows and shareholders' (deficit) equity and comprehensive income for each of the years in the three-year period ended December 26, 1998. These consolidated financial statements are the responsibility of TRICON's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRICON as of December 26, 1998 and December 27, 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 1998, in conformity with generally accepted accounting principles.








KPMG LLP
Louisville, Kentucky
February 10, 1999

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding directors is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 1998.

     Information regarding executive officers of the Company is included in Part I.

Item 11. Executive Compensation.

     Information regarding executive compensation is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 1998. Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" contained in the Company's definitive proxy statement shall not be deemed to be incorporated by reference in this Form 10-K, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 1998.

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

     Separation Agreement

     PepsiCo  and  Tricon  have  entered  into  a  Separation   Agreement   (the
"Separation Agreement"), which provides for, among other things, certain services, records and personnel which PepsiCo and Tricon will make available to each other after the Spin-off. The Separation Agreement also provides for the assumption by Tricon of liabilities relating to PepsiCo's restaurant businesses inclusive of the Non-Core Businesses and the indemnification of PepsiCo with respect to such liabilities. Pursuant to the terms of the Separation Agreement, Tricon paid to PepsiCo the sum of $4.5 billion as repayment of certain amounts due to PepsiCo from Tricon and to fund a dividend to PepsiCo prior to Spin-off.

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

     Employee Programs Agreement

     PepsiCo and Tricon entered into an Employee Programs Agreement, which allocated assets, liabilities and responsibilities between them with respect to certain employee compensation and benefit plans and programs and certain other related matters.

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

     Certain Letters of Credit, Guarantees and Contingent Liabilities

     Pursuant to the Separation Agreement, Tricon agreed to use its best efforts to release, terminate or replace, prior to the Spin-off, all letters of credit, guarantees and contingent liabilities relating to PepsiCo's restaurant businesses under which PepsiCo was liable. Nevertheless, after the Spin-off, PepsiCo remains liable on certain of such letters of credit, guarantees and contingent liabilities which were not able to be released, terminated or replaced prior to the Spin-off. Pursuant to the Separation Agreement, from and after the Spin-off, Tricon will pay a fee to PepsiCo with respect to any such letters of credit, guarantees and contingent liabilities until such time as they are released, terminated or replaced by a qualified letter of credit with a maximum drawing amount equal to the full amount of all remaining obligations and foreseeable claims under such letters of credit, guarantees and contingent liabilities. At all times Tricon is required to indemnify PepsiCo with respect to such letters of credit, guarantees and contingent liabilities.

     Information about the agreements described above is included in the Consolidated Financial Statements and footnotes in Part II, Item 8 pages 48 through 82, respectively, of this Form 10-K.

     Information regarding certain relationships and related transactions is also incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) Financial Statements: Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

     (2) Financial Statement Schedules: No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the related notes thereto filed as a part of this Form 10-K.

     (3) Exhibits: The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K. The Index to Exhibits specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b) No reports on Form 8-K were filed during the quarter ended December 26, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 22, 1999

                                   TRICON GLOBAL RESTAURANTS, INC.


                                   By: /s/ Andrall E. Pearson
                                       -----------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                        Date


/s/ Andrall E. Pearson        Chairman of the Board            March 22, 1999
----------------------------  and Chief Executive
Andrall E. Pearson            Officer (principal
                              executive officer)



/s/ Robert C. Lowes           Chief Financial                  March 22, 1999
----------------------------  Officer (principal
Robert C. Lowes               financial officer)



/s/ Robert L. Carleton        Senior Vice President            March 22, 1999
----------------------------  and Controller
Robert L. Carleton            (principal accounting
                              officer)



/s/ D. Ronald Daniel          Director                         March 22, 1999
----------------------------
D. Ronald Daniel


/s/ James Dimon               Director                         March 22, 1999
----------------------------
James Dimon

/s/ Massimo Ferragamo         Director                         March 22, 1999
----------------------------
Massimo Ferragamo


/s/ Robert Holland, Jr.       Director                         March 22, 1999
----------------------------
Robert Holland, Jr.

Signature                              Title                        Date


/s/ Sidney Kohl               Director                         March 22, 1999
----------------------------
Sidney Kohl


/s/ Kenneth G. Langone        Director                         March 22, 1999
----------------------------
Kenneth G. Langone


/s/ David C. Novak            Vice Chairman of the             March 22, 1999
----------------------------  Board and President
David C. Novak


/s/ Jackie Trujillo           Director                         March 22, 1999
----------------------------
Jackie Trujillo


/s/ Robert J. Ulrich          Director                         March 22, 1999
----------------------------
Robert J. Ulrich


/s/ Jeanette S. Wagner        Director                         March 22, 1999
----------------------------
Jeanette S. Wagner


/s/ John L. Weinberg          Director                         March 22, 1999
----------------------------
John L. Weinberg

                         TRICON Global Restaurants, Inc.
                                  Exhibit Index
                                    (Item 14)


Exhibit
Number                              Description of Exhibits
-------                             ------------------------

3.1       Restated Articles of Incorporation of Tricon.

3.2       Amended and restated Bylaws of Tricon.

4.1* Indenture, dated as of May 1, 1998, between Tricon and The First National Bank of Chicago, pertaining to 7.45% Senior Notes and 7.65% Senior Notes due May 15, 2005 and May 15, 2008, respectively, which is incorporated herein by reference from Exhibit 4.1 to Tricon's Report on Form 8-K filed with the Commission on May 13, 1998.

4.2 Rights Agreement, dated as of July 21, 1998, between Tricon and BankBoston, N.A., which is incorporated herein by reference from
          Exhibit 4.01 to Tricon's Quarterly Report on Form 10-Q for the quarter ended June 13, 1998.

10.1 Separation Agreement between PepsiCo, Inc. and Tricon. effective as of August 26, 1997, and the First Amendment thereto dated as of October 6, 1997, which is incorporated herein by reference from Exhibit 10.1 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.2 Tax Separation Agreement between PepsiCo, Inc. and Tricon effective as of August 26, 1997, which is incorporated herein by reference from
          Exhibit 10.2 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.3 Employee Programs Agreement between PepsiCo, Inc. and Tricon effective as of August 26, 1997, which is incorporated herein by reference from
          Exhibit 10.3 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.4 Telecommunications, Software and Computing Services Agreement between PepsiCo, Inc. and Tricon effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.4 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.5      Amended  and  Restated  Sales  and  Distribution   Agreement   between
          AmeriServe Food Distribution, Inc., Tricon, Pizza Hut, Taco Bell and KFC, effective as of November 1, 1998.

10.6 Credit Agreement dated as of October 2, 1997 among Tricon, the lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Chase Manhattan Bank as Issuing Bank, which is incorporated herein by reference from Exhibit 10 to Tricon's Quarterly Report on Form 10-Q for the quarter ended September 6, 1997.

10.7+ Tricon Director Deferred Compensation Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.7 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.8+ Tricon 1997 Long Term Incentive Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.8 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.9+ Tricon Executive Incentive Compensation Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.10 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.10+ Tricon Executive Income Deferral Program, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.11 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.11+ Tricon Long Term Savings Program, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.12 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.12+ Tricon Restaurant Deferred Compensation Plan (in draft form), as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.13 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.13+ Tricon Pension Equalization Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.14 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.14+ Employment Agreement between Tricon and Andrall E. Pearson dated as of June 25, 1997, and subsequently amended as of October 20, 1997, which is incorporated herein by reference from Exhibit 10.15 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.15+ Terms of Employment Agreement between Tricon and Robert L. Carleton, which is incorporated herein by reference from Exhibit 10.16 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.16 Form of Directors' Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.17 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.17 Form of Severance Agreement (in the event of a change in control), which is incorporated herein by reference from Exhibit 10.18 to Tricon's Quarterly Report on Form 10-Q for the quarter ended September 5, 1998.

10.18+ Employment Agreement between Tricon and Robert C. Lowes, dated as of July 22, 1997.

10.19+ Employment Agreement between Tricon and Christian L. Campbell, dated as of September 3, 1997.

10.20 Tricon Purchasing Coop Agreement, dated as of March 1, 1999, between Tricon and the Unified FoodService Purchasing Coop, LLC.

12.1      Computation of ratio of earnings to fixed charges

21.1      Active Subsidiaries of Tricon.

23.1      Consent of KPMG LLP

27.1      Financial Data Schedule

-------------------

* Neither Tricon nor any of its subsidiaries is party to any other long-term debt instrument under which securities authorized exceed 10 percent of the total assets of Tricon and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.

+     Indicates a management contract or compensatory plan.

                                                                     EXHIBIT 3.1

                       RESTATED ARTICLES OF INCORPORATION

                                       OF

                         Tricon Global Restaurants, Inc.


     FIRST: The name of the corporation is TRICON Global Restaurants, Inc., hereinafter referred to as the "Corporation."

     SECOND: The Corporation shall have authority to issue 1,000,000,000 shares, without par value, of which 750,000,000 shall be Common Shares, and of which 250,000,000 shares shall be Preferred Shares, with the following powers, preferences and rights, and qualifications, limitations and restrictions.

     (a) Except as otherwise provided by law, each Common Share shall have one vote, and, except as otherwise provided in respect of any series of Preferred Shares hereafter classified or reclassified, the exclusive voting power for all purposes shall be vested in the holders of the Common Shares. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Common Shares shall be entitled, after payment or provision for payment of the debts and other liabilities of the Corporation and the amount to which the holders of any series of Preferred Shares hereafter classified or reclassified having a preference on distribution in the liquidation, dissolution or winding up of the Corporation shall be entitled, to share ratably in the remaining net assets of the Corporation.

     (b) The Board of Directors is authorized, subject to limitations prescribed by the North Carolina Business Corporation Act ("NCBCA") and these Articles of Incorporation, to adopt and file from time to time articles of amendment that authorize the issuance of Preferred Shares which may be divided into two or more series with such preferences, limitations, and relative rights as the Board of Directors may determine; provided, however, that no holder of any Preferred Share shall be authorized or entitled to receive upon the involuntary liquidation of the Corporation an amount in excess of $100.00 per Preferred Share.

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

                    (iii)Unless the holders of Preferred  Shares  shall,  during an existing default period, have previously exercised their right to elect directors, the Board of Directors may order, or any shareholder or shareholders owning in the aggregate not less than ten percent (10%) of the total number of shares of Preferred Shares outstanding, irrespective of series, may request, the calling of a special meeting of the holders of Preferred Shares, which meeting shall thereupon be called by the President, a Vice-President or the Secretary of the Corporation. Notice of such meeting and of any annual meeting at which holders of Preferred Shares are entitled to vote pursuant to this Paragraph (C)(iii) shall be given to each holder of record of Preferred Shares by mailing a copy of such notice to him at his last address as the same appears on the books of the Corporation. Such meeting shall be called for a time not earlier than 20 days and not later than 60 days after such order or request or in default of the calling of such meeting within 60 days after such order or request, such meeting may be called on similar notice by any shareholder or shareholders owning in the aggregate not less than ten percent (10%) of the total number of shares of Preferred Shares outstanding. Notwithstanding the provisions of this Paragraph
                         (C)(iii), no such special meeting shall be called during the period within 60 days immediately preceding the date fixed for the next annual meeting of the shareholders.

                    (iv) In any default  period,  the holders of Common  Shares, and other classes of stock of the Corporation if applicable, shall continue to be entitled to elect the whole number of directors until the holders of Preferred Shares shall have exercised their right to elect two (2) directors voting as a class, after the exercise of which right (x) the directors so elected by the holders of Preferred Shares shall continue in office until their successors shall have been elected by such holders or until the expiration of the default period, and (y) any vacancy in the Board of Directors may (except as provided in Paragraph (C)(ii) of this Section 3) be filled by vote of a majority of the remaining directors theretofore elected by the holders of the class of stock which elected the director whose office shall have become vacant. References in this Paragraph (C) to directors elected by the holders of a particular class of stock shall include directors elected by such directors to fill vacancies as provided in clause (y) of the foregoing sentence.

                    (v)  Immediately  upon the  expiration of a default  period,
                         (x) the right of the holders of Preferred Shares as a class to elect directors shall cease, (y) the term of any directors elected by the holders of Preferred Shares as a class shall terminate, and (z) the number of directors shall be such number as may be provided for in the Restated Articles of Incorporation or By-laws of the Corporation (the "By-laws") irrespective of any increase made pursuant to the provisions of Paragraph (C)(ii) of this Section 3 (such number being subject, however, to change thereafter in any manner provided by law or in the Restated Articles of Incorporation or By-laws). Any vacancies in the Board of Directors effected by the provisions of clauses (y) and (z) in the preceding sentence may be filled by a majority of the remaining directors.

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

                    (iii)redeem   or   purchase   or   otherwise   acquire   for
                         consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Junior Participating Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Junior Participating Preferred Stock; or

                    (iv) purchase or  otherwise  acquire for  consideration  any shares of Series A Junior Participating Preferred Stock, or any shares of stock ranking on a parity with the Series A Junior Participating Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

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

          6.   Liquidation, Dissolution or Winding Up.

               (A) Upon any liquidation, dissolution or winding up of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Junior Participating Preferred Stock unless, prior thereto, the holders of shares of Series A Junior Participating Preferred Stock shall have received an amount equal to $1,000 per share of Series A Participating Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment (the "Series A Liquidation Preference"). Following the payment of the full amount of the Series A Liquidation Preference, no additional distributions shall be made to the holders of shares of Series A Junior Participating Preferred Stock unless, prior thereto, the holders of Common Shares shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (i) the Series A Liquidation Preference by (ii) 1,000 (as appropriately adjusted as set forth in subparagraph (C) below to reflect such events as stock splits, stock dividends and recapitalizations with respect to the Common Shares) (such number in clause (ii), the "Adjustment Number"). Following the payment of the full amount of the Series A Liquidation Preference and the Common Adjustment in respect of all outstanding shares of Series A Junior Participating Preferred Stock and Common Shares, respectively, holders of Series A Junior Participating Preferred Stock and holders of Common Shares shall receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to 1 with respect to such Preferred Shares and Common Shares, on a per share basis, respectively.

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

     THIRD: The address of the registered office of the Corporation in the State of North Carolina is 225 Hillsborough Street, Raleigh, Wake County, North Carolina 27603; and the name of its initial registered agent at such address is CT Corporation System.

     FOURTH: No holder of any share of the Corporation, whether now or hereinafter authorized, shall have any preemptive right to subscribe for or to purchase any shares or other securities of the Corporation, nor have any right to cumulate his votes for the election of Directors. At all meetings of the Shareholders of the Corporation, a quorum being present, all matters (other than the election of Directors) shall be decided by the vote of the holders of a majority of the stock of the Corporation, present in person or by proxy, and entitled to vote thereat.

     FIFTH: The following provisions are intended for the management of the business and for the regulation of the affairs of the Corporation, and it is expressly provided that the same are intended to be in furtherance and not in limitation of the powers conferred by statute:

     (a) The Board of Directors shall have the exclusive power and authority to direct management of the business and affairs of the Corporation and shall exercise all corporate powers, and possess all authority, necessary or appropriate to carry out the intent of this provision, and which are customarily exercised by the board of directors of a public company. In furtherance of the foregoing, but without limitation, the Board of Directors shall have the exclusive power and authority to: (a) elect all executive officers of the Corporation as the Board may deem necessary or desirable from time to time, to serve at the pleasure of the Board; (b) fix the compensation of such officers; (c) fix the compensation of Directors; and (d) determine the time and place of all meetings of the Board of Directors and Shareholders of the Corporation. A scheduled meeting of Shareholders may be postponed by the Board of Directors by public notice given at or prior to the time of the meeting.

     (b) The number of Directors constituting the Board of Directors shall not be less than three nor more than fifteen, as may be fixed from time to time by resolution duly adopted by the Board of Directors. Provided that the number of members of the Board of Directors equals or exceeds the number required under the NCBCA to stagger the terms of Directors, from and after the first annual Shareholders' meeting, the Board of Directors shall be divided into three classes, as nearly equal in number as may be possible, to serve respectively until the annual meetings in 1998, 1999 and 2000 in the classes designated by the shareholder of the Corporation at the 1997 Annual Meeting, and until their successors shall be elected and shall qualify, and thereafter the successors shall be elected to serve for terms of three years and until their successors shall be elected and shall qualify. In the event of any increase or decrease in the number of Directors, the additional or eliminated directorships shall be so classified or chosen such that all classes of Directors shall remain or become equal in number, as nearly as may be possible.

     (c) A vacancy occurring on the Board of Directors, including, without limitation, a vacancy resulting from an increase in the number of Directors or from the failure by Shareholders of the Corporation to elect the full authorized number of Directors, may only be filled by a majority of the remaining Directors or by the sole remaining Director in office. In the event of the death, resignation, retirement, removal or disqualification of a Director during his elected term of office, his successor shall serve until the next Shareholders' meeting at which Directors are elected. Directors may be removed from office only for cause.

     (d) The Board of Directors may adopt, amend or repeal the Corporation's Bylaws, in whole or in part, including amendment or repeal of any Bylaw adopted by the Shareholders of the Corporation.

     (e) The Corporation may in its Bylaws confer upon Directors powers additional to the foregoing and the powers and authorities conferred upon them by statute.

     (f) The Corporation reserves the right to amend, alter, change, or repeal any provision herein contained, in the manner now or hereafter prescribed by law, and all the rights conferred upon Shareholders hereunder are granted, and are to be held and enjoyed, subject to such rights of amendment, alteration, change or repeal.

     (g) The only qualifications for Directors of the Corporation shall be those set forth in these Articles of Incorporation. Directors need not be residents of the State of North Carolina or Shareholders of the Corporation.

     (h) The Board of Directors may create and make appointments to one or more committees of the Board comprised exclusively of Directors who will serve at the pleasure of the Board and who may have and exercise such powers of the Board in directing the management of the business and affairs of the Corporation as the Board may delegate, in its sole discretion, consistent with the provisions of the NCBCA and these Articles of Incorporation. The Board of Directors may not delegate its authority over the expenditure of funds of the Corporation except to a committee of the Board and except to one or more officers of the Corporation elected by the Board. No committee comprised of persons other than members of the Board of Directors shall possess or exercise any authority in the management of the business and affairs of the Corporation.

     SIXTH:

     (a) The Corporation shall, to the fullest extent from time to time permitted by law, indemnify its Directors and officers against all liabilities and expenses in any suit or proceedings, whether civil, criminal, administrative or investigative, and whether or not brought by or on behalf of the Corporation, including all appeals therefrom, arising out of their status as such or their activities in any of the foregoing capacities, unless the activities of the person to be indemnified were at the time taken known or believed by such Director or officer to be clearly in conflict with the best interests of the Corporation. The Corporation shall likewise and to the same extent indemnify any person who, at the request of the Corporation, is or was serving as a Director, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, or as a trustee or administrator under any employee benefit plan.

     (b) The right to be indemnified hereunder shall include, without limitation, the right of a Director or officer to be paid expenses in advance of the final disposition of any proceedings upon receipt of an undertaking to repay such amount unless it shall ultimately be determined that he or she is entitled to be indemnified hereunder.

     (c) A person entitled to indemnification hereunder shall also be paid reasonable costs, expenses and attorneys' fees (including expenses) in connection with the enforcement of rights to the indemnification granted hereunder.

     (d) The foregoing rights of indemnification shall not be exclusive of any other rights to which those seeking indemnification may be entitled and shall not be limited by the provisions of Section 55-8-51 of the NCBCA or any successor statute.

     (e) The Board of Directors may take such action as it deems necessary or desirable to carry out these indemnification provisions, including adopting procedures for determining and enforcing the rights guaranteed hereunder, and the Board of Directors is expressly empowered to adopt, approve and amend from time to time such Bylaws, resolutions or contracts implementing such provisions or such further indemnification arrangement as may be permitted by law.

     (f) Neither the amendment or repeal of this Article, nor the adoption of any provision of these Articles of these Articles of Incorporation inconsistent with this Article, shall eliminate or reduce any right to indemnification afforded by this Article to any person with respect to their status or any activities in their official capacities prior to such amendment, repeal or adoption.

     SEVENTH: To the full extent from time to time permitted by law, no person who is serving or who has served as a Director of the Corporation shall be personally liable in any action for monetary damages for breach of any duty as a Director, whether such action is brought by or in the right of the Corporation or otherwise. Neither the amendment or repeal of this Article, nor the adoption of any provision of these Articles of Incorporation inconsistent with this Article, shall eliminate or reduce the protection afforded by this Article to a Director of the Corporation with respect to any matter which occurred, or in any cause of action, suit or claim which but for this Article would have accrued or arisen, prior to such amendment, repeal or adoption.

     EIGHTH: The provisions of Article 9A of the NCBCA shall not be applicable to the Corporation.

     NINTH: Except as may be otherwise determined by the Board of Directors, the Shareholders of the Corporation shall have access as a matter of right only to the books and records of the Corporation as may be required to be made available to qualified shareholders by the NCBCA.

     TENTH: To the extent that there ever may be inconsistency between these Articles of Incorporation and the Bylaws of the Corporation as may be adopted or amended from time to time, the Articles of Incorporation shall always control.

                                                                     EXHIBIT 3.2

                                                      Restated February 18, 1999


                                     BYLAWS

                                       OF

                         TRICON GLOBAL RESTAURANTS, INC.



                               ARTICLE 1 - OFFICES

     Section 1. Offices. The principal office of Tricon Global Restaurants, Inc. (the "Corporation") in the State of North Carolina shall be in the City of Raleigh. The Corporation may have offices at such other places, either within or without the State of North Carolina, as the Board of Directors may from time to time determine.


                      ARTICLE 2 - MEETINGS OF SHAREHOLDERS

     Section 1. Place of Meeting. Meetings of Shareholders shall be held at such places, either within or without the State of North Carolina, as shall be designated in the notice of the meeting.

     Section 2. Annual Meeting. The annual meeting of Shareholders shall be held on such date and at such time as the Board of Directors shall determine each year in advance thereof, for the purpose of electing Directors of the Corporation and the transaction of such business as may be a proper subject for action at the meeting.

     Section 3. Special Meetings. Special Meetings of Shareholders shall be held at such places and times as determined by the Board of Directors in their discretion as provided in the Articles of Incorporation.

     Section 4. Notice of Meetings. At least 10 and no more than 60 days prior to any annual or special meeting of Shareholders, the Corporation shall notify Shareholders of the date, time and place of the meeting and, in the case of a special meeting or where otherwise required by the Articles of Incorporation or by statute, shall briefly describe the purpose or purposes of the meeting. Only business within the purpose or purposes described in the notice may be conducted at a special meeting. Unless otherwise required by the Articles of Incorporation or by statute, the Corporation shall be required to give notice only to Shareholders entitled to vote at the meeting. If an annual or special Shareholders' meeting is adjourned to a different date, time or place, notice thereof need not be given if the new date, time or place is announced at the meeting before adjournment. If a new record date for the adjourned meeting is fixed pursuant to Article 7, Section 5 hereof, notice of the adjourned meeting shall be given to persons who are Shareholders as of the new record date. If mailed, notice shall be deemed to be effective when deposited in the United States mail with postage thereon prepaid, correctly addressed to the Shareholders' address shown in the Corporation's current record of Shareholders.

     Section 5. Quorum, Presiding Officer. Except as otherwise prescribed by statute, the Articles of Incorporation or these Bylaws, at any meeting of the Shareholders of the Corporation, the presence in person or by proxy of the holders of record of a majority of the issued and outstanding shares of capital stock of the Corporation entitled to vote thereat shall constitute a quorum for the transaction of business. In the absence of a quorum at such meeting or any adjournment or adjournments thereof, the holders of record of a majority of such shares so present in person or by proxy and entitled to vote thereat may adjourn the meeting from time to time until a quorum shall be present. At any such adjourned meeting at which a quorum is present, any business may be transaction which might have been transacted at the meeting as originally called. Meetings of Shareholders shall be presided over by the Chairman or Vice Chairman of the Board, or, if neither is present, by another officer or Director who shall be designated to serve in such event by the Board. The Secretary of the Corporation, or an Assistant Secretary designated by the officer presiding at the meeting, shall act as Secretary of the meeting.

     Section 6. Voting. Except as otherwise prescribed by statute, the Articles of Incorporation or these Bylaws, at any meeting of the Shareholders of the Corporation, each Shareholder shall be entitled to one vote in person or by proxy for each share of voting capital stock of the Corporation registered in the name of such Shareholder on the books of the Corporation on the date fixed pursuant to these Bylaws as the record date for the determination of Shareholders entitled to vote at such meeting. No proxy shall be voted after eleven (11) months from its date unless said proxy provides for a longer period. Shares of its voting capital stock belonging to the Corporation shall not be voted either directly or indirectly. The vote for the election of Directors, other matters expressly prescribed by statute, and, upon the direction of the presiding officer of the meeting, the vote on any other question before the meeting, shall be by ballot.

     Section 7. Notice of Shareholder Proposal. No business may be transacted at an annual meeting of Shareholders, other than business that is either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors (or any duly authorized committee thereof), (b) otherwise properly brought before the annual meeting by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (c) otherwise properly brought before the annual meeting by any Shareholder of the Corporation (i) who is a

Shareholder of record on the date of the giving of the notice provided for in this Section 7 and on the record date for the determination of Shareholders entitled to vote at such annual meeting and (ii) who complies with the notice procedures set forth in this Section 7.

     In addition to any other applicable requirements, for business to be properly brought before an annual meeting by a Shareholder, such Shareholder must have given timely notice thereof in proper written form to the Secretary of the Corporation.

     To be timely, a Shareholder's notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Corporation not less than ninety (90) days prior to the anniversary date of the immediately preceding annual meeting of Shareholders; provided, however, that in the event that the annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the Shareholder in order to be timely must be so received not later than the close of business on the tenth
(10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs.

     To be in proper written form, a Shareholder's notice to the Secretary must set forth as to each matter such Shareholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of such Shareholder, (iii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such Shareholder, (iv) a description of all arrangements or understandings between such Shareholder and any other person or persons (including their names) in connection with the proposal of such business by such Shareholder and any material interest of such Shareholder in such business and
(v) a representation that such Shareholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting.

     No business shall be conducted at the annual meeting of Shareholders except business brought before the annual meeting in accordance with the procedures set forth in this Section 7; provided, however, that, once business has been properly brought before the annual meeting in accordance with such procedures, nothing in this Section 7 shall be deemed to preclude discussion by any Shareholder of any such business. If the Chairman of an annual meeting determines that business was not properly brought before the annual meeting in accordance with the foregoing procedures, the Chairman shall declare to the meeting that the business was not properly brought before the meeting and such business shall not be transacted.

     Section 8. Postponement of Shareholders Meeting. A scheduled annual or special meeting of Shareholders may be postponed by the Board of Directors by public notice given at or prior to the time of the meeting.

     Section 9. Shareholder Nominations of Directors. Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors of the Corporation. Nominations of persons for election to the Board of Directors may be made at any annual meeting of Shareholders, or at any special meeting of Shareholders called for the purpose of electing directors, (a) by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (b) by any Shareholder of the Corporation (i) who is a Shareholder of record on the date of the giving of the notice provided for in this Section 9 and on the record date for the determination of Shareholders entitled to vote at such meeting and (ii) who complies with the notice procedures set forth in this Section 9.

     In addition to any other applicable requirements, for a nomination to be made by a Shareholder, such Shareholder must have given timely notice thereof in proper written form to the Secretary of the Corporation.

     To be timely, a Shareholder's notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Corporation (a) in the case of an annual meeting, not less than ninety (90) days prior to the anniversary date of the immediately preceding annual meeting of Shareholders; provided, however, that in the event that the annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the Shareholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs; and (b) in the case of a special meeting of Shareholders called for the purpose of electing directors, not later than the close of business on the tenth (10th) day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs.

     To be in proper written form, a Shareholder's notice to the Secretary must set forth (a) as to each person whom the Shareholder proposes to nominate for election as a director (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by the person and (iv) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder; and (b) as to the Shareholder giving the notice (i) the name and record address of such Shareholder, (ii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such Shareholder, (iii) a description of all arrangements or understandings between such Shareholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such Shareholder, (iv) a representation that such Shareholder intends to appear in person or by proxy at the annual meeting to nominate the persons named in its notice and (v) any other information relating to such Shareholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.

     No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the procedures set forth in this Section 9. If the Chairman of the meeting determines that a nomination was not made in accordance with the foregoing procedures, the Chairman shall declare to the meeting that the nomination was defective and such defective nomination shall be disregarded.


                         ARTICLE 3 - BOARD OF DIRECTORS

     Section 1. General Powers. Except as otherwise expressly provided in the Articles of Incorporation or by statute, the Board of Directors shall have the exclusive power and authority to direct management of the business and affairs of the Corporation and shall exercise all corporate powers, and possess all authority, necessary or appropriate to carry out the intent of this provision, and which are customarily exercised by the board of directors of a public company.

     Section  2.  Number,   Term  and  Qualification.   The  number,   term  and
qualification of Directors of the Corporation shall be as provided in the Articles of Incorporation.

     Section 3. Removal. Directors may be removed from office only for the reasons, if any, specified in the Articles of Incorporation.

     Section 4. Vacancies. Vacancies occurring in the Board of Directors shall be filled only as provided in the Articles of Incorporation.

     Section 5. Compensation. Compensation for the services of Directors as such shall be determined exclusively by the Board of Directors as provided in the Articles of Incorporation.

                        ARTICLE 4 - MEETINGS OF DIRECTORS

     Section 1. Annual and Regular Meetings. All annual and regular meetings of the Board of Directors shall be held at such places and times as determined by the Board of Directors in their discretion as provided in the Articles of Incorporation.

     Section 2. Special Meetings. Special meetings of the Board of Directors shall be held at such places and times as determined by the Board of Directors in their discretion as provided in the Articles of Incorporation.

     Section 3. Notice of Meetings. Unless the Board of Directors by resolution determines otherwise in accordance with authority set forth in the Articles of Incorporation, all meetings of the Board of Directors may be held without notice of the date, time, place or purpose of the meeting. The Secretary shall give such notice of any meetings called by the Board by such means of communication as may be specified by the Board.

     Section 4. Quorum. A majority of the Directors in office shall constitute a quorum for the transaction of business at any meeting of the Board of Directors.

     Section 5. Manner of Acting. A majority of Directors who are present at a meeting at which a quorum is present will constitute the required vote to effect any action taken by the Board of Directors.

     Section 6. Action Without Meeting. Action required or permitted to be taken at a meeting of the Board of Directors may be taken without a meeting if the action is taken by all members of the Board. The action must be evidenced by one or more written consents signed by each Director before or after such action, describing the action taken, and included in the minutes or filed with the corporate records. Action taken without a meeting is effective when the last Director signs the consent, unless the consent specifies a different effective date.

     Section 7. Meeting by Communications Device. The Board of Directors may permit Directors to participate in any meeting of the Board of Directors by, or conduct the meeting through the use of, any means of communication by which all Directors participating may simultaneously hear each other during the meeting. A Director participating in a meeting by this means is deemed to be present in person at the meeting.

                             ARTICLE 5 - COMMITTEES

     Section 1. Election and Powers. The Board of Directors may appoint such committees with such members who shall have such powers and authority as may be determined by the Board as provided in the Articles of Incorporation. To the extent specified by the Board of Directors or in the Articles of Incorporation, each committee shall have and may exercise the powers of the Board in the management of the business and affairs of the Corporation, except that no committee shall have authority to do the following:

     (a)  Authorize distributions.

     (b) Approve or propose to Shareholders action required to be approved by Shareholders.

     (c)  Fill vacancies on the Board of Directors or on any of its committees.

     (d)  Amend the Articles of Incorporation.

     (e)  Adopt, amend or repeal the Bylaws.

     (f)  Approve a plan of merger not requiring Shareholder approval.

     (g) Authorize or approve the reacquisition of shares, except according to a formula or method prescribed by the Board of Directors.

     (h) Authorize or approve the issuance, sale or contract for sale of shares, or determine the designation and relative rights, preferences and limitations of a class or series of shares, except that the Board of Directors may authorize a committee (or a senior executive officer of the Corporation) to do so within limits specifically prescribed by the Board of Directors.

     Section 2. Removal; Vacancies. Unless the Board of Directors by resolution determines otherwise in accordance with authority specified in the Articles of Incorporation, any member of a committee may be removed at any time exclusively by the Board of Directors with or without cause, and vacancies in the membership of a committee as a result of death, resignation, disqualification or removal shall be filled by a majority of the whole Board of Directors. The Board may discharge any committee, either with or without cause, at any time.

     Section 3. Meetings. The provisions of Article 4 governing meetings of the Board of Directors, action without meeting, notice, waiver of notice and quorum and voting requirements shall apply to the committees of the Board and its members to the extent not otherwise prescribed by the Board in the resolution authorizing the establishment of the committee.

     Section 4. Minutes. Each committee shall keep minutes of its proceedings and shall report thereon to the Board of Directors at or before the next meeting of the Board.


                              ARTICLE 6 - OFFICERS

     Section 1. Titles. Pursuant to authority conferred in the Articles of Incorporation, the Board of Directors shall have the exclusive power and authority to elect from time to time such officers of the Corporation, including a Chairman and a President (one of whom shall be the Chief Executive Officer), a Vice Chairman, one or more Executive Vice Presidents, one or more Senior Vice Presidents, one or more Vice Presidents, a Chief Financial Officer, a General Counsel, a Controller, a Treasurer, a Secretary, one or more Assistant
Controllers, one or more Assistant Treasurers, and one or more Assistant Secretaries, and such other officers as shall be deemed necessary or desirable from time to time. The officers shall have the authority and perform the duties set forth herein or as from time to time may be prescribed by the Board of Directors. Any two or more offices may be held by the same individual, but no officer may act in more than one capacity where action of two or more officers is required.

     The officers of the Corporation may appoint one or more individuals to hold a title which includes Assistant or Deputy together with one of the officer titles indicated above. An individual holding such title by virtue of being so appointed rather than by virtue of being elected to such position by the Board of Directors shall not be an officer of the Corporation for purposes of the Articles of Incorporation or these Bylaws.

     Section 2. Election; Removal. Pursuant to authority conferred in the Articles of Incorporation, the officers of the Corporation shall be elected exclusively by the Board of Directors and shall serve at the pleasure of the Board as specified at the time of their election, until their successors are elected and qualify, or until the earlier of their resignation or removal. Pursuant to authority conferred in the Articles of Incorporation, any officer may be removed by the Board at any time with or without cause.

     Section 3. Compensation. Pursuant to authority conferred in the Articles of Incorporation, the compensation of the officers shall be fixed by the Board of Directors.

     Section 4. General Powers of Officers. Except as may be otherwise provided in these Bylaws or in the North Carolina Business Corporation Act, the Chairman, the Vice Chairman, the President, any Executive Vice President, any Senior Vice President, any Vice President, the Chief Financial Officer, the General Counsel, the Controller, the Treasurer, the Secretary, or any one of them, may (i) execute and deliver in the name of the Corporation, in the name of any division of the Corporation, or in both names, any agreement, contract, deed, instrument, power of attorney or other document pertaining to the business or affairs of the Corporation or any division of the Corporation, and (ii) delegate to any employee or agent the power to execute and deliver any such agreement, contract, deed, instrument, power of attorney or other document.

     Section 5. Chief Executive Officer. The Chief Executive Officer of the Corporation shall report directly to the Board. Except in such instances as the Board may confer powers in particular transactions upon any other officer, and subject to the control and direction of the Board, the Chief Executive Officer shall manage the business and affairs of the Corporation and shall communicate to the Board and any committee thereof reports, proposals and recommendations for their respective consideration or action. He may do and perform all acts on behalf of the Corporation.

     Section 6. Chairman. The Chairman shall preside at meetings of the Board of Directors and the Shareholders and shall have such other powers and perform such other duties as the Board may prescribe or as may be prescribed in these Bylaws.

     Section 7. Vice Chairman. The Vice Chairman shall have such powers and perform such duties as the Board or the Chairman (to the extent he is authorized by the Board of Directors to prescribe the authority and duties of other officers) may from time to time prescribe or as may be prescribed by these Bylaws.

     Section 8. President. The President shall have such powers and perform such duties as the Board and the Chief Executive Officer (to the extent he is authorized by the Board of Directors to prescribe the authority and duties of other officers) may from time to time prescribe or as may be prescribed by these Bylaws.

     Section 9.  Executive  Vice  Presidents,  Senior Vice  Presidents  and Vice
Presidents. The Executive Vice Presidents, Senior Vice Presidents and Vice Presidents shall have such powers and perform such duties as the Board or the Chief Executive Officer (to the extent he is authorized by the Board of Directors to prescribe the authority and duties of other officers) may from time to time prescribe or as may be prescribed by these Bylaws.

     Section 10. Chief Financial Officer. The Chief Financial Officer shall have powers and perform such duties as the Board or the Chief Executive Officer (to the extent he is authorized by the Board of Directors to prescribe the authority and duties of other officers) may from time to time prescribe or as may be prescribed in these Bylaws. The Chief Financial Officer shall present to the Board such balance sheets, income statements, budgets and other financial statements and reports as the Board or the Chief Executive Officer (to the extent he is authorized by the Board of Directors to prescribe the authority and duties of other officers) may require and shall perform such other duties as may be prescribed or assigned pursuant to these Bylaws and all other acts incident to the position of Chief Financial Officer.

     Section 11. Controller. The Controller shall be responsible for the maintenance of adequate accounting records of all assets, liabilities, capital and transactions of the Corporation. The Controller shall prepare such balance sheets, income statements, budgets and other financial statements and reports as the Board or the Chief Executive Officer or the Chief Financial Officer (to the extent they are authorized by the Board of Directors to prescribe the authority and duties of other officers) may require, and shall perform such other duties as may be prescribed or assigned pursuant to these Bylaws and all other acts incident to the position of Controller.

     Section 12. Treasurer.

     (a) The Treasurer shall have the care and custody of all funds and securities of the Corporation except as may be otherwise ordered by the Board, and shall cause such funds (i) to be invested or reinvested from time to time for the benefit of the Corporation as may be designated by the Board or by the Chairman, the Vice Chairman, the President, the Chief Financial Officer or the Treasurer (to the extent they are authorized by the Board of Directors to make such designations), or (ii) to be deposited to the credit of the Corporation in such banks or depositories as may be designated by the Board or by the Chairman, the President, the Chief Financial Officer or the Treasurer (to the extent they are authorized by the Board of Directors to make such designations), and shall cause such securities to be placed in safekeeping in such manner as may be designated by the Board or by the Chairman, the President, the Chief Financial Officer or the Treasurer (to the extent they are authorized by the Board of Directors to make such designations).

     (b) The Treasurer or such other person or persons as may be designated for such purpose by the Board or by the Chairman, the President, the Chief Financial Officer or the Treasurer (to the extent they are authorized by the Board of Directors to make such designations) may endorse in the name and on behalf of the Corporation all instruments for the payment of money, bills of lading, warehouse receipts, insurance policies and other commercial documents requiring such endorsement.

     (c) The Treasurer or such other person or persons as may be designated for such purpose by the Board or by the Chairman, the President, the Chief Financial Officer or the Treasurer (to the extent they are authorized by the Board of Directors to make such designations), (i) may sign all receipts and vouchers for payments made to the Corporation; (ii) shall provide a statement of the cash account of the Corporation to the Board as often as it shall require the same; and (iii) shall enter regularly in the books to be kept for that purpose full and accurate account of all moneys received and paid on account of the Corporation and of all securities received and delivered by the Corporation.

     (d) The Treasurer shall perform such other duties as may be prescribed or assigned pursuant to these Bylaws and all other acts incident to the position of Treasurer.

     Section 13. Secretary. The Secretary shall keep the minutes of all meetings of the Shareholders, the Board and the Committees of the Board. The Secretary shall attend to the giving and serving of all notices of the Corporation, in accordance with the provisions of these Bylaws and as required by the laws of the State of North Carolina. The Secretary shall cause to be prepared and maintained (i) at the office of the Corporation a stock ledger containing the names and addresses of all Shareholders and the number of shares held by each, and (ii) any list of Shareholders required by law to be prepared for any meeting of Shareholders. The Secretary shall be responsible for the custody of all stock books and of all unissued stock certificates. The Secretary shall be the custodian of the seal of the Corporation. The Secretary shall affix or cause to be affixed the seal of the Corporation, and when so affixed may attest the same and shall perform such other duties as may be prescribed or assigned pursuant to these Bylaws and all other acts incident to the position of Secretary.

     Section 14. Voting upon Securities. Unless otherwise ordered by the Board of Directors, the Chairman, the President, any Executive Vice President, any Senior Vice President or any Vice President shall have full power and authority on behalf of the Corporation to attend, act and vote at meetings of the security holders of any entity in which this Corporation may hold securities, and at such meetings shall possess and may exercise any and all rights and powers incident to the ownership of such securities and which, as the owner, the Corporation might have possessed and exercised if present. The Board of Directors may by resolution from time to time confer such power and authority upon any person or persons.

     Section 15. Continuing Determination by Board. All powers and duties of the officers shall be subject to a continuing determination by the Board of Directors.

                            ARTICLE 7 - CAPITAL STOCK

     Section 1. Certificates. Unless the Board determines otherwise, shares of the capital stock of the Corporation shall be represented by certificates. The name and address of the persons to whom shares of capital stock of the Corporation are issued, with the number of shares and date of issue, shall be entered on the stock transfer records of the Corporation. Certificates for shares of the capital stock of the Corporation shall be in such form not inconsistent with the Articles of Incorporation of the Corporation as shall be approved by the Board of Directors. Each certificate shall be signed (either manually or by facsimile) by (a) the Chairman, the President or any Vice President, and by the Secretary, any Assistant Secretary, the Treasurer or any Assistant Treasurer or (b) any two officers designated by the Board of Directors. Each certificate may be sealed with the seal of the Corporation or facsimile thereof.

     Section 2. Transfer of Shares. Transfers of shares shall be made on the stock transfer records of the Corporation, and transfers shall be made only upon surrender of the certificate for the shares sought to be transferred by the holder of record or by a duly authorized agent, transferee or legal representative. All certificates surrendered for transfer or reissue shall be cancelled before new certificates for the shares shall be issued.

     Section 3. Transfer Agent and Registrar. The Board of Directors may appoint one or more transfer agents and one or more registrars of transfers and may require all stock certificates to be signed or countersigned by the transfer agent and registered by the registrar.

     Section  4.  Regulations.  The Board of  Directors  may make such rules and
regulations  as  it  deems   expedient   concerning  the  issue,   transfer  and
registration of shares of capital stock of the Corporation.

     Section 5. Fixing Record Date. For the purpose of determining Shareholders entitled to notice of or to vote at any meeting of Shareholders, or entitled to receive payment of any dividend, or in order to make a determination of Shareholders for any other purpose, the Board of Directors may fix in advance a date as the record date for the determination of Shareholders. The record date shall not be more than 60 days before the meeting or action requiring a determination of Shareholders. A determination of Shareholders entitled to notice of or to vote at a Shareholders' meeting shall be effective for any adjournment of the meeting unless the Board of Directors fixes a new record date, which it shall do if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting. If no record date is fixed for the determination of Shareholders, the record date shall be the day the notice of the meeting is mailed or the day the action requiring a determination of Shareholders is taken.

     Section 6. Lost Certificates. In case of loss, theft, mutilation or destruction of any certificate evidencing shares of the capital stock of the Corporation, another may be issued in its place upon proof of such loss, theft, mutilation or destruction and upon the giving of an indemnity or other undertaking to the Corporation in such form and in such sum as the Board may direct.


                         ARTICLE 8 - GENERAL PROVISIONS

     Section 1. Dividends and other Distributions. The Board of Directors may from time to time declare and the Corporation may pay dividends or make other distributions with respect to its outstanding shares in the manner and upon the terms and conditions provided by law.

     Section 2. Seal. The seal of the Corporation shall be any form approved from time to time by the Board of Directors.

     Section 3. Waiver of Notice. Whenever notice is required to be given to a Shareholder, Director or other person under the provisions of these Bylaws, the Articles of Incorporation or applicable statute, a waiver in writing signed by the person or persons entitled to the notice, whether before or after the date and time stated in the notice, and delivered to the Corporation, shall be equivalent to giving the notice.

     Section 4. Depositaries. The Chairman, the President, the Chief Financial Officer, and the Treasurer are each authorized to designate depositaries for the funds of the Corporation deposited in its name or that of a division of the Corporation, or both, and the signatories with respect thereto in each case, and from time to time, to change such depositaries and signatories, with the same force and effect as if each such depository and the signatories with respect thereto and changes therein had been specifically designated or authorized by the Board; and each depositary designated by the Board or by the Chairman, the President, the Chief Financial Officer, or the Treasurer shall be entitled to rely upon the certificate of the Secretary or any Assistant Secretary of the Corporation setting forth the fact of such designation and of the appointment of the officers of the Corporation or of other persons who are to be signatories with respect to the withdrawal of funds deposited with such depositary, or from time to time the fact of any change in any depositary or in the signatories with respect thereto.

     Section 5. Signatories. Unless otherwise designated by the Board or by the Chairman, the President, the Chief Financial Officer or the Treasurer, all notes, drafts, checks, acceptances and orders for the payment of money shall be
(a) signed by the Treasurer or any Assistant Treasurer, and (b) countersigned by the Controller or any Assistant Controller, or either signed or countersigned by the Chairman, the Vice Chairman, the President, any Executive Vice President, any Senior Vice

President or any Vice President in lieu of either the officers designated in (a) or the officers designated in (b) of this Section.

     Section 6. Proxies. Unless otherwise provided for by a resolution of the Board, the Chief Executive Officer, or any Vice President or Secretary or Assistant Secretary designated by the Board, may from time to time appoint an attorney or attorneys or agent or agents of the Corporation to cast, in the name and on behalf of the Corporation, the votes which the Corporation may be entitled to cast as the holder of stock or other securities in any other corporation, any of whose stock or other securities may be held by the Corporation, at meetings of the holders of the stock or other securities of such other corporation or to consent in writing, in the name of the Corporation as such holder, to any action by such other corporation, and may instruct the person or persons so appointed as to the manner of casting such votes or giving such consent, and may execute or cause to be executed in the name and on behalf of the Corporation and under its corporate seal, or otherwise, all such written proxies or other instruments as he may deem necessary or proper in the premises.

     Section 7. Fiscal Year. The Fiscal year of the Corporation shall be fixed by the Board of Directors.

     Section 8. Amendments. These Bylaws may be amended or repealed by the Board of Directors, including any Bylaw adopted, amended, or repealed by the Shareholders generally. These Bylaws may be amended or repealed by the Shareholders even though the Bylaws may also be amended or repealed by the Board of Directors.

                                                                    EXHIBIT 10.5

                              AMENDED AND RESTATED
                        SALES AND DISTRIBUTION AGREEMENT

     This Sales and Distribution Agreement ("Agreement") dated as of the 1st day of November, 1998 (the "Effective Date"), by and among AmeriServe Food
Distribution, Inc., a Delaware corporation (the "Seller"), Tricon Global Restaurants, Inc., a North Carolina corporation ("Tricon"), Pizza Hut, Inc., a Delaware corporation ("Pizza Hut"), Taco Bell Corp., a California corporation ("Taco Bell"), Kentucky Fried Chicken Corporation, a Delaware corporation, and Kentucky Fried Chicken of California, Inc., a Delaware corporation (Kentucky Fried Chicken Corporation and Kentucky Fried Chicken of California, Inc. are together referred to herein as "KFC"); (Tricon, Pizza Hut, Taco Bell and KFC are collectively referred to herein as the "Buyer").

     WHEREAS, Seller is an approved distributor of all proprietary and non-proprietary food, supplies, equipment, smallwares, uniforms, beverages, promotional items and point of purchase materials sold to Pizza Hut, Taco Bell and KFC company owned and franchised (including licensed) restaurants; and

     WHEREAS, the Buyer desires to appoint Seller, and Seller desires to act, as the exclusive distributor of certain proprietary and non proprietary food and packaging products as described in Section 2(b) herein sold to the company owned Pizza Hut, Taco Bell and KFC restaurants of the Buyer within the continental United States, (not including certain restaurants subject to a sales contract or letter of intent as described below), all on the terms and conditions set forth herein;

     WHEREAS, Buyer and Seller are parties to a Sales and Distribution Agreement dated May 6, 1997 (the "Original Agreement");

     WHEREAS, Buyer and Seller desire to amend and restate the Original Agreement with this Agreement as of the Effective Date;

     NOW, THEREFORE, the parties hereto agree as follows:

1. Appointment as Approved Distributor of all Company Owned and Franchised Restaurants.

     (a) Buyer hereby appoints Seller as an approved distributor during the term of this Agreement of the Restaurant Products (defined below) sold to all Pizza Hut, Taco Bell and KFC restaurants, whether franchised or owned by Buyer or its subsidiaries or affiliates, in the United States (including Hawaii and Alaska), Canada and the countries where Seller currently exports Restaurant Products from its distribution centers in the United States, which countries are listed in Exhibit A attached hereto (the "Export Countries"). Seller understands that the appointment contained in this Section 1 is not exclusive and that Seller shall only have the exclusive distribution rights for the

Page 1 of 45                                                   December 18, 1998
restaurants and products described in Section 2 below. In addition, Seller understands that nothing in this Agreement shall be construed as an approval by Buyer of Seller as a purchasing organization or purchasing agent with respect to any of the restaurants described in the first sentence of this Section 1, and that such approval must be separately requested by Seller and may be granted by Buyer, in its sole discretion, from time to time.

     (b) For purposes of this Agreement, the term "Restaurant Products" shall mean all of the proprietary and non-proprietary food, equipment, office supplies, non-office supplies (cleaning chemicals, trash can liners, etc.), packaging products (including, without limitation, all paper products), smallwares (pans, brooms, cutting knives, salt and pepper shakers, etc.), uniforms, beverages, promotional items (as defined in Exhibit D hereto) and point of purchase materials (table tents, door hangers, etc.) currently or in the future approved by the respective Buyer for purchase by any Pizza Hut, Taco Bell or KFC company owned or franchised restaurants. For purposes of clarity, smallwares, as generally known, are reusable items with small dollar values such as the ones described above which are used in the operation of the business and
(i) expensed under the Buyer's accounting practices in place on the Effective Date when they are for replacements and (ii) capitalized under the Buyer's accounting practices in place on the Effective Date when they are purchased as part of a new restaurant opening or a major rollout of a new Restaurant Product. The key smallwares categories are as follows: (A) Utensils (spoodles, spatulas, tongs, cooking knives/forks/spoons, wire whips, etc.); (B) Food prep and storage (pans, separators, containers and lids, bowls, squeeze bottles, etc.); (C) Tabletop Items (stainless cutlery, glassware, plates, cruet sets, tablecloths, etc.); (D) Parts (can opener blades, slicer blades, fryer gaskets, etc.); and
(E) Janitorial & cleaning reusables (mops, buckets, brushes, garbage cans, spray bottles, urinal screens, etc.). In contrast, equipment items are always capitalized under the Buyer's current accounting practice (whether as a new or replacement item) and food and supplies are always expensed.

     (c) All suppliers and specifications for all Pizza Hut, Taco Bell and KFC Restaurant Products purchased by Seller must be approved in advance in writing by Pizza Hut, Taco Bell and KFC, respectively. Seller hereby acknowledges that it shall have no role in the process of approving any supplier or the specifications for the Restaurant Products. As described in Section 7 below, the Buyer's Supply Chain Management division or other equivalent or designated purchasing function, (referred to collectively as "SCM") and any person designated in writing by SCM (together with SCM, an "SCM Party") as having the right, whether as agent or independent contractor for, or assignee, of, SCM, to exercise the rights of SCM or an SCM Party under this Agreement, shall negotiate the price and other purchase terms of all Restaurant Products sold by Seller to the Exclusive Restaurants (defined below). Buyer shall provide at least thirty
(30) days prior written notice to Seller of the designation of an SCM Party and shall not permit there to be any overlap among SCM Parties for responsibility for the purchase of any Restaurant Product. Seller agrees that it shall not purchase Restaurant Products under agreements negotiated by an SCM Party for any customers other than Pizza Hut, Taco Bell or KFC restaurants without the prior written approval of such SCM Party. Any

Page 2 of 45                                                   December 18, 1998
breach of the preceding sentence by Seller shall constitute a material breach of this Agreement.

     (d) As described in this Section 1, during the term of this Agreement (including as extended solely for non-exclusive distributor status pursuant to Section 9), Seller is an approved distributor of Restaurant Products for all Pizza Hut, Taco Bell and KFC restaurants throughout the United States, Canada and the Export Countries. All sections of this Agreement after this Section 1 shall, however, only describe the relationship between Buyer and Seller with respect to certain Pizza Hut, Taco Bell and KFC restaurants within the 48 contiguous States of the United States of America (the "Continental United States"). To the extent that Seller sells Restaurant Products to Pizza Hut, Taco Bell or KFC restaurants outside of the Continental United States, Buyer and Seller shall separately agree on the terms of their relationship for these restaurants.

2.   Appointment as Exclusive Distributor of Company Owned Restaurants.

     (a) Buyer hereby appoints Seller as the exclusive distributor during the term of this Agreement of the "Exclusive Restaurant Products" (defined below) purchased by (i) the Pizza Hut, Taco Bell and KFC restaurants (traditional and nontraditional units) within the Continental United States which are owned by Buyer or any of its Subsidiaries (defined below) on the Effective Date, except for Restaurants Under Definitive Contract or Letter of Intent (defined below) or
(ii) any additional Pizza Hut, Taco Bell or KFC restaurants (traditional and nontraditional) within the Continental United States which are acquired or built by Buyer or its Subsidiaries during the Initial Term or any Extension Term of this Agreement (the "Exclusive Restaurants"). The term "Restaurants Under Definitive Contract or Letter of Intent" shall mean any Pizza Hut, Taco Bell or KFC restaurants owned by Buyer which the Buyer has agreed to sell pursuant to a definitive agreement or Letter of Intent signed by the parties thereto prior to the Effective Date, provided, however, that until any restaurant included in the transactions the subject of such definitive agreement or letter of intent is sold, it shall remain an Exclusive Restaurant, and if it is not sold pursuant to such definitive agreement or letter of intent, it shall remain an Exclusive Restaurant. A list of "Restaurants Under Definitive Contract or Letter of Intent" is attached hereto as Exhibit B. During the term of this Agreement, Buyer and its Subsidiaries shall purchase, and Seller agrees to sell, 100 percent of the Exclusive Restaurant Products required by the Exclusive Restaurants, except incidental purchases in emergency situations and as otherwise provided herein. The Buyer agrees that during the term of this Agreement no supplier or distributor other than Seller shall sell the Exclusive Restaurant Products to the Exclusive Restaurants; provided, however, that if Seller for any reason fails to deliver any Exclusive Restaurant products on a scheduled delivery date which was ordered within the time required for ordering as described in subsection 5(c) hereof, the Exclusive Restaurant shall be permitted to purchase such Exclusive Restaurant Products from another source or sources to meet its requirements (but only for such order and not for any future orders), and no such purchase shall be construed as a breach of Buyer's obligations or require additional compensation to Seller. The term Exclusive Restaurants shall include all types of nontraditional restaurants including kiosks, carts, delivery units and restaurants in hotels,

Page 3 of 45                                                   December 18, 1998
schools, airports, hospitals, or in joint consumer outlets, including supermarkets, convenience stores, gas stations or similar arrangements, but it shall not include any restaurants owned, acquired or built by Buyer which are not Pizza Hut, Taco Bell or KFC restaurants.

     For purposes of this Agreement, the term "Concept" shall mean each of the Buyer's KFC, Pizza Hut and Taco Bell restaurant businesses, and the term "Concepts" shall mean such businesses in the aggregate. To the extent the Buyer owns, acquires or builds any restaurant concept(s) other than the Concepts, they will only be considered Exclusive Restaurants under this Agreement if the Buyer and Seller specifically agree in writing to include them under this Agreement.

     (b) For purposes of this Agreement, the term "Exclusive Restaurant Products" shall mean all proprietary and non-proprietary food (including fresh produce but excluding fresh chicken, as defined by FDA regulations), packaging products (including, without limitation, all paper products), national soft drinks and promotional items (as defined in Exhibit D hereto) currently or in the future approved by the respective Buyer for purchase by any Exclusive Restaurant. Smallwares and non-office supplies (which include, but are not limited to, cleaning chemicals and trash can liners) will become an Exclusive Restaurant Product, provided that Buyer and Seller, negotiating in good faith, agree on a comprehensive operations and pricing arrangement. Until that time, smallwares and non-office supplies will be priced and serviced under current arrangements as set forth in Exhibit C. Fresh chicken, equipment, uniforms, smallwares (except as set forth above), office supplies, non-office supplies (except as set forth above) and point of purchase materials shall not be within the definition of Exclusive Restaurant Products. National soft drinks will not be included in the definition of Exclusive Restaurant Products to the extent that the distribution thereof by Seller could, in the reasonable judgment of Buyer, be expected to subject the Buyer to contractual restrictions that could operate to limit the ability of the Buyer to offer certain brands of national soft drinks to its customers. Buyer will use reasonable efforts to negotiate the removal of such contractual restrictions. New Exclusive Restaurant Products which are being tested can be distributed by a company other than Seller in one test market for up to 90 days. As a result, Seller shall be an approved distributor as described in Section 1 above (but not an exclusive distributor) of all such nonexclusive Restaurant Products which are excluded from the definition of Exclusive Restaurant Products. The above definition of Exclusive Restaurant Products may be changed only by written agreement of Buyer and Seller.

     (c) Buyer and Seller agree to reasonably cooperate to work towards a generic product procurement program for generic items (e.g., trash can liners, toilet paper, cleaning materials, etc.) with Seller acting as the supplier of these products and which would result in price reductions of at least 1 percent below current levels. The program is subject to Buyer's final approval and the generic products to be included within such program shall be agreed to in writing in advance from time to time by the parties hereto. Buyer retains all rights to grant and revoke the approval of all specifications and qualifications of such generic products thereof and Seller agrees not to disclose any

Page 4 of 45                                                   December 18, 1998
proposed changes or modifications of such specifications or qualifications to existing suppliers prior to the Buyer's written approval thereof. It is understood that the intent of such product program would be to permit volume purchases from vendors and, as such, generic product negotiations with vendors would from time to time include negotiations in respect of Buyer's needs for such products and the concurrent needs of other customers of Seller for such products. Seller agrees that for any specific generic product for which Seller is designated as the sole supplier to the Exclusive Restaurants, Buyer will be charged no more on a per item basis for such product (meeting substantially similar specifications) than Seller charges any other customer therefor.

     (d) For purposes of this Agreement, the term "Subsidiaries" shall mean the companies, partnerships or other entities in which the Buyer owns at least a majority of the total equity interests. For purposes of convenience only, the numerous Subsidiaries of the Buyer who own the Exclusive Restaurants are not signing this Agreement. The Buyer hereby unconditionally guarantees the full performance of the obligations of its Subsidiaries who own the Exclusive Restaurants during the term of this Agreement and the fact that such Subsidiaries are not signing this Agreement shall not affect in any way the rights or obligations of the Buyer or Seller under this Agreement.

     (e) A list of the Exclusive Restaurants on the Effective Date will be provided by the Buyer to Seller on or about the Effective Date, which list will be the initial list of the Exclusive Restaurants. If during the Initial Term or any Extension Term of this Agreement the Buyer or any of its Subsidiaries acquires or builds any additional Pizza Hut, Taco Bell or KFC restaurants, the Buyer shall so notify Seller and such additional restaurants shall be added to the list of Exclusive Restaurants and become subject to the terms of this Agreement for the remaining period of the Initial Term or any Extension Term of this Agreement. If the Buyer or any of its Subsidiaries sell, or enters into a definitive agreement to sell, any Pizza Hut or Taco Bell Exclusive Restaurants prior to December 31, 1999, and the buyer of such Exclusive Restaurants is, immediately prior to the sale, a Pizza Hut or Taco Bell franchisee, and is among the buyers that acquire the initial two hundred Pizza Hut Exclusive Restaurants, in the case of a Pizza Hut franchisee, or the initial two hundred Taco Bell Exclusive Restaurants, in the case of a Taco Bell franchisee, sold by the Buyer in the period following the Effective Date (excluding Restaurants under Definitive Contract or Letter of Intent), the buyer of such Exclusive Restaurants shall be required prior to such sale to enter into a Sales and Distribution Agreement with Seller with respect to such purchased Exclusive Restaurants either, at the election of such buyer, in the form attached hereto as Exhibit G-1(B) (having a term the same as the Original Agreement plus a six
(6) month extension) or Exhibit G-2 (having a term the same as this Agreement). The buyer of "Restaurants Under Definitive Contract or Letter of Intent" (excluding KFC restaurants) shall be required prior to such sale to enter into a Sales and Distribution Agreement with Seller with respect to such restaurants either, at the election of such buyer, in the form attached hereto as Exhibit G-1(A) (having a term the same as the Original Agreement) or Exhibit G-2 (having a term the same as this Agreement). If the Buyer or any of its Subsidiaries sell, or enters into a definitive agreement to sell, any Pizza Hut or Taco Bell Exclusive Restaurant during the Initial Term of this Agreement, to a buyer not covered by either of

Page 5 of 45                                                   December 18, 1998
the two immediately preceding sentences, the buyer of such Exclusive Restaurant shall be required prior to such sale, to enter into a Sale and Distribution Agreement with the Seller in the form attached hereto as Exhibit G-2. Once such buyer enters into such a Sales and Distribution Agreement with Seller with respect to such purchased Exclusive Restaurants, the Buyer shall have no further obligations under this Agreement with respect to such purchased Exclusive Restaurants and the Buyer shall not guarantee in any way the payment or other obligations of such buyer to Seller. If the buyer of such Exclusive Restaurant already owns other franchised Pizza Hut or Taco Bell restaurants, such other restaurants owned by such buyer shall not be required to become Exclusive
Restaurants subject to the terms of the applicable Sales and Distribution Agreement. The requirement that refranchised Pizza Hut and Taco Bell Exclusive Restaurants must continue to be Exclusive Restaurants under this Agreement shall not apply to KFC Exclusive Restaurants sold by Buyer or its Subsidiaries during the term of this Agreement. If a KFC Exclusive Restaurant is sold by the Buyer or its Subsidiaries during the term of this Agreement and becomes a franchised KFC restaurant, the terms of this Agreement shall not apply to said KFC restaurant which will be removed from the list of Exclusive Restaurants.

3.   Prices for Exclusive Restaurant Products.

     (a) The prices to be paid by the Exclusive Restaurants for the Exclusive Restaurant Products purchased from Seller during the term of this Agreement shall be equal to (x) the "Landed Cost" (defined below) of the Exclusive Restaurant Products plus a mark-up described in Exhibit D attached hereto plus
(y) the costs of SCM allocated to the Exclusive Restaurant Products and charged to Seller as described in Section 7 below. The mark-ups listed on Exhibit D become effective on January 1, 1999. Until that date, the Landed Cost, mark-ups, freight and other pricing provisions will be those provided for under the Original Agreement. Buyer will give Seller 60 days prior written notice of any changes in the amount of or manner of the SCM fee. As described in Exhibit D, the mark-up will be different for the different restaurant chains, Pizza Hut, Taco Bell and KFC. The mark-up applicable to Exclusive Restaurant Products that are used in common by each Concept in a "2n1" or "3n1" Exclusive Restaurant shall be the markup specified for the Concept under which such "2n1" or "3n1" Exclusive Restaurant is operated and numbered by the Buyer. The mark-up applicable to Exclusive Restaurant Products that are proprietary to a Concept shall be that Concept's specified mark-up.

     (b) As used in this Agreement, the term "Landed Cost" for Exclusive Restaurant Products shall mean F.O.B. vendor's dock price for the Exclusive Restaurant Products, plus standard freight from the F.O.B. point to Seller's distribution center dock. All weight and quantity discounts, promotional allowances, rebates and special discounts reasonably allocable to the Exclusive Restaurants, will be deducted in computing the Landed Cost. Seller shall retain all prompt pay discounts which will not be factored into the calculation of Landed Cost. Buyer will not knowingly permit any SCM Party to negotiate away any standard vendor prompt pay discounts. Seller and its subsidiaries perform value-added services for suppliers in addition to the procurement activities typically provided. These value-added services include regional and national marketing,

Page 6 of 45                                                   December 18, 1998
administrative services, quality assurance and performance based product marketing. Seller and its subsidiaries may recover from such supplier the costs of providing these services and may also be compensated by such supplier for these services and consider this compensation to be earned income, provided that receipt of such cost recovery or earned income will not affect Landed Cost. Seller will disclose to Buyer on a semi-annual basis the dollar amount of "earned income" received by Seller from vendors on a product category basis. Neither Buyer nor any SCM Party shall have any restrictions on receiving supplier "earned income" or other supplier incentives such as rebates and discounts. Subject to Buyer's prior written approval, Landed Cost may also include reasonable freight and handling costs associated with inventory transfers between Seller's distribution centers in cases where vendor minimum or full truck load order quantities cannot reasonably be met, said costs to be reflected in the Landed Cost of the receiving Seller distribution center. Seller will not charge for transfers of inventory that are required to be made by Seller to correct inventory shortages caused by Seller's inventory management mistakes. As indicated in Exhibit E attached hereto, Seller and Buyer will jointly develop a process to manage such approvals.

     For purposes of determining Landed Cost, Seller shall price its inventory of Restaurant Products on a last in, first out (LIFO) basis where all product will be sold at current market value, whether that value is higher or lower than actual inventory value. For items priced in four-week periods, current market value is defined as the purchase order cost if there is an outstanding purchase order with a delivery date into Seller's distribution center prior to the 10th day of the period for the period which pricing is being determined, or in the absence of such a purchase order, the current Landed Cost of that item. Buyer or the SCM Party will require vendors to give 4 weeks notice prior to a price change in a period priced Restaurant Product. For weekly priced items (certain commodities, such as cheese, produce and other products specified in a written notice from Buyer to Seller), current market value is the current Landed Cost at the time pricing is determined (not to exceed three (3) days prior to the beginning of the weekly period). Buyer or the SCM Party will require vendors to give at least three (3) days notice prior to a price change in a weekly priced Restaurant Product to the extent consistent with agreements between Buyer and vendors in effect on the Effective Date, or any renewal or extension of said agreements.

     (c) Freight Management Rules. The Freight Management Rules attached hereto as Exhibit E (the "Freight Management Rules") shall establish the standards of performance that shall be required to be adhered to. The freight rates and other information necessary for establishing the pricing under the Freight Management Rules shall be redetermined annually to be effective January 1, 1999 and each anniversary thereof. Freight standards will be based on shipment sizes that approximate current product mix.

     (d) Case Size and Weight Changes and New Restaurant Products. The case mark-ups provided for in this Agreement were based upon the actual calculations of average weight per case of Exclusive Restaurant Products delivered in 1997 (the "Weight to Case Ratio"), and average case size of Exclusive Restaurant Products delivered in 1997 (the "Cube to Case Ratio"), each as set forth in Exhibit D hereto. The per case

Page 7 of 45                                                   December 18, 1998
markup of case-priced Exclusive Restaurant Products (not the percentage markup) will be equitably adjusted for any material change (as defined below) in the Weight to Case Ratio or the Cube to Case Ratio, or for any new product, where either party determines in good faith that such change or new product is detrimental to its financial position under the terms of this Agreement, including, without limitation, a material change in product mix (e.g., an increase in frozen Restaurant Products). For case-priced Exclusive Restaurant Products, a material change shall be defined as 10 percent change in either the Weight to Case Ratio or the Cube to Case Ratio for all products on a Concept by Concept basis. Buyer shall not, and shall cause a SCM Party not to, request a supplier to increase the weight or case size unless there is a reasonable business purpose other than lowering the distribution fees paid to Seller. The parties agree to review these changes for each Buyer's Concept on a quarterly basis. For all other products, parties will negotiate changes in good faith. Should Buyer decide to add or modify any Restaurant Products in a manner which fundamentally alters the storage and/or delivery requirements outside of the current methods (e.g., ice cream, bulk oil, commissary pizza dough, high security promotional items and game pieces), the parties shall work together in good faith to develop, on mutually acceptable terms, alternative storage and/or delivery methods which meet Buyer's distribution requirements. For this purpose, mutually acceptable terms shall include prices and rates which are market competitive with respect to the alternative storage or delivery methods developed by the parties. If Buyer, in its reasonable judgment, determines that mutually acceptable terms have not been agreed to within a reasonable amount of time, Buyer may, after requesting written bid(s) for storage and delivery methods that meet its requirements, enter into an agreement for the distribution of the applicable Exclusive Restaurant Product with any person(s) providing such a bid(s); provided that Seller shall have the right of first refusal with respect to the terms of any such bid(s), for a period of 30 business days after its receipt of the terms of such bid(s).

     (e) The parties will agree on the specific method of billing the Exclusive Restaurants (e.g., electronic billing, faxed invoice or other format) and whenever possible electronic billing will be used. From time to time during the term of this Agreement, Buyer shall have the right to review all financial and business records of Seller which are reasonably requested by Buyer to determine the Landed Costs of the Exclusive Restaurant Products sold to the Exclusive Restaurants. Within 90 days after the end of each calendar year, Seller shall provide to the Buyer a calculation by a major independent international public accounting firm, agreed upon by Seller and Buyer, of the Landed Costs of all Exclusive Restaurant Products sold to each of the respective Pizza Hut, Taco Bell and KFC Exclusive Restaurants during that calendar year. Seller or Buyer, as the case may be, will then promptly make an adjusting payment in respect of any overcharges or undercharges. Seller shall make available to the independent accounting firm all financial records necessary to make such calculation. The costs of the independent accounting firm shall be shared equally by the Buyer and Seller (50 percent by each).

     (f) The prices described in the paragraphs above shall apply only to the Exclusive Restaurant Products. For all Restaurant Products which are not included within the definition of Exclusive Restaurant Products (e.g., fresh chicken, equipment,

Page 8 of 45                                                   December 18, 1998
office supplies, uniforms, smallwares (except as provided in Section 2(b) above), non-office supplies (except as provided in Section 2(b) above) and point of purchase materials), the prices will be negotiated from time to time by Seller and Buyer.

     (g) Notwithstanding the foregoing, the parties agree that the prices of the Restaurant Products which are food, paper products and similar restaurant supplies purchased by all Pizza Hut franchised restaurants within the Continental United States (not including the Exclusive Restaurants) will continue until the expiration of the term of the Original Agreement (July 11, 2002) to be subject to the 2.5 percent net pre-tax profit margin limit set forth in clause D(ii) of Section 8.3 of the standard Pizza Hut Franchise Agreement, a copy of which is attached hereto as Exhibit F. Seller agrees to maintain during the Initial Term of this Agreement the rebate program for this 2.5 percent net pre-tax profit margin limit for Pizza Hut restaurants in a manner to be agreed upon by Buyer and Seller, including a basis for allocating costs and providing to Pizza Hut franchisees the audit of all allocated costs and rebate payments provided for under Section 8.3 of the standard Pizza Hut Franchise Agreement. Seller will be relieved of this profit limitation if any distributor servicing Pizza Hut franchisees is not subject to the same profit limitations.

4.   Payment Terms for the Restaurant Products.

     (a) The Buyer shall pay to Seller the purchase price for the Restaurant Products delivered to and accepted by the Buyer within 30 calendar days after the date of invoice (which invoice will be the same day as delivery). No interest shall be charged to the Buyer with respect to payments made on or before the due date. Seller agrees that all credits for product on which Seller has received telephonic or other notice that such product was invoiced but not received on the scheduled delivery date or product picked up for return (RMA) will be processed within 24 hours of the applicable driver's return to the distribution center, provided that the data transmittal for all weekend and holiday returns is processed before the evening of the following business day.

     (b) If any amounts due to Seller are not paid in accordance with the payment terms when due as described in subsection 4(a) above, a service charge shall be added to the sums due, which charge shall be equal to the lesser of (i) an interest charge determined by applying to the delinquent balance an interest rate equal to the prime rate of interest of Citibank N.A. (as published from time to time) plus 2 percent per annum or (ii) the amount determined by applying the maximum rate permitted to be charged under applicable state law.

5. Deliveries and Orders of the Restaurant Products excluding Equipment and Non Fleet Smallwares.

     (a) The provisions of this Section 5 describe the mechanics and procedures for ordering and delivering all of the Restaurant Products distributed and sold by Seller to the Exclusive Restaurants except for the new and replacement equipment and furnishings which Seller sells to the Exclusive Restaurants through its equipment business and certain

Page 9 of 45                                                   December 18, 1998
smallware items which are not delivered through the Seller's distribution centers (the "Non Fleet Smallwares"). The Restaurant Products, excluding equipment and furnishings and the Non Fleet Smallwares, is hereinafter referred to as the "Covered Products." The specific mechanics and procedures for ordering and delivering of equipment and furnishings is not described in this Agreement and will be subject to the agreement of Seller and the Exclusive Restaurants from time to time. The specific mechanics and procedures for ordering and delivering of Non Fleet Smallwares are set forth in Exhibit C hereto.

     (b) Deliveries of the Covered Products shall be made twice a week to the Exclusive Restaurants. If the Buyer desires to have more than two deliveries per week for any particular Exclusive Restaurants, the Buyer will be required to pay an additional charge to Seller in an amount to be negotiated and agreed upon by Seller and Buyer. Seller will offer to Buyer a discount off the purchase price of the Covered Products (in an amount determined by Seller) if an Exclusive Restaurant agrees to reduce the number of its scheduled deliveries per week. Seller may deliver the ordered Covered Products to the Exclusive Restaurant at any time during which the Exclusive Restaurant is open for business except for the black out periods described in Exhibit H attached hereto, or such other black out periods which are previously agreed upon in writing by Seller and the regional managers of the Exclusive Restaurants. Before the beginning of each black out period, Seller's drivers must complete their deliveries and be out of the Exclusive Restaurant and failure to do so will not be considered as an on time delivery. Seller agrees to start deliveries within one hour (before or after) of the expected delivery time that Seller notifies an Exclusive Restaurant. As examples: (i) if the expected delivery time is 9:00am and Seller's driver starts the delivery between 8:00am and 10:00am, the delivery will be on time but (ii) if the expected delivery time is 11:00am for a Taco Bell restaurant and Seller's driver starts the delivery at 11:00am but does not complete the delivery by 11:30am, the delivery will not be on time. Seller will notify the Exclusive Restaurants of the expected delivery time no later than the day preceding the date of delivery. If the delivery cannot be started within such two hour period (one hour before and one hour after the scheduled delivery time), Seller will notify the Exclusive Restaurant in advance but the delivery will still be made the same day. The regional managers of the Exclusive Restaurants may waive in writing the black out period delivery prohibition and accept delivery during the black out period. Seller will be allowed to deliver the Covered Products when the Exclusive Restaurant is closed (so called "key" deliveries) only with the prior written approval of an authorized representative of the Buyer (or other appropriate level employee of the Exclusive Restaurants as designated by the Buyer). If Seller's driver sets off an alarm at a key delivery (other than because the Exclusive Restaurant did not provide the correct alarm code) and there are charges incurred by the Exclusive Restaurant as a result of such alarm, Seller will reimburse the Exclusive Restaurant for such charges. Delivery days and times will be scheduled so as to cause as little interruption to the operation of the Exclusive Restaurants as is practical under the circumstances.

     (c) Orders by the Buyer for the Covered Products must be made to Seller no later than 5:00pm on the day which is two days prior to the scheduled delivery date;

Page 10 of 45                                                  December 18, 1998
provided, however, that for Exclusive Restaurants which are not close to a distribution center of Seller (not within one day normal driving time from the nearest Seller's distribution center), Seller may require that these orders be made no later than 5:00pm on the day which is three days prior to the scheduled delivery date. If there are any exceptional cases where Seller wishes to receive orders four days prior to the scheduled delivery date, they must be approved in writing by the local manager of the affected Exclusive Restaurant. Seller agrees to continue to maintain the "Sourcelink" electronic ordering system (or equivalent up to date electronic ordering system) which currently allows the Exclusive Restaurants to make electronic orders for the Covered Products. If the Sourcelink orders are not received within two hours before the 5:00pm order deadline, Seller will call the restaurant before the order deadline in order to try to receive the order. If the distribution center of Seller is still unable to receive an order from an Exclusive Restaurant prior to the 5:00pm order deadline, Seller shall automatically order for the Exclusive Restaurant for the exact same order it received for the same day of the previous week (excluding smallwares) and the Exclusive Restaurant will be required to accept such delivery when made. To the extent the Exclusive Restaurant is late in ordering or changes its order after the 5:00pm order deadline, Seller is not required to accept such late or changed order. If Seller decides to accept such late or changed order, Seller may charge the Buyer a special delivery charge to be negotiated by Seller and Buyer. Seller agrees that its Sourcelink computer software and hardware (or such other electronic ordering software and hardware used by Seller which is at least functionally equivalent to Sourcelink) will be free from errors or "bugs" related to the Year 2000 issue on or before September 30, 1999. Seller shall prepare a back-up plan for making orders should such software suffer errors or "bugs" related to the Year 2000 issue and will make reasonable efforts to correct any such errors or "bugs" it may suffer.

     (d) Deliveries shall be to such location on the Exclusive Restaurant premises as the Exclusive Restaurants shall reasonably direct. Covered Products shall be deemed delivered when actually placed in the storage areas of the Exclusive Restaurant (including the temperature controlled compartments in the case of the frozen or refrigerated Covered Products) by Seller's drivers, as reasonably directed by employees of the Exclusive Restaurant. Seller's drivers will not be required to stock shelves or rotate the Covered Products. The Exclusive Restaurants will be responsible to keep the back door and aisle free of debris for Seller's drivers to deliver the Covered Products to the storage areas. To the extent practicable, deliveries by Seller shall have unloading priority over all other vendors. The Exclusive Restaurants shall assign and make available an employee or employees to accept delivery, subject to the terms of paragraph (f) below, of Covered Products, and to sign the invoice documenting receipt of the ordered Covered Products (to the extent received and not damaged).

     (e) Seller will only deliver the Covered Products specified by the Buyer and shall not substitute products for the Covered Products; provided, however, that the delivery on an infrequent basis of the Covered Products in a different size than ordered shall not be considered a substitute if the total quantity of the Covered Products is the amount ordered (e.g., delivery of two 12 ounce jars instead of four 6 ounce jars). Seller agrees to comply with all quality assurance programs and guidelines consistently required

Page 11 of 45                                                  December 18, 1998
by the Buyer for other similarly situated distributors of Restaurant Products in the United States from time to time during the term of this Agreement to ensure that the quality of the Covered Products is maintained while the Restaurant Product is being stored, handed and transported by Seller. If Tricon quality assurances programs and guidelines are materially modified after the date of the Original Agreement, Buyer agrees to discuss in good faith the reasonableness of such change with Seller. The current quality assurance programs and guidelines of each of Pizza Hut, Taco Bell and KFC have been provided to Seller prior to the date hereof.

     (f) If ordered Covered Products are not delivered by Seller on the scheduled delivery date (including key deliveries), or are delivered damaged or not meeting the required specification, at the request of the Exclusive Restaurant, Seller will make a special delivery to redeliver the Covered Products as quickly as possible. In addition, Seller shall take back all Covered Products which are damaged or out of specification and give a credit to the Exclusive Restaurant for the purchase price charged by Seller to the Exclusive Restaurant for that product. If the Covered Products were out of specification or the damages were internal and not visible to Seller upon receiving delivery of the Covered Products from the vendor, the vendor shall be responsible to Seller for all costs relating to making such special deliveries and to take back damaged or out of specification Covered Products. The Buyer and Seller each agree to use their respective best efforts to collect such costs from the vendors.

     (g) If the Buyer decides to return any nonperishable Covered Products ordered by Buyer and delivered to it within specification, not damaged and on the scheduled delivery date, Seller shall, within 30 days after such return, charge the Buyer for taking back such Covered Product an amount equal to 15 percent of the invoice price of such Covered Product (as a restocking fee).

     (h) Title and risk of loss for the Covered Products purchased by the Exclusive Restaurants from Seller shall pass to the Exclusive Restaurants upon delivery by Seller inside the Exclusive Restaurant. In the event that any Covered Products are delivered and subsequently returned or rejected by an Exclusive Restaurant, title and risk of loss shall revert to Seller upon the physical transfer of possession of the Covered Products back to Seller at the time such Covered Products are picked up by Seller from Buyer's Exclusive Restaurant.

     (i) Buyer acknowledges and agrees that Seller has full discretion to direct all deliveries from any distribution center which Seller operates, and to make such changes to the routing process as Seller, in its sole discretion, determines appropriate; provided, however, that Seller shall notify the affected Pizza Hut, Taco Bell and KFC restaurants of any changes in its routes. In addition, the Buyer acknowledges and agrees that Seller's fleet may not be solely dedicated to the distribution of Covered Products to Pizza Hut, Taco Bell and KFC restaurants. As a result, Seller's fleet which distribute the Covered Products to Pizza Hut, Taco Bell and KFC restaurants may also carry other products for delivery to other customers (including competing customers) on the same routes so long as they do not in any way damage, contaminate or adversely affect the quality of the

Page 12 of 45                                                  December 18, 1998

Covered Products during the delivery or adversely affect deliveries to the Exclusive Restaurants.

     (j) Management of the inventory levels in the distribution centers of Seller will be the responsibility of Seller except that Seller agrees that it will not buy any Covered Products which Seller expects to keep in inventory for more than 60 days without the consent of the Buyer. Seller agrees to provide to the extent practicable weekly information to the Buyer by distribution center of its inventory levels of all Restaurant Products purchased through Seller. Seller shall not be required to buy promotional items or new or test market Covered Products until it first receives a firm commitment from the Buyer and, in the case of such promotional items, or new or test market Covered Products which are for sale to franchised Pizza Hut, Taco Bell and KFC restaurants, until it first receives a firm commitment from such franchisees to purchase such promotional items or new or test market Covered Products. If any promotional items or any other Covered Products which are unique to the Buyer's operations are purchased by Seller based on the Buyer's projections and such Covered Products remain in Seller's inventory for more than 90 days after Buyer's projected need, Seller may charge the Buyer a storage and handling charge equal to 1 percent of the Landed Cost of such Covered Products per month until Covered Products are delivered to the Buyer. Each month during the term of this Agreement the Buyer and Seller shall meet to review the amount of promotional items or other unique Covered Products which have remained in inventory for more than 90 days after Customer's projected need and use their respective best efforts to agree on a schedule for delivery of such excess inventory to the Exclusive restaurants as quickly as possible and in any event not more than an additional 90 days after such initial 90 day period. At the end of such additional 90 day period, Seller may require the Buyer to either order such excess inventory or direct Seller to dispose of such excess inventory at the Buyer's cost. Unless either (i) a Covered Product is discontinued by the Buyer or (ii) the Buyer approves an AIP (authorization for inventory purchase) for Covered Products ordered by franchised Pizza Hut, Taco Bell or KFC restaurants, the Buyer shall not be responsible to Seller for any storage charges or purchase commitments of any franchised Pizza Hut, Taco Bell or KFC restaurants. Buyer agrees that that it will cause vendors of Promotional Items to make available to Seller payment terms at least as favorable as terms available to any other distributor with similar credit ratings and histories of Promotional Items to the Concepts. The payment terms on Promotional items will not be considered in calculating the "Weighted Average Payment Term" as defined in Section 7(a) of this Agreement.

     (k) In the event the Buyer decides to recall any Restaurant Product, Seller agrees to assist the Buyer, to the extent reasonably requested by the Buyer, in its recall efforts, including, without limitation, promptly assisting the Buyer in determining exactly which Pizza Hut, Taco Bell or KFC restaurants may need to be notified of a product recall. Unless such recall was needed as a result of any action or omission to act by Seller, the Buyer (or the vendor at the Buyer's direction) shall reimburse Seller for all additional costs incurred by Seller (e.g. labor, fuel, etc.) in such recall efforts to the extent such recall was requested by the Buyer.

Page 13 of 45                                                  December 18, 1998

     (l) Seller warrants that all Covered Products to be distributed by it to Pizza Hut, Taco Bell or KFC restaurants shall be inspected, handled, stored, shipped and sold by Seller in strict compliance with all applicable (i) federal and state laws (ii) rules and regulations of all governmental agencies having jurisdiction and (iii) municipal ordinances. Upon its receipt of any citation issued by any governmental or regulatory authority which might result in the interruption in Seller's distribution service to any Pizza Hut, Taco Bell or KFC restaurant customers, Seller, shall promptly notify such customers who may be affected.

     (m) Seller agrees to use its best efforts to take and respond to emergency calls from the Exclusive Restaurants for delivery of Covered Products. Seller and the Exclusive Restaurants will agree upon the additional charges to be paid to Seller for special deliveries needed to respond to such emergency calls.


6.   Minimum Service Levels.

     (a) Seller agrees to maintain during the term of this Agreement on a total basis for all Exclusive Restaurants serviced by Seller, each of the following monthly service levels:

     (i) The actual number of Perfect Orders (defined below) of the Covered Products which are delivered to the Exclusive Restaurants during each month as a percentage of the total number of deliveries of the Covered Products ordered shall not be less than 85 percent; and

     (ii) The number of deliveries of the Covered Products during any month which are on time (within one hour before or after the scheduled delivery time as described in Section 5(b) above) shall not be less than 80 percent.

     The above service levels shall be measured on a total basis for all distribution centers of Seller together (not separately for each individual distribution center). Key deliveries will be factored into the measurement of on time deliveries described in (ii) above.

     If Seller fails to achieve either of such service levels during any three months of any calendar year during the term of this Agreement (commencing in 1999), this failure shall constitute a material breach of this Agreement entitling the Buyer to terminate this Agreement upon notice to Seller as described in Section 10 below. Seller will provide Buyer with monthly service level reports using data collected from each Exclusive Restaurant in a systematic manner (including the store manager or regional manager signoff on delivery documentation) that is a data input in an electronically produced service level report.

Page 14 of 45                                                  December 18, 1998

     (b) Seller agrees to maintain during the term of this Agreement, for the Exclusive Restaurants serviced by each distribution center of Seller, the following monthly service level:

     The actual number of Perfect Orders of the Exclusive Restaurant Products which are delivered to the Exclusive Restaurants from that distribution center during each month as a percentage of the total number of deliveries of the Exclusive Restaurant Products ordered shall not be less than 75 percent.

     The above service level shall be measured separately for each distribution center of Seller which delivers to the Exclusive Restaurants.

     If Seller fails to achieve the above service level during any three months of any calendar year during the term of this Agreement (commencing in 1999), the Buyer shall have the right upon notice to Seller given at any time during the ninety (90) day period after the end of the third month in which it has failed to meet such service level to remove the Exclusive Restaurants which were serviced by such distribution center from the list of Exclusive Restaurants. As a result, if the Buyer gives such notice, Seller will lose the exclusive right under this Agreement to deliver the Exclusive Restaurant Products to the Exclusive Restaurants which were customers of such underperforming distribution center.

     (c) The term "Perfect Order" shall mean a delivery where 100 percent of the cases of the delivered Exclusive Restaurant Products are (i) exactly the items ordered by the Exclusive Restaurant, (ii) not damaged and (iii) within specification; provided, however, that any order which fails to be a "Perfect Order" because (x) a vendor was not able to supply a Covered Product which is part of the order, or (y) a Covered Product which is part of the order is not shipped to Seller in a timely manner and the Buyer is responsible for arranging or directing the manner of freight of such Covered Product to Seller, shall be disregarded for purposes of this paragraph (c).

     Within two (2) weeks of the end of each month Seller shall notify Buyer of its service levels described in paragraphs (a) and (b) above for the month and, at the request of the Buyer, Seller shall make available to the Buyer all of its records which support its determination of the service levels and such other records reasonably requested by the Buyer. By September 30, 1999, the service level data will be subdivided and totaled for the Exclusive Restaurants owned by Buyer, the franchisee-owned Exclusive Restaurants and franchisee owned non-Exclusive Restaurants which buy through SCM.

7.   Supply Chain Management.

     (a) Seller and SCM intend that their relationship will be based on a spirit of cooperation where they will support each other whenever possible. During the term of this Agreement, SCM or another SCM Party will negotiate with the vendors all price and other purchase terms for all Restaurant Products which are distributed and sold by Seller to any Exclusive Restaurants at such prices described in Section 3 above. The

Page 15 of 45                                                  December 18, 1998
commitment by Seller to exclusively buy under terms and agreements negotiated by an SCM Party all Restaurant Products sold to the Exclusive Restaurants is subject to the exception that if Seller is able to buy such Restaurant Products for the Exclusive Restaurants on terms more favorable to the Exclusive Restaurants than those negotiated by an SCM Party, Seller will notify the Buyer of such better terms and offer Buyer the opportunity to buy such Restaurant Products on such better terms negotiated by Seller. Any SCM Party shall have the right to allocate among two or more vendors the total purchases of the Restaurant Products purchased under terms and agreements negotiated by such SCM Party. In addition, each SCM Party shall have the right to determine which vendors will supply the Restaurant Products purchased under terms and agreements negotiated by such SCM Party to each of the respective distribution centers of Seller. Buyer agrees that the "Weighted Average Payment Term" (defined below) for the Restaurant Products purchased during any calendar quarter by Seller and negotiated through any SCM Party will be no less than 15 calendar days. For purposes of this Agreement, the term "Weighted Average Payment Term" shall mean the average number of days after invoice which the suppliers of the Restaurant Products purchased through each SCM Party (taken together) require for payment by Seller, weighted by the dollar volumes for the different items of the Restaurant Products and the different required terms for payment. Notwithstanding the foregoing, SCM (and with the written consent of SCM, any other SCM Party) may negotiate payment terms for Restaurant Products purchased by Seller for sale to the Exclusive Restaurants owned by the Buyer (not franchised Exclusive Restaurants) which result in a Weighted Average Payment Term for such Restaurant Products below 15 calendar days so long as there is an equivalent reduction in the receivable payment terms for such Exclusive
Restaurants to fully compensate Seller for paying earlier than a Weighted Average Payment Term of 15 days. As described in Section 3(b) above, Seller shall be entitled to receive all early pay discounts and such discounts shall not reduce the amount of the Landed Costs. Any SCM Party shall have the right to negotiate early pay discounts which Seller will receive so long as the Weighted Average Payment Term, after taking into account such discounts, is not less than 15 calendar days as described above. Buyer agrees and shall cause such SCM Party to agree that Seller shall have the right to receive standard vendor prompt pay discounts. In addition, any SCM Party may negotiate payment terms which include an interest charge for late payments by Seller to the supplier equal to the lesser of: (i) the prime rate of interest of Citibank, N.A. (as published from time to time) plus 2 percent per annum or (ii) the maximum rate permitted to be charged under applicable state law.

     (b) Except as described below, all inbound freight of the Restaurant Products to the distribution centers of Seller, including the selection of the carriers and the negotiation of the freight charges, will be managed by and incurred by Seller as part of its distribution services provided under this Agreement (without any additional fee to Buyer). The parties agree to comply with the Freight Management Rules attached hereto as Exhibit E.

     (c) SCM fee will continue to be charged by AmeriServe in such amount and in such manner as directed by Tricon. Tricon will give AmeriServe 60 days prior notice of any changes in the SCM fee.

Page 16 of 45                                                  December 18, 1998

     (d) Seller shall promptly submit to Buyer accurate and complete monthly reports on such forms as Buyer shall from time to time prescribe showing (i) the identity of each Exclusive Restaurant to which Seller has sold Products; (ii) the identity and quantity of Restaurant Products sold by Seller to the Exclusive Restaurants; and (iii) the net price (exclusive of permissible prompt pay discounts) paid by the Distributor (or if not conveniently available the net price paid to Seller by each Exclusive Restaurant) as the form of such reports and reporting requirements shall be revised in any Distributor Participation Agreement to which Seller and any SCM Party are a party. Seller shall be obligated, during the term of this Agreement, to deliver the invoice information detailed by components (Landed Cost, Seller's mark-up and any other invoice information provided by Seller), for each distribution center and separately for Exclusive Restaurants owned and not owned by Buyer.

     (e) Seller shall keep and preserve adequate records to support all information provided by Seller to Buyer pursuant to this paragraph for a commercially reasonable period of time (at least one year).

8.   Continuation of Equipment Business.

     Although the equipment products of Seller are not part of the Covered Products sold to the Exclusive Restaurants, Seller currently plans to maintain the equipment business and to make the equipment products available for purchase by the Pizza Hut, Taco Bell and KFC restaurant customers of Seller. Seller agrees to provide to the Buyer and its other Pizza Hut, Taco Bell and KFC franchised restaurant customers at least six months prior notice before either
(i) any significant reduction by Seller in the distribution services it offers for equipment products or (ii) Seller sells the equipment business. Buyer will continue to purchase 80 percent of its equipment needs for the Exclusive Restaurants owned by Buyer until November 1, 1999 at prices mutually agreed to in writing by the parties from time to time.

9.   Term.

     This Agreement is for a term beginning on the Effective Date and ending on January 11, 2005 (the "Initial Term"). This Agreement may be extended until July 11, 2007 upon one year's prior written notice by either party (the "Extension Term"). If Buyer opts to extend the Initial Term, contract rates, as adjusted by CPI adjustments, shall continue to apply. If Seller but not Buyer opts to extend the Initial Term, Buyer and Seller will negotiate in good faith contract rates for the Extension Term. If parties cannot agree on rates, Buyer may put the business out for competitive bid, but Seller will have right of first refusal to maintain the business on same terms as those of the lowest bona fide bid(s) obtained by Buyer. In the alternative, Seller will retain the business for the Extension Term, at the contract rates, as adjusted by CPI adjustments, if the Seller's actual average composite landed restaurant price for the Exclusive Restaurant Products for the Pizza Hut, Taco Bell and KFC Exclusive Restaurants owned by Buyer during the last year of the Initial Term is within one tenth of one percent (0.1%) of the average

Page 17 of 45                                                  December 18, 1998
composite landed restaurant price for the Exclusive Restaurant Products for the Pizza Hut, Taco Bell and KFC Exclusive Restaurants owned by Buyer offered by third parties in connection with bona fide market basket bid(s) obtained by Buyer for the business. In the event Seller opts to extend but the business hereunder is placed elsewhere, Seller shall remain an approved distributor as provided in Section 1 through July 11, 2007.

10.  Termination.

     This Agreement may be terminated prior to the end of the Initial Term or Extension Term hereof, without affecting the rights or obligations of either party with respect to the Restaurant Products already delivered by Seller, as follows:

     (a) In the event that the other party breaches any material term of this Agreement, and such breach shall remain unremedied for a period of thirty calendar days after written notice of such breach from the non-breaching party, the non-breaching party may terminate this Agreement upon written notice to the breaching party; provided that this Agreement may not be terminated by Buyer for breach of Section 6 above, except as provided in Section 10(b) below.

     (b) If Seller is in material breach of this Agreement for failure to maintain either of the service levels described in Section 6(a) hereof for any three months of any calendar year during the Initial Term or Extension Term (commencing in 1999), the Buyer may terminate this Agreement upon written notice to Seller at any time during the 90 day period after the end of the third month in which it failed to meet such service level.

     (c) In the event that either party (i) makes an assignment for the benefit of its creditors, (ii) has a petition initiating a proceeding under applicable bankruptcy laws filed against it and such petition is not set aside within 60 days after such filing, (iii) files any voluntary petition for bankruptcy, liquidation or dissolution or has a receiver, trustee or custodian appointed for all or part of its assets, or (iv) seeks to make an adjustment settlement or extension of its debt with its creditors generally, the other party may terminate this Agreement upon written notice to such party.


11.  Insurance.

     Each party shall obtain and maintain comprehensive general liability insurance (including product liability) in amounts equal to at least Ten Million Dollars ($10,000,000.00) combined single limit for death, personal injury, and property damage, and worker's compensation insurance as required by law. Each party shall file with the other certificates evidencing such insurance and shall promptly pay all premiums on said policies as and when the same become due. In addition, said policies shall contain a provision requiring thirty days prior written notice to the other of any proposed cancellation or termination of insurance. The insurance requirements set forth above are

Page 18 of 45                                                  December 18, 1998
minimum coverage requirements and are not to be construed in any way as a limitation of liability under this Agreement.

12.  Trademarks.

     (a) Neither the Buyer nor Seller shall acquire any right or interest in the trademarks or trade names of the other party pursuant to this Agreement. Except as specifically set forth herein, neither the Buyer nor Seller shall use the name of the other or any part of any trademark or trade name of the other party without the express written permission of such other party.

     (b) Seller may continue to display the Pizza Hut, Taco Bell and KFC trademarks on its delivery fleet in the same manner as such trademarks are currently displayed. Any change in the way such trademarks are displayed on Seller's delivery fleet shall require the prior written approval of the Buyer. Buyer may, in its discretion, either (i) require Seller, at Buyer's cost (unless Seller is refurbishing its fleet pursuant to a normal maintenance schedule), to change the way the Pizza Hut, Taco Bell, and KFC trademarks are displayed on the fleet of Seller in order to update the logos for any changes in the way such trademarks are generally displayed by Seller or (ii) require Seller to remove such trademarks form its fleet at any time, at Buyer's cost. Seller further agrees that, without Buyer's prior written consent, Seller's delivery trucks which display the Pizza Hut, Taco Bell and KFC trademarks will not be used for any deliveries to any customers of Seller other than Pizza Hut, Taco Bell and KFC restaurants. Seller shall not be required, however, to continue to display the Pizza Hut, Taco Bell and KFC trademarks on its delivery fleet and shall be free, in its discretion, to remove such trademarks at any time. Seller agrees that its delivery fleet which deliver the Restaurant Products to any Pizza Hut, Taco Bell or KFC restaurants (the Exclusive Restaurants or any franchised Pizza Hut, Taco Bell or KFC restaurants) shall not display the trademarks of any other restaurants of any other restaurant customer of Seller.

13.  Confidentiality by Seller.

     (a) Seller acknowledges the Buyer's need to maintain the confidentiality of certain proprietary information disclosed by the Buyer to Seller. All information communicated by Buyer to Seller which contains vendor pricing information negotiated by any SCM Party, marketing and restaurant data, new product information, promotional activities or other information specifically relating to the Buyer's business shall be kept confidential and not used or disclosed by Seller to any third party; provided, however, that the foregoing restriction shall not apply to the Landed Cost information which Seller is required to provide to the independent international public accounting firm as described in subsection 3(c) hereof (but only to the extent so provided). Such confidential information shall not include information (i) which becomes generally known to the public through no disclosure by Seller, (ii) which Seller can show was known by it prior to disclosure to it by Buyer, or (iii) which is required by law to be disclosed. Seller shall inform its employees of the confidential nature of all information provided by Buyer which is confidential pursuant to the terms of this Section 13 and

Page 19 of 45                                                  December 18, 1998

Seller shall be fully responsible for any breach by its employees of the terms of this Section 13.

     (b) Each party hereto agrees to keep the terms of this Agreement confidential and not disclose them to any third party without the prior written consent of the other parties hereto, except to the extent such disclosure is required by law.

14.  Indemnity.

     (a) Seller shall indemnify and hold Buyer, as well as Buyer's parents, subsidiaries, affiliates, successors and assigns, and each of their respective officers, directors, and employees, harmless from and against any and all loss, liability, claims, demands or suits (including, without limitation, reasonable attorneys' fees and expenses) which arise out of:

          (i) the breach of any of the representations, warranties or agreements made by Seller in this Agreement (including, without limitation, damages caused by any violations by law by Seller or recalls caused by Seller); or

          (ii) the warehousing, delivery, storage, handling or transporting of any Restaurant Products while under the care, custody, or control of Seller.

     (b) The Buyer shall indemnify Seller, as well as Seller's parents, subsidiaries, affiliates, successors and assigns, and each of their respective officers, directors, and employees, harmless from and against any and all loss, liability, claims, demands or suits (including, without limitation, reasonable attorneys' fees and expenses) which arise out of:

          (i) the breach of any of the representations, warranties or agreements made by Buyer in this Agreement; or

          (ii)  the  operations  or  business  of  Buyer   (including,   without
     limitation, SCM) and the Exclusive Restaurants.

15.  No Franchise or Agency.

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

Page 20 of 45                                                  December 18, 1998

16.  General Provisions.

     (a) Appointment of Executive Officers of Buyer. During the term of this Agreement, Tricon, Pizza Hut, Taco Bell and KFC shall notify Seller in writing of the names of the executive officers who shall have the authority to bind all four companies, Tricon, Pizza Hut, Taco Bell and KFC and act on behalf of Buyer, in connection with any matter relating to this Agreement, including, without limitation, amending the terms of this Agreement as described in Section 16(e) below.

     (b) Dispute Resolution. Each of Buyer and Seller shall appoint one or more employees who will meet with each other on a regular basis to review the performance by each party pursuant to the terms of this Agreement. The Buyer and Seller shall each appoint an executive officer to meet for the purpose of resolving any claim, dispute and/or controversy arising out of or relating to the performance of this Agreement. If the dispute is not resolved by negotiation within thirty (30) days, the parties shall endeavor to settle the dispute by mediation under the then current Center for Public Resources ("CPR") Model Procedure for Mediation of Business Disputes. The neutral third party will be selected from the CPR panel of neutrals, with the assistance of CPR, unless the parties agree otherwise. In the event that the parties are unsuccessful in resolving the dispute via mediation, the parties agree promptly to resolve any such claim, dispute and/or controversy through binding confidential arbitration conducted in Louisville, Kentucky, in accordance with the then current rules of the American Arbitration Association ("AAA"). The parties irrevocably consent to such jurisdiction for purposes of the arbitration, and judgment may be entered thereon in any state or federal court in the same manner as if the parties were residents of the state or federal district in which said judgment is sought to be entered. The arbitrator shall not make any award or decision that is not consistent with applicable law. In any action between the parties, the prevailing party in such action shall recover its costs and expenses, including reasonable attorneys' fees, from the non-prevailing party. All applicable statutes of limitations and defenses based upon the passage of time shall be tolled while the requirements of this Section 16(b) are being followed.

     (c) Access to Distribution Centers. During the terms of this Agreement the Buyer shall have the right to inspect at any time during the term of this Agreement the distribution centers, all delivery trucks and any other facility of Seller which carry the Restaurant Products.

     (d) Assignment. This Agreement shall be binding upon all the parties hereto and upon all of their respective heirs, successors and permitted assigns. This Agreement shall not, however, be assignable or transferable, in whole or in part, by any party except upon the express prior written consent of all of the other parties. Any attempt to assign or otherwise transfer this Agreement or any rights or obligations hereunder in violation of the foregoing shall be void.

Page 21 of 45                                                  December 18, 1998

     (e) Amendments. This Agreement shall not be amended except in writing signed by all parties hereto.

     (f) Notices. All notices, demands, consents or other communications required or permitted hereunder shall be in writing and personally delivered or sent by overnight air courier, addressed as follows: if to the Buyer to each of
(i)  Pizza  Hut,  Inc.,  14841  Dallas  Parkway,  Dallas,  Texas,  75240,  Attn:
President;  (ii) Taco Bell Corp., 17901 Von Karman, Irving,  California,  92714,
Attn: President;  (iii) KFC, 1441 Gardiner Lane,  Louisville,  Kentucky,  40214,
Attn: President; and (iv) Tricon Global Restaurants, Inc., 1441 Gardiner Lane, Louisville, Kentucky, 40213, Attn: General Counsel; and if to Seller, AmeriServe Food Distribution, Inc. 15305 Dallas Parkway, Suite 1600, P.O. Box 9016, Addison, Texas, 75001-9016, Attn: President, or to such other address as may hereafter be furnished in writing to the other party in the manner described above. Any notice, demand, consent or communication given hereunder in the manner described above shall be deemed to have been effected and received as of the date hand delivered or as of the date received if sent by overnight air courier.

     (g) Force Majeure. No party shall be responsible for delays or defaults under this Agreement if such delay or default is occasioned by war, strikes, fire, an act of God or other causes beyond such party's control.

     (h) Waiver. No provision, requirement, or breach of this Agreement may be waived by any party except in writing. If any party fails to enforce any right or remedy available under this Agreement, that failure shall not be construed as a waiver of any right or remedy with respect to any other breach or failure by the other parties. If Seller fails to maintain the service levels described in
Section 6 hereof during any three months of any calendar year during the term of this Agreement (commencing in 1999) and Buyer does not exercise its right to terminate this Agreement as described in Section 10(b) hereof or remove the Exclusive Restaurants by notice as provided in Section 6(b) within 90 days after the third such month, the Buyer shall waive any right to terminate this Agreement or remove the Exclusive Restaurants by notice as provided in Section 6(b) with respect to the low service levels during such three months but shall not waive any right to terminate this Agreement as a result of low service levels during any months after such three months.

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

     (k) Severability. If any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not affect any other provision

Page 22 of 45                                                  December 18, 1998
hereof, and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

     (l) Other Documents. The terms, conditions and provisions of any invoice, billing statement, confirmation or other similar document relating to the services rendered in connection with this Agreement shall be subject and subordinate to the terms, provisions and conditions of this Agreement and, in the event of a conflict between the terms, conditions and provisions of any such document and of this Agreement, the terms, conditions and provisions of this Agreement shall govern.

     (m) Survival of Obligations. The obligations of any party under this Agreement, which by their nature would continue beyond expiration or termination of this Agreement including, without limitation, indemnification by such party as provided in Section 14 hereof, shall survive the expiration or termination of this Agreement.

17.  The Unified Coop

     The KFC National Purchasing Cooperative, Inc., organizations representing KFC, Taco Bell and Pizza Hut franchisees, and Buyer are working together to establish a purchasing program through a newly organized Unified Purchasing Coop, LLC (the "Unified Coop") to purchase goods and equipment, including
Restaurant Products and Exclusive Restaurant Products, for Buyer-owned and operated and franchisee-owned and operated restaurants, including Exclusive Restaurants. If the Unified Coop purchasing program is established, Buyer will designate the Unified Coop as an SCM Party and Buyer will appoint and designate the Unified Coop, on an exclusive basis, to administer purchasing programs on behalf of restaurant operators for all restaurants located in the United States, including Exclusive Restaurants.

     Seller has participated in the negotiation of a form of Distributor Participation Agreement between Seller and the Unified Coop and, upon designation by Buyer of the Unified Coop as an SCM Party, Seller will promptly enter into a Distributor Participation Agreement with the Unified Coop in substantially the same form attached as Exhibit J. Consistent with the provisions of Paragraph 13(b) of this Agreement, Buyer and Seller each consent to the disclosure of the terms of this Agreement and any information provided for in this Agreement to the Unified Coop. Buyer and Seller each agree that the designation of the Unified Coop as an SCM Party is not in violation of the assignment provisions contained in Paragraph 16(d) of this Agreement. "The Service Fee," as defined in Paragraph 4 of the Distributor Participation Agreement will replace "the costs of SCM allocated to the Exclusive Restaurant Products" referred to in clause (y) in Section 3(a) of this Agreement.

Page 23 of 45                                                  December 18, 1998

     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first set forth above.

                                    TRICON GLOBAL RESTAURANTS, INC.

                                    By: /s/ Robert C. Lowes
                                        ----------------------------------------
                                    Name: ROBERT C. LOWES
                                    Its:  CHIEF FINANCIAL OFFICER

                                    PIZZA HUT, INC.

                                    By: /s/ Thomas P. Cawley
                                        ----------------------------------------
                                    Name: THOMAS P. CAWLEY
                                    Its: Chief Financial Officer

                                    TACO BELL CORP.

                                    By: /s/ Max Craig
                                        ----------------------------------------
                                    Name: Max Craig
                                    Its:  Chief Financial Officer

                                    KENTUCKY FRIED CHICKEN CORPORATION

                                    By: /s/ Charles E. Rawley, III
                                        ----------------------------------------
                                    Name: CHARLES E. RAWLEY, III
                                    Its:  PRESIDENT

                                    KENTUCKY FRIED CHICKEN OF CALIFORNIA, INC.

                                    By: /s/ Charles E. Rawley, III
                                        ----------------------------------------
                                    Name: CHARLES E. RAWLEY, III
                                    Its:  PRESIDENT

                                    AMERISERVE FOOD DISTRIBUTION, INC.

                                    By: /s/ Raymond Marshall
                                        ----------------------------------------
                                    Name: Raymond Marshall
                                    Its:  Vice Chairman





Page 24 of 45                                                  December 18, 1998

                                    EXHIBIT A

                                EXPORT COUNTRIES





          Antigua                                      Japan
          Argentina                                    Korea
          Aruba                                        Kuwait
          Australia                                    Lebanon
          Bahamas                                      Martinique
          Barbados                                     Mexico
          Belgium                                      Netherlands
          Bonaire N.A.                                 Nicaragua S.A.
          Brazil                                       Pakistan
          Canada                                       Panama
          Chile                                        Paraguay
          China                                        Peru
          Columbia                                     Philippines
          Costa Rica                                   Poland
          Curacao N.A.                                 Puerto Rico
          Cyprus                                       Qatar
          Dominican  Republic                          Russia
          Ecuador                                      Saipan
          Egypt                                        Saudi Arabia
          El Salvador                                  Singapore
          France                                       South Africa
          Germany (GDR)                                South Korea
          Grand Cayman                                 Spain
          Grenada                                      Sweden
          Guam                                         Taiwan
          Guatemala                                    Thailand
          Honduras                                     Trinidad
          Hong Kong                                    Turkey
          Iceland                                      Turks & Caicos
          India                                        United Arab emirates
          Israel                                       United Kingdom
          Jamaica                                      Uruguay



Page 25 of 45                                                  December 18, 1998

                                    EXHIBIT B

                 LIST OF "RESTAURANTS UNDER DEFINITIVE CONTRACT
                              OR LETTER OF INTENT"





















Page 26 of 45                                                  December 18, 1998

                                    EXHIBIT C

                    CURRENT SMALLWARES PRICING AND SERVICING



Servicing
---------

AmeriServe currently services the Tricon Concepts in roughly the following proportions:

                             F&S DC's        Equip DC       FSS
           Pizza Hut         70-80%          20-30%         0%
           Taco Bell         25-40%          60-75%         0%
           KFC               20-30%          35-45%         30-40%

These ranges include forms and office supplies.

Pricing
-------

Smallwares pricing falls within the following mark-up ranges:

--------------------------------------------------------------------------------
             F&S DC's      Equip DC                                          FSS
--------------------------------------------------------------------------------
Pizza Hut    24%                             Drop Shipment   Stock items
--------------------------------------------------------------------------------
                           Less than $50     17.65%          20.46%          N/A
--------------------------------------------------------------------------------
                           $50-500           11.17%          13.68%          N/A
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Taco Bell    No formal     Less than $50     25%             25%             N/A
             agreement     $50-$100          18%             18%             N/A
--------------------------------------------------------------------------------
             20-30%        $100-$500         9%              15%             N/A
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
KFC          No formal     Same markups                                    4%-6%
             agreement     as above - all
                           items are either
                           PH or TB
                           items
--------------------------------------------------------------------------------

Mark-ups from the Equip DC and FSS do not include outbound parcel shipping costs, which costs are paid by Buyer.

"F&S DS's" are Seller's food and supply distribution centers. "Equip DC" is Seller's equipment distribution center which is currently located in Indianapolis, Indiana. "FSS" is the current third-party supplier of Smallwares for KFC Exclusive Restaurants.



Page 27 of 45                                                  December 18, 1998

                                    EXHIBIT D

                     SELLER'S CASE CHARGE/PERCENTAGE MARK-UP


     Subject to the terms of Section 3 of this Agreement and in exchange for the Exclusive Restaurant Products, Buyer shall pay to Seller sums in accordance with the guidelines detailed herein:

     A. The prices for the Exclusive Restaurant Products (including fresh produce but excluding softdrinks and Promotional Items (as defined below)) shall be the Landed Cost plus the SCM costs or service fee, as applicable, described in Section 3(a) plus the per case charge indicated below:

                           Pizza Hut        $1.58/case
                           Taco Bell        $1.90/case
                           KFC              $1.65/case

     B. The new prices are effective January 1, 1999. Prior to January 1, 1999, the Landed Cost, mark-ups, freight and other pricing provisions will be the same as in the Original Agreement.

     C. The parties have agreed to negotiate a comprehensive pricing and servicing arrangement for Smallwares. Until such negotiations are complete, Smallwares shall be priced and serviced under current arrangements as set forth on Exhibit C to this Agreement.

     D. National soft drinks shall be priced at levels currently existing pursuant to existing contracts between beverage providers and Buyer. If and when Seller assumes responsibility for delivering national soft drinks to Buyer, Buyer will allow Seller to receive standard distribution fees paid by any national soft drinks provider.

     E. Promotional Items - The mark-up and the dollar cap per case for the KFC Exclusive Restaurants will be 10.0 percent mark-up with a minimum case charge of $2.00 per case and a maximum case charge of $5.00 per case. The mark-up and dollar cap per case for the Pizza Hut Exclusive Restaurants will be 10.0 percent mark-up with a minimum case charge of $1.90 per case and a maximum case charge of $5.00 per case. The mark-up and its dollar cap per case for the Taco Bell Exclusive Restaurants will be 9.6 percent mark-up with a maximum case charge of $5.00. Buyer and Seller will separately negotiate from time to time the mark-up on Promotional Items with a vendor case price in excess of $150 and Promotional Items that Buyer requests Seller to distribute from its equipment distribution center.

Page 28 of 45                                                  December 18, 1998

          For purposes of this Agreement, the term "Promotional Items" includes both Stock Promotional Items and Limited Promotional Items, where:

               (1) "Stock Promotional Items" are consumable, non-food items of various themes and design such as kids' meals, crayons, balloons, birthday kits and kids' table covers that are used for promotional purposes and are held in inventory at all times, and

               (2) "Limited Time Promotional Items" are consumable, non-food items such as basketballs, cup-toppers and Major League glassware that are offered for a limited time, are self-liquidating and are offered for promotional purposes.

          Paper products (including paper cups and packaging materials) that are normally Exclusive Restaurant Products that are modified through graphics or other changes for promotional purposes shall be considered to be Exclusive Restaurant Products (and shall not be considered Promotional Items), even when the introduction of such products is for a limited time; provided, however, that any such product will be considered to be a Promotional Item if the vendor case price for such product is not within 20 percent of the standard vendor case price of the item which it replaces.

          Plastic cups that are normally Exclusive Restaurant Products that are modified through graphics or other changes for promotional purposes shall be considered to be Exclusive Restaurant Products (and shall not be considered Promotional Items); provided that (i) such plastic cups are self liquidating, (ii) there are not multiple SKU's for such plastic cups at the same time, (iii) such plastic cups are generally available on a systemwide basis for the applicable Concept, (iv) date-sensitive delivery of such cups to any Exclusive Restaurant(s) is not required by Buyer, (i.e. start/stop sell dates), (v) redeemable game pieces are not added to the products, and (vi) normal restaurant ordering practices apply to the ordering of these products (no auto shipments).

          All other items not described in the previous two paragraphs which are normally Exclusive Restaurant Products that are modified through graphics or other changes for promotional purposes shall be considered to be Promotional Items.

     F. Buyer and Seller shall negotiate mark-ups for Restaurant Products that are not Exclusive Restaurant Products (equipment, uniforms, and point of purchase items) from time to time in good faith as provided in this Agreement.

Page 29 of 45                                                  December 18, 1998

     G. By approximately September 30, 1999, as provided in this Agreement all mark-ups and case charges will be applied consistently across all distribution centers and all Exclusive Restaurant Products (i.e. flat pricing) unless specifically otherwise agreed to by Buyer.

     H. Buyer and Seller agree that the per case mark-up shall depend upon the Dropsize. The "Average Dropsize Per Delivery" means, for any period, the number of cases of Covered Products ordered for regularly scheduled deliveries divided by the number of regularly scheduled deliveries for such period. Cases that are ordered but not delivered because (i) the vendor is out of stock, or (ii) the cases ordered are not shipped to Seller in a timely manner and the Buyer is responsible for arranging or directing the manner of freight of such order to Seller, will not be considered in calculating the "Average Dropsize Per Delivery." The pricing adjustment shall be as follows:

                Average Drop Size                  Per Case
                  Per Delivery              Reduction/(Surcharge)

                130 or more cases                  $ 0.10
                80-130 cases                       $ 0.00
                50-80   cases                      $(0.10)
                less than 50 cases                 $(1.00)

               The Drop Size will be calculated on an Exclusive Restaurant Basis each calendar quarter on an average basis (not a per drop basis) and shall be applied during the following quarter. Exclusive Restaurants that are "2nl" or "3nl" units shall be treated as one unit for purposes of Drop Size Adjustments.

     I. The per case mark-up (not the percentage mark-up) referred to in Section A herein shall increase on January 1 of each year (commencing on January 1, 2001) based upon the amount by which the Consumer Price Index for All Urban Consumers (CPI-U), U.S. City Average, All Items (Base Year 1982-84 = 100) ("CPI") percentage increased during the prior 12 months. The first adjustment is scheduled for January 1, 2001, subject to limitations listed below.

          There shall be no mark-up increase until the CPI has increased by 2.5 percent from the CPI on January 1, 2000. Furthermore, the CPI mark-up increase shall be capped at 2.5 percent per year, however, the CPI measurement is cumulative, i.e., any increase above the first 2.5 percent or the 2.5 percent annual cap amount is carried forward to the next year.

Page 30 of 45                                                  December 18, 1998

     J. As referred to in Section 3(d) of the Agreement, the actual 1997 ratios are as follows:


                                    Cube-to-Case          Weight-to-Case
             Concept                   Ratio                 Ratio

             Pizza Hut                 .79/case           22.11 lbs/case
             Taco Bell               1.31/case            27.11 lbs/case
             KFC                     1.07/case            29.49 lbs/case


Page 31 of 45                                                  December 18, 1998

                                    EXHIBIT E

                            FREIGHT MANAGEMENT RULES


I. Ordering Rules -- These rules designate the quantities of product which shall be ordered.

     A. The definition of "Standard Freight" shall be the per case freight rate charged by Seller in connection with the rules described herein.

     B. The "Standard Freight Quantity" shall be a quantity equal to 21 days usage for each item, based on "product clusters" (as defined below) per Distribution Center unless the "Shelf Life Guideline" of said item is less than 21 days, in which case Standard Freight Quantity for that item shall be its Shelf Life Guideline as represented in the guidelines published by Tricon from time to time minus the travel time required to get such item to a store. ----- "Product Cluster" is defined as a set of items produced by a particular vendor at a particular location, as opposed to just one item. (e.g. a Product Cluster would include 12 oz. cups, 16 oz. cups and 32 oz. cups and Standard Freights will be based upon the right mix of items within various Product Clusters).

          1. Example: Standard Freight Quantity for cups will equal the amount of 12 oz, 16 oz. and 32 oz. cups consumed in 21 days.

          2. Example: Assuming the Shelf Life Guideline indicates that the shelf life of lettuce is seven days and shipping takes three days, Standard Freight Quantity for lettuce shall be the amount of lettuce consumed in four days.

     C.   Pricing

          1. When the Standard Freight Quantity represents less than 21 days usage of a particular Product Cluster, the freight price will be the Truckload Rate. A "Truckload Rate" is an industry term referring to the price for the shipment of a full truckload of goods.

          2. When the Standard Freight Quantity represents equal to or greater than 21 days usage, the applicable SCM Party and the Seller will mutually agree upon the applicable order quantity based on industry practices and purchase quantity pricing breaks and will determine the price. The "LTL Price Matrix" is a matrix provided by Carriers which shows pricing rates based on quantity shipped.

Page 32 of 45                                                  December 18, 1998

               This price is known as the "Less Than Load" or "LTL Price" using Combination Loads or the LTL Price Matrix. "Combination Loads" shall be loads carried on a Lane (defined below), which loads shall carry the supplies of multiple vendors for the Tricon Concepts.

II. Service Performance Standards -- Measurement of carrier service by AmeriServe carriers bring supplies from Vendors to the AmeriServe Distribution Center. Failure to meet criteria can lead to disqualification of a Carrier by AmeriServe.

     A.   Carrier service will be measured on three primary criteria

          1.   Damage - Free  Loads
          2.  General  condition  of loads
          3.  On-time Performance

               a. Carriers are measured to a standard of meeting appointments within one hour (early or late)

               b. Carriers must make appointments with AmeriServe Distribution Centers 24 hours prior to pickup and delivery.

          4.   The  minimum  and  target  performance   standards  for  carriers
               delivery Standard Freight quantities are as follows:

                                 Minimum           Target

                On-Time          95.0%             96.0%
                Damage-Free      99.5%             99.5%
                Good Condition   99.8%             99.8%

          5. The minimum standard for Carriers carrying LTL (defined as loads smaller than "Standard Freight") are defined as follows:

                                Minimum

                On-Time          85.0%
                Damage-Free      98.0%
                Good Condition   99.0%

               LTL shipments must comply with due date requirement pursuant to the Ordering Rules described in Roman numeral I herein.

     B. Performance Measurement -- Evaluating Carriers on the criteria set forth in Item II.A

Page 33 of 45                                                  December 18, 1998

          1.   Seller will track and report Carrier performance

          2. Seller has the discretion to replace Vendors or third party managed carriers that fail to meet stated minimum performance standards set forth in II.A.4 and II.A.5. Seller will manage these Lanes at existing performance standards and rates. A "Lane" is defined as a regular shipment path with an organization point and a destination point. For example, if a shipment is regularly made between Chicago and Orlando, then Chicago-Orlando is a Lane.

     C.   Management of Carriers

          1. Seller has the discretion to manage all Carrier activity, provided that the prices charged to the Buyer are equal to or less than the Standard Freight Rate.

          2. Pursuant to the agreement between the manager and the Carriers, each Carrier shall be expected to provide accurate shipment status upon request, regardless of whether Carrier activity is managed by Seller, Vendor, or a third party manager.

          3. If a Seller or Vendor chooses to manage a Lane (defined above), such Seller or Vendor must manage 100 percent of the Lane activity on that Lane for a period of one year. For example, if a Vendor or Seller chooses to manage the Chicago-Orlando Lane for one year, then such Vendor or Seller may not assign the management of said Lane to another Carrier manager during that one year without mutual consent from the Seller and Vendor.

III. Expedite and Transfer Rules --These rules are designed to allocate expenses between AmeriServe, Tricon, and Carriers when unanticipated expenses arise (such expenses, "Expedite Expenses"). Generally, this occurs when emergency shipments are required and when unexpected delays and/or shortages occur.

     A. Supplier Shortages -- Seller's price per case shall assume that Vendors ship the exact number of cases ordered. In the event that the Vendor ships fewer cases than ordered, Vendors have the option to reship the balance at their own expense, or to allow Seller to take a credit for the incremental cost from the product invoice.

     B. As a general matter, Seller shall pay for Expedite Expenses, except that:

          1. In the event that Expedite Expenses are the result of delays caused by the Vendor, the Vendor shall pay Expedite Expenses, including situations wherein:

Page 34 of 45                                                  December 18, 1998

               a. Vendor does not have product ready when ordered with appropriate notice;

               b. Vendor's inability to load freight in a timely manner results in Expedite Expenses.

          2.   Buyer   shall  pay   Expedite   Expenses   under  the   following
               circumstances:

               a. An SCM Party requires shipments that require movement outside normal transit times or causes short lead times necessitating expedited freight;

               b. Vendors are unable to meet unexpected demand, thereby creating Expedite Expenses associated with high demand and rush deliveries;

               c. An SCM Party demands substantially more product than it had estimated to the Vendor;

               d.   Customer or Vendor requested expedites and transfers.

          3. The "Reason Code Matrix" is a flowchart produced by Seller and mutually agreed upon by the parties herein which analyzes the reasons that Expedite Expenses occurred and allocating those expenses accordingly. In the event the "Reason Code Matrix" indicates that a party other than the Seller shall pay Expedite Expenses, said party shall pay Expedite Expenses.

          4. The Seller shall attempt to seek approval of Tricon before incurring Expedite Expenses for which Tricon shall be held liable.

     C.   Applicable Expedite Rates.

          1. The Expedited Rate shall be the lower of the charges incurred by the Vendor for such expenses or Seller "Premium Truckload Rates" as published by the Seller from time to time, regardless of shipment size.

IV.  Standard Freight Price

     A.   Rates

          1. The applicable SCM Party will seek third party estimates of freight costs for the Top 400 Items. The "Top 400 Items" are those items

Page 35 of 45                                                  December 18, 1998
               purchased by Buyer from the Vendor which represent the top 400 items in terms of total dollars spent on those items.

          2. Seller will charge the lower of the estimate of freight costs provided by the Vendor or a third-party freight company estimate on a per case basis.

          3. The applicable SCM Party will accept Vendor estimates for all items it purchases other than the Top 400 Items.

          4. Any new Restaurant Products that are introduced after the Effective Date, and have projected substantial volumes, will be treated as a Top 400 Item for purposes of establishing the Standard Freight Rate for such Restaurant Product.

     B. The applicable SCM Party shall request that Vendors provide estimates on a form created by Seller because (i) the use of the Seller's form allows such SCM Party to easily ensure that Seller's charge for freight is less than or equal to the Vendor's estimate, (ii) the consistent use of Seller's form provides consistency in definitions and understandings with respect to estimates and (iii) the Seller's form simplifies cost comparisons across Vendors.

     C. Vendor and Third Party Freight Management -- In the event that Seller cannot meet a Vendor or third party estimate, the applicable SCM Party may choose such Vendor or third party to manage freight, provided that Carrier performance criteria as defined in Roman numeral II herein, are met. Furthermore, Seller shall continue to issue Purchase Order's to Vendors, however, the Vendor or third party who manages the freight shall be responsible for all other freight management functions, including:

          1. Vendors or third party managers will be responsible for arranging freight either by a Vendor managed carrier or third party carrier and the Seller shall not be responsible for managing freight directly with the applicable SCM Party or Vendor selected third-parties.

          2.   Vendors or third  party  managers  shall  perform  the  following
               functions:   Load  tendering,   shipment  tracking,   expediting,
               shortage and damage claims, and freight payment functions.

     D. Third Party Bidding for "Top 400 Items" -- the Seller will create the bid package.

Page 36 of 45                                                  December 18, 1998

          1. The bid package shall include a detailed shipment history by Lane which shall detail:

               a. Truckloads: average shipment frequency by day of week with weekly volume range for each shipment type. For example, a Taco Bell may require 10 truckloads of taco meat per week, but would use more on Saturday than on Tuesday. If that were the case, the bid package would so indicate.

               b. For LTLs, the bid package shall include the best estimate of shipment size, which is the quantity the Seller uses for pricing.

               c.   The  bid   package   will   describe   Lanes  with   special
                    requirements.

          2. The bid package shall include service performance standards such as those contained herein.

          3.   The bid package shall include:

               a.   Standard  Freight  Price per Lane.
               b.   LTL rates per hundred weight by weight bracket per Lane.
               c.   Cost per case pricing by item in the Seller matrix format.

          4. In those loads wherein the driver must aid in the unloading of the truck, an additional "driver unload" charge and possibly a "driver down stacking" charge is assessed by the Carrier. This charge shall be included in the freight rate in the bid package.

          5. The bid package should include pallet expense costs, which shall be charged as an additional fee per case at the line item level. The Seller will be expected to use a national pallet program on both Seller and Vendor-managed freights, which typically cost $3.75 per pallet.

V.   Other Issues

     A. Network Optimization (SAILS modeling) -- SAILS is a software tool owned by AmeriServe, the purpose of which is to optimize product allocations among Vendors to achieve the lowest possible Landed Cost.

          1. Seller shall supply Buyer with one full-time employee to conduct network optimization using Seller owned and licensed software.

Page 37 of 45                                                  December 18, 1998

               Seller shall be liable for any expenses or damages arising from inappropriate use of such software.

          2.   The network optimization process shall operate as follows:

               a. The applicable SCM Party fills out SAILS information sheet and returns to Seller's Supply Chain Engineer (SCE), an engineer employed by the Seller.

               b. SCE and the applicable SCM Party develop schedule, timing, scope, and expectations for optimization on a FIFO system.

               c. The applicable SCM Party appoints a point person to prioritize projects for each SCM Hub, which for purposes of this agreement shall refer to each place where such SCM Party makes allocation decisions. Furthermore, the Hub point person shall meet quarterly with the appointed such SCM Party employee to create the expected project list.

     B. Slipsheets -- slipsheets are a variation of a pallet with special handles.

          1.   The  applicable  SCM Party may choose to ship items on slipsheets
               with  approval  from  Seller,   which   approval   shall  not  be
               unreasonably withheld.

          2. Seller shall finalize its study reviewing impact of slipsheet conversion.


Page 38 of 45                                                  December 18, 1998

                                    EXHIBIT F


                           TEXT OF NET PRE-TAX PROFIT
                           MARGIN LIMIT FROM PIZZA HUT
                       FRANCHISE AGREEMENT AS REFERRED TO
                                 IN SECTION 3(G)



8.3. Product Rebate.

     A. For the purpose of this Section 8.3, the term "Company" includes any business entity controlling, controlled by, or under common control with, PHI.

     B. Franchisee may purchase from Company, upon such terms as Company may offer, such items as Company may offer for sale to Franchisee.

     C. Within 4 months after the end of each fiscal year of Company, Company will determine its rate of gross profit and its rate of net pre-tax profit attributable to sales by Company to all its Pizza Hut franchisees of only food, paper products, and similar restaurant supplies (but not of any other items, including without limitation, nonfood items manufactured by Company and other items such as furnishings, interior and exterior decor items, and equipment) for the fiscal year.

In making this determination the sales, gross profit, and net pre-tax profit for all entities will be combined (without considering accounting eliminations) into one financial statement and Company's cost will be reduced by any cash discounts that Company received from its vendors.

     D. If:

          i) the rate or gross profit as determined by Company exceeds 14%, or

          ii) the rate of net pre-tax profit as determined by Company exceeds 2.5%,

then in either event Company will, within 30 days thereafter pay to any Pizza Hut franchisees entitled thereto, in the manner provided in paragraph E below, an amount equal to the excess as determined under either i) or ii) above, whichever is greater; provided, however, that the aggregate payment called for herein shall in no event exceed an amount equal to Company's net pre-tax profit attributable to sales of food, paper products. and similar restaurant supplies by Company to all its Pizza Hut: franchisees for said fiscal year.

     E. Company will pay to each Pizza Hut franchisee its share of the amount determined payable by Company under paragraphs C and D above, in the form of a cash payment or a credit, at the option of the franchisee, pursuant to procedures established by Company. The share of each Pizza Hut franchisee will be in an amount which bears the same relationship to the total amount determined to be payable by Company under paragraphs C and D above as such franchisee's gross purchases from Company of food, paper products, and similar restaurant supplies bear to gross purchases of such items,

Page 39 of 45                                                  December 18, 1998
from Company by all franchisees; the parties expressly agree that such share shall be determined without regard to any other factors, including without limitation, product mix variations, delivery and service charges, regional price variations, or other price variations.









Page 40 of 45                                                  December 18, 1998

                                 EXHIBIT G-1(A)


                    FORM OF SALES AND DISTRIBUTION AGREEMENT

                    (For Refranchised PH and TB Stores where
              Letter of Intent or Definitive Agreement to Purchase
                        Was in Place on October 1, 1998)









Page 41 of 45                                                  December 18, 1998

                                 EXHIBIT G-1(B)


                    FORM OF SALES AND DISTRIBUTION AGREEMENT

                      (For Grandfathered PH and TB Stores)








Page 42 of 45                                                  December 18, 1998

                                   EXHIBIT G-2

                    FORM OF SALES AND DISTRIBUTION AGREEMENT

                   (For Refranchised PH and TB Stores where No
              Letter of Intent or Definitive Agreement to Purchase
                        Was in Place on October 1, 1998)







Page 43 of 45                                                  December 18, 1998

                                    EXHIBIT H

                                BLACK OUT PERIODS

Exclusive Restaurants      Black Out Periods

KFC Restaurants            11:30am to 1:00pm and 5:30pm to 7:00pm - All Days

Pizza Hut Restaurants      11:30am to 1:00pm - Monday to Friday
                           5:30pm to 7:30pm - Friday and Saturday

Taco Bell Restaurants      11:30am to 1:00pm and 5:30pm to 7:00pm - All Days







Page 44 of 45                                                  December 18, 1998

                                    EXHIBIT J


                               FORM OF DISTRIBUTOR

                        PARTICIPATION AGREEMENT REFERRED
                                TO IN SECTION 17










Page 45 of 45                                                  December 18, 1998

                                                                   EXHIBIT 10.18



July 22, 1997



Mr. Robert C. Lowes
950 Kamino Medio
Santa Barbara, CA  93110

Dear Bob:

I am pleased to offer you the position of Chief Financial Officer of Tricon Global Restaurants, Inc., reporting to me. In this position you will be a member of Tricon's Operating Partners Council, assisting me in setting the direction for our new company. This position will provide tremendous opportunity for professional growth and development. I am sure you will enjoy the challenge and responsibility.

Your compensation package will consist of the following:

     o    An annual base salary of $600,000.
     o An annual bonus target of 75% of your base salary. For 1997 you will receive a guaranteed bonus at target prorated for the number of months you are with Tricon.
     o You will be eligible to participate in our income deferral program. This non-qualified program allows you to defer up to 100% of your base salary and/or annual incentive.
     o You will receive a one-time special grant of 250,000 (based on an assumed stock price of $20) at-market stock options in Tricon. The grant price will be based on the mean for the 5-20 day trading period after the separation date from PepsiCo. This option grant will have 5 year cliff vesting and a term of 10 years from the date of the grant. Your next stock option grant will be in 1999 and in accordance with Tricon's normal program.
     o Your perquisite package will include a $15,750 (net) car allowance, country club membership with dues, $5,000 financial counseling allowance and an annual physical.
     o After a sixty (60) day waiting period you will be eligible for BenefitsPlus, our complete package of health and welfare programs. During your 60 day waiting period the company will pay for your COBRA coverage. Please provide documentation to Mike Theilmann, VP People Services for reimbursement.
     o Four purposes of calculating your pension benefits using the formula under our defined benefit plan we will add five (5) years of accrual service. The resulting excess accrual will be paid from our non-qualified pension equalization plan (PEP).

     o You will be covered by a separation agreement providing you twenty-four (24) months base salary continuation and target incentive. This agreement will not provide separation benefits in the event of termination for cause. In the near future, Gregg Dedrick will provide you with additional documentation regarding the terms and conditions of this agreement.

You will be entitled to relocations benefits in accordance with the relocation policy, including, but not limited to: A miscellaneous allowance of one month's salary (grossed up for taxes), home selling assistance, home purchase closing costs, temporary living with return trips home, movement of household goods, and travel for your family to Louisville. Our relocation Director, Lisa Paul will personally be coordinating your move. Please feel free to contact her with any questions at (972) 338-7872.

Bob, I'm excited about the opportunities that lie ahead for Tricon and its great brands and people. Lets get going and start making all this potential a reality.

I look forward to you joining our team. In the meantime, if you have any questions, please contact me at (502) 456-8900.

Sincerely,

/s/ David Novak

David Novak
Vice Chairman and President



I HEREBY ACCEPT THIS OFFER:



/s/ Robert C. Lowes
-----------------------           ----------
  Signature                            Date





cc:  Andy Pearson
     Gregg Dedrick
     Mike Theilmann

                                                                   EXHIBIT 10.19


September 3, 1997



Mr. Christian L. Campbell
4333 Forestview Drive
Toledo, OH  43615

Dear Chris:

I am pleased to offer you the position of Senior Vice President, General Counsel and Secretary of Tricon Global Restaurants, Inc., reporting to me. In this position, you will be assisting me in setting the direction for our new company. This position will provide tremendous opportunity for professional growth and development. I am sure you will enjoy the challenge and responsibility.

Your compensation package will consist of the following:

          o    An annual base salary of $400,000
          o An annual bonus target of 65% of your base salary. For 1997 you will receive a guaranteed bonus of $200,000 (less any bonus payment you receive from your current employer.)
          o You will be eligible to participate in our income deferral program. This non-qualified program allows you to defer up to 100% of your base salary and/or annual incentive.
          o You will receive a one-time special grant of $3,500,000 at-market stock options in Tricon. The grant price will be based on the mean for the 5-20 day trading period after the separation date from PepsiCo. This option grant will have 5 year cliff vesting and a term of 10 years from the date of the grant. Your next stock option grant will be in 1999 and in accordance with Tricon's normal program.
          o As soon as possible after your start date, you will receive a lump sum payment of $150,000 less appropriate tax withholding. You will receive an additional lump sum payment of $150,000 on your first anniversary with Tricon.
          o Your perquisite package will include a $15,750 (net) car allowance, country club membership with dues, a flexible perquisite account of $5,000 and an annual physical.

          o For purposes of calculating your pension plan benefit Tricon will provide you with additional years of service. Upon your achieving normal early retirement status (age 55 and at least 10 years of credited service with Tricon) for purposes of calculating your pension benefit Tricon will add 5 years credited service. This additional benefit will be paid from Tricon's non-qualified pension equalization plan.
          o After a sixty (60) day waiting period you will be eligible for BenefitsPlus, our complete package of health and welfare programs. During your 60 day waiting period the company will pay for your COBRA coverage. Please provide documentation to Mike Theilmann, VP People Services for reimbursement.

You will be entitled to relocation benefits in accordance with the relocation policy, including, but not limited to: A miscellaneous allowance of one month's salary (grossed up for taxes), home selling assistance, home purchase closing costs, temporary living with return trips home, movement of household goods, and travel for your family to Louisville. Our relocation Director, Lisa Paul will personally be coordinating your move. Please feel free to contact her with any questions at (972) 338-7872.

Chris, I'm excited about the opportunities that lie ahead for Tricon and its great brands and people. Lets get going and start making all this potential a reality.

I look forward to you joining our team. In the meantime, if you have any questions, please contact me at (502) 456-8900.

Sincerely,

/s/ David Novak

David Novak
Vice Chairman and President



I HEREBY ACCEPT THIS OFFER:



/s/ Christian L. Campbell             9-9-97
--------------------------          -----------
 Signature                                Date



cc:   Andy Pearson
      Gregg Dedrick
      Mike Theilmann

                                                                   EXHIBIT 10.20

                        TRICON PURCHASING COOP AGREEMENT


     This is the Tricon Purchasing Coop Agreement (the "Agreement") between Tricon Global Restaurants, Inc. ("Tricon"), a North Carolina corporation, and the Unified FoodService Purchasing Coop, LLC (the "Unified Coop"), a Kentucky limited liability company, dated as of March 1, 1999.

                                    Recitals
                                    --------

A. Tricon, together with its affiliates (collectively "Tricon"), is engaged in the franchising and operation of quick service restaurants and other food outlets (collectively "Outlets") in the KFC, Pizza Hut and Taco Bell concepts (each a "Concept"). The Unified Coop has been formed by the KFC National Purchasing Cooperative, Inc. (the "KFC Coop") also doing business as the FoodService Purchasing Cooperative, Inc., the Taco Bell National Purchasing Coop, Inc. (the "Taco Bell Coop") and the Pizza Hut National
     Purchasing Coop, Inc. (the "Pizza Hut Coop" together the three "Concept Coops") in consultation with Tricon, as a cooperative venture to administer purchasing programs for the Outlets operated by Tricon and other members of the Concept Coops ("Member Outlets"). The established programs of the KFC Coop for KFC franchisees and Taco Bell franchisees, and the pilot purchasing program of the KFC Coop for Pizza Hut franchisees, will be combined through the Unified Coop and the Concept Coops with the purchasing programs of Tricon's Supply Chain Management ("SCM"). Tricon has the right to designate two members of the Unified Coop's eight member Board of Directors. Tricon, or an affiliate of Tricon, is a member of the KFC Coop and the newly organized Taco Bell Coop and newly organized Pizza Hut Coop.

B.   This is the Tricon Purchasing  Cooperative  Agreement  mentioned in Section
     4.1 of the Unified Coop's Operating Agreement of even date herewith (the "Operating Agreement").

C. Tricon has designated, and continues to designate, certain vendors, processors and manufacturers as approved suppliers ("Approved Suppliers") for food, packaging and supplies and related services ("Goods") and equipment and related services ("Equipment") used in the system of Outlets (the "System") pursuant to agreements between Tricon and Approved Suppliers ("Supplier Agreements"). Tricon has designated, and continues to designate, certain wholesalers and distributors ("Approved Distributors") for distribution of Goods and Equipment to the System pursuant to agreements between Tricon and Approved Distributors ("Distributor Agreements"). In addition, Tricon has recently entered into an amended agreement with AmeriServe Food Distribution, Inc. ("AmeriServe") (the "AmeriServe Agreement"), granting AmeriServe certain exclusive distribution rights with respect to certain Outlets operated by Tricon and certain Outlets sold by Tricon to Pizza Hut and Taco Bell franchisees.

D. Tricon and the Unified Coop are entering into a separate agreement of even date herewith concerning the transfer by Tricon to the Unified Coop and the assumption by the Unified Coop of certain SCM purchase contracts and arrangements (the "SCM Transfer Agreement").

E. The core mission (the "Mission") of the Unified Coop is (a) to assure that operators of Outlets ("Operators") receive the benefit of continuously available Goods and Equipment in adequate quantities at the lowest possible sustainable Outlet delivered prices, and (b) to coordinate with Tricon in Tricon's ongoing development and innovation of Goods and Equipment in support and promotion of each of the Concepts.

F. Except as provided in paragraph 5 hereof with respect to the approval of suppliers and distributors, nothing in this Agreement is intended to affect, limit, diminish, or otherwise modify any of the rights or obligations of Tricon under any franchise or license agreement entered into with respect to any Outlet ("Franchise Agreement") or under the AmeriServe Agreement.

     Now therefore, for good and valuable consideration, Tricon and the Unified Coop agree as follows:

     l. Designation. Upon the terms and conditions set forth in this Agreement and the Operating Agreement, Tricon hereby constitutes, appoints and designates the Unified Coop, on an exclusive basis to administer purchasing programs on behalf of the Concept Coops and otherwise (the "Purchasing Programs"), as the purchasing organization and purchasing agent for Goods and Equipment (including Goods and Equipment with respect to which Tricon has not designated one or more Approved Suppliers) for all Outlets located in the United States (the "Area"). During the term of this Agreement, Tricon shall not appoint or authorize any person or entity, other than a Concept Coop, to perform the Purchasing Programs or to act as a purchasing organization or purchasing agent for the System in the Area without the Unified Coop's express prior written consent. Tricon shall promptly notify all existing and future Approved Suppliers and Approved Distributors and System franchisees of the Unified Coop's designation to perform the Purchasing Programs as the purchasing organization and purchasing agent for the Tricon System and Outlets in the Area. Tricon also authorizes the Unified Coop on a non-exclusive basis to purchase Goods and Equipment, and make purchase arrangements for Goods and Equipment, sourced in the Area for use in the entire System including Outlets outside of the Area. Tricon may purchase Goods and Equipment sourced in the Area for use in the System outside the Area directly from the Unified Coop or indirectly under contracts negotiated by the Unified Coop provided Tricon pays the Unified Coop fees or margins on each purchase of Goods and Equipment not to exceed those charged by the Unified Coop in similar transactions involving Member Outlets or distributors serving Member Outlets. The Purchasing Programs shall include all Goods and Equipment for all Outlets in the Area, except for items and related services (such as energy aggregation where Tricon may be better positioned to make supply arrangements, or items and services where the Unified Coop adds no value or service such as locally sourced office supplies and equipment) which Tricon and the Unified Coop or the applicable Concept Coop or Coops agree are not appropriate to include in the Purchasing Programs. The Purchasing Programs include (i) the negotiation of the price and other terms of purchasing arrangements for Goods and
          Equipment both when the Unified Coop takes title to Goods and Equipment and when it does not, (ii) the sale of Goods and Equipment to Operators and Approved Distributors, (iii) logistics and freight,
          (iv) assistance in the negotiation and monitoring of distribution arrangements, and (v) other supply chain management functions including cooperation with Tricon's Brand Management function. Nothing in this Agreement is meant to take away or adversely affect any rights of a franchisee under a Franchise Agreement to purchase Goods and Equipment directly from any Approved Supplier or Approved Distributor.

     2. Purchase Commitment. During the term of this Agreement, Tricon shall purchase virtually all Goods and Equipment for use in Tricon operated Outlets in the Area through the Purchasing Programs of the Unified Coop and the Concept Coops. "Virtually all" with respect to Goods and Equipment means all Goods and Equipment except Goods and Equipment:

          (a) Where the Unified Coop, or with respect to Outlets of a particular Concept, a Concept Coop, agrees in advance in writing that Tricon need not purchase the particular item or category of Goods or Equipment through the Purchasing Programs of the Unified Coop;

          (b) Where Tricon determines in good faith, after written notice to the Unified Coop (or if prior notice is impractical with notice given as soon as possible), with respect to a specific item or category of Goods or Equipment for specific Outlets that (i) the Unified Coop is unable to meet Tricon's required volume of supply for the particular Goods or Equipment, or (ii) the Unified Coop is unable to meet previously established quality standards with respect to particular Goods or Equipment.

          (c) Where Tricon determines in good faith, after written notice to the Unified Coop (or if prior notice is impractical with notice given as soon as possible), that the Unified Coop's purchasing policies or procedures with respect to the particular item or category of Goods or Equipment present a material business risk to Tricon, which Tricon is unwilling to assume, because of the Unified Coop's volume, hedging or similar commitments, arrangements or policies, or

          (d) Where Tricon has a specific purchase commitment (such as commitments under the AmeriServe Agreement or with respect to fountain beverages, all of which are specifically set forth in detail on Schedule 1 to this Agreement) which Tricon is unable as a practical matter to assign to the Unified Coop or which is inappropriate for the Unified Coop to assume. Goods and Equipment purchased by Tricon under commitments set forth on Schedule 1 shall not be deemed to be Goods and Equipment for purposes of this Agreement.

          (e) Where legal counsel to Tricon has advised Tricon that its commitments or the performance of its other duties under this paragraph could reasonably be expected in a material way to violate or breach any applicable material law, ordinance, rule or regulation of any governmental body or any material judgment, decree, writ, injunction, order or aware of any court, governmental authority to arbitrative panel; or

          (f)  Upon the proper termination of this Agreement.

     3. Operating Agreement. Tricon will abide by the terms of the Operating Agreement applicable to it. Tricon confirms that it has entered into an expense sharing arrangement whereby Tricon will bear $400,000 of the costs associated with the formation and organization of the Unified Coop. Tricon acknowledges the Code of Business Conduct attached to the Operating Agreement as Annex B.

     4. Concept Coops. Tricon shall become and remain a stockholder member of each of the Concept Coops in good standing with respect to all Tricon operated Outlets in the Area through the purchase by Tricon of membership in accordance with the requirements and policies of each Concept Coop. Tricon shall abide by the terms of the Certificate of Incorporation and Bylaws of each Concept Coop as in effect from time to time. Tricon acknowledges that basic decisions about each restaurant concept's purchasing program operations may in the Concept Coop's discretion be made by each Concept Coop, including resolution of such issues as the Concept Coop's guidelines to the Unified Coop for when to take title and when not to take title to Goods and Equipment, and as the centralization or decentralization and geographic location of Concept purchasing and program coordination functions.

     5.   Approval Matters.

          (a) As provided in the Franchise Agreements, Tricon shall have the exclusive right and obligation with respect to the purchase and distribution of Goods and Equipment for the System including without limitation to (i) designate and terminate Approved
               Suppliers and Approved Distributors, (ii) designate approved Goods and Equipment, and (iii) develop, designate, modify and update specifications (including supplier product warranties) for Goods and Equipment.

          (b)  However,   Tricon  shall  maintain  a  supplier  approval  and  a
               distributor approval process which (i) has appropriate and significant franchisee, Unified Coop and Concept Coop involvement, (ii) has specific published procedures, anticipated timetables and provisions for progress reports, (iii) provides that franchisees, the Unified Coop and the Concept Coops may submit suppliers and distributors for approval, and (iv) reflects a philosophical commitment to the need in most circumstances for competition among Approved Suppliers and Approved Distributors for the business of Outlets whenever competition will benefit the System or a Concept.

          (c) Subject to (i) Tricon's reasonable policies with respect to trade secrets and with respect to confidentiality undertakings by or to Approved Suppliers and potential suppliers with respect to proprietary information of Tricon, an Approved Supplier or a potential supplier, and (ii) confidentiality arrangements with Approved Suppliers binding upon Tricon on the date hereof, Tricon shall make available to Approved Suppliers and potential suppliers specifications for Goods and Equipment in sufficient detail to encourage suppliers to apply for approval without the need to re-engineer Goods and Equipment.

          (d) All Supplier Agreements and Distributor Agreements entered into after the date hereof shall note the designation by Tricon of the Unified Coop to conduct the Purchasing Programs.

     6. Sheltered Income. Neither Tricon nor the Unified Coop shall, directly or indirectly, receive or benefit from (nor shall either authorize any Approved Supplier, Approved Distributor or Concept Coop, directly or indirectly, to receive or benefit from) any "Sheltered Income" in connection with Goods or Equipment purchased or used by Outlets in the Area, except for:

          (a) Marketing or promotional allowances (i)(A) provided outside the ordinary course which are approved by the Unified Coop and any applicable Concept Coop or Coops, or (B) provided in the ordinary course, and (ii)
               which are distributed or administered for the benefit of Operators pro rata based on the volume of the Operators' purchases;

          (b) Discounts, rebates or allowances which directly lower Member Outlet delivered prices pro rata among Operators based on the volume of the Operators' purchases;

          (c) Higher prices for Goods or Equipment permitted or charged by Approved Suppliers to amortize Supplier expenses related to research and development of Goods and Equipment if such amortization of research and development expenses is incurred after Tricon receives the advance advice and written consent (with such consent not to be withheld if the parties hereto determine in good faith that the expenses to be incurred are both reasonable and in the best interests of the System of any Concept
               Coop) of the Unified Coop or the applicable Concept Coop or Coops;

          (d) Reasonable fees, in no event exceeding Tricon's applicable direct expense, and not necessarily completely reimbursing Tricon's direct expense in connection with the applicable activity, charged by Tricon, in accordance with published schedules adopted with the advance advice and written consent (with such consent not to be withheld if the parties hereto determine in good faith that the expenses to be incurred are both reasonable and in the best interests of the System or any Concept Coop) of the Unified Coop and the applicable Concept Coop or Coops to potential suppliers and distributors and to Approved Suppliers and Approved Distributors, in connection with the Tricon supplier approval and distributor approval processes, or in connection with Tricon administered quality inspection and assurance programs;

          (e) Sheltered Income specifically, completely and timely disclosed to the Unified Coop not less than quarterly which Tricon has permitted AmeriServe to retain under the AmeriServe Agreement with respect to Goods and Equipment purchased or distributed by AmeriServe for Tricon operated Outlets;

          (f) Reasonable and customary gifts and entertainment permissible under the Unified Coop's Code of Business Conduct as in effect from time to time under the Operating Agreement; or

          (g) Sheltered Income expressly authorized by both Tricon and the Unified Coop or the applicable Concept Coop or Coops such as higher prices permitted to amortize the cost of excess inventory or graphics and other product changes.

          As used in this Agreement, "Sheltered Income" means so called earned income, rebates, kick-backs, volume discounts, tier pricing, purchase commitment discounts, sales and service allowances, marketing allowances,  advertising  allowances,  promotional  allowances,  label allowances, back-door income, application fees, inspection fees, quality assurance fees, etc., and includes, among other items, (a) fees charged suppliers and distributors in the supplier and distributor approval process, (b) fees charged suppliers and distributors for quality inspections and "hot line" inquiries and complaints, (c) license or trademark fees or rebates charged or expected as a condition of supplier or distributor approval or use, typically paid as a percentage of System wide volume, (d) higher prices permitted suppliers to amortize research and development expenses undertaken by suppliers at the request of Tricon or otherwise, (e) higher prices permitted suppliers to amortize the cost of excess inventory, (f) higher prices permitted suppliers to amortize the cost of graphics and other product changes, (g) special or atypical payment terms, (h) payments and allowances to distributors from suppliers based on distributor volume which are not reflected as a reduction in distributor cost or prices, and (i) special favors, gifts and entertainment.

          Nothing in this Agreement shall be construed to limit or prohibit the right or ability of the Unified Coop or any Concept Coop to receive or benefit from any Sheltered Income; provided that the Unified Coop shall share, and shall cause each Concept Coop to share, such Sheltered Income or the benefit thereof pro rata among each applicable Operator (including Tricon) based on the dollar volume of the purchases of such Operator that gave rise to the receipt or benefit of such Sheltered Income.

     7. Approved Distributors. Tricon acknowledges and agrees that the Unified Coop may require, and Tricon from the date hereof shall use its reasonable efforts to require of all distributors, including AmeriServe, as a condition of approval as an Approved Distributor, that the Approved Distributor enter into a Distributor Participation Agreement ("DPA") with the Unified Coop in the Unified Coop's form of DPA as amended from time to time providing among other matters (a) that the Approved Distributor will comply with all of the terms of any agreements between the Approved Distributor and Member Outlet Operators, (b) for the payment by the distributor to the Unified Coop of a service charge as a percentage of all Goods and Equipment purchased by the distributor from suppliers under arrangements negotiated by the Unified Coop as part of the Purchasing Programs, (c) for compliance by the Approved Distributor with the Unified Coop's reasonable credit standards and policies as in effect from time to time, (d) for the provision by the Approved Distributor to the Unified Coop of information necessary for the Unified Coop to administer its distributor performance monitoring and patronage dividend programs, and (e) prohibitions on the retention by the Approved Distributor of Sheltered Income. Tricon acknowledges the Unified Coop's current standard form of DPA which shall not be amended in any material respect without Tricon's consent which shall not be unreasonably withheld. Tricon will hold the Unified Coop and the Concept Coops harmless and indemnify them from any liability, loss or expense incurred by any of them as a result of claims by AmeriServe or its affiliates or any other Approved Distributor designated by Tricon as a result of the Unified Coop's role in conducting the Purchasing Programs, or as a result of the Unified Coop doing business in the manner requested by Tricon with AmeriServe or its affiliates or any other Approved Distributor designated by Tricon for distribution to Tricon operated Outlets or Outlets sold by Tricon to franchisees obligated to use AmeriServe; provided, however, that Tricon will not be obligated to indemnify the Unified Coop or the Concept Coops (i) for losses resulting from the sale of Goods and Equipment directly by the Unified Coop to AmeriServe or its affiliates or another Approved Distributor other than such sales requested in writing by Tricon, or
          (ii) for losses resulting from the Unified Coop's gross negligence.

     8. Tricon Programs. In connection with Tricon's role as franchisor in the Tricon System, consistent with the terms of the Franchise Agreements, Tricon has certain exclusive rights and obligations including the following exclusive rights or obligations with respect to "Brand Management" at its own cost and expense:

          (a) To initiate and to provide the Unified Coop and the Concept Coops information sales forecasts, estimates of usage of Goods and Equipment, marketing, advertising and promotional plans and materials, new product introductions and roll-outs, and product withdrawals,

          (b) To make strategic product decisions and to develop new products and product modifications.

          (c)  To  conduct   research  and   development   and  product  testing
               activities,

          (d)  To  establish   safety  and  quality   assurance   standards  and
               procedures,

          (e) To analyze product warranty and liability issues and establish recall procedures and conduct recalls of unsafe or deficient Goods and Equipment,

          (f) To monitor the performance of each Approved Supplier and to monitor the safety and quality performance of each Approved Distributor,

          (g) To manage with the Unified Coop the exhaustion of inventories for Goods and Equipment which are withdrawn from the System.

          The Unified Coop acknowledges that Brand Management is Tricon's exclusive responsibility. Nothing in this paragraph 8 is intended to modify or change the terms of any Franchise Agreement except as provided in Recital F to this Agreement.

     9.   Certain Unified Coop Obligations.

          (a) As the designated purchasing organization and purchasing agent for the Tricon System in the Area, the Unified Coop, working with the Concept Coops, shall have the sole and exclusive responsibility at its own cost and expense to administer and conduct the Purchasing Programs and to negotiate purchasing arrangements for Goods and Equipment for the System in the Area. The Unified Coop, working with the Concept Coops and Tricon, shall administer the Purchasing Programs focused on the Mission.

          (b) The Unified Coop shall not conduct purchasing programs or act as purchasing agent or in any similar capacity except on behalf of the Unified Coop, the Concept Coops, Tricon and Operators of Outlets.

          (c) The Unified Coop shall permit Tricon or SCM to purchase Goods and Equipment for Outlets located outside the Area under the Purchasing Programs on the same terms and conditions as an Operator or an Approved Distributor.

     10. Cooperation. Tricon and the Unified Coop shall diligently communicate, consult and cooperate with each other to facilitate each other's performance of their respective and joint responsibilities and duties with respect to (a) the Purchasing Programs under this Agreement and the Operating Agreement, (b) Tricon's Brand Management, and (iii) fulfillment of the Mission. Tricon and the Unified Coop will deal with each other on all matters related to the Purchasing Programs and otherwise in good faith and with fair dealing.

     11. Confidentiality, Competition, Non-Solicitation and Trademarks. Tricon and the Unified Coop each acknowledge that as a consequence of their relationship with each other and the Purchasing Programs, trade secrets and information of a proprietary or confidential nature relating to the business of Tricon and the business of the Unified Coop and the Concept Coops may be disclosed to and/or developed by each other, including, without limitation, information about trade secrets, products, services, Goods and Equipment, licenses, costs, sales and pricing information, and any other information that may not be known generally or publicly outside of Tricon and the Unified Coop (collectively "Confidential Information").

          (a) Tricon and the Unified Coop each acknowledge that such Confidential Information is generally not known in the trade, and is of considerable importance to Tricon and the Unified Coop and the Concept Coops, and each agree that their relationship to each other with respect to such information shall be fiduciary in nature. Tricon and the Unified Coop expressly agree that during the term of this Agreement, and for a period of two years thereafter, each will hold in confidence and not disclose and not make use of any such Confidential Information, except as required in the course of their relationship with each other and the conduct of the Purchasing Programs, and except (i) as requested or required by law or regulation or any judicial administrative or governmental authority, (ii) for disclosure to its directors, officers, employees, attorneys, advisors or agents who need to review the Confidential Information in connection with the conduct of its respective businesses (it being understood that such directors, officers, employees, advisors and agents will be informed of the confidential nature of such information) or to any rating agency, (iii) in the course of any litigation or court proceeding involving Tricon and the Unified Coop concerning this Agreement and (iv) for disclosure of information that (A) was or becomes generally available to the public other than as a result of a disclose by its directors, officers, employees, advisors or agents in breach of this provision, (B) was available to it on a non-confidential basis prior to its disclosure to it pursuant hereto, (C) is obtained by it on a non-confidential basis from a source other than such persons or their agents, which source is not prohibited from transmitting the information by a confidentiality agreement or other legal or fiduciary obligation,
               (D) has been authorized by it to be disseminated to persons on a non-confidential basis, or (E) after the termination of this Agreement as required to assure an orderly supply of Goods and Equipment.

          (b) Neither Tricon nor the Unified Coop shall, at any time during the term of this Agreement, or for a period of two years thereafter, without the advance written consent of the other, whether voluntary or involuntary, directly or indirectly, individually, in a partnership or joint venture, or through a corporation as proprietor, employee, stockholder or consultant, or through any other business entity or by any other means, enter into agreement (except with respect to such agreements after termination of this Agreement as required to assure an orderly supply of Goods and Equipment) with or solicit the employment of any present or former employees of each other for the purpose of causing them to
               (a) leave the
               employee of the other, or (b) reveal or utilize Confidential Information in such manner so as to constitute a violation of this paragraph 11.

          (c) During the term of this Agreement, Tricon shall not at any time, directly or indirectly, compete with the Purchasing Programs administered by the Unified Coop or the Concept Coops in the Area.

          (d) Nothing in this Agreement shall be construed to give the Unified Coop or the Concept Coops any rights with respect to any intellectual property of Tricon including any trademark or trade name registered by Tricon, except pursuant to the trademark license agreement entered into between Tricon and the Unified Coop and the Concept Coops dated the date hereof.

     12. Representations. Tricon and the Unified Coop each represent and warrant to the other as follows:

          (a) It is a corporation or limited liability company duly organized under the laws of its state of incorporation or organization. It has full capacity, right, power and authority to execute and deliver this Agreement and each other Transaction Document to which it is a party and to perform its obligations under this Agreement and each such Transaction Document. This Agreement and each other Transaction Document to which it is a party constitutes its valid and legal binding obligation and is enforceable against it in accordance with its terms except as may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or limiting creditors' rights generally or by equitable principles relating to enforceability. The execution and delivery of this Agreement and each other Transaction Document to which it is a party and the consummation and conduct of the transactions contemplated hereby have been approved by all necessary action under applicable laws governing it and any of its governing instruments.

          (b) The execution and delivery of this Agreement and each other Transaction Document to which it is a party, the consummation and conduct of the transactions contemplated hereby and thereby, and the performance and fulfillment of its obligations and undertakings hereunder and thereunder by it will not violate any provision of, or result in the breach of, or accelerate or permit the acceleration of any performance required by the terms of its governing instruments, any contract, agreement, arrangement or undertaking to which it is a party or by which it is bound; any judgment, decree, writ, injunction, order or award of any arbitration panel, court or governmental authority; or any applicable law, ordinance, rule or regulation of any governmental body.

          (c) There are not claims of any kind of actions, suits proceedings, arbitrations or investigations pending or to its knowledge, threatened in any court or before any governmental agency or instrumentality or arbitration panel or otherwise relating to it which would interfere with the consummation or conduct of the transaction contemplated by this Agreement or any other Transaction Document, or the performance and fulfillment of its obligations and undertakings hereunder.

          (d) No consents, approvals, no authorizations, releases or orders are required of or by it for the authorization of, execution and delivery of, and for the performance and consummation and conduct of the transactions contemplated by this Agreement or any other Transaction Document.

          "Transaction Document" means this Agreement,  the Operating Agreement,
          the  Program  Management   Agreements,   the  Asset  Contribution  and
          Liability Assumption Agreement, and the SCM Transfer Agreement.

     13. Dispute Resolution. Tricon and the Unified Coop shall each appoint one or more executives who will meet with each other for the purpose of resolving any claim, dispute or controversy ("Dispute") between Tricon and the Unified Coop arising out of or relating to the performance of this Agreement, or any other Transaction Document, or the conduct of the Purchasing Programs. If the Dispute is not resolved by negotiation within 30 days, the parties shall endeavor to settle the Dispute by mediation under the then current Center for Public Resources ("CPR") Model Procedure for Mediation of Business Disputes. The neutral third party will be selected from the CPR panel of neutral parties with the assistance of CPR, unless the parties agree otherwise. In the event that the parties are unsuccessful in resolving the dispute via mediation, the parties agree promptly to resolve any dispute through binding confidential arbitration conducted in Louisville, Kentucky, in accordance with the then current rules of the American Arbitration Association ("AAA"). In regard to such arbitration, each party shall be entitled to select one arbitrator and the arbitrators selected by the parties shall select a third arbitrator. The parties irrevocably consent to such jurisdiction for purposes of the arbitration, and judgment may be entered thereon in any state or federal court in the same manner as if the parties were residents of the state of federal district in which that judgment is sought to be entered. The arbitrator shall not make any award or decision that is not consistent with applicable law. In any action between the parties, the arbitrators may designate the prevailing party in such action which shall recover such of its costs and expenses, including reasonable attorney fees from the non-prevailing party as the arbitrators may designate. All applicable statutes of limitations and defenses based upon the passage of time shall be tolled while the requirements of this paragraph 13 are being followed.

     14.  Term and Termination.

          (a) The initial term of this Agreement shall commence on the date hereof and shall continue until December 31, 2003. Either Tricon or the Unified Coop may terminate this Agreement on any December 31 (beginning with December 31, 2003) upon giving at least 365 days prior written notice of termination to the other party. In any event, this Agreement will terminate upon the dissolution of the Unified Coop pursuant to paragraph 17 of the Operating Agreement.

          (b) Each of Tricon and the Unified Coop may, at its option, effective upon written notice to the other party terminate this Agreement immediately upon the occurrence of any of the following events:

               (i) any material failure on the part of such party to duly observe or perform in any respect any of its material covenants or agreements set forth in this Agreement or any other Transaction Document or any material representation or warranty made by such party in this Agreement or any other Transaction Document shall fail to be correct and true when made or deemed made, which failure continues unremedied for a period of 60 days after the date on which written notice of such failure requiring the same to be remedied shall have been given to other party.

               (ii) the  entry  of a  decree  or  order  by a  court  agency  or supervisory authority having jurisdiction in the premises for the appointment of a conservator, receiver or liquidator for such party or any of the Concept Coops in any bankruptcy, insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings or for the winding up or liquidation of their respective affairs and the continuance of any such decree or order unstayed and in effect for a period of 60 consecutive days, or

               (iii)the  consent  by such party or any of the  Concept  Coops to the appointment of a conservator or receiver or liquidator in any bankruptcy, insolvency, readjustment of debt, marshaling of assets and liabilities, or similar proceedings of or relating to such party or Concept Coop as of or relating to substantially all of its respective property; or such party or Concept Coop shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency or reorganization statute, make an assignment for the benefit of its credits or voluntarily suspend payment of its obligations.

          (c) After December 31, 1999, Tricon may, at its option, terminate this Agreement effective upon at least 180 days prior written notice to the Unified Coop upon the occurrence of any of the following events:

               (i) With respect to each Concept Coop, the failure of that Concept Coop's franchisee members operating traditional Member Outlets to report at least the percentage specified below of the gross sales reported by all System franchisee traditional Member Outlets of each concept in the Area.

                                 Concept                  Percentage
                           Kentucky Fried Chicken             50%

                           Pizza Hut                          50%

                           Taco Bell                          50%

               (ii) Any  Transaction  Document to which  Tricon is a party shall
                    have   terminated  in  accordance  with  its  terms  causing
                    material detriment to Tricon.

          (d) No termination of this Agreement shall relieve a party of such party's obligations created under this Agreement for the period prior to termination.

     15.  Canada

          Tricon, the Unified Coop, the KFC Coop, the KFC Coop's Canada subsidiary (the "Canada Subsidiary") and franchisee designated representatives of Canada KFC, Pizza Hut and Taco Bell franchisees ("Franchisee Groups") (collectively the "Working Parties") are working together in good faith to form a joint Canada wide Tricon system purchasing organization operated in Canada for all Operators in Canada (the "Canada Coop"). The Canada Coop will be independent of Tricon and SCM and governed by Canada Operators.

          In the event the Working Parties have not reached and definitively documented the structure and operating principles for the Canada Coop by March 1, 1999, then until the Working Parties have agreed otherwise; (a) the term "Area" as used in the Agreement shall include Canada, (b) the Canada Coop as the Canada Subsidiary will become a
          financially  self  sufficient  purchasing   organization  which
          is a component of the Unified Coop, and (c) the Canada Coop's board of directors will be restructured so that Tricon designated directors constitute not more than 25 percent of the members of the board, and representatives of the Franchisee Groups constitute a majority of the members of the board.

     16.  Miscellaneous.

          (a) Notices. All notices, approvals, consents and demands required or permitted under this Agreement shall be in writing and sent by hand delivery, facsimile, overnight mail, certified mail or registered mail, postage prepaid, to the parties at their addresses indicated below, and shall be deemed given when delivered by hand delivery, transmitted by facsimile or mailed by overnight, certified or registered mail. Either party may specify a different address by notifying the other party in writing of the different address.

                    If to Tricon:

                    Mr. Christian L. Campbell
                    Tricon Global Restaurants, Inc.
                    Law Department
                    1441 Gardiner Lane
                    Louisville, Kentucky 40213

                    If to Unified Coop:

                    950 Breckinridge Lane - Suite 300
                    Louisville, Kentucky 40207
                    Attention:  President

          (b) Governing Law. This Agreement and the rights of the parties to this Agreement shall be governed by and interpreted in accordance with the laws of the Commonwealth of Kentucky, without regard to or application of its conflicts of law principles.

          (c) Benefit and Binding Effect. Except as otherwise specifically provided in this Agreement, this Agreement shall be binding upon and shall inure to the benefit of the parties to this Agreement, and their legal representatives, successors and permitted assigns.

          (d) Pronouns and Number. Wherever from the context it appears appropriate, each term stated in either the singular or the plural shall include the singular and the plural, and pronouns stated in either the masculine, feminine or neuter gender shall include the masculine, feminine and neuter gender.

          (e) Headings: Schedules. The headings contained in this Agreement are inserted only as a matter of convenience, and in no way define, limit or extend the scope or intent of this Agreement or any provision of this Agreement. The Schedules to this Agreement are incorporated into this Agreement by this reference and expressly made a part of this Agreement.

          (f) Partial Enforceability. If any provision of this Agreement, or the application of any provision to any person or entity or circumstance shall be held invalid, illegal or unenforceable, then the remainder of this Agreement, or the application of that provision to persons or entities or circumstances other than those with respect to which it is held invalid, illegal or unenforceable, shall not be affected thereby.

          (g) Entire Agreements. Except for the SCM Transfer Agreement and Operating Agreement, this Agreement constitutes the entire understanding between Tricon and the Unified Coop with respect to the subject matter hereof and shall supersede all prior and contemporaneous agreements of the parties to this Agreement with respect to the matters to which this Agreement pertains. This Agreement may not be amended except in a writing signed by both parties.

          (h) Enforcement. Notwithstanding the provisions of paragraph 13, in the event of a material breach or threatened material breach by a party of any of the material provisions of this Agreement, the other party shall be entitled to obtain a temporary restraining order and temporary and permanent injunctive relief without the necessity of proving actual damages by reason of such breach or threatened breach, and to the extent permissible under the applicable statutes and rules of procedure, a temporary injunction or restraining order may be granted immediately upon the commencement of any such suit and without notice.

          (i) No Waiver. No waiver by any party to this Agreement at any time of a breach by any other party of any provision of this Agreement to be performed by such other party shall be deemed a waiver of any similar or dissimilar provisions of this Agreement at the same or any prior or subsequent time.

          (j) Third Party Beneficiaries. It is not intended that any person or entity be a third party beneficiary of this Agreement other than the Concept Coops.

          (k) Public Announcements. All public announcements about the formation of the Unified Coop shall be made by the Unified Coop rather than Tricon or any other party; provided, however, that Tricon and the KFC Coop may nevertheless make such public announcements as their respective counsel deem required by law.

Signed:


Tricon Global Restaurants, Inc.



By: /S/ Matthew M. Preston

Title: Assistant General Counsel and Assistant Secretary

Date: March 1, 1999




Unified FoodService Purchasing Coop, LLC



By: /s/Thomas M. Cook

Title: Chairman of the Board

Date: March 1, 1999

                                   Schedule 1

                              Excluded Commitments


1. Any contract or commitment to purchase fountain beverages for use in Outlets owned by Tricon during the term of the Concepts' existing contractual arrangements with Pepsi Co., Inc. with respect to such Outlets..

2.   Tricon's   commitment  to  purchase   Equipment  through   AmeriServe  Food
     Distribution, Inc. through October 31, 1999.

                                                                                                                EXHIBIT 12.1
                         TRICON Global Restaurants, Inc.
            Ratio of Earnings to Fixed Charges Years Ended 1998-1994
                       (in millions except ratio amounts)

                                                                52 Weeks
                                                 ----------------------------------------       53 Weeks         52 Weeks
                                                    1998           1997          1996             1995             1994
                                                 ------------    ----------    ----------     -------------    -------------

Earnings:
Income from continuing operations before
  income taxes and cumulative effect of
  accounting changes                                  756            (35)           72             (103)             241

Unconsolidated affiliates' interests,
  net (a)                                               1             (1)           (6)                               (1)

Interest expense (a)                                  291            290           310              368              349

Interest portion of net rent expense (a)              105            118           116              109              108
                                                 ------------    ----------    ----------     -------------    -------------

Earnings available for fixed charges                1,153            372           492              374              697
                                                 ============    ==========    ==========     =============    =============

Fixed Charges:
Interest Expense (a)                                  291            290           310              368              349

Interest portion of net rent  expense (a)             105            118           116              109              108
                                                 ------------    ----------    ----------     -------------    -------------

Total Fixed Charges                                   396            408           426              477              457
                                                 ============    ==========    ==========     =============    =============

Ration of Earnings to Fixed
  Charges (b) (c) (d)                               2.91x          .91x           1.15x            .78x             1.53x

(a) Included in earnings for years 1994-1997 are certain allocations related to overhead costs and interest expense from PepsiCo. For purposes of these ratios, earnings are calculated by adding to (subtracting from) income from continuing operations before income taxes and cumulative effect of accounting changes the following: fixed charges, excluding capitalized interest; and losses and (undistributed earnings) recognized with respect to less than 50% owned equity investments. Fixed charges consist of interest on borrowings, the allocation of PepsiCo's interest expense for years 1994-1997 and that portion of rental expense that approximates interest. For a description of the PepsiCo allocations, see Note 2, to the Consolidated Financial Statements.

(b) Included the impact of unusual, disposal and other charges of $15 million ($3 million after-tax) in 1998, $184 million ($165 million after tax) in 1997, $246 million ($189 million after tax) in 1996 and $457 ($324 after tax) in 1995. Excluding the impact of such charges, the ratio of earnings to fixed charges would have been 2.95x, 1.36x, 1.73x and 1.74x for the fiscal years ended 1998, 1997, 1996 and 1995, respectively.

(c) The Company is contingently liable for obligations of certain franchisees and other unaffiliated parties. Fixed charges associated with such obligations aggregated approximately $17 million during the fiscal year 1998. Such fixed charges, which are contingent, have not been included in the computation of the ratios.

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

                                                                    Exhibit 21.1

                             SUBSIDIARIES OF TRICON
                           AS OF DECEMBER 31, 1998 (1)

                                                                  State or
                                                                 Country of
Name of Subsidiary                                              Incorporation
------------------                                              -------------


A & M Food Services, Inc.                                         Nevada
Calny, Inc.                                                       Delaware
El KrAm, Inc                                                      Iowa.
Glenharney Insurance Company                                      Vermont
Global Restaurants Inc.                                           Mauritius
Internationaticional Restaurants do Brasil Ltda.                  Brazil
Kentucky Fried Chicken (Great Britain) Limited                    United Kingdom
Kentucky Fried Chicken Caribbean Holdings, Inc.                   Delaware
Kentucky Fried Chicken Corporate Holdings, Ltd.                   Delaware
Kentucky Fried Chicken Corporation                                Delaware
Kentucky Fried Chicken de Mexico, S.A. de C.V.                    Mexico
Kentucky Fried Chicken Espana, S.L.                               Spain
Kentucky Fried Chicken Global B.V.                                Netherlands
Kentucky Fried Chicken Global II B.V.                             Netherlands
Kentucky Fried Chicken International Holdings, Inc.               Delaware
Kentucky Fried Chicken Japan Ltd.                                 Japan
Kentucky Fried Chicken of California, Inc.                        Delaware
Kentucky Fried Chicken of Southern California, Inc.               California
Kentucky Fried Chicken Worldwide B.V.                             Netherlands
KFC Corporation                                                   Delaware
KFC Enterprises, Inc.                                             Delaware
KFC France SAS                                                    France
KFC International (Thailand) Ltd.                                 Thailand
KFC Management Pte. Ltd.                                          Singapore
KFC National Management Company                                   Delaware
KFCC/TRICON Holdings Ltd.                                         Canada
NKFC, Inc.                                                        Delaware
PCNZ Investments Ltd.                                             Mauritius
PCNZ Ltd.                                                         Mauritius
PepsiCo Eurasia Limited                                           Delaware
PepsiCo Restaurants International S.A.                            Spain
PHM de Mexico S.A. de C.V.                                        Mexico
Pizza Belgium B.V.B.A.                                            Belgium
Pizza Gida Isletmeleri A.S.                                       Turkey
Pizza Hut (U.K.) Ltd.                                             United Kingdom
Pizza Hut Holdings, B.V.                                          Netherlands
Pizza Hut International (UK) Ltd.                                 United Kingdom
Pizza Hut International, LLC                                      Delaware
Pizza Hut Korea Co., Ltd.                                         Korea
Pizza Hut Mexicana S.A. de C.V.                                   Mexico

                                                                 State or
                                                                Country of
Name of Subsidiary                                             Incorporation
------------------                                            ----------------

Pizza Hut of America, Inc.                                        Delaware
Pizza Hut Puerto Rico, Inc.                                       Delaware
Pizza Hut Singapore Pte. Ltd.                                     Singapore
Pizza Hut, Inc.                                                   California
Pizza Huts of the Northwest, Inc.                                 Minnesota
Pizza Management, Inc.                                            Texas
QSR, Inc.                                                         Delaware
Restaurant Holdings Ltd.                                          United Kingdom
Taco Bell Corp.                                                   California
Taco Bell of California, Inc.                                     California
Taco Bell Royalty Company                                         California
Taco Caliente, Inc.                                               Arizona
Taco Del Sur, Inc.                                                Georgia
Taco Enterprises, Inc.                                            Michigan
TBLD Corp.                                                        California
Tenga Taco, Inc.                                                  Florida
Tricon (Shanghai) Consulting Co., Ltd.                            China
Tricon Global Restaurants (Canada), Ltd.                          Canada
Tricon Global Restaurants S.A. de C.V.                            Mexico
Tricon Restaurant Services Group, Inc.                            Delaware
Tricon Restaurants (Southern Africa) Pty. Ltd.                    South Africa
TRICON Restaurants (Taiwan) Co., Ltd.                             Taiwan
TRICON Restaurants Australia Pty Ltd.                             Australia
Tricon Restaurants International (India) Pvt. Ltd.                India
Tricon Restaurants International Ltd. & Co. K.G.                  Germany
Tricon Restaurants Poland sp.zo.o.                                Poland
Tricon Singapore Holdings Pte. Ltd.                               Singapore
Triglobal Restaurants of Puerto Rico, Inc.                        Delaware
Upper Midwest Pizza Hut, Inc.                                     Delaware
Von Karman Leasing Corp.                                          Delaware



-------------------
Note:

(1) This Schedule lists the entities that were active subsidiaries of Tricon as of December 31, 1998. Omitted from the above list are approximately 75 insignificant or inactive subsidiaries which, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary. The list also excludes approximately 75 subsidiaries of Pizza Hut, Inc., most of which operate restaurants in the U.S., and approximately 30 subsidiaries of Kentucky Fried Chicken Corporation and Kentucky Fried Chicken of California, Inc., most of which operate restaurants outside of the U.S.

                                                                    Exhibit 23.1


                         Consent of Independent Auditors


The Board of Directors
TRICON Global Restaurants, Inc.:

We consent to incorporation by reference in the registration statements (No. 333-42969) on Form S-3 and (Nos. 333-36877, 333-36955, 333-36895, 333-36961,
333-36893 and 333-64547) on Form S-8 of our report dated February 10, 1999, relating to the consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, cash flows and shareholders' (deficit) equity and comprehensive income for each of the years in the three-year period ended December 26, 1998, which report appears in the Company's December 26, 1998 annual report on Form 10-K of TRICON Global Restaurants, Inc.


KPMG LLP

Louisville, Kentucky
March 22, 1999