Form 10-K/A
period 1998-12-26
TRICON GLOBAL RESTAURANTS INC
filed 1999-03-24
CIK 1041061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                        FORM 10-K/A (Amendment Number 1)
(Mark One)

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

       Registrant's telephone number, including area code: (502) 874-8300

                                                          Name of Each Exchange
                                  Title of Class           on which Registered
                                 ------------------      -----------------------
  Securities registered
   pursuant to 12(b) of the Act: Common Stock, no        New York Stock Exchange
                                 par value

                                 Rights to purchase      New York Stock Exchange
                                 Series A Participating
                                 Preferred Stock, no
                                 par value, of the
                                 Registrant

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

     The number of shares outstanding of the Registrant's Common Stock as of March 18, 1998 was 153,447,187 shares.

     Portions of the definitive proxy statement furnished to shareholders of the Registrant in connection with the annual meeting of shareholders to be held on May 20, 1999, are incorporated by reference into Part III.

     THE PURPOSE OF THIS AMENDMENT IS TO AMEND SECURITIES REGISTERED PURSUANT TO 12(b) OF THE ACT TO INCLUDE THE RIGHTS TO PURCHASE SERIES A PARTICIPATING
PREFERRED STOCK, NO PAR VALUE, OF THE REGISTRANT AND THE NUMBER OF SHARES OUTSTANDING AS OF MARCH 18, 1999 AS SET FORTH ABOVE.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.







                                   TRICON GLOBAL RESTAURANTS, INC.
                                   --------------------------------
                                          (Registrant)





Date:  March 23, 1999              By: /s/ Matthew M. Preston
                                      -----------------------------
                                   Name:  Matthew M. Preston
                                   Title:   Assistant  Secretary