Form 10-Q
period 1999-03-20
TRICON GLOBAL RESTAURANTS INC
filed 1999-05-04
CIK 1041061

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q

(Mark One)
[|X|]QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934 for the quarterly period ended March 20, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to _________________



                         Commission file number 1-13163
                                  -------------
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


     The number of shares outstanding of the Registrant's Common Stock as of April 23, 1999 was 153,534,037 shares.


================================================================================

                         TRICON GLOBAL RESTAURANTS, INC.

                                      INDEX


                                                                  Page No.
                                                                ------------
Part I.  Financial Information

         Condensed Consolidated Statement of Income -
           12 weeks ended March 20, 1999 and March 21, 1998          3

         Condensed Consolidated Statement of Cash Flows -
           12 weeks ended March 20, 1999 and March 21, 1998          4

         Condensed Consolidated Balance Sheet - March 20, 1999
           and December 26, 1998                                     5

         Notes to Condensed Consolidated Financial Statements        6

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       14

         Independent Accountants' Review Report                      35

Part II. Other Information and Signatures                            36

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions, except per share data - unaudited)

                                                     12 Weeks Ended
                                              -----------------------------
                                               3/20/99            3/21/98
                                              ----------         ----------

Revenues
Company sales                                 $   1,662          $   1,790
Franchise and license fees                          151                132
                                              ----------         ----------
                                                  1,813              1,922
                                              ----------         ----------
Costs and Expenses, net
Company restaurants
  Food and paper                                    528                579
  Payroll and employee benefits                     463                538
  Occupancy and other operating expenses            412                472
                                              ----------         ----------
                                                  1,403              1,589
General, administrative and other expenses          208                194
Facility actions net gain                           (34)               (29)
                                              ----------         ----------
Total costs and expenses, net                     1,577              1,754
                                              ----------         ----------

Operating Profit                                    236                168

Interest expense, net                                52                 69
                                              ----------         ----------

Income Before Income Taxes                          184                 99

Income Tax Provision                                 78                 45
                                              ----------         ----------

Net Income                                    $     106          $      54
                                              ==========         ==========

Basic Earnings Per Common Share               $     .69          $     .36
                                              ==========         ==========

Diluted Earnings Per Common Share             $     .66          $     .35
                                              ==========         ==========












     See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions - unaudited)
                                                         12 Weeks Ended
                                                 ----------------------------
                                                   3/20/99          3/21/98
                                                 ------------      ----------
Cash Flows - Operating Activities
Net Income                                       $    106          $     54
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation and amortization                      95               104
    Facility actions net gain                         (34)              (29)
    Deferred income taxes                             (21)               (2)
    Other non-cash charges and credits, net            46                18
Changes in operating  working  capital,
 excluding  effects of acquisitions  and
 dispositions:
    Accounts and notes receivable                     (24)               (4)
    Inventories                                         5                 4
    Prepaid expenses and other current assets         (14)              (12)
    Deferred income taxes                               -               (11)
    Accounts payable and other current
     liabilities                                     (213)             (103)
    Income taxes payable                               78                21
                                                 ------------      ----------
    Net change in operating working capital          (168)             (105)
                                                 ------------      ----------
Net Cash Provided by Operating Activities              24                40
                                                 ------------      ----------
Cash Flows - Investing Activities
Capital spending                                      (66)              (53)
Refranchising of restaurants                          121               121
Acquisition of restaurants                             (6)                -
Sales of property, plant and equipment                  3                13
Other, net                                            (10)              (15)
                                                 ------------      ----------
Net Cash Provided by Investing Activities              42                66
                                                 ------------      ----------
Cash Flows - Financing Activities
Proceeds from Long-term Debt                            1                 1
Proceeds from Revolving Credit Facility             2,738             2,795
Payments of Revolving Credit Facility              (2,818)           (2,850)
Payments of Long-term Debt                            (13)              (62)
Short-term borrowings-three months or less, net         9               (14)
Other, net                                              6                (2)
                                                 ------------      ----------
Net Cash Used for Financing Activities                (77)             (132)
                                                 ------------      ----------
Effect of Exchange Rate Changes on Cash and
 Cash Equivalents                                       -                (3)
                                                 ------------      ----------
Net Decrease in Cash and Cash Equivalents             (11)              (29)
Cash and Cash Equivalents - Beginning of period       121               268
                                                 ------------      ----------
Cash and Cash Equivalents - End of period        $    110          $    239
                                                 ============      ==========

-----------------------------------------------------------------------------
Supplemental Cash Flow Information
    Interest paid                                $     47          $     83
    Income taxes paid                                  22                34


     See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions)


                                                    3/20/99         12/26/98
                                                 -------------     -----------
                                                  (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                        $      110        $      121
Short-term investments, at cost                         104                87
Accounts and notes receivable, less allowance:
  $18 in 1999 and $17 in 1998                           181               155
Inventories                                              63                68
Prepaid expenses and other current assets                71                57
Deferred income taxes                                   137               137
                                                 -------------     -----------

   Total Current Assets                                 666               625

Property, Plant and Equipment, net                    2,815             2,896
Intangibles Assets, net                                 620               651
Investments in Unconsolidated Affiliates                162               159
Other Assets                                            200               200
                                                 -------------     -----------
   Total Assets                                  $    4,463        $    4,531
                                                 =============     ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and other current liabilities   $    1,070        $    1,283
Income taxes payable                                    173                94
Short-term borrowings                                   116                96
                                                 -------------     -----------
   Total Current Liabilities                          1,359             1,473

Long-term Debt                                        3,333             3,436
Other Liabilities and Deferred Credits                  775               785
                                                 -------------     -----------
   Total Liabilities                                  5,467             5,694
                                                 -------------     -----------

Shareholders' Deficit
Preferred stock, no par value, 250 shares
  authorized; no shares issued                            -                 -
Common stock, no par value, 750 shares
  authorized; 153 shares issued and outstanding
  in both 1999 and 1998                               1,353             1,305
Accumulated deficit                                  (2,212)           (2,318)
Accumulated other comprehensive income                 (145)             (150)
                                                 --------------    -------------
   Total Shareholders' Deficit                       (1,004)           (1,163)
                                                 -------------     -----------
     Total Liabilities and Shareholders' Deficit $    4,463        $    4,531
                                                 ==============    =============

     See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)
(Unaudited)


1.   Financial Statement Presentation

     We have prepared our accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 26, 1998 ("1998 Form 10-K"). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Consolidated Financial Statements included in the 1998 Form 10-K.

     Our Financial Statements include TRICON Global Restaurants, Inc. and its wholly owned subsidiaries ("TRICON"). The Financial Statements include our worldwide operations of KFC, Pizza Hut and Taco Bell. References to TRICON throughout these notes to Financial Statements are made using the first person notations of "we" or "our."

     The preparation of the Financial Statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the
     Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

     We have reclassified certain items in the accompanying unaudited Financial Statements for prior periods to be comparable with the classification adopted for the 12 weeks ended March 20, 1999. These reclassifications had no effect on previously reported net income.

     In our opinion, the accompanying unaudited Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with the 1998 Form 10-K, our financial position as of March 20, 1999, and the results of our operations and cash flows for the quarters ended March 20, 1999 and March 21, 1998. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2.   Earnings Per Common Share ("EPS")

                                                              12 Weeks Ended
                                                       -------------------------
                                                         3/20/99       3/21/98
                                                       ----------    -----------

     Net income                                        $    106      $     54
                                                       ==========    ===========
     Basic EPS:
     ----------
     Weighted-average common shares outstanding             153           152
                                                       ==========    ===========

     Basic EPS                                         $    .69      $    .36
                                                       ==========    ===========

     Diluted EPS:
     ------------
     Weighted-average common shares outstanding             153           152
     Shares assumed issued on exercise of dilutive
      share equivalents                                      26            19
     Shares assumed purchased with proceeds of
      dilutive share equivalents                            (18)          (17)
                                                       ----------    -----------
     Shares applicable to diluted earnings                  161           154
                                                       ==========    ===========

     Diluted EPS                                       $    .66      $    .35
                                                       ==========    ===========

     Unexercised employee stock options to purchase 2.3 million shares of our Common Stock as of March 21, 1998 were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter.

3.   Items Affecting Comparability of Net Income

     The following table summarizes the results of operations for stores held for disposal at March 20, 1999 or disposed of in 1999 and 1998:

                                                    12 Weeks Ended
                                             ------------------------------
                                               3/20/99           3/21/98
                                             -------------     ------------
     Stores held for disposal at
      March 20, 1999 or disposed of
      in 1999:
       Sales                                 $     81          $    92
       Restaurant Margin                            5                6

     Stores disposed of in 1998:
       Sales                                 $      -          $   237
       Restaurant Margin                            -               17

     We expect that the loss of restaurant margin from the disposal of these stores will be mitigated by the increased royalty fees for stores refranchised, lower general and administrative expenses and reduced interest costs primarily resulting from the reduction of debt by a portion of the after-tax cash proceeds from our refranchising activities. The combined restaurant margin reported above includes the benefit from the suspension of depreciation and amortization of approximately $4 million ($2 million in the U.S. and $2 million in International) and $10 million ($7 million in the U.S. and $3 million in International) for the twelve weeks ended March 20, 1999 and March 21, 1998, respectively, on stores held for disposal at March 20, 1999 or disposed of in 1999 and 1998.

4.   Changes In Accounting Principles and New Accounting Pronouncement

     a. Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

     Effective December 27, 1998, we adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, external direct costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized. Previously, we expensed all such costs as incurred. For the twelve weeks ended March 20, 1999, we capitalized approximately $2 million of internally developed software costs and third party software purchases incurred in 1999 associated with all active projects, including those that were in process at December 27, 1998. We amortize capitalized software costs on a straight-line basis over relatively short useful lives dependent on facts and circumstances. The software being developed has not yet been placed in service and, therefore, is not currently being amortized.

     b.   Self-Insurance Actuarial Methodology

     In 1999, the methodology used by our independent actuary was refined and enhanced to provide a more reliable estimate of the self-insured portion of our current and prior years' ultimate loss projections related to workers' compensation, general liability and automobile liability insurance programs (collectively "casualty losses"). The primary change to our prior practice was in the factor we used to increase our independent actuary's ultimate loss projections, which had a 51% confidence level for each year. Confidence level means the likelihood that our actual casualty losses will be equal to or below those estimates. Based on our independent actuary's opinion, our prior practice produced a very conservative confidence factor at a higher level than our target of 75%. Our actuary believes our 1999 change will produce estimates at our 75% target confidence level for each self-insured year. This change in methodology resulted in a one-time increase to our first quarter 1999 operating results of $8 million ($5 million after-tax).

     c.   Change in Pension Discount Rate Methodology

     In 1999, we changed our method of determining the pension discount rate to better reflect the assumed investment strategies we would most likely use to invest any short-term cash surpluses. Accounting for pensions requires us to develop an assumed interest rate on securities with which the pension liabilities could be effectively settled. In estimating this discount rate, we look at rates of return on high-quality corporate fixed income securities currently available and expected to be available during the period to the maturity of the pension benefits. As it is impractical to find an investment portfolio which exactly matches the estimated payment stream of the pension benefits, we often have projected short-term cash surpluses. Previously, we assumed that all short-term cash surpluses would be invested in U.S. government securities. Our new methodology assumes that our investment strategies would be equally divided between U.S. government securities and high-quality corporate fixed income securities. The change in methodology favorably increased our first quarter 1999 operating results by approximately $1 million ($1 million after-tax).

     d.   Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related change in fair value on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

     We have not yet quantified the effects of adopting SFAS 133 on our financial statements or determined the timing of or method of our adoption of SFAS 133. However, the adoption of the Statement could increase volatility in our earnings and other comprehensive income.

5.   Long-term Debt

     During the quarter ended March 20, 1999, we made net payments of approximately $80 million under our unsecured Revolving Credit Facility. As discussed in our 1998 Form 10-K, amounts outstanding under the Revolving Credit Facility are expected to fluctuate from time to time, but reductions to our unsecured Term Loan Facility cannot be reborrowed. These payments reduced amounts outstanding under our Revolving Credit Facility at March 20, 1999 to $1.74 billion from $1.82 billion at year-end 1998. In addition, we had unused Revolving Credit Facility borrowings available aggregating $1.35 billion, net of outstanding letters of credit of $166 million. At March 20, 1999, we had $926 million outstanding under our Term Loan Facility which was unchanged from year-end 1998. At March 20, 1999, the weighted average interest rate on our variable rate debt was 6.1%, which included the effects of the associated interest rate swaps and collars.

     Interest expense on the short-term borrowings and long-term debt was $56 million and $73 million for the twelve weeks ended March 20, 1999 and March 21, 1998, respectively.

     On March 24, 1999, we entered into an agreement to amend certain terms of our unsecured Term Loan Facility and unsecured Revolving Credit Facility (the "Facilities"). This amendment gives us additional flexibility with respect to acquisitions and other investments, permitted investments and the repurchase of Common Shares. In addition, we voluntarily reduced our maximum borrowings under the Revolving Credit Facility from $3.25 billion to $3.0 billion. As a result of this amendment, we capitalized debt costs of approximately $2.5 million. These costs will be amortized over the remaining life of the Facilities. Additionally, an insignificant amount of our previously deferred debt costs will be written off in the second quarter of 1999 as a result of this amendment.

6.   Comprehensive Income

     Our quarterly total comprehensive income was as follows:

                                                     12 Weeks Ended
                                          ---------------------------------
                                             3/20/99             3/21/98
                                          ------------        -------------

     Net income                           $      106          $       54
     Currency translation adjustment               5                 (37)
                                          ------------        -------------

     Total comprehensive income           $      111          $       17
                                          ============        =============

7.   Reportable Business Segments

                                                      Revenues
                                          ---------------------------------
                                                     12 Weeks Ended
                                          ---------------------------------
                                            3/20/99              3/21/98
                                          ------------        -------------
     U.S.                                 $    1,366          $    1,468
     International                               447                 454
                                          ------------        -------------
                                          $    1,813          $    1,922
                                          ============        =============

                                              Operating Profit; Interest
                                                  Expense, Net; and
                                              Income Before Income Taxes
                                          ---------------------------------
                                                   12 Weeks Ended
                                          ---------------------------------
                                            3/20/99              3/21/98
                                          ------------        -------------
     U.S.                                 $      184          $      126
     International                                55                  42
     Facility actions net gain                    34                  29
     Foreign exchange net loss                    (1)                 (1)
     Unallocated and corporate expenses          (36)                (28)
                                          ------------        -------------
     Total Operating Profit                      236                 168
     Interest expense, net                        52                  69
                                          ------------        -------------
     Income Before Income Taxes           $      184          $       99
                                          ============        =============

                                                 Identifiable Assets
                                          ---------------------------------
                                            3/20/99             12/26/98
                                          ------------        -------------
     U.S.                                 $    2,848          $    2,942
     International                             1,460               1,447
     Corporate                                   155                 142
                                          ------------        -------------
                                          $    4,463          $    4,531
                                          ============        =============

8.   Commitments And Contingencies

     Relationship with Former Parent After Spin-off
     ----------------------------------------------

     As disclosed in our 1998 Form 10-K, in connection with the October 6, 1997 spin-off from PepsiCo (the "Spin-off"), separation and other related agreements (collectively, "the Separation Agreement") were entered into which contain certain indemnities to the parties and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the Spin-off. The Separation Agreement provided for, among other things, our assumption of all liabilities relating to the restaurant businesses, inclusive of our non-core businesses, and the indemnification of PepsiCo with respect to such liabilities. The non-core businesses were disposed of in 1997 and consisted of California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo's Sandwich Shops, East Side Mario's and Hot `n Now (collectively the "Non-core Businesses"). Subsequent to Spin-off, claims have been made by certain Non-core Business franchisees and a purchaser of one of the businesses. We are disputing the validity of such claims; however, we believe that any settlement of these claims at amounts in excess of previously recorded liabilities is not likely to have a material adverse effect on our results of operations, financial condition or cash flows.

     In addition, we must pay a fee to PepsiCo for all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. This obligation ends at the time they are released, terminated or replaced by a qualified letter of credit covering the full amount of contingencies under the letters of credit, guarantees and contingent liabilities. Our fee payments to PepsiCo during the first quarter of 1999 were immaterial. We have also indemnified PepsiCo for any costs or losses it incurs with respect to these letters of credit, guarantees and contingent liabilities. We have not been required to make any payments under these indemnities.

     Under the Separation Agreement, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through the Spin-off date. PepsiCo also maintains full control and absolute discretion regarding common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations so made by PepsiCo would be the same as we would reach, acting on our own behalf.

     We have agreed to certain restrictions on future actions to help ensure that the Spin-off maintains its tax-free status. Restrictions include, among other things, limitations on the liquidation, merger or consolidation with another company, certain issuances and redemptions of our Common Stock, the granting of stock options and our sale, refranchising, distribution or other disposition of assets. If we fail to abide by such restrictions or to obtain waivers from PepsiCo and, as a result, the Spin-off fails to qualify as a tax-free reorganization, we will be obligated to indemnify PepsiCo for any resulting tax liability, which could be substantial. No payments under these indemnities have been required through the first quarter of 1999. Additionally, under the terms of the tax separation agreement, PepsiCo is entitled to the federal income tax benefits related to the exercise after the Spin-off of vested PepsiCo options held by our employees.

     Other Commitments and Contingencies
     -----------------------------------

     We were directly or indirectly contingently liable in the amounts of $349 and $327 million at March 20, 1999 and December 26, 1998, respectively, for certain lease assignments and guarantees. In connection with these contingent liabilities, after the Spin-off, we were required to maintain cash collateral balances at certain institutions of approximately $30 million, which are included in Other Assets in the accompanying Condensed Consolidated Balance Sheet. At March 20, 1999, $265 million represented contingent liabilities to lessors as a result of our assigning our interest in and obligations under real estate leases as a condition to the refranchising of Company restaurants. The $265 million represented the present value of the minimum payments of the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $392 million. The balance of the contingent liabilities primarily reflected guarantees to support financial arrangements of certain unconsolidated affiliates and other restaurant franchisees.

     In the first quarter of 1999, and for a significant portion of the three years ended December 26, 1998, we have been effectively self-insured for most workers' compensation, general liability and automobile liability losses, subject to per occurrence and aggregate annual liability limitations. Prior to the Spin-off in 1997, we participated with PepsiCo in a guaranteed cost program for certain coverages in 1997. We are also effectively self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. We determine our liabilities for claims reported and for claims incurred but not reported based on information provided by our independent actuary.

     In July 1998, we entered into severance agreements with certain key executives which are triggered by a termination, under certain conditions, of the executive following a change in control of the Company, as defined in the agreements. Once triggered, the affected executives would receive twice the amount of their annual base salary and their annual incentive in a lump sum, outplacement services and a tax gross-up for any excise taxes. The agreements expire December 31, 2000. Since the timing of any payments under these agreements cannot be anticipated, the amounts are not estimable. However, these payments, if required, could be substantial. In connection with the execution of these agreements, the Compensation Committee of our Board of Directors has authorized amendment of the deferred and incentive compensation plans and, following a change in control, an establishment of rabbi trusts which will be used to provide payouts under these deferred compensation plans following a change in control.

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

     On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. ("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 16,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has currently paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A trial date has been tentatively scheduled for the third quarter of 1999.

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

Management's Discussion and Analysis
of Financial Condition and Results of Operations


Introduction

     TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON," the "Company," "we" or "our") became an independent, publicly owned company on October 6, 1997 (the "Spin-off Date") via a tax free distribution of our Common Stock (the "Distribution" or "Spin-off") to the shareholders of our former parent, PepsiCo, Inc. ("PepsiCo"). TRICON is comprised of the worldwide operations of KFC, Pizza Hut and Taco Bell. The Spin-off marked our beginning as a company focused solely on the restaurant business and our three well-recognized concepts, which together have more retail units worldwide than any other single quick service restaurant ("QSR") company. The following Management's Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements on page 3 and the Cautionary Statements on page 34 and our 1998 Form 10-K for the year ended
December 26, 1998 ("1998 Form 10-K"). All Note references herein refer to the accompanying notes to the Condensed Consolidated Financial Statements.

     In our discussion volume is the estimated dollar effect of the year-over-year change in customer transaction counts from existing and new products. Effective net pricing includes price increases/decreases and the effect of changes in product mix. Portfolio effect represents the impact on operating results related to our refranchising initiative and closure of underperforming stores. System sales represents our combined sales of Company, joint ventured, franchised and licensed units. Where actual sales data is not reported, our franchised and licensed unit sales are estimated. NM in any table indicates that the percentage is not considered meaningful. B(W) in any table means % better (worse). In addition, throughout our discussion, we use the terms restaurants, units and stores interchangeably.

     Tabular amounts are displayed in millions except per share and unit count amounts, or as specifically identified.

     The  following  factors  that  could  impact   comparability  of  operating
performance in the quarter ended March 20, 1999 were previously discussed in our 1998 Form 10-K.

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

     As disclosed in our 1998 Form 10-K, we have Company and franchised businesses in the adopting member countries, which are preparing for the conversion. Expenditures associated with conversion efforts to date have been insignificant. We currently estimate that our spending over the ensuing three-year transition period will be approximately $16 million, related to the conversion in the EMU member countries in which we operate stores. These expenditures primarily relate to capital expenditures for new point-of-sale and back-of-house hardware and software to accommodate Euro-denominated
transactions.   We  expect  that  adoption  of  the  Euro  by  the  U.K.   would
significantly increase this estimate due to the size of our businesses there relative to our aggregate businesses in the adopting member countries in which we operate.

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

     The phases of our plan - awareness, assessment, remediation, testing and implementation - are currently expected to cost $68 to $71 million from 1997 through completion in 2000. The new estimate is higher than our estimate of $62 to $65 million disclosed in our 1998 Form 10-K. We increased our estimate for costs related to additional resources needed in the remediation and testing phases and higher than estimated personnel costs, including newly implemented retention incentives for critical personnel. Our plan contemplates our own IT/ET as well as assessment and contingency planning relative to Year 2000 business risks inherent in our material third party relationships. The total cost represents less than 20% of our total estimated information technology related expenses over the plan period. We have incurred approximately $43 million from inception of planned actions through March 20, 1999 of which approximately $8 million has been incurred during 1999. We expect to incur approximately $31 million in 1999 with some additional problem resolution spending in 2000. All costs related to our Year 2000 plan are expected to be funded through cash flow from operations.

     IT/ET State of Readiness - We have completed our inventory process of hardware (including desktops), software (third party and internally developed) and embedded technology applications (collectively "IT/ET applications" as defined below). However, as we progress through the phases of our plan, we will continue to refine and improve our process to track the status and classification of our new and existing IT/ET applications. As a result of certain of these refinements, we have modified the amounts presented in the application table presented below. In addition, we have implemented monitoring procedures designed to insure that new IT/ET investments are Year 2000 compliant.

     Based on this inventory, we identified the critical IT/ET applications and are in the process of determining the Year 2000 compliance status of the IT/ET through third party vendor inquiry or internal processes. We expect to be substantially complete with the conversion (which includes replacement and remediation) and unit testing of the majority of critical U.S. systems in the second quarter of 1999. As disclosed in our 1998 Form 10-K, we extended our original timeline to late summer for approximately ten critical applications. However, we have been able to complete remediation and unit testing on six of these critical applications and still expect to be able to convert, consolidate, or replace the remaining four applications by late summer. This timetable reflects certain delays attributable to identified incremental complexities of the remediation processes as well as slippage in the execution of our remediation plan. Further delays on these efforts or additional slippage could be detrimental to our overall state of readiness. We made considerable progress on our international IT/ET conversion efforts of critical applications during the first quarter of 1999. Our current plans call for timely conversion of critical international systems to compliant versions of unmodified third party applications which are predominant in our international business. We will continue to closely monitor international progress. We expect to continue integration testing on remediated, replaced and consolidated U.S.
and international systems throughout 1999.

     The following table identifies by category and status the major identified IT/ET applications at March 20, 1999:

                                                    Remediated/
     Category                         Compliant     In-Process     Not Compliant
     ------------------------------   ---------    -------------   -------------

     Third Party Developed Software       614           551              493

     Internally Developed Software        209           635              133

     Desktop                              998         1,412              782

     Hardware                             553           842              153

     ET                                   976           896               85

     Other                                252           273              178
                                      ---------  ---------------  --------------
                                        3,602         4,609            1,824
                                      =========  ===============  ==============

Note:We  have  defined  the  term  applications  (as  used  in  this  Year  2000 discussion) to describe separately identifiable groups of programs, hardware or ET which can be both logically segregated by business purpose and separately unit tested as to performance of a single business function. We will either replace or retire "Not Compliant" applications before January 1, 2000. "Compliant" applications include only those applications that are Year 2000 compliant and currently in production. Applications have been prioritized and are being remediated based on expected impact of non-remediation. Of the remaining 635 "Remediated/In-Process" applications in the Internally Developed Software category, which by definition require internal remediation, less than half have been identified as critical. Overall, total applications considered "Compliant" increased approximately 14% in the quarter to 36%.

     Material Third Party Relationships - We believe that our critical third party relationships can be subdivided generally into suppliers, banks, franchisees and other service providers (primarily data exchange partners). We completed an inventory of U.S. and international restaurant suppliers and have mailed letters requesting information regarding their Year 2000 status. We are in the process of collecting the responses from the suppliers and assessing their Year 2000 risks. Of approximately 600 suppliers considered critical, approximately 6% are high risk based on their responses and approximately 23% have not yet responded to inquiries to date. In partnership with a newly formed systemwide U.S. purchasing cooperative ("Unified Co-op") described in our 1998 Form 10-K, we will develop contingency plans for those U.S. suppliers that are not deemed Year 2000 compliant. These contingency plans, which we expect to be completed by mid-1999, include the Unified Co-op sourcing from alternate compliant suppliers where possible. By mid-1999, we expect to develop contingency plans for the international suppliers that we believe have substantial Year 2000 operational risks.

     In the first part of 1999, we completed the identification of our U.S. depository banks and the international banks responsible for processing restaurant deposits and disbursements ("Depository Banks"). We have sent letters or obtained other information regarding Year 2000 compliance information from our primary lending and cash management banks ("Relationship Banks") and our Depository Banks. We will continue to follow-up with the banks that have not responded to the request. In addition, we intend to develop contingency plans by mid-1999 for all critical banks that have not submitted written representation of Year 2000 readiness.

     We have almost 1,200 U.S. and approximately 950 international franchisees. We have sent information to all U.S. and international franchisees regarding the business risks associated with Year 2000. In addition, we provided sample IT/ET project plans and a report of the compliance status of Company restaurants to the U.S. franchisees. At the end of the first quarter of 1999, we mailed letters to all U.S. franchisees requesting information regarding their Year 2000 status. In the U.S., we intend to accumulate survey data and an inventory of point-of-sale hardware and software in use by our franchisees. We then intend to contact POS vendors to assist the franchise community in determining Year 2000 compliance. Outside the U.S., our regional franchise offices have started conducting franchise surveys either through mail or by direct contact. The survey results will be used to assess the Year 2000 operational risks of our franchisees.

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

     The following table indicates by type of third party risk the status of the readiness process:

                                         Responses       Responses Not Yet
                                         Received            Received
                                       -------------    -------------------

     Suppliers                              471                  136
     Relationship Banks                      56                   22
     Depository Banks                       286                  589
     Data Exchange Service Providers         45                   87
                                       -------------    -------------------
                                            858                  834
                                       =============    ===================

     Note:This table does not include franchisee information since the survey process is in its initial stage. In addition, we have increased the number of Data Exchange Service Provider statistics to include service providers that have been recently identified as critical. The letters for these providers will be mailed during April 1999.

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

Other Factors Affecting Comparability

     Accounting Changes
     ------------------

     In our 1998 Form 10-K, we discussed several accounting and human resource policy changes (collectively, the "accounting changes") that would impact our 1999 results. These changes, which we believe are material in the aggregate, fall into three categories:

o    required changes in Generally Accepted Accounting Principles ("GAAP"),
o discretionary methodology changes implemented to more accurately measure certain liabilities, and
o policy changes driven by our accounting and human resource standardization programs.

     Required Changes in GAAP- As more fully described in Note 4, we adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We capitalized approximately $2 million of internal software development costs and of third party software costs that we would have previously expensed. The software being developed has not yet been placed in service and, therefore, is not currently being amortized. As noted in our 1998 Form 10-K, we estimate for the full year 1999 we will capitalize approximately $12 million of internal software development and third party software costs previously expensed. The remaining impact of this change will be recognized over the balance of the year.

     In addition, we adopted Emerging Issues Task Force Issue No. 97-11 ("EITF 97-11"), "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" upon its issuance in March 1998, and in the first quarter of 1999, we also made a discretionary policy change limiting the types of costs eligible for capitalization to those cost types identified under SOP 98-1 for internally developed computer software. As noted in our 1998 Form 10-K, we estimate the full year impact on our 1999 results of operations for the application of EITF 97-11 and the policy change will result in approximately $4 million of additional expense. In the first quarter of 1999, this change unfavorably impacted results of operations by approximately $2 million. The estimated remaining impact, which is related only to the discretionary policy change, will be recognized over the balance of 1999.

     To conform to the Securities and Exchange Commission's April 23, 1998 letter interpretation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" our store closure accounting policy was changed in 1998. Prior to April 23, 1998, we recognized store closure costs and generally suspended depreciation and amortization when we decided to close a restaurant within the next twelve months. Effective for closure decisions made on or subsequent to April 23, 1998, we recognize store closure costs when we have closed the restaurant within the same quarter the closure decision is made. When we decide to close a restaurant beyond the quarter in which the closure decision is made, it is reviewed for impairment. The impairment evaluation is based on the estimated cash flows from continuing use until the expected date of disposal plus the expected terminal value.

This change in accounting resulted in additional depreciation and amortization in the first quarter of approximately $1 million. The estimated full year impact of this change is approximately $5 million.

     In November 1998, based on evolving interpretation of GAAP regarding the timing of recognition for certain accruals, we changed our relocation accrual accounting policy to recognize expenses as incurred. Prior to November 1998, we expensed relocation expenses upon employee acceptance of our relocation offer. This change had a favorable impact on our first quarter results of approximately $1 million. We currently estimate this change will have an insignificant impact over the balance of 1999.

     Discretionary Methodology Changes- As more fully described in Note 4, the methodology used by our independent actuary was refined and enhanced to provide a more reliable estimate of the self-insured portion of our current and prior year's ultimate loss projections related to workers' compensation, general liability and automobile liability insurance programs (collectively "casualty loss(es)"). This change in methodology resulted in a one-time increase to our first quarter 1999 operating results of over $8 million. In our 1998 Form 10-K, we estimated the impact of the change to be approximately $5 million.

     In addition, as more fully described in Note 4, we changed our method of determining the pension discount rate to better reflect the assumed investment strategies we would most likely use to invest any short-term cash surpluses. The pension discount methodology change resulted in a favorable impact of over $1 million to our first quarter results. In our 1998 Form 10-K, we estimated the change in methodology would favorably impact 1999 results of operations by approximately $6 million. The remaining impact of $5 million will be recognized over the balance of 1999.

     Accounting and Human Resource Standardization Programs- In the first quarter of 1999, we began the standardization of our U.S. personnel practices. As noted in our 1998 Form 10-K, most of these changes are not expected to have a significant impact on our operating results. Over a two-year implementation period, our vacation policy is being conformed to a fiscal-year based, earn-as-you-go, use-or-lose policy. We now estimate the 1999 reduction of our accrued vacation liabilities at approximately $7 million. We previously disclosed the reduction could have been as much as $20 million; however, due to the adoption in the current year of a new transitional policy relating to buyout provisions and extended carryover elections for certain employees, this estimate has been reduced to $7 million. At this time, the number of employees to be offered buyout or extension has been estimated; a final determination will be made during the fourth quarter. Ultimate determination may impact our current estimate. The increase in our first quarter operating results related to this change was approximately $1 million. The estimated remaining impact of $6 million will be recognized over the balance of 1999.

     At the beginning of 1999, we began the standardization of accounting practices in our U.S. operating companies. These changes did not have a significant impact in the quarter. We currently estimate that standardizing our accounting practices, which includes our vacation policy change, will favorably impact our 1999 operating results by approximately $4 million.

     The current quarter impact and full year estimate relating to these accounting changes are summarized below:

                             12 Weeks
                              Ended            Full Year
                             3/20/99           Estimate
                           -------------     --------------
GAAP                       $      -          $       3
Methodology                      10                 14
Standardization                   -                  4
                           -------------     --------------

Pre-tax                    $     10          $      21
                           =============     ==============

After-tax                  $      6          $      13(a)
                           =============     ==============

Per diluted share          $   0.04          $    0.08(a)
                           =============     ==============

     (a) On a proforma basis; the after-tax and per diluted share amounts were calculated assuming the same effective tax rate and diluted shares in use as of March 20, 1999.

     Additional Factors Disclosed in our 1998 Form 10-K Expected to Impact 1999 Comparison with 1998
     ---------------------------------------------------------------------------

     In the fourth quarter of 1998, we incurred severance and other exit costs related to strategic decisions to streamline the infrastructure of our international businesses. We disclosed in our 1998 Form 10-K that we expected to incur approximately $5 million of additional costs related to this initiative in 1999. We currently estimate we will incur approximately $8 million over the balance of 1999. Our estimate has been revised to include additional severance for certain employees. In the first quarter of 1999, we incurred an immaterial amount related to these planned actions.

     In the first quarter of 1999, we incurred approximately $2 million in costs associated with reducing our workforce in our internal purchasing function. This workforce reduction was a result of our membership in a newly formed systemwide U.S. purchasing cooperative. In our 1998 Form 10-K, our full year estimate of these costs was $3 million. We will incur the remaining $1 million through the remainder of 1999.

     As disclosed in our 1998 Form 10-K, certain cost recovery agreements with Ameriserve and PepsiCo were terminated in the latter part of 1998. As a result, our general, administrative and other expenses (G&A) increased $4 million in the first quarter of 1999. The remaining impact on the year-over-year change in G&A resulting from the termination of these contracts of $4 million will be reflected throughout the remainder of 1999.

     We are phasing in certain structural changes to our Executive Income Deferral Program ("EID") during 1999 and 2000. One such 1999 change requires all payouts under the plan to be made only in our Common Stock versus payouts in cash or Common Stock at our option. For 1999, this restriction applies only if the participant's original deferrals were invested in discounted stock units of our Common Stock. Previously, for accounting purposes, we were required to assume the payment was to be made in cash. As a result of this change, we no longer expense the appreciation, if any, attributable to the investments in these discounted stock units. We expensed approximately $1.6 million and $10 million in appreciation for the first quarter and the full year of 1998, respectively.

     Additional Factors Affecting 1999 Comparisons with 1998
     -------------------------------------------------------

     Based on a valuation by our independent actuary received in the first quarter of 1999, we recognized approximately $21 million of favorable adjustments to our self-insured casualty loss reserves. These adjustments resulted primarily from improved loss trends related to our 1998 casualty losses across all three of our U.S. operating companies. We believe the favorable adjustments are a direct result of our investment in safety and security programs to better manage risk at the store level. We are unable to reliably estimate the impact of our second 1999 actuarial valuation, which we expect to receive in the fourth quarter. On a year-to-date basis, the 1999 favorable casualty insurance adjustments we have recognized are about equal to the total favorable insurance-related adjustments of $23 million we recognized for all of 1998, which were recorded in the fourth quarter. This comparison will change based on our fourth quarter 1999 actuarial valuation. In 1997, we recognized favorable adjustments of approximately $18 million to our casualty loss expense, primarily in the second quarter. Both the 1998 and 1997 favorable adjustments included actuarial and other insurance-related components.

     In addition, as more fully described in Note 4, our actuary made certain revisions to its estimation methodology to more closely meet our target 75% confidence level in its estimate of our ultimate casualty losses.

     Our liabilities for casualty losses include the estimated unpaid losses of all three U.S. operating companies for self-insured programs for years from 1988 to the present. We engage an independent actuary for two primary purposes: 1) to provide us with estimates of losses for the current year, given our projections of expected sales, payroll and deliveries, based on each operating company's loss trends and 2) to value our entire portfolio of self-insured casualty losses for prior years to assess whether the impact of actual loss development requires changes to its previous estimates of losses. We use the actuary's current year valuation as a basis to allocate the current year's loss estimate to each accounting period. In addition, we use our actuary's current valuation to adjust our self-insured reserves for prior years to the appropriate levels.

     Prior to our Spin-off from PepsiCo, we had our actuary perform valuations two times a year. However, given the complexities of the Spin-off, we only had one 1998 valuation which we received and recognized in the fourth quarter of that year. Since we received another valuation from the actuary in the first quarter of 1999, we will prospectively adjust our 1999 loss estimates and we have recognized the $21 million in changes to prior year programs. As a result, we have a timing difference in our adjustments, from recognizing the entire 1998 favorable adjustment in the fourth quarter to recognizing another favorable adjustment in the first quarter of 1999. We expect that, beginning in 2000, valuations will be received and recognized in the second and fourth quarters of each year.

     As noted in our 1998 Form 10-K, casualty loss-related adjustments were among the drivers of the change in the components of restaurant margin both on a worldwide and U.S. basis. For the full year 1998 compared to 1997, the increase in favorable adjustments had a negligible impact on total restaurant margin growth. However, due to differences in quarterly timing, our actuarial adjustments favorably impacted our 1998 fourth quarter restaurant margin disclosed in our earnings release for that quarter attached to our February 25, 1999 Form 8-K. The quarter-over-quarter favorable impact to our 1998 fourth quarter margin was approximately 80 basis points.

     We will continue to periodically make adjustments based on our actuary's valuations. Due to the inherent volatility of our actuarially-determined casualty loss estimates, future adjustments are not reliably estimable and may vary in magnitude with each valuation. When these adjustments significantly impact our margin growth trends, they will be disclosed.

     Our first quarter operating results, compared to 1998, were favorably impacted by an increase in rebates from our suppliers of beverage products ("beverage rebates"). These beverage rebates were driven by new contracts, more favorable contract terms, increased volumes and retroactive beverage rebates of approximately $5 million relating to 1998.

     1997 Fourth Quarter Charge
     --------------------------

     In the fourth quarter of 1997, we recorded a $530 million unusual charge ($425 million after-tax). The charge included estimates for (1) costs of closing underperforming stores, primarily at Pizza Hut and internationally; (2) reduction to fair market value, less costs to sell, of the carrying amounts of certain restaurants we intended to refranchise; (3) impairment of certain restaurants intended to be used in the business; (4) impairment of certain joint venture investments to be retained; and (5) costs of related personnel reductions. Of the $530 million charge, approximately $401 million related to asset writedowns and approximately $129 million related to liabilities, primarily occupancy-related costs and, to a much lesser extent, severance. The liabilities were expected to be settled from cash flows provided by operations. Through March 20, 1999, the amounts utilized apply only to the actions covered by the charge. Largely as a result of decisions to retain certain stores originally expected to be disposed of, better-than-expected proceeds from refranchising and favorable lease settlements on certain closed store leases, we reversed $65 million of the charge in 1998. In 1999, we will continue to periodically reevaluate our prior estimates of the fair market value of our units to be refranchised or closed.

     Although we originally expected to refranchise or close all 1,392 units included in the original charge by year-end 1998, the disposal of 531 units was delayed. We expect to dispose of the remaining units during 1999. Below is a summary of the first quarter 1999 activity related to the remaining units from the 1997 fourth quarter charge:
                                                                   Total Units
                                        Units Expected to be       Included in
                                      Closed       Refranchised     the Charge
                                     ----------    ------------    ------------
Units at December 26, 1998              123             408             531
Units disposed of                       (47)            (89)           (136)
Units retained                          (11)              -             (11)
Change in method of disposal            (14)             14               -
Other                                     5               1               6
                                     ----------    ------------    ------------
Units at March 20, 1999                  56             334             390
                                     ==========    ============    ============

     Of the original $530 million charge, approximately $140 million represented impairment charges for certain restaurants intended to be used in the business and for certain joint venture investments to be retained, which were recorded as permanent reductions of the carrying value of those assets. Below is a summary of the first quarter 1999 activity related to our asset valuation allowances and liabilities recognized as a result of the 1997 fourth quarter charge:

                                            Asset
                                          Valuation
                                          Allowances    Liabilities      Total
                                         ------------  -------------  ----------
Remaining balance at December 26, 1998   $     97      $     44       $    141
Utilizations                                  (19)           (7)           (26)
(Income) expense impacts:
  Completed transactions                        -             -              -
  Decision changes(a)                          (1)            -             (1)
  Estimate changes                              -             -              -
Other                                           2            (1)             1
                                         ============  =============  ==========
Remaining balance at March 20, 1999      $     79      $     36       $    115
                                         ============  =============  ==========

     (a) Represents favorable adjustments to our store closure costs of approximately $1 million relating to decisions to retain certain stores originally expected to be closed.

     We believe that the remaining amounts are adequate to complete our current plan of disposal. However, actual results could differ from our estimates.

     In addition, we believe our worldwide business, upon completion of the actions covered by the charge, will be significantly more focused and better-positioned to deliver consistent growth in operating profit before facility actions. We estimate that the favorable impact on operating profit before facility actions related to the 1997 fourth quarter charge for the twelve weeks ended March 20, 1999 and March 21, 1998 was approximately $6 million ($4 million after-tax) and $13 million ($9 million after-tax), respectively. The benefits include $3 million ($2 million after-tax) and $8 million ($5 million after-tax) from the suspension of depreciation and amortization in the first quarter 1999 and 1998, respectively, for the stores included in the charge.

     Store Portfolio Perspectives
     ----------------------------

     For the last several years, we have been working to reduce our share of total system units by selling Company restaurants to existing and new franchisees where their expertise can be leveraged to improve our overall operating performance, while retaining Company ownership of key markets. This portfolio-balancing activity has reduced, and will continue to reduce, our reported revenues and increase the importance of system sales as a key performance measure. Refranchising frees up invested capital while continuing to generate franchise fees and reduce our G&A, thereby improving returns. We currently estimate we will be able to refranchise approximately 1,000 stores in 1999 and, our refranchising gains will be slightly greater than 50% of our prior year gain. However, if market conditions are favorable, we expect to sell more than the 1,000 units we have currently forecasted which would impact the amount of our net gain for 1999. We expect the impact of refranchising gains to decrease over time as we approach a Company/franchise ratio more consistent with our major competitors.

     The following table summarizes the refranchising activities for the first quarter 1999 and 1998.

                                                 12 Weeks Ended
                                         -------------------------------
                                           3/20/99           3/21/98
                                         -------------    --------------
Number of units refranchised                   224              192(a)
Refranchising proceeds, pre-tax          $     121        $     121
Refranchising net gain, pre-tax          $      37        $      29

     The following table summarizes store closure activities for the first quarter of 1999 and 1998:

                                                 12 Weeks Ended
                                         -------------------------------
                                           3/20/99           3/21/98
                                         -------------    --------------

Number of units closed                          87              241(a)
Store closure expense                    $       1        $       -

(a) Reporting errors at certain of our international operating companies resulted in overstatements in our prior year reported unit activity. These reporting errors had no effect on the beginning or ending unit count. The 1998 restated unit activity will be included in future filings where appropriate.

     Our overall Company ownership percentage (including joint ventured units) of our total system units decreased by 1 percentage point from year-end 1998 and by 7 percentage points from year-end 1997 to 31% at March 20, 1999. This reduction was a result of our portfolio initiatives and the relative number of new points of distribution added and units closed by our franchisees and licensees and by us.

Worldwide Results of Operations

                                       12 Weeks Ended
                               --------------------------------
                                 3/20/99             3/21/98            % B(W)
                               ------------        ------------       ----------
SYSTEM SALES                   $    4,806          $    4,557              5
                               ============        ============

REVENUES
Company sales                  $    1,662          $    1,790             (7)
Franchise and license fees            151                 132             14
                               ------------        ------------
  Total Revenues               $    1,813          $    1,922             (6)
                               ============        ============

COMPANY RESTAURANT MARGIN      $      259          $      201             29
                               ============        ============
    % of sales                     15.6%               11.2%           4.4 pts.
                               ============        ============

Ongoing operating profit       $      202          $      139             46
Facility actions net gain              34                  29             18
                               ------------        ------------
Operating profit                      236                 168             41

Interest expense, net                  52                  69             24
Income tax provision                   78                  45            (74)
                               ------------        ------------
Net Income                     $      106          $       54             96
                               ============        ============
Diluted earnings per share     $     .66           $     .35              88
                               ============        ============

Worldwide Restaurant Unit Activity

                                                        Joint
                                      Company         Ventured        Franchised        Licensed        Total
                                   ---------------   ------------   ---------------    -----------    -----------
 Balance at December 26, 1998            8,397          1,120            16,650            3,596         29,763
 New Builds & Acquisitions(a)               65              8               189              113            375
 Refranchising & Licensing                (221)            (3)              228               (4)             -
 Closures and Divestitures(a)              (82)            (5)              (89)            (117)          (293)
                                   ---------------   ------------   ---------------    -----------    -----------
 Balance at March 20, 1999               8,159(b)       1,120(b)         16,978            3,588         29,845
                                   ===============   ============   ===============    ===========    ===========

(a) Company new builds and acquisitions and franchise closures and divestitures include 9 International stores acquired by the Company from franchisees.

(b) Includes 81 Company and 4 Joint Ventured units approved for closure, but not yet closed at March 20, 1999 of which 56 were included in our 1997 fourth quarter charge.

--------------------------------------------------------------------------------

Worldwide System Sales and Revenues

     System sales increased $249 million or 5%. The increase was driven by new unit development, led by TRICON Restaurants International ("TRI") and U.S. Taco Bell franchisees and same store sales growth. The increase was partially offset by store closures, primarily at TRI and Pizza Hut.

     Revenues decreased $109 million or 6%. Company sales decreased $128 million or 7%. The decline in Company sales was primarily due to the portfolio effect. The decrease was partially offset by favorable effective net pricing, new unit development and volume increases led by Pizza Hut's new product, "The Big New Yorker" in the U.S. and Canada. Franchise and license fees increased $19 million or 14%. The increase was driven by units acquired from us, new unit development and same store sales growth, partially offset by store closures.

Worldwide Company Restaurant Margin

                                                     12 Weeks Ended
                                            ---------------------------------
                                               3/20/99            3/21/98
                                            ---------------    --------------

Company sales                                    100.0%             100.0%
Food and paper                                    31.7               32.3
Payroll and employee benefits                     27.9               30.1
Occupancy and other operating expenses            24.8               26.4
                                            ---------------    --------------
Company restaurant margin                         15.6%              11.2%
                                            ===============    ==============

     Our restaurant margin as a percentage of sales grew approximately 435 basis points in the quarter as compared to the first quarter of 1998. Portfolio effect contributed approximately 40 basis points and the adoption of the accounting changes, which were primarily driven by our actuarial methodology change, contributed approximately 35 basis points to our improvement. In addition, the suspension of depreciation and amortization relating to stores still operating during the quarter that were included in our 1997 fourth quarter charge contributed just over 25 basis points to both our 1999 and 1998 restaurant margins. Excluding the portfolio effect and accounting changes, our restaurant margin grew approximately 360 basis points. The increase included approximately 125 basis points related to favorable actuarial adjustments, primarily for 1998 casualty losses, arising from improved casualty loss trends across all three of our U.S. operating companies. The remaining improvement was largely due to effective net pricing in excess of cost increases, primarily commodity costs and labor, increased beverage rebates in the U.S. and higher volume. The increase in commodity costs, primarily due to higher cheese, produce, chicken and pizza dough costs, was partially offset by higher beverage rebates and declines in other commodity costs. Retroactive beverage rebates for 1998 contributed approximately 30 basis points to restaurant margin. Increased labor costs in the quarter were the result of higher incentive compensation at Pizza Hut and other wage increases. The higher volume was primarily due to Pizza Hut's new product, "The Big New Yorker."

Worldwide General, Administrative and Other Expenses

     G&A increased $14 million or 7% in the quarter and included the following:

                                         12 Weeks Ended
                                  -----------------------------
                                    3/20/99          3/21/98          % B(W)
                                  ------------     ------------    -------------

G&A                               $     213         $    199              (7)
Equity income from investments
  in unconsolidated affiliates           (6)              (6)              -
Foreign exchange net loss                 1                1               -
                                  ------------     ------------
                                  $     208         $    194              (7)
                                  ============     ============

     The increase in G&A primarily reflected higher spending at Pizza Hut and Taco Bell on biennial conferences to support our RGM is #1 initiative and higher Year 2000 and system standardization investment spending. These increases were partially offset by the favorable impacts of our portfolio effect.

     In addition, as previously discussed in our 1998 Form 10-K, G&A increased $4 million due to the absence of certain cost recovery agreements with Ameriserve and PepsiCo that were terminated in 1998 and $2 million related to costs associated with reducing our workforce in our internal purchasing function. This workforce reduction was a result of our membership in a newly formed systemwide U.S. purchasing cooperative. These two items were more than offset by favorable accounting changes of $4 million and reduced TRI spending of $4 million associated with our fourth quarter 1998 strategic decision to streamline our international businesses.

Worldwide Facility Actions Net Gain

                                           12 Weeks Ended
                                  ----------------------------------
                                    3/20/99              3/21/98
                                  -------------        -------------

Refranchising gains, net          $      37            $      29
Store closure costs                      (1)(a)                -
Impairment charge for stores to
  be closed in the future                (2)                   -
                                  -------------        -------------
Facility actions net gain         $      34            $      29
                                  =============        =============

     (a) Includes favorable adjustments to our 1997 fourth quarter charge of approximately $1 million relating to decisions to retain certain stores originally expected to be closed.

     Refranchising net gains, which included initial franchise fees of $7 million both in 1999 and 1998, arose from refranchising 224 and 192 units in 1999 and 1998, respectively.

Worldwide Operating Profits

                                            12 Weeks Ended
                                    ----------------------------
                                      3/20/99         3/21/98         % B(W)
                                    ------------    ------------     --------

U.S.                                $     184       $     126           46
International                              55              42           32
Foreign exchange net loss                  (1)             (1)           -
Unallocated and corporate expenses        (36)            (28)         (27)
                                    ------------    ------------
Ongoing operating profit                  202             139           46
Facility actions net gain                  34              29           18
                                    ------------    ------------
Reported operating profit           $     236       $     168           41
                                    ============    ============

     Ongoing operating profit increased $63 million or 46%. The increase was driven by our improvement in restaurant margin and higher franchise fees. These increases were partially offset by higher G&A spending. Ongoing operating profits in 1999 include benefits related to our 1997 fourth quarter charge of $6 million compared to benefits in the prior year of $13 million. Included in those benefits are suspended depreciation and amortization of $3 million and $8 million for the first quarter of 1999 and 1998, respectively. In addition, 1999 includes $4 million of benefits related to our 1998 fourth quarter strategic decision to streamline our international businesses. In addition, our operating profit was increased by approximately $10 million related to the accounting changes described earlier on page 18.

     Unallocated and corporate expenses increased $8 million or 27%. The increase was driven by higher Year 2000 and system standardization investment spending.

Worldwide Interest Expense, Net

                                           12 Weeks Ended
                                    ----------------------------
                                      3/20/99           3/21/98      % B/(W)
                                    ------------    ------------    ----------
     Interest expense               $      56        $     73           23
     Interest income                       (4)             (4)           -
                                    ------------    ------------
     Interest expense, net          $      52        $     69           24
                                    ============    ============

     Our net interest expense decreased approximately $17 million or 24%. The decrease was primarily due to a decline in our outstanding debt levels in 1999 as compared to 1998.

Worldwide Income Taxes
                                          12 Weeks Ended
                                    ----------------------------
                                      3/20/99         3/21/98
                                    ------------    ------------

  Income taxes                      $      78       $      45
  Effective tax rate                    42.3%           45.3%

     The decrease in our effective tax rate compared to 1998 is primarily due to the favorable shift in the mix of the components of our taxable income and a decrease in state income taxes.

Diluted Earnings Per Share

The components of diluted earnings per common share ("EPS") were as follows:

                                          12 Weeks Ended(a)
                                    ----------------------------
                                       3/20/99         3/21/98
                                    ------------    ------------
Operating earnings excluding
  accounting changes                $    .50        $    .25
Accounting changes                       .04(b)            -
Facility actions net gain                .12             .10
                                    ------------    ------------
Net income                          $    .66        $    .35
                                    ============    ============

(a) All computations based on diluted shares of 161 million and 154 million at March 20, 1999 and March 21, 1998, respectively.
(b) Includes the impact of required changes in GAAP, discretionary methodology changes and our accounting and human resources policy standardization programs previously discussed.

U.S. Results of Operations

                                           12 Weeks Ended
                                    ----------------------------
                                       3/20/99         3/21/98        % B(W)
                                    ------------    ------------    ----------
SYSTEM SALES                        $    3,220      $    3,057            5
                                    ============    ============
REVENUES
Company sales                       $    1,264      $    1,381           (9)
Franchise and license fees                 102              87           17
                                    ------------    ------------
Total Revenues                      $    1,366      $    1,468           (7)
                                    ============    ============
COMPANY RESTAURANT MARGIN           $      204      $      150           36
                                    ============    ============
% of sales                               16.1%           10.9%         5.2 pts.
                                    ============    ============
OPERATING PROFIT(1)                 $      184      $      126           46
                                    ============    ============

(1)  Excludes facility actions net gain
--------------------------------------------------------------------------------

U.S. Restaurant Unit Activity

                                          Company          Franchised       Licensed         Total
                                       ---------------    -------------    -----------    ------------
 Balance at December 26, 1998(a)             6,232            10,862           3,275           20,369
 New Builds & Acquisitions                      19                86             102              207
 Refranchising & Licensing                    (173)              171               2                -
 Closures and Divestitures                     (70)              (44)           (113)            (227)
                                       ---------------    -------------    -----------    ------------
 Balance at March 20, 1999                   6,008(b)         11,075           3,266           20,349
                                       ===============    =============    ===========    ============

(a) A total of 114 units have been reclassified from U.S. to International to reflect the transfer of management responsibility.
(b) Includes 75 Company units approved for closure, but not yet closed at March 20, 1999, of which 51 units were included in the 1997 fourth quarter charge.
--------------------------------------------------------------------------------

U.S. System Sales and Revenues

     System sales increased $163 million or 5%. The increase was driven by same store sales growth and new unit development, led by Taco Bell franchisees. The increase in same store sales was primarily due to favorable effective net pricing and volume increases led by Pizza Hut's new product, "The Big New Yorker." The increase was partially reduced by store closures primarily at Pizza Hut.

     Revenues decreased $102 million or 7%. Company sales decreased $117 million or 9%. The decline in Company sales was primarily due to the portfolio effect. The decrease was partially offset by favorable effective net pricing, volume increases led by "The Big New Yorker" and new unit development. Franchise and license fees increased $15 million or 17%. The increase was driven by units acquired from us, new unit development and same store sales growth, partially offset by store closures.

     We measure same store sales only for our U.S. Company units. Same store sales at Pizza Hut increased 14%. The improvement was primarily driven by increased volume resulting from the launch of "The Big New Yorker." Same store sales at KFC grew 4%. The increase was primarily due to favorable effective net pricing and volume growth aided by successful promotions of "Honey Bar-B-Que Wings", a combination of "Extra Crispy Chicken" and "Honey Bar-B-Que Wings" and "Popcorn Chicken." Same store sales at Taco Bell increased 4%. The improvement was largely due to favorable effective net pricing, which was partially offset by volume declines.

U.S. Company Restaurant Margin

                                                        12 Weeks Ended
                                             -----------------------------------
                                                 3/20/99              3/21/98
                                             ----------------     --------------

Company sales                                     100.0%               100.0%
Food and paper                                     30.5                 31.2
Payroll and employee benefits                      29.6                 31.9
Occupancy and other operating expenses             23.8                 26.0
                                             ----------------     --------------
Company restaurant margin                          16.1%                10.9%
                                             ================     ==============

     Our restaurant margin as a percentage of sales grew approximately 520 basis points in the quarter as compared to the first quarter of 1998. Portfolio effect contributed approximately 35 basis points and the adoption of the accounting changes, which were primarily driven by our actuarial methodology change, contributed approximately 50 basis points to our improvement. In addition, the suspension of depreciation and amortization relating to stores still operating during the quarter that were included in our 1997 fourth quarter charge contributed approximately 15 basis points to both our 1999 and 1998 restaurant margins. Excluding the portfolio effect and accounting changes, our restaurant margin grew approximately 435 basis points. The increase included approximately 165 basis points related to favorable actuarial adjustments, primarily for 1998 casualty losses, arising from improved casualty loss trends across all three of our U.S. operating companies. The remaining improvement was largely due to effective net pricing in excess of cost increases, primarily commodity costs and labor, increased beverage rebates and higher volume. The increase in commodity costs, primarily due to higher cheese, produce, chicken and pizza dough costs, was partially offset by higher beverage rebates and declines in other commodity costs. Retroactive beverage rebates for 1998 contributed approximately 40 basis points to restaurant margin. Increased labor costs in the quarter were the result of higher incentive compensation at Pizza Hut and other wage increases. The higher volume was primarily due to "The Big New Yorker."

     U.S. Operating profits, excluding facility actions net gain, grew $58 million or 46% in the quarter. The increase was driven by restaurant margin improvement and higher franchise and license fees, partially offset by higher G&A expenses. The increase in G&A was primarily due to higher spending at Pizza Hut and Taco Bell on biennial conferences to support our RGM is #1 initiative. Operating profits included benefits related to our 1997 fourth quarter charge of approximately $2 million compared to $7 million in the prior year of which $2 million in 1999 and $5 million in 1998 related to the suspension of depreciation and amortization for the stores included in the charge. In addition, our operating profit was increased by approximately $10 million related to the accounting changes described earlier on page 18.

International Results of Operations

                                     12 Weeks Ended
                              ------------------------------
                                 3/20/99          3/21/98          % B(W)
                              --------------    ------------    -------------
SYSTEM SALES                  $   1,586         $   1,500             6
                              ==============    ============
REVENUES
Company sales                 $     398         $     409            (3)
Franchise and license fees           49                45             9
                              --------------    ------------
   Total Revenues             $     447         $     454            (2)
                              ==============    ============
COMPANY RESTAURANT MARGIN     $      55         $      51             8
                              ==============    ============
% of sales                        13.8%             12.5%           1.3 pts.
                              ==============    ============
OPERATING PROFIT(1)           $      55         $      42            32
                              ==============    ============

(1)  Excludes facility action net gain
--------------------------------------------------------------------------------

International Restaurant Unit Activity

                                                         Joint
                                        Company        Ventured       Franchised        Licensed         Total
                                     --------------   ------------   --------------    ------------   ------------

 Balance at December 26, 1998(a)         2,165            1,120            5,788            321           9,394
 New Builds & Acquisitions(b)               46                8              103             11             168
 Refranchising & Licensing                 (48)              (3)              57             (6)              -
 Closures and Divestitures(b)              (12)              (5)             (45)            (4)            (66)
                                     --------------   ------------   --------------    ------------   ------------
 Balance at March 20, 1999               2,151(c)         1,120(c)         5,903            322           9,496
                                     ==============   ============   ==============    ============   ============

(a) A total of 114 units have been reclassified from U.S. to International to reflect the transfer of management responsibility.
(b) Company new builds and acquisitions and franchise closures and divestitures include 9 International stores acquired by the Company from franchisees.
(c) Includes 6 Company and 4 Joint Ventured units approved for closure, but not yet closed at March 20, 1999, of which 5 units were included in our 1997 fourth quarter charge.
--------------------------------------------------------------------------------

International System Sales and Revenues

     System sales increased $86 million or 6%. Excluding the impact of foreign currency translation, system sales increased $72 million or 5%. The improvement was driven by new unit development by franchisees and same store sales growth, partially offset by store closures.

     Revenues declined $7 million or 2%. Company sales decreased $11 million or 3%. The decline in Company sales was primarily due to the portfolio effect, partially offset by new unit development and favorable effective net pricing. Franchise and license fees rose $4 million or 9%. The increase was driven by new unit development, same store sales growth and units acquired from us, partially offset by store closures by franchisees and licensees. Foreign currency translation did not have a significant impact on the growth of international revenues.

International Company Restaurant Margin
                                                     12 Weeks Ended
                                            ---------------------------------
                                              3/20/99              3/21/98
                                            --------------     --------------
Company sales                                  100.0%               100.0%
Food and paper                                  35.8                 35.9
Payroll and employee benefits                   22.3                 24.0
Occupancy and other operating expenses          28.1                 27.6
                                            --------------     --------------
Company restaurant margin                       13.8%                12.5%
                                            ==============     ==============

     Our restaurant margin as a percentage of sales increased approximately 135 basis points in the quarter with portfolio effect contributing approximately 50 basis points. In addition, the suspension of depreciation and amortization relating to our 1997 fourth quarter charge contributed approximately 65 and 70 basis points to 1999 and 1998 restaurant margin, respectively. Excluding the portfolio effect and the benefits of the fourth quarter charge, our restaurant margin improved by approximately 80 basis points. The improvement was primarily due to favorable effective net pricing in excess of costs in China, Korea and Puerto Rico and strong sales growth in Puerto Rico and Korea. While sales growth was strong in Mexico, cost increases and the negative impact of foreign currency translation resulted in lower restaurant margins. Margin improvement was adversely impacted by volume declines in China and Singapore. The overall impact of foreign currency translation in the quarter was immaterial.

     International Operating profits, excluding facility actions net gain, grew $13 million or 32% in the quarter. The improvement was driven by a decline in G&A and increases in franchise fees and restaurant margin. Operating profits included approximately $4 million of benefits related to our fourth quarter 1998 strategic decision to streamline our international businesses. In addition, operating profits included benefits related to our 1997 fourth quarter charge of approximately $4 million compared to $6 million in the prior year. Our 1997 fourth quarter charge benefits included $1 million and $3 million related to depreciation suspension for 1999 and 1998, respectively. Foreign currency translation and accounting changes did not have a significant impact on the growth in international operating profit.

Consolidated Cash Flows

     Net cash provided by operating activities decreased $16 million to $24 million in the quarter. Excluding net changes in working capital, net income before facility actions and all other non-cash charges grew $47 million from $145 million to $192 million despite the over 1,500 unit decline in Company restaurants due to our portfolio activities, since the same quarter last year. This increase was more than offset by a decrease in our working capital deficit which is typical in the restaurant industry. The decline in our working capital deficit was the result of decreased accounts payable and increased accounts receivable, partially offset by increased income taxes payable. The decline in accounts payable is a result of seasonal timing as well as the decline in the number of our restaurants. As expected, the refranchising of our restaurants and the offsetting increase in franchised units has caused accounts receivable to rise. The increase in income taxes payable is based on the current quarter's tax provision versus the timing of payments.

     Cash provided by investing activities decreased $24 million to $42 million in the quarter. The decline was attributable to higher capital spending as well as the acquisition of restaurants, partially offset by lower proceeds from the sales of property, plant and equipment and a decrease in cash used for other investing activities. During the quarter, we acquired nine stores from a former international franchisee. The decline in cash used for other investing is primarily driven by currency translation adjustments. Although the number of stores refranchised in the current quarter increased over the same quarter last year, refranchising proceeds were flat due to the mix of units sold.

     Net cash used for financing activities decreased $55 million to $77 million in the quarter. The decline was primarily due to lower net payments on debt partially offset by increased short-term borrowings. The reduction in debt payments is primarily due to timing and cash availability. Cash from operations and refranchising proceeds has enabled us to pay down over $1.3 billion of debt since the Spin-off.

Financing Activities

     During the first quarter of 1999, we made net payments of approximately $80 million under our unsecured Revolving Credit Facility. As discussed in our 1998 Form 10-K, amounts outstanding under the Revolving Credit Facility are expected to fluctuate from time to time, but Term Loan Facility reductions cannot be reborrowed. These payments reduced amounts outstanding under our Revolving Credit Facility at March 20, 1999 to $1.74 billion from $1.82 billion at year end 1998. In addition, we had unused revolving credit agreement borrowings available aggregating $1.35 billion, net of outstanding letters of credit of $166 million. At March 20, 1999, we had $926 million outstanding under our Term Loan Facility which was unchanged from year-end 1998. The credit facilities are subject to various affirmative and negative covenants including financial covenants as well as limitations on additional indebtedness including guarantees of indebtedness, cash dividends, aggregate non-U.S. investments, among other things, as defined in the credit agreement.

     On March 24, 1999, we entered into an agreement to amend certain terms of our senior, unsecured Term Loan Facility and Unsecured Revolving Credit Facility ("Facilities"). This amendment gives us additional flexibility with respect to acquisitions and other investments, permitted investments and repurchase of Common Shares. In addition, we voluntarily reduced our maximum borrowings under the Revolving Credit Facility from $3.25 billion to $3.0 billion. As a result of this amendment, we capitalized debt costs of approximately $2.5 million. These costs will be amortized over the remaining life of the Facilities. Additionally, an insignificant amount of our previously deferred debt costs will be written off in the second quarter of 1999 as a result of this amendment.

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

     At the end of the first quarter of 1999, we were in compliance with the above noted covenants, and we will continue to closely monitor on an ongoing basis the various operating issues that could, in aggregate, affect our ability to comply with financial covenant requirements.

     We use various derivative instruments with the objective of reducing volatility in our borrowing costs. We have utilized interest rate swap agreements to effectively convert a portion of our variable rate (LIBOR) bank debt to fixed rate. We previously entered into treasury lock agreements to partially hedge the anticipated issuance of our senior Unsecured Notes which occurred in May 1998. We have also entered into interest rate arrangements to limit the range of effective interest rates on a portion of our variable rate bank debt. At March 20, 1999, our weighted average interest rate was 6.1%. Other derivative instruments may be considered from time to time as well to manage our debt portfolio and to hedge foreign currency exchange exposures.

     Though we anticipate that cash flows from both operating and refranchising activities will be lower than prior year levels, we believe they will be sufficient to support our expected increased capital spending and debt service requirements.

Consolidated Financial Condition

     Our operating working capital deficit, which excludes cash, short-term investments and short-term borrowings, is typical of restaurant operations where the majority of sales are for cash and food and supply inventories are relatively small. Our terms of payment to suppliers generally range from 10-30 days. Our operating working capital deficit declined 18% to $791 million at March 20, 1999 from $960 million at December 26, 1998. This decline primarily reflected a decrease in accounts payable and other current liabilities due to both seasonal fluctuations and fewer Company restaurants resulting from our portfolio initiatives, partially offset by increased income taxes payable.

Quantitative and Qualitative Disclosures About Market Risk

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

     At March 20, 1999, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $16 million in annual pre-tax earnings. The estimated reduction is based upon the unhedged portion of our variable rate debt and assumes no change in the volume or composition of debt at March 20, 1999. In addition, the fair value of our interest rate derivative contracts would increase approximately $19 million, and the fair value of our unsecured Notes would decrease approximately $33 million. Fair value was determined by discounting the projected interest rate swap cash flows.

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

     Company risks and uncertainties include, but are not limited to, the limited experience of our management group in operating the Company as an independent, publicly owned business; potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo; our substantial debt leverage and the attendant potential restriction on our ability to borrow in the future, as well as the substantial interest expense and principal repayment obligations; potential unfavorable variances between estimated and actual liabilities including accruals for wage and hour litigation and the liabilities related to the sale of the Non-core Businesses; our failure or the failure of critical business partners to achieve timely, effective Year 2000 remediation; our ability to complete our conversion plans or the ability of our key suppliers to be Euro-compliant; our potential inability to identify qualified franchisees to purchase the 390 Company units remaining from the fourth quarter 1997 charge as well as other units at prices we consider appropriate under our strategy to reduce the percentage of system units we operate; volatility of actuarially determined casualty loss estimates and adoption of new or changes in accounting policies and practices.

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

                     Independent Accountants' Review Report


The Board of Directors
TRICON Global Restaurants, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") as of March 20, 1999 and the related condensed consolidated statements of income and cash flows for the twelve weeks ended March 20, 1999 and March 21, 1998. These financial statements are the responsibility of TRICON's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TRICON as of December 26, 1998, and the related consolidated statements of operations, cash flows and shareholders' deficit for the year then ended not presented herein; and in our report dated February 10, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 26, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





KPMG LLP
Louisville, Kentucky
April 27, 1999

                   PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibit Index

               EXHIBITS
               --------

               Exhibit 10.6 Credit Agreement dated as of October 2, 1997 among Tricon, the lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Chase Manhattan Bank as Issuing Bank, which is incorporated herein by reference from Exhibit 10 to Tricon's Quarterly Report on Form 10-Q for the quarter ended September 6, 1997, as amended by Amendment No. 1 thereto (filed herewith).

               Exhibit 12      Computation of Ratio of Earnings to Fixed Charges

               Exhibit 15 Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants'
                               Acknowledgment)

               Exhibit 27      Financial Data Schedule


         (b)   Reports on Form 8-K

               We filed a Current Report on Form 8-K dated April 28, 1999 attaching our first quarter 1999 earnings release of April 28, 1999.

                                   SIGNATURES

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







                                   TRICON GLOBAL RESTAURANTS, INC.
                                   -------------------------------
                                           (Registrant)






Date:    May 3, 1999
                                   /s/      Robert L. Carleton
                                   -----------------------------
                                   Senior Vice President and Controller
                                   (Principal Accounting Officer)

                                                                    EXHIBIT 10.6


                                                                  EXECUTION COPY


                    AMENDMENT  dated  as  of  March  11,  1999,  to  the  Credit
               Agreement dated as of October 2, 1997 (the "Credit Agreement"), among TRICON GLOBAL RESTAURANTS, INC. (the "Borrower"), the Lenders party thereto, and THE CHASE MANHATTAN BANK, as Administrative Agent (the "Administrative Agent"). Capitalized terms used and not defined herein shall have the meanings assigned to such terms in the Credit Agreement.

     WHEREAS the Borrower has requested the Lenders to amend the Credit Agreement as set forth herein; and

     WHEREAS the undersigned Lenders are willing to approve such amendment, subject to the terms and conditions set forth herein;

     NOW, THEREFORE, in consideration of the mutual agreements contained in this Amendment and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, the parties hereto hereby agree as follows:

     SECTION 1.  Amendments.  (a) the definition of "Permitted  Investments"  in
Section 1.01 of the Credit Agreement is hereby amended, as of the Amendment Effective Date (as defined below), as follows:

          (i) paragraph (d) is deleted and replaced with the following: "(d) fully collateralized repurchase agreements (i) with a term ending on the next Business Day for direct obligations of, or obligations the principal of and interest on which are unconditionally guaranteed by, the United States of America (or by any agency thereof to the extent such obligations are backed by the full faith and credit of the United Sates of America) and entered into with a financial institution satisfying the criteria described in clause (c) above, or (ii) with a term of not more than 30 days for securities described in clause (a) above and entered into with a financial institution satisfying the criteria described in clause (c) above;";

          (ii) paragraph (e) is amended by deleting the word "and" after "(d);";


[NYCORP;777465.6:4443d:03/24/1999--3:35p]->

          (iii) paragraph (f) is relettered as paragraph (g); and

          (iv) a new paragraph (f) is inserted as follows:  "(f)  investments in
               (i) tax-exempt bonds issued by U.S. state or local government entities rated AA - or above by S&P and Aa3 or above by Moody's and maturing within one year from the date of acquisition thereof and (ii) mutual funds with assets of at least $5,000,000,000 and that invest 100% of their assets in securities described in clause (a) above or subclause (i) of this clause (f); and".

          (b) Section 1.01 of the Credit Agreement is hereby amended, as of the Amendment Effective Date, by inserting in the appropriate alphabetical order, "'System Unit' means any restaurant operated under the name Kentucky Fried Chicken, KFC, Pizza Hut or Taco Bell."

          (c) Section 2.02(c) of the Credit Agreement is hereby amended, as of the Amendment Effective Date, as follows:

          (i)  "$2,500,000" in the first sentence is replaced with "$1,000,000";

          (ii) "$15,000,000"   in  the   first   sentence   is   replaced   with
               "$10,000,000";

          (iii)"Each Swingline Loan shall be in an amount that is in an integral multiple of $1,000,000 and not less than $5,000,000" is replaced with "Each Swingline Loan shall be in an amount that is in an integral multiple of $1,000,000 and not less than $1,000,000"; and

          (iv) "a total of ten Eurodollar Revolving Borrowings and Eurodollar Term Borrowings outstanding" is replaced with "a total of fifteen Eurodollar Revolving Borrowings and Eurodollar Term Borrowings outstanding".

          (d) Section 2.11(d) of the Credit Agreement is hereby amended, as of the Amendment Effective Date, by replacing "$2,500,000" with "$1,000,000" and replacing "$15,000,000" with "$10,000,000".


[NYCORP;777465.6:4443d:03/24/1999--3:35p]->

          (e) Section 6.04 of the Credit Agreement is hereby amended, as of the Amendment Effective Date, as follows:

          (i) Clause (i) of Section 6.04 is amended by deleting the word "and" immediately after "business;";

          (ii) Clause (j) of Section 6.04 is relettered clause "(l)" and "$50,000,000" is replaced with "$150,000,000";

          (iii) a new clause (j) and (k) are inserted as follows:

               "(j) investments by the Borrower or any of its Subsidiaries to the extent the consideration for such investments consists solely of common stock of the Borrower;"

               "(k) purchases by the Borrower or any of its Subsidiaries of any restaurant from a franchisee or licensee operating under any license granted by the Borrower or any of its Subsidiaries or any interest in a joint venture of the Borrower or any of its Subsidiaries that engages in businesses that the Borrower and its Subsidiaries would be permitted to engage in, in each case for consideration consisting of cash or common stock of the Borrower; provided that after giving effect to such purchase, percentage ownership of System Units by the Borrower and its Subsidiaries does not exceed 37.5% of the total System Units; and"

          (f) Section 6.06 of the Credit Agreement is hereby amended, as of the Amendment Effective Date, by replacing the following language:

               "(e) the Borrower may declare and make Restricted Payments in any fiscal year that do not exceed 50% of Consolidated Net Income for such fiscal year; provided that the Borrower may, on a one time basis, declare and pay dividends in an aggregate amount not exceeding
          $50,000,000 in any one twelve month period following the Effective Date even if such dividends exceed 50% of Consolidated Net Income for the fiscal year during which such dividends are paid; provided further that in no event shall the aggregate amount of Restricted Payments made on and after the Effective Date pursuant to clause (e) above and



[NYCORP;777465.6:4443d:03/24/1999--3:35p]->
          the foregoing proviso exceed 50% of the cumulative Consolidated Net Income since the Effective Date."

               with:

               "(e) the Borrower may make Restricted Payments not otherwise permitted by the foregoing clauses of this Section in an aggregate amount not exceeding $200,000,000 plus 50% of cumulative Consolidated Net Income since the Effective Date."

          (g) Section 9.01(a) of the Credit Agreement is hereby amended, as of the Amendment Effective Date, by replacing "(502) 454-2410" with "(502) 874-2410".


     SECTION 2. Representations and Warranties. The Borrower represents and warrants to each of the Lenders, on and as of the date hereof, that:

          (a) The representations and warranties of each Loan Party set forth in each Loan Document, after giving effect to this Amendment, are true and correct on and as of the date hereof except to the extent that any such representations and warranties expressly relate to an earlier date in which case any such representations and warranties shall be true and correct at and as of such earlier date.

          (b) Before and after giving effect to this Amendment, no Default has occurred and is continuing.

     SECTION 3. Applicable Law. THIS AMENDMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK.

     SECTION 4. Conditions of Effectiveness. This Amendment shall become effective only when the Administrative Agent shall have received duly executed counterparts of this Amendment which, when taken together, bear the signatures of the Borrower and the Required Lenders (the date on which this Amendment so becomes effective being herein called the "Amendment Effective Date"). Unless and until this Amendment becomes effective, the Credit Agreement shall continue in full force and effect in accordance with the provisions thereof and the rights and obligations of the parties thereto shall not be affected hereby.


[NYCORP;777465.6:4443d:03/24/1999--3:35p]->

     SECTION 5. Amended Credit Agreement. Any reference in the Credit Agreement, or in any documents or instruments required thereunder or annexes or schedules thereto, referring to the Credit Agreement shall be deemed to refer to the Credit Agreement as amended by this Amendment. As used in the Credit Agreement, the terms "Agreement", "this Agreement", "herein", "hereinafter", "hereto", "hereof" and words of similar import shall, unless the context otherwise requires, mean the Credit Agreement as amended by this Amendment. Except as expressly modified by this Amendment, the terms and provisions of the Credit Agreement are hereby confirmed and ratified in all respects and shall remain in full force and effect.

     SECTION 6. Counterparts. This Amendment may be executed in two or more counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one contract. Delivery of an executed counterpart of a signature page by facsimile transmission shall be effective as delivery of a manually executed counterpart of this Amendment.

     SECTION 7. Expenses. The Borrower agrees to reimburse the Administrative Agent for its reasonable out-of-pocket expenses in connection with this Amendment, including the reasonable fees, charges and disbursements of Cravath, Swaine & Moore, counsel for the Administrative Agent.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective authorized officers as of the day and year first written above.


                         TRICON GLOBAL RESTAURANTS, INC.,


                               by

                                  /s/  Sandra S. Wijnberg
                                  ----------------------------------
                                  Name: Sandra S. Wijnberg
                                  Title: SVP & Treasurer

                         THE CHASE MANHATTAN BANK, individually
                         and as
                         Administrative Agent and
                         Swingline Lender,

                                  by

                                           /s/   Karen M. Sharf
                                           ----------------------------
                                           Name: Karen M. Sharf
                                           Title:  Vice President


                         CHASE MANHATTAN BANK DELAWARE,
                         as Issuing Agent,

                                  by

                                           /s/  Michael P. Handago
                                           ----------------------------
                                           Name: Michael P. Handago
                                           Title: Vice President


                         CITIBANK, N.A.,

                                  by

                                           /s/  Thomas F. Bruscino
                                           ----------------------------
                                           Name: Thomas F. Bruscino
                                           Title: Vice President


                         MORGAN GUARANTY TRUST COMPANY
                         OF NEW YORK,

                                  by
                                           /s/  Robert Bottamedi
                                           ----------------------------
                                           Name: Robert Bottamedi
                                           Title: Vice President


                         NATIONSBANK, N.A.,

                                  by

                                           /s/ Richard G. Parkhurst,Jr.
                                           ----------------------------
                                           Name: Richard G. Parkhurst,Jr.
                                           Title: Senior Vice President

                         DAI ICHI KANGYO BANK LTD,

                                  by

                                           /s/   Timothy White
                                           ----------------------------
                                           Name:  Timothy White
                                           Title:  Senior Vice President


                         FUJI BANK LIMITED,

                                  by

                                           /s/   Raymond Ventura
                                           ----------------------------
                                           Name: Raymond Ventura
                                           Title: Vice President & Manager


                         INDUSTRIAL BANK OF JAPAN, LTD.

                                  by

                                           /s/   William Kennedy
                                           ----------------------------
                                           Name: William Kennedy
                                           Title:  Vice President


                         THE LONG-TERM CREDIT BANK OF
                         JAPAN, LIMITED, NEW YORK
                         BRANCH,

                                  by

                                           /s/   Junichi Ebihara
                                           ----------------------------
                                           Name: Junichi Ebihara
                                           Title: Deputy General Manager


                         THE SANWA BANK LTD, NEW YORK
                         BRANCH,

                                  by

                                           /s/ Dominic J. Sorresso
                                           ----------------------------
                                           Name: Dominic J. Sorresso
                                           Title: Vice President

                         THE SUMITOMO BANK LTD.,

                                  by

                                           /s/  J. Bruce Meredith
                                           ----------------------------
                                           Name:  J. Bruce Meredith
                                           Title: Senior Vice President


                         MARINE MIDLAND BANK, N.A.,

                                  by

                                           /s/   Kim P. Leary
                                           ----------------------------
                                           Name: Kim P. Leary
                                           Title:  Vice President


                         CREDIT SUISSE FIRST BOSTON,

                                  by

                                           /s/   Robert N. Finney
                                           ----------------------------
                                           Name: Robert N. Finney
                                           Title:  Managing Director

                                  by

                                           /s/   David W. Kratovil
                                           ----------------------------
                                           Name: David W. Kratovil
                                           Title:  Director


                         GOLDMAN SACHS CREDIT PARTNERS
                         L.P.,

                                  by

                                           /s/   Edward Forst
                                           ----------------------------
                                           Name: Edward Forst
                                           Title:  Managing Director


                         PNC BANK, KENTUCKY, INC.,

                                  by

                                           /s/  Paula K. Fryland
                                           ----------------------------
                                           Name: Paula K. Fryland
                                           Title: Vice President

                         ROYAL BANK OF CANADA,

                                  by

                                           /s/   David A. Barsalou
                                           ----------------------------
                                           Name: David A. Barsalou
                                           Title:  Senior Manager


                         THE YASUDA TRUST AND BANKING
                         COMPANY, LTD.,

                                  by

                                           /s/   Junichiro Kawamura
                                           ----------------------------
                                           Name: Junichiro Kawamura
                                           Title:  Vice President


                         FLEET NATIONAL BANK,

                                  by

                                           /s/   Steve Kalin
                                           ----------------------------
                                           Name: Steve Kalin
                                           Title:  Vice President


                         BANCA DI ROMA,

                                  by

                                           /s/   S.F. Paley
                                           ----------------------------
                                           Name: S.F. Paley
                                           Title:  Vice President


                                  by

                                           /s/   Nicola Dell'Edera
                                           ----------------------------
                                           Name: Nicola Dell'Edera
                                           Title:  Assistant Treasurer

                         BANK OF AMERICA NATIONAL TRUST & SAVINGS
                         ASSOCIATION,

                                  by

                                           /s/  Richard G. Parkhurst, Jr.
                                           ----------------------------
                                           Name: Richard G. Parkhurst, Jr.
                                           Title:  Senior Vice President


                         THE BANK OF NOVA SCOTIA,

                                  by

                                           /s/   Todd S. Meller
                                           ----------------------------
                                           Name: Todd S. Meller
                                           Title: Senior Relationship Manager


                         BANQUE NATIONALE DE PARIS,

                                  by

                                           /s/ Arnaud Collin du Bocage
                                           ----------------------------
                                           Name: Mr. Arnaud Collin du Bocage
                                           Title: EVP & General Manager

                                  by

                                           /s/  Jo Ellen Bender
                                           ----------------------------
                                           Name: Jo Ellen Bender
                                           Title: Senior Vice President


                         CREDIT AGRICOLE INDOSUEZ,

                                  by

                                           /s/   Katherine L. Abbott
                                           ----------------------------
                                           Name: Katherine L. Abbott
                                           Title: First Vice President

                                  by

                                           /s/   David Bouhl
                                           ----------------------------
                                           Name: David Bouhl
                                           Title:  Head of Corporate Banking
                                                           Chicago



                       NBD BANK, N.A.,

                                  by

                                           /s/  Randall K. Stephens
                                           ----------------------------
                                           Name:  Randall K. Stephens
                                           Title: First Vice President

                         FIRST UNION NATIONAL BANK,

                                  by

                                           /s/  Irene Rosen Marks
                                           ----------------------------
                                           Name:  Irene Rosen Marks
                                           Title: Vice President


                         BAYERISCHE HYPOTHEKEN-UND
                         VEREINSBANK A.G.,NEW YORK BRANCH,

                                  by

                                           /s/  Alan C. Babcock
                                           ----------------------------
                                           Name:  Alan C. Babcock
                                           Title: Managing Director

                                  by

                                           /s/  Ivana Albanese-Rizzo
                                           ----------------------------
                                           Name:  Ivana Albanese-Rizzo
                                           Title: Director


                         THE MITSUBISHI TRUST AND BANKING CORPORATION,

                                  by

                                           /s/   Toshihiro Hayashi
                                           ----------------------------
                                           Name:   Toshihiro Hayashi
                                           Title:  Senior Vice President


                         NATIONAL CITY BANK OF KENTUCKY,

                                  by

                                           /s/   J. Page Walker
                                           ----------------------------
                                           Name:   J. Page Walker
                                           Title:  Vice President

                       NORDDEUTSCHE LANDESBANK GIROZENTRALE, NEW YORK
                         AND/OR CAYMAN ISLANDS BRANCH,

                                  by

                                           /s/   Stephen K. Hunter
                                           ----------------------------
                                           Name:   Stephen K. Hunter
                                           Title:  Senior Vice President

                                  by

                                           /s/   Josef Haas
                                           ----------------------------
                                           Name:   Josef Haas
                                           Title:  Vice President


                         SAKURA BANK LTD,

                                  by

                                           /s/    Yasuhiro Terada
                                           ----------------------------
                                           Name:  Yasuhiro Terada
                                           Title: Senior Vice President

                         STANDARD CHARTERED BANK,

                                  by

                                           /s/   Marianne Murray
                                           ----------------------------
                                           Name:   Marianne Murray
                                           Title:  Senior Vice President

                                  by

                                           /s/   Peter G.R. Dodds
                                           ----------------------------
                                           Name:   Peter G.R. Dodds
                                           Title: SVP Senior Credit  Officer


                         THE SUMITOMO TRUST & BANKING
                         CO., LTD., NEW YORK BRANCH,

                                  by

                                           ----------------------------
                                           Name:
                                           Title:

                        SUMMIT BANK,

                                  by

                                           /s/   Carter E. Evans
                                           ----------------------------
                                           Name:   Carter E. Evans
                                           Title:  Vice President


                         SUNTRUST BANKS INC.,

                                  by

                                           /s/   Charles J. Johnson
                                           ----------------------------
                                           Name: Charles J. Johnson
                                           Title:  Vice President

                                  by

                                           /s/   Sean McLaren
                                           ----------------------------
                                           Name:   Sean McLaren
                                           Title:  Banking Officer


                         THE TOKAI BANK, LIMITED,
                         NEW YORK BRANCH,

                                  by

                                           /s/   Shinichi Nakatani
                                           ----------------------------
                                           Name:   Shinichi Nakatani
                                           Title: Assistant General Manager


                         THE TOYO TRUST & BANKING CO.,
                         LTD.,

                                  by

                                           /s/   K. Yamauchi
                                           ----------------------------
                                           Name:   K. Yamauchi
                                           Title:  Vice President

                         WACHOVIA BANK,

                                  by

                                           /s/    John B. Tibe
                                           ----------------------------
                                           Name:    John B. Tibe
                                           Title:   Vice President

                         HIBERNIA NATIONAL BANK,

                                  by

                                           /s/   Kristie L. Peychaud
                                           ----------------------------
                                           Name: Kristie L. Peychaud
                                           Title:  Banking Officer


                         NATIONAL BANK OF KUWAIT SAK,

                                  by

                                           /s/   Muhannad Kamal
                                           ----------------------------
                                           Name:   Muhannad Kamal
                                           Title:  General Manager

                                  by

                                           /s/   Robert J. McNeill
                                           ----------------------------
                                           Name:   Robert J. McNeill
                                           Title:  Executive Manager


                         CHAN HWA COMMERICAL BANK, LTD.,
                         NEW YORK BRANCH,

                                  by

                                           ----------------------------
                                           Name:
                                           Title:



                         NORTHERN TRUST COMPANY,

                                  by

                                           /s/  Christina L. Jakuc
                                           ----------------------------
                                           Name:  Christina L. Jakuc
                                           Title: Second Vice President

                         CRESTAR BANK,

                                  by

                                           /s/   C. Gray Key
                                           ----------------------------
                                           Name:   C. Gray Key
                                           Title:  Vice President


                         FIFTH THIRD BANK,

                                  by

                                           /s/   Anthony M. Buehler
                                           ----------------------------
                                           Name:    Anthony M. Buehler
                                           Title:   AVP


                         BANK OF LOUISVILLE,

                                  by

                                           /s/   John Barr
                                           ----------------------------
                                           Name:    John Barr
                                           Title:   Senior Vice President



                         THE BANK OF NEW YORK,

                                  by
                                           /s/   Edward J. Dougherty
                                           ----------------------------
                                           Name:   Edward J. Dougherty
                                           Title:  Vice President

                         BANK OF SCOTLAND,

                                  by

                                           /s/   Annie Chin Tat
                                           ----------------------------
                                           Name:   Annie Chin Tat
                                           Title:  Senior Vice President

                         THE BANK OF TOKYO-MITSUBISHI
                         TRUST COMPANY,

                                  by

                                           /s/   Friedrich N. Wilms
                                           ----------------------------
                                           Name: Friedrich N. Wilms
                                           Title:  Vice President

                         BANKBOSTON, N.A.,

                                  by

                                           /s/   Todd Dahlstrom
                                           ----------------------------
                                           Name:   Todd Dahltsrom
                                           Title:  Director


                         BARCLAYS BANK PLC,

                                  by
                                           ----------------------------
                                           Name:
                                           Title:

                         CCHIAO TUNG BANK COMPANY,
                         LIMITED,

                                  by

                                           /s/   Kuang-Si Shiu
                                           ----------------------------
                                           Name:   Kuang-Si Shiu
                                           Title:  Senior Vice President
                                                       & General Manager

                         CITY NATIONAL BANK,

                                  by

                                           /s/   Patrick M. Cassidy
                                           ----------------------------
                                           Name:   Patrick M. Cassidy
                                           Title:  Vice President

                         COMMERZBANK AG, NEW YORK BRANCH,

                                  by

                                           /s/  Andrew R. Campbell
                                           ----------------------------
                                           Name:  Andrew R. Campbell
                                           Title: Assistant Vice President

                                  by

                                           /s/  G. Rod McWalters
                                           ----------------------------
                                           Name:  G. Rod McWalters
                                           Title: Vice President


                         COMPAGNIE FINANCIERE DE CIC ET
                         DE L'UNION EUROPEENNE,

                                  by

                                           /s/   Brian O'Leary
                                           ----------------------------
                                           Name:   Brian O'Leary
                                           Title:  Vice President

                                  by

                                           /s/   Marcus Edward
                                           ----------------------------
                                           Name:   Marcus Edward
                                           Title:  Vice President


                         CREDIT LYONNAIS,

                                  by

                                           /s/   Lee E. Greve
                                           ----------------------------
                                           Name:   Lee E. Greve
                                           Title:  First Vice President



                     ERSTE BANK,

                                  by

                                           /s/   Rima Terradista
                                           ----------------------------
                                           Name:   Rima Terradista
                                           Title:  Vice President

                                  by

                                           /s/   John S. Runnion
                                           ----------------------------
                                           Name:   John S. Runnion
                                           Title:  First Vice President


                         FIRST SECURITY BANK, N.A.,

                                  by

                                           /s/   Troy A. Akagi
                                           ----------------------------
                                           Name:   Troy A. Akagi
                                           Title:  Vice President

                       FIRSTRUST BANK,

                                  by

                                           /s/   Edward D'Ancona
                                           ----------------------------
                                           Name:   Edward D'Ancona
                                           Title:  Senior Vice President


                         GENERAL ELECTRIC CAPITAL
                         CORPORATION,

                                  by

                                           /s/   William E. Magee
                                           ----------------------------
                                           Name:   William E. Magee
                                           Title:  Duly Authorized
                                                       Signatory


                         GULF INTERNATIONAL BANK, B.S.C.,

                                  by

                                           /s/ Thomas E. Fitzherbert
                                           ----------------------------
                                           Name: Thomas E. Fitzherbert
                                           Title: Vice President

                                  by

                                           /s/  Issa N. Baconi
                                           ----------------------------
                                           Name:  Issa N. Baconi
                                           Title: Senior Vice President
                                                      & Branch Manager


                         ING BANK N.V.,

                                  by

                                           /s/   Peter Nabney
                                           ----------------------------
                                           Name:   Peter Nabney
                                           Title:  Country Manager

                                  by

                                           /s/   David Owens
                                           ----------------------------
                                           Name:   David Owens
                                           Title:  Manager


                         MERCANTILE BANK, NATIONAL ASSOCIATION,

                                  by

                                           /s/ Elizabeth W. Vahlkamp
                                           ----------------------------
                                           Name:  Elizabeth W. Valkamp
                                           Title: Vice President

                       MITSUI TRUST & BANKING CO., LTD.,

                                  by

                                           /s/   Margaret Holloway
                                           ----------------------------
                                           Name:   Margaret Holloway
                                           Title:  Vice President &  Manager



                         NATEXIS BANQUE BFCE,

                                  by

                                           /s/   Frank H. Madden
                                           ----------------------------
                                           Name:   Frank H. Madden
                                           Title:  Vice President

                                  by

                                           /s/   G. Kevin Dooley
                                           ----------------------------
                                           Name:   G. Kevin Dooley
                                           Title:  Vice President &
                                                       Group Manager


                         NATIONAL WESTMINSTER BANK, PLC,

                                  by

                                           /s/   Jeremy Hood
                                           ----------------------------
                                           Name:   Jeremy Hood
                                           Title:  Vice President


                         PARIBAS,

                                  by

                                           /s/   Ann B. McAllon
                                           ----------------------------
                                           Name:   Ann B. McAllon
                                           Title:  Vice President

                                  by

                                           /s/   Brian F. Hewitt
                                           ----------------------------
                                           Name:   Brian F. Hewitt
                                           Title:  Vice President



                         PINEHURST TRADING, INC.,

                                  by

                                           /s/   Kelly C. Walker
                                           ----------------------------
                                           Name:   Kelly C. Walker
                                           Title:  Vice President

                       REPUBLIC NATIONAL BANK OF NEW YORK,

                                  by

                                           /s/   Garry Weiss
                                           ----------------------------
                                           Name:   Garry Weiss
                                           Title:  First Vice President

                                  by

                                           /s/   Theodore R. Koerr
                                           ----------------------------
                                           Name:   Theodore R. Koerr
                                           Title:  First Vice President




                         SPS TRADES

                                  by


                                           ----------------------------
                                           Name:
                                           Title:



                         STB DELAWARE FUNDING TRUST I,

                                  by

                                           /s/   Donald C. Hargadon
                                           ----------------------------
                                           Name:   Donald C. Hargadon
                                           Title:  Assistant Vice President


                         SENIOR DEBT PORTFOLIO,
                         BY:      BOSTON MANAGEMENT AND
                                  RESEARCH AS INVESTMENT
                                  ADVISOR

                                  by

                                           ----------------------------
                                           Name:
                                           Title:



                         SOCIETE GENERALE,

                                  by

                                           /s/ Eric E.O. Siebert Jr.
                                           ----------------------------
                                           Name: Eric E.O. Siebert Jr.
                                           Title: Director

                       FIRST STAR BANK, N.A.,

                                  by

                                           ----------------------------
                                           Name:
                                           Title:


                         TRANSAMERICA OCCIDENTAL LIFE INSURANCE,

                                  by

                                           /s/   John M. Casparian
                                           ----------------------------
                                           Name:   John M. Casparian
                                           Title:  Investment Officer


                         UNION BANK OF CALIFORNIA, N.A.,

                                  by

                                           /s/  Hagop V. Jazmadarian
                                           ----------------------------
                                           Name:  Hagop V. Jazmadarian
                                           Title: Vice President


                         WESTDEUTSCHE LANDESBANK
                         GIROZENTRALE, NEW YORK BRANCH

                                  by

                                           /s/   Andreas Schroeter
                                           ----------------------------
                                           Name:   Andreas Schroeter
                                           Title:  Director




                                  by

                                           /s/ Walter T. Duffy III
                                           ----------------------------
                                           Name:  Walter T. Duffy III
                                          Title: Vice President

                                                                      EXHIBIT 12
                         TRICON Global Restaurants, Inc.
            Ratio of Earnings to Fixed Charges Years Ended 1998-1994
              and 12 Weeks Ended March 20, 1999 and March 21, 1998
                       (in millions except ratio amounts)

                                                                                                 53
                                                                52 Weeks                        Weeks             12 Weeks
                                               -------------------------------------------    ---------    -----------------------
                                                1998        1997       1996        1995         1994        3/20/99      3/21/98
                                               --------    --------   --------    --------    ---------    ----------   ----------

Earnings:
Income from continuing operations before
  income taxes and cumulative effect of
  accounting changes                               756         (35)        72        (103)          241          184           99

Unconsolidated affiliates' interests,
  net (a)                                            1          (1)        (6)       -               (1)          (2)          (1)

Interest expense (a)                               291         290        310         368           349           56           69

Interest portion of net rent expense (a)           105         118        116         109           108           21           24
                                               --------    --------   --------    --------    ---------    ----------   ----------
Earnings available for fixed charges             1,153         372        492         374           697          259          191
                                               ========    ========   ========    ========    =========    ==========   ==========

Fixed Charges:
Interest Expense (a)                               291         290        310         368           349           56           69

Interest portion of net rent  expense (a)          105         118        116         109           108           21           24
                                               --------    --------   --------    --------    ---------    ----------   ----------
Total Fixed Charges                                396         408        426         477           457           77           93
                                               ========    ========   ========    ========    =========    ==========   ==========
Ration of Earnings to Fixed
  Charges (b) (c) (d)                           2.91x        .91x      1.15x       .78x          1.53x        3.37x        2.06x

(a)  Included  in  earnings   for  the  years  1994  through  1997  are  certain
     allocations  related to overhead  costs and interest  expense from PepsiCo.
     For  purposes  of these  ratios,  earnings  are  calculated  by  adding  to
     (subtracting  from) income from continuing  operations  before income taxes and cumulative effect of accounting  changes the following:  fixed charges, excluding  capitalized  interest;  and losses and (undistributed  earnings)
     recognized  with respect to less than 50% owned equity  investments.  Fixed charges  consist of interest on  borrowings,  the  allocation  of PepsiCo's interest  expense for years  1994-1997  and that portion of rental  expense that approximates  interest.  For a description of the PepsiCo allocations, see the Notes to the Consolidated Financial Statements included in our 1998
     Form 10-K.

(b)  Included the impact of unusual,  disposal and other  charges of $15 million
     ($3 million after-tax) in 1998, $184 million ($165 million after tax) in 1997, $246 million ($189 million after tax) in 1996 and $457 million ($324 million after tax) in 1995. Excluding the impact of such charges, the ratio of earnings to fixed charges would have been 2.95x, 1.36x, 1.73x and 1.74x for the fiscal years ended 1998, 1997, 1996 and 1995, respectively.

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


                                                                      EXHIBIT 15

                           Accountants' Acknowledgment


The Board of Directors
TRICON Global Restaurants, Inc.:

We hereby acknowledge our awareness of the use of our report dated April 27, 1999 included within the Quarterly Report on Form 10-Q of TRICON Global Restaurants, Inc. for the twelve weeks ended March 20, 1999, and incorporated by reference in the following Registration Statements:

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




KPMG LLP

Louisville, Kentucky
May 3, 1999