Form 10-Q
period 1999-06-12
TRICON GLOBAL RESTAURANTS INC
filed 1999-07-26
CIK 1041061

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q

(Mark One)

[|X|]QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934 for the quarterly period ended June 12, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to _________________



                         Commission file number 1-13163

                         TRICON GLOBAL RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

North Carolina                                            13-3951308
--------------                                            -----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


           1441 Gardiner Lane, Louisville, Kentucky          40213
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


     The number of shares outstanding of the Registrant's Common Stock as of July 19, 1999 was 153,887,742 shares.


================================================================================

                         TRICON GLOBAL RESTAURANTS, INC.

                                      INDEX


                                                                    Page No.
                                                                   ------------
Part I.  Financial Information

         Condensed Consolidated Statement of Income -
           12 and 24 weeks ended June 12, 1999 and
           June 13, 1998                                                3

         Condensed Consolidated Statement of Cash Flows -
           24 weeks ended June 12, 1999 and June 13, 1998               4

         Condensed Consolidated Balance Sheet - June 12,
           1999 and December 26, 1998                                   5

         Notes to Condensed Consolidated Financial Statements           6

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations
                                                                       14

         Independent Accountants' Review Report                        37

Part II. Other Information and Signatures                              38

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions, except per share data - unaudited)

                                                     12 Weeks Ended         24 Weeks Ended
                                                  --------------------   --------------------
                                                   6/12/99    6/13/98     6/12/99    6/13/98
                                                  ---------  ---------   ---------  ---------
Revenues
Company sales                                     $  1,723   $  1,867    $  3,385   $  3,657
Franchise and license fees                             163        140         314        272
                                                  ---------  ---------   ---------  ---------
                                                     1,886      2,007       3,699      3,929
                                                  ---------  ---------   ---------  ---------
Costs and Expenses, net
Company restaurants
  Food and paper                                       534        591       1,062      1,170
  Payroll and employee benefits                        481        545         944      1,083
  Occupancy and other operating expenses               437        469         849        941
                                                  ---------  ---------   ---------  ---------
                                                     1,452      1,605       2,855      3,194
General, administrative and other expenses             214        213         422        407
Facility actions net gain                             (133)       (73)       (167)      (102)
Unusual charges                                          4          -           4          -
                                                  ---------  ---------   ---------  ---------
Total costs and expenses, net                        1,537      1,745       3,114      3,499
                                                  ---------  ---------   ---------  ---------

Operating Profit                                       349        262         585        430

Interest expense, net                                   51         67         103        136
                                                  ---------  ---------   ---------  ---------

Income Before Income Taxes                             298        195         482        294

Income Tax Provision                                   119         83         197        128
                                                  ---------  ---------   ---------  ---------

Net Income                                        $    179   $    112    $    285   $    166
                                                  =========  =========   =========  =========

Basic Earnings Per Common Share                   $   1.16   $   0.74    $   1.86   $   1.09
                                                  =========  =========   =========  =========

Diluted Earnings Per Common Share                 $   1.10   $   0.72    $   1.76   $   1.07
                                                  =========  =========   =========  =========




     See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions - unaudited)

                                                                       24 Weeks Ended
                                                                      -----------------
                                                                      6/12/99   6/13/98
                                                                      --------  -------
Cash Flows - Operating Activities
Net Income                                                            $   285   $  166
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                         183      201
    Facility actions net gain                                            (167)    (102)
    Non-cash unusual charges                                                1        -
    Deferred income taxes                                                 (18)     (15)
    Other non-cash charges and credits, net                                31       49
Changes in operating  working  capital,  excluding  effects
  of acquisitions  and dispositions:
    Accounts and notes receivable                                         (50)     (14)
    Inventories                                                             -        4
    Prepaid expenses and other current assets                             (22)     (21)
    Deferred income taxes                                                   -      (11)
    Accounts payable and other current liabilities                       (178)     (48)
    Income taxes payable                                                  122       67
                                                                      --------  -------
    Net change in operating working capital                              (128)     (23)
                                                                      --------  -------
Net Cash Provided by Operating Activities                                 187      276
                                                                      --------  -------
Cash Flows - Investing Activities
Capital spending                                                         (152)    (157)
Refranchising of restaurants                                              397      290
Acquisition of restaurants                                                 (6)       -
Sales of property, plant and equipment                                     18       22
Other, net                                                                (12)     (48)
                                                                      --------  -------
Net Cash Provided by Investing Activities                                 245      107
                                                                      --------  -------
Cash Flows - Financing Activities
Proceeds from Notes                                                         -      604
Revolving Credit Facility activity, by original maturity
  More than three months - proceeds                                         -      400
  More than three months - payments                                         -     (500)
  Three months or less, net                                              (314)    (312)
Proceeds from long-term debt                                                3        1
Payments of long-term debt                                                (84)    (599)
Short-term borrowings-three months or less, net                             1      (39)
Other, net                                                                  6       (1)
                                                                      --------  -------
Net Cash Used for Financing Activities                                   (388)    (446)
                                                                      --------  -------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                1       (3)
                                                                      --------  -------
Net Increase (Decrease) in Cash and Cash Equivalents                       45      (66)
Cash and Cash Equivalents - Beginning of period                           121      268
                                                                      --------  -------
Cash and Cash Equivalents - End of period                             $   166   $  202
                                                                      ========  =======

---------------------------------------------------------------------------------------
Supplemental Cash Flow Information
    Interest paid                                                     $   116   $  153
    Income taxes paid                                                      95       57



     See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions)

                                                                    6/12/99    12/26/98
                                                                  ----------  ----------
                                                                  (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                         $     166   $     121
Short-term investments, at cost                                         119          87
Accounts and notes receivable, less allowance: $21 in 1999
  and $17 in 1998                                                       214         155
Inventories                                                              68          68
Prepaid expenses and other current assets                                80          57
Deferred income taxes                                                   137         137
                                                                  ----------  ----------
        Total Current Assets                                            784         625

Property, Plant and Equipment, net                                    2,695       2,896
Intangible Assets, net                                                  599         651
Investments in Unconsolidated Affiliates                                157         159
Other Assets                                                            184         200
                                                                  ----------  ----------
         Total Assets                                             $   4,419   $   4,531
                                                                  ==========  ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and other current liabilities                    $   1,123   $   1,283
Income taxes payable                                                    217          94
Short-term borrowings                                                    88          96
                                                                  ----------  ----------
         Total Current Liabilities                                    1,428       1,473

Long-term Debt                                                        3,045       3,436
Other Liabilities and Deferred Credits                                  767         785
                                                                  ----------  ----------
         Total Liabilities                                            5,240       5,694
                                                                  ----------  ----------

Shareholders' Deficit
Preferred stock, no par value, 250 shares authorized;
  no shares issued                                                        -           -
Common stock, no par value, 750 shares authorized; 154
  and 153 shares issued and
  outstanding in 1999 and 1998, respectively                          1,356       1,305
Accumulated deficit                                                  (2,033)     (2,318)
Accumulated other comprehensive income                                 (144)       (150)
                                                                  ----------  ----------
         Total Shareholders' Deficit                                   (821)     (1,163)
                                                                  ----------  ----------
           Total Liabilities and Shareholders' Deficit            $   4,419   $   4,531
                                                                  ==========  ==========


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

     Our Financial Statements include TRICON Global Restaurants, Inc. and its wholly owned subsidiaries ("TRICON"). The Financial Statements include our worldwide operations of KFC, Pizza Hut and Taco Bell. References to TRICON throughout these notes to Financial Statements are made using the first person notations of "we" or "us."

     Our preparation of the Financial Statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the
     Financial Statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

     We have reclassified certain items in the accompanying unaudited Financial Statements for prior periods to be comparable with the classification adopted for the 12 and 24 weeks ended June 12, 1999. These reclassifications had no effect on previously reported net income.

     In our opinion, the accompanying unaudited Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with the 1998 Form 10-K, our financial position as of June 12, 1999, the results of our operations for the 12 and 24 weeks ended June 12, 1999 and June 13, 1998 and our cash flows for the 24 weeks ended June 12, 1999 and June 13, 1998. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

2.   Earnings Per Common Share ("EPS")

                                                                     12 Weeks Ended       24 Weeks Ended
                                                                   ------------------   ------------------
                                                                    6/12/99   6/13/98   6/12/99   6/13/98
                                                                   --------  --------   --------  --------
     Net income                                                    $   179   $   112    $   285   $   166
                                                                   ========  ========   ========  ========
     Basic EPS:
     ----------
     Weighted-average common shares outstanding                        154       152        153       152
                                                                   ========  ========   ========  ========
     Basic EPS                                                     $  1.16   $  0.74    $  1.86   $  1.09
                                                                   ========  ========   ========  ========
     Diluted EPS:
     ------------
     Weighted-average common shares outstanding                        154       152        153       152
     Shares assumed issued on exercise of dilutive share
       equivalents                                                      26        19         27        19
     Shares assumed purchased with proceeds of dilutive
       share equivalents                                               (17)      (16)       (18)      (16)
                                                                   --------  --------   --------  --------
     Shares applicable to diluted earnings                             163       155        162       155
                                                                   ========  ========   ========  ========
     Diluted EPS                                                   $  1.10   $  0.72    $  1.76   $  1.07
                                                                   ========  ========   ========  ========

     Unexercised employee stock options to purchase 379,000 and 190,000 shares of our Common Stock for the 12 and 24 weeks ended June 12, 1999, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the 12 and 24 weeks ended June 12, 1999.

     Unexercised employee stock options to purchase 1.9 million and 2.1 million shares of our Common Stock for the 12 and 24 weeks ended June 13, 1998, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the 12 and 24 weeks ended June 13, 1998.

3.   Items Affecting Comparability of Net Income

     The following table summarizes Company sales and restaurant margin for stores held for disposal at June 12, 1999 or disposed of in 1999 and 1998:

                                                           12 Weeks Ended     24 Weeks Ended
                                                          ----------------   ----------------
                                                          6/12/99  6/13/98   6/12/99  6/13/98
                                                          -------  -------   -------  -------
        Stores held for disposal at June 12, 1999 or
          disposed of in 1999:
          Sales                                           $   112  $   169   $   264  $   327
          Restaurant Margin                                    10       21        25       35

        Stores disposed of in 1998:
          Sales                                           $     -  $   193   $     -  $   430
          Restaurant Margin                                     -       20         -       37

     We expect that the loss of restaurant level profits from the disposal of these stores will be mitigated by the increased royalty fees for stores refranchised, lower general and administrative expenses and reduced interest costs due to the reduction of debt from the after-tax cash proceeds from our refranchising activities. The combined restaurant margin reported above includes the benefit from the suspension of depreciation and amortization of approximately $4 million ($3 million in the U.S. and $1 million in International) and $10 million ($6 million in the U.S. and $4 million in International) for the 12 weeks ended June 12, 1999 and June 13, 1998, respectively, and $8 million ($5 million in the U.S. and $3 million in International) and $20 million ($13 million in the U.S. and $7 million in International) for the 24 weeks ended June 12, 1999 and June 13, 1998, respectively.

4.   Changes In Accounting Principles and New Accounting Pronouncement

     a. Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

     Effective December 27, 1998, we adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, external direct costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized. Previously, we expensed all these costs as incurred. For the 12 and 24 weeks ended June 12, 1999, we capitalized approximately $3 million and $5 million, respectively, of internally developed software costs and third party software purchases incurred in 1999 associated with all active projects, including those that were in process at December 27, 1998. We amortize capitalized software costs on a straight-line basis over useful lives of 3 to 7 years dependent on facts and circumstances. The majority of the software being developed is not yet ready for use and, therefore, is not currently being amortized.

     b.   Self-Insurance Actuarial Methodology

     In 1999, the methodology used by our independent actuary was refined and enhanced to provide a more reliable estimate of the self-insured portion of our current and prior years' ultimate loss projections related to workers' compensation, general liability and automobile liability insurance programs (collectively "casualty losses"). Our prior practice was to apply a fixed factor to increase our independent actuary's ultimate loss projections which was at the 51% confidence level for each year to approximate our targeted 75% confidence level. Confidence level means the likelihood that our actual casualty losses will be equal to or below those estimates. Based on our independent actuary's opinion, our prior practice produced a very conservative confidence factor at a level higher than our target of 75%. Our actuary now provides an actuarial estimate at our targeted 75% confidence level for each self-insured year. This change in methodology resulted in a one-time increase to our first quarter 1999 operating profit of $8 million.

     c.   Change in Pension Discount Rate Methodology

     In 1999, we changed our method of determining the pension discount rate to better reflect the assumed investment strategies we would most likely use to invest any short-term cash surpluses. Accounting for pensions requires us to develop an assumed interest rate on securities with which the pension liabilities could be effectively settled. In estimating this discount rate, we look at rates of return on high-quality corporate fixed income securities currently available and expected to be available during the period to the maturity of the pension benefits. As it is impractical to find an investment portfolio which exactly matches the estimated payment stream of the pension benefits, we often have projected short-term cash surpluses. Previously, we assumed that all short-term cash surpluses would be invested in U.S. government securities. Our new methodology assumes that our investment strategies would be equally divided between U.S. government securities and high-quality corporate fixed income securities. The change in methodology favorably increased our second quarter and year-to-date 1999 operating profit by approximately $1.5 million and $3 million, respectively.

     d.   Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related change in fair value on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     In June 1999, the FASB amended SFAS 133 to extend the required adoption date from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. The amendment was in response to issues identified by FASB constituents regarding implementation difficulties. A company may implement the Statement as of the beginning of any fiscal quarter after issuance, (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. When adopted, SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the company's election, before January 1, 1999).

     We have not yet quantified the effects of adopting SFAS 133 on our financial statements or determined the timing or method of our adoption of SFAS 133. However, the adoption of the Statement could increase volatility in our earnings and other comprehensive income.

5.   Long-term Debt

     During the 24 weeks ended June 12, 1999, we have made net payments of approximately $380 million under our unsecured Term Loan Facility and our unsecured Revolving Credit Facility (the "Facilities"). As discussed in our 1998 Form 10-K, amounts outstanding under the Revolving Credit Facility are expected to fluctuate from time to time, but reductions to our unsecured Term Loan Facility cannot be reborrowed. These payments reduced amounts outstanding under our Revolving Credit Facility at June 12, 1999 to $1.50 billion from $1.81 billion at year-end 1998. We reduced amounts outstanding under our Term Loan Facility at June 12, 1999 to $859 million from $926 million at year-end 1998. In addition, we had unused Revolving Credit Facility borrowings available aggregating $1.36 billion, net of outstanding letters of credit of $138 million. At June 12, 1999, the weighted average interest rate on our variable rate debt was 6.0%, which included the effects of the associated interest rate swaps and collars.

     Interest expense on the short-term borrowings and long-term debt was $53 million and $71 million for the 12 weeks ended June 12, 1999 and June 13, 1998, respectively, and $109 million and $144 million for the 24 weeks ended June 12, 1999 and June 13, 1998, respectively.

     On March 24, 1999, we entered into an agreement to amend certain terms of the Facilities. This amendment gives us additional flexibility with respect to acquisitions and other investments, permitted investments and the repurchase of Common Stock. In addition, we voluntarily reduced our maximum borrowings under the Revolving Credit Facility from $3.25 billion to $3.00 billion. As a result of this amendment, we capitalized debt costs of approximately $2.5 million. These costs are being amortized over the remaining life of the Facilities. Additionally, an insignificant amount of our previously deferred debt costs were written off in the second quarter of 1999 as a result of this amendment.

6.   Comprehensive Income

     Our quarterly total comprehensive income was as follows:

                                                 12 Weeks Ended          24 Weeks Ended
                                              ---------------------   --------------------
                                               6/12/99     6/13/98     6/12/99    6/13/98
                                              ---------   ---------   ---------  ---------
         Net income                           $    179    $    112    $    285   $    166
         Currency translation adjustment             1           3           6        (34)
                                              ---------   ---------   ---------  ---------
         Total comprehensive income           $    180    $    115    $    291   $    132
                                              =========   =========   =========  =========

7.   Reportable Business Segments

                                                               Revenues
                                              --------------------------------------------
                                                 12 Weeks Ended          24 Weeks Ended
                                              ---------------------   --------------------
                                               6/12/99     6/13/98     6/12/99    6/13/98
                                              ---------   ---------   ---------  ---------
         U.S.                                 $  1,395    $  1,530    $  2,761   $  2,998
         International                             491         477         938        931
                                              ---------   ---------   ---------  ---------
                                              $  1,886    $  2,007    $  3,699   $  3,929
                                              =========   =========   =========  =========

                                                Operating Profit; Interest Expense, Net;
                                                     and Income Before Income Taxes
                                              --------------------------------------------
                                                 12 Weeks Ended          24 Weeks Ended
                                              ---------------------   --------------------
                                               6/12/99     6/13/98     6/12/99    6/13/98
                                              ---------   ---------   --------- ----------
         U.S.                                 $    207    $    190    $    391   $    316
         International                              57          35         112         77
         Foreign exchange net loss                  (2)          -          (3)         -
         Unallocated and corporate expenses        (42)        (36)        (78)       (65)
         Facility actions net gain                 133          73         167        102
         Unusual charges                            (4)          -          (4)         -
                                              ---------   ---------   ---------  ---------
         Total Operating Profit                    349         262         585        430
         Interest expense, net                     (51)        (67)       (103)      (136)
                                              ---------   ---------   ---------  ---------
         Income Before Income Taxes           $    298    $    195    $    482   $    294
                                              =========   =========   =========  =========

                                               Identifiable Assets
                                              ---------------------
                                               6/12/99    12/26/98
                                              ---------   ---------
         U.S.                                 $  2,723    $  2,942
         International                           1,479       1,447
         Corporate                                 217         142
                                              ---------   ---------
                                              $  4,419    $  4,531
                                              =========   =========

                                              Long-Lived Assets(a)
                                              ---------------------
                                               6/12/99    12/26/98
                                              ---------   ---------
         U.S.                                 $  2,386    $  2,616
         International                           1,027       1,054
         Corporate                                  38          36
                                              ---------   ---------
                                              $  3,451    $  3,706
                                              =========   =========

     (a) Represents Property, Plant and Equipment, net, Intangible Assets, net and Investments in Unconsolidated Affiliates.

8.   Commitments And Contingencies

     Relationship with Former Parent After Spin-off

     As disclosed in our 1998 Form 10-K, in connection with the October 6, 1997 spin-off from PepsiCo, Inc. ("PepsiCo") (the "Spin-off"), separation and other related agreements (collectively, "the Separation Agreement") were entered into which contain certain indemnities to the parties and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the Spin-off. The Separation Agreement provided for, among other things, our assumption of all liabilities relating to the restaurant businesses, inclusive of our non-core businesses, and our indemnification of PepsiCo with respect to these liabilities. The non-core businesses were disposed of in 1997 and consisted of California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo's Sandwich Shops, East Side Mario's and Hot `n Now (collectively the "Non-core Businesses"). Subsequent to Spin-off, claims have been made by certain Non-core Business franchisees and a purchaser of one of the businesses. Certain of these claims have been settled and we are disputing the validity of the remaining claims. We believe that any settlement of these claims at amounts in excess of previously recorded liabilities is not likely to have a material adverse effect on our results of operations, financial condition or cash flows.

     In addition, we must pay a fee to PepsiCo for all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. This obligation ends at the time the instruments are released, terminated or replaced by a qualified letter of credit covering the full amount of contingencies under the letters of credit, guarantees and contingent liabilities. Our fee payments to PepsiCo during the second quarter of 1999 were immaterial. We have also indemnified PepsiCo for any costs or losses it incurs with respect to these letters of credit, guarantees and contingent liabilities. We have not been required to make any payments under these indemnities.

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

     We have agreed to certain restrictions on future actions to help ensure that the Spin-off maintains its tax-free status. Restrictions include, among other things, limitations on the liquidation, merger or consolidation with another company, certain issuances and redemptions of our Common Stock, the granting of stock options and our sale, refranchising, distribution or other disposition of assets. If we fail to abide by these restrictions or to obtain waivers from PepsiCo and, as a result, the Spin-off fails to qualify as a tax-free reorganization, we will be obligated to indemnify PepsiCo for any resulting tax liability, which could be substantial. No payments under these indemnities have been required through the second quarter of 1999. Additionally, under the terms of the tax separation agreement, PepsiCo is entitled to the federal income tax benefits related to the exercise after the Spin-off of vested PepsiCo options held by our employees.

     Other Commitments and Contingencies
     -----------------------------------

     We were directly or indirectly contingently liable in the amounts of $347 million and $327 million at June 12, 1999 and December 26, 1998, respectively, for certain lease assignments and guarantees. In connection with these contingent liabilities, after the Spin-off we were required to maintain cash collateral balances at certain institutions of approximately $30 million, which are included in Other Assets in the accompanying Condensed Consolidated Balance Sheet. At June 12, 1999, $269 million represented contingent liabilities to lessors as a result of our assigning our interest in and obligations under real estate leases as a condition to the refranchising of Company restaurants. The $269 million represented the present value of the minimum payments of the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $405 million. The balance of the contingent liabilities primarily reflected our guarantees to support financial arrangements of certain unconsolidated affiliates and restaurant franchisees.

     During 1999, and for a significant portion of the three years ended December 26, 1998, we have been effectively self-insured for most of our casualty losses, subject to per occurrence and aggregate annual liability limitations. We determine our liabilities for casualty claims reported and for casualty claims incurred but not reported based on information provided by our independent actuaries. Prior to the Spin-off, we participated with PepsiCo in a guaranteed cost program for certain casualty loss coverages in 1997. Currently, we are self-insured up to a $5 million aggregate retention for property losses in excess of applicable per occurrence deductibles.

     In July 1998, we entered into severance agreements with certain key executives which are triggered by a termination, under certain conditions, of the executive following a change in control of the Company, as defined in the agreements. Once triggered, the affected executives would receive twice the amount of their annual base salary and their annual incentive in a lump sum, outplacement services and a tax gross-up for any excise taxes. The agreements expire December 31, 2000. Since the timing of any payments under these agreements cannot be anticipated, the amounts are not estimable. However, these payments, if required, could be substantial. In connection with the execution of these agreements, the Compensation Committee of our Board of Directors has authorized amendment of the deferred and incentive compensation plans and, following a change in control, an establishment of rabbi trusts which will be used to provide payouts under these deferred compensation plans.

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

     On October 2, 1996, a class action lawsuit against Taco Bell Corp., entitled Mynaf, et al. v. Taco Bell Corp. ("Mynaf"), was filed in the Superior Court of the State of California of the County of Santa Clara. The lawsuit was filed by two former restaurant general managers and two former assistant restaurant general managers purporting to represent all current and former Taco Bell restaurant general managers and assistant restaurant general managers in California. The lawsuit alleges violations of California wage and hour laws involving unpaid overtime wages. The complaint also includes an unfair business practices claim. The four named plaintiffs claim individual damages ranging from $10,000 to $100,000 each. On September 17, 1998, the court certified a class of approximately 3,000 current and former assistant restaurant general managers and restaurant general managers. Taco Bell petitioned the appellate court to review the trial court's certification order. The petition was denied on December 31, 1998. Taco Bell then filed a petition for review with the California Supreme Court, and the petition was subsequently denied. The parties are scheduled for a case management conference on September 7, 1999, at which time a trial date will likely be set.

     Plaintiffs in the Aguardo and Mynaf lawsuits seek damages, penalties and costs of litigation, including attorneys' fees, and also seek declaratory and injunctive relief. We intend to vigorously defend these lawsuits. However, the outcome of these lawsuits cannot be predicted at this time. We believe that the ultimate liability, if any, arising from these claims or contingencies is not likely to have a material adverse effect on our annual results of operations, financial condition or cash flows. It is, however, reasonably possible that if an unfavorable ruling were to occur in any specific period it could be material to our year-over-year growth in earnings in the quarter and year recorded.

     On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. ("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 16,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has currently paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. The lawsuit is in the early discovery phase. A trial date of November 2, 1999 has been set.

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

     We have provided for the estimated costs of the Bravo and Ryder litigations, based on a projection of eligible claims (including claims filed to date, where applicable), the cost of each eligible claim and the estimated legal fees incurred by plaintiffs. Although the outcome of this litigation cannot be determined at this time, we believe the ultimate cost of the Bravo and Ryder cases in excess of the amounts already provided will not be material to our annual results of operations, financial condition or cash flows.

Management's Discussion and Analysis
of Financial Condition and Results of Operations


Introduction

     TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON," the "Company," "we" or "us") became an independent, publicly owned company on October 6, 1997 (the "Spin-off Date") via a tax free distribution of our Common Stock (the "Distribution" or "Spin-off") to the shareholders of our former parent, PepsiCo, Inc. ("PepsiCo"). TRICON is comprised of the worldwide operations of KFC, Pizza Hut and Taco Bell. The Spin-off marked our beginning as a company focused solely on the restaurant business and our three well-recognized concepts, which together have more retail units worldwide than any other single quick service restaurant ("QSR") company. The following Management's Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements which begin on page 3, the Cautionary Statements on page 36 and our 1998 Form 10-K for the year ended
December 26, 1998 ("1998 Form 10-K"). All Note references herein refer to the accompanying notes to the Condensed Consolidated Financial Statements.

     In our discussion volume is the estimated dollar effect of the year-over-year change in customer transaction counts from existing and new products. Effective net pricing includes the estimated increases/decreases in price and the effect of changes in product mix. Portfolio effect represents the estimated impact on revenue, restaurant margin or operating profit related to our refranchising initiative and closure of stores. System sales represents our combined sales of Company, joint ventured, franchised and licensed units. Where actual sales data is not reported, our franchised and licensed unit sales are estimated. Ongoing operating profit represents our operating profit excluding facility actions net gain, unusual charges and the impact of accounting changes. NM in any table indicates that the percentage is not considered meaningful. B(W) in any table means % better (worse). Tabular amounts are displayed in millions except per share and unit count amounts, or as specifically identified. In addition, throughout our discussion, we use the terms restaurants, units and stores interchangeably.

     The following factors impacted comparability of operating performance in the quarter and year-to-date ended June 12, 1999 and could impact the remainder of 1999. Certain of these factors were previously discussed in our 1998 Form 10-K.

     Euro Conversion
     ---------------

     On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union ("EMU") adopted the Euro as a common legal currency and fixed conversion rates were established. From that date through June 30, 2002, participating countries will maintain both legacy currencies and the Euro as legal tender. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued and a transition period of up to six months will begin during which legacy currencies will be removed from circulation.

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

     The speed of ultimate consumer acceptance of and our competitors' responses to the Euro are currently unknown and may impact our existing plans. However, we know that, from a competitive perspective, we will be required to assess the impacts of product price transparency, potentially revise product bundling strategies and create Euro-friendly price points prior to 2002. We do not believe that these activities will have sustained adverse impacts on our businesses. Although the Euro does offer certain benefits to our treasury and procurement activities, these are not currently anticipated to be significant.

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

     The phases of our plan - awareness, assessment, remediation, testing and implementation - are currently expected to cost approximately $68 to $71 million from 1997 through completion in 2000. As discussed in our first quarter 1999 Form 10-Q, this estimate is higher than our estimate of $62 to $65 million disclosed in our 1998 Form 10-K. Our estimate was increased by the cost of additional resources needed in the remediation and testing phases and higher than estimated personnel costs, including retention incentives for critical personnel. Our plan contemplates our own IT/ET as well as assessment and contingency planning relative to Year 2000 business risks inherent in our material third party relationships. The total cost represents less than 20% of our total estimated information technology related expenses over the plan period. We have incurred approximately $53 million from inception of planned actions through June 12, 1999 of which approximately $18 million has been incurred during 1999 ($10 million in the second quarter). We expect to incur approximately $31 million in 1999 with some additional problem resolution spending in 2000. We expect to fund all costs related to our Year 2000 plan through cash flows from operations.

     IT/ET State of Readiness - We have completed our inventory process of hardware (including desktops), software (third party and internally developed) and embedded technology applications (collectively "IT/ET applications" as defined below). However, as we progress through the phases of our plan, we will continue to refine and improve our process to track the status and classification of our new and existing IT/ET applications. As a result of these refinements, we have modified the amounts presented in the application tables presented below. In addition, we have implemented monitoring procedures designed to insure that new IT/ET investments are Year 2000 compliant.

     Based on this inventory, we identified the critical IT/ET applications and are in the process of determining the Year 2000 compliance status of these applications through third party vendor inquiry or internal processes. We have substantially completed the conversion (which includes replacement and remediation) and unit testing of the majority of critical U.S. systems. As disclosed in our 1998 Form 10-K, we extended our original timeline to late summer for approximately ten critical applications. However, we have now completed remediation and unit testing on six of these applications. We still expect to be able to convert, consolidate or replace three of the remaining applications by late summer, with completion of the fourth and final application in the fall. This timetable reflects certain delays attributable to identified incremental complexities of the remediation processes as well as slippage in the execution of our remediation plan. Further delays on these efforts or additional slippage could be detrimental to our overall state of readiness. We have made considerable progress on our international IT/ET conversion efforts of critical applications during the first half of 1999. Our current plans call for timely conversion of critical international systems primarily to compliant versions of unmodified third party applications which are predominant in our international business. We will continue  to  closely  monitor  international  progress.  We expect to  continue integration testing on remediated, replaced and consolidated U.S. and international systems throughout 1999.

     The following table identifies by category and status the major identified IT/ET applications at June 12, 1999:

                                                   Remediated/      Not
     Category                          Compliant   In-Process    Compliant
     ------------------------------    ---------   -----------   ---------

     Third Party Developed Software        715         441           593

     Internally Developed Software         382         560           152

     Desktop                             1,279       1,015           955

     Hardware                            1,034         642           267

     ET                                  1,892         819           211

     Other                                  98          90            27
                                       ---------   -----------   ---------
                                         5,400       3,567         2,205
                                       =========   ===========   =========

     Note: We have defined the term applications (as used in this Year 2000 discussion) to describe separately identifiable groups of programs, hardware or ET which can be both logically segregated by business purpose and separately unit tested as to performance of a single business function. We will continue to either replace or retire "Not Compliant" applications before January 1, 2000. "Compliant" applications include only those applications that are Year 2000 compliant and currently in production. Applications have been prioritized and are being remediated based on expected impact of non-remediation. Of the remaining 560 "Remediated/In-Process" applications in the Internally Developed Software category, which by definition require internal remediation, less than half have been identified as critical. As we have anticipated, approximately 80% of these remaining critical applications are smaller international applications used within individual countries. The remediation of these applications is on track and is being addressed by multiple teams in those countries which should result in the completion of a substantial number of these applications during the third quarter. Overall, total applications considered "Compliant" increased approximately 12% in the quarter to 48%.

     Material Third Party Relationships - We are dependent in part on the abilities of many third parties, particularly our suppliers and franchisees, to be Year 2000 compliant. We have taken what we believe are prudent actions described below to address third party risk, however, we are not able to require compliance actions by these parties. While we believe our actions should mitigate the third party Year 2000 risks, we are unable to eliminate the risks or to estimate the ultimate impact, if any, on our operating results for 2000.

     We believe that our critical third party relationships can be subdivided generally into suppliers, banks, franchisees and other service providers (primarily data exchange partners). We completed an inventory of U.S. and international restaurant suppliers and have mailed letters requesting information regarding their Year 2000 status. We have collected the responses from the suppliers and have assessed their Year 2000 risks. Of approximately 550 suppliers considered critical, approximately 13% are high risk based on their responses and approximately 7% have not yet responded to inquiries to date. In partnership with a newly formed systemwide U.S. purchasing cooperative ("Unified Co-op"), which was described in our 1998 Form 10-K, we are planning to conduct site visits of select critical suppliers during the next few months to further assess their Year 2000 readiness. With the assistance of the Unified Co-op, we are developing contingency plans for those U.S. suppliers that are not deemed Year 2000 compliant. These contingency plans, which we expect to be completed by late summer 1999, include sourcing by the Unified Co-op from alternate compliant suppliers where possible. By late summer 1999, we also expect to develop contingency plans for the international suppliers that we believe have substantial Year 2000 operational risks.

     In the first part of 1999, we completed the identification of our U.S. depository banks and the international banks responsible for processing restaurant deposits and disbursements ("Depository Banks"). We have sent letters or obtained other information regarding Year 2000 compliance information from our primary lending and cash management banks ("Relationship Banks") and our Depository Banks. We have obtained compliance information from substantially all of our Relationship Banks and critical Depository Banks. We are in the process of following up with the banks that have not responded to the request. In addition, we intend to develop contingency plans during the latter part of the year for all critical banks we believe have substantial Year 2000 operational risks.

     We have almost 1,200 U.S. and approximately 950 international franchisees. We have sent information to all U.S. and international franchisees regarding the business risks associated with Year 2000. In addition, we provided sample IT/ET project plans and a report of the compliance status of Company restaurants to the U.S. franchisees. At the end of the first quarter of 1999, we mailed letters to all U.S. franchisees requesting information regarding their Year 2000 status. During the second quarter, we obtained compliance information, including an inventory of their point-of-sale hardware and software, from approximately 75% of our U.S. franchisees. As a result of this survey, we are holding regional workshops and meetings during the third quarter to provide interested franchisees with additional information regarding general and specific Year 2000 readiness programs. In addition, we are contacting the major identified point-of-sale vendors to assist the franchise community in determining Year 2000 compliance of their in-store applications. Outside the U.S., our regional franchise offices are soliciting compliance information using surveys either by written request or by direct contact with all franchisees. During the second quarter, we have obtained compliance information from approximately 40% of our international franchisees. In the third quarter, we will conduct workshops or on-site meetings based on surveys received to provide interested international franchisees with additional information regarding general and specific Year 2000 readiness programs.

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

     The following table indicates by type of third party risk the status of the readiness process:

                                            Information    Information Not Yet
                                              Received           Received
                                            -----------    -------------------

     Suppliers                                   505                 38
     Relationship Banks                           68                  8
     Depository Banks                            608                208
     Data Exchange Service Providers              93                 47
                                            -----------    -------------------
                                               1,274                301
                                            ===========    ===================

     Note: During the first quarter, we increased the number of Data Exchange Service Providers to include additional service providers that were identified as critical. The letters for these providers were mailed at the beginning of the second quarter.

     The forward-looking nature and lack of historical precedent for Year 2000 issues present a difficult disclosure challenge. Only one thing is certain about the impact of Year 2000 - it is difficult to predict with certainty what truly will happen after December 31, 1999. We have based our Year 2000 costs and timetables on our best current estimates, which we derived using numerous assumptions of future events including the continued availability of certain resources and other factors. However, we cannot guarantee that these estimates will be achieved and actual results could differ materially from our plans. Given our best efforts and execution of remediation, replacement and testing, it is still possible that there will be disruptions and unexpected business problems during the early months of 2000. We anticipate making diligent, reasonable efforts to assess Year 2000 readiness of our critical business partners and will ultimately develop contingency plans for business critical systems prior to the end of 1999. However, we are heavily dependent on the continued normal operations of not only our key suppliers of chicken, cheese, beef, tortillas and other raw materials and our major food and supplies distributor, but also on other entities such as lending, depository and disbursement banks and third party administrators of our benefit plans. Despite our diligent preparation, unanticipated third party failures, general public infrastructure failures, or our failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial condition or cash flows in 1999 and beyond. Inability of our larger franchisees to remit franchise fees on a timely basis or lack of publicly available hard currency or credit card processing capability supporting our retail sales stream could also have material adverse impact on our results of operations, financial condition or cash flows.

Other Factors Affecting Comparability

     Accounting Changes
     ------------------

     In our 1998 Form 10-K, we discussed several accounting and human resource policy changes (collectively, the "accounting changes") that would impact our 1999 operating profit. These changes, which we believe are material in the aggregate, fall into three categories:

o    required changes in Generally Accepted Accounting Principles ("GAAP"),
o discretionary methodology changes implemented to more accurately measure certain liabilities and
o policy changes driven by our human resource and accounting standardization programs.

     Required Changes in GAAP- As more fully described in Note 4, we adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." For the quarter and year-to-date, we capitalized approximately $3 million and $5 million, respectively, of internal software development costs and of third party software costs that we would have previously expensed. The majority of the software being developed is not yet ready for use and, therefore, is not currently being amortized. We previously estimated for the full year 1999 we would capitalize approximately $12 million of internal software development and third party software costs previously expensed. We have revised our estimate for the full year to $15 million to reflect additional software costs related to new projects not included in our original estimate. The remaining impact of this change will be recognized over the balance of the year.

     In addition, we adopted Emerging Issues Task Force Issue No. 97-11 ("EITF 97-11"), "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," upon its issuance in March 1998. In the first quarter of 1999, we also made a discretionary policy change limiting the types of costs eligible for capitalization to those direct cost types described as capitalizable under SOP 98-1. As noted in our 1998 Form 10-K, we estimate the full year impact on our 1999 operating profit for the application of EITF 97-11 and the policy change will result in approximately $4 million of additional expense. For the second quarter and year-to-date, this change unfavorably impacted operating profit by approximately $1 million and $3 million, respectively. The estimated remaining impact, which is related only to the discretionary policy change, will be recognized over the balance of 1999.

     To conform to the Securities and Exchange Commission's April 23, 1998 letter interpretation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," our store closure accounting policy was changed in 1998. Prior to April 23, 1998, we recognized store closure costs and generally suspended depreciation and amortization when we decided to close a restaurant within the next twelve months. Effective for closure decisions made on or subsequent to April 23, 1998, we recognize store closure costs when we have closed the restaurant within the same quarter the closure decision is made. When we decide to close a restaurant beyond the quarter in which the closure decision is made, it is reviewed for impairment. The impairment evaluation is based on the estimated cash flows from continuing use until the expected date of disposal plus the expected terminal value. This change in accounting resulted in additional depreciation and amortization in the second quarter and year-to-date of approximately $2 million and $3 million, respectively. The estimated full year impact of this change to operating profit excluding facility actions net gain is approximately $6 million.

     The changes to our policy and practice regarding the timing of recognition of our relocation expense had a favorable impact on our second quarter and year-to-date operating profit of approximately $1 million and $2 million, respectively. We currently estimate this change will have an insignificant impact on a full year basis.

     Discretionary Methodology Changes- As more fully described in Note 4, the methodology used by our independent actuary was refined and enhanced to provide a more reliable estimate of the self-insured portion of our current and prior years' ultimate loss projections related to workers' compensation, general liability and automobile liability insurance programs (collectively "casualty loss(es)"). Our first quarter operating profit included a one-time favorable increase of over $8 million relating to this change in methodology. In our 1998 Form 10-K, we estimated the impact of the change to be approximately $5 million.

     In addition, as more fully described in Note 4, we changed our method of determining the pension discount rate to better reflect the assumed investment strategies we would most likely use to invest any short-term cash surpluses. The pension discount methodology change resulted in a favorable impact of approximately $1.5 million and $3 million to quarter and year-to-date operating profit, respectively. Consistent with our 1998 Form 10-K estimate, the change in methodology will favorably impact 1999 operating profit by approximately $6 million. The remaining impact of $3 million will be recognized over the balance of 1999.

     Human Resource and Accounting Standardization Programs - In the first quarter of 1999, we began the standardization of our U.S. personnel practices. As noted in our 1998 Form 10-K, most of these changes are not expected to have a significant impact on our operating profit. Over a two-year implementation period, our vacation policy is being conformed to a fiscal-year based, earn-as-you-go, use-or-lose policy. We now estimate the 1999 reduction of our accrued vacation liabilities to be approximately $7 million. We previously disclosed the reduction could have been as much as $20 million; however, due to the adoption in the current year of a new transitional policy relating to buyout provisions and extended carryover elections for certain employees, this estimate has been reduced to $7 million. At this time, the number of employees to be offered buyout or extension has been estimated; a final determination will be made later this year. The increase in our second quarter and year-to-date operating profit related to this change was approximately $3 million and $4 million, respectively. The estimated remaining impact of approximately $3 million will be recognized over the balance of 1999.

     At the beginning of 1999, we began the standardization of accounting practices in our U.S. operating companies. The increase in operating profit related to these changes for the quarter was approximately $1 million and on a year-to-date basis was immaterial. We currently estimate that standardizing our accounting practices, which includes our vacation policy change, will favorably impact our 1999 operating profit by approximately $5 million.

     The estimated impact of these accounting changes are summarized below:

                        12 Weeks      24 Weeks
                         Ended         Ended       Full Year
                        6/12/99       6/12/99      Estimate
                        --------     ---------    ----------
GAAP                    $     1      $     1      $     6
Methodology                   1           11           14
Standardization               4            4            5
                        --------     ---------    ----------
Pre-tax                 $     6           16      $    25
                        ========     =========    ==========
After-tax               $     4           10      $    16(a)
                        ========     =========    ==========
Per diluted share       $  0.02      $  0.06      $  0.10(a)
                        ========     =========    ==========

     (a) On a pro forma basis; the after-tax and per diluted share amounts were calculated assuming the same effective tax rate and diluted shares in use as of June 12, 1999.

     Additional Factors Disclosed in our 1998 Form 10-K Expected to Impact 1999 Comparisons with 1998
     ---------------------------------------------------------------------------

     In the fourth quarter of 1998, we incurred severance and other exit costs related to strategic decisions to streamline the infrastructure of our international businesses. We disclosed in our 1998 Form 10-K that we expected to incur approximately $5 million of additional costs related to this initiative in 1999. We currently estimate we will incur approximately $8 million throughout 1999. Our estimate has been revised to include additional severance. For the second quarter and year-to-date, we incurred $2 million related to these planned actions.

     As disclosed in our 1998 Form 10-K, certain cost recovery agreements with Ameriserve and PepsiCo were terminated in the latter part of 1998. As a result, our general, administrative and other expenses increased $1 million and $5 million in the quarter and year-to-date, respectively. The remaining impact on the year-over-year change in general, administrative and other expenses resulting from the termination of these contracts of approximately $3 million will be reflected throughout the remainder of 1999.

     We are phasing in certain structural changes to our Executive Income Deferral Program ("EID") during 1999 and 2000. One such 1999 change requires all payouts under the plan to be made only in our Common Stock versus payouts in cash or Common Stock at our option. For 1999, this restriction applies only if the participant's original deferrals were invested in discounted stock units of our Common Stock. Previously, for accounting purposes, we were required to assume the payment was to be made in cash. As a result of this change, we no longer expense the appreciation, if any, attributable to the investments in these discounted stock units. We expensed approximately $2 million and $10 million in appreciation for the 24 weeks ended June 13, 1998 and the full year 1998, respectively. The amount expensed in the second quarter of 1998 was immaterial.

     Additional Factors Affecting 1999 Comparisons with 1998
     -------------------------------------------------------

     During 1999, and for a significant portion of the three years ended December 26, 1998, we have been effectively self-insured for most of our casualty losses, subject to per occurrence and aggregate annual liability limitations. We determine our liabilities for casualty claims reported and for casualty claims incurred but not reported based on information provided by our independent actuaries. Prior to the Spin-off, we participated with PepsiCo in a guaranteed cost program for certain casualty loss coverages in 1997. Currently, we are self-insured up to a $5 million aggregate retention for property losses in excess of applicable per occurrence deductibles.

     Prior to our Spin-off from PepsiCo, we had our actuary perform valuations two times a year. However, given the complexities of the Spin-off, we had only one 1998 valuation, based on information through June 30, 1998, which we received and recognized in the fourth quarter of that year. In the first quarter of 1999, we received a valuation from the actuary based on information through December 31, 1998. As a result, we have a timing difference in our actuarial adjustments, from recognizing the entire 1998 adjustment in the fourth quarter of 1998 to recognizing another adjustment in the first quarter of 1999. We expect that, beginning in 2000, valuations will be received and required adjustments will be made in the second and fourth quarters of each year.

      Based on our independent actuary's valuation received in the first quarter of 1999, we recognized approximately $21 million in the first quarter of favorable adjustments to our self-insured casualty loss reserves. These adjustments resulted primarily from improved loss trends related to our 1998 casualty losses across all three of our U.S. operating companies. We believe the favorable adjustments are a direct result of our investment in safety and security programs to better manage risk at the store level. We are unable to reliably estimate the impact of our second 1999 actuarial valuation, which we expect to receive in the fourth quarter. We recognized $23 million of favorable casualty-related adjustments in 1998, all of which were recorded in the fourth quarter. In 1997, we recognized favorable adjustments of approximately $18 million to our casualty loss expense, primarily in the second quarter. The 1998 and 1997 favorable adjustments included both actuarial and insurance-related components. We are prospectively reducing our 1999 casualty loss estimates to the actuary's last estimate, which reflected our improved loss trends.

     We will continue to make adjustments both based on our actuary's periodic valuations as well as whenever there are significant changes in the expected costs of settling large claims not contemplated by the actuary. Due to the inherent volatility of our actuarially-determined casualty loss estimates, future adjustments are not reliably estimable and may vary in magnitude with each valuation. If these adjustments significantly impact our margin growth trends, they will be disclosed.

     During the third quarter, we expect to make changes to our U.S. and portions of our International property and casualty loss programs which we believe will reduce our annual property and casualty costs. Under the new program, we will bundle our risks for casualty losses, property losses and most other insurable risks into one risk pool with a single large retention limit. In aggregate, the annual risk we are retaining will still be approximately equal to the sum of the estimated annual self-insured retention amounts under the per occurrence limits of our existing insurance agreements. Based on our history of property and casualty losses, the new program should result in lower annual costs in most years due to lower premium costs. However, since all of these risks have been pooled and there are no per occurrence limits for individual claims, it is possible that we may experience increased volatility in property and casualty losses on a quarter to quarter basis. This would occur if an individual large loss is incurred either early in a program year or when the latest actuarial projection of losses for a program year is significantly below our aggregate loss retention. A large loss is defined as a loss in excess of $2 million which is our current per occurrence casualty loss limit.

     Our quarter and year-to-date operating profit, compared to 1998, were favorably impacted by an increase in rebates from our suppliers of beverage products ("beverage rebates"). These increased beverage rebates reflect new contracts, more favorable contract terms, higher volumes and retroactive beverage rebates recognized and recorded in 1999 of approximately $1 million and $6 million in the quarter and year-to-date, respectively, relating to 1998.

     1997 Fourth Quarter Charge
     --------------------------

     In the fourth quarter of 1997, we recorded a $530 million unusual charge ($425 million after-tax). The charge included estimates for (1) costs of closing stores, primarily at Pizza Hut and internationally; (2) reduction to fair market value, less costs to sell, of the carrying amounts of certain restaurants we intended to refranchise; (3) impairment of certain restaurants intended to be used in the business; (4) impairment of certain joint venture investments to be retained; and (5) costs of related personnel reductions. Of the $530 million charge, approximately $401 million related to asset writedowns and approximately $129 million related to liabilities, primarily occupancy-related costs and, to a much lesser extent, severance. The liabilities were expected to be settled from cash flows provided by operations. Through June 12, 1999, the amounts utilized apply only to the actions covered by the charge. As indicated in our first quarter 1999 Form 10-Q, we will continue to re-evaluate our prior estimates of fair market value of units to be refranchised or closed throughout 1999. Based on decisions to retain stores originally expected to be disposed of and better-than-expected proceeds from refranchisings, we reversed $3 million ($2 million after-tax) and $4 million ($3 million after-tax) in the second quarter and year-to-date, respectively, of the charge. These reversals increased our facility actions net gain for both the quarter and year-to-date. Largely as a result of decisions to retain certain stores originally expected to be disposed of, better-than-expected proceeds from refranchising and favorable lease settlements on certain closed store leases, we have reversed $69 million of the charge during 1998 and through the second quarter of 1999.

     Although we originally expected to refranchise or close all 1,392 units included in the original charge by year-end 1998, the disposal of 531 units was delayed. We expect to dispose of the remaining units during 1999. Below is a summary of activity through the second quarter of 1999 related to the remaining units from the 1997 fourth quarter charge:

                                                                    Total Units
                                       Units Expected to be         Included in
                                     Closed      Refranchised        the Charge
                                    --------    --------------     ------------
Units at December 26, 1998             123             408              531
Units disposed of                      (65)           (108)            (173)
Units retained                         (14)            (10)             (24)
Change in method of disposal           (11)             11                -
Other                                    5              (1)               4
                                    --------    --------------     ------------
Units at June 12, 1999                  38             300              338
                                    ========    ==============     ============

     Of the original $530 million charge, approximately $140 million represented impairment charges for certain restaurants intended to be used in the business and for certain joint venture investments to be retained, which were recorded as permanent reductions of the carrying value of those assets.

     Below is a summary of the 1999 activity related to our asset valuation allowances and liabilities recognized as a result of the 1997 fourth quarter charge:

                                               Asset
                                             Valuation
                                             Allowances   Liabilities    Total
                                             ----------   -----------   --------
Remaining balance at December 26, 1998       $   97       $    44       $  141
Utilizations                                    (33)          (14)         (47)
(Income) expense impacts:
  Completed transactions(a)                      (1)            1            -
  Decision changes(a)                            (3)           (1)          (4)
Other                                             3             -            3
                                             ----------   -----------   --------
Remaining balance at June 12, 1999           $   63       $    30       $   93
                                             ==========   ===========   ========

     (a)  Favorable   adjustments   to  our  1997  fourth   quarter   charge  of
          approximately $3 million and $4 million for the quarter and year-to-date, respectively, were related to decisions to retain certain stores originally expected to be refranchised or closed and better-than-expected proceeds from refranchising.

     We believe that the remaining amounts are adequate to complete our current plan of disposal. However, actual results could differ from our estimates.

     In addition, we believe our worldwide business, upon completion of the actions covered by the charge, will be significantly more focused and better-positioned to deliver consistent growth in operating profit before facility actions net gain. We estimate that the favorable impact on ongoing operating profit related to the 1997 fourth quarter charge for the 12 weeks ended June 12, 1999 and June 13, 1998 was approximately $5 million ($5 million after-tax) and $17 million ($12 million after-tax), respectively. The benefits include $3 million ($2 million after-tax) and $9 million ($6 million after-tax) from the suspension of depreciation and amortization in the second quarter of 1999 and 1998, respectively, for the stores included in the charge that were operating at the end of the respective periods. The favorable impact on ongoing operating profit related to the 1997 fourth quarter charge for the 24 weeks ended June 12, 1999 and June 13, 1998 was approximately $11 million ($9 million after-tax) and $30 million ($21 million after-tax), respectively. These benefits include approximately $6 million ($4 million after-tax) and $17 million ($11 million after-tax) from the suspension of depreciation and amortization for the year-to-date 1999 and 1998, respectively, for the stores included in the charge.

     The short-term benefits from depreciation and amortization suspension related to stores that were operating at the end of the respective periods will cease when the stores are refranchised or closed.

     Store Portfolio Perspectives
     ----------------------------

     For the last several years, we have been strategically reducing our share of total system units by selling Company restaurants to existing and new franchisees where their expertise can be leveraged to improve our overall operating performance, while retaining Company ownership of key markets. This portfolio-balancing activity has reduced, and will continue to reduce, our reported revenues and restaurant profits and increase the importance of system sales as a key performance measure. We expect that the loss of restaurant level profits from the disposal of these stores will be mitigated by the increased royalty fees for stores refranchised, lower general and administrative expenses and reduced interest costs due to the reduction of debt from the after-tax cash proceeds from our refranchising activities. We currently estimate we will be able to refranchise approximately 1,300 stores in 1999, and our refranchising gains will approximate our prior year gains. However, if market conditions are favorable, we may sell more than the 1,300 units we have currently forecasted for 1999. We expect the impact of refranchising gains to decrease over time as we approach a Company/franchise ratio more consistent with that of our major competitors.

     The following table summarizes the refranchising activities for the quarter and year-to-date 1999 and 1998:

                                     12 Weeks Ended         24 Weeks Ended
                                 ----------------------  --------------------
                                  6/12/99     6/13/98    6/12/99     6/13/98
                                 --------    ----------  -------    ---------

Number of units refranchised(a)     450         417(b)      671        603(b)
Refranchising proceeds, pre-tax  $  276      $  169      $  397     $  290
Refranchising net gain, pre-tax  $  141      $   79      $  178     $  108

     The following table summarizes store closure activities for the quarter and year-to-date 1999 and 1998:

                                    12 Weeks Ended          24 Weeks Ended
                                 ----------------------  --------------------
                                  6/12/99     6/13/98    6/12/99     6/13/98
                                 --------    ----------  -------    ---------

Number of units closed(c)(d)         64          90(b)      146        327(b)
Store closure cost reductions    $    1      $    2      $    -     $    2

(a) Excludes joint venture units refranchised of 2 in the second quarter of 1999. Excludes joint venture units refranchised of 5 and 6 for year-to-date 1999 and 1998, respectively.
(b) Reporting errors by certain of our international operating companies resulted in overstatements in our prior year reported unit activity. These reporting errors had no effect on the beginning or ending unit count. The correct 1998 unit activity will be reported in future filings where appropriate.
(c) Includes units closed due to poor performance, high-performing stores that are relocated to a new site within the same trade area or Pizza Hut delivery units consolidated with a new or existing dine-in traditional store which has been remodeled to provide dine-in, carry-out and delivery services within the same trade area.
(d) Excludes joint venture unit closures of 5 and 3 in the second quarter of 1999 and 1998, respectively. Excludes joint venture unit closures of 10 and 7 for year-to-date 1999 and 1998, respectively.

     Our overall Company ownership percentage (including joint ventured units) of our total system units decreased by 2 percentage points from year-end 1998 and by 8 percentage points from year-end 1997 to 30% at June 12, 1999.

Worldwide Results of Operations

                                                 12 Weeks Ended                             24 Weeks Ended
                                          -----------------------------                -------------------------
                                            6/12/99          6/13/98        % B(W)        6/12/99       6/13/98        % B(W)
                                          -------------    ------------    --------     ------------    ---------     --------
SYSTEM SALES                              $    5,002       $    4,736           6       $   9,808       $  9,293           6
                                          =============    ============                 ============    =========
REVENUES
Company sales                             $    1,723       $    1,867          (8)      $   3,385       $  3,657          (7)
Franchise and license fees                       163              140          16             314             272         15
                                          -------------    ------------                 ------------    ---------
  Total Revenues                          $    1,886       $    2,007          (6)      $   3,699       $  3,929          (6)
                                          =============    ============                 ============    =========
COMPANY RESTAURANT MARGIN                 $      271       $      262           4       $     530       $    463          15
                                          =============    ============                 ============    =========
    % of Company sales                         15.7%            14.0%       1.7 ppts.       15.7%          12.7%       3.0 ppts.
                                          =============    ============                 ============    =========
Operating profit before facility
  actions net gain and unusual charges    $      220(a)    $      189          16       $     422(a)    $    328          29
Facility actions net gain                        133               73          82             167             102         64
Unusual charges                                   (4)               -          NM              (4)              -         NM
                                          -------------    ------------                 ------------    ---------
Operating profit                                 349(a)           262          33             585(a)          430         36
Interest expense, net                             51               67          25             103             136         24
Income tax provision                             119               83         (43)            197             128        (54)
                                          -------------    ------------                 ------------    ---------
Net Income                                $      179       $      112          59       $     285       $    166          71
                                          =============    ============                 ============
Diluted earnings per share                $     1.10       $      .72          52       $    1.76       $    1.07         64
                                          =============    ============                 ============    =========

(a) Includes favorable accounting changes of approximately $6 million and $16 million in the quarter and year-to-date, respectively.

Worldwide Restaurant Unit Activity

                                                                  Joint
                                                Company         Ventured        Franchised        Licensed        Total
                                             ---------------   ------------   ---------------    -----------    -----------
 Balance at December 26, 1998                      8,397          1,120            16,650            3,596         29,763
 New Openings & Acquisitions(a)                      150             29               372              215            766
 Refranchising & Licensing                          (671)            (5)              679               (3)             -
 Closures and Divestitures(a)                       (146)           (10)             (306)            (309)          (771)
                                             ---------------   ------------   ---------------    -----------    -----------
 Balance at June 12, 1999                          7,730(b)       1,134(b)         17,395            3,499         29,758
                                             ===============   ============   ===============    ===========    ===========

(a) Company new openings and acquisitions and franchise closures and divestitures include 9 International stores acquired by the Company from franchisees.
(b) Includes 57 Company and 4 Joint Ventured units approved for closure, but not yet closed at June 12, 1999 of which 38 were included in our 1997 fourth quarter charge.
--------------------------------------------------------------------------------

Worldwide System Sales and Revenues

     System sales increased $266 million or 6% and $515 million or 6% in the quarter and year-to-date, respectively. The increase was driven by new unit development, led by TRICON Restaurants International ("TRI") and U.S. Taco Bell franchisees and same store sales growth. The increase was partially offset by store closures, primarily at TRI and Pizza Hut.

     Revenues decreased $121 million or 6% and $230 million or 6% in the quarter and year-to-date, respectively. As expected, Company sales decreased $144 million or 8% and $272 million or 7% in the quarter and year-to-date, respectively, primarily due to the portfolio effect. The decrease was partially offset by favorable effective net pricing, new unit development and volume increases led by Pizza Hut's new product, "The Big New Yorker." Franchise and license fees increased $23 million or 16% and $42 million or 15% in the quarter and year-to-date, respectively. The increase for both the quarter and year-to-date was driven by units acquired from us, new unit development and same store sales growth, partially offset by store closures.

Worldwide Company Restaurant Margin

                                            12 Weeks Ended    24 Weeks Ended
                                          ----------------   -----------------
                                          6/12/99  6/13/98   6/12/99  6/13/98
                                          -------  -------   -------  --------
Company sales                             100.0%   100.0%    100.0%   100.0%
Food and paper                             31.0     31.7      31.3     32.0
Payroll and employee benefits              27.9     29.2      27.9     29.6
Occupancy and other operating expenses     25.4     25.1      25.1     25.7
                                          -------  -------   -------  --------
Company restaurant margin                  15.7%    14.0%     15.7%    12.7%
                                          =======  =======   =======  ========

     Our restaurant margin as a percentage of sales grew approximately 170 basis points in the second quarter as compared to the same period in 1998. Portfolio effect contributed approximately 30 basis points to our improvement. The previously disclosed accounting changes were insignificant to our second quarter growth. Excluding the portfolio effect and accounting changes, our second quarter restaurant margin grew approximately 140 basis points. The improvement was largely due to two factors. First, effective net pricing in excess of cost increases, primarily labor. Increased labor costs in the quarter were the result of higher wage rates across all three U.S. concepts, labor inefficiencies primarily associated with our Star Wars promotional tie-in and increased training costs related to new customer service initiatives that were implemented by KFC. The increase in certain commodity costs, primarily cheese, chicken and pizza dough costs, was fully offset by increased beverage rebates and declines in other commodity costs. Second, we had strong margin improvement in Asia, primarily in China and Korea, and in Puerto Rico.

     Our restaurant margin as a percentage of sales grew approximately 300 basis points year-to-date as compared to the same period in 1998. Portfolio effect contributed approximately 35 basis points and accounting changes contributed approximately 20 basis points. Excluding the portfolio effect and accounting changes, our year-to-date restaurant margin grew approximately 245 basis points. In addition to the factors affecting our quarterly comparison, our year-to-date restaurant margin included approximately 60 basis points related to favorable actuarial adjustments, primarily for 1998 casualty losses, arising from improved casualty loss trends across all three of our U.S. operating companies. See pages 21-22 for additional information regarding the actuarial adjustments. The year-to-date improvement was also due to retroactive beverage rebates related to 1998 recognized in 1999 which contributed 20 basis points and increased volume in the U.S., primarily driven by Pizza Hut's new product, "The Big New Yorker."

Worldwide General, Administrative and Other Expenses ("G&A")

     G&A increased $1 million or 1% and $15 million or 4% in the quarter and year-to-date, respectively, and included the following:

                                      12 Weeks Ended              24 Weeks Ended
                                     ----------------             ----------------
                                     6/12/99  6/13/98   % B(W)    6/12/99  6/13/98   % B(W)
                                     -------  -------   ------    -------  -------   ------
General & administrative expenses    $  215   $  216        -     $  428   $  416       (3)
Equity income from investments in
  unconsolidated affiliates              (3)      (3)       3         (9)      (9)       3
Foreign exchange net loss                 2        -       NM          3        -       NM
                                     -------  -------             -------  -------
                                     $  214   $  213       (1)    $  422   $  407       (4)
                                     =======  =======             =======  =======

     For the quarter, increased compensation and other operating costs were largely offset by the favorable impacts of previously disclosed accounting changes of $4 million, our fourth quarter 1998 decision to streamline our international business and our portfolio effect. Year-to-date, higher spending on biennial meetings to support our corporate culture initiatives and on Y2K issues, in addition to the above items, drove the increase in G&A. Year-to-date, accounting changes reduced our G&A by $8 million.

Worldwide Facility Actions Net Gain

                                             12 Weeks Ended        24 Weeks Ended
                                           ------------------   ------------------
                                            6/12/99   6/13/98    6/12/99   6/13/98
                                           ---------  -------   ---------  -------
Refranchising gains, net                   $  141     $  79     $  178     $  108
Store closure cost reductions                   1         2          -          2
Impairment charges for stores that will
  continue to be used in the business          (7)       (8)        (7)        (8)
Impairment charge for stores to be closed
  in the future                                (2)        -         (4)         -
                                           ---------  -------   ---------  -------
Facility actions net gain                  $  133(a)  $  73     $  167(a)  $  102
                                           =========  =======   =========  =======

(a) Includes favorable adjustments to our 1997 fourth quarter charge of approximately $3 million and $4 million for the quarter and year-to-date, respectively, relating to decisions to retain certain stores originally expected to be closed or refranchised and better-than-expected proceeds from refranchising.

     Refranchising net gain included initial franchise fees of $12 million for both the 12 weeks ended June 12, 1999 and June 13, 1998, and $19 million for both the 24 weeks ended June 12, 1999 and June 13, 1998. The refranchising net gain arose from refranchising 450 and 417 units in the second quarter of 1999 and 1998, respectively, and 671 and 603 units for year-to-date 1999 and 1998, respectively. See page 24 for more details regarding our refranchising activities.

     Impairment resulted from our semi-annual evaluation of stores that will continue to be used in the business and evaluations of stores to be closed beyond the quarter in which the closure decision is made. Future impairment charges depend on facts and circumstances at each future evaluation date, so our current impairment is not necessarily indicative of future impairment.

Worldwide Operating Profit

                                               12 Weeks Ended              24 Weeks Ended
                                              ----------------            ----------------
                                              6/12/99  6/13/98   % B(W)   6/12/99  6/13/98   % B(W)
                                              -------  -------   ------   -------  -------   ------
U.S.                                          $  207   $  190       9     $  391   $  316      24
International                                     57       35      59        112       77      44
Foreign exchange net loss                         (2)       -      NM         (3)       -      NM
Unallocated and corporate expenses               (42)     (36)    (14)       (78)     (65)    (20)
                                              -------  -------            -------  -------
Operating profit before facility actions
  net gain and unusual charges                   220      189      16        422      328      29
Facility actions net gain                        133       73      82        167      102      64
Unusual charges                                   (4)       -      NM         (4)       -      NM
                                              -------  -------            -------  -------
Operating profit                              $  349   $  262      33     $  585   $  430      36
                                              =======  =======            =======  =======

     Operating profit before facility actions net gain and unusual charges increased $31 million or 16% in the quarter and $94 million or 29% year-to-date. Our 1999 operating profit included favorable accounting changes of approximately $6 million and $16 million in the quarter and year-to-date, respectively, as described on pages 18-20. Our ongoing operating profit, which excludes accounting changes, grew $25 million or 13% and $78 million or 24% in the quarter and year-to-date, respectively. The increase in the quarter was driven by higher franchise fees and restaurant margin improvement. The increase year-to-date was driven by restaurant margin improvement and higher franchise fees partially offset by increased G&A spending. Ongoing operating profit in 1999 includes benefits related to our 1997 fourth quarter charge of approximately $5 million and $11 million in the quarter and year-to-date, respectively, compared to benefits of approximately $17 million and $30 million in the quarter and year-to-date, respectively, in the prior year. Benefits in 1999 include depreciation and amortization suspended of approximately $3 million and $6 million for the quarter and year-to-date, respectively, compared to approximately $9 million and $17 million in the quarter and year-to-date, respectively, in the prior year. In addition, the quarter and year-to-date 1999 include estimated savings of approximately $5 million and $9 million, respectively, related to our 1998 strategic decision to streamline our international business and other actions.

     Unallocated and corporate expenses increased $6 million or 14% in the quarter and $13 million or 20% year-to-date. Unallocated corporate expenses include favorable accounting changes of approximately $4 million and $5 million in the quarter and year-to-date, respectively, primarily related to the capitalization of internal use software costs. The increase in the quarter was driven by higher compensation expense. In addition to higher compensation expenses, the increase year-to-date was driven by higher Year 2000 and system standardization investment spending and the absence of cost recovery agreements from Ameriserve and PepsiCo that were terminated in 1998.

Worldwide Interest Expense, Net
                          12 Weeks Ended               24 Weeks Ended
                         ----------------             ----------------
                         6/12/99  6/13/98   % B/(W)   6/12/99  6/13/98   % B/(W)
                         -------  -------   -------   -------  -------   -------
Interest expense         $  53    $  71        26     $  109   $  144       25
Interest income             (2)      (4)      (51)        (6)      (8)     (29)
                         -------  -------             -------  -------
Interest expense, net    $  51    $  67        25     $  103   $  136       24
                         =======  =======             =======  =======

     Our net interest expense decreased $16 million or 25% in the quarter and $33 million or 24% year-to-date. The decrease in the quarter and year-to-date was primarily due to a significant decline in our outstanding debt levels in 1999 as compared to 1998.

Worldwide Income Taxes
                             12 Weeks Ended        24 Weeks Ended
                           -------------------   -------------------
                            6/12/99    6/13/98    6/12/99    6/13/98
                           ---------  --------   ---------  --------
  Income taxes             $    119   $     83   $    197   $    128
  Effective tax rate          40.0%      42.6%      40.9%      43.5%

     The decrease in our year-to-date effective tax rate compared to 1998 is primarily due to the reduction in the tax rate on foreign operations, the favorable shift in the mix of the components of our taxable income and a decrease in state income taxes, partially offset by a reduction in the favorable impact of adjustments related to prior years.

Diluted Earnings Per Share

The components of diluted earnings per common share ("EPS") were as follows:

                                  12 Weeks Ended(a)       24 Weeks Ended(a)
                                ---------------------   --------------------
                                  6/12/99     6/13/98     6/12/99    6/13/98
                                -----------  --------   -----------  -------
Operating earnings excluding
  accounting changes            $   0.60     $  0.45    $   1.10     $  0.70
Accounting changes                  0.02(b)        -        0.06(b)        -
Facility actions net gain           0.49        0.27        0.61        0.37
Unusual charges                    (0.01)          -       (0.01)          -
                                -----------  --------   -----------  -------
Net income                      $   1.10     $  0.72    $   1.76     $  1.07
                                ===========  ========   ===========  =======

(a) All computations based on diluted shares of 163 million and 155 million for the 12 weeks ended June 12, 1999 and June 13, 1998, respectively, and 162 million and 155 million shares for the 24 weeks ended June 12, 1999 and June 13, 1998, respectively.
(b) Includes the impact of required changes in GAAP, discretionary methodology changes and our accounting and human resources policy standardization programs previously discussed.

U.S. Results of Operations

                               12 Weeks Ended                     24 Weeks Ended
                              ------------------               -------------------
                               6/12/99   6/13/98     % B(W)     6/12/99   6/13/98      % B(W)
                              --------  --------   ---------   --------  ---------   ---------
SYSTEM SALES                  $  3,389  $  3,239        5      $  6,609  $  6,296         5
                              ========  ========               ========  =========

REVENUES
Company sales                 $  1,282  $  1,435      (11)     $  2,546  $  2,816       (10)
Franchise and license fees         113        95       19           215       182        18
                              --------  --------               --------  ---------
Total Revenues                $  1,395  $  1,530       (9)     $  2,761  $  2,998        (8)
                              ========  ========               ========  =========

COMPANY RESTAURANT MARGIN     $    208  $    211       (1)     $    412  $    361        14
                              ========  ========               ========  =========
% of Company sales               16.3%     14.7%   1.6 ppts.      16.2%     12.8%    3.4 ppts.
                              ========  ========               ========  =========

OPERATING PROFIT(a)           $    207  $    190        9      $    391  $    316        24
                              ========  ========               ========  =========

(a) Includes favorable impact of accounting changes of approximately $3 million and $13 million for the quarter and year-to-date 1999, respectively, and excludes facility actions net gain and unusual charges.
--------------------------------------------------------------------------------

U.S. Restaurant Unit Activity

                                   Company     Franchised   Licensed    Total
                                   ---------   ----------   --------   -------

 Balance at December 26, 1998(a)    6,232         10,862      3,275    20,369
 New Openings & Acquisitions           83            174        197       454
 Refranchising & Licensing           (496)           493          3         -
 Closures and Divestitures           (120)          (212)      (282)     (614)
                                   ---------   ----------   --------   -------
 Balance at June 12, 1999           5,699(b)      11,317      3,193    20,209
                                   =========   ==========   ========   =======
(a) A total of 114 units have been reclassified from U.S. to International to reflect the transfer of management responsibility.
(b) Includes 49 Company units approved for closure, but not yet closed at June 12, 1999, of which 38 units were included in the 1997 fourth quarter charge.

--------------------------------------------------------------------------------

U.S. System Sales and Revenues

     System sales increased $150 million or 5% and $313 million or 5% in the quarter and year-to-date, respectively. The improvement in the quarter and year-to-date was driven by new unit development, led by Taco Bell franchisees, and same store sales growth. The increase in same store sales was primarily due to favorable effective net pricing and volume increases led by Pizza Hut's new product, "The Big New Yorker." The increase was partially reduced by store closures.

     Revenues decreased $135 million or 9% and $237 million or 8% in the quarter and year-to-date, respectively. As expected, Company sales decreased $153 million or 11% and $270 million or 10% in the quarter and year-to-date, respectively. The decline in Company sales for the quarter and year-to-date was primarily due to the portfolio effect, partially offset by favorable effective net pricing and new unit development. In addition, year-to-date revenues were favorably impacted by volume increases led by "The Big New Yorker." Franchise and license fees increased $18 million or 19% and $33 million or 18% in the quarter and year-to-date, respectively. The increase in the quarter and year-to-date was driven by units acquired from us, new unit development and same store sales growth, partially offset by store closures.

     We measure same store sales only for our U.S. Company units. Despite the fact that our disappointing Star Wars promotion in the later part of the quarter actually slowed our sales momentum, all U.S. concepts experienced same store sales growth in the quarter. Same store sales at Pizza Hut increased 9% and 12% in the quarter and year-to-date, respectively. The improvement was primarily driven by increased volume resulting from the launch of "The Big New Yorker." Same store sales at KFC grew 2% in the quarter and 3% year-to-date. The increase in the quarter and year-to-date was largely due to favorable effective net pricing. Additionally, year-to-date same store sales growth was aided by successful promotions of "Honey Bar-B-Que Wings", a combination of "Extra Crispy Chicken" and "Honey Bar-B-Que Wings" and "Popcorn Chicken." Same store sales at Taco Bell increased 1% and 2% in the quarter and year-to-date, respectively. The improvement for the quarter and year-to-date was primarily due to favorable effective net pricing, which was largely offset by volume declines.

U.S. Company Restaurant Margin

                                          12 Weeks Ended      24 Weeks Ended
                                         -----------------   ----------------
                                          6/12/99  6/13/98   6/12/99  6/13/98
                                          -------  -------   -------  -------
Company sales                             100.0%   100.0%    100.0%   100.0%
Food and paper                             29.3     30.5      29.9     30.9
Payroll and employee benefits              30.0     30.7      29.8     31.3
Occupancy and other operating expenses     24.4     24.1      24.1     25.0
                                          -------  -------   -------  -------
Company restaurant margin                  16.3%    14.7%     16.2%    12.8%
                                          =======  =======   =======  =======

     Our restaurant margin as a percentage of sales grew approximately 160 basis points in the second quarter as compared to the same period in 1998. Portfolio effect contributed approximately 30 basis points and the previously disclosed accounting changes contributed approximately 15 basis points to our second quarter improvement. Excluding the portfolio effect and accounting changes, our second quarter restaurant margin grew approximately 115 basis points. The improvement was largely due to effective net pricing in excess of cost increases, primarily labor. Increased labor costs in the quarter were the result of higher wage rates across all three U.S. brands, labor inefficiencies primarily associated with our Star Wars promotional tie-in and increased training costs related to new customer service initiatives that were implemented by KFC. Commodity cost increases, primarily cheese, chicken and pizza dough costs, were fully offset by higher beverage rebates and declines in other commodity costs.

     Our restaurant margin as a percentage of sales grew approximately 340 basis points year-to-date as compared to the same period in 1998. Portfolio effect contributed approximately 35 basis points and accounting changes, which were primarily driven by our actuarial methodology change, contributed approximately 30 basis points to our improvement. Excluding the portfolio effect and accounting changes, our year-to-date restaurant margin grew approximately 275 basis points. In addition to the factors affecting our quarterly comparison, our year-to-date restaurant margin included approximately 80 basis points related to favorable actuarial adjustments, primarily for 1998 casualty losses, arising from improved casualty loss trends across all three of our U.S. operating companies. See pages 21-22 for additional information regarding our actuarial adjustments. Our year-to-date improvement was also due to volume increases, primarily driven by "The Big New Yorker" and retroactive beverage rebates related to 1998 recognized in 1999 which contributed approximately 25 basis points.

     U.S. operating profit, excluding facility actions net gain and unusual charges, grew $17 million or 9% in the quarter and $75 million or 24% year-to-date. Our 1999 operating profit included favorable accounting changes of approximately $3 million and $13 million in the quarter and year-to-date, respectively, as described on pages 18-20. Our ongoing operating profit, which excludes accounting changes, grew $14 million or 7% and $62 million or 20% in the quarter and year-to-date, respectively. The increase in the quarter was due to higher franchise and license fees, partially offset by lower restaurant margin dollars. On a year-to-date basis, the increase in our ongoing operating profit was driven by restaurant margin improvement and higher franchise and license fees, partially offset by increased G&A. The increase in G&A was largely due to higher spending at Pizza Hut and Taco Bell on biennial conferences to support our corporate culture initiatives. Operating profit included benefits related to our 1997 fourth quarter charge of approximately $1 million and $3 million in the quarter and year-to-date, respectively, compared to approximately $8 million and $15 million in the quarter and year-to-date in the prior year. The benefits included in 1999 of approximately $1 million and $3 million in the quarter and year-to-date, respectively, related to the suspension of depreciation and amortization for the stores included in the charge compared to approximately $5 million and $10 million for the quarter and year-to-date, respectively, in the prior year.

International Results of Operations

                                   12 Weeks Ended                   24 Weeks Ended
                              ---------------------              ---------------------
                               6/12/99     6/13/98    % B(W)      6/12/99     6/13/98     % B(W)
                              ---------  ---------   --------    ---------  ----------   ---------
SYSTEM SALES                  $  1,613   $  1,497       8        $  3,199   $   2,997       7
                              =========  =========               =========  ==========

REVENUES
Company sales                 $    441   $    432       2        $    839   $     841       -
Franchise and license fees          50         45      10              99          90      10
                              ---------  ---------               ---------  ----------
   Total Revenues             $    491   $    477       3        $    938   $     931       1
                              =========  =========               =========  ==========

COMPANY RESTAURANT MARGIN     $     63   $     51      24        $    118   $     102      16
                              =========  =========               =========  ==========

% of Company sales                14.2%      11.8%   2.4 ppts.       14.0%       12.1%   1.9 ppts.
                              =========  =========               =========  ==========

OPERATING PROFIT(a)           $     57   $     35      59        $    112   $      77      44
                              =========  =========               =========  ==========

(a)  Excludes facility action net gain and unusual charges.
--------------------------------------------------------------------------------

International Restaurant Unit Activity

                                                Joint
                                   Company     Ventured    Franchised    Licensed    Total
                                  ---------   ----------   ----------   ---------   -------
 Balance at December 26, 1998(a)   2,165        1,120          5,788         321     9,394
 New Openings & Acquisitions(b)       67           29            198          18       312
 Refranchising & Licensing          (175)          (5)           186          (6)        -
 Closures and Divestitures(b)        (26)         (10)           (94)        (27)     (157)
                                  ---------   ----------   ----------   ---------   -------
 Balance at June 12, 1999          2,031(c)     1,134(c)       6,078         306     9,549
                                  =========   ==========   ==========   =========   =======

(a) A total of 114 units have been reclassified from U.S. to International to reflect the transfer of management responsibility.
(b) Company new openings and acquisitions and franchise closures and divestitures include 9 International stores acquired by the Company from franchisees.
(c) Includes 8 Company and 4 Joint Ventured units approved for closure, but not yet closed at June 12, 1999.
--------------------------------------------------------------------------------

International System Sales and Revenues

     System sales increased $116 million or 8% in the quarter and $202 million or 7% year-to-date. The improvement in the quarter and year-to-date was driven by new unit development by franchisees and same store sales growth, partially offset by store closures. Foreign currency translation did not have a significant impact on the growth of international system sales in the quarter or year-to-date.

     Revenues grew $14 million or 3% and $7 million or 1% for the quarter and year-to-date, respectively. Company sales increased $9 million or 2% in the quarter. The increase in company sales for the quarter was driven by new unit development, volume increases and favorable effective net pricing, partially offset by the portfolio effect. As expected, Company sales decreased $2 million or less than 1% year-to-date primarily due to the portfolio effect which was largely offset by new unit development, volume increases and favorable effective net pricing. Franchise and license fees rose $5 million or 10% and $9 million or 10% in the quarter and year-to-date, respectively, driven by new unit development, same store sales increases and units acquired from us, partially offset by store closures. Foreign currency translation did not have a significant impact on the growth of international revenues.

International Company Restaurant Margin
                                         12 Weeks Ended      24 Weeks Ended
                                         ----------------   ----------------
                                         6/12/99  6/13/98   6/12/99  6/13/98
                                         -------  -------   -------  -------
Company sales                            100.0%   100.0%    100.0%   100.0%
Food and paper                            35.8     35.7      35.8     35.8
Payroll and employee benefits             21.7     24.0      22.0     24.0
Occupancy and other operating expenses    28.3     28.5      28.2     28.1
                                         -------  -------   -------  -------
Company restaurant margin                 14.2%    11.8%     14.0%    12.1%
                                         =======  =======   =======  =======

     Our restaurant margin as a percentage of sales grew approximately 245 basis points in the quarter and 190 basis points year-to-date as compared to the same periods in 1998. Portfolio effect contributed approximately 35 basis points for the quarter and 40 basis points year-to-date to our improvement. Excluding the portfolio effect, restaurant margin grew approximately 210 and 150 basis points, for the quarter and year-to-date, respectively. The improvement in the quarter and year-to-date was primarily driven by volume increases and new unit development in China and favorable effective net pricing in excess of cost increases in Puerto Rico, Korea and Thailand. Accounting changes and the impact of foreign currency translation in the quarter and year-to-date were insignificant.

     International operating profit grew $22 million or 59% in the quarter and $35 million or 44% year-to-date. The improvement in the quarter and year-to-date was largely driven by an increase in restaurant margin primarily in Asia and Puerto Rico, higher franchise fees and a decline in G&A. Operating profit includes savings of approximately $5 million and $9 million for the quarter and year-to-date, respectively, associated with our 1998 fourth quarter strategic decision to streamline our international business and other actions. In addition, operating profit includes benefits related to our 1997 fourth quarter charge of approximately $4 million and $8 million in the quarter and year-to-date, respectively, compared to benefits of approximately $9 million and $15 million in the quarter and year-to-date, respectively, in the prior year. Our 1997 fourth quarter charge benefits in 1999 include suspended depreciation and amortization of approximately $1 million and $3 million in the quarter and year-to-date, respectively, compared to approximately $4 million and $7 million in the quarter and year-to-date, respectively, in the prior year. Accounting changes and the impact of foreign currency translation in the quarter and year-to-date were insignificant.

Consolidated Cash Flows

     Net cash provided by operating activities decreased $89 million to $187 million year-to-date. Excluding net changes in working capital, net income before facility actions and all other non-cash charges grew $16 million from $299 million to $315 million, despite the over 1,500 unit decline in Company restaurants due to our portfolio activities since the same quarter last year. This increase was more than offset by a decrease in our working capital deficit. Working capital deficits are typical in the restaurant industry. The decline in our working capital deficit was the result of decreased accounts payable and other current liabilities and increased accounts receivable, partially off-set by increased income taxes payable. The decline in accounts payable is a result of seasonal timing as well as the reduction in the number of our restaurants. Other current liabilities mainly declined due to lower bonus accruals due to timing of payments and deferrals, lower casualty loss reserves based on actuary reports and lower advertising accruals. As expected, the refranchising of our restaurants and the related increase in franchised units have caused accounts receivable for franchise fees to increase. Also contributing to the increase in accounts receivable were higher balances due to us from our primary U.S. distributor related to both sales of premium items (primarily Star Wars items) imported by us and price reductions under our 1999 contract. We also have higher beverage rebate receivables. The increase in income taxes payable is based on the current quarter's tax provision versus the timing of payments.

     Cash provided by investing activities increased $138 million to $245 million year-to-date. The majority of the increase is due to higher refranchising proceeds and lower cash used for other investing activities.
Refranchising proceeds increased over the same period last year due to the greater number of restaurants sold as well as the mix of units sold. The decline in cash used for other investing is primarily driven by short-term investment activities.

     Net cash used for financing activities decreased $58 million to $388 million year-to-date. The decline was primarily due to the fluctuation in net short-term borrowing activity and lower net payments on debt. These changes are primarily due to lower repayment requirements on refranchising attributable to our lower debt level. Cash from operations and refranchising proceeds has enabled us to pay down almost $1.7 billion of debt since the Spin-off.

     Financing Activities

     During the 24 weeks ended June 12, 1999, we have made net payments of approximately $380 million under our unsecured Term Loan Facility and our unsecured Revolving Credit Facility (the "Facilities"). As discussed in our 1998 Form 10-K, amounts outstanding under the unsecured Term Loan Facility and our Revolving Credit Facility are expected to fluctuate from time to time, but Term Loan Facility reductions cannot be reborrowed. These payments reduced amounts outstanding under our Revolving Credit Facility at June 12, 1999 to $1.50 billion from $1.81 billion at year-end 1998 and amounts outstanding under our Term Loan Facility to $859 million from $926 million at year-end 1998. In addition, we had unused revolving credit agreement borrowings available aggregating $1.36 billion, net of outstanding letters of credit of $138 million. The credit facilities are subject to various affirmative and negative covenants including financial covenants as well as limitations on additional indebtedness including guarantees of indebtedness, cash dividends, aggregate non-U.S. investments, among other things, as defined in the credit agreement.

     On March 24, 1999, we entered into an agreement to amend certain terms of the Facilities. This amendment gives us additional flexibility with respect to acquisitions and other investments, permitted investments and repurchase of Common Shares. In addition, we voluntarily reduced our maximum borrowings under the Revolving Credit Facility from $3.25 billion to $3.00 billion. As a result of this amendment, we capitalized debt costs of approximately $2.5 million. These costs are being amortized over the remaining life of the Facilities. Additionally, an insignificant amount of our previously deferred debt costs was written off in the second quarter of 1999 as a result of this amendment.

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

     At the end of the second quarter of 1999, we were in compliance with these covenants, and we will continue to closely monitor on an ongoing basis the various operating issues that could, in aggregate, affect our ability to comply with our financial covenant requirements.

     We use various derivative instruments with the objective of reducing volatility in our borrowing costs. We have utilized interest rate swap agreements to effectively convert a portion of our variable rate (LIBOR) bank debt to fixed rate. We previously entered into treasury lock agreements to partially hedge the anticipated issuance of our senior Unsecured Notes which occurred in May 1998. We have also entered into interest rate arrangements to limit the range of effective interest rates on a portion of our variable rate bank debt. Other derivative instruments may be considered from time to time as well to manage our debt portfolio and to hedge foreign currency exchange exposures. At June 12, 1999, our weighted average interest rate on our variable rate debt was 6.0% which included the effects of the associated interest rate swaps and collars.

     Though we anticipate that cash flows from both operating and refranchising activities will be lower than prior year levels, we believe they will be sufficient to support our expected capital spending and still allow us to make significant debt repayments.

Consolidated Financial Condition

     Our operating working capital deficit, which excludes cash, short-term investments and short-term borrowings, is typical of restaurant operations where the majority of sales are for cash and food and supply inventories are relatively small. Our terms of payment to suppliers generally range from 10-30 days. Our operating working capital deficit declined 12% to $841 million at June 12, 1999 from $960 million at December 26, 1998. This decline primarily reflected a decrease in accounts payable and other current liabilities due to both seasonal fluctuations and fewer Company restaurants resulting from our portfolio initiatives and increased accounts receivable due to higher franchise fees. Also contributing to the increase in accounts receivable were higher balances due to us from our primary U.S. distributor related to both sales of premium items (primarily Star Wars items) imported by us and price reductions under our 1999 contract. We also have higher beverage rebate receivables. These increases were partially offset by higher income taxes payable.

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

     At June 12, 1999, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $15 million in annual pre-tax earnings. The estimated reduction is based upon the unhedged portion of our variable rate debt and assumes no change in the volume or composition of debt at June 12, 1999. In addition, the fair value of our interest rate derivative contracts would increase approximately $13 million in value to us , and the fair value of our unsecured Notes would decrease approximately $31 million. Fair value was determined by discounting the projected cash flows.

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

     Company risks and uncertainties include, but are not limited to, the limited experience of our management group in operating the Company as an independent, publicly owned business; potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo; our substantial debt leverage and the attendant potential restriction on our ability to borrow in the future, as well as the substantial interest expense and principal repayment obligations; potential unfavorable variances between estimated and actual liabilities including accruals for wage and hour litigation and the liabilities related to the sale of the Non-core Businesses; our failure or the failure of critical business partners to achieve timely, effective Year 2000 remediation; our ability to complete our conversion plans or the ability of our key suppliers to be Euro-compliant; our potential inability to identify qualified franchisees to purchase the 338 Company units remaining from the fourth quarter 1997 charge as well as other units at prices we consider appropriate under our strategy to reduce the percentage of system units we operate; volatility of actuarially determined casualty loss estimates and adoption of new or changes in accounting policies and practices.

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

                     Independent Accountants' Review Report
                     --------------------------------------


The Board of Directors
TRICON Global Restaurants, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") as of June 12, 1999 and the related condensed consolidated statement of income for the twelve and twenty-four weeks ended June 12, 1999 and June 13, 1998 and the condensed consolidated statement of cash flows for the twenty-four weeks ended June 12, 1999 and June 13, 1998. These financial statements are the responsibility of TRICON's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TRICON as of December 26, 1998, and the related consolidated statements of operations, cash flows and shareholders' deficit and comprehensive income for the year then ended not presented herein; and in our report dated February 10, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 26, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/  KPMG LLP


KPMG LLP
Louisville, Kentucky
July 19, 1999

                   PART II - OTHER INFORMATION AND SIGNATAURES


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Our Annual Meeting of Shareholders was held on May 20, 1999. At the meeting, shareholders elected four directors, approved our Long Term Incentive Plan and Executive Incentive Compensation Plan and ratified the appointment of KPMG LLP as our independent auditors.

          Results of the voting in connection with each item were as follows:

               Election of Directors         For            Withheld
          ---------------------------    -------------    -------------

          James Dimon                    115,867,258       19,212,214
          Massimo Ferragamo              115,873,179       19,206,293
          Robert J. Ulrich                98,048,305       37,031,167
          Jeanette S. Wagner             115,801,471       19,278,001

          The following directors were not required to stand for reelection at the meeting (the year in which each director's term expires is indicated in parenthesis):

          D. Ronald Daniel  (2000),  Robert  Holland,  Jr.  (2001),  Sidney Kohl
          (2001), Kenneth G. Langone (2000), David C. Novak (2001), Andrall E. Pearson (2000), Jackie Trujillo (2001) and John L. Weinberg (2000).

                                                      For           Against     Abstain
                                                  ------------   -----------   ---------
          Long Term Incentive Plan                  97,286,764    36,873,960     914,148
          Executive Incentive Compensation Plan    130,494,204     3,540,534   1,043,833
          Ratification of Independent Auditors     134,387,046       180,106     512,320

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







                                 TRICON GLOBAL RESTAURANTS, INC.
                               --------------------------------------
                                          (Registrant)






Date:    July 26, 1999           /s/      Robert L. Carleton
                                 ------------------------------------
                                 Senior Vice President and Controller
                                 (Principal Accounting Officer)

                                                                      EXHIBIT 12


                         TRICON Global Restaurants, Inc.
            Ratio of Earnings to Fixed Charges Years Ended 1998-1994
               and 24 Weeks Ended June 12, 1999 and June 13, 1998
                       (in millions except ratio amounts)

                                                                                       53
                                                             52 Weeks                 Weeks         24 Weeks
                                              ------------------------------------   -------   ------------------
                                                1998     1997      1996      1995      1994    6/12/99   6/13/98
                                              -------   ------   -------   -------   -------   --------  --------
Earnings:
Income from continuing operations before
  income taxes and cumulative effect of
  accounting changes                             756      (35)       72      (103)      241        482       294

Unconsolidated affiliates' interests,
  net (a)                                          1       (1)       (6)     -           (1)        (2)        -

Interest expense (a)                             291      290       310       368       349        109       144

Interest portion of net rent expense (a)         105      118       116       109       108         42        48
                                              -------   ------   -------   -------   -------   --------  --------

Earnings available for fixed charges           1,153      372       492       374       697        631       486
                                              =======   ======   =======   =======   =======   ========  ========
Fixed Charges:
Interest Expense (a)                             291      290       310       368       349        109       144

Interest portion of net rent  expense (a)        105      118       116       109       108         42        48
                                              -------   ------   -------   -------   -------   --------  --------

Total Fixed Charges                              396      408       426       477       457        151       192
                                              =======   ======   =======   =======   =======   ========  ========

Ratio of Earnings to Fixed
  Charges (b) (c) (d)                           2.91x    .91x     1.15x     0.78x     1.53x      4.18x     2.53x

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

(b) Included the impact of unusual, disposal and other charges of $4 million ($2 million after-tax) for the 24 weeks ended June 12, 1999, $15 million
     ($3 million after-tax) in 1998, $184 million ($165 million after tax) in 1997, $246 million ($189 million after tax) in 1996 and $457 million ($324 million after tax) in 1995. Excluding the impact of such charges, the ratio of earnings to fixed charges would have been 4.20x, 2.95x, 1.36x, 1.73x and 1.74x for the 24 weeks ended June 12, 1999 and fiscal years ended 1999, 1998, 1997, 1996 and 1995, respectively.

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

                                                                      EXHIBIT 15

                           Accountants' Acknowledgment
                           ---------------------------


The Board of Directors
TRICON Global Restaurants, Inc.:

We hereby acknowledge our awareness of the use of our report dated July 19, 1999 included within the Quarterly Report on Form 10-Q of TRICON Global Restaurants, Inc. for the twelve and twenty-four weeks ended June 12, 1999, and incorporated by reference in the following Registration Statements:

Description                                     Registration Statement Number
-----------                                     -----------------------------

Form S-3
--------
Initial Public Offering of Debt Securities              333-42969

Form S-8s
---------
Restaurant Deferred Compensation Plan                   333-36877
Executive Income Deferral Program                       333-36955
TRICON Long-Term Incentive Plan                         333-36895
SharePower Stock Option Plan                            333-36961
TRICON Long-Term Savings Program                        333-36893
Restaurant General Manager Stock Option Plan            333-64547

Pursuant to Rule 436(c) of the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.



/s/   KPMG LLP

KPMG LLP
Louisville, Kentucky
July 26, 1999