Form 10-Q
period 1999-09-04
TRICON GLOBAL RESTAURANTS INC
filed 1999-10-18
CIK 1041061

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                ----------------


                                    FORM 10-Q

(Mark One)
[|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the quarterly period ended September 4, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        For the transition period from ____________ to _________________



                         Commission file number 1-13163
                                  -------------
                         TRICON GLOBAL RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

North Carolina                                              13-3951308
--------------------------------                         -------------------
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


     The number of shares outstanding of the Registrant's Common Stock as of October 13, 1999 was 154,170,528 shares.


================================================================================

                         TRICON GLOBAL RESTAURANTS, INC.

                                      INDEX


                                                                        Page No.
                                                                       --------
Part I.  Financial Information

         Condensed Consolidated Statement of Income - 12 and 36 weeks
          ended September 4, 1999 and September 5, 1998                    3

         Condensed Consolidated Statement of Cash Flows - 36 weeks
          ended September 4, 1999 and September 5, 1998                    4

         Condensed Consolidated Balance Sheet - September 4, 1999 and
          December 26, 1998                                                5

         Notes to Condensed Consolidated Financial Statements              6

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       15

         Independent Accountants' Review Report                           39

Part II. Other Information and Signatures                                 40

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions, except per share data - unaudited)

                                                 12 Weeks Ended           36 Weeks Ended
                                             ----------------------   ----------------------
                                               9/04/99     9/05/98      9/04/99     9/05/98
                                             ----------  ----------   ----------  ----------
Revenues
Company sales                                $   1,639   $   1,869    $   5,024   $   5,526
Franchise and license fees                         173         152          487         424
                                             ----------  ----------   ----------  ----------
                                                 1,812       2,021        5,511       5,950
                                             ----------  ----------   ----------  ----------
Costs and Expenses, net
Company restaurants
  Food and paper                                   513         592        1,575       1,762
  Payroll and employee benefits                    447         524        1,391       1,607
  Occupancy and other operating expenses           419         477        1,268       1,418
                                             ----------  ----------   ----------  ----------
                                                 1,379       1,593        4,234       4,787
General, administrative and other expenses         197         208          619         615
Facility actions net gain                         (144)        (54)        (311)       (156)
Unusual charges (credits)                            3          (5)           7          (5)
                                             ----------  ----------   ----------  ----------
Total costs and expenses, net                    1,435       1,742        4,549       5,241
                                             ----------  ----------   ----------  ----------
Operating Profit                                   377         279          962         709

Interest expense, net                               42          62          145         198
                                             ----------  ----------   ----------  ----------
Income Before Income Taxes                         335         217          817         511

Income Tax Provision                               138          89          335         217
                                             ----------  ----------   ----------  ----------
Net Income                                   $     197   $     128    $     482   $     294
                                             ==========  ==========   ==========  ==========
Basic Earnings Per Common Share              $    1.28   $    0.84    $    3.14   $    1.93
                                             ==========  ==========   ==========  ==========
Diluted Earnings Per Common Share            $    1.23   $    0.82    $    2.99   $    1.89
                                             ==========  ==========   ==========  ==========








     See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions - unaudited)

                                                                   36 Weeks Ended
                                                                --------------------
                                                                 9/04/99    9/05/98
                                                                ---------  ---------
Cash Flows - Operating Activities
Net Income                                                      $    482   $    294
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Depreciation and amortization                                    265        298
    Facility actions net gain                                       (311)      (156)
    Non-cash unusual charges (credits)                                 2         (5)
    Deferred income taxes                                            (42)       (28)
    Other non-cash charges and credits, net                           73         74
Changes in operating  working  capital,  excluding  effects
 of acquisitions and dispositions:
    Accounts and notes receivable                                    (11)         3
    Inventories                                                        7          5
    Prepaid expenses and other current assets                        (13)       (32)
    Deferred income taxes                                              -        (11)
    Accounts payable and other current liabilities                  (212)       (33)
    Income taxes payable                                             214         94
                                                                ---------  ---------
    Net change in operating working capital                          (15)        26
                                                                ---------  ---------
Net Cash Provided by Operating Activities                            454        503
                                                                ---------  ---------
Cash Flows - Investing Activities
Capital spending                                                    (267)      (252)
Refranchising of restaurants                                         724        508
Acquisition of restaurants                                            (6)         -
Sales of property, plant and equipment                                15         34
Other, net                                                           (80)       (83)
                                                                ---------  ---------
Net Cash Provided by Investing Activities                            386        207
                                                                ---------  ---------
Cash Flows - Financing Activities
Proceeds from Notes                                                    -        604
Revolving Credit Facility activity, by original maturity
  More than three months - proceeds                                    -        400
  More than three months - payments                                    -       (900)
  Three months or less, net                                         (685)      (260)
Proceeds from long-term debt                                           3          1
Payments of long-term debt                                          (138)      (659)
Short-term borrowings-three months or less, net                       (6)       (17)
Other, net                                                            15          2
                                                                ---------  ---------
Net Cash Used for Financing Activities                              (811)      (829)
                                                                ---------  ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents           1         (4)
                                                                ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents                  30       (123)
Cash and Cash Equivalents - Beginning of Period                      121        268
                                                                ---------  ---------
Cash and Cash Equivalents - End of Period                       $    151   $    145
                                                                =========  =========

------------------------------------------------------------------------------------
Supplemental Cash Flow Information
    Interest paid                                               $    156   $    214
    Income taxes paid                                                173        144

     See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions)

                                                                    9/04/99     12/26/98
                                                                  ----------   ----------
                                                                  (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                         $     151    $     121
Short-term investments, at cost                                         165           87
Accounts and notes receivable, less allowance: $17 in both
 1999 and 1998                                                          170          155
Inventories                                                              60           68
Prepaid expenses and other current assets                                69           57
Deferred income taxes                                                   137          137
                                                                  ----------   ----------
         Total Current Assets                                           752          625

Property, Plant and Equipment, net                                    2,561        2,896
Intangible Assets, net                                                  568          651
Investments in Unconsolidated Affiliates                                165          159
Other Assets                                                            207          200
                                                                  ----------   ----------
         Total Assets                                             $   4,253    $   4,531
                                                                  ==========   ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and other current liabilities                    $   1,073    $   1,283
Income taxes payable                                                    308           94
Short-term borrowings                                                    92           96
                                                                  ----------   ----------
         Total Current Liabilities                                    1,473        1,473

Long-term Debt                                                        2,605        3,436
Other Liabilities and Deferred Credits                                  791          785
                                                                  ----------   ----------
         Total Liabilities                                            4,869        5,694
                                                                  ----------   ----------
Shareholders' Deficit
Preferred stock, no par value, 250 shares authorized; no
 shares issued                                                            -            -
Common stock, no par value, 750 shares authorized; 154 and
 153 shares issued in 1999 and 1998, respectively                     1,366        1,305
Accumulated deficit                                                  (1,836)      (2,318)
Accumulated other comprehensive income                                 (146)        (150)
                                                                  ----------   ----------
         Total Shareholders' Deficit                                   (616)      (1,163)
                                                                  ----------   ----------
             Total Liabilities and Shareholders' Deficit          $   4,253    $   4,531
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

     We have reclassified certain items in the accompanying unaudited Financial Statements for prior periods to be comparable with the classifications adopted for the 12 and 36 weeks ended September 4, 1999. These reclassifications had no effect on previously reported net income.

     In our opinion, the accompanying unaudited Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with the 1998 Form 10-K, our financial position as of September 4, 1999, the results of our operations for the 12 and 36 weeks ended September 4, 1999 and September 5, 1998 and our cash flows for the 36 weeks ended September 4, 1999 and September 5, 1998. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

2.   Earnings Per Common Share ("EPS")

                                                              12 Weeks Ended         36 Weeks Ended
                                                           --------------------   --------------------
                                                            9/04/99    9/05/98     9/04/99    9/05/98
                                                           ---------  ---------   ---------  ---------
     Net income                                            $    197   $    128    $    482   $    294
                                                           =========  =========   =========  =========
     Basic EPS:
     ----------
     Weighted-average common shares outstanding                 154        153         154        152
                                                           =========  =========   =========  =========
     Basic EPS                                             $   1.28   $   0.84    $   3.14   $   1.93
                                                           =========  =========   =========  =========
     Diluted EPS:
     ------------
     Weighted-average common shares outstanding                 154        153         154        152
     Shares assumed issued on exercise of dilutive share
       equivalents                                               22         24          25         21
     Shares assumed purchased with proceeds of dilutive
       share equivalents                                        (16)       (20)        (18)       (18)
                                                           ---------  ---------   ---------  ---------
     Shares applicable to diluted earnings                      160        157         161        155
                                                           =========  =========   =========  =========
     Diluted EPS                                           $   1.23   $   0.82    $   2.99   $   1.89
                                                           =========  =========   =========  =========

     Unexercised employee stock options to purchase 4.4 million and 1.6 million shares of our Common Stock for the 12 and 36 weeks ended September 4, 1999, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the 12 and 36 weeks ended September 4, 1999.

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

3.   Items Affecting Comparability of Net Income

     The following table summarizes Company sales and restaurant margin for stores held for disposal at September 4, 1999 or disposed of in 1999 and 1998. Restaurant margin represents company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses.

                                                           12 Weeks Ended          36 Weeks Ended
                                                        -------------------     -------------------
                                                         9/04/99    9/05/98      9/04/99    9/05/98
                                                        --------   --------     --------   --------
     Stores held for disposal at September 4, 1999
       or disposed of in 1999:
       Sales                                            $   89     $   248      $   494    $   713
       Restaurant Margin                                     7          31           48         80

     Stores disposed of in 1998:
       Sales                                            $    -     $   134      $     -    $   564
       Restaurant Margin                                     -          14            -         50

     We expect that the loss of restaurant level profits from the disposal of these stores will be mitigated by the increased franchise fees from stores refranchised, lower field general and administrative expenses and reduced interest costs due to the reduction of debt from the after-tax cash proceeds from our refranchising activities. The combined restaurant margin reported above includes the benefit from the suspension of depreciation and amortization of approximately $4 million ($2 million in the U.S. and $2 million in International) and $8 million ($4 million in the U.S. and $4 million in International) for the 12 weeks ended September 4, 1999 and September 5, 1998, respectively, and $12 million ($7 million in the U.S. and $5 million in International) and $28 million ($17 million in the U.S. and $11 million in International) for the 36 weeks ended September 4, 1999 and September 5, 1998, respectively.

     Unusual Charges (Credits)
     -------------------------

     We had unusual charges of $3 million ($3 million after-tax) and $7 million ($5 million after-tax) in the quarter and year-to-date 1999, respectively, compared to unusual credits of $5 million ($3 million after-tax) in both the quarter and year-to-date in the prior year. Unusual charges in the third quarter and year-to-date 1999 primarily consisted of the following:
     (1) additional costs of defending the wage and hour litigation, as more fully described in Note 8; (2) additional severance and other exit costs related to strategic decisions to streamline the infrastructure of our international business, as more fully described in our 1998 Form 10-K; and
     (3) the impairment of enterprise-level goodwill in one of our international businesses. Unusual credits in the third quarter and year-to-date 1998 included the reversal of certain reserves relating to better-than-expected proceeds from the sale of properties and settlement of lease liabilities associated with properties retained upon the sale of non-core businesses in 1997.

4.   Changes In Accounting Principles and New Accounting Pronouncement

     a. Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

     Effective December 27, 1998, we adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, direct external costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized. Previously, we expensed all these costs as incurred. For the 12 and 36 weeks ended September 4, 1999, we capitalized approximately $4 million and $9 million, respectively, of internally developed software costs and third party software purchases incurred in 1999 associated with all active projects, including those that were in process at December 27, 1998. To date, no interest costs were capitalized due to the insignificance of amounts. Additionally, we amortize capitalized software costs on a straight-line basis over useful lives of 3 to 7 years dependent on facts and circumstances. The majority of the software being developed is not yet ready for its intended use and, therefore, is not currently being amortized.

     b.   Self-Insurance Actuarial Methodology

     In 1999, the methodology used by our independent actuary was refined and enhanced to provide a more reliable estimate of the self-insured portion of our current and prior years' ultimate loss projections related to workers' compensation, general liability and automobile liability insurance programs (collectively "casualty losses"). Our prior practice was to apply a fixed factor to increase our independent actuary's ultimate loss projections which was at the 51% confidence level for each year to approximate our targeted 75% confidence level. Confidence level means the likelihood that our actual casualty losses will be equal to or below those estimates. Based on our independent actuary's opinion, our prior practice produced a very conservative confidence factor at a level higher than our target of 75%. Our actuary now provides an actuarial estimate at our targeted 75% confidence level for each self-insured year. This change in methodology resulted in a one-time increase to our first quarter 1999 operating profit of over $8 million.

     c.   Change in Pension Discount Rate Methodology

     In 1999, we changed our method of determining the pension discount rate to better reflect the assumed investment strategies we would most likely use to invest any short-term cash surpluses. Accounting for pensions requires us to develop an assumed interest rate on securities with which the pension liabilities could be effectively settled. In estimating this discount rate, we look at rates of return on high-quality corporate fixed income securities currently available and expected to be available during the period to the maturity of the pension benefits. As it is impractical to find an investment portfolio which exactly matches the estimated payment stream of the pension benefits, we often have projected short-term cash surpluses. Previously, we assumed that all short-term cash surpluses would be invested in U.S. government securities. Our new methodology assumes that our investment strategies would be equally divided between U.S. government securities and high-quality corporate fixed income securities. The change in methodology favorably increased our third quarter and year-to-date 1999 operating profit by approximately $1 million and $4 million, respectively.

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

     In June 1999, the FASB amended SFAS 133 to extend the required adoption date from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. The amendment was in response to issues identified by FASB constituents regarding implementation difficulties. A company may implement the Statement as of the beginning of any fiscal quarter after issuance, (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. When adopted, SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998 (and, at the company's election, before January 1, 1999).

     We have not yet quantified the effects of adopting SFAS 133 on our financial statements or determined the timing or method of our adoption of SFAS 133. However, the adoption of the Statement could increase volatility in our earnings and other comprehensive income.

5.   Long-term Debt

     During the 36 weeks ended September 4, 1999, we have made net payments of approximately $800 million under our unsecured Term Loan Facility and our unsecured Revolving Credit Facility (the "Facilities"). As discussed in our 1998 Form 10-K, amounts outstanding under the Revolving Credit Facility are expected to fluctuate from time to time, but reductions to our unsecured Term Loan Facility cannot be reborrowed. These payments reduced amounts outstanding under our Revolving Credit Facility at September 4, 1999 to $1.13 billion from $1.81 billion at year-end 1998. We reduced amounts outstanding under our Term Loan Facility at September 4, 1999 to $810 million from $926 million at year-end 1998. In addition, we had unused Revolving Credit Facility borrowings available aggregating $1.72 billion, net of outstanding letters of credit of $151 million. At September 4, 1999, the weighted average interest rate on our variable rate debt was 6.2%, which included the effects of the associated interest rate swaps.

     Interest expense on the short-term borrowings and long-term debt was $48 million and $68 million for the 12 weeks ended September 4, 1999 and September 5, 1998, respectively, and $157 million and $212 million for the 36 weeks ended September 4, 1999 and September 5, 1998, respectively.

     On March 24, 1999, we entered into an agreement to amend certain terms of the Facilities. This amendment gives us additional flexibility with respect to acquisitions and other permitted investments and the repurchase of Common Stock or payment of dividends. In addition, we voluntarily reduced our maximum borrowings under the Revolving Credit Facility from $3.25 billion to $3.00 billion. We capitalized the Facilities amendment costs of approximately $2.6 million. These costs are being amortized over the remaining life of the Facilities. Additionally, an insignificant amount of our previously deferred original Facilities costs was written off in the second quarter of 1999 as a result of this amendment.

6.   Comprehensive Income

     Our quarterly and year-to-date total comprehensive income was as follows:

                                              12 Weeks Ended          36 Weeks Ended
                                            ------------------    -------------------
                                             9/04/99   9/05/98     9/04/99    9/05/98
                                            --------  --------    --------   --------
         Net income                         $   197   $   128     $   482    $   294
         Currency translation adjustment         (2)      (25)          4        (59)
                                            --------  --------    --------   --------
         Total comprehensive income         $   195   $   103     $   486    $   235
                                            ========  ========    ========   ========

7.   Reportable Business Segments

                                                                     Revenues
                                                  -----------------------------------------------
                                                      12 Weeks Ended           36 Weeks Ended
                                                  ----------------------   ----------------------
                                                    9/04/99     9/05/98      9/04/99     9/05/98
                                                  ----------  ----------   ----------  ----------
         U.S.                                     $   1,318   $   1,533    $   4,079   $   4,531
         International                                  494         488        1,432       1,419
                                                  ----------  ----------   ----------  ----------
                                                  $   1,812   $   2,021    $   5,511   $   5,950
                                                  ==========  ==========   ==========  ==========

                                                      Operating Profit; Interest Expense, Net;
                                                            and Income Before Income Taxes
                                                  -----------------------------------------------
                                                      12 Weeks Ended           36 Weeks Ended
                                                  ----------------------   ----------------------
                                                    9/04/99     9/05/98      9/04/99     9/05/98
                                                  ----------  ----------   ----------  ----------
         U.S.                                     $     207   $     207    $     598   $     523
         International                                   74          53          186         130
         Foreign exchange net gain (loss)                 1           2           (2)          2
         Unallocated and corporate expenses             (46)        (42)        (124)       (107)
         Facility actions net gain                      144          54          311         156
         Unusual (charges) credits                       (3)          5           (7)          5
                                                  ----------  ----------   ----------  ----------
         Total Operating Profit                         377         279          962         709
         Interest expense, net                           42          62          145         198
                                                  ----------  ----------   ----------  ----------
         Income Before Income Taxes               $     335   $     217    $     817   $     511
                                                  ==========  ==========   ==========  ==========


                                                    Identifiable Assets
                                                  ----------------------
                                                    9/04/99    12/26/98
                                                  ----------  ----------
         U.S.                                     $   2,591   $   2,942
         International                                1,520       1,447
         Corporate                                      142         142
                                                  ----------  ----------
                                                  $   4,253   $   4,531
                                                  ==========  ==========

                                                    Long-Lived Assets(a)
                                                  ----------------------
                                                    9/04/99    12/26/98
                                                  ----------  ----------
         U.S.                                     $   2,231   $   2,616
         International                                1,022       1,054
         Corporate                                       41          36
                                                  ----------  ----------
                                                  $   3,294   $   3,706
                                                  ==========  ==========

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

     In addition, we must pay a fee to PepsiCo for all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. This obligation ends at the time the instruments are released, terminated or replaced by a qualified letter of credit covering the full amount of contingencies under the letters of credit, guarantees and contingent liabilities. Our fee payments to PepsiCo during the third quarter and year-to-date 1999 were insignificant. We have also indemnified PepsiCo for any costs or losses it incurs with respect to these letters of credit, guarantees and contingent liabilities. We have not been required to make any payments under these indemnities.

     Under the Separation Agreement, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through the Spin-off date. PepsiCo also maintains full control and absolute discretion regarding common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through September 4,

     1999, there have not been any determinations made by PepsiCo where we would have reached a different determination.

     We have agreed to certain restrictions on future actions to help ensure that the Spin-off maintains its tax-free status. Restrictions include, among other things, limitations on the liquidation, merger or consolidation with another company, certain issuances and redemptions of our Common Stock, the granting of stock options and our sale, refranchising, distribution or other disposition of assets. If we fail to abide by these restrictions or to obtain waivers from PepsiCo and, as a result, the Spin-off fails to qualify as a tax-free reorganization, we will be obligated to indemnify PepsiCo for any resulting tax liability, which could be substantial. No payments under these indemnities have been required through the third quarter of 1999.

     Additionally, under the terms of the tax separation agreement, PepsiCo is entitled to the federal income tax benefits related to the exercise after the Spin-off of vested PepsiCo options held by our employees. We incur the payroll taxes related to the exercise of these options.

     Other Commitments and Contingencies
     ------------------------------------

     We were directly or indirectly contingently liable in the amounts of $376 million and $327 million at September 4, 1999 and December 26, 1998, respectively, for certain lease assignments and guarantees. In connection with these contingent liabilities, after the Spin-off we were required to maintain cash collateral balances at certain institutions of approximately $30 million, which are included in Other Assets in the accompanying Condensed Consolidated Balance Sheet. At September 4, 1999, $295 million represented contingent liabilities to lessors as a result of our assigning our interest in and obligations under real estate leases as a condition to the refranchising of Company restaurants. The $295 million represented the present value of the minimum payments under the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $433 million. The balance of the contingent liabilities primarily reflected our guarantees to support financial arrangements of certain unconsolidated affiliates and restaurant franchisees.

     Effective August 16, 1999, we made changes to our U.S. and portions of our International property and casualty loss programs which we believe will reduce our annual property and casualty costs. Under the new program, we bundled our risks for casualty losses, property losses and most other insurable risks into one risk pool with a single large retention limit. In aggregate, the annual risk we are retaining will still be approximately equal to the sum of the estimated annual self-insured retention amounts under the per occurrence or aggregate limits of our previously existing insurance agreements. Based on our history of property and casualty losses, the new program should result in lower annual costs in most years due to lower premium costs. However, since all of these risks have been pooled and there are no per occurrence limits for individual claims, it is possible that we may experience increased volatility in property and casualty losses on a quarter to quarter basis. This would occur if an individual large loss is incurred either early in a program year or when the latest actuarial projection of losses for a program year is significantly below our aggregate loss retention. A large loss is defined as a loss in excess of $2 million which was our predominate per occurrence casualty loss limit under our previous insurance program.

     Prior to August 16, 1999, we were effectively self-insured for most of our casualty losses, subject to per occurrence and annual aggregate liability limitations. Prior to the Spin-off, we participated with PepsiCo in a guaranteed cost program for certain casualty loss coverages in 1997.

     Under both our old and new programs, we have determined our liabilities for casualty losses, including reported and incurred but not reported claims, based on information provided by our independent actuary. Effective August 16, 1999, property losses are also included in our actuary's valuation. Prior to that date, property losses were not included in our actuary's valuation.

     In July 1998, we entered into severance agreements with certain key executives which would be triggered by a termination, under certain conditions, of the executive following a change in control of the Company, as defined in the agreements. Once triggered, the affected executives would receive twice the amount of their annual base salary and their annual incentive in a lump sum, outplacement services and a tax gross-up for any excise taxes. The agreements expire December 31, 2000. Since the timing of any payments under these agreements cannot be anticipated, the amounts are not estimable. However, these payments, if required, could be substantial. In connection with the execution of these agreements, the Compensation Committee of our Board of Directors has authorized amendment of the deferred and incentive compensation plans and, following a change in control, an establishment of rabbi trusts which will be used to provide payouts under these deferred compensation plans.

     We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Like some other large retail employers, Pizza Hut and Taco Bell recently have been faced in a few states with allegations of purported class-wide wage and hour violations.

     On May 11, 1998, a purported class action lawsuit against Pizza Hut, Inc., and one of its franchisees, PacPizza, LLC, entitled Aguardo, et al. v. Pizza Hut, Inc., et al. ("Aguardo"), was filed in the Superior Court of the State of California of the County of San Francisco. The lawsuit was filed by three former Pizza Hut restaurant general managers purporting to represent approximately 1,300 current and former California restaurant general managers of Pizza Hut and PacPizza. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and vacation pay and seeks an unspecified amount in damages. This lawsuit is in the early discovery phase. A hearing date on class action status has been set for October 28, 1999.

     On October 2, 1996, a class action lawsuit against Taco Bell Corp., entitled Mynaf, et al. v. Taco Bell Corp. ("Mynaf"), was filed in the Superior Court of the State of California of the County of Santa Clara. The lawsuit was filed by two former restaurant general managers and two former assistant restaurant general managers purporting to represent all current and former Taco Bell restaurant general managers and assistant restaurant general managers in California. The lawsuit alleges violations of California wage and hour laws involving unpaid overtime wages. The complaint also includes an unfair business practices claim. The four named plaintiffs claim individual damages ranging from $10,000 to $100,000 each. On September 17, 1998, the court certified a class of approximately 3,000 current and former assistant restaurant general managers and restaurant general managers. Taco Bell petitioned the appellate court to review the trial court's certification order. The petition was denied on December 31, 1998. Taco Bell then filed a petition for review with the California Supreme Court, and the petition was subsequently denied. Class notices were mailed on August 31, 1999 to over 3,400 class members. Discovery has commenced, and a trial date has been set for July 10, 2000.

     Plaintiffs in the Aguardo and Mynaf lawsuits seek damages, penalties and costs of litigation, including attorneys' fees, and also seek declaratory and injunctive relief. We intend to vigorously defend these lawsuits. However, the outcome of these lawsuits cannot be predicted at this time. We believe that the ultimate liability, if any, arising from these claims or contingencies is not likely to have a material adverse effect on our annual results of operations, financial condition or cash flows. It is, however, reasonably possible that if an unfavorable final ruling were to occur in any specific period it could be material to our year-over-year growth in earnings in the quarter and year recorded.

     On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. ("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has currently paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. The lawsuit is in the discovery and pre-trial motions phase. A trial date of November 2, 1999 has been set.

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

9.   Subsequent Event

     On September 23, 1999, our Board of Directors authorized a stock repurchase plan. The plan authorizes us to repurchase a total of up to $350 million of our outstanding Common Stock. Based on market conditions and other factors, repurchases may be made from time to time in the open market or through privately negotiated transactions, at the discretion of the Company.

Management's Discussion and Analysis
of Financial Condition and Results of Operations


Introduction

     TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON," the "Company," "we" or "us") became an independent, publicly owned company on October 6, 1997 (the "Spin-off Date") via a tax free distribution of our Common Stock (the "Distribution" or "Spin-off") to the shareholders of our former parent, PepsiCo, Inc. ("PepsiCo"). TRICON is comprised of the worldwide operations of KFC, Pizza Hut and Taco Bell. The Spin-off marked our beginning as a company focused solely on the restaurant business and our three well-recognized concepts, which together have more retail units worldwide than any other single quick service restaurant ("QSR") company. The following Management's Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements which begin on page 3, the Cautionary Statements on page 38 and our annual report on Form 10-K for the fiscal year ended December 26, 1998 ("1998 Form 10-K"). All Note references herein refer to the accompanying notes to the Condensed Consolidated Financial Statements.

     In our discussion volume is the estimated dollar effect of the year-over-year change in customer transaction counts from existing and new products. Effective net pricing includes the estimated increases/decreases in price and the effect of changes in product mix. Portfolio effect represents the estimated impact on revenue, restaurant margin, general and administrative expenses or operating profit related to our refranchising initiative and closure of stores. System sales represents our combined sales of Company, joint ventured, franchised and licensed units. Where actual sales data is not reported, our franchised and licensed unit sales are estimated. Ongoing operating profit represents our operating profit excluding the impact of accounting changes, facility actions net gain and unusual items. NM in any table indicates that the percentage is not considered meaningful. B(W) in any table means % better (worse). Tabular amounts are displayed in millions except per share and unit count amounts, or as specifically identified. In addition, throughout our discussion, we use the terms restaurants, units and stores interchangeably.

     The following factors impacted comparability of operating performance in the quarter and year-to-date ended September 4, 1999 and could impact the remainder of 1999. Certain of these factors were previously discussed in our 1998 Form 10-K and our first and second quarter 1999 Forms 10-Q.

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

     The pace of ultimate consumer acceptance of and our competitors' responses to the Euro are currently unknown and may impact our existing plans. However, we know that, from a competitive perspective, we will be required to assess the impacts of product price transparency, potentially revise product bundling strategies and create Euro-friendly price points prior to 2002. We do not believe that these activities will have sustained adverse impacts on our businesses. Although the Euro does offer certain benefits to our treasury and procurement activities, these are not currently anticipated to be significant.

     We currently anticipate that our suppliers and distributors will continue to invoice us in legacy currencies until late 2001. We expect to begin dual pricing in our restaurants in 2001. We expect to compensate employees in Euros beginning in 2002. We believe that the most critical activity regarding the conversion for our businesses is the completion of the rollout of Euro-ready point-of-sale equipment and software by the end of 2001. Our current plans should enable us to be Euro-compliant prior to the requirements for these changes. Any delays in our ability to complete our plans, or in the ability of our key suppliers to be Euro-compliant, could have a material adverse impact on our results of operations, financial condition or cash flows.

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

     The phases of our plan - awareness, assessment, remediation, testing and implementation - are currently expected to cost approximately $68 to $71 million from 1997 through completion in 2000. As discussed in our second quarter 1999 Form 10-Q, this estimate is higher than our estimate of $62 to $65 million disclosed in our 1998 Form 10-K. Our estimate was increased by the cost of additional resources needed in the remediation and testing phases and higher than estimated personnel costs, including retention incentives for critical personnel. Our plan contemplates our own IT/ET as well as assessment and contingency planning relative to Year 2000 business risks inherent in our material third party relationships. The total cost represents less than 20% of our total estimated information technology related expenses over the plan period. We have incurred approximately $58 million from inception of planned actions through September 4, 1999 of which approximately $23 million has been incurred during 1999 ($5 million in the third quarter). We expect to incur approximately $31 million in 1999 with some additional problem resolution spending in 2000. We expect to fund all costs related to our Year 2000 plan through cash flows from operations.

     IT/ET State of Readiness - We have completed our inventory process of hardware (including desktops), software (third party and internally developed) and embedded technology applications (collectively "IT/ET applications" as defined below). However, as we progress through the phases of our plan, we continue to refine and improve our process to track the status and classification of our new and existing IT/ET applications. In the third quarter of 1999, we began excluding applications that have been retired from the table below. These applications were previously included in the "Not Compliant" category. We have updated the amounts presented in the application tables presented below to reflect the most current status. In addition, we have implemented monitoring procedures designed to insure that new IT/ET investments are Year 2000 compliant.

     Based on this inventory, we identified the critical IT/ET applications and are in the process of determining the Year 2000 compliance status of these applications through third party vendor inquiry or internal processes. We have substantially completed the conversion (which includes replacement and remediation) and unit testing of the majority of critical U.S. systems. As disclosed in our 1998 Form 10-K, we extended our original timeline to late summer for approximately ten critical systems. We have now completed remediation and unit testing on seven of these systems. We still expect to be able to convert, consolidate or replace the remaining systems in the late fall. This timetable reflects certain delays attributable to identified incremental complexities of the remediation processes as well as slippage in the execution of our remediation plan. Further delays on these efforts or additional slippage could be detrimental to our overall state of readiness. We have made considerable progress on our international IT/ET conversion efforts of critical applications. Our current plans call for timely conversion of critical international systems primarily to compliant versions of unmodified third party applications which are predominant in our international business. We will continue  to  closely  monitor  international  progress.  We expect to  continue integration testing on remediated, replaced and consolidated U.S. and international systems throughout 1999.

     The following table identifies by category and status the major identified IT/ET applications at September 4, 1999:

                                                  Remediated/    Not
     Category                         Compliant   In-Process   Compliant
     -------------------------------  ---------   ----------   ---------
     Third Party Developed Software       860         358         468

     Internally Developed Software        711         220          19

     Desktop                            1,564         889         834

     Hardware                           1,307         472         171

     ET                                 2,269         636         263
                                      ---------   ----------   ---------
                                        6,711       2,575       1,755
                                      =========   ==========   =========

Note:We  have  defined  the  term  applications  (as  used  in  this  Year  2000 discussion) to describe separately identifiable groups of programs, hardware or ET which can be both logically segregated by business purpose and separately unit tested as to performance of a single business function. Applications have been prioritized and are being remediated based on expected impact of non-remediation. "Compliant" applications include only those applications that are Year 2000 compliant and currently in production. Of the "Not Compliant" applications, a substantial number will either be retired or not supported in the future. The remainder of the "Not Compliant" applications will be remediated or replaced. All remaining critical applications which are not yet compliant are expected to be compliant prior to January 1, 2000. Some non-critical applications will not be remediated in the current year because the impact of their non-compliance is not expected to have a significant detrimental impact on key business processes. Additionally, we will not remediate applications if the benefits to be obtained from remediated application are outweighed by the costs, as in many instances with limited-use desktop applications or third party software. As of the end of the third quarter 61% of total applications were "Compliant". However, at that date approximately 73% of all applications considered critical were compliant. By definition, the applications in the internally developed software category require the most extensive internal remediation efforts. At the end of the third quarter, almost 80% of the critical internally developed software applications were "Compliant." Over two-thirds of the remaining applications are smaller international applications used within individual countries. The remediation, retirement or replacement of these applications is being addressed by multiple teams in the individual countries and is currently on track.

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

     We believe that our critical third party relationships can be subdivided generally into suppliers, banks, franchisees and other service providers (primarily data exchange partners). We completed an inventory of U.S. and international restaurant suppliers and have mailed letters requesting information regarding their Year 2000 status. We have collected the responses from the suppliers and have assessed their Year 2000 risks. Of approximately 500 suppliers considered critical, approximately 11% are high risk based on their responses and approximately 5% have not yet responded to inquiries to date. In partnership with a newly formed systemwide U.S. purchasing cooperative ("Unified Co-op"), which was described in our 1998 Form 10-K, we conducted site visits of select critical suppliers to further assess their Year 2000 readiness. With the assistance of the Unified Co-op, we are developing contingency plans for those U.S. suppliers that are not deemed Year 2000 compliant. These contingency plans will include sourcing by the Unified Co-op from alternate compliant suppliers where possible. This effort will continue throughout the fall. We also expect to develop contingency plans for the international suppliers that we believe have substantial Year 2000 operational risks within the same timeframe.

     In the first part of 1999, we completed the identification of our U.S. depository banks and the international banks responsible for processing restaurant deposits and disbursements ("Depository Banks"). We have sent letters or obtained other information regarding Year 2000 compliance information from our primary lending and cash management banks ("Relationship Banks") and our Depository Banks. We have obtained compliance information from substantially all of our Relationship Banks and critical Depository Banks. We are continuing to follow up with the non-critical Depository Banks that have not responded to our requests. In addition, we have developed general contingency plans designed to maintain liquidity and the ability to continue to process critical cash transactions.

     We have almost 1,200 U.S. and approximately 950 international franchisees. We have sent information to all U.S. and international franchisees regarding the business risks associated with Year 2000. In addition, we provided sample IT/ET project plans and a report of the compliance status of Company restaurants to the U.S. franchisees. At the end of the first quarter of 1999, we mailed letters to all U.S. franchisees requesting information regarding their Year 2000 status. During the second quarter, we obtained compliance information, including an inventory of their point-of-sale hardware and software, from approximately 75% of our U.S. franchisees. As a result of this survey, we held regional workshops and meetings during the third quarter to provide interested franchisees with additional information regarding general and specific Year 2000 readiness programs. We also sent the information packages to franchisees that did not attend the workshops. In addition, we contacted the major identified point-of-sale vendors to assist the franchise community in determining Year 2000 compliance of their in-store applications. Outside the U.S., our regional franchise offices solicited compliance information using surveys either by written request or by direct contact with our international franchisees. During the second quarter, we obtained compliance information from approximately 40% of these franchisees. Based on our review of the survey results, we conducted workshops or on-site meetings during the third quarter to provide interested international franchisees with additional information regarding general and specific Year 2000 readiness programs. This information was also sent to the international franchisees that did not participate in the workshops or meetings.

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

     The following table indicates by type of third party risk the status of the readiness process:

                                           Information     Information Not
                                             Received       Yet Received
                                           -----------     ---------------
     Suppliers                                   483              28
     Relationship Banks                           75               1
     Depository Banks                            672             141
     Data Exchange Service Providers             101              19
                                           -----------     ---------------
                                               1,331             189
                                           ===========     ===============

     Information received from third parties has been and will be considered in our contingency planning processes during the balance of 1999.

     The forward-looking nature and lack of historical precedent for Year 2000 issues present a difficult disclosure challenge. Only one thing is certain about the impact of Year 2000 - it is difficult to predict with certainty what truly will happen after December 31, 1999. We have based our Year 2000 costs and timetables on our best current estimates, which we derived using numerous assumptions of future events including the continued availability of certain resources and other factors. However, we cannot guarantee that these estimates will be achieved and actual results could differ materially from our plans. Given our best efforts and execution of remediation, replacement and testing, it is still possible that there will be disruptions and unexpected business problems during the early months of 2000. We anticipate making diligent, reasonable efforts to assess Year 2000 readiness of our critical business partners and expect to ultimately develop contingency plans for business critical systems prior to the end of 1999. However, we are heavily dependent on the continued normal operations of not only our key suppliers of beverage products, chicken, cheese, beef, tortillas and other raw materials and our major food and supplies distributor, but also on other entities such as lending, depository and disbursement banks and third party administrators of our benefit plans. Despite our diligent preparation, unanticipated third party failures, general public infrastructure failures or our failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial condition or cash flows in 1999 and beyond. Inability of our larger franchisees to remit franchise fees on a timely basis or lack of publicly available hard currency or credit card processing capability supporting our retail sales stream could also have material adverse impact on our results of operations, financial condition or cash flows.

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

     Required Changes in GAAP- As more fully described in Note 4, we adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." For the quarter and year-to-date, we capitalized approximately $4 million and $9 million, respectively, of internal software development costs and of third party software costs that we would have previously expensed. The majority of the software being developed is not yet ready for its intended use and, therefore, is not currently being amortized. In our 1999 second quarter Form 10-Q, we estimated for the full year 1999 we would capitalize approximately $15 million of internal software development and third party software costs previously expensed. In the third quarter, we revised our estimate for the full year to $14 million. The remaining impact of this change will be recognized in the fourth quarter.

     In addition, we adopted Emerging Issues Task Force Issue No. 97-11 ("EITF 97-11"), "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," upon its issuance in March 1998. In the first quarter of 1999, we also made a discretionary policy change limiting the types of costs eligible for capitalization to those direct cost types described as capitalizable under SOP 98-1. This change unfavorably impacted operating profit by an insignificant amount in the quarter and approximately $3 million year-to-date. In our 1999 second quarter Form 10-Q, we estimated our combined full year impact due to the change to be approximately $4 million. We have revised our full year estimate to $3 million.

     To conform to the Securities and Exchange Commission's April 23, 1998 letter interpretation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," our store closure accounting policy was changed in 1998. Prior to April 23, 1998, we recognized store closure costs and generally suspended depreciation and amortization when we decided to close a restaurant within the next twelve months. Effective for closure decisions made on or subsequent to April 23, 1998, we recognize store closure costs when we have closed the restaurant within the same quarter the closure decision is made. When we decide to close a restaurant beyond the quarter in which the closure decision is made, it is reviewed for impairment. The impairment evaluation is based on the estimated cash flows from continuing use until the expected date of disposal plus the expected terminal value. If the restaurant is not fully impaired, we continue to depreciate the assets over their estimated remaining useful life. In our 1999 second quarter Form 10-Q, we estimated the change would result in additional depreciation and amortization of approximately $6 million. Based on refined estimates, the impact through April 23, 1999 from this change was approximately $3 million of additional depreciation and amortization.

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

     In addition, as more fully described in Note 4, we changed our method of determining the pension discount rate to better reflect the assumed investment strategies we would most likely use to invest any short-term cash surpluses. The pension discount methodology change resulted in a favorable impact of approximately $1 million and $4 million to quarter and year-to-date operating profit, respectively. Consistent with our 1999 second quarter Form 10-Q estimate, the change in methodology will favorably impact 1999 operating profit by approximately $6 million. The remaining impact of $2 million will be recognized in the fourth quarter.

     Human Resource and Accounting Standardization Programs - In the first quarter of 1999, we began the standardization of our U.S. personnel practices. As noted in our 1998 Form 10-K, most of these changes are not expected to have a significant impact on our operating profit. By the end of 1999, our vacation policies will be fully conformed to a fiscal-year based, earn-as-you-go, use-or-lose policy. Previously, we believed the changes would be phased in over a two-year implementation period. We now estimate the change will provide a one-time favorable increase in our 1999 operating profit of approximately $10 million. This estimate is subject to our final determination relating to special one-time buyout provisions, incremental costs of vacation replacement labor and required carryover to 2000 in certain states, primarily California. We previously disclosed the reduction could have been as much as $20 million; however, due to the adoption in the current year of a new transitional policy relating to buyout provisions for certain employees, that estimate has been reduced. At this time, the number of employees to be offered buyout or extension has been estimated; this estimate will be adjusted based on a final determination which will be made in the fourth quarter. The increase in our third quarter and year-to-date operating profit related to this change was approximately $1 million and $5 million, respectively. The estimated remaining impact of approximately $5 million will be recognized in the fourth quarter. We currently estimate that standardizing our accounting practices, which includes our vacation policy change described above, will favorably impact our 1999 operating profit by approximately $9 million.

     The estimated impact of the above described and other insignificant accounting changes is summarized below:

                        12 Weeks       36 Weeks
                         Ended          Ended        Full Year
                        9/04/99        9/04/99        Estimate
                      ----------     ----------    ------------
GAAP                  $      3       $       4     $       8
Methodology                  2              13            14
Standardization              -               4             9
                      ----------     ----------    ------------
Pre-tax               $      5       $      21     $      31
                      ==========     ==========    ============
After-tax             $      3       $      13     $      19(a)
                      ==========     ==========    ============
Per diluted share     $   0.02       $    0.08     $    0.12(a)
                      ==========     ==========    ============

(a) On a pro forma basis; the after-tax and per diluted share amounts were calculated assuming the same effective tax rate and diluted shares in use as of September 4, 1999.

     Additional Factors Disclosed in our 1998 Form 10-K Expected to Impact 1999 Comparisons with 1998
     ---------------------------------------------------------------------------

     In the fourth quarter of 1998, we incurred severance and other exit costs related to strategic decisions to streamline the infrastructure of our international businesses. We disclosed in our 1999 second quarter Form 10-Q that we expected to incur approximately $8 million of additional costs related to this initiative in 1999. We currently estimate we will incur approximately $5 million throughout 1999. Our estimate has been revised to reflect lower severance and relocation costs expected to be incurred. Year-to-date, we have incurred $2 million related to these planned actions.

     As disclosed in our 1999 second quarter Form 10-Q, certain cost recovery agreements related to shared facilities with Ameriserve and PepsiCo were terminated in the latter part of 1998. As a result, our general, administrative and other expenses were unfavorably impacted by $1 million and $6 million in the quarter and year-to-date, respectively. The remaining year-over-year change in general, administrative and other expenses resulting from the termination of these contracts of approximately $2 million will impact our fourth quarter comparisons.

     We are phasing in certain structural changes to our Executive Income Deferral Program ("EID") during 1999 and 2000. One such 1999 change requires all payouts under the program related to TRICON stock to be made only in our Common Stock versus payouts in cash or Common Stock at our option. For 1999, this restriction applies only if the participant's original deferrals were invested in discounted stock units of our Common Stock. Previously, for accounting purposes, we were required to assume the payment was to be made in cash. As a result of this change, we no longer expense the appreciation, if any, attributable to the investments in these discounted stock units. We expensed approximately $3 million and $5 million in appreciation for the quarter and year-to-date 1998, respectively. For the full year 1998, we expensed approximately $10 million in appreciation.

     Additional Factors Affecting 1999 Comparisons with 1998
     -------------------------------------------------------

     Effective August 16, 1999, we made changes to our U.S. and portions of our International property and casualty loss programs which we believe will reduce our annual property and casualty costs. Under the new program, we bundled our risks for casualty losses, property losses and most other insurable risks into one risk pool with a single large retention limit. In aggregate, the annual risk we are retaining will still be approximately equal to the sum of the estimated annual self-insured retention amounts under the per occurrence or aggregate limits of our previously existing insurance agreements. Based on our history of property and casualty losses, the new program should result in lower annual costs in most years due to lower premium costs. However, since all of these risks have been pooled and there are no per occurrence limits for individual claims, it is possible that we may experience increased volatility in property and casualty losses on a quarter to quarter basis. This would occur if an individual large loss is incurred either early in a program year or when the latest actuarial projection of losses for a program year is significantly below our aggregate loss retention. A large loss is defined as a loss in excess of $2 million which was our predominant per occurrence casualty loss limit under our previous insurance programs.

     Prior to August 16, 1999, we were effectively self-insured for most of our casualty losses, subject to per occurrence and annual aggregate liability limitations. Prior to the Spin-off, we participated with PepsiCo in a guaranteed cost program for certain casualty loss coverages in 1997.

     Under both our old and new programs, we have determined our liabilities for casualty losses, including reported and incurred but not reported claims, based on information provided by our independent actuary. Effective August 16, 1999, property losses are also included in our actuary's valuation. Prior to that date, property losses were not included in our actuary's valuation.

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

     Based on our independent actuary's valuation received in the first quarter of 1999, we recognized approximately $21 million of favorable adjustments to our self-insured casualty loss reserves in the first quarter. These adjustments resulted primarily from improved loss trends related to our 1998 casualty losses across all three of our U.S. operating companies. We believe the favorable adjustments are a direct result of our investment in safety and security programs to better manage risk at the store level. We are unable to reliably estimate the impact of our second 1999 actuarial valuation, which we expect to receive in the fourth quarter. We recognized $23 million of favorable casualty-related adjustments in 1998, all of which were recorded in the fourth quarter. In 1997, we recognized favorable adjustments of approximately $18 million to our casualty loss expense, primarily in the second quarter. The 1998 and 1997 favorable adjustments included both actuarial and insurance-related components. We are prospectively reducing our 1999 casualty loss estimates to the actuary's last estimate, which reflected our improved loss trends.

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

     Our quarter and year-to-date operating profit, compared to 1998, were favorably impacted by an increase in rebates from our suppliers of beverage products ("beverage rebates"). These increased beverage rebates reflect new contracts, more favorable contract terms and retroactive beverage rebates recognized and recorded in 1999 of approximately $1 million and $7 million in the quarter and year-to-date, respectively, relating to 1998.

     Unusual Charges (Credits)
     -------------------------

     We had unusual charges of $3 million ($3 million after-tax) and $7 million ($5 million after-tax) in the quarter and year-to-date 1999, respectively, compared to unusual credits of $5 million ($3 million after-tax) in both the quarter and year-to-date in the prior year. Unusual charges in the third quarter and year-to-date 1999 primarily consisted of the following: (1) additional costs of defending the wage and hour litigation, as more fully described in Note 8;
(2) additional severance and other exit costs related to strategic decisions to streamline the infrastructure of our international business, as more fully described on page 21; and (3) the impairment of enterprise-level goodwill in one of our international businesses. Unusual credits in the third quarter and year-to-date 1998 included the reversal of certain reserves relating to better-than-expected proceeds from the sale of properties and settlement of lease liabilities associated with properties retained upon the sale of non-core businesses in 1997.

     1997 Fourth Quarter Charge
     --------------------------

     In the fourth quarter of 1997, we recorded a $530 million unusual charge ($425 million after-tax). The charge included estimates for (1) costs of closing stores, primarily at Pizza Hut and internationally; (2) reduction to fair market value, less costs to sell, of the carrying amounts of certain restaurants we intended to refranchise; (3) impairment of certain restaurants intended to be used in the business; (4) impairment of certain joint venture investments to be retained; and (5) costs of related personnel reductions. Of the $530 million charge, approximately $401 million related to asset writedowns and approximately $129 million related to liabilities, primarily occupancy-related costs and, to a much lesser extent, severance. The liabilities were expected to be settled from cash flows provided by operations. Through September 4, 1999, the amounts utilized apply only to the actions covered by the charge. As indicated in our second quarter 1999 Form 10-Q, we will continue to re-evaluate our prior estimates of fair market value of units to be refranchised or closed throughout 1999. We anticipate the actions covered by the charge will be substantially complete at the end of 1999. Primarily based on decisions to retain stores originally expected to be disposed of and better-than-expected proceeds from refranchisings, we reversed $6 million ($3 million after-tax) and $10 million ($6 million after-tax) in the third quarter and year-to-date 1999, respectively, of the charge. These reversals increased our facility actions net gain by $5 million and $9 million in the quarter and year-to-date, respectively, and decreased our unusual charges by approximately $1 million both in the quarter and year-to-date. Largely as a result of decisions to retain certain stores originally expected to be disposed of, better-than-expected proceeds from refranchising and favorable lease settlements on certain closed store leases, we have reversed in total $75 million of the charge during 1998 and through the third quarter of 1999.

     Our ongoing operating profit includes benefits from the suspension of depreciation and amortization of approximately $3 million ($2 million after-tax) and $8 million ($5 million after-tax) in the third quarter of 1999 and 1998, respectively, and approximately $9 million ($6 million after-tax) and $25 million ($16 million after-tax) in the year-to-date 1999 and 1998, respectively. The short-term benefits from depreciation and amortization suspension related to stores that were operating at the end of the respective periods will cease when the stores are refranchised or closed.

     Although we originally expected to refranchise or close all 1,392 units included in the original charge by year-end 1998, the disposal of 531 units was delayed. We expect to dispose of the remaining units during 1999. Below is a summary of activity through the third quarter of 1999 related to the remaining units from the 1997 fourth quarter charge:


                                 Units Expected to be    Total Units
                                Closed    Refranchised    Remaining
                                ------    ------------   -----------
Units at December 26, 1998        123          408           531
Units disposed of                 (73)        (215)         (288)
Units retained                    (17)         (10)          (27)
Change in method of disposal      (18)          18             -
Other                               5          (13)           (8)
                                ------    ------------   -----------
Units at September 4, 1999         20          188           208
                                ======    ============   ===========

     Below is a summary of the 1999 activity related to our asset valuation allowances and liabilities recognized as a result of the 1997 fourth quarter charge:

                                             Asset
                                           Valuation
                                           Allowances   Liabilities    Total
                                          -----------  ------------  --------
Remaining balance at December 26, 1998    $     97     $     44      $   141
Amounts used                                   (39)         (20)         (59)
(Income) expense impacts:
  Completed transactions                         -            1            1
  Decision changes                              (5)          (2)          (7)
  Estimate changes                              (6)           2           (4)
Other                                            4           (1)           3
                                          -----------  ------------  --------
Remaining balance at September 4, 1999    $     51     $     24      $    75
                                          ===========  ============  ========

     We believe that the remaining amounts are adequate to complete our current plan of disposal. However, actual results could differ from our estimates.

     Store Portfolio Perspectives
     ----------------------------

     For the last several years, we have been strategically reducing our share of total system units by selling Company restaurants to existing and new franchisees where their expertise can be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and International markets. As discussed in our 1998 Form 10-K, we believed that by the end of 1999, we would have 16 primary International equity markets. Due to delays in refranchising certain markets, we now believe that we will end 1999 with approximately 20 equity markets. This portfolio-balancing activity has reduced, and will continue to reduce, our reported revenues and restaurant profits and increase the importance of system sales as a key performance measure. We expect that the loss of restaurant level profits from the disposal of these stores will be mitigated by increased franchise fees from stores refranchised, lower field general and administrative expenses and reduced interest costs due to the reduction of debt from the after-tax cash proceeds from our refranchising activities.

     We currently estimate that our 1999 refranchising gains will significantly exceed our prior year gains. We expect the impact of refranchising gains to decrease over time as we approach a Company/franchise ratio more consistent with that of our major competitors.

     The following table summarizes the refranchising activities for the quarter and year-to-date 1999 and 1998:

                                     12 Weeks Ended           36 Weeks Ended
                                  ---------------------   --------------------
                                   9/04/99    9/05/98       9/04/99   9/05/98
                                  --------  -----------   ---------  ---------

Number of units refranchised           507       328(a)       1,138       931(a)
Refranchising proceeds, pre-tax   $    327  $    218      $     724  $    508
Refranchising net gain, pre-tax   $    154  $     64      $     332  $    172

(a) Reporting errors by certain of our international operating companies resulted in overstatements in our prior year reported unit activity. These reporting errors had no effect on the beginning or ending unit count. The correct 1998 unit activity will be reported in future filings where appropriate.

     In addition to our refranchising program, we have been closing restaurants over the past several years. Restaurants closed include poor performing restaurants, restaurants that are relocated to a new site within the same trade area or Pizza Hut U.S. delivery units consolidated with a new or existing dine-in traditional store which has been remodeled to provide dine-in, carry-out and delivery services within the same trade area.

     The following table summarizes store closure activities for the quarter and year-to-date 1999 and 1998:

                              12 Weeks Ended           36 Weeks Ended
                           -----------------------   -----------------------
                            9/04/99     9/05/98       9/04/99     9/05/98
                           ---------   -----------   ---------  ------------

Number of units closed           40          64(a)        186         391(a)
Store closure costs        $      2    $     10      $      2   $       8

(a) Reporting errors by certain of our international operating companies resulted in overstatements in our prior year reported unit activity. These reporting errors had no effect on the beginning or ending unit count. The correct 1998 unit activity will be reported in future filings where appropriate.

     Our overall Company ownership percentage (including joint ventured units) of our total system units decreased by 4 percentage points from year-end 1998 and by 10 percentage points from year-end 1997 to 28% at September 4, 1999.

Worldwide Results of Operations

                                              12 Weeks Ended                          36 Weeks Ended
                                          -------------------------               ------------------------
                                            9/04/99       9/05/98      % B(W)       9/04/99       9/05/98        % B(W)
                                          ------------  ----------     ------     ------------  ----------       ------
SYSTEM SALES                              $   5,086     $   4,905         4       $  14,894     $  14,198           5
                                          ============  ==========                ============  ==========
REVENUES
Company sales                             $   1,639     $   1,869       (12)      $   5,024     $   5,526          (9)
Franchise and license fees                      173           152        15             487           424          15
                                          ------------  ----------                ------------  ----------
  Total Revenues                          $   1,812     $   2,021       (10)      $   5,511     $   5,950          (7)
                                          ============  ==========                ============  ==========
COMPANY RESTAURANT MARGIN                 $     260     $     276        (6)      $     790     $     739           7
                                          ============  ==========                ============  ==========
    % of Company sales                        15.9%         14.8%      1.1 ppts.      15.7%         13.4%       2.3 ppts.
                                          ============  ==========                ============  ==========
Operating profit before facility
  actions net gain and unusual items      $     236(a)  $     220         8       $     658(a)  $     548          20
Facility actions net gain                       144            54        NM             311           156          NM
Unusual (charges) credits                        (3)            5        NM              (7)            5          NM
                                          ------------  ----------                ------------  ----------
Operating profit                                377(a)        279        35             962(a)        709          36
Interest expense, net                            42            62        31             145           198          27
Income tax provision                            138            89       (56)            335           217         (55)
                                          ------------  ----------                ------------  ----------
Net Income                                $     197     $     128        54       $     482     $     294          64
                                          ============  ==========                ============  ==========

Diluted earnings per share                $    1.23     $    0.82        51         $    2.99     $    1.89        58
                                          ============  ==========                ============  ==========

(a) Includes favorable accounting changes of approximately $5 million and $21 million in the quarter and year-to-date, respectively.

--------------------------------------------------------------------------------

Worldwide Restaurant Unit Activity

                                                 Joint
                                   Company      Ventured     Franchised    Licensed    Total
                                 ------------   ----------   -----------   --------   --------
 Balance at December 26, 1998       8,397        1,120         16,650        3,596     29,763
 New Openings & Acquisitions(a)       159           47            545          380      1,131
 Refranchising & Licensing         (1,138)          (1)         1,140           (1)         -
 Closures and Divestitures(a)        (186)         (14)          (334)        (560)    (1,094)
                                 ============   ==========   ===========   ========   ========
 Balance at September 4, 1999       7,232(b)     1,152(b)      18,001        3,415     29,800
                                 ============   ==========   ===========   ========   ========

(a)  Company  new  openings  and   acquisitions   and  franchise   closures  and
     divestitures include 9 International stores acquired by the Company from franchisees.

(b) Includes 58 Company and 4 Joint Ventured units approved for closure, but not yet closed at September 4, 1999 of which 20 were included in our 1997 fourth quarter charge.

--------------------------------------------------------------------------------

Worldwide System Sales and Revenues

     System sales increased $181 million or 4% and $696 million or 5% in the quarter and year-to-date, respectively. Excluding the favorable impact from foreign currency translation, system sales increased $131 million or 3% and $636 million or 4% in the quarter and year-to-date. The improvement in the quarter and year-to-date was driven by new unit development, led by TRICON Restaurants International ("TRI" or "International") and U.S. Taco Bell franchisees. The increase was partially offset by store closures, primarily at TRI and Pizza Hut. For the quarter, same store sales growth was flat. In addition to the factors described above, year-to-date system sales were also positively impacted by same store sales growth at Pizza Hut and TRI.

     Revenues decreased $209 million or 10% and $439 million or 7% in the quarter and year-to-date, respectively. As expected, Company sales decreased $230 million or 12% and $502 million or 9% in the quarter and year-to-date, respectively. The decline in Company sales for the quarter and year-to-date was primarily due to the portfolio effect, partially offset by new unit development and favorable effective net pricing. In addition, the decrease in third quarter Company sales was due to volume declines both in the U.S. and International. On a year-to-date basis, Company sales were favorably impacted by volume increases led by Pizza Hut's "The Big New Yorker" and in our International businesses. Franchise and license fees increased $21 million or 15% and $63 million or 15% in the quarter and year-to-date, respectively. The increase in the quarter and year-to-date was driven by units acquired from us and new unit development, partially offset by store closures. Our year-to-date improvement also benefited from estimated franchisee same store sales growth.

Worldwide Company Restaurant Margin

                                           12 Weeks Ended         36 Weeks Ended
                                        --------------------   --------------------
                                         9/04/99    9/05/98     9/04/99    9/05/98
                                        ---------  ---------   ---------  ---------
Company sales                             100.0%     100.0%      100.0%     100.0%
Food and paper                             31.3       31.7        31.4       31.9
Payroll and employee benefits              27.3       28.0        27.7       29.1
Occupancy and other operating expenses     25.5       25.5        25.2       25.6
                                        ---------  ---------   ---------  ---------
Company restaurant margin                  15.9%      14.8%       15.7%      13.4%
                                        =========  =========   =========  =========

     Our restaurant margin as a percentage of sales grew approximately 105 basis points in the third quarter as compared to the same period in 1998. Portfolio effect contributed approximately 50 basis points to our improvement. The previously disclosed accounting changes were insignificant to our third quarter growth. Excluding the portfolio effect, our third quarter restaurant margin grew approximately 55 basis points. The improvement in restaurant margin was primarily attributable to effective net pricing in excess of cost increases, primarily labor in the U.S. Restaurant margin also benefited from improved cost management in both the U.S. and key International equity markets. Volume declines primarily at Taco Bell and KFC in the U.S. significantly offset the improvement.

     Our restaurant margin as a percentage of sales grew approximately 230 basis points year-to-date as compared to the same period in 1998. Portfolio effect contributed approximately 40 basis points and accounting changes contributed approximately 15 basis points. Excluding the portfolio effect and accounting changes, our year-to-date restaurant margin grew approximately 175 basis points. In addition to the factors affecting our quarterly comparison, our year-to-date restaurant margin included approximately 40 basis points related to favorable actuarial adjustments in the first quarter, primarily for 1998 casualty losses, arising from improved casualty loss trends across all three of our U.S. operating companies. See pages 22-23 for additional information regarding the actuarial adjustments. Restaurant margin also benefited from improved cost management both in the U.S. and key International equity markets.

Worldwide General, Administrative and Other Expenses ("G&A")

     G&A decreased $11 million or 6% and increased $4 million or 1% in the quarter and year-to-date, respectively, and included the following:

                                           12 Weeks Ended                   36 Weeks Ended
                                        --------------------             --------------------
                                         9/04/99    9/05/98    % B(W)     9/04/99    9/05/98    % B(W)
                                        ---------  ---------   ------    ---------  ---------   -------
General & administrative expenses       $    202   $    214       6      $    630   $    630       -
Equity income from investments in
  unconsolidated affiliates                   (4)        (4)      -           (13)       (13)      -
Foreign exchange net (gain) loss              (1)        (2)     NM             2         (2)     NM
                                        ---------  ---------             ---------  ---------
                                        $    197   $    208       6      $    619   $    615      (1)
                                        =========  =========             =========  =========

     Excluding the favorable impact of accounting changes of $5 million and $13 million in the quarter and year-to-date, respectively, G&A decreased $6 million or 4% and increased $17 million or 3% in the quarter and year-to-date, respectively. For the quarter, the favorable impacts of our portfolio effect, our fourth quarter 1998 decision to streamline our international business and the absence of costs associated with relocating our operations located in Wichita, Kansas in 1998 were partially offset by higher strategic and other corporate expenses. In addition to the items described above, higher spending on biennial meetings to support our culture initiatives, system standardization investment and Year 2000 spending and the absence of favorable cost recovery agreements with Ameriserve and PepsiCo that were terminated in 1998 resulted in a modest increase in G&A year-to-date. Our 1999 G&A included Year 2000 spending of approximately $5 million and $23 million in the quarter and year-to-date, respectively, as compared to $6 million and $19 million in prior year quarter and year-to-date, respectively.

Worldwide Facility Actions Net Gain

                                                 12 Weeks Ended            36 Weeks Ended
                                             -----------------------    ---------------------
                                               9/04/99      9/05/98      9/04/99     9/05/98
                                             -----------  ----------   -----------  ---------
Refranchising gains, net                     $    154     $      64    $    332     $    172
Store closure costs                                (2)          (10)         (2)          (8)
Impairment charges for stores that will
 continue to be used in the business               (3)            -         (10)          (8)
Impairment charge for stores to be closed
 in the future                                     (5)            -          (9)           -
                                             -----------  ----------   -----------  ---------
Facility actions net gain                    $    144(a)  $      54    $    311(a)  $    156
                                             ===========  ==========   ===========  =========

(a) Includes favorable adjustments to our 1997 fourth quarter charge of approximately $5 million and $9 million for the quarter and year-to-date, respectively, relating to decisions to retain certain stores originally expected to be closed or refranchised and better-than-expected proceeds from refranchising.

     Refranchising net gain included initial franchise fees of $16 million and $10 million for the 12 weeks ended September 4, 1999 and September 5, 1998, respectively, and $35 million and $29 million for the 36 weeks ended September 4, 1999 and September 5, 1998, respectively. The refranchising net gain arose from refranchising 507 and 328 units in the third quarter of 1999 and 1998, respectively, and 1,138 and 931 units for year-to-date 1999 and 1998, respectively. See pages 24-25 for more details regarding our refranchising activities.

     We evaluate stores that will continue to be used in the business for impairment on a semi-annual basis or when impairment indicators exist. Stores that will be closed in the quarter beyond which the closure decision is made are evaluated for impairment in the quarter in which the closure decision is made. Our current impairment is not necessarily indicative of future impairment.

Worldwide Operating Profit

                                                 12 Weeks Ended                  36 Weeks Ended
                                              --------------------            --------------------
                                               9/04/99    9/05/98    % B(W)    9/04/99    9/05/98    % B(W)
                                              ---------  ---------   ------   ---------  ---------   ------
U.S.                                          $    207   $    207        -    $    598   $    523       14
International                                       74         53       41         186        130       43
Foreign exchange net (gain) loss                     1          2       NM          (2)         2       NM
Unallocated and corporate expenses                 (46)       (42)      (8)       (124)      (107)     (15)
                                              ---------  ---------            ---------  ---------
Operating profit before facility actions
  net gain and unusual charges                     236        220        8         658        548       20
Facility actions net gain                          144         54       NM         311        156       NM
Unusual (charges) credits                           (3)         5       NM          (7)         5       NM
                                              ---------  ---------            ---------  ---------
Operating profit                              $    377   $    279       35    $    962   $    709       36
                                              =========  =========            =========  =========

     Operating profit before facility action net gain and unusual (charges) credits increased $16 million or 8% in the quarter and $110 million or 20% year-to-date. Our 1999 operating profit included favorable accounting changes of approximately $5 million and $21 million in the quarter and year-to-date, respectively, as described on pages 19-21.

     Our ongoing operating profit, which excludes accounting changes, grew $11 million or 6% and $89 million or 16% in the quarter and year-to-date, respectively. The increase in ongoing operating profit in the quarter and year-to-date was due to our base restaurant margin improvement of 55 basis points and 175 basis points in the quarter and year-to-date, respectively. Base margin improvement excludes the impact from accounting changes and the portfolio effect. Additionally, our ongoing operating profits included higher franchise fees from new unit development. The favorable impact of these items was partially offset by the net negative impact of the portfolio effect, as more fully discussed on page 24-25. We have estimated that the net negative impact on ongoing operating profit due to the portfolio effect was approximately $13 million in the quarter and $28 million year-to-date. In the quarter, G&A, net of field G&A savings from our portfolio activities, was flat. Year-to-date, our ongoing operating profit was unfavorably impacted by higher G&A, net of field G&A savings from our portfolio activities.

     Unallocated and corporate expenses increased $4 million or 8% in the quarter and $17 million or 15% year-to-date. Unallocated corporate expenses include favorable accounting changes of approximately $4 million and $10 million in the quarter and year-to-date, respectively, primarily related to the capitalization of internal use software costs. The increase in the quarter was driven by higher strategic corporate expenses partially offset by the absence of costs associated with relocating our operations located in Wichita, Kansas in 1998. In addition to the factors affecting our quarterly comparisons, the increase year-to-date was driven by higher system standardization investment and Year 2000 spending and the absence of favorable cost recovery agreements from Ameriserve and PepsiCo that were terminated in 1998.

Worldwide Interest Expense, Net

                            12 Weeks Ended                 36 Weeks Ended
                         ------------------             ------------------
                          9/04/99   9/05/98   % B/(W)    9/04/99   9/05/98   % B/(W)
                         --------  --------   -------   --------  --------   -------
Interest expense         $    48   $    68       29     $   157   $   212       26
Interest income               (6)       (6)       -         (12)      (14)     (20)
                         --------  --------             --------  --------
Interest expense, net    $    42   $    62       31     $   145   $   198       27
                         ========  ========             ========  ========

     Our net interest expense decreased $20 million or 31% in the quarter and $53 million or 27% year-to-date. The decrease in the quarter and year-to-date was primarily due to the reduction of debt from the after-tax cash proceeds from our refranchising activities and cash from operations.

Worldwide Income Taxes

                           12 Weeks Ended            36 Weeks Ended
                       ----------------------    ------------------------
                         9/04/99    9/05/98        9/04/99      9/05/98
                       ---------   ----------     ----------   ----------
  Income taxes         $     138   $      89      $     335    $     217
  Effective tax rate       41.1%       40.7%          41.0%        42.3%

     The decrease in our year-to-date effective tax rate compared to 1998 is primarily due to the reduction in the tax rate on foreign operations and a decrease in state income taxes, partially offset by a reduction in the favorable impact of adjustments related to prior years. Our third quarter tax rate was based on our estimated full year effective rate which did not change significantly from the rate utilized in the second quarter.

Diluted Earnings Per Share

The components of diluted earnings per common share ("EPS") were as follows:

                                                         12 Weeks Ended(a)       36 Weeks Ended(a)
                                                    -----------------------   ----------------------
                                                      9/04/99      9/05/98      9/04/99      9/05/98
                                                    -----------  ----------   -----------  ---------
Operating earnings excluding accounting changes     $   0.70     $   0.58     $   1.80     $   1.28
Accounting changes                                      0.02(b)         -         0.08(b)         -
Facility actions net gain                               0.52         0.22         1.14         0.59
Unusual (charges) credits                              (0.01)        0.02        (0.03)        0.02
                                                    -----------  ----------   -----------  ---------
Net income                                          $   1.23     $   0.82     $   2.99     $   1.89
                                                    ===========  ==========   ===========  =========

(a) All computations based on diluted shares of 160 million and 157 million for the 12 weeks ended September 4, 1999 and September 5, 1998, respectively, and 161 million and 155 million shares for the 36 weeks ended September 4, 1999 and September 5, 1998, respectively.
(b) Includes the impact of required changes in GAAP, discretionary methodology changes and our accounting and human resources policy standardization programs previously discussed.

U.S. Results of Operations

                                     12 Weeks Ended                         36 Weeks Ended
                                ------------------------                ------------------------
                                  9/04/99       9/05/98       % B(W)      9/04/99       9/05/98        % B(W)
                                ----------    ----------     --------   ----------    ----------       ------
SYSTEM SALES                    $   3,419     $   3,351         2       $  10,028     $   9,647           4
                                ==========    ==========                ==========    ==========
REVENUES
Company sales                   $   1,199     $   1,429       (16)      $   3,745     $   4,245         (12)
Franchise and license fees            119           104        14             334           286          17
                                ----------    ----------                ----------    ----------
Total Revenues                  $   1,318     $   1,533       (14)      $   4,079     $   4,531         (10)
                                ==========    ==========                ==========    ==========
COMPANY RESTAURANT MARGIN       $     193     $     214       (11)      $     605     $     575           5
                                ==========    ==========                ==========    ==========
% of Company sales                  16.1%         15.1%    1.0 ppts.        16.2%         13.6%      2.6 ppts.
                                ==========    ==========                ==========    ==========
OPERATING PROFIT(a)             $     207     $     207         -       $     598     $     523          14
                                ==========    ==========                ==========    ==========

(a) Includes favorable accounting changes of $12 million year-to-date 1999 and excludes facility actions net gain and unusual items. The impact of accounting changes was insignificant in the quarter.
--------------------------------------------------------------------------------

U.S. Restaurant Unit Activity

                                  Company      Franchised   Licensed     Total
                                 -----------   ----------   ---------   --------
 Balance at December 26, 1998(a)    6,232        10,862       3,275      20,369
 New Openings & Acquisitions           66           258         343         667
 Refranchising & Licensing           (899)          894           5           -
 Closures and Divestitures           (146)         (226)       (521)       (893)
                                 -----------   ----------   ---------   --------
 Balance at September 4, 1999       5,253(b)     11,788       3,102      20,143
                                 ===========   ==========   =========   ========

(a) A total of 114 units have been reclassified from U.S. to International to reflect the transfer of management responsibility.
(b) Includes 49 Company units approved for closure, but not yet closed at September 4, 1999, of which 20 units were included in the 1997 fourth quarter charge.

--------------------------------------------------------------------------------

U.S. System Sales and Revenues

     System sales increased $68 million or 2% and $381 million or 4% in the quarter and year-to-date, respectively. The improvement in the quarter and year-to-date was driven by new unit development, led by Taco Bell franchisees. The increase was partially offset by store closures, primarily at Pizza Hut. For the quarter, same store sales growth was flat. In addition to the factors described above, year-to-date system sales were also positively impacted by same store sales growth at Pizza Hut.

     Revenues decreased $215 million or 14% and $452 million or 10% in the quarter and year-to-date, respectively. As expected, Company sales decreased $230 million or 16% and $500 million or 12% in the quarter and year-to-date, respectively. The decline in Company sales for the quarter and year-to-date was primarily due to the portfolio effect, partially offset by new unit development and favorable effective net pricing. The decrease in third quarter Company sales was also due to volume declines at Taco Bell and KFC. On a year-to-date basis, Company sales were favorably impacted by volume increases led by "The Big New Yorker." Franchise and license fees increased $15 million or 14% and $48 million or 17% in the quarter and year-to-date, respectively. The increase in the quarter and year-to-date was driven by units acquired from us and new unit development, partially offset by store closures. Our year-to-date improvement also benefited from the estimated franchisee same store sales growth, primarily at Pizza Hut.

     We measure same store sales only for our U.S. Company units. Same store sales at Pizza Hut increased 6% and 10% in the quarter and year-to-date, respectively. The improvement was primarily driven by a 5% and 7% increase in transactions in the quarter and year-to-date, respectively, resulting from the launch of "The Big New Yorker." The growth at Pizza Hut was also aided by effective net pricing of 1% in the quarter and over 2% year-to-date. Same store sales at KFC declined 2% in the quarter and grew 1% year-to-date. The decline in the quarter was due to transaction decreases of less than 4% partially offset by effective net pricing. The year-to-date growth was driven by effective net pricing of less than 2%, which was partially offset by transaction declines of less than 1%. Same store sales at Taco Bell decreased 3% in the quarter and were slightly favorable year-to-date. The decline in the quarter at Taco Bell was due to a 7% decrease in transactions partially offset by effective net pricing of approximately 4%. The improvement year-to-date was driven by a 6% increase in effective net pricing, which was largely offset by transaction declines of over 5%.

U.S. Company Restaurant Margin

                                   12 Weeks Ended         36 Weeks Ended
                                --------------------   --------------------
                                 9/04/99    9/05/98     9/04/99    9/05/98
                                ---------  ---------   ---------  ---------
Company sales                     100.0%     100.0%      100.0%     100.0%
Food and paper                     29.5       30.5        29.8       30.7
Payroll and employee benefits      29.8       29.7        29.8       30.8
Occupancy and other operating
 expenses                          24.6       24.7        24.2       24.9
                                ---------  ---------   ---------  ---------
Company restaurant margin          16.1%      15.1%       16.2%      13.6%
                                =========  =========   =========  =========

     Our restaurant margin as a percentage of sales grew approximately 100 basis points in the third quarter as compared to the same period in 1998. Portfolio effect contributed approximately 55 basis points to our third quarter improvement. The previously disclosed accounting changes were insignificant to our third quarter growth. Excluding the portfolio effect, our third quarter restaurant margin grew approximately 45 basis points. The improvement in margin was primarily attributable to effective net pricing in excess of cost increases, primarily labor. Increased labor costs were driven by higher wage rates. Improved cost management actions resulted in lower overall beverage and distribution costs and sales leverage at Pizza Hut was positive. Volume declines at Taco Bell and KFC partially offset the improvement.

     Our restaurant margin as a percentage of sales grew approximately 260 basis points year-to-date as compared to the same period in 1998. Portfolio effect contributed approximately 45 basis points and accounting changes, which were primarily driven by our actuarial methodology change described in Note 4, contributed approximately 25 basis points to our improvement. Excluding the portfolio effect and accounting changes, our year-to-date restaurant margin grew approximately 190 basis points. In addition to the factors affecting our quarterly comparison, our year-to-date restaurant margin included approximately 55 basis points related to favorable actuarial adjustments, primarily for 1998 casualty losses, arising from improved casualty loss trends across all three of our U.S. operating companies. See pages 22-23 for additional information regarding our actuarial adjustments. Also contributing approximately 20 basis points to our year-to-date improvement were retroactive beverage rebates related to 1998 recognized in 1999.

     U.S. operating profit, excluding facility actions net gain and unusual items, was flat for the quarter and grew $75 million or 14% year-to-date. The impact of accounting changes was insignificant in the third quarter. Our 1999 year-to-date operating profit included favorable accounting changes of approximately $12 million, as described on pages 19-21. Our ongoing operating profit, which excludes accounting changes, was unchanged for the quarter and increased $63 million or 12% year-to-date.

     Our ongoing operating profit in the quarter was favorably impacted by base restaurant margin improvement of 45 basis points and higher franchise fees from new unit development. Base margin improvement excludes the impact from the portfolio effect. Additionally, our ongoing operating profit benefited from a slight decline in G&A in the quarter. The favorable impact of these items was fully offset by the net negative impact of the portfolio effect. We have estimated that the impact due to the portfolio effect was approximately $13 million.

     On a year-to date basis, the increase in ongoing operating profit was due to our base restaurant margin improvement of 190 basis points and higher franchise fees from new unit development. The favorable impact of these items was partially offset by the net negative impact of the portfolio effect. We have estimated the impact due to the portfolio effect was approximately $27 million. Ongoing operating profit was also unfavorably impacted by higher G&A, net of field G&A savings from our portfolio activities. This increase in G&A was largely due to the biennial conferences at Pizza Hut and Taco Bell to support our corporate culture initiatives and other increased spending.

International Results of Operations

                                     12 Weeks Ended                      36 Weeks Ended
                                ----------------------               ----------------------
                                  9/04/99     9/05/98     % B(W)       9/04/99     9/05/98     % B(W)
                                ----------  ----------   ---------   ----------  ----------   ---------
SYSTEM SALES                    $   1,667   $   1,554        7       $   4,866   $   4,551        7
                                ==========  ==========               ==========  ==========
REVENUES
Company sales                   $     440   $     441        -       $   1,279   $   1,282        -
Franchise and license fees             54          47       16             153         137       12
                                ----------  ----------               ----------  ----------
   Total Revenues               $     494   $     488        1       $   1,432   $   1,419        1
                                ==========  ==========               ==========  ==========

COMPANY RESTAURANT MARGIN       $      67   $      62        9       $     185   $     164       13
                                ==========  ==========               ==========  ==========
% of Company sales                  15.3%       14.0%    1.3 ppts.       14.5%       12.8%    1.7 ppts.
                                ==========  ==========               ==========  ==========
OPERATING PROFIT(a)             $      74   $      53       41       $     186   $     130       43
                                ==========  ==========               ==========  ==========

(a)  Excludes facility action net gain and unusual items.
--------------------------------------------------------------------------------

International Restaurant Unit Activity

                                              Joint
                                  Company    Ventured    Franchised   Licensed     Total
                                 ---------   ---------   ----------   ---------   -------
 Balance at December 26, 1998(a)  2,165       1,120        5,788          321      9,394
 New Openings & Acquisitions(b)      93          47          287           37        464
 Refranchising & Licensing         (239)         (1)         246           (6)         -
 Closures and Divestitures(b)       (40)        (14)        (108)         (39)      (201)
                                 ---------   ---------   ----------   ---------   -------
 Balance at September 4, 1999     1,979(c)    1,152(c)     6,213          313      9,657
                                 =========   =========   ==========   ========    =======

(a) A total of 114 units have been reclassified from U.S. to International to reflect the transfer of management responsibility.
(b) Company new openings and acquisitions and franchise closures and divestitures include 9 International stores acquired by the Company from franchisees.
(c) Includes 9 Company and 4 Joint Ventured units approved for closure, but not yet closed at September 4, 1999.

--------------------------------------------------------------------------------

International System Sales and Revenues

     System sales increased $113 million or 7% and $315 million or 7% in the quarter and year-to-date, respectively. Excluding the favorable impact from foreign currency translation, system sales increased $65 million or 4% and $255 million or 6% in the quarter and year-to-date, respectively. The improvement in the quarter and year-to-date was driven by new unit development, both by franchisees and us. The increase was partially offset by store closures, primarily by franchisees in Canada and Japan. For the quarter, same store sales growth was flat. In addition to the factors described above, year-to-date system sales were also positively impacted by same store sales growth.

     Revenues increased $6 million or 1% in the quarter and $13 million or 1% year-to-date, respectively. Excluding the favorable impact of foreign currency translation, revenues were flat in the quarter and increased $16 million or 1% year-to-date. Company sales were flat in quarter and declined less than 1% year-to-date. Excluding the favorable impact of foreign currency translation, Company sales decreased $7 million or 2% in the quarter and remained flat year-to-date. The portfolio effect in both the quarter and year-to-date was largely offset by new unit development and favorable effective net pricing. Company sales year-to-date also benefited from volume increases. Franchise and license fees rose $7 million or 16% and $16 million or 12% for the quarter and year-to-date, respectively. The increase in the quarter and year-to-date was driven by new unit development, units acquired from us and estimated franchisee same store sales increases, partially offset by store closures. Foreign currency translation did not have a significant impact on the growth of franchise and license fees.

International Company Restaurant Margin

                                            12 Weeks Ended         36 Weeks Ended
                                         --------------------   --------------------
                                          9/04/99    9/05/98     9/04/99    9/05/98
                                         ---------  ---------   ---------  ---------
Company sales                              100.0%     100.0%      100.0%     100.0%
Food and paper                              36.2       35.3        35.9       35.6
Payroll and employee benefits               20.5       22.6        21.5       23.5
Occupancy and other operating expenses      28.0       28.1        28.1       28.1
                                         ---------  ---------   ---------  ---------
Company restaurant margin                   15.3%      14.0%       14.5%      12.8%
                                         =========  =========   =========  =========

     Our restaurant margin as a percentage of sales grew approximately 130 basis points in the quarter and 170 basis points year-to-date as compared to same periods in 1998. Excluding the favorable impact of foreign currency translation, restaurant margins increased 125 basis points and 160 basis points in the quarter and year-to-date, respectively. Portfolio effect contributed approximately 30 basis points for the quarter and 35 basis points year-to-date to our improvement. Accounting changes unfavorably impacted our quarter restaurant margin by approximately 20 basis points and were insignificant year-to-date. Excluding the portfolio effect and accounting changes, restaurant margin grew approximately 115 basis points and 125 basis points in the quarter and year-to-date, respectively.

     Our improvement in the quarter was driven by favorable effective net pricing in excess of cost increases primarily in Puerto Rico, Thailand and Korea. Volume increases in the quarter at KFC in the U.K. and China were fully offset by volume declines in Taiwan, Korea and Poland. Year-to-date restaurant margin increased due to favorable effective net pricing in excess of cost increases primarily in Korea, Puerto Rico and KFC in the U.K. as well as volume increases in Australia and Canada. Year-to-date margin improvement was partially offset by volume declines in Taiwan and Poland. In addition to the factors described above, the quarter and year-to-date benefited from improved cost management, primarily in China.

     International operating profit grew $21 million or 41% in the quarter and $56 million or 43% year-to-date, respectively. Excluding the favorable impact due to foreign currency translation, operating profit increased $19 million or 37% and $53 million or 40% for the quarter and year-to-date, respectively. The increase in ongoing operating profit in the quarter and year-to-date was due to our base restaurant margin improvement of 115 basis points and 125 basis points in the quarter and year-to-date, respectively. Base margin improvement excludes the impact of accounting changes and the portfolio effect neither of which were significant for the quarter or year-to-date. Additionally, our ongoing operating profit included higher franchise fees from new unit development. Ongoing operating profit also benefited from a decline in G&A in both the quarter and year-to-date. This decline was driven by savings associated with our 1998 fourth quarter strategic decision to streamline our international business and other actions of approximately $3 million and $12 million, in the quarter and year-to-date, respectively.

Consolidated Cash Flows

     Net cash provided by operating activities decreased $49 million to $454 million year-to-date. Excluding net changes in working capital, net income before facility actions and all other non-cash charges decreased $8 million from $477 million to $469 million, which was modest in light of the over 1,600 unit decline in Company restaurants due to our portfolio activities since the same quarter last year. Also contributing to the decline was a $41 million negative swing year-over-year in our working capital deficit. Our operating working capital deficit, which excludes cash, short-term investments and short-term borrowings, is typical of restaurant operations where the majority of sales are for cash and food and supply inventories are relatively small. Our terms of payment to suppliers generally range from 10-30 days. The decline in accounts payable was a result of seasonal timing as well as the reduction in the number of our restaurants. Other current liabilities declined primarily due to lower bonus accruals, lower vacation accruals due to the change in vacation policy, lower casualty loss reserves based on our independent actuary's valuation and lower advertising accruals. As expected, the refranchising of our restaurants and the related increase in franchised units have caused accounts receivable for franchise fees to increase. The increase in income taxes payable is based on the current quarter's tax provision versus the timing of payments.

     Cash provided by investing activities increased $179 million to $386 million year-to-date. The majority of the increase is due to higher gross refranchising proceeds offset by lower proceeds from the sales of property, plant & equipment and slightly higher capital spending.

     Management looks at refranchising proceeds on an "after-tax" basis. We define after-tax proceeds as gross refranchising proceeds less the settlement of working capital liabilities related to the units refranchised, primarily accounts payable and property taxes, and payment of taxes on the gains. This use of proceeds reduces our normal working capital deficit as more fully discussed above. The after-tax proceeds are available to pay down debt. The estimated after-tax proceeds from refranchising of $534 million for the 36 weeks ended September 4, 1999 increased approximately 32% compared to prior year. This increase is due to the increased number of units refranchised as well as the mix of units sold and the taxable gains for each refranchising.

     Net cash used for financing activities decreased $18 million to $811 million year-to-date. The decline was primarily due to the decreased net payments on total debt from $831 million to $826 million of which approximately $800 million relates to payments on our unsecured Term Loan Facility and our unsecured Revolving Credit Facility ("The Facilities") as discussed below. Cash from operations and refranchising proceeds has enabled us to pay down over $2 billion of debt since the Spin-off.

     Financing Activities

     During the 36 weeks ended September 4, 1999, we made net payments of approximately $800 million under the Facilities. As discussed in our 1998 Form 10-K, amounts outstanding under the unsecured Term Loan Facility and our Revolving Credit Facility are expected to fluctuate from time to time, but Term Loan Facility reductions cannot be reborrowed. These payments reduced amounts outstanding under our Revolving Credit Facility at September 4, 1999 to $1.13 billion from $1.81 billion at year-end 1998 and amounts outstanding under our Term Loan Facility to $810 million from $926 million at year-end 1998. In addition, we had unused Revolving Credit Facility borrowings available aggregating $1.72 billion, net of outstanding letters of credit of $151 million.

     The Facilities are subject to various affirmative and negative covenants including financial covenants as well as limitations on additional indebtedness including guarantees of indebtedness, cash dividends and aggregate non-U.S. investments, among other things. At the end of the third quarter of 1999, we were in compliance with these covenants, and we will continue to closely monitor on an ongoing basis the various operating issues that could, in aggregate, affect our ability to comply with our financial covenant requirements.

     On March 24, 1999, we entered into an agreement to amend certain terms of the Facilities. This amendment gives us additional flexibility with respect to acquisitions and other permitted investments and repurchase of Common Stock or payment of dividends. In addition, we voluntarily reduced our maximum borrowings under the Revolving Credit Facility from $3.25 billion to $3.00 billion. We capitalized the Facilities amendment costs of approximately $2.6 million. These costs are being amortized over the remaining life of the Facilities. Additionally, an insignificant amount of our previously deferred original Facilities costs was written off in the second quarter of 1999 as a result of this amendment.

     This substantial indebtedness subjects us to significant interest expense and principal repayment obligations which are limited, in the near term, to prepayment events as defined in the Facilities. Our highly leveraged capital structure could also adversely affect our ability to obtain additional financing in the future or to undertake refinancings on terms and subject to conditions that are acceptable to us.

     We use various derivative instruments with the objective of reducing volatility in our borrowing costs. We have utilized interest rate swap and forward rate agreements to effectively convert a portion of our variable rate (LIBOR) bank debt to fixed rate. We have also entered into interest rate arrangements to limit the range of effective interest rates on a portion of our variable rate bank debt. Other derivative instruments may be considered from time to time as well to manage our debt portfolio and to hedge foreign currency exchange exposures. At September 4, 1999, our weighted average interest rate on our variable rate debt was 6.2% which included the effects of the associated interest rate swaps.

     We anticipate that the combined cash flows in 1999 from both operating and refranchising activities will be equal to the prior year. We believe that this level of cash flow will be sufficient to support our expected capital spending and still allow us to make significant debt repayments.

Consolidated Financial Condition

     Our operating working capital deficit declined 2% to $945 million at September 4, 1999 from $960 million at December 26, 1998. See discussion under Net Cash provided by operating activities explaining the primary causes of this decline.

Quantitative and Qualitative Disclosures About Market Risk

     Market Risk of Financial Instruments

     Our primary market risk exposure with regard to financial instruments is to changes in interest rates, principally in the United States. In addition, an immaterial portion of our debt is denominated in foreign currencies which exposes us to market risk associated with exchange rate movements. Historically, we have used derivative financial instruments on a limited basis to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt was not considered significant.

     At September 4, 1999, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $12 million in annual pre-tax earnings. The estimated reduction is based upon the unhedged portion of our variable rate debt and assumes no change in the volume or composition of debt at September 4, 1999. In addition, the fair value of our interest rate derivative contracts would increase approximately $10 million in value to us, and the fair value of our unsecured Notes would decrease approximately $29 million. Fair value was determined by discounting the projected cash flows.

Cautionary Statements

     From time to time, in both written reports and oral statements, we present "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as "may," "will," "expect," "anticipate," "believe," "plan" and other similar terminology. These "forward-looking statements" reflect our current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and those specific to the industry, and could differ materially from expectations.

     Company risks and uncertainties include, but are not limited to, the limited experience of our management group in operating the Company as an independent, publicly-owned business; potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo; our substantial debt leverage and the attendant potential restriction on our ability to borrow in the future, as well as the substantial interest expense and principal repayment obligations; potential unfavorable variances between estimated and actual liabilities including accruals for wage and hour litigation and the liabilities related to the sale of the Non-core Businesses; our ability or the ability of critical business partners to achieve timely, effective Year 2000 remediation; our ability to complete our conversion plans or the ability of our key suppliers to be Euro-compliant; our potential inability to identify qualified franchisees to purchase the 188 Company units remaining from the fourth quarter 1997 charge as well as other units at prices we consider appropriate under our strategy to reduce the percentage of system units we operate; volatility of actuarially determined casualty loss estimates and adoption of new or changes in accounting policies and practices.

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

                     Independent Accountants' Review Report
                     --------------------------------------


The Board of Directors
TRICON Global Restaurants, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") as of September 4, 1999 and the related condensed consolidated statement of income for the twelve and thirty-six weeks ended September 4, 1999 and September 5, 1998 and the condensed consolidated statement of cash flows for the thirty-six weeks ended September 4, 1999 and September 5, 1998. These financial statements are the responsibility of TRICON's management.

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

Louisville, Kentucky
October 11, 1999

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

         (a) Exhibit Index

             EXHIBITS
             --------

             Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

             Exhibit 15 Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants' Acknowledgment)

             Exhibit 27     Financial Data Schedule


         (b) Reports on Form 8-K

             We filed a Current Report on Form 8-K dated July 23, 1999 attaching our second quarter 1999 earnings release of July 20, 1999.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.







                              TRICON GLOBAL RESTAURANTS, INC.
                              --------------------------------
                                       (Registrant)






Date: October 18, 1999
                              /s/      Robert L. Carleton
                              -------------------------------------
                              Senior Vice President and Controller
                              (Principal Accounting Officer)

                                                                      EXHIBIT 12


                         TRICON Global Restaurants, Inc.
            Ratio of Earnings to Fixed Charges Years Ended 1998-1994
           and 36 Weeks Ended September 4, 1999 and September 5, 1998
                       (in millions except ratio amounts)

                                                                                               53
                                                                52 Weeks                      Weeks             36 Weeks
                                               -----------------------------------------    ---------    ----------------------
                                                 1998       1997       1996       1995        1994        9/04/99      9/05/98
                                               --------   --------   --------   --------    ---------    ----------   ---------
Earnings:
Income from continuing operations before
  income taxes and cumulative effect of
  accounting changes                               756        (35)        72       (103)         241          817          511

Unconsolidated affiliates' interests,
  net(a)                                             1         (1)        (6)         -           (1)          (3)          (2)

Interest expense(a)                                291        290        310        368          349          157          212

Interest portion of net rent expense(a)            105        118        116        109          108           63           72
                                               --------   --------   --------   --------    ---------    ----------   ----------
Earnings available for fixed charges             1,153        372        492        374          697        1,034          793
                                               ========   ========   ========   ========    =========    ==========   ==========
Fixed Charges:
Interest Expense(a)                                291        290        310        368          349          157          212

Interest portion of net rent expense(a)            105        118        116        109          108           63           72
                                               --------   --------   --------   --------    ---------    ----------   ----------
Total Fixed Charges                                396        408        426        477          457          220          284
                                               ========   ========   ========   ========    =========    ==========   ==========
Ratio of Earnings to Fixed
  Charges(b)(c)(d)                               2.91x      0.91x      1.15x      0.78x        1.53x        4.70x        2.80x

(a) Included in earnings for the years 1994 through 1997 are certain allocations related to overhead costs and interest expense from PepsiCo. For purposes of these ratios, earnings are calculated by adding to (subtracting from) income from continuing operations before income taxes and cumulative effect of accounting changes the following: fixed charges, excluding capitalized interest; and losses and (undistributed earnings) recognized with respect to less than 50% owned equity investments. Fixed charges consist of interest on borrowings, the allocation of PepsiCo's interest expense for years 1994-1997 and that portion of rental expense that approximates interest. For a description of the PepsiCo allocations, see the Notes to the Consolidated Financial Statements included in our 1998 Form 10-K.
(b) Included the impact of unusual charges (credits) of $7 million ($5 million after-tax) and $(5) million ($(3) million after-tax) for the 36 weeks ended September 4, 1999 and September 5, 1998, respectively, $15 million ($3 million after-tax) in 1998, $184 million ($165 million after tax) in 1997, $246 million ($189 million after tax) in 1996 and $457 million ($324 million after tax) in 1995. Excluding the impact of such charges, the ratio of earnings to fixed charges would have been 4.73x, 2.78x, 2.95x, 1.36x, 1.73x and 1.74x for the 36 weeks ended September 4, 1999 and September 5, 1998 and fiscal years ended 1999, 1998, 1997, 1996 and 1995, respectively.
(c) The Company is contingently liable for obligations of certain franchisees and other unaffiliated parties. Fixed charges associated with such obligations aggregated approximately $17 million during the fiscal year 1998. Such fixed charges, which are contingent, have not been included in the computation of the ratios.
(d) For the fiscal years December 27, 1997 and December 30, 1995, earnings were insufficient to cover fixed charges by approximately $36 million and $103 million, respectively. Earnings in 1997 includes a charge of $530 million ($425 million after-tax) taken in the fourth quarter to refocus our business. Earnings in 1995 included the noncash charge of $457 million ($324 million after-tax) for the initial adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

                                                                      EXHIBIT 15

                           Accountants' Acknowledgment
                           ---------------------------


The Board of Directors
TRICON Global Restaurants, Inc.:

We hereby acknowledge our awareness of the use of our report dated October 11, 1999 included within the Quarterly Report on Form 10-Q of TRICON Global Restaurants, Inc. for the twelve and thirty-six weeks ended September 4, 1999, and incorporated by reference in the following Registration Statements:

Description                                        Registration Statement Number
-----------                                        -----------------------------

Form S-3/A
----------
Initial Public Offering of Debt Securities                    333-42969

Form S-8s
---------
TRICON Restaurants Puerto Rico, Inc. Save-Up Plan             333-85069
TRICON Long-term Incentive Plan                               333-85073
Restaurant Deferred Compensation Plan                         333-36877
Executive Income Deferral Program                             333-36955
TRICON Long-Term Incentive Plan                               333-36895
SharePower Stock Option Plan                                  333-36961
TRICON Long-Term Savings Program                              333-36893
Restaurant General Manager Stock Option Plan                  333-64547

Pursuant to Rule 436(c) of the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.


/s/  KPMG LLP

Louisville, Kentucky
October 18, 1999