Form 10-K
period 1999-12-25
TRICON GLOBAL RESTAURANTS INC
filed 2000-03-06
CIK 1041061

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-K
(Mark One)
[|X|] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934 [FEE REQUIRED] for the fiscal year ended December 25, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from ____________ to _________________

                         Commission file number 1-13163

                         TRICON GLOBAL RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)
 North Carolina                                                 13-3951308
 --------------                                                 ----------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                 1441 Gardiner Lane, Louisville, Kentucky 40213
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (502) 874-8300

                                                          Name of Each Exchange
                               Title of Class              On which Registered
                          --------------------------     -----------------------
Securities registered     Common Stock, no par value     New York Stock Exchange
 pursuant to 12(b) of     Rights to purchase Series      New York Stock Exchange
 the Act:                 A Participating Preferred
                          Stock, no par value, of
                          the Registrant


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock ) held by non-affiliates of the registrant as of February 28, 2000 computed by reference to the closing price of the registrant's Common Stock on the New York Stock Exchange Composite Tape on such date was $3,807,535,878.

     The number of shares outstanding of the Registrant's Common Stock as of February 28, 2000 was 148,225,241 shares.

     Portions of the definitive proxy statement furnished to shareholders of the Registrant in connection with the annual meeting of shareholders to be held on May 18, 2000, are incorporated by reference into Part III.

================================================================================

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

     This Form 10-K should be read in conjunction with the Cautionary Statements on page 41.

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

     Information about the Spin-off and the non-core businesses is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and the related Consolidated Financial Statements and footnotes in Part II, Item 7, pages 20 through 41; and Part II, Item 8, pages 42 through 81, respectively, of this Form 10-K.

     (b) Financial Information about Operating Segments

     Tricon consists of four operating segments: KFC, Pizza Hut, Taco Bell and TRICON Restaurants International ("Tricon International"). For financial reporting purposes, management considers the three U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment. Operating segment information for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 is included in MD&A and the related Consolidated Financial Statements and footnotes in Part II, Item 7, pages 20 through 41; and Part II, Item 8, pages 42 through 81, respectively, of this Form 10-K.

     (c) Narrative Description of Business

     General

     Tricon is the world's largest quick service restaurant ("QSR") company based on number of system units, with almost 30,000 units in 104 countries and territories. The Tricon organization is currently made up of four operating companies organized around its three core concepts, KFC, Pizza Hut and Taco Bell (the "Concepts"). The four operating companies are KFC, Pizza Hut, Taco Bell and Tricon International. KFC is based in

Louisville, Kentucky; Pizza Hut and Tricon International are headquartered in Dallas, Texas; and Taco Bell is based in Irvine, California.

     Restaurant Concepts

     Through its three widely-recognized Concepts, the Company develops, operates, franchises and licenses a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items. These restaurants are operated by the Company or, under the terms of franchise or license agreements, by franchisees or licensees who are independent third parties, or by international affiliates in which we own a non-controlling equity interest ("Unconsolidated Affiliates").

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

     Tricon is engaged in the operation, development, franchising and licensing of a system of both traditional and non-traditional QSR units. Non-traditional units include express units and kiosks which have a more limited menu and operate in non-traditional locations like airports, gas and convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. In addition, as of year-end 1999, there were 745 units in the worldwide system housing more than one Concept. Of these, 728 units offer food products from two of the Concepts (a "2n1"), and 17 units offer food products from each of the Concepts (a "3n1").

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

     Following is a brief description of each Concept.

     KFC
     ---

     KFC was founded in Corbin, Kentucky, by Colonel Harland D. Sanders, an early developer of the quick service food business and a pioneer of the restaurant franchise concept. The Colonel perfected his secret blend of 11 herbs and spices for Kentucky Fried Chicken in 1939 and signed up his first franchisee in 1952. KFC now has more than 5,200 units in the U.S., and almost 5,600 units in 84 countries and territories outside the U.S. Approximately 28 percent of the U.S. units and 21 percent of the non-U.S. units are operated by the Company.

     While product  offerings  vary  throughout  the worldwide  system,  all KFC
restaurants   offer  fried  chicken  products  and  many  also  offer  non-fried chicken-on-the-bone products. These products are marketed under the names Original Recipe, Extra Tasty Crispy and Tender Roast, among others. Other principal entree items include chicken sandwiches and Colonel's Crispy Strips, and, seasonally, Chunky Chicken Pot Pies. KFC restaurants also offer a variety of side items, such as biscuits, mashed potatoes and gravy, coleslaw, corn, Potato Wedges (in the U.S.) and french fries (outside of the U.S.), as well as desserts and non-alcoholic beverages. Their decor is characterized by the image of the Colonel and KFC's distinctive packaging includes the "Bucket" of chicken.

     As of year-end 1999, KFC was the leader in the U.S. chicken QSR segment among companies featuring chicken as their primary product offering, with a 55 percent market share in that segment which is almost seven times that of its closest national competitor.

     Pizza Hut
     ---------

     Pizza Hut operates in 88 countries and territories throughout the world under the name "Pizza Hut" and features a variety of pizzas, including The Big New Yorker, Pan Pizza, Thin n' Crispy, Pizzeria Stuffed Crust, Hand Tossed and Sicilian, each offered with a variety of different toppings. Pizza Hut also features beverages and, in some restaurants, breadsticks, pasta, salads and sandwiches. The distinctive Pizza Hut decor features a bright red roof.

     The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, and within a year, the first franchise unit was opened. Today, Pizza Hut is the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products. As of year-end 1999, the Concept had grown to more than 8,000 units in the U.S., and more than 3,900 units outside of the U.S. Approximately 29 percent of the U.S. units and 20 percent of the non-U.S. units are operated by the Company.

     As of year-end 1999, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 21 percent market share in that segment which is 75 percent more than its closest national competitor.

     Taco Bell
     ---------

     Taco Bell operates in 15 countries and territories throughout the world under the name "Taco Bell" and specializes in Mexican style food products, including various types of tacos, burritos, Gorditas, Chalupas, salads, nachos and other related items. Taco Bell units feature a distinctive bell logo on their signage.

     The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold. By year-end 1999, there were almost 6,900 Taco Bell units within the U.S., and more than 200 units outside of the U.S. Approximately 17 percent of the U.S. units and 16 percent of the non-U.S. units are operated by the Company.

     Taco Bell is the leader in the U.S. Mexican QSR segment, with a market share in that segment of 72 percent.

     Tricon International
     --------------------

     The international operations of the three Tricon Concepts are consolidated into a separate international operating company, which has directed its focus toward generating more system growth through franchisees and concentrating its development of Company units in those markets with sufficient scale. Tricon International has developed new global systems and tools designed to improve marketing, operations consistency, product delivery, market planning and development and franchise support capability.

     The  Company  has  almost  9,800  units in the  system  outside of the U.S.
Approximately 20 percent of the total non-U.S. units are operated by the Company. In 1999, Tricon International accounted for 33 percent of the Company's total system sales and 27 percent of the Company's total revenues.

     Operating Structure

     In all three of its Concepts, the Company either operates units or they are operated by independent franchisees or licensees. Franchisees can range in size from individuals owning just a few units to large publicly traded companies. In addition, the Company participates in Unconsolidated Affiliates who operate as franchisees. As of year-end 1999, approximately 23 percent of Tricon's worldwide units were operated by the Company, approximately 62 percent by franchisees, approximately 11 percent by licensees and approximately 4 percent by Unconsolidated Affiliates.

     Refranchising

     Beginning in 1995, the Company began rebalancing the system toward more franchisee ownership to focus its resources on what it believes are high growth potential markets where it can more efficiently leverage its scale. Since the strategy began, the Company has refranchised 5,138 units: 1,435 units in 1999, 1,373 units in 1998, 1,407 units in 1997, 659 units in 1996 and 264 units in 1995. As a result of the Company's refranchising activity, coupled with new points of distribution added by franchisees and licensees and the program to upgrade the asset portfolio by closing underperforming stores, the Company's overall ownership of total system units declined 24 percentage points in five years from 47 percent at year-end 1994 to 23 percent at year-end 1999. The refranchising program is expected to continue, in the near term, but as Company ownership approaches approximately 20 percent, refranchising activity is expected to substantially decrease. The continuation of the program depends on the Company's ability to identify and sell to qualified franchisees Company restaurants at prices and terms considered by the Company to be appropriate. There can be no assurance as to whether, or to what extent, management will be able to effect refranchising activities in the future.

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

     Worldwide Capabilities. Based on available industry data, Tricon is the world's largest QSR company measured by system units and the second largest based on system sales. In terms of international locations, the Company believes that, as of year-end 1999, its total of almost 9,800 system units outside the U.S. was second only to McDonald's Corporation. The Company has global scale capabilities in marketing, advertising, purchasing and research and development ("R&D"). Tricon believes that its worldwide network of Company and franchise operations provides a strong foundation from which to expand in existing markets, enter new markets and launch new products and marketing campaigns. In many countries and regions, the Company has the scale to use extensive television advertising, an important factor in increasing brand awareness. The Company's scale enables it to negotiate superior marketing promotions when compared to many of its competitors.

     Purchasing/Distribution Network. The Company is a substantial purchaser of a number of food products, and it believes its scale purchasing capabilities provide it with competitive advantages such as its ability to ensure a consistent supply of high quality food, ingredients and other supplies at attractive prices to all of its Concepts. In 1996, to ensure reliable sources, the Company consolidated most of its worldwide food and supply procurement activities under an internal organization now called Supply Chain Management, which sources, negotiates contracts and buys specified food and supplies from hundreds of suppliers in a significant number of countries and territories. Supply Chain Management monitors market trends and seeks to identify and capitalize on purchasing opportunities that will enhance the Company's competitive position. The principal products purchased include beef, cheese, chicken products, cooking oils, corn, flour, lettuce, paper and packaging materials, pinto beans, pork, seasonings, soft drink beverage products and tomato products.

     Effective as of March 1, 1999, the Company, along with the KFC National Purchasing Cooperative, Inc. and representatives of the Company's KFC, Pizza Hut and Taco Bell franchisee groups, formed the Unified FoodService Purchasing
Co-op, LLC (the "Unified Co-op") for the purpose of purchasing certain restaurant products and equipment in the U.S. The core mission of the Unified Co-op is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment. This arrangement combines the purchasing power of the Company and franchisee restaurants in the U.S., which the Company believes will further leverage the system's scale to drive cost savings and effectiveness in the purchasing function. Annual purchasing volume for the new Unified Co-op is expected to exceed $4 billion, making it the largest purchasing cooperative of its kind in the QSR industry. The Company also believes that the Unified Co-op should result in an even closer alignment of interests and a stronger relationship with its franchisee community.

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

     Effective as of November 1, 1998, the Company, KFC, Pizza Hut and Taco Bell entered into an amended and restated Sales and Distribution Agreement with AmeriServe (the "Amended AmeriServe Agreement") which provided for the extension of the term of the original agreement with PFS for an additional period of two and one-half years to January 2005. The Amended AmeriServe Agreement substantially modifies the way in which distribution fees are calculated, and includes incentives for utilizing more efficient distribution practices by both parties. The Amended AmeriServe Agreement, which continues to cover all Company KFC, Pizza Hut and Taco Bell restaurants in the U.S. (including Pizza Hut and Taco Bell units sold pursuant to the Company's refranchising program), also provides for a two and one-half year renewal option that could extend the contract, based on market rates, through July 2007. Under the terms of the Amended AmeriServe Agreement, Company KFC, Pizza Hut and Taco Bell restaurants in the U.S. (the "Company Restaurants") may not, except in limited circumstances which generally relate to availability of supply, use alternative distributors. AmeriServe also provides distribution services to a substantial portion of the Pizza Hut and Taco Bell franchise system, and, to a lesser extent, the KFC franchise system.

     On January 31, 2000, AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code. AmeriServe has advised the Company that it intends to prepare and file with the Bankruptcy Court a plan of reorganization in the future.

     The Company, the Unified Co-op and key representatives of the Tricon franchise community are working closely together to proactively address the AmeriServe bankruptcy situation and develop appropriate contingency plans. The Company intends to take all actions reasonably necessary and prudent to ensure continued supply of restaurant products and equipment to the Tricon restaurant system, and to minimize any incremental costs or exposures related to the AmeriServe bankruptcy. The significant actions that the Company has taken to date are described below.

     On February 2, 2000, the Company and another major AmeriServe customer agreed to provide a $150 million interim "debtor-in-possession" revolving credit facility (the "Facility") to AmeriServe. The Company initially committed to provide up to $100 million under this Facility. However, the Company has reached an agreement in principle to assign $30 million of its commitment to a third party, reducing the Company's total commitment under the Facility to $70 million. AmeriServe has advised the Company that it is actively seeking to arrange alternative debtor-in-possession financing to replace the Facility.

     In addition to the Company's participation in the Facility, to help ensure that the Tricon supply chain continues to remain open, the Company has begun to purchase (and take title to) supplies directly from suppliers (the "Temporary Direct Purchase Program") for use in Company Restaurants, as well as for resale to KFC, Pizza Hut and Taco Bell franchisees and licensees who previously purchased supplies from AmeriServe (collectively, the "Franchise Restaurants"). AmeriServe has agreed, for the same fee in effect prior to the bankruptcy filing, to continue to be responsible for distributing supplies and providing ordering, inventory, billing and collection services to Company Restaurants and Franchise Restaurants. To date, this arrangement has been effective in ensuring supplies to Company Restaurants and Franchise Restaurants, and the Company has not experienced any significant supply interruption.

     Further, the Company has commenced contingency planning and believe that it can arrange with an alternative distributor or distributors to meet the needs of the Company Restaurants and Franchise Restaurants if AmeriServe is no longer able to adequately service those Restaurants or if otherwise permitted by the U.S. Bankruptcy Court.

     As in most bankruptcies involving a primary supplier or distributor, the AmeriServe bankruptcy poses certain risks and uncertainties to the Company, as well as to KFC, Pizza Hut and Taco Bell franchisees that rely on AmeriServe to distribute products to their restaurants. The more significant of these risks and uncertainties are described below. Significant adverse developments in any of these risks or uncertainties could have a material adverse impact on the Company's results of operations, cash flow or financial condition.

     The Company expects to incur costs in connection with the Temporary Direct Purchase Program, including the cost of additional debt incurred to finance the inventory purchases and to carry the receivables arising from inventory sales. While the Company believes that adequate inventory control and collections systems are in place, it may also incur costs related to the possibility of inventory obsolescence and uncollectible receivables from its franchisees. The Company expects to mitigate, if not fully offset, these costs through discounts granted by suppliers for prompt payments. The Company also expects to incur certain one-time unusual costs as a result of the AmeriServe bankruptcy, primarily consisting of professional fees.

     The Company intends to continue to work with AmeriServe and suppliers to meet the Company's supply needs while AmeriServe seeks to reorganize. Due to the uncertainties surrounding AmeriServe's reorganization, the Company cannot predict the ultimate impact, if any, on its businesses. There can be no assurance that the Facility will be sufficient to meet AmeriServe's cash requirements or that the Company will be able to fully recover the amount advanced under the Facility. There can be no assurance that AmeriServe will be successful in arranging replacement debtor-in-possession financing on satisfactory terms, or that a plan of reorganization for AmeriServe will ultimately be confirmed, or if confirmed, what the plan will provide. Additionally, there can be no assurance that AmeriServe will be able to maintain the Company's supply line indefinitely without additional financing or at current contractual rates.

     Each of the Concepts currently has a multi-year contract with AmeriServe which is subject to the U.S. Bankruptcy Court procedures during the reorganization process. As stated above, the Company believes that it can arrange with an alternative distributor or distributors to meet the needs of the Company Restaurants and Franchise Restaurants if AmeriServe is no longer able to adequately service those restaurants or if otherwise permitted by the U.S. Bankruptcy Court. The Company could, however, experience some short-term delays due to the time required to qualify and contract with, and transition the business to, other distributors. There can be no assurance that the cost of these alternatives would be at the same rates the Company currently pays AmeriServe.

     The Company believes that it may have a set-off or recoupment claim against amounts owed by the Concepts to AmeriServe under the Amended AmeriServe Agreement that would allow the Company to recover certain costs and damages that it has incurred (or may incur) as a result of AmeriServe's failure to perform its contractual obligations to Company Restaurants both prior to and after the bankruptcy filing. While the Company intends to assert this claim, there can be no assurance that it will be successful.

     Without regard to the final outcome of the AmeriServe bankruptcy proceedings, it is the Company's intention to take whatever steps are reasonably required to ensure continued supply of restaurant products and equipment to the Tricon restaurant system. To the extent the Company incurs any ongoing incremental costs as a result of the AmeriServe bankruptcy or actions related thereto, it intends to mitigate those costs to the maximum extent possible through other reasonable management actions.

     Tricon, KFC, Pizza Hut, Taco Bell and Tricon International have also entered into multi-year agreements with Pepsi-Cola Company regarding the sale of Pepsi-Cola beverage products at Company stores.

     Strong Cash Flow

     As indicated in Items 7 and 8, the Company has generated significant cash flows from operating activities and through its global refranchising program. This cash flow has funded existing operations, capital expenditures and debt reduction of over $2.1 billion since the Spin-off. This cash flow has also allowed the Company to fund investment in existing and new restaurant units, product innovation and quality, improved operating platforms leading to improved service, information technology systems, store-level human resources including recruiting and training and creative marketing programs. Additionally, this cash flow permitted the Company to repurchase 3.3 million shares of its stock through the end of 1999 under the Company's share repurchase program.

     A discussion of the Company's financing activities, cash flow and liquidity is contained in MD&A in Part II, Item 7, pages 20 through 41.

     U.S. Growth Opportunities

     Tricon believes it has many opportunities to achieve growth in both sales per unit and distribution channels in its U.S. businesses due to the following:

     Daypart Expansion. The Company's strengths in market research and R&D, combined with underdeveloped dayparts (segments of each business day) in all three Concepts provide an opportunity to increase the average sales per unit. In 1999, almost two-thirds of KFC and approximately three-quarters of Pizza Hut system sales occurred during the dinner occasion. At Taco Bell, approximately half of its system sales occurred during the lunch occasion, with about 45 percent occurring at dinner and the remainder during snacking hours.

     Channel Expansion. The Company believes that significant growth opportunities exist with respect to delivery services. The Company's products, especially chicken and pizza, are well suited to delivery because their relatively long holding times allow them to be delivered hot and ready to eat. Today, Pizza Hut has a well-developed delivery system and over 450 KFC units currently offer some delivery services. In addition, the Company believes there is opportunity to innovate with respect to the type of unit that best meets consumer needs. Some of the alternative channels that are under development include non-traditional units such as Taco Bell Express in venues such as shopping malls, food courts, airports, gas and convenience stores, and schools.

     Multi-Branding. The Company is actively pursuing the strategy of multi-branding, where two or more of its Concepts are operated in a single restaurant unit. As of year-end 1999, there were 647 system units housing more than one Concept. By combining two or more of its Concepts in one location, particularly those that have complementary daypart strengths, the Company believes it can generate higher sales volumes from such units, significantly improve returns on per unit investment, and enhance its ability to penetrate a greater number of trade areas throughout the U.S. Through the consolidation of market planning initiatives across all three of its Concepts, the Company has established multi-year development plans by trade area to optimize franchise and company penetration of all three Concepts and to improve returns on its existing asset base. The development of these multi-branded units may be limited, in some instances, by prior development and/or territory rights granted to franchisees.

     International Growth Opportunities

     Focus on Key Growth Markets. Following the Spin-off, the Company redirected its international ownership strategy to focus on building Company stores in what it believes are high growth potential markets where it can more efficiently leverage its scale, while increasing franchise penetration through franchise development and refranchising in other international markets. As an example, the Company has demonstrated considerable success in penetrating Asian emerging markets, with some of its highest volume stores in the world being operated in China. In the future, the Company intends to focus a significant portion of its new-unit capital on this and other high growth potential markets.

     Underdeveloped Presence. Although the Company and its franchisees have established a presence in 104 countries and territories, many of these countries are still underpenetrated considering not only population size and growth, but also per capita purchasing power. Even in countries which have populations with similar per capita purchasing power, the ratio of stores per million people is still far below that found in the U.S., and the Company believes there is significant opportunity to leverage an increasing demand for convenient, fully prepared foods in those countries.

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

     Sale of Non-Core Concepts

     In late 1996, the Company set a strategy to focus human and financial resources on growing the sales and profitability of its core Concepts. As a result, the non-core restaurant businesses of California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo's Sandwich Shops, East Side Mario's and Hot 'n Now (the "Non-core Businesses") were sold in 1997. The operations of these Non-core Businesses were not material to the operations of Tricon.

Information about the Non-core Businesses is included in MD&A and the related Consolidated Financial Statements and footnotes in Part II, Item 7, pages 20 through 41; and Part II, Item 8, pages 42 through 81, respectively, of this Form 10-K.

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

     Working Capital

     Information about the Company's working capital is included in MD&A in Part II, Item 7, pages 20 through 41 of this Form 10-K.

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

     Research and Development

     The Company operates R&D facilities in Louisville, Kentucky; Dallas, Texas; and Irvine, California. The Company expensed $24 million in 1999 and $21 million in both 1998 and 1997 for R&D activities.

     Environmental Matters

     The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures. However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 1999, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

     The Company is also subject to federal and state laws governing such matters as employment and pay practices, overtime, tip credits and working conditions. The bulk of the Company's employees are paid on an hourly basis at rates related to the federal minimum wage.

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

     International. Internationally, the Company's restaurants are subject to national and local laws and regulations which are similar to those affecting the Company's U.S. restaurants, including laws and regulations concerning labor, health, sanitation and safety. The international restaurants are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment. International compliance with environmental requirements has not had a material adverse effect on the Company's results of operations, capital expenditures or competitive position.

     Employees

     At year-end 1999, the Company employed approximately 210,000 persons, approximately 70 percent of whom were part-time employees. Nearly 70 percent of the Company's employees are employed in the U.S. The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors. Most Company employees are paid on an hourly basis. About 2 percent of the Company's U.S. employees are covered by collective bargaining agreements. The Company's non-U.S. employees are subject to numerous labor council relationships that vary due to the diverse cultures in which the Company operates. The Company considers its employee relations to be good.

     d)  Financial Information about International and U.S. Operations

     Financial information about International and U.S. markets is incorporated herein by reference from Selected Financial Data, MD&A and the related Consolidated Financial Statements and footnotes in Part II, Item 6, page 19;
Part II, Item 7, pages 20 through 41; and Part II, Item 8, pages 42 through 81, respectively, of this Form 10-K.

Item 2.   Properties.

     As of year-end 1999, Tricon Concepts owned approximately 800 and leased approximately 4,200 units in the U.S.; and Tricon International owned approximately 1,200 and leased approximately 800 units outside the U.S. Company restaurants in the U.S. which are not owned are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with short renewal options. Unconsolidated Affiliates owned or leased approximately 1,200 units. Tricon leases Tricon International's and Pizza Hut's corporate headquarters in Dallas, Texas. Taco Bell leases its corporate headquarters in Irvine, California and KFC owns its corporate headquarters and a research facility in Louisville, Kentucky. In addition, Tricon owns an office facility in Wichita, Kansas (the "Wichita Facility") and leases office facilities for accounting services in both Louisville, Kentucky, and Albuquerque, New Mexico. In 1998, the primary operations conducted at the Wichita Facility were relocated to Louisville, Kentucky, and Dallas, Texas, and the facility was closed. The Company expects to sell the Wichita Facility at a price which should at least recover its current carrying amount, but cannot estimate the timing of such a sale at this time. Additional information about the Company's properties is included in the Consolidated Financial Statements and footnotes in Part II, Item 8, pages 42 through 81, of this Form 10-K.

     The Company believes that its properties are generally in good operating condition and are suitable for the purposes for which they are being used.

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

     On May 11, 1998, a purported class action lawsuit against Pizza Hut, Inc., and one of its franchisees, PacPizza, LLC, entitled Aguardo, et al. v. Pizza Hut, Inc., et al. ("Aguardo"), was filed in the Superior Court of the State of California of the County of San Francisco. The lawsuit was filed by three former Pizza Hut restaurant general managers purporting to represent approximately
1,300 current and former California restaurant general managers of Pizza Hut and PacPizza. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and vacation pay and seeks an unspecified amount in damages. On January 12, 2000, the Court certified a class of approximately 1,300 current and former restaurant general managers. This lawsuit is in the early discovery phase.

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

     On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. ("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has currently paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. The lawsuit is in the discovery and pre-trial motions phase. A trial date of November 2, 1999 was set. However, on November 1, 1999, the Court issued a proposed order postponing the trial and establishing a pre-trial claims process. The final order regarding the claims process was entered on January 14, 2000. Taco Bell moved for certification of an immediate appeal of the Court-ordered claims process and requested a stay of the proceedings. This motion was denied on February 8, 2000, and Taco Bell intends to appeal this decision to the Supreme Court of Oregon. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000.

     We have provided for the estimated costs of the Aguardo, Mynaf and Bravo litigations, based on a projection of eligible claims (including claims filed to date, where applicable), the cost of each eligible claim and the estimated legal fees incurred by plaintiffs. Although the outcome of these lawsuits cannot be determined at this time, we believe the ultimate cost of these cases in excess of the amounts already provided will not be material to our annual results of operations, financial condition or cash flows.

     On February 10, 1995, a class action lawsuit, entitled Ryder, et al. v. Taco Bell Corp. ("Ryder"), was filed in the Superior Court of the State of Washington for King County on behalf of approximately 16,000 current and former Taco Bell employees claiming unpaid wages resulting from alleged uniform, rest and meal period violations and unpaid overtime. In April 1996, the Court certified the class for purposes of injunctive relief and a finding on the issue of liability. The trial was held during the first quarter of 1997 and resulted in a liability finding. In August 1997, the Court certified the class for purposes of damages as well. Prior to the damages phase of the trial, the parties reached a court-approved settlement process in April 1998. The settlement process is substantially complete, with less than 50 claims left to be resolved. We have provided for the estimated cost of settling these remaining claims.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of the Registrant

     The executive officers of the Company as of February 28, 2000, and their ages and current positions as of that date are as follows:

 Name                       Age     Position
 ----                       ---     --------

David C. Novak              47      Vice Chairman of the Board, Chief Executive
                                     Officer and President

David J. Deno               42      Chief Financial Officer

Gregg R. Dedrick            40      Executive Vice President, People and Shared
                                     Services

Aylwin B. Lewis             45      Executive Vice President, Operations and New
                                     Business Development

Christian L. Campbell       49      Senior Vice President, General Counsel and
                                     Secretary

Robert L. Carleton          59      Senior Vice President and Controller

Jonathan D. Blum            41      Senior Vice President - Public Affairs

Mark S. Cosby               41      Chief Development Officer

Peter A. Bassi              50      President, Tricon Restaurants International

Charles E. Rawley, III      49      President and Chief Operating Officer, KFC

Michael S. Rawlings         45      President and Chief Concept Officer, Pizza
                                     Hut

Peter C. Waller             45      President and Chief Concept Officer, Taco
                                     Bell

Peter R. Hearl              48      Executive Vice President, Tricon Restaurants
                                     International

Terry D. Davenport          42      Chief Concept Officer and Chief Marketing
                                     Officer, KFC

Michael A. Miles, Jr        38      Chief Operating Officer, Pizza Hut

Robert T. Nilsen            40      Chief Operating Officer, Taco Bell

     David C. Novak is Vice Chairman of the Board, Chief Executive Officer and President of Tricon. From October 1997 to December 1999, he served as Vice Chairman and President of Tricon. Mr. Novak previously served as Group President and Chief Executive Officer, KFC and Pizza Hut from August 1996 to July 1997. Mr. Novak joined Pizza Hut in 1986 as Senior Vice President, Marketing. In 1990, he became Executive Vice President, Marketing and National Sales, for Pepsi-Cola Company. In 1992 he became Chief Operating Officer, Pepsi-Cola North America, and in 1994 he became President and Chief Executive Officer of KFC North America.

     David J. Deno is Chief Financial Officer of Tricon. He has served in this position since November 1999. From August 1997 to November 1999, Mr. Deno served as Senior Vice President and Chief Financial Officer of Tricon Restaurants International. From August 1996 to August 1997, Mr. Deno served as Senior Vice President and Chief Financial Officer for Pizza Hut. From 1994 to August 1996, Mr. Deno was Division Vice President for the Southeast Division of Pizza Hut. Mr. Deno joined Pizza Hut in 1991 as Vice President and Controller.

     Gregg R. Dedrick is Executive Vice President and Chief People Officer for Tricon. From July 1997 to November 1999, he served as Senior Vice President and Chief People Officer. Mr. Dedrick previously served as Senior Vice President, Human Resources, for Pizza Hut and KFC, a position he assumed in 1996. Mr. Dedrick joined Pepsi-Cola Company in 1981 and held various personnel-related positions with Pepsi-Cola from 1981 to 1994. In 1994, he became a Vice President, Human Resources for Pizza Hut, and in 1995 he became Senior Vice President of Human Resources for KFC.

     Aylwin B. Lewis is Executive Vice President, Operations and New Business Development for Tricon. From July 1997 to December 1999, he served as Chief Operating Officer of Pizza Hut. Mr. Lewis previously served as Senior Vice President, Operations for Pizza Hut, a position he assumed in 1996. He served in various positions at KFC, including Senior Director of Franchising and Vice President of restaurant Support Services, becoming Division Vice President, Operations for KFC in 1993, and Senior Vice President, New Concepts for KFC in 1995. Mr. Lewis joined KFC in 1991 as a Regional General Manager.

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

     Mark S. Cosby is Chief Development Officer at Tricon. He has served in this position since September 1997. From August 1996 to September 1997, Mr. Cosby was Senior Vice President Operations Development for KFC. From March 1993 to August 1996, he held various positions at KFC including Vice President of Planning, Vice President of Purchasing, and Vice President of Operations for the North Central Division. Mr. Cosby joined PepsiCo with Taco Bell in 1988.

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

     Michael A. Miles, Jr. is Chief Operating Officer of Pizza Hut. He has served in this position since January 2000. From May 1996 to December 1999, Mr. Miles served as Senior Vice President, Concept Development and Franchise. From December 1994 to April 1996, he was Division Vice President for Pizza Hut. Mr. Miles joined PepsiCo in May 1993 as Director of Strategic Planning.

     Robert T. Nilsen is Chief Operating Officer of Taco Bell. He has served in this position since January 2000. From January 1999 to December 1999, he was Senior Vice President and Managing Director of Tricon Restaurants International brands in the South Pacific. From October 1997 to January 1999, he served as Vice President and Managing Director of Tricon Restaurants International brands in the South Pacific. From April 1996 to October 1997, Mr. Nilsen was Region Vice President of Tricon Restaurants International with responsibility for franchise operations across South Asia, the Middle East and Hawaii. From 1995 to April 1996, he was Managing Director for KFC and Pizza Hut in Southern Africa.

     Executive officers are elected by and serve at the discretion of the Board of Directors.

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
           Matters.

     The Company's Common Stock trades under the symbol YUM and is listed on the New York Stock Exchange. The following sets forth the high and low composite closing sale prices by quarter of the Company's Common Stock.

                        1999                               1998
-------------------------------------------------------------------------------
Quarter         High             Low               High            Low
-------------------------------------------------------------------------------

First         $ 69 1/2         $ 46              $ 30 5/8        $ 25 15/16
Second          73 1/2           50 1/4            33 1/8          29 9/16
Third           56 3/8           35 3/4            40 3/4          29 15/16
Fourth          45 1/8           37 11/16          49 1/2          33 1/4
-------------------------------------------------------------------------------

     The approximate number of shareholders of record of the Company's common stock as of February 28, 2000 was 156,000.

The Company does not presently intend to pay dividends on its common stock.

Item 6.   Selected Financial Data.
-----------------------------------------------------------------------------------------------------------
Selected Financial Data
TRICON Global Restaurants, Inc. and Subsidiaries
(in millions,  except per share and unit amounts)
-----------------------------------------------------------------------------------------------------------
                                                                 Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                 1999        1998         1997         1996         1995
-----------------------------------------------------------------------------------------------------------
Summary of Operations
System sales (rounded)(1)
  U.S.                                       $  14,500    $  14,000   $  13,500    $  13,400    $  13,200
  International                                  7,300        6,600       7,000        6,900        6,500
                                             --------------------------------------------------------------
  Total                                         21,800       20,600      20,500       20,300       19,700
                                             --------------------------------------------------------------
Revenues
  Company sales                                  7,099        7,852       9,112        9,738        9,813
  Franchise and license fees                       723          627         578          494          437
                                             --------------------------------------------------------------
  Total                                          7,822        8,479       9,690       10,232       10,250
                                             --------------------------------------------------------------

Facility actions net gain (loss)(2)                381          275        (247)          37         (402)
Unusual items(3)                                   (51)         (15)       (184)        (246)           -
                                             --------------------------------------------------------------

Operating profit                                 1,240        1,028         241          372          252
Interest expense, net                              202          272         276          300          355
                                             --------------------------------------------------------------
Income (loss) before income taxes(2)(3)          1,038          756         (35)          72         (103)
Net income (loss)(2)(3)                            627          445        (111)         (53)        (132)
Basic earnings per common share(4)                4.09         2.92         N/A          N/A          N/A
Diluted earnings per common share(4)              3.92         2.84         N/A          N/A          N/A
-----------------------------------------------------------------------------------------------------------
Cash Flow Data
Provided by operating activities             $     565    $     674   $     810    $     713    $     813
Capital spending                                   470          460         541          620          701
Refranchising of restaurants                       916          784         770          355          165
-----------------------------------------------------------------------------------------------------------
Balance Sheet
Total assets                                 $   3,961    $   4,531   $   5,114    $   6,520    $   6,908
Operating working capital deficit                 (832)        (960)     (1,073)        (915)        (925)
Long-term debt                                   2,391        3,436       4,551          231          260
Total debt                                       2,508        3,532       4,675          290          404
Investments by and advances from PepsiCo             -            -           -        4,266        4,604
-----------------------------------------------------------------------------------------------------------
Other Data
Number of stores at year-end(1)
  Company                                        6,981        8,397      10,117       11,876       12,540
  Unconsolidated Affiliates                      1,178        1,120       1,090        1,007          926
  Franchisees                                   18,414       16,650      15,097       13,066       11,901
  Licensees                                      3,409        3,596       3,408        3,147        2,527
                                             --------------------------------------------------------------
  System                                        29,982       29,763      29,712       29,096       27,894
U.S. Company same store sales growth(1)
  KFC                                               2%           3%          2%           6%           7%
  Pizza Hut                                         9%           6%        (1)%         (4)%           4%
  Taco Bell                                          -           3%          2%         (2)%         (4)%
  Blended                                           4%           4%          1%          N/A          N/A
Shares outstanding at year-end (in millions)       151          153         152          N/A          N/A
Market price per share at year-end           $ 37 15/16   $  47 5/8   $  28 5/16         N/A          N/A
-----------------------------------------------------------------------------------------------------------

N/A - Not Applicable.

TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") became an independent, publicly owned company on October 6, 1997 through the spin-off of the restaurant operations of its former parent, PepsiCo, Inc., to its shareholders. The historical consolidated financial data for 1997 and the prior years above were prepared as if we had been an independent, publicly owned company for all periods presented. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.
(1)  Excludes Non-core Businesses.
(2) Includes $13 million ($10 million after-tax) and $54 million ($33 million after-tax) of favorable adjustments to our 1997 fourth quarter charge in 1999 and 1998, respectively, $410 million ($300 million after-tax) related to our fourth quarter charge in 1997 and $457 million ($324 million after-tax) related to the early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment Of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.
(3) Includes $11 million ($10 million after-tax) and $11 million ($7 million after-tax) of favorable adjustments to our 1997 fourth quarter charge in 1999 and 1998, respectively. 1997 includes $120 million ($125 million after-tax) related to our 1997 fourth quarter charge and an additional $54 million ($34 million after-tax) related to the 1997 disposal of the Non-core Businesses. 1996 includes $246 million ($189 million after-tax) write-down of our Non-core Businesses. See Note 5 to the Consolidated Financial Statements.
(4) EPS data has been omitted for 1997 and prior years as our capital structure as an independent, publicly owned company did not exist for those years.

Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

     Introduction

     TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON" or the "Company") is comprised of the worldwide operations of KFC, Pizza Hut and Taco Bell (the "Core Business(es)") and is the world's largest quick service restaurant ("QSR") company based on the number of system units. Separately, each brand ranks in the top ten among QSR chains in U.S. system sales and units. Our 9,000 plus international units make us the second largest QSR company outside the United States.

     Throughout Management Discussion and Analysis ("MD&A"), we make reference to ongoing operating profit which represents our operating profit excluding the impact of our accounting and human resources policy changes in 1999 (collectively, the "accounting changes"), facility actions net gain and unusual items. See Note 5 to the Consolidated Financial Statements for a detailed discussion of these exclusions. We use ongoing operating profit as a key performance measure of our results of operations for purposes of evaluating performance internally and as the base to forecast future performance. Ongoing operating profit is not a measure defined in generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitution for measures of performance in accordance with GAAP.

     In 1999, our international business accounted for 33% of system sales, 27% of total revenues and 25% of operating profit before unallocated and corporate expenses, gains and losses from foreign exchange, accounting changes, facility actions net gain and unusual items. We anticipate that, despite the inherent risks and generally higher general and administrative expenses required by international operations, we will continue to invest in key international markets with substantial growth potential.

     TRICON became an independent, publicly owned company on October 6, 1997 (the "Spin-off Date") via a tax free distribution of our Common Stock (the "Distribution" or "Spin-off") to the shareholders of our former parent, PepsiCo, Inc. ("PepsiCo"). See Notes 2, 11 and 21 to the Consolidated Financial Statements. For purposes of this MD&A, we include the worldwide operations of our Core Businesses and, through their respective dates of disposal in 1997, our U.S. non-core businesses. These non-core businesses consist of California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo's Sandwich Shops, East Side Mario's and Hot `n Now (collectively the "Non-core Businesses"). Where significant to the discussion, we separately identify the impact of the Non-core Businesses.

     This MD&A should be read in conjunction with our Consolidated Financial Statements on pages 43 - 81 and the Cautionary Statements on page 41. All Note references herein refer to the Notes to the Consolidated Financial Statements on pages 47 - 81. Tabular amounts are displayed in millions except per share and unit count amounts, or as specifically identified.

Factors Affecting Comparability of 1999 Results to 1998

     1997 Fourth Quarter Charge
     --------------------------

     In the fourth quarter of 1997, we recorded a $530 million unusual charge ($425 million after-tax). The charge included estimates for (1) costs of closing stores, primarily at Pizza Hut and internationally; (2) reduction to fair market value, less costs to sell, of the carrying amounts of certain restaurants we intended to refranchise; (3) impairment of certain restaurants intended to be used in the business; (4) impairment of certain investments in unconsolidated affiliates to be retained; and (5) costs of related personnel reductions.

     During 1999 and 1998, we continued to re-evaluate our prior estimates of the fair market value of units to be refranchised or closed and other liabilities arising from the charge. In 1999, we made favorable adjustments of $13 million ($10 million after-tax) and $11 million ($10 million after-tax) included in facility actions net gain and unusual items, respectively. These adjustments related to lower-than-expected losses from stores disposed of, decisions to retain stores originally expected to be disposed of and changes in estimated costs. In 1998, favorable adjustments of $54 million ($33 million after-tax) and $11 million ($7 million after-tax) were included in facility actions net gain and unusual items, respectively. These adjustments primarily related to decisions to retain certain stores originally expected to be disposed of, lower-than-expected losses from stores disposed of and favorable lease settlements with certain lessors related to stores closed. At December 25, 1999, we had completed the actions covered by the charge. See Note 5 for a detailed analysis of the 1997 fourth quarter charge, which includes a roll-forward of the asset valuation allowances and liabilities.

     Our ongoing operating profit includes benefits from the suspension of depreciation and amortization of approximately $12 million ($7 million after-tax) and $33 million ($21 million after-tax) in 1999 and 1998, respectively, for stores held for disposal. The relatively short-term benefits from depreciation and amortization suspension related to stores that were operating at the end of the respective periods ceased when the stores were refranchised, closed or a subsequent decision was made to retain the stores.

     Unusual Items
     -------------

     We had unusual items of $51 million ($29 million after-tax), $15 million ($3 million after-tax) and $184 million ($165 million after-tax) in 1999, 1998 and 1997, respectively. See Note 5 for a detailed discussion of our unusual items.

     Store Portfolio Perspectives
     ----------------------------

     For the last several years, we have been strategically reducing our share of total system units by selling Company restaurants to existing and new franchisees where their expertise can be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and International markets. This portfolio-balancing activity has reduced, and will continue to reduce, our reported revenues and restaurant profits and increase the importance of system sales as a key performance measure. We expect that the loss of restaurant level profits from the disposal of these stores will be largely mitigated by increased franchise fees from stores refranchised, lower field general and administrative expenses and reduced interest costs due to the reduction of debt from the after-tax cash proceeds from our refranchising activities.

     We currently expect to refranchise approximately 500 to 600 restaurants in 2000 compared to over 1,400 in 1999. However, if market conditions are favorable, we may sell more restaurants than the current forecast. As a result of this decline, we estimate that our 2000 refranchising gains will be significantly less than our 1999 gains. In addition, we expect the impact of refranchising gains to be even less significant over time as we approach our target of approximately 20 percent Company ownership of the total system.

     The following table summarizes our refranchising activities for the last five years:

                                      Total          1999            1998            1997          1996       1995
                                    ---------    ------------    ------------    ------------    -------    -------
Number of units refranchised           5,138        1,435           1,373           1,407           659        264
Refranchising proceeds, pre-tax     $  2,990     $    916        $    784        $    770        $  355     $  165
Refranchising net gain, pre-tax     $  1,045     $    422(a)     $    279(b)     $    112(c)     $  139     $   93

(a) Includes favorable adjustments to our 1997 fourth quarter charge of $4 million.
(b) Includes unfavorable adjustments to our 1997 fourth quarter charge of $2 million.
(c)  Includes a 1997 fourth quarter charge of $136 million.

     In addition to our refranchising program, we have been closing restaurants over the past several years. Restaurants closed include poor performing restaurants, restaurants that are relocated to a new site within the same trade area or U.S. Pizza Hut delivery units consolidated with a new or existing dine-in traditional store which has been remodeled to provide dine-in, carry-out and delivery services within the same trade area.

     The following table summarizes store closure activities for the last five years:

                               Total        1999           1998          1997          1996      1995
                             ---------    ----------    -----------    ----------    -------   -------
Number of units closed          2,119        301           572            632           347       267
Store closure net costs      $    312     $   13(a)     $  (27)(b)     $  248(c)     $   40    $   38

(a) Includes favorable adjustments to our 1997 fourth quarter charge of $9 million.
(b) Includes favorable adjustments to our 1997 fourth quarter charge of $56 million.
(c)  Includes a 1997 fourth quarter charge of $213 million.

     Our overall Company ownership percentage of total system units was 23% at December 25, 1999, a decline of 5 percentage points from year-end 1998 and 11 percentage points from year-end 1997.

     The portfolio effect on ongoing operating profit included in our discussions of results of operations represents the estimated impact on revenue, restaurant margin, general and administrative expenses and operating profit related to our refranchising and store closure initiatives described above.

Results of Operations

     Our Spin-off in 1997, the impacts of our facility actions over the last three years, our 1997 fourth quarter charge and the impacts of the disposal of our Non-core Businesses represent significant items which complicate year-over-year comparisons.

     Prior to October 7, 1997, our historical financial statements were impacted by our lack of history as an independent, publicly owned company. The amounts for certain items, specifically general and administrative expenses, interest expense and income taxes, included in our historical reported results for periods prior to the Spin-off, include allocations or computations which are not indicative of the amounts we would have incurred if we had been an independent, publicly owned company during all periods presented. See Note 2.

     Comparative information is also impacted by the operations of and disposal charges related to our Non-core Businesses in 1997. These disposal charges included an estimated provision for all expected future liabilities associated with the disposal of our Non-core Businesses. We were required to retain these liabilities as part of the Spin-off. Our best estimates of all such liabilities have been included in the accompanying Consolidated Financial Statements. See
Note 21. Actual amounts incurred may ultimately differ from these estimates. However, we believe the amounts, if any, in excess of our previously recorded liabilities are not likely to have a material adverse effect on our results of operations, financial condition or cash flow.

     Following is a summary of the results of the operations of our Non-core Businesses through their respective disposal dates:

                                                                        1997
                                                                      --------
     Revenues                                                         $  268
     % of total revenues                                                  3%
     Non-core Businesses operating profit, before disposal charges    $   13
     Unusual disposal charges                                             54
     Net loss                                                            (26)

Worldwide Results of Operations

                                                      % B(W)                         % B(W)
                                       1999          vs. 1998          1998         vs. 1997
                                    -----------    ------------    -----------    ------------
System Sales                        $  21,762            6         $  20,620            1
                                    ===========                    ===========

Revenues
Company sales                       $   7,099          (10)        $   7,852          (14)
Franchise and license fees(1)             723           15               627            8
                                    -----------                    -----------
  Total Revenues                    $   7,822           (8)        $   8,479          (12)
                                    ===========                    ===========

Company Restaurant Margin           $   1,091            3         $   1,058            -
                                    ===========                    ===========
    % of sales                         15.4%         1.9 ppts.         13.5%        1.9 ppts.

Ongoing operating profit            $     881           15         $     768           14
Accounting changes(2)                      29           NM                 -            -
Facility actions net gain (loss)          381           38               275           NM
Unusual items                             (51)          NM               (15)          NM
                                    -----------                    -----------
Operating Profit                        1,240           21             1,028           NM
Interest expense, net                     202           26               272            1
Income Tax Provision                      411          (32)              311           NM
                                    -----------                    -----------

Net Income (Loss)                   $     627           41         $     445           NM
                                    ===========                    ===========

Diluted Earnings Per Share          $    3.92           38         $    2.84           NM
                                    ===========                    ===========

(1)  Excluding the special 1997 KFC renewal fees, 1998 increased 13% over 1997.

(2)  See Note 5 for complete  discussion  of our 1999 favorable  accounting changes.
--------------------------------------------------------------------------------

Worldwide Restaurant Unit Activity

                                                       Unconsolidated
                                       Company           Affiliates        Franchisees      Licensees       Total
                                      ------------    ----------------    -------------    -----------    ---------
 Balance at Dec. 27, 1997               10,117              1,090            15,097           3,408        29,712
 New Builds & Acquisitions                 225                 63               790             544         1,622
 Refranchising & Licensing              (1,373)                (9)            1,302              80             -
 Closures                                 (572)               (24)             (539)           (436)       (1,571)
                                      ------------    ----------------    -------------    -----------    ---------
 Balance at Dec. 26, 1998                8,397              1,120            16,650           3,596        29,763
 New Builds & Acquisitions                 323                 83               858             586         1,850
 Refranchising & Licensing              (1,435)                (5)            1,443              (3)            -
 Closures                                 (301)               (20)             (434)           (646)       (1,401)
 Other                                      (3)                 -              (103)           (124)         (230)
                                      ------------    ----------------    -------------    -----------    ---------
 Balance at Dec. 25, 1999                6,981(a)           1,178            18,414           3,409        29,982
                                      ============    ================    =============    ===========    =========
 % of total                               23.3%               3.9%             61.4%           11.4%        100.0%

(a) Includes 37 Company units approved for closure but not yet closed at December 25, 1999.
--------------------------------------------------------------------------------

Worldwide System Sales and Revenues

     System Sales increased $1.1 billion or 6% in 1999. Excluding the favorable impact of foreign currency translation, system sales increased $1 billion or 5%. The improvement was driven by new unit development and positive same store sales growth in our three U.S. concepts and our international business, Tricon Restaurants International ("TRI" or "International"). U.S. development was primarily at Taco Bell while International development was primarily in Asia. The increase was partially offset by store closures at our three U.S. concepts and in International.

     In 1998, system sales increased $155 million or 1%. Excluding the negative impact of foreign currency translation, system sales increased by $871 million or 4%. The increase reflected the development of new units, primarily by
franchisees  and  licensees,   and  positive  same  store  sales  growth.   U.S.
development was primarily at Taco Bell while international development was primarily in Asia. This growth in system sales was partially offset by store closures.

     Revenues decreased $657 million or 8% in 1999. As expected, Company sales decreased $753 million or 10% in 1999. The decline in Company sales was due to the portfolio effect. Excluding the portfolio effect, Company sales increased $513 million or 8%. The increase was primarily due to new unit development, favorable effective net pricing and volume increases at Pizza Hut, led by "The Big New Yorker," and at TRI. Effective net pricing includes increases or decreases in price and the effect of changes in product mix. Franchise and license fees grew $96 million or 15% in 1999. The growth was primarily driven by units acquired from us and new unit development primarily in Asia and at Taco Bell in the U.S., partially offset by store closures by franchisees and licensees.

     In 1998, revenues decreased $1.2 billion or 12%. Revenues in 1997 included $268 million related to the Non-core Businesses. Excluding the negative impact of foreign currency translation and revenues from the Non-core Businesses, revenues decreased $749 million or 8%. Company sales decreased $1.3 billion or 14%. The decline in Company sales was due to the portfolio effect. Excluding the portfolio effect, the negative impact of foreign currency translation and the Non-core Businesses, Company sales increased $511 million or 7%. The increase in Company sales was primarily driven by new unit development and effective net pricing, partially offset by store closures. Franchise and license fees increased $49 million or 8%. Excluding the negative impact of foreign currency translation and the special 1997 KFC renewal fees of $24 million, franchise and license fees increased $95 million or 17%. The growth was primarily driven by units acquired from us and new unit development primarily in Asia and at Taco Bell in the U.S., partially offset by store closures by franchisees and licensees.

Worldwide Company Restaurant Margin

                                             1999        1998        1997
                                           --------    --------    --------
Company sales                               100.0%      100.0%      100.0%
Food and paper                               31.5        32.1        32.4
Payroll and employee benefits                27.6        28.6        28.7
Occupancy and other operating expenses       25.5        25.8        27.3
                                           --------    --------    --------
Restaurant margin                            15.4%       13.5%       11.6%
                                           ========    ========    ========

     Our restaurant margin as a percentage of sales increased approximately 190 basis points for 1999. The portfolio effect contributed nearly 50 basis points and accounting changes contributed approximately 15 basis points to our improvement. Excluding the portfolio effect and accounting changes, our restaurant margin grew approximately 125 basis points. This improvement in restaurant margin was primarily attributable to effective net pricing in excess of cost increases, primarily labor in the U.S. Restaurant margin also benefited from improved food and paper cost management in both the U.S. and key International equity markets. Volume increases at Pizza Hut in the U.S. and in key International equity markets were fully offset by volume declines at Taco Bell and the unfavorable impact of the introduction of lower margin chicken sandwiches at KFC in the U.S.

     In 1998, our restaurant margin as a percent of sales increased almost 190 basis points. Portfolio effect contributed approximately 65 basis points and the suspension of depreciation and amortization relating to our 1997 fourth quarter charge contributed approximately 55 basis points to our improvement. Excluding the portfolio effect and the benefits of the 1997 fourth quarter charge, our restaurant margin increased approximately 70 basis points. The improvement was largely due to effective net pricing in excess of increased costs, primarily labor. Labor increases were driven by higher wage rates, primarily attributable to the September 1997 minimum wage increase in the U.S., an increase in the management complement in our U.S. Taco Bell restaurants and lower favorable insurance-related adjustments in 1998. The decrease in occupancy and other operating expenses related primarily to higher spending in 1997 on store refurbishment and quality initiatives at Taco Bell and Pizza Hut as well as an increase in higher favorable insurance-related adjustments in 1998. These favorable items were partially offset by increased store refurbishment expenses at KFC in 1998.

Worldwide General & Administrative Expenses ("G&A")

     G&A decreased $21 million or 2% in 1999. Excluding the $18 million favorable impact of 1999 accounting changes, G&A decreased $3 million in 1999. In 1999, the favorable impacts of our portfolio effect, our fourth quarter 1998 decision to streamline our international business and the absence of costs associated with relocating certain operations from Wichita, Kansas in 1998 were partially offset by higher strategic and other corporate expenses. In addition to the items described above, higher spending on biennial meetings to support our culture initiatives and the absence of favorable cost recovery agreements with AmeriServe Food Distribution, Inc. ("AmeriServe") and PepsiCo that were terminated in 1998 resulted in a modest increase in G&A in 1999. Our 1999 G&A included Year 2000 spending of approximately $30 million as compared to $31 million in 1998.

     In 1998, G&A decreased $15 million or 2%. G&A in 1997 included approximately $24 million related to Non-core Businesses. Excluding the impact of the Non-core Businesses, G&A increased $9 million or 1%. The increase reflected higher investment spending offset by the favorable impacts of our portfolio effect, decreased restaurant support center and field operating overhead and foreign currency translation. Our investment spending consisted primarily of costs related to Year 2000 compliance and remediation efforts of $31 million in 1998 versus $4 million in 1997, along with the costs to relocate our processing center from Wichita to other existing restaurant support centers of $14 million. In addition, we experienced increased administrative expenses as an independent, publicly owned company and incurred additional expenses related to continuing efforts to improve and standardize administrative and accounting systems.

Worldwide Other (Income) Expense

                                                    % B(W)                    % B(W)
                                        1999       vs. 1998       1998       vs. 1997
                                      --------    ----------    --------    ----------
Equity income from investments in
  unconsolidated affiliates           $  (19)          6        $  (18)         NM
Foreign exchange net loss (gain)           3          NM            (6)         NM
                                      --------                  --------
                                      $  (16)        (31)       $  (24)         NM
                                      ========                  ========

     Other income declined $8 million in 1999. Net foreign exchange losses were $3 million in 1999 compared to net foreign exchange gains of $6 million in 1998. This decline was due to foreign losses in 1999 versus gains in 1998 related to U.S. dollar denominated short-term investments in Canada.

     In 1998, equity income from investments in our unconsolidated affiliates increased $10 million. This increase was due primarily to lower amortization relating to the impact of the $79 million joint venture investment impairment included in our 1997 fourth quarter charge and, to a lesser extent, the impact of new unit development primarily by our affiliate in the United Kingdom. Net foreign exchange gains were $6 million in 1998 compared to net foreign exchange losses of $16 million in 1997. This improvement was due primarily to non-recurring 1997 foreign exchange losses, predominantly in Thailand and the Netherlands, and to foreign exchange gains in 1998 primarily due to U.S. dollar denominated short-term investments in Canada.

Worldwide Facility Actions Net (Gain) Loss

                                                   1999                            1998                            1997
                                        ----------------------------    -----------------------------    ------------------------
                                                        Excluding                        Excluding
                                                      1997 4th Qtr.                    1997 4th Qtr.                   Excluding
                                                          Charge                           Charge                       4th Qtr.
                                          Total        Adjustments        Total        Adjustments          Total       Charge
                                        ---------    ---------------    ---------    ----------------    ---------    -----------
Refranchising net gains                 $  (422)     $    (418)         $  (279)     $    (281)          $  (112)     $   (248)
Store closure net costs                      13             22              (27)            29               248            35
Impairment charges for stores that
  will continue to be used in the
  business                                   16             16               25             25               111            50
Impairment charges for stores to be
  closed in the future                       12             12                6              6                 -             -
                                        ---------    ---------------    ---------    ----------------    ---------    -----------
Facility actions net (gain) loss        $  (381)     $    (368)         $  (275)     $    (221)          $   247      $   (163)
                                        =========    ===============    =========    ================    =========    ===========

     Refranchising net gains resulted from the refranchising of 1,435 units in 1999, 1,373 units in 1998 and 1,407 units in 1997. These gains included initial franchise fees of $45 million, $44 million and $41 million in 1999, 1998 and 1997, respectively. See pages 21 - 22 for more details regarding our refranchising activities.

     Impairment charges for stores that will continue to be used in the business were $16 million in 1999 compared to $25 million in 1998 reflecting fewer underperforming stores. In 1998, upon adoption of the SEC's interpretation of SFAS 121, we also began to perform impairment evaluations when we expect to actually close a store beyond the quarter in which our closure decision is made. This change resulted in additional impairment charges of $12 million in 1999 and $6 million in 1998. Under our prior accounting policy, these impairment charges would have been included in store closure costs. We believe the overall decrease in impairment in 1998 was significantly impacted by 1997 decisions included in our fourth quarter charge to dispose of certain stores which may have otherwise been impaired in our evaluations, and improved performance in 1998, primarily at Pizza Hut in the U.S.

     Our 1999 refranchising gains, store closure costs and impairment charges are not necessarily indicative of future results.

Worldwide Operating Profit

                                                                   % B(W)                      % B(W)
                                                      1999        vs. 1998       1998         vs. 1997
                                                   ----------    ----------    ----------    ----------
U.S. ongoing operating profit(a)                   $    813          10        $    740          23
International ongoing operating profit                  265          39             191          11
Accounting changes                                       29          NM               -           -
Foreign exchange net (loss) gain                         (3)         NM               6          NM
Ongoing unallocated  and corporate expenses(b)         (194)        (14)           (169)        (93)
Facility actions net gain (loss)                        381          38             275          NM
Unusual items                                           (51)         NM             (15)         NM
                                                   ----------                  ----------
Reported operating profit                          $  1,240          21        $  1,028          NM
                                                   ==========                  ==========

(a)  Excludes 1999 favorable accounting changes of approximately $15 million.
(b)  Excludes 1999 favorable accounting changes of approximately $14 million.

     The increases in U.S. and International ongoing operating profit for 1999 and 1998 are discussed fully on pages 32 and 34, respectively. Accounting changes, facility actions net gain (loss) and unusual items are discussed in
Note 5.

     Ongoing unallocated and corporate expenses increased $25 million or 14% in 1999. The increase was driven by higher strategic and other corporate spending, system standardization investment and the absence of favorable cost recovery agreements from AmeriServe and PepsiCo that were terminated in 1998. These increases were partially offset by the absence of costs associated with relocating certain of our operations from Wichita, Kansas in 1998.

     In 1998, ongoing unallocated and corporate expenses increased $82 million or 93%. The increase was primarily due to spending on Year 2000 compliance and remediation efforts, costs to relocate our processing center from Wichita to other facilities and expenses incurred as an independent, publicly owned company, as well as, additional expenses related to the efforts to improve and standardize operating, administrative and accounting systems.

Worldwide Interest Expense, Net

                                 1999        1998        1997
                               --------    --------    --------

     External debt             $  218      $  291      $  102
     PepsiCo allocation             -           -         188
                               --------    --------    --------
     Interest expense             218         291         290
     Interest income              (16)        (19)        (14)
                               --------    --------    --------
     Interest expense, net     $  202      $  272      $  276
                               ========    ========    ========

     Our net interest expense decreased approximately $70 million in 1999. The decline was primarily due to the reduction of debt through use of after-tax cash proceeds from our refranchising activities and cash from operations.

     In 1998, our net interest expense decreased approximately $4 million. The decline was due to an increase in interest income, partially offset by a slight increase in interest expense. The increase in interest income was driven by higher average international investment balances. The slight increase in interest expense was primarily due to higher average outstanding debt balances.

     Prior to the Spin-off in the fourth quarter of 1997, our operations were financed through operating cash flows, proceeds from refranchising activities and investment by and advances from PepsiCo. At the Spin-off date, we borrowed $4.55 billion under a bank credit agreement to replace the financing previously provided by PepsiCo and, additionally, to fund a dividend to PepsiCo. See Notes 2 and 11. For periods prior to the Spin-off, our interest expense included
PepsiCo's allocation of its interest expense (PepsiCo's weighted average interest rate applied to the average balance of investments by and advances from PepsiCo) and interest on our external debt, including capital leases. We believe such allocated interest expense is not indicative of the interest expense that we would have incurred as an independent, publicly owned company. Subsequent to the Spin-off date, our interest costs consist primarily of interest expense related to our bank credit agreement, unsecured notes and other external debt. Most of the other external debt existed at the Spin-off date.

Worldwide Income Taxes

                           1999          1998         1997
                         ---------    ---------    ---------
Reported
  Income taxes           $    411     $    311     $     76
  Effective tax rate        39.5%        41.1%           NM

 Ongoing(a)
  Income taxes           $    267     $    210     $    179
  Effective tax rate        39.3%        42.3%        45.2%

(a)  Excludes the effects of 1999 accounting changes,  facility actions net gain
     (loss) and unusual items. See Note 5 for a discussion of these exclusions.

     For periods prior to the Spin-off in 1997, income tax expense was calculated, to the extent possible, as if we filed income tax returns separate from PepsiCo.

     The following reconciles the U.S. federal statutory tax rate to our ongoing effective tax rate:

                                                   1999       1998       1997
                                                  -------    -------    -------
U.S. federal statutory tax rate                    35.0%      35.0%      35.0%
State income tax, net of federal tax benefit        2.3        2.8        3.9
Foreign and U.S. tax effects attributable to
  foreign operations                                1.5        6.3        4.9
Adjustments relating to prior years                 0.2       (3.3)       0.8
Other, net                                          0.3        1.5        0.6
                                                  -------    -------    -------
Ongoing effective tax rate                         39.3%      42.3%      45.2%
                                                  =======    =======    =======

     The 1999 ongoing effective tax rate decreased 3.0 points to 39.3%. The decrease in the ongoing effective tax rate was primarily due to a one-time favorable international benefit in Mexico. The recent pattern of profitability in Mexico and expectations of future profitability have allowed us to reverse a previous valuation allowance against deferred tax assets. This will allow us to reduce future cash tax payments in Mexico.

     The 1998 ongoing effective tax rate decreased 2.9 points to 42.3%. The decrease in the 1998 ongoing effective tax rate was primarily due to favorable adjustments related to prior years.

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

Diluted Earnings Per Share

     The components of diluted earnings per common share ("EPS") were as follows:

                                  Diluted(a)       Basic       Diluted(a)       Basic
                                 ------------    ---------    ------------    ----------
                                    1999           1999           1998           1998
                                 ------------    ---------    ------------    ----------
Ongoing operating earnings       $  2.58         $  2.69      $  1.83         $   1.88
Accounting changes                  0.11            0.12            -                -
Facility actions net gain(b)        1.41            1.47         1.03             1.06
Unusual items(c)                   (0.18)          (0.19)       (0.02)           (0.02)
                                 ------------    ---------    ------------    ----------
Total                            $  3.92         $  4.09      $  2.84         $   2.92
                                 ============    =========    ============    ==========

(a) Based on 160 million shares in 1999 and 156 million shares in 1998 applicable to diluted earnings. See Note 4.
(b) Includes favorable adjustments to our 1997 fourth quarter charge of $0.06 and $0.21 per diluted share in 1999 and 1998, respectively.
(c) Includes favorable adjustments to our 1997 fourth quarter charge of $0.07 and $0.04 per diluted share in 1999 and 1998, respectively.

U.S. Results of Operations

                                                  % B(W)                      % B(W)
                                     1999        vs. 1998        1998        vs. 1997
                                  ----------    ----------    ----------    -----------
System Sales                      $  14,516            4      $  14,013            4
                                  ==========                  ==========
Revenues
Company sales                     $   5,253          (13)     $   6,013          (14)
Franchise and license fees(1)           495           16            426           13
                                  ----------                  ----------
  Total Revenues                  $   5,748          (11)     $   6,439          (13)
                                  ==========                  ==========
Company Restaurant Margin         $     825            1      $     819            -
                                  ==========                  ==========
% of sales                            15.7%      2.1 ppts.        13.6%      1.9 ppts.

Ongoing Operating Profit(2)       $     813           10      $     740           23
                                  ==========                  ==========

(1)  Excluding the special 1997 KFC renewal fees, 1998 increased 21% over 1997.
(2) Excludes 1999 accounting changes, facility actions net gain (loss) and unusual items.
--------------------------------------------------------------------------------

U.S. Restaurant Unit Activity

                                  Company        Franchisees      Licensees      Total
                                 -----------    -------------    -----------    ---------
 Balance at Dec. 27, 1997(a)       7,794            9,512          3,167         20,473
 New Builds & Acquisitions            75              338            508            921
 Refranchising & Licensing        (1,219)           1,216              3              -
 Closures                           (418)            (204)          (403)        (1,025)
                                 -----------    -------------    -----------    ---------
 Balance at Dec. 26, 1998          6,232           10,862          3,275         20,369
 New Builds &  Acquisitions          155              432            539          1,126
 Refranchising & Licensing        (1,170)           1,167              3              -
 Closures                           (230)            (248)          (593)        (1,071)
 Other                                (3)            (103)          (124)          (230)
                                 -----------    -------------    -----------    ---------
 Balance at Dec. 25, 1999          4,984(b)        12,110          3,100         20,194
                                 ===========    =============    ===========    =========
 % of total                         24.7%            60.0%          15.3%         100.0%

(a) A total of 114 units have been reclassified from the U.S. to International to reflect the transfer of management responsibility.
(b) Includes 36 Company units approved for closure, but not yet closed at December 25, 1999.
--------------------------------------------------------------------------------

U.S. System Sales and Revenues

     System sales increased $503 million or 4% in 1999. The improvement was driven by new unit development, led by Taco Bell franchisees and same store sales growth at our three U.S. concepts. These increases were partially offset by store closures, primarily at Pizza Hut and Taco Bell.

     In 1998, system sales increased $511 million or 4%. The increase was attributable to new unit development, primarily by franchisees and licensees of Taco Bell and, to a lesser extent, KFC, and positive same store sales growth at all three of our concepts. These increases were partially offset by the impact of store closures.

     Revenues decreased $691 million or 11% due to the expected decline in Company sales of $760 million or 13% in 1999. The decline in Company sales was due to the portfolio effect. Excluding the portfolio effect, Company sales increased approximately $305 million or 6%. This increase was primarily due to new unit development, favorable effective net pricing and volume increases led by Pizza Hut's first quarter new product introduction, "The Big New Yorker." Franchise and license fees increased $69 million or 16% in 1999. The increase was driven by units acquired from us, new unit development and franchisee same store sales growth, primarily at Pizza Hut. These increases were partially offset by store closures.

     We measure same store sales only for our U.S. Company restaurants. Same store sales at Pizza Hut increased 9% in 1999. The improvement was primarily driven by an increase in transactions of over 5%, resulting from the launch of "The Big New Yorker." The growth at Pizza Hut was also aided by effective net pricing of over 3%. Same store sales at KFC grew 2%. The increase was almost equally driven by effective net pricing and transaction growth. Transaction growth at KFC was primarily due to the fourth quarter launch of its new chicken sandwiches. This favorable impact was partially offset by lower check averages from these transactions and declines in other products. Same store sales at Taco Bell were flat as an increase in effective net pricing of approximately 4% was fully offset by transaction declines. In the fourth quarter, Taco Bell introduced a new hot, fried product, the Chalupa, reigniting transaction growth during that period.

     In 1998, revenues decreased $931 million or 13% due to the expected decline in Company sales of $981 million or 14%. Excluding the effect of the Non-core Businesses, our Company sales decreased $715 million or 11%. The decline in Company sales was driven by the portfolio effect. Excluding the impact of Non-core

Businesses and portfolio effect, Company sales increased approximately $331 million or 6%. This increase was primarily due to positive same store sales growth at all three of our operating companies. Franchise and license fees increased $50 million or 13% in 1998. In 1997, we generated $24 million of special KFC renewal fees. Substantially all of KFC's franchisees renewed their franchise agreements, typically for 20 years, during 1997. As part of this special renewal program at KFC, certain participating franchisees also committed to attain over the next several years certain facility standards based on physical assessment of that franchisee's restaurants. We believe these upgrades of the franchised facilities will ultimately result in higher system sales and, therefore, higher franchise fees. Excluding the special 1997 KFC renewal fees, 1998 franchise and license fees increased $74 million or 21%. The increase was primarily driven by units acquired from us and new unit development, partially offset by the impact of store closures by franchisees and licensees.

     In 1998, same store sales at Pizza Hut increased 6%. The improvement was primarily driven by effective net pricing of 4% aided by transaction increases of 2%. Same store sales at KFC grew 3%. This growth was due to transaction increases of 2% aided by effective net pricing of 1%. Same store sales at Taco Bell increased 3%. The improvement at Taco Bell was driven by transaction increases of 1% aided by effective net pricing of 2%.

U.S. Company Restaurant Margin
                                             1999        1998        1997
                                           --------    --------    --------

Company sales                               100.0%      100.0%      100.0%
Food and paper                               30.0        31.0        31.1
Payroll and employee benefits                29.8        30.4        30.5
Occupancy and other operating expenses       24.5        25.0        26.7
                                           --------    --------    --------
Restaurant margin                            15.7%       13.6%       11.7%
                                           ========    ========    ========

     Our restaurant margin as a percentage of sales increased approximately 210 basis points for 1999. Portfolio effect contributed approximately 45 basis points and accounting changes contributed nearly 25 basis points to our improvement. Excluding the portfolio effect and accounting changes, our restaurant margin grew approximately 140 basis points. The improvement in restaurant margin was primarily attributable to favorable effective net pricing. Labor cost increases, primarily driven by higher wage rates, were fully offset by lower food and paper costs as improved product cost management resulted in lower overall beverage and distribution costs. The improvement in our restaurant margin also included approximately 15 basis points from retroactive beverage rebates related to 1998 recognized in 1999. In addition, an increase in favorable insurance-related adjustments over 1998 contributed approximately 10 basis points to our improvement. These adjustments arose from improved casualty loss trends across all three of our U.S. operating companies. See Note 21 for additional information regarding our insurance-related adjustments. All of these improvements were partially offset by volume declines at Taco Bell and the unfavorable impact of the introduction of lower margin chicken sandwiches at KFC.

     In 1998, our restaurant margin as a percentage of sales increased over 190 basis points. The portfolio effect contributed approximately 75 basis points and the suspension of depreciation and amortization relating to our 1997 fourth quarter charge contributed approximately 40 basis points. Excluding the portfolio effect and the benefit of the 1997 fourth quarter charge, our restaurant margin increased approximately 80 basis points. We benefited from favorable effective net pricing in excess of costs, primarily labor and commodity costs. Our labor increases were driven by higher wage rates, primarily the September 1997 minimum wage increase, an increase in the management complement at our Taco Bell restaurants and lower favorable insurance-related adjustments in 1998. Commodity cost increases, primarily cheese and produce, were partially offset by a decrease in other commodity costs. Our occupancy and other operating expenses were favorably impacted by higher favorable insurance-related adjustments in 1998 and the decreased store condition and quality initiative spending at Pizza Hut and Taco Bell. These favorable items were partially offset by increased store refurbishment expenses at KFC in 1998.

U.S. Ongoing Operating Profit

     Ongoing operating profit increased $73 million or 10% in 1999. The increase was due to our base restaurant margin improvement of 140 basis points and higher franchise fees primarily from new unit development. The favorable impact of these items was partially offset by the net negative impact of the portfolio effect. We have estimated the 1999 net negative impact due to the portfolio effect was approximately $40 million or approximately 5% of our operating profit in 1998. Higher G&A, net of field G&A savings from our portfolio activities, also unfavorably impacted ongoing operating profit. This increase in G&A was largely due to the biennial conferences at Pizza Hut and Taco Bell to support our corporate culture initiatives.

     In 1998, ongoing operating profit increased approximately $137 million or 23%. Excluding the effect of our Non-core Businesses, our ongoing operating profit increased approximately $150 million or 26%. The increase was due to our base restaurant margin improvement of 80 basis points and reduced G&A expenses. Higher franchise and license fees were partially offset by the absence of the special 1997 KFC renewal fees. The impact due to the portfolio effect was insignificant. Ongoing operating profit included the benefits of our 1997 fourth quarter charge of approximately $35 million, of which $19 million related to the suspension of depreciation and amortization for stores included in the charge.

International Results of Operations

                                          1999                        1998
                                -------------------------    ------------------------
                                                % B(W)                      % B(W)
                                  Amount       vs. 1998        Amount      vs. 1997
                                ----------    -----------    ----------   -----------
System Sales                    $  7,246            10       $  6,607           (5)
                                ==========                   ==========
Revenues
Company sales                   $  1,846             -       $  1,839          (13)
Franchise and license fees           228            13            201            -
                                ----------                   ----------
   Total Revenues               $  2,074             2       $  2,040          (12)
                                ==========                   ==========
Company Restaurant Margin       $    266            11       $    239           (1)
                                ==========                   ==========
% of sales                          14.4%      1.4 ppts.         13.0%     1.6 ppts.

Ongoing Operating Profit(1)     $    265            39       $    191           11
                                ==========                   ==========

(1) Excludes 1999 accounting changes, facility actions net gain (loss) and unusual items.
--------------------------------------------------------------------------------

International Restaurant Unit Activity

                                                 Unconsolidated
                                  Company          Affiliates        Franchisees      Licensees       Total
                                 -----------    ----------------    -------------    -----------    ---------

 Balance at Dec. 27, 1997(a)       2,323             1,090                5,585           241         9,239
 New Builds & Acquisitions           150                63                  452            36           701
 Refranchising & Licensing          (154)               (9)                  86            77             -
 Closures                           (154)              (24)                (335)          (33)         (546)
                                 -----------    ----------------    -------------    -----------    ---------
 Balance at Dec. 26, 1998          2,165             1,120                5,788           321         9,394
 New Builds & Acquisitions           168                83                  426            47           724
 Refranchising & Licensing          (265)               (5)                 276            (6)            -
 Closures                            (71)              (20)                (186)          (53)         (330)
                                 -----------    ----------------    -------------    -----------    ---------
 Balance at Dec. 25, 1999          1,997(b)          1,178                6,304           309         9,788
                                 ===========    ================    =============    ===========    =========
 % of Total                         20.4%             12.0%                64.4%          3.2%        100.0%

(a) A total of 114 units have been reclassified from the U.S. to International to reflect the transfer of management responsibility.
(b) Includes 1 Company unit approved for closure, but not yet closed at December 25, 1999.
--------------------------------------------------------------------------------

International System Sales and Revenues

     System Sales increased $639 million or 10% in 1999 largely driven by our strong performance in Asia. Excluding the favorable impact from foreign currency translation, system sales increased $498 million or 8%. This was led by Asia, our largest region. System sales in Asia increased $426 million or 19%. Excluding the favorable impact of foreign currency translation, system sales in Asia increased $229 million or 10%. In 1999, the economy in Asia began to show signs of a steady recovery after the overall economic turmoil and weakening of local currencies against the U.S. dollar that began in late 1997. The increase in system sales in Asia was driven by new unit development and same store sales growth. Outside of Asia, the improvement was driven by new unit development, both by franchisees and us, and same store sales growth. New unit development was primarily in Mexico and the U.K. The increase in system sales was partially offset by store closures primarily by franchisees in Canada, Latin America and Japan.

     In 1998, system sales decreased $356 million or 5%. Excluding the negative impact of foreign currency translation, system sales increased $360 million or 5%. The increase was driven by new unit development, primarily in Asia, partially offset by store closures in other countries/markets. System sales in Asia decreased $254 million or 10% as a result of the economic turmoil. Excluding the unfavorable impact of foreign currency translation, system sales in Asia increased 8%.

     Revenues increased $34 million or 2% in 1999. Excluding the favorable impact of foreign currency translation, revenues increased $29 million or 1%. Company sales increased less than 1% in 1999. New unit development, favorable effective net pricing and volume increases were largely offset by the portfolio effect. Excluding the portfolio effect, Company sales increased $208 million or 13% in 1999 largely driven by our strong performance in Asia. Revenues in Asia increased $139 million or 28%. Excluding the favorable impact of foreign currency translation, revenues in Asia increased $115 million or 23% driven by new unit development and same store sales growth.

     Franchise and license fees rose $27 million or 13% in 1999. The increase in franchise and license fees was driven by new unit development, same store sales growth and units acquired from us. New unit development was primarily in Asia. These increases were partially offset by store closures.

     In 1998, revenues decreased $280 million or 12%. Excluding the negative impact of foreign currency translation, revenues decreased $86 million or 4%. Company sales decreased $279 million or 13% driven by the portfolio effect. Excluding the negative impact of foreign currency translation and the portfolio effect, Company sales increased $180 million or 10%. The increase was driven by new unit development, primarily in Asia, and effective net pricing. Franchise and license fees decreased $1 million or less than 1%. Excluding the negative impact of foreign currency translation, franchise and license fees increased $21 million or 11%. The increase was driven by new unit development, primarily in Asia, and units acquired from us, partially offset by store closures by franchisees and licensees.

International Company Restaurant Margin

                                             1999        1998        1997
                                           --------    --------    --------
Company sales                               100.0%      100.0%      100.0%
Food and paper                               36.0        35.8        36.5
Payroll and employee benefits                21.0        22.6        22.7
Occupancy and other operating expenses       28.6        28.6        29.4
                                           --------    --------    --------
Restaurant margin                            14.4%       13.0%       11.4%
                                           ========    ========    ========

     Our restaurant margin as a percentage of sales increased approximately 140 basis points in 1999. Excluding the favorable impact of foreign currency translation, restaurant margins increased approximately 130 basis points. Portfolio effect contributed approximately 50 basis points. Excluding the portfolio effect, our restaurant margin grew approximately 80 basis points. The improvement in restaurant margin was driven by volume increases in China, Korea and Australia and favorable effective net pricing in excess of cost increases, primarily in the U.K., Puerto Rico and Korea. Our growth in 1999 was partially offset by volume decreases in Taiwan and Poland. In addition to the factors described above, margins benefited from improved cost management, primarily in China.

     In 1998, our restaurant margin increased over 160 basis points. Excluding the negative impact of foreign currency translation, restaurant margin increased approximately 195 basis points. The increase was driven primarily by the suspension of depreciation and amortization relating to restaurants included in our 1997 fourth quarter charge, which contributed 110 basis points. The portfolio effect also contributed approximately 30 basis points to the improvement. The remaining margin improvement of approximately 55 basis points resulted from favorable effective net pricing in excess of costs in Mexico, Australia and Spain. Restaurant margin improvement was partially offset by volume declines in Asia, led by Korea. The economic turmoil throughout Asia resulted in an overall volume decline, even though we had volume increases in Mexico, Canada and Spain.

International Ongoing Operating Profit

     Ongoing operating profit grew $74 million or 39% in 1999. Excluding the favorable impact of foreign currency translation, ongoing operating profit increased $69 million or 36%. The increase in operating profit was driven by our base margin improvement of approximately 80 basis points, higher franchise and license fees and a decline in G&A. Our ongoing operating profit benefited from the economic recovery in Asia. Operating profit in Asia increased $55 million or 84%. Excluding the favorable impact of foreign currency translation, Asia operating profit increased $46 million or 72%. Additionally, ongoing operating profit included benefits of approximately $15 million from our 1998 fourth quarter decision to streamline our international infrastructure in Asia, Europe and Latin America and other actions.

     In 1998, ongoing operating profit increased $19 million or 11%. Excluding the negative impact of foreign currency translation, ongoing operating profit increased $43 million or 25% in 1998. The increase was driven by our base margin improvement of 55 basis points and a decline in G&A. The favorable impact of these items was partially offset by the net negative impact of the portfolio effect, which was approximately $10 million or approximately 6% of operating profit in 1997. Lower franchise and license fees, net of fees from units acquired from us, also unfavorably impacted ongoing operating profit. Ongoing operating profit in 1998 included benefits related to our 1997 fourth quarter charge of approximately $29 million, of which $14 million related to the suspension of depreciation and amortization for the stores included in the charge. These benefits were fully offset by the 30% decline in Asia operating profit and Year 2000 spending.

Consolidated Cash Flows

     Net cash provided by operating activities decreased $109 million to $565 million in 1999. Net income before facility actions and all other non-cash charges increased $12 million from $780 million to $792 million, despite the net decline of 1,400 Company restaurants. This decline was primarily due to our portfolio activities during the year. Portfolio activities also contributed to the decline of $128 million in our operating working capital deficit due primarily to a reduction in accounts payable and other current liabilities. Our operating working capital deficit, which excludes cash, short-term investments and short-term borrowings, is typical of restaurant operations where the majority of sales are for cash while payment to suppliers for food and supply inventories carry longer payment terms, generally from 10-30 days. The decline in accounts payable was a result of the reduction in the number of our restaurants and timing in the payment of liabilities. Other current liabilities declined primarily due to lower vacation accruals due to the change in vacation policy (described in Note 5), lower casualty loss reserves based on our independent actuary's valuation, lower advertising accruals and lower accrued interest due to the reduction in debt. As expected, the refranchising of our restaurants and the related increase in franchised units have caused accounts receivable for franchise fees to increase.

     In 1998, net cash provided by operating activities decreased $136 million to $674 million. Cash used for working capital was $106 million for 1998 compared to cash provided by working capital of $27 million in 1997. The 1998 use was primarily due to an increase in current deferred tax assets and reduced income taxes payable. Excluding net changes in working capital, net income before facility actions and all other non-cash charges was essentially unchanged despite the net decline of over 1,700 Company restaurants. The decline was driven by our portfolio activities.

     Cash provided by investing activities increased $220 million to $522 million in 1999. The majority of the increase is due to higher gross refranchising proceeds and proceeds from the sale of international short-term investments in connection with a planned tax-efficient repatriation to the U.S.

     We look at refranchising proceeds on an "after-tax" basis. We define after-tax proceeds as gross refranchising proceeds less the settlement of working capital liabilities related to the units refranchised, primarily accounts payable and property taxes, and payment of taxes on the gains. This use of proceeds reduces our normal working capital deficit as more fully discussed above. The after-tax proceeds are available to pay down debt or repurchase shares. The estimated after-tax proceeds from refranchising of $683 million in 1999 increased approximately 13% compared to prior year. This increase is due to the increased number of units refranchised as well as the mix of units sold and the level of taxable gains from each refranchising.

     In 1998, net cash provided by investing activities decreased $164 million to $302 million compared to $466 million in 1997. The 1998 decrease was primarily due to the prior year sale of the Non-core Businesses partly offset by increased proceeds from refranchising and the sales of property, plant and equipment. Capital spending decreased by $81 million or 15%.

     Net cash used for financing activities was essentially unchanged at $1.1 billion in 1999. Payments on our unsecured Term Loan Facility and our unsecured Revolving Credit Facility totaled $1.0 billion.

     In September 1999, the Board of Directors authorized the repurchase of up to $350 million of the Company's outstanding Common Stock. Through December 25, 1999, 3.3 million shares were repurchased under this program at a cost of $134 million. We have repurchased approximately 3.4 million additional shares for approximately $125 million through February 25, 2000.

     In 1998, net cash used for financing activities of $1.1 billion decreased slightly compared to 1997. The 1998 use represents net debt repayments. During 1998, we issued unsecured notes resulting in proceeds of $604 million. These proceeds were used to reduce existing borrowings under our unsecured Term Loan Facility and unsecured Revolving Credit Facility.

     Financing Activities

     Our primary bank credit agreement, as amended in March 1999, is currently comprised of a senior, unsecured Term Loan Facility and a $3 billion senior unsecured Revolving Credit Facility (collectively referred to as the "Credit Facilities") which mature on October 2, 2002. At December 25, 1999, we had approximately $774 million outstanding under the Term Loan Facility and $955 million outstanding under the Revolving Credit Facility. Amounts outstanding under our Term Loan Facility and Revolving Credit Facility are expected to fluctuate from time to time, but Term Loan Facility reductions cannot be reborrowed. At December 25, 1999, we had unused Revolving Credit Facility borrowings available aggregating $1.9 billion, net of outstanding letters of credit of $152 million. We believe that we will be able to replace or refinance our Credit Facilities with another form of borrowing including a new credit facility or publicly issued debt, depending on market conditions or terms available at that time. We currently believe we will be able to replace or refinance the Credit Facilities prior to the maturity date.

     This substantial indebtedness subjects us to significant interest expense and principal repayment obligations, which are limited in the near term, to prepayment events as defined in the credit agreement. Interest on the Credit Facilities is based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin as defined in the credit agreement. Therefore, our future borrowing costs may fluctuate depending upon the volatility in LIBOR. We currently mitigate a portion of our interest rate risk through the use of financial instruments. See Notes 11 and 13 and our market risk discussion for further discussions of our interest rate risk.

     We anticipate that our 2000 combined cash flow from operating and refranchising activities will be lower than 1999 levels primarily because of our expectations of reduced refranchising activity. However, we believe it will be sufficient to support our expected capital spending and still allow us to make required debt repayments and buy back shares under our current stock repurchase program.

     Consolidated Financial Condition

     Assets decreased $570 million or 13% to $4.0 billion at year-end 1999. This decrease is primarily attributable to the portfolio effect and a decrease in cash and short-term investments. The decrease in cash and short-term investments was primarily driven by initiatives which allowed us to repatriate $210 million of cash to the U.S. from foreign countries at minimal tax cost. We continue to look for opportunities to tax efficiently repatriate cash generated from foreign operations.

     Liabilities decreased $1.2 billion or 21% to $4.5 billion primarily due to net debt repayments.

     Our operating working capital deficit declined 13% to $832 million at year-end 1999 from $960 million at year-end 1998, primarily reflecting the portfolio effect.

     Other  Significant Known Events,  Trends or Uncertainties  Expected to
      Impact 2000 Ongoing Operating Income Comparisons with 1999

     Impact of AmeriServe Bankruptcy
     -------------------------------

     As described in Note 22, on January 31, 2000, AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code. AmeriServe has advised us that it intends to prepare and file with the Bankruptcy Court a plan of reorganization in the future.

     TRICON, the purchasing cooperative for the TRICON system and key representatives of the TRICON franchise community are working closely together to proactively address the bankruptcy situation and develop appropriate contingency plans. It is our intention to take all actions reasonably necessary and prudent to ensure continued supply of restaurant products and equipment to the TRICON system, and to minimize any incremental costs or exposures related to the AmeriServe bankruptcy. The significant actions that we have taken to date are described below.

     On February 2, 2000, we and another major AmeriServe customer agreed to provide a $150 million interim "debtor-in-possession" revolving credit facility (the "Facility") to AmeriServe. We initially committed to provide up to $100 million under this Facility. However, we have reached an agreement in principle to assign $30 million of our commitment to a third party, reducing our total commitment under the Facility to $70 million. AmeriServe has advised us that it is actively seeking to arrange alternative debtor-in-possession financing to replace the Facility.

     In addition to our participation in the Facility, to help ensure that our supply chain continues to remain open, we have begun to purchase (and take title to) supplies directly from suppliers (the "temporary direct purchase program") for use in our restaurants, as well as for resale to our franchisees and licensees who previously purchased supplies from AmeriServe. AmeriServe has agreed, for the same fee in effect prior to the bankruptcy filing, to continue to be responsible for distributing the supplies to us and our participating franchisee and licensee restaurants as well as providing ordering, inventory, billing and collection services for us. To date, this arrangement has been effective in ensuring supplies to our restaurants, and we have not experienced any significant supply interruption.

     Further, we have commenced contingency planning and believe that we can arrange with an alternative distributor or distributors to meet the needs of the TRICON restaurant system if AmeriServe is no longer able to adequately service our restaurants or if otherwise permitted by the Bankruptcy Court.

     As in most bankruptcies involving a primary supplier or distributor, the AmeriServe bankruptcy poses certain risks and uncertainties to us, as well as to our franchisees that rely on AmeriServe to distribute products to their restaurants. The more significant of these risks and uncertainties are described below. Significant adverse developments in any of these risks or uncertainties could have a material adverse impact on our results of operations, cash flow or financial condition.

     We expect to incur costs in connection with our temporary direct purchase program, including the cost of additional debt incurred to finance the inventory purchases and to carry the receivables arising from inventory sales. While we believe that adequate inventory control and collections systems are in place, we may also incur costs related to the possibility of inventory obsolescence and uncollectible receivables from our franchisees. We expect to mitigate, if not fully offset, these costs through discounts granted by suppliers for prompt payments. We also expect to incur certain one-time unusual costs as a result of the AmeriServe bankruptcy, primarily consisting of professional fees.

     We intend to continue to work with AmeriServe and our suppliers to meet our supply needs while AmeriServe seeks to reorganize. Due to the uncertainties surrounding AmeriServe's reorganization, we cannot predict the ultimate impact, if any, on our businesses. There can be no assurance that the Facility will be sufficient to meet AmeriServe's cash requirements or that we will be able to fully recover the amount advanced under the Facility. There can be no assurance that AmeriServe will be successful in arranging replacement debtor-in-possession financing on satisfactory terms, or that a plan of reorganization for AmeriServe will ultimately be confirmed, or if confirmed, what the plan will provide. Additionally, there can be no assurance that AmeriServe will be able to maintain our supply line indefinitely without additional financing or at our current contractual rates.

     We currently have a multi-year contract with AmeriServe which is subject to the Bankruptcy Court procedures during the reorganization process. As stated above, we believe that we can arrange with an alternative distributor or distributors to meet the needs of the TRICON restaurant system if AmeriServe is no longer able to adequately service our restaurants or if otherwise permitted by the Bankruptcy Court. We could, however, experience some short-term delays due to the time required to qualify and contract with, and transition the business to, other distributors. There can be no assurance that the cost of these alternatives would be at the same rates we currently pay AmeriServe.

     We believe that we may have a set-off or recoupment claim against amounts we owe AmeriServe under our distribution contract that would allow us to recover certain costs and damages that we have incurred (or may incur) as a result of AmeriServe's failure to perform its contractual obligations to our restaurants both prior to and after the bankruptcy filing. While we intend to assert this claim, there can be no assurance that we will be successful.

     Without regard to the final outcome of the AmeriServe bankruptcy proceedings, it is our intention to take whatever steps are reasonably required to ensure continued supply of restaurant products and equipment to the TRICON system. To the extent we incur any ongoing incremental costs as a result of the AmeriServe bankruptcy or actions related thereto, we intend to mitigate those costs to the maximum extent possible through other reasonable management actions.

     Impact of New Ventures
     ----------------------

     Consistent with our strategy to focus our capital on key international markets, we entered into agreements in the fourth quarter of 1999 to form new ventures during 2000 in Canada and Poland with our largest franchisees in those markets. We intend to contribute approximately 300 restaurants in Canada and 50 restaurants in Poland in exchange for an equity interest in each venture. These units represented approximately 18% of total International Company units at December 25, 1999. These interests will be accounted for under the equity method. We have not yet determined the timing of the formation of these new ventures.

     Upon formation of these ventures, we will recognize our share of the ventures' net income or loss as equity income from investments in unconsolidated affiliates. Currently, the results from these restaurants are being consolidated. The impact of these transactions on operating results will be similar to the portfolio effect of our refranchising activities. These transactions will result in a decline in our Company sales, restaurant margin dollars and general and administrative expenses and an increase in franchise fees. In addition, because of our retained interest in these ventures, we will recognize our share of the ventures' net income or loss. Had these ventures been formed at the beginning of 1999, our 1999 International Company sales would have declined approximately 14% as compared to the slight increase reported in 1999. However, we estimate the overall impact on 1999 operating profit would have been favorable due to higher franchise fees and equity income.

     Change in Casualty Loss Estimates
     ---------------------------------

     As described in Note 21, we have recorded favorable adjustments to our casualty loss reserves of $30 million in 1999 ($21 million in the first quarter and $9 million in the fourth quarter), $23 million in 1998 and $18 million in 1997 primarily as a result of our independent actuary's changes in its estimate of casualty losses. The changes were related to previously recorded casualty loss estimates determined by our independent actuary for both the current and prior years in which we retained some risk of loss. We believe the favorable adjustments are a direct result of our recent investments in safety and security programs to better manage risk at the store level.

     We will continue to make adjustments both based on our actuary's periodic valuations as well as whenever there are significant changes in the expected costs of settling large claims not contemplated by the actuary. Due to the inherent volatility of our actuarially-determined casualty loss estimates, it is reasonably possible that we will experience changes in estimated losses which could be material to our growth in net income in 2000. However, we currently expect the magnitude of such estimate changes will be less than those experienced in 1999. This expectation is primarily based on indications by our independent actuary that its current loss estimates are based more on the favorable actual loss trends we have achieved in the last few years than the more negative trends we experienced in earlier years. We believe that, since we record our reserves for casualty losses at a 75% confidence level, we have mitigated the negative impact of adverse development and/or volatility. At December 25, 1999, our reserves for casualty losses were $142 million, compared to $154 million at year-end 1998.

     Year 2000
     ---------

     As previously disclosed, we developed and implemented an enterprise-wide plan to prepare our information technology (IT) systems and non-information technology systems with embedded technology applications (ET) for the Year 2000 issue. We also took actions we believed would mitigate our Year 2000 risks related to our critical business partners including suppliers, banks, franchisees and other service providers (primarily data exchange partners). We have not experienced any significant disruptions of our operating or financial activities caused by a failure of our IT/ET systems or unexpected business problems resulting from Year 2000 issues. Given the absence of any significant problems to date, we do not expect Year 2000 issues to have a material adverse effect on TRICON's operations or financial results in 2000.

     We currently expect our Year 2000 plan to cost approximately $67 to $68 million from inception of the planned actions in 1997 through 2000. We have incurred approximately $65 million of Year 2000 costs from 1997 through December 25, 1999 of which approximately $30 million was incurred during 1999. We expect to incur approximately $2 to 3 million to complete all Year 2000 problem resolution in 2000. These costs relate to additional validation of our IT/ET systems and resolution of any Year 2000 problems or issues that arise during the remainder of 2000. We have funded the costs related to our Year 2000 plan through cash flows from operations.

     Extra Week in 2000
     ------------------

     Our fiscal calendar results in a fifty-third week every five or six years. Fiscal year 2000 will include a fifty-third week in the fourth quarter. This additional week will have a favorable effect on our operating results for 2000.

     Euro Conversion
     ---------------

     On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union ("EMU") adopted the Euro as a common legal currency and fixed conversion rates were established. From that date through no later than June 30, 2002, participating countries will maintain both legacy currencies and the Euro as legal tender. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued, and a transition period of up to six months will begin during which legacy currencies will be removed from circulation.

     We have Company and franchised businesses in the adopting member countries, which are preparing for the conversion. Expenditures associated with conversion efforts to date have been insignificant. We currently estimate that our spending over the ensuing three-year transition period will be approximately $10 million, related to the conversion in the EMU member countries in which we operate stores. In our 1998 Form 10-K, we estimated that our spending over the period would be approximately $16 million. This estimate was reduced in the fourth quarter of 1999 to reflect the refranchising of certain equity markets and enhancements made to our existing point-of-sale ("P.O.S.") systems. Approximately 60% of these expenditures relate to capital expenditures for new P.O.S. and back-of-restaurant hardware and software to accommodate Euro-denominated transactions. We expect that adoption of the Euro by the U.K. would significantly increase this estimate due to the size of our businesses there relative to our aggregate businesses in the adopting member countries in which we operate.

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

     Improvement in Effective Tax Rate
     ---------------------------------

     As discussed on page 28 - 29, we have achieved significant improvements in our effective tax rate ("ETR") on ongoing operating profit in both 1999 and 1998 as a result of several tax planning initiatives and other events. In 1999, our ETR was 39.3%, an improvement of 300 basis points from 1998 and 590 basis points better than 1997.

     We continue to pursue a variety of initiatives designed to further reduce our ETR. The most significant current initiative is to become eligible to claim foreign income tax credits against our U.S. income tax liability on foreign sourced income. When it becomes more likely than not that we will be able to claim the benefit of foreign tax credits, which is reasonably possible in 2000, it should result in a further improvement in our ETR.

     Quantitative and  Qualitative  Disclosures  About  Market Risk of Financial
       Instruments

     Our primary market risk exposure with regard to financial instruments is to changes in interest rates, principally in the United States. In addition, an immaterial portion of our debt and receivables are denominated in foreign currencies which exposes us to market risk associated with exchange rate movements. Historically, we have used derivative financial instruments on a limited basis to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt was not considered significant.

     At December 25, 1999, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $12 million in annual pre-tax earnings. The estimated reduction is based upon the unhedged portion of our variable rate debt and assumes no change in the volume or composition of debt at December 25, 1999. In addition, the fair value of our interest rate derivative contracts would increase approximately $7 million in value to us, and the fair value of our unsecured Notes would decrease approximately $28 million. Fair value was determined by discounting the projected cash flows.

     New Accounting Pronouncement

     See Note 2.

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

     Company risks and uncertainties include, but are not limited to, the limited experience of our management group in operating the Company as an independent, publicly owned business; potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo; our substantial debt leverage and the attendant potential restriction on our ability to borrow in the future, as well as the substantial interest expense and principal repayment obligations; potential unfavorable variances between estimated and actual liabilities including accruals for wage and hour litigation and the liabilities related to the sale of the Non-core Businesses; the ongoing business viability of our key distributor of restaurant products and equipment in the United States and our ability to ensure adequate supply of restaurant products and equipment in our stores; our ability to complete our conversion plans or the ability of our key suppliers to be Euro-compliant; our potential inability to identify qualified franchisees to purchase restaurants at prices we consider appropriate under our strategy to reduce the percentage of system units we operate; volatility of actuarially determined casualty loss estimates and adoption of new or changes in accounting policies and practices.

     Industry risks and uncertainties include, but are not limited to, global and local business, economic and political conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; volatility of commodity costs and increases in minimum wage and other operating costs; availability and cost of land and construction; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets and currency exchange rates.

Item 8.   Financial Statements and Supplementary Data.


                         INDEX TO FINANCIAL INFORMATION

                              Item 8 (a) (1) - (2)
                                                                         Page
                                                                       Reference
                                                                       ---------
Item  8 (a) (1) Consolidated Financial Statements

Consolidated Statement of Operations for the fiscal years ended
  December 25, 1999, December 26, 1998
  and December 27, 1997                                                    43

Consolidated Statement of Cash Flows for the fiscal years ended
  December 25, 1999, December 26, 1998
  and December 27, 1997                                                    44

Consolidated Balance Sheet at December 25, 1999 and December 26, 1998      45

Consolidated Statement of Shareholders' (Deficit) Equity and
  Comprehensive Income for the fiscal
  years ended December 25, 1999, December 26, 1998 and
  December 27, 1997                                                        46

Notes to Consolidated Financial Statements                                 47

Management's Responsibility for Financial Statements                       82

Report of Independent Auditors, KPMG LLP                                   83

Item 8 (a) (2) Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above listed financial statements or notes thereto.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Consolidated Statement of Operations
TRICON Global Restaurants, Inc. and Subsidiaries
Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997 (in millions, except per share amounts)

-----------------------------------------------------------------------------------
                                                1999           1998          1997
-----------------------------------------------------------------------------------
Revenues
Company sales                                $  7,099      $  7,852      $  9,112
Franchise and license fees                        723           627           578
                                             ----------    ----------    ----------
                                                7,822         8,479         9,690
                                             ----------    ----------    ----------
Costs and Expenses, net
Company restaurants
  Food and paper                                2,238         2,521         2,949
  Payroll and employee benefits                 1,956         2,243         2,614
  Occupancy and other operating expenses        1,814         2,030         2,491
                                             ----------    ----------    ----------
                                                6,008         6,794         8,054

General and administrative expenses               920           941           956
Other (income) expense                            (16)          (24)            8
Facility actions net (gain) loss                 (381)         (275)          247
Unusual items                                      51            15           184
                                             ----------    ----------    ----------
Total costs and expenses, net                   6,582         7,451         9,449
                                             ----------    ----------    ----------

Operating Profit                                1,240         1,028           241

Interest expense, net                             202           272           276
                                             ----------    ----------    ----------

Income (Loss) Before Income Taxes               1,038           756           (35)

Income Tax Provision                              411           311            76
                                             ----------    ----------    ----------

Net Income (Loss)                            $    627      $    445      $   (111)
                                             ==========    ==========    ==========

Basic Earnings Per Common Share              $   4.09      $   2.92
                                             ==========    ==========
Diluted Earnings Per Common Share            $   3.92      $   2.84
                                             ==========    ==========






--------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Consolidated Statement of Cash Flows
TRICON Global Restaurants, Inc. and Subsidiaries
Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997 (in millions)

                                                                    1999           1998         1997
-------------------------------------------------------------------------------------------------------
Cash Flows - Operating Activities
Net income (loss)                                                $    627      $    445      $   (111)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                     386           417           536
    Facility actions net (gain) loss                                 (381)         (275)          247
    Unusual items                                                      45            15           184
    Other liabilities and deferred credits                             65            58             -
    Deferred income taxes                                             (16)            3          (138)
    Other non-cash charges and credits, net                            66           117            65
Changes in operating  working  capital,  excluding
  effects of acquisitions and dispositions:
    Accounts and notes receivable                                     (28)           (8)          (22)
    Inventories                                                         6             4             3
    Prepaid expenses and other current assets                         (13)          (20)            -
    Accounts payable and other current liabilities                   (215)           10             3
    Income taxes payable                                               23           (92)           43
                                                                 ----------    ----------    ----------
    Net change in operating working capital                          (227)         (106)           27
                                                                 ----------    ----------    ----------
Net Cash Provided by Operating Activities                             565           674           810
                                                                 ----------    ----------    ----------
Cash Flows - Investing Activities
Capital spending                                                     (470)         (460)         (541)
Refranchising of restaurants                                          916           784           770
Acquisition of restaurants                                             (6)            -             -
Sales of Non-core businesses                                            -             -           186
Sales of property, plant and equipment                                 51            58            40
Other, net                                                             31           (80)           11
                                                                 ----------    ----------    ----------
Net Cash Provided by Investing Activities                             522           302           466
                                                                 ----------    ----------    ----------
Cash Flows - Financing Activities
Proceeds from Notes                                                     -           604             -
Revolving Credit Facility activity, by original maturity
  More than three months - proceeds                                     -           400           500
  More than three months - payments                                     -          (900)            -
  Three months or less, net                                          (860)         (120)        1,935
Proceeds from long-term debt                                            4             4         2,000
Payments of long-term debt                                           (180)       (1,068)          (65)
Short-term borrowings-three months or less, net                        21           (53)           83
Decrease in investments by and advances from PepsiCo                    -             -        (3,281)
Dividend to PepsiCo                                                     -             -        (2,369)
Repurchase shares of common stock                                    (134)            -             -
Other, net                                                             30            13            59
                                                                 ----------    ----------    ----------
Net Cash Used for Financing Activities                             (1,119)       (1,120)       (1,138)
                                                                 ----------    ----------    ----------
Effect of Exchange Rate Changes on Cash and Cash Equivalents            -            (3)           (7)
                                                                 ----------    ----------    ----------
Net (Decrease) Increase in Cash and Cash Equivalents                  (32)         (147)          131
Cash and Cash Equivalents - Beginning of Year                         121           268           137
                                                                 ----------    ----------    ----------
Cash and Cash Equivalents - End of Year                          $     89      $    121      $    268
                                                                 ==========    ==========    ==========

-------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
    Interest paid                                                $    212      $    303      $     64
    Income taxes paid                                                 340           310           210
-------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.
-------------------------------------------------------------------------------------------------------

Consolidated Balance Sheet
TRICON Global Restaurants, Inc. and Subsidiaries
December 25, 1999 and December 26, 1998
(in millions)

                                                                 1999          1998
---------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and cash equivalents                                      $     89      $    121
Short-term investments, at cost                                      48            87
Accounts and notes receivable, less allowance: $13 in
  1999 and $17 in 1998                                              161           155
Inventories                                                          61            68
Prepaid expenses and other current assets                            68            57
Deferred income tax assets                                           59           137
                                                              -----------    ----------
              Total Current Assets                                  486           625

Property, Plant and Equipment, net                                2,531         2,896
Intangible Assets, net                                              527           651
Investments in Unconsolidated Affiliates                            170           159
Other Assets                                                        247           200
                                                              -----------    ----------
              Total Assets                                     $  3,961      $  4,531
                                                              ===========    ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other current liabilities                 $  1,085      $  1,283
Income taxes payable                                                 96            94
Short-term borrowings                                               117            96
                                                              -----------    ----------
              Total Current Liabilities                           1,298         1,473

Long-term Debt                                                    2,391         3,436
Other Liabilities and Deferred Credits                              825           720
Deferred Income Taxes                                                 7            65
                                                              -----------    ----------
              Total Liabilities                                   4,521         5,694
                                                              -----------    ----------

Shareholders' Deficit
Preferred stock, no par value, 250 shares authorized;
  no shares issued                                                    -             -
Common stock, no par value, 750 shares authorized;
  151 and 153 shares issued in 1999 and
  1998, respectively                                              1,264         1,305
Accumulated deficit                                              (1,691)       (2,318)
Accumulated other comprehensive income                             (133)         (150)
                                                              -----------    ----------
              Total Shareholders' Deficit                          (560)       (1,163)
                                                              -----------    ----------
              Total Liabilities and Shareholders' Deficit     $   3,961      $  4,531
                                                              ===========    ==========


--------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Shareholders' (Deficit) Equity and Comprehensive Income
-------------------------------------------------------------------------------------------------------------------
TRICON Global Restaurants, Inc. and Subsidiaries
Fiscal years ended  December  25, 1999,  December 26, 1998 and December 27, 1997
(in millions)

                                                         Issued                                         Accumulated
                                                      Common Stock                     Investments by      Other
                                                  --------------------   Accumulated    and Advances    Comprehensive
                                                   Shares     Amount       Deficit      from PepsiCo       Income            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1996                                                           $  4,268         $   (29)         $   4,239
                                                  ----------------------------------------------------------------------------------

Net income prior to Spin-off                                                                283                                283
Net loss after Spin-off                                                       (394)                                           (394)
Foreign currency translation adjustment                                                                    (101)              (101)
Minimum pension liability adjustment (includes
  tax of $2 million)                                                                                          2                  2
                                                                                                                         -----------
  Comprehensive Income (Loss)                                                                                                 (210)
Net investments by and advances from PepsiCo                                             (1,152)                            (1,152)
 Spin-off dividend and partial repayment of
  advances                                                                  (2,369)      (2,131)                            (4,500)
Issuance of shares of common stock, no par value,
  in connection with the Spin-off                     152                                                                        -
Contribution to capital of remaining unpaid
  advances                                                      1,268                    (1,268)                                 -
Stock option exercises                                              3                                                            3
                                                  ----------------------------------------------------------------------------------
Balance at December 27, 1997                          152    $  1,271    $  (2,763)    $      -         $  (128)         $  (1,620)
                                                  ----------------------------------------------------------------------------------

Net income                                                                     445                                             445
Foreign currency translation adjustment                                                                     (20)               (20)
Minimum pension liability adjustment (includes
  tax of $1 million)                                                                                         (2)                (2)
                                                                                                                         -----------
  Comprehensive Income                                                                                                         423
Adjustment to opening equity related to net
  advances from PepsiCo                                            12                                                           12
Stock option exercises (includes tax benefits of
  $3 million)                                           1          22                                                           22
                                                  ----------------------------------------------------------------------------------
Balance at December 26, 1998                          153    $  1,305    $  (2,318)    $      -         $  (150)         $  (1,163)
                                                  ----------------------------------------------------------------------------------

Net income                                                                     627                                             627
Foreign currency translation adjustment                                                                      15                 15
Minimum pension liability adjustment (includes
  tax of $1 million)                                                                                          2                  2
                                                                                                                         -----------
  Comprehensive Income                                                                                                         644
Adjustment to opening equity related to net
  advances from PepsiCo                                             7                                                            7
Repurchase of shares of common stock                   (3)       (134)                                                        (134)
Stock option exercises (includes tax benefits of
  $14 million)                                          1          39                                                           39
Compensation-related events                                        47                                                           47
                                                  ----------------------------------------------------------------------------------
Balance at December 25, 1999                          151    $  1,264    $  (1,691)    $     -          $  (133)         $    (560)
                                                  ==================================================================================

--------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
(tabular amounts in millions, except share data)

Note 1 - Description of Business

     TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON" or the "Company") is the world's largest quick service restaurant company based on the number of system units, with almost 30,000 units in 104 countries and territories. References to TRICON throughout these Consolidated Financial Statements are made using the first person notations of "we" or "us." Our worldwide businesses, KFC, Pizza Hut and Taco Bell ("Core Business(es)"), include the operations, development and franchising or licensing of a system of both traditional and non-traditional quick service restaurant units. Our traditional restaurants feature dine-in, carryout and, in some instances, drive-thru or delivery service. Non-traditional units include express units and kiosks which have a more limited menu and operate in non-traditional locations like airports, gas and convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. Each Core Business has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices. Approximately 33% of our system units are located outside the U.S. In late 1994, we determined that each Core Business system should be rebalanced toward a higher percentage of total system units operated by franchisees and that Company underperforming units should be closed. Since that time, we have refranchised 5,138 units and closed 2,119 units through December 25, 1999. Our overall Company ownership percentage of total system units was 23% at December 25, 1999, a decline of 5 percentage points from year-end 1998 and 11 percentage points from year-end 1997. Our target Company ownership is approximately 20%.

     We also previously operated other non-core businesses disposed of in 1997, which included California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo's Sandwich Shops, East Side Mario's and Hot 'n Now (collectively, the "Non-core Businesses").

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

     Principles of Consolidation and Basis of Preparation. TRICON was created as an independent, publicly owned company on October 6, 1997 (the "Spin-off Date") via a tax-free distribution by our former parent, PepsiCo, Inc. ("PepsiCo"), of our Common Stock (the "Distribution" or "Spin-off") to its shareholders. The accompanying Consolidated Financial Statements present our financial position, results of operations and cash flows as if we had been an independent, publicly owned company for all prior periods presented. Intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates in which we exercise significant influence but do not control are accounted for by the equity method. Our share of the net income or loss of those unconsolidated affiliates and net foreign exchange gains or losses are included in other (income) expense. The Consolidated Financial Statements prior to the Spin-off Date represent the combined worldwide operations of our Core Businesses and Non-core Businesses disposed of in 1997. To facilitate this presentation, PepsiCo made certain allocations of its previously unallocated interest and general and administrative expenses as well as pro forma computations, to the extent possible, of separate income tax provisions for its restaurant segment.

     PepsiCo based its interest allocations on its weighted average interest rate applied to the average annual balance of investments by and advances from PepsiCo and its allocations of general and administrative expenses on our revenue as a percent of PepsiCo's total revenue. We believe that the bases of allocation of interest expense and general and administrative expenses were reasonable based on the facts and circumstances available at the date of their allocation, however, these allocations are not indicative of amounts that we would have incurred as an independent, publicly owned company. Our 1997 results included $188 million of interest allocations and $37 million of general and administrative allocations from PepsiCo. PepsiCo used its weighted-average interest rate of 6.1% to calculate the interest allocation for 1997 through the Spin-off Date. PepsiCo managed its tax position on a consolidated basis, which took into account the results of all of its businesses. For this reason, our historical effective tax rates prior to 1998 are not indicative of our future tax rates.

     In addition, our capital structure changed in 1997 as a result of the Distribution and bears little relationship to the average net outstanding investments by and advances from PepsiCo prior to the Spin-off. In connection with the Spin-off, we borrowed $4.55 billion to fund a dividend and repayments to PepsiCo, which exceeded the net aggregate balance owed at the Spin-off Date by $1.1 billion.

     Segment Disclosures. Effective December 28, 1997, we adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Operating segments, as defined by SFAS 131, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement allows aggregation of similar operating segments into a single operating segment if the businesses are considered similar under the criteria of SFAS 131. We identify our operating segments based on management responsibility within the U.S. and International. For purposes of applying SFAS 131, we consider our three U.S. Core Business operating segments to be similar and therefore have aggregated them into a single reportable operating segment.

     Internal Development Costs and Abandoned Site Costs. We capitalize direct internal payroll and payroll related costs and direct external costs associated with the acquisition of a site to be developed as a Company unit and the construction of a unit on that site. Only those site-specific costs incurred subsequent to the time that the site acquisition is considered probable are capitalized. We consider acquisition probable upon final site approval. If we subsequently make a determination that a site for which internal development costs have been capitalized will not be acquired or developed, the previously capitalized costs are expensed at this date and included in general and administrative expenses.

     Fiscal Year. Our fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every five or six years. Fiscal years 1999, 1998 and 1997 comprised 52 weeks. Fiscal year 2000 will include a fifty-third week. Each of the first three quarters of each fiscal year consists of 12 weeks and the fourth quarter consists of 16 or 17 weeks. Our subsidiaries operate on similar fiscal calendars with period end dates suited to their businesses. Period end dates are within one week of TRICON's period end date with the exception of our international businesses, which close one period or month earlier to facilitate consolidated reporting.

     Direct Marketing Costs. We report substantially all of our direct marketing costs in occupancy and other operating expenses in the Consolidated Statement of Operations, which include costs of advertising and other marketing activities. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred. Direct marketing costs deferred at year-end consist of media and related ad production costs. We expense these costs when the media or ad is first used. Deferred advertising expense, classified as prepaid expenses in the Consolidated Balance Sheet, was $3 million in 1999 and $4 million in 1998. Our advertising expenses were $385 million, $435 million and $517 million in 1999, 1998 and 1997, respectively.

The decline in our advertising expense is a direct result of substantially fewer Company stores as a result of our major refranchising program.

     Research and Development Expenses. Research and development expenses, which we expense as incurred, were $24 million in 1999 and $21 million in both 1998 and 1997.

     Stock-Based Employee Compensation. We measure stock-based employee compensation cost for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations and include pro forma information in Note 15 as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, we measure compensation cost for the stock option grants to our employees as the excess of the average market price of our Common Stock at the grant date over the amount the employee must pay for the stock. Our policy is to generally grant stock options at the average market price of the underlying Common Stock at the date of grant.

     Earnings (Loss) Per Common Share. In the accompanying Consolidated Statement of Operations, we have omitted loss per share information for 1997 as our capital structure as an independent, publicly owned company did not exist for the entire year.

     Derivative Instruments. From time to time, we utilize interest rate swaps, collars and forward rate agreements to hedge our exposure to fluctuations in variable interest rates.

     We recognize the interest differential to be paid or received on interest rate swap and forward rate agreements as an adjustment to interest expense as the differential occurs. We recognize the interest differential to be paid or received on an interest rate collar as an adjustment to interest expense only if the interest rate falls below or exceeds the contractual collared range. We reflect the recognized interest differential not yet settled in cash in the accompanying Consolidated Balance Sheet as a current receivable or payable. If we were to terminate an interest rate swap, collar or forward rate position, any gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify or would be recognized immediately if the underlying debt instrument was settled prior to maturity.

     We recognize foreign exchange gains and losses on forward contracts that are designated and effective as hedges of foreign currency receivables each period as the differential occurs. This is fully offset by the corresponding gain or loss recognized in income on the currency translation of the receivable, as both amounts are based upon the same exchange rates. We reflect the recognized foreign currency differential not yet settled in cash on the accompanying Consolidated Balance Sheet each period as a current receivable or payable. If a foreign currency forward contract was to be terminated prior to maturity, the gain or loss recognized upon termination would be immediately recognized into income.

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

     Property, Plant and Equipment. We state property, plant and equipment ("PP&E") at cost less accumulated depreciation and amortization, impairment writedowns and valuation allowances. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows: 5 to 25 years for buildings and improvements, 3 to 20 years for machinery and equipment and 3 to 7 years for capitalized software costs. We suspend depreciation and amortization on assets related to restaurants that are held for disposal. Our depreciation and amortization expense was $345 million, $372 million and $460 million in 1999, 1998 and 1997, respectively.

     Intangible Assets. Intangible assets include both identifiable intangibles and goodwill arising from the allocation of purchase prices of businesses acquired. Where appropriate, the intangibles are allocated to the individual store level at the time of acquisition. We base amounts assigned to identifiable intangibles on independent appraisals or internal estimates. Goodwill represents the residual purchase price after allocation to all identifiable net assets. Our intangible assets are stated at historical allocated cost less accumulated amortization, impairment writedowns and valuation allowances. We amortize intangible assets on a straight-line basis as follows: up to 20 years for reacquired franchise rights, 3 to 34 years for trademarks and other identifiable intangibles and up to 20 years for goodwill. As discussed further below, we suspend amortization on intangible assets allocated to restaurants that are held for disposal. Our amortization expense was $44 million, $52 million and $70 million in 1999, 1998 and 1997, respectively.

     Franchise and License Fees. We execute franchise or license agreements covering each point of distribution which provide the terms of our arrangement with the franchisee or licensee. Our franchise and certain license agreements generally require the franchisee or licensee to pay an initial, non-refundable fee. Our agreements also require continuing fees based upon a percentage of sales. Subject to our approval and payment of a renewal fee, a franchisee may generally renew its agreement upon its expiration. Our direct costs of the sales and servicing of franchise and license agreements are charged to general and administrative expense as incurred.

     We recognize initial fees as revenue when we have performed substantially all initial services required by the franchising or licensing agreement, which is generally upon opening of a store. We recognize continuing fees as earned with an appropriate provision for estimated uncollectible amounts. We recognize renewal fees in earnings when a renewal agreement becomes effective. We include initial fees collected upon the sale of a restaurant to a franchisee in refranchising gains (losses).

     Refranchising Gains (Losses). Refranchising gains (losses) include the gains or losses from the sales of our restaurants to new and existing franchisees and the related initial franchise fees reduced by direct administrative costs of refranchising. We recognize gains on restaurant refranchisings when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity and we are satisfied that the franchisee can meet its financial obligations. Otherwise, we defer refranchising gains until those criteria have been met. In executing our refranchising initiatives, we most often offer groups of restaurants. We only consider the stores in the group "held for disposal" where the group is expected to be sold at a loss. We recognize estimated losses on restaurants to be refranchised and suspend depreciation and amortization when: (1) we make a decision to refranchise stores; (2) the estimated fair value less costs to sell is less than the carrying amount of the stores; and (3) the stores can be immediately removed from operations. For groups of restaurants expected to be sold at a gain, we typically do not suspend depreciation and amortization until the sale is probable. For practical purposes, we treat the closing date as the point at which the sale is probable. When we make a decision to retain a store previously held for refranchising, we revalue the store at the lower of its net book value at our original disposal decision date less normal depreciation during the period held for disposal or its current fair market value. This value becomes the store's new cost basis. We charge (or credit) any difference between the store's carrying amount and its new cost to refranchising gains (losses). When we make a decision to close a store previously held for refranchising, we reverse any previously recognized refranchising loss and then record the store closure costs as described below.

     Store Closure Costs. Effective for closure decisions made on or subsequent to April 23, 1998, we recognize store closure costs when we have closed the restaurant within the same quarter our decision is made. Store closure costs include the cost of writing-down (impairing) the carrying amount of a restaurant's assets to estimated fair market value less costs of disposal. Additionally, we record a liability for the net present value of any remaining operating lease obligations after the expected closure date, net of estimated sublease income, if any, at the date the closure is considered probable.

     Impairment of Long-Lived Assets to be Held and Used in the Business. We review our long-lived assets, including any allocated intangible assets, related to each restaurant to be held and used in the business semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate restaurants using a "two-year history of operating losses" as our primary indicator of potential impairment. Based on the best information available, we write down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. We generally measure estimated fair market value by discounting estimated future cash flows. In addition, after April 23, 1998, when we decide to close a store beyond the quarter in which the closure decision is made, it is reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value.

     Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from our estimates.

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

     Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from our estimates.

     New Accounting Pronouncement Not Yet Adopted. In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related change in fair value on the hedged item in the consolidated statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     In June 1999, the FASB amended SFAS 133 to extend the required adoption date from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. The amendment was in response to issues identified by FASB constituents regarding implementation difficulties. A company may implement SFAS 133 as of the beginning of any fiscal quarter after issuance, (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. When adopted, SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998 (and, at the company's election, before January 1, 1999).

     We have not yet quantified the effects of adopting SFAS 133 on our financial statements or determined the timing or method of our adoption of SFAS
133. However, the adoption of SFAS 133 could increase volatility in our earnings and other comprehensive income.

     Reclassifications. We have reclassified certain items in the accompanying Consolidated Financial Statements for prior periods to be comparable with the classification we adopted for the fiscal year ended December 25, 1999. These reclassifications had no effect on previously reported net income or loss.

Note 3 - Comprehensive Income

     Accumulated Other Comprehensive Income includes:

                                                                                   1999       1998         1997
                                                                                  ------    --------    ---------
 Foreign currency translation adjustment arising during the period                $  15     $  (21)     $   (90)
 Less:  Foreign currency translation adjustment included in net income (loss)         -          1          (11)
                                                                                  ------    --------    ---------
 Net foreign currency translation adjustment                                      $  15     $  (20)     $  (101)
                                                                                  ======    ========    =========

     Accumulated   Other   Comprehensive   Income  consisted  of  the  following
components as of December 25, 1999 and December 26, 1998:

                                                    1999          1998
                                                  ---------    ---------
 Foreign currency translation adjustment          $  (133)     $  (148)
 Minimum pension liability adjustment                   -           (2)
                                                  ---------    ---------
 Total accumulated other comprehensive income     $  (133)     $  (150)
                                                  =========    =========

Note 4 - Earnings Per Common Share ("EPS")
                                                    1999          1998
                                                  ---------    ---------
Net income                                        $   627      $   445
                                                  =========    =========

Basic EPS:
----------
Weighted-average common shares outstanding            153          153
                                                  =========    =========
Basic EPS                                         $  4.09      $  2.92
                                                  =========    =========

Diluted EPS:
------------
Weighted-average common shares outstanding            153          153
Shares assumed issued on exercise of dilutive
  share equivalents                                    24           20
Shares assumed purchased with proceeds of
  dilutive share equivalents                          (17)         (17)
                                                  ---------    ---------
Shares applicable to diluted earnings                 160          156
                                                  =========    =========
Diluted EPS                                       $  3.92     $   2.84
                                                  =========    =========

     Unexercised employee stock options to purchase approximately 2.5 million and 1 million shares of our Common Stock for the years ended December 25, 1999 and December 26, 1998, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the year.

     We have omitted EPS data for the year ended December 27, 1997 since we were not an independent, publicly owned company with a capital structure of our own for the entire year.

Note 5 - Items Affecting Comparability of Net Income (Loss)

Accounting Changes
------------------

     In 1998 and 1999, we adopted several accounting and human resource policy changes (collectively, the "accounting changes") that impacted our 1999 operating profit. These changes, which we believe are material in the aggregate, fall into three categories:

o    required changes in Generally Accepted Accounting Principles ("GAAP"),
o discretionary methodology changes implemented to more accurately measure certain liabilities and
o policy changes driven by our human resource and accounting standardization programs.

     Required Changes in GAAP- Effective December 27, 1998, we adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, direct external costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized. Previously, we expensed all software development and procurement costs as incurred. In 1999, we capitalized approximately $13 million of internal software development costs and third party software costs that we would have previously expensed. As of December 25, 1999, no interest costs were capitalized due to the insignificance of amounts. The majority of the software being developed is not yet ready for its intended use. The amortization of assets that became ready for their intended use in 1999 was immaterial.

     In addition, we adopted Emerging Issues Task Force Issue No. 97-11 ("EITF 97-11"), "Accounting for Internal Costs Relating to Real Estate Property
Acquisitions," upon its issuance in March 1998. EITF 97-11 limits the capitalization of internal real estate acquisition costs to those site-specific costs incurred subsequent to the time that the real estate acquisition is probable. We consider acquisition of the property probable upon final site approval. In the first quarter of 1999, we also made a discretionary policy change limiting the types of costs eligible for capitalization to those direct cost types described as capitalizable under SOP 98-1. Prior to the adoption of EITF 97-11, all pre-acquisition real estate activities were considered capitalizable. This change unfavorably impacted our 1999 operating profit by approximately $3 million.

     To conform to the Securities and Exchange Commission's April 23, 1998 letter interpretation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," our store closure accounting policy was changed in 1998. Effective for closure decisions made on or subsequent to April 23, 1998, we recognize store closure costs when we have closed the restaurant within the same quarter the closure decision is made. When we decide to close a restaurant beyond the quarter in which the closure decision is made, it is reviewed for impairment. The impairment evaluation is based on the estimated cash flows from continuing use until the expected date of disposal plus the expected terminal value. If the restaurant is not fully impaired, we continue to depreciate the assets over their estimated remaining useful life. Prior to April 23, 1998, we recognized store closure costs and generally suspended depreciation and amortization when we decided to close a restaurant within the next twelve months. This change resulted in additional depreciation and amortization of approximately $3 million through April 23, 1999.

     Discretionary Methodology Changes- In 1999, the methodology used by our independent actuary was refined and enhanced to provide a more reliable estimate of the self-insured portion of our current and prior years' ultimate loss projections related to workers' compensation, general liability and automobile liability insurance programs (collectively "casualty loss(es)"). Our prior practice was to apply a fixed factor to increase our independent actuary's ultimate loss projections which was at the 51% confidence level for each year to approximate our targeted 75% confidence level. Confidence level means the likelihood that our actual casualty losses will be equal to or below those estimates. Based on our independent actuary's opinion, our prior practice produced a very conservative confidence factor at a level higher than our target of 75%. Our actuary now provides an actuarial estimate at our targeted 75% confidence level in the aggregate for all self-insured years. The change in methodology resulted in a one-time increase in our 1999 operating profit of over $8 million.

     At the end of 1998, we changed our method of determining the pension discount rate to better reflect the assumed investment strategies we would most likely use to invest any short-term cash surpluses. Accounting for pensions requires us to develop an assumed interest rate on securities with which the pension liabilities could be effectively settled. In estimating this discount rate, we look at rates of return on high-quality corporate fixed income securities currently available and expected to be available during the period to maturity of the pension benefits. As it is impractical to find an investment portfolio which exactly matches the estimated payment stream of the pension benefits, we often have projected short-term cash surpluses. Previously, we assumed that all short-term cash surpluses would be invested in U.S. government securities. Our new methodology assumes that our investment strategies would be equally divided between U.S. government securities and high-quality corporate fixed income securities. The pension discount methodology change resulted in a one-time increase in our 1999 operating profit of approximately $6 million.

     Human Resource and Accounting Standardization Programs - In the first quarter of 1999, we began the standardization of our U.S. personnel practices. At the end of 1999, our vacation policies were conformed to a calendar-year based, earn-as-you-go, use-or-lose policy. The change provided a one-time favorable increase in our 1999 operating profit of approximately $7 million. Other accounting policy standardization among our three U.S. Core Businesses provided a one-time favorable increase in our 1999 operating profit of approximately $1 million.

     The impact of the above described accounting changes is summarized below:

                                                     1999
                                                    Impact
                                                  ---------
GAAP                                              $     7
Methodology                                            14
Standardization                                         8
                                                  ---------
  Total                                           $    29
                                                  =========

     These changes impacted our results as follows:

Restaurant margin                                 $    11
General and administrative expenses                    18
                                                  ---------
  Operating Profit                                $    29
                                                  =========

U.S.                                              $    15
International                                           -
Unallocated                                            14
                                                  ---------
  Total                                           $    29
                                                  =========
After-tax                                         $    18
                                                  =========
Per diluted share                                 $  0.11
                                                  =========

1997 Fourth Quarter Charge
--------------------------

     In the fourth quarter of 1997, we recorded a $530 million unusual charge ($425 million after-tax). The charge included estimates for (1) costs of closing stores, primarily at Pizza Hut and internationally; (2) reduction to fair market value, less costs to sell, of the carrying amounts of certain restaurants we intended to refranchise; (3) impairment of certain restaurants intended to be used in the business; (4) impairment of certain investments in unconsolidated affiliates to be retained; and (5) costs of related personnel reductions. Of the $530 million charge, approximately $401 million related to asset writedowns and approximately $129 million related to liabilities, primarily occupancy-related costs and, to a much lesser extent, severance. The liabilities were expected to be settled from cash flows provided by operations. Through December 25, 1999, the amounts used apply only to the actions covered by the charge.

     The components of the 1997 fourth quarter charge are detailed below:

                                                  U.S.       International      Worldwide
                                                --------    ---------------    -----------
Store closure costs                             $  141      $       72         $    213
Refranchising losses                                77              59              136
Impairment charges                                  12              49               61
                                                --------    ---------------    -----------
  Total facility actions net loss                  230              180             410
                                                --------    ---------------    -----------
Impairment of investments in unconsolidated
  affiliates                                         -              79               79
Severance and other                                 18              23               41
                                                --------    ---------------    -----------
  Total unusual items                               18             102              120
                                                --------    ---------------    -----------
Total fourth quarter charges                    $  248      $      282         $    530
                                                ========    ===============    ===========
Total fourth quarter charges, after-tax         $  176      $      249         $    425
                                                ========    ===============    ===========

     During 1999 and 1998, we continued to re-evaluate our prior estimates of the fair market value of units to be refranchised or closed and other liabilities arising from the charge. In 1999, we recorded favorable adjustments of $13 million ($10 million after-tax) and $11 million ($10 million after-tax) included in facility actions net gain and unusual items, respectively. These adjustments relate to lower-than-expected losses from stores disposed of, decisions to retain stores originally expected to be disposed of and changes in estimated costs. In 1998, favorable adjustments of $54 million ($33 million after-tax) and $11 million ($7 million after-tax) were included in facility actions net gain and unusual items, respectively. These adjustments primarily related to decisions to retain certain stores originally expected to be disposed of, lower-than-expected losses from stores disposed of and favorable lease settlements with certain lessors related to stores closed.

     Our operating profit includes benefits from the suspension of depreciation and amortization of approximately $12 million ($7 million after-tax) and $33 million ($21 million after-tax) in 1999 and 1998, respectively, for stores held for disposal. The relatively short-term benefits from depreciation and amortization suspension related to stores that were operating at the end of the respective periods ceased when the stores were refranchised, closed or a subsequent decision was made to retain the stores.

     Although we originally expected to refranchise or close all 1,392 units included in the original charge by year-end 1998, the disposal of 531 units was delayed. In 1999, we disposed of 326 units, and decisions were made to retain 195 units originally expected to be disposed of in 1999.

     Below is a summary of activity through 1999 related to the units covered by the 1997 fourth quarter charge:

                                     Units Expected to be        Total Units
                                    Closed      Refranchised      Remaining
                                   --------    --------------    -----------
Units at December 27, 1997            740            652            1,392
Units disposed of                    (426)          (320)            (746)
Units retained                        (88)           (20)            (108)
Change in method of disposal         (109)           109                -
Other                                   6            (13)              (7)
                                   --------    --------------    -----------
Units at December 26, 1998            123            408              531
Units disposed of                     (79)          (247)            (326)
Units retained                        (29)          (166)            (195)
Change in method of disposal          (21)            21                -
Other                                   6            (16)             (10)
                                   --------    --------------    -----------
Units at December 25, 1999              -              -                -
                                   ========    ==============    ===========


     Below is a summary of the 1999 and 1998 activity related to our asset valuation allowances and liabilities recognized as a result of the 1997 fourth quarter charge:

                                      Asset
                                     Valuation
                                    Allowances      Liabilities       Total
                                   ------------    -------------    ---------
Balance at December 27, 1997       $   261         $    129         $   390
Amounts used                          (131)             (54)           (185)
(Income) expense impacts:
  Completed transactions               (27)              (7)            (34)
  Decision changes                     (22)             (17)            (39)
  Estimate changes                      15               (7)              8
Other                                    1                -               1
                                   ------------    -------------    ---------
Balance at December 26, 1998       $    97         $     44         $   141
Amounts used                           (87)             (32)           (119)
(Income) expense impacts:
  Completed transactions                (5)               -              (5)
  Decision changes                       1               (3)             (2)
  Estimate changes                      (7)              (9)            (16)
Other                                    1                -               1
                                   ------------    -------------    ---------
Balance at December 25, 1999       $     -         $      -         $     -
                                   ============    =============    =========

Facility Actions Net (Gain) Loss
--------------------------------

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

     The components of facility actions net (gain) loss for 1999, 1998 and 1997 were as follows:

                                                    1999                         1998                           1997
                                          ---------------------------   ---------------------------   --------------------------
                                                       (Excluding                    (Excluding
                                                       1997 4th Qtr.                 1997 4th Qtr.                 (Excluding
                                                         Charge                        Charge                       1997 4th
                                            Total      Adjustments)       Total      Adjustments)        Total     Qtr. Charge)
                                          ---------   ---------------   ---------   ---------------   ---------   --------------
U.S.
----
Refranchising net gains(a)                $  (405)    $    (396)        $  (275)    $    (249)        $   (67)    $    (144)
Store closure net costs                         5            15              (9)           27             154            13
Impairment  charges  for  stores  that
  will  continue  to be  used  in  the
  business                                      6             6              23            23              59            47
Impairment  charges  for  stores to be
  closed in the future                          9             9               5             5               -             -
                                          ---------   ---------------   ---------   ---------------   ---------   --------------
Facility actions net (gain) loss             (385)         (366)           (256)         (194)            146           (84)
                                          ---------   ---------------   ---------   ---------------   ---------   --------------
International
-------------
Refranchising net gains(a)                    (17)          (22)             (4)          (32)            (45)         (104)
Store closure net costs                         8             7             (18)            2              94            22
Impairment  charges  for  stores  that
  will  continue  to be  used  in  the
  business                                     10            10               2             2              52             3
Impairment  charges  for  stores to be
  closed in the future                          3             3               1             1               -             -
                                          ---------   ---------------   ---------   ---------------   ---------   --------------
Facility actions net (gain) loss                4            (2)            (19)          (27)            101           (79)
                                          ---------   ---------------   ---------   ---------------   ---------   --------------
Worldwide
---------
Refranchising net gains(a)                   (422)         (418)           (279)         (281)           (112)         (248)
Store closure net costs                        13            22             (27)           29             248            35
Impairment  charges  for  stores  that
  will  continue  to be  used  in  the
  business(b)                                  16            16              25            25             111            50
Impairment  charges  for  stores to be
  closed in the future(b)                      12            12               6             6               -             -
                                          ---------   ---------------   ---------   ---------------   ---------   --------------
Facility actions net (gain) loss          $  (381)    $    (368)        $  (275)    $    (221)        $   247     $    (163)
                                          =========   ===============   =========   ===============   =========   ==============
Facility   actions  net  (gain)  loss,
  after-tax                               $  (226)    $    (216)        $  (162)    $    (129)        $   163     $    (137)
                                          =========   ===============   =========   ===============   =========   ==============

(a) Includes initial franchise fees in the U.S. of $38 million in 1999 and $39 million in both 1998 and 1997, and in International of $7 million, $5 million and $2 million in 1999, 1998 and 1997, respectively. See Note 6.

(b) Impairment charges for 1999 and 1998 were recorded against the following asset categories:

                                         1999      1998
                                        ------    ------
     Property, plant and equipment      $  25     $  25
     Intangible assets:
       Goodwill                             1         4
       Reacquired franchise rights          2         2
                                        ------    ------
     Total impairment                   $  28     $  31
                                        ======    ======

      The following table displays a summary of the 1999 and 1998 activity related to all stores disposed of or held for disposal including the stores covered by the fourth quarter 1997 charge. We believe that the remaining carrying amounts are adequate to complete our disposal actions.

                                            Asset
                                          Valuation
                                         Allowances      Liabilities
                                        ------------    ------------
Carrying amount at December 27, 1997    $    291        $     115
Amounts used                                (148)             (36)
(Income) expense impact:
  New decisions                               16                5
  Estimate/decision changes                  (33)              (8)
Other                                          1                1
                                        ------------    ------------
Carrying amount at December 26, 1998         127               77
Amounts used                                (100)             (36)
(Income) expense impact:
  New decisions                                9               15
  Estimate/decision changes                  (20)              15
Other                                          4                -
                                        ------------    ------------
Carrying amount at December 25, 1999    $     20        $      71
                                        ============    ============

     The carrying values of assets held for disposal (which include stores, our idle processing facility in Wichita, Kansas and a minority interest investment in a non-core business in 1998) by reportable operating segment as of December 25, 1999 and December 26, 1998 were as follows:

                                         1999        1998
                                        ------     -------
                 U.S.                   $  40      $  111
                 International              -          46
                                        ------     -------
                 Total                  $  40      $  157
                                        ======     =======

     We anticipate that all assets held for disposal at December 25, 1999 will be disposed of during 2000.

     The results of operations for stores held for disposal or disposed of in 1999, 1998 and 1997 were as follows:

                                                             1999        1998        1997
                                                           -------    ---------    --------
      Stores held for disposal or disposed of in 1999:
        Sales                                              $  734     $  1,271     $ 1,155
        Restaurant margin                                      76          147         114

      Stores disposed of in 1998 and 1997:
        Sales                                              $    -     $    637     $ 1,779
        Restaurant margin                                       -           55         132

     The loss of restaurant margin from the disposal of these stores is mitigated in income before taxes by the increased franchise fees for stores refranchised, lower general and administrative expenses and reduced interest costs primarily resulting from the reduction of debt by the after-tax cash proceeds from our refranchising activities. The margin reported above includes the benefit from the suspension of depreciation and amortization of
approximately   $9  million  ($8   million  in  the  U.S.   and  $1  million  in
International), $32 million ($24 million in the U.S. and $8 million in International) and $17 million in the U.S. in 1999, 1998 and 1997, respectively, on assets held for disposal.

Unusual Items
-------------

                          1999       1998         1997
                       --------    -------    ---------
     U.S.              $   48      $   11     $    85
     International          3           4          99
                       --------    -------    ---------
     Worldwide         $   51      $   15     $   184
                       ========    =======    =========
     After-tax         $   29      $    3     $   165
                       ========    =======    =========

     On January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe"), our primary U.S. distributor, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of the bankruptcy, we wrote off approximately $41 million of amounts owed to us by AmeriServe, including a $15 million unsecured loan. See Note 22. In addition to the AmeriServe write-off, unusual items included the following in 1999: (1) an increase in the estimated costs of settlement of certain wage and hour litigation and associated defense and other costs incurred, as more fully described in Note 21; (2) favorable adjustments to our 1997 fourth quarter charge related to lower actual costs; (3) the writedown to estimated fair market value less cost to sell of our idle Wichita processing facility; (4) costs associated with the pending formation of international unconsolidated affiliates in Canada and Poland; (5) the impairment of enterprise-level goodwill in one of our international businesses; and (6) additional severance and other exit costs related to 1998 strategic decisions to streamline the infrastructure of our international businesses. The estimated fair market value of our idle Wichita processing facility was determined by using the estimated selling price based primarily on an evaluation by a qualified third party.

     Unusual items in 1998 included: (1) an increase in the estimated costs of settlement of certain wage and hour litigation and associated defense and other costs incurred; (2) severance and other exit costs related to 1998 strategic decisions to streamline the infrastructure of our international businesses; (3) favorable adjustments to our 1997 fourth quarter charge related to anticipated actions that were not taken, primarily severance; (4) the writedown to estimated fair market value less costs to sell of our minority interest in a privately held non-core business, previously carried at cost; and (5) reversals of certain valuation allowances and lease liabilities relating to better-than-expected proceeds from the sale of properties and settlement of lease liabilities associated with properties retained upon the sale of a Non-core Business.

     Unusual items in 1997 included: (1) $120 million ($125 million after-tax) of unusual asset impairment and severance charges included in our 1997 fourth quarter charge described above; (2) charges to further reduce the carrying amounts of the Non-core Businesses held for disposal to estimated market value, less costs to sell; and (3) charges relating to the estimated costs of settlement of certain wage and hour litigation and the associated defense and other costs incurred.

Note 6 - Franchise and License Fees
                                           1999         1998        1997
-------------------------------------------------------------------------
Initial fees, including renewal fees     $   71      $    67      $   86
Initial franchise fees included in
  refranchising gains                       (45)         (44)        (41)
                                         --------    ---------    --------
                                             26           23          45
Continuing fees                             697          604         533
                                         --------    ---------    --------
                                         $  723      $   627      $  578
                                         ========    =========    ========

Initial fees in 1997 include $24 million of special KFC renewal fees.
--------------------------------------------------------------------------

Note 7 - Other (Income) Expense
                                        1999          1998           1997
------------------------------------------------------------------------------
Equity income from investments in
  unconsolidated affiliates         $      (19)   $      (18)     $       (8)
Foreign exchange net loss (gain)             3            (6)             16
                                    ------------  ------------    ------------
                                    $      (16)   $      (24)     $        8
                                    ============  ============    ============

--------------------------------------------------------------------------------

Note 8 - Property, Plant and Equipment, net

                                                      1999           1998
------------------------------------------------------------------------------
Land                                              $      572      $      707
Buildings and improvements                             2,553           2,861
Capital leases, primarily buildings                      102             124
Machinery and equipment                                1,598           1,795
                                                  ------------    ------------
                                                       4,825           5,487
Accumulated depreciation and amortization             (2,279)         (2,491)
Disposal valuation allowances                            (15)           (100)
                                                  ------------    ------------
                                                  $    2,531      $    2,896
                                                  ============    ============

--------------------------------------------------------------------------------

Note 9 - Intangible Assets, net

                                                      1999           1998
------------------------------------------------------------------------------
Reacquired franchise rights                       $      326      $      418
Trademarks and other identifiable intangibles            124             123
Goodwill                                                  77             110
                                                  ------------    ------------
                                                  $      527      $      651
                                                  ============    ============

     In determining the above amounts, we have subtracted accumulated amortization of $456 million for 1999 and $473 million for 1998. We have also subtracted disposal valuation allowances of $18 million for 1998.
--------------------------------------------------------------------------------

Note 10 - Accounts Payable and Other Current Liabilities

                                                      1999           1998
------------------------------------------------------------------------------
Accounts payable                                  $      375      $      476
Accrued compensation and benefits                        281             310
Other accrued taxes                                       85              98
Other current liabilities                                344             399
                                                  ------------    ------------
                                                  $    1,085      $    1,283
                                                  ============    ============

--------------------------------------------------------------------------------

Note 11 - Short-term Borrowings and Long-term Debt
                                                      1999          1998
--------------------------------------------------------------------------
Short-term Borrowings
Current maturities of long-term debt              $     47      $     46
Other                                                   70            50
                                                  ----------    ----------
                                                  $    117      $     96
                                                  ==========    ==========
Long-term Debt
Senior, unsecured Term Loan Facility, due
 October 2002                                     $    774      $    926
Senior, unsecured Revolving Credit Facility,
 expires October 2002                                  955         1,815
Senior, Unsecured Notes, due May 2005 (7.45%)          352           352
Senior, Unsecured Notes, due May 2008 (7.65%)          251           251
Capital lease obligations (see Note 12)                 97           117
Other, due through 2010 (6% - 11%)                       9            21
                                                  ----------    ----------
                                                     2,438         3,482
Less current maturities of long-term debt              (47)          (46)
                                                  ----------    ----------
                                                  $  2,391      $  3,436
                                                  ==========    ==========

     Our primary bank credit agreement, as amended in March 1999 and February 2000, is currently comprised of a senior, unsecured Term Loan Facility and a $3 billion senior unsecured Revolving Credit Facility (collectively referred to as the "Credit Facilities") which mature on October 2, 2002. Our U.S. Core Businesses have guaranteed the Credit Facilities. Amounts borrowed under the Term Loan Facility that we repay may not be reborrowed.

     The Credit Facilities are subject to various covenants including financial covenants relating to maintenance of specific leverage and fixed charge coverage ratios. In addition, the Credit Facilities contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness including guarantees of indebtedness, cash dividends, aggregate non-U.S. investment and certain other transactions, as defined in the agreement. Since October 6, 1997, we have complied with all covenants governing the Credit Facilities. The Credit Facilities contain mandatory prepayment terms for certain capital market transactions and refranchising of restaurants as defined in the agreement.

     The amended Credit Facilities, under which at amendment we voluntarily reduced our maximum borrowing under the Revolving Credit Facility by $250 million, gives us additional flexibility with respect to acquisitions and other permitted investments and the repurchase of Common Stock or payment of dividends. We deferred the Credit Facilities amendment costs of approximately $2.6 million. These costs are being amortized to interest expense over the remaining life of the Credit Facilities. Additionally, an insignificant amount of our previously deferred original Credit Facilities costs was written off in the second quarter of 1999 as a result of this amendment.

     In addition, on February 25, 2000, we entered into an agreement to amend certain terms of our Credit Facilities. This amendment will give us additional flexibility with respect to permitted liens, restricted payments, other permitted investments and transferring assets to foreign subsidiaries. We deferred the Credit Facilities amendment costs of approximately $2 million. These costs will be amortized into interest expense over the remaining life of the Credit Facilities.

     Interest on amounts borrowed is payable at least quarterly at rates which are variable, based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin factor as defined in the credit agreement. At December 25, 1999 and December 26, 1998, the weighted average interest rate on our variable rate debt was 6.6% and 6.2%, respectively, which includes the effects of associated interest rate swaps and collars. See Note

13 for a discussion of our use of derivative instruments, our management of inherent credit risk and fair value information related to debt and interest rate swaps.

     At December 25, 1999, we had unused borrowings available under the Revolving Credit Facility of $1.9 billion, net of outstanding letters of credit of $152 million. Under the terms of the Revolving Credit Facility, we may borrow up to $3.0 billion until maturity less outstanding letters of credit. We pay a facility fee on the Revolving Credit Facility. The variable margin factor and facility fee rate is determined based on the more favorable of our leverage ratio or third-party senior debt ratings as defined in the agreement. Facility fees accrued at December 25, 1999 and December 26, 1998 were $1.1 million and $1.7 million, respectively.

     The initial borrowings of $4.55 billion under the Credit Facilities at inception in October 1997 were primarily used to fund a $4.5 billion Spin-off related payment to PepsiCo. We used the remaining $50 million of the proceeds to provide cash collateral securing certain obligations previously secured by PepsiCo, to pay fees and expenses related to the Spin-off and the establishment of the Credit Facilities and for general corporate purposes.

     In 1997, we filed with the Securities and Exchange Commission a shelf registration statement with respect to offerings of up to $2 billion of senior unsecured debt. In May 1998, we issued $350 million 7.45% Unsecured Notes due May 15, 2005 and $250 million 7.65% Unsecured Notes due May 15, 2008 (collectively referred to as the "Notes"). We used the proceeds, net of issuance costs, to reduce existing borrowings under the Credit Facilities. We carry the Notes net of related discounts, which are being amortized over the life of the Notes. The unamortized discount for both issues was approximately $1.0 million at December 25, 1999 and $1.1 million at December 26, 1998. The amortization during 1999 and 1998 was not significant. Interest is payable May 15 and November 15 and commenced on November 15, 1998. In anticipation of the issuance of the Notes, we entered into $600 million in treasury locks (the "Locks") to reduce interest rate sensitivity in pricing of the Notes. Concurrent with the issuance of the Notes, the Locks were settled at a gain, which is being amortized to interest expense over the life of the Notes. The effective interest rate on the 2005 Notes and the 2008 Notes is 7.6% and 7.8%, respectively.

     Interest expense on the short-term borrowings and long-term debt was $218 million, $291 million and $290 million in 1999, 1998 and 1997, respectively.
Interest expense in 1997 included the PepsiCo interest allocation of $188 million.

     The annual maturities of long-term debt through 2004 and thereafter, excluding capital lease obligations, are 2000 - $37 million; 2001 - $3 million; 2002 - $1.7 billion; 2003 - $.7 million; 2004 - $352 million and $252 million thereafter.

Note 12 - Leases

     We have non-cancelable commitments under both capital and long-term operating leases, primarily for our restaurants. Capital and operating lease commitments expire at various dates through 2087 and, in many cases, provide for rent escalations and renewal options. Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

     Future minimum commitments and sublease receivables under non-cancelable leases are set forth below:

                     Commitments               Sublease Receivables
               ------------------------    --------------------------
                                              Direct
                Capital      Operating      Financing      Operating
               ---------    -----------    -----------    -----------
2000           $    17      $    190       $    2         $    13
2001                16           160            2              12
2002                15           142            2              10
2003                15           123            1               9
2004                13           109            1               7
Thereafter         112           617           11              41
               ---------    -----------    -----------    -----------
               $   188      $  1,341       $   19         $    92
               =========    ===========    ===========    ===========

     At year-end 1999, the present value of minimum payments under capital leases was $97 million, after deducting $91 million representing imputed interest.

The details of rental expense and income are set forth below:

                                   1999       1998       1997
                                  ------    -------    -------
        Rental expense
          Minimum                 $ 263     $  308     $  341
          Contingent                 28         25         30
                                  ------    -------    -------
                                  $ 291     $  333     $  371
                                  ======    =======    =======
        Minimum rental income     $   8     $   18     $   19
                                  ======    =======    =======

Contingent rentals are based on sales levels in excess of stipulated amounts contained in the lease agreements.

Note 13 - Financial Instruments

Derivative Instruments
----------------------

     Our policy prohibits the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. Our use of derivative instruments has included interest rate swaps, collars and forward rate agreements. In addition, we utilize on a limited basis foreign currency forward contracts and commodity futures contracts. Our interest rate and foreign currency derivative contracts are entered into with financial institutions and our commodity futures contracts are traded on national exchanges.

     We enter into interest rate swaps, collars, and forward rate agreements with the objective of reducing our exposure to interest rate risk. We entered into interest rate swap and forward rate agreements to convert a portion of our variable rate bank debt to fixed rate. Reset dates and the floating rate indices on the swaps and forward rate agreements match those of the underlying bank debt. Accordingly, any market risk or opportunity associated with the swaps and forward rate agreements is offset by the opposite market impact on the related debt. At December 25, 1999 and December 26, 1998, we had outstanding interest rate swaps with notional amounts of $800 million and $1.2 billion, respectively. Under the contracts, we agree with other parties to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. At both December 25, 1999 and December 26, 1998, our average pay rate was 5.9%. Our payables under the related swaps aggregated $0.4 million and $1.6 million at December 25, 1999 and December 26, 1998, respectively. The swaps mature at various dates through 2001.

     During 1999 and 1998, we entered into interest rate collars to reduce interest rate sensitivity on a portion of our variable rate bank debt. Interest rate collars effectively lock in a range of interest rates by establishing a cap and floor. Reset dates and the floating index on the collars match those of the underlying bank debt. If interest rates remain within the collared cap and floor, no payments are made. If rates rise above the cap level, we receive a payment. If rates fall below the floor level, we make a payment. At December 25, 1999, we did not have any outstanding interest rate collars. At December 26, 1998, we had outstanding interest rate collars of $700 million, and our average pay rate was 5.4%. Under the contracts, we agreed with other parties to exchange, as required, the difference between the effective LIBOR rate and the cap or floor rate if the effective LIBOR rates fall outside the collared range.

     We enter into foreign currency exchange contracts with the objective of reducing our exposure to earnings and cash flow volatility associated with foreign currency fluctuations. In 1999, we entered into forward contracts to hedge our exposure related to certain foreign currency receivables. The notional amount and maturity dates of the contracts match those of the underlying receivables. Accordingly, any market risk or opportunity associated with these contracts is offset by the opposite market impact on the related receivables.

     Our credit risk from the interest rate swap, collar and forward rate agreements and foreign exchange contracts is dependent both on the movement in interest and currency rates and possibility of non-payment by counterparties. We mitigate credit risk by entering into these agreements with high-quality counterparties, netting swap and forward rate payments within contracts and limiting payments associated with the collars to differences outside the collared range.

     Open commodity future contracts and deferred gains and losses at year-end 1999 and 1998, as well as gains and losses recognized as part of cost of sales in 1999, 1998 and 1997, were not significant.

Fair Value
----------

     Excluding the financial instruments included in the table below, the carrying amounts of our other financial instruments approximate fair value.

     The carrying amounts and fair values of TRICON's financial instruments are as follows:

                                                         1999                        1998
                                                -----------------------    -----------------------
                                                 Carrying       Fair        Carrying       Fair
                                                  Amount        Value        Amount        Value
                                                ----------   ----------    ----------    ---------

Debt
  Short-term borrowings and long-term debt,
   excluding capital leases                     $   2,411    $  2,377      $   3,415     $  3,431
Debt-related derivative instruments
  Open contracts in an (asset) liability
   position                                             -          (3)             2           17
                                                ----------   ----------    ----------    ---------
Debt, excluding capital leases                  $   2,411    $  2,374      $   3,417     $  3,448
                                                ==========   ==========    ==========    =========
Guarantees                                      $       -    $     27      $       -     $     24
                                                ==========   ==========    ==========    =========

     We estimated the fair value of debt, debt-related derivative instruments and guarantees using market quotes and calculations based on market rates. See
Note 2 for recently issued accounting pronouncements relating to financial instruments.

Note 14 - Pension Plans and Postretirement Medical Benefits

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

     The components of net periodic benefit cost are set forth below:

                                                               Pension Benefits
--------------------------------------------------------------------------------------
                                                        1999         1998       1997
--------------------------------------------------------------------------------------
  Service cost                                       $    20      $   21      $   18
  Interest cost                                           22          20          17
  Expected return on plan assets                         (24)        (21)        (19)
  Amortization of prior service cost                       1           -           -
  Amortization of transition (asset) obligation            -          (2)         (4)
  Recognized actuarial loss                                -           2           1
                                                     ---------    --------    --------
    Net periodic benefit cost                        $    19      $   20      $   13
                                                     =========    ========    ========

  Additional loss recognized due to:
    Curtailment                                      $     4      $    -      $    -
    Special termination benefits                           -           3           2

                                                    Postretirement Medical Benefits
--------------------------------------------------------------------------------------
                                                        1999         1998       1997
--------------------------------------------------------------------------------------
  Service cost                                       $     2      $    2      $    2
  Interest cost                                            3           3           2
  Amortization of prior service cost                      (2)         (2)         (2)
                                                     ---------    --------    --------
    Net periodic benefit cost                        $     3      $    3      $    2
                                                     =========    ========    ========

  Additional (gain) loss recognized due to:
    Curtailment                                      $    (1)     $   (3)     $    -
    Special termination benefits                           -           1           -

     Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

                                                                                  Postretirement
                                                        Pension Benefits         Medical Benefits
                                                        1999        1998         1999         1998
                                                     ---------   ---------    ---------    ---------
Change in benefit obligation
  Benefit obligation at beginning of year            $   315     $   286      $    38      $    38
    Service cost                                          20          21            2            2
    Interest cost                                         22          20            3            3
    Plan amendments                                        6           -            -            -
    Curtailment gain                                      (5)          -           (1)          (3)
    Special termination benefits                           -           1            -            1
    Benefits and expenses paid                           (24)        (13)          (2)          (2)
    Actuarial (gain) loss                                (19)          -            5           (1)
                                                     ---------   ---------    ---------    ---------
  Benefit obligation at end of year                      315         315           45           38
                                                     ---------   ---------    ---------    ---------
Change in plan assets
  Fair value of plan assets at beginning of year         259         270            -            -
    Actual return on plan assets                          51           1            -            -
    Employer contributions                                 5           1            -            -
    Benefits paid                                        (23)        (11)           -            -
    Administrative expenses                               (2)         (2)           -            -
                                                     ---------   ---------    ---------    ---------
  Fair value of plan assets at end of year               290         259            -            -
                                                     ---------   ---------    ---------    ---------
Reconciliation of funded status
  Funded status                                          (25)        (56)         (45)         (38)
  Unrecognized actuarial (gain) loss                     (35)         11            3           (2)
  Unrecognized prior service costs                         7           2           (2)          (4)
                                                     ---------   ---------    ---------    ---------
    Net amount recognized at year-end                $   (53)    $   (43)     $   (44)     $   (44)
                                                     =========   =========    =========    =========
Amounts  recognized  in the  statement of
  financial  position consist of:
  Accrued benefit liability                          $   (53)    $   (46)     $   (44)     $   (44)
  Accumulated other comprehensive income                   -           3            -            -
                                                     ---------   ---------    ---------    ---------
    Net amount recognized at year-end                $   (53)    $   (43)     $   (44)     $   (44)
                                                     =========   =========    =========    =========


  Other comprehensive income attributable to
   change in additional minimum liability
   recognition                                       $    (3)    $     3

Additional year-end information for pension
  plans with benefit obligations in excess
  of plan assets:
  Benefit obligation                                 $   315     $   315
  Fair value of plan assets                              290         259

Additional year-end information for pension
  plans with  accumulated  benefit obligations
  in excess of plan assets:
  Projected benefit obligation                       $    31     $    46
  Accumulated benefit obligation                          12          29
  Fair value of plan assets                                -          15


The assumptions used to compute the information above are set forth below:

                                                                            Postretirement
                                                        Pension Benefits    Medical Benefits
                                                        1999       1998      1999      1998
                                                       -------    ------    ------    -------
  Discount rate - projected benefit obligation           7.8%      6.8%      7.6%       7.0%
  Expected long-term rate of return on plan assets      10.0%     10.0%        -          -
  Rate of compensation increase                          5.5%      4.5%      5.5%       4.5%

     We have assumed the annual increase in cost of postretirement medical benefits was 6.5% in 1999 and will be 6.0% in 2000. We are assuming the rate will decrease 0.5% to an ultimate rate of 5.5% in the year 2001 and remain at that level thereafter. There is a cap on our medical liability for certain retirees, which is expected to be reached between the years 2001-2004; at that point our cost for a retiree will not increase.

     Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement health care plans. The effects of a one percentage point increase or decrease in the assumed health care cost trend rates on postretirement benefit obligations are $2.3 million and $2.5 million, respectively. The effects of a one percentage point increase or decrease in the assumed health care cost trend rates on total service and interest cost components are not significant.

     At the end of 1998, we changed the method for determining our pension and postretirement medical benefit discount rate to better reflect the assumed investment strategies we would most likely use to invest any short-term cash surpluses. See Note 5.

Note 15 - Employee Stock-Based Compensation

     At year-end 1999, we had four stock option plans in effect: the TRICON Global Restaurants, Inc. Long Term Incentive Plan ("1999 LTIP"), the 1997 Long-Term Incentive Plan ("1997 LTIP"), the TRICON Global Restaurants, Inc. Restaurant General Manager Stock Option Plan ("YUMBUCKS") and the TRICON Global Restaurants, Inc. SharePower Plan ("SharePower").

     We may grant options to purchase up to 7.6 million and 22.5 million shares of stock under the 1999 LTIP and 1997 LTIP, respectively, at a price equal to or greater than the average market price of the stock on the date of grant. New options we grant can have varying vesting provisions and exercise periods. Previously granted options vest in periods ranging from immediate to 2006 and expire ten to fourteen years after grant. Potential awards to employees and non-employee directors under the 1999 LTIP include stock options, incentive stock options, stock appreciation rights, restricted stock, stock units, restricted stock units, performance shares and performance units. Potential awards to employees and non-employee directors under the 1997 LTIP include stock options, incentive stock options, stock appreciation rights, restricted stock and performance restricted stock units. We have issued only stock options and performance restricted stock units under the 1997 LTIP and have yet to grant any awards under the 1999 LTIP.

     We may grant options to purchase up to 7.5 million shares of stock under YUMBUCKS at a price equal to or greater than the average market price of the stock on the date of grant. YUMBUCKS options granted have a four year vesting period and expire ten years after grant. We do not anticipate that any further SharePower grants will be made although options previously granted could be outstanding through 2006.

     At the Spin-off Date, we converted certain of the unvested options to purchase PepsiCo stock that were held by our employees to TRICON stock options under either the 1997 LTIP or SharePower. We converted the options at amounts and exercise prices that maintained the amount of unrealized stock appreciation that existed immediately prior to the Spin-off. The vesting dates and exercise periods of the options were not affected by the conversion. Based on their original PepsiCo grant date, our converted options vest in periods ranging from one to ten years and expire ten to fifteen years after grant.

     Had we determined compensation cost for all TRICON option grants to employees and non-employee directors consistent with SFAS 123, our net income
(loss) and basic and diluted earnings per Common Share would have been reduced (increased) to the pro forma amounts indicated below:

                                          1999         1998          1997
                                       ---------    ---------    ----------
Net Income (Loss)
  As reported                          $    627     $    445     $   (111)
  Pro forma                                 597          425         (112)

Basic Earnings per Common Share
  As reported                          $   4.09     $   2.92
  Pro forma                                3.90         2.79

Diluted Earnings per Common Share
  As reported                          $   3.92     $   2.84
  Pro forma                                3.73         2.72

     SFAS 123 pro forma loss per Common Share data for 1997 is not meaningful as we were not an independent, publicly owned company with a capital structure of our own for the entire year.

     The effects of applying SFAS 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years because variables such as the number of option grants, exercises and stock price volatility included in these disclosures may not be indicative of future activity.

     We estimated the fair value of each option grant made during 1999, 1998 and 1997 subsequent to the Spin-off as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                   1999       1998       1997
                                  -------    -------    -------
     Risk-free interest rate        4.9%       5.5%       5.8%
     Expected life (years)          6.0        6.0        6.6
     Expected volatility           29.7%      28.8%      27.5%
     Expected dividend yield        0.0%       0.0%       0.0%

     A summary of the status of all options granted to employees and non-employee directors as of December 25, 1999, December 26, 1998 and December 27, 1997, and changes during the years then ended is presented below (tabular options in thousands):

                                            December 25, 1999             December 26, 1998             December 27, 1997
                                         ------------------------    --------------------------    -------------------------
                                                        Wtd. Avg.                     Wtd. Avg.                   Wtd. Avg.
                                                        Exercise                      Exercise                    Exercise
                                          Options        Price         Options         Price        Options         Price
                                         ----------   -----------    -----------    -----------    ----------    -----------
Outstanding at beginning of year            22,699    $   26.16         15,245      $   23.03             -      $    -
Conversion of PepsiCo options                    -           -               -             -         13,951          21.48
Granted at price equal to average
  market price                               5,709        49.07         12,084          29.37           872          32.95
Granted at price greater than average
  market price                                   -           -               -             -          1,334          31.63
Exercised                                   (1,273)       19.51           (962)         18.93          (112)         24.80
Forfeited                                   (2,969)       31.94         (3,668)         25.60          (800)         20.84
                                         ----------   -----------    -----------    -----------    ----------    -----------
Outstanding at end of year                  24,166    $  31.18          22,699      $   26.16        15,245      $   23.03
                                         ==========   ===========    ===========    ===========    ==========    ===========
Exercisable at end of year                   3,665    $  22.44           3,006      $   21.16         1,251      $   23.84
                                         ==========   ===========    ===========    ===========    ==========    ===========
Weighted average of fair value of
  options granted                        $   19.20                   $   11.65                     $  13.37
                                         ==========                  ===========                   ==========

     The following table summarizes information about stock options outstanding and exercisable at December 25, 1999 (tabular options in thousands):

                                        Options Outstanding                     Options Exercisable
                        -------------------------------------------------    ----------------------------
                                         Weighted
                                         Average             Weighted                        Weighted
         Range of Exercise                     Remaining             Average                        Average
              Prices            Options     Contractual Life     Exercise Price      Options     Exercise Price
       --------------------    ---------    -----------------    ---------------    ---------    ---------------
       $  0.01 -  17.80           1,932          4.91            $    15.22            1,582     $     14.67
         22.02 -  29.40          11,874          7.11                 25.60            1,279           26.11
         30.41 -  34.47           4,642          8.26                 31.77              773           31.46
         35.13 -  46.97           5,078          9.18                 44.50               30           42.05
             72.75                  640          9.27                 72.75                1           72.75
                               ---------                                            ---------
                                 24,166                                                3,665
                               =========                                            =========

     In November 1997, we granted two awards of performance restricted stock units of TRICON's Common Stock to our CEO. The awards were made under the 1997 LTIP and may be paid in Common Stock of TRICON or cash at the discretion of the Board of Directors. Payments of the awards of $2.7 million and $3.6 million are contingent upon the CEO's continued employment through January 25, 2001 and 2006, respectively, and our attainment of certain pre-established earnings thresholds, as defined. We expense these awards over the performance periods stipulated above; the amount included in earnings for both 1999 and 1998 was $1.3 million and the amount for 1997 was insignificant.

     During 1999, modifications of certain 1997 LTIP and Sharepower options held by terminated employees were made. These modifications resulted in additional compensation expense of $5.0 million in 1999 with a corresponding increase in our Common Stock account.

     Note 16 - Other Compensation and Benefit Programs

     We sponsor two deferred compensation benefit programs, the Executive Income Deferral Program and the Restaurant Deferred Compensation Plan (the "EID Plan" and the "RDC Plan," respectively) for eligible employees and non-employee directors. These plans allow participants to defer receipt of all or a portion of their annual salary and incentive compensation. As defined by the benefit programs, we credit the amounts deferred with earnings based on certain investment options selected by the participants.

     In late 1997, we introduced a new investment option for the EID Plan allowing participants to defer certain incentive compensation into the purchase of phantom shares of our Common Stock at a 25% discount from the average market price at the date of deferral (the "Discount Stock Account"). Participants bear the risk of forfeiture of both the discount and any amounts deferred if they voluntarily separate from employment during the two year vesting period. We expense the intrinsic value of the discount over the vesting period.

     We are phasing in certain program changes to the EID Plan during 1999 and 2000. These changes include limiting investment options, primarily to phantom shares of our Common Stock, and requiring the distribution of investments in the TRICON Common Stock investment options to be paid in shares of our Common Stock. Due to these changes, in 1998 we agreed to credit to their accounts a one time premium on January 1, 2000 to participants with an account balance as of December 31, 1999. The premium credited totaled approximately $3 million and was equal to 10% of the participant's account balance as of December 31, 1999, excluding investments in the discounted TRICON Common Stock investment option discussed above and 1999 deferrals.

     Prior to January 1, 1999, we recognized as compensation expense all investment appreciation or depreciation within the EID Plan. Subsequent to January 1, 1999, we no longer recognize as compensation expense the appreciation or depreciation, if any, attributable to investments in the Discount Stock Account since investments in the Discount Stock Account can only be settled in shares of our Common Stock. For 1998, we expensed $9 million related to appreciation attributable to investments in the Discount Stock Account. We also reduced our liabilities by $21 million related to investments in the Discount Stock Account and increased the Common Stock Account by the same amount at January 1, 1999.

     For periods subsequent to January 1, 2000, we will no longer recognize as compensation expense the appreciation or depreciation, if any, attributable to investments in any phantom shares of our Common Stock in the EID Plan since these investments can only be settled in shares of our Common Stock. For 1999, we recorded a benefit of $3 million related to depreciation of investments impacted by the January 2000 plan amendment.

     Our obligations under the EID Plan as of the end of 1999 and 1998 were $50 million and $59 million, respectively. We recognized compensation expense of $6 million in 1999 and $20 million in 1998, including the estimated premium payment, and $9 million in 1997 for the EID Plan.

     Investment options in the RDC Plan consist of phantom shares of various mutual funds and TRICON Common Stock. During 1998, RDC participants also became eligible to purchase phantom shares of our Common Stock under YUMSOP as defined below. We recognize compensation expense for the appreciation or depreciation, if any, attributable to all investments in the RDC Plan as well as for our matching contribution. Our obligations under the RDC program as of the end of 1999 and 1998 were $6 million and $7 million, respectively. We recognized compensation expense of $1 million in 1999, 1998 and 1997 for the RDC Plan.

     We sponsor a contributory plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code ("401(k) Plan") for eligible full-time U.S. salaried and certain hourly employees. Participants may elect to contribute up to 15% of their eligible compensation on a pre-tax basis. We are not required to make contributions to the Plan. In 1998, a Stock Ownership Program ("YUMSOP") was added to the TRICON Common Stock investment option. Under YUMSOP, we make a partial discretionary matching contribution equal to a predetermined percentage of each participant's contribution to the TRICON Common Stock Fund. We determine our percentage match at the beginning of each year based on the immediate prior year performance of our Core Businesses. We recognized as compensation expense our total matching contribution of $4 million and $1 million in 1999 and 1998, respectively.

Note 17 - Shareholders' Rights Plan

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

Note 18 - Share Repurchases

     On September 23, 1999, we announced that our Board of Directors authorized the repurchase of up to $350 million of our outstanding Common Stock. As of December 25, 1999, we have purchased 3.3 million shares for $134 million at an average price per share of $40.

Note 19 - Income Taxes

     The details of our income tax provision are set forth below:

                                              1999          1998          1997
--------------------------------------------------------------------------------
Current:          Federal                   $   342      $   231      $    106
                  Foreign                        46           55            77
                  State                          39           22            31
                                            ---------    ---------    ----------
                                                427          308           214
                                            ---------    ---------    ----------
Deferred:         Federal                       (18)          (2)          (66)
                  Foreign                        17           10           (59)
                  State                         (15)          (5)          (13)
                                            ---------    ---------    ----------
                                                (16)           3          (138)
                                            ---------    ---------    ----------
                                            $   411      $   311      $     76
                                            =========    =========    ==========

--------------------------------------------------------------------------------

     The 1998 and 1997 deferred state tax benefits included net operating loss carryovers of $1 million that were utilized in 1999. Taxes payable were reduced by $14 million, $3 million and less than $1 million in 1999, 1998 and 1997, respectively, as a result of stock option exercises. In addition, goodwill and other intangibles were reduced by $22 million in 1999 as a result of the settlement of a disputed claim with the Internal Revenue Service relating to the deductibility of the amortization of reacquired franchise rights and other intangibles. Finally, the valuation allowance as of the beginning of 1999 that related to deferred tax assets in certain foreign countries was reduced by $13 million as a result of establishing a pattern of profitability.

     Our U.S. and foreign income (loss) before income taxes are set forth below:

                                                1999        1998        1997
--------------------------------------------------------------------------------
U.S.                                        $   782      $   542      $     13
Foreign                                         256          214           (48)
                                            ---------    ---------    ----------
                                            $ 1,038      $   756      $    (35)
                                            =========    =========    ==========

--------------------------------------------------------------------------------

     Our 1999 and 1998 reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

                                                           1999          1998
--------------------------------------------------------------------------------
U.S. federal statutory rate                                35.0%          35.0%
State income tax, net of federal tax benefit                3.0            2.7

Foreign and U.S. tax effects attributable to foreign
  operations                                                1.7            4.4
Effect of unusual items                                    (0.5)          (0.6)
Adjustments relating to prior years                         0.2           (2.1)
Other, net                                                  0.1            1.6
                                                         ---------    ----------
Effective income tax rate                                  39.5%          41.1%
                                                         =========    ==========

     In 1997, our reconciliation of income taxes calculated at the U.S. federal tax statutory rate was computed on a dollar basis, as a reconciliation on a percentage basis is not meaningful due to our pre-tax loss.

                                                                      1997
-----------------------------------------------------------------------------
Income taxes computed at the U.S. federal statutory rate of 35%    $   (12)
State income tax, net of federal tax benefit                            18
Foreign and U.S. tax effects attributable to foreign operations         24
Effect of unusual items                                                 79
Adjustments relating to prior years                                      3
Other, net                                                             (36)
                                                                 ------------
Income tax provision                                               $    76
                                                                 ============
Effective income tax rate                                          (217.1%)
                                                                 ============

--------------------------------------------------------------------------------

     The details of our 1999 and 1998 deferred tax liabilities (assets) are set forth below:

                                                            1999       1998
-----------------------------------------------------------------------------
Intangible assets and property, plant and equipment     $  170      $   243
Other                                                       25            8
                                                        --------    ---------
Gross deferred tax liabilities                          $  195      $   251
                                                        ========    =========
Net operating loss and tax credit carryforwards         $ (140)     $  (107)
Employee benefits                                          (91)         (58)
Self-insured casualty claims                               (38)         (46)
Stores held for disposal                                   (12)         (62)
Various liabilities and other                             (178)        (183)
                                                        --------    ---------
Gross deferred tax assets                                 (459)        (456)
Deferred tax assets valuation allowance                    173          133
                                                        --------    ---------
Net deferred tax assets                                   (286)        (323)
                                                        --------    ---------
Net deferred tax (asset) liability                      $  (91)     $   (72)
                                                        ========    =========
Included in:
Deferred income tax assets                              $  (59)     $  (137)
Other assets                                               (51)           -
Accounts payable and other current liabilities              12            -
Deferred income taxes                                        7           65
                                                        --------    ---------
                                                        $  (91)     $   (72)
                                                        ========    =========

     Our valuation allowance related to deferred tax assets increased by $40 million in 1999 primarily due to additions related to current and prior year operating losses and temporary differences in a number of foreign and state jurisdictions.

     A determination of the unrecognized deferred tax liability for temporary differences related to our investments in foreign subsidiaries and investments in foreign unconsolidated affiliates that are essentially permanent in duration is not practicable.

     We have available net operating loss and tax credit carryforwards totaling $837 million at year-end 1999 to reduce future tax of TRICON and certain subsidiaries. The carryforwards are related to a number of foreign and state jurisdictions. Of these carryforwards, $51 million expire in 2000 and $725 million expire at various times between 2001 and 2019. The remaining $61 million of carryforwards do not expire.

Note 20 - Reportable Operating Segments

     We are engaged principally in developing, operating, franchising or licensing the worldwide KFC, Pizza Hut and Taco Bell concepts. We also previously operated the Non-core Businesses, all of which were sold in 1997 prior to the Spin-off.

     KFC, Pizza Hut and Taco Bell operate throughout the U.S. and 84, 87 and 14 countries and territories outside the U.S., respectively. Principal international markets include Australia, Canada, China, Japan and the U.K. At year-end 1999, we had 10 investments in unconsolidated affiliates outside the U.S. which operate KFC and/or Pizza Hut restaurants, the most significant of which are operating in Japan and the U.K.

     As disclosed in Note 2, we identify our operating segments based on management responsibility within the U.S. and International. For purposes of applying SFAS 131, we consider our three U.S. Core Business operating segments to be similar and therefore have aggregated them into a single reportable operating segment. Other than the U.S., no individual country represented 10% or more of our total revenues, profits or assets.

                                                        Revenues
                                           1999          1998           1997
---------------------------------------------------------------------------------
United States                           $  5,748      $  6,439      $   7,370(a)
International                              2,074         2,040          2,320
                                        ----------    ----------    -------------
                                        $  7,822      $  8,479      $   9,690
                                        ==========    ==========    =============

                                        Operating Profit; Interest Expense, Net; and
                                                 Income Before Income Taxes
                                           1999          1998           1997
---------------------------------------------------------------------------------
United States                           $    828      $    740      $     603(a)
International(b)                             265           191            172
Foreign exchange gain (loss)                  (3)            6            (16)
Unallocated and corporate expenses          (180)         (169)           (87)(c)
Facility actions net gain (loss)(d)          381           275           (247)
Unusual items(d)                             (51)          (15)          (184)
                                        ----------    ----------    -------------
Total Operating Profit                     1,240         1,028            241
Interest expense, net                        202           272            276(c)
                                        ----------    ----------    -------------
Income (loss) before income taxes       $  1,038      $    756      $     (35)
                                        ==========    ==========    =============

                                             Depreciation and Amortization
                                           1999          1998           1997
---------------------------------------------------------------------------------
United States                           $    266       $   300      $     388
International                                110           104            143
Corporate                                     10            13              5
                                        ----------    ----------    -------------
                                        $    386       $   417      $     536
                                        ==========    ==========    =============


                                                  Capital Spending
                                           1999          1998           1997
-------------------------------------------------- ------------- ----------------
United States                           $    315      $    305      $     381
International                                139           150            157
Corporate                                     16             5              3
                                        ----------    ----------    -------------
                                        $    470      $    460      $     541
                                        ==========    ==========    =============

                                          Identifiable Assets
                                           1999          1998
-------------------------------------------------- -------------
United States                           $  2,478      $  2,942
International(e)                           1,367         1,447
Corporate(f)                                 116           142
                                        ----------    ----------
                                        $  3,961      $  4,531
                                        ==========    ==========

                                           Long-Lived Assets
                                           1999          1998
-------------------------------------------------- -------------
United States(g)                        $  2,143      $  2,616
International(g)                             874           895
Corporate(g)                                  41            36
                                        ----------    ----------
                                        $  3,058      $  3,547
                                        ==========    ==========

(a) Results from the United States in 1997 included the Non-core Businesses disposed of in 1997. Excluding unusual disposal charges, the Non-core Businesses contributed the following:

                                                   1997
                                                 ---------
          Revenues                               $   268
          Operating profit                            13
          Interest expense, net                        3
          Income before income taxes                  10

(b) Includes equity income of unconsolidated affiliates of $22 million, $18 million and $8 million in 1999, 1998 and 1997, respectively.
(c) Includes amounts allocated by PepsiCo prior to the Spin-off of $37 million in 1997 related to general and administrative expenses and $188 million in 1997 related to interest expense.
(d) See Note 5 for a discussion by reportable operating segment of facility actions net gain (loss) and unusual items.
(e) Includes investment in unconsolidated affiliates of $170 million and $159 million for 1999 and 1998, respectively.
(f) Includes restricted cash, capitalized debt issuance costs, advances to our voluntary employees' beneficiary association trust, leasehold improvements in certain of our office facilities and non-core assets held for sale.
(g)  Includes PP&E, net and Intangible Assets, net.

     See Note 5 for additional operating segment disclosures related to impairment, suspension of depreciation and amortization and the carrying amount of assets held for disposal.

     The 1997 financial data we reported above is materially consistent with restaurant segment information previously reported by PepsiCo. We made adjustments to these amounts primarily to remove the impact of the restaurant distribution business previously included by PepsiCo in its restaurant segment, and to include the investment in and our equity income of unconsolidated affiliates within the international segment. We made this change to align our reporting with the way we internally review and make decisions regarding our international business.

Note 21 - Commitments and Contingencies

     Contingent Liabilities
     ----------------------

     We were directly or indirectly contingently liable in the amounts of $386 million and $327 million at year-end 1999 and 1998, respectively, for certain lease assignments and guarantees. In connection with these contingent liabilities, after the Spin-off Date, we were required to maintain cash collateral balances at certain institutions of approximately $30 million, which is included in Other Assets in the accompanying Consolidated Balance Sheet. At year-end 1999, $311 million represented contingent liabilities to lessors as a result of assigning our interest in and obligations under real estate leases as a condition to the refranchising of Company restaurants. The $311 million represented the present value of the minimum payments of the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $485 million. The balance of the contingent liabilities primarily reflected guarantees to support financial arrangements of certain unconsolidated affiliates and other restaurant franchisees.

     Casualty Loss Programs and Estimates
     ------------------------------------

     To mitigate the cost of our exposures for certain casualty losses as defined in Note 5, we make annual decisions to either retain the risks of loss up to certain per occurrence or maximum loss limits negotiated with our insurance carriers or to fully insure those risks. Since the Spin-off, we have elected to retain the risks subject to insured limitations. In addition, we also purchased insurance in 1998 to limit the cost of our retained risks for the years 1994 to 1996.

     Effective August 16, 1999, we made changes to our U.S. and portions of our International property and casualty loss programs which we believe will reduce our annual property and casualty costs. Under the new program, we bundled our risks for casualty losses, property losses and various other insurable risks into one risk pool with a single large retention limit. Based on our historical casualty loss experience over the past ten years, we believe that the combination of the annual risk of loss that we retained and the lower insurance premium costs under the new program should be less than the average total costs incurred under the old program. However, since all of these risks have been pooled and there are no per occurrence limits for individual claims, it is possible that we may experience increased volatility in property and casualty losses on a quarter to quarter basis. This would occur if an individual large loss is incurred either early in a program year or when the latest actuarial projection of losses for a program year is significantly below our aggregate loss retention. A large loss is defined as a loss in excess of $2 million which was our predominate per occurrence casualty loss limit under our previous insurance program.

     Under both our old and new programs, we have determined our retained liabilities for casualty losses, including reported and incurred but not reported claims, based on information provided by our independent actuary. Effective August 16, 1999, property losses are also included in our actuary's valuation. Prior to that date, property losses were based on our internal estimates.

     We have our actuary perform valuations two times a year. However, given the complexities of the Spin-off, we had only one 1998 valuation, based on information through June 30, 1998, which we received and recognized in the fourth quarter of that year. In the first and fourth quarters of 1999, we received a valuation from the actuary based on information through December 31, 1998 and June 30, 1999, respectively. As a result, we have a timing difference in our actuarial adjustments, from recognizing the entire 1998 adjustment in the fourth quarter of 1998 to recognizing adjustment in both the first quarter and fourth quarters of 1999. We expect that, beginning in 2000, valuations will be received and required adjustments will be made in the second and fourth quarters of each year.

     We have recorded favorable adjustments to our casualty loss reserves of $30 million in 1999 ($21 million in the first quarter and $9 million in the fourth quarter), $23 million in 1998 and $18 million in 1997 primarily as a result of our independent actuary's changes in its estimated losses. The changes were related to previously recorded casualty loss estimates determined by our independent actuary for both the current and prior years in which we retained some risk of loss. The 1999 adjustments resulted primarily from improved loss trends related to our 1998 casualty losses across all three of our U.S. operating companies. We believe the favorable adjustments are a direct result of our recent investments in safety and security programs to better manage risk at the store level. In addition, the favorable insurance adjustments in 1998 included the benefit of the insurance transaction discussed above.

     We will continue to make adjustments both based on our actuary's periodic valuations as well as whenever there are significant changes in the expected costs of settling large claims not contemplated by the actuary. Due to the inherent volatility of our actuarially determined casualty loss estimates, it is reasonably possible that we will experience changes in estimated losses which could be material to our growth in net income in 2000. We believe that, since we record our reserves for casualty losses at a 75% confidence level, we have mitigated the negative impact of adverse development and/or volatility. At December 25, 1999, our reserves for casualty losses were $142 million, compared to $154 million at year-end 1998.

     Change of Control Severance Agreements
     --------------------------------------

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

     Wage and Hour Litigation
     ------------------------

     We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Like some other large retail employers, Pizza Hut and Taco Bell recently have been faced in a few states with allegations of purported class-wide wage and hour violations.

     On May 11, 1998, a purported class action lawsuit against Pizza Hut, Inc., and one of its franchisees, PacPizza, LLC, entitled Aguardo, et al. v. Pizza Hut, Inc., et al. ("Aguardo"), was filed in the Superior Court of the State of California of the County of San Francisco. The lawsuit was filed by three former Pizza Hut restaurant general managers purporting to represent approximately 1,300 current and former California restaurant general managers of Pizza Hut and PacPizza. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and vacation pay and seeks an unspecified amount in damages. On January 12, 2000, the Court certified a class of approximately 1,300 current and former restaurant general managers. This lawsuit is in the early discovery phase.

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

     On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. ("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has currently paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. The lawsuit is in the discovery and pre-trial motions phase. A trial date of November 2, 1999 was set. However, on November 1, 1999, the Court issued a proposed order postponing the trial and establishing a pre-trial claims process. The final order regarding the claims process was entered on January 14, 2000. Taco Bell moved for certification of an immediate appeal of the Court-ordered claims process and requested a stay of the proceedings. This motion was denied on February 8, 2000, and Taco Bell intends to appeal this decision to the Supreme Court of Oregon. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000.

     We have provided for the estimated costs of the Aguardo, Mynaf and Bravo litigations, based on a projection of eligible claims (including claims filed to date, where applicable), the cost of each eligible claim and the estimated legal fees incurred by plaintiffs. Although the outcome of these lawsuits cannot be determined at this time, we believe the ultimate cost of these cases in excess of the amounts already provided will not be material to our annual results of operations, financial condition or cash flows.

     On February 10, 1995, a class action lawsuit, entitled Ryder, et al. v. Taco Bell Corp. ("Ryder"), was filed in the Superior Court of the State of Washington for King County on behalf of approximately 16,000 current and former Taco Bell employees claiming unpaid wages resulting from alleged uniform, rest and meal period violations and unpaid overtime. In April 1996, the Court certified the class for purposes of injunctive relief and a finding on the issue of liability. The trial was held during the first quarter of 1997 and resulted in a liability finding. In August 1997, the Court certified the class for purposes of damages as well. Prior to the damages phase of the trial, the parties reached a court-approved settlement process in April 1998. The settlement process is substantially complete, with less than 50 claims left to be resolved. We have provided for the estimated cost of settling these remaining claims.

     Obligations to PepsiCo After Spin-off
     -------------------------------------

     At the Spin-off, we entered into separation and other related agreements (the "Separation Agreement"), governing the Spin-off transaction and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo. In addition, prior to the Spin-off, our U.S. Core Businesses each entered into a multi-year agreement with Pepsi-Cola Company, a wholly owned subsidiary of PepsiCo, regarding the purchase of beverage products. Prior to the Spin-off and PepsiCo's sale to AmeriServe of PFS, our primary U.S. food and supplies distributor, our Core Businesses signed a multi-year distribution agreement with PFS. Neither contract is for quantities expected to exceed normal usage.

     The Separation Agreement provided for, among other things, our assumption of all liabilities relating to the restaurant businesses, inclusive of the Non-core Businesses, and our indemnification of PepsiCo with respect to these liabilities. We have included our best estimates of these liabilities in the accompanying Consolidated Financial Statements. Subsequent to Spin-off, claims have been made by certain Non-core Business franchisees and a purchaser of one of the businesses. Certain of these claims have been settled, and we are disputing the validity of the remaining claims; however, we believe that any settlement of these claims at amounts in excess of previously recorded liabilities is not likely to have a material adverse effect on our results of operations, financial condition or cash flows.

     In addition, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of December 25, 1999, PepsiCo remains liable for approximately $200 million related to these contingencies. This obligation ends at the time they are released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

     Under the separation agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through the Spin-off Date. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through December 25, 1999, there have not been any determinations made by PepsiCo where we would have reached a different determination.

     We have agreed to certain restrictions on future actions to help ensure that the Spin-off maintains its tax-free status. Restrictions include, among other things, limitations on our liquidation, merger or consolidation with another company, certain issuances and redemptions of our Common Stock, our granting of stock options and our sale, refranchising, distribution or other disposition of assets. If we fail to abide by these restrictions or to obtain waivers from PepsiCo and, as a result, the Spin-off fails to qualify as a tax-free reorganization, we will be obligated to indemnify PepsiCo for any resulting tax liability which could be substantial. No payments under these indemnities have been required. Additionally, under the terms of the tax separation agreement, PepsiCo is entitled to the federal income tax benefits related to the exercise after the Spin-off of vested PepsiCo options held by our employees. We incur the payroll taxes related to the exercise of these options.

Note 22 - Subsequent Event

     We and our franchisees and licensees are dependent on frequent replenishment of the food ingredients and paper supplies required by our restaurants. We and a large number of our franchisees and licensees are under multi-year contracts to use AmeriServe to purchase and make deliveries of most of these supplies.

     On January 31, 2000, AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We had approximately $43 million of receivables from AmeriServe at December 25, 1999. While it is possible that we may recover a portion of these receivables, the amount of the recovery is not currently estimable. We have written off our January 31, 2000 receivable balance of approximately $41 million, which represents the year-end balance less settlements in the ordinary course of business between December 26, 1999 and the date of bankruptcy.

     On February 2, 2000, we and another major AmeriServe customer agreed to provide a $150 million interim revolving credit facility (the "Facility") to AmeriServe. We initially committed to provide up to $100 million under this Facility. However, we have reached an agreement in principle to assign $30 million of our commitment to a third party, reducing our total commitment under the Facility to $70 million. The Facility represents post-bankruptcy "debtor-in-possession" financing which enjoys preference over pre-bankruptcy unsecured creditors. The interest rate is prime plus 4%.

     To help ensure that our supply chain continues to remain open, we have begun to purchase (and take title to) supplies directly from suppliers (the "temporary direct purchase program") for use in our restaurants as well as for resale to our franchisees and licensees who previously purchased supplies from AmeriServe. AmeriServe has agreed, for the same fee in effect prior to the bankruptcy filing, to continue to be responsible for distributing the supplies to us and our participating franchisee and licensee restaurants as well as providing ordering, inventory, billing and collection services for us.

Note 23 - Selected Quarterly Financial Data (Unaudited)

                                                                           1999
                                              -------------------------------------------------------
                                                First     Second       Third     Fourth
                                               Quarter    Quarter     Quarter    Quarter     Total
-----------------------------------------------------------------------------------------------------
Revenues:
  Company sales                               $  1,662   $  1,723    $  1,639   $  2,075   $  7,099
  Franchise and license fees                       151        163         173        236        723
                                              -------------------------------------------------------
   Total revenues                                1,813      1,886       1,812      2,311      7,822

Total costs and expenses                         1,577      1,537       1,435      2,033      6,582
Operating profit                                   236        349         377        278      1,240
Net income                                         106        179         197        145        627
Diluted earnings per common share                 0.66       1.10        1.23       0.93       3.92
Operating profit (loss) attributable to:
  Accounting changes                                10          6           5          8         29
  Facility actions net gain                         34        133         144         70        381
  Unusual  items                                     -         (4)         (3)       (44)       (51)
Net income (loss) attributable to:
  Accounting changes                                 6          4           3          5         18
  Facility actions net gain                         19         80          84         43        226
  Unusual items                                      -         (2)         (3)       (24)       (29)
-----------------------------------------------------------------------------------------------------

                                                                           1998
                                              -------------------------------------------------------
                                                First     Second       Third     Fourth
                                               Quarter    Quarter     Quarter    Quarter    Total
-----------------------------------------------------------------------------------------------------
Revenues:
  Company sales                               $  1,790   $  1,867    $  1,869   $  2,326   $  7,852
  Franchise and license fees                       132        140         152        203        627
                                              -------------------------------------------------------
   Total revenues                                1,922      2,007       2,021      2,529      8,479

Total costs and expenses                         1,754      1,745       1,742      2,210      7,451
Operating profit                                   168        262         279        319      1,028
Net income                                          54        112         128        151        445
Diluted earnings per common share                 0.35       0.72        0.82       0.95       2.84
Operating profit (loss) attributable to:
  Facility actions net gain                         29         73          54        119        275
  Unusual items                                      -          -           5        (20)       (15)
Net income (loss) attributable to:
  Facility actions net gain                         16         42          34         70        162
  Unusual items                                      -          -           3         (6)        (3)
----------------------------------------------------------------------------------------------------

See Note 5 for details of 1999  accounting  changes,  facility  actions net gain
(loss) and unusual items.

Management's Responsibility for Financial Statements
--------------------------------------------------------------------------------

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

     Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 25, 1999 provide reasonable assurance that our assets are reasonably safeguarded.






/s/ David J. Deno
David J. Deno
Chief Financial Officer



--------------------------------------------------------------------------------

Report of Independent Auditors
--------------------------------------------------------------------------------

The Board of Directors
TRICON Global Restaurants, Inc.:

     We have audited the accompanying consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") as of December 25, 1999 and December 26, 1998, and the related consolidated statements of operations, cash flows and shareholders' (deficit) equity and comprehensive income for each of the years in the three-year period ended December 25, 1999. These consolidated financial statements are the responsibility of TRICON's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRICON as of December 25, 1999 and December 26, 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 25, 1999, in conformity with generally accepted accounting principles.








KPMG LLP
Louisville, Kentucky
February 8, 2000, except as to
   Note 11, which is as of
   February 25, 2000









--------------------------------------------------------------------------------

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information regarding directors is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 1999.

     Information regarding executive officers of the Company is included in Part I.

Item 11.  Executive Compensation.

     Information regarding executive compensation is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 1999. Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" contained in the Company's definitive proxy statement shall not be deemed to be incorporated by reference in this Form 10-K, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 1999.

Item 13.  Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 1999.

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

(b)       Reports on Form 8-K

          (1) We filed a Current Report on Form 8-K dated September 23, 1999 attaching a press release dated September 23, 1999 announcing a $350 million Share Repurchase Program and anticipated third quarter and full year operating and financial trends.

          (2) We filed a Current Report on Form 8-K dated October 12, 1999 attaching our third quarter 1999 earnings release on October 12, 1999.

          (3) We filed a Current Report on Form 8-K dated November 15, 1999 attaching a press release dated November 15, 1999 announcing the appointment of a new Chief Executive Officer, effective January 1, 2000, and a Chief Financial Officer. In addition, the press release reaffirmed our anticipated 1999 earnings goal and raised our 2000 earnings goal.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 6, 2000

                                   TRICON GLOBAL RESTAURANTS, INC.


                                   By: /s/ Andrall E. Pearson
                                       -----------------------------------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                        Date
---------                               -----                        ----


/s/ Andrall E. Pearson      Chairman of the Board             March 6, 2000
-----------------------
Andrall E. Pearson

/s/ David C. Novak          Vice Chairman of the Board,       March 6, 2000
-----------------------     Chief Executive Officer and
David C. Novak              President (principal executive
                            officer)

/s/ David J. Deno           Chief Financial                   March 6, 2000
-----------------------     Officer (principal
David J. Deno               financial officer)


/s/ Robert L. Carleton      Senior Vice President             March 6, 2000
-----------------------     and Controller
Robert L. Carleton          (principal accounting
                            officer)

/s/ D. Ronald Daniel        Director                          March 6, 2000
-----------------------
D. Ronald Daniel


/s/ James Dimon             Director                          March 6, 2000
-----------------------
James Dimon

/s/ Massimo Ferragamo       Director                          March 6, 2000
-----------------------
Massimo Ferragamo

Signature                            Title                        Date
---------                            -----                        ----

/s/ Robert Holland, Jr.     Director                          March 6, 2000
-----------------------
Robert Holland, Jr.

/s/ Sidney Kohl             Director                          March 6, 2000
-----------------------
Sidney Kohl


/s/ Kenneth G. Langone      Director                          March 6, 2000
-----------------------
Kenneth G. Langone


/s/ Jackie Trujillo         Director                          March 6, 2000
-----------------------
Jackie Trujillo


/s/ Robert J. Ulrich        Director                          March 6, 2000
-----------------------
Robert J. Ulrich


/s/ Jeanette S. Wagner      Director                          March 6, 2000
-----------------------
Jeanette S. Wagner


/s/ John L. Weinberg        Director                          March 6, 2000
-----------------------
John L. Weinberg

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

10.6 Credit Agreement dated as of October 2, 1997 among Tricon, the lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Chase Manhattan Bank as Issuing Bank, which is incorporated herein by reference from Exhibit 10 to Tricon's Quarterly Report on Form 10-Q for the quarter ended September 6, 1997, as amended by Amendment No. 1 hereto which is incorporated herein by reference from Exhibit 10.6 to TRICON's Quarterly Report on Form 10-Q for the quarter ended March 20, 1999, as amended by Amendment No. 2 hereto (as filed herewith).

10.7+ Tricon Director Deferred Compensation Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.7 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.8+ Tricon 1997 Long Term Incentive Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.8 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997

10.9+ Tricon Executive Incentive Compensation Plan, as effective January 1, 1999, as amended (as filed herewith).

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

10.18+ Tricon 1999 Long Term Incentive Plan, as effective May 20, 1999 (as filed herewith).

10.19+ Employment Agreement between Tricon and Christian L. Campbell, dated as of September 3, 1997, which is incorporated herein by reference from Exhibit 10.19 to Tricon's Annual Report on Form 10-K for fiscal year ended December 26, 1998.

10.20 Tricon Purchasing Coop Agreement, dated as of March 1, 1999, between Tricon and the Unified FoodService Purchasing Coop, LLC, which is incorporated herein by reference from Exhibit 10.20 to Tricon's Annual Report on Form 10-K for fiscal year ended December 26, 1998.

12.1      Computation of ratio of earnings to fixed charges.

21.1      Active Subsidiaries of Tricon.

23.1      Consent of KPMG LLP.

27.1      Financial Data Schedule.

-----------------------

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

                                                                    EXHIBIT 10.6



                         AMENDMENT  dated as of February 25, 2000, to the Credit
                    Agreement dated as of October 2, 1997, as amended (the "Credit Agreement"), among TRICON GLOBAL RESTAURANTS, INC. (the "Borrower"), the Lenders party thereto, and THE CHASE MANHATTAN BANK, as Administrative Agent (the "Administrative Agent"). Capitalized terms used and not defined herein shall have the meanings assigned to such terms in the Credit Agreement.


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

               SECTION 1. Amendments. (a) Section 1.01 of the Credit Agreement is hereby amended, as of the Amendment Effective Date (as defined in
          Section 4 below), by deleting clause (e) of the definition of the term "Permitted Investments" and substituting in lieu thereof the following:

               (e) investments in money market funds (i) with a policy to invest substantially all their assets in one or more investments described in the foregoing items (a), (b), (c) and (d) or (ii) having the highest credit rating obtainable from S&P or from Moody's; and

          (b) Section 6.02 of the Credit Agreement is hereby amended, as of the Amendment Effective Date, by (i) deleting the word "and" at the end of clause (g) thereof, (ii) deleting the period at the end of clause (h) thereof and substituting a semi-colon in lieu thereof and (iii) adding following clause (h) thereof the following":

               (i) Liens on inventory and accounts receivable of the Borrower created pursuant to the Interim Stipulation and Order authorizing the Use of Cash Collateral and Granting Replacement Liens made February 2, 2000 in the United States Bankruptcy Court for the District of Delaware (the "Court") in re:

          Ameriserve Food  Distribution,  Inc., et al, Debtors,  Chapter 11 Case
          No. 00-0358, as such order may be amended from time to time or evidenced by any documents entered into to effect such Liens with the approval of the Court or replaced by any similar arrangement ordered by the Court so long as the interests of the Lenders are not materially adversely affected by any such amendment, documents or replacement orders; provided that in no event shall the book value of all inventory and accounts receivable subject to such Lien exceed $320,000,000; and

               (j) Liens on marketable securities or operating assets owned by the Borrower or any of its Subsidiaries securing Indebtedness for borrowed money in an aggregate principal amount not exceeding $100,000,000; provided that all the Net Proceeds of such Indebtedness are applied to prepay Term Borrowings within 10 Business Days after such Net Proceeds are received (which prepayment shall be treated for all purposes as a mandatory prepayment under Section 2.11(b), except such prepayment shall not be subject to the limitations on the amount of mandatory prepayments specified therein).

          (c) Section 6.04 of the Credit Agreement is hereby amended, as of the Amendment Effective Date, by adding at the end thereof the following:

          Notwithstanding the limitations set forth in the foregoing provisos, the Borrower may form a wholly owned Foreign Subsidiary organized in the Cayman Islands (the "Foreign IP Subsidiary") and the Borrower and its Domestic Subsidiaries may transfer to the Foreign IP Subsidiary trademarks or other intellectual property used outside of the United States ("Foreign IP"), and any such transfer of Foreign IP to the Foreign IP Subsidiary shall not be treated as an investment in a Foreign Subsidiary for purposes of determining compliance with the Foreign Exposure Limit; provided that (i) the Foreign IP Subsidiary shall become a Guarantor under the Guarantee Agreement prior to any such transfer to it of Foreign IP and shall deliver to the Administrative Agent such legal opinions and other evidence as the Administrative Agent shall reasonably request regarding the authorization and validity thereof, and (ii) any subsequent transfer of any Foreign IP by the Foreign IP Subsidiary to a Foreign Subsidiary shall be subject to the Foreign Exposure Limit.

          (d) Section 6.06 of the Credit Agreement is hereby amended, as of the Amendment Effective Date, by adding in clause (e) thereof, following the words "the Borrower", the words "and its Subsidiaries".

               SECTION  2.   Representations   and   Warranties.   The  Borrower
          represents and warrants to each of the Lenders, on and as of the date hereof after giving effect to this Amendment, that:

               (a) The representations and warranties of each Loan Party set forth in each Loan Document are true and correct on and as of the date hereof except to the extent that any such representations and warranties expressly relate to an earlier date in which case any such representations and warranties shall be true and correct at and as of such earlier date.

               (b) No Default has occurred and is continuing.

               SECTION 3. Applicable Law. THIS AMENDMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK.

               SECTION 4. Conditions of Effectiveness. This Amendment shall become effective only when (a) the Administrative Agent or its counsel shall have received duly executed counterparts of this Amendment which, when taken together, bear the signatures of the Borrower and the Required Lenders (the date on which this Amendment so becomes effective being herein called the "Amendment Effective Date") and (b) the Administrative Agent shall have received for the account of each Lender executing this Amendment on or prior to February 25, 2000, a lender fee equal to 5 basis points multiplied by the sum of such Lender's Revolving Commitment and outstanding Term Loans. Unless and until this Amendment becomes effective, the Credit Agreement shall continue in full force and effect in accordance with the provisions thereof and the rights and obligations of the parties thereto shall not be affected hereby.

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


                                     TRICON GLOBAL RESTAURANTS, INC.,

                                        by  /s/ David Deno   MM
                                            ------------------------------------
                                            Name:  DAVID DENO
                                            Title: CHIEF FINANCIAL OFFICER


                                     THE CHASE MANHATTAN BANK, individually and
                                       as Administrative Agent and Swingline
                                       Lender,

                                        by
                                          --------------------------------------
                                            Name:
                                            Title:

                                     CHASE MANHATTAN BANK DELAWARE, as Issuing
                                       Agent,

                                        by /s/  Michael P. Handago
                                        ----------------------------------------
                                            Name:  MICHAEL P. HANDAGO
                                            Title: VICE PRESIDENT

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              MERRILL LYNCH, PIERCE, FENNER & SMITH
                                  INCORPORATED
                                 -----------------------------------------------

                                    by  /s/  Neil Brisson
                                    --------------------------------------------
                                        Name:  NEIL BRISSON
                                        Title: DIRECTOR

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              CHANG HWA COMMERCIAL BANK. LTD. NEW YORK BRANCH
                                 -----------------------------------------------

                                    by  /s/  Wan Tu Yeh
                                    --------------------------------------------
                                        Name:  WAN TU YEH
                                        Title: VP & GENERAL MANAGER

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              National City Bank of Kentucky
                                 -----------------------------------------------

                                    by  /s/  J. Page Walker
                                    --------------------------------------------
                                         Name:  J. Page Walker
                                         Title: Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              NORDDEUTSCHE LANDESBANK GIROZENTRALE
                                 -----------------------------------------------

                                    by  /s/  Stephanie Finnen
                                    --------------------------------------------
                                        Name:  Stephanie Finnen
                                        Title: VP


                                    by  /s/  Stephen K. Hunter
                                    --------------------------------------------
                                        Name:  Stephen K. Hunter
                                        Title: SVP

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Chiao Tung Bank Co., Ltd, New York Agency
                                 -----------------------------------------

                                    by  /s/  Kuang Si Shiu
                                    --------------------------------------------
                                        Name:  Kuang Si Shiu
                                        Title: SVP & GM

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              BANCA DI ROMA
                                 -----------------------------------------------

                                    by  /s/  Christopher Strike
                                    --------------------------------------------
                                        Name:  Christopher Strike
                                        Title: Asst. Vice President


                                    by  /s/  Alessandro Paoli
                                    --------------------------------------------
                                        Name:  Alessandro Paoli
                                        Title: Asst. Treasurer

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              FIFTH THIRD BANK
                                 -----------------------------------------------

                                    by  /s/  Anthony M. Buehler
                                    --------------------------------------------
                                        Name:  ANTHONY M. BUEHLER
                                        Title: Assistant Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Erste Bank
                                 -----------------------------------------------


                                    by  /s/  David Manheim
                                    --------------------------------------------
                                        Name:  David Manheim
                                        Title: Assistant Vice President
                                               Erste Bank New York Branch


                                    by  /s/ John S. Runnion
                                    --------------------------------------------
                                        Name:  JOHN S. RUNNION
                                        Title: FIRST VICE PRESIDENT

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              The Toyo Trust and Banking Company, Limited
                                 ----------------------------------------------

                                    by  /s/  Shinya Kameda
                                    --------------------------------------------
                                        Name:  Shinya KAMEDA
                                        Title: Assistant General Manager

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              The Tokai Bank, Ltd.
                                 -----------------------------------------------

                                    by  /s/  Shinichi Nakatani
                                    --------------------------------------------
                                        Name:  Shinichi Nakatani
                                        Title: Assistant General Manager

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              National Bank of Kuwait  SAK
                                 -----------------------------------------------

                                    by  /s/  Robert J. McNeill
                                    --------------------------------------------
                                        Name:  Robert J. McNeill
                                        Title: Executive Manager


                                    by  /s/  Jeffrey J. Ganter
                                    --------------------------------------------
                                        Name:  Jeffrey J. Ganter
                                        Title: Senior Credit Officer

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              The Mitsubishi Trust and Banking Corporation
                                 -----------------------------------------------

                                    by  /s/  Toshihiro Hayashi
                                    --------------------------------------------
                                        Name:  Toshihiro Hayashi
                                        Title: Senior Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Westdeutsche Landesbank Girozentrale
                                 -----------------------------------------------

                                    by  /s/  Andreas Schroeter
                                    --------------------------------------------
                                        Name:  ANDREAS SCHROETER
                                        Title: DIRECTOR


                                    by  /s/  Walter T. Duffy III
                                    --------------------------------------------
                                        Name:  Walter T. Duffy III
                                        Title: Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Credit Industrial et. Commercial
                                 -----------------------------------------------
                                    by  /s/  Brian O'Leary
                                    --------------------------------------------
                                        Name:  Brian O'Leary
                                        Title: Vice President


                                    by  /s/  Marcus Edward
                                    --------------------------------------------
                                        Name: Marcus Edward
                                        Title: Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              CITIBANK, N.A.
                                 -----------------------------------------------


                                    by  /s/  Thomas F. Bruscino
                                    --------------------------------------------
                                        Name:  THOMAS F. BRUSCINO
                                        Title: Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Goldman Sachs Credit Partners L.P.
                                 -----------------------------------------------

                                    by  /s/  Elizabeth Fischer
                                    --------------------------------------------
                                        Name:  ELIZABETH FISCHER
                                        Title: AUTHORIZED SIGNATORY

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Bank of Louisville
                                 -----------------------------------------------

                                    by  /s/  Roy L. Johnson, Jr.
                                    --------------------------------------------
                                        Name:  Roy L. Johnson, Jr.
                                        Title: Senior Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              CREDIT SUISSE FIRST BOSTON
                                 -----------------------------------------------

                                    by  /s/  David W. Kratovil
                                    --------------------------------------------
                                        Name:  David W. Kratovil
                                        Title: Director


                                    by  /s/  Andrea Shkane
                                    --------------------------------------------
                                        Name:  Andrea Shkane
                                        Title: Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              STB Delaware Funding Trust I
                                 -----------------------------------------------

                                    by  /s/  Robert D. Brown
                                    --------------------------------------------
                                        Name:  ROBERT D. BROWN
                                        Title: VICE PRESIDENT

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              DLJ CAPITAL FUNDING, INC.
                                 -----------------------------------------------

                                    by  /s/  Thomas C. Hendrick
                                    --------------------------------------------
                                        Name:  Thomas C. Hendrick
                                        Title: Managing Director

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Le Bank of New York
                                 -----------------------------------------------

                                    by  /s/  Thomas McCrohan
                                    --------------------------------------------
                                        Name: THOMAS C. McCROHAN
                                        Title: VICE PRESIDENT

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              THE SUMITOMO BANK, LIMITED
                                 -----------------------------------------------

                                    by  /s/  Edward D. Henderson, Jr.
                                    --------------------------------------------
                                        Name:  Edward D. Henderson, Jr.
                                        Title: Senior Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Transamerica Occidental Life Insurance Company
                                 -----------------------------------------------

                                    by  /s/  Frederick B. Howard
                                    --------------------------------------------
                                        Name:  Frederick B. Howard
                                        Title: Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Bank of Scotland
                                 -----------------------------------------------

                                    by  /s/  Annie Glynn
                                    --------------------------------------------
                                        Name: ANNIE GLYNN
                                        Title: SENIOR VICE PRESIDENT

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              NATEXIS BANQUE
                                 -----------------------------------------------

                                    by  /s/  Jordan Sadler
                                    --------------------------------------------
                                        Name:  JORDAN SADLER
                                        Title: ASSISTANT VICE PRESIDENT


                                    by  /s/  Gary Kania
                                    --------------------------------------------
                                        Name:  GARY KANIA
                                        Title: Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              ROYAL BANK OF CANADA
                                 -----------------------------------------------

                                    by  /s/  John M. Crawford
                                    --------------------------------------------
                                        Name:  JOHN M. CRAWFORD
                                        Title: VICE PRESIDENT

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Summit Bank
                                 -----------------------------------------------

                                    by  /s/  Catherine E. Garrity
                                    --------------------------------------------
                                        Name:  Catherine E. Garrity
                                        Title: VP

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              City National Bank
                                 -----------------------------------------------

                                    by  /s/  Patrick M. Cassidy
                                    --------------------------------------------
                                        Name:  Patrick M. Cassidy
                                        Title: Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              The Northern Trust Company
                                 -----------------------------------------------

                                    by  /s/  Mark R. Moteuelle
                                    --------------------------------------------
                                        Name:  Mark R. Motuelle
                                        Title: Second Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Mercantile Bank National Association
                                 -----------------------------------------------

                                    by  /s/  Kirk A. Porter
                                    --------------------------------------------
                                        Name:  KIRK A. PORTER
                                        Title: SENIOR VICE PRESIDENT

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              MORGAN GUARANTY TRUST COMPANY OF NEW YORK
                                 -----------------------------------------------

                                    by  /s/  R. David Stone
                                    --------------------------------------------
                                        Name:  R. David Stone
                                        Title: Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Comerica Bank
                                 -----------------------------------------------

                                    by  /s/  Kathleen M. Kosperek
                                    --------------------------------------------
                                        Name:  KATHLEEN M. KOSPEREK
                                        Title: ACCOUNT Officer

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              The Dai-Ichi Kangyo Bank, Ltd.
                                 -----------------------------------------------

                                    by  /s/  Bertram H. Tang
                                    --------------------------------------------
                                        Name:  Bertram H. Tang
                                        Title: Vice President & Group Leader

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              PNC Bank, N.A.
                                 -----------------------------------------------

                                    by  /s/  Ralph M. Bowman
                                    --------------------------------------------
                                        Name:  RALPH M. BOWMAN
                                        Title: VICE PRESIDENT

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              BAYERISCHE HYPO- UND VEREINSBANK AG NEW YORK
                                 BRANCH
                                 -----------------------------------------------

                                    by  /s/  Marianne Weinzinger
                                    --------------------------------------------
                                        Name:  Marianne Weinzinger
                                        Title: Director


                                    by  /s/  Pamela J. Gillons
                                    --------------------------------------------
                                        Name:  PAMELA J. GILLONS
                                        Title: ASSOCIATE DIRECTOR

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              NATIONAL WESTMINSTER BANK PLC
                                 -----------------------------------------------
                                 By:  NatWest Capital Markets Limited, its Agent
                                 By:  Greenwich Capital Markets, Inc., its Agent

                                    by  /s/  Richard J. Jacoby
                                    --------------------------------------------
                                         Name:  Richard J. Jacoby
                                         Title: Assistant Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent

                                               SENIOR DEBT PORTFOLIO
Name of Institution              Boston Management and Research as Investment
                                 Advisor
                                 -----------------------------------------------

                                    by  /s/  Barbara Campbell
                                    --------------------------------------------
                                        Name:
                                        Title: Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              The Bank of Nova Scotia
                                 -----------------------------------------------

                                    by  /s/  John Campbell
                                    --------------------------------------------
                                        Name:  John Campbell
                                        Title: Managing Director and Unit Head

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              The Sanwa Bank, Limited
                                 -----------------------------------------------

                                    by  /s/  Christopher DiCarlo
                                    --------------------------------------------
                                        Name:  Christopher DiCarlo
                                        Title: Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Banque Nationale de Paris
                                 -----------------------------------------------

                                    by  /s/  Arnaud Collin du Bocage
                                    --------------------------------------------
                                        Name:  Arnaud Collin du Bocage
                                        Title: Executive Vice President  and
                                               General Manager

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Barclays Bank PLC
                                 -----------------------------------------------


                                    by  /s/  Paul Kavanagh
                                    --------------------------------------------
                                        Name:  PAUL KAVANAGH
                                        Title: DIRECTOR

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              First Security Bank, N.A.
                                 -----------------------------------------------

                                    by  /s/  Troy S. Akagi
                                    --------------------------------------------
                                        Name:  Troy S. Akagi
                                        Title: Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              The Industrial Bank of Japan, Limited
                                 -----------------------------------------------

                                    by  /s/  J. Kenneth Biegen
                                    --------------------------------------------
                                        Name:  J. KENNETH BIEGEN
                                        Title: SENIOR VICE PRESIDENT

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              The Fuji Bank, Limited
                                 -----------------------------------------------

                                    by  /s/  Raymond Ventura
                                    --------------------------------------------
                                        Name:  RAYMOND VENTURA
                                        Title: Vice President & Manager

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Sun Trust Bank, Inc. (formerly Crestar)
                                 -----------------------------------------------

                                    by  /s/  Charles J. Johnson
                                    --------------------------------------------
                                        Name:  Charles J. Johnson
                                        Title: Director

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Bank One, Indiana N.A.
                                 -----------------------------------------------


                                    by  /s/  Randall K. Stephens
                                    --------------------------------------------
                                        Name:  Randall K. Stephens
                                        Title: Managing Director

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              SPS TRADES
                                 -----------------------------------------------


                                    by  /s/  John F. Gehebe
                                    --------------------------------------------
                                        Name:  JOHN F. GEHEBE
                                        Title: VICE PRESIDENT

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              GENERAL ELECTRIC CAPTIAL CORPORATION
                                 -----------------------------------------------

                                    by  /s/  William E. Magee
                                    --------------------------------------------
                                        Name:  WILLIAM E. MAGEE
                                        Title: DULY AUTHORIZED SIGNATORY

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Union Bank of California, N.A.
                                 -----------------------------------------------

                                    by  /s/  J. Scott Jessup
                                    --------------------------------------------
                                        Name:  J. Scott Jessup
                                        Title: Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              BANK OF TOKYO-MITSUBISHI TRUST CO.
                                 -----------------------------------------------

                                    by  /s/  J. Jeffers
                                    --------------------------------------------
                                        Name:  J. JEFFERS
                                        Title: SVP & Manager

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              FLEET NATIONAL BANK
                                 -----------------------------------------------

                                    by  /s/  Steven Kaelin
                                    --------------------------------------------
                                        Name:  Steven Kaelin
                                        Title:

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              BANK OF MONTREAL
                                 -----------------------------------------------

                                    by  /s/
                                    --------------------------------------------
                                        Name:
                                        Title:

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              WACHOVIA
                                 -----------------------------------------------

                                    by  /s/
                                    --------------------------------------------
                                        Name:
                                        Title:

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              FIRSTAR BANK, N.A.
                                 -----------------------------------------------

                                    by  /s/  Toby B. Rau
                                    --------------------------------------------
                                        Name:  Toby B. Rau
                                        Title: Vice President

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              SOCIETE GENERALE
                                 -----------------------------------------------

                                    by  /s/
                                    --------------------------------------------
                                        Name:
                                        Title:

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              HIBERNIA NATIONAL BANK
                                 -----------------------------------------------

                                    by  /s/
                                    --------------------------------------------
                                        Name:
                                        Title:

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Bear Sterns Investment Products, Inc.
                                 -----------------------------------------------

                                    by  /s/
                                    --------------------------------------------
                                        Name:
                                        Title:

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              STANDARD CHARTERED BANK
                                 -----------------------------------------------

                                    by  /s/
                                    --------------------------------------------
                                        Name:
                                        Title:

               SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 25, 2000, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND THE CHASE MANHATTAN BANK, as Administrative Agent


Name of Institution              Credit Agricole Indosuez
                                 -----------------------------------------------
                                    by  /s/
                                    --------------------------------------------
                                        Name:
                                        Title:

                                                                    EXHIBIT 10.9

                         TRICON GLOBAL RESTAURANTS, INC.
                      EXECUTIVE INCENTIVE COMPENSATION PLAN

                                    SECTION 1
                                     GENERAL

1.1. PURPOSE. The purpose of the Tricon Global Restaurants, Inc. Executive Incentive Plan (the "Plan") is to promote the interests of Tricon Global Restaurants, Inc. (the "Company" or "Tricon") and its stockholders by (i) motivating executives, by means of performance-related incentives, to achieve financial goals; (ii) attracting and retaining executives of outstanding ability; (iii) strengthening the Company's capability to develop, maintain and direct a competent executive staff; (iv) providing annual incentive compensation opportunities which are competitive with those of other major corporations; and
(v) enabling executives to participate in the growth and financial success of the Company.

1.2. PARTICIPATION. Subject to the terms and conditions of the Plan, the Committee shall determine and designate, from time to time, from among the Eligible Employees, those persons who will be granted one or more Awards under the Plan, and thereby become "Participants" in the Plan.

1.3. DEFINITIONS. Capitalized terms in the Plan shall be defined as set forth in the Plan (including the definition provisions of Section 7 of the Plan).

                                    SECTION 2
                                     AWARDS

2.1. GRANT OF AWARDS.

     (a) For any Performance Period, the Committee shall determine and designate those Eligible Employees (if any) who shall be granted Awards for the period, and shall establish, with respect to each Award, (i) a Target Amount, expressed as a percentage of the recipient's base salary for such Performance Period; (ii) the performance goal(s) for the Performance Period with respect to the Award;
(iii) the payments to be earned with respect to various levels of achievement of the performance goal(s) for the Performance Period; and (iv) whether the Award is intended to satisfy the requirements for Performance-Based Compensation. For any Performance Period for which Awards are granted, the Committee shall create the Award Schedule, and the determinations required for Awards intended to be Performance-Compensation shall be made at the time necessary to comply with such requirements. The grant of an Award to any Eligible Employee for any Performance Period shall not bestow upon such Eligible Employee the right to receive an Award for any other Performance Period.

     (b) The performance goal(s) to be established with respect to the grant of any Awards shall be based upon on any one or more of the following measures: cash flow, earnings per share, return on operating assets, return on equity, operating profit, net income, revenue growth, shareholder return, gross margin management, market share improvement, market value added, or economic value added. Such goals may be particular to a line of business, Subsidiary, or other unit or may be based on the Company generally.

2.2. DETERMINATION OF AWARD AMOUNT.

     Payment with respect to Awards for each Participant for a Performance Period shall be determined in accordance with the Award Schedule established by the Committee, subject to the following:

     (a) Prior to the payment with respect to any Award designated as intended to satisfy the requirements for Performance-Based Compensation, the Committee shall certify the attainment of the performance goal(s) and any other material terms.

     (b) In the sole discretion of the Committee, the Award for each Participant may be limited to the Participant's Target Amount multiplied by the Percent Attainment (determined in accordance with the applicable Award Schedule), subject to the following:

          (i) Subject to Section 3 and the provisions of this subsection 2.2, the Committee may adjust such Award for individual performance on the basis of such quantitative and qualitative performance measures and evaluations as it deems appropriate. The Committee may make such adjustments as it deems appropriate in the case of any Participant whose position with the Company has changed during the applicable Performance Period.

          (ii) The Committee shall have the discretion to adjust performance goals and the methodology used to measure the determination of the degree of attainment of such goals; provided, however, that, to the extent required by the requirements applicable to Performance-Based Compensation, any Award designated as intended to satisfy the requirements for Performance-Based Compensation may not be adjusted under this paragraph (b) or otherwise in a manner that increases the value of such Award. Except as otherwise provided by the Committee, the Committee shall retain the discretion to adjust such Awards in a manner that does not increase such Awards.

     (c) Notwithstanding any other provision of the Plan, in no event will a Participant become eligible for payment for an Award for any calendar year in excess of $4,000,000.

     (d) No segregation of any moneys or the creation of any trust or the making of any special deposit shall be required in connection with any Awards made or to be made under the Plan.

2.3. PAYMENT OF AWARDS. The amount earned with respect to any Award shall be paid in cash at such time as is determined by the Committee. If a Participant to whom an Award has been made dies prior to the payment of the Award, such payment shall be delivered to the Participant's legal representative or to such other person or persons as shall be determined by the Committee. The Company shall have the right to deduct from all amounts payable under the Plan any taxes required by law to be withheld with respect thereto; provided, however, that to the extent provided by the Committee, any payment under the Plan may be deferred and to the extent deferred, may be credited with an interest or earnings factor as determined by the Committee.

2.4. TERMINATION OF EMPLOYMENT. Except to the extent otherwise provided by the Committee, if a Participant's Date of Termination with respect to any Award occurs prior to the last day of the Performance Period for the Award, then, except in the case of death, disability or normal retirement (determined in accordance with the qualified retirement plans of the Company) or except as provided in Section 3, the Participant shall forfeit the Award.

                                    SECTION 3
                                CHANGE IN CONTROL

     BENEFITS ON CHANGE IN CONTROL.

     Within ten (10) business days following the occurrence of a Change in Control (as defined in the Tricon Global Restaurants, Inc. Long Term Incentive
Plan), each individual who has been granted an annual incentive award pursuant to the Plan shall be paid an amount equal to (I) to the greater of (A) the participant's target award for the period in which the Change in Control occurs and (B) the award the participant would have earned for such period, assuming continued achievement of the relevant performance goals at the rate achieved as of the date of the Change in Control, multiplied by (II) a fraction the numerator of which is the number of days in the performance period which have elapsed as of the Change in Control, and the denominator of which is the number of days in the performance period. Any former participant in the Plan who was granted an annual incentive award pursuant to the Plan for the period in which the Change in Control occurs and whose employment with the Company was involuntarily terminated (other than for cause) during a Potential Change in Control (as defined in the Tricon Global

Restaurants, Inc. Long Term Incentive Plan) and within one year preceding the occurrence of a Change in Control shall likewise be paid the amount of such annual incentive award as if Tricon had fully achieved the applicable performance target(s) for the performance period in which the Change in Control occurs.

                                    SECTION 4
                                  MISCELLANEOUS

4.1. TRANSFERABILITY. Any payment to which a Participant may be entitled under the Plan shall be free from the control or interference of any creditor of such Participant and shall not be subject to attachment or susceptible of anticipation or alienation. The interest of a Participant shall not be transferable except by will or the laws of descent and distribution.

4.2. NO RIGHT TO PARTICIPATE; EMPLOYMENT. Neither the adoption of the Plan nor any action of the Committee shall be deemed to give any Eligible Employee any right to be designated as a Participant under the Plan. Further, nothing contained in the Plan, nor any action by the Committee or any other person hereunder, shall be deemed to confer upon any Eligible Employee any right of continued employment with the Company or any Subsidiary or Affiliate or to limit or diminish in any way the right of the Company or any Subsidiary or Affiliate to terminate his or her employment at any time with or without cause.

4.3. NONEXCLUSIVITY OF THE PLAN. This Plan is not intended to and shall not preclude the Board from adopting, continuing, amending or terminating such additional compensation arrangements as it deems desirable for Participants under this Plan, including, without limitation, any thrift, savings, investment, stock purchase, stock option, profit sharing, pension, retirement, insurance or other incentive plan.

                                    SECTION 5
                                    COMMITTEE

5.1. ADMINISTRATION. The authority to control and manage the operation and administration of the Plan shall be vested in a committee (the "Committee") in accordance with this subsection 5.1. The Committee shall be selected by the Board, and shall consist solely of two or more non-employee members of the Board.

5.2. POWERS OF COMMITTEE. The Committee's administration of the Plan shall be subject to the following:

     (a) Subject to the provisions of the Plan, the Committee will have the authority and discretion to select from among the Eligible Employees those persons who shall receive Awards, to determine the time or times of payment with respect to the Awards, to establish the terms, conditions, performance goals, restrictions, and other provisions of such Awards, and (subject to the restrictions imposed by Section 6) to cancel or suspend Awards.

     (b) The Committee will have the authority and discretion to interpret the Plan, to establish, amend, and rescind any rules and regulations relating to the Plan, to determine the terms and provisions of any Award made pursuant to the Plan, and to make all other determinations that may be necessary or advisable for the administration of the Plan.

     (c) Any interpretation of the Plan by the Committee and any decision made by it under the Plan is final and binding on all persons.

     (d) In controlling and managing the operation and administration of the Plan, the Committee shall take action in a manner that conforms to the articles and by-laws of the Company, and applicable state corporate law.

5.3. DELEGATION BY COMMITTEE. Except to the extent prohibited by applicable law, the Committee may allocate all or any portion of its responsibilities and powers to any one or more of its members and may delegate all or any part of its responsibilities and powers to any person or persons selected by it. Any such allocation or delegation may be revoked by the Committee at any time. Until action to the contrary is taken by the Board or Committee, the Committee's authority with respect to matters concerning Participants below the Partners Council or Executive Officer level is delegated to the Chief Executive Officer and the Chief People Officer of the Company.

5.4. INFORMATION TO BE FURNISHED TO COMMITTEE. The Company, the Subsidiaries, and the Affiliates shall furnish the Committee with such data and information as it determines may be required for it to discharge its duties. The records of the Company, the Subsidiaries, and the Affiliates as to an employee's or Participant's employment, termination of employment, leave of absence, reemployment and compensation shall be conclusive on all persons unless determined to be incorrect. Participants and other persons entitled to benefits under the Plan must furnish the Committee such evidence, data or information as the Committee considers desirable to carry out the terms of the Plan.

                                    SECTION 6
                            AMENDMENT AND TERMINATION

     Except as otherwise provided in Section 3, the Board may, at any time, amend or terminate the Plan, provided that no amendment or termination may, in the absence of written consent to the change by the affected Participant (or, if the Participant is not then living, the affected beneficiary), adversely affect the rights of any Participant or beneficiary under any Award granted under the Plan prior to the date such amendment is adopted by the Board.

                                    SECTION 7
                                  DEFINED TERMS

     In addition to the other definitions contained herein, the following definitions shall apply for purposes of the Plan:

     (a) "Affiliate" means any corporation or other entity which is not a Subsidiary but as to which the Company possesses a direct or indirect ownership interest and has power to exercise management control.

     (b) "Award" with respect to a Performance Period means a right to receive cash payments that are contingent on the achievement of performance goals determined in accordance with Section 2.

     (c) "Award Schedule" means the schedule created by the Committee for any Performance Period that sets forth the performance goals and the amounts (or the formula for determining the amounts) of any payments earned pursuant to the Awards granted for that period.

     (d) "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 under the Exchange Act of 1934, as amended from time to time, except that a Person shall not be deemed to be the Beneficial Owner of any securities which are properly filed on a Form 13-G.

     (e) "Board" means the Board of Directors of the Company.

     (f) A Participant's "Date of Termination" with respect to any Award shall be the first day occurring on or after the Grant Date for the Award on which the Participant is not employed by the Company, any Subsidiary, or any Affiliate, regardless of the reason for the termination of employment; provided that a termination of employment shall not be deemed to occur by reason of a transfer of the Participant between the Company and a Subsidiary or an Affiliate, between a Subsidiary and an Affiliate, or between two Subsidiaries or Affiliates; and further provided that the Participant's employment shall not be considered terminated while the Participant is on a leave of absence from the Company, a Subsidiary, or an Affiliate approved by the Participant's employer. If, as a result of a sale or other transaction, the Participant's employer ceases to be a Subsidiary or Affiliate (and the Participant's employer is or becomes an entity that is separate from the Company), and the Participant is not, at the end of the 30-day period following the transaction, employed by the Company or an entity that is then a Subsidiary or Affiliate, then the occurrence of such transaction shall be treated as the Participant's Date of Termination caused by the Participant being discharged by the employer.

     (g) "Eligible Employee" means any member of the Partners Council or other member of senior management of the Company.

     (h) "Grant Date" with respect to any Award for any Participant means the date on which the Award is granted to the Participant in accordance with subsection 2.1.

     (i) "Participant" means an Eligible Employee who is selected by the Committee to receive one or more Awards under the Plan.

     (j)   "Performance-Based   Compensation"   means  amounts   satisfying  the
applicable requirements imposed by section 162(m) of the Internal Revenue Code of 1986, as amended, and the regulations thereunder, with respect to that term.

     (k) "Performance Period" with respect to any Award means the period over which achievement of performance goals is to be measured, as established by the Committee at or prior to the Grant Date of the Award.

     (l) "Person" shall have the meaning given in Section 3(a)(9) of the Exchange Act of 1934, as amended, as modified and used in Section 13(d) and 14(d) thereof, except that such term shall not include (i) the Company or any of its Affiliates, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its Subsidiaries, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities , or (iv) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company.

     (m) "Subsidiary" means any corporation partnership, joint venture or other entity during any period in which at least a fifty percent voting or profits interest is owned, directly or indirectly, by the Company (or by any entity that is a successor to the Company), and any other business venture designated by the Committee in which the Company (or any entity that is a successor to the Company) has a significant interest, as determined in the discretion of the Committee.

     (n) "Target Amount" means the percentage of a Participant's base salary for a Performance Period as established by the Committee pursuant to subsection 2.1.

                                                                  EXHIBIT  10.18

                         TRICON GLOBAL RESTAURANTS, INC.
                            LONG TERM INCENTIVE PLAN

                                    SECTION 1
                                     GENERAL

1.1. PURPOSE. The Tricon Global Restaurants, Inc. Long Term Incentive Plan (the "Plan") has been established by Tricon Global Restaurants, Inc. (the "Company" or "Tricon") to (i) attract and retain persons eligible to participate in the Plan; (ii) motivate Participants, by means of appropriate incentives, to achieve long-range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) align the interests of Participants with those of the Company's Shareholders.

1.2. PARTICIPATION. Subject to the terms and conditions of the Plan, the Committee shall determine and designate, from time to time, from among the Eligible Individuals, those persons who will be granted one or more Awards under the Plan, and thereby become "Participants" in the Plan.

1.3. OPERATION, ADMINISTRATION, AND DEFINITIONS. The operation and administration of the Plan, including the Awards made under the Plan, shall be subject to the provisions of Section 4 (relating to operation and administration). Capitalized terms in the Plan shall be defined as set forth in the Plan (including the definition provisions of Section 7 of the Plan).

                                    SECTION 2
                                OPTIONS AND SARS

2.1. DEFINITIONS.

     (a) The grant of an "Option" entitles the Participant to purchase shares of Stock at an Exercise Price and during a specified time established by the Committee. Any Option granted under this Section 2 may be either a non-qualified option (an "NQO") or an incentive stock option (an "ISO"), as determined in the discretion of the Committee. An "NQO" is an Option that is not intended to be an "incentive stock option" as that term is described in section 422(b) of the Code. An "ISO" is an Option that is intended to satisfy the requirements applicable to an "incentive stock option" described in section 422(b) of the Code.

     (b) A stock appreciation right (an "SAR") entitles the Participant to receive, in cash or Stock (as determined in accordance with subsection 2.5), value equal to (or otherwise based on) the excess of: (a) the Fair Market Value of a specified number of shares of Stock at the time of exercise; over (b) an Exercise Price established by the Committee.

2.2. EXERCISE PRICE. The "Exercise Price" of each Option and SAR granted under this Section 2 shall be established by the Committee or shall be determined by a method established by the Committee at the time the Option or SAR is granted; except that the Exercise Price shall not be less than 100% of the Fair Market Value of a share of Stock on the date of grant.

2.3. EXERCISE. An Option and an SAR shall be exercisable in accordance with such terms and conditions and during such periods as may be established by the Committee.

2.4. PAYMENT OF OPTION EXERCISE PRICE. The payment of the Exercise Price of an Option granted under this Section 2 shall be subject to the following:

     (a) Subject to the following provisions of this subsection 2.4, the full Exercise Price for shares of Stock purchased upon the exercise of any Option shall be paid at the time of such exercise (except that, in the case of an exercise arrangement approved by the Committee and described in paragraph 2.4(c), payment may be made as soon as practicable after the exercise).

     (b) The Exercise Price shall be payable in cash or by tendering, by either actual delivery of shares or by attestation, shares of Stock acceptable to the Committee, and valued at Fair Market Value as of the day of exercise, or in any combination thereof, as determined by the Committee.

     (c) The Committee may permit a Participant to elect to pay the Exercise Price upon the exercise of an Option by irrevocably authorizing a third party to sell shares of Stock (or a sufficient portion of the shares) acquired upon exercise of the Option and remit to the Company a sufficient portion of the sale proceeds to pay the entire Exercise Price and any tax withholding resulting from such exercise.

2.5. SETTLEMENT OF AWARD. Settlement of Options and SARs is subject to subsection 4.7.

2.6. NO REPRICING, CANCELLATION, OR RE-GRANT OF OPTIONS. Except for adjustments pursuant to subsection 4.2(f) (relating to adjustment of shares), the Exercise Price for any outstanding Option granted under the Plan may not be decreased after the date of grant nor may an outstanding Option granted under the Plan be surrendered to the Company as consideration in exchange for the grant of a new Option with a lower exercise price.

                                    SECTION 3
                               OTHER STOCK AWARDS

3.1. DEFINITIONS.

     (a) A "Stock Unit" Award is the grant of a right to receive shares of Stock in the future.

     (b) A "Performance Share" Award is a grant of a right to receive shares of Stock or Stock Units which is contingent on the achievement of performance or other objectives during a specified period.

     (c) A "Performance Unit" Award is a grant of a right to receive a designated dollar value amount of Stock which is contingent on the achievement of performance or other objectives during a specified period.

     (d) A "Restricted Stock" Award is a grant of shares of Stock, and a "Restricted Stock Unit" Award is the grant of a right to receive shares of Stock in the future, with such shares of Stock or right to future delivery of such shares of Stock subject to a risk of forfeiture or other restrictions that will lapse upon the achievement of one or more goals relating to completion of service by the Participant, or achievement of performance or other objectives, as determined by the Committee.

3.2. RESTRICTIONS ON AWARDS. Each Stock Unit Award, Restricted Stock Award, Restricted Stock Unit Award, Performance Share Award, and Performance Unit Award shall be subject to the following:

     (a) Any such Award shall be subject to such conditions, restrictions and contingencies as the Committee shall determine.

     (b) Any Restricted Stock Award, Restricted Stock Unit Award, Performance Share Award or Performance Unit Award granted shall provide, at a minimum, that the restriction or performance period may not be less than three years except in the case of retirement, death, disability, or termination without cause in which case the restriction or performance period may be less than three years.

     (c) The Committee may designate whether any such Award being granted to any Participant is intended to be "performance-based compensation" as that term is used in section 162(m) of the Code. Any such Awards designated as intended to be "performance-based compensation" shall be conditioned on the achievement of one or more Performance Measures, to the extent required by Code section 162(m). The Performance Measures that may be used by the Committee for such Awards shall be based on any one or more of the following Company, Subsidiary, operating unit or division performance measures, as selected by the Committee: cash flow; earnings; earnings per share; market value added or economic value added;

profits; return on assets; return on equity; return on investment; revenues; stock price; or total shareholder return. Each goal may be expressed on an absolute and/or relative basis, may be based on or otherwise employ comparisons based on internal targets, the past performance of the Company and/or the past or current performance of other companies, and in the case of earnings-based measures, may use or employ comparisons relating to capital, shareholders' equity and/or shares outstanding, investments or to assets or net assets. For Awards under this Section 3 intended to be "performance-based compensation," the grant of the Awards and the establishment of the Performance Measures shall be made during the period required under Code section 162(m).

                                    SECTION 4
                          OPERATION AND ADMINISTRATION

4.1. EFFECTIVE DATE. Subject to the approval of the shareholders of the Company at the Company's 1999 annual meeting of its shareholders, the Plan shall be effective as of May 20, 1999 (the "Effective Date"). The Plan shall be unlimited in duration and, in the event of Plan termination, shall remain in effect as long as any Awards under it are outstanding; provided, however, that no Awards may be granted under the Plan after the ten-year anniversary of the Effective Date (except for Awards granted pursuant to commitments entered into prior to such ten-year anniversary).

4.2 The shares of Stock for which Awards may be granted under the Plan shall be subject to the following:

     (a) The shares of Stock with respect to which Awards may be made under the Plan shall be shares currently authorized but unissued or currently held or subsequently acquired by the Company as treasury shares, including shares purchased in the open market or in private transactions.

     (b) Subject to the following provisions of this subsection 4.2, the maximum number of shares of Stock that may be delivered to Participants and their beneficiaries under the Plan shall be 7,600,000.

     (c) To the extent provided by the Committee, any Award may be settled in cash rather than Stock. To the extent any shares of Stock covered by an Award are not delivered to a Participant or beneficiary because the Award is forfeited or canceled, or the shares of Stock are not delivered because the Award is settled in cash or used to satisfy the applicable tax withholding obligation, such shares shall not be deemed to have been delivered for purposes of determining the maximum number of shares of Stock available for delivery under the Plan.

     (d) If the exercise price of any stock option granted under the Plan is satisfied by tendering shares of Stock to the Company (by either actual delivery or by attestation), only the number of shares of Stock issued net of the shares of Stock tendered shall be deemed delivered for purposes of determining the maximum number of shares of Stock available for delivery under the Plan.

     (e) Subject to paragraph 4.2(f), the following additional maximums are imposed under the Plan.

          (i) The maximum number of shares that may be covered by Awards granted to any one individual pursuant to Section 2 (relating to Options and SARs) shall be 2,000,000 shares during any five calendar-year period. If an Option is in tandem with an SAR, such that the exercise of the Option or SAR with respect to a share of Stock cancels the tandem SAR or Option right, respectively, with respect to such share, the tandem Option and SAR rights with respect to each share of Stock shall be counted as covering one share of Stock for purposes of applying the limitations of this paragraph
     (ii).

          (ii) For Stock Unit Awards, Restricted Stock Awards, Restricted Stock Unit Awards and Performance Share Awards that are intended to be "performance-based compensation" (as that term is used for purposes of Code section 162(m)), no more than 300,000 shares of Stock may be subject to such Awards granted to any one individual during any five-calendar-year period (regardless of when such shares are deliverable). If, after shares have been earned, the delivery is deferred, any additional shares attributable to dividends during the deferred period shall be disregarded.

          (iii) The maximum number of shares of Stock that may be issued in conjunction with Awards granted pursuant to Section 3 (relating to Other Stock Awards) shall be 500,000 shares except that Stock Units or Restricted Shares granted with respect to the deferral of annual cash incentive awards under the Company's deferral plan will not count towards this maximum.

          (iv) For Performance Unit Awards that are intended to be "performance-based compensation" (as that term is used for purposes of Code section  162(m)),  no more than  $1,000,000  may be subject to such  Awards granted to any one individual during any one-calendar-year period (regardless of when such amounts are deliverable). If, after amounts have been earned with respect to Performance Unit Awards, the delivery of such amounts is deferred, any additional amounts attributable to earnings during the deferral period shall be disregarded.

          (v) Awards to non-employee directors are limited to (i) an annual Stock grant retainer with a Fair Market Value of $50,000; (ii) an annual grant of options to buy $50,000 worth of Tricon's Stock at a price equal to the Fair Market Value of a share of Stock on the grant date; and (iii) a one-time Stock grant with a Fair Market Value of $25,000 on the grant date upon joining the Board, payment of which will be deferred until termination from the Board. The Board may increase these awards by twenty-five percent (25%) of the amounts described in the previous sentence if necessary to keep compensation of directors within competitive practices.

     (f) In the event of a corporate transaction involving the Company (including, without limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination or exchange of shares), the Committee may adjust Awards to preserve the benefits or potential benefits of the Awards. Action by the Committee may include: (i) adjustment of the number and kind of shares which may be delivered under the Plan; (ii) adjustment of the number and kind of shares subject to outstanding Awards; (iii) adjustment of the Exercise Price of outstanding Options and SARs; and (iv) any other adjustments that the Committee determines to be equitable.

4.3. GENERAL RESTRICTIONS. Delivery of shares of Stock or other amounts under the Plan shall be subject to the following:

     (a) Notwithstanding any other provision of the Plan, the Company shall have no liability to deliver any shares of Stock under the Plan or make any other distribution of benefits under the Plan unless such delivery or distribution would comply with all applicable laws (including, without limitation, the requirements of the Securities Act of 1933), and the applicable requirements of any securities exchange or similar entity.

     (b) To the extent that the Plan provides for issuance of stock certificates to reflect the issuance of shares of Stock, the issuance may be effected on a non-certificated basis, to the extent not prohibited by applicable law or the applicable rules of any stock exchange.

4.4. TAX WITHHOLDING. All distributions under the Plan are subject to withholding of all applicable taxes, and the Committee may condition the delivery of any shares or other benefits under the Plan on satisfaction of the applicable withholding obligations. The Committee, in its discretion, and subject to such requirements as the Committee may impose prior to the occurrence of such withholding, may permit such withholding obligations to be satisfied through cash payment by the Participant, through the surrender of shares of Stock which the Participant already owns, or through the surrender of shares of Stock to which the Participant is otherwise entitled under the Plan.

4.5. GRANT AND USE OF AWARDS. In the discretion of the Committee, a Participant may be granted any Award permitted under the provisions of the Plan, and more than one Award may be granted to a Participant. Awards may be granted as alternatives to or replacement of awards granted or outstanding under the Plan, or any other plan or arrangement of the Company or a Subsidiary (including a plan or arrangement of a business or entity, all or a portion of which is acquired by the Company or a Subsidiary). Subject to the overall limitation on the number of shares of Stock that may be delivered under the Plan, the Committee may use available shares of Stock as the form of payment for compensation, grants or rights earned or due under any other compensation plans or arrangements of the Company or a Subsidiary, including the plans and arrangements of the Company or a Subsidiary assumed in business combinations.

4.6. DIVIDENDS AND DIVIDEND EQUIVALENTS. An Award (including without limitation an Option or SAR Award) may provide the Participant with the right to receive dividend payments or dividend equivalent payments with respect to Stock subject to the Award (both before and after the Stock subject to the Award is earned, vested, or acquired), which payments may be either made currently or credited to an account for the Participant, and may be settled in cash or Stock, as determined by the Committee. Any such settlements, and any such crediting of dividends or dividend equivalents or reinvestment in shares of Stock, may be subject to such conditions, restrictions and contingencies as the Committee shall establish, including the reinvestment of such credited amounts in Stock equivalents.

4.7. SETTLEMENT AND PAYMENTS. Awards may be settled through cash payments, the delivery of shares of Stock, the granting of replacement Awards, or combination thereof as the Committee shall determine. Any Award settlement, including payment deferrals, may be subject to such conditions, restrictions and contingencies as the Committee shall determine. The Committee may permit or require the deferral of any Award payment, subject to such rules and procedures as it may establish, which may include provisions for the payment or crediting of interest, or dividend equivalents, including converting such credits into deferred Stock equivalents. Each Subsidiary shall be liable for payment of cash due under the Plan with respect to any Participant to the extent that such benefits are attributable to the services rendered for that Subsidiary by the Participant. Any disputes relating to liability of a Subsidiary for cash payments shall be resolved by the Committee.

4.8. TRANSFERABILITY. Except as otherwise provided by the Committee, Awards under the Plan are not transferable except as designated by the Participant by will or by the laws of descent and distribution.

4.9. FORM AND TIME OF ELECTIONS. Unless otherwise specified herein, each election required or permitted to be made by any Participant or other person entitled to benefits under the Plan, and any permitted modification, or revocation thereof, shall be in writing filed with the Committee at such times, in such form, and subject to such restrictions and limitations, not inconsistent with the terms of the Plan, as the Committee shall require.

4.10. AGREEMENT WITH COMPANY. An Award under the Plan shall be subject to such terms and conditions, not inconsistent with the Plan, as the Committee shall, in its sole discretion, prescribe. The terms and conditions of any Award to any Participant shall be reflected in such form of written document as is determined by the Committee. A copy of such document shall be provided to the Participant, and the Committee may, but need not require that the Participant sign a copy of such document. Such document is referred to in the Plan as an "Award Agreement" regardless of whether any Participant signature is required.

4.11. ACTION BY COMPANY OR SUBSIDIARY. Any action required or permitted to be taken by the Company or any Subsidiary shall be by resolution of its board of directors, or by action of one or more non-employee members of the board (including a committee of the board) who are duly authorized to act for the board, or (except to the extent prohibited by applicable law or applicable rules of any stock exchange) by a duly authorized officer of such company, or by any employee of the Company or any Subsidiary who is delegated by the board of directors authority to take such action.

4.12. GENDER AND NUMBER. Where the context admits, words in any gender shall include any other gender, words in the singular shall include the plural and the plural shall include the singular.

4.13. LIMITATION OF IMPLIED RIGHTS.

     (a) Neither a Participant nor any other person shall, by reason of participation in the Plan, acquire any right in or title to any assets, funds or property of the Company or any Subsidiary whatsoever, including, without limitation, any specific funds, assets, or other property which the Company or any

Subsidiary, in its sole discretion, may set aside in anticipation of a liability under the Plan. A Participant shall have only a contractual right to the Stock or amounts, if any, payable under the Plan, unsecured by any assets of the Company or any Subsidiary, and nothing contained in the Plan shall constitute a guarantee that the assets of the Company or any Subsidiary shall be sufficient to pay any benefits to any person.

     (b) The Plan does not constitute a contract of employment, and selection as a Participant will not give any participating employee or other individual the right to be retained in the employ of the Company or any Subsidiary or the right to continue to provide services to the Company or any Subsidiary, nor any right or claim to any benefit under the Plan, unless such right or claim has specifically accrued under the terms of the Plan. Except as otherwise provided in the Plan, no Award under the Plan shall confer upon the holder thereof any rights as a shareholder of the Company prior to the date on which the individual fulfills all conditions for receipt of such rights.

4.14. EVIDENCE. Evidence required of anyone under the Plan may be by certificate, affidavit, document or other information which the person acting on it considers pertinent and reliable, and signed, made or presented by the proper party or parties.

                                    SECTION 5
                                CHANGE IN CONTROL

     Subject to the provisions of paragraph 4.2(f) (relating to the adjustment of shares), and except as otherwise provided in the Plan or the Award Agreement reflecting the applicable Award, the Committee may provide under the terms of any Award that upon the occurrence of a Change in Control:

     (a) All outstanding Options (regardless of whether in tandem with SARs) shall become fully exercisable.

     (b) All outstanding SARs (regardless of whether in tandem with Options) shall become fully exercisable.

     (c) All Stock Units, Restricted Stock, Restricted Stock Units, and Performance Shares (including any Award payable in Stock which is granted in conjunction with a Company deferral program) shall become fully vested.

                                    SECTION 6
                                    COMMITTEE

6.1. ADMINISTRATION. The authority to control and manage the operation and administration of the Plan shall be vested in a committee (the "Committee") in accordance with this Section 6. The Committee shall be selected by the Board, and shall consist solely of two or more non-employee members of the Board. If the Committee does not exist, or for any other reason determined by the Board, the Board may take any action under the Plan that would otherwise be the responsibility of the Committee. As of the date this Plan is adopted, the Committee shall mean the Compensation Committee of the Board of Directors.

6.2. POWERS OF COMMITTEE. The Committee's administration of the Plan shall be subject to the following:

     (a) Subject to the provisions of the Plan, the Committee will have the authority and discretion to select from among the Eligible Individuals those persons who shall receive Awards, to determine the time or times of receipt, to determine the types of Awards and the number of shares covered by the Awards, to establish the terms, conditions, performance criteria, restrictions, and other provisions of such Awards, and (subject to the restrictions imposed by Section
7) to cancel or suspend Awards.

     (b) To the extent that the Committee determines that the restrictions imposed by the Plan preclude the achievement of the material purposes of the Awards in jurisdictions outside the United States, the Committee will have the authority and discretion to modify those restrictions as the Committee determines to be necessary or appropriate to conform to applicable requirements or practices of jurisdictions outside of the United States.

     (c) The Committee will have the authority and discretion to interpret the Plan, to establish, amend, and rescind any rules and regulations relating to the Plan, to determine the terms and provisions of any Award Agreement made pursuant to the Plan, and to make all other determinations that may be necessary or advisable for the administration of the Plan.

     (d) Any interpretation of the Plan by the Committee and any decision made by it under the Plan is final and binding on all persons.

     (e) In controlling and managing the operation and administration of the Plan, the Committee shall take action in a manner that conforms to the articles and by-laws of the Company, and applicable state corporate law.

6.3. DELEGATION BY COMMITTEE. Except to the extent prohibited by applicable law or the applicable rules of a stock exchange, the Committee may allocate all or any portion of its responsibilities and powers to any one or more of its members and may delegate all or any part of its responsibilities and powers to any person or persons selected by it. Any such allocation or delegation may be revoked by the Committee at any time. Until action to the contrary is taken by the Board or the Committee, the Committee's authority with respect to Awards and other matters concerning Participants below the Partners Council or Executive Officer level is delegated to the Chief Executive Officer or the Chief People Officer of the Company.

6.4. INFORMATION TO BE FURNISHED TO COMMITTEE. The Company and Subsidiaries shall furnish the Committee with such data and information as it determines may be required for it to discharge its duties. The records of the Company and Subsidiaries as to an employee's or Participant's employment (or other provision of services), termination of employment (or cessation of the provision of services), leave of absence, reemployment and compensation shall be conclusive on all persons unless determined to be incorrect. Participants and other persons entitled to benefits under the Plan must furnish the Committee such evidence, data or information as the Committee considers desirable to carry out the terms of the Plan.

6.5 MISCONDUCT. If the Committee determines that a present or former employee has (i) used for profit or disclosed to unauthorized persons, confidential or trade secrets of Tricon; (ii) breached any contract with or violated any fiduciary obligation to Tricon; or (iii) engaged in any conduct which the Committee determines is injurious to the Company, the Committee may cause that employee to forfeit his or her outstanding awards under the Plan, provided, however, that during the pendency of a Potential Change in Control and as of and following the occurrence a Change in Control, no outstanding awards under the Plan shall be subject to forfeiture pursuant to this Section 6.5. A "Potential Change in Control" shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

     A "Potential Change in Control" shall exist during any period in which the circumstances described in items (i), (ii), (iii) or (iv), below, exist (provided, however, that a Potential Change in Control shall cease to exist not later than the occurrence of a Change in Control):

          (i) The Company or any successor or assign thereof enters into an agreement, the consummation of which would result in the occurrence of a Change in Control; provided that a Potential Change in Control described in this item (i) shall cease to exist upon the expiration or other termination of all such agreements.

          (ii) Any Person (including the Company) publicly announces an intention to take or to consider taking actions which if consummated would constitute a Change in Control; provided that a Potential Change in Control described in this item (ii) shall cease to exist upon the withdrawal of such intention, or upon a reasonable determination by the Board that there is no reasonable chance that such actions would be consummated.

          (iii) Any Person becomes the Beneficial Owner, directly or indirectly, of securities of the Company representing 15% or more of the combined voting power of the Company's then outstanding securities (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or any of its affiliates). However, a Potential Change in Control shall not be deemed to exist by reason of ownership of securities of the Company by any person, to the extent that such securities of the Company are acquired pursuant to a reorganization, recapitalization, spin-off or other similar transactions (including a series of prearranged related transactions) to the extent that immediately after such transaction or transactions, such securities are directly or indirectly owned in substantially the same proportions as the proportions of ownership of the Company's securities immediately prior to the transaction or transactions.

          (iv) The Board adopts a resolution to the effect that, for purposes of this Plan, a potential change in control exists; provided that a Potential Change in Control described in this item (iv) shall cease to exist upon a reasonable determination by the Board that the reasons that give rise to the resolution providing for the existence of a Potential Change in Control have expired or no longer exist."

                                    SECTION 7
                            AMENDMENT AND TERMINATION

     The Board may, at any time, amend or terminate the Plan, provided that (i) no amendment or termination may, in the absence of written consent to the change by the affected Participant (or, if the Participant is not then living, the affected beneficiary), adversely affect the rights of any Participant or beneficiary under any Award granted under the Plan prior to the date such amendment is adopted by the Board; (ii) no amendments may increase the limitations on the number of shares set forth in subsections 4.2(b) and 4.2(e) or decrease the minimum Option or SAR Exercise Price set forth in subsection 2.2 unless any such amendment is approved by the Company's shareholders; (iii) the provisions of subsection 2.6 (relating to Option repricing) may not be amended, unless any such amendment is approved by the Company's shareholders; (iv) no amendment may expand the definition of Eligible Individual in subsection 8(e), unless any such amendment is approved by the Company's shareholders; (v) no amendment may decrease the minimum restriction or performance period set forth in subsection 3.2(c), unless any such amendment is approved by the Company's shareholders; and (vi) adjustments pursuant to subsection 4.2(f) shall not be subject to the foregoing limitations of this Section 7.

                                    SECTION 8
                                  DEFINED TERMS

     In addition to the other definitions contained herein, the following definitions shall apply:

     (a) AWARD. The term "Award" shall mean any award or benefit granted under the Plan, including, without limitation, the grant of Options, SARs, Stock Unit Awards, Restricted Stock Awards, Restricted Stock Unit Awards, Performance Unit Awards, and Performance Share Awards.

     (b) BOARD. The term "Board" shall mean the Board of Directors of the Company.

     (c) CHANGE IN CONTROL. Except as otherwise provided by the Committee, a "Change in Control" shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

          (i) any Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its Affiliates) representing 20% or more of the combined voting power of the Company's then outstanding securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in clause (I) of paragraph (iii) below; or

          (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving; individuals who, on the date hereof, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company), whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved or recommended; or

          (iii) there is consummated a merger or consolidation of the Company or any direct or indirect Subsidiary with any other corporation, other than
     (I) a merger or consolidation immediately following which those individuals who immediately prior to the consummation of such merger or consolidation, constituted the Board, constitute a majority of the board of directors of the Company or the surviving or resulting entity or any parent thereof, or
     (II) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its Affiliates) representing 20% or more of the combined voting power of the Company's then outstanding securities.

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

     "Affiliate" shall have the meaning set forth in Rule 12b-2 under Section 12 of the Exchange Act.

     "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 under the Exchange Act, except that a Person shall not be deemed to be the Beneficial Owner of any securities which are properly filed on a Form 13-G.

     "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended from time to time.

     "Person" shall have the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) Tricon or any of its Affiliates; (ii) a trustee or other fiduciary holding securities under an employee benefit plan of Tricon or any of its subsidiaries; (iii) an underwriter temporarily holding securities pursuant to an offering of such securities; or (iv) a corporation owned, directly or indirectly, by the stockholders of Tricon in substantially the same proportions as their ownership of stock of Tricon.

     (d) CODE. The term "Code" means the Internal Revenue Code of 1986, as amended. A reference to any provision of the Code shall include reference to any successor provision of the Code.

     (e) ELIGIBLE INDIVIDUAL. For purposes of the Plan, the term "Eligible Individual" shall mean any employee of the Company or a Subsidiary, and any director of the Company. An Award may be granted to an employee, in connection with hiring, retention or otherwise, prior to the date the employee or service provider first performs services for the Company or the Subsidiaries, provided that such Awards shall not become vested prior to the date the employee or service provider first performs such services.

     (f) FAIR MARKET VALUE. For purposes of determining the "Fair Market Value" of a share of Stock as of any date, Fair Market Value shall mean the average between the lowest and highest reported sale prices of the Stock on that date on the principal exchange on which the Stock is then listed or admitted to trading.

If the day is not a business day, and as a result, paragraphs (i) and (ii) next above are inapplicable, the Fair Market Value of the Stock shall be determined as of the last preceding business day.

     (g) SUBSIDIARIES. The term "Subsidiary" means any corporation, partnership, joint venture or other entity during any period in which at least a fifty percent voting or profits interest is owned, directly or indirectly, by the Company (or by any entity that is a successor to the Company), and any other business venture designated by the Committee in which the Company (or any entity that is a successor to the Company) has a significant interest, as determined in the discretion of the Committee.

     (h) STOCK. The term "Stock" shall mean shares of common stock of the Company.

                                                                      EXHIBIT 12

                         TRICON Global Restaurants, Inc.
            Ratio of Earnings to Fixed Charges Years Ended 1999-1995
                       (in millions except ratio amounts)

                                                                                 52 Weeks
                                                         ----------------------------------------------------------
                                                           1999        1998         1997        1996        1995
                                                         ---------   ---------    ---------    --------    --------
Earnings:
Pretax income from continuing operations before
  cumulative effect of accounting changes(a)               1,038         756          (35)          72        (103)

Minorities interests in consolidated subsidiaries              -           -            -           (1)          -

Unconsolidated affiliates' interests,
  net(a)                                                     (12)        (10)          (3)          (6)         26

Interest expense(a)                                          218         291          290          310         368

Interest portion of net rent expense(a)                       94         105          118          116         109
                                                         ---------   ---------    ---------    --------    --------
Earnings available for fixed charges                       1,338       1,142          370          491         400
                                                         =========   =========    =========    ========    ========
Fixed Charges:
Interest Expense(a)                                          218         291          290          310         368

Interest portion of net rent  expense(a)                      94         105          118          116         109
                                                         ---------   ---------    ---------    --------    --------
Total Fixed Charges                                          312         396          408          426         477
                                                         =========   =========    =========    ========    ========
Ratio of Earnings to Fixed
  Charges(b)(c)                                            4.29x       2.88x        0.91x        1.15x       0.84x

(a) Included in earnings for the years 1995 through 1997 are certain allocations related to overhead costs and interest expense from PepsiCo. For purposes of these ratios, earnings are calculated by adding to (subtracting from) pretax income from continuing operations before income taxes and cumulative effect of accounting changes the following: fixed charges, excluding capitalized interest; (minority interests in consolidated subsidiaries); (equity income (loss) from unconsolidated affiliates); and distributed income from unconsolidated affiliates. Fixed charges consist of interest on borrowings, the allocation of PepsiCo's interest expense for years 1995-1997 and that portion of rental expense that approximates interest. For a description of the PepsiCo allocations, see the Notes to the Consolidated Financial Statements included in our 1999 Form 10-K.
(b) Included the impact of unusual charges (credits) of $51 million ($29 million after-tax) in 1999, $15 million ($3 million after-tax) in 1998, $184 million ($165 million after tax) in 1997, $246 million ($189 million after tax) in 1996 and $457 million ($324 million after tax) in 1995. Excluding the impact of such charges, the ratio of earnings to fixed charges would have been 4.45x, 2.92x, 1.36x, 1.73x and 1.80x for the fiscal years ended 1999, 1998, 1997, 1996 and 1995, respectively.
(c) For the fiscal years December 27, 1997 and December 30, 1995, earnings were insufficient to cover fixed charges by approximately $38 million and $77 million, respectively. Earnings in 1997 includes a charge of $530 million ($425 million after-tax) taken in the fourth quarter to refocus our business. Earnings in 1995 included the noncash charge of $457 million ($324 million after-tax) for the initial adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

                                                                    Exhibit 21.1

                             SUBSIDIARIES OF TRICON
                             ----------------------
                           AS OF DECEMBER 31, 1999 (1)
                           -----------------------

                                                               State or
                                                             Country of
Name of Subsidiary                                          Incorporation
------------------                                          --------------

A & M Food Services, Inc.                                    Nevada
Calny, Inc.                                                  Delaware
Changsha KFC Co., Ltd.                                       China
Chengdu KFC                                                  China
Chongqing KFC Co., Ltd.                                      China
Dalian Kentucky Fried Chicken Co., Ltd.                      China
El KrAm, Inc                                                 Iowa
Glenharney Insurance Company                                 Vermont
Guangdong KFC Co., Ltd.                                      China
Hangzhou KFC                                                 China
Kentucky Fried Chicken (Great Britain) Limited               United Kingdom
Kentucky Fried Chicken Beijing Co., Ltd.                     China
Kentucky Fried Chicken Corporate Holdings Ltd.               Delaware
Kentucky Fried Chicken Corporation                           Delaware
Kentucky Fried Chicken de Mexico, S.A. de C.V.               Mexico
Kentucky Fried Chicken Espana, S.L.                          Spain
Kentucky Fried Chicken Global B.V.                           Netherlands
Kentucky Fried Chicken International Holdings, Inc.          Delaware
Kentucky Fried Chicken Japan Ltd.                            Japan
Kentucky Fried Chicken of California, Inc.                   Delaware
Kentucky Fried Chicken of Southern California, Inc.          California
Kentucky Fried Chicken Worldwide B.V.                        Netherlands
KFC Corporation                                              Delaware
KFC Enterprises, Inc.                                        Delaware
KFC France SAS                                               France
KFC International (Thailand) Ltd.                            Thailand
KFC Management Pte. Ltd.                                     Singapore
KFC National Management Company                              Delaware
KFC Pty. Ltd.                                                Australia
KFCC/TRICON Holdings Ltd.                                    Canada
Nanjling KFC Co. Ltd.                                        China
PCNZ Investments Ltd.                                        Mauritius
PCNZ Ltd.                                                    Mauritius
PepsiCo Eurasia Limited                                      Delaware
PHM de Mexico S.A. de C.V.                                   Mexico
Pizza Belgium B.V.B.A.                                       Belgium
Pizza France S.N.C.                                          France
Pizza Gida Isletmeleri A.S.                                  Turkey
Pizza Hut (U.K.) Ltd.                                        United Kingdom
Pizza Hut International (UK) Ltd.                            United Kingdom

                                                               State or
                                                             Country of
Name of Subsidiary                                          Incorporation
------------------                                          --------------

Pizza Hut International, LLC                                 Delaware
Pizza Hut Korea Co., Ltd.                                    Korea
Pizza Hut Mexicana S.A. de C.V.                              Mexico
Pizza Hut of America, Inc.                                   Delaware
Pizza Hut of Puerto Rico, Inc.                               Delaware
Pizza Hut Singapore Pte. Ltd.                                Singapore
Pizza Hut West, Inc.                                         California
Pizza Hut, Inc.                                              California
Pizza Huts of the Northwest, Inc.                            Minnesota
Pizza Management, Inc.                                       Texas
Qingdao Kentucky Fried Chicken Co. Ltd.                      China
Red Raider Pizza Company                                     Delaware
Restaurant Holdings Ltd.                                     United Kingdom
SEPSA S.N.C.                                                 France
Shanghai Kentucky Fried Chicken                              China
Shanghai Pizza Hut Co. Ltd.                                  China
Shenyang KFC Co., Ltd.                                       China
Shenzhen KFC Co., Ltd.                                       China
Spizza 30 S.A.S.                                             France
Suzhou KFC                                                   China
Taco Bell Corp.                                              California
Taco Bell of America, Inc.                                   Delaware
Taco Bell of California, Inc.                                California
Taco Caliente, Inc.                                          Arizona
Taco Del Sur, Inc.                                           Georgia
Taco Enterprises, Inc.                                       Michigan
TB Holdings                                                  California
TBLD Corp.                                                   California
Tenga Taco, Inc.                                             Florida
Tianjin KFC Co.                                              China
Tricon (China) Investment Company, Ltd.                      China
Tricon (Shanghai) Consulting Co., Ltd.                       China
Tricon Global Restaurants (Canada), Inc.                     Canada
Tricon Global Restaurants of Puerto Rico, Inc.               Delaware
Tricon Global Restaurants S.A. de C.V.                       Mexico
Tricon International Participations S.a.r.l.                 Luxembourg
Tricon Restaurant Services Group, Inc.                       Delaware
TRICON Restaurants (Taiwan) Co., Ltd.                        Taiwan
TRICON Restaurants Australia Pty Ltd.                        Australia
Tricon Restaurants International (India) Pvt. Ltd.           India
Tricon Restaurants International Ltd. & Co. K.G.             Germany
Tricon Restaurants International, Ltd.                       Cayman Islands

                                                               State or
                                                             Country of
Name of Subsidiary                                          Incorporation
------------------                                          --------------

Tricon Restaurants Poland Sp.Zo.o.                           Poland
Tricon Restaurants South Africa Pty. Ltd.                    South Africa
Tricon Singapore Holdings Pte. Ltd.                          Singapore
Upper Midwest Pizza Hut, Inc.                                Delaware
Von Karman Leasing Corp.                                     Delaware
Wuhan KFC Co. Ltd.                                           China
Wuxi KFC Co., Ltd.                                           China
Xiamen - KFC Co., Ltd.                                       China

-------------------------
Note:

(1) This Schedule lists the entities that were active subsidiaries of Tricon as of December 31, 1999. Omitted from the above list are approximately 75 insignificant or inactive subsidiaries which, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary. The list also excludes approximately 75 subsidiaries of Pizza Hut, Inc., most of which operate restaurants in the U.S., and approximately 30 subsidiaries of Kentucky Fried Chicken Corporation and Kentucky Fried Chicken of California, Inc., most of which operate restaurants outside of the U.S.

                                                                    Exhibit 23.1



                         Consent of Independent Auditors



The Board of Directors
TRICON Global Restaurants, Inc.:


We consent to incorporation by reference in the registration statements (No. 333-42969) on Form S-3/A and (Nos. 333-36877, 333-36955, 333-36895, 333-36961,
333-36893,  333-64547,  333-85073 and 333-85069) on Form S-8 of our report dated
February 8, 2000, except as to Note 11, which is as of February 25, 2000, relating to the consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries as of December 25, 1999 and December 26, 1998, and the related consolidated statements of operations, cash flows and shareholders' (deficit) equity and comprehensive income for each of the years in the three-year period ended December 25, 1999, which report appears in the Company's December 25, 1999 annual report on Form 10-K of TRICON Global Restaurants, Inc.





KPMG LLP

Louisville, Kentucky
March 6, 2000