Form 10-Q
period 2000-03-18
TRICON GLOBAL RESTAURANTS INC
filed 2000-05-02
CIK 1041061

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q

(Mark One)
[|X|] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 for the quarterly period ended March 18, 2000

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


     The number of shares outstanding of the Registrant's Common Stock as of April 25, 2000 was 147,439,694 shares.


================================================================================

                         TRICON GLOBAL RESTAURANTS, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Condensed Consolidated Statement of Income - 12 weeks ended
           March 18, 2000 and March 20, 1999                                3

         Condensed Consolidated Statement of Cash Flows - 12 weeks ended
          March 18, 2000 and March 20, 1999                                 4

         Condensed Consolidated Balance Sheet - March 18, 2000 and
          December 25, 1999                                                 5

         Notes to Condensed Consolidated Financial Statements               6

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        17

         Independent Accountants' Review Report                            32

Part II. Other Information and Signatures                                  33

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions, except per share data - unaudited)

                                                    12 Weeks Ended
                                               -------------------------
                                                3/18/00        3/20/99
                                               ----------     ----------

Revenues
Company sales                                  $   1,425      $   1,662
Franchise and license fees                           172            151
                                               ----------     ----------
                                                   1,597          1,813
                                               ----------     ----------
Costs and Expenses, net
Company restaurants
  Food and paper                                     441            528
  Payroll and employee benefits                      410            463
  Occupancy and other operating expenses             373            412
                                               ----------     ----------
                                                   1,224          1,403
General and administrative expenses                  181            213
Other (income) expense                                (7)            (5)
Facility actions net gain                            (47)           (34)
Unusual items                                          4              -
                                               ----------     ----------
Total costs and expenses, net                      1,355          1,577
                                               ----------     ----------

Operating Profit                                     242            236

Interest expense, net                                 41             52
                                               ----------     ----------

Income Before Income Taxes                           201            184

Income Tax Provision                                  81             78
                                               ----------     ----------

Net Income                                     $     120      $     106
                                               ==========     ==========

Basic Earnings Per Common Share                $    0.81      $    0.69
                                               ==========     ==========

Diluted Earnings Per Common Share              $    0.80      $    0.66
                                               ==========     ==========




     See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions - unaudited)
                                                            12 Weeks Ended
                                                       -------------------------
                                                         3/18/00       3/20/99
                                                       ----------    -----------
Cash Flows - Operating Activities
Net Income                                             $   120       $    106
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
    Depreciation and amortization                           82             95
    Facility actions net gain                              (47)           (34)
    Other liabilities and deferred credits                 (36)            13
    Deferred income taxes                                  (14)           (21)
    Other non-cash charges and credits, net                 18             33
Changes in operating  working  capital,  excluding
 effects of acquisitions and dispositions:
    Accounts and notes receivable                         (194)           (24)
    Inventories                                            (75)             5
    Prepaid expenses and other current assets              (16)           (14)
    Accounts payable and other current liabilities          77           (213)
    Income taxes payable                                    67             78
                                                       ----------    -----------
    Net change in operating working capital               (141)          (168)
                                                       ----------    -----------
Net Cash (Used In) Provided by Operating Activities        (18)            24
                                                       ----------    -----------
Cash Flows - Investing Activities
Capital spending                                           (68)           (66)
Refranchising of restaurants                                83            121
Acquisition of restaurants                                   -             (6)
Sales of property, plant and equipment                       6              3
AmeriServe debtor-in-possession revolving credit
 facility                                                  (31)             -
Short-term investments                                     (75)           (16)
Other, net                                                 (15)             6
                                                       ----------    -----------
Net Cash (Used In) Provided by Investing Activities       (100)            42
                                                       ----------    -----------
Cash Flows - Financing Activities
Revolving Credit Facility activity, by original
 maturity
  Three months or less, net                                200            (80)
Proceeds from long-term debt                                 1              1
Payments of long-term debt                                 (36)           (13)
Short-term borrowings-three months or less, net             90              9
Repurchase shares of common stock                         (138)             -
Other, net                                                  14              6
                                                       ----------    -----------
Net Cash Provided by (Used In) Financing Activities        131            (77)
                                                       ----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents        13            (11)
Cash and Cash Equivalents - Beginning of Period             89            121
                                                       ----------    -----------
Cash and Cash Equivalents - End of Period              $   102       $    110
                                                       ==========    ===========
--------------------------------------------------------------------------------
Supplemental Cash Flow Information
   Interest paid                                       $    32       $     47
   Income taxes paid                                        23             22
Significant Non-Cash Investing and Financing
 Activities:
  Issuance of promissory note to acquire temporary
   control of an unconsolidated affiliate              $    25       $      -


    See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
 (in millions)


                                                   3/18/00        12/25/99
                                                 ------------   ------------
                                                  (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                        $     102      $      89
Short-term investments, at cost                        122             48
Accounts and notes receivable, less allowance:
 $15 in 2000 and $13 in 1999                           386            161
Inventories                                            137             61
Prepaid expenses and other current assets               83             68
Deferred income taxes                                   59             59
                                                 ------------   ------------
         Total Current Assets                          889            486

Property, Plant and Equipment, net                   2,528          2,531
Intangible Assets, net                                 495            527
Investments in Unconsolidated Affiliates               192            170
Other Assets                                           268            247
                                                 ------------   ------------
         Total Assets                            $   4,372      $   3,961
                                                 ============   ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and other current liabilities   $   1,127      $   1,085
Income taxes payable                                   163             96
Short-term borrowings                                  205            117
                                                 ------------   ------------
         Total Current Liabilities                   1,495          1,298

Long-term Debt                                       2,583          2,391
Other Liabilities and Deferred Credits                 815            825
Deferred Income Taxes                                    7              7
                                                 ------------   ------------
         Total Liabilities                           4,900          4,521
                                                 ------------   ------------
Shareholders' Deficit
Preferred stock, no par value, 250 shares
 authorized; no shares issued                            -              -
Common stock, no par value, 750 shares
 authorized; 148 and 151 shares issued in 2000
 and 1999, respectively                              1,176          1,264
Accumulated deficit                                 (1,570)        (1,691)
Accumulated other comprehensive income                (134)          (133)
                                                 ------------   ------------
         Total Shareholders' Deficit                  (528)          (560)
                                                 ------------   ------------
          Total Liabilities and Shareholders'
           Deficit                               $   4,372      $   3,961
                                                 ============   ============


    See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)
(Unaudited)

1.   Financial Statement Presentation

     We have prepared our accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 25, 1999 ("1999 Form 10-K"). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Consolidated Financial Statements included in the 1999 Form 10-K.

     Our Financial Statements include TRICON Global Restaurants, Inc. and its wholly owned subsidiaries (collectively referred to as "TRICON" or the "Company"). The Financial Statements include our worldwide operations of KFC, Pizza Hut and Taco Bell. References to TRICON throughout these notes to Financial Statements are made using the first person notations of "we" or "us."

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

     In our opinion, the accompanying unaudited Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with our 1999 Form 10-K, our financial position as of March 18, 2000, and the results of our operations and cash flows for the 12 weeks ended March 18, 2000 and March 20, 1999. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

2.   Earnings Per Common Share ("EPS")

                                                             12 Weeks Ended
                                                         -----------------------
                                                          3/18/00      3/20/99
                                                         ---------    ----------
     Net income                                          $    120     $    106
                                                         =========    ==========

     Basic EPS:
     ----------
     Weighted-average common shares outstanding               149          153
                                                         =========    ==========
     Basic EPS                                           $   0.81     $   0.69
                                                         =========    ==========

     Diluted EPS:
     ------------
     Weighted-average common shares outstanding               149          153
     Shares assumed issued on exercise of dilutive
      share equivalents                                        18           26
     Shares assumed purchased with proceeds of dilutive
      share equivalents                                       (16)         (18)
                                                         ---------    ----------
     Shares applicable to diluted earnings                    151          161
                                                         =========    ==========
     Diluted EPS                                         $   0.80     $   0.66
                                                         =========    ==========

     Unexercised employee stock options to purchase 9.8 million shares of our Common Stock for the 12 weeks ended March 18, 2000, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter.

3.   Items Affecting Comparability of Net Income

     Impact of 1999 Accounting Changes
     ---------------------------------

     As more fully described in our 1999 Form 10-K, we adopted in 1999 several accounting and human resource policy changes (collectively, the "accounting changes"). These changes impacted our operating results as follows:

                                                           12 Weeks
                                                            Ended
                                                           3/20/99
                                                         -----------
     Restaurant margin                                   $     6
     General and administrative expenses                       4
                                                         -----------
       Operating Profit                                  $    10
                                                         ===========

     United States                                       $     9
     International                                            (1)
     Unallocated                                               2
                                                         -----------
       Total                                             $    10
                                                         ===========
     After-tax                                           $     6
                                                         ===========
     Per diluted share                                   $  0.04
                                                         ===========

     Facility Actions Net Gain
     --------------------------

     Facility actions net gain consists of three components:

     o Gains and losses on sales of our restaurants to new and existing franchisees,
     o    Costs of closing our underperforming stores and
     o Impairment charges for restaurants we intend to close beyond the quarter in which the closure decision is made.

                                                             12 Weeks Ended
                                                        ------------------------
                                                          3/18/00       3/20/99
                                                        ----------    ----------
         Refranchising net gains(a)                     $   47        $   37
         Store closure net credits (costs)                   1            (1)
         Impairment charges for stores to be closed         (1)           (2)
                                                        ----------    ----------
         Facility actions net gain                      $   47        $   34
                                                        ==========    ==========

         United States                                  $   43        $   33
         International                                       4             1
                                                        ----------    ----------
                                                        $   47        $   34
                                                        ==========    ==========

     (a) Includes initial franchise fees of $5 million and $7 million for the 12 weeks ended March 18, 2000 and March 20, 1999, respectively.

     The following table summarizes Company sales and restaurant margin for the first quarter related to stores held for disposal at March 18, 2000 or disposed of during 2000 and 1999. Restaurant margin represents company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses.

                                                            12 Weeks Ended
                                                        ----------------------
                                                        3/18/00       3/20/99
                                                        --------     ---------
        Stores held for disposal at March 18, 2000
         or disposed of during 2000:
          Sales                                         $   24       $   47
          Restaurant Margin                                  2            6

        Stores disposed of during all of 1999:
          Sales                                         $    -       $  256
          Restaurant Margin                                  -           28

     The loss of restaurant margin from the disposal of these stores was largely mitigated in income before income taxes by the increased franchise fees from stores refranchised, lower field general and administrative expenses and reduced interest costs primarily resulting from the reduction of debt by the after-tax cash proceeds from our refranchising activities. The restaurant margin reported above included the benefit from the suspension of depreciation and amortization on assets held for disposal of an insignificant amount in the first quarter of 2000 and $3 million ($2 million in the U.S. and $1 million in International) in the first quarter of 1999.

     Unusual Items
     -------------

     Unusual items of $4 million ($2 million after-tax) for the first quarter of 2000 primarily included the following: (1) direct incremental costs incurred by TRICON as a result of AmeriServe Food Distribution, Inc.'s ("AmeriServe") bankruptcy filing and (2) additional costs of defending the wage and hour litigation. These items are more fully described in Note 8.

4.   New Accounting Pronouncement Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related change in fair value on the hedged item in the consolidated statement of income, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

5.   Debt

     Our primary bank credit agreement, as amended in February 2000, is comprised of a senior, unsecured Term Loan Facility and a $3 billion senior unsecured Revolving Credit Facility (collectively referred to as the "Credit Facilities") which mature on October 2, 2002. Amounts outstanding under our Revolving Credit Facility are expected to fluctuate from time to time, but reductions in our Term Loan Facility cannot be reborrowed. During the 12 weeks ended March 18, 2000, we had net borrowings under our Credit Facilities of over $160 million. The increase was due in part to incremental borrowings of approximately $195 million to finance certain programs associated with the AmeriServe bankruptcy. The increase was also due to our current share repurchase program, which is more fully discussed in Note 9. Our borrowing needs were reduced by the payments we withheld related to the Pre-petition Payables to AmeriServe totaling $100 million. See Note 8 for a discussion of the AmeriServe bankruptcy. We reduced our amount outstanding under the Term Loan Facility at March 18, 2000 to $742 million from $774 million at December 25, 1999. Our amount outstanding under the Revolving Credit Facility at March 18, 2000 increased to $1.15 billion from $955 million at December 25, 1999. In addition, we had unused Revolving Credit Facility borrowings available aggregating $1.7 billion, net of outstanding letters of credit of $182 million. At March 18, 2000, the weighted average interest rate on our variable rate debt was 6.5%, which included the effects of the associated interest rate swaps.

     The remaining change in total debt was primarily due to an increase in short-term International borrowings, which were repaid early in the second quarter of 2000, and the issuance of a short-term promissory note to acquire temporary control of an unconsolidated affiliate.

     On February 25, 2000, we entered into an agreement to amend certain terms of our Credit Facilities. This amendment gives us additional flexibility with respect to permitted liens, restricted payments, other permitted investments and transferring certain assets to certain foreign subsidiaries. We deferred the Credit Facilities amendment costs of approximately $2 million. These costs will be amortized into interest expense over the remaining life of the Credit Facilities.

     Interest expense on the short-term borrowings and long-term debt was $45 million and $56 million for the 12 weeks ended March 18, 2000 and March 20, 1999, respectively.

6.   Comprehensive Income

     Our  comprehensive income was as follows:

                                                  12 Weeks Ended
                                           ----------------------------
                                             3/18/00        3/20/99
                                           -----------    -----------

         Net income                        $    120       $   106
         Currency translation adjustment         (1)            5
                                           -----------    -----------
         Total comprehensive income        $    119       $   111
                                           ===========    ===========

7.   Reportable Business Segments

                                                        Revenues
                                              ----------------------------
                                                      12 Weeks Ended
                                              ----------------------------
                                                3/18/00         3/20/99
                                              ------------    ------------
         United States                        $   1,162       $   1,366
         International                              435             447
                                              ------------    ------------
                                              $   1,597       $   1,813
                                              ============    ============

                                                     Operating Profit;
                                                   Interest Expense, Net;
                                                     And Income Before
                                                       Income Taxes
                                              ----------------------------
                                                      12 Weeks Ended
                                              ----------------------------
                                                3/18/00         3/20/99
                                              ------------    ------------
         United States                        $     156       $     184
         International                               75              55
         Unallocated and corporate expenses         (32)            (36)
         Foreign exchange net loss                    -              (1)
         Facility actions net gain                   47              34
         Unusual items                               (4)              -
                                              ------------    ------------
         Total Operating Profit                     242             236
         Interest expense, net                       41              52
                                              ------------    ------------
         Income Before Income Taxes           $     201       $     184
                                              ============    ============

                                                  Identifiable Assets
                                              ----------------------------
                                                3/18/00        12/25/99
                                              ------------    ------------
         United States                        $   2,434       $   2,478
         International                            1,495           1,367
         Corporate(a)                               443             116
                                              ------------    ------------
                                              $   4,372       $   3,961
                                              ============    ============

                                                 Long-Lived Assets(b)
                                              ----------------------------
                                                3/18/00        12/25/99
                                              ------------    ------------
         United States                        $   2,108       $   2,143
         International                              874             874
         Corporate                                   41              41
                                              ------------    ------------
                                              $   3,023       $   3,058
                                              ============    ============

(a) In addition to the assets discussed in our 1999 Form 10-K, identifiable assets also include the receivables and inventory arising from our Temporary Direct Purchase Program and the "debtor-in-possession" revolving credit facility associated with the AmeriServe bankruptcy, as more fully discussed in Note 8.
(b)  Includes Property, Plant and Equipment, net and, Intangible Assets, net.

8.   Commitments and Contingencies

     Impact of AmeriServe Bankruptcy
     -------------------------------

     AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2000. AmeriServe has advised us that it intends to prepare and file with the Bankruptcy Court a plan of reorganization in the future.

     TRICON, the purchasing cooperative for the TRICON system and key representatives of the TRICON franchise community are working closely together to proactively address the bankruptcy situation and develop appropriate contingency plans. We continue to take all actions reasonably necessary and prudent to ensure continued supply of restaurant products and equipment ("supplies") to the TRICON system, and to minimize any incremental costs or exposures related to the AmeriServe bankruptcy. The significant actions that we have taken to date are described below.

     On February 2, 2000, we and another major AmeriServe customer agreed to provide a $150 million interim debtor-in-possession ("DIP") revolving credit facility (the "DIP Facility") to AmeriServe. We initially committed to provide up to $100 million under this DIP Facility. However, we have reached an agreement in principle to assign $30 million of our commitment to a third party, which will reduce our total commitment under the DIP Facility to $70 million. AmeriServe has advised us that it is seeking to arrange alternative DIP financing to replace the DIP Facility. At March 18, 2000, we had advanced $31 million to AmeriServe under the DIP Facility.

     In addition to our participation in the DIP Facility, to help ensure that our supply chain continues to remain open, we have begun to purchase (and take title to) supplies directly from suppliers (the "Temporary Direct Purchase Program") for use in our restaurants, as well as for resale to our franchisees and licensees who previously purchased supplies from AmeriServe. AmeriServe has agreed, for the same fee in effect prior to the bankruptcy filing, to continue to be responsible for distributing the supplies to us and our participating franchisee and licensee restaurants as well as providing ordering, inventory, billing and collection services for us. To date, this arrangement has been effective in ensuring supplies to our restaurants, and we have not experienced any significant supply interruption.

     During the first quarter, we purchased approximately $290 million in supplies of which $210 million was used in Company operations or sold to our franchisees and licensees. We also accrued or paid AmeriServe $38 million in distribution fees. These distribution activities, due primarily to prompt pay discounts from suppliers, were essentially break-even in the quarter after considering incremental interest incurred on our increased borrowings under our Revolving Credit Facility to finance our Temporary Direct Purchase Program. Under SFAS No. 45, "Accounting for Franchise Fee Revenue," the results of these distribution activities are reported on a net basis. Based on the non-recurring nature of this bankruptcy, we believe these results are properly reported as an Unusual Item in our Condensed Consolidated Statement of Income.

     At March 18, 2000, our investment in receivables from franchisees and licensees from sales of supplies under the Temporary Direct Purchase Program was $194 million and our supplies inventory was $78 million. These assets are subject to the Replacement Lien discussed in the following paragraph. Our payables to suppliers were $185 million. These amounts are included in the respective lines of our Condensed Consolidated Balance Sheet.

     On the bankruptcy date, AmeriServe's pre-bankruptcy secured lenders (the "Secured Lenders") had a lien on certain collateral (consisting primarily of inventory and receivables) owned by AmeriServe as of that date (the "Pre-Petition Collateral"). The Secured Lenders have agreed to allow the Pre-Petition Collateral to be used in the normal course of business by AmeriServe following the bankruptcy date. In exchange, we and another AmeriServe customer have agreed with the agent for the Secured Lenders to grant a lien in favor of these lenders on inventory that we and the other customer purchase and the receivables resulting from the sale of this inventory under our respective Temporary Direct Purchase Programs (the "Replacement Lien"). The purpose of this Replacement Lien is to provide substitute collateral to the Secured Lenders to the extent the Pre-Petition Collateral has been used in the normal course of business by AmeriServe since the bankruptcy date. This is intended to ensure that the assets securing AmeriServe's pre-bankruptcy credit facility are not eroded from the date of the bankruptcy filing.

     We are currently engaged in contingency planning and believe that we can arrange with an alternative distributor or distributors to meet the needs of the TRICON restaurant system if AmeriServe is no longer able to adequately service our restaurants or if otherwise permitted by the Bankruptcy Court.

     As in most bankruptcies involving a primary supplier or distributor, the AmeriServe bankruptcy poses certain risks and uncertainties to us, as well as to our franchisees that rely on AmeriServe to distribute supplies to their restaurants. The more significant of these risks and uncertainties are described below. Significant adverse developments in any of these risks or uncertainties could have a material adverse impact on our results of operations, financial condition or cash flow.

     We expect to incur costs in connection with our Temporary Direct Purchase Program, including the cost of additional debt incurred to finance the inventory purchases and to carry the receivables arising from inventory sales to our franchisees and licensees. While we believe that adequate inventory control and collections systems are in place, we may also incur costs related to the possibility of inventory obsolescence and uncollectible receivables from our franchisees and licensees. We expect to mitigate, if not fully offset, these costs through discounts granted by suppliers for prompt payments. We also expect to incur other incremental costs as a result of the AmeriServe bankruptcy, primarily consisting of professional fees. During the first quarter, we incurred approximately $2 million of these types of costs which are reported as an Unusual Item.

     We intend to continue to work with AmeriServe and our suppliers to meet our supply needs while AmeriServe seeks to reorganize through the bankruptcy process - whether in the form of a restructured company or though the sale of the business to one or more acceptable distributors. Due to the uncertainties surrounding AmeriServe's reorganization, we cannot predict the ultimate impact, if any, on our business. There can be no assurance that the DIP Facility will be sufficient to meet AmeriServe's cash requirements. Moreover, we believe it reasonably possible that we will not be able to fully recover the amount advanced under the DIP Facility. There can be no assurance that AmeriServe will be successful in arranging replacement DIP financing on satisfactory terms, or that a plan of reorganization for AmeriServe will ultimately be confirmed, or if confirmed, what the plan will provide. Additionally, there can be no assurance that AmeriServe will be able to maintain our supply line indefinitely without additional financing or at our current contractual rates. Finally, we are exposed to the risk that a portion of our inventory or receivables subject to the Replacement Lien under the Temporary Direct Purchase Program may be required to satisfy AmeriServe's obligations at the bankruptcy date under its pre-petition credit facility. Based upon currently available information, we are unable to determine the amount of the potential loss exposure related to the Replacement Lien.

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

     We believe that we may have a set-off or recoupment claim against some or all of the amounts we owe AmeriServe for supplies we purchased prior to AmeriServe's bankruptcy filing ("Pre-petition Payables") that would allow us to recover certain costs and damages that we have incurred (or may incur) as a result of AmeriServe's failure to perform its contractual obligations to our restaurants both prior to and after the bankruptcy filing. While we intend to assert this claim, there can be no assurance that we will be successful in its prosecution or that we will be able to settle this claim on a basis favorable to the Company. To protect our rights, and on the advice of outside counsel, we have withheld payment of approximately $100 million of Pre-petition Payables. This action has reduced the borrowings we otherwise would have required under our Revolving Credit Facility.

     Without regard to the final outcome of the AmeriServe bankruptcy proceedings, it is our intention to take whatever steps are reasonably required to ensure continued supply of restaurant products and equipment to the TRICON system. To the extent we incur any ongoing incremental operating costs as a result of the AmeriServe bankruptcy or actions related thereto, we intend to mitigate those costs to the maximum extent possible through other reasonable management actions.

     Casualty Loss Programs and Estimates
     ------------------------------------

     As more fully described in our 1999 Form 10-K, we are currently self-insured for a portion of our current and prior years' ultimate loss projections related to workers' compensation, general liability and automobile liability insurance programs (collectively, "casualty loss(es)"). To mitigate the cost of our exposures for certain casualty losses, we make annual decisions to either retain the risks of loss up to certain per occurrence or maximum loss limits negotiated with our insurance carriers or to fully insure those risks.

     For 2000, we have decided to bundle our risks for casualty losses, property losses and various other insurable risks into one risk pool with a single maximum loss limit. Since all of these risks have been pooled and there are no per occurrence limits for individual claims, it is possible that we may experience increased volatility in property and casualty losses on a quarter to quarter basis. This would occur if a significant individual large loss is incurred either early in a program year or when the latest actuarial projection of losses for a program year is significantly below our aggregate loss retention. A large loss is defined as a loss in excess of $2 million which was our predominate per occurrence casualty loss limit under our previous insurance program.

     We determine our retained liabilities for casualty losses, including reported claims and those claims that have been incurred but not yet reported, based on information provided by our independent actuary. We have our actuary perform valuations two times a year. In the first and fourth quarters of 1999, we received a valuation from the actuary based on information through December 31, 1998 and June 30, 1999, respectively. Based on these valuations, we recorded favorable adjustments to our casualty loss reserves of $30 million in 1999 ($21 million in the first quarter and $9 million in the fourth quarter) primarily as a result of our independent actuary's changes in its estimate of losses. The 1999 adjustments resulted primarily from improved loss trends related to our 1998 casualty losses across all three of our U.S. operating companies. We believe the favorable adjustments were a direct result of our recent investments in safety and security programs to better manage risk at the store level. Beginning in 2000, valuations will be received and required adjustments will be made in the second and fourth quarters of each year. As a result, we will have a timing difference from recognizing the adjustment in the first quarter 1999 and second quarter 2000.

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

     Change of Control Agreements
     ----------------------------

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

     On October 2, 1996, a class action lawsuit against Taco Bell Corp., entitled Mynaf, et al. v. Taco Bell Corp. ("Mynaf"), was filed in the Superior Court of the State of California of the County of Santa Clara. The lawsuit was filed by two former restaurant general managers and two former assistant restaurant general managers purporting to represent all current and former Taco Bell restaurant general managers and assistant restaurant general managers in California. The lawsuit alleges violations of California wage and hour laws involving unpaid overtime wages. The complaint also includes an unfair business practices claim. The four named plaintiffs claim individual damages ranging from $10,000 to $100,000 each. On September 17, 1998, the court certified a class of approximately 3,000 current and former assistant restaurant general managers and restaurant general managers. Taco Bell petitioned the appellate court to review the trial court's certification order. The petition was denied on

     December 31, 1998. Taco Bell then filed a petition for review with the California Supreme Court, and the petition was subsequently denied. Class notices were mailed on August 31, 1999 to over 3,400 class members. The original trial date of July 10, 2000 has been continued to January 15, 2001.

     On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. ("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has currently paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. The lawsuit is in the discovery and pre-trial motions phase. A trial date of November 2, 1999 was set. However, on November 1, 1999, the Court issued a proposed order postponing the trial and establishing a pre-trial claims process. The final order regarding the claims process was entered on January 14, 2000. Taco Bell moved for certification of an immediate appeal of the Court-ordered claims process and requested a stay of the proceedings. This motion was denied on February 8, 2000. Taco Bell appealed this decision to the Supreme Court of Oregon and the Court denied Taco Bell's Writ of Mandamus on March 2, 2000. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000.

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

     Obligations to PepsiCo, Inc. After Spin-off
     -------------------------------------------

     As disclosed in our 1999 Form 10-K, in connection with the October 7, 1997 Spin-off from PepsiCo, Inc. ("PepsiCo") (the "Spin-off"), we entered into separation and other related agreements (the "Separation Agreement"), governing the Spin-off transaction and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

     The Separation Agreement provided for, among other things, our assumption of all liabilities relating to the restaurant businesses, inclusive of California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo's Sandwich Shops, East Side Mario's and Hot `n Now (collectively the "Non-core Business(es)"), and our indemnification of PepsiCo with respect to these liabilities. We have included our best estimates of these liabilities in the accompanying Financial Statements. Subsequent to Spin-off, claims have been made by certain Non-core Business franchisees and a purchaser of one of the businesses. Certain of these claims have been settled, and we are disputing the validity of the remaining claims; however, we believe that any settlement of these claims at amounts in excess of previously recorded liabilities is not likely to have a material adverse effect on our results of operations, financial condition or cash flows.

     In addition, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of March 18, 2000, PepsiCo remains liable for almost $200 million related to these contingencies. This obligation ends at the time they are released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

     Under the Separation Agreement, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through the Spin-off Date. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf.
     Through March 18, 2000, there have not been any determinations made by PepsiCo where we would have reached a different determination.

     We have agreed to certain restrictions on future actions to help ensure that the Spin-off maintains its tax-free status. Restrictions include, among other things, limitations on our liquidation, merger or consolidation with another company, certain issuances and redemptions of our Common Stock, our granting of stock options and our sale, refranchising, distribution or other disposition of assets. We review any proposed transaction involving these activities to determine whether it complies with these restrictions. If we fail to abide by these restrictions or to obtain waivers from PepsiCo and, as a result, the Spin-off fails to qualify as a tax-free reorganization, we will be obligated to indemnify PepsiCo for any resulting tax liability which could be substantial. No payments under these indemnities have been required or are expected to be required. Additionally, under the terms of the tax separation agreement, PepsiCo is entitled to the federal income tax benefits related to the exercise after the Spin-off of vested PepsiCo options held by our employees. We incur the payroll taxes related to the exercise of these options.

     Contingent Liabilities
     ----------------------

     We were directly or indirectly contingently liable in the amounts of $388 million and $386 million at March 18, 2000 and December 25, 1999, respectively, for certain lease assignments and guarantees. In connection with these contingent liabilities, after the Spin-off we were required to maintain cash collateral balances at certain institutions of approximately $30 million, which are included in Other Assets in the accompanying Condensed Consolidated Balance Sheet. At March 18, 2000, $309 million represented contingent liabilities to lessors as a result of our assigning our interest in and obligations under real estate leases as a condition to the refranchising of Company restaurants. The $309 million represented the present value of the minimum payments under the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $481 million. The balances of the contingent liabilities primarily reflected our guarantees to support financial arrangements of certain unconsolidated affiliates and restaurant franchisees.

9.   Share Repurchase Program

     In 1999, our Board of Directors authorized the repurchase of up to $350 million of our outstanding Common Stock excluding applicable transaction fees. During the 12 weeks ended March 18, 2000, we repurchased approximately 3.9 million shares for $138 million at an average price per share of $35.58. Since the inception of the Share Repurchase Program, we have repurchased approximately 7.2 million shares for over $270 million.

Management's Discussion and Analysis
of Financial Condition and Results of Operations


Introduction

     TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON," the "Company," "we" or "us") is comprised of the worldwide operations of KFC, Pizza Hut and Taco Bell and is the world's largest quick service restaurant ("QSR") company based on the number of system units. The following Management's Discussion and Analysis ("MD&A") should be read in conjunction with the unaudited Condensed Consolidated Financial Statements which begin on page 3, the Cautionary Statements on page 31 and our annual report on Form 10-K for the fiscal year ended December 25, 1999 ("1999 Form 10-K"). All Note references herein refer to the accompanying notes to the Condensed Consolidated Financial Statements.

     Throughout MD&A, we make reference to ongoing operating profit which represents our operating profit excluding the impact of our facility actions net gain, unusual items and accounting and human resources policy changes in 1999 (collectively, the "accounting changes"). See Note 3 for a discussion of these exclusions. We use ongoing operating profit as a key performance measure of our results of operations for purposes of evaluating performance internally and as the base to forecast future performance. Ongoing operating profit is not a measure defined in generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitution for measures of performance in accordance with GAAP.

Impact of AmeriServe Bankruptcy

     See Note 8 for a complete discussion of the impact of the AmeriServe Food Distribution, Inc. ("AmeriServe") bankruptcy.

Significant Known Events, Trends or Uncertainties Expected to Impact 2000 Comparisons with 1999

     The following factors impacted comparability of operating performance for the quarter ended March 18, 2000 to the quarter ended March 20, 1999 or could impact comparisons for the remainder of 2000. These factors were previously discussed in our 1999 Form 10-K.

     Change in Casualty Loss Estimates
     ---------------------------------

     As described in Note 8, we recorded favorable adjustments to our casualty loss reserves of $30 million in 1999 ($21 million in the first quarter and $9 million in the fourth quarter). The adjustments were related to previously recorded casualty loss estimates determined by our independent actuary for both the current and prior years in which we retained some risk of loss. We believe these favorable adjustments were a direct result of our recent investments in safety and security programs to better manage risk at the store level.

     We will continue to make adjustments both based on our actuary's periodic valuations as well as whenever there are significant changes in the expected costs of settling large claims not contemplated by the actuary. Due to the inherent volatility of our actuarially-determined casualty loss estimates, it is reasonably possible that we will experience changes in estimated losses which could be material to our growth in ongoing operating profit in 2000. However, we currently expect the magnitude of such estimate changes will be less than those experienced in 1999. This expectation is primarily based on indications by our independent actuary that its current loss estimates are based more on the favorable actual loss trends we have achieved in the last few years than the more negative trends we experienced in earlier years. We believe that, since we record our reserves for casualty losses at a 75% confidence level, we have mitigated the negative impact of adverse development and/or volatility.

     Unusual Items
     -------------

     We had unusual items of $4 million ($2 million after-tax) in the first quarter of 2000. See Note 3 for a detailed discussion of our unusual items.

     Impact of New Ventures
     ----------------------

     Consistent with our strategy to focus our capital on key international markets, we entered into agreements in the fourth quarter of 1999 to form new ventures during 2000 in Canada and Poland with our largest franchisees in those markets. We intend to contribute approximately 300 restaurants in Canada and 50 restaurants in Poland in exchange for an equity interest in each venture. These units represented approximately 18% of total International Company units at March 18, 2000. These interests will be accounted for under the equity method. We have not yet determined the timing of the formation of these new ventures.

     Upon formation of these ventures, we will recognize our share of the ventures' net income or loss as equity income from investments in unconsolidated affiliates. Currently, the results from our restaurants are being consolidated. The impact of these transactions on operating results will be similar to the portfolio effect of our refranchising activities, which is described on page 20. These transactions will result in a decline in our Company sales, restaurant margin dollars and general and administrative expenses and an increase in franchise fees. Had these ventures been formed at the beginning of 2000, our International Company sales for the 12 weeks ended March 18, 2000 would have declined approximately 17% as compared to the reported decline of 5%. However, we estimate the overall impact on first quarter 2000 ongoing operating profit would have been favorable.

     Extra Week in 2000
     ------------------

     Our fiscal calendar results in a fifty-third week every five or six years. Fiscal year 2000 will include a fifty-third week in the fourth quarter. This additional week will have a favorable effect on our operating results for 2000.

     Year 2000
     ---------

     As more fully described in our 1999 Form 10-K, we developed and implemented an enterprise-wide plan to prepare our systems for the Year 2000 issue. We incurred approximately $1 million and $8 million of Year 2000 costs in the 12 weeks ended March 18, 2000 and March 20, 1999, respectively. We are essentially complete with all of our Year 2000 activities and currently estimate that the remaining costs to be incurred in 2000 will be insignificant. We incurred Year 2000 costs of approximately $30 million during the 52 weeks ended December 25, 1999.

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

     We have Company and franchised businesses in the adopting member countries, which are preparing for the conversion. Expenditures associated with conversion efforts to date have been insignificant. We currently estimate that our spending over the transition period will be approximately $10 million, related to the conversion in the EMU member countries in which we operate stores. Approximately 60% of these expenditures relate to capital expenditures for new point-of-sale and back-of-restaurant hardware and software to accommodate Euro-denominated transactions. We expect that adoption of the Euro by the U.K. would significantly increase this estimate due to the size of our businesses there relative to our aggregate businesses in the adopting member countries in which we operate.

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

     Store Portfolio Strategy
     ------------------------

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

     The following table summarizes the refranchising activities:

                                            12 Weeks Ended
                                      ----------------------------
                                         3/18/00        3/20/99
                                      -----------    -------------

Number of units refranchised                183            221
Refranchising proceeds, pre-tax       $      83      $     121
Refranchising net gain, pre-tax       $      47      $      37

     In addition to our refranchising program, we have been closing restaurants over the past several years. Restaurants closed include poor performing restaurants, restaurants that are relocated to a new site within the same trade area or U.S. Pizza Hut delivery units consolidated with a new or existing dine-in traditional store which has been remodeled to provide dine-in, carry-out and delivery services within the same trade area. We closed 50 and 82 units in the first quarter of 2000 and 1999, respectively. The store closure costs associated with these units were not significant.

     Overall Company ownership percentage of our total system units was 22.6% at March 18, 2000, which was slightly less than year-end 1999.

     The Portfolio Effect on ongoing operating profit included in our discussions of results of operations represents the estimated impact on Company sales, franchise fees, restaurant margin, general and administrative expenses and operating profit related to our refranchising and store closure initiatives. The amounts presented below reflect the impact from stores that were operated by us for all or some portion of the first quarter of 1999 and are no longer operated by us as of March 18, 2000.

     The following table summarizes the revenue impact of the Portfolio Effect for the 12 weeks ended March 18, 2000:

                                                    U.S.     International    Worldwide
                                                 ---------   -------------   ------------
Company sales from refranchised or
 closed stores                                   $  (231)    $  (55)         $  (286)
Increased franchise fees from Company
 stores refranchised                                  11          3               14
                                                 ---------   -------------   ------------
Reduction in total revenues                      $  (220)    $  (52)         $  (272)
                                                 =========   =============   ============

     The following table summarizes the estimated impact on ongoing operating profit of the Portfolio Effect for the 12 weeks ended March 18, 2000:

                                                    U.S.     International    Worldwide
                                                 ---------   -------------   ------------
Decreased  restaurant  margin  amounts  from
 refranchised  or closed stores                  $   (25)    $   (6)         $   (31)
Increased franchise fees from Company stores
 refranchised                                         11          3               14
General and administrative expense reductions          4          1                5
                                                 ---------   -------------   ------------
Reduction in ongoing operating profit            $   (10)    $   (2)         $   (12)
                                                 =========   =============   ============

     The estimated interest savings resulting from the reduction of debt by the after-tax cash proceeds from our refranchising activities largely mitigated this reduction in ongoing operating profit.

Worldwide Results of Operations
                                        12 Weeks Ended
                                -----------------------------
                                   3/18/00          3/20/99         % B(W)
                                -------------    ------------    -----------
System Sales                    $    4,926       $    4,806           2
                                =============    ============
Revenues
Company sales                   $    1,425       $    1,662         (14)
Franchise and license fees             172              151          13
                                -------------    ------------
  Total Revenues                $    1,597       $    1,813         (12)
                                =============    ============

Company Restaurant Margin       $      201       $      259         (22)
                                =============    ============
    % of Company sales               14.1%            15.6%       (1.5) ppts.
                                =============    ============
Ongoing operating profit        $      199       $      192           3
Accounting changes(a)                    -               10          NM
Facility actions net gain               47               34          39
Unusual items                           (4)               -          NM
                                -------------    ------------
Operating profit                       242              236           2
Interest expense, net                   41               52          22
Income tax provision                    81               78          (4)
                                -------------    ------------
Net Income                      $      120       $      106          13
                                =============    ============
                                                                     21
Diluted earnings per share      $     0.80       $     0.66
                                =============    ============

(a)  See Note 3 for a discussion of our 1999 accounting changes.
--------------------------------------------------------------------------------

Worldwide Restaurant Unit Activity

                                                      Unconsolidated
                                    Company            Affiliates         Franchisees       Licensees         Total
                                 ---------------   -------------------   ---------------   -------------   ------------
 Balance at December 25, 1999          6,981             1,178                18,414           3,409          29,982
 Openings & Acquisitions                  31                 8                   154              69             262
 Refranchising & Licensing              (183)                1                   184              (2)              -
 Closures                                (50)               (8)                  (93)            (83)           (234)
                                 ---------------   -------------------   ---------------   -------------   ------------
 Balance at March 18, 2000             6,779(a)          1,179                18,659           3,393          30,010
                                 ===============   ===================   ===============   =============   ============
 % of Total                            22.6%              3.9%                 62.2%           11.3%          100.0%

(a) Includes 11 Company units approved for closure, but not yet closed at March 18, 2000.
--------------------------------------------------------------------------------

Worldwide System Sales and Revenues

     System sales increased $120 million or 2% in the first quarter. The increase was driven by new unit development at TRICON Restaurants International ("TRI" or "International") and at our three U.S. concepts. U.S. development was primarily at Taco Bell and KFC while International development was primarily in Asia. The increase was partially offset by store closures at our three U.S. concepts and in International.

     Revenues decreased $216 million or 12% due to the expected decline in Company sales of $237 million or 14%. The decline in Company sales was primarily due to the Portfolio Effect. Excluding the Portfolio Effect, Company sales increased $49 million or 4%. The increase was primarily due to new unit development partially offset by volume declines.

     Franchise and license fees grew $21 million or 13% in the first quarter. The growth was primarily driven by units acquired from us and new unit development primarily in International and Taco Bell in the U.S., partially offset by store closures by franchisees and licensees.

Worldwide Company Restaurant Margin

                                                      12 Weeks Ended
                                                 --------------------------
                                                  3/18/00        3/20/99
                                                 ----------    ------------

Company sales                                      100.0%         100.0%
Food and paper                                      31.0           31.7
Payroll and employee benefits                       28.8           27.9
Occupancy and other operating expenses              26.1           24.8
                                                 ----------    ------------
Company restaurant margin                           14.1%          15.6%
                                                 ==========    ============

     Our restaurant margin as a percentage of sales declined approximately 145 basis points in the quarter as compared to the first quarter of 1999. The unfavorable impact of lapping our 1999 accounting changes, which were discussed in our 1999 Form 10-K, caused approximately 35 basis points of the decline. Our restaurant margin included approximately 50 basis points related to the favorable impact of the Portfolio Effect. Excluding these items, the decline was approximately 160 basis points. This decrease included approximately 125 basis points resulting from the absence of $21 million of favorable 1999 U.S. insurance-related adjustments, which are further described on page 13. The remaining decrease was primarily attributable to volume declines in the U.S. and in International as well as the unfavorable impact of the introduction of lower margin chicken sandwiches at KFC in the U.S. The favorable impact of Effective Net Pricing in excess of costs in key International equity markets was fully offset by net cost increases in the U.S. Effective Net Pricing includes increases or decreases in price and the effect of changes in product mix.

Worldwide General and Administrative Expenses ("G&A")

     G&A decreased $32 million or 15% in the quarter. Excluding the 1999 benefit from accounting changes, ongoing G&A decreased $36 million or 16% in the quarter. The decrease was primarily due to the absence of spending at Pizza Hut and Taco Bell on biennial conferences held in 1999 to support our culture initiatives and lower stock-based compensation expense. In addition, G&A declined as a result of lower Year 2000 costs and the favorable impact of the Portfolio Effect as discussed on page 20.

Worldwide Other (Income) Expense

                                                    12 Weeks Ended
                                               -----------------------      %
                                                3/18/00       3/20/99      B(W)
                                               ---------    ----------   -------
Equity income from investments in
 unconsolidated affiliates                     $    (7)     $   (6)         19
Foreign exchange net loss                            -           1          NM
                                               ---------    ----------
Other (income) expense                         $    (7)     $   (5)         31
                                               =========    ==========

Worldwide Facility Actions Net Gain
                                                    12 Weeks Ended
                                               -----------------------      %
                                                3/18/00       3/20/99      B(W)
                                               ---------    ----------   -------
Refranchising net gains                        $    47      $   37          28
Store closure net credits (costs)                    1          (1)         NM
Impairment charges for stores to be closed          (1)         (2)         59
                                               ---------    ----------
Facility actions net gain                      $    47      $   34          39
                                               =========    ==========

     Refranchising net gains included initial franchise fees of $5 million and $7 million for the 12 weeks ended March 18, 2000 and March 20, 1999, respectively. The refranchising net gains arose from refranchising 183 and 221 units in the first quarter of 2000 and 1999, respectively. See pages 19 - 20 for more details regarding our refranchising activities.

     The loss of restaurant margin from the disposal of stores was largely mitigated in income before income taxes by the increased franchise fees from stores refranchised, lower field general and administrative expenses and reduced interest costs primarily resulting from the reduction of debt by the after-tax cash proceeds from our refranchising activities as discussed more fully on pages 19-20. Restaurant margin included the benefit from the suspension of depreciation and amortization on assets held for disposal of an insignificant amount for the first quarter of 2000 and $3 million ($2 million in the U.S. and $1 million in International) for the first quarter of 1999.

     We evaluate stores that will continue to be used in the business for impairment on a semi-annual basis or when impairment indicators exist. Stores that will be closed in the quarter beyond which the closure decision is made are evaluated for impairment in the quarter in which the closure decision is made. Our 2000 refranchising gains, store closure costs and impairment charges are not necessarily indicative of future results.

Worldwide Operating Profit
                                                 12 Weeks Ended
                                             -----------------------
                                              3/18/00      3/20/99      % B(W)
                                             ---------    ----------   ---------

United States ongoing operating profit       $    156     $    175       (11)
International ongoing operating profit             75           56        33
Ongoing unallocated and corporate expenses        (32)         (38)       16
Accounting changes(a)                               -           10        NM
Foreign exchange net loss                           -           (1)       NM
Facility actions net gain                          47           34        39
Unusual items                                      (4)           -        NM
                                             ---------    ----------
Reported operating profit                    $    242     $    236         2
                                             =========    ==========

(a)  See Note 3 for a discussion of our 1999 accounting changes.

     The U.S. and International ongoing operating profit for the first quarter of 2000 are discussed on page 26 and 28, respectively. Facility actions net gain, unusual items and 1999 accounting changes are discussed in Note 3.

     Ongoing unallocated and corporate expenses decreased $6 million or 16% in the first quarter of 2000. The decline was primarily due to lower Year 2000 spending in 2000.

Worldwide Interest Expense, Net
                                                12 Weeks Ended
                                             -----------------------
                                              3/18/00      3/20/99     % B(W)
                                             ---------    ----------   ---------
Interest expense                             $     45     $     56        20
Interest income                                    (4)          (4)        -
                                             ---------    ----------
Interest expense, net                        $     41     $     52        22
                                             =========    ==========

     The decrease in our net interest expense is primarily due to the reduction of debt by the after-tax cash proceeds from our refranchising activities and cash from operations. The net interest expense on the incremental borrowings related to the AmeriServe bankruptcy has been included in Unusual Items on the Condensed Consolidated Statement of Income. The AmeriServe-related net interest expense was insignificant for the 12 weeks ended March 18, 2000.

Worldwide Income Taxes
                                              12 Weeks Ended
                                       -----------------------------
                                         3/18/00         3/20/99
                                       ------------    -------------
  Reported
    Income taxes                       $      81       $      78
    Effective tax rate                     40.1%           42.3%
  Ongoing(a)
    Income taxes                       $      62       $      59
    Effective tax rate                     39.0%           42.6%

(a) Excludes the effects of facility actions net gain, unusual items and 1999 accounting changes. See Note 3 for a discussion of these exclusions.

     The decrease in our effective tax rate compared to 1999 is primarily attributable to a reduction in the tax on our international operations. This reduction included the benefits of becoming eligible for the first time to claim a portion of our available foreign income tax credits against our U.S. income tax liability for foreign taxes paid in 2000.

Diluted Earnings Per Share

The components of diluted earnings per common share were as follows:

                                              12 Weeks Ended(a)
                                        ------------------------------
                                          3/18/00          3/20/99
                                        ------------    --------------
Ongoing operating earnings              $   0.64        $    0.50
Accounting changes                             -             0.04(b)
Facility actions net gain                   0.18             0.12
Unusual items                              (0.02)               -
                                        ------------    --------------
Net income                              $   0.80        $    0.66
                                        ============    ==============

(a) All computations were based on diluted shares of 151 million and 161 million for the 12 weeks ended March 18, 2000 and March 20, 1999, respectively.
(b)  See Note 3 for a discussion of our 1999 accounting changes.

U.S. Results of Operations
                                     12 Weeks Ended
                              -----------------------------
                                3/18/00         3/20/99           % B(W)
                              ------------    -------------     -----------

System Sales                  $   3,205       $   3,220               -
                              ============    =============

Revenues
Company sales                 $   1,047       $   1,264             (17)
Franchise and license fees          115             102              12
                              ------------    -------------
  Total Revenues              $   1,162       $   1,366             (15)
                              ============    =============
Company Restaurant Margin     $     144       $     204             (29)
                              ============    =============
% of Company sales                13.7%           16.1%          (2.4) ppts.
                              ============    =============
Ongoing Operating Profit(a)   $     156       $     175             (11)
                              ============    =============

(a)  Excludes  facility  actions  net gain,  unusual  items and 1999  accounting changes.
--------------------------------------------------------------------------------

U.S. Restaurant Unit Activity

                                    Company         Franchisees      Licensees         Total
                                  ------------    --------------   ------------    ------------
 Balance at December 25, 1999        4,984            12,110           3,100            20,194
 Openings & Acquisitions                18                65              60               143
 Refranchising & Licensing            (122)              124              (2)                -
 Closures                              (41)              (45)            (73)             (159)
                                  ------------    --------------   ------------    ------------
 Balance at March 18, 2000           4,839(a)         12,254           3,085            20,178
                                  ============    ==============   ============    ============
 % of Total                          24.0%             60.7%           15.3%            100.0%

(a) Includes 10 Company units approved for closure, but not yet closed at March 18, 2000.
--------------------------------------------------------------------------------

U.S. System Sales and Revenues

     System sales declined slightly in the first quarter due to store closures, primarily at Pizza Hut and Taco Bell, and same store sales declines. This decrease was almost fully offset by new unit development, led by Taco Bell and KFC.

     Revenues decreased $204 million or 15% due to the expected decline in Company sales of $217 million or 17% in the first quarter of 2000. The decline in Company sales was due to the Portfolio Effect. Excluding the Portfolio Effect, Company sales increased approximately $14 million or 2%. This increase was primarily due to new unit development partially offset by unfavorable Effective Net Pricing and volume declines. The unfavorable Effective Net Pricing was primarily a result of a shift from higher-priced menu items to value-priced menu items at Taco Bell and chicken sandwiches at KFC. The decline in volume was mainly due to the lapping of Pizza Hut's successful first quarter 1999 new product introduction, "The Big New Yorker," partially offset by volume increases at Taco Bell.

     Franchise and license fees increased $13 million or 12%. The increase was driven by units acquired from us and new unit development. These increases were partially offset by store closures and franchisee same store sales declines.

     Blended same store sales for our three U.S. restaurant concepts decreased almost 2%. The decrease was almost equally driven by unfavorable Effective Net Pricing and transaction declines. Same store sales at Taco Bell were slightly favorable due to transaction increases of nearly 3%, primarily driven by the introduction of the "Enchirito" and the fourth quarter 1999 introduction of the "Chalupa." The increase in transactions at Taco Bell was almost fully offset by unfavorable Effective Net Pricing. Same store sales at Pizza Hut declined 2% in the first quarter. The decline was primarily driven by a decrease in transactions of almost 5% compared to the highly successful introduction of "The Big New Yorker" in the first quarter of 1999. This product introduction drove transaction growth of over 9%. The 2000 decrease was partially offset by favorable Effective Net Pricing of over 2%. Same store sales at KFC decreased 3%. The decrease was due to transaction declines of 2% and unfavorable Effective Net Pricing of 1%. The decline in transactions was due in part to lapping successful promotions in the first quarter of 1999, which was KFC's strongest quarter in 1999. KFC did not achieve overall incremental transaction growth in the first quarter of 2000, in spite of its strong growth in its chicken sandwiches, due to the higher than expected negative impact of chicken sandwiches on sales of other products.

U.S. Company Restaurant Margin

                                                          12 Weeks Ended
                                                     ---------------------------
                                                      3/18/00         3/20/99
                                                     -----------     -----------

Company sales                                          100.0%          100.0%
Food and paper                                          29.1            30.5
Payroll and employee benefits                           31.7            29.6
Occupancy and other operating expenses                  25.5            23.8
                                                     -----------     -----------
Company restaurant margin                               13.7%           16.1%
                                                     ===========     ===========

     Our restaurant margin as a percentage of sales declined approximately 240 basis points in the first quarter as compared to the first quarter of 1999. The unfavorable impact of lapping our 1999 accounting changes, which were discussed in our 1999 Form 10-K, caused approximately 45 basis points of the decline. Our restaurant margin included approximately 55 basis points related to the favorable impact of the Portfolio Effect. Excluding these items, the decline was approximately 250 basis points. This decrease included approximately 165 basis points resulting from the absence of $21 million of favorable 1999 insurance-related adjustments, which are further described on page 13. The remaining decrease was primarily attributable to cost increases in excess of Effective Net Pricing and volume declines. The increased costs were driven by higher wage rates, partially offset by a decline in commodity costs, primarily cheese. Volume declines at Pizza Hut and the unfavorable impact of the introduction of lower margin chicken sandwiches at KFC were partially offset by increased volume at Taco Bell.

U.S. Ongoing Operating Profit

     Ongoing operating profit declined $19 million or 11%. As discussed on page 20, the estimated net negative impact due to the Portfolio Effect was approximately $10 million or 6% of our ongoing operating profit for the first quarter of 1999. The remaining decrease was primarily driven by a decline in base restaurant margin of 250 basis points. This decline was partially offset by a significant reduction in G&A. The decrease in G&A was largely due to the absence of the biennial conferences at Pizza Hut and Taco Bell held in 1999 as well as lower stock-based compensation expense.

International Results of Operations

                                      12 Weeks Ended
                                --------------------------
                                  3/18/00        3/20/99          % B(W)
                                -----------    -----------     -----------
System Sales                    $   1,721      $   1,586             9
                                ===========    ===========
Revenues
Company sales                   $     378      $     398            (5)
Franchise and license fees             57             49            16
                                -----------    -----------
   Total Revenues               $     435      $     447            (3)
                                ===========    ===========
Company Restaurant Margin       $      57      $      55             4
                                ===========    ===========
% of Company sales                  15.2%          13.8%         1.4 ppts.
                                ===========    ===========
Ongoing Operating Profit(a)     $      75      $      56            33
                                ===========    ===========

(a)  Excludes  facility  actions  net gain,  unusual  items and 1999  accounting changes.
--------------------------------------------------------------------------------

International Restaurant Unit Activity

                                                       Unconsolidated
                                    Company          Affiliates          Franchisees      Licensees        Total
                                 --------------   ------------------    --------------   ------------    -----------
 Balance at December 25, 1999        1,997              1,178                 6,304           309            9,788
 Openings & Acquisitions                13                  8                    89             9              119
 Refranchising & Licensing             (61)                 1                    60             -                -
 Closures and Divestitures              (9)                (8)                  (48)          (10)             (75)
                                 --------------   ------------------    --------------   ------------    -----------
 Balance at March 18, 2000           1,940(a)           1,179                 6,405           308            9,832
                                 ==============   ==================    ==============   ============    ===========
 % of Total                          19.7%              12.0%                 65.1%           3.2%          100.0%

(a)  Includes 1 Company unit  approved for closure,  but not yet closed at
     March 18, 2000.
--------------------------------------------------------------------------------

International System Sales and Revenues

     System sales increased $135 million or 9% in the first quarter. Excluding the impact from foreign currency translation, system sales increased $121 million or 8%. This increase was driven by new unit development and same store sales growth by our franchisees. This increase was partially offset by store closures, primarily in Asia, Germany and Canada.

     Revenues decreased $12 million or 3%. The decline in Company sales of $20 million or 5% was due to the Portfolio Effect. Excluding the Portfolio Effect, Company sales grew $35 million or 10%. The increase was driven by new unit development, primarily in Asia and Mexico, and favorable Effective Net Pricing.

     Franchise and license fees grew approximately $8 million or 16%. The increase was driven by new unit development, units acquired from us and same store sales growth. These increases were partially offset by store closures.

International Company Restaurant Margin
                                                       12 Weeks Ended
                                                  --------------------------
                                                   3/18/00        3/20/99
                                                  -----------    -----------
Company sales                                       100.0%         100.0%
Food and paper                                       36.1           35.8
Payroll and employee benefits                        20.7           22.3
Occupancy and other operating expenses               28.0           28.1
                                                  -----------    -----------
Company restaurant margin                            15.2%          13.8%
                                                  ===========    ===========

     Our restaurant margin as a percentage of sales increased approximately 135 basis points in the quarter as compared to the first quarter of 1999. Excluding the favorable impact of foreign currency translation, restaurant margin increased approximately 125 basis points. Portfolio Effect contributed approximately 40 basis points to the improvement. Excluding these items, our restaurant margin grew over 85 basis points. China and Australia, which are both key equity markets, were the major contributors to the improvement. New unit development in China and Effective Net Pricing in excess of cost increases in Australia and China were the key drivers. China and Australia experienced volume increases, primarily as a result of same store sales growth, which were more than offset by volume declines in other equity markets.

International Ongoing Operating Profit

     Ongoing operating profit grew $19 million or 33%. As discussed on page 20, the estimated net negative impact due to the Portfolio Effect was approximately $2 million or 4% of our ongoing operating profit for the first quarter of 1999. Excluding this impact, the increase in operating profit was driven by our base restaurant margin improvement of almost 100 basis points, a decline in G&A and higher franchise and license fees. The decline in G&A, excluding the Portfolio Effect, was primarily due to lower headquarters expenses.

Consolidated Cash Flows

     Net cash used in operations decreased $42 million to a use of $18 million for the quarter. Net income before facility actions and all other non-cash charges decreased $69 million to $123 million. The decline was primarily attributable to our portfolio activities over the past year that has led to a net decrease of over 1,300 Company restaurants. Our operating working capital reflected a net use of cash of $141 million for the quarter. As more fully discussed in Note 8, the primary driver of the net use was the program where the Company is temporarily purchasing food and supply inventories directly from third party suppliers for the Tricon system and selling a portion of these supplies to franchisees and licensees (the "Temporary Direct Purchase Program") related to the AmeriServe bankruptcy filing. This impacted our operating working capital as a net use of funds totaling about $164 million. We also withheld payment of Pre-petition Payables to Ameriserve totaling $100 million. The net impact of these two items is reflected in our working capital net use of cash as $194 million use in Accounts and notes receivable, $78 million use in Inventories and $208 million source in Accounts payable and other current liabilities.

     Excluding the impact of the Temporary Direct Purchase Program and the withheld amounts payable to Ameriserve, our operating working capital reflects a net use of $77 million in the quarter versus a net use of $168 million in the prior year. The change versus the prior year is primarily attributable to larger reductions in accrued compensation and casualty loss reserves than in the first quarter of 1999.

     Cash used in investing activities was $100 million in the first quarter of 2000 compared to cash provided of $42 million in the first quarter of 1999. The decline in cash flow from investing activities was primarily due to a net increase in short-term investments of $59 million, a decrease in proceeds from refranchising of $38 million and $31 million advanced to AmeriServe under the DIP Facility which is more fully discussed in Note 8.

     Cash provided by financing activities in the quarter was $131 million compared to cash used in financing activities of $77 million in the same quarter last year. The cash provided was primarily due to increased borrowing under our credit facilities to fund share repurchases as more fully discussed in Note 9 and to finance certain items associated with the AmeriServe bankruptcy as more fully discussed in Note 8.

     Through April 25, 2000, we have repurchased over 800,000 shares for approximately $25 million since the end of the first quarter of 2000.

Financing Activities

     Our primary bank credit agreement, as amended in February 2000, is comprised of a senior, unsecured Term Loan Facility and a $3 billion senior unsecured Revolving Credit Facility (collectively referred to as the "Credit Facilities") which mature on October 2, 2002. Amounts outstanding under our Revolving Credit Facility are expected to fluctuate from time to time, but reductions to our Term Loan Facility cannot be reborrowed. During the 12 weeks ended March 18, 2000, we had net borrowings of over $160 million. The increase was due in part to incremental borrowings of approximately $195 million to finance certain programs associated with the AmeriServe bankruptcy. The increase was also due to the current share repurchase program, which is more fully discussed in Note 9. Our borrowing needs were reduced by the payments we withheld related to the Pre-petition Payables to AmeriServe totaling $100 million. See Note 8 for a discussion of the AmeriServe bankruptcy. We reduced our amount outstanding under the Term Loan Facility at March 18, 2000 to $742 million from $774 million at year-end 1999. Our amount outstanding under the Revolving Credit Facility at March 18, 2000 increased to $1.15 billion from $955 million at year-end 1999. In addition, we had unused Revolving Credit Facility borrowings available aggregating $1.7 billion, net of outstanding letters of credit of $182 million. We believe that we will be able to replace or refinance our Credit Facilities with another form of borrowing including a new credit facility or publicly issued debt, depending on market conditions or terms available at that time. We currently believe we will be able to replace or refinance the Credit Facilities prior to the maturity date.

     The remaining change in total debt was primarily due to an increase in short-term International borrowings, which were repaid early in the second quarter of 2000, and the issuance of a short-term promissory note to acquire temporary control of an unconsolidated affiliate.

     This substantial indebtedness subjects us to significant interest expense and principal repayment obligations, which are limited in the near term, to prepayment events as defined in the credit agreement. Interest on the Credit Facilities is based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin as defined in the credit agreement. Therefore, our future borrowing costs may fluctuate depending upon the volatility in LIBOR. We currently mitigate a portion of our interest rate risk through the use of derivative instruments. See our 1999 Form 10-K and our market risk discussion for further discussions of our interest rate risk.

     We anticipate that our 2000 combined cash flow from operating and refranchising activities will be lower than 1999 levels primarily because of our expectations of reduced refranchising activity. However, we believe it will be sufficient to support our expected capital spending and still allow us to make required debt repayments and buy back shares under our current share repurchase program.

Consolidated Financial Condition

     Assets increased $411 million or 10% to $4.4 billion. The increase is primarily attributable to the impact of the AmeriServe bankruptcy on our operations as more fully discussed in Note 8. Excluding this impact, assets increased $108 million, primarily due to a temporary increase in short-term investments related to short-term borrowings in our International business, which were subsequently repaid in the second quarter of 2000.

     Liabilities increased $379 million or 8% to $4.9 billion. The increase was partially attributable to the impact of the AmeriServe bankruptcy as more fully discussed in Note 8. Excluding this impact, liabilities increased $171 million. This increase was driven by additional borrowings to fund our share repurchase program and short-term borrowings in our International business, which were subsequently repaid in the second quarter. This increase was partially offset by a reduction in accounts payable and incentive compensation accruals.

     Excluding the impact of the AmeriServe bankruptcy, our working capital deficit decreased 13% to approximately $720 million at March 18, 2000 from $832 million at December 25, 1999. The decline was primarily due to a reduction in accounts payable related to seasonal timing and fewer Company restaurants as a result of our portfolio actions. The decrease was also due to a reduction in accrued compensation due to payment or deferral of bonuses to future years under one of our deferred compensation plans.

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

     At March 18, 2000, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $15 million in annual pre-tax earnings. The estimated reduction is based upon the unhedged portion of our variable rate debt and assumes no change in the volume or composition of debt at March 18, 2000. In addition, the fair value of our interest rate derivative contracts would increase approximately $5 million in value to us, and the fair value of our Senior Unsecured Notes would decrease approximately $27 million. Fair value was determined by discounting the projected cash flows.

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

     Company risks and uncertainties include, but are not limited to, the limited experience of our management group in operating the Company as an independent, publicly-owned business; potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo, Inc.; our substantial debt leverage and the attendant potential restriction on our ability to borrow in the future, as well as the substantial interest expense and principal repayment obligations; potential unfavorable variances between estimated and actual liabilities including accruals for wage and hour litigation and the liabilities related to the sale of the non-core businesses; the ongoing business viability of our key distributor of restaurant products and equipment in the United States and our ability to ensure adequate supply of restaurant products  and  equipment  in our stores at  competitive  rates;  our  ability to complete our conversion plans or the ability of our key suppliers to be Euro-compliant; our potential inability to identify qualified franchisees to purchase restaurants at prices we consider appropriate under our strategy to reduce the percentage of system units we operate; volatility of actuarially-determined casualty loss estimates and adoption of new or changes in accounting policies and practices.

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

                     Independent Accountants' Review Report
                     --------------------------------------


The Board of Directors
TRICON Global Restaurants, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") as of March 18, 2000 and the related condensed consolidated statements of income and cash flows for the twelve weeks ended March 18, 2000 and March 20, 1999. These financial statements are the responsibility of TRICON's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TRICON as of December 25, 1999, and the related consolidated statements of operations, cash flows and shareholders' (deficit) equity and comprehensive income for the year then ended not presented herein; and in our report dated February 8, 2000, except as to Note 11, which is as of February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 25, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



KPMG LLP
Louisville, Kentucky
April 25, 2000

              PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

         (a)   Exhibit Index

               EXHIBITS
               --------

               Exhibit 12    Computation of Ratio of Earnings to Fixed Charges

               Exhibit 15 Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants' Acknowledgment)

               Exhibit 27    Financial Data Schedule


         (b)   Reports on Form 8-K

               We filed a Current Report on Form 8-K dated January 31, 2000 attaching a press release addressing the bankruptcy filing of AmeriServe, our primary distributor of food and dry goods in the U.S., and announcing that anticipated fourth quarter and full-year ongoing operating EPS will exceed consensus estimates.

               We filed a Current Report on Form 8-K dated February 10, 2000 attaching our fourth quarter and fiscal year ended December 25, 1999 earnings release dated February 9, 2000.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.







                                   TRICON GLOBAL RESTAURANTS, INC.
                              ---------------------------------------
                                                      (Registrant)






Date:    May 1, 2000
                                       /s/      Robert L. Carleton
                                       -----------------------------------------
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)

                                                                      EXHIBIT 12

                         TRICON Global Restaurants, Inc.
            Ratio of Earnings to Fixed Charges Years Ended 1999-1995
              and 12 Weeks Ended March 18, 2000 and March 20, 1999
                       (in millions except ratio amounts)

                                                                     52 Weeks                                 12 Weeks Ended
                                            -----------------------------------------------------------   -----------------------
                                              1999        1998         1997         1996        1995       3/18/00      3/20/99
                                            ---------    --------    ---------    ---------   ---------   ----------   ----------
Earnings:
Pretax income from continuing operations
  before cumulative effect of accounting
  changes(a)                                  1,038          756         (35)          72        (103)        201          184

Minorities interests in consolidated              -            -           -           (1)          -           -            -
  subsidiaries

Unconsolidated affiliates' interests,
  net(a)                                        (12)         (10)         (3)          (6)         26          (7)          (6)

Interest expense(a)                             218          291         290          310         368          45           56

Interest portion of net rent expense(a)          94          105         118          116         109          19           21
                                            ---------    --------    ---------    ---------   ---------   ----------   ----------
Earnings available for fixed charges          1,338        1,142         370          491         400         258          255
                                            =========    ========    =========    =========   =========   ==========   ==========
Fixed Charges:
Interest Expense(a)                             218          291         290          310         368          45           56

Interest portion of net rent expense(a)          94          105         118          116         109          19           21
                                            ---------    --------    ---------    ---------   ---------   ----------   ----------
Total Fixed Charges                             312          396         408          426         477          64           77
                                            =========    ========    =========    =========   =========   ==========   ==========
Ratio of Earnings to Fixed
  Charges(b)(c)                              4.29x        2.88x       0.91x        1.15x      0.84x       4.03x        3.31x

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

(b) Included the impact of unusual items of $4 million ($2 million after-tax) for the 12 weeks ended March 18, 2000, $51 million ($29 million after-tax) in 1999, $15 million ($3 million after-tax) in 1998, $184 million ($165 million after tax) in 1997, $246 million ($189 million after tax) in 1996 and $457 million ($324 million after tax) in 1995. Excluding the impact of such charges, the ratio of earnings to fixed charges would have been 4.09x, 4.45x, 2.92x, 1.36x, 1.73x and 1.80x for the 12 weeks ended March 18, 2000 and the fiscal years ended 1999, 1998, 1997, 1996 and 1995, respectively.

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

                                                                      EXHIBIT 15

                           Accountants' Acknowledgment


The Board of Directors
TRICON Global Restaurants, Inc.:

We hereby acknowledge our awareness of the use of our report dated April 25, 2000 included within the Quarterly Report on Form 10-Q of TRICON Global Restaurants, Inc. for the twelve weeks ended March 18, 2000, and incorporated by reference in the following Registration Statements:

Description                                       Registration Statement Number

Form S-3/A
Initial Public Offering of Debt Securities                  333-42969

Form S-8s
TRICON Restaurants Puerto Rico, Inc. Save-Up Plan           333-85069
Restaurant Deferred Compensation Plan                       333-36877
Executive Income Deferral Program                           333-36955
TRICON Long-Term Incentive Plan                             333-36895
SharePower Stock Option Plan                                333-36961
TRICON Long-Term Savings Program                            333-36893
Restaurant General Manager Stock Option Plan                333-64547
TRICON Global Restaurants, Inc. Long Term Incentive Plan    333-32052

Pursuant to Rule 436(c) of the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

/s/ KPMG LLP

Louisville, Kentucky
May 1, 2000