Form 10-Q
period 2000-06-10
TRICON GLOBAL RESTAURANTS INC
filed 2000-07-25
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 10, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

Commission file number 1-13163

TRICON GLOBAL RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	13-3951308
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

1441 Gardiner Lane, Louisville, Kentucky	40213
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (502)874-8300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ×   No

     The number of shares outstanding of the Registrant’s Common Stock as of July 21, 2000 was 145,865,632 shares.

TRICON GLOBAL RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions, except per share data - unaudited)

                                                12 Weeks Ended            24 Weeks Ended

                                             ----------------------   ----------------------

                                               6/10/00     6/12/99      6/10/00     6/12/99

                                             ----------  ----------   ----------  ----------

Revenues
Company sales                                $   1,480   $   1,723    $   2,905   $   3,385

Franchise and license fees                         176         163          348         314

                                             ----------  ----------   ----------  ----------

                                                 1,656       1,886        3,253       3,699

                                             ----------  ----------   ----------  ----------

Costs and Expenses, net

Company restaurants
  Food and paper                                   449         534          890       1,062

  Payroll and employee benefits                    407         481          817         944

  Occupancy and other operating expenses           387         437          760         849

                                             ----------  ----------   ----------  ----------

                                                 1,243       1,452        2,467       2,855

General and administrative expenses                195         215          376         428

Other (income) expense                              (8)         (1)         (15)         (6)

Facility actions net gain                          (66)       (133)        (113)       (167)

Unusual items                                       72           4           76           4

                                             ----------  ----------   ----------  ----------

Total costs and expenses, net                    1,436       1,537        2,791       3,114

                                             ----------  ----------   ----------  ----------

Operating Profit                                   220         349          462         585

Interest expense, net                               41          51           82         103

                                             ----------  ----------   ----------  ----------

Income Before Income Taxes                         179         298          380         482

Income Tax Provision                                73         119          154         197

                                             ----------  ----------   ----------  ----------

Net Income                                   $     106   $     179    $     226   $     285

                                             ==========  ==========   ==========  ==========

Basic Earnings Per Common Share              $    0.72   $    1.16    $    1.53   $    1.86

                                             ==========  ==========   ==========  ==========

Diluted Earnings Per Common Share            $    0.71   $    1.10    $    1.50   $    1.76

                                             ==========  ==========   ==========  ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions - unaudited)

                                                                          24 Weeks Ended

                                                                      ----------------------

                                                                        6/10/00     6/12/99

                                                                      ---------- -----------

Cash Flows – Operating Activities

Net Income                                                            $     226   $     285

Adjustments to reconcile net income to net cash provided by

 operating activities:

    Depreciation and amortization                                           163         183

    Facility actions net gain                                              (113)       (167)

    Unusual items                                                            67           1

    Other liabilities and deferred credits                                   (9)         (5)

    Deferred income taxes                                                   (23)        (18)

    Other non-cash charges and credits, net                                  26          36

Changes in operating working capital, excluding effects of

 acquisitions and dispositions:

    Accounts and notes receivable                                          (262)        (50)

    Inventories                                                             (66)          -

    Prepaid expenses and other current assets                                (9)        (22)

    Accounts payable and other current liabilities                           60        (178)

    Income taxes payable                                                     55         122

                                                                      ----------  ----------

    Net change in operating working capital                                (222)       (128)

                                                                      ----------  ----------

Net Cash Provided by Operating Activities                                   115         187
                                                                      ----------  ----------

Cash Flows - Investing Activities

Capital spending                                                           (186)       (152)

Refranchising of restaurants                                                210         397

Acquisition of restaurants                                                    -          (6)

Sales of property, plant and equipment                                       27          18

AmeriServe funding, net                                                     (15)          -

Short-term investments                                                      (15)        (32)

Other, net                                                                   (9)         20

                                                                      ----------  ----------

Net Cash Provided by Investing Activities                                    12         245

                                                                      ----------  ----------

Cash Flows - Financing Activities

Revolving Credit Facility activity, by original maturity

  Three months or less, net                                                 185        (314)

Proceeds from long-term debt                                                  2           3

Payments of long-term debt                                                  (39)        (84)

Short-term borrowings-three months or less, net                              (9)          1

Repurchase shares of common stock                                          (216)          -

Other, net                                                                   20           6

                                                                      ----------  ----------

Net Cash Used In Financing Activities                                       (57)       (388)

                                                                      ----------  ----------

Effect of Exchange Rate on Cash and Cash Equivalents                         (2)          1

                                                                      ----------  ----------

Net Increase in Cash and Cash Equivalents                                    68          45
Cash and Cash Equivalents - Beginning of Period                              89         121
                                                                      ----------  ----------

Cash and Cash Equivalents - End of Period                             $     157   $     166
                                                                      ==========  ==========

--------------------------------------------------------------------------------------------

Supplemental Cash Flow Information

   Interest paid                                                      $      83   $     116

   Income taxes paid                                                         88          95

Significant Non-Cash Investing and Financing Activities:

   Issuance of promissory note to acquire temporary control of an

    unconsolidated affiliate                                          $      25   $       -

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions)

                                                                        6/10/00    12/25/99
                                                                      ----------   ---------
                                                                      (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                             $     157   $      89
Short-term investments, at cost                                              58          48
Accounts and notes receivable, less allowance: $73 in 2000
 and $13 in 1999                                                            422         161
Inventories                                                                 127          61
Prepaid expenses and other current assets                                    75          68
Deferred income taxes                                                        46          59
                                                                      ----------  ----------
      Total Current Assets                                                  885         486

Property, Plant and Equipment, net                                        2,482       2,531
Intangible Assets, net                                                      475         527
Investments in Unconsolidated Affiliates                                    193         170
Other Assets                                                                276         247
                                                                      ----------  ----------
       Total Assets                                                   $   4,311   $   3,961
                                                                      ==========  ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and other current liabilities                        $   1,172   $   1,085
Income taxes payable                                                        151          96
Short-term borrowings                                                       122         117
                                                                      ----------  ----------
      Total Current Liabilities                                           1,445       1,298

Long-term Debt                                                            2,542       2,391
Other Liabilities and Deferred Credits                                      826         825
Deferred Income Taxes                                                         6           7
                                                                      ----------  ----------
      Total Liabilities                                                   4,819       4,521
                                                                      ----------  ----------
Shareholders' Deficit
Preferred stock, no par value, 250 shares authorized; no shares issued        -           -
Common stock, no par value, 750 shares authorized; 146 and 151 shares
  issued in 2000 and 1999, respectively                                   1,106       1,264
Accumulated deficit                                                      (1,465)     (1,691)
Accumulated other comprehensive income                                     (149)       (133)
                                                                      ----------  ----------
      Total Shareholders' Deficit                                          (508)       (560)
                                                                      ----------  ----------
          Total Liabilities and Shareholders' Deficit                 $   4,311   $   3,961
                                                                      ==========  ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)
(Unaudited)

  Financial Statement Presentation

  We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 25, 1999 (“1999 Form 10-K”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Consolidated Financial Statements included in the 1999 Form 10-K.

  Our Financial Statements include TRICON Global Restaurants, Inc. and its wholly owned subsidiaries (collectively referred to as “TRICON”or the “Company”). The Financial Statements include our worldwide operations of KFC, Pizza Hut and Taco Bell. References to TRICON throughout these notes to Financial Statements are made using the first person notations of “we”or “us.”

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

  In our opinion, the accompanying unaudited Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with our 1999 Form 10-K, our financial position as of June 10, 2000, and the results of our operations for the 12 and 24 weeks ended June 10, 2000 and June 12, 1999 and our cash flows for the 24 weeks ended June 10, 2000 and June 12, 1999. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

  Earnings Per Common Share (“EPS”)

                                                           12 Weeks Ended         24 Weeks Ended
                                                     --------------------   --------------------
                                                      6/10/00    6/12/99     6/10/00    6/12/99
                                                     ---------  ---------   ---------  ---------
Net income                                           $    106   $    179    $    226   $    285
                                                     =========  =========   =========  =========
Basic EPS:
Weighted-average common shares outstanding                147        154         148        153
                                                     =========  =========   =========  =========
Basic EPS                                            $   0.72   $   1.16    $   1.53   $   1.86
                                                     =========  =========   =========  =========
Diluted EPS:
Weighted-average common shares outstanding                147        154         148        153
Shares assumed issued on exercise of dilutive share
  equivalents                                              21         26          20         27
Shares assumed purchased with proceeds of dilutive
  share equivalents                                       (19)       (17)        (18)       (18)
                                                     ---------  ---------   ---------  ---------
Shares applicable to diluted earnings                     149        163         150        162
                                                     =========  =========   =========  =========
Diluted EPS                                          $   0.71   $   1.10    $   1.50   $   1.76
                                                     =========  =========   =========  =========

  Unexercised employee stock options to purchase approximately 9.4 million and 9.6 million shares of our Common Stock for the 12 and 24 weeks ended June 10, 2000, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the 12 and 24 weeks ended June 10, 2000.

  Unexercised employee stock options to purchase approximately 379,000 and 190,000 shares of our Common Stock for the 12 and 24 weeks ended June 12, 1999, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the 12 and 24 weeks ended June 12, 1999.

  Items Affecting Comparability of Net Income

  Impact of 1999 Accounting Changes

  As more fully described in our 1999 Form 10-K, our 1999 operating results included the favorable impact of accounting and human resource policy changes of approximately $6 million ($4 million after-tax or $0.02 per diluted share) in the quarter and $16 million ($10 million after-tax or $0.06 per diluted share) year-to-date. The estimated impact of these accounting changes are summarized below:

                          12 Weeks Ended 6/12/99                 24 Weeks Ended 6/12/99
                   -----------------------------------   -----------------------------------
                    Restaurant              Operating     Restaurant               Operating
                      Margin       G&A       Profit         Margin         G&A      Profit
                   -----------  ---------  -----------   ------------  ---------  ----------
U.S.               $       2    $     1    $      3      $     8       $     4    $    12
International              -         (1)         (1)           -            (2)        (2)
Unallocated                -          4           4            -             6          6
                   -----------  ---------  -----------   ------------  ---------  ----------
  Total            $       2    $     4    $      6      $     8       $     8    $    16
                   ===========  =========  ===========   ============  =========  ==========

  Facility Actions Net Gain

  Facility actions net gain consists of three components:

    Gains and losses on sales of our restaurants to new and existing franchisees,
    Costs of closing our underperforming stores and
    Impairment charges both for restaurants we intend to continue to use in the business and for restaurants we intend to close beyond the quarter in which the closure decision is made.
                                                       12 Weeks Ended           24 Weeks Ended
                                                  ----------------------   ---------------------
                                                    6/10/00     6/12/99     6/10/00     6/12/99
                                                  ----------  ----------   ---------  ----------
Refranchising net gains                           $      74   $     141    $    121   $     178
Store closure net (costs) credits                        (4)          1          (3)          -
Impairment charges for stores that will continue
  to be used in the business                             (4)         (7)         (4)         (7)
Impairment charges for stores to be closed                -          (2)         (1)         (4)
                                                  ----------  ----------   ---------  ----------
Facility actions net gain                         $      66   $     133    $    113   $     167
                                                  ==========  ==========   =========  ==========

United States                                     $      69   $     129    $    112   $     162
International                                            (3)          4           1           5
                                                  ----------  ----------   ---------  ----------
                                                  $      66   $     133    $    113   $     167
                                                  ==========  ==========   =========  ==========
Facility actions net gain, after-tax              $      39   $      80    $     65   $      99
                                                  ==========  ==========   =========  ==========

  The following table summarizes Company sales and restaurant margin for the quarter and year-to-date related to stores held for disposal at June 10, 2000 or disposed of during 2000 and 1999. Restaurant margin represents company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses.

                                                          12 Weeks Ended       24 Weeks Ended
                                                     -------------------   -------------------
                                                      6/10/00   6/12/99     6/10/00   6/12/99
                                                     ---------  --------   ---------  --------
Stores held for disposal at June 10, 2000 or
 disposed of during 2000:
  Sales                                              $     38   $    96    $    108   $   191
  Restaurant Margin                                         5        12          13        24

Stores disposed of during all of 1999:
  Sales                                                         $   219               $   475
  Restaurant Margin                                                  23                    52

  The loss of restaurant margin from the disposal of these stores was largely mitigated in net income by the increased franchise fees from stores refranchised, lower field general and administrative expenses and reduced interest costs primarily resulting from the reduction of debt by the after-tax cash proceeds net of working capital from our refranchising activities. The restaurant margin reported above included the benefit from the suspension of depreciation and amortization on assets held for disposal of an insignificant amount in the second quarter of 2000 and $4 million for the second quarter of 1999 and $1 million and $8 million for year-to-date 2000 and 1999, respectively.

  Unusual Items

  Unusual items of $72 million ($46 million after-tax) and $76 million ($49 million after-tax) in the quarter and year-to-date 2000, respectively, primarily included the following: (1) charges for the uncollectability of the debtor-in-possession revolving credit facility from AmeriServe Food Distribution, Inc. (“AmeriServe”) and our exposure under the Replacement Lien, (2) direct incremental costs incurred by TRICON as a result of AmeriServe’s bankruptcy filing and (3) additional costs of defending the wage and hour litigation. These items are more fully described in Note 8.

  Unusual items of $4 million ($2 million after-tax) in the quarter and year-to-date 1999, primarily included the following: (1) additional costs of defending certain wage and hour litigation and (2) additional severance and other exit costs related to strategic decisions to streamline the infrastructure of our international business.

  New Accounting Pronouncements Not Yet Adopted,

  In June 1998, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”(“SFAS 133”). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related change in fair value on the hedged item in the consolidated statement of income, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

  In June 1999, the FASB amended SFAS 133 to extend the required adoption date from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. The amendment was in response to issues identified by FASB constituents regarding implementation difficulties. A company may implement SFAS 133 as of the beginning of any fiscal quarter after issuance, (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. When adopted, SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998 (and, at the company’s election, before January 1, 1999).

  In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,”which amended SFAS 133.

  We plan to adopt these statements on December 31, 2000. We have not yet quantified the effects of adopting SFAS 133, as amended. However, the adoption of these statements could increase volatility in our earnings and other comprehensive income.

  Debt

  Our primary bank credit agreement, as amended in February 2000, is comprised of a senior, unsecured Term Loan Facility and a $3 billion senior unsecured Revolving Credit Facility (collectively referred to as the “Credit Facilities”) which mature on October 2, 2002. Amounts outstanding under our Revolving Credit Facility are expected to fluctuate from time to time, but reductions in our Term Loan Facility cannot be reborrowed. During the 24 weeks ended June 10, 2000, we had net borrowings under our Credit Facilities of $153 million. The increase was due in part to our share repurchase program, which is more fully discussed in Note 9. The increase was also due to cash requirements of approximately $205 million to finance the programs associated with the AmeriServe bankruptcy. Our borrowing needs were reduced by the payments we withheld related to the Pre-Petition Payables to AmeriServe totaling $101 million. See Note 8 for a discussion of the AmeriServe bankruptcy.

  We reduced our amount outstanding under the Term Loan Facility at June 10, 2000 to $742 million from $774 million at December 25, 1999. Our amount outstanding under the Revolving Credit Facility at June 10, 2000 increased to $1.14 billion from $955 million at December 25, 1999. In addition, we had unused Revolving Credit Facility borrowings available aggregating $1.67 billion, net of outstanding letters of credit of $187 million. At June 10, 2000, the weighted average interest rate on our variable rate debt was 6.9%, which included the effects of associated interest rate swaps.

  The remaining change in total debt was primarily due to the issuance of a short-term promissory note, which matures in the third quarter of 2000, to acquire temporary control of an unconsolidated affiliate.

  On February 25, 2000, we entered into an agreement to amend certain terms of our Credit Facilities. This amendment gives us additional flexibility with respect to permitted liens, restricted payments, other permitted investments and transference of certain assets to certain foreign subsidiaries. The related Credit Facilities amendment costs of approximately $2 million were deferred and are being amortized into interest expense over the remaining life of the Credit Facilities.

  Interest expense on the short-term borrowings and long-term debt was $44 million and $53 million for the 12 weeks ended June 10, 2000 and June 12, 1999, respectively, and $89 million and $109 million for the 24 weeks ended June 10, 2000 and June 12, 1999, respectively.

  Comprehensive Income

  Comprehensive income was as follows:

                                             12 Weeks Ended         24 Weeks Ended
                                      ---------------------   ----------------------
                                        6/10/00    6/12/99      6/10/00     6/12/99
                                      ----------  ----------   ----------  ----------

Net income                            $     106   $     179    $     226   $     285
Currency translation adjustment             (15)          1          (16)          6
                                      ----------  ----------   ----------  ----------
Total comprehensive income            $      91   $     180    $     210   $     291
                                      ==========  ==========   ==========  ==========
  Reportable Business Segments
                                                          Revenues
                                      ----------------------------------------------
                                          12 Weeks Ended          24 Weeks Ended
                                      ---------------------   ----------------------
                                        6/10/00    6/12/99      6/10/00     6/12/99
                                      ---------- ----------   ----------  ----------
United States                         $   1,173  $   1,395    $   2,335   $   2,761
International                               483        491          918         938
                                      ---------- ----------   ----------  ----------
                                      $   1,656  $   1,886    $   3,253   $   3,699
                                      ========== ==========   ==========  ==========

                                          Operating Profit; Interest Expense, Net;
                                               And Income Before Income Taxes
                                      ----------------------------------------------
                                         12 Weeks Ended           24 Weeks Ended
                                      ---------------------   ----------------------
                                        6/10/00    6/12/99      6/10/00     6/12/99
                                      ---------- ----------   ----------- ----------
United States                         $     190  $     207    $     346   $     391
International                                68         57          143         112
Unallocated and corporate expenses          (33)       (42)         (65)        (78)
Foreign exchange net gain (loss)              1         (2)           1          (3)
Facility actions net gain                    66        133          113         167
Unusual items                               (72)        (4)         (76)         (4)
                                      ---------- ----------   ----------- ----------
Total Operating Profit                      220        349          462         585
Interest expense, net                       (41)       (51)         (82)       (103)
                                      ---------- ----------   ----------- ----------
Income Before Income Taxes            $     179  $     298    $     380   $     482
                                      ========== ==========   =========== ==========

                                       Identifiable Assets
                                      ---------------------
                                        6/10/00   12/25/99
                                      ---------- ----------
United States                         $   2,396  $   2,478
International                             1,429      1,367
Corporate(a)                                486        116
                                      ---------- ----------
                                      $   4,311  $   3,961
                                      ========== ==========

                                       Long-Lived Assets(b)
                                      ---------------------
                                        6/10/00   12/25/99
                                      ---------- ----------
United States                         $   2,067  $   2,143
International                               848        874
Corporate                                    42         41
                                      ---------- ----------
                                      $   2,957  $   3,058
                                      ========== ==========
    In addition to the assets discussed in our 1999 Form 10-K, identifiable assets also include the receivables and inventory arising from our Temporary Direct Purchase Program associated with the AmeriServe bankruptcy, as more fully discussed in Note 8.
    Includes Property, Plant and Equipment, net and Intangible Assets, net.

  Commitments and Contingencies

  Impact of AmeriServe Bankruptcy

  We and our franchisees and licensees are dependent on frequent replenishment of food ingredients and paper supplies required by our restaurants. We and a large number of our franchisees and licensees operate under multi-year contracts requiring the use of AmeriServe to purchase and make deliveries of most of these supplies.

  AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2000. AmeriServe has advised us that it intends to prepare and file with the Bankruptcy Court a plan of reorganization in the future.

  TRICON, the purchasing cooperative for the TRICON system (the "Purchasing Co-op") and key representatives of the TRICON franchise community are working closely together to proactively address the bankruptcy situation and develop appropriate contingency plans. We continue to take all reasonably prudent actions necessary to ensure continued supply of restaurant products ("supplies") to the TRICON system, and to minimize any incremental costs or exposures related to the AmeriServe bankruptcy. The significant actions that we have taken to date are described below.

  On February 2, 2000, we and Burger King Corporation (then another major AmeriServe customer) agreed to provide a $150 million interim debtor-in-possession ("DIP") revolving credit facility (the "DIP Facility") to AmeriServe. TRICON initially committed to provide up to $100 million of this DIP Facility. In May 2000, we subsequently assigned $30 million of our commitment to a third party, reducing our total commitment under the DIP Facility to $70 million.

  On May 10, 2000, Burger King Corporation announced that it had reached an agreement with AmeriServe providing for the transition of distribution services for approximately 5,900 Burger King system restaurants (substantially all of AmeriServe's Burger King system business) from AmeriServe to one or more alternative distributors. In connection with this transition plan, we and Burger King Corporation reached an agreement with respect to the DIP Facility under which Burger King Corporation assigned to us its $13 million portion of the DIP Facility effective May 19, 2000 and also agreed to make cash payments to us of approximately $37 million (the "Burger King DIP Assignment"). In exchange for the Burger King DIP Assignment, we agreed to assume substantially all of Burger King Corporation's obligations to AmeriServe under the DIP Facility and to secured lenders of AmeriServe under the cash collateral order (including the Replacement Lien obligations described below). Consequently, our total commitment under the DIP Facility has been increased to $120 million. This exposure is reduced by the $13 million of the DIP Facility which had been previously funded by Burger King Corporation. The DIP Facility matures on August 1, 2000; however, we have commenced discussions with AmeriServe to extend the DIP Facility beyond that date.

  At June 10, 2000, gross advances of approximately $75 million had been made to AmeriServe under the DIP Facility (inclusive of the Burger King DIP Assignment of $13 million and amounts assigned to a third party of approximately $15 million), leaving an unfunded DIP Facility commitment of $75 million. We currently expect that continuing operating losses during the bankruptcy proceedings will require AmeriServe to fully utilize the remaining DIP Facility commitment of $75 million and that we will fund our remaining commitment under the DIP Facility (which was approximately $60 million at June 10, 2000). At July 15, 2000, the gross funded DIP Facility was approximately $99 million, and we have advanced our $19 million portion of the $24 million of the additional funding since June 10, 2000.

  Based on our current review and assessment of AmeriServe's capital structure and available assets net of identified claims against AmeriServe by creditors, and after consultation with our external financial advisors and outside bankruptcy counsel, we have concluded that it is probable that the amounts advanced to AmeriServe under the DIP Facility through June 10, 2000 are not recoverable. Accordingly, we have reserved for our exposure under the DIP Facility through June 10, 2000, resulting in a $55 million charge to Unusual Items in the second quarter. This charge includes our $8 million share of a commitment of a portion of the unfunded DIP Facility to pay approximately $10 million of fees for professional services, rendered primarily to AmeriServe in connection with its bankruptcy, which have been incurred but not yet paid. Additionally, absent significant new facts and circumstances, we now believe it unlikely that we will be able to recover further advances to AmeriServe under the DIP Facility and currently expect to reserve our share of future advances as they are made. Any such reserves will be charged to Unusual Items.

  On the bankruptcy date, AmeriServe's pre-bankruptcy secured lenders (the "Secured Lenders") had a lien on certain collateral (consisting primarily of inventory and certain receivables) owned by AmeriServe as of that date (the "Pre-Petition Collateral"). Subsequent to the bankruptcy date, we and the Secured Lenders consented to the entering of a cash collateral order by the Bankruptcy Court pursuant to which the Secured Lenders agreed to allow the Pre-Petition Collateral to be used in the normal course of business by AmeriServe following the bankruptcy date. In exchange, we and Burger King Corporation agreed with the agent for the Secured Lenders to grant a lien in favor of these lenders which extends to inventory that we and Burger King Corporation purchase and the receivables resulting from the sale of this inventory under our respective Temporary Direct Purchase Programs more fully described below (the "Replacement Lien"). The purpose of the Replacement Lien is to provide substitute collateral to the Secured Lenders to the extent the Pre-Petition Collateral has been depleted in the normal course of business since the bankruptcy date and to ensure that Secured Lenders' rights to the assets securing AmeriServe's pre-bankruptcy credit facility are not eroded from the date of the bankruptcy filing.

  Based on information available to us, we have estimated that our Replacement Lien obligation as of June 10, 2000 was $12 million, net of the cash payments received and/or due from Burger King Corporation. This obligation exists primarily because we and Burger King Corporation chose to use a portion of the proceeds from Pre-Petition Collateral sold after the bankruptcy date to partially fund AmeriServe's operating expenses instead of funding these expenses through a draw-down of the DIP Facility and paying the proceeds from the Pre-Petition Collateral directly (or holding them for payment) to the Secured Lenders. We believe it is probable that we will ultimately be required to fund this obligation through the delivery of a portion of our inventory and receivables subject to the Replacement Lien to the Secured Lenders; consequently, we have included our net estimated Replacement Lien obligation as of June 10, 2000 as a charge to Unusual Items in the second quarter. However, it is possible that we may pursue negotiations to settle this obligation in cash at a reduced amount. While we believe that our calculation of the Replacement Lien exposures is accurate and appropriate, disputes exist between the various parties to the bankruptcy as to the balance of the Pre-Petition Collateral and the ultimate computation of the exposures, if any. As we are responsible for any further increases in the Replacement Lien obligation, we intend to record as an Unusual Item any net increases that may occur. However, it is our intention to mitigate further exposure under the Replacement Lien obligation, to the extent practical, by paying (or holding for payment) proceeds from the remaining Pre-Petition Collateral to the Secured Lenders.

  In addition to our participation in the DIP Facility, to help ensure that our supply chain continues to remain open, we are now purchasing (and taking title to) supplies directly from suppliers for use in our restaurants, as well as for resale to our franchisees and licensees who previously purchased supplies from AmeriServe (the "Temporary Direct Purchase Program"). AmeriServe has agreed, for the same fee in effect prior to the bankruptcy filing, to continue to be responsible for distributing the supplies to us and our participating franchisee and licensee restaurants as well as providing ordering, inventory, billing and collection services for us. To date, this arrangement has been effective in ensuring supplies to our restaurants, and we have not experienced any significant supply interruption.

  In connection with our Temporary Direct Purchase Program we are incurring certain costs, including the cost of additional debt required to finance the inventory purchases and to carry the receivables arising from inventory sales to our franchisees and licensees. While we are monitoring AmeriServe's inventory control and collections systems, we may also incur additional costs related to potential inventory obsolescence and uncollectible receivables from our franchisees and licensees. These costs are partially offset by discounts granted by our suppliers for prompt payments.

  We are also incurring other incremental costs as a result of the AmeriServe bankruptcy, primarily professional fees. We have incurred approximately $1 million of these types of costs in the quarter and $2 million year-to-date. These costs have been reported in Unusual Items.

  We purchased approximately $630 million of supplies in the quarter and approximately $920 million of supplies year-to-date. Approximately $633 million and $843 million of supplies were sold primarily to franchisees and licensees or used in Company operations during the quarter and year-to-date, respectively. We have also incurred $68 million and $106 million of systemwide AmeriServe distribution fees for the quarter and year-to-date, respectively. These distribution activities were essentially breakeven in the quarter and on a year-to-date basis before consideration of incremental net interest expense of $3 million in the quarter and $4 million year-to-date which was incurred on the increased borrowings required to finance the Temporary Direct Purchase Program. Under SFAS No. 45, "Accounting for Franchise Fee Revenue," the results of these agency distribution activities are reported on a net basis in the Condensed Consolidated Statement of Income. These net results have been reported in Unusual Items.

  At June 10, 2000, our investment in receivables from franchisees and licensees from sales of supplies under the Temporary Direct Purchase Program was $235 million and our supplies inventory was $70 million. These assets are subject to the Replacement Lien to the extent of any shortfall in the Pre-Petition Collateral as described above. Our payables to suppliers were $144 million. These amounts are included in the respective lines of our Condensed Consolidated Balance Sheet.

  On June 30, 2000, AmeriServe confirmed that, as previously announced, it is exploring a number of strategic alternatives, including the potential sale of substantially all of its assets to another distribution company. AmeriServe also announced that it has entered into preliminary discussions with several parties, including McLane Company, Inc. (a subsidiary of Wal-Mart Stores, Inc.), concerning these strategies. As part of these discussions, we may agree to modify certain terms and conditions of our existing contract with AmeriServe including payment terms, the length of the agreement and the amount of the distribution fee. We do not expect that such changes, if any, would have a material effect on ongoing operations.

  It is our understanding that AmeriServe has not reached any specific agreement with any party regarding the sale of its distribution business, and that the Bankruptcy Court must approve any such agreement before a sale is consummated. We intend to continue to work closely with AmeriServe to facilitate a sale of the AmeriServe business to a buyer or the consummation of another strategic alternative that, in either case, is acceptable to the TRICON system. We are currently engaged, along with our Purchasing Co-op, in contingency planning and believe that we can arrange with an alternative distributor or distributors to meet the needs of the TRICON restaurant system if AmeriServe is not able to consummate an acceptable sale transaction or other strategic alternative, or is otherwise no longer able to adequately service our restaurants. If necessary, we will participate in or enact such a contingency plan; however, at this time we cannot anticipate the potential charges to Unusual Items or impact on ongoing operating profit that may arise from such implementation.

  Currently, we have commenced discussions with certain of the Secured Lenders and other creditors of AmeriServe in an effort to ensure an efficient and cost effective transition of the TRICON system distribution business in the event the assets comprising the AmeriServe distribution business are sold to a third party acceptable to the TRICON system. It is our intention to work with AmeriServe to secure the support of these creditors for such a sale and obtain a global resolution of the various issues, risks and uncertainties to which we are subject as a result of the AmeriServe bankruptcy.

  The AmeriServe bankruptcy poses certain risks and uncertainties to us, as well as to our franchisees and licensees that rely on AmeriServe to distribute supplies to their restaurants. The more significant of these risks and uncertainties are described below. Significant adverse developments in any of these risks or uncertainties could have a material adverse impact on our results of operations, financial condition or cash flows.

  We intend to continue to work with AmeriServe and our suppliers to meet our supply needs while AmeriServe seeks to reorganize through the bankruptcy process - whether through the sale of the business to one or more acceptable distributors or another strategic alternative. There can be no assurance that the DIP Facility will be sufficient to meet AmeriServe's cash requirements as it seeks to reorganize, or that AmeriServe will be successful in arranging additional DIP financing, if needed, on satisfactory terms. Additionally, there can be no assurance that AmeriServe will be able to maintain our supply line indefinitely without additional financing or at our current contractual rates. Due to the uncertainties surrounding AmeriServe's reorganization, we cannot predict the ultimate impact, if any, on our business.

  There can be no assurance that AmeriServe will be successful in selling its distribution business to a third party capable of servicing the TRICON system business, or that a plan of reorganization for AmeriServe will ultimately be confirmed, or if confirmed, what the plan will provide. Nor can there be any assurance that, if such a sale is consummated, we will be successful in reaching a favorable resolution of all of our issues, risks and uncertainties with the various groups of AmeriServe creditors. Finally, although the Replacement Lien exposure has not increased significantly since June 10, 2000, there can be no assurance that our net Replacement Lien exposure to the Secured Lenders will not increase, or that disputes involving the calculation of our Replacement Lien exposure as described above will be resolved in our favor.

  We currently have a multi-year contract with AmeriServe that is subject to the Bankruptcy Court procedures during the reorganization process. While we cannot be required by AmeriServe or any other party to amend this contract, there can be no assurance that a potential buyer of the AmeriServe business would be willing to assume our contract under its current terms, including the rates we currently pay AmeriServe.

  As stated above, in the event AmeriServe is not able to consummate a sale transaction or other strategic alternative, or is otherwise no longer able to adequately service our restaurants, we believe that we can arrange with an alternative distributor or distributors to meet the needs of the TRICON restaurant system. We could, however, experience some short-term delays due to the time required to qualify and contract with, and transition the business to, other distributors. Moreover, there can be no assurance that the cost of these alternatives would be at the same rates and under the same terms contained in our current distribution contract with AmeriServe.

  As previously disclosed, AmeriServe has filed an action in Bankruptcy Court against TRICON seeking payment for fees (including the cost of inventory ) for distribution services rendered by AmeriServe to our restaurants prior to the bankruptcy date. On the advice of legal counsel, we have accrued for, but withheld payment of these fees, which total approximately $101 million, and have asserted a recoupment defense due to certain costs and damages that we have incurred (or may incur) as a result of AmeriServe's failure to perform its contractual obligations to our restaurants both prior to and after the bankruptcy filing. This action has reduced the borrowings we otherwise would have required under our Revolving Credit Facility.

  We believe that our position on recoupment has significant legal merit and intend to vigorously assert this defense. However, there can be no assurance that we will be successful in prosecution of this claim or that we will be able to settle this claim on a basis favorable to the Company. Consequently, we have not recorded any benefit of this potential gain in our Condensed Consolidated Statement of Income. In the event we are successful in recovering under this claim, any benefit would be recorded as an Unusual Item in our Condensed Consolidated Statement of Income.

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

  Casualty Loss Programs and Estimates

  As more fully described in our 1999 Form 10-K, we are currently self-insured for a portion of our current and prior years' losses related to workers' compensation, general liability and automobile liability insurance programs (collectively, "casualty loss(es)"). To mitigate the cost of our exposures for certain casualty losses, we make annual decisions to either retain the risks of loss up to certain per occurrence or maximum loss limits negotiated with our insurance carriers or to fully insure those risks.

  For 2000, we have decided to bundle our risks for casualty losses, property losses and various other insurable risks into one risk pool with a single maximum loss limit. Since all of these risks have been pooled and there are no per occurrence limits for individual claims, it is possible that we may experience increased volatility in property and casualty losses on a quarter-to-quarter basis. This would occur if a significant individual large loss is incurred either early in a program year or when the latest actuarial projection of losses for a program year is significantly below our maximum loss limit. A large loss is defined as a loss in excess of $2 million which was our predominate per occurrence casualty loss limit under our previous insurance program.

  We determine our retained liabilities for casualty losses, including reported claims and those claims that have been incurred but not yet reported, based on information provided by our independent actuary. Beginning in 2000, valuations are being performed two times a year by our actuary and required adjustments will be made in the second and fourth quarters of each year. In the second quarter of 2000, we received a valuation from the actuary based on information through December 31, 1999. Based on this valuation, we recorded an unfavorable adjustment of less than $500,000 principally related to prior years. In the first and fourth quarters of 1999, we received valuations from the actuary based on information through December 31, 1998 and June 30, 1999, respectively. Based on these valuations, we recorded favorable adjustments principally to our prior year casualty loss reserves of $30 million in 1999 ($21 million in the first quarter and $9 million in the fourth quarter) primarily as a result of our independent actuary's changes in its estimate of losses. The 1999 adjustments resulted primarily from improved loss trends related to our 1998 casualty losses across all three of our U.S. operating companies.

  We will continue to make adjustments both based on our actuary's periodic valuations as well as whenever there are significant changes in the expected costs of settling large claims not included in the latest actuarial valuation. Due to the inherent volatility of our actuarially-determined casualty loss estimates, it is reasonably possible that we will experience changes in estimated losses which could be material to our growth in net income in 2000. We believe that, since we record our reserves for casualty losses at a 75% confidence level, we have mitigated the negative impact of adverse development and/or volatility.

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

  On May 11, 1998, a purported class action lawsuit against Pizza Hut, Inc., and one of its franchisees, PacPizza, LLC, entitled Aguardo, et al. v. Pizza Hut, Inc., et al. ("Aguardo"), was filed in the Superior Court of the State of California of the County of San Francisco. The lawsuit was filed by three former Pizza Hut restaurant general managers purporting to represent approximately 1,300 current and former California restaurant general managers of Pizza Hut and PacPizza. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and vacation pay and seeks an unspecified amount in damages. On January 12, 2000, the Court certified a class of approximately 1,300 current and former restaurant general managers. The Court amended the class on June 1, 2000 to include approximately 150 additional current and former restaurant general managers. This lawsuit is in the early discovery phase.

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

  On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. ("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has currently paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. The lawsuit is in the discovery and pre-trial motions phase. A trial date of November 2, 1999 was set. However, on November 1, 1999, the Court issued a proposed order postponing the trial and establishing a pre-trial claims process. The final order regarding the claims process was entered on January 14, 2000. Taco Bell moved for certification of an immediate appeal of the Court-ordered claims process and requested a stay of the proceedings. This motion was denied on February 8, 2000. Taco Bell appealed this decision to the Supreme Court of Oregon and the Court denied Taco Bell's Writ of Mandamus on March 2, 2000. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. A Court ordered pre-trial claims process is underway, and hearings are being held for claimants employed or previously employed in selected Taco Bell restaurants.

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

  In addition, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of June 10, 2000, PepsiCo remains liable for approximately $190 million related to these contingencies. This obligation ends at the time they are released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

  Under the Separation Agreement, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through the Spin-off Date. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through June 10, 2000, there have not been any determinations made by PepsiCo where we would have reached a different determination.

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

  Contingent Liabilities

  We were directly or indirectly contingently liable in the amounts of $373 million and $386 million at June 10, 2000 and December 25, 1999, respectively, for certain lease assignments and guarantees. In connection with certain of these contingent liabilities, after the Spin-off we were required to maintain cash collateral balances at certain institutions of approximately $30 million, which are included in Other Assets in the accompanying Condensed Consolidated Balance Sheet. At June 10, 2000, $304 million represented contingent liabilities to lessors as a result of our assigning our interest in and obligations under real estate leases as a condition to the refranchising of Company restaurants. The $304 million represented the present value of the minimum payments under the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $479 million. The balances of the contingent liabilities primarily reflected our guarantees to support financial arrangements of certain unconsolidated affiliates and franchisees.

  Share Repurchase Program

  In 1999, our Board of Directors authorized the repurchase of up to $350 million of our outstanding Common Stock excluding applicable transaction fees. This Share Repurchase Program was completed in the second quarter of 2000. During the 24 weeks ended June 10, 2000, we repurchased approximately 6.4 million shares for $216 million at an average price per share of $33.72. Since inception of the Share Repurchase Program, we have repurchased approximately 9.8 million shares at an average price of $35.87.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Introduction

     TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON," the "Company," "we" or "us") is comprised of the worldwide operations of KFC, Pizza Hut and Taco Bell and is the world's largest quick service restaurant ("QSR") company based on the number of system units. The following Management's Discussion and Analysis ("MD&A")should be read in conjunction with the unaudited Condensed Consolidated Financial Statements, the Cautionary Statements and our annual report on Form 10-K for the fiscal year ended December 25, 1999 ("1999 Form 10-K"). All Note references herein refer to the accompanying notes to the Condensed Consolidated Financial Statements.

     Throughout MD&A,we make reference to ongoing operating profit which represents our operating profit excluding the impact of our facility actions net gain, unusual items and accounting and human resources policy changes in 1999 (collectively, the "1999 accounting changes"). See Note 3 for a discussion of these exclusions. We use ongoing operating profit as a key performance measure of our results of operations for purposes of evaluating performance internally and as the base to forecast future performance. Ongoing operating profit is not a measure defined in generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitution for measures of performance in accordance with GAAP.

New Accounting Pronouncements

     See Note 4.

Significant Known Events, Trends or Uncertainties Expected to Impact 2000 Comparisons with 1999

     The following factors impacted comparability of operating performance for the quarter and year-to-date ended June 10, 2000 to the quarter and year-to-date ended June 12, 1999 or could impact comparisons for the remainder of 2000. These factors were previously discussed in our 1999 Form 10-K.

     Impact of AmeriServe Bankruptcy

     See Note 8 for a complete discussion of the impact of the AmeriServe Food Distribution, Inc. ("AmeriServe") bankruptcy on the Company.

     Change in Casualty Loss Estimates

     Due to the inherent volatility of our actuarially-determined casualty loss estimates, it is reasonably possible that we will experience changes in estimated losses which could be material to our growth in ongoing operating profit in 2000. However, we currently expect the magnitude of such estimate changes will be less than those experienced in 1999. See Note 8 for a discussion of our casualty loss programs and estimates.

     Unusual Items

     We recorded unusual items of $72 million ($46 million after-tax) and $76 million ($49 million after-tax) in the second quarter and year-to-date 2000, respectively. We also recorded unusual items of $4 million ($2 million after-tax) in the second quarter and year-to-date 1999. See Note 3 for a detailed discussion of our unusual items.

     Impact of New Ventures

     Consistent with our strategy to focus our capital on key international markets, we entered into agreements in the fourth quarter of 1999 to form new ventures during 2000 in Canada and Poland with our largest franchisees in those markets. Subsequent to the end of our second quarter, we contributed over 300 restaurants to a new venture in Canada in exchange for an equity interest in the venture. Along with our partner, the new venture will operate over 600 restaurants. In Poland, we anticipate contributing about 50 restaurants into the new venture. The timing of the formation of the venture in Poland has not yet been determined. The combined total number of restaurants to be contributed into these two ventures represented approximately 18% of the total International Company restaurants at June 10, 2000. Our interest in these ventures will be accounted for under the equity method.

     Upon formation of these ventures, we will recognize our share of the ventures' net income or loss as equity income from investments in unconsolidated affiliates. Currently, the results from our restaurants are being consolidated. The impact of these transactions on operating results will be similar to the Portfolio Effect of our refranchising activities, which is described in Store Portfolio Strategy. These transactions will result in a decline in our Company sales, restaurant margin dollars and general and administrative expenses and an increase in franchise fees. Had these ventures been formed at the beginning of 2000, our International Company sales would have declined approximately 16% for the 12 and 24 weeks ended June 10, 2000, as compared to the reported decline of 3% in the quarter and 4% year-to-date. However, we estimate the overall impact on second quarter and year-to-date 2000 ongoing operating profit would have been favorable.

     Extra Week in 2000

     Our fiscal calendar results in a fifty-third week every five or six years. Fiscal year 2000 will include a fifty-third week in the fourth quarter. This additional week will have a favorable effect on our operating results for 2000.

     Year 2000

     As more fully described in our 1999 Form 10-K, we developed and implemented an enterprise-wide plan to prepare our systems for the Year 2000 issue. We incurred less than $1 million and approximately $10 million of Year 2000 costs in the 12 weeks ended June 10, 2000 and June 12, 1999, respectively, and approximately $2 million and $18 million in the 24 weeks ended June 10, 2000 and June 12, 1999, respectively. We have essentially completed our Year 2000 activities and currently estimate that the remaining costs to be incurred in 2000 will be insignificant. We incurred Year 2000 costs of approximately $30 million during the 52 weeks ended December 25, 1999.

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

     The pace of ultimate consumer acceptance of and our competitors' responses to the Euro are currently unknown and may impact our existing plans. However, we believe that, from a competitive perspective, we will be required to assess the impacts of product price transparency, potentially revise product bundling strategies and create Euro-friendly price points prior to 2002. We do not believe that these activities will have sustained adverse impacts on our businesses. Although the Euro does offer certain benefits to our treasury and procurement activities, these are not currently anticipated to be significant.

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

     Store Portfolio Strategy

     For the past several years, we have been strategically reducing our share of total system units by selling Company restaurants to existing and new franchisees where their expertise can be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and International markets. This portfolio-balancing activity has reduced, and will continue to reduce, our reported revenues and restaurant profits and increase the importance of system sales as a key performance measure.

     We currently expect to refranchise at least 600 restaurants in 2000 compared to over 1,400 in 1999. As a result of this decline, we estimate that our 2000 refranchising gains will be significantly less than our 1999 gains. However, if market conditions are favorable, we may sell more restaurants than the current forecast. We expect the impact of refranchising gains to be even less significant over time as we approach our target of approximately 20 percent Company ownership of the U.S. system, excluding license units.

     The following table summarizes the refranchising activities:

                                          12 Weeks Ended           24 Weeks Ended
                                       ---------------------   ----------------------
                                        6/10/00     6/12/99      6/10/00     6/12/99
                                       ---------  ----------   ----------  ----------

Number of units refranchised                248         450          431         671
Refranchising proceeds, pre-tax        $    127   $     276    $     210   $     397
Refranchising net gain, pre-tax        $     74   $     141    $     121   $     178

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

     The following table summarizes store closure activities for the quarter and year-to-date 2000 and 1999:

                                          12 Weeks Ended            24 Weeks Ended
                                       ---------------------   ----------------------
                                        6/10/00     6/12/99     6/10/00      6/12/99
                                       ---------- ----------   ----------  ----------

Number of units closed                        35         64           85         146
Store closure net cost (credits)       $       4  $      (1)   $       3   $       -

     Overall Company ownership percentage of our total system units was 21.8% at June 10, 2000, a decline of 1.5 percentage points from year-end 1999.

     The Portfolio Effect on ongoing operating profit included in our discussions of results of operations represents the estimated impact on Company sales, franchise fees, restaurant margin, general and administrative expenses and operating profit related to our refranchising and store closure initiatives. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 1999 and are no longer operated by us as of June 10, 2000.

     The following table summarizes the revenue impact of the Portfolio Effect:

                                                                     12 Weeks Ended June 10, 2000
                                                              ----------------------------------------
                                                                 U.S.      International    Worldwide
                                                              ----------  --------------  ------------
Company sales from refranchised or closed stores              $    (230)  $     (52)      $    (282)
Increased franchise fees from Company stores refranchised            11           2              13
                                                              ----------  --------------  ------------
Reduction in total revenues                                   $    (219)  $     (50)      $    (269)
                                                              ==========  ==============  ============

                                                                     24 Weeks Ended June 10, 2000
                                                              ----------------------------------------
                                                                 U.S.      International    Worldwide
                                                              ----------  --------------  ------------
Company sales from refranchised or closed stores              $    (461)  $    (107)      $    (568)
Increased franchise fees from Company stores refranchised            22           5              27
                                                              ----------  --------------  ------------
Reduction in total revenues                                   $    (439)  $    (102)      $    (541)
                                                              ==========  ==============  ============

     The following table summarizes the estimated impact on ongoing operating profit of the Portfolio Effect:

                                                                     12 Weeks Ended June 10, 2000
                                                              ----------------------------------------
                                                                 U.S.      International    Worldwide
                                                              ----------  --------------  ------------
Decreased  restaurant  margin  amounts  from  refranchised
  or closed stores                                            $     (26)  $      (4)      $     (30)
Increased franchise fees from Company stores refranchised            11           2              13
General and administrative expense reductions                         2           2               4
                                                              ----------  --------------  ------------
Reduction in ongoing operating profit                         $     (13)  $       -       $     (13)
                                                              ==========  ==============  ============

                                                                     24 Weeks Ended June 10, 2000
                                                              ----------------------------------------
                                                                 U.S.      International    Worldwide
                                                              ----------  --------------  ------------
Decreased  restaurant  margin  amounts  from  refranchised
  or closed stores                                            $     (51)  $     (10)      $     (61)
Increased franchise fees from Company stores refranchised            22           5              27
General and administrative expense reductions                         6           3               9
                                                              ----------  --------------  ------------
Reduction in ongoing operating profit                         $     (23)  $      (2)      $     (25)
                                                              ==========  ==============  ============

     The estimated interest savings resulting from the reduction of debt by the after-tax cash proceeds net of working capital from our refranchising activities largely mitigated this reduction in ongoing operating profit.

Worldwide Results of Operations

                                     12 Weeks Ended                     24 Weeks Ended
                                ----------------------              ----------------------
                                  6/10/00     6/12/99     % B(W)      6/10/00     6/12/99       % B(W)
                                ----------  ----------   ---------  ----------  ----------    ----------

System Sales(a)                 $   5,014   $   5,002        -      $   9,940   $   9,808         1
                                ==========  ==========              ==========  ==========
Revenues
Company sales                   $   1,480   $   1,723      (14)     $   2,905   $   3,385       (14)
Franchise and license fees            176         163        8            348         314        11
                                ----------  ----------              ----------  ----------
  Total Revenues                $   1,656   $   1,886      (12)     $   3,253   $   3,699       (12)
                                ==========  ==========              ==========  ==========
Company Restaurant Margin       $     237   $     271      (13)     $     438   $     530       (17)
                                ==========  ==========              ==========  ==========
    % of Company sales             16.0%        15.7%    0.3 ppts.      15.1%       15.7%    (0.6) ppts.
                                ==========  ==========              ==========  ==========
Ongoing operating profit        $     226   $     214        6      $     425   $     406         5
Accounting changes(b)                   -           6       NM              -          16        NM
Facility actions net gain              66         133      (50)           113         167       (32)
Unusual items                         (72)         (4)      NM            (76)         (4)       NM
                                ----------  ----------              ----------  ----------
Operating profit                      220         349      (37)           462         585       (21)
Interest expense, net                  41          51       18             82         103        20
Income tax provision                   73         119       38            154         197        22
                                ----------  ----------              ----------  ----------
Net Income                      $     106   $     179      (41)     $     226   $     285       (21)
                                ==========  ==========              ==========  ==========
Diluted earnings per share      $    0.71   $    1.10      (36)     $    1.50   $    1.76       (15)
                                ==========  ==========              ==========  ==========
  Represents combined sales of Company, unconsolidated affiliates, franchise and license restaurants.
  See Note 3 for a discussion of our 1999 accounting changes.

Worldwide Restaurant Unit Activity

                                                 Unconsolidated
                                    Company       Affiliates       Franchisees   Licensees     Total
                                   -----------   --------------   ------------   ---------   --------
 Balance at December 25, 1999         6,981           1,178          18,414        3,409      29,982
 Openings & Acquisitions                 80              38             315          132         565
 Refranchising                         (431)              -             433           (2)          -
 Closures                               (85)            (13)           (188)        (194)       (480)
                                   -----------   --------------   ------------   ---------   --------
 Balance at June 10, 2000             6,545(a)        1,203          18,974        3,345      30,067
                                   ===========   ==============   ============   =========   ========
 % of Total                           21.8%            4.0%           63.1%         11.1%     100.0%
  Includes 12 Company units approved for closure, but not yet closed at June 10, 2000.

Worldwide System Sales and Revenues

     System sales increased slightly in the quarter and $132 million or 1% year-to-date. The year-to-date increase was driven by new unit development. The increase was almost fully offset by store closures and same store sales decreases in the U.S.

     Revenues decreased $230 million or 12% in the quarter and $446 million or 12% year-to-date. Company sales decreased $243 million or 14% and $480 million or 14% in the quarter and year-to-date, respectively. As expected, the decline in Company sales was primarily due to the Portfolio Effect. Excluding the Portfolio Effect, Company sales increased $39 million or 3% in the quarter and $88 million or 3% year-to-date. The increase was primarily due to worldwide new unit development partially offset by U.S. unfavorable Effective Net Pricing and volume declines. Effective Net Pricing includes increases or decreases in price and the effect of changes in product mix.

     Franchise and license fees increased $13 million or 8% in the quarter and $34 million or 11% year-to-date. The growth was primarily driven by units acquired from us and new unit development, partially offset by store closures.

Worldwide Company Restaurant Margin

                                                12 Weeks Ended        24 Weeks Ended
                                             ------------------   -------------------
                                             6/10/00   6/12/99    6/10/00    6/12/99
                                             --------  --------   --------  ---------
Company sales                                 100.0%    100.0%     100.0%     100.0%
Food and paper                                 30.3      31.0       30.6       31.3
Payroll and employee benefits                  27.5      27.9       28.1       27.9
Occupancy and other operating expenses         26.2      25.4       26.2       25.1
                                             --------  --------   --------  ---------
Company restaurant margin                      16.0%     15.7%      15.1%      15.7%
                                             ========  ========   ========  =========

     Restaurant margin as a percentage of sales increased approximately 30 basis points in the quarter as compared to the second quarter of 1999. Our restaurant margin included approximately 90 basis points related to the favorable impact of the Portfolio Effect as well as the unfavorable impact of 10 basis points from lapping our 1999 accounting changes. Excluding these items, our restaurant margin declined approximately 50 basis points. This decrease was primarily driven by the unfavorable impact of a mix shift to lower margin chicken sandwiches at KFC in the U.S. and volume declines at Taco Bell in the U.S.

     Restaurant margin as a percentage of sales decreased approximately 60 basis points year-to-date. Our restaurant margin included the unfavorable impact of approximately 20 basis points from lapping our 1999 accounting changes as well as approximately 70 basis points related to the favorable impact of the Portfolio Effect. Excluding these items, our restaurant margin declined approximately 110 basis points. This decrease included approximately 60 basis points resulting from the absence of $21 million of favorable 1999 U.S. insurance-related adjustments, which are more fully discussed in Note 8. The remaining decrease was driven by the unfavorable impact of a mix shift to lower margin chicken sandwiches at KFC in the U.S. and volume declines at Pizza Hut and Taco Bell in the U.S.

Worldwide General and Administrative Expenses (“G&A”)

     G&A decreased over $20 million or 10% in the quarter and $52 million or 12% year-to-date. Excluding the unfavorable impact from lapping our 1999 accounting changes, ongoing G&A decreased approximately $25 million or 11% and $60 million or 14% in the quarter and year-to-date, respectively. The decrease was primarily due to lower Year 2000 costs, lower incentive and stock-based compensation expense as well as the favorable impact of the Portfolio Effect as discussed in Store Portfolio Strategy. In addition to the items described above, our year-to-date decline was also due to the absence of spending on conferences held in 1999 to support our culture initiatives.

Worldwide Other (Income) Expense

                                          12 Weeks Ended                     24 Weeks Ended
                                        --------------------      %       --------------------      %
                                         6/10/00    6/12/99      B(W)      6/10/00    6/12/99      B(W)
                                        ---------  ---------   --------   ---------  ---------   --------
Equity income from investments in
  unconsolidated affiliates             $    (7)   $    (3)       NM      $   (14)   $    (9)       55
Foreign exchange net (gain) loss             (1)         2        NM           (1)         3        NM
                                        ---------  ---------              ---------  ---------
Other (income) expense                  $    (8)   $    (1)       NM      $   (15)   $    (6)       NM
                                        =========  =========              =========  =========

     Other (income) expense increased $7 million in the quarter and $9 million year-to-date. The increase in equity income from investments in unconsolidated affiliates was primarily due to improved performance by unconsolidated affiliates in China, the United Kingdom and Japan. The increase in foreign exchange net (gain) loss was primarily due to non-recurring gains in 2000 related to the timing of settlements of certain International financial transactions.

Worldwide Facility Actions Net Gain

                                            12 Weeks Ended                 24 Weeks Ended
                                          -------------------     %      -------------------     %
                                          6/10/00    6/12/99     B(W)    6/10/00    6/12/99    B(W)
                                          --------  ---------  -------   --------  ---------  -------
Refranchising net gains                   $    74   $    141     (48)    $   121   $    178     (32)
Store closure net (costs) credits              (4)         1      NM          (3)         -      NM
Impairment charges for stores that will
  continue to be used in the business          (4)        (7)    (37)         (4)        (7)    (35)
Impairment charges for stores to be closed
                                                -         (2)     NM          (1)        (4)    (78)
                                          --------  ---------            --------  ---------
Facility actions net gain                 $    66   $    133     (50)    $   113   $    167     (32)
                                          ========  =========            ========  =========

     We evaluate stores that will continue to be used in the business for impairment on a semi-annual basis or when impairment indicators arise. Stores that will be closed in the quarter beyond which the closure decision is made are evaluated for impairment in the quarter in which the closure decision is made. Our 2000 refranchising gains, store closure costs and impairment charges are not necessarily indicative of future facility action results.

Worldwide Operating Profit

                                              12 Weeks Ended                 24 Weeks Ended
                                          --------------------      %     --------------------     %
                                           6/10/00    6/12/99      B(W)    6/10/00    6/12/99     B(W)
                                          ---------  ---------   ------   ---------  ---------   -------
United States ongoing operating profit    $    190   $    204      (7)    $    346   $    379      (9)
International ongoing operating profit          68         58      20          143        114      26
Ongoing unallocated and corporate expenses     (33)       (46)     29          (65)       (84)     23
Foreign exchange net gain (loss)                 1         (2)     NM            1         (3)     NM
                                          ---------  ---------            ---------  ---------
Ongoing operating profit                       226        214       6          425        406       5
Accounting changes                               -          6      NM            -         16      NM
Facility actions net gain                       66        133     (50)         113        167     (32)
Unusual items                                  (72)        (4)     NM          (76)        (4)     NM
                                          ---------  ---------            ---------  ---------
Reported operating profit                 $    220   $    349     (37)    $    462   $    585     (21)
                                          =========  =========            =========  =========

     The U.S. and International ongoing operating profit for the second quarter and year-to-date 2000 are discussed in the respective sections. 1999 accounting changes, facility actions net gain and unusual items are discussed in Note 3.

        Ongoing unallocated and corporate expenses decreased $13 million or 29% and $19 million or 23% in the quarter and year-to-date, respectively. The decline was primarily due to lower Year 2000 and information technology spending in 2000.

Worldwide Interest Expense, Net

                                   12 Weeks Ended                    24 Weeks Ended
                                 --------------------      %      ----------------------      %
                                  6/10/00    6/12/99      B(W)      6/10/00     6/12/99      B(W)
                                 ---------  ---------   -------   ----------  ----------   -------
Interest expense                 $    44    $   53         16     $   89      $   109         18
Interest income                       (3)       (2)        32         (7)          (6)        20
                                 ---------  ---------             ----------  ----------
Interest expense, net            $    41    $   51         18     $   82      $   103         20
                                 =========  =========             ==========  ==========

     The decrease in our net interest expense is primarily due to the reduction of debt by the after-tax cash proceeds net of working capital from our refranchising activities and cash from operations. As more fully discussed in Note 8, the net interest expense on incremental borrowings related to the AmeriServe bankruptcy has been included in Unusual Items on the Condensed Consolidated Statement of Income.

Worldwide Income Taxes

                                           12 Weeks Ended           24 Weeks Ended
                                       ----------------------   -----------------------
                                         6/10/00     6/12/99      6/10/00      6/12/99
                                       ----------  ----------   -----------  ----------
  Reported
    Income taxes                       $      73   $     119    $     154    $     197
    Effective tax rate                     41.1%       40.0%        40.6%        40.9%
  Ongoing(a)
    Income taxes                       $      72   $      66    $     134    $     125
    Effective tax rate                     39.1%       40.3%        39.0%        41.3%
  Excludes the effects of facility actions net gain, unusual items and 1999 accounting changes. See Note 3 for a discussion of these items.

     The decrease in our year-to-date ongoing effective tax rate compared to 1999 is primarily attributable to a reduction in the tax on our international operations, including the benefits of becoming eligible to claim a portion of our available foreign income tax credits against our U.S. income tax liability for foreign taxes paid in 2000, and adjustments related to prior years.

Diluted Earnings Per Share

The components of diluted earnings per common share were as follows:

                                         12 Weeks Ended(a)     24 Weeks Ended(a)
                                        --------------------  --------------------
                                         6/10/00    6/12/99    6/10/00    6/12/99
                                        ---------  ---------  ---------  ---------
Ongoing operating earnings              $   0.76   $   0.60   $   1.39   $   1.10
Accounting changes(b)                          -       0.02          -       0.06
Facility actions net gain                   0.26       0.49       0.43       0.61
Unusual items                              (0.31)     (0.01)     (0.32)     (0.01)
                                        ---------  ---------  ---------  ---------
Net income                              $   0.71   $   1.10   $   1.50   $   1.76
                                        =========  =========  =========  =========
  All computations were based on diluted shares of 149 million and 163 million for the 12 weeks ended June 10, 2000 and June 12, 1999, respectively, and 150 million and 162 million for the 24 weeks ended June 10, 2000 and June 12, 1999, respectively.
  See Note 3 for a discussion of our 1999 accounting changes.

U.S. Results of Operations

                                  12 Weeks Ended                     24 Weeks Ended
                              ----------------------      %      ----------------------       %
                               6/10/00     6/12/99       B(W)     6/10/00     6/12/99        B(W)
                              ----------  ----------   --------  ----------  ----------    ---------
System Sales                  $   3,271   $   3,389        (4)   $   6,476   $   6,609       (2)
                              ==========  ==========             ==========  ==========
Revenues
Company sales                 $   1,054   $   1,282       (18)   $   2,101   $   2,546      (17)
Franchise and license fees          119         113         6          234         215        9
                              ----------  ----------             ----------  ----------
  Total Revenues              $   1,173   $   1,395       (16)   $   2,335   $   2,761      (15)
                              ==========  ==========             ==========  ==========
Company Restaurant Margin     $     172   $     208       (17)   $     316   $     412      (23)
                              ==========  ==========             ==========  ==========
% of Company sales                16.4%       16.3%    0.1 ppts.     15.1%       16.2%     (1.1) ppts.
                              ==========  ==========             ==========  ==========
Ongoing Operating Profit(a)   $     190   $     204        (7)   $     346   $     379       (9)
                              ==========  ==========             ==========  ==========
  Excludes facility actions net gain, unusual items and 1999 accounting changes.

U.S. Restaurant Unit Activity

                                     Company     Franchisees     Licensees       Total
                                   -----------   -----------   ------------    ---------
 Balance at December 25, 1999         4,984        12,110           3,100        20,194
 Openings & Acquisitions                 30           134             118           282
 Refranchising                         (364)          366              (2)            -
 Closures                               (64)         (104)           (182)         (350)
                                   -----------   -----------   ------------    ---------
 Balance at June 10, 2000             4,586(a)     12,506           3,034        20,126
                                   ===========   ===========   ============    =========
 % of Total                           22.8%         62.1%           15.1%        100.0%
  Includes 11 Company units approved for closure, but not yet closed at June 10, 2000.

U.S. System Sales and Revenues

     System sales declined $118 million or 4% and $133 million or 2% in the quarter and year-to-date, respectively. The decrease was due to systemwide same store sales declines at all three concepts and store closures, primarily at Pizza Hut and Taco Bell. The decline was partially offset by new unit development.

     Revenues decreased $222 million or 16% in the quarter and $426 million or 15% year-to-date. Company sales decreased $228 million or 18% and $445 million or 17% in the quarter and year-to-date, respectively. As expected, the decline in Company sales was due to the Portfolio Effect. Excluding the Portfolio Effect, Company sales increased slightly in the quarter and approximately $16 million or 1% year-to-date. The year-to-date increase was primarily due to new unit development partially offset by unfavorable Effective Net Pricing and volume declines. The unfavorable Effective Net Pricing was primarily a result of a mix shift from higher-priced menu items to value-priced menu items at Taco Bell and chicken sandwiches at KFC.

     Franchise and license fees increased $6 million or 6% in the quarter and $19 million or 9% year-to-date. The increase was driven by units acquired from us and new unit development by franchisees. These increases were partially offset by franchisee same store sales declines and store closures.

     In the second quarter, blended Company same store sales for our three concepts decreased 3% primarily due to a decrease in transactions. Same store sales at Pizza Hut increased 1% in the quarter. The increase was due to favorable Effective Net Pricing of 3% partially offset by a decrease in transactions of 2%. Same store sales at KFC decreased over 3%. The decrease was primarily due to transaction declines. Same store sales at Taco Bell decreased 6% due to transaction decreases of 4% and unfavorable Effective Net Pricing of 2%.

     Year-to-date, blended Company same store sales for our three concepts decreased over 2% primarily driven by transaction declines. Same store sales at Pizza Hut decreased 1% year-to-date. The decrease was due to transaction declines of 4% partially offset by favorable Effective Net Pricing of 3%. Same store sales at KFC decreased 3%. The decrease was due to transaction declines of 2% and unfavorable Effective Net Pricing of 1%. Same store sales at Taco Bell decreased 3% due to unfavorable Effective Net Pricing of 2% and transaction decreases of 1%.

U.S. Company Restaurant Margin

                                               12 Weeks Ended        24 Weeks Ended
                                             ------------------   -------------------
                                             6/10/00   6/12/99    6/10/00    6/12/99
                                             --------  --------   -------   ---------

Company sales                                 100.0%    100.0%     100.0%     100.0%
Food and paper                                 28.0      29.3       28.5       29.9
Payroll and employee benefits                  30.5      30.0       31.1       29.8
Occupancy and other operating expenses         25.1      24.4       25.3       24.1
                                             --------  --------   -------   ---------
Company restaurant margin                      16.4%     16.3%      15.1%      16.2%
                                             ========  ========   =======   =========

     Restaurant margin as a percentage of sales increased approximately 10 basis points in the quarter as compared to the second quarter of 1999. Our restaurant margin included approximately 100 basis points related to the favorable impact of the Portfolio Effect as well as the unfavorable impact of 15 basis points from lapping our 1999 accounting changes. Excluding these items, our restaurant margin declined almost 75 basis points. This decrease was primarily attributable to the unfavorable impact of a mix shift to lower margin chicken sandwiches at KFC and volume declines at Taco Bell. These declines were partially offset by the favorable impact of Effective Net Pricing. Increases in wage rates and other store-level costs were fully offset by a decline in commodity costs, primarily cheese.

     Restaurant margin as a percentage of sales decreased approximately 115 basis points year-to-date. Our restaurant margin included the unfavorable impact of approximately 30 basis points from lapping our 1999 accounting changes as well as approximately 75 basis points related to the favorable impact of the Portfolio Effect.Excluding these items, our restaurant margin declined approximately 160 basis points. This decrease included approximately 85 basis points resulting from the absence of $21 million of favorable 1999 insurance-related adjustments, which are more fully discussed in Note 8. The remaining decrease was driven by the unfavorable impact of a mix shift to lower margin chicken sandwiches at KFC as well as volume declines at Pizza Hut and Taco Bell. Cost increases in excess of Effective Net Pricing also contributed to the decline. These cost increases were due to higher wage rates and other store-level costs in excess of favorable commodity costs, primarily cheese.

U.S. Ongoing Operating Profit

     Ongoing operating profit declined $14 million or 7%. As discussed in Store Portfolio Strategy, the estimated net negative impact due to the Portfolio Effect was approximately $13 million or 6% of our ongoing operating profit for the second quarter of 1999. Excluding the Portfolio Effect, ongoing operating profit was essentially flat.

     Ongoing operating profit declined $33 million or 9% year-to-date. As discussed in Store Portfolio Strategy, the estimated net negative impact due to the Portfolio Effect was approximately $23 million or 6% of our ongoing operating profit for 1999. Excluding the impact of the Portfolio Effect, the decrease was primarily driven by a decline in base restaurant margin of 160 basis points. This decline was partially offset by reduced G&A. The decrease in G&A was largely due to the absence of conferences held in 1999 as well as lower incentive and stock-based compensation.

International Results of Operations

                                     12 Weeks Ended                      24 Weeks Ended
                                ----------------------       %       ---------------------        %
                                 6/10/00     6/12/99        B(W)     6/10/00     6/12/99         B(W)
                                ----------  ----------   ---------  ----------  ----------    ----------
System Sales                    $   1,743   $   1,613         8     $   3,464   $   3,199         8
                                ==========  ==========              ==========  ==========
Revenues
Company sales                   $     426   $     441        (3)    $     804   $     839        (4)
Franchise and license fees             57          50        14           114          99        15
                                ----------  ----------              ----------  ----------
   Total Revenues               $     483   $     491        (2)    $     918   $     938        (2)
                                ==========  ==========              ==========  ==========
Company Restaurant Margin       $      65   $      63         3     $     122   $     118         3
                                ==========  ==========              ==========  ==========
% of Company sales                  15.2%       14.2%    1.0 ppts.      15.1%       14.0%     1.1 ppts.
                                ==========  ==========              ==========  ==========
Ongoing Operating Profit(a)     $      68   $      58        20     $     143   $     114        26
                                ==========  ==========              ==========  ==========
  Excludes facility actions net gain, unusual items and 1999 accounting changes.

International Restaurant Unit Activity

                                                 Unconsolidated
                                     Company       Affiliates     Franchisees    Licensees    Total
                                   -----------   --------------   ------------   ---------   --------
 Balance at December 25, 1999         1,997           1,178           6,304          309       9,788
 Openings & Acquisitions                 50              38             181           14         283
 Refranchising                          (67)              -              67            -           -
 Closures                               (21)            (13)            (84)         (12)       (130)
                                   -----------   --------------   ------------   ---------   --------
 Balance at June 10, 2000             1,959(a)        1,203           6,468          311       9,941
                                   ===========   ==============   ============   =========   ========
 % of Total                           19.7%           12.1%           65.1%         3.1%      100.0%
  Includes 1 Company unit approved for closure, but not yet closed at June 10, 2000.

International System Sales and Revenues

     System sales increased $130 million or 8% and $265 million or 8% in the quarter and year-to-date, respectively. The increase was driven by systemwide new unit development and franchisee same store sales growth. This increase was partially offset by closures of primarily franchised stores.

     Revenues decreased $8 million or 2% in the quarter and $20 million or 2% year-to-date. Company sales decreased $15 million or 3% and $35 million and 4% in the quarter and year-to-date, respectively. As expected, the decline in Company sales was primarily due to the Portfolio Effect. Excluding the Portfolio Effect, Company sales increased $37 million or 10% and $72 million or 10% in the quarter and year-to-date, respectively. The increase was primarily due to new unit development and favorable Effective Net Pricing.

     Franchise and license fees increased $7 million or 14% and $15 million or 15% in the quarter and year-to-date, respectively. Excluding the negative impact of foreign currency translation, franchise and license fees increased $8 million or 16% in the quarter and $16 million or 17% year-to-date. The growth was primarily driven by new unit development, same store sales growth and units acquired from us. These increases were partially offset by store closures.

International Company Restaurant Margin

                                               12 Weeks Ended       24 Weeks Ended
                                             -----------------    -------------------
                                             6/10/00   6/12/99    6/10/00    6/12/99
                                             --------  -------    --------  ---------
Company sales                                 100.0%    100.0%     100.0%     100.0%
Food and paper                                 36.1      35.8       36.1       35.8
Payroll and employee benefits                  20.0      21.7       20.4       22.0
Occupancy and other operating expenses         28.7      28.3       28.4       28.2
                                             --------  -------    --------  ---------
Company restaurant margin                      15.2%     14.2%      15.1%      14.0%
                                             ========  =======    ========  =========

     Restaurant margin as a percentage of sales increased approximately 95 basis points in the quarter as compared to the second quarter of 1999. The Portfolio Effect contributed over 85 basis points to the improvement.

     Restaurant margin as a percentage of sales increased approximately 110 basis points year-to-date. Excluding the Portfolio Effect of 65 basis points, our restaurant margin increased approximately 45 basis points. Australia and China were the major contributors to the improvement. Net Effective Pricing in excess of cost increases in Australia and volume increases in China were the key drivers.

International Ongoing Operating Profit

     Ongoing operating profit grew $10 million or 20% in the quarter. Excluding the unfavorable impact of foreign currency translation, operating profit increased $12 million or 22%. The increase in ongoing operating profit was driven by Company new unit development, higher franchise and license fees and increased income from unconsolidated affiliates. This improvement was partially offset by a slight increase in G&A, net of the Portfolio Effect. As discussed in Store Portfolio Strategy, the total estimated impact due to the Portfolio Effect was insignificant to our total ongoing operating profit for the second quarter of 2000.

     Ongoing operating profit grew $29 million or 26% year-to-date. Excluding the negative impact of the Portfolio Effect, ongoing operating profit grew $31 million or 27% driven by Company new unit development and base restaurant margin improvement of approximately 45 basis points. Higher franchise and license fees and income from unconsolidated affiliates also contributed to the improvement.

Consolidated Cash Flows

     Net cash provided by operating activities decreased $72 million to $115 million. Operating working capital reflected a net use of cash of $222 million. The primary driver of the net use was the Company’s program to temporarily purchase food and supply inventories directly from third party suppliers for the TRICON system and sell a portion of these supplies to franchisees and licensees (the “Temporary Direct Purchase Program”) related to the AmeriServe bankruptcy filing. This program used approximately $205 million of working capital. We also withheld payment of Pre-Petition Payables to Ameriserve totaling $101 million. The net $104 million impact of these two items is reflected in the components of working capital net use of cash as a $246 million use in Accounts and notes receivable, a $70 million use in Inventories and a $212 million source in Accounts payable and other current liabilities. See Note 8 for a discussion of the AmeriServe bankruptcy.

     Excluding the AmeriServe-related items noted above, our operating working capital reflects a net use of $118 million versus a net use of $128 million in the prior year. The change versus the prior year is primarily attributable to the disposition of fewer restaurants in 2000 (516) versus 1999 (817).

     Cash provided by investing activities was $12 million in 2000, compared to $245 million in 1999. The decline in cash flow from investing activities was primarily due to a decrease in proceeds from refranchising of $187 million.

     Cash used in financing activities was $57 million compared to $388 million last year. The decrease in cash used was primarily due to increased net borrowings under our Credit Facilities to fund share repurchases as more fully discussed in Note 9 and to finance the programs associated with the AmeriServe bankruptcy as more fully discussed in Note 8.

Financing Activities

     Our primary bank credit agreement, as amended in February 2000, is comprised of a senior, unsecured Term Loan Facility and a $3 billion senior unsecured Revolving Credit Facility (collectively referred to as the “Credit Facilities”) which mature on October 2, 2002. Amounts outstanding under our Revolving Credit Facility are expected to fluctuate from time to time, but reductions to our Term Loan Facility cannot be reborrowed. During the 24 weeks ended June 10, 2000, we had net borrowings of $153 million. The increase was due in part to the current share repurchase program, which is more fully discussed in Note 9. The increase was also due to cash requirements of approximately $205 million to finance the programs associated with the AmeriServe bankruptcy. Our borrowing needs were reduced by the payments we withheld related to the Pre-Petition Payables to AmeriServe totaling approximately $101 million. See Note 8 for a discussion of the AmeriServe bankruptcy.

     We reduced our amount outstanding under the Term Loan Facility at June 10, 2000 to $742 million from $774 million at year-end 1999. Our amount outstanding under the Revolving Credit Facility at June 10, 2000 increased to $1.14 billion from $955 million at year-end 1999. In addition, we had unused Revolving Credit Facility borrowings available aggregating $1.67 billion, net of outstanding letters of credit of $187 million. We believe that we will be able to replace or refinance our Credit Facilities with another form of borrowing including a new credit facility or publicly issued debt, depending on market conditions or terms available at that time. We currently believe we will be able to replace or refinance the Credit Facilities prior to the maturity date.

     The remaining change in total debt was primarily due to the issuance of a short-term promissory note, which matures in the third quarter of 2000, to acquire temporary control of an unconsolidated affiliate.

     This substantial indebtedness subjects us to significant interest expense and principal repayment obligations, which are limited in the near term, to prepayment events as defined in the credit agreement. Interest on the Credit Facilities is based principally on the London Interbank Offered Rate (“LIBOR”) plus a variable margin as defined in the credit agreement. Therefore, our future borrowing costs may fluctuate depending upon the volatility in LIBOR. We currently mitigate a portion of our interest rate risk through the use of derivative instruments. See our 1999 Form 10-K and our market risk discussion for further discussions of our interest rate risk.

     We anticipate that our 2000 combined cash flows from operating and refranchising activities will be lower than 1999 levels primarily because of our expectations of reduced refranchising activity. However, we believe the Company has adequate financial resources to meet its future needs.

Consolidated Financial Condition

     Assets increased $350 million or 9% to $4.3 billion. The increase is primarily attributable to the impact of the AmeriServe bankruptcy on our operations as more fully discussed in Note 8.

     Liabilities increased $298 million or 7% to $4.8 billion. The increase was partially attributable to the impact of the AmeriServe bankruptcy as more fully discussed in Note 8. Excluding this impact, liabilities increased $86 million driven primarily by cash requirements to fund our share repurchase program.

     Excluding the impact of the AmeriServe bankruptcy, our working capital deficit decreased 9% to approximately $757 million at June 10, 2000 from $832 million at December 25, 1999. The decline was primarily due to a reduction in accounts payable related to seasonal timing, an increase in franchise accounts receivable, fewer Company restaurants as a result of our portfolio actions and a reduction in accrued compensation. These decreases were partially offset by an increase in income taxes payable.

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

     At June 10, 2000, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $18 million in annual pre-tax earnings. The estimated reduction is based upon the unhedged portion of our variable rate debt and assumes no change in the volume or composition of debt at June 10, 2000. In addition, the fair value of our interest rate derivative contracts would decrease approximately $9 million in value to us, and the fair value of our Senior Unsecured Notes would decrease approximately $25 million. Fair value was determined by discounting the projected cash flows.

     Cautionary Statements

     From time to time, in both written reports and oral statements, we present “forward-looking statements”within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,”“will,”“expect,”“anticipate,”“believe,”“plan”and other similar terminology. These “forward-looking statements”reflect our current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and those specific to the industry, and could differ materially from expectations.

     Company risks and uncertainties include, but are not limited to, the limited experience of our management group in operating the Company as an independent, publicly-owned business; potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo, Inc.; our substantial debt leverage and the attendant potential restriction on our ability to borrow in the future, as well as the substantial interest expense and principal repayment obligations; potential unfavorable variances between estimated and actual liabilities including accruals for wage and hour litigation and the liabilities related to the sale of the non-core businesses; the ongoing business viability of our key distributor of restaurant products and equipment in the United States and our ability to ensure adequate supply of restaurant products and equipment in our stores at competitive rates; our ability to complete our conversion plans or the ability of our key suppliers to be Euro-compliant; the ongoing financial viability of our franchisees and licensees; our potential inability to identify qualified franchisees to purchase restaurants at prices we consider appropriate under our strategy to reduce the percentage of system units we operate; volatility of actuarially-determined casualty loss estimates and adoption of new or changes in accounting policies and practices.

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

Independent Accountants’Review Report

The Board of Directors
TRICON Global Restaurants, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries (“TRICON”) as of June 10, 2000 and the related condensed consolidated statement of income for the twelve and twenty-four weeks ended June 10, 2000 and June 12, 1999 and the condensed consolidated statement of cash flows for the twenty-four weeks ended June 10, 2000 and June 12, 1999. These financial statements are the responsibility of TRICON’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TRICON as of December 25, 1999, and the related consolidated statements of operations, cash flows and shareholders’(deficit) equity and comprehensive income for the year then ended not presented herein; and in our report dated February 8, 2000, except as to Note 11, which is as of February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 25, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    KPMG LLP

Louisville, Kentucky
July 17, 2000

PART II - OTHER INFORMATION AND SIGNATAURES

Item 4.         Submission of Matters to a Vote of Security Holders

    Our Annual Meeting of Shareholders was held on May 18, 2000. At the meeting, shareholders elected four directors and ratified the appointment of KPMG LLP as our independent auditors.

    Results of the voting in connection with each item were as follows:

          (a)  Election of Directors            For         Withheld
              -----------------------      --------------  -----------
              D. Ronald Daniel              128,310,947     1,106,338
              Kenneth G. Langone            128,214,657     1,202,628
              Andrall E. Pearson            128,310,889     1,106,396
              John L. Weinberg              125,908,328     3,508,957

    The following directors were not required to stand for re-election at the meeting (the year in which each director’s term expires is indicated in parenthesis):

    James Dimon (2002), Massimo Ferragamo (2002), Robert Holland, Jr. (2001), Sidney Kohl (2001), David C. Novak (2001), Jackie Trujillo (2001), Robert J. Ulrich (2002) and Jeannette S. Wagner (2002).

          (b)                                  For          Against      Abstain
                                           --------------  -----------   ---------
              Ratification of Independent
                Auditors                    128,803,905       187,194     426,186

Item 6.          Exhibits and Reports on Form 8-K

                      (a)    Exhibit Index

EXHIBITS
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants' Acknowledgment)
Exhibit 27	Financial Data Schedule

                      (b)    Reports on Form 8-K

      We filed a Current Report on Form 8-K dated April 27, 2000 attaching our first quarter ended March 18, 2000 earnings release dated April 26, 2000.

      We filed a Current Report on Form 8-K dated May 15, 2000 attaching a press release announcing that we reached an agreement with Burger King Corporation regarding the AmeriServe debtor-in-possession Credit Facility and that AmeriServe has made a claim in Bankruptcy Court seeking payment of fees for distribution services rendered to TRICON-owned restaurants prior to the AmeriServe bankruptcy filing.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

TRICON GLOBAL RESTAURANTS, INC. (Registrant)

Date: July 24, 2000	/s/ Brent A. Woodford Vice President and Controller (Principal Accounting Officer)

EXHIBIT 12

TRICON Global Restaurants, Inc.
Ratio of Earnings to Fixed Charges Years Ended 1999-1995
and 24 Weeks Ended June 10, 2000 and June 12, 1999
(in millions except ratio amounts)

                                                                  52 Weeks                           24 Weeks Ended
                                           ----------------------------------------------------  ----------------------
                                              1999      1998       1997       1996       1995      6/10/00     6/12/99
                                           ---------  --------  ---------  ---------  ---------  ----------  ----------
Earnings:
Pretax income from continuing operations
  before cumulative effect of accounting
  changes(a)                                 1,038        756       (35)        72       (103)       380         482

Minorities interests in consolidated
  subsidiaries                                   -          -         -         (1)         -          -           -

Unconsolidated affiliates' interests,
  net(a)                                       (12)       (10)       (3)        (6)        26         (7)         (4)

Interest expense(a)                            218        291       290        310        368         89         109

Interest portion of net rent expense(a)         94        105       118        116        109         39          43
                                           ---------  --------  ---------  ---------  ---------  ----------  ----------
Earnings available for fixed charges         1,338      1,142       370        491        400        501         630
                                           =========  ========  =========  =========  =========  ==========  ==========
Fixed Charges:
Interest Expense(a)                            218        291       290        310        368         89         109

Interest portion of net rent  expense(a)        94        105       118        116        109         39          43
                                           ---------  --------  ---------  ---------  ---------  ----------  ----------
Total Fixed Charges                            312        396       408        426        477        128         152
                                           =========  ========  =========  =========  =========  ==========  ==========
Ratio of Earnings to Fixed
  Charges(b)(c)                              4.29x      2.88x     0.91x      1.15x      0.84x      3.91x       4.14x
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

  Included the impact of unusual items of $76.5 million ($48.6 million after-tax) for the 24 weeks ended June 10, 2000, $51 million ($29 million after-tax) in 1999, $15 million ($3 million after-tax) in 1998, $184 million ($165 million after tax) in 1997, $246 million ($189 million after tax) in 1996 and $457 million ($324 million after tax) in 1995. Excluding the impact of such charges, the ratio of earnings to fixed charges would have been 4.50x, 4.45x, 2.92x, 1.36x, 1.73x and 1.80x for the 24 weeks ended June 10, 2000 and the fiscal years ended 1999, 1998, 1997, 1996 and 1995, respectively.

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

EXHIBIT 15

Accountants’Acknowledgment

The Board of Directors
TRICON Global Restaurants, Inc.:

We hereby acknowledge our awareness of the use of our report dated July 17, 2000 included within the Quarterly Report on Form 10-Q of TRICON Global Restaurants, Inc. for the twelve and twenty-four weeks ended June 10, 2000, and incorporated by reference in the following Registration Statements:

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
July 24, 2000