Form 10-Q
period 2000-09-02
TRICON GLOBAL RESTAURANTS INC
filed 2000-10-17
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 2, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

Commission file number 1-13163

TRICON GLOBAL RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	13-3951308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Gardiner Lane, Louisville, Kentucky	40213
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (502) 874-8300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ×   No

     The number of shares outstanding of the Registrant’s Common Stock as of October 12, 2000 was 146,267,789 shares.

TRICON GLOBAL RESTAURANTS, INC.

PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
TRICON GLOBAL RESTAURANTS,INC. AND SUBSIDIARIES
(in millions, except per share data - unaudited)

                                         12 Weeks Ended        36 Weeks Ended
                                      --------------------  --------------------
                                       9/02/00    9/04/99    9/02/00    9/04/99
                                      ---------  ---------  ---------  ---------
Revenues
Company sales                         $  1,470   $  1,639   $  4,375   $  5,024
Franchise and license fees                 188        173        536        487
                                      ---------  ---------  ---------  ---------
                                         1,658      1,812      4,911      5,511
                                      ---------  ---------  ---------  ---------
Costs and Expenses, net
Company restaurants
  Food and paper                           455        513      1,345      1,575
  Payroll and employee benefits            395        447      1,212      1,391
  Occupancy and other operating
   expenses                                393        419      1,153      1,268
                                      ---------  ---------  ---------  ---------
                                         1,243      1,379      3,710      4,234
General and administrative expenses        200        202        576        630
Other (income) expense                      (6)        (5)       (21)       (11)
Facility actions net gain                   (3)      (144)      (116)      (311)
Unusual items                               92          3        168          7
                                      ---------  ---------  ---------  ---------
Total costs and expenses, net            1,526      1,435      4,317      4,549
                                      ---------  ---------  ---------  ---------
Operating Profit                           132        377        594        962

Interest expense, net                       39         42        121        145
                                      ---------  ---------  ---------  ---------
Income Before Income Taxes                  93        335        473        817

Income Tax Provision                        34        138        188        335
                                      ---------  ---------  ---------  ---------
Net Income                            $     59   $    197   $    285   $    482
                                      =========  =========  =========  =========
Basic Earnings Per Common Share       $   0.41   $   1.28   $   1.94   $   3.14
                                      =========  =========  =========  =========
Diluted Earnings Per Common Share     $   0.40   $   1.23   $   1.91   $   2.99
                                      =========  =========  =========  =========

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions - unaudited)

                                                               36 Weeks Ended
                                                            --------------------
                                                             9/02/00    9/04/99
                                                            ---------  ---------
Cash Flows - Operating Activities
Net Income                                                  $    285   $    482
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                245        265
    Facility actions net gain                                   (116)      (311)
    Unusual items                                                148          2
    Other liabilities and deferred credits                         6         22
    Deferred income taxes                                        (37)       (42)
    Other non-cash charges and credits, net                       32         51
Changes in operating working capital, excluding effects of
  acquisitions and dispositions:
    Accounts and notes receivable                               (238)       (11)
    Inventories                                                  (68)         7
    Prepaid expenses and other current assets                     (6)       (13)
    Accounts payable and other current liabilities                75       (212)
    Income taxes payable                                          22        214
                                                            ---------  ---------
    Net change in operating working capital                     (215)       (15)
                                                            ---------  ---------
Net Cash Provided by Operating Activities                        348        454
                                                            ---------  ---------
Cash Flows - Investing Activities
Capital spending                                                (313)      (267)
Refranchising of restaurants                                     240        724
Acquisition of restaurants                                       (27)        (6)
Sales of property, plant and equipment                            35         15
AmeriServe funding, net                                          (21)         -
Short-term investments                                           (17)       (78)
Other, net                                                        (8)        (2)
                                                            ---------  ---------
Net Cash (Used In) Provided by Investing Activities             (111)       386
                                                            ---------  ---------
Cash Flows - Financing Activities
Revolving Credit Facility activity, by original maturity
  Three months or less, net                                       45       (685)
Proceeds from long-term debt                                       3          3
Payments of long-term debt                                       (72)      (138)
Short-term borrowings-three months or less, net                    7         (6)
Repurchase shares of common stock                               (216)         -
Other, net                                                        24         15
                                                            ---------  ---------
Net Cash Used In Financing Activities                           (209)      (811)
                                                            ---------  ---------
Effect of Exchange Rate on Cash and Cash Equivalents              (2)         1
                                                            ---------  ---------
Net Increase in Cash and Cash Equivalents                         26         30
Cash and Cash Equivalents - Beginning of Period                   89        121
                                                            ---------  ---------
Cash and Cash Equivalents - End of Period                   $    115   $    151
                                                            =========  =========

--------------------------------------------------------------------------------
Supplemental Cash Flow Information
   Interest paid                                            $    112   $    156
   Income taxes paid                                             160        173
Significant Non-Cash Investing and Financing Activities:
  Issuance of promissory note to acquire temporary control
   of an unconsolidated affiliate                           $     25   $      -
  Contribution of non-cash net assets to an unconsolidated
   affiliate                                                      70          -

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions)

                                                              9/02/00     12/25/99
                                                            -----------  ----------
                                                            (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                   $    115     $     89
Short-term investments, at cost                                   61           48
Accounts and notes receivable, less allowance: $90 in 2000
  and $13 in 1999                                                389          161
Inventories                                                      127           61
Prepaid expenses and other current assets                         71           68
Deferred income taxes                                             46           59
                                                            -----------  ----------
         Total Current Assets                                    809          486

Property, Plant and Equipment, net                             2,479        2,531
Intangible Assets, net                                           446          527
Investments in Unconsolidated Affiliates                         268          170
Other Assets                                                     294          247
                                                            -----------  ----------
         Total Assets                                       $  4,296     $  3,961
                                                            ===========  ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and other current liabilities              $  1,266     $  1,085
Income taxes payable                                             117           96
Short-term borrowings                                            114          117
                                                            -----------  ----------
         Total Current Liabilities                             1,497        1,298

Long-term Debt                                                 2,388        2,391
Other Liabilities and Deferred Credits                           849          825
Deferred Income Taxes                                             10            7
                                                            -----------  ----------
         Total Liabilities                                     4,744        4,521
                                                            -----------  ----------
Shareholders' Deficit
Preferred stock, no par value, 250 shares authorized; no
  shares issued                                                    -            -
Common stock, no par value, 750 shares authorized; 146 and
  151 shares issued in 2000 and 1999, respectively             1,111        1,264
Accumulated deficit                                           (1,406)      (1,691)
Accumulated other comprehensive income                          (153)        (133)
                                                            ------------ ----------
         Total Shareholders' Deficit                            (448)        (560)
                                                            ------------ ----------
             Total Liabilities and Shareholders' Deficit    $  4,296     $  3,961
                                                            ============ ==========

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

       Our Financial Statements include TRICON Global Restaurants, Inc. and its wholly owned subsidiaries (collectively referred to as “TRICON” or the “Company”). The Financial Statements include our worldwide operations of KFC, Pizza Hut and Taco Bell. References to TRICON throughout these notes to Financial Statements are made using the first person notations of “we” or “us.”

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

       In our opinion, the accompanying unaudited Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with our 1999 Form 10-K, our financial position as of September 2, 2000, and the results of our operations for the 12 and 36 weeks ended September 2, 2000 and September 4, 1999 and our cash flows for the 36 weeks ended September 2, 2000 and September 4, 1999. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

  Earnings Per Common Share (“EPS”)
                                                   12 Weeks Ended        36 Weeks Ended
                                              --------------------  --------------------
                                               9/02/00    9/04/99    9/02/00    9/04/99
                                              ---------  ---------  ---------  ---------
Net income                                    $     59   $    197   $    285   $    482
                                              =========  =========  =========  =========

Basic EPS:
Weighted-average common shares outstanding         146        154        147        154
                                              =========  =========  =========  =========
Basic EPS                                     $   0.41   $   1.28   $   1.94   $   3.14
                                              =========  =========  =========  =========

Diluted EPS:
Weighted-average common shares outstanding         146        154        147        154
Shares assumed issued on exercise of dilutive
  share equivalents                                 14         22         18         25
Shares assumed purchased with proceeds of
  dilutive share equivalents                       (13)       (16)       (16)       (18)
                                              ---------  ---------  ---------  ---------
Shares applicable to diluted earnings              147        160        149        161
                                              =========  =========  =========  =========
Diluted EPS                                   $   0.40   $   1.23   $   1.91   $   2.99
                                              =========  =========  =========  =========

       Unexercised employee stock options to purchase approximately 16.2 million and 11.8 million shares of our Common Stock for the 12 and 36 weeks ended September 2, 2000, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the 12 and 36 weeks ended September 2, 2000.

       Unexercised employee stock options to purchase approximately 4.4 million and 1.6 million shares of our Common Stock for the 12 and 36 weeks ended September 4, 1999, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the 12 and 36 weeks ended September 4, 1999.

  Items Affecting Comparability of Net Income

       Impact of 1999 Accounting Changes

       As more fully described in our 1999 Form 10-K, our 1999 operating results included the favorable/(unfavorable) impact of accounting and human resource policy changes of approximately $5 million ($3 million after-tax or $0.02 per diluted share) in the quarter and $21 million ($13 million after-tax or $0.08 per diluted share) year-to-date. The estimated impact of these accounting changes are summarized below:

                         12 Weeks Ended 9/04/99             36 Weeks Ended 9/04/99
                 ----------------------------------  ----------------------------------
                 Restaurant               Operating   Restaurant              Operating
                   Margin        G&A       Profit       Margin       G&A       Profit
                 -----------  ---------  ----------  -----------  ---------  ----------
U.S.             $    -       $   -      $    -      $    8       $    4     $    12
International         -           1           1           -           (1)         (1)
Unallocated           -           4           4           -           10          10
                 -----------  ---------  ----------  -----------  ---------  ----------
  Total          $    -       $   5      $    5      $    8       $   13     $    21
                 ===========  =========  ==========  ===========  =========  ==========

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

                                        12 Weeks Ended       36 Weeks Ended
                                      ------------------  ------------------
                                       9/02/00   9/04/99   9/02/00   9/04/99
                                      --------  --------  --------  --------
Refranchising net gains               $    5    $   154   $   126   $   332
Store closure net costs                   (1)        (2)       (4)       (2)
Impairment charges for stores that
  will continue to be used in the
  business                                 -         (3)       (4)      (10)
Impairment charges for stores to be
  closed                                  (1)        (5)       (2)       (9)
                                      --------  --------  --------  --------
Facility actions net gain             $    3    $   144   $   116   $   311
                                      ========  ========  ========  ========

United States                         $   10    $   144   $   122   $   306
International                             (7)         -        (6)        5
                                      --------  --------  --------  --------
                                      $    3    $   144   $   116   $   311
                                      ========  ========  ========  ========
Facility actions net gain, after-tax  $    3    $    84   $    68   $   183
                                      ========  ========  ========  ========

       The following table summarizes Company sales and restaurant margin for the quarter and year-to-date related to stores held for disposal at September 2, 2000 or disposed of through refranchising or closure during 2000 and 1999. Restaurant margin represents company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses. These amounts do not include the impact of Company stores that have been or are expected to be contributed to new ventures, including unconsolidated affiliates.

                                             12 Weeks Ended       36 Weeks Ended
                                         ------------------  ------------------
                                          9/02/00   9/04/99   9/02/00   9/04/99
                                         --------  --------  --------  --------
Stores held for disposal at September 2,
  2000 or disposed of during 2000:
  Sales                                  $   12    $  103    $  151    $  320
  Restaurant Margin                           -        13        18        41

Stores disposed of during all of 1999:
  Sales                                            $  124              $  599
  Restaurant Margin                                    12                  64

       The loss of restaurant margin from the disposal of these stores was largely mitigated in net income by the increased franchise fees from stores refranchised, lower field general and administrative expenses and reduced interest costs primarily resulting from the deployment of the net after-tax cash proceeds from our refranchising activities. The restaurant margin reported above included the benefit from the suspension of depreciation and amortization on assets held for disposal of $1 million and $4 million for the third quarter of 2000 and 1999, respectively, and $2 million and $12 million for year-to-date 2000 and 1999, respectively.

       Unusual Items

       Unusual items of $92 million ($57 million after-tax) and $168 million ($106 million after-tax) in the quarter and year-to-date 2000, respectively, primarily included the following: (1) charges for the uncollectibility of the debtor-in-possession revolving credit facility from AmeriServe Food Distribution, Inc. (“AmeriServe”) and our exposure under the Replacement Lien, (2) direct incremental costs incurred by TRICON as a result of AmeriServe’s bankruptcy filing, (3) additional costs of defending certain wage and hour litigation and (4) expenses related to the formation of a new unconsolidated affiliate in Canada. The AmeriServe-related items and wage and hour litigation are more fully described in Note 8.

       Unusual items of $3 million ($3 million after-tax) and $7 million ($5 million after-tax) in the quarter and year-to-date 1999, respectively, primarily included the following: (1) additional costs of defending certain wage and hour litigation, (2) severance and other exit costs related to strategic decisions to streamline the infrastructure of our international business and (3) the impairment of enterprise-level goodwill in one of our international businesses.

  New Accounting Pronouncements Not Yet Adopted

       In June 1998, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related change in fair value on the hedged item in the consolidated statement of income, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

       In June 1999, the FASB amended SFAS 133 to extend the required adoption date from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. The amendment was in response to issues identified by FASB constituents regarding implementation difficulties. A company may implement SFAS 133 as of the beginning of any fiscal quarter after issuance, (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. When adopted, SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998 (and, at the company’s election, before January 1, 1999). In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amended SFAS 133.

       We plan to adopt these statements on December 31, 2000, which is the beginning of our 2001 fiscal year. As of the end of the third quarter, we believe we have identified all instruments we currently have in place that will be subject to the requirements of SFAS 133, as amended. Based on the nature and value of the instruments that we identified, we do not believe the impact of adopting SFAS 133, as amended, will be material to our results of operations, financial condition or cash flows. However, the adoption of these statements could increase volatility in our earnings and other comprehensive income.

  Debt

       Our primary bank credit agreement, as amended in February 2000, is comprised of a senior, unsecured Term Loan Facility and a $3 billion senior unsecured Revolving Credit Facility (collectively referred to as the “Credit Facilities”) which mature on October 2, 2002. Amounts outstanding under our Revolving Credit Facility are expected to fluctuate from time to time, but repayments of our Term Loan Facility cannot be reborrowed. During the 36 weeks ended September 2, 2000, we had net repayments under our Credit Facilities of $14 million.

       We reduced our amount outstanding under the Term Loan Facility to $715 million at September 2, 2000 from $774 million at December 25, 1999. Our amount outstanding under the Revolving Credit Facility at September 2, 2000 increased to $1 billion from $955 million at December 25, 1999. In addition, we had unused Revolving Credit Facility borrowings available aggregating $1.8 billion, net of outstanding letters of credit of $165 million. At September 2, 2000, the weighted average interest rate on our variable rate debt was 7.1%, which included the effects of associated interest rate swaps.

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

       Interest expense on the short-term borrowings and long-term debt was $42 million and $48 million for the 12 weeks ended September 2, 2000 and September 4, 1999, respectively, and $131 million and $157 million for the 36 weeks ended September 2, 2000 and September 4, 1999, respectively. These amounts exclude the interest expense on incremental borrowings related to the AmeriServe bankruptcy included in unusual items in the Condensed Consolidated Statement of Income. See Note 8 for a complete discussion of the AmeriServe bankruptcy.

  Comprehensive Income

       Comprehensive income was as follows:

                                        12 Weeks Ended        36 Weeks Ended
                                   --------------------  -------------------
                                    9/02/00    9/04/99    9/02/00   9/04/99
                                   ---------  ---------  ---------  --------

Net income                         $     59   $    197   $    285   $   482
Currency translation adjustment          (4)        (2)       (20)        4
                                   ---------  ---------  ---------  --------
Total comprehensive income         $     55   $    195   $    265   $   486
                                   =========  =========  =========  ========
  Reportable Business Segments
                                                     Revenues
                                   -----------------------------------------
                                      12 Weeks Ended        36 Weeks Ended
                                   --------------------  -------------------
                                    9/02/00    9/04/99    9/02/00   9/04/99
                                   ---------  ---------  ---------  --------
United States                      $  1,166   $  1,318   $  3,501   $ 4,079
International                           492        494      1,410     1,432
                                   ---------  ---------  ---------  --------
                                   $  1,658   $  1,812   $  4,911   $ 5,511
                                   =========  =========  =========  ========

                                      Operating Profit; Interest Expense, Net;
                                         And Income Before Income Taxes
                                   -----------------------------------------
                                      12 Weeks Ended        36 Weeks Ended
                                   --------------------  -------------------
                                    9/02/00    9/04/99    9/02/00    9/04/99
                                   ---------  ---------  ---------  --------
United States                      $    191   $    207   $    537   $   598
International                            76         74        219       186
Unallocated and corporate expenses      (45)       (46)      (110)     (124)
Foreign exchange net (loss) gain         (1)         1          -        (2)
Facility actions net gain                 3        144        116       311
Unusual items                           (92)        (3)      (168)       (7)
                                   ---------  ---------  ---------  --------
Total Operating Profit                  132        377        594       962
Interest expense, net                    39         42        121       145
                                   ---------  ---------  ---------  --------
Income Before Income Taxes         $     93   $    335   $    473   $   817
                                   =========  =========  =========  ========

                                   Identifiable Assets
                                   --------------------
                                    9/02/00   12/25/99
                                   ---------  ---------
United States                      $  2,385   $  2,478
International                         1,464      1,367
Corporate(a)                            447        116
                                   ---------  ---------
                                   $  4,296   $  3,961
                                   =========  =========

                                   Long-Lived Assets(b)
                                   --------------------
                                    9/02/00   12/25/99
                                   ---------  ---------
United States                      $  2,075   $  2,143
International(c)                        808        874
Corporate                                42         41
                                   ---------  ---------
                                   $  2,925   $  3,058
                                   =========  =========
    In addition to the types of assets discussed in our 1999 Form 10-K, identifiable assets include the receivables and inventory arising from our Temporary Direct Purchase Program associated with the AmeriServe bankruptcy, as more fully discussed in Note 8.
    Includes Property, Plant and Equipment, net and Intangible Assets, net.
    The decrease primarily relates to the contribution of Company stores in connection with the formation of a new unconsolidated affiliate in Canada.

  Commitments and Contingencies

       Impact of AmeriServe Bankruptcy

       Overview

       We and our franchisees and licensees are dependent on frequent replenishment of food ingredients and paper supplies required by our restaurants. We and a large number of our franchisees and licensees operate under multi-year contracts requiring the use of AmeriServe to purchase and make deliveries of most of these supplies.

       AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2000. On September 13, 2000, AmeriServe filed a proposed plan of reorganization (the "Proposed POR") with the U.S. Bankruptcy Court.

       We believe that significant progress has been made to date in the resolution of the AmeriServe bankruptcy situation - including the filing of the Proposed POR that provides for the sale of the AmeriServe U.S. distribution business to McLane Company, Inc. ("McLane") as described below. Based on the information currently available to us, it is our expectation that a plan of reorganization will be confirmed and the sale of the AmeriServe U.S. distribution business to McLane will be consummated during the fourth quarter of this year.

       As more fully described below, based upon currently available information and the terms of the Proposed POR, we continue to believe that our total net exposure arising from the AmeriServe bankruptcy reorganization process will be in the range of $150 million to $170 million, and that all of these charges will be recorded as unusual items. We have recorded $87 million and $159 million in the third quarter and year-to-date, respectively. These amounts are described in the text and table set forth below.

       TRICON, the purchasing cooperative for the TRICON system (the "Purchasing Co-op") and key representatives of the TRICON franchise community are continuing to work closely together to proactively address the bankruptcy situation and develop appropriate contingency plans. We continue to take all reasonably prudent actions necessary to ensure continued supply of restaurant products ("supplies") to the TRICON system, and to minimize any incremental costs or exposures related to the AmeriServe bankruptcy. The significant actions that we have taken to date are described below.

       Financial Support Provided to AmeriServe

       On February 2, 2000, we and Burger King Corporation (then another major AmeriServe customer) agreed to provide a $150 million interim debtor-in-possession ("DIP") revolving credit facility (the "DIP Facility") to AmeriServe. TRICON initially committed to provide up to $100 million of this DIP Facility. In May 2000, we subsequently assigned $30 million of our commitment to a third party (the "DIP Assignee"), reducing our total commitment under the DIP Facility to $70 million.

       On May 10, 2000, Burger King Corporation announced that it had reached an agreement with AmeriServe providing for the transition of distribution services for approximately 5,900 Burger King system restaurants (substantially all of AmeriServe's Burger King system business) from AmeriServe to one or more alternative distributors. In connection with this transition plan, we and Burger King Corporation reached an agreement with respect to the DIP Facility under which Burger King Corporation assigned to us its $13 million portion of the DIP Facility effective May 19, 2000 and also agreed to make cash payments to us of approximately $37 million (the "Burger King DIP Assignment"). In exchange for the Burger King DIP Assignment, we agreed to assume substantially all of Burger King Corporation's obligations to AmeriServe under the DIP Facility and to secured lenders of AmeriServe under the cash collateral order (including the Replacement Lien obligations described below). Consequently, our total commitment under the DIP Facility has been increased to $120 million. This exposure is reduced by the $13 million of the DIP Facility which had been previously funded by Burger King Corporation. The original August 1, 2000 maturity date of the DIP Facility has been extended through October 30, 2000, and this date may be further extended in the future by mutual agreement of TRICON, the DIP Assignee and AmeriServe.

       At September 2, 2000, gross advances of approximately $79 million had been made to AmeriServe under the DIP Facility (inclusive of the Burger King DIP Assignment of $13 million and amounts assigned to the DIP Assignee of approximately $16 million). Of the remaining unfunded DIP Facility commitment of $71 million, $41 million has already been incurred and accrued as discussed in the next paragraph. We currently expect that further cash needs during the bankruptcy proceedings will require AmeriServe to fully utilize the remaining DIP Facility commitment and that we will fund our share of the remaining commitment under the DIP Facility (approximately $57 million at September 2, 2000). The gross funded DIP Facility has not increased significantly since the end of the third quarter.

       Based on our current review and assessment of AmeriServe's capital structure and available assets, net of likely claims against AmeriServe by creditors, and after consultation with our external financial advisors and outside bankruptcy counsel, we have concluded that it is probable that the amounts advanced to AmeriServe under the DIP Facility are not recoverable. Accordingly, we have reserved for the incremental exposure arising under the DIP Facility in the third quarter, resulting in a $28 million charge to unusual items. This charge includes our estimated share of commitments to use a portion of the unfunded DIP Facility to pay approximately $41 million of costs already incurred by AmeriServe during its bankruptcy which have not yet been paid. We believe it unlikely that we will recover further advances to AmeriServe under the DIP Facility and expect to reserve for our share of future advances as charges to unusual items.

       On the bankruptcy date, AmeriServe's pre-bankruptcy secured lenders (the "Secured Lenders") had a lien on certain collateral (consisting primarily of inventory and receivables) owned by AmeriServe as of that date (the "Pre-Petition Collateral"). Subsequent to the bankruptcy date, we and the Secured Lenders consented to a cash collateral order by the U.S. Bankruptcy Court under which the Secured Lenders agreed to allow the Pre-Petition Collateral to be used in the normal course of business by AmeriServe following the bankruptcy date. In exchange, we and Burger King Corporation agreed with the agent for the Secured Lenders to grant a lien to these lenders on inventory that we and Burger King Corporation purchase and the receivables resulting from the sale of this inventory under our respective Temporary Direct Purchase Programs more fully described below (the "Replacement Lien"). The purpose of the Replacement Lien is to provide substitute collateral to the Secured Lenders to the extent the Pre-Petition Collateral has been depleted in the normal course of business since the bankruptcy date.

       Based on information available to us, we have estimated that our net Replacement Lien obligation as of September 2, 2000 was $58 million. This obligation exists primarily because we and Burger King Corporation chose to use a portion of the proceeds from Pre-Petition Collateral sold after the bankruptcy date to partially fund AmeriServe's operating expenses instead of funding these expenses through a draw-down of the DIP Facility and making these proceeds available to the Secured Lenders. We believe it is probable that we will ultimately be required to fund this obligation in some form; consequently, we have reserved for the increase in the net estimated Replacement Lien obligation which arose in the third quarter, resulting in a $46 million charge to unusual items. While we believe that our calculation of the Replacement Lien exposure is accurate and appropriate, disputes exist between the various parties to the bankruptcy as to the balance of the Pre-Petition Collateral and the ultimate computation of the exposure. We expect to reserve for any future increases in the Replacement Lien obligation as charges to unusual items.

       Temporary Direct Purchase Program

       During the bankruptcy reorganization proceedings, to help ensure that our supply chain continues to remain open, we are purchasing (and taking title to) supplies directly from suppliers for use in our restaurants, as well as for resale to our franchisees and licensees who previously purchased supplies from AmeriServe (the "Temporary Direct Purchase Program" or "TDPP"). AmeriServe has agreed, for the same fee in effect prior to the bankruptcy filing, to continue to be responsible for distributing the supplies to us and our participating franchisee and licensee restaurants as well as providing ordering, inventory, billing and collection services for us. To date, this arrangement has been effective in ensuring supplies to our restaurants, and we have not experienced any significant supply interruption.

       In connection with the TDPP we are incurring certain costs, including the incremental interest cost of the additional debt required to finance the inventory purchases and to carry the receivables arising from inventory sales to our franchisees and licensees. While we are monitoring AmeriServe's inventory control and collections systems, we may also incur additional costs related to potential inventory obsolescence and uncollectible receivables from our franchisees and licensees.

       These distribution activities generated a $7 million loss in the quarter and on a year-to-date basis before any incremental net interest expense. Under SFAS No. 45, "Accounting for Franchise Fee Revenue," the results of these agency distribution activities are reported on a net basis in the Condensed Consolidated Statement of Income. These net results have been reported in unusual items.

       At September 2, 2000, our receivables from franchisees and licensees for sales of supplies under the TDPP were $231 million and our supplies inventory was $72 million. These assets are subject to the Replacement Lien to the extent of any shortfall in the Pre-Petition Collateral as described above. Our payables to suppliers were $121 million. These amounts are included in the respective lines of our Condensed Consolidated Balance Sheet.

       Interest and Other

       We are charging the incremental net interest expense arising from the net financing needs required by us to fund the AmeriServe bankruptcy reorganization process to unusual items. Net interest expense of $3 million and $7 million have been recorded in the third quarter and year-to-date, respectively. We are also incurring other incremental costs (principally professional fees) as a result of the AmeriServe bankruptcy which are being charged as incurred to unusual items.

       The following is a summary of the AmeriServe related unusual charges:

                                                                36 Weeks
                                    12 Weeks Ended              Ended
                              -----------------------------  ---------
                              3/18/00    6/10/00    9/02/00    9/02/00
                              --------  --------  ---------  ---------
DIP Facility                  $    -    $   55    $    28    $    83
Replacement Lien Obligation        -        12         46         58
TDPP, Interest and Other           2         3         13         18
                              --------  --------  ---------  ---------
Total                         $    2    $   70    $    87    $   159
                              ========  ========  =========  =========

       Payments Withheld from AmeriServe

       As previously disclosed, AmeriServe has filed an action in U.S. Bankruptcy Court against TRICON seeking payment for supplies and distribution services rendered by AmeriServe to our restaurants prior to the bankruptcy date. On the advice of legal counsel, we have accrued for, but withheld payment for these supplies and services, which approximate $101 million, and have asserted a recoupment defense due to certain costs and damages that we have incurred (or may incur) as a result of AmeriServe’s failure to perform its contractual obligations to our restaurants both prior to and after the bankruptcy filing. This action has reduced the borrowings we otherwise would have required under our Revolving Credit Facility.

       Proposed Sale to McLane

       In August 2000, AmeriServe announced that it had reached a definitive agreement, subject to certain conditions, to sell its U.S. distribution business (the “AmeriServe Business”) to McLane, a subsidiary of Wal-Mart Stores, Inc. As part of the proposed sale to McLane, we have agreed to (i) an extension of our sales and distribution agreement for U.S. Company-owned stores with AmeriServe (the “Distribution Agreement”) through October 31, 2010; (ii) a five-percent increase in distribution fees under the Distribution Agreement; and (iii) a reduction in our payable terms for supplies from 30 to 15 days.

       We are currently engaged, along with the Purchasing Co-op, in contingency planning and believe that we can arrange with an alternative distributor or distributors to meet the needs of the TRICON restaurant system if AmeriServe is not able to consummate the sale to McLane or another acceptable purchaser, or is otherwise no longer able to adequately service our restaurants. If necessary, we will participate in or enact such a contingency plan; however, at this time we cannot anticipate the potential charges to unusual items or impact on ongoing operating profit that may arise from such implementation.

       AmeriServe Proposed POR

       On September 13, 2000, AmeriServe filed its Proposed POR with the U.S. Bankruptcy Court. As part of the Proposed POR, which provides for the sale of the AmeriServe Business to McLane, TRICON will fund certain amounts to AmeriServe to facilitate a global settlement with holders of allowed secured and administrative priority claims in the bankruptcy. In exchange, TRICON will receive the proceeds from AmeriServe’s remaining inventory, accounts receivable and certain other assets. We expect that these proceeds will be primarily realized over the next twelve months. In addition, TRICON will receive a first priority claim to proceeds of certain litigation claims held by AmeriServe, including certain avoidance and preference actions, for amounts it has advanced under the DIP Facility and certain financial accommodations it has provided to AmeriServe after the bankruptcy filing date. We expect that any such litigation proceeds, the potential amounts of which are not yet reasonably estimable, will be primarily realized over the next twelve to twenty-four months.

       The Proposed POR also provides for the dismissal of the legal action filed by AmeriServe against TRICON seeking payment of the $101 million in withheld payments as described above. In addition, under the terms of the Proposed POR, TRICON will be completely released from the Replacement Lien obligation. Both of these items have been considered in our estimate of our total net exposure in connection with the AmeriServe bankruptcy reorganization process.

       As stated above, based upon currently available information and the terms of the Proposed POR, we continue to believe our total net exposure arising from the AmeriServe bankruptcy reorganization process will be in the range of $150 million to $170 million, and that all of these charges will be recorded as unusual items.

       Potential Risks and Uncertainties

       The AmeriServe bankruptcy poses certain risks and uncertainties to us, as well as to our franchisees and licensees that rely on AmeriServe to distribute supplies to their restaurants. The more significant of these risks and uncertainties are described below. Significant adverse developments in the AmeriServe plan of reorganization process or the sale of the AmeriServe Business to McLane, or in any of the risks or uncertainties described below, could have a material adverse impact on our results of operations, financial condition or cash flows.

       We intend to continue to work with AmeriServe and our suppliers to meet our supply needs while AmeriServe seeks to reorganize and complete the sale of its business to McLane or another acceptable purchaser. There can be no assurance that the DIP Facility will be sufficient to meet AmeriServe’s cash requirements during this process, or that AmeriServe will be successful in arranging additional DIP financing, if needed, on satisfactory terms. Additionally, there can be no assurance that AmeriServe will be able to maintain our supply line indefinitely without additional financing or at our current contractual rates. Due to the uncertainties surrounding AmeriServe’s reorganization, we cannot predict the ultimate impact of these risks, if any, on our business.

       There can be no assurance that AmeriServe will be successful in selling its U.S. distribution business to McLane or another party capable of servicing the TRICON system business, or that a plan of reorganization for AmeriServe will ultimately be confirmed, or if confirmed, what the plan will provide. Nor can there be any assurance that, if such a sale is consummated, we will be successful in reaching a favorable resolution of all of our issues, risks and uncertainties with the various groups of AmeriServe creditors. Finally, in the event the proposed POR is not confirmed, there can be no assurance that our net Replacement Lien exposure to the Secured Lenders will not increase, or that disputes involving the calculation of our Replacement Lien exposure as described above will be resolved in our favor.

       As stated above, in the event AmeriServe is not able to consummate a sale transaction to McLane or another acceptable purchaser, or is otherwise no longer able to adequately service our restaurants, we believe that we can arrange with an alternative distributor or distributors to meet the needs of the TRICON restaurant system. We could, however, experience some short-term delays due to the time required to qualify and contract with, and transition the business to, other distributors. Moreover, there can be no assurance that the cost of these alternatives would be at the same rates and under the same terms contained in our current distribution contract with AmeriServe, or those proposed in connection with the sale of the AmeriServe Business to McLane.

       Without regard to the final outcome of the AmeriServe bankruptcy proceedings, it is our intention to take whatever steps are reasonably required to ensure continued supply of restaurant products and equipment to the TRICON system. To the extent we incur any incremental ongoing costs as a result of the AmeriServe bankruptcy or actions related thereto, we intend to mitigate those costs to the extent possible through other reasonable management actions.

       Casualty Loss Programs and Estimates

       As more fully described in our 1999 Form 10-K, we are currently self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general liability and automobile liability insurance programs (collectively, “casualty loss(es)”). To mitigate the cost of our exposures for certain casualty losses, we make annual decisions to either retain the risks of loss up to certain maximum per occurrence or aggregate loss limits negotiated with our insurance carriers or to fully insure those risks.

       For 2000, we have decided to bundle our risks for casualty losses, property losses and various other insurable risks into one risk pool with a single maximum loss limit. Since all of these risks have been pooled and there are no per occurrence limits for individual claims, it is possible that we may experience increased volatility in property and casualty losses on a quarter-to-quarter basis. This would occur if a significant individual large loss is incurred either early in a program year or when the latest actuarial projection of losses for a program year is significantly below our maximum aggregate loss limit. A large loss is defined as a loss in excess of $2 million which was our predominate per occurrence casualty loss limit under our previous insurance program.

       We determine our retained liabilities for casualty losses, including reported claims and those claims that have been incurred but not yet reported, based on information provided by our independent actuary. Beginning in 2000, valuations are being performed two times a year by our actuary and required adjustments will be made in the second and fourth quarters of each year. In the second quarter of 2000, we received a valuation from the actuary based on information through December 31, 1999. Based on this valuation, we recorded an unfavorable adjustment of less than $500,000 principally related to prior years. In the first and fourth quarters of 1999, we received valuations from the actuary based on information through December 31, 1998 and June 30, 1999, respectively. Based on these valuations, we recorded favorable adjustments principally to our prior year casualty loss reserves of $30 million in 1999 ($21 million in the first quarter and $9 million in the fourth quarter) primarily as a result of our independent actuary’s changes in its estimate of losses. The 1999 adjustments resulted primarily from improved loss trends related to our 1998 casualty losses across all three of our U.S. operating companies.

       We will continue to make adjustments both based on our actuary’s semi-annual valuations as well as significant changes in the expected costs of settling large claims not included in the latest actuarial valuation. Due to the inherent volatility of our actuarially-determined casualty loss estimates, it is reasonably possible that we will experience changes in estimated losses which could be material to our growth in net income in 2000. We believe that, since we record our reserves for casualty losses at a 75% confidence level, we have mitigated the negative impact of adverse development and/or volatility.

       Change of Control Agreements

       In July 1998, we entered into severance agreements with certain key executives which would be triggered by a termination, under certain conditions, of the executive following a change in control of the Company, as defined in the agreements. Once triggered, the affected executives would receive twice the amount of their annual base salary and their annual incentive in a lump sum, outplacement services and a tax gross-up for any excise taxes. The agreements expire December 31, 2000. Since the timing of any payments under these agreements cannot be anticipated, the amounts are not estimable. However, these payments, if required, could be substantial. In connection with the execution of these agreements, the Compensation Committee of our Board of Directors has authorized amendments to the deferred and incentive compensation plans and, following a change in control, the establishment of rabbi trusts which will be used to provide payouts under these amended plans.

       Wage and Hour Litigation

       We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Like certain other large retail employers, Pizza Hut and Taco Bell recently have been faced in certain states with allegations of purported class-wide wage and hour violations.

       On May 11, 1998, a purported class action lawsuit against Pizza Hut, Inc., and one of its franchisees, PacPizza, LLC, entitled Aguardo, et al. v. Pizza Hut, Inc., et al. (“Aguardo”), was filed in the Superior Court of the State of California of the County of San Francisco. The lawsuit was filed by three former Pizza Hut restaurant general managers purporting to represent approximately 1,300 current and former California restaurant general managers of Pizza Hut and PacPizza, LLC. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and vacation pay and seeks an unspecified amount in damages. On January 12, 2000, the Court certified a class of approximately 1,300 current and former restaurant general managers. The Court amended the class on June 1, 2000 to include approximately 150 additional current and former restaurant general managers. This lawsuit is in the early discovery phase.

       On October 2, 1996, a class action lawsuit against Taco Bell Corp., entitled Mynaf, et al. v. Taco Bell Corp. (“Mynaf”), was filed in the Superior Court of the State of California of the County of Santa Clara. The lawsuit was filed by two former restaurant general managers and two former assistant restaurant general managers purporting to represent all current and former Taco Bell restaurant general managers and assistant restaurant general managers in California. The lawsuit alleges violations of California wage and hour laws involving unpaid overtime wages. The complaint also includes an unfair business practices claim. The four named plaintiffs claim individual damages ranging from $10,000 to $100,000 each. On September 17, 1998, the court certified a class of approximately 3,000 current and former assistant restaurant general managers and restaurant general managers. Taco Bell petitioned the appellate court to review the trial court’s certification order. The petition was denied on December 31, 1998. Taco Bell then filed a petition for review with the California Supreme Court, and the petition was subsequently denied. Class notices were mailed on August 31, 1999 to over 3,400 class members. The original trial date of July 10, 2000 has been continued to January 15, 2001. On October 6, 2000, Taco Bell filed a motion for summary judgment with respect to the claims of the assistant general manager class. It is expected that this motion will be heard during November 2000.

       On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. (“Bravo”), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to “cure” the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has currently paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. The lawsuit is in the discovery and pre-trial motions phase. A trial date of November 2, 1999 was set. However, on November 1, 1999, the Court issued a proposed order postponing the trial and establishing a pre-trial claims process. The final order regarding the claims process was entered on January 14, 2000. Taco Bell moved for certification of an immediate appeal of the Court-ordered claims process and requested a stay of the proceedings. This motion was denied on February 8, 2000. Taco Bell appealed this decision to the Supreme Court of Oregon and the Court denied Taco Bell’s Writ of Mandamus on March 21, 2000. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. A Court ordered pre-trial claims process is underway, and hearings are being held for claimants employed or previously employed in selected Taco Bell restaurants.

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

       Obligations to PepsiCo, Inc. After Spin-off

       As disclosed in our 1999 Form 10-K, in connection with the October 6, 1997 Spin-off from PepsiCo, Inc. (“PepsiCo”) (the “Spin-off”), we entered into separation and other related agreements (the “Separation Agreement”), governing the Spin-off transaction and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

       The Separation Agreement provided for, among other things, our assumption of all liabilities relating to the restaurant businesses, inclusive of California Pizza Kitchen, Chevys Mexican Restaurant, D’Angelo’s Sandwich Shops, East Side Mario’s and Hot ‘n Now (collectively the “Non-core Business(es)”), and our indemnification of PepsiCo with respect to these liabilities. We have included our best estimates of these liabilities in the accompanying Financial Statements. Subsequent to Spin-off, claims have been made by certain Non-core Business franchisees and a purchaser of one of the businesses. Certain of these claims have been settled, and we are disputing the validity of the remaining claims; however, we believe that any settlement of these claims at amounts in excess of previously recorded liabilities is not likely to have a material adverse effect on our results of operations, financial condition or cash flows.

       In addition, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of September 2, 2000, PepsiCo remains liable for approximately $180 million related to these contingencies. This obligation ends at the time they are released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

       Under the Separation Agreement, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through September 2, 2000, there have not been any determinations made by PepsiCo where we would have reached a different determination.

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

       Contingent Liabilities

       We were directly or indirectly contingently liable in the amounts of $406 million and $386 million at September 2, 2000 and December 25, 1999, respectively, for certain lease assignments and guarantees. At September 2, 2000, $336 million represented contingent liabilities to lessors as a result of assigning our interests in and obligations under real estate leases as a condition to the refranchising of Company restaurants and the contribution of certain Company restaurants to a new venture in Canada. The $336 million represented the present value of the minimum payments under the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $523 million. The remaining amounts of the contingent liabilities primarily relates to our guarantees to support financial arrangements of certain unconsolidated affiliates and franchisees. In connection with certain of these contingent liabilities, we are required to maintain cash collateral balances at certain institutions of approximately $30 million. These cash collateral balances are included in other assets in the accompanying Condensed Consolidated Balance Sheet.

  Share Repurchase Program

       In 1999, our Board of Directors authorized the repurchase of up to $350 million of our outstanding Common Stock excluding applicable transaction fees. This Share Repurchase Program was completed in the second quarter of 2000. During the first and second quarters of 2000, we repurchased approximately 6.4 million shares for $216 million at an average price per share of $33.72. In total, we repurchased approximately 9.8 million shares at an average price of $35.87 under this Program.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Introduction

     TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as “TRICON,” the “Company,” “we” or “us”) is comprised of the worldwide operations of KFC, Pizza Hut and Taco Bell and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements, the Cautionary Statements and our annual report on Form 10-K for the fiscal year ended December 25, 1999 (“1999 Form 10-K”). All Note references herein refer to the accompanying notes to the Condensed Consolidated Financial Statements.

     Throughout MD&A, we make reference to ongoing operating profit which represents our operating profit excluding the impact of facility actions net gain, unusual items and accounting and human resources policy changes in 1999 (the “1999 accounting changes”). See Note 3 for a discussion of these exclusions. We use ongoing operating profit as a key performance measure of our results of operations for purposes of evaluating performance internally and as the base to forecast future performance. Ongoing operating profit is not a measure defined in generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitution for measures of performance in accordance with GAAP.

New Accounting Pronouncements

     See Note 4.

Significant Known Events, Trends or Uncertainties Expected to Impact 2000 Comparisons with 1999

     The following factors impacted comparability of operating performance for the quarter and year-to-date ended September 2, 2000 to the quarter and year-to-date ended September 4, 1999 or could impact comparisons for the remainder of 2000. Certain of these factors were previously discussed in our 1999 Form 10-K.

   Impact of AmeriServe Bankruptcy

     See Note 8 for a complete discussion of the impact of the AmeriServe Food Distribution, Inc. (“AmeriServe”) bankruptcy on the Company.

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

   Unusual Items

     We recorded unusual items of $92 million ($57 million after-tax) and $168 million ($106 million after-tax) in the third quarter and year-to-date 2000, respectively. We also recorded unusual items of $3 million ($3 million after-tax) and $7 million ($5 million after-tax) in the third quarter and year-to-date 1999, respectively. See Note 3 for a detailed discussion of our unusual items.

   Impact of New Ventures

     Consistent with our strategy to focus our capital on key international markets, we entered into agreements in the fourth quarter of 1999 to form new ventures during 2000 in Canada and Poland with our largest franchisees in those markets.

     During the third quarter, we contributed 320 restaurants to a new venture in Canada in exchange for a 50% equity interest in the venture. These stores represented approximately 16% of the total International Company restaurants at the end of the second quarter 2000. Including the stores contributed by our partner, the new venture will initially operate approximately 650 restaurants. We did not record any gain, loss or impairment on the transfer of assets to this new venture.

     Previously, the results from the restaurants we contributed to the Canadian venture were consolidated. The impact of this transaction on operating results is similar to the Portfolio Effect of our refranchising activities, which is described below in the Store Portfolio Strategy section. Consequently, this transaction will result in a decline in our Company sales, restaurant margin dollars and general and administrative expenses as well as higher franchise fees and equity income from investments in unconsolidated affiliates. The overall impact from the formation of this venture on third quarter ongoing operating profit was slightly favorable. Had this venture been formed at the beginning of 2000, our International Company sales would have declined approximately 9% and 12% for the 12 and 36 weeks ended September 2, 2000, respectively.

     In Poland, we anticipate contributing about 50 restaurants into the new venture. The timing of the formation of the venture in Poland has not yet been determined. However, we believe the impact on operating profit will not be significant.

   Franchisee Financial Condition

     Like other franchisors in the quick service restaurant industry, from time to time some of our franchise operators experience financial difficulties with respect to their franchise operations. At present, certain of our franchise operators, particularly in the Taco Bell system, are facing varying degrees of financial problems, primarily as a result of declines in store sales in the Taco Bell system.

     It is our practice to proactively work with financially troubled franchise operators in an attempt to positively resolve their issues. Depending upon the facts and circumstances of each situation, there are a number of potential resolutions of these issues, including bankruptcy of the franchisee.

      On an ongoing basis, we assess our exposure from franchise-related risks which include estimated uncollectibility of accounts receivable related to franchise fees, contingent lease liabilities and guarantees to support certain financial arrangements. The contingent lease liabilities and guarantees are more fully discussed in the Contingent Liabilities section of Note 8. Although the ultimate impact of these franchise solvency issues cannot be predicted with certainty at this time, we have provided for our current estimate of the probable exposure to the Company as of September 2, 2000 and believe that the impact of these issues in excess of the amounts already provided will not be material to our annual results of operations, financial condition or cash flows.

   Kraft Taco Shell Recall

     Subsequent to the end of the third quarter, allegations were made by a public environmental protection group that testing of corn taco shells, sold by Kraft Foods, Inc. (“Kraft”) in grocery stores under a license to use the Taco Bell brand name, had indicated the presence of genetically modified (“GM”) corn which had only been approved by the applicable U.S. governmental agencies for animal consumption. In light of the allegations, Kraft recalled this product line. We are not aware of any evidence that suggests that the GM corn at issue presents any significant health risk to humans. Nonetheless, we have taken significant actions to ensure that our restaurant supply chain is free of products containing the GM corn in question, and we will continue to take whatever actions are appropriate in this regard.

     Although we have seen a negative impact on sales in our Taco Bell restaurants following the allegations and the Kraft recall, we do not currently believe the sales impact will be sustained over the long term.

   Extra Week in 2000

     Our fiscal calendar results in a fifty-third week every five or six years. Fiscal year 2000 will include a fifty-third week in the fourth quarter. We expect this additional week will have a favorable effect on our operating results for 2000.

   Year 2000

     As more fully described in our 1999 Form 10-K, we developed and implemented an enterprise-wide plan to prepare our systems for the Year 2000 issue. During the early part of this year, we incurred approximately $2 million to essentially complete our Year 2000 project. We do not expect to incur further meaningful costs related to these activities. Our Year 2000 costs were approximately $5 million in the third quarter 1999, $23 million year-to-date 1999 and $30 million for all of 1999.

   Euro Conversion

     On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union (“EMU”) adopted the Euro as a common legal currency and fixed conversion rates were established. From that date through no later than February 28, 2002, participating countries will maintain both local currencies and the Euro as legal tender. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued, and a transition period of up to two months will begin during which local currencies will be removed from circulation.

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

     The pace of ultimate consumer acceptance of and our competitors’ responses to the Euro are currently unknown and may impact our existing plans. However, we believe that, from a competitive perspective, we will be required to assess the impacts of product price transparency, potentially revise product bundling strategies and create Euro-friendly price points prior to 2002. We do not believe that these activities will have sustained adverse impacts on our businesses. Although the Euro does offer certain benefits to our treasury and procurement activities, these are not currently anticipated to be significant.

     We currently anticipate that our suppliers and distributors will continue to invoice us in local currencies until late 2001. We expect to begin dual pricing in our restaurants in 2001. We expect to compensate employees in Euros beginning in 2002. We believe that the most critical activity regarding the conversion for our businesses is the completion of the rollout of Euro-ready point-of-sale equipment and software by the end of 2001. Our current plans should enable us to be Euro-compliant prior to the requirements for these changes. Any delays in our ability to complete our plans, or in the ability of our key suppliers to be Euro-compliant, could have a material adverse impact on our results of operations, financial condition or cash flows.

   Store Portfolio Strategy

     For the past several years, we have been strategically reducing our share of total system units by selling Company restaurants to existing and new franchisees where their expertise can be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and International markets. This portfolio-balancing activity has reduced our reported revenues and restaurant profits and increased the importance of system sales as a key performance measure. However, this impact is expected to be less significant in 2000 and will continue to be less significant as we approach the end of our refranchising program.

     We currently expect to refranchise between 600 and 700 restaurants in 2000 compared to over 1,400 in 1999. As a result of this decline, we estimate that our 2000 refranchising gains will be significantly less than our 1999 gains and that the impact of refranchising gains will continue to be less significant as we approach the end of our refranchising program.

     The following table summarizes our refranchising activities:

                                    12 Weeks Ended      36 Weeks Ended
                                   -----------------  -------------------
                                   9/02/00   9/04/99   9/02/00    9/04/99
                                   -------  --------  --------  ---------

Number of units refranchised           48       507       479      1,138
Refranchising proceeds, pre-tax    $   30   $   327   $   240   $    724
Refranchising net gain, pre-tax    $    5   $   154   $   126   $    332

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

     The following table summarizes Company store closure activities for the quarter and year-to-date 2000 and 1999:

                                    12 Weeks Ended       36 Weeks Ended
                                   -----------------  -------------------
                                   9/02/00   9/04/99   9/02/00    9/04/99
                                   -------  --------  --------  ---------

Number of units closed                 47        40       132        186
Store closure net costs            $    1   $     2   $     4   $      2

     The Portfolio Effect on ongoing operating profit arising from our refranchising and store closure initiatives as well as the contribution of Company stores to new ventures as described in the Impact of New Ventures section represents the net impact of (i) the estimated reduction in Company sales, restaurant margin and general and administrative expenses and (ii) the estimated increase in franchise fees and equity income from investments in unconsolidated affiliates. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 1999 and are no longer operated by us as of September 2, 2000.

     The following table summarizes the revenue impact of the Portfolio Effect:

                                                      12 Weeks Ended 9/02/00
                                              -----------------------------------
                                                U.S.    International   Worldwide
                                              --------  -------------  ----------
Reduced sales                                 $  (195)  $     (48)     $  (243)
Increased franchise fees                            9           3           12
                                              --------  -------------  ----------
Reduction in total revenues                   $  (186)  $     (45)     $  (231)
                                              ========  =============  ==========

                                                      36 Weeks Ended 9/02/00
                                              -----------------------------------
                                                 U.S.   International   Worldwide
                                              --------  -------------  ----------
Reduced sales                                 $  (656)  $    (155)     $  (811)
Increased franchise fees                           31           8           39
                                              --------  -------------  ----------
Reduction in total revenues                   $  (625)  $    (147)     $  (772)
                                              ========  =============  ==========

     The following table summarizes the estimated impact on ongoing operating profit of the Portfolio Effect:

                                                      12 Weeks Ended 9/02/00
                                              -----------------------------------
                                                 U.S.   International   Worldwide
                                              --------  -------------  ----------
Decreased restaurant margin                   $   (20)  $      (6)     $   (26)
Increased franchise fees                            9           3           12
General and administrative expense reductions       2           1            3
                                              --------  -------------  ----------
Reduction in ongoing operating profit         $    (9)  $      (2)     $   (11)
                                              ========  =============  ==========

                                                      36 Weeks Ended 9/02/00
                                              -----------------------------------
                                                 U.S.   International  Worldwide
                                              --------  -------------  ----------
Decreased restaurant margin                   $   (71)  $     (16)     $   (87)
Increased franchise fees                           31           8           39
General and administrative expense reductions       8           4           12
                                              --------  -------------  ----------
Reduction in ongoing operating profit         $   (32)  $      (4)     $   (36)
                                              ========  =============  ==========

     The estimated interest savings resulting from the deployment of the net after-tax cash proceeds from our refranchising activities largely mitigated this reduction in ongoing operating profit.

Worldwide Results of Operations

                                12 Weeks Ended                     36 Weeks Ended
                             --------------------               --------------------
                              9/02/00    9/04/99     % B(W)      9/02/00    9/04/99      % B(W)
                             ---------  ---------  -----------  ---------  ---------  -----------
System Sales(a)              $  5,225   $  5,086        3       $ 15,165   $ 14,894         2
                             =========  =========               =========  =========
Revenues
Company sales                $  1,470   $  1,639      (10)      $  4,375   $  5,024       (13)
Franchise and license fees        188        173        9            536        487        10
                             ---------  ---------               ---------  ---------
  Total Revenues             $  1,658   $  1,812       (8)      $  4,911   $  5,511       (11)
                             =========  =========               =========  =========
Company Restaurant Margin    $    227   $    260      (13)      $    665   $    790       (16)
                             =========  =========               =========  =========
  % of Company sales            15.4%      15.9%   (0.5) ppts.     15.2%      15.7%   (0.5) ppts.
                             =========  =========               =========  =========
Ongoing operating profit     $    221   $    231       (5)      $    646   $    637         1
Accounting changes(b)               -          5       NM              -         21        NM
Facility actions net gain           3        144      (98)           116        311       (63)
Unusual items                     (92)        (3)      NM           (168)        (7)       NM
                             ---------  ---------               ---------  ---------
Operating profit                  132        377      (65)           594        962       (38)
Interest expense, net              39         42       10            121        145        17
Income tax provision               34        138       76            188        335        44
                             ---------  ---------               ---------  ---------
Net Income                   $     59   $    197      (70)      $    285   $    482       (41)
                             =========  =========               =========  =========
Diluted earnings per share   $   0.40   $   1.23      (67)      $   1.91   $   2.99       (36)
                             =========  =========               =========  =========
  Represents combined sales of Company, unconsolidated affiliates, franchise and license restaurants.
  See Note 3 for a discussion of our 1999 accounting changes.

Worldwide Restaurant Unit Activity

                                            Unconsolidated
                                 Company      Affiliates    Franchisees  Licensees   Total
                                ----------  --------------  -----------  ---------  -------
 Balance at December 25, 1999    6,981           1,178         18,414      3,409    29,982
 Openings & Acquisitions           170              54            563        212       999
 Refranchising                    (479)              2            482         (5)        -
 Closures                         (132)            (23)          (322)      (315)     (792)
 Other(a)                         (263)            616           (353)         -         -
                                ----------  --------------  -----------  ---------  -------
 Balance at September 2, 2000    6,277(b)        1,827         18,784      3,301    30,189
                                ==========  ==============  ===========  =========  =======
 % of Total                      20.8%            6.1%          62.2%      10.9%    100.0%
  Includes 320 Company units and 329 Franchise units contributed in connection with the formation of a new venture in Canada as well as 57 units acquired by the Company from Unconsolidated Affiliates and Franchisees.
  Includes 24 Company units approved for closure, but not yet closed at September 2, 2000.

Worldwide System Sales and Revenues

     System sales increased $139 million or 3% in the quarter and $271 million or 2% year-to-date. The increase was driven by new unit development, partially offset by store closures.

     Revenues decreased $154 million or 8% in the quarter and $600 million or 11% year-to-date. Company sales decreased $169 million or 10% and $649 million or 13% in the quarter and year-to-date, respectively. As expected, the decline in Company sales was primarily due to the Portfolio Effect. Excluding the Portfolio Effect, Company sales increased 5% in the quarter and 4% year-to-date. This increase was primarily due to new unit development and favorable Effective Net Pricing, partially offset by volume declines. Effective Net Pricing includes increases or decreases in price and the effect of changes in product mix.

     Franchise and license fees grew $15 million or 9% in the quarter and $49 million or 10% year-to-date. The increase was primarily driven by the impact of the Portfolio Effect and new unit development, partially offset by store closures.

Worldwide Company Restaurant Margin

                                           12 Weeks Ended      36 Weeks Ended
                                         ------------------  ------------------
                                          9/02/00   9/04/99   9/02/00   9/04/99
                                         --------  --------  --------  --------

Company sales                              100.0%    100.0%    100.0%    100.0%
Food and paper                              30.9      31.3      30.7      31.4
Payroll and employee benefits               26.9      27.3      27.7      27.7
Occupancy and other operating expenses      26.8      25.5      26.4      25.2
                                         --------  --------  --------  --------
Company restaurant margin                   15.4%     15.9%     15.2%     15.7%
                                         ========  ========  ========  ========

     Restaurant margin as a percentage of sales decreased about 50 basis points in the quarter as compared to the third quarter of 1999. Excluding the Portfolio Effect of 80 basis points, restaurant margin declined about 130 basis points. This decrease was primarily due to cost increases in excess of Effective Net Pricing in the U.S. and International. The decline was also due to the unfavorable mix shift to lower margin chicken sandwiches at KFC in the U.S and volume declines at Taco Bell in the U.S.

     Restaurant margin as a percentage of sales decreased approximately 50 basis points year-to-date. Our restaurant margin decline reflected the unfavorable impact of 15 basis points from lapping our 1999 accounting changes as well as 75 basis points related to the favorable impact of the Portfolio Effect. Excluding these items, our restaurant margin declined approximately 110 basis points. Approximately 40 basis points of this decrease resulted from the absence of $21 million of favorable 1999 U.S. insurance-related adjustments, which are more fully discussed in Note 8. The remaining decrease was primarily due to the unfavorable mix shift to lower margin chicken sandwiches at KFC in the U.S., volume declines at Taco Bell in the U.S. and U.S. cost increases in excess of Effective Net Pricing.

Worldwide General and Administrative Expenses (“G&A”)

     G&A decreased $2 million or 1% and $54 million or 9% in the quarter and year-to-date, respectively. Excluding the 1999 benefit from accounting changes, ongoing G&A decreased over $6 million or 3% and $67 million or 10% in the quarter and year-to-date, respectively. The decrease was primarily due to lower Year 2000 costs, the favorable impact of the Portfolio Effect as discussed in the Store Portfolio Strategy section, as well as lower incentive and stock-based compensation expense. The decrease was partially offset by higher franchise-related expenses, including charges for the estimated uncollectibility of accounts receivable, as more fully discussed in the Franchisee Financial Condition section. In addition to the items described above, the year-to-date decrease was also due to the absence of spending at Pizza Hut and Taco Bell on biennial conferences held in 1999.

Worldwide Other (Income) Expense

                                          12 Weeks Ended             36 Weeks Ended
                                        ------------------    %    ------------------    %
                                         9/02/00   9/04/99   B(W)   9/02/00   9/04/99   B(W)
                                        --------  --------  -----  --------  --------  -----
Equity income from investments in
  unconsolidated affiliates             $    (7)  $    (4)    84   $   (21)  $   (13)    63
Foreign exchange net loss (gain)              1        (1)    NM         -         2     NM
                                        --------  --------         --------  --------
Other (income) expense                  $    (6)  $    (5)    13   $   (21)  $   (11)    85
                                        ========  ========         ========  ========

     Other (income) expense increased $1 million in the quarter and $10 million year-to-date. The increase in equity income from investments in unconsolidated affiliates was primarily due to improved results of our unconsolidated affiliates in Japan, the United Kingdom and China. The new venture in Canada, which was formed late in the third quarter, did not have a significant impact on equity income from investments in unconsolidated affiliates.

Worldwide Facility Actions Net Gain

                                          12 Weeks Ended             36 Weeks Ended
                                        ------------------    %    ------------------    %
                                         9/02/00   9/04/99   B(W)   9/02/00   9/04/99   B(W)
                                        --------  --------  -----  --------  --------  -----
Refranchising net gains                 $     5   $   154    (97)  $   126   $   332    (62)
Store closure net costs                      (1)       (2)    60        (4)       (2)   (41)
Impairment charges for stores that will
  continue to be used in the business         -        (3)    NM        (4)      (10)    56
Impairment charges for stores to be
  closed                                     (1)       (5)    69        (2)       (9)    74
                                        --------  --------         --------  --------
Facility actions net gain               $     3   $   144    (98)  $   116   $   311    (63)
                                        ========  ========         ========  ========

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

Worldwide Operating Profit

                                          12 Weeks Ended             36 Weeks Ended
                                        ------------------    %    ------------------    %
                                         9/02/00   9/04/99   B(W)   9/02/00   9/04/99   B(W)
                                        --------  --------  -----  --------  --------  -----

United States ongoing operating profit  $   191   $   207     (8)  $   537   $   586     (8)
International ongoing operating profit       76        73      4       219       187     17
Ongoing unallocated and corporate
  expenses                                  (45)      (50)     8      (110)     (134)    17
Foreign exchange net (loss) gain             (1)        1     NM         -        (2)    NM
                                        --------  --------         --------  --------
Ongoing operating profit                $   221   $   231     (5)  $   646   $   637      1
                                        ========  ========         ========  ========

     The U.S. and International ongoing operating profit for the third quarter and year-to-date 2000 are discussed in the respective sections below.

     Ongoing unallocated and corporate expenses decreased $5 million or 8% in the quarter and $24 million or 17% year-to-date. The decline was primarily due to lower Year 2000 spending in 2000.

Worldwide Interest Expense, Net

                                  12 Weeks Ended              36 Weeks Ended
                                -------------------    %    ------------------    %
                                 9/02/00   9/04/99    B(W)   9/02/00   9/04/99   B(W)
                                --------  --------   -----  --------  --------  -----
Interest expense                $    42   $    48      13   $   131   $   157     16
Interest income                      (3)       (6)    (41)      (10)      (12)    (6)
                                --------  --------          --------  --------
Interest expense, net           $    39   $    42      10   $   121   $   145     17
                                ========  ========          ========  ========

     The decrease in our net interest expense is primarily due to the deployment of the net after-tax cash proceeds from our refranchising activities and cash from operations. As more fully discussed in Note 8, the net interest expense on incremental borrowings related to the AmeriServe bankruptcy has been included in unusual items in the Condensed Consolidated Statement of Income.

Worldwide Income Taxes

                                  12 Weeks Ended       36 Weeks Ended
                                -------------------  ------------------
                                 9/02/00   9/04/99    9/02/00   9/04/99
                                --------  ---------  --------  --------
  Reported
    Income taxes                $    34   $   138    $   188   $   335
    Effective tax rate            36.2%     41.1%      39.7%     41.0%
  Ongoing(a)
    Income taxes                $    67   $    77    $   201   $   202
    Effective tax rate            37.0%     40.5%      38.3%     41.0%
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

Diluted Earnings Per Share

     The components of diluted earnings per common share were as follows:

                                  12 Weeks Ended(a)    36 Weeks Ended(a)
                                -------------------  -------------------
                                 9/02/00   9/04/99    9/02/00   9/04/99
                                --------  ---------  --------  ---------
Ongoing operating earnings      $  0.77   $  0.70    $  2.17   $  1.80
Accounting changes(b)                 -      0.02          -      0.08
Facility actions net gain          0.02      0.52       0.45      1.14
Unusual items                     (0.39)    (0.01)     (0.71)    (0.03)
                                --------  ---------  --------  ---------
Net income                      $  0.40   $  1.23    $  1.91   $  2.99
                                ========  =========  ========  =========
  All computations were based on diluted shares of 147 million and 160 million for the 12 weeks ended September 2, 2000 and September 4, 1999, respectively, and 149 million and 161 million for the 36 weeks ended September 2, 2000 and September 4, 1999, respectively.
  See Note 3 for a discussion of our 1999 accounting changes.

U.S. Results of Operations

                                       12 Weeks Ended                    36 Weeks Ended
                                   --------------------       %       --------------------      %
                                    9/02/00    9/04/99       B(W)      9/02/00    9/04/99      B(W)
                                   ---------  ---------  -----------  ---------  ---------  -----------
System Sales                       $  3,441   $  3,419         1      $  9,917   $ 10,028       (1)
                                   =========  =========               =========  =========
Revenues
Company sales                      $  1,039   $  1,199       (13)     $  3,140   $  3,745      (16)
Franchise and license fees              127        119         7           361        334        8
                                   ---------  ---------               ---------  ---------
  Total Revenues                   $  1,166   $  1,318       (12)     $  3,501   $  4,079      (14)
                                   =========  =========               =========  =========
Company Restaurant Margin          $    162   $    193       (16)     $    478   $    605      (21)
                                   =========  =========               =========  =========
  % of Company sales                  15.5%      16.1%   (0.6) ppts.     15.2%      16.2%   (1.0) ppts.
                                   =========  =========               =========  =========
Ongoing Operating Profit(a)        $    191   $    207        (8)     $    537   $    586       (8)
                                   =========  =========               =========  =========
  Excludes facility actions net gain, unusual items and 1999 accounting changes.

U.S. Restaurant Unit Activity

                                    Company   Franchisees  Licensees   Total
                                   ---------  -----------  --------- --------
 Balance at December 25, 1999       4,984       12,110       3,100    20,194
 Openings & Acquisitions               66          230         195       491
 Refranchising                       (407)         412          (5)        -
 Closures                             (96)        (190)       (295)     (581)
                                   ---------  -----------  --------- --------
 Balance at September 2, 2000       4,547(a)    12,562       2,995    20,104
                                   =========  ===========  ========= =========
 % of Total                         22.6%        62.5%       14.9%    100.0%
  Includes 23 Company units approved for closure, but not yet closed at September 2, 2000.

U.S. System Sales and Revenues

     System sales grew $22 million or 1% in the quarter. The growth was primarily due to new unit development. This increase was partially offset by systemwide store closures and estimated same store sales declines at Taco Bell. Year-to-date, system sales declined $111 million or 1%. The decrease was due to estimated same store sales declines and store closures, partially offset by new unit development.

     Revenues decreased $152 million or 12% in the quarter and $578 million or 14% year-to-date. Company sales decreased $160 million or 13% and $605 million or 16% in the quarter and year-to-date, respectively. As expected, the decline in Company sales was due to the Portfolio Effect. Excluding the Portfolio Effect, Company sales increased 3% in the quarter and 2% year-to-date. This increase was primarily due to new unit development and favorable Effective Net Pricing partially offset by volume declines.

     Franchise and license fees grew $8 million or 7% in the quarter and $27 million or 8% year-to-date. The increase was primarily driven by the Portfolio Effect and new unit development, partially offset by store closures.

     U.S. blended Company same store sales for our three concepts were flat for the third quarter. Favorable Effective Net Pricing of 3% was fully offset by a decline in transactions. Same store sales at Pizza Hut increased over 1% in the quarter. The increase was due to favorable Effective Net Pricing of over 2% partially offset by transaction declines of 1%. Same store sales at KFC were slightly positive in the quarter. The increase due to favorable Effective Net Pricing of 4% was almost fully offset by transaction declines. Same store sales at Taco Bell decreased 2% due to transaction declines of 3% offset by favorable Effective Net Pricing of 1%.

     Year-to-date, U.S. blended Company same store sales for our three concepts decreased less than 2% as a result of transaction declines. Same store sales at Pizza Hut were flat as transaction declines of 3% were fully offset by favorable Effective Net Pricing. Same store sales at KFC decreased 2% as a result of transaction declines. Same store sales at Taco Bell decreased 3% due to transaction declines of 2% and unfavorable Effective Net Pricing of 1%.

U.S. Company Restaurant Margin

                                         12 Weeks Ended      36 Weeks Ended
                                       ------------------  ------------------
                                        9/02/00   9/04/99   9/02/00   9/04/99
                                       --------  --------  --------  --------

Company sales                            100.0%    100.0%    100.0%    100.0%
Food and paper                            28.5      29.5      28.5      29.8
Payroll and employee benefits             30.1      29.8      30.8      29.8
Occupancy and other operating expenses    25.9      24.6      25.5      24.2
                                       --------  --------  --------  --------
Company restaurant margin                 15.5%     16.1%     15.2%     16.2%
                                       ========  ========  ========  ========

     Restaurant margin as a percentage of sales decreased approximately 55 basis points in the quarter as compared to the third quarter of 1999. Excluding the Portfolio Effect of over 90 basis points, restaurant margin declined 145 basis points. This decrease was primarily attributable to cost increases in excess of Effective Net Pricing as well as the unfavorable mix shift to lower margin chicken sandwiches at KFC and volume declines at Taco Bell. The cost increases were due to higher occupancy and other costs as well as increased wage rates, partially offset by favorable commodity costs, primarily cheese.

     Restaurant margin as a percentage of sales decreased approximately 95 basis points year-to-date. Our restaurant margin decline reflected the unfavorable impact of approximately 25 basis points from lapping our 1999 accounting changes as well as approximately 80 basis points related to the favorable impact of the Portfolio Effect. Excluding these items, our restaurant margin declined approximately 150 basis points. This decrease included approximately 60 basis points resulting from the absence of $21 million of favorable 1999 insurance-related adjustments, which are more fully discussed in Note 8. The remaining decrease was due to the unfavorable mix shift to lower margin chicken sandwiches at KFC and volume declines at Taco Bell as well as cost increases in excess of Effective Net Pricing. The cost increases were due to higher occupancy and other costs as well as increased wage rates. These increases were partially offset by favorable commodity costs, primarily cheese.

U.S. Ongoing Operating Profit

     Ongoing operating profit declined $16 million or 8% in the quarter. Excluding the net negative impact of the Portfolio Effect, which is discussed in the Store Portfolio Strategy section, ongoing operating profit decreased approximately 4%. The decrease was primarily due to the 145 basis point decline in base restaurant margin, partially offset by reduced G&A. The decline in G&A was largely due to decreased professional fees and lower incentive and stock-based compensation. These decreases were partially offset by franchise-related expenses including charges for the estimated uncollectibility of accounts receivable as more fully discussed in the Franchisee Financial Condition section.

     Ongoing operating profit declined $49 million or 8% year-to-date. Excluding the net negative impact of the Portfolio Effect, ongoing operating profit decreased approximately 3%. The decrease was primarily due to the 150 basis point decline in base restaurant margin, partially offset by reduced G&A. The decline in G&A was largely due to lower incentive and stock-based compensation as well as the absence of spending at Pizza Hut and Taco Bell on biennial conferences held in 1999.

International Results of Operations

                                 12 Weeks Ended                     36 Weeks Ended
                              --------------------       %       --------------------      %
                                9/02/00    9/04/99      B(W)       9/02/00    9/04/99     B(W)
                              ---------  ---------  -----------  ---------  ---------  ---------
System Sales                  $  1,784   $  1,667        7       $  5,248   $  4,866       8
                              =========  =========               =========  =========
Revenues
Company sales                 $    431   $    440       (2)      $  1,235   $  1,279      (3)
Franchise and license fees          61         54       12            175        153      14
                              ---------  ---------               ---------  ---------
   Total Revenues             $    492   $    494        -       $  1,410   $  1,432      (2)
                              =========  =========               =========  =========
Company Restaurant Margin     $     65   $     67       (2)      $    187   $    185       1
                              =========  =========               =========  =========
  % of Company sales             15.2%      15.3%   (0.1) ppts.     15.2%      14.5%   0.7 ppts.
                              =========  =========               =========  =========
Ongoing Operating Profit(a)   $     76   $     73        4       $    219   $    187      17
                              =========  =========               =========  =========
  Excludes facility actions net gain, unusual items and 1999 accounting changes.

International Restaurant Unit Activity

                                              Unconsolidated
                                    Company     Affiliates    Franchisees  Licensees   Total
                                   ---------  --------------  -----------  ---------  -------
 Balance at December 25, 1999       1,997          1,178         6,304        309      9,788
 Openings & Acquisitions              104             54           333         17        508
 Refranchising                        (72)             2            70          -          -
 Closures                             (36)           (23)         (132)       (20)      (211)
 Other(a)                            (263)           616          (353)         -          -
                                   ---------  --------------  -----------  ---------  -------
 Balance at September 2, 2000       1,730(b)       1,827         6,222        306     10,085
                                   =========  ==============  ===========  =========  =======
 % of Total                         17.2%          18.1%         61.7%       3.0%     100.0%
  Includes 320 Company units and 329 Franchise units contributed in connection with the formation of a new venture in Canada as well as 57 units acquired by the Company from Unconsolidated Affiliates and Franchisees.
  Includes 1 Company unit approved for closure, but not yet closed at September 2, 2000.

International System Sales and Revenues

     System sales increased $117 million or 7% in the quarter and $382 million or 8% year-to-date. Excluding the negative impact of foreign currency translation, system sales grew 10% in the quarter. The impact of foreign currency translation was insignificant on a year-to-date basis. The third quarter and year-to-date increase was driven by systemwide new unit development and estimated franchisee same store sales growth. This increase was partially offset by store closures.

     Revenues were flat in the quarter and decreased $22 million or 2% year-to-date. Excluding the unfavorable impact of foreign currency translation, revenues increased 3% in the quarter and were flat year-to-date.

     Company sales decreased $9 million or 2% in the quarter, after a 3% unfavorable impact from foreign currency translation. Company sales decreased $44 million or 3% year-to-date, after a 1% unfavorable impact from foreign currency translation. As expected, the decline in Company sales was primarily due to the

Portfolio Effect. Excluding the impact of foreign currency translation and the Portfolio Effect, Company sales increased 14% in the quarter and 11% year-to-date. This increase was primarily due to new unit development and favorable Effective Net Pricing.

     Franchise and license fees increased $7 million or 12% in the quarter and $22 million or 14% year-to-date. Excluding the negative impact of foreign currency translation, franchise and license fees grew 17% in both the quarter and year-to-date. The increase was primarily driven by new unit development, the impact of the Portfolio Effect and estimated franchisee same store sales growth. These increases were partially offset by store closures.

International Company Restaurant Margin

                                          12 Weeks Ended      36 Weeks Ended
                                        ------------------  ------------------
                                         9/02/00   9/04/99   9/02/00   9/04/99
                                        --------  --------  --------  --------
Company sales                             100.0%    100.0%    100.0%    100.0%
Food and paper                             36.8      36.2      36.4      35.9
Payroll and employee benefits              19.1      20.5      19.9      21.5
Occupancy and other operating expenses     28.9      28.0      28.5      28.1
                                        --------  --------  --------  --------
Company restaurant margin                  15.2%     15.3%     15.2%     14.5%
                                        ========  ========  ========  ========

     Restaurant margin as a percentage of sales decreased approximately 10 basis points in the quarter as compared to the third quarter of 1999. Our restaurant margin decline included 45 basis points related to the favorable impact of the Portfolio Effect as well as the favorable impact of 20 basis points from lapping our 1999 accounting changes. Excluding these items, our restaurant margin declined 75 basis points. The decline was primarily due to cost increases in excess of Effective Net Pricing in certain key equity markets, increased new unit start-up costs and lower volume in Puerto Rico.

     Restaurant margin as a percentage of sales increased approximately 70 basis points year-to-date. Excluding the Portfolio Effect of 60 basis points as well as the favorable impact of almost 10 basis points from lapping our 1999 accounting changes, restaurant margin was essentially flat.

International Ongoing Operating Profit

     Ongoing operating profit grew $3 million or 4% in the quarter, after a 2% unfavorable impact from foreign currency translation. Excluding the net negative impact of the Portfolio Effect and foreign currency translation, ongoing operating profit grew 8%. Company new unit development and higher franchise and license fees drove the increase in ongoing operating profit. This improvement was partially offset by an increase in G&A due in part to spending on growth initiatives.

     Ongoing operating profit grew $32 million or 17% year-to-date, after a 2% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and the impact of the Portfolio Effect, ongoing operating profit grew 21% driven by Company new unit development and higher franchise and license fees.

Consolidated Cash Flows

     Net cash provided by operating activities decreased $106 million to $348 million. Operating working capital reflected a net use of cash of $215 million. The primary driver of the net use was the Company’s program to temporarily purchase food and supply inventories directly from third party suppliers for the TRICON system and sell a portion of these supplies to franchisees and licensees (the “Temporary Direct Purchase Program”) related to the AmeriServe bankruptcy filing. This program reflects usage of approximately $263 million of working capital. We also withheld payment of Pre-Petition Payables to

Ameriserve totaling $101 million. The net $162 million impact of these two items is reflected in the components of working capital net use of cash as a $231 million use in accounts and notes receivable, a $72 million use in inventories and a $141 million source in accounts payable and other current liabilities. See Note 8 for a discussion of the AmeriServe bankruptcy.

     Excluding the AmeriServe-related items noted above, our operating working capital reflects a net use of $53 million versus a net use of $15 million in the prior year.

     Cash used in investing activities was $111 million in 2000, compared to cash provided of $386 million in 1999. The decline in cash flow from investing activities was primarily due to lower refranchising proceeds as a result of selling fewer restaurants to franchisees in 2000 vs. 1999.

     Cash used in financing activities was $209 million compared to $811 million last year. The decrease in cash used was primarily due to lower repayment of debt due to lower refranchising proceeds and cash required to fund share repurchases as more fully discussed in Note 9 as well as additional financing needs associated with the AmeriServe bankruptcy as more fully discussed in Note 8.

Financing Activities

     Our primary bank credit agreement, as amended in February 2000, is comprised of a senior, unsecured Term Loan Facility and a $3 billion senior unsecured Revolving Credit Facility (collectively referred to as the “Credit Facilities”) which mature on October 2, 2002. Amounts outstanding under our Revolving Credit Facility are expected to fluctuate from time to time, but repayments of our Term Loan Facility cannot be reborrowed. During the 36 weeks ended September 2, 2000, we had net repayments under our Credit Facilities of $14 million.

     We reduced our amount outstanding under the Term Loan Facility to $715 million at September 2, 2000 from $774 million at year-end 1999. Our amount outstanding under the Revolving Credit Facility at September 2, 2000 increased to $1 billion from $955 million at year-end 1999. In addition, we had unused Revolving Credit Facility borrowings available aggregating $1.8 billion, net of outstanding letters of credit of $165 million. We believe that we will be able to replace or refinance our Credit Facilities with another form of borrowing, including a new credit facility or publicly issued debt, depending on market conditions or terms available at that time. We currently believe we will be able to replace or refinance the Credit Facilities prior to the maturity date.

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

Consolidated Financial Condition

     Assets increased $335 million or 8% to $4.3 billion. The increase is primarily attributable to the impact of the AmeriServe bankruptcy on our operations as more fully discussed in Note 8.

     Liabilities increased $223 million or 5% to $4.7 billion. The increase was primarily attributable to the impact of the AmeriServe bankruptcy as more fully discussed in Note 8.

     Excluding the impact of the AmeriServe bankruptcy, our working capital deficit decreased 6% to approximately $783 million at September 2, 2000 from $832 million at December 25, 1999. The decline was primarily due to a reduction in accounts payable related to seasonal timing, an increase in franchise accounts receivable, fewer Company restaurants as a result of our portfolio actions and a reduction in accrued compensation. These decreases were partially offset by an increase in income taxes payable.

Quantitative and Qualitative Disclosures About Market Risk

   Market Risk of Financial Instruments

     Our primary market risk exposure with regard to financial instruments is to changes in interest rates, principally in the United States. In addition, an immaterial portion of our debt is denominated in foreign currencies which exposes us to market risk associated with exchange rate movements. Historically, we have used derivative financial instruments only on a limited basis to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt was not considered significant.

     At September 2, 2000, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $17 million in annual income before income taxes. The estimated reduction is based upon the unhedged portion of our variable rate debt and assumes no change in the volume or composition of debt at September 2, 2000. In addition, the fair value of our interest rate derivative contracts would decrease approximately $10 million in value to us, and the fair value of our Senior Unsecured Notes would decrease approximately $25 million. Fair value was determined by discounting the projected cash flows.

   Cautionary Statements

     From time to time, in both written reports and oral statements, we present “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan” and other similar terminology. These “forward-looking statements” reflect our current expectations and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and those specific to the industry, and could differ materially from expectations.

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

Independent Accountants’Review Report

The Board of Directors
TRICON Global Restaurants, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries (“TRICON”) as of September 2, 2000 and the related condensed consolidated statement of income for the twelve and thirty-six weeks ended September 2, 2000 and September 4, 1999 and the condensed consolidated statement of cash flows for the thirty-six weeks ended September 2, 2000 and September 4, 1999. These financial statements are the responsibility of TRICON’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TRICON as of December 25, 1999, and the related consolidated statements of operations, cash flows and shareholders’ (deficit) equity and comprehensive income for the year then ended not presented herein; and in our report dated February 8, 2000, except as to Note 11, which is as of February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 25, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  KPMG LLP

Louisville, Kentucky
October 9, 2000

PART II —OTHER INFORMATION AND SIGNATAURES

Item 1.         Legal Proceedings

    See Note 8, Commitments and Contingencies, to TRICON’s Consolidated Financial Statements above, which is incorporated herein by reference.

Item 6.          Exhibits and Reports on Form 8-K

                     (a)     Exhibit Index

EXHIBITS

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants' Acknowledgment)
Exhibit 27	Financial Data Schedule

                      (b)      Reports on Form 8-K

      We filed a Current Report on Form 8-K dated July 20, 2000 attaching our second quarter ended June 10, 2000 earnings release dated July 18, 2000.
      We filed a Current Report on Form 8-K dated August 10, 2000 attaching our August 8, 2000 press release with respect to same-store sales at U.S. Company restaurants for the four-week period ended August 5, 2000.
      We filed a Current Report on Form 8-K dated August 30, 2000 attaching our August 18, 2000 press release with respect to the announcement that AmeriServe Food Distribution, Inc. had reached a definitive agreement to sell its U.S. distribution business to McLane Company, Inc.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

TRICON GLOBAL RESTAURANTS, INC. (Registrant)

Date: October 16, 2000	/s/ Brent A. Woodford Vice President and Controller (Principal Accounting Officer)

EXHIBIT 12

TRICON Global Restaurants, Inc.
Ratio of Earnings to Fixed Charges Years Ended 1999-1995
and 36 Weeks Ended September 2, 2000 and September 4, 1999
(in millions except ratio amounts)

                                                        52 Weeks                    36 Weeks Ended
                                          --------------------------------------  -------------------
                                           1999    1998    1997    1996    1995   9/02/00    9/04/99
                                          ------  ------  ------  ------  ------  --------  ---------
Earnings:
Pretax income from continuing operations
  before cumulative effect of accounting
  changes(a)                              1,038     756     (35)     72    (103)    473         817

Minorities interests in consolidated
  subsidiaries                                -       -       -      (1)      -       -           -

Unconsolidated affiliates' interests,
  net(a)                                    (12)    (10)     (3)     (6)     26     (13)         (3)

Interest expense(a)                         218     291     290     310     368     131         157

Interest portion of net rent expense(a)      94     105     118     116     109      57          63
                                          ------  ------  ------  ------  ------  --------  ---------
Earnings available for fixed charges      1,338   1,142     370     491     400     648       1,034
                                          ======  ======  ======  ======  ======  ========  =========

Fixed Charges:
Interest Expense(a)                         218     291     290     310     368     131         157

Interest portion of net rent  expense(a)     94     105     118     116     109      57          63
                                          ------  ------  ------  ------  ------  --------  ---------
Total Fixed Charges                         312     396     408     426     477     188         220
                                          ======  ======  ======  ======  ======  ========  =========
Ratio of Earnings to Fixed
  Charges(b)(c)                           4.29x   2.88x   0.91x   1.15x   0.84x   3.44x       4.70x
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

  Included the impact of unusual items of $168 million ($106 million after-tax) for the 36 weeks ended September 2, 2000, $51 million ($29 million after-tax) in 1999, $15 million ($3 million after-tax) in 1998, $184 million ($165 million after tax) in 1997, $246 million ($189 million after tax) in 1996 and $457 million ($324 million after tax) in 1995. Excluding the impact of such charges, the ratio of earnings to fixed charges would have been 4.33, 4.45x, 2.92x, 1.36x, 1.73x and 1.80x for the 36 weeks ended September 2, 2000 and the fiscal years ended 1999, 1998, 1997, 1996 and 1995, respectively.

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

EXHIBIT 15

Accountants’ Acknowledgment

The Board of Directors
TRICON Global Restaurants, Inc.:

We hereby acknowledge our awareness of the use of our report dated October 9, 2000 included within the Quarterly Report on Form 10-Q of TRICON Global Restaurants, Inc. for the twelve and thirty-six weeks ended September 2, 2000, and incorporated by reference in the following Registration Statements:

Description                                                   Registration Statement Number

Forms S-3 and S-3/A
YUM Direct Stock Purchase Program                                     333-46242
Initial Public Offering of Debt Securities                            333-42969

Form S-8s
TRICON Restaurants Puerto Rico, Inc. Save-Up Plan                     333-85069
Restaurant Deferred Compensation Plan                                 333-36877
Executive Income Deferral Program                                     333-36955
TRICON Long-Term Incentive Plan                                       333-36895
SharePower Stock Option Plan                                          333-36961
TRICON Long-Term Savings Program                                      333-36893
Restaurant General Manager Stock Option Plan                          333-64547
TRICON Global Restaurants, Inc. Long Term Incentive Plan              333-32052

Pursuant to Rule 436(c) of the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

/s/  KPMG LLP
Louisville, Kentucky
October 16, 2000