Form 10-K
period 2000-12-30
TRICON GLOBAL RESTAURANTS INC
filed 2001-03-28
CIK 1041061

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for the fiscal year ended December 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to

Commission file number 1-13163

TRICON GLOBAL RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	13-3951308 (I.R.S. Employer Identification No.)

1441 Gardiner Lane, Louisville, Kentucky (Address of principal executive offices)	40213 (Zip Code)

Registrant's telephone number, including area code: (502) 874-8300

Securities registered pursuant to 12(b) of the Act:	Title of Class Common Stock, no par value Rights to purchase Series A Participating Preferred Stock, no par value, of the Registrant	Name of Each Exchange On which Registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to 12(g) of the Act:	None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock ) held by non-affiliates of the registrant as of March 19, 2001 computed by reference to the closing price of the registrant's Common Stock on the New York Stock Exchange Composite Tape on such date was $5,446,619,649.

     The number of shares outstanding of the Registrant's Common Stock as of March 19, 2001 was 147,086,677 shares.

     Portions of the definitive proxy statement furnished to shareholders of the Registrant in connection with the annual meeting of shareholders to be held on May 17, 2001, are incorporated by reference into Part III.

PART I

Item 1.         Business.

     TRICON Global Restaurants, Inc. (referred to herein as "Tricon" or the "Company") was incorporated under the laws of the state of North Carolina in 1997. The principal executive offices of Tricon are located at 1441 Gardiner Lane, Louisville, Kentucky 40213, and its telephone number at that location is (502) 874-8300.

     Tricon, the registrant, together with its restaurant operating companies and other subsidiaries, is referred to in this Form 10-K annual report ("Form 10-K") as the Company. Prior to October 6, 1997, the business of the Company was conducted by PepsiCo, Inc. ("PepsiCo") through various subsidiaries and divisions.

     This Form 10-K should be read in conjunction with the Cautionary Statements on pages 36 through 37.

  General Development of Business

       In January 1997, PepsiCo announced its decision to spin-off its restaurant businesses to shareholders as an independent public company (the "Spin-off"). Effective as of October 6, 1997, PepsiCo disposed of its restaurant businesses by distributing all of the outstanding shares of common stock of Tricon to its shareholders. Tricon's Common Stock began trading on the New York Stock Exchange on October 7, 1997 under the symbol "YUM." (Prior to that date, from September 17, 1997 through October 6, 1997, Tricon's Common Stock was traded on the New York Stock Exchange on a "when-issued" basis). As used in this Form 10-K, references to Tricon or the Company include the historical operating results of the businesses and operations transferred to the Company in the Spin-off. Additionally, throughout this Form 10-K, the terms "restaurants," "stores" and "units" are used interchangeably.

  Financial Information about Operating Segments

       Tricon consists of four operating segments: KFC, Pizza Hut, Taco Bell and TRICON Restaurants International ("TRI" or "International"). For financial reporting purposes, management considers the three U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment. Operating segment information for the years ended December 30, 2000, December 25, 1999 and December 26, 1998 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and the related Consolidated Financial Statements and footnotes in Part II, Item 7, pages 18 through 37; and Part II, Item 8, pages 38 through 75, respectively, of this Form 10-K.

  Narrative Description of Business

       General

       Tricon is the world's largest quick service restaurant ("QSR") company based on number of system units, with more than 30,400 units in over 100 countries and territories. The Tricon organization is currently made up of four operating companies organized around its three core concepts; KFC, Pizza Hut and Taco Bell (the "Concepts"). The four operating companies are KFC, Pizza Hut, Taco Bell and Tricon Restaurants International. KFC is based in Louisville, Kentucky; Pizza Hut and Tricon Restaurants International are based in Dallas, Texas; and Taco Bell is based in Irvine, California.

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

       The franchise program of the Company is designed to assure consistency and quality. The Company is selective in granting franchises and is not in the practice of franchising to investor groups or passive investors. Under the standard franchise agreement, franchisees supply capital-initially by paying a franchise fee to Tricon, purchasing or leasing the land and building and purchasing equipment, signs, seating, inventories and supplies, and over the longer term, by reinvesting in the business. Franchisees then contribute to the Company's revenues through the payment of royalties based on a percentage of sales.

       The Company believes that it is important to maintain strong and open relationships with its franchisees and their representatives. To this end, the Company invests a significant amount of time working with the franchisee community and their representative organizations on all aspects of the business, ranging from new products to new equipment to new management techniques.

       The Company is actively pursuing the strategy of multibranding, where two or more of its Concepts are operated in a single restaurant unit. By combining two or more of its Concepts in one location, particularly those that have complementary daypart strengths, the Company believes it can generate higher sales volumes from such units, significantly improve returns on per unit investment, and enhance its ability to penetrate a greater number of trade areas throughout the U.S. and internationally. Through the consolidation of market planning initiatives across all three of its Concepts, the Company has established multi-year development plans by trade area to optimize franchise and company penetration of all three Concepts and to improve returns on its existing asset base. The development of these multibranded units may be limited, in some instances, by prior development and/or territory rights granted to franchisees.

       As of year-end 2000, there were 1,195 units in the worldwide system housing more than one Concept. Of these, 1,160 units offer food products from two of the Concepts (a "2n1"), and 35 units offer food products from each of the Concepts (a "3n1"). On a much more limited basis, the Company is testing multi-brand options involving one of the Concepts and a restaurant concept not owned by or affiliated with the Company.

       Restaurant Operations

       Through its Concepts, Tricon develops, operates, franchises and licenses a system of both traditional and non-traditional QSR restaurants. Traditional units feature dine-in, carryout and, in some instances, drive-thru or delivery services. Non-traditional units, which are typically licensed outlets, include express units and kiosks which have a more limited menu and operate in non-traditional locations like airports, gasoline service stations, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient.

       The Company's restaurant management structure varies by concept and unit size. Generally, each Company restaurant is led by a restaurant general manager ("RGM"), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant usually has between 10 and 35 hourly employees, most of whom work part-time. The Company's four operating companies each issue detailed manuals covering all aspects of their respective operations, including food handling and product preparation procedures, safety and quality issues, equipment maintenance, facility standards and accounting control procedures. The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. RGMs' efforts are monitored by area managers or market coaches, who work with approximately nine to eleven restaurants. The Company's restaurants are visited from time to time by various senior operators within their respective organizations to help ensure adherence to system standards.

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

       Following is a brief description of each Concept.

       KFC

       KFC was founded in Corbin, Kentucky, by Colonel Harland D. Sanders, an early developer of the quick service food business and a pioneer of the restaurant franchise concept. The Colonel perfected his secret blend of 11 herbs and spices for Kentucky Fried Chicken in 1939 and signed up his first franchisee in 1952. KFC now has more than 5,300 units in the U.S., and almost 6,000 units in 84 countries and territories outside the U.S. Approximately 25 percent of the U.S. units and 19 percent of the non-U.S. units are operated by the Company.

       While product offerings vary throughout the worldwide system, all KFC restaurants offer fried chicken products and many also offer non-fried chicken-on-the-bone products. These products are primarily marketed under the names Original Recipe, Extra Tasty Crispy and Tender Roast. Other principal entree items include chicken sandwiches and Colonel's Crispy Strips, and, seasonally, Chunky Chicken Pot Pies. KFC restaurants also offer a variety of side items, such as biscuits, mashed potatoes and gravy, coleslaw, corn, Potato Wedges (in the U.S.) and french fries (outside of the U.S.), as well as desserts and non-alcoholic beverages. Restaurant decor is characterized by the image of the Colonel, and KFC's distinctive packaging includes the "Bucket" of chicken.

       As of year-end 2000, KFC was the leader in the U.S. chicken QSR segment among companies featuring chicken as their primary product offering, with a 53 percent market share in that segment which is almost 6 times that of its closest national competitor.

       Pizza Hut

       Pizza Hut operates in 88 countries and territories throughout the world and features a variety of pizzas, which may include The Big New Yorker, Pan Pizza, Thin 'n Crispy, Pizzeria Stuffed Crust, Hand Tossed, Sicilian and The Insider, each offered with a variety of different toppings. Pizza Hut also features beverages and, in some restaurants, breadsticks, pasta, salads and sandwiches. The distinctive Pizza Hut image typically features a bright red roof.

       The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, and within a year, the first franchise unit was opened. Today, Pizza Hut is the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products. As of year-end 2000, the Concept had almost 8,000 units in the U.S., and more than 4,100 units outside of the U.S. Approximately 23 percent of the U.S. units and 16 percent of the non-U.S. units are operated by the Company.

       As of year-end 2000, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 22 percent market share in that segment which is double its closest national competitor.

       Taco Bell

       Taco Bell operates in 14 countries and territories throughout the world and specializes in Mexican-style food products, including various types of tacos, burritos, Gorditas, Chalupas, salads, nachos and other related items. Taco Bell units feature a distinctive bell logo on their signage.

       The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold. By year-end 2000, there were more than 6,700 Taco Bell units within the U.S., and approximately 250 units outside of the U.S. Approximately 17 percent of the U.S. units and 18 percent of the non-U.S. units are operated by the Company.

       As of year-end 2000, Taco Bell was the leader in the U.S. Mexican QSR segment, with a market share in that segment of 72 percent.

       International

       The international operations of the three Tricon Concepts are consolidated into a separate operating company, which has directed its focus toward franchise system growth and concentration of Company development in those markets in which the Company believes sufficient scale is achievable. Tricon Restaurants International has developed global systems and tools designed to improve marketing, operations consistency, product delivery, market planning and development and franchise support capability.

       As of year-end 2000, the Company had almost 10,400 units in the system outside of the U.S. Approximately 18 percent of the total non-U.S. units are operated by the Company. In 2000, TRI accounted for 35 percent of the Company's total system sales and 29 percent of the Company's total revenues.

       Operating Structure

       In all three of its Concepts, the Company either operates units or they are operated by independent franchisees or licensees. Franchisees can range in size from individuals owning just a few units to large publicly traded companies. In addition, the Company owns non-controlling interests in Unconsolidated Affiliates who operate as franchisees. As of year-end 2000, approximately 20 percent of Tricon's worldwide units were operated by the Company, approximately 63 percent by franchisees, approximately 11 percent by licensees and approximately 6 percent by Unconsolidated Affiliates.

       Refranchising

       Beginning in 1995, the Company began rebalancing the system toward more franchisee ownership to focus its resources on what it believes are high growth potential markets where it can more efficiently leverage its scale. Since the strategy began, the Company has refranchised 5,895 units: 757 units in 2000, 1,435 units in 1999, 1,373 units in 1998, 1,407 units in 1997, 659 units in 1996 and 264 units in 1995. As a result of the Company's refranchising activity, coupled with new points of distribution added by franchisees and licensees and the program to upgrade the asset portfolio by closing underperforming stores, the Company's overall ownership of total system units declined 27 percentage points in six years from 47 percent at year-end 1994 to 20 percent at year-end 2000. The refranchising program is expected to be substantially completed in 2001. In the future, the Company may sell additional stores to, or purchase stores from, franchise or license operators as it deems appropriate.

       Supply and Distribution

       The Company is a substantial purchaser of a number of food and paper products, equipment and other restaurant supplies. In 1996, to ensure reliable sources, the Company consolidated most of its worldwide food and supply procurement activities under an internal organization now called Supply Chain Management, which sources, negotiates contracts and buys specified food and supplies from hundreds of suppliers in a significant number of countries and territories. Supply Chain Management monitors market trends and seeks to identify and capitalize on purchasing opportunities that will enhance the Company's competitive position. The principal products purchased include beef, cheese, chicken products, cooking oils, corn, flour, lettuce, paper and packaging materials, pinto beans, pork, seasonings, soft drink beverage products and tomato products.

       Effective as of March 1, 1999, the Company, along with the KFC National Purchasing Cooperative, Inc. and representatives of the Company's KFC, Pizza Hut and Taco Bell franchisee groups, formed the Unified FoodService Purchasing Co-op, LLC (the "Unified Co-op") for the purpose of purchasing certain restaurant products and equipment in the U.S. The core mission of the Unified Co-op is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment. This arrangement combines the purchasing power of the Company and franchisee restaurants in the U.S., which the Company believes will further leverage the system's scale to drive cost savings and effectiveness in the purchasing function. In 2000, purchasing volume for the Unified Co-op was approximately $3.6 billion, making it the largest purchasing cooperative of its kind in the QSR industry. The Company also believes that the Unified Co-op has resulted (and should continue to result) in an even closer alignment of interests and a stronger relationship with its franchisee community.

       To ensure the wholesomeness of all food products, suppliers are required to meet or exceed strict quality control standards. Long-term contracts and long-term vendor relationships have been used to ensure availability of products. The Company has not experienced any significant continuous shortages of supplies, and alternative sources for most of these products are generally available. Prices paid for these supplies may be subject to fluctuation. When prices increase, the Company may be able to pass on such increases to its customers, although there is no assurance this can be done in the future.

       Historically, many food products, paper and packaging supplies, and equipment used in the operation of the Company's restaurants were distributed to individual Company units by PepsiCo Food Services ("PFS"), which was PepsiCo's restaurant distribution operation prior to its disposition in 1997 as described below. PFS also sold and distributed these same items to many franchisees and licensees that operate in the three restaurant systems, though principally to Pizza Hut and Taco Bell franchised/licensed units in the U.S. In May 1997, KFC, Pizza Hut and Taco Bell entered into a five-year Sales and Distribution Agreement with PFS to distribute the majority of their food and supplies for Company stores, subject to PFS maintaining certain performance levels. The Sales and Distribution Agreement became effective upon the closing of the sale by PepsiCo of the distribution business of PFS to AmeriServe Food Distribution, Inc. ("AmeriServe"), a subsidiary of Holberg Industries, Inc., pursuant to a definitive agreement dated as of May 23, 1997, as amended.

       Effective as of November 1, 1998, Tricon, KFC, Pizza Hut and Taco Bell entered into an amended and restated Sales and Distribution Agreement with AmeriServe (the "Amended AmeriServe Agreement") which provided for a two and one-half year extension of the term of the original agreement with PFS through January 2005, as well as an additional two and one-half year renewal option that could extend the contract, based on market rates, through July 2007. The Amended AmeriServe Agreement substantially modified the way in which distribution fees are calculated, and included incentives for utilizing more efficient distribution practices by both parties. Under the terms of the Amended AmeriServe Agreement, Company KFC, Pizza Hut and Taco Bell restaurants in the U.S. could generally not use alternative distributors.

       On January 31, 2000, AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code. A plan of reorganization for AmeriServe (the "POR") was approved by the U.S. Bankruptcy Court on November 28, 2000. The POR provided for the sale of the AmeriServe U.S. distribution business to McLane Company, Inc., a subsidiary of Wal-Mart ("McLane"), effective on November 30, 2000. In connection with this sale, the Company agreed to, among other things, an extension of the Amended AmeriServe Agreement through October 31, 2010. Beginning on November 30, 2000, McLane assumed all supply and distribution responsibilities under the Amended AmeriServe Agreement, as well as under distribution agreements covering a substantial portion of the Pizza Hut and Taco Bell franchise system, and, to a lesser extent, the KFC franchise system.

       A discussion of the impact of the AmeriServe bankruptcy on the Company is contained in Note 21 to the Consolidated Financial Statements on pages 69 through 71.

       Tricon, KFC, Pizza Hut, Taco Bell and TRI have also entered into multi-year agreements with Pepsi-Cola Company regarding the sale of Pepsi-Cola beverage products at Company stores.

       Sale of Non-Core Concepts

       In late 1996, the Company set a strategy to focus human and financial resources on growing the sales and profitability of its core Concepts. As a result, the non-core restaurant businesses of California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo's Sandwich Shops, East Side Mario's and Hot 'n Now (collectively, the "Non-core Businesses") were sold in 1997. The operations of these Non-core Businesses were not material to the operations of Tricon.

       Trademarks and Patents

       The Company has numerous registered trademarks and service marks. The Company believes that many of these marks, including its Kentucky Fried Chicken®, KFC®, Pizza Hut® and Taco Bell® trademarks, have significant value and are materially important to its business. The Company's policy is to pursue registration of its important trademarks whenever feasible and to oppose vigorously any infringement of its trademarks. The use of the Company's trademarks by franchisees and licensees has been authorized in KFC, Pizza Hut and Taco Bell franchise and license agreements. Under current law and with proper use, the Company's rights in its trademarks can generally last indefinitely. The Company also has certain patents on restaurant equipment, which, while valuable, are not material to its business.

       Working Capital

       Information about the Company's working capital is included in MD&A in Part II, Item 7, pages 18 through 37 of this Form 10-K and the Consolidated Statements of Cash Flows in Part II, Item 8, pages 38 through 75 of this Form 10-K.

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

       Research and Development ("R&D")

       The Company operates R&D facilities in Louisville, Kentucky; Dallas, Texas; and Irvine, California. The Company expensed $24 million in both 2000 and 1999 and $21 million in 1998 for R&D activities. From time to time, independent suppliers also conduct research and development activities for the benefit of the Tricon restaurant system.

       Environmental Matters

       The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures. However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2000, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

       The Company continues to monitor its facilities for compliance with the Americans With Disabilities Act ("ADA") in order to conform to its requirements. Under the ADA, the Company could be required to expend funds to modify its restaurants to better provide service to, or make reasonable accommodation for the employment of, disabled persons. We believe that expenditures, if required, would not have a material adverse effect on the Company's operations.

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

       Employees

       As of year-end 2000, the Company employed over 190,000 persons, approximately 70 percent of whom were part-time employees. Over 65 percent of the Company's employees are employed in the U.S. The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors. Most Company employees are paid on an hourly basis. The Company's non-U.S. employees are subject to numerous labor council relationships that vary due to the diverse cultures in which the Company operates. The Company considers its employee relations to be good.

  Financial Information about International and U.S. Operations

       Financial information about International and U.S. markets is incorporated herein by reference from Selected Financial Data, MD&A and the related Consolidated Financial Statements and footnotes in Part II, Item 6, page 17; Part II, Item 7, pages 18 through 37; and Part II, Item 8, pages 38 through 75, respectively, of this Form 10-K.

Item 2.         Properties.

     As of year-end 2000, Tricon Concepts owned approximately 1,600 and leased approximately 2,700 units in the U.S.; and TRI owned approximately 400 and leased approximately 1,400 units outside the U.S. Company restaurants in the U.S. which are not owned are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with short renewal options. Pizza Hut leases TRI's and Pizza Hut's corporate headquarters in Dallas, Texas. Taco Bell leases its corporate headquarters in Irvine, California and KFC owns its corporate headquarters and a research facility in Louisville, Kentucky. In addition, Tricon leases office facilities for accounting services in both Louisville, Kentucky, and Albuquerque, New Mexico. Additional information about the Company's properties is included in the Consolidated Financial Statements and footnotes in Part II, Item 8, pages 38 through 75, of this Form 10-K.

     The Company believes that its properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3.         Legal Proceedings.

     The Company is subject to various claims and contingencies related to lawsuits, taxes, real estate, environmental and other matters arising in the normal course of business. The following is a brief description of the more significant of these categories of lawsuits and other matters. Except as stated below, the Company believes that the ultimate liability, if any, in excess of amounts already provided for in these matters, is not likely to have a material adverse effect on the Company's annual results of operations, financial condition or cash flows.

     Franchising

     A substantial number of the restaurants of each of the Concepts are franchised to independent businesses operating under arrangements with the Concepts. In the course of the franchise relationship, occasional disputes arise between the Company and its franchisees relating to a broad range of subjects, including, without limitation, quality, service, and cleanliness issues, contentions regarding grants, transfers or terminations of franchises, territorial disputes and delinquent payments.

     Suppliers

     The Company, through approved distributors, purchases food, paper, equipment and other restaurant supplies from numerous independent suppliers throughout the world. These suppliers are required to meet and maintain the Company's standards and specifications. On occasion, disputes arise between the Company and its suppliers on a number of issues, including, but not limited to, compliance with product specifications and the Company's business relationship with suppliers.

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

     On May 11, 1998, a purported class action lawsuit against Pizza Hut, Inc., and one of its franchisees, PacPizza, LLC, entitled Aguardo, et al. v. Pizza Hut, Inc., et al., ("Aguardo") was filed in the Superior Court of the State of California of the County of San Francisco. The lawsuit was filed by three former Pizza Hut restaurant general managers purporting to represent approximately 1,300 current and former California restaurant general managers of Pizza Hut and PacPizza, LLC. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and vacation pay and seeks an unspecified amount in damages. On January 12, 2000, the Court certified a class of approximately 1,300 current and former restaurant general managers. The Court amended the class on June 1, 2000 to include approximately 150 additional current and former restaurant general managers. This lawsuit is in the early discovery phase, and no trial date has been set.

     On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp., ("Bravo") was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has currently paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A trial date of November 2, 1999 was set. However, on November 1, 1999, the Court issued a proposed order postponing the trial and establishing a pre-trial claims process. The final order regarding the claims process was entered on January 14, 2000. Taco Bell moved for certification of an immediate appeal of the Court-ordered claims process and requested a stay of the proceedings. This motion was denied on February 8, 2000. Taco Bell appealed this decision to the Supreme Court of Oregon and the Court denied Taco Bell's Writ of Mandamus on March 21, 2000. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. A Court ordered pre-trial claims process went forward, and hearings were held for claimants employed or previously employed in selected Taco Bell restaurants. After the initial hearings, the damage claims hearings were discontinued. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. A number of procedural issues, including possible appeals, remain to determine the ultimate damages in this matter.

     We have provided for the estimated costs of the Aguardo and Bravo litigations, based on a projection of eligible claims (including claims filed to date, where applicable), the cost of each eligible claim, the estimated legal fees incurred by plaintiffs and the results of settlement negotiations in these and other wage and hour litigation matters. Although the outcome of these lawsuits cannot be determined at this time, we believe the ultimate cost of these cases in excess of the amounts already provided will not be material to our annual results of operations, financial condition or cash flows. Any provisions have been recorded in unusual items.

     On October 2, 1996, a class action lawsuit against Taco Bell Corp., entitled Mynaf, et al. v. Taco Bell Corp. was filed in the Superior Court of the State of California of the County of Santa Clara. The lawsuit was filed by two former restaurant general managers and two former assistant restaurant general managers purporting to represent all current and former Taco Bell restaurant general managers and assistant restaurant general managers in California. The lawsuit alleged violations of California wage and hour laws involving unpaid overtime wages, and violations of the State Labor Code's record-keeping requirements. The complaint also included an unfair business practices claim. Plaintiffs claimed individual damages ranging from $10,000 to $100,000 each. On September 17, 1998, the court certified a class of approximately 3,000 current and former assistant restaurant general managers and restaurant general managers. Taco Bell petitioned the appellate court to review the trial court's certification order. The petition was denied on December 31, 1998. Taco Bell then filed a petition for review with the California Supreme Court, and the petition was subsequently denied. Class notices were mailed on August 31, 1999 to over 3,400 class members. Trial began on January 29, 2001. Before conclusion of the trial, the parties reached an agreement to settle this matter, and entered into a stipulation of discontinuance of the case. This settlement agreement is subject to approval by the court of the terms and conditions of the agreement and notice to the class with an opportunity to object and be heard. We have provided for the costs of this settlement in unusual items.

     Customers

     The Company's restaurants serve a large and diverse cross-section of the public and in the course of serving so many people, disputes arise regarding products, service, accidents and other matters typical of large restaurant systems such as those of the Company.

     Intellectual Property

     The Company has registered trademarks and service marks, many of which are of material importance to the Company's business. From time to time, the Company may become involved in litigation to defend and protect its use of such registered marks.

     Other Litigation

     In 1993, C&F Meat Packing Co., Inc., a Chicago meat packing company ("C&F"), filed an action against Pizza Hut in the United States District court for the Northern District of Illinois entitled C&F Packing Co., Inc. v. Pizza Hut, Inc. This lawsuit alleges that Pizza Hut misappropriated various trade secrets relating to C&F's alleged process for manufacturing a precooked Italian sausage pizza topping. C&F's trade secret claims against Pizza Hut were originally dismissed by the trial court on statute of limitations grounds. That ruling was later overturned by the U.S. Court of Appeals for the Federal Circuit in August 2000 and the case was remanded to the trial court for further proceedings. On remand, Pizza Hut moved for summary judgment on its statute of limitations defense. That motion was denied in January 2001. This lawsuit is in the discovery phase and no trial date has been set. Similar trade secret claims against another defendant were tried by a jury in late 1998 and the jury returned a verdict for C&F. Judgment on that verdict was affirmed by the U.S. Court of Appeals for the Federal Circuit in August 2000.

     The Company believes that C&F's claims are without merit and is vigorously defending the case. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

Item 4.         Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of the Registrant

     The executive officers of the Company as of March 19, 2001, and their ages and current positions as of that date are as follows:

Name	Age	Position

David C. Novak	48	Chairman of the Board and Chief Executive Officer

David J. Deno	43	Chief Financial Officer

Gregg G. Dedrick	41	Executive Vice President, People and Shared Services

Aylwin B. Lewis	46	Executive Vice President, Operations and New Business Development

Christian L. Campbell	50	Senior Vice President, General Counsel and Secretary

Jonathan D. Blum	42	Senior Vice President - Public Affairs

Charles E. Rawley, III	50	Chief Development Officer

Brent A. Woodford	38	Vice President and Controller

Peter A. Bassi	51	President, Tricon Restaurants International

Cheryl A. Bachelder	44	President and Chief Concept Officer, KFC

Michael S. Rawlings	46	President and Chief Concept Officer, Pizza Hut

Emil J. Brolick	53	President and Chief Concept Officer, Taco Bell

Peter R. Hearl	49	Executive Vice President, Tricon Restaurants International

Mark S. Cosby	42	Chief Operating Officer, KFC

Michael A. Miles, Jr.	39	Chief Operating Officer, Pizza Hut

Robert T. Nilsen	41	Chief Operating Officer, Taco Bell

     David C. Novak is Chairman of the Board and Chief Executive Officer of Tricon. He has served in this position since January 2001. From December 1999 to January 2001, Mr. Novak served as Vice Chairman of the Board, Chief Executive Officer and President of Tricon. From October 1997 to December 1999, he served as Vice Chairman and President of Tricon. Mr. Novak previously served as Group President and Chief Executive Officer, KFC and Pizza Hut from August 1996 to July 1997. Mr. Novak joined Pizza Hut in 1986 as Senior Vice President, Marketing. In 1990, he became Executive Vice President, Marketing and National Sales, for Pepsi-Cola Company. In 1992 he became Chief Operating Officer, Pepsi-Cola North America, and in 1994 he became President and Chief Executive Officer of KFC North America.

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

     Gregg R. Dedrick is Executive Vice President, People and Shared Services for Tricon. From July 1997 to November 1999, he served as Senior Vice President and Chief People Officer. Mr. Dedrick previously served as Senior Vice President, Human Resources, for Pizza Hut and KFC, a position he assumed in 1996. Mr. Dedrick joined Pepsi-Cola Company in 1981 and held various personnel-related positions with Pepsi-Cola from 1981 to 1994. In 1994, he became a Vice President, Human Resources for Pizza Hut, and in 1995 he became Senior Vice President of Human Resources for KFC.

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

     Charles E. Rawley, III is Chief Development Officer of Tricon. He has served in this position since January 2001. From 1998 to January 2001, he served as President and Chief Operating Officer of KFC, and from 1995 to 1998, he served as Chief Operating Officer of KFC. Mr. Rawley joined KFC in 1985 as a Director of Operations. He served as Vice President of Operations for the Southwest, West, Northeast, and Mid-Atlantic Divisions from 1988 to 1994, when he became Senior Vice President, Concept Development for KFC.

     Brent A. Woodford is Vice President and Controller of Tricon. He has served in this position since April 2000. Mr. Woodford previously served as Controller of Tricon Restaurants International from March 1998 to April 2000. From October 1997 to March 1998, he served as Assistant Controller of Tricon Restaurants International. From 1993 until October 1997, he held various finance positions with PepsiCo and KFC's International Restaurant Division. Prior to joining the Company in 1993, Mr. Woodford was employed by KPMG LLP, A.G. Edwards & Sons, Inc. and Coopers and Lybrand.

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

     Cheryl A. Bachelder is President and Chief Concept Officer of KFC. She has served in this position since January 2001. Prior to joining KFC, Ms. Bachelder served as Executive Vice President, Build the Brand for Domino's Pizza LLC from June 1995 to December 2000. She joined Domino's in May 1995 as Executive Vice President of Marketing and Product Development. From 1992 to May 1995, Ms. Bachelder served as President of Bachelder & Associates, a management consulting firm which she founded. From 1984 to 1992, Ms. Bachelder held various positions with the Nabisco Foods Group of RJR Nabisco, Inc., including Vice President and General Manager of the LifeSavers Division.

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

     Emil J. Brolick is President and Chief Concept Officer of Taco Bell. He has served in this position since July 2000. Prior to joining Taco Bell, Mr. Brolick served as Vice President of New Product Marketing, Research & Strategic Planning for Wendy's International, Inc. from 1995 to July 2000. From 1988 to 1995, he held various positions at Wendy's including Manager, Planning and Evaluation and Vice President Strategic Planning and Research.

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

     Mark S. Cosby is Chief Operating Officer of KFC. He has served in this position since January 2001. From September 1997 to January 2001, Mr. Cosby served as Chief Development Officer of Tricon. From August 1996 to September 1997, Mr. Cosby was Senior Vice President Operations Development for KFC. From March 1993 to August 1996, he held various positions at KFC including Vice President of Planning, Vice President of Purchasing, and Vice President of Operations for the North Central Division. Mr. Cosby joined PepsiCo with Taco Bell in 1988.

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

PART II

Item 5.         Market for the Registrant's Common Stock and Related Stockholder Matters.

     The Company's Common Stock trades under the symbol YUM and is listed on the New York Stock Exchange ("NYSE"). The following sets forth the high and low NYSE composite closing sale prices by quarter of the Company's Common Stock.

                                2000                               1999
     ----------------------------------------------------------------------------------
     Quarter          High                 Low           High                 Low
     ----------------------------------------------------------------------------------
     First        $   38.63         $     25.69     $    69.50          $    46.00
     Second           35.56               29.00          73.50               50.25
     Third            32.38               23.75          56.38               35.75
     Fourth           37.38               26.50          45.13               37.69
     ----------------------------------------------------------------------------------

     The approximate number of shareholders of record of the Company's common stock as of March 19, 2001 was 144,000.

     The Company does not presently intend to pay dividends on its common stock.

Item 6.         Selected Financial Data.

Selected Financial Data
TRICON Global Restaurants, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

-------------------------------------------------------------------------------------------------------
                                                                    Fiscal Year
-------------------------------------------------------------------------------------------------------
                                                2000        1999         1998        1997        1996
-------------------------------------------------------------------------------------------------------
Summary of Operations
System sales (a)
  U.S.                                      $  14,514   $  14,516    $  14,013   $  13,502   $  13,388
  International                                 7,645       7,246        6,607       6,963       6,892
                                            -----------------------------------------------------------
  Total                                        22,159      21,762       20,620      20,465      20,280
                                            -----------------------------------------------------------
Revenues
  Company sales(b)                              6,305       7,099        7,852       9,112       9,738
  Franchise and license fees                      788         723          627         578         494
                                            -----------------------------------------------------------
  Total                                         7,093       7,822        8,479       9,690      10,232
                                            -----------------------------------------------------------
Facility actions net gain (loss)(c)               176         381          275        (247)         37
Unusual items(d)                                 (204)        (51)         (15)       (184)       (246)
                                            -----------------------------------------------------------
Operating profit                                  860       1,240        1,028         241         372
Interest expense, net                             176         202          272         276         300
                                            -----------------------------------------------------------
Income (loss) before income taxes                 684       1,038          756         (35)         72
Net income (loss)                                 413         627          445        (111)        (53)
Basic earnings per common share(e)               2.81        4.09         2.92         N/A         N/A
Diluted earnings per common share(e)             2.77        3.92         2.84         N/A         N/A
-------------------------------------------------------------------------------------------------------
Cash Flow Data
Provided by operating activities            $     491   $     565    $     674   $     810   $     713
Capital spending                                  572         470          460         541         620
Proceeds from refranchising of restaurants        381         916          784         770         355
-------------------------------------------------------------------------------------------------------
Balance Sheet
Total assets                                $   4,149   $   3,961    $   4,531   $   5,114   $   6,520
Operating working capital deficit                (634)       (832)        (960)     (1,073)       (915)
Long-term debt                                  2,397       2,391        3,436       4,551         231
Total debt                                      2,487       2,508        3,532       4,675         290
Investments by and advances from PepsiCo            -           -            -           -       4,266
-------------------------------------------------------------------------------------------------------
Other Data
Number of stores at year end(a)
  Company                                       6,123       6,981        8,397      10,117      11,876
  Unconsolidated Affiliates                     1,844       1,178        1,120       1,090       1,007
  Franchisees                                  19,287      18,414       16,650      15,097      13,066
  Licensees                                     3,163       3,409        3,596       3,408       3,147
  System                                       30,417      29,982       29,763      29,712      29,096
U.S. Company same store sales growth(a)
  KFC                                            (3)%          2%           3%          2%          6%
  Pizza Hut                                        1%          9%           6%        (1)%        (4)%
  Taco Bell                                      (5)%           -           3%          2%        (2)%
  Blended                                        (2)%          4%           4%          1%         N/A
Shares outstanding at year end (in millions)      147         151          153         152         N/A
Market price per share at year end          $   33.00   $   37.94    $   47.63   $   28.31         N/A
-------------------------------------------------------------------------------------------------------
N/A - Not Applicable.

TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") became an independent, publicly owned company on October 6, 1997 through the spin-off of the restaurant operations of its former parent, PepsiCo, Inc. ("PepsiCo"), to its shareholders. The historical consolidated financial data for 1997 and 1996 was prepared as if we had been an independent, publicly owned company for those periods. To facilitate this presentation, PepsiCo made certain allocations of its previously unallocated interest and general and administrative expenses as well as pro forma computations, to the extent possible, of separate income tax provisions for its restaurant segment. Fiscal year 2000 includes 53 weeks. Fiscal years 1996 to 1999 include 52 weeks. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

  Excludes Non-core Businesses.
  Declining company sales are largely the result of our refranchising initiatives.
  1999 and 1998 include $13 million ($10 million after-tax) and $54 million ($33 million after-tax), respectively, of favorable adjustments to our 1997 fourth quarter charge which was $410 million ($300 million after-tax).
  See Note 5 to the Consolidated Financial Statements for a description of unusual items in 2000, 1999 and 1998. 1997 includes $120 million ($125 million after-tax) related to our 1997 fourth quarter charge and an additional $54 million ($34 million after-tax) related to the 1997 disposal of the Non-core Businesses. 1996 includes a $246 million ($189 million after-tax) writedown of our Non-core Businesses. 1999 and 1998 included favorable adjustments to our 1997 fourth quarter charge of $11 million ($10 million after-tax) and $11 million ($7 million after-tax), respectively.
  EPS data has been omitted for 1997 and 1996 as our capital structure as an independent, publicly owned company did not exist.

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON" or the "Company") is comprised of the worldwide operations of KFC, Pizza Hut and Taco Bell ("the Concepts") and is the world's largest quick service restaurant ("QSR") company based on the number of system units. Separately, each brand ranks in the top ten among QSR chains in U.S. system sales and units. Our 10,400 international units make us the second largest QSR company outside the U.S. TRICON became an independent, publicly owned company on October 6, 1997 (the "Spin-off Date") via a tax free distribution of our Common Stock (the "Distribution" or "Spin-off") to the shareholders of our former parent, PepsiCo, Inc. ("PepsiCo").

     Throughout Management's Discussion and Analysis ("MD&A"), we make reference to ongoing operating profit which represents our operating profit excluding the impact of facility actions net gain, unusual items and our accounting and human resources policy changes in 1999 (collectively, the "1999 accounting changes"). See Note 5 to the Consolidated Financial Statements for a detailed discussion of these exclusions. We use ongoing operating profit as a key performance measure of our results of operations for purposes of evaluating performance internally and as the base to forecast future performance. Ongoing operating profit is not a measure defined in accounting principles generally accepted in the U.S. and should not be considered in isolation or as a substitution for measures of performance in accordance with accounting principles generally accepted in the U.S.

     In 2000, our international business, Tricon Restaurants International ("TRI" or "International") accounted for 35% of system sales, 29% of total revenues and 29% of ongoing operating profit excluding unallocated and corporate expenses and foreign exchange gains and losses. We anticipate that, despite the inherent risks and typically higher general and administrative expenses required by international operations, we will continue to invest in key international markets with substantial growth potential.

     This MD&A should be read in conjunction with our Consolidated Financial Statements on pages 39-75 and the Cautionary Statements on pages 36-37. All Note references herein refer to the Notes to the Consolidated Financial Statements on pages 43-75. Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.

Factors Affecting Comparability of 2000 Results to 1999

     Impact of AmeriServe Bankruptcy Reorganization Process

     See Note 21 for a complete discussion of the impact of the AmeriServe Food Distribution, Inc. ("AmeriServe") bankruptcy reorganization process on the Company.

     Kraft Taco Shell Recall

     In the fourth quarter of 2000, allegations were made by a public environmental advocacy group that testing of corn taco shells, sold by Kraft Foods, Inc. ("Kraft") in grocery stores under a license to use the Taco Bell brand name, had indicated the presence of genetically modified ("GM") corn which had only been approved by the applicable U.S. governmental agencies for animal consumption. In light of the allegations, Kraft recalled this product line. We are not aware of any evidence that suggests that the GM corn at issue presents any significant health risk to humans. Nonetheless, consistent with our overall quality assurance procedures, we have taken significant actions to ensure that our restaurant supply chain is free of products containing the GM corn in question, and we will continue to take whatever actions are prudent or appropriate in this regard.

     Although we are unable to estimate the amount, we believe that our Taco Bell restaurants have experienced a negative impact on sales following the allegations and the Kraft recall. We do not currently believe this sales impact will be sustained over the long term.

     Franchisee Financial Condition

     Like others in the QSR industry, from time to time, some of our franchise operators experience financial difficulties with respect to their franchise operations. At present, certain of our franchise operators, principally in the Taco Bell system, are facing varying degrees of financial problems, primarily as a result of declines in store sales in the Taco Bell system, which we believe have been exacerbated by the grocery product recalls of corn taco shells by Kraft in the fourth quarter of 2000.

     Depending upon the facts and circumstances of each situation, and in the absence of an improvement in business trends, there are a number of potential resolutions of these financial issues, including a sale of some or all of the operator's restaurants to us or a third party, a restructuring of the operator's business and/or finances, or, in the more unusual cases, bankruptcy of the operator. It is our practice to proactively work with financially troubled franchise operators in an attempt to positively resolve their issues.

     Taco Bell has established a $15 million loan program for those franchisees in need of short-term assistance due to the recent sales declines in the Taco Bell system. Through February 2001, this program has aided approximately 75 franchisees covering approximately 1,500 Taco Bell restaurants. Additionally, Taco Bell is in various stages of discussions with a number of other Taco Bell franchisees and their lenders. We believe that many of these franchisees will require various types of business and/or financial restructuring. Based on currently available information, we believe that this group of franchisees represents approximately 1,000 Taco Bell restaurants.

     In 2000, we charged approximately $26 million to ongoing operating profit for expenses related to the financial situation of certain Taco Bell franchisees. These expenses, which relate primarily to allowances for doubtful franchise and license fee receivables, were reported as general and administrative expenses. On an ongoing basis, we assess our exposure from franchise-related risks which include estimated uncollectibility of accounts receivable related to franchise and license fees, contingent lease liabilities, guarantees to support certain third party financial arrangements with franchisees and potential claims by franchisees. The contingent lease liabilities and guarantees are more fully discussed in the Contingent Liabilities section of Note 21. Although the ultimate impact of these franchise financial issues cannot be predicted with certainty at this time, we have provided for our current estimate of the probable exposure to the Company as of December 30, 2000. It is reasonably possible that there will be additional costs which could be material to quarterly or annual results of operations, financial condition or cash flows.

     Based on the information currently available to us, we have budgeted for an estimate of expenses and capital expenditures that may be required to address this situation. However, the Taco Bell franchise financial situation poses certain risks and uncertainties to us. The more significant of these risks and uncertainties are described below. Significant adverse developments in this situation, or in any of these risks or uncertainties, could have a material adverse impact on our quarterly or annual results of operations, financial condition or cash flows.

     We intend to continue to proactively work with financially troubled franchise operators in an attempt to positively resolve their issues. However, there can be no assurance that the number of franchise operators or restaurants experiencing financial difficulties will not change from our current estimates. Nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchise operator. Additionally, there can be no assurance that resolution of these financial issues will not result in Taco Bell purchasing a significant number of restaurants from financially troubled Taco Bell franchise operators.

     Unusual Items

     We recorded unusual items of $204 million ($129 million after-tax), $51 million ($29 million after-tax) and $15 million ($3 million after-tax) in 2000, 1999 and 1998, respectively. See Note 5 for a detailed discussion of our unusual items.

     Fifty-third Week in 2000

     Our fiscal calendar results in a fifty-third week every 5 or 6 years. Fiscal year 2000 included a fifty-third week in the fourth quarter. The following table summarizes the estimated impact of the fifty-third week on system sales, revenues and ongoing operating profit:

                                    U.S.      International    Unallocated       Total
                               -----------   --------------   ------------   -----------
System sales                   $      230    $      65        $      -       $     295
                               ===========   ==============   ============   ===========
Revenues
Company sales                  $       58    $      18        $      -       $      76
Franchise fees                          9            2               -              11
                               -----------   --------------   ------------   -----------
Total Revenues                 $       67    $      20        $      -       $      87
                               ===========   ==============   ============   ===========
Ongoing operating profit

Franchise fees                 $        9    $       2        $      -       $      11
Restaurant margin                      11            4               -              15
General and administrative
  expenses                             (3)          (2)             (2)             (7)
                               -----------   --------------   ------------  ------------
Ongoing operating profit       $       17    $       4        $     (2)      $      19
                               ===========   ==============   ============ =============

     The estimated favorable impact in net income was $10 million or $0.07 per diluted share.

     Store Portfolio Strategy

     Beginning in 1995, we have been strategically reducing our share of total system units by selling Company restaurants to existing and new franchisees where their expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and International markets. This portfolio-balancing activity has reduced, and will continue to reduce, our reported revenues and restaurant profits and has increased the importance of system sales as a key performance measure. We expect to substantially complete our refranchising program in 2001.

     The following table summarizes our refranchising activities for the last three years:

                                               2000           1999           1998
                                           ---------     ----------     ----------
    Number of units refranchised                757          1,435          1,373
    Refranchising proceeds, pre-tax        $    381      $     916      $     784
    Refranchising net gains, pre-tax       $    200      $     422      $     279

     In addition to our refranchising program, we have been closing restaurants over the past several years. Restaurants closed include poor performing restaurants, restaurants that are relocated to a new site within the same trade area or U.S. Pizza Hut delivery units consolidated with a new or existing dine-in traditional store within the same trade area.

     The following table summarizes Company store closure activities for the last three years:

                                                                     2000         1999        1998
                                                                 ---------   ----------   -----------
    Number of units closed                                            208          301         572
    Store closure costs (credits)(a)                             $     10    $      13    $    (27)
    Impairment charges for stores to be closed in the future     $      6    $      12    $      6
  Includes favorable adjustments to our 1997 fourth quarter charge of $9 million in 1999 and $56 million in 1998.

     The impact on ongoing operating profit arising from our refranchising and store closure initiatives as well as the contribution of Company stores to a new unconsolidated affiliate as described in the Impact of New Unconsolidated Affiliates section (the "Portfolio Effect"), represents the net of (a) the estimated reduction in Company sales, restaurant margin and general and administrative expenses ("G&A"), (b) the estimated increase in franchise fees and (c) the equity income (loss) from investments in unconsolidated affiliates ("equity income"). The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in the respective previous year and were no longer operated by us as of the last day of the respective year.

     The following table summarizes the estimated revenue impact of the Portfolio Effect:

                                                  2000
                                 ---------------------------------------
                                     U.S.     International   Worldwide
                                 ----------   -------------   ----------
Reduced sales                    $    (838)   $      (246)    $  (1,084)
Increased franchise fees                39             13            52
                                 ----------   -------------   ----------
Reduction in total revenues      $    (799)   $      (233)    $  (1,032)
                                 ==========   =============   ==========

                                                  1999
                                 ---------------------------------------
                                     U.S.     International   Worldwide
                                 ----------   -------------   ----------
Reduced sales                    $  (1,065)   $      (201)    $  (1,266)
Increased franchise fees                51              9            60
                                 ----------   -------------   ----------
Reduction in total revenues      $  (1,014)   $      (192)    $  (1,206)
                                 ==========   =============   ==========

     The following table summarizes the estimated impact on ongoing operating profit of the Portfolio Effect:

                                                  2000
                                 ---------------------------------------
                                      U.S.    International   Worldwide
                                 ----------   -------------   ----------
Decreased restaurant margin      $     (90)    $      (25)    $    (115)
Increased franchise fees                39             13            52
Decreased G&A                           11              6            17
Equity income (loss)                     -             (1)           (1)
                                 ----------    ------------   ----------
(Decrease) in ongoing operating
  profit                         $     (40)    $       (7)    $     (47)
                                 ==========   =============   ==========

                                                  1999
                                 ---------------------------------------
                                       U.S.   International   Worldwide
                                 ----------   -------------   ----------
Decreased restaurant margin      $    (108)    $      (18)    $    (126)
Increased franchise fees                51              9            60
Decreased G&A                           17             10            27
                                 ----------   -------------   ----------
(Decrease) increase in ongoing
  operating profit               $     (40)    $        1      $    (39)
                                 ==========   =============   ==========

     The estimated interest savings resulting from the reduction of average debt with the net after-tax cash proceeds from our refranchising activities largely mitigated the above reduction in ongoing operating profit.

Results of Operations

Worldwide Results of Operations

                                               % B(W)                        % B(W)
                                   2000        vs. 1999         1999        vs. 1998
                                ----------    ----------     ----------    ----------
System sales(a)                 $  22,159           2        $  21,762         6
                                ==========                   ==========
Revenues
Company sales                   $   6,305         (11)       $   7,099       (10)
Franchise and license fees            788           9              723        15
                                ----------                   ----------
Total Revenues                  $   7,093          (9)       $   7,822        (8)
                                ==========                   ==========
Company restaurant margin       $     954         (13)       $   1,091         3
                                ==========                   ==========
% of sales                          15.1%     (0.3) ppts.        15.4%     1.9 ppts.
                                ==========                   ==========
Ongoing operating profit        $     888           1        $     881        15
Accounting changes(b)                   -          NM               29        NM
Facility actions net gain             176         (54)             381        38
Unusual items                        (204)         NM              (51)       NM
                                ----------                   ----------
Operating Profit                      860         (31)           1,240        21
Interest expense, net                 176          13              202        26
Income Tax Provision                  271          34              411       (32)
                                ----------                   ----------
Net Income                      $     413         (34)       $     627        41
                                ==========                   ==========
Diluted Earnings Per Share      $    2.77         (29)       $    3.92        38
                                ==========                   ==========
  Represents combined sales of Company, unconsolidated affiliate, franchise and license restaurants.

  See Note 5 for a discussion of the 1999 accounting changes.

Worldwide Restaurant Unit Activity

                                         Unconsolidated
                              Company      Affiliates     Franchisees   Licensees     Total
                              --------  ---------------  ------------  ----------   --------

 Balance at Dec. 26, 1998       8,397       1,120          16,650          3,596     29,763
 Openings & Acquisitions          323          83             858            586      1,850
 Refranchising & Licensing     (1,435)         (5)          1,443             (3)         -
 Closures                        (301)        (20)           (434)          (646)    (1,401)
 Other                             (3)          -            (103)          (124)      (230)
                              --------  --------------   -----------   ----------   --------
 Balance at Dec. 25, 1999       6,981       1,178          18,414          3,409     29,982
 Openings & Acquisitions          370         108             960            324      1,762
 Refranchising & Licensing       (757)         (9)            775             (9)         -
 Closures                        (208)        (53)           (505)          (561)    (1,327)
 Other(a)                        (263)        620            (357)             -          -
                              --------  --------------   -----------   ----------   --------
 Balance at Dec. 30, 2000(b)    6,123       1,844          19,287          3,163     30,417
                              ========  ==============   ===========   ==========   ========
 % of total                     20.1%         6.1%           63.4%          10.4%     100.0%
  Primarily includes 320 Company units and 329 Franchisee units contributed in connection with the formation of a new unconsolidated affiliate in Canada as well as 57 units acquired by the Company from Unconsolidated Affiliates and Franchisees.

  Includes 38 Company units approved for closure but not yet closed at December 30, 2000.

Worldwide System Sales

     System sales increased $397 million or 2% in 2000, after a 1% unfavorable impact from foreign currency translation. Excluding the negative impact of foreign currency translation and the favorable impact of the fifty-third week, system sales increased 1%. This increase was driven by new unit development, partially offset by store closures and same store sales declines.

     In 1999, system sales increased $1.1 billion or 6%. The improvement was driven by new unit development and same store sales growth. U.S. development was primarily at Taco Bell while International development was primarily in Asia. The increase was partially offset by store closures.

Worldwide Revenues

     Company sales decreased $794 million or 11% in 2000. As expected, the decline in Company sales was primarily due to the Portfolio Effect partially offset by the favorable impact from the fifty-third week in 2000. Excluding these items, Company sales increased 4%. This increase was primarily due to new unit development and favorable Effective Net Pricing, partially offset by volume declines. Effective Net Pricing includes increases or decreases in price and the effect of changes in product mix.

     Franchise and license fees increased approximately $65 million or 9% in 2000. The increase was driven by units acquired from us and new unit development, partially offset by store closures and franchisee same store sales declines in the U.S. The negative impact of foreign currency translation was essentially offset by the favorable impact from the fifty-third week in 2000.

     Company sales decreased $753 million or 10% in 1999. As expected, the decline in Company sales was due to the Portfolio Effect. Excluding the Portfolio Effect, Company sales increased 8%. The increase was primarily due to new unit development, favorable Effective Net Pricing and volume increases in the U.S. and International. The volume increase in the U.S. was led by the launch of "The Big New Yorker" pizza.

     Franchise and license fees grew $96 million or 15% in 1999. The growth was primarily driven by units acquired from us and new unit development, primarily in Asia and at Taco Bell in the U.S., partially offset by store closures by franchisees and licensees.

Worldwide Company Restaurant Margin

                                             2000        1999         1998
                                           --------    --------     --------
Company sales                                100.0%      100.0%       100.0%
Food and paper                                30.8        31.5         32.1
Payroll and employee benefits                 27.7        27.6         28.6
Occupancy and other operating expenses        26.4        25.5         25.8
                                           --------    --------     --------
Restaurant margin                             15.1%       15.4%        13.5%
                                           ========    ========     ========

     Restaurant margin as a percentage of sales decreased approximately 25 basis points in 2000, including the unfavorable impact of 15 basis points from lapping the 1999 accounting changes. Restaurant margin included 70 basis points related to the favorable impact of the Portfolio Effect. Excluding the net effect of these items, our base restaurant margin declined approximately 80 basis points. Approximately 40 basis points of this decrease resulted from the favorable 1999 U.S. insurance-related adjustments of $30 million, which are more fully discussed in Note 21. The remaining decrease was primarily due to a decline in U.S. restaurant margin, as discussed in the U.S. Restaurant Margin section.

     In 1999, our restaurant margin as a percentage of sales increased approximately 190 basis points. The Portfolio Effect contributed nearly 50 basis points and accounting changes contributed approximately 15 basis points to our improvement. Excluding these items, our base restaurant margin increased approximately 125 basis points. This improvement was primarily attributable to Effective Net Pricing in excess of cost increases (primarily higher wage rates) in the U.S. Restaurant margin also benefited from improved food and paper cost management in both the U.S. and certain key International equity markets. Volume increases at Pizza Hut in the U.S. and in certain key International equity markets were fully offset by volume declines at Taco Bell and the unfavorable impact of the introduction of lower margin chicken sandwiches at KFC in the U.S.

Worldwide General & Administrative Expenses

     G&A declined $41 million or 4% in 2000. Excluding the benefit from lapping the 1999 accounting changes, ongoing G&A decreased $59 million or 6%. The decrease was primarily due to lower incentive compensation expense and Year 2000 costs as well as the favorable impact of the Portfolio Effect. Reduced spending on conferences also contributed to the decline. The decrease was partially offset by higher franchise-related expenses, primarily allowances for doubtful franchise and license fee receivables, as more fully discussed in the Franchisee Financial Condition section. G&A included Year 2000 spending of approximately $2 million in 2000 as compared to approximately $30 million in 1999.

     In 1999, G&A decreased $21 million or 2%. Excluding the $18 million favorable impact of the 1999 accounting changes, G&A decreased $3 million. The favorable impacts of the Portfolio Effect, our fourth quarter 1998 decision to streamline our international business and the absence of costs associated with relocating certain operations from Wichita, Kansas in 1998 were partially offset by higher strategic and other corporate expenses. In addition, higher spending on conferences and the absence of favorable cost recovery agreements with AmeriServe and PepsiCo also partially offset the decreases discussed above.

Worldwide Other (Income) Expense

                                        2000          1999         1998
                                     ---------    ----------    ----------
Equity income                        $    (25)    $    (19)    $    (18)
Foreign exchange net loss (gain)            -            3           (6)
                                     ---------    ----------    ----------
Other (income) expense               $    (25)    $    (16)    $    (24)
                                     =========    ==========    ==========

     Other (income) expense increased $9 million or 55% in 2000. The increase in equity income was primarily due to improved results of our unconsolidated affiliates in Japan, the United Kingdom and China.

     In 1999, other (income) expense declined $8 million or 31%. The decline was primarily due to foreign exchange losses in 1999 versus gains in 1998 related to U.S. dollar denominated short-term investments in Canada.

Worldwide Facility Actions Net Gain

     We recorded facility actions net gain of $176 million in 2000, $381 million in 1999 and $275 million in 1998. See the Store Portfolio Strategy section for more details regarding our refranchising and closure activities and Note 5 for a summary of the components of facility actions net gain by operating segment.

     Impairment charges for stores that will continue to be used in the business were $8 million in 2000 compared to $16 million in 1999 and $25 million in 1998 reflecting fewer underperforming stores. As a result of the adoption of the SEC's interpretation of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121") in 1998, we perform impairment evaluations when we expect to actually close a store beyond the quarter in which our closure decision is made. This change resulted in additional impairment charges of $6 million in 2000, $12 million in 1999 and $6 million in 1998. Under our prior accounting policy, these impairment charges would have been included in store closure costs in the quarter in which the closure decision was made.

Worldwide Ongoing Operating Profit

                                                          % B(W)                    % B(W)
                                              2000       vs. 1999       1999      vs. 1998
                                           ---------     ---------    --------    ---------
U.S. ongoing operating profit              $    742        (9)        $   813        10
International ongoing operating profit          309        16             265        39
Foreign exchange net loss                         -        NM              (3)       NM
Ongoing unallocated  and corporate
  expenses                                     (163)       16            (194)      (14)
                                           ---------                  ---------
Ongoing operating profit                   $    888         1         $   881        15
                                           =========                  =========

     The changes in U.S. and International ongoing operating profit for 2000 and 1999 are discussed in the respective sections below.

     Ongoing unallocated and corporate expenses decreased $31 million or 16% in 2000. The decline was primarily due to lower Year 2000 spending and lower incentive compensation expense.

     In 1999, ongoing unallocated and corporate expenses increased $25 million or 14%. The increase was driven by higher strategic and other corporate spending, system standardization investment spending and the absence of favorable cost recovery agreements from AmeriServe and PepsiCo. These increases were partially offset by the absence of costs associated with relocating certain of our operations from Wichita, Kansas in 1998.

Worldwide Interest Expense, Net

                              2000         1999         1998
                           ---------    ----------   ---------
Interest expense           $    190     $     218    $    291
Interest income                 (14)          (16)        (19)
                           ---------    ----------   ---------
Interest expense, net      $    176     $     202    $    272
                           =========    ==========   =========

     Our net interest expense decreased $26 million or 13%. The decline was due to a lower average debt outstanding in 2000 as compared to 1999, partially offset by an increase in interest rates on our variable rate debt. As discussed in Note 21, the interest expense on incremental borrowings related to the AmeriServe bankruptcy reorganization process of $9 million has been included in unusual items.

     In 1999, our net interest expense decreased $70 million or 26%. The decline was primarily due to the reduction of debt through use of after-tax cash proceeds from our refranchising activities and cash from operations.

Worldwide Income Taxes

                             2000       1999        1998
                         ---------   ---------   ---------
Reported
  Income taxes           $    271    $    411    $    311
  Effective tax rate        39.6%       39.5%       41.1%

Ongoing(a)
  Income taxes           $    268    $    267    $    210
  Effective tax rate        37.7%       39.3%       42.3%
  Excludes the effects of facility actions net gain, unusual items and the 1999 accounting changes. See Note 5 for a discussion of these exclusions.

     The following table reconciles the U.S. federal statutory tax rate to our ongoing effective tax rate:

                                                2000     1999     1998
                                               ------   ------   ------
U.S. federal statutory tax rate                 35.0%    35.0%    35.0%
State income tax, net of federal tax benefit     2.2      2.3      2.8
Foreign and U.S. tax effects attributable to
 foreign operations                             (1.0)     1.5      6.3
Adjustments relating to prior years              1.3      0.8     (1.7)
Other, net                                       0.2     (0.3)    (0.1)
                                               ------   ------   ------
Ongoing effective tax rate                      37.7%    39.3%    42.3%
                                               ======   ======   ======

     The 2000 ongoing effective tax rate decreased 1.6 percentage points to 37.7%. The decrease in the ongoing effective tax rate was primarily due to a reduction in the tax on our international operations, including the initial benefits of becoming eligible in 2000 to claim substantially all of our available foreign income tax credits for foreign taxes paid in 2000 against our U.S. income tax liability. This decrease was partially offset by adjustments relating to prior years.

     In 2000, the effective tax rate attributable to foreign operations was lower than the U.S. federal statutory rate due to our ability to claim foreign taxes paid against our U.S. income tax liability. The effective tax rate attributable to foreign operations in 1999 and 1998 was higher than the U.S. federal statutory tax rate. This was primarily due to foreign tax rate differentials, including foreign withholding tax paid without benefit of the related foreign tax credit for U.S. income tax purposes and losses of foreign operations for which no tax benefit could be currently recognized.

     The 1999 ongoing effective tax rate decreased 3.0 percentage points to 39.3%. The decrease in the ongoing effective tax rate was primarily due to a one-time favorable international benefit in Mexico. The recent pattern of profitability in Mexico and expectations of future profitability have allowed us to reverse a previous valuation allowance against deferred tax assets. This will enable us to reduce future cash tax payments in Mexico.

Diluted Earnings Per Share

     The components of diluted earnings per common share ("EPS") were as follows:

                                         2000(a)                     1999(a)
                                  ------------------------   -----------------------
                                    Diluted       Basic        Diluted       Basic
                                  ----------   -----------   ----------   ----------
Ongoing operating earnings        $    2.98    $     3.02    $    2.58    $    2.69
Accounting changes                        -             -         0.11         0.12
Facility actions net gain(b)           0.66          0.67         1.41         1.47
Unusual items(c)                      (0.87)        (0.88)       (0.18)       (0.19)
                                  ----------   -----------   ----------   ----------
Total                             $    2.77    $     2.81    $    3.92    $    4.09
                                  ==========   ===========   ==========   ==========
  See Note 4 for the number of shares used in these calculations.
  Includes favorable adjustments to our 1997 fourth quarter charge of $0.06 per diluted share in 1999.
  Includes favorable adjustments to our 1997 fourth quarter charge of $0.07 per diluted share in 1999.

U.S. Results of Operations

                                                % B(W)                   % B(W)
                                  2000        vs. 1999        1999      vs. 1998
                               ----------   -----------   ----------   ---------
System sales                   $  14,514           -      $  14,516          4
                               ==========                 ==========
Revenues
Company sales                  $   4,533         (14)     $   5,253        (13)
Franchise and license fees           529           7            495         16
                               ----------                 ----------
  Total Revenues               $   5,062         (12)     $   5,748        (11)
                               ==========                 ==========
Company restaurant margin      $     687         (17)     $     825          1
                               ==========                 ==========
% of sales                         15.2%    (0.5) ppts.       15.7%     2.1 ppts
                               ==========                 ==========
Ongoing operating profit       $     742          (9)      $    813         10
                               ==========                 ==========

U.S. Restaurant Unit Activity

                                   Company    Franchisees   Licensees     Total
                                   --------   -----------   ---------   ---------
 Balance at Dec. 26, 1998            6,232      10,862       3,275       20,369
 Openings & Acquisitions               155         432         539        1,126
 Refranchising & Licensing          (1,170)      1,167           3            -
 Closures                             (230)       (248)       (593)      (1,071)
 Other                                  (3)       (103)       (124)        (230)
                                   --------   -----------   ---------   ---------
 Balance at Dec. 25, 1999            4,984      12,110       3,100       20,194
 Openings & Acquisitions               143         366         303          812
 Refranchising & Licensing            (672)        681          (9)           -
 Closures                             (153)       (295)       (521)        (969)
                                   --------   -----------   ---------   ---------
 Balance at Dec. 30, 2000(a)         4,302      12,862       2,873       20,037
                                   ========   ===========   =========   =========
 % of total                           21.5%       64.2%       14.3%       100.0%
  Includes 37 Company units approved for closure, but not yet closed at December 30, 2000.

U.S. System Sales

     System sales were essentially flat in 2000. Excluding the favorable impact of the fifty-third week in 2000, system sales decreased 2%. The decrease was due to same stores sales declines at Taco Bell and KFC as well as store closures, partially offset by new unit development.

     In 1999, system sales increased $503 million or 4%. The improvement was driven by new unit development and same store sales growth. These increases were partially offset by store closures.

U.S. Revenues

     Company sales decreased $720 million or 14%. As expected, the decline in Company sales was due to the Portfolio Effect partially offset by the favorable impact from the fifty-third week in 2000. Excluding these items, Company sales increased 1% in 2000. This increase was primarily due to new unit development and favorable Effective Net Pricing almost fully offset by volume declines.

     In 2000, U.S. blended Company same store sales for our three Concepts decreased 2%. The decline in transactions of 4% was partially offset by favorable Effective Net Pricing of 2%. Same store sales at Pizza Hut increased 1%. Favorable Effective Net Pricing of 3% was partially offset by transaction declines of 2%. Same store sales at KFC decreased 3%, primarily due to transaction declines. Same store sales at Taco Bell decreased 5% as a result of transaction declines.

     Franchise and license fees grew $34 million or 7% in 2000. Excluding the favorable impact from the fifty-third week in 2000, franchise and license fees increased 5%. The increase was driven by units acquired from us and new unit development, partially offset by franchisee same store sales declines and store closures.

     In 1999, Company sales declined $760 million or 13%. As expected, the decline in Company sales was due to the Portfolio Effect. Excluding the Portfolio Effect, Company sales increased 6%. This increase was primarily due to new unit development, favorable Effective Net Pricing and volume increases led by the launch of "The Big New Yorker" pizza.

     In 1999, U.S. blended same stores sales for our three Concepts increased 4%. Favorable Effective Net Pricing of 5% was partially offset by a 1% decline in transactions. Same store sales at Pizza Hut increased 9% in 1999. The improvement was primarily driven by an increase in transactions of over 5%, resulting from the launch of "The Big New Yorker." The growth at Pizza Hut was also aided by Effective Net Pricing of over 3%. Same store sales at KFC grew 2%. The increase was almost equally driven by Effective Net Pricing and transaction growth. Same store sales at Taco Bell were flat as an increase in Effective Net Pricing of approximately 4% was fully offset by transaction declines.

     Franchise and license fees increased $69 million or 16% in 1999. The increase was driven by units acquired from us, new unit development and franchisee same store sales growth, primarily at Pizza Hut. These increases were partially offset by store closures.

U.S. Company Restaurant Margin

                                              2000        1999      1998
                                             -------     -------   -------
Company sales                                 100.0%     100.0%    100.0%
Food and paper                                 28.6       30.0      31.0
Payroll and employee benefits                  30.8       29.8      30.4
Occupancy and other operating expenses         25.4       24.5      25.0
                                             -------     -------   -------
Restaurant margin                              15.2%      15.7%     13.6%
                                             =======     =======   =======

     Restaurant margin as a percentage of sales decreased approximately 55 basis points in 2000, including the unfavorable impact of nearly 25 basis points from lapping the 1999 accounting changes. Restaurant margin included 70 basis points related to the favorable impact of the Portfolio Effect. Excluding these items, our base restaurant margin declined approximately 100 basis points. This decrease included approximately 60 basis points resulting from the absence of favorable 1999 insurance-related adjustments of $30 million, which are more fully discussed in Note 21. The remaining decrease was due to a shift to lower margin chicken sandwiches at KFC and volume declines at Taco Bell, partially offset by Effective Net Pricing. Favorable commodity costs, primarily cheese, were almost fully offset by higher occupancy and other costs as well as increased wage rates.

     In 1999, our restaurant margin as a percentage of sales increased approximately 210 basis points. The Portfolio Effect contributed approximately 45 basis points and accounting changes contributed nearly 25 basis points to the improvement. Excluding these items, our base restaurant margin grew approximately 140 basis points. The increase was primarily attributable to favorable Effective Net Pricing. Labor cost increases, primarily driven by higher wage rates, were almost fully offset by lower food and paper costs as improved product cost management resulted in lower overall beverage and distribution costs. The improvement also included approximately 15 basis points from retroactive beverage rebates related to 1998 recognized in 1999. In addition, an increase in favorable insurance-related adjustments over 1998 contributed approximately 10 basis points to our improvement. See Note 21 for additional information regarding our insurance-related adjustments. All of these improvements were partially offset by volume declines at Taco Bell and the unfavorable impact of the introduction of lower margin chicken sandwiches at KFC.

U.S. Ongoing Operating Profit

     Ongoing operating profit declined $71 million or 9% in 2000. Excluding the negative impact of the Portfolio Effect and the favorable impact from the fifty-third week in 2000, ongoing operating profit decreased approximately 6%. The decrease was primarily due to a 100 basis point decline in base restaurant margin and lower franchise and license fees (excluding the Portfolio Effect), partially offset by reduced G&A. The decrease in G&A was largely due to lower incentive compensation, decreased professional fees and lower spending at Pizza Hut and Taco Bell on conferences. The G&A declines were partially offset by higher franchise-related expenses, primarily allowances for doubtful franchise and license fee receivables, as more fully discussed in the Franchisee Financial Condition section.

     In 1999, ongoing operating profit increased $73 million or 10%. Excluding the negative impact of the Portfolio Effect, ongoing operating profit increased 15%. The increase was due to base restaurant margin improvement of 140 basis points and higher franchise fees primarily from new unit development, partially offset by higher G&A, net of field G&A savings from the Portfolio Effect. This increase in G&A was largely due to higher spending on conferences at Pizza Hut and Taco Bell.

International Results of Operations

                                              % B(W)                   % B(W)
                                    2000     vs. 1999        1999     vs. 1998
                                 ----------  ---------   ----------   ---------
System sales                     $  7,645         6      $   7,246         10
                                 ==========              ==========
Revenues
Company sales                    $  1,772        (4)     $   1,846          -
Franchise and license fees            259        14            228         13
                                 ----------              ----------
   Total Revenues                $  2,031        (2)     $   2,074          2
                                 ==========              ==========
Company restaurant margin        $    267         -      $     266         11
                                 ==========              ==========
% of sales                          15.1%    0.7 ppts.        14.4%   1.4 ppts.
                                 ==========              ==========
Ongoing operating profit         $    309        16      $     265         39
                                 ==========              ==========

International Restaurant Unit Activity

                                            Unconsolidated
                                  Company     Affiliates     Franchisees   Licensees    Total
                                 ---------  --------------   ------------  ----------  -------
 Balance at Dec. 26, 1998          2,165        1,120           5,788          321      9,394
 Openings & Acquisitions             168           83             426           47        724
 Refranchising & Licensing          (265)          (5)            276           (6)         -
 Closures                            (71)         (20)           (186)         (53)      (330)
                                 --------   --------------   -----------   ---------   -------
 Balance at Dec. 25, 1999          1,997        1,178           6,304          309      9,788
 Openings                            227          108             594           21        950
 Refranchising & Licensing           (85)          (9)             94            -          -
 Closures                            (55)         (53)           (210)         (40)      (358)
 Other(a)                           (263)         620            (357)           -          -
                                 --------   --------------   -----------   ---------   -------
 Balance at Dec. 30, 2000(b)       1,821        1,844           6,425          290     10,380
                                 ========   ==============   ===========   =========   =======
 % of Total                        17.5%        17.8%            61.9%         2.8%     100.0%

  Primarily includes 320 Company units and 329 Franchisee units contributed in connection with the formation of a new unconsolidated affiliate in Canada as well as 57 units acquired by the Company from Unconsolidated Affiliates and Franchisees.
  Includes 1 Company unit approved for closure, but not yet closed at December 30, 2000.

International System Sales

     System sales increased $399 million or 6% in 2000, after a 2% unfavorable impact from foreign currency translation. Excluding the negative impact of foreign currency translation and the favorable impact of the fifty-third week in 2000, system sales increased 7%. This increase was driven by new unit development, led by China, Korea and Japan and same store sales growth. The increase was partially offset by store closures.

     In 1999, system sales increased $639 million or 10%, including a 2% favorable impact from foreign currency translation. This increase was largely driven by strong performance in Asia, where system sales increased $426 million or 19%, including a 10% favorable impact of foreign currency translation. In 1999, the economy in Asia began to show signs of a steady recovery after the overall economic turmoil and weakening of local currencies against the U.S. dollar that began in late 1997. The increase in system sales in Asia was driven by new unit development and same store sales growth. Outside of Asia, the improvement was driven by new unit development and same store sales growth. The increases were partially offset by store closures primarily by franchisees in Canada, Latin America and Japan.

International Revenues

     Company sales decreased $74 million or 4% in 2000, after a 3% unfavorable impact from foreign currency translation. As expected, the decline in Company sales was primarily due to the Portfolio Effect partially offset by the favorable impact from the fifty-third week in 2000. Excluding all three of these items, Company sales increased 11% primarily due to new unit development and favorable Effective Net Pricing.

     Franchise and license fees increased approximately $31 million or 14% in 2000, after a 3% unfavorable impact from foreign currency translation. Excluding the negative impact of foreign currency translation and the favorable impact from the fifty-third week in 2000, franchise and license fees increased 16%. The increase was driven by new unit development, units acquired from us and franchisee same store sales growth. These increases were partially offset by store closures.

     Company sales increased less than 1% in 1999. Excluding the Portfolio Effect, Company sales increased 13% largely driven by the strong performance in Asia. The increase was primarily due to new unit development, favorable Effective Net Pricing and volume increases.

     Franchise and license fees rose $27 million or 13% in 1999. The increase in franchise and license fees was driven by new unit development, franchisee same store sales growth and units acquired from us. New unit development was primarily in Asia. These increases were partially offset by store closures.

International Company Restaurant Margin

                                             2000      1999      1998
                                            -------   -------   -------
Company sales                               100.0%    100.0%    100.0%
Food and paper                               36.5      36.0      35.8
Payroll and employee benefits                19.5      21.0      22.6
Occupancy and other operating expenses       28.9      28.6      28.6
                                            -------   -------   -------
Restaurant margin                            15.1%     14.4%     13.0%
                                            =======   =======   =======

     Restaurant margin as a percentage of sales increased approximately 65 basis points in 2000. Excluding the Portfolio Effect of approximately 70 basis points, base restaurant margin was essentially flat.

     Restaurant margin as a percentage of sales increased approximately 140 basis points in 1999. Excluding the favorable impact of foreign currency translation, restaurant margin increased approximately 130 basis points. Portfolio Effect contributed approximately 50 basis points. Excluding these items, our base restaurant margin grew approximately 80 basis points. The improvement was driven by volume increases in China, Korea and Australia and favorable Effective Net Pricing in excess of cost increases, primarily in the United Kingdom, Puerto Rico and Korea. Our growth in 1999 was partially offset by volume decreases in Taiwan and Poland. In addition to the factors described above, restaurant margin benefited from improved cost management, primarily in China.

International Ongoing Operating Profit

     Ongoing operating profit grew $44 million or 16% in 2000, after a 2% unfavorable impact from foreign currency translation. Excluding the negative impacts of the Portfolio Effect and foreign currency translation and the favorable impact from the fifty-third week in 2000, ongoing operating profit grew 19%. Higher franchise and license fees and Company new unit development drove the increase.

     In 1999, ongoing operating profit grew $74 million or 39%, including a 3% favorable impact from foreign currency translation. The increase in operating profit was driven by our base margin improvement of approximately 80 basis points, higher franchise and license fees and a decline in G&A. Ongoing operating profit benefited from the economic recovery in Asia. Operating profit in Asia increased $55 million or 84%, including a 12% favorable impact from foreign currency translation. Additionally, ongoing operating profit included benefits of approximately $15 million principally from our 1998 fourth quarter decision to streamline our international infrastructure in Asia, Europe and Latin America.

Consolidated Cash Flows

     Net cash provided by operating activities decreased $74 million to $491 million primarily due to unusual charges associated with the AmeriServe bankruptcy reorganization process. Changes in operating working capital reflected a net use of cash of $207 million. The primary drivers of the net use were receivables from the AmeriServe bankruptcy estate and franchisee receivables arising from the Company's program to temporarily purchase food and supply inventories directly from third party suppliers for the TRICON system and sell a portion of these supplies to franchisees and licensees (the "Temporary Direct Purchase Program") related to the AmeriServe bankruptcy reorganization process. These items resulted in a net cash usage of approximately $135 million of working capital. See Note 21 for a discussion of the AmeriServe bankruptcy reorganization process.

     Excluding the AmeriServe-related items noted above, our operating working capital deficit reflects a decrease of $63 million versus a decrease of $128 million in the prior year. Our operating working capital deficit, which excludes cash, short-term investments and short-term borrowings, is typical of restaurant operations where the majority of sales are for cash while payment to suppliers carry longer payment terms, generally from 10-30 days. The lower working capital deficit reduction in 2000 is the result of refranchising significantly fewer restaurants in 2000 versus 1999, as well as a change in payment terms in our distribution agreement from 30 to 15 days.

     In 1999, net cash provided by operating activities decreased $109 million to $565 million. The decline was primarily due to a $128 million decrease in our working capital deficit. This decrease was driven by our portfolio activities which resulted in a significant reduction in accounts payable and other accrued liabilities partially offset by higher accounts receivable.

     Net cash used in investing activities was $237 million in 2000, compared to net cash provided by investing activities of $522 million in 1999. The decline in cash flow from investing activities was primarily due to lower gross refranchising proceeds as a result of selling fewer restaurants to franchisees in 2000 versus

1999, increased capital spending related to development and funding of AmeriServe during its bankruptcy reorganization process.

     In 1999, net cash provided by investing activities increased $220 million to $522 million. The majority of the increase is due to higher gross refranchising proceeds and proceeds from the sale of international short-term investments in connection with a planned tax-efficient repatriation to the U.S.

     Although we report gross proceeds in our Consolidated Statements of Cash Flows, we also consider refranchising proceeds on an "after-tax" basis. We define after-tax proceeds as gross refranchising proceeds less the settlement of working capital liabilities (primarily accounts payable and property taxes) related to the units refranchised and payment of taxes on the gains. The after-tax proceeds can be used to pay down debt or repurchase shares. After-tax proceeds were approximately $261 million in 2000 which reflects a 62% decrease from 1999. This decrease was due to the refranchising of significantly fewer restaurants in 2000. After-tax proceeds were approximately $683 million in 1999, a 13% increase versus 1998. The increase was principally due to a greater number of units refranchised as well as the mix of restaurants sold and the level of taxable gains from each refranchising.

     Net cash used in financing activities was $207 million compared to $1.1 billion last year. Less cash was available for financing activities in 2000 due to a net cash use from investing activities as described above, and a use of cash to fund increased share repurchases as more fully discussed in Note 18. Accordingly, we repaid less debt in 2000 than 1999.

     In 1999, net cash used in financing activities was essentially unchanged versus 1998 at $1.1 billion. Payments on our unsecured Term Loan Facility and our unsecured Revolving Credit Facility totaled $1.0 billion.

     In 1999, our Board of Directors authorized the repurchase of up to $350 million of our outstanding Common Stock, excluding applicable transaction fees. This Share Repurchase Program was completed in 2000. During 2000, we repurchased over 6.4 million shares for approximately $216 million. During 1999, we repurchased over 3.3 million shares for approximately $134 million. See Note 18.

     On February 14, 2001, our Board of Directors authorized a new Share Repurchase Program, as more fully described in Note 18. The new Share Repurchase Program authorizes us to repurchase, over the next two years, up to $300 million of our outstanding Common Stock, excluding applicable transaction fees. We have not repurchased any shares under this Program as of March 9, 2001.

Financing Activities

     Our primary bank credit agreement, as amended in 2000 and 1999, is comprised of a senior, unsecured Term Loan Facility and a $3 billion senior unsecured Revolving Credit Facility (collectively referred to as the "Credit Facilities"), both of which mature on October 2, 2002. Amounts outstanding under our Revolving Credit Facility are expected to fluctuate, but Term Loan Facility reductions may not be reborrowed. At December 30, 2000, we had unused Revolving Credit Facility borrowings available aggregating $1.8 billion, net of outstanding letters of credit of $190 million. We believe that we will be able to refinance a portion of our Credit Facilities with publicly issued bonds within the next twelve months. As a result of this refinancing, we are likely to experience an increase in our interest rates, subject to rates available at the time of refinancing. We also believe we will be able to replace or refinance the remaining Credit Facilities prior to maturity with new borrowings which will reflect the market conditions or terms available at that time.

     The Credit Facilities subject us to significant interest expense and principal repayment obligations, which are limited in the near term, to prepayment events as defined in the credit agreement. Interest on the Credit

Facilities is based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin factor as defined in the credit agreement. Therefore, our future borrowing costs may fluctuate depending upon the volatility in LIBOR. We currently mitigate a portion of our interest rate risk through the use of derivative financial instruments. See Notes 11 and 13 and our market risk discussion for further discussions of our interest rate risk.

Consolidated Financial Condition

     Assets increased $188 million or 5% to $4.1 billion. The increase is primarily attributable to the increase in receivables arising from the impact of the AmeriServe bankruptcy reorganization process as more fully discussed in Note 21.

     Liabilities decreased $50 million or 1% to $4.5 billion.

     Excluding the impact of the aforementioned increase in accounts receivable arising from the AmeriServe bankruptcy reorganization process, our working capital deficit decreased 8% to approximately $769 million at December 30, 2000 from $832 million at December 25, 1999. The decline was primarily due to a reduction in accounts payable related to fewer Company restaurants as a result of our portfolio actions, a change in payment terms to our new primary U.S. distributor of food and paper and a reduction in accrued compensation. These decreases were partially offset by an increase in accrued income taxes.

     We believe the Company has adequate financial resources to meet its requirements in 2001 and beyond.

Other Significant Known Events, Trends or Uncertainties Expected to Impact 2001 Ongoing Operating
Profit Comparisons with 2000

     Impact of New Unconsolidated Affiliates

     Consistent with our strategy to focus our capital on key international markets, we entered into an agreement in 1999 to form a new venture during 2000 in Canada with our largest franchisee in that market. During the third quarter of 2000, we contributed 320 restaurants in exchange for a 50% equity interest in the venture. These stores represented approximately 16% of the total International Company restaurants at the time of the formation of the new venture. Including the stores contributed by our partner, the new venture had approximately 650 restaurants at the time of formation. We did not record any gain or loss on the transfer of assets to this new venture.

     Previously, the results from the restaurants we contributed to the Canadian venture were consolidated. The impact of this transaction on operating results is similar to the Portfolio Effect of our refranchising activities. Consequently, this transaction will result in a decline in our Company sales, restaurant margin dollars and G&A expenses as well as higher franchise fees and equity income. In addition to the Portfolio Effect, franchise fees will be higher since the royalty rate was increased for those stores contributed by our partner to this venture. The overall impact from the formation of this venture on 2000 ongoing operating profit was slightly favorable. Had this venture been formed at the beginning of 2000, our International Company sales would have declined approximately 10% compared to the reported decline of 4% for the year ended December 30, 2000.

     In addition, we anticipate contributing about 50 restaurants to a new venture in Poland to be formed in 2001. We believe the impact on ongoing operating profit from the formation of the venture will not be significant.

     Impact of the Consolidation of an Unconsolidated Affiliate

     Beginning in fiscal 2001, we will consolidate a previously unconsolidated affiliate in our Consolidated Financial Statements as a result of a change in our intent to temporarily retain control of this affiliate. While we believe that the overall impact on our ongoing operating profit will not be significant, this change is expected to result in higher Company sales, restaurant margin dollars and G&A as well as decreased franchise fees and equity income. Had this change occurred at the beginning of 2000, our International Company sales would have increased approximately 2% compared to the reported decline of 4% for the year ended December 30, 2000.

     Change in Casualty Loss Estimates

     Due to the inherent volatility of our actuarially-determined casualty loss estimates, it is reasonably possible that we will experience changes in estimated losses which could be material to our growth in ongoing operating profit in 2001. See Note 21 for a discussion of our casualty loss programs and estimates.

     Euro Conversion

     On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union ("EMU") adopted the Euro as a common legal currency and fixed conversion rates were established. Greece has since adopted the single currency on January 1, 2001, taking the total adopting countries to twelve. From January 1, 1999 through no later than February 28, 2002, all adopting countries will maintain a period of dual currency, where both legacy currencies and the Euro can be used in day-to-day credit transactions. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued, and a transition period of up to two months will begin during which local currencies will be removed from circulation.

     We have Company and franchised businesses in the adopting member countries, which are preparing for the conversion. To date, expenditures associated with our conversion efforts have been relatively insignificant, totaling under $2 million. These expenditures have been concentrated mainly on consulting expenses for initial impact studies and head office accounting systems. We currently estimate that the total spending over the transition period will be approximately $5 million related to the conversion in the EMU member countries in which we operate stores. This is a reduction from our previous estimate of $10 million, primarily due to the refranchising of Company stores in certain EMU countries. Approximately 45% of these expenditures relate to capital expenditures for new point-of-sale and back-of-restaurant hardware and software to accommodate Euro-denominated transactions. We believe that adoption of the Euro by the United Kingdom would significantly increase this estimate due to the size of our businesses there relative to our aggregate businesses in the adopting member countries in which we operate.

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

     We currently anticipate that our suppliers and distributors will continue to invoice us in local currencies until late 2001. We expect to begin dual pricing in our restaurants in late 2001. We expect to compensate employees in Euros beginning in 2002. We believe that the most critical activity regarding the conversion for our businesses is the completion of the rollout of Euro-ready point-of-sale equipment and software by the end of 2001. Our current plans should enable us to be Euro-compliant prior to the requirements for these changes. Any delays in our ability to complete our plans, or in the ability of our key suppliers to be Euro-compliant, could have a material adverse impact on our results of operations, financial condition or cash flows.

Quantitative and Qualitative Disclosures About Market Risk of Financial Instruments

Market Risk of Financial Instruments

     Our primary market risk exposure with regard to financial instruments is to changes in interest rates, principally in the United States. We attempt to minimize this risk and lower our overall borrowing costs through utilization of derivative instruments such as interest rate swaps, collars and forward rate agreements.

     We are also exposed to the impact of foreign currency rate fluctuations. We attempt to minimize the risk exposure to foreign currency rate fluctuations on our investments in foreign operations by financing those investments with local currency debt when practical. We also use forward contracts on a limited basis to reduce our exposure to foreign currency rate fluctuations on foreign currency denominated financial instruments and significant foreign currency denominated cash flows. Additionally, certain foreign currency denominated cash, cash equivalents and short-term investments are subject to tax considerations and local regulatory restrictions which limit our ability to utilize these funds outside the country in which they are held.

     At December 30, 2000, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $19 million in annual income before income taxes. The estimated reduction is based upon the unhedged portion of our variable rate debt and assumes no change in the volume or composition of debt at December 30, 2000. In addition, the fair value of our interest rate derivative contracts would decrease approximately $11 million in value to us, and the fair value of our Senior Unsecured Notes would decrease approximately $25 million. Fair value was determined by discounting the projected cash flows.

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

     Company risks and uncertainties include, but are not limited to, potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo, Inc.; our substantial debt leverage and the attendant potential restriction on our ability to borrow in the future, as well as our substantial interest expense and principal repayment obligations; our ability to replace or refinance the Credit Facilities at reasonable rates; potential unfavorable variances between estimated and actual liabilities including the liabilities related to the sale of the non-core businesses; the ongoing business viability of our key distributor of restaurant products and equipment in the U.S. and our ability to ensure adequate supply of restaurant products and equipment in our stores; our ability to complete our Euro conversion plans or the ability of our key suppliers to be Euro-compliant; the ongoing financial viability of our franchisees and licensees, our potential inability to identify qualified franchisees to purchase restaurants at prices we consider appropriate under our strategy to reduce the percentage of system units we operate; volatility of actuarially determined casualty loss estimates and adoption of new or changes in accounting policies and practices.

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

Consolidated Statements of Income
TRICON Global Restaurants, Inc. and Subsidiaries
Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998
(in millions, except per share amounts)

-----------------------------------------------------------------------------
                                              2000        1999         1998
-----------------------------------------------------------------------------
Revenues
Company sales                             $   6,305    $   7,099    $  7,852
Franchise and license fees                      788          723         627
                                          ----------   ----------   ---------
                                              7,093        7,822       8,479
                                          ----------   ----------   ---------
Costs and Expenses, net
Company restaurants
  Food and paper                              1,942        2,238       2,521
  Payroll and employee benefits               1,744        1,956       2,243
  Occupancy and other operating expenses      1,665        1,814       2,030
                                          ----------   ----------   ---------
                                              5,351        6,008       6,794

General and administrative expenses             879          920         941
Other (income) expense                          (25)         (16)        (24)
Facility actions net (gain)                    (176)        (381)       (275)
Unusual items                                   204           51          15
                                          ----------   ----------   ---------
Total costs and expenses, net                 6,233        6,582       7,451
                                          ----------   ----------   ---------
Operating Profit                                860        1,240       1,028

Interest expense, net                           176          202         272
                                          ----------   ----------   ---------
Income Before Income Taxes                      684        1,038         756

Income Tax Provision                            271          411         311
                                          ----------   ----------   ---------
Net Income                                $     413    $     627    $    445
                                          ==========   ==========   =========
Basic Earnings Per Common Share           $    2.81    $    4.09    $   2.92
                                          ==========   ==========   =========
Diluted Earnings Per Common Share         $    2.77    $    3.92    $   2.84
                                          ==========   ==========   =========

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
TRICON Global Restaurants, Inc. and Subsidiaries
Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998
(in millions)

                                                           2000       1999          1998
------------------------------------------------------------------------------------------
Cash Flows - Operating Activities
Net income                                            $     413    $    627     $     445
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                           354          386          417
    Facility actions net gain                              (176)        (381)        (275)
    Unusual items                                           120           45           15
    Other liabilities and deferred credits                   (5)          65           58
    Deferred income taxes                                   (51)         (16)           3
    Other non-cash charges and credits, net                  43           66          117
Changes in operating working capital,
  excluding effects of acquisitions and dispositions:
    Accounts and notes receivable                          (161)         (28)          (8)
    Inventories                                              11            6            4
    Prepaid expenses and other current assets                (3)         (13)         (20)
    Accounts payable and other current liabilities          (94)        (215)          10
    Income taxes payable                                     40           23          (92)
                                                      -----------  ----------   ----------
    Net change in operating working capital                (207)        (227)        (106)
                                                      -----------  ----------   ----------
Net Cash Provided by Operating Activities                   491          565           674
                                                      -----------  ----------   ----------
Cash Flows - Investing Activities
Capital spending                                           (572)        (470)        (460)
Proceeds from refranchising of restaurants                  381          916          784
Acquisition of restaurants                                  (24)          (6)           -
AmeriServe funding, net                                     (70)           -            -
Short-term investments                                      (21)          39          (57)
Sales of property, plant and equipment                       64           51           58
Other, net                                                    5           (8)         (23)
                                                      -----------  ----------   ----------
Net Cash (Used in) Provided
   by Investing Activities                                 (237)         522          302
                                                      -----------  ----------   ----------
Cash Flows - Financing Activities
Proceeds from Notes                                           -            -          604
Revolving Credit Facility activity,
  by original maturity
  More than three months - proceeds                           -            -          400
  More than three months - payments                           -            -         (900)
  Three months or less, net                                  82         (860)        (120)
Proceeds from long-term debt                                  -            4            4
Payments of long-term debt                                  (99)        (180)      (1,068)
Short-term borrowings-three months or less, net             (11)          21          (53)
Repurchase shares of common stock                          (216)        (134)           -
Other, net                                                   37           30           13
                                                      -----------  ----------   ----------
Net Cash Used in Financing Activities                      (207)      (1,119)      (1,120)
                                                      -----------  ----------   ----------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                      (3)         -              (3)
                                                      -----------  ----------   ----------
Net Increase (Decrease) in Cash
  and Cash Equivalents                                       44          (32)        (147)
Cash and Cash Equivalents - Beginning of Year                89          121          268
                                                      -----------  ----------   ----------
Cash and Cash Equivalents - End of Year               $     133     $     89    $     121
                                                      ===========  ==========   ==========
Supplemental Cash Flow Information
Interest paid                                         $     194    $     212    $     303
Income taxes paid                                           252          340          310

Significant Non-Cash Investing and
  Financing Activities
Issuance of promissory note to acquire
  an unconsolidated affiliate                         $      25            -            -
Contribution of non-cash net assets to
  an unconsolidated affiliate                                67            -            -
------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.
------------------------------------------------------------------------------------------

Consolidated Balance Sheets
TRICON Global Restaurants, Inc. and Subsidiaries
December 30, 2000 and December 25, 1999
(in millions)

                                                                 2000          1999
------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                                     $    133      $    89
Short-term investments, at cost                                     63           48
Accounts and notes receivable, less allowance:
  $82 in 2000 and $13 in 1999                                      302          161
Inventories                                                         47           61
Prepaid expenses and other current assets                           68           68
Deferred income tax assets                                          75           59
                                                              ----------    --------
              Total Current Assets                                 688          486

Property, Plant and Equipment, net                               2,540        2,531
Intangible Assets, net                                             419          527
Investments in Unconsolidated Affiliates                           257          170
Other Assets                                                       245          247
                                                               ---------    --------
              Total Assets                                    $  4,149      $ 3,961
                                                              ==========    ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and other current liabilities                $    978      $ 1,085
Income taxes payable                                               148           96
Short-term borrowings                                               90          117
                                                              ----------    --------
              Total Current Liabilities                          1,216        1,298

Long-term Debt                                                   2,397        2,391
Other Liabilities and Deferred Credits                             848          825
Deferred Income Taxes                                               10            7
                                                              ----------    --------
              Total Liabilities                                  4,471        4,521
                                                              ----------    --------
Shareholders' Deficit
Preferred stock, no par value, 250 shares authorized;
  no shares issued                                                    -            -
Common stock, no par value, 750 shares authorized;
  147 and 151 shares issued in 2000 and 1999, respectively        1,133        1,264
Accumulated deficit                                             (1,278)      (1,691)
Accumulated other comprehensive income                            (177)        (133)
                                                              ----------    --------
              Total Shareholders' Deficit                         (322)        (560)
                                                              ----------    --------
              Total Liabilities and Shareholders' Deficit     $  4,149      $ 3,961
                                                              ==========    ========

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Deficit and Comprehensive Income
TRICON Global Restaurants, Inc. and Subsidiaries
Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998
(in millions)

                                                Issued                     Accumulated
                                             Common Stock                     Other
                                          -----------------  Accumulated  Comprehensive
                                          Shares    Amount     Deficit       Income        Total
                                          ---------------------------------------------------------
Balance at December 27, 1997                152    $ 1,271    $ (2,763)     $  (128)     $ (1,620)
                                          ---------------------------------------------------------
Net income                                                         445                        445
Foreign currency translation adjustment                                         (20)          (20)
Minimum pension liability adjustment
  (includes tax of $1 million)                                                  (2)            (2)
                                                                                         ---------
  Comprehensive Income                                                                        423
Adjustment to opening equity related to
  net advances from PepsiCo                             12                                     12
Stock option exercises (includes tax
  benefits of $3 million)                     1         22                                     22
                                          --------------------------------------------------------
Balance at December 26, 1998                153    $ 1,305    $ (2,318)     $  (150)     $ (1,163)
                                          --------------------------------------------------------
Net income                                                         627                        627
Foreign currency translation adjustment                                          15            15
Minimum pension liability adjustment
  (includes tax of $1 million)                                                    2             2
                                                                                         ---------
  Comprehensive Income                                                                        644
Adjustment to opening equity related to
  net advances from PepsiCo                              7                                      7
Repurchase of shares of common stock         (3)      (134)                                  (134)
Stock option exercises (includes tax
  benefits of $14 million)                    1         39                                     39
Compensation-related events                             47                                     47
                                          --------------------------------------------------------
Balance at December 25, 1999                151    $ 1,264    $ (1,691)     $  (133)     $   (560)
                                          --------------------------------------------------------
Net income                                                         413                        413
Foreign currency translation adjustment                                         (44)          (44)
                                                                                         ---------
  Comprehensive Income                                                                        369
Repurchase of shares of common stock         (6)      (216)                                  (216)
Stock option exercises (includes tax
  benefits of $5 million)                     2         46                                     46
Compensation-related events                             39                                     39
                                          --------------------------------------------------------
Balance at December 30, 2000                147    $ 1,133    $ (1,278)     $  (177)     $   (322)
                                          ========================================================

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(tabular amounts in millions, except share data)

Note 1 - Description of Business

     TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON" or the "Company") is comprised of the worldwide operations of KFC, Pizza Hut and Taco Bell (the "Concepts") and is the world's largest quick service restaurant company based on the number of system units, with over 30,000 units in over 100 countries and territories. Approximately 34% of our system units are located outside the U.S. References to TRICON throughout these Consolidated Financial Statements are made using the first person notations of "we," "us "or "our." Through our widely-recognized Concepts, TRICON develops, operates, franchises and licenses a system of both traditional and non-traditional quick service restaurants. Our traditional restaurants feature dine-in, carryout and, in some instances, drive-thru or delivery service. Non-traditional units, which are principally licensed outlets, include express units and kiosks which have a more limited menu and operate in non-traditional locations like airports, gasoline service stations, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices.

     We also previously operated other restaurant businesses which were disposed of in 1997, which included California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo's Sandwich Shops, East Side Mario's and Hot 'n Now (collectively, the "Non-core Businesses").

Note 2 - Summary of Significant Accounting Policies

     Our preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

     Internal Development Costs and Abandoned Site Costs. We capitalize direct costs associated with the site acquisition and construction of a Company unit on that site, including direct internal payroll and payroll-related costs and direct external costs. Only those site-specific costs incurred subsequent to the time that the site acquisition is considered probable are capitalized. We consider acquisition probable upon final site approval. If we subsequently make a determination that a site for which internal development costs have been capitalized will not be acquired or developed, any previously capitalized internal development costs are expensed at this date and included in general and administrative expenses.

     Fiscal Year. Our fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every five or six years. Fiscal year 2000 included 53 weeks. Fiscal years 1999 and 1998 included 52 weeks. The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 17 weeks in fiscal years with 53 weeks and 16 weeks in fiscal years with 52 weeks. Our subsidiaries operate on similar fiscal calendars with period end dates suited to their businesses. Period end dates are within one week of TRICON's period end date with the exception of our international businesses, which close one period or one month earlier to facilitate consolidated reporting.

     Direct Marketing Costs. We report substantially all of our direct marketing costs in occupancy and other operating expenses. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year. To the extent we participate in independent advertising cooperatives, we expense our contributions as incurred. At the end of 2000 and 1999, we had deferred marketing costs of $8 million and $3 million, respectively. Our advertising expenses were $325 million, $385 million and $435 million in 2000, 1999 and 1998, respectively. The decline in our advertising expense is primarily due to fewer Company stores as a result of our refranchising program.

     Research and Development Expenses. Research and development expenses, which we expense as incurred, were $24 million in both 2000 and 1999 and $21 million in 1998.

     Stock-Based Employee Compensation. We measure stock-based employee compensation cost for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. We include pro forma information in Note 15 as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, we measure compensation cost for the stock option grants to the employees as the excess of the average market price of the Common Stock at the grant date over the amount the employee must pay for the stock. Our policy is to generally grant stock options at the average market price of the underlying Common Stock at the date of grant.

     Derivative Instruments. As discussed in the New Accounting Pronouncement Not Yet Adopted section which follows, we have not yet adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as of December 30, 2000. In all years presented, our treatment of derivative instruments is as follows.

     We utilize interest rate swaps, collars and forward rate agreements to hedge our exposure to fluctuations in interest rates. We recognize the interest differential to be paid or received on interest rate swap and forward rate agreements as an adjustment to interest expense as the differential occurs. We recognize the interest differential to be paid or received on an interest rate collar as an adjustment to interest expense when the interest rate falls below or rises above the collared range. We reflect the recognized interest differential not yet settled in cash in the accompanying Consolidated Balance Sheets as a current receivable or payable. If we terminate an interest rate swap, collar or forward rate position, any gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify or would be recognized immediately if the underlying debt instrument was settled prior to maturity.

     Each period, we recognize in income foreign exchange gains and losses on forward contracts that are designated and effective as hedges of foreign currency receivables or payables as the differential occurs. These gains or losses are largely offset by the corresponding gain or loss recognized in income on the currency translation of the receivable or payable, as both amounts are based upon the same exchange rates. We reflect the recognized foreign currency differential for forward contracts not yet settled in cash on the accompanying Consolidated Balance Sheets each period as a current receivable or payable. Each period, we recognize in income the change in fair value of foreign exchange gains and losses on forward contracts that are entered into to mitigate the foreign exchange risk of certain forecasted foreign currency denominated royalty receipts. We reflect the fair value of these forward contracts not yet settled on the Consolidated Balance Sheets as a current receivable or payable. If a foreign currency forward contract is terminated prior to maturity, the gain or loss recognized upon termination would be immediately recognized in income.

     We defer gains and losses on futures and options contracts that are designated and effective as hedges of future commodity purchases and include them in the cost of the related raw materials when purchased. Changes in the value of futures and options contracts that we use to hedge components of our commodity purchases are highly correlated to changes in the value of the purchased commodity attributable to the hedged component. If the degree of correlation were to diminish such that the two were no longer considered highly correlated, we would immediately recognize subsequent changes in the value of the futures and option contracts in income.

     Cash and Cash Equivalents. Cash equivalents represent funds we have temporarily invested (with original maturities not exceeding three months) as part of managing our day-to-day operating cash receipts and disbursements.

     Inventories. We value our inventories at the lower of cost (computed on the first-in, first-out method) or net realizable value.

     Property, Plant and Equipment. We state property, plant and equipment ("P&E") at cost less accumulated depreciation and amortization, impairment writedowns and valuation allowances. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows: 5 to 25 years for buildings and improvements, 3 to 20 years for machinery and equipment and 3 to 7 years for capitalized software costs. As discussed further below, we suspend depreciation and amortization on assets related to restaurants that are held for disposal. Our depreciation and amortization expense was $319 million, $345 million and $372 million in 2000, 1999 and 1998, respectively.

     Intangible Assets. Intangible assets include both identifiable intangibles and goodwill arising from the allocation of purchase prices of businesses acquired. Where appropriate, intangible assets are allocated to individual restaurants at the time of acquisition. We base amounts assigned to identifiable intangibles on independent appraisals or internal estimates. Goodwill represents the residual purchase price after allocation to all identifiable net assets. Our intangible assets are stated at historical allocated cost less accumulated amortization and impairment writedowns. We amortize intangible assets on a straight-line basis as follows: up to 20 years for reacquired franchise rights, 3 to 34 years for trademarks and other identifiable intangibles and up to 20 years for goodwill. As discussed further below, we suspend amortization on intangible assets allocated to restaurants that are held for disposal. Our amortization expense was $38 million, $44 million and $52 million in 2000, 1999 and 1998, respectively.

     Franchise and License Fees. We execute franchise or license agreements for each point of distribution which sets out the terms of our arrangement with the franchisee or licensee. Our franchise and certain license agreements require the franchisee or licensee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and payment of a renewal fee, a franchisee may generally renew its agreement upon its expiration. Our direct costs of the sales and servicing of franchise and license agreements are charged to general and administrative expenses as incurred.

     We recognize initial fees as revenue when we have performed substantially all initial services required by the franchise or license agreement, which is generally upon opening of a store. We recognize continuing fees as earned with an appropriate provision for estimated uncollectible amounts, which is included in general and administrative expenses. We recognize renewal fees in income when a renewal agreement becomes effective. We include initial fees collected upon the sale of a restaurant to a franchisee in refranchising gains (losses). Fees for development rights are capitalized and amortized over the life of the development agreement.

     Refranchising Gains (Losses). Refranchising gains (losses) includes the gains or losses from the sales of our restaurants to new and existing franchisees and the related initial franchise fees, reduced by transaction costs and direct administrative costs of refranchising. In executing our refranchising initiatives, we most often offer groups of restaurants. We recognize gains on restaurant refranchisings when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity and we are satisfied that the franchisee can meet its financial obligations. Otherwise, we defer refranchising gains until those criteria have been met. We only consider the stores in the group "held for disposal" when the group is expected to be sold at a loss. We recognize estimated losses on restaurants to be refranchised and suspend depreciation and amortization when: (a) we make a decision to refranchise stores; (b) the estimated fair value less costs to sell is less than the carrying amount of the stores; and (c) the stores can be immediately removed from operations. When we make a decision to retain a store previously held for refranchising, we revalue the store at the lower of its net book value at our original disposal decision date less normal depreciation and amortization during the period held for disposal or its current fair market value. This value becomes the store's new cost basis. We charge (or credit) any difference between the store's carrying amount and its new cost basis to refranchising gains (losses). When we make a decision to close a store previously held for refranchising, we reverse any previously recognized refranchising loss and then record the store closure costs as described below. For groups of restaurants expected to be sold at a gain, we typically do not suspend depreciation and amortization until the sale is probable. For practical purposes, we treat the closing date as the point at which the sale is probable. Refranchising gains (losses) also include charges for estimated exposures related to those partial guarantees of franchisee loan pools and contingent lease liabilities which arose from refranchising activities. These exposures are more fully discussed in Note 21.

     Store Closure Costs. Effective for closure decisions made on or subsequent to April 23, 1998, we recognize the cost of writing down the carrying amount of a restaurant's assets as store closure costs when we have closed or replaced the restaurant within the same quarter our decision is made. Store closure costs also include costs of disposing of the assets as well as other facility-related expenses from previously closed stores. These costs are expensed as incurred. Additionally, we record a liability for the net present value of any remaining operating lease obligations after the expected closure date, net of estimated sublease income, if any, at the date the closure is considered probable.

     Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from the estimates.

     Impairment of Long-Lived Assets. We review our long-lived assets related to each restaurant to be held and used in the business, including any allocated intangible assets, semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate restaurants using a "two-year history of operating losses" as our primary indicator of potential impairment. Based on the best information available, we write down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. We generally measure estimated fair market value by discounting estimated future cash flows. In addition, after April 23, 1998, when we decide to close a store beyond the quarter in which the closure decision is made, it is reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value.

     Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from our estimates.

     Impairment of Investments in Unconsolidated Affiliates and Enterprise-Level Goodwill. Our methodology for determining and measuring impairment of our investments in unconsolidated affiliates and enterprise-level goodwill is similar to the methodology we use for our restaurants except: (a) the recognition test for an investment in an unconsolidated affiliate compares the carrying amount of our investment to a forecast of our share of the unconsolidated affiliate's undiscounted cash flows after interest and taxes instead of undiscounted cash flows before interest and taxes used for our restaurants; and (b) enterprise-level goodwill is generally evaluated at a country level instead of by individual restaurant. Also, we record impairment charges related to investments in unconsolidated affiliates whenever other circumstances indicate that a decrease in the value of an investment has occurred which is other than temporary.

     Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from our estimates.

     New Accounting Pronouncement Not Yet Adopted. In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS 133. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related change in fair value on the hedged item in the Consolidated Statements of Income or be deferred through Accumulated Other Comprehensive Income until a hedged forecasted transaction affects earnings. SFAS 133 requires that a company formally document, designate and assess the effectiveness of transactions to receive hedge accounting treatment. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended certain provisions of SFAS 133.

     As required, we adopted these statements on December 31, 2000, which is the beginning of our 2001 fiscal year. The transition adjustments resulting from the adoption of SFAS 133 were not significant. In addition, the adoption of these statements could increase volatility in our earnings and other comprehensive income.

Note 3 - Comprehensive Income

     Accumulated Other Comprehensive Income of $177 million and $133 million as of December 30, 2000 and December 25, 1999, respectively, consisted entirely of foreign currency translation adjustment.

     The changes in foreign currency translation adjustment are as follows:

                                                        2000         1999         1998
                                                     ----------   ---------    ---------
 Foreign currency translation adjustment
   arising during the period                         $     (44)   $     15     $    (21)
 Less:  Foreign currency translation adjustment
   included in net income                                    -           -            1
                                                     ----------   ---------    ---------
 Net foreign currency translation adjustment         $     (44)   $     15     $    (20)
                                                     ==========   =========    =========

Note 4 - Earnings Per Common Share ("EPS")

                                                        2000         1999        1998
                                                     ----------   ---------    ---------
Net income                                           $     413    $    627     $   445
                                                     ==========   =========    =========
Basic EPS:
Weighted-average common shares outstanding                 147        153           153
                                                     ==========   =========    =========
Basic EPS                                            $    2.81    $   4.09     $   2.92
                                                     ==========   =========    =========
Diluted EPS:
Weighted-average common shares outstanding                 147         153          153
Shares assumed issued on exercise of dilutive
  share equivalents                                         19          24           20
Shares assumed purchased with proceeds of dilutive
  share equivalents                                        (17)        (17)         (17)
                                                     ----------   ---------    ---------
Shares applicable to diluted earnings                      149         160          156
                                                     ==========   =========    =========
Diluted EPS                                          $    2.77    $   3.92     $   2.84
                                                     ==========   =========    =========

     Unexercised employee stock options to purchase approximately 10.8 million, 2.5 million and 1.0 million shares of our Common Stock for the years ended December 30, 2000, December 25, 1999 and December 26, 1998, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the year.

Note 5 - Items Affecting Comparability of Net Income

Accounting Changes

     In 1998 and 1999, we adopted several accounting and human resource policy changes (collectively, the "accounting changes") that impacted our 1999 operating profit. These changes, which we believe are material in the aggregate, fall into three categories:

  required changes in accounting principles generally accepted in the U.S. ("GAAP"), discretionary methodology changes implemented to more accurately measure certain liabilities and policy changes driven by our human resource and accounting standardization programs.

     Required Changes in GAAP - Effective December 27, 1998, we adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, direct external costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized. Previously, we expensed all software development and procurement costs as incurred. In 1999, we capitalized approximately $13 million of internal software development costs and third party software costs that we would have previously expensed. The amortization of computer software assets that became ready for their intended use in 1999 was insignificant.

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

     To conform to the Securities and Exchange Commission's April 23, 1998 interpretation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," our store closure accounting policy was changed in 1998. Effective for closure decisions made on or subsequent to April 23, 1998, we recognize store closure costs when we have closed the restaurant within the same quarter the closure decision is made. When we decide to close a restaurant beyond the quarter in which the closure decision is made, it is reviewed for impairment. The impairment evaluation is based on the estimated cash flows from continuing use until the expected date of disposal plus the expected terminal value. If the restaurant is not fully impaired, we continue to depreciate the assets over their estimated remaining useful life. Prior to April 23, 1998, we recognized store closure costs and generally suspended depreciation and amortization when we decided to close a restaurant within the next twelve months. In fiscal year 1999, this change resulted in additional depreciation and amortization of approximately $3 million through April 23, 1999.

     Discretionary Methodology Changes - In 1999, the methodology used by our independent actuary was refined and enhanced to provide a more reliable estimate of the self-insured portion of our current and prior years' ultimate loss projections related to workers' compensation, general liability and automobile liability insurance programs (collectively "casualty loss(es)"). Our prior practice was to apply a fixed factor to increase our independent actuary's ultimate loss projections which was at the 51% confidence level for each year to approximate our targeted 75% confidence level. Confidence level means the likelihood that our actual casualty losses will be equal to or below those estimates. Based on our independent actuary's opinion, our prior practice produced a very conservative confidence factor at a level higher than our target of 75%. Our actuary now provides an actuarial estimate at our targeted 75% confidence level in the aggregate for all self-insured years. The change in methodology resulted in a one-time increase in our 1999 operating profit of over $8 million.

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

     Human Resource and Accounting Standardization Programs - In 1999, our vacation policies were conformed to a calendar-year based, earn-as-you-go, use-or-lose policy. The change provided a one-time favorable increase in our 1999 operating profit of approximately $7 million. Other accounting policy standardization changes by our three U.S. Concepts provided a one-time favorable increase in our 1999 operating profit of approximately $1 million.

     Our 1999 operating results included the favorable impact of approximately $29 million ($18 million after-tax or $0.11 per diluted share) from these accounting changes. The estimated impact is summarized below:

                                                1999
                                  ----------------------------------
                                  Restaurant               Operating
                                    Margin        G&A       Profit
                                  ----------   ---------   ---------
U.S.                              $      11    $      4    $     15
Unallocated                               -          14          14
                                  ----------   ---------   ---------
Total                             $      11    $     18    $     29
                                  ==========   =========   =========

1997 Fourth Quarter Charge

     In the fourth quarter of 1997, we recorded a $530 million unusual charge ($425 million after-tax). The charge included estimates for (a) costs of closing stores, primarily at Pizza Hut and Tricon Restaurants International; (b) reductions to fair market value, less costs to sell, of the carrying amounts of certain restaurants we intended to refranchise; (c) impairments of certain restaurants intended to be used in the business; (d) impairments of certain investments in unconsolidated affiliates to be retained; and (e) costs of related personnel reductions. Below is a summary of the 1999 and 1998 activity related to our asset valuation allowances and liabilities recognized as a result of the 1997 fourth quarter charge:

                                     Asset
                                   Valuation
                                  Allowances   Liabilities    Total
                                  ----------   -----------   -------
Balance at December 27, 1997      $     261    $   129       $  390
Amounts used                           (131)       (54)        (185)
(Income) expense impacts:
   Completed transactions               (27)        (7)         (34)
   Decision changes                     (22)       (17)         (39)
   Estimate changes                      15         (7)           8
Other                                     1          -            1
                                  ----------   -----------   -------
Balance at December 26, 1998             97         44          141
Amounts used                            (87)       (32)        (119)
(Income) expense impacts:
   Completed transactions                (5)         -           (5)
   Decision changes                       1         (3)          (2)
   Estimate changes                      (7)        (9)         (16)
Other                                     1          -            1
                                  ----------   -----------   -------
Balance at December 25, 1999      $       -    $     -       $    -
                                  ==========   ===========   =======

     During 1999 and 1998, we continued to re-evaluate our prior estimates of the fair market value of units to be refranchised or closed and other liabilities arising from the charge. In 1999, we recorded favorable adjustments of $13 million ($10 million after-tax) and $11 million ($10 million after-tax) included in facility actions net gain and unusual items, respectively. In 1998, favorable adjustments of $54 million ($33 million after-tax) and $11 million ($7 million after-tax) were included in facility actions net gain and unusual items, respectively. The 1999 and 1998 adjustments primarily related to decisions to retain certain stores originally expected to be disposed of, lower-than-expected losses from stores disposed of, favorable lease settlements with certain lessors related to stores closed and changes in estimated costs.

     Our operating profit reflects the benefit from the suspension of depreciation and amortization of approximately $12 million ($7 million after-tax) and $33 million ($21 million after-tax) in 1999 and 1998, respectively, for stores held for disposal. The benefits from the suspension of depreciation and amortization related to stores that were operating at the end of the respective periods ceased when the stores were refranchised or closed or a subsequent decision was made to retain the stores.

Facility Actions Net Gain

     Facility actions net gain consists of three components as described in Note 2:

  Refranchising gains (losses),
  Store closure costs (credits), and
  Impairment of long-lived assets for restaurants we intend to continue to use in the business and, since April 23, 1998, restaurants we intend to close beyond the quarter in which the closure decision is made.

     The components of facility actions net gain for 2000, 1999 and 1998 were as follows:

                                      2000              1999                        1998
                                    --------   ------------------------   ------------------------
                                                          (Excluding                 (Excluding
                                                          1997 4th Qtr.              1997 4th Qtr.
                                                           Charge                     Charge
                                      Total      Total    Adjustments)      Total    Adjustments)
                                    --------   --------   -------------   --------   -------------
U.S.
Refranchising net gains(a)          $  (202)   $  (405)   $      (396)     $ (275)   $       (249)
Store closure costs (credits)             6          5             15          (9)             27
Impairment  charges  for  stores
  that will  continue  to be  used
  in  the business                        3          6              6          23              23
Impairment  charges for stores
  to be closed in the future              5          9              9           5               5
                                    --------   --------   -------------   --------   -------------

Facility actions net gain              (188)      (385)          (366)       (256)           (194)
                                    --------   --------   -------------   --------   -------------
International
Refranchising net (gains)
  losses(a)                               2        (17)           (22)         (4)            (32)
Store closure costs (credits)             4          8              7         (18)              2
Impairment  charges  for  stores
  that will continue to be used
  in the business                         5         10             10           2               2
Impairment charges for stores
  to be closed in the future              1          3              3           1               1
                                    --------   --------   -------------   --------   -------------
Facility actions net (gain) loss         12          4             (2)        (19)            (27)
                                    --------   --------   -------------   --------   -------------
Worldwide
Refranchising net gains(a)             (200)      (422)          (418)       (279)           (281)
Store closure costs (credits)            10         13             22         (27)             29
Impairment  charges  for  stores
  that will continue to be used
  in  the business(b)                      8         16             16          25              25
Impairment charges for stores
  to be closed in the future(b)           6         12             12           6               6
                                    --------   --------   -------------   --------   -------------
Facility actions net gain           $  (176)   $  (381)   $       (368)   $  (275)   $       (221)
                                    ========   ========   =============   ========   =============
Facility actions net gain,
  after-tax                         $   (98)   $  (226)   $       (216)   $  (162)   $       (129)
                                    ========   ========   =============   ========   =============

  Includes initial franchise fees in the U.S. of $17 million in 2000, $38 million in 1999 and $39 million in 1998, and in International of $3 million, $7 million and $5 million in 2000, 1999 and 1998, respectively. See Note 6.
  Impairment charges for 2000 and 1999 were recorded against the following asset categories:
                                                  2000         1999
                                               ----------   ----------
          Property, plant and equipment        $    12      $    25
          Intangible assets:
            Goodwill                                 -            1
            Reacquired franchise rights              2            2
                                               ----------   ----------
          Total impairment                     $    14      $    28
                                               ==========   ==========

     The following table summarizes the 2000 and 1999 activity related to all stores disposed of or held for disposal including the stores that were covered by the fourth quarter 1997 charge. We believe that the remaining carrying amounts are adequate to complete our disposal actions.

                                          Asset
                                        Impairment
                                        Allowances   Liabilities
                                        ----------   -----------
Carrying amount at December 26, 1998    $    127     $      77
Amounts used                                (100)          (36)
(Income) expense impact:
  New decisions                                9            15
  Estimate/decision changes                  (20)           15
Other                                          4             -
                                        ----------   -----------
Carrying amount at December 25, 1999    $     20     $      71
Amounts used                                 (10)          (22)
(Income) expense impact:
  New decisions                               14             5
  Estimate/decision changes                   (4)           (7)
Other                                          -             3
                                        ----------   -----------
Carrying amount at December 30, 2000    $     20     $      50
                                        ==========   ===========

     The carrying values of assets held for disposal, which were all located in the U.S., were $2 million and $40 million at December 30, 2000 and December 25, 1999, respectively. These assets included restaurants and in 1999, our idle processing facility in Wichita, Kansas, which was sold in 2000 for its approximate net book value.

     The following table summarizes Company sales and restaurant margin related to stores held for disposal at December 30, 2000 or disposed of through refranchising or closure during 2000, 1999 and 1998. Restaurant margin represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses. These amounts do not include the impact of Company stores that have been or are expected to be contributed to new unconsolidated affiliates.

                                                          2000      1999        1998
                                                       ---------  --------   ---------
Stores held for disposal or disposed of in 2000:
  Sales                                                $    408   $   750    $    690
  Restaurant margin                                          55        97          92

Stores disposed of in 1999 and 1998:
  Sales                                                 $   659    $  1,825
  Restaurant margin                                          66         192

     The margin reported above reflects a benefit from the suspension of depreciation and amortization of approximately $2 million, $9 million and $32 million in 2000, 1999 and 1998, respectively. The loss of restaurant margin from the disposal of these stores was largely mitigated by (a) increased franchise fees from stores refranchised; (b) lower field general and administrative expenses; and (c) the estimated interest savings from the reduction of average debt with net after-tax refranchising proceeds.

Unusual Items

                                              2000           1999           1998
                                           -----------   ----------    -----------
               U.S.                        $       29    $      13     $      12
               International                        8            3             4
               Unallocated                        167           35            (1)
                                           -----------   ----------    -----------
               Worldwide                   $      204    $      51     $      15
                                           ===========   ==========    ===========
               After-tax                   $      129    $      29     $       3
                                           ===========   ==========    ===========

     Unusual items in 2000 included: (a) $170 million of charges and direct incremental costs related to the AmeriServe Food Distribution, Inc. ("AmeriServe") bankruptcy reorganization process; (b) an increase in the estimated costs of settlement of certain wage and hour litigation and associated defense costs incurred in 2000; (c) costs associated with the formation of an unconsolidated affiliate in Canada; and (d) the reversal of excess provisions arising from the resolution of a dispute associated with the disposition of our Non-core Businesses. See Note 21 for further discussion of the AmeriServe bankruptcy reorganization process and wage and hour litigation.

     Unusual items in 1999 included: (a) the write-off of approximately $41 million owed to us by AmeriServe at the AmeriServe bankruptcy petition date; (b) an increase in the estimated costs of settlement of certain wage and hour litigation and associated defense and other costs incurred in 1999; (c) favorable adjustments to our 1997 fourth quarter charge; (d) the write-down to estimated fair market value less cost to sell of our idle Wichita processing facility; (e) costs associated with the formation of unconsolidated affiliates in Canada and Poland; (f) the impairment of enterprise-level goodwill in one of our international businesses; and (g) severance and other exit costs related to strategic decisions to streamline the infrastructure of our international business.

     Unusual items in 1998 included: (a) an increase in the estimated costs of settlement of certain wage and hour litigation and associated defense and other costs incurred in 1998; (b) severance and other exit costs related to strategic decisions to streamline the infrastructure of our international businesses; (c) favorable adjustments to our 1997 fourth quarter charge related to anticipated actions that were not taken, primarily severance; (d) the writedown to estimated fair market value less costs to sell our minority interest in a privately held Non-core Business, previously carried at cost; and (e) reversals of certain impairment allowances and lease liabilities relating to better-than-expected proceeds from the sale of properties and settlement of lease liabilities associated with properties retained upon the sale of a Non-core Business.

Note 6 - Franchise and License Fees

                                                    2000         1999          1998
                                                ----------   -----------    ----------
Initial fees, including renewal fees            $      48    $       71     $      67
Initial franchise fees included in
 refranchising gains                                  (20)          (45)          (44)
                                                ----------   -----------    ----------
                                                       28            26            23
Continuing fees                                       760           697           604
                                                ----------   -----------    ----------
                                                $     788    $      723     $     627
                                                ==========   ===========    ==========

Note 7 - Other (Income) Expense

                                                    2000         1999         1998
                                                ----------   -----------    ----------
Equity income from investments in
 unconsolidated affiliates                      $     (25)   $      (19)    $     (18)
Foreign exchange net loss (gain)                        -             3            (6)
                                                ----------   -----------    ----------
                                                $     (25)   $      (16)    $     (24)
                                                ==========   ===========    ==========

Note 8 - Property, Plant and Equipment, net

                                                    2000                      1999
                                                ----------                  ----------
Land                                            $     543                   $     572
Buildings and improvements                          2,469                       2,553
Capital leases, primarily buildings                    82                         102
Machinery and equipment                             1,522                       1,598
                                                ----------                  ----------
                                                    4,616                       4,825
Accumulated depreciation and amortization          (2,056)                     (2,279)
Impairment allowances                                 (20)                        (15)
                                                ----------                  ----------
                                                $   2,540                   $   2,531
                                                ==========                  ==========

Note 9 - Intangible Assets, net

                                                    2000                      1999
                                                ----------                  ----------
Reacquired franchise rights                     $     264                   $     326
Trademarks and other identifiable intangibles         102                         124
Goodwill                                               53                          77
                                                ----------                  ----------
                                                $     419                   $     527
                                                ==========                  ==========

     In determining the above amounts, we have subtracted accumulated amortization of $415 million for 2000 and $456 million for 1999.

Note 10 - Accounts Payable and Other Current Liabilities

                                                     2000          1999
                                                ----------   -----------
Accounts payable                                $     326    $      375
Accrued compensation and benefits                     209           281
Other current liabilities                             443           429
                                                ----------   -----------
                                                $     978    $    1,085
                                                ==========   ===========

Note 11 -Short-term Borrowings and Long-term Debt

                                                     2000          1999
                                                ----------   -----------
Short-term Borrowings
Current maturities of long-term debt            $      10    $       47
International lines of credit                          68            45
Other                                                  12            25
                                                ----------   -----------
                                                $      90    $      117
                                                ==========   ===========
Long-term Debt
Senior, unsecured Term Loan Facility,
 due October 2002                               $     689    $      774
Senior, unsecured Revolving Credit Facility,
 expires October 2002                               1,037           955
Senior, Unsecured Notes, due May 2005 (7.45%)         351           352
Senior, Unsecured Notes, due May 2008 (7.65%)         251           251
Capital lease obligations (see Note 12)                74            97
Other, due through 2010 (6% - 11%)                      5             9
                                                ----------   -----------
                                                    2,407         2,438
Less current maturities of long-term debt             (10)          (47)
                                                ----------   -----------
                                                $   2,397    $    2,391
                                                ==========   ===========

     Our primary bank credit agreement, as amended in 2000 and 1999, is comprised of a senior, unsecured Term Loan Facility and a $3 billion senior unsecured Revolving Credit Facility (collectively referred to as the "Credit Facilities") both of which mature on October 2, 2002. Amounts outstanding under our Revolving Credit Facility are expected to fluctuate, but Term Loan Facility reductions may not be reborrowed.

     The Credit Facilities are subject to various covenants including financial covenants relating to maintenance of specific leverage and fixed charge coverage ratios. In addition, the Credit Facilities contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, cash dividends, aggregate non-U.S. investment and certain other transactions, as defined in the agreement. The Credit Facilities require prepayment of a portion of the proceeds from certain capital market transactions and refranchising of restaurants.

     Interest on amounts borrowed is payable at least quarterly at variable rates, based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin factor. At December 30, 2000 and December 25, 1999, the weighted average interest rate on our variable rate debt was 7.2% and 6.6%, respectively, which includes the effects of associated interest rate swaps. See Note 13 for a discussion of our use of derivative instruments, our management of credit risk inherent in derivative instruments and fair value information related to debt and interest rate swaps.

     At December 30, 2000, we had unused borrowings available under the Revolving Credit Facility of approximately $1.8 billion, net of outstanding letters of credit of $190 million. Under the terms of the

Revolving Credit Facility, we may borrow up to $3.0 billion less outstanding letters of credit. We pay a facility fee on the Revolving Credit Facility. The facility fee rate and the aforementioned variable margin factor are determined based on the more favorable of our leverage ratio or third-party senior debt ratings as defined in the agreement.

     In 1997, we filed a shelf registration statement with the Securities and Exchange Commission with respect to offerings of up to $2 billion of senior unsecured debt. In May 1998, we issued $350 million 7.45% Unsecured Notes due May 15, 2005 and $250 million 7.65% Unsecured Notes due May 15, 2008 (collectively referred to as the "Notes"). Interest commenced on November 15, 1998 and is payable semi-annually thereafter. The effective interest rate on the 2005 Notes and the 2008 Notes is 7.6% and 7.8%, respectively.

     Interest expense on the short-term borrowings and long-term debt was $190 million, $218 million and $291 million in 2000, 1999 and 1998, respectively. As more fully discussed in Note 21, interest expense of $9 million on incremental borrowings related to the AmeriServe bankruptcy reorganization process has been included in unusual items.

     The annual maturities of long-term debt through 2005 and thereafter, excluding capital lease obligations, are 2001 - $2.4 million; 2002 - $1.7 billion; 2003 - $1 million; 2004 - $0.2 million; 2005 - $352 million and $251 million thereafter.

Note 12 -Leases

     We have non-cancelable commitments under both capital and long-term operating leases, primarily for our restaurants. Capital and operating lease commitments expire at various dates through 2087 and, in many cases, provide for rent escalations and renewal options. Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

     Future minimum commitments and sublease receivables under non-cancelable leases are set forth below:

                     Commitments                 Sublease Receivables
              -------------------------       ------------------------
                                               Direct
                Capital      Operating        Financing     Operating
              ----------    -----------       ----------    ----------
2001          $      12     $      194        $       2     $      10
2002                 12            176                2             9
2003                 11            154                1             8
2004                 11            137                1             7
2005                 10            127                1             6
Thereafter           94            630                9            37
              ----------    -----------       ----------    ----------
              $     150     $    1,418        $      16     $      77
              ==========    ===========       ==========    ==========

     At year-end 2000, the present value of minimum payments under capital leases was $74 million.

     The details of rental expense and income are set forth below:

                               2000          1999       1998
                            ----------   ----------   ----------
Rental expense
  Minimum                   $     253    $     263    $     308
  Contingent                       28           28           25
                            ----------   ----------   ----------
                            $     281    $     291    $     333
                            ==========   ==========   ==========
Minimum rental income       $      18    $      20    $      18
                            ==========   ==========   ==========

     Contingent rentals are generally based on sales levels in excess of stipulated amounts contained in the lease agreements.

Note 13 - Financial Instruments

Derivative Instruments

     Our policy prohibits the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. Our use of derivative instruments has included interest rate swaps, collars and forward rate agreements. In addition, we utilize on a limited basis, foreign currency forward contracts and commodity futures and options contracts. Our interest rate and foreign currency derivative contracts are entered into with financial institutions while our commodity contracts are generally exchange traded.

     We enter into interest rate swaps, collars, and forward rate agreements with the objective of reducing our exposure to interest rate risk for a portion of our debt and to lower our overall borrowing costs. Reset dates and the floating rate indices on the swaps and forward rate agreements match those of the underlying bank debt. Accordingly, any change in market value associated with the swaps and forward rate agreements is offset by the opposite market impact on the related debt. At December 30, 2000 and December 25, 1999, we had outstanding pay-fixed interest rate swaps with notional amounts of $450 million and $800 million, respectively. At December 30, 2000 we also had outstanding pay-variable interest rate swaps with notional amounts of $350 million. Under the contracts, we agree with other parties to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. We had an aggregate receivable under the related swaps of $0.9 million and $0.4 million at December 30, 2000 and December 25, 1999, respectively. The swaps mature at various dates through 2005.

     During 2000 and 1999, we entered into interest rate collars to reduce interest rate sensitivity on a portion of our variable rate bank debt. Interest rate collars effectively lock in a range of interest rates by establishing a cap and floor. Reset dates and the floating index on the collars match those of the underlying bank debt. If interest rates remain within the collared cap and floor, no payments are made. If rates rise above the cap level, we receive a payment. If rates fall below the floor level, we make a payment. At December 30, 2000 and December 25, 1999, we did not have any outstanding interest rate collars.

     We enter into foreign currency exchange contracts with the objective of reducing our exposure to earnings and cash flow volatility associated with foreign currency fluctuations. In 2000 and 1999, we entered into forward contracts to hedge our exposure related to certain foreign currency receivables and payables. The notional amount and maturity dates of these contracts match those of the underlying receivables or payables. Accordingly, any change in market value associated with the forward contracts is offset by the opposite market impact on the related receivables or payables. At December 30, 2000 and December 25, 1999, we had outstanding forward contracts related to certain foreign currency receivables and payables with notional amounts of $13 million and $9 million, respectively. Our net receivable under the related forward agreements, all of which terminate in 2001, was insignificant at December 30, 2000 and December 25, 1999.

     In 2000, we entered into forward contracts to reduce our exposure to cash flow volatility associated with certain forecasted foreign currency denominated royalties. These forward contracts are short-term in nature, with termination dates matching royalty payments forecasted to be received within the next twelve months. At December 30, 2000, we had outstanding forward contracts associated with forecasted royalty cash flows with notional amounts of $3 million. Our net receivable for these contracts as of December 30, 2000 was insignificant.

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

     Open commodity future and option contracts and deferred gains and losses at year-end 2000 and 1999, as well as gains and losses recognized as part of cost of sales in 2000, 1999 and 1998, were not significant.

Concentrations of Credit Risk

     Accounts receivable consists primarily of amounts due from franchisees and licensees. Concentrations of credit risk with respect to accounts receivable generally are limited due to a large number of franchisees and licensees. At December 30, 2000, accounts receivable included amounts due from franchisees related to the temporary direct purchase program, which is more fully described in Note 21.

Fair Value

     Excluding the financial instruments included in the table below, the carrying amounts of our other financial instruments approximate fair value.

     The carrying amounts and fair values of TRICON's financial instruments are as follows:

                                                        2000                       1999
                                              -----------------------   -----------------------
                                               Carrying      Fair        Carrying      Fair
                                                 Amount      Value        Amount      Value
                                              ----------   ----------   ----------   ----------
Debt
  Short-term borrowings and long-term debt,
    excluding capital leases                  $   2,413    $   2,393    $   2,411    $   2,377
Debt-related derivative instruments
  Open contracts in an asset position                 -          (24)           -           (3)
                                              ----------   ----------   ----------   ----------
Debt, excluding capital leases                $   2,413    $   2,369    $   2,411    $   2,374
                                              ==========   ==========   ==========   ==========
Guarantees and letters of credit              $       -    $      51    $       -    $      27
                                              ==========   ==========   ==========   ==========

     We estimated the fair value of debt, debt-related derivative instruments, guarantees and letters of credit using market quotes and calculations based on market rates. See Note 2 for recently issued accounting pronouncements relating to derivative financial instruments.

Note 14 - Pension and Postretirement Medical Benefits

Pension Benefits

     We sponsor noncontributory defined benefit pension plans covering substantially all full-time U.S. salaried employees, certain hourly employees and certain international employees. Benefits are based on years of service and earnings or stated amounts for each year of service.

Postretirement Medical Benefits

     Our postretirement plans provide health care benefits, principally to U.S. retirees and their dependents. These plans include retiree cost sharing provisions. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits.

     The components of net periodic benefit cost are set forth below:

                                                            Pension Benefits
                                                  ------------------------------------
                                                     2000          1999         1998
                                                -----------   -----------   ----------
  Service cost                                  $      19     $      20     $     21
  Interest cost                                        24            22           20
  Expected return on plan assets                      (25)          (24)         (21)
  Amortization of prior service cost                    1             1            -
  Amortization of transition (asset) obligation         -             -           (2)
  Recognized actuarial loss                             -             -            2
                                                -----------   -----------   ----------
  Net periodic benefit cost                     $      19     $      19     $     20
                                                ===========   ===========   ==========
  Additional (gain) loss recognized due to:
    Curtailment                                 $      (4)    $      (4)    $      -
    Special termination benefits                        -             -            3

                                                    Postretirement Medical Benefits
                                                --------------------------------------
                                                     2000          1999         1998
                                                -----------   -----------   ----------
  Service cost                                  $       2     $       2     $      2
  Interest cost                                         3             3            3
  Amortization of prior service cost                   (1)           (2)          (2)
                                                -----------   -----------   ----------
  Net periodic benefit cost                     $       4     $       3     $      3
                                                ===========   ===========   ==========
  Additional (gain) loss recognized due to:
    Curtailment                                 $      (1)    $      (1)    $     (3)
    Special termination benefits                        -             -            1

     Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits. Curtailment gains have generally been recognized in facility actions net gain.

     The change in benefit obligation and plan assets and reconciliation of funded status is as follows:

                                                                                 Postretirement
                                                      Pension Benefits          Medical Benefits
                                                     2000          1999         2000         1999
                                                -----------   -----------   ----------   ----------
Change in benefit obligation
  Benefit obligation at beginning of year       $     315     $     315     $     45     $     38
    Service cost                                       19            20            2            2
    Interest cost                                      24            22            3            3
    Plan amendments                                     -             6            -            -
    Curtailment (gain)                                 (5)           (5)          (2)          (1)
    Benefits and expenses paid                        (19)          (24)          (3)          (2)
    Actuarial loss (gain)                              17           (19)           3            5
                                                -----------   -----------   ----------   ----------
  Benefit obligation at end of year             $     351     $     315     $     48     $     45
                                                -----------   -----------   ----------   ----------
Change in plan assets
  Fair value of plan assets at beginning
   of year                                      $     290     $     259
    Actual return on plan assets                       39            51
    Employer contributions                              4             5
    Benefits paid                                     (19)          (23)
    Administrative expenses                            (1)           (2)
                                                -----------   -----------
  Fair value of plan assets at end of year      $     313     $     290
                                                -----------   -----------
Reconciliation of funded status
  Funded status                                 $     (38)    $     (25)    $    (48)    $    (45)
  Unrecognized actuarial (gain) loss                  (30)          (35)           5            3
  Unrecognized prior service costs                      5             7           (1)          (2)
                                                -----------   -----------   ----------   ----------
  Accrued benefit liability at year-end         $     (63)    $     (53)    $    (44)    $    (44)
                                                ===========   ===========   ==========   ==========
  Other  comprehensive income attributable
    to change in additional minimum liability
    recognition                                 $       -     $      (3)

Additional year-end information for
  pension  plans  with benefit obligations in
  excess of plan assets
  Benefit obligation                            $      42     $      31
  Fair value of plan assets                             -             -

Additional year-end information for pension
  plans with accumulated benefit obligations in
  excess of plan assets
  Benefit obligation                            $      42     $      31
  Accumulated benefit obligation                       21            12
  Fair value of plan assets                             -             -

The assumptions used to compute the information above are set forth below:

                                        Pension Benefits             Postretirement Medical Benefits
                                    -------------------------        -------------------------------
                                     2000     1999      1998          2000       1999        1998
                                    ------   -------   ------        ------     ------     -------
Discount rate                         8.0%     7.8%      6.8%         8.3%       7.6%        7.0%
Long-term rate of return on plan
   assets                            10.0%    10.0%     10.0%           -          -           -
Rate of compensation increase         5.0%     5.5%      4.5%         5.0%       5.5%        4.5%

     We have assumed the annual increase in cost of postretirement medical benefits was 8.0% in 2000 and will be 7.5% in 2001. We are assuming the rate will decrease to an ultimate rate of 5.5% by 2007 and remain at that level thereafter. There is a cap on our medical liability for certain retirees, which is expected to be reached between the years 2001-2004; at that point our cost for a retiree will not increase.

     Assumed health care cost trend rates have a significant effect on the amounts reported for our post-retirement health care plans. A one percent increase in the assumed health care cost trend rates would have increased our accumulated postretirement benefit obligation at December 30, 2000 by $2.7 million. The impact on our 2000 benefit expense would not have been significant.

Note 15 - Employee Stock-Based Compensation

     At year-end 2000, we had four stock option plans in effect: the TRICON Global Restaurants, Inc. Long-Term Incentive Plan ("1999 LTIP"), the 1997 Long-Term Incentive Plan ("1997 LTIP"), the TRICON Global Restaurants, Inc. Restaurant General Manager Stock Option Plan ("YUMBUCKS") and the TRICON Global Restaurants, Inc. SharePower Plan ("SharePower").

     We may grant options to purchase up to 7.6 million and 22.5 million shares of stock under the 1999 LTIP and 1997 LTIP, respectively, at a price equal to or greater than the average market price of the stock on the date of grant. New option grants can have varying vesting provisions and exercise periods. Previously granted options vest in periods ranging from immediate to 2006 and expire ten to fifteen years after grant. Potential awards to employees and non-employee directors under the 1999 LTIP include stock options, incentive stock options, stock appreciation rights, restricted stock, stock units, restricted stock units, performance shares and performance units. Potential awards to employees and non-employee directors under the 1997 LTIP include stock options, incentive stock options, stock appreciation rights, restricted stock and performance restricted stock units. We have issued only stock options and performance restricted stock units under the 1997 LTIP and have issued only stock options under the 1999 LTIP.

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

     The following table reflects pro forma net income and earnings per common share had we elected to adopt the fair value approach of SFAS 123.

                                          2000          1999            1998
                                      ----------    ----------     -----------
Net Income
  As reported                         $     413     $     627      $      445
  Pro forma                                 379           597             425

Basic Earnings per Common Share
  As reported                         $    2.81     $    4.09      $     2.92
  Pro forma                                2.58          3.90            2.79

Diluted Earnings per Common Share
  As reported                         $    2.77     $    3.92      $     2.84
  Pro forma                                2.55          3.73            2.72

     The effects of applying SFAS 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years because variables such as the number of option grants, exercises and stock price volatility included in these disclosures may not be indicative of future activity.

     We estimated the fair value of each option grant made during 2000, 1999 and 1998 as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          2000      1999       1998
                                         -----     ------     ------
           Risk-free interest rate        6.4%      4.9%       5.5%
           Expected life (years)          6.0       6.0        6.0
           Expected volatility           32.6%     29.7%      28.8%
           Expected dividend yield        0.0%      0.0%       0.0%

     A summary of the status of all options granted to employees and non-employee directors as of December 30, 2000, December 25, 1999 and December 26, 1998, and changes during the years then ended is presented below (tabular options in thousands):

                                   December 30, 2000        December 25, 1999        December 26, 1998
                                  ---------------------   ----------------------   ----------------------
                                              Wtd. Avg.                Wtd. Avg.               Wt. Avg.
                                              Exercise                 Exercise                Exercise
                                   Options      Price      Options       Price      Options      Price
                                  ---------   ---------   ---------   ----------   ----------   ---------
Outstanding at beginning of year    24,166    $   31.18     22,699    $   26.16      15,245    $  23.03
Granted at price equal to average
  market price                       7,860        30.33      5,709        49.07      12,084       29.37
Exercised                           (1,829)       21.84     (1,273)       19.51        (962)      18.93
Forfeited                           (3,518)       33.99     (2,969)       31.94      (3,668)      25.60
                                   --------   ---------   ---------   ----------   ----------   ---------
Outstanding at end of year          26,679    $   31.20     24,166    $   31.18      22,699    $  26.16
                                  =========   =========   =========   ==========   ==========   =========
Exercisable at end of year           7,622    $   24.59      3,665    $   22.44       3,006    $  21.16
                                  =========   =========   =========   ==========   ==========   =========
Weighted average fair value
 of options at date of grant      $  13.48                $  19.20                 $   11.65
                                  =========               =========                ==========

     The following table summarizes information about stock options outstanding and exercisable at December 30, 2000 (tabular options in thousands):

                                Options Outstanding            Options Exercisable
                      -------------------------------------   ---------------------
                                    Wtd. Avg.
                                    Remaining     Wtd. Avg.               Wtd. Avg.
Range of                            Contractual   Exercise                Exericse
Exercise Prices       Options         Life          Price     Options       Price
-----------------     --------      -----------   ---------   --------    ---------
$0.01   -  17.80        1,395         3.91        $ 15.22      1,394       $ 15.22
22.02   -  29.84        9,692         6.23          25.74      4,659         24.38
30.28   -  34.47       10,799         8.44          30.97      1,292         31.47
35.13   -  46.97        4,307         8.16          44.53        272         42.71
      72.75               486         8.26          72.75          5         72.75
                      --------                                --------
                       26,679                                  7,622
                      ========                                ========

     In November 1997, we granted two awards of performance restricted stock units of TRICON's Common Stock to our Chief Executive Officer ("CEO"). The awards were made under the 1997 LTIP and may be paid in Common Stock or cash at the discretion of the Compensation Committee of the Board of Directors. Payments of the awards of $2.7 million and $3.6 million are contingent upon the CEO's continued employment through January 25, 2001 and 2006, respectively, and our attainment of certain pre-established earnings thresholds, as defined. We expense these awards over the performance periods stipulated above. The annual amount included in earnings for 2000, 1999 and 1998 was $1.3 million.

     During 2000 and 1999, modifications were made to certain 1997 LTIP and Sharepower options held by terminated employees. These modifications resulted in additional compensation expense of an insignificant amount in 2000 and $5.0 million in 1999 with a corresponding increase in our Common Stock account.

Note 16 -Other Compensation and Benefit Programs

     We sponsor two deferred compensation benefit programs, the Executive Income Deferral Program and the Restaurant Deferred Compensation Plan (the "EID Plan" and the "RDC Plan," respectively) for eligible employees and non-employee directors. The EID Plan allows participants to defer receipt of all or a portion of their annual salary and incentive compensation. The RDC Plan allows participants to defer a portion of their annual salary. As defined by the benefit programs, we credit the amounts deferred with earnings based on certain investment options selected by the participants.

     The EID Plan includes an investment option that allows participants to defer certain incentive compensation to purchase phantom shares of our Common Stock at a 25% discount from the average market price at the date of deferral (the "Discount Stock Account"). Participants bear the risk of forfeiture of both the discount and any amounts deferred if they voluntarily separate from employment during the two year vesting period. We expense the intrinsic value of the discount over the vesting period.

     We phased in certain program changes to the EID Plan during 1999 and 2000. These changes included limiting investment options, primarily to phantom shares of our Common Stock, and requiring the distribution of investments in the TRICON Common Stock investment options to be paid in shares of our Common Stock. Due to these changes, in 1998 we agreed to credit a one time premium to participant accounts on January 1, 2000. The premium totaled approximately $3 million and was equal to 10% of the participants' account balances as of December 31, 1999, excluding (a) investments in the Discount Stock Account and (b) deferrals made in 1999.

     Prior to January 1, 1999, we recognized as compensation expense all investment appreciation or depreciation within the EID Plan. Subsequent to January 1, 1999, we no longer recognize as compensation expense the appreciation or depreciation, if any, attributable to investments in the Discount Stock Account since these investments can only be settled in shares of our Common Stock. For 1998, we expensed $9 million related to appreciation attributable to investments in the Discount Stock Account. We also reduced our liabilities by $21 million related to investments in the Discount Stock Account and increased the Common Stock Account by the same amount at January 1, 1999.

     Subsequent to January 1, 2000, we no longer recognized as compensation expense the appreciation or depreciation, if any, attributable to investments in the phantom shares of our Common Stock, since these investments can only be settled in shares of our Common Stock. For 1999, we recorded a benefit of $3 million related to depreciation of investments in phantom shares of our Common Stock impacted by the January 2000 plan amendment. We also reduced our liabilities by $12 million related to investments in the phantom shares of our Common Stock and increased the Common Stock Account by the same amount at January 1, 2000.

     Our obligations under the EID Plan as of the end of 2000 and 1999 were $27 million and $50 million, respectively. We recognized compensation expense of $6 million in both 2000 and 1999 and $20 million in 1998 for the EID Plan.

     Investment options in the RDC Plan consist of phantom shares of various mutual funds and TRICON Common Stock. During 1998, RDC participants also became eligible to purchase phantom shares of our Common Stock under YUMSOP as defined below. We recognize compensation expense for the appreciation or depreciation, if any, attributable to all investments in the RDC Plan as well as for our matching contribution. Our obligations under the RDC program as of the end of 2000 and 1999 were $10 million and $6 million, respectively. We recognized annual compensation expense of $1 million in 2000, 1999 and 1998 for the RDC Plan.

     We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code ("401(k) Plan") for eligible full-time U.S. salaried and certain hourly employees. Participants may elect to contribute up to 15% of their eligible compensation on a pre-tax basis. We are not required to make contributions to the Plan. In 1998, a Stock Ownership Program ("YUMSOP") was added to the TRICON Common Stock investment option. Under YUMSOP, we make a partial discretionary matching contribution equal to a predetermined percentage of each participant's contribution to the TRICON Common Stock Fund. We determine our percentage match at the beginning of each year based on the immediate prior year performance of our Concepts. We recognized as compensation expense our total matching contribution of $4 million in both 2000 and 1999 and $1 million in 1998.

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

Note 18 - Share Repurchase Program

     In 1999, our Board of Directors authorized the repurchase of up to $350 million of our outstanding Common Stock, excluding applicable transaction fees. This Share Repurchase Program was completed in 2000. During 2000, we repurchased over 6.4 million shares for approximately $216 million at an average price per share of $34. During 1999, we repurchased over 3.3 million shares for approximately $134 million at an average price of $40 per share. In total, we repurchased approximately 9.8 million shares at an average price of $36.

     On February 14, 2001, our Board of Directors authorized a new Share Repurchase Program. The new Share Repurchase Program authorizes us to repurchase, over a two-year period, up to $300 million of our outstanding Common Stock, excluding applicable transaction fees. Based on market conditions and other factors, repurchases may be made from time to time in the open market or through privately negotiated transactions, at the discretion of the Company.

Note 19 - Income Taxes

     The details of our income tax provision (benefit) are set forth below:

                                  2000          1999           1998
                              ----------    ----------     ----------
Current:          Federal     $     215     $     342      $     231
                  Foreign            66            46             55
                  State              41            39             22
                              ----------    ----------     ----------
                                    322           427            308
                              ----------    ----------     ----------
Deferred:         Federal           (11)          (18)            (2)
                  Foreign            (9)           17             10
                  State             (31)          (15)            (5)
                              ----------    ----------     ----------
                                    (51)          (16)             3
                              ----------    ----------     ----------
                              $     271     $     411      $     311
                              ==========    ==========     ==========

     Taxes payable were reduced by $5 million, $14 million, and $3 million in 2000, 1999 and 1998, respectively, as a result of stock option exercises. In addition, goodwill and other intangibles were reduced by $2 million and $22 million in 2000 and 1999, respectively, as a result of the settlement of a disputed claim with the Internal Revenue Service relating to the deductibility of reacquired franchise rights and other intangibles. These reductions were offset by reductions in deferred and accrued taxes payable.

     In 2000, valuation allowances that relate to deferred tax assets in certain states and foreign countries were reduced by $35 million ($23 million, net of federal tax) and $6 million, respectively, as a result of making a determination that it is more likely than not that these assets will be utilized in the current and future years. In 1999, valuation allowances that related to deferred tax assets in certain foreign countries were reduced by $13 million as a result of establishing a pattern of profitability.

     U.S. and foreign income before income taxes are set forth below:

                                                         2000        1999          1998
                                                      ----------  ----------   ----------
U.S.                                                  $     518   $     876    $     617
Foreign                                                     166         162          139
                                                      ----------  ----------   ----------
                                                      $     684   $   1,038    $     756
                                                      ==========  ==========   ==========

     The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

                                                       2000     1999      1998
                                                      ------   -------   -------
U.S. federal statutory rate                            35.0%     35.0%     35.0%
State income tax, net of federal tax benefit            3.7       3.0       2.8
Foreign and U.S. tax effects attributable to
 foreign  operations                                   (0.4)      1.7       4.4
Effect of unusual items                                (0.5)     (0.5)     (0.6)
Adjustments relating to prior years                     1.6       0.4      (1.1)
Other, net                                              0.2      (0.1)      0.6
                                                      ------   -------   -------
Effective income tax rate                              39.6%     39.5%     41.1%
                                                      ======   =======   =======

     The details of 2000 and 1999 deferred tax liabilities (assets) are set forth below:

                                                         2000        1999
                                                      ----------  ----------
Intangible assets and property, plant and equipment   $     184   $     170
Other                                                        35          25
                                                      ----------  ----------
Gross deferred tax liabilities                        $     219   $     195
                                                      ==========  ==========
Net operating loss and tax credit carryforwards       $    (137)  $    (140)
Employee benefits                                           (82)        (91)
Self-insured casualty claims                                (55)        (38)
Stores held for disposal                                      -         (12)
Various liabilities and other                              (219)       (178)
                                                      ----------  ----------
Gross deferred tax assets                                  (493)       (459)
Deferred tax assets valuation allowances                    132         173
                                                      ----------  ----------
Net deferred tax assets                                    (361)       (286)
                                                      ----------  ----------
Net deferred tax (assets) liabilities                 $    (142)  $     (91)
                                                      ==========  ==========
Reported in Consolidated Balance Sheets as:
  Deferred income tax assets                          $     (75)  $     (59)
  Other assets                                              (78)        (51)
  Accounts payable and other current liabilities              1          12
  Deferred income taxes                                      10           7
                                                      ----------  ----------
                                                      $    (142)  $     (91)
                                                      ==========  ==========

     Our valuation allowance related to deferred tax assets decreased by $41 million in 2000 primarily due to the previously discussed change in circumstances related to deferred tax assets in certain states and foreign countries.

     A determination of the unrecognized deferred tax liability for temporary differences related to our investments in foreign subsidiaries and investments in foreign unconsolidated affiliates that are essentially permanent in duration is not practicable.

     We have available net operating loss and tax credit carryforwards totaling $856 million at December 30, 2000 to reduce future tax of TRICON and certain subsidiaries. The carryforwards are related to a number of foreign and state jurisdictions. Of these carryforwards, $13 million expire in 2001 and $760 million expire at various times between 2002 and 2020. The remaining $83 million of carryforwards do not expire.

Note 20 -Reportable Operating Segments

     We are engaged principally in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut and Taco Bell concepts. KFC, Pizza Hut and Taco Bell operate throughout the U.S. and in 84, 87 and 13 countries and territories outside the U.S., respectively. Our five largest international markets based on ongoing operating profit in 2000 are Australia, China, Japan, Korea and the United Kingdom. At December 30, 2000, we had 10 investments in unconsolidated affiliates outside the U.S. which operate KFC and/or Pizza Hut restaurants, the most significant of which are operating in Canada, Japan and the United Kingdom.

     We identify our operating segments based on management responsibility within the U.S. and International. For purposes of applying SFAS No. 131 "Disclosure About Segments of An Enterprise and Related Information" we consider our three U.S. Concept operating segments to be similar and therefore have aggregated them into a single reportable operating segment. Other than the U.S., no individual country represented 10% or more of our total revenues, profits or assets.

                                                 Revenues
                                     -------------------------------------
                                         2000         1999         1998
                                     ----------   ----------   ----------
United States                        $   5,062    $   5,748    $   6,439
International                            2,031        2,074        2,040
                                     ----------   ----------   ----------
                                     $   7,093    $   7,822    $   8,479
                                     ==========   ==========   ==========

                                    Operating Profit; Interest Expense, Net;
                                         and Income Before Income Taxes
                                     -------------------------------------
                                         2000         1999         1998
                                     ----------   -----------   ----------
United States                        $     742    $      828    $     740
International(a)                           309           265          191
Foreign exchange (loss) gain                 -            (3)           6
Unallocated and corporate expenses        (163)         (180)        (169)
Facility actions net gain (b)              176           381          275
Unusual items(b)                          (204)          (51)         (15)
                                     ----------   -----------   ----------
Total Operating Profit                     860         1,240        1,028
Interest expense, net                      176           202          272
                                     ----------   -----------   ----------
Income before income taxes           $     684    $    1,038    $     756
                                     ==========   ===========   ==========

                                           Depreciation and Amortization
                                     -------------------------------------
                                         2000         1999         1998
                                     ----------   -----------   ----------
United States                        $     231    $      266    $     300
International                              110           110          104
Corporate                                   13            10           13
                                     ----------   -----------   ----------
                                     $     354    $      386    $     417
                                     ==========   ===========   ==========

                                               Capital Spending
                                     -------------------------------------
                                         2000         1999         1998
                                     ----------   -----------   ----------
United States                        $     370    $      315    $     305
International                              192           139          150
Corporate                                   10            16            5
                                     ----------   -----------   ----------
                                     $     572    $      470    $     460
                                     ==========   ===========   ==========

                                       Identifiable Assets
                                     ------------------------
                                         2000         1999
                                     ----------   -----------
United States                        $   2,400    $    2,444
International(c)                         1,501         1,367
Corporate(d)                               248           150
                                     ----------   -----------
                                     $   4,149    $    3,961
                                     ==========   ===========

                                       Long-Lived Assets(e)
                                     ------------------------
                                         2000        1999
                                     ----------   -----------
United States                        $   2,101    $    2,143
International                              828           874
Corporate                                   30            41
                                     ----------   -----------
                                     $   2,959    $    3,058
                                     ==========   ===========
  Includes equity income of unconsolidated affiliates of $25 million, $22 million and $18 million in 2000, 1999 and 1998, respectively.
  See Note 5 for a discussion by reportable operating segment of facility actions net gain and unusual items.
  Includes investment in unconsolidated affiliates of $257 million and $170 million for 2000 and 1999, respectively.
  Primarily includes accounts receivable arising from the AmeriServe bankruptcy reorganization process as further discussed in Note 21, PP&E related to our office facilities and restricted cash.
  Includes PP&E, net and Intangible Assets, net.

     See Note 5 for additional operating segment disclosures related to impairment and the carrying amount of assets held for disposal.

Note 21 - Commitments and Contingencies

Impact of AmeriServe Bankruptcy Reorganization Process

Overview

     We and our franchisees and licensees are dependent on frequent replenishment of food ingredients and paper supplies required by our restaurants. We and a large number of our franchisees and licensees operated under multi-year contracts, which have now been assumed by McLane Company, Inc. ("McLane"), which required the use of AmeriServe to purchase and make deliveries of most of these supplies. AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2000. A plan of reorganization for AmeriServe (the "POR") was approved by the U.S. Bankruptcy Court on November 28, 2000.

     During the AmeriServe bankruptcy reorganization process, we took a number of actions to ensure continued supply to our system. These actions, which are described below, have resulted in a total net expense of $170 million in 2000, which has been recorded as unusual items. Based upon the actions contemplated by the POR which have been completed to date and other currently available information, we believe the ultimate cost of the AmeriServe bankruptcy reorganization process will not materially exceed the amounts already provided. A summary of the expense is as follows:

           DIP Facility                                     $     70
           Gross Settlement Amount                  246
           Less:    Dismissed Payables             (101)
                    Residual Assets                 (86)
                                                 -------
                Net Settlement Amount                             59
           TDPP and Other                                         41
           Bankruptcy Causes of Action                             -
                                                             --------
                                                             $   170
                                                             ========

     Each of the amounts in this table is more fully described below.

DIP Facility

     On February 2, 2000, AmeriServe was provided with a $150 million interim debtor-in-possession ("DIP") revolving credit facility (the "DIP Facility"). Through a series of transactions, our effective net commitment under the DIP Facility was $70 million. At November 30, 2000, the total DIP commitment had essentially been funded.

Replacement Lien

     During the bankruptcy reorganization process, we consented to a cash collateral order by the U.S. Bankruptcy Court under which the pre-petition secured lenders of AmeriServe agreed to allow certain AmeriServe pre-petition collateral (principally inventory and receivables) to be used in the normal course of business. In exchange, we agreed to grant a lien ("Replacement Lien") to these lenders on inventory that we purchased and the receivables resulting from the sale of this inventory under the Temporary Direct Purchase Program described below.

AmeriServe POR

     The POR provided for the sale of the AmeriServe U.S. distribution business to McLane effective on November 30, 2000. In connection with this sale, we have agreed to (a) an extension of the sales and distribution agreement for U.S. Company-owned stores (the "Distribution Agreement") through October 31, 2010; (b) a five-percent increase in distribution fees under the Distribution Agreement; and (c) a reduction in our payment terms for supplies from 30 to 15 days. Beginning on November 30, 2000 (the closing date of the sale), McLane assumed all supply and distribution responsibilities under our Distribution Agreement, as well as under the distribution agreements of most of our franchisees and licensees previously serviced by AmeriServe.

     Under the terms of the POR, TRICON provided approximately $246 million to AmeriServe (the "Gross Settlement Amount") to facilitate a global settlement with holders of allowed secured and administrative priority claims in the bankruptcy. In exchange, TRICON will receive the proceeds from the liquidation of AmeriServe's remaining inventory, accounts receivable and certain other assets (the "Residual Assets"). We have currently estimated these proceeds to be approximately $86 million and have recorded a receivable from the AmeriServe bankruptcy estate in this amount. We expect that these proceeds will be primarily realized over the next twelve months. Through March 9, 2001, we have collected approximately $29 million.

     The POR also released us from any further obligations or claims under the Replacement Lien and provided for the dismissal of the legal action filed by AmeriServe against TRICON seeking payment of the $101 million in pre-petition trade accounts payable to AmeriServe (the "Dismissed Payables"). As previously disclosed, we had accrued for, but withheld payment of the Dismissed Payables.

     In addition, the POR grants TRICON a priority right to proceeds (up to a maximum of $220 million) from certain litigation claims and causes of action held by the AmeriServe bankruptcy estate, including certain avoidance and preference actions (collectively, the "Bankruptcy Causes of Action"). We expect that any such proceeds, the potential amounts of which are not yet reasonably estimable, will be primarily realized over the next twelve to twenty-four months. These recoveries, if any, will be recorded as unusual items as they are realized.

Temporary Direct Purchase Program

     During the bankruptcy reorganization process, to help ensure that our supply chain remained open, we purchased supplies directly from suppliers for use in our restaurants, as well as for resale to our franchisees and licensees who previously purchased supplies from AmeriServe (the "Temporary Direct Purchase Program" or "TDPP"). AmeriServe agreed, for the same fee in effect prior to the bankruptcy filing, to continue to be responsible for distributing supplies to us and our participating franchisee and licensee restaurants. Operations under the TDPP ceased on November 30, 2000, the date on which McLane purchased AmeriServe's U.S. distribution business.

     In connection with the TDPP, we incurred approximately $41 million of costs, principally related to allowances for estimated uncollectible receivables from our franchisees and licensees and the incremental interest cost arising from the additional debt required to finance the inventory purchases and the receivables arising from supply sales to our franchisees and licensees. These costs also included inventory obsolescence and certain general and administrative expenses. Under SFAS No. 45, "Accounting for Franchise Fee Revenue," the results of these agency distribution activities are reported on a net basis in the Consolidated Statement of Income.

     At December 30, 2000, our remaining receivables from franchisees and licensees for sales of supplies under the TDPP were approximately $52 million, net of related allowances for doubtful accounts. The Company intends to vigorously pursue collection of these receivables. Through March 9, 2001, we have collected approximately $43 million. On November 30, 2000, we sold our remaining inventories to McLane at an amount approximating book value. We have no remaining payables to suppliers under the TDPP.

Other

     We have incurred and will continue to incur other incremental costs (principally professional fees) as a result of the AmeriServe bankruptcy reorganization process which are being charged as incurred to unusual items. We expect that these costs, though substantially reduced from pre-POR levels, will continue until the affairs of the estate can be substantially concluded; however, we do not expect that these costs, net of any recoveries from the Bankruptcy Causes of Action, will be material to our annual results of operations, financial condition or cash flows.

Other Commitments and Contingencies

Contingent Liabilities

     We were directly or indirectly contingently liable in the amounts of $401 million and $386 million at year-end 2000 and 1999, respectively, for certain lease assignments and guarantees. At December 30, 2000, $333 million represented contingent liabilities to lessors as a result of assigning our interest in and obligations under real estate leases as a condition to the refranchising of Company restaurants and the contribution of certain Company restaurants to a new venture in Canada. The $333 million represented the present value of the minimum payments of the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $513 million. The remaining amounts of the contingent liabilities primarily relates to our guarantees to support financial arrangements of certain unconsolidated affiliates and franchisees. The contingent liabilities related to financial arrangements of franchisees include partial guarantees of franchisee loan pools originated primarily in connection with the Company's refranchising programs. In support of these guarantees, we have posted $22 million of letters of credit and $10 million in cash collateral. The cash collateral balances are included in Other Assets. Also, TRICON provides a standby letter of credit under which TRICON could potentially be required to fund a portion (up to $25 million) of one of the franchisee loan pools discussed above. Any such funding under the standby letter of credit would then be fully secured by franchisee loan collateral. We have provided for our estimated probable exposures under these contingent liabilities largely through charges to refranchising gains (losses).

Casualty Loss Programs and Estimates

     We are currently self-insured for a portion of our current and prior years' casualty losses, property losses and certain other insurable risks. To mitigate the cost of our exposures for certain casualty losses, we make annual decisions to either retain the risks of loss up to certain maximum per occurrence or aggregate loss limits negotiated with our insurance carriers or to fully insure those risks. Since the Spin-off, we have elected to retain the risks subject to insured limitations. In addition, we also purchased insurance in 1998 to limit the cost for certain of our retained risks for the years 1994 to 1996.

     Effective August 16, 1999, we made changes to our U.S. and portions of our International property and casualty loss programs. For fiscal year 2000 and the period from August 16, 1999 through fiscal year end, 1999, we bundled our risks for casualty losses, property losses and various other insurable risks into one risk pool with a single maximum loss limit. Certain losses in excess of the single maximum loss limit are covered under reinsurance agreements. Since all of these risks have been pooled and there are no per occurrence limits for individual claims, it is possible that we may experience increased volatility in property and casualty losses on a quarter to quarter basis. This would occur if an individual large loss is incurred either early in a program year or when the latest actuarial projection of losses for a program year is significantly below our aggregate loss retention. A large loss is defined as a loss in excess of $2 million which was our predominant per occurrence casualty loss limit under our previous insurance program.

     We have accounted for our retained liabilities for casualty losses, including reported and incurred but not reported claims, based on information provided by our independent actuary. Effective August 16, 1999, property losses are also included in our actuary's valuation. Prior to that date, property losses were based on our internal estimates.

     Actuarial valuations are performed and resulting adjustments to current and prior years' self-insured casualty losses, property losses and other insurable risks, are made in the second and fourth quarters of each fiscal year. The adjustments recorded to our casualty loss reserves in 2000 were insignificant. We recorded favorable adjustments of $30 million in 1999 and $23 million in 1998. The 1999 and 1998 adjustments resulted primarily from improved loss trends related to 1998 casualty losses at all three of our U.S. Concepts. In addition, the favorable insurance adjustments in 1998 included the benefit of the insurance transaction to limit the cost for certain of our retained risk for the years 1994 to 1996.

     We will continue to make adjustments both based on our actuary's periodic valuations as well as whenever there are significant changes in the expected costs of settling large claims that have occurred since the last actuarial valuation was performed. Due to the inherent volatility of our actuarially determined casualty loss estimates, it is reasonably possible that we could experience changes in estimated losses which could be material to our growth in net income in 2001. We believe that, since we record our reserves for casualty losses at a 75% confidence level, we have mitigated the potential negative impact of adverse development and/or volatility.

Change of Control Severance Agreements

     In September 2000, the Compensation Committee of the Board of Directors approved renewing severance agreements with certain key executives (the "Agreements") that were set to expire on December 31, 2000. These Agreements are triggered by a termination, under certain conditions, of the executive's employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive in a lump sum, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. Since the timing of any payments under these Agreements cannot be anticipated, the amounts are not estimable. However, these payments, if made, could be substantial. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Wage and Hour Litigation

     We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Like certain other large retail employers, Pizza Hut and Taco Bell have been faced in certain states with allegations of purported class-wide wage and hour violations.

     On May 11, 1998, a purported class action lawsuit against Pizza Hut, Inc., and one of its franchisees, PacPizza, LLC, entitled Aguardo, et al. v. Pizza Hut, Inc., et al., ("Aguardo"), was filed in the Superior Court of the State of California of the County of San Francisco. The lawsuit was filed by three former Pizza Hut restaurant general managers purporting to represent approximately 1,300 current and former California restaurant general managers of Pizza Hut and PacPizza, LLC. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and vacation pay and seeks an unspecified amount in damages. On January 12, 2000, the Court certified a class of approximately 1,300 current and former restaurant general managers. The Court amended the class on June 1, 2000 to include approximately 150 additional current and former restaurant general managers. This lawsuit is in the early discovery phase, and no trial date has been set.

     On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. ("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has currently paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A trial date of November 2, 1999 was set. However, on November 1, 1999, the Court issued a proposed order postponing the trial and establishing a pre-trial claims process. The final order regarding the claims process was entered on January 14, 2000. Taco Bell moved for certification of an immediate appeal of the Court-ordered claims process and requested a stay of the proceedings. This motion was denied on February 8, 2000. Taco Bell appealed this decision to the Supreme Court of Oregon and the Court denied Taco Bell's Writ of Mandamus on March 21, 2000. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. A Court ordered pre-trial claims process went forward, and hearings were held for claimants employed or previously employed in selected Taco Bell restaurants. After the initial hearings, the damage claims hearings were discontinued. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. A number of procedural issues, including possible appeals, remain to determine the ultimate damages in this matter.

     We have provided for the estimated costs of the Aguardo and Bravo litigations, based on a projection of eligible claims (including claims filed to date, where applicable), the cost of each eligible claim, the estimated legal fees incurred by plaintiffs and the results of settlement negotiations in these and other wage and hour litigation matters. Although the outcome of these lawsuits cannot be determined at this time, we believe the ultimate cost of these cases in excess of the amounts already provided will not be material to our annual results of operations, financial condition or cash flows. Any provisions have been recorded in unusual items.

     On October 2, 1996, a class action lawsuit against Taco Bell Corp., entitled Mynaf, et al. v. Taco Bell Corp. ("Mynaf"), was filed in the Superior Court of the State of California of the County of Santa Clara. The lawsuit was filed by two former restaurant general managers and two former assistant restaurant general managers purporting to represent all current and former Taco Bell restaurant general managers and assistant restaurant general managers in California. The lawsuit alleged violations of California wage and hour laws involving unpaid overtime wages, and violations of the State Labor Code's record-keeping requirements. The complaint also included an unfair business practices claim. Plaintiffs claimed individual damages ranging from $10,000 to $100,000 each. On September 17, 1998, the court certified a class of approximately 3,000 current and former assistant restaurant general managers and restaurant general managers. Taco Bell petitioned the appellate court to review the trial court's certification order. The petition was denied on December 31, 1998. Taco Bell then filed a petition for review with the California Supreme Court, and the petition was subsequently denied. Class notices were mailed on August 31, 1999 to over 3,400 class members. Trial began on January 29, 2001. Before conclusion of the trial, the parties reached an agreement to settle this matter, and entered into a stipulation of discontinuance of the case. This settlement agreement is subject to approval by the court of the terms and conditions of the agreement and notice to the class with an opportunity to object and be heard. We have provided for the costs of this settlement in unusual items.

     Other Litigation

     C&F Packing Co., Inc. v. Pizza Hut, Inc. This action was originally filed in 1993 by C&F Packing Co., Inc., a Chicago meat packing company ("C&F"), in the United States District court for the Northern District of Illinois. This lawsuit alleges that Pizza Hut misappropriated various trade secrets relating to C&F's alleged process for manufacturing a precooked Italian sausage pizza topping. C&F's trade secret claims against Pizza Hut were originally dismissed by the trial court on statute of limitations grounds. That ruling was later overturned by the U.S. Court of Appeals for the Federal Circuit in August 2000 and the case was remanded to the trial court for further proceedings. On remand, Pizza Hut moved for summary judgment on its statute of limitations defense. That motion was denied in January 2001. This lawsuit is in the discovery phase and no trial date has been set. Similar trade secret claims against another defendant were tried by a jury in late 1998 and the jury returned a verdict for C&F. Judgment on that verdict was affirmed by the U.S. Court of Appeals for the Federal Circuit in August 2000.

     TRICON believes that C&F's claims are without merit and is vigorously defending the case. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

Obligations to PepsiCo After Spin-off

     In connection with the October 6, 1997 Spin-off from PepsiCo, we entered into separation and other related agreements (the "Separation Agreements"), governing the Spin-off transaction and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

     The Separation Agreements provided for, among other things, our assumption of all liabilities relating to the restaurant businesses, including the Non-core Businesses, and our indemnification of PepsiCo with respect to these liabilities. We have included our best estimates of these liabilities in the accompanying Consolidated Financial Statements. Subsequent to Spin-off, claims were made by certain Non-core Business franchisees and a purchaser of one of the businesses. To date, we have resolved these disputes within amounts previously recorded.

     In addition, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of December 30, 2000, PepsiCo remains liable for approximately $139 million related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

     Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through December 30, 2000, there have not been any determinations made by PepsiCo where we would have reached a different determination.

     We also agreed to certain restrictions on our actions to help ensure that the Spin-off maintained its tax-free status. These restrictions, which were generally applicable to the two-year period following the Spin-off Date, included among other things, limitations on any liquidation, merger or consolidation with another company, certain issuances and redemptions of our Common Stock, our granting of stock options and our sale, refranchising, distribution or other disposition of assets. If we failed to abide by these restrictions or to obtain waivers from PepsiCo and, as a result, the Spin-off fails to qualify as a tax-free reorganization, we will be obligated to indemnify PepsiCo for any resulting tax liability, which could be substantial. No payments under these indemnities have been required or are expected to be required. Additionally, PepsiCo is entitled to the federal income tax benefits related to the exercise after the Spin-off of vested PepsiCo options held by our employees. We expense the payroll taxes related to the exercise of these options as incurred.

Note 22 - Selected Quarterly Financial Data (Unaudited)

                                                                  2000
                                     --------------------------------------------------------------
                                        First       Second        Third       Fourth
                                       Quarter      Quarter      Quarter      Quarter        Total
---------------------------------------------------------------------------------------------------
Revenues:
  Company sales                      $   1,425    $   1,480    $   1,470    $   1,930    $   6,305
  Franchise and license fees               172          176          188          252          788
                                     --------------------------------------------------------------
   Total revenues                        1,597        1,656        1,658        2,182        7,093

Total costs and expenses, net            1,355        1,436        1,526        1,916        6,233
Operating profit                           242          220          132          266          860
Net income                                 120          106           59          128          413
Diluted earnings per common share         0.80         0.71         0.40         0.86         2.77
Operating profit attributable to:
  Facility actions net gain                 47           66            3           60          176
  Unusual items                             (4)         (72)         (92)         (36)        (204)
Net income attributable to:
  Facility actions net gain                 26           39            3           30           98
  Unusual items                             (2)         (47)         (57)         (23)        (129)
---------------------------------------------------------------------------------------------------

                                                                  1999
                                    ---------------------------------------------------------------
                                        First       Second        Third       Fourth
                                       Quarter      Quarter      Quarter      Quarter        Total
---------------------------------------------------------------------------------------------------
Revenues:
  Company sales                      $   1,662    $   1,723    $   1,639    $   2,075    $   7,099
  Franchise and license fees               151          163          173          236          723
                                     --------------------------------------------------------------
   Total revenues                        1,813        1,886        1,812        2,311        7,822

Total costs and expenses, net            1,577        1,537        1,435        2,033        6,582
Operating profit                           236          349          377          278        1,240
Net income                                 106          179          197          145          627
Diluted earnings per common share         0.66         1.10         1.23         0.93         3.92
Operating profit attributable to:
  Accounting changes                        10            6            5            8           29
  Facility actions net gain                 34          133          144           70          381
  Unusual items                              -           (4)          (3)         (44)         (51)
Net income attributable to:
  Accounting changes                         6            4            3            5           18
  Facility actions net gain                 19           80           84           43          226
  Unusual items                              -           (2)          (3)         (24)         (29)
---------------------------------------------------------------------------------------------------

See Note 5 for details of facility actions net gain, unusual items and the 1999 accounting changes.

Management's Responsibility for Financial Statements

To Our Shareholders:

     We are responsible for the preparation, integrity and fair presentation of the Consolidated Financial Statements, related notes and other information included in this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include certain amounts based upon our estimates and assumptions, as required. Other financial information presented in the annual report is derived from the financial statements.

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

     The Consolidated Financial Statements have been audited and reported on by our independent auditors, KPMG LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that management representations made to the independent auditors were valid and appropriate.

     The Audit Committee of the Board of Directors, which is composed solely of outside directors, provides oversight to our financial reporting process and our controls to safeguard assets through periodic meetings with our independent auditors, internal auditors and management. Both our independent auditors and internal auditors have free access to the Audit Committee.

     Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 30, 2000 provide reasonable assurance that our assets are reasonably safeguarded.

/s/David J. Deno
Chief Financial Officer

Report of Independent Auditors

The Board of Directors
TRICON Global Restaurants, Inc.:

     We have audited the accompanying consolidated balance sheets of TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") as of December 30, 2000 and December 25, 1999, and the related consolidated statements of income, cash flows and shareholders' deficit and comprehensive income for each of the years in the three-year period ended December 30, 2000. These consolidated financial statements are the responsibility of TRICON's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRICON as of December 30, 2000 and December 25, 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Louisville, Kentucky
February 13, 2001, except as to Note 18
     which is as of February 14, 2001
     and Note 21 which is as of March 9, 2001

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	(1)	Financial Statements: Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

	(2)	Financial Statement Schedules: No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the related notes thereto filed as a part of this Form 10-K.

	(3)	Exhibits: The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K. The Index to Exhibits specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)		Reports on Form 8-K

	(1)	We filed a Current Report on Form 8-K dated September 19, 2000 attaching a press release dated September 14, 2000 announcing the proposed plan of reorganization that AmeriServe Food Distribution, Inc. filed with the U.S. Bankruptcy Court.

	(2)	We filed a Current Report on Form 8-K dated October 12, 2000 attaching our third quarter earnings release dated October 11, 2000.

	(3)	We filed a Current Report on Form 8-K dated November 16, 2000 attaching a press release dated November 15, 2000 announcing our 2001 earnings expectations and strategies as well as reconfirming our ongoing operating EPS expectation for the full-year 2000.

	(4)	We filed a Current Report on Form 8-K dated December 4, 2000 attaching a press release dated December 1, 2000 announcing that McLane Company, Inc. a subsidiary of Wal-Mart Stores, Inc. has finalized its purchase of the U.S. distribution business of AmeriServe Food Distribution, Inc.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2001

TRICON GLOBAL RESTAURANTS, INC.

By:  /s/ David C. Novak

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Novak David C. Novak	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 28, 2001

/s/ Andrall E. Pearson Andrall E. Pearson	Founding Chairman	March 28, 2001

/s/ David J. Deno David J. Deno	Chief Financial Officer (principal financial officer)	March 28, 2001

/s/ Brent A. Woodford Brent A. Woodford	Vice President and Controller (principal accounting officer)	March 28, 2001

/s/ D. Ronald Daniel D. Ronald Daniel	Director	March 28, 2001

/s/ James Dimon James Dimon	Director	March 28, 2001

/s/ Massimo Ferragamo Massimo Ferragamo	Director	March 28, 2001
79

/s/ Robert Holland, Jr. Robert Holland, Jr.	Director	March 28, 2001

/s/ Sidney Kohl Sidney Kohl	Director	March 28, 2001

/s/ Kenneth G. Langone Kenneth G. Langone	Director	March 28, 2001

/s/ Jackie Trujillo Jackie Trujillo	Director	March 28, 2001

/s/ Robert J. Ulrich Robert J. Ulrich	Director	March 28, 2001

/s/ Jeanette S. Wagner Jeanette S. Wagner	Director	March 28, 2001

/s/ John L. Weinberg John L. Weinberg	Director	March 28, 2001

TRICON Global Restaurants, Inc.
Exhibit Index
(Item 14)

Exhibit Number	Description of Exhibits

3.1	Restated Articles of Incorporation of Tricon, which are incorporated herein by reference from Exhibit 3.1 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.2	Amended and restated Bylaws of Tricon, which are incorporated herein by reference from Exhibit 3.2 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

4.1*	Indenture, dated as of May 1, 1998, between Tricon and The First National Bank of Chicago, pertaining to 7.45% Senior Notes and 7.65% Senior Notes due May 15, 2005 and May 15, 2008, respectively, which is incorporated herein by reference from Exhibit 4.1 to Tricon's Report on Form 8-K filed with the Commission on May 13, 1998.

4.2	Rights Agreement, dated as of July 21, 1998, between Tricon and BankBoston, N.A., which is incorporated herein by reference from Exhibit 4.01 to Tricon's Quarterly Report on Form 10-Q for the quarter ended June 13, 1998.

10.1	Separation Agreement between PepsiCo, Inc. and Tricon. effective as of August 26, 1997, and the First Amendment thereto dated as of October 6, 1997, which is incorporated herein by reference from Exhibit 10.1 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.2	Tax Separation Agreement between PepsiCo, Inc. and Tricon effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.2 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.3	Employee Programs Agreement between PepsiCo, Inc. and Tricon effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.3 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.4	Telecommunications, Software and Computing Services Agreement between PepsiCo, Inc. and Tricon effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.4 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.5	Amended and Restated Sales and Distribution Agreement between AmeriServe Food Distribution, Inc., Tricon, Pizza Hut, Taco Bell and KFC, effective as of November 1, 1998, which is incorporated herein by reference from Exhibit 10 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, as amended by the First Amendment thereto (as filed herewith).

81

10.6	Credit Agreement dated as of October 2, 1997 among Tricon, the lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Chase Manhattan Bank as Issuing Bank, which is incorporated herein by reference from Exhibit 10 to Tricon's Quarterly Report on Form 10-Q for the quarter ended September 6, 1997, as amended by Amendment No. 1 hereto which is incorporated herein by reference from Exhibit 10.6 to TRICON's Quarterly Report on Form 10-Q for the quarter ended March 20, 1999, as amended by Amendment No. 2 hereto, which is incorporated herein by reference from Tricon's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.7†	Tricon Director Deferred Compensation Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.7 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.8†	Tricon 1997 Long Term Incentive Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.8 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.9†	Tricon Executive Incentive Compensation Plan, as effective January 1, 1999, as amended, which is incorporated herein by reference from Tricon's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.10†	Tricon Executive Income Deferral Program, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.11 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.13†	Tricon Pension Equalization Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.14 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.15†	Terms of Employment Agreement between Tricon and Robert L. Carleton, which is incorporated herein by reference from Exhibit 10.16 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.16	Form of Directors' Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.17 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.17†	Amended and restated form of Severance Agreement (in the event of a change in control) (as filed herewith).

10.18†	Tricon 1999 Long Term Incentive Plan, as effective May 20, 1999, which is incorporated herein by reference from Tricon's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.19†	Employment Agreement between Tricon and Christian L. Campbell, dated as of September 3, 1997, which is incorporated herein by reference from Exhibit 10.19 to Tricon's Annual Report on Form 10-K for fiscal year ended December 26, 1998.

82

10.20	Tricon Purchasing Coop Agreement, dated as of March 1, 1999, between Tricon and the Unified FoodService Purchasing Coop, LLC, which is incorporated herein by reference from Exhibit 10.20 to Tricon's Annual Report on Form 10-K for fiscal year ended December 26, 1998.

12.1	Computation of ratio of earnings to fixed charges.

21.1	Active Subsidiaries of Tricon.

23.1	Consent of KPMG LLP.

_________________

*	Neither Tricon nor any of its subsidiaries is party to any other long-term debt instrument under which securities authorized exceed 10 percent of the total assets of Tricon and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.

†	Indicates a management contract or compensatory plan.

Exhibit 10.5

FIRST AMENDMENT AGREEMENT

     First Amendment Agreement effective as of the Closing Date (as defined below) by and between AmeriServe Food Distribution, Inc., a Delaware corporation ("AmeriServe"), TRICON Global Restaurants, Inc., a North Carolina corporation, Pizza Hut, Inc., a Delaware corporation, Taco Bell Corp., a California corporation, Kentucky Fried Chicken Corporation, a Delaware corporation, and Kentucky Fried Chicken of Southern California, Inc., a Delaware corporation (as successor to Kentucky Fried Chicken of California, Inc.) (collectively, the "Tricon Parties").

     WHEREAS, the parties hereto are parties to the Amended and Restated Sales and Distribution Agreement dated as of November 1, 1998, a copy of which is attached hereto as Exhibit A (the "Distribution Agreement"), pursuant to which AmeriServe has been appointed as the exclusive distributor of certain restaurant products sold to company-owned Pizza Hut, Taco Bell and KFC restaurants in the continental United States; and

     WHEREAS, on or about January 31, 2000, AmeriServe and its affiliates that are debtors and debtors-in-possession in the Bankruptcy Cases (defined below) filed voluntary petitions under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§101-1330 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), styled In re AmeriServe Food Distribution, Inc., et al.,Case No. 00-358 (PJW) (the "Bankruptcy Cases"); and

     WHEREAS, solely to facilitate the sale of certain of the assets of AmeriServe comprising its U.S. distribution business to McLane Company, Inc. (the "Sale Transaction"), the Tricon Parties have agreed to certain modifications of the Distribution Agreement as set forth herein, which modifications the Tricon Parties are not obligated to make and would not have agreed to in the absence of the Sale Transaction; and

     WHEREAS, the Tricon Parties acknowledge that they will have received good and valuable consideration in exchange for the modifications set forth herein.

     NOW, THEREFORE, the parties hereto hereby agree as follows:

       Section 4(a) of the Distribution Agreement is hereby amended by substituting the phrase "15 calendar days" for the phrase "30 calendar days" where such phase appears in the first sentence thereof, effective as of the Closing Date.

       Section 5(b) of the Distribution Agreement is hereby amended by adding the following at the end thereof, effective as of the Closing Date:

    "Notwithstanding the foregoing, Buyer will use its reasonable best efforts to provide flexibility to Seller with respect to 24 hour/day and 7 day/week delivery options, subject to the black out periods described in Exhibit H attached hereto or such other black out periods which are previously agreed to in writing by Seller and the regional managers of the Exclusive Restaurants and the minimum service levels set forth in Section 6 of this Agreement."

       Section 9 of the Distribution Agreement is hereby deleted in its entirety and is replaced by the following, effective as of the Closing Date:

    "9.        Term.

            This Agreement is for a term beginning on the Effective Date and ending on January 11, 2005 (the 'Initial Term'), and shall automatically be extended thereafter, subject to the terms and conditions set forth herein, through October 10, 2010 (the 'Extension Term')."

       Section 17 of the Distribution Agreement is hereby deleted in its entirety and is replaced by the following, effective as of the Closing Date:

    "Seller acknowledges that the KFC National Purchasing Cooperative, Inc., organizations representing KFC, Taco Bell and Pizza Hut franchisees, and Buyer have established the Unified Foodservice Purchasing Co-op, LLC (the 'Unified Coop') to purchase goods and equipment, including Restaurant Products and Exclusive Restaurant Products, for Buyer-owned and operated and franchisee-owned and operated restaurants, including Exclusive Restaurants. Seller also acknowledges that Buyer has designated the Unified Coop as an SCM Party and Buyer has appointed and designated the Unified Coop, on an exclusive basis, to administer purchasing programs on behalf of restaurant operators for all restaurants located in the United States, including Exclusive Restaurants.

    Seller has entered into a Distributor Participation Agreement with the Unified Coop in form and substance satisfactory to the Unified Coop. Consistent with the provisions of Paragraph 13(b) of this Agreement, Buyer and Seller each consent to the disclosure of the terms of this Agreement and any information provided for in this Agreement to the Unified Coop. Buyer and Seller each agree that the designation of the Unified Coop as an SCM Party is not in violation of the assignment provisions contained in Paragraph 16(d) of this Agreement. 'The Service Fee,' as defined in Paragraph 4 of the Distributor Participation Agreement will replace "the costs of SCM allocated to the Exclusive Restaurant Products" referred to in clause (y) in Section 3(a) of this Agreement."

       Section A of Exhibit D to the Distribution Agreement is hereby deleted in its entirety and is replaced by the following, effective as of January 1, 2001:

    "A.      The prices for the Exclusive Restaurant Products (including fresh produce but excluding softdrinks and Promotional Items (as defined below)) shall be the Landed Cost plus the SCM costs or service fee, as applicable, described in Sections 3(a) and 17 plus the per case charge indicated below:

      Pizza Hut $1.66/case
      Taco Bell $1.99/case
      KFC        $1.74/case

       Section B of Exhibit D to the Distribution Agreement is hereby deleted in its entirety and is replaced by the following, effective as of January 1, 2001:

    "B.     [Deleted]"

       Section IV of Exhibit E to the Distribution Agreement is hereby amended by substituting the phrase "benchmark" for the phrase "bid" where it appears therein, and by substituting the phrase "benchmarking" for the phrase "bidding" where it appears therein, each effective as of the Closing Date.

        Subsection IV.A.1. of Exhibit E to the Distribution Agreement is hereby amended by adding the following after the last sentence thereof, effective as of the Closing Date:

    "In developing the standard freight rates, the SCM Party will continue to use similar practices as demonstrated in 1999 and 2000. After receiving freight rates from the vendors, the SCM Party will contract, at its discretion, with one or two nationally recognized third party logistics firms to provide benchmark freight rates by lane. The SCM Party will use its reasonable best efforts to ensure the process is performed independently and objectively to preclude any financial gain by the third party logistics firms for providing understated benchmark freight rates."

       Section V of Exhibit E to the Distribution Agreement is hereby deleted in its entirely, effective as of the Closing Date.

       In connection with and as part of the Sale Transaction, The Tricon Parties consent to AmeriServe's assumption and assignment to McLane, of the Distribution Agreement as modified by this First Amendment, and agree that: (i) at the Closing Date, the Distribution Agreement as amended by this First Amendment shall be deemed assumed by AmeriServe and assigned to McLane, and (ii) other than McLane's promise to perform in accordance with the terms of the Distribution Agreement as amended by the First Amendment, no adequate assurance as to future performance under the United States Bankruptcy Code shall be required in connection with the Sale Transaction. The Tricon Parties consent to the assumption and assignment of the Distribution Agreement, as amended by this First Amendment, shall not constitute a waiver of any claims and/or legal or equitable remedies as against AmeriServe (including, without limitation, rights of recoupment or setoff) arising out of or related to any prior breach of the Distribution Agreement by AmeriServe, it being understood that such claims and/or remedies are expressly retained by and for the benefit of the Tricon Parties and that, notwithstanding the assumption and assignment of the Distribution Agreement, as modified by this First Amendment, there has been no cure of any pre-existing defaults under the Distribution Agreement, provided, that the assumption and assignment shall not diminish or elevate in any way the status or priority of the Tricon Parties' claims or remedies against AmeriServe that arose prior to AmeriServe's bankruptcy.

       This First Amendment to the Distribution Agreement shall become effective upon both its execution by the parties hereto and the final closing of the Sale Transaction (the "Closing Date"), provided that such Sale Transaction has received all requisite approvals of the Bankruptcy Court.

[PAGE END]

     IN WITNESS WHEREOF, the parties hereto have duly executed this First Amendment Agreement to the Distribution Agreement as of _______________, 2000.

AMERISERVE FOOD DISTRIBUTION, INC. By: /s/ Kevin J. Rogan Name: Kevin J. Rogan Title: Senior Vice President	MCLANE COMPANY, INC. By: /s/ James L. Kent Name: James L. Kent Title: Senior Vice President

TRICON GLOBAL RESTAURANTS, INC.
KENTUCKY FRIED CHICKEN OF SOUTHERN CALIFORNIA, INC.
KENTUCKY FRIED CHICKEN CORPORATION
PIZZA HUT, INC.
TACO BELL CORP.

By: /s/ Aylwin B. Lewis
      In his Capacity as Executive Officer
      Pursuant to Section 16(a) of
      The Distribution Agreement

Name: Aylwin B. Lewis

Title:  Executive Vice President

Exhibit 10.17

SEVERANCE AGREEMENT

     THIS AGREEMENT, dated December 20, 2000, is made by and between Tricon Global Restaurants, Inc., a North Carolina corporation (the Company"), and                         (the "Executive").

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

  Term of Agreement. The Term of this Agreement shall commence on January 1, 2001 and continue for three years; however, on January 1, 2002 and each January 1 thereafter, the Term shall automatically be extended for an additional three years unless, not later than September 30 of the preceding year, the Company or the Executive shall have given notice not to extend the Term; and further provided, however, that if a Change in Control shall have occurred during the Term, the Term shall expire no earlier than the third anniversary of the date of such Change in Control.

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

TRICON GLOBAL RESTAURANTS, INC.

By: Name: Title: Address: (Please print carefully)

EXHIBIT 12

TRICON Global Restaurants, Inc.
Ratio of Earnings to Fixed Charges Years Ended 2000-1996
(in millions except ratio amounts)

                                                         53
                                                        Weeks      -----------  52 Weeks    -----------
                                                      --------------------------------------------------
                                                        2000       1999       1998      1997      1996
                                                      --------     -------    -----    ------     ------
Earnings:
Pretax income from continuing operations
  before cumulative effect of accounting
  changes(a)                                              684       1,038     756       (35)        72

Minority interests in consolidated subsidiaries             -           -       -         -         (1)

Unconsolidated affiliates' interests,
  net(a)                                                  (13)        (12)    (10)       (3)        (6)

Interest expense(a)                                       190         218     291       290        310

Interest portion of net rent expense(a)                    87          90     105       118        116
                                                      --------     -------   -----    -------    -------

Earnings available for fixed charges                      948       1,334   1,142       370        491
                                                     ========     =======  ======    =======    =======

Fixed Charges:
Interest Expense(a)                                       190        218      291       290        310

Interest portion of net rent expense(a)                    87         90      105       118        116
                                                      --------     -------  -------   ------    --------

Total Fixed Charges                                       277        308      396       408        426
                                                      ========     ======= ========   =======    =======

Ratio of Earnings to Fixed
  Charges(b)(c)                                         3.42x      4.33x    2.88x     0.91x      1.15x
  Included in earnings for the years 1996 through 1997 are certain allocations related to overhead costs and interest expense from PepsiCo. For purposes of these ratios, earnings are calculated by adding to (subtracting from) pretax income from continuing operations before income taxes and cumulative effect of accounting changes the following: fixed charges, excluding capitalized interest; (minority interests in consolidated subsidiaries); (equity income (loss) from unconsolidated affiliates); and distributed income from unconsolidated affiliates. Fixed charges consist of interest on borrowings, the allocation of PepsiCo's interest expense for years 1996-1997 and that portion of rental expense that approximates interest.

  Included the impact of unusual items of $204 million ($129 million after-tax) in 2000, $51 million ($29 million after-tax) in 1999, $15 million ($3 million after-tax) in 1998, $184 million ($165 million after-tax) in 1997, and $246 million ($189 million after-tax) in 1996. Excluding the impact of such charges, the ratio of earnings to fixed charges would have been 4.16x, 4.49x, 2.92x, 1.36x, and 1.73x for the fiscal years ended 2000, 1999, 1998, 1997, and 1996, respectively.

  For the fiscal year December 27, 1997, earnings were insufficient to cover fixed charges by approximately $38 million. Earnings in 1997 includes a charge of $530 million ($425 million after-tax) taken in the fourth quarter to refocus our business.

Exhibit 21.1

SUBSIDIARIES OF TRICON
AS OF DECEMBER 31, 2000 (1)

Name of Subsidiary	State or Country of Incorporation

A & M Food Services, Inc.	Nevada
Calny, Inc.	Delaware
Changsha KFC Co., Ltd.	China
Chengdu KFC	China
Chongqing KFC Co., Ltd.	China
Dalian Kentucky Fried Chicken Co., Ltd.	China
El KrAm, Inc	Iowa
Glenharney Insurance Company	Vermont
Guangdong KFC Co., Ltd.	China
Hangzhou KFC	China
Kentucky Fried Chicken (Great Britain) Limited	United Kingdom
Kentucky Fried Chicken Beijing Co., Ltd.	China
Kentucky Fried Chicken Corporate Holdings Ltd.	Delaware
Kentucky Fried Chicken Corporation	Delaware
Kentucky Fried Chicken de Mexico, S.A. de C.V.	Mexico
Kentucky Fried Chicken Espana, S.L.	Spain
Kentucky Fried Chicken Global B.V.	Netherlands
Kentucky Fried Chicken International Holdings, Inc.	Delaware
Kentucky Fried Chicken Japan Ltd.	Japan
Kentucky Fried Chicken of California, Inc.	Delaware
Kentucky Fried Chicken Worldwide B.V.	Netherlands
KFC Corporation	Delaware
KFC Enterprises, Inc.	Delaware
KFC France SAS	France
KFC International (Thailand) Ltd.	Thailand
KFC Management Pte. Ltd.	Singapore
KFC National Management Company	Delaware
KFC of America, Inc.	California
KFC Pty. Ltd.	Australia
KFCC/TRICON Holdings Ltd.	Canada
Nanjing KFC Co. Ltd.	China
PCNZ Investments Ltd.	Mauritius
PCNZ Ltd.	Mauritius
PepsiCo Eurasia Limited	Delaware
PHM de Mexico S.A. de C.V.	Mexico
Pizza Belgium B.V.B.A.	Belgium
Pizza France S.N.C.	France
Pizza Hut (U.K.) Ltd.	United Kingdom
Pizza Hut International (UK) Ltd.	United Kingdom
Pizza Hut International, LLC	Delaware
Pizza Hut Korea Co., Ltd.	Korea
Pizza Hut Mexicana S.A. de C.V.	Mexico
Pizza Hut of America, Inc.	Delaware
Pizza Hut Singapore Pte. Ltd.	Singapore
Pizza Hut West, Inc.	California
Pizza Hut, Inc.	California
Pizza Huts of the Northwest, Inc.	Minnesota
Pizza Management, Inc.	Texas
Priszm Brandz LP	Canada
Qingdao Kentucky Fried Chicken Co. Ltd.	China
Red Raider Pizza Company	Delaware
Restaurant Holdings Ltd.	United Kingdom
SEPSA S.N.C.	France
Shanghai Kentucky Fried Chicken	China
Shanghai Pizza Hut Co. Ltd.	China
Shenyang KFC Co., Ltd.	China
Shenzhen KFC Co., Ltd.	China
Spizza 30 S.A.S.	France
Suzhou KFC	China
Taco Bell Corp.	California
Taco Bell of America, Inc.	Delaware
Taco Bell of California, Inc.	California
Taco Caliente, Inc.	Arizona
Taco Del Sur, Inc.	Georgia
Taco Enterprises, Inc.	Michigan
TB Holdings	California
TBLD Corp.	California
Tenga Taco, Inc.	Florida
Tianjin KFC Co.	China
Tricon Aviation Services, Inc.	Delaware
Tricon (China) Investment Company, Ltd.	China
Tricon (Shanghai) Consulting Co., Ltd.	China
Tricon Franchise (Canada) LP	Canada
Tricon Global Restaurants (Canada), Inc.	Canada
Tricon Global Restaurants S.A. de C.V.	Mexico
Tricon International Participations S.a.r.l.	Luxembourg
Tricon Restaurant Services Group, Inc.	Delaware
TRICON Restaurants (Taiwan) Co., Ltd.	Taiwan
TRICON Restaurants Australia Pty Ltd.	Australia
Tricon Restaurants International (India) Pvt. Ltd.	India
Tricon Restaurants International Ltd. & Co. K.G.	Germany
Tricon Restaurants International, Inc.	Delaware
Tricon Restaurants International, Ltd.	Cayman Islands
Tricon Restaurants International (PR), Inc.	Cayman Islands
Tricon Restaurants Poland Sp.Zo.o.	Poland
Tricon Restaurants South Africa Pty. Ltd.	South Africa
Tricon Singapore Holdings Pte. Ltd.	Singapore
Upper Midwest Pizza Hut, Inc.	Delaware
Wuhan KFC Co. Ltd.	China
Wuxi KFC Co., Ltd.	China
Xiamen - KFC Co., Ltd.	China

Note:

(1)  This Schedule lists the entities that were active subsidiaries of Tricon as of December 31, 2000. Omitted from the above list are the insignificant or inactive subsidiaries, owned directly or indirectly by the registrant, which, if considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.

Exhibit 23.1

Consent of Independent Auditors

The Board of Directors
TRICON Global Restaurants, Inc.:

We consent to incorporation by reference in the registration statements listed below of our report dated February 13, 2001, except as to Note 18 which is as of February 14, 2001 and Note 21 which is as of March 9, 2001, relating to the consolidated balance sheets of TRICON Global Restaurants, Inc. and Subsidiaries as of December 30, 2000 and December 25, 1999, and the related consolidated statements of income, cash flows and shareholders' deficit and comprehensive income for each of the years in the three-year period ended December 30, 2000, which report appears in the December 30, 2000 annual report on Form 10-K of TRICON Global Restaurants, Inc.:

Description                                                    Registration Statement Number

Form S-3
TRICON Global Restaurants, Inc. YUM Direct                     333-46242

Form S-3/A
$2,000,000,000 Debt Securities                                 333-42969

Form S-8
Restaurant Deferred Compensation Plan                          333-36877, 333-32050
TRICON Long Term Savings Program                               333-36893, 333-32048
TRICON Long Term Incentive Plan                                333-36895, 333-85073, 333-32046
Executive Income Deferral Program                              333-36955
Sharepower Stock Option Plan                                   333-36961
Tricon Restaurants Puerto Rico, Inc. Save-up Plan              333-85069
Tricon Global Restaurants, Inc. Restaurant General
  Manager Stock Option Plan                                    333-64547
Tricon Global Restaurants, Inc. Long Term Incentive Plan       333-32052

/s/ KPMG LLP
Louisville, Kentucky
March 28, 2001