Form 10-K/A
period 2000-12-30
TRICON GLOBAL RESTAURANTS INC
filed 2001-04-05
CIK 1041061

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

      THE PURPOSE OF THIS AMENDMENT IS TO ADD PART II, ITEM 9 AND PART III, ITEMS 10 THROUGH 13 OF THIS FORM 10-K/A WHICH WERE INADVERTENTLY OMITTED FROM THE ORIGINAL FILING. ITEM 9 INDICATES NO CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. ITEMS 10 THROUGH 13 MERELY INCORPORATE BY REFERENCE INFORMATION FROM THE COMPANY'S 2001 DEFINITIVE PROXY STATEMENT WHICH HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. A CURRENT CONSENT OF KPMG LLP, INDEPENDENT AUDITORS IS BEING FILED AS EXHIBIT 23.1 TO THIS FORM 10-K/A.

Signature

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf, by the undersigned, thereunto duly authorized.

TRICON GLOBAL RESTAURANTS, INC.
(Registrant)

Date: April 4, 2001

By: /s/ Brent A. Woodford
Name: Brent A. Woodford
Title: Vice President and Controller

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

Item 9.         Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10.         Directors and Executive Officers of the Registrant.

     Information regarding directors is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 30, 2000.

     Information regarding executive officers of the Company is included in Part I.

Item 11.        Executive Compensation.

     Information regarding executive compensation is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 30, 2000. Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" contained in the Company's definitive proxy statement shall not be deemed to be incorporated by reference in this Form 10-K, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 30, 2000.

Item 13.        Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 30, 2000.

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
80

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

82

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

83

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
April 4, 2001