Form 10-Q
period 2001-03-24
TRICON GLOBAL RESTAURANTS INC
filed 2001-05-07
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 24, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ×   No

     The number of shares outstanding of the Registrant’s Common Stock as of May 1, 2001 was 146,909,857 shares.

TRICON GLOBAL RESTAURANTS, INC.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions, except per share data - unaudited)

                                                      12 Weeks Ended
                                                 -------------------------
                                                  3/24/01        3/18/00
                                                 -----------    ----------
Revenues
Company sales                                    $   1,326      $   1,425
Franchise and license fees                             180            172
                                                 -----------    ----------
                                                     1,506          1,597
                                                 -----------    ----------
Costs and Expenses, net
Company restaurants
  Food and paper                                       410            441
  Payroll and employee benefits                        371            410
  Occupancy and other operating expenses               359            373
                                                 -----------    ----------
                                                     1,140          1,224
General and administrative expenses                    190            181
Other (income) expense                                  (4)            (7)
Facility actions net (gain) loss                         2            (47)
Unusual items                                            2              4
                                                 -----------    ----------
Total costs and expenses, net                        1,330          1,355
                                                 -----------    ----------
Operating Profit                                       176            242
Interest expense, net                                   39             41
                                                 -----------    ----------
Income Before Income Taxes                             137            201
Income Tax Provision                                    49             81
                                                 -----------    ----------
Net Income                                       $      88      $     120
                                                 ===========    ==========
Basic Earnings Per Common Share                  $    0.60      $    0.81
                                                 ===========    ==========
Diluted Earnings Per Common Share                $    0.59      $    0.80
                                                 ===========    ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions - unaudited)

                                                                       12 Weeks Ended
                                                                -------------------------
                                                                  3/24/01       3/18/00
                                                                ----------     ----------
Cash Flows - Operating Activities
Net income                                                      $     88       $    120
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                     73             82
    Facility actions net (gain) loss                                   2            (47)
    Other liabilities and deferred credits                           (14)           (36)
    Deferred income taxes                                            (14)           (14)
    Other non-cash charges and credits, net                           13             18
Changes in operating working capital, excluding
  effects of acquisitions and dispositions:
    Accounts and notes receivable                                     44           (194)
    Inventories                                                       (1)           (75)
    Prepaid expenses and other current assets                        (20)           (16)
    Accounts payable and other current liabilities                   (52)            77
    Income taxes payable                                              26             67
                                                                ----------     ----------
    Net change in operating working capital                           (3)          (141)
                                                                ----------     ----------
Net Cash Provided by (Used In) Operating Activities                  145            (18)
                                                                ----------     ----------
Cash Flows - Investing Activities
Capital spending                                                     (94)           (68)
Proceeds from refranchising of restaurants                            14             83
Acquisition of restaurants                                           (49)             -
AmeriServe funding, net                                                -            (31)
Short-term investments                                               (15)           (75)
Sales of property, plant and equipment                                15              6
Other, net                                                           (11)           (15)
                                                                ----------     ----------
Net Cash Used In Investing Activities                               (140)          (100)
                                                                ----------     ----------
Cash Flows - Financing Activities
Revolving Credit Facility activity, by original maturity
  Three months or less, net                                            3            200
Proceeds from long-term debt                                           -              1
Payments of long-term debt                                            (2)           (36)
Short-term borrowings-three months or less, net                       19             90
Repurchase shares of common stock                                    (10)          (138)
Other, net                                                            10             14
                                                                ----------     ----------
Net Cash Provided by Financing Activities                             20            131
                                                                ----------     ----------
Net Increase in Cash and Cash Equivalents                             25             13
Cash and Cash Equivalents - Beginning of Period                      133             89
                                                                ----------     ----------
Cash and Cash Equivalents - End of Period                       $    158       $    102
                                                                ==========     ==========

-----------------------------------------------------------------------------------------
Supplemental Cash Flow Information
   Interest paid                                                $     40       $     32
   Income taxes paid                                                  16             23
Significant Non-Cash Investing and Financing Activities
  Issuance of promissory note to acquire
   an unconsolidated affiliate                                  $      -       $     25
  Assumption of liabilities in connection with an acquisition         36              -
  Contribution of non-cash net assets to
   an unconsolidated affiliate                                        23              -

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions)

                                                            3/24/01       12/30/00
                                                          -----------    -----------
                                                          (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                 $    158       $     133
Short-term investments, at cost                                 77              63
Accounts and notes receivable, less allowance:
   $92 in 2001 and $82 in 2000                                 256             302
Inventories                                                     48              47
Prepaid expenses and other current assets                      107              68
Deferred income taxes                                           78              75
                                                          -----------    -----------
         Total Current Assets                                  724             688

Property, Plant and Equipment, net                           2,554           2,540
Intangible Assets, net                                         456             419
Investments in Unconsolidated Affiliates                       248             257
Other Assets                                                   320             245
                                                          -----------    -----------
         Total Assets                                     $  4,302       $   4,149
                                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and other current liabilities            $    967       $     978
Income taxes payable                                           173             148
Short-term borrowings                                          101              90
                                                          -----------    -----------
         Total Current Liabilities                           1,241           1,216

Long-term Debt                                               2,427           2,397
Other Liabilities and Deferred Credits                         847             848
Deferred Income Taxes                                            1              10
                                                          -----------    -----------
         Total Liabilities                                   4,516           4,471
                                                          -----------    -----------

Shareholders' Deficit
Preferred stock, no par value, 250 shares authorized;
   no shares issued                                              -               -
Common stock, no par value, 750 shares authorized;
   147 shares issued in both 2001 and 2000                   1,139           1,133
Accumulated deficit                                         (1,190)         (1,278)
Accumulated other comprehensive income                        (163)           (177)
                                                          -----------    -----------
         Total Shareholders' Deficit                          (214)           (322)
                                                          -----------    -----------
           Total Liabilities and Shareholders' Deficit    $  4,302       $   4,149
                                                          ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)
(Unaudited)

  Financial Statement Presentation

  We have prepared our accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K/A for the fiscal year ended December 30, 2000 ("2000 Form 10-K"). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Financial Statements included in the 2000 Form 10-K.

  Our Financial Statements include TRICON Global Restaurants, Inc. and its wholly owned subsidiaries (collectively referred to as "TRICON" or the "Company"). The Financial Statements include our worldwide operations of KFC, Pizza Hut and Taco Bell. References to TRICON throughout these notes to Financial Statements are made using the first person notations of "we," "us" or "our."

  Our preparation of the Financial Statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Financial Statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

  In our opinion, the accompanying unaudited Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with our 2000 Form 10-K, our financial position as of March 24, 2001, and the results of our operations and cash flows for the 12 weeks ended March 24, 2001 and March 18, 2000. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

  Derivative Financial Instruments

  Effective December 31, 2000, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in results of operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recorded in results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is also recognized in results of operations immediately. The cumulative effect of adoption of SFAS 133 was not significant.

  Interest Rates

  We enter into interest rate swaps, collars and forward rate agreements with the objective of reducing our exposure to interest rate risk for a portion of our debt. At March 24, 2001 and December 30, 2000 we had outstanding pay-variable interest rate swaps with notional amounts of $350 million. These swaps have been designated as fair value hedges of a portion of our fixed-rate debt and have been determined to be completely effective in offsetting the changes in the fair value of that debt due to interest rate fluctuations. The fair value of these swaps as of March 24, 2001 was approximately $40 million and has been included in Other Assets. The portion of this fair value which has not yet been recognized as a reduction to interest expense (approximately $33 million at March 24, 2001) has been included in Long-term Debt.

  At March 24, 2001 and December 30, 2000, we also had outstanding pay-fixed interest rate swaps with notional amounts of $450 million. These swaps have been designated as cash flow hedges of a portion of our variable-rate debt and have been determined to be completely effective in offsetting the variability in cash flows associated with interest payments on that debt due to interest rate fluctuations. In connection with our issuance of $850 million additional fixed-rate debt subsequent to quarter end (see Note 6), we entered into treasury locks to hedge the risk of changes in future interest payments attributable to changes in the benchmark interest rate prior to issuance of this debt. These treasury locks, whose notional amounts totaled $500 million, were designated and highly effective in offsetting the variability in cash flows associated with the future interest payments on the portion of the debt that was hedged.

  Foreign Exchange

  We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency receivables and payables, the majority of which are intercompany in nature. The notional amount and maturity dates of these contracts match those of the underlying receivables or payables. We also enter into foreign currency forward contracts to reduce our cash flow volatility associated with certain forecasted foreign currency denominated royalties. These forward contracts have historically been short-term in nature, with termination dates matching forecasted settlement dates of the receivables or payables or cash receipts from royalties within the next twelve months. For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item, both of which are based on forward rates. No ineffectiveness was recognized for the twelve weeks ended March 24, 2001 for those foreign currency forward contracts designated as cash flow hedges.

  Commodities

  We also utilize on a limited basis commodity futures and options contracts to mitigate our exposure to commodity price fluctuations over the next twelve months. Those contracts have not been designated as hedges under SFAS 133. Open commodity future and options contracts and deferred gains and losses are not significant as of March 24, 2001, nor were they significant as of the adoption of SFAS 133 on December 31, 2000.

  As of March 24, 2001, we had a net deferred gain associated with cash flow hedges of approximately $2 million. Of this amount, we estimate that a net gain of approximately $6 million will be reclassified into earnings through March 24, 2002, with a net loss of approximately $4 million reclassified into earnings from March 24, 2002 through 2011.

  The following table summarizes activity in accumulated other comprehensive income related to derivatives held by the Company during the period from December 31, 2000 through March 24, 2001:

           Cumulative effect of adopting SFAS 133     $      -
         Changes in fair value of derivatives              6
         Gains reclassified from OCI                      (4)
                                                    ----------
         Accumulated derivative gain                $      2
                                                    ==========
  Earnings Per Common Share ("EPS")

                                                     12 Weeks Ended
                                                 ------------------------
                                                  3/24/01       3/18/00
                                                 ----------    ----------
 Net income                                      $     88      $    120
                                                 ==========    ==========
 Basic EPS:
 Weighted-average common shares outstanding           147           149
                                                 ==========    ==========
 Basic EPS                                       $   0.60      $   0.81
                                                 ==========    ==========
 Diluted EPS:
 Weighted-average common shares outstanding           147           149
 Shares assumed issued on exercise of dilutive
   share equivalents                                   26            18
 Shares assumed purchased with proceeds of
   dilutive share equivalents                         (23)          (16)
                                                 ----------    ----------
 Shares applicable to diluted earnings                150           151
                                                 ==========    ==========
 Diluted EPS                                     $   0.59      $   0.80
                                                 ==========    ==========

  Unexercised employee stock options to purchase approximately 4.2 million and 9.8 million shares of our Common Stock for the 12 weeks ended March 24, 2001 and March 18, 2000, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the 12 weeks ended March 24, 2001 and March 18, 2000, respectively.

  Comprehensive Income

  Comprehensive income was as follows:

                                                         12 Weeks Ended
                                                   ------------------------
                                                    3/24/01       3/18/00
                                                   ----------    ----------
Net income                                         $     88      $    120
Foreign currency translation adjustment arising
   during the period                                      9            (1)
Reclassification of foreign currency translation
   adjustment                                             3             -
Derivative net gain (See Note 2)                          2             -
                                                   ----------    ----------
Total comprehensive income                         $    102      $    119
                                                   ==========    ==========

  Items Affecting Comparability of Net Income

  Facility Actions Net (Gain) Loss

  Facility actions net (gain) loss consists of the following three components, which are described in our 2000 Form 10-K:

    Refranchising (gains) losses,
    Store closure costs (credits) and
    Impairment of long-lived assets for restaurants we intend to continue to use in the business and restaurants we intend to close beyond the quarter in which the closure decision is made.
                                                          12 Weeks Ended
                                                 ------------------------------
                                                   3/24/01          3/18/00
                                                 -------------    -------------
 Refranchising (gains) losses(a)                 $      (4)       $     (47)
 Store closure costs (credits)                           2               (1)
 Impairment charges for stores that
   will continue to be used in the business              1                -
 Impairment charges for stores to be closed
   in the future                                         3                1
                                                 -------------    -------------
 Facility actions net (gain) loss                $       2        $     (47)
                                                 =============    =============

 United States                                   $       8        $     (43)
 International                                          (6)              (4)
                                                 -------------    -------------
                                                 $       2        $     (47)
                                                 =============    =============
 After-tax net (gain)                            $      (1)       $     (26)
                                                 =============    =============
    Includes initial franchise fees of $2 million and $5 million for the 12 weeks ended March 24, 2001 and March 18, 2000, respectively.

  The following table summarizes Company sales and restaurant margin for the first quarter related to stores held for disposal at March 24, 2001 or disposed of through refranchising or closure during 2001 and 2000. Restaurant margin represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses. These amounts do not include the impact of Company stores that have been contributed to unconsolidated affiliates.

                                                                            12 Weeks Ended
                                                                   ------------------------------
                                                                     3/24/01          3/18/00
                                                                   -------------    -------------
    Stores held for disposal at March 24, 2001 or disposed of in
    2001:
         Sales                                                     $      10        $      23
         Restaurant margin                                                 -                3

    Stores disposed of in 2000:
         Sales                                                                      $     139
         Restaurant margin                                                                 18

  Unusual Items

  Unusual items of $2 million ($1 million after-tax) for the first quarter of 2001 primarily included additional costs of defending certain wage and hour litigation. See Note 8 for a discussion of the wage and hour litigation.

  Unusual items of $4 million ($2 million after-tax) for the first quarter of 2000 primarily included direct incremental costs incurred by TRICON as a result of AmeriServe Food Distribution, Inc.'s ("AmeriServe") bankruptcy reorganization process, which are more fully discussed in our 2000 Form 10-K, and additional costs of defending certain wage and hour litigation.

  Debt

  Our primary bank credit agreement, as amended, is comprised of a senior unsecured Term Loan Facility and a $3 billion senior unsecured Revolving Credit Facility (collectively referred to as the "Credit Facilities") both of which mature on October 2, 2002. Amounts outstanding under our Revolving Credit Facility are expected to fluctuate, but reductions in our Term Loan Facility may not be reborrowed.

  At March 24, 2001, we had unused Revolving Credit Facility borrowings available aggregating $1.8 billion, net of outstanding letters of credit of $189 million. At March 24, 2001, the weighted average interest rate on our Credit Facilities was 6.1%, which included the effects of the associated interest rate swaps.

  As more fully discussed in Note 2, long-term debt increased approximately $33 million as a result of the adoption of SFAS 133.

  Interest expense on short-term borrowings and long-term debt was $42 million and $45 million for the 12 weeks ended March 24, 2001 and March 18, 2000, respectively. As more fully discussed in the 2000 Form 10-K, interest expense on incremental borrowings related to the AmeriServe bankruptcy reorganization process was included in unusual items for 2000.

  In 1997, we filed a shelf registration statement with the Securities and Exchange Commission with respect to offerings of up to $2 billion of senior unsecured debt (the "Registration Statement"). In April 2001, we issued $200 million of 8.5% Senior Unsecured Notes due April 15, 2006 and $650 million of 8.875% Senior Unsecured Notes due April 15, 2011 under the Registration Statement (collectively referred to as the "Notes"). The net proceeds from the issuance of the Notes, were used to reduce amounts outstanding under the Credit Facilities. Interest is payable April 15 and October 15 commencing on October 15, 2001. In anticipation of the issuance of the Notes, we entered into $500 million in treasury locks (See Note 2). Concurrent with the issuance of the Notes, the treasury locks were settled at an insignificant loss. To the extent the treasury locks were effective in accordance with SFAS 133, this loss will be amortized to interest expense over the life of the Notes.

  Reportable Operating Segments

                                                                     Revenues
                                                          ----------------------------
                                                                12 Weeks Ended
                                                          ----------------------------
                                                            3/24/01         3/18/00
                                                          ------------    ------------
         United States                                    $   1,070       $   1,162
         International                                          436             435
                                                          ------------    ------------
                                                          $   1,506       $   1,597
                                                          ============    ============
                                                          Operating Profit; Interest
                                                                 Expense, Net;
                                                           And Income Before Income
                                                                     Taxes
                                                          ----------------------------
                                                                12 Weeks Ended
                                                          ----------------------------
                                                            3/24/01         3/18/00
                                                          ------------    ------------
         United States                                    $     140       $     156
         International(a)                                        74              75
         Foreign exchange net loss                               (1)              -
         Unallocated and corporate expenses                     (33)            (32)
         Facility actions net gain (loss)                        (2)             47
         Unusual items                                           (2)             (4)
                                                          ------------    ------------
         Total Operating Profit                                 176             242
         Interest expense, net                                   39              41
                                                          ------------    ------------
         Income before income taxes                       $     137       $     201
                                                          ============    ============
                                                              Identifiable Assets
                                                          ----------------------------
                                                            3/24/01        12/30/00
                                                          ------------    ------------
         United States                                    $   2,420       $   2,400
         International(b)                                     1,629           1,501
         Corporate(c)                                           253             248
                                                          ------------    ------------
                                                          $   4,302       $   4,149
                                                          ============    ============
                                                            Long-Lived Assets(d)
                                                          ----------------------------
                                                            3/24/01        12/30/00
                                                          ------------    ------------
         United States                                    $   2,089       $   2,101
         International                                          888             828
         Corporate                                               33              30
                                                          ------------    ------------
                                                          $   3,010       $   2,959
                                                          ============    ============
    Includes equity income of unconsolidated affiliates of $5 million and $7 million for the 12 weeks ended March 24, 2001, and March 18, 2000, respectively.
    Includes investments in unconsolidated affiliates of $248 million and $257 million as of March 24, 2001 and December 30, 2000, respectively.
    Primarily includes accounts receivable arising from the AmeriServe bankruptcy reorganization process, as further discussed in Note 8, Property, Plant and Equipment related to our office facilities, fair value of derivative instruments and restricted cash.
    Includes Property, Plant and Equipment, net and Intangible Assets, net.

  Commitments and Contingencies

  AmeriServe Bankruptcy Reorganization Process

  We and our franchisees and licensees are dependent on frequent replenishment of food and paper supplies required by our restaurants. We and a large number of our franchisees and licensees operate under multi-year contracts, which have now been assumed by McLane Company, Inc. ("McLane"), which required the use of AmeriServe to purchase and make deliveries of most of these supplies. AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2000. A plan of reorganization for AmeriServe (the "POR") was approved by the U.S. Bankruptcy Court on November 28, 2000.

  During the AmeriServe bankruptcy reorganization process, we took a number of actions to ensure continued supply to our restaurant system. These actions resulted in a total net expense of $170 million in 2000, which was recorded as unusual items. We incurred no incremental net expense in connection with the AmeriServe bankruptcy reorganization process and POR during the first quarter of 2001. Moreover, based upon the actions contemplated by the POR which have been completed to date and other currently available information, we believe the ultimate cost of the AmeriServe bankruptcy reorganization process will not materially exceed the amounts already provided through the end of 2000.

  Under the terms of the POR, TRICON is entitled to proceeds from the liquidation of AmeriServe's remaining inventory, accounts receivable and certain other assets (the "Residual Assets"). We have currently estimated these proceeds, net of recoveries to date, to be approximately $65 million which we have recorded as a receivable from the AmeriServe bankruptcy estate. We expect that these proceeds will be primarily realized over the remainder of 2001.

  The POR also grants TRICON a priority right to proceeds (up to a maximum of $220 million) from certain litigation claims and causes of action held by the AmeriServe bankruptcy estate, including certain avoidance and preference actions. We expect that any such proceeds, the ultimate potential amounts of which are not yet reasonably estimable, will be primarily realized over the next twelve to twenty-four months. These recoveries will be recorded as unusual items as they are realized.

  During the bankruptcy reorganization process, to help ensure that our supply chain remained open, we purchased supplies directly from suppliers for use in our restaurants, as well as for resale to our franchisees and licensees who previously purchased supplies from AmeriServe (the "Temporary Direct Purchase Program" or "TDPP"). Operations under the TDPP ceased on November 30, 2000, the date on which McLane purchased AmeriServe's U.S. distribution business. At March 24, 2001, our remaining receivables from franchisees and licensees for sales of supplies under the TDPP were approximately $8 million, net of related allowances for doubtful accounts. The Company intends to vigorously pursue collection of these receivables.

  Other Commitments and Contingencies

  Contingent Liabilities

  We were directly or indirectly contingently liable in the amounts of $399 million and $401 million at March 24, 2001 and December 30, 2000, respectively, for certain lease assignments and guarantees. At March 24, 2001, $324 million represented contingent liabilities to lessors as a result of assigning our interest in and obligations under real estate leases as a condition to the refranchising of Company restaurants and the contribution of certain Company restaurants to unconsolidated affiliates. The $324 million represented the present value of the minimum payments of the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $490 million. The remaining amounts of the contingent liabilities primarily relate to our guarantees to support financial arrangements of certain unconsolidated affiliates and franchisees. The contingent liabilities related to financial arrangements of franchisees include partial guarantees of franchisee loan pools originated primarily in connection with the Company's refranchising programs. In support of these guarantees, we have posted $22 million of letters of credit and $10 million in cash collateral. The cash collateral balance is included in Other Assets. Also, TRICON provides a standby letter of credit under which TRICON could potentially be required to fund a portion (up to $25 million) of one of the franchisee loan pools discussed above. Any such funding under the standby letter of credit would then be fully secured by franchisee loan collateral. Historically, when we have estimated probable exposures under these contingent liabilities, they have generally been charged to refranchising (gains) losses. No such charges have been recorded in the Financial Statements for the 12 weeks ended March 24, 2001 or March 18, 2000.

  Casualty Loss Programs and Estimates

  We are currently self-insured for a portion of our current and prior years' losses related to workers' compensation, general liability and automobile liability insurance programs (collectively, "casualty loss(es)") as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to certain maximum per occurrence or aggregate loss limits negotiated with our insurance carriers or to fully insure those risks.

  For fiscal years 2001 and 2000, we have bundled our risks for casualty losses, property losses and various other insurable risks into one risk pool with a single maximum loss limit. Losses in excess of the single maximum loss limit are covered under reinsurance agreements. Since all of these risks have been pooled and there are no per occurrence limits for individual claims, it is possible that we may experience increased volatility in property and casualty losses on a quarter to quarter basis. This would occur if a significant individual large loss is incurred either early in a program year or when the latest actuarial projection of losses for a program year is significantly below our maximum aggregate loss retention. A large loss is defined as a loss in excess of $2 million which was our predominant per occurrence casualty loss limit under our previous insurance program.

  We have accounted for our retained liabilities for casualty losses, including reported and incurred but not reported claims, based on information provided by our independent actuary. Actuarial valuations are performed and resulting adjustments to current and prior years' self-insured casualty losses, property losses and other insurable risks, are made in the second and fourth quarters of each fiscal year. We will continue to make adjustments both based on our actuary's periodic valuations as well as whenever there are significant changes in the expected costs of settling large claims that have occurred since the last actuarial valuation was performed. Due to the inherent volatility of our actuarially determined casualty loss estimates, it is reasonably possible that we could experience changes in estimated losses which could be material to our growth in net income in 2001. We believe that we have recorded our reserves for casualty losses at a level which has substantially mitigated the potential negative impact of adverse developments and/or volatility.

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

  On May 11, 1998, a purported class action lawsuit against Pizza Hut, Inc., and one of its franchisees, PacPizza, LLC, entitled Aguardo, et al. v. Pizza Hut, Inc., et al., ("Aguardo"), was filed in the Superior Court of the State of California of the County of San Francisco. The lawsuit was filed by three former Pizza Hut restaurant general managers purporting to represent approximately 1,300 current and former California restaurant general managers of Pizza Hut and PacPizza, LLC. The lawsuit alleges violations of state wage and hour laws involving unpaid overtime wages and vacation pay and seeks an unspecified amount in damages. On January 12, 2000, the Court certified a class of approximately 1,300 current and former restaurant general managers. The Court amended the class on June 1, 2000 to include approximately 150 additional current and former restaurant general managers. On May 2, 2001, the parties reached an agreement to settle this matter and entered into a stipulation of discontinuance of the case. This settlement agreement is subject to approval by the court of the terms and conditions of the agreement and notice to the class with an opportunity to object and be heard. We have previously provided for the costs of this settlement as unusual items.

  On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. ("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A trial date of November 2, 1999 was set. However, on November 1, 1999, the Court issued a proposed order postponing the trial and establishing a pre-trial claims process. The final order regarding the claims process was entered on January 14, 2000. Taco Bell moved for certification of an immediate appeal of the Court-ordered claims process and requested a stay of the proceedings. This motion was denied on February 8, 2000. Taco Bell appealed this decision to the Supreme Court of Oregon and the Court denied Taco Bell's Writ of Mandamus on March 21, 2000. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. A Court ordered pre-trial claims process went forward, and hearings were held for claimants employed or previously employed in selected Taco Bell restaurants. After the initial hearings, the damage claims hearings were discontinued. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. A number of procedural issues, including possible appeals, remain to determine the ultimate damages in this matter.

  We have provided for the estimated costs of the Bravo litigation, based on a projection of eligible claims (including claims filed to date, where applicable), the cost of each eligible claim, the estimated legal fees incurred by plaintiffs and the results of settlement negotiations in these and other wage and hour litigation matters. Although the outcome of this case cannot be determined at this time, we believe the ultimate cost of this case in excess of the amounts already provided will not be material to our annual results of operations, financial condition or cash flows. Any provisions have been recorded as unusual items.

  On October 2, 1996, a class action lawsuit against Taco Bell Corp., entitled Mynaf, et al. v. Taco Bell Corp., was filed in the Superior Court of the State of California of the County of Santa Clara. The lawsuit was filed by two former restaurant general managers and two former assistant restaurant general managers purporting to represent all current and former Taco Bell restaurant general managers and assistant restaurant general managers in California. The lawsuit alleged violations of California wage and hour laws involving unpaid overtime wages, and violations of the State Labor Code's record-keeping requirements. The complaint also included an unfair business practices claim. Plaintiffs claimed individual damages ranging from $10,000 to $100,000 each. On September 17, 1998, the court certified a class of approximately 3,000 current and former assistant restaurant general managers and restaurant general managers. Taco Bell petitioned the appellate court to review the trial court's certification order. The petition was denied on December 31, 1998. Taco Bell then filed a petition for review with the California Supreme Court, and the petition was subsequently denied. Class notices were mailed on August 31, 1999 to over 3,400 class members. Trial began on January 29, 2001. Before conclusion of the trial, the parties reached an agreement to settle this matter, and entered into a stipulation of discontinuance of the case. This settlement agreement is subject to approval by the court of the terms and conditions of the agreement and notice to the class with an opportunity to object and be heard. We have previously provided for the costs of this settlement as unusual items.

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

  Obligations to PepsiCo, Inc. After Spin-off

  In connection with the October 6, 1997 Spin-off from PepsiCo, Inc. ("PepsiCo") (the "Spin-off") we entered into separation and other related agreements (the "Separation Agreements"), governing the Spin-off transaction and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

  The Separation Agreements provided for, among other things, our assumption of all liabilities relating to the restaurant businesses, including California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo's Sandwich Shops, East Side Mario's and Hot 'n Now (collectively the "Non-core Businesses"), and our indemnification of PepsiCo with respect to these liabilities. We have included our best estimates of these liabilities in the accompanying Financial Statements. Subsequent to Spin-off, claims were made by certain Non-core Business franchisees and a purchaser of one of the businesses. To date, we have resolved these disputes within amounts previously recorded.

  In addition, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of March 24, 2001, PepsiCo remains liable for approximately $129 million related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

  Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through March 24, 2001, there have not been any determinations made by PepsiCo where we would have reached a different determination.

  We also agreed to certain restrictions on our actions to help ensure that the Spin-off maintained its tax-free status. These restrictions, which were generally applicable to the two-year period following October 6, 1997, included among other things, limitations on any liquidation, merger or consolidation with another company, certain issuances and redemptions of our Common Stock, our granting of stock options and our sale, refranchising, distribution or other disposition of assets. If we failed to abide by these restrictions or to obtain waivers from PepsiCo and, as a result, the Spin-off fails to qualify as a tax-free reorganization, we will be obligated to indemnify PepsiCo for any resulting tax liability, which could be substantial. No payments under these indemnities have been required or are expected to be required. Additionally, PepsiCo is entitled to the federal income tax benefits related to the exercise after the Spin-off of vested PepsiCo options held by our employees. We expense the payroll taxes related to the exercise of these options as incurred.

  Share Repurchase Program

  In 1999, our Board of Directors authorized the repurchase of up to $350 million, excluding applicable transaction fees, of our outstanding Common Stock. During the first quarter of 2000, we repurchased approximately 3.9 million shares for $138 million at an average price per share of approximately $36. This Share Repurchase Program was completed in the second quarter of 2000. In total for 2000, we repurchased approximately 6.4 million shares for $216 million at an average share price of $34.

  In February 2001, our Board of Directors authorized a new Share Repurchase Program, which authorizes us to repurchase, over a two-year period, up to $300 million, excluding applicable transaction fees, of our outstanding Common Stock. During the first quarter of 2001, we repurchased approximately 263,000 shares for approximately $10 million at an average price per share of approximately $37. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions, at the discretion of the Company.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON," or the "Company") is comprised of the worldwide operations of KFC, Pizza Hut and Taco Bell (the "Concepts") and is the world's largest quick service restaurant ("QSR") company based on the number of system units. The following Management's Discussion and Analysis ("MD&A") should be read in conjunction with the unaudited Condensed Consolidated Financial Statements, the Cautionary Statements and our annual report on Form 10-K/A for the fiscal year ended December 30, 2000 ("2000 Form 10-K"). All Note references herein refer to the accompanying notes to the Condensed Consolidated Financial Statements ("Financial Statements").

Throughout MD&A, we make reference to ongoing operating profit which represents our operating profit excluding the impact of our facility actions net (gain) loss and unusual items. See Note 5 for a discussion of these exclusions. We use ongoing operating profit as a key performance measure of our results of operations for purposes of evaluating performance internally and as the base to forecast future performance. Ongoing operating profit is not a measure defined by accounting principles generally accepted in the U.S. and should not be considered in isolation or as a substitution for measures of performance in accordance with accounting principles generally accepted in the U.S.

Significant Known Events, Trends or Uncertainties Expected to Impact 2001 Comparisons with 2000

The following factors impacted comparability of operating performance for the quarter ended March 24, 2001 to the quarter ended March 18, 2000 or could impact comparisons for the remainder of 2001. Certain of these factors were previously discussed in our 2000 Form 10-K.

AmeriServe Bankruptcy Reorganization Process

See Note 8 and the 2000 Form 10-K for a discussion of the impact of the AmeriServe Food Distribution, Inc. ("AmeriServe") bankruptcy reorganization process on the Company.

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

Franchisee Financial Condition

Like others in the QSR industry, from time to time, some of our franchise operators experience financial difficulties with respect to their franchise operations. At present, certain of our franchise operators, principally in the Taco Bell system, are experiencing varying degrees of financial problems, primarily as a result of declining restaurant sales in the Taco Bell system, which we believe were exacerbated by the grocery product recalls of corn taco shells by Kraft in the fourth quarter of 2000.

Depending upon the facts and circumstances of each situation, and in the absence of an improvement in business trends, there are a number of potential resolutions of these financial issues. These include a sale of some or all of the operator's restaurants to us or a third party, a restructuring of the operator's business and/or finances, or, in the more unusual cases, bankruptcy of the operator. It is our practice to proactively work with financially troubled franchise operators in an attempt to positively resolve their issues.

In the fourth quarter of 2000, Taco Bell established a $15 million loan program for those franchisees in need of assistance due to the recent sales declines in the Taco Bell system. All fundings had been advanced by the end of the first quarter of 2001, and the resulting notes receivable are included in Other Assets. In total, this program has aided approximately 85 franchisees covering approximately 1,700 Taco Bell restaurants. Additionally, Taco Bell is in various stages of discussions with a number of Taco Bell franchisees, representing approximately 1,000 Taco Bell restaurants, and their lenders. We believe that many of these franchisees will require various types of business and/or financial restructuring. Through April 2001, restructurings have been completed for approximately 30% of these restaurants.

During the first quarter of 2001, TRICON charged an additional $7 million of expenses to ongoing operating profit principally related to allowances for doubtful franchise and license fee receivables. These costs were reported as general and administrative expenses. On an ongoing basis, we assess our exposure from franchise-related risks, which include estimated uncollectibility of accounts receivable related to franchise and license fees, contingent lease liabilities, guarantees to support certain third party financial arrangements with franchisees and potential claims by franchisees. The contingent lease liabilities and guarantees are more fully discussed in the Contingent Liabilities section of Note 8. Although the ultimate impact of these franchise financial issues cannot be predicted with certainty at this time, we have provided for our current estimate of the probable exposure to the Company as of March 24, 2001. It is reasonably possible that there will be additional costs which could be material to quarterly or annual results of operations, financial condition or cash flows.

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

Unusual Items

We had unusual items of $2 million ($1 million after-tax) and $4 million ($2 million after-tax) in the first quarter of 2001 and 2000, respectively. See Note 5 for a discussion of our unusual items.

Change in Casualty Loss Estimates

Due to the inherent volatility of our actuarially-determined casualty loss estimates, it is reasonably possible that we will experience changes in estimated losses which could be material to our growth in ongoing operating profit in 2001. See Note 8 for a discussion of our casualty loss programs.

Impact of New Unconsolidated Affiliates

Consistent with our strategy to focus our capital on key international markets, we formed new ventures in Canada and Poland with our largest franchisees in both markets. The venture in Canada was formed in the third quarter of 2000 and the venture in Poland was effective in the first quarter of 2001. The Canadian venture operates approximately 650 stores and the Poland venture operates approximately 100 stores. We did not record any gain or loss on the transfer of assets to these new ventures.

Previously, the results from the restaurants we contributed to these ventures were consolidated. The impact of these transactions on operating results is similar to the impact of our refranchising activities, which is described in the Store Portfolio Strategy section. Consequently, these transactions resulted in a decline in our Company sales, restaurant margin dollars and general and administrative expenses as well as higher franchise fees. We also record equity income (losses) from investments in unconsolidated affiliates ("equity income") and higher franchise fees in Canada since the royalty rate was increased for those stores contributed by our partner to the venture. The formation of these ventures did not have a significant impact on ongoing operating profit in the first quarter 2001.

Impact of the Consolidation of an Unconsolidated Affiliate

At the beginning of 2001, we consolidated a previously unconsolidated affiliate in our Financial Statements as a result of a change in our intent to temporarily retain control of this affiliate. This change resulted in higher Company sales, restaurant margin dollars and general and administrative expenses ("G&A") as well as decreased franchise fees and equity income.

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

The following table summarizes our refranchising activities:

                                                                         12 Weeks Ended
                                                                   --------------------------
                                                                     3/24/01       3/18/00
                                                                   -----------    -----------

Number of units refranchised                                              57            183
Refranchising proceeds, pre-tax                                    $      14      $      83
Refranchising gains (losses), pre-tax                              $       4      $      47

In addition to our refranchising program, we have been closing restaurants over the past several years. Restaurants closed include poor performing restaurants, restaurants that are relocated to a new site within the same trade area or U.S. Pizza Hut delivery units consolidated with a new or existing dine-in traditional store within the same trade area.

The following table summarizes Company store closure activities:

                                                                         12 Weeks Ended
                                                                   --------------------------
                                                                     3/24/01       3/18/00
                                                                   -----------    -----------
Number of units closed                                                    61             50
Store closure costs (credits)                                      $       2      $      (1)
Impairment charges for stores to be closed in the future           $       3      $       1

The impact on ongoing operating profit arising from our refranchising and store closure initiatives as well as the contribution of Company stores to new unconsolidated affiliates as described in the Impact of New Unconsolidated Affiliates section, represents the net of (a) the estimated reduction in Company sales, restaurant margin and G&A; (b) the estimated increase in franchise fees; and (c) the increase or decrease in equity income. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2000 and are no longer operated by us as of March 24, 2001.

The following table summarizes the estimated impact on revenue of refranchising, store closures and the contribution of Company stores to unconsolidated affiliates:

                                                       12 Weeks Ended 3/24/01
                                          -----------------------------------------------
                                             U.S.         International        Worldwide
                                          -----------    ----------------    ------------
Reduced sales                             $    (137)     $     (66)          $    (203)
Increased franchise fees                          6              4                  10
                                          -----------    ----------------    ------------
Reduction in total revenues               $    (131)     $     (62)          $    (193)
                                          ===========    ================    ============

The following table summarizes the estimated impact on ongoing operating profit of refranchising, store closures and the contribution of Company stores to unconsolidated affiliates:

                                                       12 Weeks Ended 3/24/01
                                          -----------------------------------------------
                                             U.S.         International        Worldwide
                                          -----------    ----------------    ------------
Decreased restaurant margin               $     (19)     $      (6)          $     (25)
Increased franchise fees                          6              4                  10
Decreased G&A                                     2              2                   4
Decreased equity income                           -             (3)                 (3)
                                          -----------    ----------------    ------------
Decrease in ongoing operating profit      $     (11)     $      (3)          $     (14)
                                          ===========    ================    ============

Worldwide Results of Operations

                                                 12 Weeks Ended
                                          ---------------------------
                                            3/24/01         3/18/00       % B(W)
                                          ------------   ------------   ---------
System sales(a)                           $    4,979     $    4,926         1
                                          ============   ============
Revenues
   Company sales                          $    1,326     $    1,425        (7)
   Franchise and license fees                    180            172         5
                                          ------------   ------------
Total Revenues                            $    1,506     $    1,597        (6)
                                          ============   ============
Company restaurant margin                 $      186     $      201        (7)
                                          ============   ============
% of Company sales                             14.1%          14.1%         -
                                          ============   ============
Ongoing operating profit                  $      180     $      199        (9)
Facility actions net gain (loss)                  (2)            47        NM
Unusual items                                     (2)            (4)       59
                                          ------------   ------------
Operating Profit                                 176            242       (27)
Interest expense, net                             39             41         3
Income Tax Provision                              49             81        39
                                          ------------   ------------
Net Income                                $       88     $      120       (27)
                                          ============   ============
Diluted Earnings Per Share                $     0.59     $     0.80       (27)
                                          ============   ============
  Represents combined sales of Company, unconsolidated affiliate, franchise and license restaurants.

Worldwide Restaurant Unit Activity

                                           Unconsolidated
                                 Company    Affiliates     Franchisees  Licensees    Total
                                ---------  --------------  -----------  ---------  ---------
 Balance at December 30, 2000     6,123       1,844           19,287      3,163     30,417
 Openings                           115          23              163         46        347
 Refranchising                      (57)         (6)              63          -          -
 Closures(a)                        (61)        (20)            (264)      (118)      (463)
 Other (b)                          141         (15)            (126)         -          -
                                ---------  --------------  -----------  ---------  ---------
 Balance at March 24, 2001        6,261       1,826           19,123      3,091     30,301
                                =========  ==============  ===========  =========  =========
 % of Total                       20.7%        6.0%            63.1%      10.2%     100.0%
  Includes 116 units closed by our Pizza Hut franchisee in Thailand.
  Includes 116 unconsolidated affiliate and 77 franchise stores acquired by the Company as well as 52 company stores and 41 franchise stores contributed to an unconsolidated affiliate.

Worldwide System Sales

System sales increased $53 million or 1%, after a 3% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, this increase was driven by new unit development, partially offset by store closures.

Worldwide Revenues

Company sales decreased $99 million or 7% in the first quarter, after a 2% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, the decline was primarily due to refranchising, the contribution of Company stores to new unconsolidated affiliates and store closures. These decreases were partially offset by new unit development and acquisitions of restaurants from unconsolidated affiliates and franchisees.

Franchise and license fees increased $8 million or 5%, after a 2% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, the increase was driven by units acquired from us and new unit development, partially offset by store closures.

Worldwide Company Restaurant Margin

                                                           12 Weeks Ended
                                                     --------------------------
                                                      3/24/01         3/18/00
                                                     ----------     -----------
Company sales                                          100.0%         100.0%
Food and paper                                          30.9           31.0
Payroll and employee benefits                           27.9           28.8
Occupancy and other operating expenses                  27.1           26.1
                                                     ----------     -----------
Restaurant margin                                       14.1%          14.1%
                                                     ==========     ===========

Restaurant margin as a percentage of sales in the quarter was flat as compared to the first quarter of 2000. The increase of approximately 10 basis points in U.S. restaurant margin was offset by a decrease of approximately 50 basis points in International restaurant margin.

Worldwide General and Administrative Expenses

G&A increased $9 million or 5% in the first quarter. The increase was primarily due to higher allowances for doubtful franchise and license fee receivables, principally at Taco Bell, as more fully discussed in the Franchisee Financial Condition Section. These costs were partially offset by the favorable impact of refranchising and the formation of new unconsolidated affiliates.

Worldwide Other (Income) Expense

                                          12 Weeks Ended
                                     -------------------------
                                      3/24/01        3/18/00        % B(W)
                                     ----------     ----------    -----------
Equity income                        $    (5)       $    (7)           (29)
Foreign exchange net loss                  1              -             NM
                                     ----------     ----------
Other (income) expense               $    (4)       $    (7)           (43)
                                     ==========     ==========

The decline in equity income was primarily due to losses from our unconsolidated affiliate in Canada and the acquisition of one of our unconsolidated affiliates. These declines were partially offset by improved operating results by our unconsolidated affiliate in the United Kingdom.

Worldwide Facility Actions Net (Gain) Loss

We recorded facility actions net loss of $2 million for the 12 weeks ended March 24, 2001 and facility actions net gain of $47 million for the 12 weeks ended March 18, 2000. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 5 for a summary of facility actions net (gain) loss.

Worldwide Ongoing Operating Profit

                                          12 Weeks Ended
                                     -------------------------
                                      3/24/01        3/18/00        % B(W)
                                     ----------     ----------    -----------

United States                        $    140       $    156          (10)
International                              74             75           (1)
Foreign exchange net loss                  (1)             -           NM
Unallocated and corporate expenses        (33)           (32)          (2)
                                     ----------     ----------
Ongoing operating profit             $    180       $    199           (9)
                                     ==========     ==========

U.S. and International ongoing operating profit for the first quarter of 2001 are discussed in the respective sections.

Worldwide Interest Expense, Net

                                         12 Weeks Ended
                                     -------------------------
                                      3/24/01        3/18/00        % B(W)
                                     ----------    ----------     ----------
Interest expense                     $     42       $     45            7
Interest income                            (3)            (4)         (45)
                                     ----------     ----------
Interest expense, net                $     39       $     41            3
                                     ==========     ==========

The decrease in our net interest expense compared to the first quarter of 2000 was primarily due to a decrease in the average interest rates on variable rate debt.

Worldwide Income Taxes

                                         12 Weeks Ended
                                     ----------------------
                                      3/24/01     3/18/00
                                     ----------  ----------
  Reported
    Income taxes                     $    49     $      81
    Effective tax rate                 35.6%         40.1%
  Ongoing(a)
    Income taxes                     $    53     $      62
    Effective tax rate                 37.3%         39.0%
  Excludes the effects of facility actions net (gain) loss and unusual items. See Note 5 for a discussion of these items.

The decrease in our ongoing effective tax rate is primarily due to adjustments relating to prior years and a reduction in the tax on our international operations resulting from the benefit of claiming available foreign tax credits for taxes to be paid in 2001 against our U.S. income tax liability. This decrease was partially offset by an unfavorable change in the mix of our earnings.

Diluted Earnings Per Share

The components of diluted earnings per common share were as follows:

                                        12 Weeks Ended(a)
                                     -----------------------
                                      3/24/01     3/18/00
                                     ----------  -----------
Ongoing operating earnings           $   0.59    $    0.64
Facility actions net gain                0.01         0.18
Unusual items                           (0.01)       (0.02)
                                     ----------  -----------
Net income                           $   0.59    $    0.80
                                     ==========  ===========
  All computations were based on diluted shares of 150 million and 151 million for the 12 weeks ended March 24, 2001 and March 18, 2000, respectively.

U.S. Results of Operations

                                          12 Weeks Ended
                                     -------------------------
                                      3/24/01        3/18/00       % B(W)
                                     -----------    ----------    -----------

System sales                         $   3,229      $   3,205          1
                                     ===========    ==========

Revenues
   Company sales                     $     952      $   1,047         (9)
   Franchise and license fees              118            115          3
                                     -----------    ----------
Total Revenues                       $   1,070      $   1,162         (8)
                                     ===========    ==========
Company restaurant margin            $     131      $     144         (9)
                                     ===========    ==========
% of Company sales                       13.8%          13.7%      0.1 ppts.
                                     ===========    ==========
Ongoing operating profit             $     140      $     156        (10)
                                     ===========    ==========

U.S. Restaurant Unit Activity

                                 Company    Franchisees    Licensees       Total
                                ---------   -----------   -----------   ---------
 Balance at December 30, 2000     4,302       12,862         2,873        20,037
 Openings                            41           61            45           147
 Closures                           (51)        (104)         (104)         (259)
                                 ---------   -----------   -----------   ---------
 Balance at March 24, 2001        4,292       12,819         2,814        19,925
                                =========   ===========   ===========   =========
 % of Total                       21.6%        64.3%         14.1%        100.0%

U.S. System Sales

System sales increased $24 million or 1%. This increase was driven by new unit development, partially offset by store closures and same store sales declines at Taco Bell.

U.S. Revenues

Company sales decreased $95 million or 9% in the first quarter. As expected, the decline was primarily due to the impact of refranchising and store closures, partially offset by new unit development.

Blended Company same store sales for our three Concepts were flat for the first quarter. An increase in average guest check was offset by transaction declines. Same store sales at Pizza Hut increased 3%. Approximately 2% of the increase was due to a higher average guest check and 1% due to an increase in transactions. Same store sales at KFC increased 2%, primarily due to increased transactions. Same store sales at Taco Bell decreased 6%. Transaction declines of 10% were partially offset by an increase in the average guest check.

Franchise and license fees grew $3 million or 3%. The increase was driven by units acquired from us and new unit development, partially offset by franchisee same store sales declines and store closures.

U.S. Company Restaurant Margin

                                               12 Weeks Ended
                                         ---------------------------
                                          3/24/01         3/18/00
                                         -----------     -----------
Company sales                              100.0%          100.0%
Food and paper                              28.6            29.1
Payroll and employee benefits               31.0            31.7
Occupancy and other operating expenses      26.6            25.5
                                         -----------     -----------
Restaurant margin                           13.8%           13.7%
                                         ===========     ===========

Restaurant margin as a percentage of sales increased approximately 10 basis points in the quarter as compared to the first quarter of 2000. This increase was primarily attributable to favorable pricing and product mix as well as favorable labor and commodities costs. The labor favorability was primarily due to a non-recurring charge in 2000. These increases were partially offset by higher occupancy and other costs, primarily utilities and advertising, as well as volume declines at Taco Bell.

U.S. Ongoing Operating Profit

Ongoing operating profit decreased $16 million or 10% in the quarter. The decline was primarily due to the unfavorable impact of expenses related to allowances for doubtful franchise and license fee receivables, principally at Taco Bell, refranchising and store closures. These decreases were partially offset by Company new unit development.

International Results of Operations

                                          12 Weeks Ended
                                     --------------------------
                                      3/24/01        3/18/00            % B(W)
                                     -----------    -----------     ---------------
System sales                         $   1,750      $   1,721             2
                                     ===========    ===========
Revenues
   Company sales                     $     374      $     378            (1)
   Franchise and license fees               62             57             9
                                     -----------    -----------
Total Revenues                       $     436      $     435             -
                                     ===========    ===========
Company restaurant margin            $      55      $      57            (4)
                                     ===========    ===========
% of Company sales                       14.7%          15.2%          (0.5)ppts.
                                     ===========    ===========
Ongoing operating profit             $      74      $      75            (1)
                                     ===========    ===========

International Restaurant Unit Activity

                                             Unconsolidated
                                 Company      Affiliates      Franchisees   Licensees    Total
                                ----------   --------------   -----------   ---------   ---------
 Balance at December 30, 2000      1,821            1,844         6,425        290       10,380
 Openings                             74               23           102          1          200
 Refranchising                       (57)              (6)           63          -            -
 Closures(a)                         (10)             (20)         (160)       (14)        (204)
 Other(b)                            141              (15)         (126)         -            -
                                ----------    -------------   -----------   ---------   ---------
 Balance at March 24, 2001         1,969            1,826         6,304        277       10,376
                                ==========   ==============   ===========   =========   =========
 % of Total                       19.0%              17.6%         60.7%       2.7%       100.0%
  Includes 116 units closed by our Pizza Hut franchisee in Thailand.
  Includes 116 unconsolidated affiliate and 77 franchise stores acquired by the Company as well as 52 company stores and 41 franchise stores contributed to an unconsolidated affiliate.

International System Sales

System sales increased $29 million or 2%, after a 7% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, this increase was driven by new unit development and same store sales growth, partially offset by store closures. We experienced local currency system sales growth in key markets including China, Japan, Korea, Mexico and the United Kingdom.

International Revenues

Company sales decreased $4 million or 1% in the first quarter, after a 7% unfavorable impact from foreign currency translation. Excluding the impact from foreign currency translation, the increase was due to new unit development and acquisitions of restaurants from unconsolidated affiliates and franchisees. These increases were partially offset by the contribution of Company stores to new unconsolidated affiliates and refranchising.

Franchise and license fees increased approximately $5 million or 9%, after a 7% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, the increase was driven by new unit development, units acquired from us and franchisee same store sales growth. These increases were partially offset by store closures.

International Company Restaurant Margin

                                                       12 Weeks Ended
                                                  --------------------------
                                                   3/24/01        3/18/00
                                                  -----------    -----------
Company sales                                       100.0%         100.0%
Food and paper                                       36.7           36.1
Payroll and employee benefits                        20.0           20.7
Occupancy and other operating expenses               28.6           28.0
                                                  -----------    -----------
Restaurant margin                                    14.7%          15.2%
                                                  ===========    ===========

Restaurant margin as a percent of sales decreased approximately 50 basis points in the quarter as compared to the first quarter of 2000. This decrease was primarily attributable to higher operating costs in certain markets, the impact of acquiring lower margin stores and new unit start-up costs. These decreases were partially offset by the favorable impact from the formation of new unconsolidated affiliates and refranchising as well as volume increases.

International Ongoing Operating Profit

Ongoing operating profit decreased $1 million or 1% in the quarter, after an 8% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, the increase in ongoing operating profit from new unit development and same store sales growth was partially offset by the unfavorable impact of refranchising, spending on strategic initiatives and acquisition of restaurants.

Consolidated Cash Flows

Net cash provided by (used in) operating activities increased $163 million to $145 million. The increase was primarily due to a $63 million reduction in receivables related to the AmeriServe bankruptcy reorganization process versus a net use of $64 million working capital related to the AmeriServe bankruptcy reorganization process in the first quarter of 2000. Excluding the impact of AmeriServe, our operating working capital reflects a net use of $66 million in 2001 versus a net use of $77 million in 2000.

Net cash used in investing activities was $140 million compared to net cash used of $100 million in the first quarter of 2000. The increase in cash used in investing activities was primarily due to lower gross refranchising proceeds as a result of selling fewer restaurants in 2001 versus 2000, the acquisition of 77 restaurants in Taiwan and higher capital spending. These items were partially offset by a smaller increase in short-term investments versus 2000.

Net cash provided by financing activities was $20 million in the first quarter of 2001 compared to $131 million in the first quarter of 2000. The decline was primarily due to a reduction in borrowings under our Revolving Credit Facility, partially offset by lower common stock repurchases.

As more fully discussed in Note 9, we repurchased 3.9 million shares of our Common Stock for approximately $138 million, under the Share Repurchase Program authorized in 1999, in the first quarter of 2000. This Program was completed in 2000. In February 2001, our Board of Directors authorized a new Share Repurchase Program. During the first quarter of 2001, we repurchased 263,000 shares for approximately $10 million under this Program. Cumulatively, through May 1, 2001, we have repurchased approximately 518,000 shares for approximately $19 million.

Financing Activities

Our primary bank credit agreement, as amended, is comprised of a senior, unsecured Term Loan Facility and a $3 billion senior unsecured Revolving Credit Facility (collectively referred to as the "Credit Facilities"), both of which mature on October 2, 2002. Amounts outstanding under our Revolving Credit Facility are expected to fluctuate, but Term Loan Facility reductions may not be reborrowed. At March 24, 2001, we had unused Revolving Credit Facility borrowings available aggregating $1.8 billion, net of outstanding letters of credit of $189 million. We believe we will be able to replace or refinance the remaining Credit Facilities prior to maturity with new borrowings which will reflect the market conditions or terms available at that time.

The Credit Facilities subject us to significant interest expense and principal repayment obligations, which are limited in the near term, to prepayment events as defined in the credit agreement. Interest on the Credit Facilities is based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin factor as defined in the credit agreement. Therefore, our future borrowing costs may fluctuate depending upon the volatility in LIBOR. We currently mitigate a portion of our interest rate risk through the use of derivative financial instruments. See Note 2 and our market risk discussion for further discussions of our interest rate risk.

As more fully discussed in Note 6, we issued $850 million of unsecured Notes in April 2001. The issuance included $200 million of 8.5% Senior Unsecured Notes due April 15, 2006 and $650 million of 8.875% Senior Unsecured Notes due April 15, 2011. We used the proceeds, net of issuance costs, to reduce amounts outstanding under the Credit Facilities.

Consolidated Financial Condition

Assets increased $153 million or 4% to $4.3 billion. The increase is primarily attributable to increased capital spending, the acquisition of restaurants in Taiwan and the recording of the fair value of derivatives due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). See Note 2 for a discussion of the adoption of SFAS 133.

Liabilities increased $45 million or 1% to $4.5 billion. The increase was primarily due to adjustments related to the adoption of SFAS 133 and increases in income taxes payable.

Excluding the impact of the AmeriServe bankruptcy reorganization process, our working capital deficit decreased 6% to approximately $723 million at March 24, 2001 from $769 million at December 30, 2000. Our working capital deficit, which excludes cash, short-term investments and short-term borrowings, is typical of restaurant operations where the majority of sales are for cash while payables to suppliers carry payment terms generally ranging from 10-30 days. The decline from year-end 2000 was primarily due to a seasonal increase in prepaid expenses and an increase in accounts receivable partially offset by an increase in income taxes payable.

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

At March 24, 2001, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $19 million in annual income before income taxes. The estimated reduction is based upon the unhedged portion of our variable rate debt and assumes no change in the volume or composition of debt at March 24, 2001. In addition, the fair value of our interest rate derivative contracts would increase approximately $19 million in value to us, and the fair value of our Senior Unsecured Notes would decrease approximately $24 million. Fair value was determined by discounting the projected cash flows.

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

Company risks and uncertainties include, but are not limited to potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo, Inc.; our substantial debt leverage and the attendant potential restriction on our ability to borrow in the future, as well as our substantial interest expense and principal repayment obligations; our ability to replace or refinance the Credit Facilities at reasonable rates; potential unfavorable variances between estimated and actual liabilities including the liabilities related to the sale of the non-core businesses; the substantial dependence on our key distributor of restaurant products and equipment in the United States and our ability to ensure adequate supply of restaurant products and equipment in our stores; our ability to complete our Euro conversion plans or the ability of our key suppliers to be Euro-compliant; the ongoing financial viability of our franchisees and licensees; volatility of actuarially determined casualty loss estimates and adoption of new or changes in accounting policies and practices.

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

Independent Accountants' Review Report

The Board of Directors
TRICON Global Restaurants, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") as of March 24, 2001 and the related condensed consolidated statements of income and cash flows for the twelve weeks ended March 24, 2001 and March 18, 2000. These condensed consolidated financial statements are the responsibility of TRICON's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TRICON as of December 30, 2000, and the related consolidated statements of income, cash flows and shareholders' deficit and comprehensive income for the year then ended not presented herein; and in our report dated February 13, 2001, except as to Note 18 which is as of February 14, 2001 and Note 21 which is as of March 9, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
Louisville, Kentucky
May 1, 2001, except as to Note 8
   which is as of May 2, 2001

PART II - Other Information and Signatures

Item 1.     Legal Proceedings.

Information regarding legal proceedings is incorporated by reference from Note 8 to the Company's Condensed Consolidated
Financial Statements set forth in Part I of this report.

Item 6.         Exhibits and Reports on Form 8-K

(a)      Exhibit Index
EXHIBITS

Exhibit 12      Computation of Ratio of Earnings to Fixed Charges
Exhibit 15      Letter from KPMG LLP regarding Unaudited Interim
                       Financial Information (Accountants' Acknowledgment)

(b)      Reports on Form 8-K
We filed a Current Report on Form 8-K dated February 15, 2001 attaching our fourth quarter and fiscal year ended December 30, 2000 earnings release dated February 14, 2001.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

TRICON GLOBAL RESTAURANTS, INC. (Registrant)

Date: May 7, 2001	/s/ Brent A. Woodford Vice President and Controller (Principal Accounting Officer)

EXHIBIT 12

TRICON Global Restaurants, Inc.
Ratio of Earnings to Fixed Charges Years Ended 2000-1996
and 12 Weeks Ended March 24, 2001 and March 18, 2000
(in millions except ratio amounts)

                                             53
                                           Weeks    ------- 52 Weeks   ------       12 Weeks Ended
                                           -------------------------------------   ----------------
                                            2000    1999    1998    1997    1996   3/24/01  3/18/00
                                           ------  ------  ------  ------  ------  -------  -------
Earnings:
Pretax income from continuing operations
  before cumulative effect of accounting
  changes(a)                                684    1,038     756     (35)    72      137      201

Minorities interests in consolidated
  subsidiaries                                -        -       -       -     (1)       -        -

Unconsolidated affiliates' interests,
  net(a)                                    (13)     (12)    (10)     (3)    (6)      (4)      (7)

Interest expense(a)                         190      218     291     290    310       42       45

Interest portion of net rent expense(a)      87       90     105     118    116       19       19
                                           ------  ------  ------  ------   ------ -------  -------

Earnings available for fixed charges        948    1,334   1,142     370    491      194      258
                                           ======  ======  ======  ======  ======  =======  =======

Fixed Charges:
Interest Expense(a)                         190      218     291     290    310       42       45

Interest portion of net rent expense(a)      87       90     105     118    116       19       19
                                           ------  ------  ------  ------  ------  -------  -------

Total Fixed Charges                         277      308     396     408    426       61       64
                                           ======  ======  ======  ======  ======  =======  =======
Ratio of Earnings to Fixed
  Charges(b)(c)                            3.42x    4.33x   2.88x   0.91x  1.15x    3.18x    4.03x
  Included in earnings for the years 1996 and 1997 are certain allocations related to overhead costs and interest expense from PepsiCo. For purposes of these ratios, earnings are calculated by adding to (subtracting from) pretax income from continuing operations before income taxes and cumulative effect of accounting changes the following: fixed charges, excluding capitalized interest; (minority interests in consolidated subsidiaries); (equity income (loss) from unconsolidated affiliates); and distributed income from unconsolidated affiliates. Fixed charges consist of interest on borrowings, the allocation of PepsiCo's interest expense for years 1996-1997 and that portion of rental expense that approximates interest.

  Included the impact of unusual items of $2 million ($1 million after-tax) and $4 million ($2 million after-tax) for the 12 weeks ended March 24, 2001 and March 18, 2000, respectively. The full year impact was $204 million ($129 million after-tax) in 2000, $51 million ($29 million after-tax) in 1999, $15 million ($3 million after-tax) in 1998, $184 million ($165 million after-tax) in 1997 and $246 million ($189 million after-tax) in 1996. Excluding the impact of the unusual items, the ratio of earnings to fixed charges would have been 3.21x and 4.09x for the 12 weeks ended March 24, 2001 and March 18, 2000, respectively, and 4.16x, 4.49x, 2.92x, 1.36x and 1.73x for the fiscal years ended 2000, 1999, 1998, 1997 and 1996, respectively.

  For the fiscal year December 27, 1997, earnings were insufficient to cover fixed charges by approximately $38 million. Earnings in 1997 includes a charge of $530 million ($425 million after-tax) taken in the fourth quarter to refocus our business.

EXHIBIT 15

Accountants' Acknowledgment

The Board of Directors
TRICON Global Restaurants, Inc.:

We hereby acknowledge our awareness of the use of our report dated May 1, 2001, except as to Note 8 which is as of May 2, 2001, included within the Quarterly Report on Form 10-Q of TRICON Global Restaurants, Inc. for the twelve weeks ended March 24, 2001, and incorporated by reference in the following Registration Statements:

Description	Registration Statement Number

Forms S-3 and S-3/A
YUM Direct Stock Purchase Program	333-46242
$2,000,000 Debt Securities	333-42969
Form S-8s
Tricon Restaurants Puerto Rico, Inc. Save-Up Plan	333-85069
Restaurant Deferred Compensation Plan	333-36877, 333-32050
Executive Income Deferral Program	333-36955
TRICON Long-Term Incentive Plan	333-36895, 333-85073, 333-32046
SharePower Stock Option Plan	333-36961
TRICON Long-Term Savings Program	333-36893, 333-32048
Tricon Global Restaurants, Inc. Restaurant General Manager Stock Option Plan	333-64547
Tricon Global Restaurants, Inc. Long Term Incentive Plan	333-32052

Pursuant to Rule 436(c) of the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

/s/ KPMG LLP
Louisville, Kentucky
May 7, 2001