Form 10-Q
period 2001-06-16
TRICON GLOBAL RESTAURANTS INC
filed 2001-07-30
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 16, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ×   No

     The number of shares outstanding of the Registrant’s Common Stock as of July 25, 2001 was 147,217,984 shares.

TRICON GLOBAL RESTAURANTS, INC.

INDEX

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions, except per share data - unaudited)

                                                 12 Weeks Ended                24 Weeks Ended
                                            --------------------------    --------------------------
                                             6/16/01        6/10/00        6/16/01        6/10/00
                                            -----------    -----------    -----------    -----------

Revenues
Company sales                               $   1,416      $   1,480      $   2,742      $   2,905
Franchise and license fees                        189            176            369            348
                                            -----------    -----------    -----------    -----------
                                                1,605          1,656          3,111          3,253
                                            -----------    -----------    -----------    -----------
Costs and Expenses, net
Company restaurants
  Food and paper                                  442            449            852            890
  Payroll and employee benefits                   390            407            761            817
  Occupancy and other operating expenses          378            387            737            760
                                            -----------    -----------    -----------    -----------
                                                1,210          1,243          2,350          2,467
General and administrative expenses               207            195            397            376
Other (income) expense                             (5)            (8)            (9)           (15)
Facility actions net (gain)                       (18)           (66)           (16)          (113)
Unusual items                                      (4)            72             (2)            76
                                            -----------    -----------    -----------    -----------
Total costs and expenses, net                   1,390          1,436          2,720          2,791
                                            -----------    -----------    -----------    -----------

Operating Profit                                  215            220            391            462
Interest expense, net                              37             41             76             82
                                            -----------    -----------    -----------    -----------

Income Before Income Taxes                        178            179            315            380

Income Tax Provision                               62             73            111            154
                                            -----------    -----------    -----------    -----------

Net Income                                  $     116      $     106      $     204      $     226
                                            ===========    ===========    ===========    ===========

Basic Earnings Per Common Share             $    0.79      $    0.72      $    1.39      $    1.53
                                            ===========    ===========    ===========    ===========

Diluted Earnings Per Common Share           $    0.76      $    0.71      $    1.35      $    1.50
                                            ===========    ===========    ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions - unaudited)

                                                                  24 Weeks Ended
                                                             ------------------------
                                                              6/16/01       6/10/00
                                                             -----------   ----------
Cash Flows - Operating Activities
Net Income                                                   $    204      $    226
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                 158           163
    Facility actions net (gain)                                   (16)         (113)
    Unusual items                                                  (6)           67
    Other liabilities and deferred credits                        (40)           (9)
    Deferred income taxes                                         (24)          (23)
    Other non-cash charges and credits, net                        13            26
Changes in operating working capital, excluding
   effects of acquisitions and dispositions:
    Accounts and notes receivable                                  60          (262)
    Inventories                                                    (5)          (66)
    Prepaid expenses and other current assets                     (12)           (9)
    Accounts payable and other current liabilities                (94)           60
    Income taxes payable                                           64            55
                                                             -----------   ----------
    Net change in operating working capital                        13          (222)
                                                             -----------   ----------
Net Cash Provided by Operating Activities                         302           115
                                                             -----------   ----------
Cash Flows - Investing Activities
Capital spending                                                 (203)         (186)
Proceeds from refranchising of restaurants                         62           210
Acquisition of restaurants                                       (102)            -
AmeriServe funding, net                                             -           (15)
Short-term investments                                            (11)          (15)
Sales of property, plant and equipment                             16            27
Other, net                                                         28            (9)
                                                             -----------   ----------
Net Cash (Used In) Provided by Investing Activities              (210)           12
                                                             -----------   ----------
Cash Flows - Financing Activities
Proceeds from Senior Unsecured Notes                              842             -
Revolving Credit Facility activity, by original maturity
  Three months or less, net                                      (682)          185
Proceeds from long-term debt                                        1             2
Repayments of long-term debt                                     (252)          (39)
Short-term borrowings-three months or less, net                    60            (9)
Repurchase shares of common stock                                 (21)         (216)
Other, net                                                         10            20
                                                             -----------   ----------
Net Cash Used In Financing Activities                             (42)          (57)
                                                             -----------   ----------
Effect of Exchange Rate on Cash and Cash Equivalents                -            (2)
                                                             -----------   ----------
Net Increase in Cash and Cash Equivalents                          50            68
Cash and Cash Equivalents - Beginning of Period                   133            89
                                                             -----------   ----------
Cash and Cash Equivalents - End of Period                    $    183      $    157
                                                             ===========   ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions)

                                                                6/16/01        12/30/00
                                                              ------------    -----------
                                                              (unnaudited)
ASSETS
Current Assets
Cash and cash equivalents                                     $      183      $     133
Short-term investments, at cost                                       75             63
Accounts and notes receivable, less allowance: $89 in 2001
   and $82 in 2000                                                   239            302
Inventories                                                           54             47
Prepaid expenses and other current assets                             99             68
Deferred income taxes                                                 78             75
                                                              ------------    -----------
        Total Current Assets                                         728            688

Property, Plant and Equipment, net                                 2,622          2,540
Intangible Assets, net                                               456            419
Investments in Unconsolidated Affiliates                             226            257
Other Assets                                                         325            245
                                                              ------------    -----------

        Total Assets                                          $    4,357      $   4,149
                                                              ============    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and other current liabilities                $      927      $     978
Income taxes payable                                                 210            148
Short-term borrowings                                                158             90
                                                              ------------    -----------
        Total Current Liabilities                                  1,295          1,216

Long-term Debt                                                     2,342          2,397
Other Liabilities and Deferred Credits                               837            848
Deferred Income Taxes                                                  -             10
                                                              ------------    -----------
         Total Liabilities                                         4,474          4,471
                                                              ------------    -----------

Shareholders' Deficit
Preferred stock, no par value, 250 shares authorized;
   no shares issued                                                    -              -
Common stock, no par value, 750 shares authorized;
   147 shares issued in both 2001 and 2000                         1,136          1,133
Accumulated deficit                                               (1,074)        (1,278)
Accumulated other comprehensive income                              (179)          (177)
                                                              ------------    -----------
        Total Shareholders' Deficit                                 (117)          (322)
                                                              ------------    -----------
           Total Liabilities and Shareholders' Deficit        $    4,357      $   4,149
                                                              ============    ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)
(Unaudited)

  Financial Statement Presentation

  We have prepared our accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K/A for the fiscal year ended December 30, 2000 ("2000 Form 10-K"). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Consolidated Financial Statements included in the 2000 Form 10-K.

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

  In our opinion, the accompanying unaudited Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with our 2000 Form 10-K, our financial position as of June 16, 2001, and the results of our operations for the 12 and 24 weeks ended June 16, 2001 and June 10, 2000 and cash flows for the 24 weeks ended June 16, 2001 and June 10, 2000. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

  Derivative Financial Instruments

  Effective December 31, 2000, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recorded in the results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is also recognized in the results of operations immediately. The cumulative effect of adoption of SFAS 133 was insignificant.

  Interest Rates

  We enter into interest rate swaps, collars and forward rate agreements with the objective of reducing our exposure to interest rate risk for a portion of our debt. At June 16, 2001 and December 30, 2000 we had outstanding pay-variable interest rate swaps with notional amounts of $350 million. These swaps have been designated as fair value hedges of a portion of our fixed-rate debt and have been determined to be completely effective in offsetting the changes in the fair value of that debt due to interest rate fluctuations. The fair value of these swaps as of June 16, 2001 was approximately $31 million and has been included in Other Assets. The portion of this fair value which has not yet been recognized as a reduction to interest expense (approximately $30 million at June 16, 2001) has been included in Long-term Debt.

  At June 16, 2001 and December 30, 2000, we also had outstanding pay-fixed interest rate swaps with notional amounts of $100 million and $450 million, respectively. These swaps have been designated as cash flow hedges of a portion of our variable-rate debt and have been determined to be completely effective in offsetting the variability in cash flows associated with interest payments on that debt due to interest rate fluctuations. In connection with our issuance of $850 million additional fixed-rate debt during the 12 weeks ended June 16, 2001 (see Note 7), we entered into treasury locks to hedge the risk of changes in future interest payments attributable to changes in the benchmark interest rate prior to issuance of this debt. These treasury locks, whose notional amounts totaled $500 million, were designated and effective in offsetting the variability in cash flows associated with the future interest payments on the portion of the debt that was hedged. Thus, the insignificant loss at which these treasury locks were settled will be recognized as an increase to interest expense on the debt through 2011.

  Foreign Exchange

  We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated financial instruments, the majority of which are intercompany short term receivables and payables. The notional amount and maturity dates of these contracts match those of the underlying receivables or payables. We also enter into foreign currency forward contracts to reduce our cash flow volatility associated with certain forecasted foreign currency denominated royalties. These forward contracts have historically been short-term in nature, with termination dates matching forecasted settlement dates of the receivables or payables or cash receipts from royalties within the next twelve months. For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item, both of which are based on forward rates. No ineffectiveness was recognized for the 12 and 24 weeks ended June 16, 2001 for those foreign currency forward contracts designated as cash flow hedges.

  Commodities

  We also utilize on a limited basis commodity futures and options contracts to mitigate our exposure to commodity price fluctuations over the next twelve months. Those contracts have not been designated as hedges under SFAS 133. Open commodity future and options contracts are not significant as of June 16, 2001, nor were they significant as of the adoption of SFAS 133 on December 31, 2000.

  As of June 16, 2001, we had a net deferred loss associated with cash flow hedges that was less than $1 million, net of tax. Of this amount, we estimate that a net after-tax gain of approximately $1 million will be reclassified into earnings through June 16, 2002, with a net after-tax loss of approximately $2 million reclassified into earnings from June 16, 2002 through 2011.

  The following table summarizes activity in accumulated other comprehensive income related to derivatives, net of tax, held by the Company during the 12 and 24 weeks ended June 16, 2001:

                                                       12 Weeks Ended      24 Weeks Ended
                                                         6/16/01            6/16/01
                                                     --------------    ----------------
Accumulated derivative gain, beginning of period     $        2        $        -
Changes in fair value of derivatives                         (1)                5
Gains reclassified from OCI                                  (1)               (5)
                                                     --------------    ----------------
Accumulated derivative gain, end of period           $        -        $        -
                                                     ==============    ================
  New Accounting Pronouncements Not Yet Adopted

  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

  In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. SFAS 142 is effective for fiscal year 2002.

  The Company's business combinations have historically consisted primarily of acquiring restaurants from our franchisees and have been accounted for using the purchase method of accounting. The primary intangible asset to which we have historically allocated value in these business combinations is reacquired franchise rights. We have not yet determined if these reacquired franchise rights meet the criteria of SFAS 141 in order to be recognized separately from goodwill. We have also not yet determined, in the event that reacquired franchise rights are determined to be a separable asset from goodwill, if these reacquired franchise rights have an indefinite life as defined by SFAS 142. Until these determinations are made, it is not practicable to reasonably estimate the impact of adopting SFAS 141 and SFAS 142 on the Company's Consolidated Financial Statements.

  Earnings Per Common Share ("EPS")

                                                   12 Weeks Ended          24 Weeks Ended
                                               ----------------------  ----------------------
                                                6/16/01     6/10/00     6/16/01     6/10/00
                                               ----------  ----------  ----------  ----------
Net income                                     $    116    $    106    $    204    $    226
                                               ==========  ==========  ==========  ==========
Basic EPS:
Weighted-average common shares outstanding          147         147         147         148
                                               ==========  ==========  ==========  ==========
Basic EPS                                      $   0.79    $   0.72    $   1.39    $   1.53
                                               ==========  ==========  ==========  ==========
Diluted EPS:
Weighted-average common shares outstanding          147         147         147         148
Shares assumed issued on exercise of dilutive
   share equivalents                                 27          21          27          20
Shares assumed purchased with proceeds of
   dilutive share equivalents                       (22)        (19)        (23)        (18)
                                               ----------  ----------  ----------  ----------
Shares applicable to diluted earnings               152         149         151         150
                                               ==========  ==========  ==========  ==========
Diluted EPS                                    $   0.76    $   0.71    $   1.35    $   1.50
                                               ==========  ==========  ==========  ==========

  Unexercised employee stock options to purchase approximately 3.2 million and 3.7 million shares of our Common Stock for the 12 and 24 weeks ended June 16, 2001, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the 12 and 24 weeks ended June 16, 2001.

  Unexercised employee stock options to purchase approximately 9.4 million and 9.6 million shares of our Common Stock for the 12 and 24 weeks ended June 10, 2000, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the 12 and 24 weeks ended June 10, 2000.

  Comprehensive Income

  Comprehensive income was as follows:

                                                         12 Weeks Ended          24 Weeks Ended
                                                  -----------------------  ------------------------
                                                   6/16/01     6/10/00      6/16/01     6/10/00
                                                  ----------  -----------  ----------  -----------

Net income                                        $     116   $     106    $    204    $     226
Foreign currency translation adjustment arising
  during the period                                     (14)        (15)         (5)         (16)
Reclassification of foreign currency translation
  adjustment                                              -           -           3            -
Changes in fair value of derivatives                     (1)          -           5            -
Reclassification of derivative gains to net income       (1)          -          (5)           -
                                                  ----------  -----------  ----------  -----------
Total comprehensive income                        $     100   $      91    $    202    $     210
                                                  ==========  ===========  ==========  ===========

  Items Affecting Comparability of Net Income

  Facility Actions Net (Gain)

  Facility actions net (gain) consists of the following three components, which are described in our 2000 Form 10-K:

    Refranchising (gains) losses,
    Store closure costs (credits) and
    Impairment of long-lived assets for restaurants we intend to continue to use in the business and restaurants we intend to close beyond the quarter in which the closure decision is made.
                                                        12 Weeks Ended         24 Weeks Ended
                                                   --------------------  ----------------------
                                                    6/16/01    6/10/00    6/16/01    6/10/00
                                                   ---------  ---------  ---------  -----------
Refranchising (gains) losses(a)                    $   (31)   $   (74)   $   (35)   $    (121)
Store closure costs                                      4          4          6            3
Impairment charges for stores that will continue
   to be used in the business                            8          4          9            4
Impairment charges for stores to be closed               1          -          4            1
                                                   ---------  ---------  ---------  -----------
Facility actions net (gain)                        $   (18)   $   (66)   $   (16)   $    (113)
                                                   =========  =========  =========  ===========

United States                                      $   (24)   $   (69)   $   (16)   $    (112)
International                                            6          3          -           (1)
                                                   ---------  ---------  ---------  -----------
                                                   $   (18)   $   (66)   $   (16)   $    (113)
                                                   =========  =========  =========  ===========

After-tax net (gain)                               $    (3)   $   (39)   $    (4)   $     (65)
                                                   =========  =========  =========  ===========
    Includes initial franchise fees of $1 million and $7 million for the 12 weeks ended June 16, 2001 and June 10, 2000, respectively, and $3 million and $12 million for the 24 weeks ended June 16, 2001 and June 10, 2000, respectively.

  The following table summarizes Company sales and restaurant margin for the quarter and year-to-date related to stores held for disposal at June 16, 2001 or disposed of through refranchising or closure during 2001 and 2000. Restaurant margin represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses. These amounts do not include the impact of Company stores that have been contributed to unconsolidated affiliates.

                                                      12 Weeks Ended         24 Weeks Ended
                                                ----------------------  ----------------------
                                                  6/16/01     6/10/00     6/16/01     6/10/00
                                                ----------  ----------  ----------  ----------
Stores held for disposal at June 16, 2001 or
disposed of in 2001:
   Sales                                        $    18     $    50      $    55    $   100
   Restaurant margin                                  2           7            6         15

Stores disposed of in 2000:
   Sales                                                    $   108                 $   248
   Restaurant margin                                             15                      34

  Unusual Items

  Unusual net credits of $4 million ($2 million after-tax) and $2 million ($1 million after-tax) for the second quarter and year-to-date of 2001 primarily included settlement of certain wage and hour litigation for amounts less than previously estimated, net of costs to defend this litigation.

  Unusual net charges of $72 million ($46 million after-tax) and $76 million ($49 million after-tax) for the second quarter and year-to-date of 2000 primarily included costs related to AmeriServe Food Distribution, Inc.'s ("AmeriServe") bankruptcy reorganization process, which are more fully discussed in our 2000 Form 10-K, and costs to defend certain wage and hour litigation.

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

  At June 16, 2001, we had unused Revolving Credit Facility borrowings available aggregating $2.45 billion, net of outstanding letters of credit of $192 million. At June 16, 2001, the weighted average interest rate on our Credit Facilities was 5.5%, which included the effects of associated interest rate swaps.

  As more fully discussed in Note 2, long-term debt increased approximately $30 million from December 30, 2000 as a result of the adoption of SFAS 133.

  Interest expense on short-term borrowings and long-term debt was $42 million and $44 million for the 12 weeks ended June 16, 2001 and June 10, 2000, respectively, and $84 million and $89 million for the 24 weeks ended June 16, 2001 and June 10, 2000, respectively. As more fully discussed in the 2000 Form 10-K, interest expense on incremental borrowings related to the AmeriServe bankruptcy reorganization process was included in unusual items for 2000.

  In April 2001, we issued $200 million of 8.5% Senior Unsecured Notes due April 15, 2006 and $650 million of 8.875% Senior Unsecured Notes (collectively referred to as the "Notes") due April 15, 2011 under a shelf registration statement previously filed with the Securities and Exchange Commission, which is more fully discussed in the 2000 Form 10-K. The net proceeds from the issuance of the Notes were used to reduce amounts outstanding under the Credit Facilities. Interest is payable April 15 and October 15 commencing on October 15, 2001.

  Reportable Operating Segments
                                                         Revenues
                                     ------------------------------------------------
                                          12 Weeks Ended         24 Weeks Ended
                                     -----------------------  -----------------------
                                       6/16/01      6/10/00     6/16/01      6/10/00
                                     -----------  ----------  ----------  -----------
United States                        $   1,124    $   1,173   $   2,194   $   2,335
International                              481          483         917         918
                                     -----------  ----------  ----------  -----------
                                     $   1,605    $   1,656   $   3,111   $   3,253
                                     ===========  ==========  ==========  ===========

                                            Operating Profit; Interest Expense, Net;
                                                 and Income Before Income Taxes
                                     ------------------------------------------------
                                          12 Weeks Ended         24 Weeks Ended
                                     -----------------------  -----------------------
                                       6/16/01      6/10/00     6/16/01     6/10/00
                                     -----------  ----------  ----------  -----------
United States                        $     172    $     190   $     312   $     346
International                               58           68         132         143
Foreign exchange net gain (loss)            (1)           1          (2)          1
Unallocated and corporate expenses         (36)         (33)        (69)        (65)
Facility actions net gain                   18           66          16         113
Unusual items                                4          (72)          2         (76)
                                     -----------  ----------  ----------  -----------
Total operating profit                     215          220         391         462
Interest expense, net                      (37)         (41)        (76)        (82)
                                     -----------  ----------  ----------  -----------
Income before income taxes           $     178    $     179   $     315   $     380
                                     ==========   ==========  =========   ===========

                                       Identifiable Assets
                                     -----------------------
                                      6/16/01      12/30/00
                                     -----------  ----------
United States                        $   2,477    $   2,400
International                            1,632        1,501
Corporate(a)                               248          248
                                     -----------  ----------
                                     $   4,357    $   4,149
                                     ===========  ==========

                                       Long-Lived Assets(b)
                                     -----------------------
                                      6/16/01      12/30/00
                                     -----------  ----------
United States                        $   2,128    $   2,101
International                              905          828
Corporate                                   45           30
                                     -----------  ----------
                                     $   3,078    $   2,959
                                     ===========  ==========
    Primarily includes accounts receivable arising from the AmeriServe bankruptcy reorganization process, as further discussed in Note 11, Property, Plant and Equipment related to our office facilities, fair value of derivative instruments and restricted cash.
    Includes Property, Plant and Equipment, net and Intangible Assets, net.

  Share Repurchase Program

  In February 2001, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase, over a two-year period, up to $300 million, excluding applicable transaction fees, of our outstanding Common Stock. During the 24 weeks ended June 16, 2001, we repurchased approximately 563,000 shares for approximately $21 million at an average price per share of approximately $37. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions, at the discretion of the Company.

  In 1999, our Board of Directors authorized the repurchase of up to $350 million, excluding applicable transaction fees, of our outstanding Common Stock. During the 24 weeks ended June 10, 2000, we repurchased approximately 6.4 million shares for $216 million at an average price per share of approximately $34. This Share Repurchase Program was completed in the second quarter of 2000.

  Supplemental Cash Flow Data

                                                                                24 Weeks Ended
                                                                         ----------------------
                                                                          6/16/01      6/10/00
                                                                         ----------   ---------
Cash Paid for:
   Interest                                                              $     78     $     83
   Income taxes                                                                40           88

Significant Non-Cash Investing and Financing Activities:
   Issuance of promissory note to acquire an unconsolidated affiliate    $      -     $     25
   Assumption of liabilities in connection with an acquisition                 36            -
   Fair market value of non-cash assets received in connection with an
      acquisition                                                               9            -
   Contribution of non-cash net assets to an unconsolidated affiliate          23            -
   Capital lease obligations incurred to acquire assets                        10            -
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

  During the AmeriServe bankruptcy reorganization process, we took a number of actions to ensure continued supply to our restaurant system. These actions resulted in a total net expense of $170 million in 2000, which was recorded as unusual items. We incurred no incremental net expense in connection with the AmeriServe bankruptcy reorganization process and POR during the second quarter or year-to-date of 2001. Moreover, based upon the actions contemplated by the POR which have been completed to date and other currently available information, we believe the ultimate cost of the AmeriServe bankruptcy reorganization process will not materially exceed the amounts already provided through the end of 2000.

  Under the terms of the POR, TRICON is entitled to proceeds from the liquidation of AmeriServe's remaining inventory, accounts receivable and certain other assets (the "Residual Assets"). We have currently estimated these proceeds, net of recoveries to date, to be approximately $43 million which we have recorded as a receivable from the AmeriServe bankruptcy estate. We expect that these proceeds will be primarily realized over the remainder of 2001.

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

  During the bankruptcy reorganization process, to help ensure that our supply chain remained open, we purchased supplies directly from suppliers for use in our restaurants, as well as for resale to our franchisees and licensees who previously purchased supplies from AmeriServe (the "Temporary Direct Purchase Program" or "TDPP"). Operations under the TDPP ceased on November 30, 2000, the date on which McLane purchased AmeriServe's U.S. distribution business. At June 16, 2001, our remaining receivables from franchisees and licensees for sales of supplies under the TDPP were approximately $6 million, net of related allowances for doubtful accounts. The Company intends to vigorously pursue collection of these receivables.

  Other Commitments and Contingencies

  Contingent Liabilities

  We were directly or indirectly contingently liable in the amounts of $436 million and $401 million at June 16, 2001 and December 30, 2000, respectively, for certain lease assignments and guarantees. At June 16, 2001, $330 million represented contingent liabilities to lessors as a result of assigning our interest in and obligations under real estate leases as a condition to the refranchising of Company restaurants and the contribution of certain Company restaurants to unconsolidated affiliates. The $330 million represented the present value of the minimum payments of the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $490 million. The remaining amounts of the contingent liabilities primarily relate to our guarantees to support financial arrangements of certain unconsolidated affiliates and franchisees. The contingent liabilities related to financial arrangements of franchisees include partial guarantees of franchisee loan pools originated primarily in connection with the Company's refranchising programs. In support of these guarantees, we have posted $22.4 million of letters of credit and $10 million in cash collateral. The cash collateral balance is included in Other Assets. Also, TRICON provides a standby letter of credit under which TRICON could potentially be required to fund a portion (up to $25 million) of one of the franchisee loan pools discussed above. Any such funding under the standby letter of credit would then be secured by franchisee loan collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to refranchising (gains) losses.

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

  On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. ("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A trial date of November 2, 1999 was set. However, on November 1, 1999, the Court issued a proposed order postponing the trial and establishing a pre-trial claims process. The final order regarding the claims process was entered on January 14, 2000. Taco Bell moved for certification of an immediate appeal of the Court-ordered claims process and requested a stay of the proceedings. This motion was denied on February 8, 2000. Taco Bell appealed this decision to the Supreme Court of Oregon and the Court denied Taco Bell's Writ of Mandamus on March 21, 2000. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. A Court ordered pre-trial claims process went forward, and hearings were held to determine potential damages for claimants employed or previously employed in selected Taco Bell restaurants. After the initial hearings, the damage claims hearings were discontinued. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. A number of procedural issues, including possible appeals, remain to determine the ultimate damages in this matter. The Court has not yet ruled on any of the post-trial motions.

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

  On October 2, 1996, a class action lawsuit against Taco Bell Corp., entitled Mynaf, et al. v. Taco Bell Corp., was filed in the Superior Court of the State of California of the County of Santa Clara. The lawsuit was filed by two former restaurant general managers and two former assistant restaurant general managers purporting to represent all current and former Taco Bell restaurant general managers and assistant restaurant general managers in California. The lawsuit alleged violations of California wage and hour laws involving unpaid overtime wages, and violations of the State Labor Code's record-keeping requirements. The complaint also included an unfair business practices claim. Plaintiffs claimed individual damages ranging from $10,000 to $100,000 each. On September 17, 1998, the court certified a class of approximately 3,000 current and former assistant restaurant general managers and restaurant general managers. Taco Bell petitioned the appellate court to review the trial court's certification order. The petition was denied on December 31, 1998. Taco Bell then filed a petition for review with the California Supreme Court, and the petition was subsequently denied. Class notices were mailed on August 31, 1999 to over 3,400 class members. Trial began on January 29, 2001. Before conclusion of the trial, the parties reached an agreement to settle this matter, and entered into a stipulation of discontinuance of the case. This settlement agreement is subject to approval by the court of the terms and conditions of the agreement and notice to the class with an opportunity to object and be heard. The final hearing on fairness and approval of the settlement is scheduled for September 21, 2001. We have previously provided for the costs of this settlement as unusual items.

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

  On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. ("Wrench") was filed in the United States District Court for the Western District of Michigan. The lawsuit alleges that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. Plaintiffs seek to recover damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit (the "Court of Appeals"), and oral arguments were held on September 20, 2000. On July 6, 2001, the Court of Appeals reversed the District Court's judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell Corp. has petitioned the Court of Appeals for a rehearing en banc. In the event that the ruling of the Court of Appeals stands, the Wrench plaintiffs will be allowed to bring their claims to trial.

  TRICON believes that the Wrench plaintiffs' claims are without merit and is vigorously defending the case. However, in view of the inherent uncertainties of litigation, the outcome of the case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

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

  In addition, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of June 16, 2001, PepsiCo remains liable for approximately $126 million related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

  Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through June 16, 2001, there have not been any determinations made by PepsiCo where we would have reached a different determination.

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

  Throughout MD&A, we make reference to ongoing operating profit which represents our operating profit excluding the impact of our facility actions net (gain) and unusual items. See Note 6 for a discussion of these exclusions. We use ongoing operating profit as a key performance measure of our results of operations for purposes of evaluating performance internally and as the base to forecast future performance. Ongoing operating profit is not a measure defined by accounting principles generally accepted in the U.S. and should not be considered in isolation or as a substitution for measures of performance in accordance with accounting principles generally accepted in the U.S.

  New Accounting Pronouncements Not Yet Adopted

  See Note 3.

  Significant Known Events, Trends or Uncertainties Expected to Impact 2001 Comparisons with 2000

  The following factors impacted comparability of operating performance for the quarter and year-to-date ended June 16, 2001 to the quarter and year-to-date ended June 10, 2000 or could impact comparisons for the remainder of 2001. Certain of these factors were previously discussed in our 2000 Form 10-K.

  AmeriServe Bankruptcy Reorganization Process

  See Note 11 and the 2000 Form 10-K for a discussion of the impact of the AmeriServe Food Distribution, Inc. ("AmeriServe") bankruptcy reorganization process on the Company.

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

  As previously disclosed, FRANMAC, an association representing U.S. Taco Bell franchisees, together with TRICON, recently reached an agreement with Taco Bell's taco shell suppliers under which those suppliers have provided $60 million to Taco Bell franchisees. These funds, which are intended to assist Taco Bell franchisees to partially recover lost sales in the wake of marketplace confusion following the Kraft taco shell recall described above, have been distributed on a pro rata basis to franchisee operators based on their number of restaurants. As part of the agreement, FRANMAC, TRICON and the taco shell suppliers intend to jointly seek damages from those parties responsible for the introduction of the GM corn into the U.S. supply chain.

  Franchisee Financial Condition

  Like others in the QSR industry, from time to time, some of our franchise operators experience financial difficulties with respect to their franchise operations. At present, certain of our franchise operators, principally in the Taco Bell system, are experiencing varying degrees of financial problems.

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

  In the fourth quarter of 2000, Taco Bell established a $15 million loan program to assist certain franchisees. All fundings had been advanced by the end of the first quarter of 2001, and the resulting notes receivable are included in Other Assets. In total, this program has aided approximately 85 franchisees covering approximately 1,700 Taco Bell restaurants. Additionally, Taco Bell is in various stages of discussions with a number of Taco Bell franchisees, representing approximately 500 Taco Bell restaurants, and their lenders. We believe that many of these franchisees will require various types of business and/or financial restructuring, which includes the purchase of some franchised restaurants by Taco Bell. Through July 2001, restructurings have been completed for approximately 500 restaurants. In addition, Taco Bell has acquired 72 restaurants through June 16, 2001 in connection with these restructurings. Subsequent to the end of the second quarter, 53 additional restaurants were acquired.

  The Company charged expenses of $5 million in the quarter and $12 million year-to-date to ongoing operating profit related to allowances for doubtful franchise and license fee receivables. These costs were reported as general and administrative expenses. On an ongoing basis, we assess our exposure from franchise-related risks, which include estimated uncollectibility of accounts receivable related to franchise and license fees, contingent lease liabilities, guarantees to support certain third party financial arrangements with franchisees and potential claims by franchisees. The contingent lease liabilities and guarantees are more fully discussed in the Contingent Liabilities section of Note 11. Although the ultimate impact of these franchise financial issues cannot be predicted with certainty at this time, we have provided for our current estimate of the probable exposure to the Company as of June 16, 2001. It is reasonably possible that there will be additional costs which could be material to quarterly or annual results of operations, financial condition or cash flows.

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

  Unusual Items

  We had unusual net credits of $4 million ($2 million after-tax) and unusual net charges of $72 million ($46 million after-tax) in the second quarter of 2001 and 2000, respectively, and unusual net credits of $2 million ($1 million after-tax) and unusual net charges of $76 million ($49 million after-tax) year-to-date for 2001 and 2000, respectively. See Note 6 for a discussion of our unusual items.

  Change in Casualty Loss Estimates

  Due to the inherent volatility of our actuarially-determined casualty loss estimates, it is reasonably possible that we will experience changes in estimated losses which could be material to our growth in ongoing operating profit in 2001. See Note 11 for a discussion of our casualty loss programs.

  Impact of New Unconsolidated Affiliates

  Consistent with our strategy to focus our capital on key international markets, we formed new ventures in Canada and Poland with our largest franchisees in both markets. The venture in Canada was formed in the third quarter of 2000 and the venture in Poland was effective in the first quarter of 2001. The Canadian venture operates over 650 stores and the Poland venture operates approximately 100 stores. We did not record any gain or loss on the transfer of assets to these new ventures.

  Previously, the results from the restaurants we contributed to these ventures were consolidated. The impact of these transactions on operating results is similar to the impact of our refranchising activities, which is described in the Store Portfolio Strategy section. Consequently, these transactions resulted in a decline in our Company sales, restaurant margin dollars and general and administrative expenses ("G&A") as well as higher franchise fees. We also record equity income (losses) from investments in unconsolidated affiliates ("equity income") and higher franchise fees in Canada since the royalty rate was increased for those stores contributed by our partner to the venture. The formation of these ventures did not have a significant impact on ongoing operating profit in the quarter and year-to-date ended June 16, 2001.

  Impact of the Consolidation of an Unconsolidated Affiliate

  At the beginning of 2001, we consolidated a previously unconsolidated affiliate in our Financial Statements as a result of a change in our intent to temporarily retain control of this affiliate. This change resulted in higher Company sales, restaurant margin dollars and general and administrative expenses ("G&A") as well as decreased franchise fees and equity income. This previously unconsolidated affiliate operates 116 stores.

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

  We anticipate that our suppliers and distributors will continue to invoice us in local currencies until late 2001. We expect to begin dual pricing in our restaurants in late 2001. We expect to compensate employees in Euros beginning in 2002. We believe that the most critical activity regarding the conversion for our businesses is the completion of the rollout of Euro-ready point-of-sale equipment and software by the end of 2001. Our current plans should enable us to be Euro-compliant prior to the requirements for these changes. Any delays in our ability to complete our plans, or in the ability of our key suppliers to be Euro-compliant, could have a material adverse impact on our results of operations, financial condition or cash flows.

  Store Portfolio Strategy

  Beginning in 1995, we have been strategically reducing our share of total system units by selling Company restaurants to existing and new franchisees where their expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and International markets. This portfolio-balancing activity has reduced our reported revenues and restaurant profits and has increased the importance of system sales as a key performance measure. We expect to substantially complete our refranchising program in 2001.

  The following table summarizes our refranchising activities:

                                                 12 Weeks Ended             24 Weeks Ended
                                           -----------------------   -----------------------
                                             6/16/01      6/10/00      6/16/01      6/10/00
                                           ----------   ----------   ----------   ----------
Number of units refranchised                      99          248          156          431
Refranchising proceeds, pre-tax            $      48    $     127    $      62    $     210
Refranchising gains (losses), pre-tax      $      31    $      74    $      35    $     121

  In addition to our refranchising program, we have been closing restaurants over the past several years. Restaurants closed include poor performing restaurants, restaurants that are relocated to a new site within the same trade area or U.S. Pizza Hut delivery units consolidated with a new or existing dine-in traditional store within the same trade area.

  The following table summarizes Company store closure activities:

                                                   12 Weeks Ended            24 Weeks Ended
                                             -----------------------   -----------------------
                                               6/16/01      6/10/00      6/16/01      6/10/00
                                             ----------   ----------   ----------   ----------

Number of units closed                              40           35          101           85
Store closure costs                          $       4    $       4    $       6    $       3
Impairment charges for stores to be closed   $       1    $       -    $       4    $       1

  The impact on ongoing operating profit arising from our refranchising and store closure initiatives as well as the contribution of Company stores to new unconsolidated affiliates as described in the Impact of New Unconsolidated Affiliates section, represents the net of (a) the estimated reduction in Company sales, restaurant margin and G&A; (b) the estimated increase in franchise fees; and (c) the increase or decrease in equity income. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2000 and are no longer operated by us as of June 16, 2001.

  The following table summarizes the estimated impact on revenue of refranchising, store closures and the contribution of Company stores to unconsolidated affiliates:

                                                             12 Weeks Ended 6/16/01
                                              -------------------------------------------------
                                                 U.S.         International        Worldwide
                                              -----------    ----------------    --------------
Reduced sales                                 $    (122)     $     (73)          $    (195)
Increased franchise fees                              5              4                   9
                                              -----------    ----------------    --------------
Reduction in total revenues                   $    (117)     $     (69)          $    (186)
                                              ===========    ================    ==============

                                                           24 Weeks Ended 6/16/01
                                              -------------------------------------------------
                                                 U.S.         International        Worldwide
                                              -----------    ----------------    --------------
Reduced sales                                 $    (259)     $    (139)          $    (398)
Increased franchise fees                             11              8                  19
                                              -----------    ----------------    --------------
Reduction in total revenues                   $    (248)     $    (131)          $    (379)
                                              ===========    ================    ==============

  The following table summarizes the estimated impact on ongoing operating profit of refranchising, store closures and the contribution of Company stores to unconsolidated affiliates:

                                                             12 Weeks Ended 6/16/01
                                              -------------------------------------------------
                                                 U.S.         International        Worldwide
                                              -----------    ----------------    --------------
Decreased restaurant margin                   $     (18)     $      (8)          $     (26)
Increased franchise fees                              5              4                   9
Decreased G&A                                         2              5                   7
Decreased equity income                               -             (1)                 (1)
                                              -----------    ----------------    --------------
Decrease in ongoing operating profit          $     (11)     $       -           $     (11)
                                              ===========    ================    ==============

                                                           24 Weeks Ended 6/16/01
                                              -------------------------------------------------
                                                 U.S.         International        Worldwide
                                              -----------    ----------------    --------------
Decreased restaurant margin                   $     (37)     $     (14)          $     (51)
Increased franchise fees                             11              8                  19
Decreased G&A                                         4              7                  11
Decreased equity income                               -             (4)                 (4)
                                              -----------    ----------------    --------------
Decrease in ongoing operating profit          $     (22)     $      (3)          $     (25)
                                              ===========    ================    ==============

  Worldwide Results of Operations

                                  12 Weeks Ended                       24 Weeks Ended
                             --------------------                 ----------------------
                              6/16/01    6/10/00     % B(W)        6/16/01     6/10/00     % B(W)
                             ---------  ---------  -------------  ----------  ----------  -------------

System sales(a)              $  5,114   $  5,014        2         $  10,093   $  9,940        2
                             =========  =========                 ==========  ==========
Revenues
   Company sales             $  1,416   $  1,480       (4)        $   2,742   $   2,905      (6)
   Franchise and license
     fees                         189        176        7               369         348       6
                             ---------   --------                 ----------  ----------
Total revenues               $  1,605   $  1,656       (3)        $   3,111   $   3,253      (4)
                             =========  =========                 ==========  ==========

Company restaurant margin    $    206   $    237      (13)        $     392   $     438     (10)
                             =========  =========                 ==========  ==========
    % of Company sales          14.5%      16.0%     (1.5) ppts.      14.3%       15.1%    (0.8) ppts.
                             =========  =========                 ==========  ==========
Ongoing operating profit     $    193   $    226      (15)        $     373   $     425     (12)
Facility actions net gain          18         66      (72)               16         113     (86)
Unusual items                       4        (72)      NM                 2         (76)     NM
                             ---------  ---------                 ----------  ----------
Operating profit                  215        220       (3)              391         462     (15)
Interest expense, net              37         41       12                76          82       8
Income tax provision               62         73       16               111         154      28
                             ---------  ---------                 ----------  ----------
Net income                   $    116   $    106       10         $     204   $     226      (9)
                             =========  =========                 ==========  ==========
Diluted earnings per share   $   0.76   $   0.71        8         $    1.35   $    1.50     (10)
                             =========  =========                 ==========  ==========
    Represents combined sales of Company, unconsolidated affiliate, franchise and license restaurants.

  Worldwide Restaurant Unit Activity

                                              Unconsolidated
                                 Company     Affiliates      Franchisees    Licensees     Total
                                ----------  --------------  -------------  -----------  ---------
 Balance at December 30, 2000      6,123        1,844            19,287        3,163      30,417
 Openings                            181           45               330           87         643
 Acquisitions                        279          (65)             (209)          (5)          -
 Refranchising                      (156)          (8)              164            -           -
 Closures                           (101)         (26)             (376)        (244)       (747)
 Other (a)                           (67)          93               (26)           -           -
                                ----------  --------------  -------------  -----------  ---------
 Balance at June 16, 2001          6,259        1,883            19,170        3,001      30,313
                                ==========  ==============  =============  ===========  =========
 % of Total                        20.7%         6.2%              63.2%         9.9%     100.0%
    Primarily includes 52 company stores and 41 franchise stores contributed to an unconsolidated affiliate.

  Worldwide System Sales

  System sales increased $100 million or 2% in the quarter, after a 3% unfavorable impact from foreign currency translation. System sales increased $153 million or 2% year-to-date, after a 2% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, the increases were driven by new unit development and franchisee same store sales growth partially offset by store closures.

  Worldwide Revenues

  Company sales decreased $64 million or 4% in the quarter, after a 2% unfavorable impact from foreign currency translation. Company sales decreased $163 million or 6% year-to-date, after a 2% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, the declines primarily resulted from refranchising, the contribution of Company stores to new unconsolidated affiliates and store closures. These declines were partially offset by new unit development and acquisitions of restaurants from franchisees.

  Franchise and license fees increased $13 million or 7% in the quarter, after a 3% unfavorable impact from foreign currency translation. Franchise and license fees increased $21 million or 6% year-to-date, after a 3% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, the increases were driven by new unit development, units acquired from us and franchisee same stores sales growth. These increases were partially offset by store closures.

  Worldwide Company Restaurant Margin

                                              12 Weeks Ended          24 Weeks Ended
                                         ---------------------   --------------------
                                          6/16/01     6/10/00     6/16/01     6/10/00
                                         ---------   ---------   ---------   ---------
Company sales                              100.0%      100.0%      100.0%      100.0%
Food and paper                              31.2        30.3        31.1        30.6
Payroll and employee benefits               27.6        27.5        27.7        28.1
Occupancy and other operating expenses      26.7        26.2        26.9        26.2
                                         ---------   ---------   ---------   ---------
Company restaurant margin                   14.5%       16.0%       14.3%       15.1%
                                         =========   =========   =========   =========

  Restaurant margin as a percentage of sales in the quarter decreased 150 basis points as compared to the second quarter of 2000. U.S. restaurant margin declined approximately 80 basis points and international restaurant margin declined approximately 310 basis points.

  Restaurant margin as a percentage of sales decreased 80 basis points year-to-date. U.S. restaurant margin declined approximately 40 basis points and international restaurant margin declined approximately 180 basis points.

  Worldwide General and Administrative Expenses

  G&A increased $12 million or 7% in the quarter and $21 million or 6%, year-to-date. The increases were primarily attributable to higher allowances for doubtful franchise and license fee receivables and franchise support costs, primarily at Taco Bell, as well as increased compensation costs. These increases were partially offset by the favorable impact of the formation of new unconsolidated affiliates and refranchising.

  Worldwide Other (Income) Expense

                                      12 Weeks Ended              24 Weeks Ended
                                  ------------------           ------------------
                                   6/16/01   6/10/00   % B(W)   6/16/01   6/10/00   % B(W)
                                  --------  --------  -------  --------  --------  -------
Equity income                     $   (6)   $   (7)    (19)    $  (11)   $  (14)    (24)
Foreign exchange net (gain) loss       1        (1)     NM          2        (1)     NM
                                  --------  --------           --------  --------
Other (income) expense            $   (5)   $   (8)    (40)    $   (9)   $  (15)    (41)
                                  ========  ========           ========  ========

  The decline in equity income for the quarter was primarily due to unfavorable foreign currency translation.

  Equity income declined $3 million or 24% year-to-date, after a 7% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, the decline was primarily due to losses from our unconsolidated affiliate in Canada and the consolidation of a previously unconsolidated affiliate. These declines were partially offset by improved operating results by our unconsolidated affiliate in the United Kingdom.

  Worldwide Facility Actions Net (Gain)

  We recorded facility actions net gain of $18 million and $16 million for the 12 and 24 weeks ended June 16, 2001, respectively, and $66 million and $113 million for the 12 and 24 weeks ended June 10, 2000, respectively. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 6 for a summary of facility actions net gain.

  Worldwide Ongoing Operating Profit

                                       12 Weeks Ended               24 Weeks Ended
                                   ------------------           ------------------
                                    6/16/01   6/10/00   % B(W)   6/16/01   6/10/00   % B(W)
                                   --------  --------  -------  --------  --------  -------

United States                      $  172    $  190      (9)    $  312    $  346     (10)
International                          58        68     (15)       132       143      (7)
Foreign exchange net gain (loss)       (1)        1      NM         (2)        1      NM
Unallocated and corporate expenses    (36)      (33)    (15)       (69)      (65)     (9)
                                   --------  --------           --------  --------
Ongoing operating profit           $  193    $  226     (15)    $  373    $  425     (12)
                                   ========  ========           ========  ========

  Quarter and year-to-date U.S. and International ongoing operating profit are discussed in the respective sections.

  Unallocated and corporate expenses increased $3 million or 15% in the quarter and $4 million or 9% year-to-date. The increase is primarily attributable to higher compensation costs.

  Worldwide Interest Expense, Net

                              12 Weeks Ended                     24 Weeks Ended
                        ---------------------              ---------------------
                         6/16/01     6/10/00      % B(W)    6/16/01      6/10/00    % B(W)
                        ---------   ---------   ---------  ---------  ----------   --------
Interest expense        $    42     $    44         6      $    84     $    89         7
Interest income              (5)         (3)       77           (8)         (7)        6
                        ---------   ---------              ---------   ---------
Interest expense, net   $    37     $    41        12      $    76     $    82         8
                        =========   =========              =========   =========

  The decreases in our net interest expense for the quarter and year-to-date were primarily due to a decrease in the average debt balance as well as a decrease in the average interest rates. As discussed in the 2000 Form 10-K, the interest expense on incremental borrowings related to the AmeriServe bankruptcy reorganization process has been included in unusual items for 2000.

  Worldwide Income Taxes

                               12 Weeks Ended            24 Weeks Ended
                        ------------------------    ------------------------
                         6/16/01       6/10/00       6/16/01       6/10/00
                        ----------    ----------    ----------    ----------
Reported
  Income taxes          $     62      $     73      $    111      $    154
  Effective tax rate        34.8%         41.1%         35.2%         40.6%
Ongoing(a)
  Income taxes          $     44      $     72      $     97      $    134
  Effective tax rate        28.8%         39.1%         32.8%         39.0%
    Excludes the effects of facility actions net gain and unusual items. See Note 6 for a discussion of these items.

  The decreases in our ongoing effective tax rates for the quarter and year-to-date compared to 2000 were primarily attributable to a favorable change in the mix and timing of our earnings and adjustments relating to prior years.

  Diluted Earnings Per Share

  The components of diluted earnings per common share were as follows:

                                  12 Weeks Ended(a)           24 Weeks Ended(a)
                               ------------------------    ------------------------
                                6/16/01       6/10/00       6/16/01       6/10/00
                               ----------    ----------    ----------    ----------
Ongoing operating earnings     $   0.73      $   0.76      $   1.32      $   1.39
Facility actions net gain          0.02          0.26          0.03          0.43
Unusual items                      0.01         (0.31)            -         (0.32)
                               ----------    ----------    ----------    ----------
Net income                     $   0.76      $   0.71      $   1.35      $   1.50
                               ==========    ==========    ==========    ==========
    See Note 4 for the number of shares used in this calculation.

  U.S. Results of Operations

                                  12 Weeks Ended                       24 Weeks Ended
                               --------------------                 --------------------
                                6/16/01    6/10/00     % B(W)        6/16/01    6/10/00      % B(W)
                               ---------  ---------  -------------  ---------  ---------  -------------
System sales                   $ 3,381    $ 3,271        3          $ 6,610    $ 6,476        2
                               =========  =========                 =========  =========
Revenues
   Company sales               $   997    $ 1,054       (5)         $ 1,949    $ 2,101       (7)
   Franchise and license fees      127        119        7              245        234        5
                               ---------  ---------                 ---------  ---------
Total revenues                 $ 1,124    $ 1,173       (4)         $ 2,194    $ 2,335       (6)
                               =========  =========                 =========  =========
Company restaurant margin      $   156    $   172      (10)         $   287    $   316       (9)
                               =========  =========                 =========  =========
% of Company sales                15.6%      16.4%    (0.8) ppts.      14.7%      15.1%    (0.4) ppts.
                               =========  =========                 =========  =========
Ongoing operating profit       $   172    $   190       (9)         $   312    $   346      (10)
                               =========  =========                 =========  =========

  U.S. Restaurant Unit Activity

                                   Company       Franchisees     Licensees       Total
                                ----------    ------------    -----------    ----------
 Balance at December 30, 2000      4,302          12,862         2,873         20,037
 Openings                             58             120            83            261
 Acquisitions                         86             (83)           (3)             -
 Refranchising                       (90)             90             -              -
 Closures                            (74)           (173)         (203)          (450)
                                ----------    ------------    -----------    ----------
 Balance at June 16, 2001          4,282          12,816         2,750         19,848
                                ==========    ============    ===========    ==========
 % of Total                        21.6%           64.6%         13.8%          100.0%

  U.S. System Sales

  System sales increased $110 million or 3% in the quarter and $134 million or 2%, year-to-date. The increases were primarily driven by new unit development partially offset by store closures. Same store sales growth at KFC and Pizza Hut also contributed to the growth in the quarter.

  U.S. Revenues

  Company sales decreased $57 million or 5% in the quarter and $152 million or 7% year-to-date. The decreases were primarily due to the impact of refranchising and store closures partially offset by new unit development. In the quarter, same store sales growth also offset the decline.

  Blended Company same store sales for our three Concepts were up 1% for the quarter. An increase in average guest check was partially offset by transaction declines. Same store sales at Pizza Hut increased 3%. Approximately 2% of the increase was due to a higher average guest check. Same store sales at KFC increased 2% resulting from an increase in transactions. Same store sales at Taco Bell decreased 2%. Transaction declines of almost 4% were partially offset by an increase in the average guest check.

  Year-to-date, blended Company same store sales for our three Concepts were up slightly. An increase in the average guest check was offset by transaction declines. Same store sales at Pizza Hut increased 3%. Approximately 2% of the increase was due to a higher average guest check. Same store sales at KFC increased 2% due to an increase in transactions. Same store sales at Taco Bell decreased 4%. Transaction declines of 7% were partially offset by an increase in the average guest check.

  Franchise and license fees grew $8 million or 7% in the quarter and $11 million or 5% year-to-date. The increases were driven by units acquired from us and new unit development. These increases were partially offset by store closures. In the quarter, franchisee same store sales growth also contributed to the increase.

  U.S. Company Restaurant Margin

                                               12 Weeks Ended          24 Weeks Ended
                                          ---------------------   ---------------------
                                           6/16/01     6/10/00     6/16/01     6/10/00
                                          ---------   ---------   ---------   ---------
Company sales                               100.0%      100.0%      100.0%      100.0%
Food and paper                               28.6        28.0        28.6        28.5
Payroll and employee benefits                30.8        30.5        30.9        31.1
Occupancy and other operating expenses       25.0        25.1        25.8        25.3
                                          ---------   ---------   ---------   ---------
Restaurant margin                            15.6%       16.4%       14.7%       15.1%
                                          =========   =========   =========   =========

  Restaurant margin as a percentage of sales declined approximately 80 basis points in the quarter as compared to the second quarter of 2000. This decrease was primarily due to increased product costs, primarily cheese, and higher wage rates. These increases were partially offset by favorable pricing and product mix.

  Restaurant margin as a percentage of sales declined approximately 40 basis points year-to-date. The decrease was primarily attributable to higher occupancy and other costs, increased product costs, volume declines at Taco Bell and the unfavorable impact of new units. The increase in occupancy and other costs was primarily due to higher utilities costs. These increases were partially offset by favorable pricing and product mix.

  U.S. Ongoing Operating Profit

  Ongoing operating profit decreased $18 million or 9% in the quarter and $34 million or 10% year-to-date. The decline was primarily due to the unfavorable impact of refranchising and store closures as well as the expenses related to allowances for doubtful franchise and license receivables and franchise support costs, primarily at Taco Bell. These decreases were partially offset by Company new unit development.

  International Results of Operations

                                    12 Weeks Ended                       24 Weeks Ended
                               --------------------                  --------------------
                                6/16/01    6/10/00     % B(W)        6/16/01    6/10/00      % B(W)
                               ---------  ---------  -------------  ---------  ----------  --------------

System sales                   $  1,733   $  1,743      (1)         $  3,483   $  3,464        1
                               =========  =========                 =========  ==========
Revenues
   Company sales               $    419   $    426      (2)         $    793   $    804       (1)
   Franchise and license fees        62         57       9               124        114        9
                               ---------  ---------                 ---------  ----------
Total revenues                 $    481   $    483       -          $    917   $    918        -
                               =========  =========                 =========  ==========
Company restaurant margin      $     50   $     65     (22)         $    105   $    122      (13)
                               =========  =========                 =========  ==========
% of Company sales                12.1%      15.2%    (3.1) ppts.      13.3%       15.1%    (1.8) ppts.
                               =========  =========                 =========  ==========
Ongoing operating profit       $     58   $     68     (15)         $    132   $    143       (7)
                               =========  =========                 =========  ==========

  International Restaurant Unit Activity

                                             Unconsolidated
                                Company     Affiliates      Franchisees  Licensees    Total
                               ----------  --------------  ------------  ----------  ----------
 Balance at December 30, 2000     1,821        1,844           6,425         290       10,380
 Openings                           123           45             210           4          382
 Acquisitions                       193          (65)           (126)         (2)           -
 Refranchising                      (66)          (8)             74           -            -
 Closures                           (27)         (26)           (203)        (41)        (297)
 Other(a)                           (67)          93             (26)         -            -
                               ----------   -------------  ------------  ----------  ----------
 Balance at June 16, 2001         1,977        1,883           6,354         251       10,465
                               ==========   =============  ============  ==========  ==========
 % of Total                       18.9%         18.0%           60.7%       2.4%       100.0%
    Primarily includes 52 company stores and 41 franchise stores contributed to an unconsolidated affiliate.

  International System Sales

  System sales decreased $10 million or 1% in the quarter, after a 9% unfavorable impact from foreign currency translation. System sales increased $19 million or 1% year-to-date, after an 8% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, these increases were driven by new unit development and franchisee same store sales growth partially offset by store closures. We achieved local currency system sales growth in key markets including Canada, China, Japan, Korea, Mexico and the United Kingdom.

  International Revenues

  Company sales decreased $7 million or 2% in the quarter, after a 7% unfavorable impact from foreign currency translation. Company sales decreased $11 million or 1% year-to-date, after a 6% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, the increases primarily resulted from new unit development and acquisitions of restaurants from franchisees. The increases were partially offset by the contribution of Company stores to new unconsolidated affiliates and refranchising. In the quarter, a decline in same store sales in certain markets also offset the increase.

  Franchise and license fees increased $5 million, or 9% in the quarter after an 8% unfavorable impact from foreign currency translation. Franchise and license fees increased $10 million or 9% year-to-date, after an 8% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, the increases were driven by new unit development, units acquired from us and franchisee same stores sales growth. The increases were partially offset by store closures.

  International Company Restaurant Margin

                                                12 Weeks Ended            24 Weeks Ended
                                         ----------------------     ----------------------
                                          6/16/01      6/10/00       6/16/01      6/10/00
                                         ---------    ---------     ---------    ---------
Company sales                              100.0%       100.0%        100.0%       100.0%
Food and paper                              37.4         36.1          37.1         36.1
Payroll and employee benefits               19.9         20.0          20.0         20.4
Occupancy and other operating expenses      30.6         28.7          29.6         28.4
                                         ---------    ---------     ---------    ---------
Restaurant margin                           12.1%        15.2%         13.3%        15.1%
                                         =========    =========     =========    =========

  Restaurant margin as a percentage of sales decreased approximately 310 basis points in the quarter as compared to the second quarter of 2000. This decrease was primarily attributable to lower volumes, increased product promotions and discounts and the impact of acquiring lower margin stores. These decreases were partially offset by the favorable impact from the formation of a new unconsolidated affiliate.

  Restaurant margin as a percentage of sales decreased approximately 180 basis points year-to-date. This decrease was primarily attributable to increased product promotions and discounts, lower volumes, higher operating costs and the impact of acquiring lower margin stores. These decreases were partially offset by the favorable impact from the formation of a new unconsolidated affiliate and favorable pricing and product mix.

  International Ongoing Operating Profit

  Ongoing operating profit declined $10 million or 15% in the quarter, after a 10% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, the decrease in ongoing operating profit was primarily due to increased product promotions and discounts and lower operating profit in a market where we made an acquisition in 2001. These decreases were partially offset by new unit development.

  Year-to-date ongoing operating profit declined $11 million or 7%, after a 9% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, the increase in ongoing operating profit was primarily attributable to new unit development and franchisee same store sales growth. These increases were partially offset by increased product promotions and discounts, higher restaurant operating costs and lower operating profit in a market where we made an acquisition in 2001.

  Consolidated Cash Flows

  Net cash provided by operating activities increased $187 million to $302 million. The increase was primarily due to a $91 million reduction in receivables related to the AmeriServe bankruptcy reorganization process versus a net use of $104 million of working capital related to the AmeriServe bankruptcy reorganization process last year. Excluding the impact of AmeriServe, our operating working capital reflects a net use of $71 million in 2001 and $118 million in 2000.

  Net cash used in investing activities was $210 million compared to net cash provided of $12 million last year. The increase in cash used in investing activities was primarily due to lower gross refranchising proceeds as a result of selling fewer restaurants in 2001, the acquisition of 77 restaurants in Taiwan and the acquisition of 72 Taco Bell restaurants.

  Net cash used in financing activities was $42 million in 2001 compared to $57 million in 2000.

  As more fully discussed in Note 7, in April 2001 we issued $850 million of Senior Unsecured Notes. The net proceeds were used to reduce amounts outstanding under our Term Loan Facility and our Revolving Credit Facility.

  During the 24 weeks ended June 16, 2001, we repurchased 563,000 shares of our Common Stock for approximately $21 million under a Share Repurchase Program authorized by our Board of Directors in February 2001. Cumulatively, through July 25, 2001, we have repurchased approximately 816,000 shares for approximately $32 million. During the first half of 2000, we repurchased 6.4 million shares for approximately $216 million, under the Share Repurchase Program authorized in 1999. This Program was completed in the second quarter of 2000. These Programs are more fully discussed in Note 9.

  Financing Activities

  As more fully discussed in Note 7, our primary bank credit agreement, as amended, is comprised of a senior, unsecured Term Loan Facility and a $3 billion senior unsecured Revolving Credit Facility (collectively referred to as the "Credit Facilities"), both of which mature on October 2, 2002. At June 16, 2001, we had unused Revolving Credit Facility borrowings available aggregating $2.45 billion, net of outstanding letters of credit of $192 million. We believe we will be able to replace or refinance the remaining Credit Facilities prior to maturity with new borrowings which will reflect the market conditions and terms available at that time.

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

  As more fully discussed in Note 7, we issued $850 million of unsecured Notes in April 2001. The issuance included $200 million of 8.5% Senior Unsecured Notes due April 15, 2006 and $650 million of 8.875% Senior Unsecured Notes due April 15, 2011. We used the proceeds, net of issuance costs, to reduce amounts outstanding under the Credit Facilities. After the issuance of these Notes, $550 million is still available for issuance under a $2 billion shelf registration statement previously filed with the Securities and Exchange Commission.

  Consolidated Financial Condition

  Assets increased $208 million, or 5%, to $4.4 billion. The increase is primarily attributable to the acquisition of restaurants and the recording of the fair value of derivatives due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). See Note 2 for a discussion of the adoption of SFAS 133.

  Liabilities were essentially unchanged at $4.5 billion. The impact from the adoption of SFAS 133 and increases in income taxes payable and short-term borrowings were offset by reductions in accounts payable, accrued expenses and long-term debt.

  Excluding the impact of the AmeriServe bankruptcy reorganization process, our working capital deficit decreased 7% to approximately $719 million at June 16, 2001 from $769 million at December 30, 2000. The decline from year-end 2000 was primarily due to seasonal changes in prepaid expenses, accounts payable and accrued compensation and the timing of income tax payments.

  We believe the Company has adequate financial resources to meet its requirements in 2001 and beyond.

  Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to financial market risks associated with interest rates, foreign currency exchange rates and commodity prices. In the normal course of business and in accordance with our policies, we manage these risks through a variety of strategies, which include the use of derivative financial and commodity instruments to hedge our underlying exposures. Our policies prohibit the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use.

  Interest Rate Risk

  Our primary market risk exposure is to changes in interest rates, principally in the United States. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. These swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the related debt.

  At June 16, 2001 and December 30, 2000, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $11 million and $19 million, respectively, in annual income before taxes. The estimated reductions are based upon the unhedged portion of our variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at June 16, 2001 and December 30, 2000 would decrease approximately $12 million and $11 million, respectively. The fair value of both the hedged and unhedged portions of our Senior Unsecured Notes at June 16, 2001 and December 30, 2000 would decrease approximately $72 million and $25 million, respectively. The significant change in the decrease of the fair market value between current year and prior year was primarily due to additional Senior Unsecured Notes issued in April 2001. Fair value was determined by discounting the projected cash flows.

  Foreign Currency Exchange Rate Risk

  International ongoing operating profit constitutes approximately 30% of our year-to-date 2001 ongoing operating profit, excluding unallocated and corporate expenses. In addition, the Company's net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $800 million as of June 16, 2001. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company's primary exposures result from our operations in Europe and Asia-Pacific. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows.

  We attempt to minimize the exposure related to our investments in foreign operations by financing those investments with local currency debt when practical. In addition, we attempt to minimize the exposure related to foreign currency denominated financial instruments by purchasing goods and services from third parties in local currencies when practical. Foreign currency denominated financial instruments consist primarily of intercompany short-term receivables and payables. At times, we utilize forward contracts to reduce our risk exposure related to these foreign currency denominated financial instruments. The notional amount and maturity dates of these contracts match those of the underlying receivables or payables such that our foreign currency exchange risk related to these instruments is eliminated. On a limited basis, we utilize forward contracts in order to reduce our risk exposure related to certain foreign currency denominated cash flows from royalties. There were no such forward contracts outstanding as of June 16, 2001.

  Commodity Price Risk

  We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts outstanding at June 16, 2001, and December 30, 2000, were not material to the financial statements.

  Cautionary Statements

  From time to time, in both written reports and oral statements, we present "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as "may," "will," "expect," "anticipate," "believe," "plan" and other similar terminology. These "forward-looking statements" reflect our current expectations regarding future events and operating and financial performance and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and those specific to the industry, and could differ materially from expectations.

  Company risks and uncertainties include, but are not limited to, potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo, Inc.; our substantial debt leverage and the attendant potential restriction on our ability to borrow in the future, as well as our substantial interest expense and principal repayment obligations; our ability to replace or refinance the Credit Facilities at reasonable rates; potential unfavorable variances between estimated and actual liabilities including the liabilities related to the sale of the non-core businesses; our ability to secure alternative distribution of products and equipment to our restaurants and our ability to ensure adequate supply of restaurant products and equipment in our stores; our ability to complete our Euro conversion plans or the ability of our key suppliers to be Euro-compliant; the ongoing financial viability of our franchisees and licensees; volatility of actuarially determined casualty loss estimates and adoption of new or changes in accounting policies and practices.

  Industry risks and uncertainties include, but are not limited to, global and local business, economic and political conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; volatility of commodity costs and increases in minimum wage and other operating costs; availability and cost of land and construction; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets and changes in currency exchange and interest rates.

  Independent Accountants' Review Report

  The Board of Directors
  TRICON Global Restaurants, Inc.:

  We have reviewed the accompanying condensed consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") as of June 16, 2001 and the related condensed consolidated statements of income for the twelve and twenty-four weeks ended June 16, 2001 and June 10, 2000 and the condensed consolidated statements of cash flows for the twenty-four weeks ended June 16, 2001 and June 10, 2000. These condensed consolidated financial statements are the responsibility of TRICON's management.

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

  KPMG LLP
  Louisville, Kentucky
  July 25, 2001

  PART II - Other Information and Signatures

       Item 1. Legal Proceedings

  Information regarding legal proceedings is incorporated by reference from Note 11 to the Company's Condensed Consolidated Financial Statements set forth in Part I of this report.

       Item 4. Submission of Matters to a Vote of Security Holders

  Our Annual Meeting of Shareholders was held on May 17, 2001. At the meeting, shareholders elected four directors and ratified the appointment of KPMG LLP as our independent auditors.

  Results of the voting in connection with each item were as follows:

(a)	Election of Directors	For	Withheld
	Robert Holland, Jr.	126,452,660	1,414,760
	Sidney Kohl	126,459,893	1,407,527
	David C. Novak	126,480,771	1,386,649
	Jackie Trujillo	126,468,078	1,399,342
  The following directors were not required to stand for re-election at the meeting (the year in which each director's term expires is indicated in parenthesis):
  D. Ronald Daniel (2003), James Dimon (2002), Massimo Ferragamo (2002), Kenneth G. Langone (2003), Andrall E. Pearson (2003), Robert J. Ulrich (2002), Jeannette S. Wagner (2002) and John L. Weinberg (2003).

(b)	Ratification of Independent Auditors	For	Against	Abstain
		125,037,406	2,672,507	157,507

  Item 6. Exhibits and Reports on Form 8-K

  (a)        Exhibit Index

EXHIBITS

	Exhibit 4.1	Indenture, dated as of May 1, 1998, between Tricon and The First National Bank of Chicago, pertaining to 7.45% Senior Notes and 7.65% Senior Notes due May 15, 2005 and May 15, 2008, respectively, and 8.5% Senior Notes and 8.875% Senior Notes due April 15, 2006 and April 15, 2011, respectively, which is incorporated herein by reference from Exhibit 4.1 to Tricon's Report on Form 8-K filed with the Commission on May 13, 1998.

	Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants' Acknowledgment)

(b)	Reports on Form 8-K	We filed a Current Report on Form 8-K dated April 18, 2001 with respect to filing of certain exhibits in connection with the Registration Statement on Form S-3 (File No. 333-42969) declared effective by the Securities and Exchange Commission on February 6, 1998 relating to an aggregate of $2 billion of senior debt securities of TRICON Global Restaurants, Inc.

We filed a Current Report on Form 8-K dated May 7, 2001 attaching our first quarter ended March 24, 2001 earnings release dated May 1, 2001.

  SIGNATURES

  Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

TRICON GLOBAL RESTAURANTS, INC. (Registrant)

Date: July 30, 2001	/s/ Brent A. Woodford Vice President and Controller (Principal Accounting Officer)

  EXHIBIT 12

  TRICON Global Restaurants, Inc.
  Ratio of Earnings to Fixed Charges Years Ended 2000-1996
  and 24 Weeks Ended June 16, 2001 and June 10, 2000
  (in millions except ratio amounts)

                                               53
                                            Weeks      ---------  52 Weeks    --------   24 Weeks Ended
                                           -------------------------------------------  ----------------
                                             2000     1999     1998     1997     1996   6/16/01  6/10/00
                                           -------  -------  -------  -------  -------  -------  -------
Earnings:
Pretax income from continuing operations
  before cumulative effect of accounting
  changes(a)                                  684    1,038      756      (35)      72      315      380

Minorities interests in consolidated
  subsidiaries                                  -        -        -        -       (1)       -        -

Unconsolidated affiliates' interests,
  net(a)                                      (13)     (12)     (10)      (3)      (6)      (2)      (7)

Interest expense(a)                           190      218      291      290      310       84       89

Interest portion of net rent expense(a)        87       90      105      118      116       37       39
                                           -------  -------  -------  -------  -------  -------  -------
Earnings available for fixed charges          948    1,334    1,142      370      491      434      501
                                           =======  =======  =======  =======  =======  =======  =======
Fixed Charges:
Interest Expense(a)                           190      218      291      290      310       84       89

Interest portion of net rent  expense(a)       87       90      105      118      116       37       39
                                           -------  -------  -------  -------  -------  -------  -------
Total Fixed Charges                           277      308      396      408      426      121      128
                                           =======  =======  =======  =======  =======  =======  =======
Ratio of Earnings to Fixed
  Charges(b)(c)                             3.42x    4.33x    2.88x    0.91x    1.15x    3.59x    3.91x
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
    Included the impact of unusual net credits of $2 million ($1 million after-tax) for the 24 weeks ended June 16, 2001 and unusual net charges of $76 million ($49 million after-tax) for the 24 weeks ended June 10, 2000. The full year impact was $204 million ($129 million after-tax) in 2000, $51 million ($29 million after-tax) in 1999, $15 million ($3 million after-tax) in 1998, $184 million ($165 million after-tax) in 1997 and $246 million ($189 million after-tax) in 1996. Excluding the impact of the unusual items, the ratio of earnings to fixed charges would have been 3.58x and 4.50x for the 24 weeks ended June 16, 2001 and June 10, 2000, respectively, and 4.16x, 4.49x, 2.92x, 1.36x and 1.73x for the fiscal years ended 2000, 1999, 1998, 1997 and 1996, respectively.
    For the fiscal year December 27, 1997, earnings were insufficient to cover fixed charges by approximately $38 million. Earnings in 1997 includes a charge of $530 million ($425 million after-tax) taken in the fourth quarter to refocus our business.

  EXHIBIT 15

  Accountants' Acknowledgment

  The Board of Directors
  TRICON Global Restaurants, Inc.:

  We hereby acknowledge our awareness of the use of our report dated July 25, 2001 included within the Quarterly Report on Form 10-Q of TRICON Global Restaurants, Inc. for the twelve and twenty-four weeks ended June 16, 2001, and incorporated by reference in the following Registration Statements:

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
  July 30, 2001