Form 10-Q
period 2001-09-08
TRICON GLOBAL RESTAURANTS INC
filed 2001-10-22
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 8, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ×   No

     The number of shares outstanding of the Registrant's Common Stock as of October 15, 2001 was 145,849,571 shares

TRICON GLOBAL RESTAURANTS, INC.

INDEX

		Page No.
Part I.	Financial Information

	Financial Statements

	Condensed Consolidated Statements of Income - 12 and 36 weeks ended September 8, 2001 and September 2, 2000	3

	Condensed Consolidated Statements of Cash Flows - 36 weeks ended September 8, 2001 and September 2, 2000	4

	Condensed Consolidated Balance Sheets - September 8, 2001 and December 30, 2000	5

	Notes to Condensed Consolidated Financial Statements	6

	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

	Independent Accountants' Review Report	35

Part II.	Other Information and Signatures

	Item 1 - Legal Proceedings	36

	Item 6 - Exhibits and Reports on Form 8-K	36

	Signatures	37

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions, except per share data - unaudited)

                                                12 Weeks Ended               36 Weeks Ended
                                           -------------------------   -------------------------
                                            9/08/01       9/02/00       9/08/01       9/02/00
                                           -----------   -----------   -----------   -----------
Revenues
Company sales                              $   1,449     $   1,470     $   4,191     $   4,375
Franchise and license fees                       191           188           560           536
                                           -----------   -----------   -----------   -----------
                                               1,640         1,658         4,751         4,911
                                           -----------   -----------   -----------   -----------
Costs and Expenses, net
Company restaurants
  Food and paper                                 457           455         1,309         1,345
  Payroll and employee benefits                  391           395         1,152         1,212
  Occupancy and other operating expenses         388           393         1,125         1,153
                                           -----------   -----------   -----------   -----------
                                               1,236         1,243         3,586         3,710
General and administrative expenses              188           200           585           576
Other (income) expense                            (6)           (6)          (15)          (21)
Facility actions net (gain)                       (9)           (3)          (25)         (116)
Unusual items                                      -            92            (2)          168
                                           -----------   -----------   -----------   -----------
Total costs and expenses, net                  1,409         1,526         4,129         4,317
                                           -----------   -----------   -----------   -----------
Operating Profit                                 231           132           622           594
Interest expense, net                             36            39           112           121
                                           -----------   -----------   -----------   -----------
Income Before Income Taxes                       195            93           510           473

Income Tax Provision                              71            34           182           188
                                           -----------   -----------   -----------   -----------
Net Income                                 $     124     $      59     $     328     $     285
                                           ===========   ===========   ===========   ===========
Basic Earnings Per Common Share            $    0.84     $    0.41     $    2.23     $    1.94
                                           ===========   ===========   ===========   ===========
Diluted Earnings Per Common Share          $    0.81     $    0.40     $    2.16     $    1.91
                                           ===========   ===========   ===========   ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions - unaudited)

                                                                 36 Weeks Ended
                                                           -----------------------
                                                            9/08/01       9/02/00
                                                           ----------   ----------
Cash Flows - Operating Activities
Net Income                                                 $    328     $    285
Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                               243          245
    Facility actions net (gain)                                 (25)        (116)
    Unusual items                                                (6)         148
    Other liabilities and deferred credits                      (10)           6
    Deferred income taxes                                       (22)         (37)
    Other non-cash charges and credits, net                      14           32
Changes in operating working capital, excluding
   effects of acquisitions and dispositions:
    Accounts and notes receivable                                91         (238)
    Inventories                                                  (5)         (68)
    Prepaid expenses and other current assets                    (5)          (6)
    Accounts payable and other current liabilities              (55)          75
    Income taxes payable                                         86           22
                                                           ----------   ----------
    Net change in operating working capital                     112         (215)
                                                           ----------   ----------
Net Cash Provided by Operating Activities                       634          348
                                                           ----------   ----------
Cash Flows - Investing Activities
Capital spending                                               (360)        (313)
Proceeds from refranchising of restaurants                       73          240
Acquisition of restaurants                                     (102)         (27)
AmeriServe funding, net                                           -          (21)
Short-term investments                                           (2)         (17)
Sales of property, plant and equipment                           15           35
Other, net                                                       35           (8)
                                                           ----------   ----------
Net Cash Used In Investing Activities                          (341)        (111)
                                                           ----------   ----------
Cash Flows - Financing Activities
Proceeds from Senior Unsecured Notes                            842            -
Revolving Credit Facility activity, by original maturity
  Three months or less, net                                    (872)          45
Proceeds from long-term debt                                      1            3
Repayments of long-term debt                                   (256)         (72)
Short-term borrowings-three months or less, net                 119            7
Repurchase shares of common stock                               (98)        (216)
Other, net                                                       22           24
                                                           ----------   ----------
Net Cash Used In Financing Activities                          (242)        (209)
                                                           ----------   ----------
Effect of Exchange Rate on Cash and Cash Equivalents              -           (2)
                                                           ----------   ----------
Net Increase in Cash and Cash Equivalents                        51           26
Cash and Cash Equivalents - Beginning of Period                 133           89
                                                           ----------   ----------
Cash and Cash Equivalents - End of Period                  $    184     $    115
                                                           ==========   ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions)

                                                             9/08/01        12/30/00
                                                           ------------   -----------
                                                            (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                  $      184     $     133
Short-term investments, at cost                                    65            63
Accounts and notes receivable, less allowance: $84
   in 2001 and $82 in 2000                                        207           302
Inventories                                                        54            47
Prepaid expenses and other current assets                          92            68
Deferred income taxes                                              76            75
                                                           ------------   -----------
   Total Current Assets                                           678           688

Property, Plant and Equipment, net                              2,665         2,540
Intangible Assets, net                                            474           419
Investments in Unconsolidated Affiliates                          224           257
Other Assets                                                      328           245
                                                           ------------   -----------
   Total Assets                                            $    4,369     $   4,149
                                                           ============   ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and other current liabilities             $      961     $     978
Income taxes payable                                              233           148
Short-term borrowings                                             214            90
                                                           ------------   -----------
   Total Current Liabilities                                    1,408         1,216

Long-term Debt                                                  2,159         2,397
Other Liabilities and Deferred Credits                            863           848
Deferred Income Taxes                                               -            10
                                                           ------------   -----------
   Total Liabilities                                            4,430         4,471
                                                           ------------   -----------

Shareholders' Deficit
Preferred stock, no par value, 250 shares authorized;
   no shares issued                                                 -             -
Common stock, no par value, 750 shares authorized;
   146 shares and 147 shares issued in 2001
   and 2000, respectively                                       1,071         1,133
Accumulated deficit                                              (950)       (1,278)
Accumulated other comprehensive income                           (182)         (177)
                                                           ------------   -----------
   Total Shareholders' Deficit                                    (61)         (322)
                                                           ------------   -----------
      Total Liabilities and Shareholders' Deficit          $    4,369     $   4,149
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

  In our opinion, the accompanying Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with our 2000 Form 10-K, our financial position as of September 8, 2001, and the results of our operations for the 12 and 36 weeks ended September 8, 2001 and September 2, 2000 and cash flows for the 36 weeks ended September 8, 2001 and September 2, 2000. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

  Interest Rates

  We enter into interest rate swaps, collars and forward rate agreements with the objective of reducing our exposure to interest rate risk for a portion of our debt. At September 8, 2001 and December 30, 2000 we had outstanding pay-variable interest rate swaps with notional amounts of $350 million. These swaps have been designated as fair value hedges of a portion of our fixed-rate debt and have been determined to be completely effective in offsetting the changes in the fair value of that debt due to interest rate fluctuations. The fair value of these swaps as of September 8, 2001 was approximately $43 million and has been included in Other Assets. The portion of this fair value which has not yet been recognized as a reduction to interest expense (approximately $35 million at September 8, 2001) has been included in Long-term Debt.

  At September 8, 2001 and December 30, 2000, we also had outstanding pay-fixed interest rate swaps with notional amounts of $100 million and $450 million, respectively. These swaps have been designated as cash flow hedges of a portion of our variable-rate debt and have been determined to be completely effective in offsetting the variability in cash flows associated with interest payments on that debt due to interest rate fluctuations.

  Foreign Exchange

  We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated financial instruments, the majority of which are intercompany short-term receivables and payables. The notional amount and maturity dates of these contracts match those of the underlying receivables or payables. We also enter into foreign currency forward contracts to reduce our cash flow volatility associated with certain forecasted foreign currency denominated royalties. These forward contracts have historically been short-term in nature, with termination dates matching forecasted settlement dates of the receivables or payables or cash receipts from royalties within the next twelve months. For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item, both of which are based on forward rates. No ineffectiveness was recognized for the 12 and 36 weeks ended September 8, 2001 for those foreign currency forward contracts designated as cash flow hedges.

  Commodities

  We also utilize on a limited basis commodity futures and options contracts to mitigate our exposure to commodity price fluctuations over the next twelve months. Those contracts have not been designated as hedges under SFAS 133. Open commodity future and options contracts are not significant as of September 8, 2001, nor were they significant as of the adoption of SFAS 133 on December 31, 2000.

  Deferred Amounts in Accumulated Other Comprehensive Income

  As of September 8, 2001, we had a net deferred loss associated with cash flow hedges that was less than $1 million, net of tax. Of this amount, we estimate that a net after-tax gain of approximately $1 million will be reclassified into earnings through September 7, 2002. The remaining net after-tax loss of approximately $1 million, which arose from the settlement of treasury locks entered into prior to the issuance of certain amounts of our fixed rate debt, will be reclassified into earnings from September 8, 2002 through 2011 as an increase to interest expense on this debt.

  New Accounting Pronouncements Not Yet Adopted

  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. The provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

  In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. SFAS 142 will be effective for the Company beginning fiscal year 2002.

  The Company's business combinations have historically consisted primarily of acquiring restaurants from our franchisees and have been accounted for using the purchase method of accounting. The primary intangible asset to which we have generally allocated value in these business combinations is reacquired franchise rights. We have determined that reacquired franchise rights do not meet the criteria of SFAS 141 to be recognized as an asset apart from goodwill. However, we are evaluating the impact of SFAS 141 and SFAS 142 on our other intangibles and have also not yet determined whether any impairment of goodwill or other indefinite-lived intangibles is required under the provisions of SFAS 142. Until these determinations are made, it is not practicable to reasonably estimate the overall impact of adopting SFAS 141 and SFAS 142 on the Company's Financial Statements.

  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which will be effective for the Company beginning fiscal year 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. SFAS 144 will be effective for the Company for the fiscal year 2002. We have not yet determined the impact of adopting SFAS 143 or SFAS 144 on the Company's Financial Statements.

  Earnings Per Common Share ("EPS")

                                                     12 Weeks Ended             36 Weeks Ended
                                                -----------------------   -----------------------
                                                 9/08/01      9/02/00      9/08/01      9/02/00
                                                ----------   ----------   ----------   ----------
Net income                                      $    124     $     59     $    328     $    285
                                                ==========   ==========   ==========   ==========
Basic EPS:
Weighted-average common shares outstanding           147          146          147          147
                                                ==========   ==========   ==========   ==========
Basic EPS                                       $   0.84     $   0.41     $   2.23     $   1.94
                                                ==========   ==========   ==========   ==========
Diluted EPS:
Weighted-average common shares outstanding           147          146          147          147
Shares assumed issued on exercise of dilutive
   share equivalents                                  27           14           27           18
Shares assumed purchased with proceeds of
   dilutive share equivalents                        (21)         (13)         (22)         (16)
                                                ----------   ----------   ----------   ----------
Shares applicable to diluted earnings                153          147          152          149
                                                ==========   ==========   ==========   ==========
Diluted EPS                                     $   0.81     $   0.40     $   2.16     $   1.91
                                                ==========   ==========   ==========   ==========

  Unexercised employee stock options to purchase approximately 3.1 million and 3.5 million shares of our Common Stock for the 12 and 36 weeks ended September 8, 2001, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the 12 and 36 weeks ended September 8, 2001.

  Unexercised employee stock options to purchase approximately 16.2 million and 11.8 million shares of our Common Stock for the 12 and 36 weeks ended September 2, 2000, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the 12 and 36 weeks ended September 2, 2000.

  Comprehensive Income

  Comprehensive income was as follows:

                                                     12 Weeks Ended            36 Weeks Ended
                                              ------------------------- -------------------------
                                               9/08/01      9/02/00       9/08/01      9/02/00
                                              ----------   ----------   ----------   ------------

Net income                                    $    124     $     59     $     328    $     285
Foreign currency translation adjustment
   arising during the period                        (3)          (4)           (8)         (20)
Reclassification of foreign currency
   translation adjustment                            -            -             3            -
Changes in fair value of derivatives                 2            -             7            -
Reclassification of derivative gains to net
   income                                           (2)           -            (7)           -
                                              ----------   ----------   ----------   ------------
Total comprehensive income                    $    121     $     55     $     323    $     265
                                              ==========   ==========   ==========   ============

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
                                                        12 Weeks Ended           36 Weeks Ended
                                                   ---------------------   -----------------------
                                                    9/08/01     9/02/00     9/08/01     9/02/00
                                                   ---------   ---------   ---------   -----------
Refranchising (gains)losses(a)(b)                  $   (14)    $    (5)    $   (49)    $    (126)
Store closure costs                                      4           1          10             4
Impairment charges for stores that will continue
   to be used in the business                            -           -           9             4
Impairment charges for stores to be closed               1           1           5             2
                                                   ---------   ---------   ---------   -----------
Facility actions net (gain)                        $    (9)    $    (3)    $   (25)    $    (116)
                                                   =========   =========   =========   ===========

United States                                      $    (9)    $   (10)    $   (25)    $    (122)
International                                            -           7           -             6
                                                   ---------   ---------   ---------   -----------
                                                   $    (9)    $    (3)    $   (25)    $    (116)
                                                   =========   =========   =========   ===========
    Includes initial franchise fees of $3 million and $1 million for the 12 weeks ended September 8, 2001 and September 2, 2000, respectively, and $6 million and $13 million for the 36 weeks ended September 8, 2001 and September 2, 2000, respectively.
    Includes $12 million of previously deferred refranchising gains for the 12 and 36 weeks ended September 8, 2001.

  The following table summarizes Company sales and restaurant margin for the quarter and year-to-date related to stores held for disposal at September 8, 2001 or disposed of through refranchising or closure during 2001 and 2000. Restaurant margin represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses. These amounts do not include the impact of Company stores that have been contributed to unconsolidated affiliates.

                                                           12 Weeks Ended        36 Weeks Ended
                                                   ---------------------   -----------------------
                                                    9/08/01     9/02/00     9/08/01     9/02/00
                                                   ---------   ---------   ---------   -----------
Stores held for disposal at September 8, 2001 or
disposed of in 2001:
   Sales                                           $     6     $    64     $    86     $   192
   Restaurant margin                                     -           8           8          25

Stores disposed of in 2000:
   Sales                                                       $    66                 $   314
   Restaurant margin                                                 8                      42

  Unusual Items

  Unusual net charges of $92 million and $168 million in the third quarter and year-to-date 2000, respectively, are primarily due to costs related to AmeriServe Food Distribution, Inc.'s ("AmeriServe") bankruptcy reorganization process, as more fully discussed in our 2000 Form 10-K, costs to defend certain wage and hour litigation and expenses related to the formation of a new unconsolidated affiliate in Canada.

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

  At September 8, 2001, we had unused Revolving Credit Facility borrowings available aggregating $2.6 billion, net of outstanding letters of credit of $0.2 billion. At September 8, 2001, the weighted average interest rate on our Credit Facilities was 5.2%, which included the effects of associated interest rate swaps.

  At September 8, 2001, long-term debt included approximately $35 million resulting from SFAS 133 which is more fully discussed in Note 2.

  Interest expense on short-term borrowings and long-term debt was $39 million and $42 million for the 12 weeks ended September 8, 2001 and September 2, 2000, respectively, and $123 million and $131 million for the 36 weeks ended September 8, 2001 and September 2, 2000, respectively. As more fully discussed in our 2000 Form 10-K, interest expense on incremental borrowings related to the AmeriServe bankruptcy reorganization process was included in unusual items for 2000.

  In April 2001, we issued $200 million of 8.5% Senior Unsecured Notes due April 15, 2006 and $650 million of 8.875% Senior Unsecured Notes (collectively referred to as the "Notes") due April 15, 2011 under a shelf registration statement previously filed with the Securities and Exchange Commission. The net proceeds from the issuance of the Notes were used to reduce amounts outstanding under the Credit Facilities. Interest is payable April 15 and October 15 commencing on October 15, 2001.

  Reportable Operating Segments

                                                         Revenues
                                    -------------------------------------------------
                                         12 Weeks Ended           36 Weeks Ended
                                    -----------------------  ------------------------
                                     9/08/01      9/02/00     9/08/01      9/02/00
                                    -----------  ----------  ----------  ------------
United States                       $   1,126    $   1,166   $   3,320   $   3,501
International                             514          492       1,431       1,410
                                    -----------  ----------  ----------  ------------
                                    $   1,640    $   1,658   $   4,751   $   4,911
                                    ===========  ==========  ==========  ============

                                            Operating Profit; Interest Expense, Net;
                                                 and Income Before Income Taxes
                                    -------------------------------------------------
                                          12 Weeks Ended             36 Weeks Ended
                                    -----------------------  ------------------------
                                     9/08/01      9/02/00     9/08/01     9/02/00
                                    -----------  ----------  ----------  ------------
United States                       $     171    $     191   $     483   $     537
International                              82           76         214         219
Unallocated and corporate expenses        (31)         (45)       (100)       (110)
Foreign exchange net (loss)                 -           (1)         (2)          -
Facility actions net gain                   9            3          25         116
Unusual items                               -          (92)          2        (168)
                                    -----------  ----------  ----------  ------------
Total operating profit                    231          132         622         594
Interest expense, net                     (36)         (39)       (112)       (121)
                                    -----------  ----------  ----------  ------------
Income before income taxes          $     195    $      93   $     510   $     473
                                    ===========  ==========  ==========  ============

                                      Identifiable Assets
                                    -----------------------
                                     9/08/01      12/30/00
                                    -----------  ----------
United States                       $   2,492    $   2,400
International                           1,657        1,501
Corporate(a)                              220          248
                                    -----------  ----------
                                    $   4,369    $   4,149
                                    ===========  ==========

                                      Long-Lived Assets(b)
                                    -----------------------
                                     9/08/01      12/30/00
                                    -----------  ----------
United States                       $   2,181    $   2,101
International                             919          828
Corporate                                  39           30
                                    -----------  ----------
                                    $   3,139    $   2,959
                                    ===========  ==========
    Primarily includes fair value of derivative instruments, Property, Plant and Equipment related to our office facilities, accounts receivable arising from the AmeriServe bankruptcy reorganization process, as further discussed in Note 11, tax-related assets and unamortized debt issuance costs.
    Includes Property, Plant and Equipment, net and Intangible Assets, net.

  Share Repurchase Program

  In February 2001, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase, over a two-year period, up to $300 million, excluding applicable transaction fees, of our outstanding Common Stock. During the 36 weeks ended September 8, 2001, we repurchased approximately 2.3 million shares for approximately $98 million at an average price per share of approximately $42. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions, at the discretion of the Company.

  In 1999, our Board of Directors authorized the repurchase of up to $350 million, excluding applicable transaction fees, of our outstanding Common Stock. This Share Repurchase Program was completed in the second quarter of 2000. During the first and second quarters of 2000, we repurchased approximately 6.4 million shares for $216 million at an average price per share of approximately $34.

  Supplemental Cash Flow Data

                                                                36 Weeks Ended
                                                          ------------------------
                                                           9/08/01      9/02/00
                                                          ----------   -----------
Cash Paid for:
   Interest                                               $     95     $    112
   Income taxes                                                 67          160

Significant Non-Cash Investing and Financing
   Activities:
   Issuance of promissory note to acquire an
      unconsolidated affiliate                            $      -     $     25
   Contribution of non-cash net assets to an
      unconsolidated affiliate                                  21           70
   Assumption of liabilities in connection with
      an acquisition                                            36            -
   Fair market value of non-cash assets received
      in connection with an acquisition                          9            -
   Capital lease obligations incurred to acquire assets         14            -
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

  During the AmeriServe bankruptcy reorganization process, we took a number of actions to ensure continued supply to our restaurant system. These actions resulted in a total net expense of $170 million in 2000, which was recorded as unusual items. We incurred no incremental net expense in connection with the AmeriServe bankruptcy reorganization process and POR during the third quarter or year-to-date 2001. Moreover, based upon the actions contemplated by the POR which have been completed to date and other currently available information, we believe the ultimate cost of the AmeriServe bankruptcy reorganization process will not materially exceed the amounts already provided through the end of 2000.

  Under the terms of the POR, TRICON is entitled to proceeds from the liquidation of AmeriServe's remaining inventory, accounts receivable and certain other assets (the "Residual Assets"). We have currently estimated these proceeds, net of recoveries to date, to be approximately $24 million which we have recorded as a receivable from the AmeriServe bankruptcy estate. We expect that these proceeds will be primarily realized over the remainder of 2001.

  The POR also grants TRICON a priority right to proceeds (up to a maximum of $220 million) from certain litigation claims and causes of action held by the AmeriServe bankruptcy estate, including certain avoidance and preference actions. We expect that any such proceeds, the ultimate potential amounts of which are not yet reasonably estimable, will be primarily realized over the next six to eighteen months. These recoveries will be recorded as unusual items as they are realized.

  During the bankruptcy reorganization process, to help ensure that our supply chain remained open, we purchased supplies directly from suppliers for use in our restaurants, as well as for resale to our franchisees and licensees who previously purchased supplies from AmeriServe (the "Temporary Direct Purchase Program" or "TDPP"). Operations under the TDPP ceased on November 30, 2000, the date on which McLane purchased AmeriServe's U.S. distribution business. At September 8, 2001, our net remaining receivables from franchisees and licensees for sales of supplies under the TDPP were not significant. The Company intends to vigorously pursue collection of the remaining receivables.

  Other Commitments and Contingencies

  Contingent Liabilities

  We were directly or indirectly contingently liable in the amounts of $385 million and $401 million at September 8, 2001 and December 30, 2000, respectively, for certain lease assignments and guarantees. At September 8, 2001, $295 million represented contingent liabilities to lessors as a result of assigning our interest in and obligations under real estate leases as a condition to the refranchising of certain Company restaurants and the contribution of certain Company restaurants to unconsolidated affiliates. The $295 million represented the present value of the minimum payments of the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases was $441 million. The remaining amounts of the contingent liabilities primarily relate to our guarantees to support financial arrangements of franchisees and certain unconsolidated affiliates. The contingent liabilities related to financial arrangements of franchisees include partial guarantees of franchisee loan pools originated primarily in connection with the Company's refranchising programs. In support of these guarantees, we have posted $32.4 million of letters of credit. Also, TRICON provides a standby letter of credit under which TRICON could potentially be required to fund a portion (up to $25 million) of one of the franchisee loan pools discussed above. Any such funding under these letters of credit would be secured by franchisee loan collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to refranchising (gains) losses.

  Insurance Programs

  We are currently self-insured for a portion of our current and prior years' losses related to workers' compensation, general liability and automobile liability insurance programs (collectively, "casualty loss(es)") as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to certain maximum per occurrence or aggregate loss limits negotiated with our insurance carriers or to fully insure those risks. For fiscal years 2001 and 2000, we have bundled our risks for casualty losses, property losses and various other insurable risks into one risk pool with a single maximum loss limit. Losses in excess of the single maximum loss limit are covered under reinsurance agreements. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by our independent actuary.

  Due to the inherent volatility of our property and actuarially determined casualty loss estimates, it is reasonably possible that we could experience changes in estimated losses which could be material to our growth in quarterly and annual net income. We believe that we have recorded our reserves for casualty losses at a level which has substantially mitigated the potential negative impact of adverse developments and/or volatility.

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

  On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. ("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A trial date of November 2, 1999 was set. However, on November 1, 1999, the Court issued a proposed order postponing the trial and establishing a pre-trial claims process. The final order regarding the claims process was entered on January 14, 2000. Taco Bell moved for certification of an immediate appeal of the Court-ordered claims process and requested a stay of the proceedings. This motion was denied on February 8, 2000. Taco Bell appealed this decision to the Supreme Court of Oregon and the Court denied Taco Bell's Writ of Mandamus on March 21, 2000. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. A Court ordered pre-trial claims process went forward, and hearings were held to determine potential damages for claimants employed or previously employed in selected Taco Bell restaurants. After the initial hearings, the damage claims hearings were discontinued. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. The Court has scheduled a damages trial date of January 7, 2002. Taco Bell has filed several pre-trial motions relating to the form of trial and evidence to be admitted at the damages trial or trials. Hearings on these motions will be held in late October 2001. A number of procedural issues, including possible appeals, remain to determine the ultimate damages in this matter.

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

  On October 2, 1996, a class action lawsuit against Taco Bell Corp., entitled Mynaf, et al. v. Taco Bell Corp., was filed in the Superior Court of the State of California of the County of Santa Clara. The lawsuit was filed by two former restaurant general managers and two former assistant restaurant general managers purporting to represent all current and former Taco Bell restaurant general managers and assistant restaurant general managers in California. The lawsuit alleged violations of California wage and hour laws involving unpaid overtime wages, and violations of the State Labor Code's record-keeping requirements. The complaint also included an unfair business practices claim. Plaintiffs claimed individual damages ranging from $10,000 to $100,000 each. On September 17, 1998, the court certified a class of approximately 3,000 current and former assistant restaurant general managers and restaurant general managers. Taco Bell petitioned the appellate court to review the trial court's certification order. The petition was denied on December 31, 1998. Taco Bell then filed a petition for review with the California Supreme Court, and the petition was subsequently denied. Class notices were mailed on August 31, 1999 to over 3,400 class members. Trial began on January 29, 2001. Before conclusion of the trial, the parties reached an agreement to settle this matter, and entered into a stipulation of discontinuance of the case. This settlement agreement was approved by the court on September 21, 2001. We have previously provided for the costs of this settlement as unusual items.

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

  On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. ("Wrench") was filed in the United States District Court for the Western District of Michigan. The lawsuit alleges that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. Plaintiffs seek to recover damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit (the "Court of Appeals"), and oral arguments were held on September 20, 2000. On July 6, 2001, the Court of Appeals reversed the District Court's judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell's petition to the Court of Appeals for a rehearing en banc was denied in early October, 2001, but the Court granted Taco Bell's motion to stay the remand to the District Court. Taco Bell intends to prepare and file a Petition for Certiorari with the United States Supreme Court. In the event that the ruling of the Court of Appeals stands, the Wrench plaintiffs will be allowed to bring their claims to trial.

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

  In addition, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of September 8, 2001, PepsiCo remains liable for approximately $111 million related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

  Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although

  PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through September 8, 2001, there have not been any determinations made by PepsiCo where we would have reached a different determination.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON," or the "Company") is comprised of the worldwide operations of KFC, Pizza Hut and Taco Bell (the "Concepts") and is the world's largest quick service restaurant ("QSR") company based on the number of system units. The following Management's Discussion and Analysis ("MD&A") should be read in conjunction with the unaudited Condensed Consolidated Financial Statements ("Financial Statements"), the Cautionary Statements and our annual report on Form 10-K/A for the fiscal year ended December 30, 2000 ("2000 Form 10-K"). All Note references herein refer to the accompanying notes to the Financial Statements.

Throughout MD&A, we make reference to ongoing operating profit which represents operating profit excluding the impact of facility actions net (gain) and unusual items. See Note 6 for a discussion of these exclusions. We use ongoing operating profit as a key performance measure of our results of operations for purposes of evaluating performance internally and as the base to forecast future performance. Ongoing operating profit is not a measure defined by accounting principles generally accepted in the U.S. and should not be considered in isolation or as a substitution for measures of performance in accordance with accounting principles generally accepted in the U.S.

New Accounting Pronouncements Not Yet Adopted

See Note 3.

Significant Known Events, Trends or Uncertainties Expected to Impact 2001 Comparisons with 2000

The following factors impacted comparability of operating performance for the quarter and year-to-date ended September 8, 2001 to the quarter and year-to-date ended September 2, 2000 or could impact comparisons for the remainder of 2001. Certain of these factors were previously discussed in our 2000 Form 10-K.

AmeriServe Bankruptcy Reorganization Process

See Note 11 and our 2000 Form 10-K for a discussion of the impact of the AmeriServe Food Distribution, Inc. ("AmeriServe") bankruptcy reorganization process on the Company.

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

As previously disclosed, FRANMAC, an association representing U.S. Taco Bell franchisees, together with TRICON, reached an agreement with Taco Bell's taco shell suppliers under which those suppliers have provided $60 million to Taco Bell franchisees. These funds, which are intended to assist Taco Bell franchisees to partially recover lost sales in the wake of marketplace confusion following the Kraft taco shell recall described above, have been distributed on a pro rata basis to franchisee operators based on their number of restaurants. As part of the agreement, FRANMAC, TRICON and the taco shell suppliers intend to jointly seek damages from those parties responsible for the introduction of the GM corn into the U.S. supply chain.

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

In the fourth quarter of 2000, Taco Bell established a $15 million loan program to assist certain franchisees. All fundings had been advanced by the end of the first quarter of 2001, and the resulting notes receivable are included in Other Assets. Additionally, Taco Bell is in various stages of discussions with a number of Taco Bell franchisees and their lenders. We believe that many of these franchisees will require various types of business and/or financial restructuring, which includes the purchase of some franchised restaurants by Taco Bell. Through September 2001, restructurings have been completed for approximately 700 restaurants. In addition, Taco Bell has acquired 120 restaurants through September 8, 2001 in connection with these restructurings.

The Company charged expenses of $3 million in the quarter and $16 million year-to-date to ongoing operating profit related to allowances for doubtful franchise and license fee receivables. These costs were reported as general and administrative expenses. On an ongoing basis, we assess our exposure from franchise-related risks, which include estimated uncollectibility of accounts receivable related to franchise and license fees, contingent lease liabilities, guarantees to support certain third party financial arrangements with franchisees and potential claims by franchisees. The contingent lease liabilities and guarantees are more fully discussed in the Contingent Liabilities section of Note 11. Although the ultimate impact of these franchise financial issues cannot be predicted with certainty at this time, we have provided for our current estimate of the probable exposure to the Company as of September 8, 2001. It is reasonably possible that there will be additional costs which could be material to quarterly or annual results of operations, financial condition or cash flows.

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

Unusual Items

We had unusual net charges of $92 million and $168 million in the quarter and year-to-date 2000, respectively. See Note 6 for a discussion of our unusual items.

Change in Casualty Loss Estimates

Due to the inherent volatility of our actuarially-determined casualty loss estimates, it is reasonably possible that we will experience changes in estimated losses which could be material to our growth in ongoing operating profit in 2001. See Note 11 for a discussion of our insurance programs.

Impact of New Unconsolidated Affiliates

Consistent with our strategy to focus our capital on key international markets, we formed new ventures in Canada and Poland with our largest franchisee in each market. The venture in Canada was formed in the third quarter of 2000 and the venture in Poland was effective in the first quarter of 2001. The Canadian venture operates over 650 stores and the Poland venture operates approximately 100 stores. We did not record any gain or loss on the transfer of assets to these new ventures.

Previously, the results from the restaurants we contributed to these ventures were consolidated. The impact of these transactions on operating results is similar to the impact of our refranchising activities, which is described in the Store Portfolio Strategy section below. Consequently, these transactions resulted in a decline in our Company sales, restaurant margin dollars and general and administrative expenses ("G&A") as well as higher franchise fees. We also record equity income (losses) from investments in unconsolidated affiliates ("equity income") and higher franchise fees in Canada since the royalty rate was increased for those stores contributed by our partner to the venture. The formation of these ventures did not have a significant net impact on ongoing operating profit in the quarter and year-to-date ended September 8, 2001.

Impact of the Consolidation of an Unconsolidated Affiliate

At the beginning of 2001, we consolidated a previously unconsolidated affiliate in our Financial Statements as a result of a change in our intent to temporarily retain control of this affiliate. This change resulted in higher Company sales, restaurant margin dollars and G&A as well as decreased franchise fees and equity income. This previously unconsolidated affiliate operates 116 stores.

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

We have Company and franchised businesses in the adopting member countries, which are preparing for the conversion. To date, expenditures associated with our conversion efforts have been relatively insignificant, totaling approximately $2 million. These expenditures have been concentrated mainly on consulting expenses for initial impact studies and head office accounting systems. We currently estimate that the total spending over the transition period will be approximately $5 million related to the conversion in the EMU member countries in which we operate stores. Approximately 30% of these expenditures relate to capital expenditures for new point-of-sale and back-of-restaurant hardware and software to accommodate Euro-denominated transactions. We believe that adoption of the Euro by the United Kingdom would significantly increase this estimate due to the size of our businesses there relative to our aggregate businesses in the adopting member countries in which we operate.

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

Store Portfolio Strategy

Since 1995, we have been strategically reducing our share of total system units by selling Company restaurants to existing and new franchisees where their expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and International markets. This portfolio-balancing activity has reduced our reported revenues and restaurant profits and has increased the importance of system sales as a key performance measure. We expect to substantially complete our refranchising program in 2001.

The following table summarizes our refranchising activities:

                                                 12 Weeks Ended          36 Weeks Ended
                                             ----------------------  ----------------------
                                              9/08/01     9/02/00     9/08/01     9/02/00
                                             ----------  ----------  ----------  ----------

Number of units refranchised                        37          48         193         479
Refranchising proceeds, pre-tax              $      11   $      30   $      73   $     240
Refranchising gains, pre-tax(a)              $      14   $       5   $      49   $     126
  Includes $12 million of previously deferred refranchising gains for the 12 and 36 weeks ended September 8, 2001.

In addition to our refranchising program, we have been closing restaurants over the past several years. Restaurants closed include poor performing restaurants, restaurants that are relocated to a new site within the same trade area or U.S. Pizza Hut delivery units consolidated with a new or existing dine-in traditional store within the same trade area.

The following table summarizes Company store closure activities:

                                                 12 Weeks Ended          36 Weeks Ended
                                             ----------------------  ----------------------
                                              9/08/01     9/02/00     9/08/01     9/02/00
                                             ----------  ----------  ----------  ----------

Number of units closed                              67          47         168         132
Store closure costs                          $       4   $       1   $      10   $       4
Impairment charges for stores to be closed   $       1   $       1   $       5   $       2

The impact on ongoing operating profit arising from our refranchising and store closure initiatives as well as the contribution of Company stores to new unconsolidated affiliates as described in the Impact of New Unconsolidated Affiliates section, represents the net of (a) the estimated reduction in Company sales, restaurant margin and G&A; (b) the estimated increase in franchise fees; and (c) the increase or decrease in equity income. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2000 and are no longer operated by us as of September 8, 2001.

The following table summarizes the estimated impact on revenue of refranchising, store closures and the contribution of Company stores to unconsolidated affiliates:

                                                       12 Weeks Ended 9/08/01
                                             -----------------------------------------
                                                U.S.       International    Worldwide
                                             -----------  --------------  ------------
Reduced sales                                $     (98)   $     (62)      $    (160)
Increased franchise fees                             5            3               8
                                             -----------  --------------  ------------
Reduction in total revenues                  $     (93)   $     (59)      $    (152)
                                             ===========  ==============  ============

                                                       36 Weeks Ended 9/08/01
                                             -----------------------------------------
                                                U.S.       International    Worldwide
                                             -----------  --------------  ------------
Reduced sales                                $    (357)   $    (201)      $    (558)
Increased franchise fees                            16           11              27
                                             -----------  --------------  ------------
Reduction in total revenues                  $    (341)   $    (190)      $    (531)
                                             ===========  ==============  ============

The following table summarizes the estimated impact on ongoing operating profit of refranchising, store closures and the contribution of Company stores to unconsolidated affiliates:

                                                       12 Weeks Ended 9/08/01
                                             -----------------------------------------
                                                U.S.       International    Worldwide
                                             -----------  --------------  ------------
Decreased restaurant margin                  $     (14)   $      (7)      $     (21)
Increased franchise fees                             5            3               8
Decreased G&A                                        1            4               5
Decreased equity income                              -           (1)             (1)
                                             -----------  --------------  ------------
Decrease in ongoing operating profit         $      (8)   $      (1)      $      (9)
                                             ===========  ==============  ============

                                                       36 Weeks Ended 9/08/01
                                             -----------------------------------------
                                                U.S.       International    Worldwide
                                             -----------  --------------  ------------
Decreased restaurant margin                  $     (51)   $     (21)      $     (72)
Increased franchise fees                            16           11              27
Decreased G&A                                        5           11              16
Decreased equity income                              -           (5)             (5)
                                             -----------  --------------  ------------
Decrease in ongoing operating profit         $     (30)   $      (4)      $     (34)
                                             ===========  ==============  ============

Worldwide Results of Operations

                                    12 Weeks Ended                          36 Weeks Ended
                               ------------------------                -------------------------
                                9/08/01      9/02/00       % B(W)       9/08/01       9/02/00       % B(W)
                               -----------  -----------  ------------  -----------  ------------  ------------
System sales(a)                $   5,267    $   5,225       1          $  15,360    $   15,165        1
                               ===========  ===========                ===========  ============
Revenues
   Company sales               $   1,449    $   1,470      (1)         $   4,191    $    4,375       (4)
   Franchise and license fees        191          188       1                560           536        4
                               -----------  -----------                -----------  ------------
Total revenues                 $   1,640    $   1,658      (1)         $   4,751    $    4,911       (3)
                               ===========  ===========                ===========  ============
Company restaurant margin      $     213    $     227      (6)         $     605    $    665         (9)
                               ===========  ===========                ===========  ============
   % of Company sales              14.7%        15.4%    (0.7)  ppts.      14.4%         15.2%     (0.8) ppts.
                               ===========  ===========                ===========  ============
Ongoing operating profit       $     222    $     221       1          $     595    $      646       (8)
Facility actions net gain              9            3      NM                 25           116      (78)
Unusual items                          -          (92)     NM                  2          (168)      NM
                               -----------  -----------                -----------  ------------
Operating profit                     231          132      75                622           594        5
Interest expense, net                 36           39       5                112           121        7
Income tax provision                  71           34      NM                182           188        3
                               -----------  -----------                -----------  ------------
Net income                     $     124    $      59      NM          $     328    $      285       15
                               ===========  ===========                ===========  ============
Diluted earnings per share     $    0.81    $     0.40    100          $   2.16     $     1.91       13
                               ===========  ===========                ===========  ============
  Represents combined sales of Company, unconsolidated affiliate, franchise and license restaurants.

Worldwide Restaurant Unit Activity

                                              Unconsolidated
                                  Company        Affiliates    Franchisees    Licensees     Total
                                -----------  ---------------  --------------  ----------  ---------
 Balance at December 30, 2000       6,123          1,844           19,287        3,163      30,417
 Openings                             275             84              504          131         994
 Acquisitions                         328            (56)            (267)          (5)          -
 Refranchising                       (193)            (9)             202            -           -
 Closures                            (168)           (32)            (514)        (371)     (1,085)
 Other (a)                            (67)            93              (26)           -           -
                                -----------  ---------------  --------------  ----------  ---------
 Balance at September 8, 2001       6,298          1,924           19,186        2,918      30,326
                                ===========  ===============  ==============  ==========  =========
 % of Total                         20.8%           6.3%            63.3%         9.6%      100.0%
  Primarily includes 52 company stores and 41 franchise stores contributed to an unconsolidated affiliate.

Worldwide System Sales

System sales increased $42 million or 1% in the quarter and $195 million or 1% year-to-date, after a 3% unfavorable impact from foreign currency translation in both the quarter and year-to-date. The increases were driven by new unit development and franchisee same store sales growth partially offset by store closures.

Worldwide Revenues

Company sales decreased $21 million or 1% in the quarter, after a 1% unfavorable impact from foreign currency translation. The increase from new unit development and acquisitions of restaurants from franchisees was offset by refranchising, the contribution of Company stores to new unconsolidated affiliates and store closures.

Company sales decreased $184 million or 4% year-to-date, after a 2% unfavorable impact from foreign currency translation. The decrease primarily resulted from refranchising, the contribution of Company stores to new unconsolidated affiliates and store closures. The decrease was partially offset by new unit development and acquisitions of restaurants from franchisees.

Franchise and license fees increased approximately $3 million or 1% in the quarter, after a 3% unfavorable impact from foreign currency translation. Franchise and license fees increased approximately $24 million or 4% year-to-date, after a 3% unfavorable impact from foreign currency translation. The increases were driven by new unit development, units acquired from us and units contributed to unconsolidated affiliates. These increases were partially offset by store closures and units acquired from franchisees. Same store sales growth also contributed to the year-to-date increase.

Worldwide Company Restaurant Margin

                                             12 Weeks Ended          36 Weeks Ended
                                         ---------------------   ---------------------
                                          9/08/01     9/02/00     9/08/01     9/02/00
                                         ---------   ---------   ---------   ---------
Company sales                              100.0%      100.0%      100.0%      100.0%
Food and paper                              31.6        30.9        31.2        30.7
Payroll and employee benefits               27.0        26.9        27.5        27.7
Occupancy and other operating expenses      26.7        26.8        26.9        26.4
                                         ---------   ---------   ---------   ---------
Company restaurant margin                   14.7%       15.4%       14.4%       15.2%
                                         =========   =========   =========   =========

Restaurant margin as a percentage of sales decreased 70 basis points as compared to the third quarter of 2000. Both U.S. and International restaurant margin declined approximately 70 basis points.

Restaurant margin as a percentage of sales decreased 80 basis points year-to-date. U.S. restaurant margin declined approximately 50 basis points and International restaurant margin declined approximately 150 basis points.

Worldwide General and Administrative Expenses

G&A decreased $12 million or 6% in the quarter. The decrease was driven by lower corporate and project spending, the favorable impact from the formation of unconsolidated affiliates and refranchising. The decrease was partially offset by higher franchise support costs principally related to the financial restructuring of certain Taco Bell franchisees.

G&A increased $9 million or 2% year-to-date. The increase was driven by expenses related to the financial restructuring of certain Taco Bell franchisees, including franchise support costs and allowances for doubtful franchise and license fee receivables, and increased compensation costs. The increase was partially offset by the favorable impact from the formation of unconsolidated affiliates, refranchising and lower corporate and project spending.

Worldwide Other (Income) Expense

                                         12 Weeks Ended                  36 Weeks Ended
                                     --------------------              --------------------
                                      9/08/01    9/02/00     % B(W)     9/08/01    9/02/00     % B(W)
                                     ---------  ---------  ----------  ---------  ---------  ---------
Equity income                        $    (6)   $    (7)      (12)     $   (17)   $   (21)      (20)
Foreign exchange net loss                  -          1        NM            2          -        NM
                                     ---------  ---------              ---------  ---------
Other (income) expense               $    (6)   $    (6)        -      $   (15)   $   (21)      (30)
                                     =========  =========              =========  =========

Equity income declined $4 million or 20% year-to-date, after a 5% unfavorable impact from foreign currency translation. The decline was primarily due to equity losses in new unconsolidated affiliates and the consolidation of a previously unconsolidated affiliate. The decline was partially offset by improved operating results from our unconsolidated affiliate in the United Kingdom.

Worldwide Facility Actions Net (Gain)

We recorded facility actions net gain of $9 million and $25 million for the 12 and 36 weeks ended September 8, 2001, respectively, and $3 million and $116 million for the 12 and 36 weeks ended September 2, 2000, respectively. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 6 for a summary of facility actions net gain.

Worldwide Ongoing Operating Profit

                                         12 Weeks Ended                      36 Weeks Ended
                                     ----------------------             ----------------------
                                      9/08/01     9/02/00      % B(W)    9/08/01     9/02/00      % B(W)
                                     ----------  ----------  ---------  ----------  ----------  ---------

United States                        $    171    $    191        (11)   $    483    $    537        (10)
International                              82          76          6         214         219         (3)
Unallocated and corporate expenses        (31)        (45)       (35)       (100)       (110)        (9)
Foreign exchange net (loss)                 -          (1)        NM          (2)          -         NM
                                     ----------  ----------             ----------  ----------
Ongoing operating profit             $    222    $    221          1    $    595    $    646         (8)
                                     ==========  ==========             ==========  ==========

Quarter and year-to-date U.S. and International ongoing operating profit are discussed in the respective sections.

Unallocated corporate expenses decreased $14 million or 35% in the quarter and $10 million or 9% year-to-date. The decrease was driven by lower corporate and project spending. Lower incentive and deferred compensation costs also contributed to the decline in the quarter.

Worldwide Interest Expense, Net

                                       12 Weeks Ended                       36 Weeks Ended
                                     ----------------------             ----------------------
                                      9/08/01     9/02/00      % B(W)    9/08/01     9/02/00      % B(W)
                                     ----------  ----------  ---------  ----------  ----------  ---------
Interest expense                     $     39    $     42          5    $    123    $    131          6
Interest income                            (3)         (3)         -         (11)        (10)         4
                                     ----------  ----------             ----------  ----------
Interest expense, net                $     36    $     39          5    $    112    $    121          7
                                     ==========  ==========             ==========  ==========

The decrease in our net interest expense in the quarter and year-to-date was primarily due to a decrease in our average interest rates. As discussed in our 2000 Form 10-K, the interest expense on incremental borrowings related to the AmeriServe bankruptcy reorganization process has been included in unusual items for 2000.

Worldwide Income Taxes

                                      12 Weeks Ended         36 Weeks Ended
                                  ----------------------  ----------------------
                                   9/08/01     9/02/00     9/08/01     9/02/00
                                  ----------  ----------  ----------  ----------
Reported
   Income taxes                  $     71    $     34    $    182    $    188
   Effective tax rate                36.6%       36.2%       35.7%       39.7%
Ongoing(a)
   Income taxes                  $     61    $     67    $    158    $    201
   Effective tax rate                32.7%       37.0%       32.8%       38.3%
  Excludes the effects of facility actions net gain and unusual items. See Note 6 for a discussion of these items.

The decrease in our ongoing effective tax rate for the quarter and year-to-date was primarily attributable to a favorable change in the mix and timing of our earnings. Year-to-date, adjustments relating to prior years also contributed to the decrease.

Diluted Earnings Per Share

The components of diluted earnings per common share were as follows:

                                     12 Weeks Ended(a)       36 Weeks Ended(a)
                                  ----------------------  ----------------------
                                   9/08/01     9/02/00     9/08/01     9/02/00
                                  ----------  ----------  ----------  ----------
Ongoing operating earnings        $   0.82    $   0.77    $   2.14    $   2.17
Facility actions net gain (loss)     (0.01)       0.02        0.02        0.45
Unusual items                            -       (0.39)          -       (0.71)
                                  ----------  ----------  ----------  ----------
Net income                        $   0.81    $   0.40    $   2.16    $   1.91
                                  ==========  ==========  ==========  ==========
  See Note 4 for the number of shares used in this calculation.

U.S. Results of Operations

                                    12 Weeks Ended                              36 Weeks Ended
                               ------------------------                  ------------------------
                                9/08/01      9/02/00        % B(W)        9/08/01      9/02/00     % B(W)
                               -----------  -----------  --------------  ----------   -----------  ------------

System sales                   $   3,464    $   3,441          1         $  10,074    $   9,917       2
                               ===========  ===========                  ===========  ===========
Revenues
   Company sales               $     999    $   1,039         (4)        $   2,948    $   3,140      (6)
   Franchise and license fees        127          127          -               372          361       3
                               -----------  -----------                  -----------  -----------
Total revenues                 $   1,126    $   1,166         (3)        $   3,320    $   3,501      (5)
Company restaurant margin      $     147    $     162         (8)        $     434    $     478      (9)
                               ===========  ===========                  ===========  ===========
% of Company sales                  14.8%        15.5%      (0.7) ppts.       14.7%        15.2%   (0.5)  ppts.
                               ===========  ===========                  ===========  ===========
Ongoing operating profit       $     171    $     191        (11)        $     483    $     537     (10)
                               ===========  ===========                  ===========  ===========

U.S. Restaurant Unit Activity

                                 Company      Franchisees   Licensees        Total
                               ------------  ------------  -----------  -------------
 Balance at December 30, 2000       4,302        12,862        2,873         20,037
 Openings                              88           171          125            384
 Acquisitions                         133          (130)          (3)             -
 Refranchising                       (115)          115            -              -
 Closures                            (118)         (262)        (328)          (708)
                               ------------  ------------  -----------  -------------
 Balance at September 8, 2001       4,290        12,756        2,667         19,713
                               ============  ============  ===========  =============
 % of Total                         21.8%         64.7%        13.5%         100.0%

U.S. System Sales

System sales increased $23 million or 1% in the quarter and $157 million or 2% year-to-date. The increases were driven by new unit development partially offset by store closures. Same store sales declines at Taco Bell also partially offset the increases.

U.S. Revenues

Company sales decreased $40 million or 4% in the quarter and $192 million or 6% year-to-date. The decreases were primarily due to the impact of refranchising and store closures partially offset by new unit development and acquisitions of restaurants from franchisees.

Blended Company same store sales for our three Concepts were down 1% for the quarter. A decline in transactions was partially offset by an increase in the average guest check. Same store sales at Pizza Hut and KFC were flat. At Pizza Hut, a 2% increase in the average guest check was offset by transaction declines. At KFC, a 2% increase in transactions was offset by a lower average guest check. Same store sales at Taco Bell decreased 2%. Transaction declines of 4% were partially offset by an increase in the average guest check.

Year-to-date, blended Company same store sales for our three Concepts were flat. An increase in the average guest check was offset by transaction declines. Same store sales at Pizza Hut increased 2%, due to a higher average guest check. Same store sales at KFC increased 1%. Transaction increases of 2% were partially offset by a decrease in the average guest check. Same store sales at Taco Bell decreased 3%. Transaction declines of 6% were partially offset by an increase in the average guest check.

Franchise and license fees were flat in the third quarter. An increase from units acquired from us and new unit development was offset by store closures and Taco Bell same store sales declines.

Franchise and license fees grew $11 million or 3% year-to-date. The increase was driven by units acquired from us and new unit development. The increase was partially offset by store closures and Taco Bell same store sales declines.

U.S. Company Restaurant Margin

                                            12 Weeks Ended          36 Weeks Ended
                                         ---------------------   ---------------------
                                          9/08/01     9/02/00     9/08/01     9/02/00
                                         ---------   ---------   ---------   ---------
Company sales                              100.0%      100.0%      100.0%      100.0%
Food and paper                              29.1        28.5        28.8        28.5
Payroll and employee benefits               30.8        30.1        30.9        30.8
Occupancy and other operating expenses      25.3        25.9        25.6        25.5
                                         ---------   ---------   ---------   ---------
Restaurant margin                           14.8%       15.5%       14.7%       15.2%
                                         =========   =========   =========   =========

Restaurant margin as a percentage of sales declined 70 basis points in the quarter as compared to the third quarter of 2000. The decrease was primarily attributable to increased product costs, principally cheese, higher wage rates and the unfavorable impact of acquiring lower margin stores. The decrease was partially offset by lower occupancy and other costs and favorable pricing and product mix.

Restaurant margin as a percentage of sales declined 50 basis points year-to-date. The decrease was primarily due to increased product costs, principally cheese, and higher wage rates as well as the unfavorable impact of acquiring lower margin stores and Taco Bell volume declines. The decrease was partially offset by favorable pricing and product mix.

U.S. Ongoing Operating Profit

Ongoing operating profit decreased $20 million or 11% in the quarter. The decrease was primarily due to the unfavorable impact of refranchising and store closures, higher restaurant operating costs and higher franchise support costs principally related to the financial restructuring of certain Taco Bell franchisees. The decrease was partially offset by Company new unit development.

Ongoing operating profit decreased $54 million or 10% year-to-date. The decrease was primarily due to the unfavorable impact of refranchising and store closures, expenses related to the financial restructuring of certain Taco Bell franchisees, including franchise support costs and allowances for doubtful franchise and license receivables, and higher restaurant operating costs. The decrease was partially offset by Company new unit development.

International Results of Operations

                                    12 Weeks Ended                            36 Weeks Ended
                                ----------------------                  ----------------------
                                 9/08/01     9/02/00        % B(W)       9/08/01     9/02/00      % B(W)
                                ----------  ----------  --------------  ----------  ----------  -------------
System sales                    $   1,803   $   1,784         1         $   5,286   $   5,248        1
                                ==========  ==========                  ==========  ==========
Revenues
   Company sales                $     450   $     431         4         $   1,243   $   1,235        1
   Franchise and license fees          64          61         5               188         175        7
                                ----------  ----------                  ----------  ----------
Total revenues                  $     514   $     492         4         $   1,431   $   1,410        1
                                ==========  ==========                  ==========  ==========
Company restaurant margin       $      66   $      65         -         $     171   $     187       (9)
                                ==========  ==========                  ==========  ==========
% of Company sales                  14.5%       15.2%      (0.7) ppts.      13.7%       15.2%     (1.5) ppts.
                                ==========  ==========                  ==========  ==========
Ongoing operating profit        $      82   $      76         6         $     214   $     219       (3)
                                ==========  ==========                  ==========  ==========

International Restaurant Unit Activity

                                                      Unconsolidated
                                           Company      Affiliates     Franchisees   Licensees    Total
                                          ----------  --------------   ------------  ---------  ----------
 Balance at December 30, 2000                1,821         1,844            6,425        290      10,380
 Openings                                      187            84              333          6         610
 Acquisitions                                  195           (56)            (137)        (2)          -
 Refranchising                                 (78)           (9)              87          -           -
 Closures                                      (50)          (32)            (252)       (43)       (377)
 Other(a)                                      (67)           93              (26)         -           -
                                          ----------  --------------   ------------  ---------  ----------
Balance at September 8, 2001                 2,008         1,924            6,430        251      10,613
                                          ==========  ==============   ============  =========  ==========
% of Total                                   18.9%         18.1%            60.6%        2.4%     100.0%

  Primarily includes 52 company stores and 41 franchise stores contributed to an unconsolidated affiliate.

International System Sales

System sales increased $19 million or 1% in the quarter and $38 million or 1% year-to-date, after an 8% unfavorable impact from foreign currency translation in both the quarter and year-to-date. The increases were driven by new unit development and same store sales growth partially offset by store closures.

International Revenues

Company sales increased $19 million or 4% in the quarter, after a 6% unfavorable impact from foreign currency translation. Company sales increased $8 million or 1% year-to-date, after a 6% unfavorable impact from foreign currency translation. The increases primarily resulted from new unit development and acquisitions of restaurants from franchisees. These increases were partially offset by the contribution of Company stores to new unconsolidated affiliates and refranchising.

Franchise and license fees increased approximately $3 million or 5% in the quarter, after a 7% unfavorable impact from foreign currency translation. Franchise and license fees increased approximately $13 million or 7% year-to-date, after an 8% unfavorable impact from foreign currency translation. The increases were driven by new unit development, units contributed to unconsolidated affiliates, units acquired from us and same store sales growth. These increases were partially offset by store closures and units acquired from franchisees.

International Company Restaurant Margin

                                            12 Weeks Ended        36 Weeks Ended
                                         --------------------  --------------------
                                          9/08/01    9/02/00    9/08/01    9/02/00
                                         ---------  ---------  ---------  ---------
Company sales                              100.0%     100.0%     100.0%     100.0%
Food and paper                              37.0       36.8       37.1       36.4
Payroll and employee benefits               18.5       19.1       19.4       19.9
Occupancy and other operating expenses      30.0       28.9       29.8       28.5
                                         ---------  ---------  ---------  ---------
Restaurant margin                           14.5%      15.2%      13.7%      15.2%
                                         =========  =========  =========  =========

Restaurant margin as a percentage of sales decreased approximately 70 basis points in the quarter as compared to the third quarter of 2000. The decrease was primarily attributable to higher operating costs, unfavorable pricing and product mix and the acquisition of lower margin stores from franchisees. The decrease was partially offset by higher volumes.

Restaurant margin as a percentage of sales decreased approximately 150 basis points year-to-date. The decrease was primarily attributable to higher operating costs, product promotions and discounts and the acquisition of lower margin stores from franchisees. The decrease was partially offset by favorable pricing and product mix.

International Ongoing Operating Profit

Ongoing operating profit increased $6 million or 6% in the quarter, after an 8% unfavorable impact from foreign currency translation. The increase in ongoing operating profit was driven by new unit development.

Year-to-date ongoing operating profit decreased $5 million or 3%, after a 9% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, the increase in ongoing operating profit was primarily attributable to new unit development and franchisee same store sales growth. The increase was partially offset by higher restaurant operating costs and increased product promotions and discounts as well as lower operating profit in a market where we made an acquisition in 2001.

Consolidated Cash Flows

Net cash provided by operating activities was $634 million compared to $348 million in 2000. The increase of $286 million was driven by a $107 million source of working capital resulting primarily from a reduction in receivables related to the AmeriServe bankruptcy reorganization process versus a net use of $162 million of working capital related to the AmeriServe bankruptcy reorganization process last year. Excluding the impact of AmeriServe, our operating working capital reflects a net source of $5 million in 2001 compared to a net use of $53 million in 2000. The increase in cash provided by working capital was driven by timing of payments of income taxes.

Net cash used in investing activities was $341 million compared to net cash used of $111 million in 2000. The increase in cash used in investing activities was primarily due to lower gross refranchising proceeds as a result of selling fewer restaurants in 2001, the acquisition of 77 restaurants in Taiwan and the acquisition of 120 Taco Bell restaurants.

Net cash used in financing activities was $242 million in 2001 compared to $209 million in 2000.

As more fully discussed in Note 7, in April 2001 we issued $850 million of Senior Unsecured Notes. The net proceeds were used to reduce amounts outstanding under our Term Loan Facility and our Revolving Credit Facility.

During the 36 weeks ended September 8, 2001, we repurchased 2.3 million shares of our Common Stock for approximately $98 million under a Share Repurchase Program authorized by our Board of Directors in February 2001. Cumulatively, through October 15, 2001, we have repurchased approximately 2.4 million shares for approximately $100 million. During the first and second quarters of 2000, we repurchased 6.4 million shares for approximately $216 million, under the Share Repurchase Program authorized in 1999. This Program was completed in the second quarter of 2000. These Programs are more fully discussed in Note 9.

Financing Activities

As more fully discussed in Note 7, our primary bank credit agreement, as amended, is comprised of a senior unsecured Term Loan Facility and a $3 billion senior unsecured Revolving Credit Facility (collectively referred to as the "Credit Facilities"), both of which mature on October 2, 2002. At September 8, 2001, we had unused Revolving Credit Facility borrowings available aggregating $2.6 billion, net of outstanding letters of credit of $0.2 billion. We believe we will be able to replace or refinance the remaining Credit Facilities prior to maturity with new borrowings which will reflect the market conditions and terms available at that time.

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

We use derivative financial instruments, including interest rate swaps, to manage our exposure to interest rate risk and lower interest expense. See Note 2 and our market risk disclosure for further discussion of our interest rate risk.

Consolidated Financial Condition

Assets increased $220 million, or 5%, to $4.4 billion. The increase is primarily attributable to the acquisition of restaurants and a net increase in property, plant and equipment driven by capital spending. The fair value of derivatives due to the adoption of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") also contributed to the increase. The increase was partially offset by a reduction in receivables related to the AmeriServe bankruptcy reorganization process. See Note 2 for a discussion of the adoption of SFAS 133.

Liabilities decreased $41 million, or 1%, to $4.4 billion. The impact from the adoption of SFAS 133 and increases in income taxes payable and short-term borrowings were offset by reductions in accounts payable and other accrued liabilities and long-term debt.

Excluding the impact of the AmeriServe bankruptcy reorganization process, our working capital deficit increased 3% to approximately $793 million at September 8, 2001 from $769 million at December 30, 2000. The increase from year-end 2000 was primarily due to the timing of income tax payments partially offset by an increase in accounts receivable and seasonal changes in accrued compensation.

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

At September 8, 2001 and December 30, 2000, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $10 million and $19 million, respectively, in annual income before taxes. The estimated reductions are based upon the unhedged portion of our variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at September 8, 2001 and December 30, 2000 would decrease approximately $12 million and $11 million, respectively. The fair value of our Senior Unsecured Notes at September 8, 2001 and December 30, 2000 would decrease approximately $73 million and $25 million, respectively. The significant change in the decrease of the fair market value between current year and prior year was primarily due to additional Senior Unsecured Notes issued in April 2001. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International ongoing operating profit constitutes approximately 31% of our year-to-date 2001 ongoing operating profit, excluding unallocated and corporate expenses. In addition, the Company's net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $840 million as of September 8, 2001. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company's primary exposures result from our operations in Asia-Pacific and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows.

We attempt to minimize the exposure related to our investments in foreign operations by financing those investments with local currency debt when practical. In addition, we attempt to minimize the exposure related to foreign currency denominated financial instruments by purchasing goods and services from third parties in local currencies when practical. Foreign currency denominated financial instruments consist primarily of intercompany short-term receivables and payables. At times, we utilize forward contracts to reduce our risk exposure related to these foreign currency denominated financial instruments. The notional amount and maturity dates of these contracts match those of the underlying receivables or payables such that our foreign currency exchange risk related to these instruments is eliminated. On a limited basis, we utilize forward contracts in order to reduce our risk exposure related to certain foreign currency denominated cash flows from royalties. There were no such forward contracts outstanding as of September 8, 2001.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts outstanding at September 8, 2001, and December 30, 2000, were not material to the financial statements.

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

Company risks and uncertainties include, but are not limited to, potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo, Inc.; our substantial debt leverage and the attendant potential restriction on our ability to borrow in the future, as well as our substantial interest expense and principal repayment obligations; our ability to replace or refinance the Credit Facilities at reasonable rates; potential unfavorable variances between estimated and actual liabilities including the liabilities related to the sale of the non-core businesses; our ability to secure alternative distribution of products and equipment to our restaurants and our ability to ensure adequate supply of restaurant products and equipment in our stores; our ability to complete our Euro conversion plans or the ability of our key suppliers to be Euro-compliant; the ongoing financial viability of our franchisees and licensees; volatility of actuarially determined losses and loss estimates and adoption of new or changes in accounting policies and practices including pronouncements promulgated by standard setting bodies.

Industry risks and uncertainties include, but are not limited to, global and local business, economic and political conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; volatility of commodity costs; increases in minimum wage and other operating costs; availability and cost of land and construction; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets and changes in currency exchange and interest rates.

Independent Accountants' Review Report

The Board of Directors
TRICON Global Restaurants, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") as of September 8, 2001 and the related condensed consolidated statements of income for the twelve and thirty-six weeks ended September 8, 2001 and September 2, 2000 and the condensed consolidated statements of cash flows for the thirty-six weeks ended September 8, 2001 and September 2, 2000. These condensed consolidated financial statements are the responsibility of TRICON's management.

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

KPMG LLP
Louisville, Kentucky
October 12, 2001

PART II - Other Information and Signatures

Item 1.	Legal Proceedings		Information regarding legal proceedings is incorporated by reference from Note 11 to the Company's Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibit Index

EXHIBITS

		Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

		Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants' Acknowledgment)

	(b)	Reports on Form 8-K	We filed a Current Report on Form 8-K dated July 30, 2001, attaching our second quarter ended June 16, 2001 earnings release dated July 26, 2001.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

TRICON GLOBAL RESTAURANTS, INC. (Registrant)

Date: October 22, 2001	/s/ Brent A. Woodford Vice President and Controller (Principal Accounting Officer)

EXHIBIT 12

TRICON Global Restaurants, Inc.
Ratio of Earnings to Fixed Charges Years Ended 2000-1996
and 36 Weeks Ended September 8, 2001 and September 2, 2000
(in millions except ratio amounts)

                                             53
                                            Weeks      ---------  52 Weeks  ----------    36 Weeks Ended
                                           -------  -----------------------------------  ----------------
                                             2000     1999      1998     1997     1996   9/08/01  9/02/00
                                           -------  --------  -------  -------  -------  -------  -------
Earnings:
Pretax income from continuing operations
before cumulative effect of accounting
  changes(a)                                  684     1,038      756      (35)      72      510      473

Minorities interests in consolidated
  subsidiaries                                  -         -        -        -       (1)       -        -

Unconsolidated affiliates' interests,
  net(a)                                      (13)      (12)     (10)      (3)      (6)      (4)     (13)

Interest expense(a)                           190       218      291      290      310      123      131

Interest portion of net rent expense(a)        87        90      105      118      116       64       57
                                           -------  --------  -------  -------  -------  -------  -------
Earnings available for fixed charges          948     1,334    1,142      370      491      693      648
                                           =======  ========  =======  =======  =======  =======  =======

Fixed Charges:
Interest expense(a)                           190       218      291      290      310      123      131

Interest portion of net rent expense(a)        87        90      105      118      116       64       57
                                           -------  --------  -------  -------  -------  -------  -------
Total fixed charges                           277       308      396      408      426      187      188
                                           =======  ========  =======  =======  =======  =======  =======
Ratio of earnings to fixed
  charges(b)(c)                             3.42x     4.33x    2.88x    0.91x    1.15x    3.71x    3.44x
  Included in earnings for the years 1996 and 1997 are certain allocations related to overhead costs and interest expense from PepsiCo. For purposes of these ratios, earnings are calculated by adding to (subtracting from) pretax income from continuing operations before income taxes and cumulative effect of accounting changes the following: fixed charges, excluding capitalized interest; (minority interests in consolidated subsidiaries); (equity income (loss) from unconsolidated affiliates); and distributed income from unconsolidated affiliates. Fixed charges consist of interest on borrowings, the allocation of PepsiCo's interest expense for years 1996 and 1997 and that portion of rental expense that approximates interest.

  Included the impact of unusual net credits of $2 million for the 36 weeks ended September 8, 2001 and unusual net charges of $168 million for the 36 weeks ended September 2, 2000. The full year impact was $204 million in 2000, $51 million in 1999, $15 million in 1998, $184 million in 1997 and $246 million in 1996. Excluding the impact of the unusual items, the ratio of earnings to fixed charges would have been 3.70x and 4.33x for the 36 weeks ended September 8, 2001 and September 2, 2000, respectively, and 4.16x, 4.49x, 2.92x, 1.36x and 1.73x for the fiscal years ended 2000, 1999, 1998, 1997 and 1996, respectively.

  For the fiscal year December 27, 1997, earnings were insufficient to cover fixed charges by approximately $38 million. Earnings in 1997 includes a charge of $530 million taken in the fourth quarter to refocus our business.

EXHIBIT 15

Accountants' Acknowledgment

The Board of Directors
TRICON Global Restaurants, Inc.:

We hereby acknowledge our awareness of the use of our report dated October 12, 2001 included within the Quarterly Report on Form 10-Q of TRICON Global Restaurants, Inc. for the twelve and thirty-six weeks ended September 8, 2001, and incorporated by reference in the following Registration Statements:

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
October 19, 2001