Form 10-K
period 2001-12-29
TRICON GLOBAL RESTAURANTS INC
filed 2002-03-11
CIK 1041061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for the fiscal year ended December 29, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to

Commission file number 1-13163

TRICON GLOBAL RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	13-3951308 (I.R.S. Employer Identification No.)

1441 Gardiner Lane, Louisville, Kentucky (Address of principal executive offices)	40213 (Zip Code)

Registrant's telephone number, including area code: (502) 874-8300

Securities registered pursuant to Section 12(b) of the Act:	Title of Each Class Common Stock, no par value Rights to purchase Series A Participating Preferred Stock, no par value, of the Registrant	Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 25, 2002 computed by reference to the closing price of the registrant's Common Stock on the New York Stock Exchange Composite Tape on such date was $8,580,446,312.

     The number of shares outstanding of the registrant's Common Stock as of February 25, 2002 was 147,430,349 shares.

     Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 16, 2002 are incorporated by reference into Part III.

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

This Form 10-K should be read in conjunction with the Cautionary Statements on page 36.

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

  Financial Information about Operating Segments

TRICON consists of four operating segments: KFC, Pizza Hut, Taco Bell and TRICON Restaurants International ("TRI" or "International"). For financial reporting purposes, management considers the three U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment. Operating segment information for the years ended December 29, 2001, December 30, 2000, and December 25, 1999 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Part II, Item 7, pages 17 through 36 and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 37 through 73.

  Narrative Description of Business

General

TRICON is the world's largest quick service restaurant ("QSR") company based on number of system units, with more than 30,000 units in over 100 countries and territories. The TRICON organization is currently made up of four operating companies organized around its three core concepts: KFC, Pizza Hut and Taco Bell (the "Concepts"). The four operating companies are KFC, Pizza Hut, Taco Bell and TRI.

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

In each Concept, consumers can dine in and/or carry out food. In addition, Taco Bell and KFC offer a drive-thru option in many stores. Pizza Hut offers a drive-thru option on a much more limited basis. Pizza Hut and, on a much more limited basis, KFC offer delivery service.

Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices.

The franchise program of the Company is designed to assure consistency and quality, and the Company is selective in granting franchises. Under the standard franchise agreement, franchisees supply capital - initially by paying a franchise fee to TRICON, purchasing or leasing the land and building and purchasing equipment, signs, seating, inventories and supplies, and over the longer term, by reinvesting in the business. Franchisees then contribute to the Company's revenues through the payment of royalties based on a percentage of sales.

The Company believes that it is important to maintain strong and open relationships with its franchisees and their representatives. To this end, the Company invests a significant amount of time working with the franchisee community and their representative organizations on all aspects of the business, including new products, new equipment and new management techniques.

The Company is actively pursuing the strategy of multibranding, where two or more of its Concepts are operated in a single restaurant unit. In addition, the Company is testing multibranding options involving one of its Concepts and a restaurant concept not owned by or affiliated with TRICON. By combining two or more restaurant concepts in one location, particularly those that have complementary daypart strengths, the Company believes it can generate higher sales volumes from such units, significantly improve returns on per unit investment, and enhance its ability to penetrate a greater number of trade areas throughout the U.S. and internationally. Through the consolidation of market planning initiatives across all three of its Concepts, the Company has established multi-year development plans by trade area to optimize franchise and company penetration of all three Concepts and to improve returns on its existing asset base. The development of multibranded units may be limited, in some instances, by prior development and/or territory rights granted to franchisees.

At year-end 2001, there were 1,520 multibranded units in the worldwide system. These units were comprised of 1,394 units offering food products from two of the Concepts (a "2n1"), 45 units offering food products from each of the Concepts (a "3n1") and 81 units offering food products from one of the Concepts and a restaurant concept not owned by or affiliated with TRICON.

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

The Company's restaurant management structure varies by concept and unit size. Generally, each Company restaurant is led by a restaurant general manager ("RGM"), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant usually has between 10 and 35 hourly employees, most of whom work part-time. The Company's four operating companies each issue detailed manuals covering all aspects of their respective operations, including food handling and product preparation procedures, safety and quality issues, equipment maintenance, facility standards and accounting control procedures. The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. CHAMPS - which stands for Cleanliness, Hospitality, Accuracy, Maintenance, Product Quality and Speed of Service - is our core systemwide program for training, measuring and rewarding employee performance against key customer measures. CHAMPS is intended to align the operating processes of our entire system around one set of standards. RGMs' efforts, including

CHAMPS performance measures, are monitored by area managers or market coaches. Market coaches typically work with approximately six to twelve restaurants. The Company's restaurants are visited from time to time by various senior operators to help ensure adherence to system standards and mentor restaurant team members.

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

Following is a brief description of each Concept:

KFC

  KFC was founded in Corbin, Kentucky by Colonel Harland D. Sanders, an early developer of the quick service food business and a pioneer of the restaurant franchise concept. The Colonel perfected his secret blend of 11 herbs and spices for Kentucky Fried Chicken in 1939 and signed up his first franchisee in 1952. KFC is based in Louisville, Kentucky.

  As of year-end 2001, KFC was the leader in the U.S. chicken QSR segment among companies featuring chicken as their primary product offering, with a 46 percent market share in that segment which is over 4 times that of its closest national competitor.

  KFC operates in 85 countries and territories throughout the world. As of year-end 2001, KFC had 5,399 units in the U.S., and 6,416 units in 84 countries and territories outside the U.S. Approximately 24 percent of the U.S. units and 21 percent of the non-U.S. units are operated by the Company.

  While product offerings vary throughout the worldwide system, all KFC restaurants offer fried chicken-on-the-bone products, primarily marketed under the names Original Recipe and Extra Tasty Crispy. Other principal entree items include chicken sandwiches (including the Twister), Colonel's Crispy Strips, and, seasonally, Chunky Chicken Pot Pies. KFC restaurants also offer a variety of side items, such as biscuits, mashed potatoes and gravy, coleslaw, corn, Potato Wedges (in the U.S.) and french fries (outside of the U.S.), as well as desserts. Restaurant decor is characterized by the image of the Colonel, and KFC's distinctive packaging includes the "Bucket" of chicken.

Pizza Hut

  The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, and within a year, the first franchise unit was opened. Today, Pizza Hut is the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products. Pizza Hut is based in Dallas, Texas.

  As of year-end 2001, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 15 percent market share in that segment.

  Pizza Hut operates in 87 countries and territories throughout the world. As of year-end 2001, Pizza Hut had 7,719 units in the U.S., and 4,272 units outside of the U.S. Approximately 23 percent of the U.S. units and 18 percent of the non-U.S. units are operated by the Company.

  Pizza Hut features a variety of pizzas, which may include Twisted Crust, The Big New Yorker, Pan Pizza, Thin 'n Crispy, Stuffed Crust, Hand Tossed, Sicilian and The Insider. Each of these pizzas are offered with a variety of different toppings. In some restaurants, Pizza Hut also offers breadsticks, pasta, salads and sandwiches. The distinctive Pizza Hut image typically features a bright red roof.

Taco Bell

  The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold. Taco Bell is based in Irvine, California.

  As of year-end 2001, Taco Bell was the leader in the U.S. Mexican QSR segment, with a 64 percent market share in that segment.

  Taco Bell operates in 14 countries and territories throughout the world. As of year-end 2001, there were 6,444 Taco Bell units within the U.S., and 239 units outside of the U.S. Approximately 20 percent of the U.S. units and 16 percent of the non-U.S. units are operated by the Company.

  Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, Gorditas, Chalupas, Grilled Stuft Burritos, quesadillas, salads, nachos and other related items. Taco Bell units feature a distinctive bell logo on their signage.

International

The international operations of the three TRICON Concepts are consolidated into a separate operating company, which has directed its focus toward franchise system growth and concentration of Company development in those markets in which the Company believes sufficient scale is achievable. TRI has developed global systems and tools designed to improve marketing, operations consistency, product delivery, market planning and development and franchise support capability. TRI is based in Dallas, Texas.

As of year-end 2001, TRI had 10,927 units. Approximately 20 percent of these units are operated by the Company. In 2001, TRI accounted for 35 percent of the Company's total system sales and 31 percent of the Company's revenues.

Operating Structure

In all three of its Concepts, the Company either operates units or they are operated by independent franchisees or licensees. Franchisees can range in size from individuals owning just a few units to large publicly traded companies. In addition, the Company owns non-controlling interests in Unconsolidated Affiliates who operate similar to franchisees. As of year-end 2001, approximately 21 percent of TRICON's worldwide units were operated by the Company, approximately 63 percent by franchisees, approximately 9 percent by licensees and approximately 7 percent by Unconsolidated Affiliates.

Refranchising

Since 1995, the Company has been rebalancing the system toward more franchisee ownership to focus its resources on what it believes are high growth potential markets where it can more efficiently leverage its scale. Since the strategy began, the Company has refranchised 6,128 units: 233 units in 2001, 757 units in 2000, 1,435 units in 1999, 1,373 units in 1998, 1,407 units in 1997, 659 units in 1996 and 264 units in 1995. As a result of the Company's refranchising activity, coupled with new points of distribution added by franchisees and licensees and the program to upgrade the asset portfolio by closing underperforming stores, the Company's overall ownership of total system units declined 26 percentage points in seven years from 47 percent at year-end 1994 to 21 percent at year-end 2001. The refranchising program was substantially completed in 2001. In the future, the Company may sell additional stores to, or purchase stores from, franchise or license operators as it deems appropriate.

Supply and Distribution

The Company is a substantial purchaser of a number of food and paper products, equipment and other restaurant supplies. In 1996, to ensure reliable sources, the Company consolidated most of its worldwide food and supply procurement activities under an internal organization called Supply Chain Management, which sources, negotiates contracts and buys specified food and supplies from hundreds of suppliers in a significant number of countries and territories. Supply Chain Management monitors market trends and seeks to identify and capitalize on purchasing opportunities that will enhance the Company's competitive position. The principal products purchased include beef, cheese, chicken products, cooking oils, corn, flour, lettuce, paper and packaging materials, pinto beans, pork, seasonings, certain beverage products and tomato products.

Effective as of March 1, 1999, the Company, along with the KFC National Purchasing Cooperative, Inc. and representatives of the Company's KFC, Pizza Hut and Taco Bell franchisee groups, formed the Unified FoodService Purchasing Co-op, LLC (the "Unified Co-op") for the purpose of purchasing certain restaurant products and equipment in the U.S. The core mission of the Unified Co-op is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment. This arrangement combines the purchasing power of the Company and franchisee restaurants in the U.S., which the Company believes will further leverage the system's scale to drive cost savings and effectiveness in the purchasing function. In 2001, purchasing volume for the Unified Co-op was approximately $3.8 billion, making it the largest purchasing cooperative of its kind in the QSR industry. The Company also believes that the Unified Co-op has resulted (and should continue to result) in closer alignment of interests and a stronger relationship with its franchisee community.

To ensure the wholesomeness of all food products, suppliers are required to meet or exceed strict quality control standards. Long-term contracts and long-term vendor relationships are used to ensure availability of products. The Company has not experienced any significant continuous shortages of supplies, and alternative sources for most of these products are generally available. Prices paid for these supplies may be subject to fluctuation. When prices increase, the Company may be able to pass on such increases to its customers, although there is no assurance this can be done in the future.

Historically, many food products, paper and packaging supplies, and equipment used in the operation of the Company's restaurants were distributed to individual Company units by PepsiCo Food Services ("PFS"), which was PepsiCo's restaurant distribution operation prior to its sale by PepsiCo in 1997 as described below. PFS also sold and distributed these same items to many franchisees and licensees that operated in the three restaurant systems, though principally to Pizza Hut and Taco Bell franchised/licensed units in the U.S. In May 1997, KFC, Pizza Hut and Taco Bell entered into a five-year Sales and Distribution Agreement with PFS to distribute the majority of their food and supplies for Company stores, subject to PFS maintaining certain performance levels. The Sales and Distribution Agreement became effective upon the closing of the sale by PepsiCo of the distribution business of PFS to AmeriServe Food Distribution, Inc. ("AmeriServe"), a subsidiary of Holberg Industries, Inc., pursuant to a definitive agreement dated as of May 23, 1997, as amended.

Effective as of November 1, 1998, TRICON, KFC, Pizza Hut and Taco Bell entered into an amended and restated Sales and Distribution Agreement with AmeriServe (the "Amended AmeriServe Agreement") which provided for a two and one-half year extension of the term of the original agreement with PFS through January 2005, as well as an additional two and one-half year renewal option that could extend the contract, based on market rates, through July 2007. The Amended AmeriServe Agreement substantially modified the way in which distribution fees are calculated, and included incentives for utilizing more efficient distribution practices by both parties. Under the terms of the Amended AmeriServe Agreement, KFC, Pizza Hut and Taco Bell Company restaurants in the U.S. could generally not use alternative distributors.

On January 31, 2000, AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code. A plan of reorganization for AmeriServe (the "POR") was approved by the U.S. Bankruptcy Court on November 28, 2000. The POR provided for the sale of the AmeriServe U.S. distribution business to McLane Company, Inc. ("McLane"), a subsidiary of Wal-Mart, effective on November 30, 2000. In connection with this sale, the Company agreed to certain amendments to the Amended AmeriServe Agreement, including an extension of the Amended AmeriServe Agreement through October 31, 2010. Beginning on November 30, 2000, McLane assumed all supply and distribution responsibilities under the Amended AmeriServe Agreement, as well as under distribution agreements covering a substantial portion of the Pizza Hut and Taco Bell franchise system, and, to a lesser extent, the KFC franchise system.

A discussion of the impact of the AmeriServe bankruptcy on the Company is contained in Note 22 to the Consolidated Financial Statements on page 68.

TRICON, KFC, Pizza Hut, Taco Bell and TRI have also entered into multi-year agreements with Pepsi-Cola Company regarding the sale of Pepsi-Cola beverage products at Company stores.

Trademarks and Patents

The Company has numerous registered trademarks and service marks. The Company believes that many of these marks, including its Kentucky Fried Chicken®, KFC®, Pizza Hut® and Taco Bell® trademarks, have significant value and are materially important to its business. The Company's policy is to pursue registration of its important trademarks whenever feasible and to oppose vigorously any infringement of its trademarks. The use of the Company's trademarks by franchisees and licensees has been authorized in KFC, Pizza Hut and Taco Bell franchise and license agreements. Under current law and with proper use, the Company's rights in its trademarks can generally last indefinitely. The Company also has certain patents on restaurant equipment which, while valuable, are not material to its business.

Working Capital

Information about the Company's working capital is included in MD&A in Part II, Item 7, pages 17 through 36 and the Consolidated Statements of Cash Flows in Part II, Item 8, pages 37 through 73.

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

Research and Development ("R&D")

The Company operates R&D facilities in Louisville, Kentucky; Dallas, Texas; and Irvine, California. The Company expensed $28 million in 2001 and $24 million in both 2000 and 1999 for R&D activities. From time to time, independent suppliers also conduct research and development activities for the benefit of the TRICON restaurant system.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures. However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2001, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

Employees

As of year-end 2001, the Company employed approximately 210,000 persons, over 65 percent of whom were part-time employees. Over 55 percent of the Company's employees are employed in the U.S. The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors. Most Company employees are paid on an hourly basis. The Company's non-U.S. employees are subject to numerous labor council relationships that vary due to the diverse cultures in which the Company operates. The Company considers its employee relations to be good.

  Financial Information about International and U.S. Operations

Financial information about International and U.S. markets is incorporated herein by reference from Selected Financial Data in Part II, Item 6, page 16; Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Part II, Item 7, pages 17 through 36; and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 37 through 73.

Item 2.     Properties.

As of year-end 2001, TRICON Concepts owned over 1,600 units and leased over 2,600 units in the U.S.; and TRI owned approximately 400 units and leased almost 1,800 units outside the U.S. Company restaurants in the U.S. which are not owned are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with short renewal options. Pizza Hut leases its and TRI's corporate headquarters and research facility in Dallas, Texas. Taco Bell leases its corporate headquarters in Irvine, California and KFC owns its and TRICON's corporate headquarters and a research facility in Louisville, Kentucky. In addition, TRICON leases office facilities for accounting services in both Louisville, Kentucky, and Albuquerque, New Mexico. Additional information about the Company's properties is included in the Consolidated Financial Statements and footnotes in Part II, Item 8, pages 37 through 73.

The Company believes that its properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3.     Legal Proceedings.

The Company is subject to various claims and contingencies related to lawsuits, taxes, real estate, environmental and other matters arising in the normal course of business. The following is a brief description of the more significant of these categories of lawsuits and other matters. Except as stated below, the Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company's annual results of operations, financial condition or cash flows.

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

Suppliers

The Company, through approved distributors, purchases food, paper, equipment and other restaurant supplies from numerous independent suppliers throughout the world. These suppliers are required to meet and maintain compliance with the Company's standards and specifications. On occasion, disputes arise between the Company and its suppliers on a number of issues, including, but not limited to, compliance with product specifications and terms of procurement and service requirements.

Employees

At any given time, the Company employs hundreds of thousands of persons, primarily in its restaurants. In addition, each year thousands of persons seek employment with the Company and its restaurants. From time to time, disputes arise regarding employee hiring, compensation, termination and promotion practices.

Like some other retail employers, Pizza Hut and Taco Bell have been faced in a few states with allegations of purported class-wide wage and hour violations.

On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. ("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A trial date of November 2, 1999 was set. However, on November 1, 1999, the Court issued a proposed order postponing the trial and establishing a pre-trial claims process. The final order regarding the claims process was entered on January 14, 2000. Taco Bell moved for certification of an immediate appeal of the Court-ordered claims process and requested a stay of the proceedings. This motion was denied on February 8, 2000. Taco Bell appealed this decision to the Supreme Court of Oregon and the Court denied Taco Bell's Writ of Mandamus on March 21, 2000. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. The Court ordered pre-trial claims process went forward, and hearings to determine potential damages were held for claimants employed or previously employed in four selected Taco Bell units. After the initial hearings relating to these four units, the damage claims hearings were discontinued. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. The Court reduced the number of potential claimants to 1,100. A jury trial to determine the damages of 93 of those claimants began on February 25, 2002, and is expected to last six to eight weeks.

We have provided for the estimated costs of the Bravo litigation, based on a projection of eligible claims (including claims filed to date, where applicable), the cost of each eligible claim, the estimated legal fees incurred by plaintiffs and the results of settlement negotiations in this and other wage and hour litigation matters. Although the outcome of this case cannot be determined at this time, we believe the ultimate cost of this case in excess of the amounts already provided will not be material to our annual results of operations, financial condition or cash flows. Any provisions have been recorded as unusual items.

On May 11, 1998, a purported class action lawsuit against Pizza Hut, Inc., and one of its franchisees, PacPizza, LLC, entitled Aguardo, et al. v. Pizza Hut, Inc., et al., was filed in the Superior Court of the State of California of the County of San Francisco. The lawsuit was filed by three former Pizza Hut restaurant general managers purporting to represent approximately 1,300 current and former California restaurant general managers of Pizza Hut and PacPizza, LLC. The lawsuit alleged violations of state wage and hour laws involving unpaid overtime wages and vacation pay and sought an unspecified amount in damages. On January 12, 2000, the Court certified a class of approximately 1,300 current and former restaurant general managers. The Court amended the class on June 1, 2000 to include approximately 150 additional current and former restaurant general managers. On May 2, 2001, the parties reached an agreement to settle this matter and entered into a stipulation of discontinuance of the case. The Court granted preliminary approval of the settlement on September 27, 2001, and final approval of the settlement on December 20, 2001. As no objections to the settlement were made, the Court's order approving the settlement and dismissing with prejudice all claims is final and non-appealable. We have provided for the costs of this settlement as unusual items.

On October 2, 1996, a class action lawsuit against Taco Bell Corp., entitled Mynaf, et al. v. Taco Bell Corp., was filed in the Superior Court of the State of California of the County of Santa Clara. The lawsuit was filed by two former restaurant general managers and two former assistant restaurant general managers purporting to represent all current and former Taco Bell restaurant general managers and assistant restaurant general managers in California. The lawsuit alleged violations of California wage and hour laws involving unpaid overtime wages and violations of the State Labor Code's record-keeping requirements. The complaint also included an unfair business practices claim. Plaintiffs claimed individual damages ranging from $10,000 to $100,000 each. On September 17, 1998, the court certified a class of approximately 3,000 current and former assistant restaurant general managers and restaurant general managers. Taco Bell petitioned the appellate court to review the trial court's certification order. The petition was denied on December 31, 1998. Taco Bell then filed a petition for review with the California Supreme Court, and the petition was subsequently denied. Class notices were mailed on August 31, 1999 to over 3,400 class members. Trial began on January 29, 2001. Before conclusion of the trial, the parties reached an agreement to settle this matter, and entered into a stipulation of discontinuance of the case. This settlement agreement was approved by the court on September 21, 2001. We have provided for the costs of this settlement as unusual items.

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

Other Litigation

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. ("Wrench") was filed in the United States District Court for the Western District of Michigan. The lawsuit alleges that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. Plaintiffs seek to recover damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit (the "Court of Appeals"), and oral arguments were held on September 20, 2000. On July 6, 2001, the Court of Appeals reversed the District Court's judgment in favor of Taco Bell and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case has now officially been returned to the District Court, where the Wrench plaintiffs will be allowed to bring their claims to trial.

We believe that the Wrench plaintiffs' claims are without merit and are vigorously defending the case. However, in view of the inherent uncertainties of litigation, the outcome of the case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

C&F Packing Co., Inc. v. Pizza Hut, Inc. This action was originally filed in 1993 by C&F Packing Co., Inc., a Chicago meat packing company ("C&F"), in the United States District Court for the Northern District of Illinois. This lawsuit alleges that Pizza Hut misappropriated various trade secrets relating to C&F's alleged process for manufacturing a precooked Italian sausage pizza topping. C&F's trade secret claims against Pizza Hut were originally dismissed by the trial court on statute of limitations grounds. That ruling was later overturned by the U.S. Court of Appeals for the Federal Circuit in August 2000 and the case was remanded to the trial court for further proceedings. On remand, Pizza Hut moved for summary judgment on its statute of limitations defense. That motion was denied in January 2001. This lawsuit was scheduled for trial in late January 2002. Prior to trial, the parties entered into a written settlement agreement pursuant to which C&F agreed to dismiss the case in exchange for a lump sum payment from Pizza Hut. This payment has been made and the case was dismissed with prejudice effective February 6, 2002. We have provided for the costs of this settlement as unusual items in 2001.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

The executive officers of the Company as of February 25, 2002, and their ages and current positions as of that date are as follows:

Name	Age	Position

David C. Novak	49	Chairman of the Board, Chief Executive Officer and President

David J. Deno	44	Chief Financial Officer

Peter R. Hearl	50	Chief People Officer Executive Vice President, Tricon Restaurants International

Aylwin B. Lewis	47	Chief Operating Officer

Christian L. Campbell	51	Senior Vice President, General Counsel and Secretary

Jonathan D. Blum	43	Senior Vice President - Public Affairs

Charles E. Rawley, III	51	Chief Development Officer

Brent A. Woodford	39	Vice President and Controller

Peter A. Bassi	52	President, Tricon Restaurants International

Cheryl A. Bachelder	45	President and Chief Concept Officer, KFC

Michael S. Rawlings	47	President and Chief Concept Officer, Pizza Hut

Emil J. Brolick	54	President and Chief Concept Officer, Taco Bell

Mark S. Cosby	43	Chief Operating Officer, KFC

Michael A. Miles, Jr.	40	Chief Operating Officer, Pizza Hut

Robert T. Nilsen	42	Chief Operating Officer, Taco Bell

David C. Novak is Chairman of the Board, Chief Executive Officer and President of TRICON. He has served in this position since January 2001. From December 1999 to January 2001, Mr. Novak served as Vice Chairman of the Board, Chief Executive Officer and President of TRICON. From October 1997 to December 1999, he served as Vice Chairman and President of TRICON. Mr. Novak previously served as Group President and Chief Executive Officer, KFC and Pizza Hut from August 1996 to July 1997. Mr. Novak joined Pizza Hut in 1986 as Senior Vice President, Marketing. In 1990, he became Executive Vice President, Marketing and National Sales, for Pepsi-Cola Company. In 1992 he became Chief Operating Officer, Pepsi-Cola North America, and in 1994 he became President and Chief Executive Officer of KFC North America. Mr. Novak is also a director of Bank One Corporation.

David J. Deno is Chief Financial Officer of TRICON. He has served in this position since November 1999. From August 1997 to November 1999, Mr. Deno served as Senior Vice President and Chief Financial Officer of TRI. From August 1996 to August 1997, Mr. Deno served as Senior Vice President and Chief Financial Officer for Pizza Hut. From 1994 to August 1996, Mr. Deno was Division Vice President for the Southeast Division of Pizza Hut. Mr. Deno joined Pizza Hut in 1991 as Vice President and Controller.

Peter R. Hearl is Chief People Officer for TRICON. He has served in this position since January 2002. Mr. Hearl also continues to serve as Executive Vice President of Tricon Restaurants International since December 1998. Prior to that, he was Region Vice President for Tricon Restaurants International in Asia Pacific, a position he assumed in October 1997. From March 1996 to September 1997, Mr. Hearl was Regional Vice President for Tricon Restaurants International with responsibility for Australia, New Zealand and South Africa. Prior to that, he was Regional Vice President for KFC with responsibility for the United Kingdom, Ireland and South Africa, a position he assumed in January 1995. From September 1993 to December 1994, Mr. Hearl was Regional Vice President for KFC Europe.

Aylwin B. Lewis is Chief Operating Officer for TRICON. He has served in this position since January 2000. From July 1997 to December 1999, he served as Chief Operating Officer of Pizza Hut. Mr. Lewis previously served as Senior Vice President, Operations for Pizza Hut, a position he assumed in 1996. He served in various positions at KFC, including Senior Director of Franchising and Vice President of Restaurant Support Services, becoming Division Vice President, Operations for KFC in 1993, and Senior Vice President, New Concepts for KFC in 1995. Mr. Lewis joined KFC in 1991 as a Regional General Manager.

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

Peter A. Bassi is President of Tricon Restaurants International. He has served in this position since July 1997. Mr. Bassi served as Executive Vice President, Asia, of PepsiCo Restaurants International from February 1996 to July 1997. From 1995 to 1996 he served as Senior Vice President and Chief Financial Officer of PepsiCo Restaurants International. He served as Senior Vice President, Finance and Chief Financial Officer of Taco Bell from 1987 to 1994. He joined Pepsi-Cola Company in 1972 and served in various management positions at Frito-Lay, Pizza Hut and PepsiCo Food Service International.

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

Robert T. Nilsen is Chief Operating Officer of Taco Bell. He has served in this position since January 2000. From January 1999 to December 1999, he was Senior Vice President and Managing Director of Tricon Restaurants International for the South Pacific. From October 1997 to January 1999, he served as Vice President and Managing Director of Tricon Restaurants International for the South Pacific. From April 1996 to October 1997, Mr. Nilsen was Region Vice President of Tricon Restaurants International with responsibility for franchise operations across South Asia, the Middle East and Hawaii. From 1995 to April 1996, he was Managing Director for KFC and Pizza Hut in Southern Africa.

Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters.

The Company's common stock trades under the symbol YUM and is listed on the New York Stock Exchange ("NYSE"). The following sets forth the high and low NYSE composite closing sale prices by quarter for the Company's common stock.

                                   2001                               2000
     -------------------------------------------------------------------------------
     Quarter               High              Low             High              Low
     -------------------------------------------------------------------------------
     First            $    39.93      $     31.94      $     38.63      $     25.69
     Second                47.79            35.10            35.56            29.00
     Third                 46.24            40.70            32.38            23.75
     Fourth                53.08            38.12            37.38            26.50
     -------------------------------------------------------------------------------

The number of shareholders of record of the Company's common stock as of February 25, 2002 was approximately 116,000.

The Company does not presently intend to pay dividends on its common stock.

Item 6.     Selected Financial Data.
Selected Financial Data
TRICON Global Restaurants, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

----------------------------------------------------------------------------------------------------------------
                                                                          Fiscal Year
----------------------------------------------------------------------------------------------------------------
                                                   2001          2000        1999          1998         1997
----------------------------------------------------------------------------------------------------------------
Summary of Operations
System sales(a)
   U.S.                                        $   14,596    $   14,514   $   14,516   $   14,013   $   13,502
   International                                    7,732         7,645        7,246        6,607        6,963
                                               -----------------------------------------------------------------
   Total                                           22,328        22,159       21,762       20,620       20,465
                                               -----------------------------------------------------------------
Revenues
   Company sales(b)                                 6,138         6,305        7,099        7,852        9,112
   Franchise and license fees                         815           788          723          627          578
                                               -----------------------------------------------------------------
   Total                                            6,953         7,093        7,822        8,479        9,690
                                               -----------------------------------------------------------------
Facility actions net (loss) gain(c)                    (1)          176          381          275         (247)
Unusual items income (expense) (c) (d)                  3          (204)         (51)         (15)        (184)
                                               -----------------------------------------------------------------
Operating profit                                      891           860        1,240        1,028          241
Interest expense, net                                 158           176          202          272          276
                                               -----------------------------------------------------------------
Income (loss) before income taxes                     733           684        1,038          756          (35)
Net income (loss)                                     492           413          627          445         (111)
Basic earnings per common share(e)                   3.36          2.81         4.09         2.92          N/A
Diluted earnings per common share(e)                 3.24          2.77         3.92         2.84          N/A
----------------------------------------------------------------------------------------------------------------
Cash Flow Data
Provided by operating activities               $      832    $      491   $      565   $      674   $      810
Capital spending, excluding acquisitions              636           572          470          460          541
Proceeds from refranchising of restaurants            111           381          916          784          770
----------------------------------------------------------------------------------------------------------------
Balance Sheet
Total assets                                   $    4,388    $    4,149   $    3,961   $    4,531   $    5,114
Operating working capital deficit(f)                 (707)         (634)        (832)        (960)      (1,073)
Long-term debt                                      1,552         2,397        2,391        3,436        4,551
Total debt                                          2,248         2,487        2,508        3,532        4,675
----------------------------------------------------------------------------------------------------------------
Other Data
Number of stores at year end(a)
   Company                                          6,435         6,123        6,981        8,397       10,117
   Unconsolidated Affiliates                        2,000         1,844        1,178        1,120        1,090
   Franchisees                                     19,263        19,287       18,414       16,650       15,097
   Licensees                                        2,791         3,163        3,409        3,596        3,408
                                               -----------------------------------------------------------------
   System                                          30,489        30,417       29,982       29,763       29,712

U.S. Company same store sales growth(a)
   KFC                                                 3%          (3)%           2%           3%           2%
   Pizza Hut                                            -            1%           9%           6%         (1)%
   Taco Bell                                            -          (5)%            -           3%           2%
   Blended                                             1%          (2)%           4%           4%           1%
Shares outstanding at year end (in millions)          146           147          151          153          152
Market price per share at year end             $    49.24    $    33.00   $    37.94   $    47.63   $    28.31
----------------------------------------------------------------------------------------------------------------

N/A - Not Applicable.

TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") became an independent, publicly owned company on October 6, 1997 through the spin-off of the restaurant operations of its former parent, PepsiCo, Inc. ("PepsiCo"), to its shareholders. The 1997 consolidated financial data was prepared as if we had been an independent, publicly owned company for that period. To facilitate this presentation, PepsiCo made certain allocations of its previously unallocated interest and general and administrative expenses as well as pro forma computations, to the extent possible, of separate income tax provisions for its restaurant segment. Fiscal years 2001, 1999, 1998 and 1997 include 52 weeks. Fiscal year 2000 includes 53 weeks. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

  Excludes Non-core Businesses, which were disposed of in 1997. See Note 22 to the Consolidated Financial Statements.
  Declining Company sales are largely the result of our refranchising initiatives.
  In the fourth quarter of 1997, we recorded a $530 million charge of which $410 million was recorded in facility actions net (loss) and $120 million was recorded in unusual items. The charge included (a) costs of closing stores; (b) reductions to fair market value, less cost to sell, of the carrying amounts of certain restaurants that we intended to refranchise; (c) impairments of certain restaurants intended to be used in the business; (d) impairments of certain unconsolidated affiliates to be retained; and (e) costs of related personnel reductions. In 1999, we recorded favorable adjustments of $13 million in facility actions net gain and $11 million in unusual items related to our 1997 fourth quarter charge. In 1998, we recorded favorable adjustments of $54 million in facility actions net gain and $11 million in unusual items related to our 1997 fourth quarter charge.
  See Note 5 to the Consolidated Financial Statements for a description of unusual items income (expense) in 2001, 2000 and 1999. 1997 included $54 million related to the disposal of the Non-core Businesses.
  EPS data has been omitted for 1997 as our capital structure as an independent, publicly owned company did not exist.
  Operating working capital deficit is current assets excluding cash and cash equivalents and short-term investments, less current liabilities excluding short-term borrowings.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON" or the "Company") is comprised of the worldwide operations of KFC, Pizza Hut and Taco Bell ("the Concepts") and is the world's largest quick service restaurant ("QSR") company based on the number of system units. Separately, each brand ranks in the top ten among QSR chains in U.S. system sales and units. Our 10,927 international units make us the second largest QSR company outside the U.S. TRICON became an independent, publicly owned company on October 6, 1997 (the "Spin-off Date") via a tax-free distribution of our Common Stock (the "Distribution" or "Spin-off") to the shareholders of our former parent, PepsiCo, Inc. ("PepsiCo").

TRICON has numerous registered trademarks and service marks. We believe that many of these marks, including our Kentucky Fried Chicken®, KFC®, Pizza Hut® and Taco Bell® trademarks, have significant value and are materially important to our business. Our policy is to pursue registration of important trademarks whenever feasible and to oppose vigorously any infringement of our trademarks. From time to time we may become involved in litigation to defend and protect our use of such registered marks. The use of our trademarks by franchisees and licensees has been authorized in KFC, Pizza Hut and Taco Bell franchise and license agreements. Under current law and with proper use, our rights in trademarks can generally last indefinitely. We also have certain patents on restaurant equipment which, while valuable, are not material to our business.

Throughout Management's Discussion and Analysis ("MD&A"), we make reference to ongoing operating profit which represents our operating profit excluding the impact of facility actions net loss (gain), unusual items income (expense) and our accounting and human resources policy changes in 1999 (the "1999 accounting changes"). See Note 5 to the Consolidated Financial Statements for a detailed discussion of these exclusions. We use ongoing operating profit as a key performance measure of our results of operations for purposes of evaluating performance internally and as the base to forecast future performance. Ongoing operating profit is not a measure defined in accounting principles generally accepted in the U.S. and should not be considered in isolation or as a substitution for measures of performance in accordance with accounting principles generally accepted in the U.S.

In 2001, our international business, Tricon Restaurants International ("TRI" or "International") accounted for 35% of system sales, 31% of revenues and 31% of ongoing operating profit excluding unallocated and corporate expenses and foreign exchange net loss. We anticipate that, despite the inherent risks and typically higher general and administrative expenses required by international operations, we will continue to invest in key international markets with substantial growth potential.

This MD&A should be read in conjunction with our Consolidated Financial Statements on pages 37 through 73 and the Cautionary Statements on page 36. All Note references herein refer to the Notes to the Consolidated Financial Statements on pages 42 through 73. Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.

Critical Accounting Policies

Our reported results are impacted by the application of certain accounting policies that required us to make subjective or complex judgments. These judgments involve estimations about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations, financial condition or cash flows. Changes in the estimates and judgments could significantly affect our results of operations, financial condition and cash flows in future years. We believe that our most significant policies require:

  Estimation of cash flows associated with the disposition of restaurants, and the impairment of long-lived assets and investments in unconsolidated affiliates. See Note 2 for a further discussion.
  Determination of the appropriate allowances and reserves associated with franchise and license receivables and contingent liabilities. See Note 2 for a discussion of the allowance for uncollectible franchise and license receivables and Note 22 for a discussion of franchise contingent liabilities.
  Estimation, using actuarially-determined methods, of our self-insured losses under our property and casualty loss programs. See Note 22 for a discussion of our insurance programs.
  Determination of the appropriate valuation allowances for deferred tax assets and reserves for potential tax exposures. See Note 20 for a discussion of income taxes.

Factors Affecting Comparability of 2001 Results to 2000 Results

Impact of AmeriServe Bankruptcy Reorganization Process

See Note 22 for a discussion of the impact of the AmeriServe Food Distribution, Inc. ("AmeriServe") bankruptcy reorganization process on the Company.

Franchisee Financial Condition

Like others in the QSR industry, from time to time, some of our franchise operators experience financial difficulties with respect to their franchise operations. During 2001 and 2000, certain of our franchise operators, principally in the Taco Bell system experienced varying degrees of financial problems.

Depending upon the facts and circumstances of each situation, and in the absence of an improvement in the franchisee's business trends, there are a number of potential resolutions of these financial issues. These include a sale of some or all of the operator's restaurants to us or a third party, a restructuring of the operator's business and/or finances, or, in the more unusual cases, bankruptcy of the operator. It is our practice to proactively work with financially troubled franchise operators in an attempt to positively resolve their issues.

Through February 11, 2002, restructurings have been completed for approximately 1,000 Taco Bell franchise restaurants. In connection with these restructurings, Taco Bell has acquired 123 restaurants for approximately $65 million through December 29, 2001. In addition to these acquisitions, Taco Bell purchased 19 restaurants from franchisees for approximately $12 million and simultaneously leased the restaurants back to these franchisees under long-term leases. As part of the restructurings, Taco Bell has committed to fund approximately $29 million of future franchise capital expenditures, principally through leasing arrangements. In the fourth quarter of 2000, Taco Bell established a $15 million loan program to assist certain franchisees. All fundings had been advanced by the end of the first quarter of 2001, and the resulting notes receivable are primarily included in Other assets.

We believe that the recent improvement in business trends at Taco Bell has helped alleviate financial problems in the Taco Bell franchise system which were due to past downturns in sales. Accordingly, though we continue to monitor this situation, we expect restructurings of the remaining Taco Bell franchise restaurants with financial issues to be significantly less in number and costs in 2002.

In 2001 and 2000, the Company charged expenses of $18 million and $26 million, respectively, to ongoing operating profit related to allowances for doubtful franchise and license fee receivables. These costs are reported as franchise and license expenses. On an ongoing basis, we assess our exposure from franchise-related risks, which include estimated uncollectibility of franchise and license receivables, contingent lease liabilities, guarantees to support certain third party financial arrangements of franchisees and potential claims by franchisees. The contingent lease liabilities and guarantees are more fully discussed in the Contingent Liabilities section of Note 22. Although the ultimate impact of these franchise financial issues cannot be predicted with certainty at this time, we have provided for our current estimate of the probable exposure as of December 29, 2001. It is reasonably possible that there will be additional costs; however, these cost are not expected to be material to quarterly or annual results of operations, financial condition or cash flows.

Unusual Items (Income) Expense

We recorded unusual items income of $3 million in 2001 and unusual items expense of $204 million in 2000 and $51 million in 1999. See Note 5 for a detailed discussion of our unusual items (income) expense.

In the fourth quarter of 2001, we recorded expenses of approximately $4 million related to streamlining certain support functions, which included the termination of approximately 90 employees. The reserves established, which primarily related to severance, were almost fully utilized in the first quarter of 2002. We expect to incur additional costs of approximately $2 million in 2002 related to these actions, which will be expensed as incurred. Beginning in 2002, we anticipate savings in general and administrative expenses ("G&A") of approximately $6 million per year, primarily related to reduced compensation. However, we expect to reinvest a substantial portion of these savings in our growth initiatives, including multibranding.

Impact of New Unconsolidated Affiliates

Consistent with our strategy to focus our capital on key international markets, we formed new ventures in Canada and Poland with our largest franchisee in each market. The venture in Canada was formed in the third quarter of 2000 and the venture in Poland was effective in the first quarter of 2001. The Canadian venture operates over 700 stores and the Poland venture operates approximately 100 stores. We did not record any gain or loss on the transfer of assets to these new ventures.

Previously, the results from the restaurants we contributed to these ventures were consolidated. The impact of these transactions on operating results is similar to the impact of our refranchising activities, which is described in the Store Portfolio Strategy section below. Consequently, these transactions resulted in a decline in our Company sales, restaurant margin dollars and G&A as well as higher franchise fees. We also record equity income (losses) from investments in unconsolidated affiliates ("equity income") and, in Canada, higher franchise fees since the royalty rate was increased for those stores contributed by our partner to the venture. The formation of these ventures did not have a significant net impact on ongoing operating profit in 2001.

Impact of the Consolidation of an Unconsolidated Affiliate

At the beginning of 2001, we consolidated a previously unconsolidated affiliate in our Consolidated Financial Statements as a result of a change in our intent to temporarily retain control of this affiliate. This change resulted in higher Company sales, restaurant margin dollars and G&A as well as decreased franchise fees and equity income. This previously unconsolidated affiliate operates over 100 stores.

Fifty-third Week in 2000

Our fiscal calendar results in a fifty-third week every 5 or 6 years. Fiscal year 2000 included a fifty-third week in the fourth quarter. The estimated favorable impact in net income was $10 million or $0.07 per diluted share in 2000. The following table summarizes the estimated favorable/(unfavorable) impact of the fifty-third week on system sales, revenues and ongoing operating profit:

                                    U.S.      International     Unallocated         Total
                               ----------    --------------    -------------    -----------
System sales                   $    230      $      65         $      -         $     295
                               ==========    ==============    =============    ===========
Revenues
Company sales                  $     58      $      18         $      -         $      76
Franchise fees                        9              2                -                11
                               ----------    --------------    -------------    -----------
Total revenues                 $     67      $      20         $      -         $      87
                               ==========    ==============    =============    ===========
Ongoing operating profit
Franchise fees                 $      9      $       2         $      -         $      11
Restaurant margin                    11              4                -                15
General and administrative
   expenses                          (3)            (2)              (2)               (7)
                               ----------    --------------    -------------    -----------
Ongoing operating profit       $     17      $       4         $     (2)        $      19
                               ==========    ==============    =============    ===========

Store Portfolio Strategy

Since 1995, we have been strategically reducing our share of total system units by selling Company restaurants to existing and new franchisees where their expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and International markets. This portfolio-balancing activity has reduced our reported revenues and restaurant profits and has increased the importance of system sales as a key performance measure. We substantially completed our refranchising program in 2001.

The following table summarizes our refranchising activities:

                                                      2001          2000             1999
                                                  -----------   -------------   -----------
    Number of units refranchised                       233           757            1,435
    Refranchising proceeds, pre-tax               $    111      $    381        $     916
    Refranchising net gains, pre-tax(a)           $     39      $    200        $     422
  2001 includes $12 million of previously deferred refranchising gains and a charge of $11 million to mark to market the net assets of the Singapore business, which is held for sale.

In addition to our refranchising program, we have been closing restaurants over the past several years. Restaurants closed include poor performing restaurants, restaurants that are relocated to a new site within the same trade area or U.S. Pizza Hut delivery units consolidated with a new or existing dine-in traditional store within the same trade area.

The following table summarizes Company store closure activities:

                                                      2001          2000            1999
                                                  -----------   -------------   -----------
    Number of units closed                             270           208              301
    Store closure costs(a)                        $     17      $     10        $      13
    Impairment charges for stores to be closed    $      5      $      6        $      12
  Includes favorable adjustments to our 1997 fourth quarter charge of $9 million in 1999. See Note 5 for a discussion of these adjustments.

The impact on ongoing operating profit arising from our refranchising and store closure initiatives as well as the contribution of Company stores to new unconsolidated affiliates as described in the Impact of New Unconsolidated Affiliates section represents the net of (a) the estimated reduction in Company sales, restaurant margin and G&A; (b) the estimated increase in franchise fees; and (c) the estimated change in equity income. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the respective previous year and were no longer operated by us as of the last day of the respective year.

The following table summarizes the estimated impact on revenue of refranchising, store closures and the contribution of Company stores to unconsolidated affiliates:

                                                          2001
                                       ----------------------------------------------
                                           U.S.        International       Worldwide
                                       ----------   ----------------   --------------
Reduced sales                          $   (483)    $       (243)      $       (726)
Increased franchise fees                     21               13                 34
                                       ----------   ----------------   --------------
Reduction in total revenues            $   (462)    $       (230)      $       (692)
                                       ==========   ================   ==============

                                                          2000
                                       ----------------------------------------------
                                           U.S.       International      Worldwide
                                       ----------   ----------------   --------------
Reduced sales                          $   (838)    $       (246)      $     (1,084)
Increased franchise fees                     39               13                 52
                                       ----------   ----------------   --------------
Reduction in total revenues            $   (799)    $       (233)      $     (1,032)
                                       ==========   ================   ==============

The following table summarizes the estimated impact on ongoing operating profit of refranchising, store closures and the contribution of Company stores to unconsolidated affiliates:

                                                          2001
                                       ----------------------------------------------
                                           U.S.       International      Worldwide
                                       ----------   ----------------   --------------
Decreased restaurant margin            $    (67)    $      (25)        $        (92)
Increased franchise fees                     21             13                   34
Decreased G&A                                 5             13                   18
Decreased equity income                       -             (5)                  (5)
                                       ----------   ----------------   --------------
Decrease in ongoing operating profit   $    (41)    $       (4)        $        (45)
                                       ==========   ================   ==============
                                                            2000
                                       ----------------------------------------------
                                            U.S.      International      Worldwide
                                       ----------   ----------------   --------------
Decreased restaurant margin            $    (90)    $      (25)        $       (115)
Increased franchise fees                     39             13                   52
Decreased G&A                                11              6                   17
Decreased equity income                       -             (1)                  (1)
                                       ----------   ----------------   --------------
Decrease in ongoing operating profit   $    (40)    $       (7)        $        (47)
                                       ==========   ================   ==============

Worldwide Results of Operations

                                                       % B(W)                          % B(W)
                                        2001          vs. 2000            2000          vs. 1999
                                     -----------    ----------------   -----------   ---------------

System sales(a)                      $   22,328            1           $   22,159           2
                                     ===========                       ===========
Company sales                        $    6,138           (3)          $    6,305         (11)
Franchise and license fees                  815            3                  788           9
                                     -----------                       -----------
Revenues                             $    6,953           (2)          $    7,093          (9)
                                     ===========                       ===========
Company restaurant margin            $      906           (5)          $      954         (13)
                                     ===========                       ===========
% of Company sales                        14.8%         (0.3) ppts.         15.1%        (0.3) ppts.
                                     ===========                       ===========
Ongoing operating profit             $      889            -           $      888           1
Facility actions net (loss) gain             (1)          NM                  176         (54)
Unusual items income (expense)                3           NM                 (204)         NM
                                     -----------                       -----------
Operating profit                            891            4                  860         (31)
Interest expense, net                       158           10                  176          13
Income tax provision                        241           11                  271          34
                                     -----------                       -----------
Net income                           $      492           19           $      413         (34)
                                     ===========                       ===========
Diluted earnings per share           $     3.24           17           $     2.77         (29)
                                     ===========                       ===========
  Represents combined sales of Company, unconsolidated affiliate, franchise and license restaurants.

Worldwide Restaurant Unit Activity

                                          Unconsolidated
                             Company        Affiliates       Franchisees    Licensees        Total
                            ----------   ---------------   -------------   ------------   ----------

 Balance at Dec. 25, 1999      6,981          1,178            18,414           3,409       29,982
 New Builds                      370            108               960             324        1,762
 Refranchising                  (757)            (9)              775              (9)           -
 Closures                       (208)           (53)             (505)           (561)      (1,327)
 Other(a)                       (263)           620              (357)              -            -
                            ----------   ---------------   -------------   ------------   ----------
 Balance at Dec. 30, 2000      6,123          1,844            19,287           3,163       30,417
 New Builds                      521            150               818             190        1,679
 Acquisitions                    361            (28)             (328)             (5)           -
 Refranchising                  (233)           (20)              253               -            -
 Closures                       (270)           (39)             (741)           (557)      (1,607)
 Other(a)                        (67)            93               (26)              -            -
                            ----------   ---------------   -------------   ------------   ----------
 Balance at Dec. 29, 2001      6,435          2,000            19,263           2,791       30,489
                            ==========   ===============   =============   ============   ==========
 % of total                      21%             7%               63%              9%         100%
  Primarily includes 320 Company stores and 329 franchisee stores contributed to an unconsolidated affiliate in 2000 and 52 Company stores and 41 franchisee stores contributed to an unconsolidated affiliate in 2001.

Worldwide System Sales

System sales increased approximately $169 million or 1% in 2001, after a 2% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and lapping the fifty-third week in 2000, system sales increased 5%. The increase was driven by new unit development and same store sales growth, partially offset by store closures.

System sales increased $397 million or 2% in 2000, after a 1% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and the favorable impact of the fifty-third week, system sales increased 1%. This increase was driven by new unit development, partially offset by store closures and same store sales declines.

Worldwide Revenues

Company sales decreased $167 million or 3% in 2001, after a 2% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and lapping the fifty-third week in 2000, Company sales were flat. An increase due to new unit development was offset by refranchising.

Company sales decreased $794 million or 11% in 2000. Excluding the favorable impact from the fifty-third week, Company sales decreased 12%. The decrease was primarily due to refranchising, store closures, the contribution of Company stores to a new unconsolidated affiliate and same store sales declines. This decrease was partially offset by new unit development.

Franchise and license fees increased $27 million or 3% in 2001, after a 2% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and lapping the fifty-third week in 2000, franchise and license fees increased 7%. The increase was driven by new unit development, units acquired from us and same store sales growth. This increase was partially offset by store closures.

Franchise and license fees increased $65 million or 9% in 2000. The increase was primarily driven by units acquired from us and new unit development partially offset by store closures and same store sales declines in the U.S. The unfavorable impact of foreign currency translation was essentially offset by the favorable impact of the fifty-third week.

Worldwide Company Restaurant Margin

                                               2001            2000           1999
                                           -----------     ----------     -----------
Company sales                                  100.0%         100.0%         100.0%
Food and paper                                  31.1           30.8           31.5
Payroll and employee benefits                   27.1           27.7           27.6
Occupancy and other operating expenses          27.0           26.4           25.5
                                           -----------     ----------     -----------
Company restaurant margin                       14.8%          15.1%          15.4%
                                           ===========     ==========     ===========

Restaurant margin as a percentage of sales decreased approximately 30 basis points in 2001. U.S. restaurant margin was flat and International restaurant margin declined approximately 120 basis points.

Restaurant margin as a percentage of sales decreased approximately 25 basis points in 2000, including the unfavorable impact of 15 basis points from lapping the 1999 accounting changes. U.S. restaurant margin declined approximately 55 basis points and International restaurant margin increased approximately 65 basis points.

Worldwide General And Administrative Expenses

G&A decreased $34 million or 4% in 2001. Excluding the favorable impact of lapping the fifty-third week in 2000, G&A decreased 3%. The decrease was driven by lower corporate and project spending, the formation of unconsolidated affiliates and refranchising. The decrease was partially offset by higher compensation costs.

G&A decreased $65 million or 7% in 2000. Excluding the unfavorable impact from lapping the 1999 accounting changes, G&A decreased 9%. The decrease was primarily due to lower incentive compensation expense and Year 2000 costs as well as the favorable impact of refranchising and store closures. Reduced spending on conferences also contributed to the decline. G&A included Year 2000 spending of approximately $2 million in 2000 as compared to approximately $30 million in 1999.

Worldwide Franchise and License Expenses

Franchise and license expenses increased $10 million or 20% in 2001. The increase was primarily due to support costs related to the financial restructuring of certain Taco Bell franchisees. The increase was partially offset by lower allowances for doubtful franchise and license fee receivables.

Franchise and license expenses increased $24 million or 93% in 2000. The increase was driven by allowances for doubtful franchise and license fee receivables, principally at Taco Bell.

Worldwide Other (Income) Expense

                                  2001          2000           1999
                              ----------    ----------     ----------
Equity income                 $    (26)     $    (25)      $    (19)
Foreign exchange net loss            3             -              3
                              ----------    ----------     ----------
Other (income) expense        $    (23)     $    (25)      $    (16)
                              ==========    ==========     ==========

Equity income increased $1 million or 3% in 2001, after a 6% unfavorable impact from foreign currency translation. The increase was driven by improved results of our unconsolidated affiliate in the United Kingdom. The increase was offset by equity losses from Poland and the consolidation of a previously unconsolidated affiliate.

Equity income increased $6 million or 32% in 2000. The increase was primarily due to improved results of our unconsolidated affiliates in Japan, the United Kingdom and China.

Worldwide Facility Actions Net Loss (Gain)

We recorded facility actions net loss of $1 million in 2001 and facility actions net gain of $176 million in 2000 and $381 million in 1999. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 5 for a summary of the components of facility actions net loss (gain) by reportable operating segment.

Worldwide Ongoing Operating Profit

                                                       % B(W) vs.                  % B(W) vs.
                                            2001          2000          2000          1999
                                        -----------   -----------   -----------   -----------
United States                           $     722         (3)       $     742          (9)
International                                 318          3              309          16
Unallocated and corporate expenses           (148)         9             (163)         16
Foreign exchange net loss                      (3)        NM                -          NM
                                        -----------                 -----------
Ongoing operating profit                $     889          -        $     888           1
                                        ===========                 ===========

The changes in U.S. and International ongoing operating profit for 2001 and 2000 are discussed in the respective sections.

Unallocated and corporate expenses decreased $15 million or 9% in 2001. Excluding the favorable impact of lapping the fifty-third week in 2000, G&A decreased 8%. The decline was primarily due to lower corporate and project spending partially offset by higher incentive and deferred compensation.

Excluding the unfavorable impact from lapping the 1999 accounting changes, unallocated and corporate expenses decreased $31 million or 16% in 2000. The decline was primarily due to lower Year 2000 spending and lower incentive compensation expense.

Worldwide Interest Expense, Net

                               2001        2000          1999
                           ----------   ----------   ----------
Interest expense           $    172     $    190     $    218
Interest income                 (14)         (14)         (16)
                           ----------   ----------   ----------
Interest expense, net      $    158     $    176     $    202
                           ==========   ==========   ==========

Net interest expense decreased $18 million or 10% in 2001. The decrease was primarily due to a decrease in our average interest rates.

Net interest expense decreased $26 million or 13% in 2000. The decline was due to lower average debt outstanding in 2000 as compared to 1999, partially offset by an increase in interest rates on our variable rate debt. As discussed in Note 22, interest expense on incremental borrowings related to the AmeriServe bankruptcy reorganization process of $9 million has been included in unusual items expense in 2000.

Worldwide Income Taxes

                               2001        2000          1999
                           ----------   ----------   ----------
Reported
  Income taxes             $    241     $    271     $    411
  Effective tax rate           32.8%        39.6%        39.5%

Ongoing(a)
  Income taxes             $    243     $    268     $    267
  Effective tax rate           33.1%        37.7%        39.3%
  Excludes the effects of facility actions net (loss) gain, unusual items (income) expense and the 1999 accounting changes. See Note 5 for a discussion of these items.

The following table reconciles the U.S. federal statutory tax rate to our ongoing effective tax rate:

                                                    2001        2000         1999
                                                 ---------   ---------   ---------
U.S. federal statutory tax rate                     35.0%       35.0%       35.0%
State income tax, net of federal tax benefit         1.9         1.8         2.3
Foreign and U.S. tax effects attributable to
   foreign operations                                0.2        (0.4)        4.6
Adjustments relating to prior years                 (2.2)        5.3        (0.7)
Valuation allowance reversals                       (1.7)       (4.0)       (2.0)
Other, net                                          (0.1)        -           0.1
                                                 ---------   ---------   ---------

Ongoing effective tax rate                          33.1%       37.7%       39.3%
                                                 =========   =========   =========

The 2001 ongoing effective tax rate decreased 4.6 percentage points to 33.1%. The decrease in the ongoing effective tax rate was primarily due to adjustments related to prior years, partially offset by reduced valuation allowance reversals. See Note 20 for a discussion of valuation allowances.

In 2001, the effective tax rate attributable to foreign operations was slightly higher than the U.S. federal statutory rate because losses of foreign operations for which no benefit could be currently recognized and other adjustments more than offset the effect of claiming credit against our U.S. income tax liability for foreign taxes paid.

The 2000 ongoing effective tax rate decreased 1.6 percentage points to 37.7%. The decrease in the ongoing effective tax rate was primarily due to a reduction in the tax on our international operations, including the initial benefits of becoming eligible in 2000 to claim substantially all of our available foreign income tax credits for foreign taxes paid in 2000 against our U.S. income tax liability, and incremental valuation allowance reversals. This decrease was partially offset by adjustments relating to prior years.

In 2000, the effective tax rate attributable to foreign operations was lower than the U.S. federal statutory rate due to our ability to claim credit against our U.S. income tax liability for foreign taxes paid. The effective tax rate attributable to foreign operations in 1999 was higher than the U.S. federal statutory tax rate. This was primarily due to foreign tax rate differentials, including foreign withholding tax paid without benefit of the related foreign tax credit for U.S. income tax purposes and losses of foreign operations for which no tax benefit could be currently recognized.

Earnings Per Share

The components of earnings per common share ("EPS") were as follows:

                                          2001(a)                        2000(a)
                               --------------------------    ---------------------------

                                  Diluted          Basic         Diluted          Basic
                               -----------    -----------    ------------    -----------
Ongoing operating earnings     $     3.21     $    3.33      $     2.98      $    3.02
Facility actions net gain            0.02          0.02            0.66           0.67
Unusual items                        0.01          0.01           (0.87)         (0.88)
                               -----------    -----------    ------------    -----------
Net income                     $     3.24     $    3.36      $     2.77      $    2.81
                               ===========    ===========    ============    ===========
  See Note 4 for the number of shares used in these calculations.

U.S. Results of Operations

                                              % B(W) vs.                        % B(W)
                                  2001           2000          2000            vs. 1999
                               -----------   ------------   ------------    ---------------

System sales                   $   14,596           1       $   14,514             -
                               ===========                  ============

Company sales                  $    4,287          (5)      $    4,533           (14)
Franchise and license fees            540           2              529             7
                               -----------                  ------------
Revenues                       $    4,827          (5)      $    5,062           (12)
                               ===========                  ============
Company restaurant margin      $      649          (5)      $      687           (17)
                               ===========                  ============
% of Company sales                  15.2%           -            15.2%          (0.5) ppts.
                               ===========                  ============
Ongoing operating profit       $      722          (3)      $      742           (9)
                               ===========                  ============

U.S. Restaurant Unit Activity

                                 Company      Franchisees     Licensees       Total
                               ------------   ------------   -----------   ----------
 Balance at Dec. 25, 1999           4,984         12,110         3,100        20,194
 New Builds                           143            366           303           812
 Refranchising                       (672)           681            (9)            -
 Closures                            (153)          (295)         (521)         (969)
                               ------------   ------------   -----------   ----------
 Balance at Dec. 30, 2000           4,302         12,862         2,873        20,037
 New Builds                           183            265           182           630
 Acquisitions                         136           (133)           (3)            -
 Refranchising                       (155)           155             -             -
 Closures                            (182)          (416)         (507)       (1,105)
                               ------------   ------------   -----------   ----------
 Balance at Dec. 29, 2001           4,284         12,733         2,545        19,562
                               ============   ============   ===========   ==========
 % of Total                           22%            65%           13%          100%

U.S. System Sales

System sales increased $82 million or 1% in 2001. Excluding the unfavorable impact of lapping the fifty-third week in 2000, system sales increased 2%. The increase was driven by new unit development and same store sales growth at KFC and Pizza Hut, partially offset by store closures.

System sales were flat in 2000. Excluding the favorable impact of the fifty-third week, system sales decreased 2%. The decrease was due to same stores sales declines at Taco Bell and KFC as well as store closures, partially offset by new unit development.

U.S. Revenues

Company sales decreased $246 million or 5% in 2001. Excluding the unfavorable impact of lapping the fifty-third week in 2000, Company sales decreased 4%. The decrease was driven by refranchising, partially offset by new unit development.

For 2001, blended Company same store sales for our three Concepts were up 1% on a comparable fifty-two week basis. An increase in the average guest check was partially offset by transaction declines. Same store sales at KFC were up 3%, primarily due to an increase in transactions. Same store sales at both Pizza Hut and Taco Bell were flat. A 2% increase in the average guest check at Pizza Hut and a 3% increase in the average guest check at Taco Bell were both fully offset by transaction declines.

Company sales decreased $720 million or 14% in 2000. Excluding the favorable impact of the fifty-third week, Company sales decreased 15%. The decrease was primarily due to refranchising, store closures and same store sales declines. The decrease was partially offset by new unit development.

For 2000, blended Company same store sales for our three Concepts decreased 2% on a comparable basis. A decline in transactions was partially offset by an increase in the average guest check. Same store sales at Pizza Hut increased 1%. A 3% increase in the average guest check was partially offset by transaction declines. Same store sales at KFC decreased 3%, primarily due to transaction declines. Same store sales at Taco Bell decreased 5% as a result of transaction declines.

Franchise and license fees grew $11 million or 2% in 2001. Excluding the unfavorable impact of lapping the fifty-third week in 2000, franchise and license fees increased 4%. The increase was driven by units acquired from us and new unit development, partially offset by store closures.

Franchise and license fees increased $34 million or 7% in 2000. Excluding the favorable impact from the fifty-third week, franchise and license fees increased 5%. The increase was driven by units acquired from us and new unit development, partially offset by same store sales declines and store closures.

U.S. Company Restaurant Margin

                                               2001         2000         1999
                                           ----------   ----------   ----------
Company sales                                 100.0%       100.0%       100.0%
Food and paper                                 28.6         28.6         30.0
Payroll and employee benefits                  30.6         30.8         29.8
Occupancy and other operating expenses         25.6         25.4         24.5
                                           ----------   ----------   ----------
Company restaurant margin                      15.2%        15.2%        15.7%
                                           ==========   ==========   ==========

Restaurant margin as a percentage of sales was flat in 2001. Favorable pricing and product mix was offset by increases in occupancy and other costs, product costs and wage rates. The increase in product costs was primarily driven by cheese costs.

Restaurant margin as a percentage of sales decreased 55 basis points in 2000, including a decline of approximately 25 basis points resulting from lapping the 1999 accounting changes. The remaining decrease primarily resulted from a shift to lower margin chicken sandwiches at KFC, volume declines at Taco Bell and the absence of favorable 1999 insurance-related adjustments. The decrease was partially offset by the favorable impact of refranchising and pricing and product mix. Favorable product costs, primarily cheese, were almost fully offset by higher occupancy and other costs and higher wage rates.

U.S. Ongoing Operating Profit

Ongoing operating profit decreased $20 million or 3% in 2001. Excluding the unfavorable impact of lapping the fifty-third week in 2000, ongoing operating profit decreased 1%. The decrease was driven by the unfavorable impact of refranchising and store closures, higher restaurant operating costs and higher franchise support costs related to the restructuring of certain Taco Bell franchisees. The decrease was partially offset by favorable pricing and product mix and new unit development.

Ongoing operating profit decreased $71 million or 9% in 2000. Excluding the favorable impact of the fifty-third week, ongoing operating profit decreased 12%. The decrease was primarily due to same store sales declines, the unfavorable impact of refranchising and store closures and higher restaurant operating costs. The decrease was partially offset by new unit development and reduced G&A expenses. The decrease in G&A expenses was largely due to lower incentive compensation, decreased professional fees and lower spending on conferences at Pizza Hut and Taco Bell. The G&A declines were partially offset by higher franchise-related expenses, primarily allowances for doubtful franchise and license fee receivables.

International Results of Operations

                                              % B(W) vs.                     % B(W) vs.
                                   2001          2000             2000          1999
                               -----------   --------------   -----------   --------------
System sales                   $   7,732           1          $   7,645            6
                               ===========                    ===========
Company sales                  $   1,851           5          $   1,772           (4)
Franchise and license fees           275           6                259           14
                               -----------                    -----------
Revenues                       $   2,126           5          $   2,031           (2)
                               ===========                    ===========
Company restaurant margin      $     257          (4)         $     267            -
                               ===========                    ===========
% of Company sales                  13.9%       (1.2) ppts.        15.1%         0.7 ppts.
                               ===========                    ===========
Ongoing operating profit       $     318           3          $     309           16
                               ===========                    ===========

International Restaurant Unit Activity

                                          Unconsolidated
                              Company       Affiliates      Franchisees    Licensees      Total
                            ----------   ---------------   ------------   -----------   ----------
 Balance at Dec. 25, 1999      1,997          1,178             6,304           309        9,788
 New Builds                      227            108               594            21          950
 Refranchising                   (85)            (9)               94             -            -
 Closures                        (55)           (53)             (210)          (40)        (358)
 Other(a)                       (263)           620              (357)            -            -
                            ----------   ---------------   ------------   -----------   ----------
 Balance at Dec. 30, 2000      1,821          1,844             6,425           290       10,380
 New Builds                      338            150               553             8        1,049
 Acquisitions                    225            (28)             (195)           (2)           -
 Refranchising                   (78)           (20)               98             -            -
 Closures                        (88)           (39)             (325)          (50)        (502)
 Other(a)                        (67)            93               (26)            -            -
                            ----------   ---------------   ------------   -----------   ----------
 Balance at Dec. 29, 2001      2,151          2,000             6,530           246       10,927
                            ==========   ===============   ============   ===========   ==========
 % of Total                     20%            18%               60%            2%         100%
  Primarily includes 320 Company stores and 329 franchisee stores contributed to an unconsolidated affiliate in 2000 and 52 Company stores and 41 franchisee stores contributed to an unconsolidated affiliate in 2001.

International System Sales

System sales increased approximately $87 million or 1% in 2001, after a 7% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and lapping the fifty-third week in 2000, system sales increased 9%. The increase was driven by new unit development and same store sales growth, partially offset by store closures.

System sales increased $399 million or 6% in 2000, after a 2% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and the favorable impact of the fifty-third week, system sales increased 7%. This increase was driven by new unit development and same store sales growth, partially offset by store closures.

International Revenues

Company sales increased $79 million or 5% in 2001, after a 5% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and lapping the fifty-third week in 2000, Company sales increased 11%. The increase was driven by new unit development and acquisitions of restaurants from franchisees. The increase was partially offset by the contribution of Company stores to new unconsolidated affiliates.

Company sales decreased $74 million or 4% in 2000, after a 3% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and the favorable impact of the fifty-third week, Company sales decreased 2%. The decrease was primarily due to refranchising, the contribution of Company stores to an unconsolidated affiliate and store closures. The decrease was partially offset by new unit development and same store sales growth.

Franchise and license fees increased $16 million or 6% in 2001, after a 6% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and lapping the fifty-third week in 2000, franchise and license fees increased 13%. The increase was driven by new unit development, same store sales growth and units contributed to unconsolidated affiliates. The increase was partially offset by store closures.

Franchise and license fees increased approximately $31 million or 14% in 2000, after a 3% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and the favorable impact from the fifty-third week, franchise and license fees increased 16%. The increase was driven by new unit development, units acquired from us and same store sales growth. The increase was partially offset by store closures.

International Company Restaurant Margin

                                               2001          2000          1999
                                           ----------    ----------    ----------
Company sales                                 100.0%        100.0%        100.0%
Food and paper                                 36.9          36.5          36.0
Payroll and employee benefits                  19.1          19.5          21.0
Occupancy and other operating expenses         30.1          28.9          28.6
                                           ----------    ----------    ----------
Company restaurant margin                      13.9%         15.1%         14.4%
                                           ==========    ==========    ==========

Restaurant margin as a percentage of sales decreased approximately 120 basis points in 2001. This decrease was primarily attributable to higher operating costs and the acquisition of below average margin stores from franchisees. The decrease was partially offset by favorable pricing and product mix.

Restaurant margin as a percentage of sales increased 65 basis points in 2000. The increase was primarily attributable to the favorable impact of refranchising, the contribution of Company stores with below average margins to a new unconsolidated affiliate and store closures.

International Ongoing Operating Profit

Ongoing operating profit increased $9 million or 3%, after a 7% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and lapping the fifty-third week in 2000, ongoing operating profit increased 12%. The increase was driven by new unit development and same store sales growth, partially offset by higher restaurant operating costs.

Ongoing operating profit increased $44 million or 16% in 2000, after a 2% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and the favorable impact of the fifty-third week, ongoing operating profit increased 16%. The increase was primarily due to new unit development.

Consolidated Cash Flows

Net cash provided by operating activities increased $341 million to $832 million. The increase was primarily due to the collection of receivables established in 2000 and the absence of the unusual charges taken in 2000 related to the AmeriServe bankruptcy reorganization process. Excluding the AmeriServe-related items, cash provided by operating activities was $704 million versus $734 million in 2000. See Note 22 for a discussion of the AmeriServe bankruptcy reorganization process.

In 2000, net cash provided by operating activities decreased $74 million to $491 million. The decrease was primarily due to unusual charges related to the AmeriServe bankruptcy reorganization process and the related use of working capital. The primary driver of the net use of working capital was an increase in receivables arising from the AmeriServe bankruptcy reorganization process, which resulted in a net use of working capital of approximately $135 million. Excluding these AmeriServe-related items, cash from operating activities increased by $143 million to $734 million. This increase was driven by a lower reduction of our working capital deficit than in 1999.

Our working capital deficit, excluding cash and cash equivalents, short-term investments and short-term borrowings, is typical of restaurant operations where a majority of sales are for cash while payment to suppliers carry longer payment terms, generally from 10-30 days. The lower working capital deficit reduction in 2000 is the result of refranchising significantly fewer restaurants in 2000 versus 1999, partially offset by a change in payment terms in our food and supply distribution agreement from 30 to 15 days.

Net cash used in investing activities was $503 million versus $237 million in 2000. The increase in cash used was primarily due to lower gross refranchising proceeds as a result of selling fewer restaurants in 2001 and increased acquisition and capital spending. The increase was partially offset by lapping the funding of a debtor-in-possession revolving credit facility to AmeriServe in 2000.

In 2000, net cash used in investing activities was $237 million versus net cash provided of $522 million in 1999. The decline in cash flow from investing activities was primarily due to lower gross refranchising proceeds as a result of selling fewer restaurants to franchisees in 2000 versus 1999, increased capital spending related to development and funding of a debtor-in-possession revolving credit facility to AmeriServe.

Although we report gross proceeds in our Consolidated Statements of Cash Flows, we also consider refranchising proceeds on an "after-tax" basis. We define after-tax proceeds as gross refranchising proceeds less the settlement of working capital liabilities (primarily accounts payable and property taxes) related to the units refranchised and payment of taxes on the gains. The after-tax proceeds can be used to pay down debt or repurchase shares. After-tax proceeds were approximately $90 million in 2001 which reflects a 65% decrease from 2000. This decrease was due to the refranchising of fewer restaurants in 2001 versus 2000. After-tax proceeds were approximately $261 million in 2000, a 62% decrease versus 1999. This decrease was also due to refranchising fewer restaurants in 2000 than 1999.

Net cash used in financing activities was $352 million compared to $207 million in 2000. The increase in cash used is primarily due to higher repayment of debt partially offset by fewer shares repurchased in 2001 compared to 2000.

In 2000, net cash used in financing activities decreased to $207 million versus $1.1 billion in 1999 due to lower debt repayments. Less cash was available for financing activities in 2000 due to lower cash flow from operating and investing activities, as described above.

In February 2001, our Board of Directors authorized a new share repurchase program. This program authorizes us to repurchase, through February 14, 2003, up to $300 million of our outstanding common stock (excluding applicable transaction fees). During 2001, we repurchased approximately 2.4 million shares for approximately $100 million. See Note 19 for a discussion of the share repurchase program.

In 1999, our Board of Directors authorized the repurchase of up to $350 million of our outstanding common stock (excluding applicable transaction fees). This share repurchase program was completed in 2000. During 2000, we repurchased over 6.4 million shares for approximately $216 million. See Note 19 for a discussion of the share repurchase program.

Financing Activities

As more fully discussed in Note 12, our primary bank credit agreement, as amended, is comprised of a senior, unsecured Term Loan Facility and a $1.75 billion senior unsecured Revolving Credit Facility, which was reduced from $3 billion as part of the amendment discussed below (collectively referred to as the "Credit Facilities"). The Credit Facilities mature on October 2, 2002. At December 29, 2001, we had unused Revolving Credit Facility borrowings available aggregating $2.7 billion, net of outstanding letters of credit of $0.2 billion.

Amounts outstanding under our Credit Facilities of $536 million at December 29, 2001 have been classified as short-term borrowings in the Consolidated Balance Sheet due to the October 2002 maturity. We are currently in negotiations to replace the Credit Facilities prior to the maturity date with new borrowings, which will reflect the market conditions and terms available at that time.

The Credit Facilities subject us to certain mandatory principal repayment obligations, including prepayment events as defined in the credit agreement. Interest on the Credit Facilities is based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin factor; therefore, our borrowing costs fluctuate depending upon the volatility in LIBOR.

On February 22, 2002, we entered into an agreement to amend certain terms of our Credit Facilities. This amendment provides for, among other things, additional flexibility with respect to acquisitions and other investments. In addition, we voluntarily reduced our maximum borrowings under the Revolving Credit Facility from $3.0 billion to $1.75 billion. As a result of this amendment, we capitalized debt costs of approximately $1.5 million. These costs will be amortized into interest expense over the remaining life of the Credit Facilities.

We issued $850 million of unsecured Notes in 2001. The issuance included $200 million of 8.5% Senior Unsecured Notes due April 15, 2006 and $650 million of 8.875% Senior Unsecured Notes due April 15, 2011. We used the proceeds, net of issuance costs, to reduce amounts outstanding under the Credit Facilities. We still have $550 million available for issuance under a $2 billion shelf registration. See Note 12 for further discussion.

We use derivative financial instruments, including interest rate swaps, to lower interest expense and manage our exposure to interest rate risk. See Notes 2 and 14 as well as our market risk disclosure for further discussion of our interest rate risk.

Consolidated Financial Condition

Assets increased $239 million or 6% to $4.4 billion. The increase was primarily attributable to a net increase in property, plant and equipment driven by capital spending and acquisitions in excess of depreciation, refranchising and disposition of assets. The fair value of derivatives recorded as a result of the adoption of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") also contributed to the increase. These increases were partially offset by a reduction in net receivables primarily related to the AmeriServe bankruptcy reorganization process.

Liabilities decreased $187 million or 4% to $4.3 billion. The decrease was primarily attributable to net paydown of debt, partially offset by increases related to the adoption of SFAS 133.

Liquidity

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our franchise operations, which require a limited TRICON investment in operating assets. Typically, our cash flows include a significant amount of discretionary capital spending. Though a decline in revenues could adversely impact our cash flows from operations, we believe our operating cash flows and our ability to adjust discretionary capital spending and borrow funds will allow us to meet our cash requirements in 2002 and beyond.

Significant contractual obligations and payments as of December 29, 2001 due by year include:

                               Less than
                                 1 Year      1-3 Years   4-5 Years    Thereafter     Total
                               -----------  ----------  -----------  -----------  ----------
Long-term debt(a)              $     537    $       2   $    551     $    900     $   1,990
Short-term borrowings                151            -          -            -           151
                               -----------  ----------  -----------  -----------  ----------
Debt excluding capital leases        688            2        551          900         2,141
Operating leases(b)                  221          383        294          893         1,791
Capital leases(b)                     11           22         17           87           137
Franchisee financing
   obligations                        15           14          -            -            29
                               -----------  ----------  -----------  -----------  ----------
Contractual obligations        $     935    $     421   $    862     $  1,880     $   4,098
                               ===========  ==========  ===========  ===========  ==========
  Excludes the derivative instrument adjustment, which is discussed in Note 14.
  These obligations, which are shown on a nominal basis, relate to operating and capital leases for approximately 4,400 restaurants.

See Note 12 for a discussion of short-term borrowings and long-term debt and Note 13 for a discussion of leases.

In addition, we have certain other commercial commitments where payment is contingent upon the occurrence of certain events. As of December 29, 2001, the maximum exposure under these commercial commitments, which are shown on a nominal basis, include:

Contingent liabilities associated with lease assignments     $     435
Standby letters of credit(a)                                       204
Guarantees of unconsolidated affiliates' debt                       12
Other commercial commitments                                        44
  Includes $32 million related to guarantees of financial arrangements of franchisees, which are supported by stand-by letters of credit.

See Notes 12 and 22 for a further discussion of these commitments.

Our unconsolidated affiliates also have long-term debt outstanding. As of December 29, 2001 this debt totaled approximately $134 million, our share of which was approximately $68 million. As noted above, we have guaranteed $12 million of this total debt obligation. Our unconsolidated affiliates had total assets of over $900 million as of year-end 2001 and total revenues of approximately $1.6 billion in 2001.

Other Significant Known Events, Trends or Uncertainties Expected to Impact 2002 Ongoing Operating Profit Comparisons with 2001

Euro Conversion

Twelve of the fifteen member countries of the European Economic and Monetary Union adopted the Euro as a common legal currency. We have Company and franchise businesses in the adopting member countries. Beginning January 1, 2002, new Euro-denominated bills and coins were issued, and a transition period of two months began. During the transition period local currencies were removed from circulation. We took actions to mitigate our risks related to the Euro conversion efforts including the rollout of Euro-ready point-of-sale ("POS") equipment and back-of-house hardware and software. We have not experienced any significant issues or unexpected business problems resulting from the Euro conversion. Given the absence of any significant problems to date, we do not expect Euro conversion issues to have a material adverse effect on TRICON's operations or financial results in 2002.

Expenditures associated with our conversion efforts totaled approximately $5 million of which $3 million was incurred during 2001. Approximately 30% of these costs related to capital expenditures for new POS equipment and back-of-house hardware and software. The remaining expenditures were mainly related to consulting expenses for initial impact studies and head office accounting systems. We do not expect to incur significant Euro-related expenditures in 2002.

Consumer acceptance of the Euro has not significantly impacted our business to date. From a competitive perspective, we continue to assess the impact of product price transparency, potential revisions to our product bundling strategies, and the creation of Euro-friendly price points. We do not believe that these activities will have sustained adverse impacts on our businesses.

New Accounting Pronouncements

See Note 2.

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

At December 29, 2001 and December 30, 2000, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $4 million and $19 million, respectively, in annual income before taxes. The estimated reductions are based upon the unhedged portion of our variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our interest rate swaps at December 29, 2001 and December 30, 2000 would decrease approximately $5 million and $11 million, respectively. The fair value of our Senior Unsecured Notes at December 29, 2001 and December 30, 2000 would decrease approximately $72 million and $25 million, respectively. The significant change in the decrease of the fair market value between 2001 and 2000 was primarily due to the additional Senior Unsecured Notes issued in 2001. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International ongoing operating profit constituted approximately 31% and 29% of our 2001 and 2000 ongoing operating profit, respectively, excluding unallocated and corporate expenses and foreign exchange net loss. In addition, the Company's net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1 billion and $900 million as of December 29, 2001 and December 30, 2000, respectively. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company's primary exposures result from our operations in Asia-Pacific and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows.

We attempt to minimize the exposure related to our investments in foreign operations by financing those investments with local currency debt when practical. In addition, we attempt to minimize the exposure related to foreign currency denominated financial instruments by purchasing goods and services from third parties in local currencies when practical. Consequently, foreign currency denominated financial instruments consist primarily of intercompany short-term receivables and payables. At times, we utilize forward contracts to reduce our risk exposure related to these foreign currency denominated financial instruments. The notional amount and maturity dates of these contracts match those of the underlying receivables or payables such that our foreign currency exchange risk related to these instruments is eliminated. On a limited basis, we utilize forward contracts in order to reduce our risk exposure related to certain foreign currency denominated cash flows from royalties. There were no such forward contracts outstanding as of December 29, 2001.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. There were no commodity future and option contracts outstanding at December 29, 2001, and those outstanding at December 30, 2000, were not significant to the Consolidated Financial Statements.

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

Industry risks and uncertainties include, but are not limited to, global and local business, economic and political conditions; legislation and governmental regulation; competitor activities; success of operating initiatives and advertising and promotional efforts; volatility of commodity costs; increases in minimum wage and other operating costs; availability and cost of land and construction; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets and changes in currency exchange and interest rates.

Item 8.     Financial Statements and Supplementary Data.

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above listed financial statements or notes thereto.

Consolidated Statements of Income
TRICON Global Restaurants, Inc. and Subsidiaries
Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999
(in millions, except per share data)

                                                 2001            2000           1999
                                           -------------   ------------   -------------
Revenues
Company sales                              $     6,138     $     6,305    $     7,099
Franchise and license fees                         815             788            723
                                           -------------   ------------   -------------
                                                 6,953           7,093          7,822
                                           -------------   ------------   -------------
Costs and Expenses, net
Company restaurants
  Food and paper                                 1,908           1,942          2,238
  Payroll and employee benefits                  1,666           1,744          1,956
  Occupancy and other operating expenses         1,658           1,665          1,814
                                           -------------   ------------   -------------
                                                 5,232           5,351          6,008

General and administrative expenses                796             830            895
Franchise and license expenses                      59              49             25
Other (income) expense                             (23)            (25)           (16)
Facility actions net loss (gain)                     1            (176)          (381)
Unusual items (income) expense                      (3)            204             51
                                           -------------   ------------   -------------
Total costs and expenses, net                    6,062           6,233          6,582
                                           -------------   ------------   -------------

Operating Profit                                   891             860          1,240

Interest expense, net                              158             176            202
                                           -------------   ------------   -------------

Income Before Income Taxes                         733             684          1,038

Income Tax Provision                               241             271            411
                                           -------------   ------------   -------------

Net Income                                 $       492     $       413    $       627
                                           =============   ============   =============

Basic Earnings Per Common Share            $      3.36     $      2.81    $      4.09
                                           =============   ============   =============

Diluted Earnings Per Common Share          $      3.24     $      2.77    $      3.92
                                           =============   ============   =============

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
TRICON Global Restaurants, Inc. and Subsidiaries
Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999
(in millions)

                                                                  2001         2000         1999
                                                              ----------   ----------   ----------
 Cash Flows - Operating Activities
 Net income                                                   $    492     $    413     $    627
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                 354          354          386
     Facility actions net loss (gain)                                1         (176)        (381)
     Unusual items                                                  (6)         120           45
     Other liabilities and deferred credits                        (11)          (5)          65
     Deferred income taxes                                         (72)         (51)         (16)
     Other non-cash charges and credits, net                        15           43           66
 Changes in operating working capital, excluding
   effects of acquisitions and dispositions:
     Accounts and notes receivable                                 116         (161)         (28)
     Inventories                                                    (8)          11            6
     Prepaid expenses and other current assets                      (3)          (3)         (13)
     Accounts payable and other current liabilities                (13)         (94)        (215)
     Income taxes payable                                          (33)          40           23
                                                              ----------   ----------   ----------
     Net change in operating working capital                        59         (207)        (227)
                                                              ----------   ----------   ----------
 Net Cash Provided by Operating Activities                         832          491          565
                                                              ----------   ----------   ----------
 Cash Flows - Investing Activities
 Capital spending                                                 (636)        (572)        (470)
 Proceeds from refranchising of restaurants                        111          381          916
 Acquisition of restaurants                                       (108)         (24)          (6)
 AmeriServe funding, net                                             -          (70)           -
 Short-term investments                                             27          (21)          39
 Sales of property, plant and equipment                             57           64           51
 Other, net                                                         46            5           (8)
                                                              ----------   ----------   ----------
 Net Cash (Used in) Provided by Investing Activities              (503)        (237)         522
                                                              ----------   ----------   ----------
 Cash Flows - Financing Activities
 Proceeds from Senior Unsecured Notes                              842            -            -
 Revolving Credit Facility activity, by original maturity
   Three months or less, net                                      (943)          82         (860)
 Proceeds from long-term debt                                        1            -            4
 Repayments of long-term debt                                     (258)         (99)        (180)
 Short-term borrowings-three months or less, net                    58          (11)          21
 Repurchase shares of common stock                                (100)        (216)        (134)
 Other, net                                                         48           37           30
                                                              -----------  ----------   ----------
 Net Cash Used in Financing Activities                            (352)        (207)      (1,119)
                                                              -----------  ----------   ----------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents        -           (3)           -
                                                              -----------  ----------   ----------
 Net (Decrease) Increase in Cash and Cash Equivalents              (23)          44          (32)
 Cash and Cash Equivalents - Beginning of Year                     133           89          121
                                                              -----------  ----------   ----------
 Cash and Cash Equivalents - End of Year                      $    110     $    133     $     89
                                                              ===========  ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
TRICON Global Restaurants, Inc. and Subsidiaries
December 29, 2001 and December 30, 2000
(in millions)

                                                                  2001         2000
                                                              -----------  -----------
ASSETS
Current Assets
Cash and cash equivalents                                     $     110    $     133
Short-term investments, at cost                                      35           63
Accounts and notes receivable, less allowance:
   $77 in 2001 and $82 in 2000                                      175          302
Inventories                                                          56           47
Prepaid expenses and other current assets                            92           68
Deferred income tax assets                                           79           75
                                                              -----------  -----------
   Total Current Assets                                             547          688

Property, plant and equipment, net                                2,777        2,540
Intangible assets, net                                              458          419
Investments in unconsolidated affiliates                            213          257
Other assets                                                        393          245
                                                              -----------  -----------
   Total Assets                                                $  4,388     $  4,149
                                                              ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and other current liabilities                $     995    $     978
Income taxes payable                                                114          148
Short-term borrowings                                               696           90
                                                              -----------  -----------
   Total Current Liabilities                                      1,805        1,216

Long-term debt                                                    1,552        2,397
Other liabilities and deferred credits                              927          848
Deferred income taxes                                                 -           10
                                                              -----------  -----------
   Total Liabilities                                              4,284        4,471
                                                              -----------  -----------

Shareholders' Equity (Deficit)
Preferred stock, no par value, 250 shares authorized;
   no shares issued                                                  -            -
Common stock, no par value, 750 shares authorized; 146 and
   147 shares issued in 2001 and 2000, respectively               1,097        1,133
Accumulated deficit                                                (786)      (1,278)
Accumulated other comprehensive income (loss)                      (207)        (177)
                                                              -----------  -----------
   Total Shareholders' Equity (Deficit)                             104         (322)
                                                              -----------  -----------
   Total Liabilities and Shareholders' Equity (Deficit)       $   4,388    $   4,149
                                                              ===========  ===========

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income
TRICON Global Restaurants, Inc. and Subsidiaries
Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999
(in millions)

                                                          Issued                       Accumulated
                                                        Common Stock                     Other
                                                  --------------------  Accumulated  Comprehensive
                                                   Shares      Amount     Deficit    Income (Loss)     Total
                                                  ------------------------------------------------------------
Balance at December 26, 1998                          153  $   1,305    $ (2,318)     $ (150)      $  (1,163)
                                                  ------------------------------------------------------------

Net income                                                                   627                         627
Foreign currency translation adjustment                                                   15              15
Minimum pension liability adjustment (net
   of tax of $1 million)                                                                   2               2
                                                                                                   -----------
  Comprehensive Income                                                                                   644
Adjustment to opening equity related to net
  advances from PepsiCo                                            7                                       7
Repurchase of shares of common stock                   (3)      (134)                                   (134)
Stock option exercises (includes tax benefits of
  $14 million)                                          1         39                                      39
Compensation-related events                                       47                                      47
                                                  ------------------------------------------------------------
Balance at December 25, 1999                          151  $   1,264  $   (1,691)     $ (133)      $    (560)
                                                  ------------------------------------------------------------

Net income                                                                   413                         413
Foreign currency translation adjustment                                                  (44)            (44)
                                                                                                   -----------
  Comprehensive Income                                                                                   369
Repurchase of shares of common stock                   (6)      (216)                                   (216)
Stock option exercises (includes tax benefits
 of $5 million)                                         2         46                                      46
Compensation-related events                                       39                                      39
                                                  ------------------------------------------------------------
Balance at December 30, 2000                          147  $   1,133  $   (1,278)     $ (177)      $    (322)
                                                  ------------------------------------------------------------

Net income                                                                   492                         492
Foreign currency translation adjustment                                                   (5)             (5)
Net unrealized loss on derivative instruments
   (net of tax benefits of $1 million)                                                    (1)             (1)
Minimum pension liability adjustment
   (net of tax benefits of $14 million)                                                  (24)            (24)
                                                                                                   -----------
  Comprehensive Income                                                                                   462
Repurchase of shares of common stock                   (3)      (100)                                   (100)
Stock option exercises (includes tax benefits of
  $13 million)                                          2         58                                      58
Compensation-related events                                        6                                       6
                                                  ------------------------------------------------------------
Balance at December 29, 2001                          146  $   1,097  $     (786)     $ (207)      $     104
                                                  ============================================================

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(tabular amounts in millions, except share data)

Note 1 - Description of Business

TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON" or the "Company") is comprised of the worldwide operations of KFC, Pizza Hut and Taco Bell (the "Concepts") and is the world's largest quick service restaurant company based on the number of system units, with over 30,000 units in more than 100 countries and territories. Approximately 36% of our system units are located outside the U.S. TRICON was created as an independent, publicly owned company on October 6, 1997 (the "Spin-off Date") via a tax-free distribution by our former parent, PepsiCo, Inc. ("PepsiCo"), of our Common Stock (the "Distribution" or "Spin-off") to its shareholders. References to TRICON throughout these Consolidated Financial Statements are made using the first person notations of "we," "us " or "our."

Through our widely-recognized Concepts, we develop, operate, franchise and license a system of both traditional and non-traditional quick service restaurants. Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices. Our traditional restaurants feature dine-in, carryout and, in some instances, drive-thru or delivery service. Non-traditional units, which are principally licensed outlets, include express units and kiosks which have a more limited menu and operate in non-traditional locations like airports, gasoline service stations, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. We are actively pursuing the strategy of multibranding, where two or more of our Concepts are operated in a single restaurant unit. In addition, we are testing multibranding options involving one of our Concepts and a restaurant concept not owned or affiliated with TRICON.

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

Principles of Consolidation and Basis of Preparation. Intercompany accounts and transactions have been eliminated. Investments in businesses in which we exercise significant influence but do not control are accounted for by the equity method. Our share of the net income or loss of those unconsolidated affiliates and net foreign exchange gains or losses are included in other (income) expense.

Fiscal Year. Our fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every five or six years. Fiscal year 2000 included 53 weeks. The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 17 weeks in fiscal years with 53 weeks and 16 weeks in fiscal years with 52 weeks. Our subsidiaries operate on similar fiscal calendars with period end dates suited to their businesses. The subsidiaries' period end dates are within one week of TRICON's period end date with the exception of our international businesses, which close one period or one month earlier to facilitate consolidated reporting.

Reclassifications. We have reclassified certain items in the accompanying Consolidated Financial Statements and Notes thereto for prior periods to be comparable with the classification we adopted for the fiscal year ended December 29, 2001. These reclassifications had no effect on previously reported net income.

Franchise and License Operations. We execute franchise or license agreements for each point of distribution which sets out the terms of our arrangement with the franchisee or licensee. Our franchise and certain license agreements require the franchisee or licensee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

We recognize initial fees as revenue when we have performed substantially all initial services required by the franchise or license agreement, which is generally upon opening of a store. We recognize continuing fees as earned with an appropriate provision for estimated uncollectible amounts, which is included in franchise and license expenses. We recognize renewal fees in income when a renewal agreement becomes effective. We include initial fees collected upon the sale of a restaurant to a franchisee in refranchising gains (losses). Fees for development rights are capitalized and amortized over the life of the development agreement.

We incur expenses that benefit both our franchise and license communities and their representative organizations and our company operated restaurants. These expenses, along with other costs of sales and servicing of franchise and license agreements are charged to general and administrative expenses as incurred. Certain direct costs of our franchise and license operations are charged to franchise and license expenses. These costs include provisions for estimated uncollectible fees, franchise and license marketing funding, amortization expense for franchise related intangible assets and certain other direct incremental franchise and license support costs. Franchise and license expenses also includes rent income from subleasing restaurants to franchisees net of the related occupancy costs.

We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe that our franchisees or licensees are unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Included in franchise and license expenses are provisions for uncollectible franchise and license receivables of $24 million, $30 million and $2 million in 2001, 2000 and 1999, respectively.

Direct Marketing Costs. We report substantially all of our direct marketing costs in occupancy and other operating expenses. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year. To the extent we participate in independent advertising cooperatives, we expense our contributions as incurred. At the end of 2001 and 2000, we had deferred marketing costs of $2 million and $8 million, respectively. Our advertising expenses were $328 million, $325 million and $385 million in 2001, 2000 and 1999, respectively.

Research and Development Expenses. Research and development expenses, which we expense as incurred, were $28 million in 2001 and $24 million in both 2000 and 1999.

Refranchising Gains (Losses). Refranchising gains (losses) includes the gains or losses from the sales of our restaurants to new and existing franchisees and the related initial franchise fees, reduced by transaction costs and direct administrative costs of refranchising. In executing our refranchising initiatives, we most often offer groups of restaurants. We recognize gains on restaurant refranchisings when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity, and we are satisfied that the franchisee can meet its financial obligations. If the criteria for gain recognition are not met, we defer the gain to the extent we have a remaining financial obligation in connection with the sales transaction. Deferred gains are recognized when these criteria are met or as our financial obligation is reduced. We only consider stores "held for disposal" when they are expected to be sold at a loss. We recognize estimated losses on restaurants to be refranchised and suspend depreciation and amortization when: (a) we make a decision to refranchise; (b) the estimated fair value less costs to sell is less than the carrying amount of the stores; (c) the stores can be immediately removed from operations; and (d) the sale is probable within one year. When we make a decision to retain a store previously held for refranchising, we revalue the store at the lower of its net book value at our original disposal decision date less normal depreciation and amortization during the period held for disposal or its current fair market value. This value becomes the store's new cost basis. We charge (or credit) any difference between the store's carrying amount and its new cost basis to refranchising gains (losses). When we make a decision to close a store previously held for refranchising, we reverse any previously recognized refranchising loss and then record the store closure costs as described below. For groups of restaurants expected to be sold at a gain, we typically do not suspend depreciation and amortization until the sale is probable. For practical purposes, we treat the closing date as the point at which the sale is probable. Refranchising gains (losses) also include charges for estimated exposures related to those partial guarantees of franchisee loan pools and contingent lease liabilities which arose from refranchising activities. These exposures are more fully discussed in Note 22.

Store Closure Costs. We recognize the impairment of a restaurant's assets as store closure costs when we have closed or replaced the restaurant within the same quarter our decision is made. Store closure costs also include costs of disposing of the assets as well as other facility-related expenses from previously closed stores. These costs are expensed as incurred. Additionally, at the date the closure is considered probable, we record a liability for the net present value of any remaining operating lease obligations subsequent to the expected closure date, net of estimated sublease income, if any.

Considerable management judgment is necessary to estimate future cash flows, including sublease income. Accordingly, actual results could vary significantly from the estimates.

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

Property, Plant and Equipment. We state property, plant and equipment at cost less accumulated depreciation and amortization, impairment writedowns and valuation allowances. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows: 5 to 25 years for buildings and improvements, 3 to 20 years for machinery and equipment and 3 to 7 years for capitalized software costs. As discussed further above, we suspend depreciation and amortization on assets related to restaurants that are held for disposal.

Internal Development Costs and Abandoned Site Costs. We capitalize direct costs associated with the site acquisition and construction of a Company unit on that site, including direct internal payroll and payroll-related costs and direct external costs. Only those site-specific costs incurred subsequent to the time that the site acquisition is considered probable are capitalized. We consider acquisition probable upon final site approval. If we subsequently make a determination that a site for which internal development costs have been capitalized will not be acquired or developed, any previously capitalized internal development costs are expensed and included in general and administrative expenses.

Intangible Assets. Intangible assets include both identifiable intangibles and goodwill arising from the allocation of purchase prices of businesses acquired. Where appropriate, intangible assets are allocated to individual restaurants at the time of acquisition. We base amounts assigned to identifiable intangibles on independent appraisals or internal estimates. Goodwill represents the residual purchase price after allocation to all identifiable net assets. Our intangible assets are stated at historical allocated cost less accumulated amortization and impairment writedowns. We amortize intangible assets on a straight-line basis as follows: up to 20 years for reacquired franchise rights, 3 to 40 years for trademarks and other identifiable intangibles and up to 20 years for goodwill. As discussed above, we suspend amortization on intangible assets allocated to restaurants that are held for disposal.

See "New Accounting Pronouncements Not Yet Adopted" for a discussion of the anticipated impact of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on our accounting for intangible assets.

Stock-Based Employee Compensation. We measure stock-based employee compensation cost for financial statement purposes in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. We include pro forma information in Note 16 as required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, we measure compensation cost for stock option grants to employees as the excess of the average market price of the Common Stock at the grant date over the amount the employee must pay for the stock. Our policy is to generally grant stock options at the average market price of the underlying Common Stock at the date of grant.

Derivative Financial Instruments. Our policy prohibits the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. Our use of derivative instruments has included interest rate swaps, collars, forward rate agreements and foreign currency forward contracts. In addition, we utilize on a limited basis, commodity futures and options contracts. Our interest rate and foreign currency derivative contracts are entered into with financial institutions while our commodity derivative contracts are exchange traded.

Effective December 31, 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recorded in the results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately. The cumulative effect of adoption of SFAS 133 was insignificant. For fiscal years prior to the adoption of SFAS 133, our treatment of derivative instruments was as described in the following paragraphs.

We recognized the interest differential to be paid or received on interest rate swap and forward rate agreements as an adjustment to interest expense as the differential occurred. We recognized the interest differential to be paid or received on an interest rate collar as an adjustment to interest expense when the interest rate fell below or rose above the collared range. We reflected the recognized interest differential not yet settled in cash in the accompanying Consolidated Balance Sheets as a current receivable or payable.

Each period, we recognized in income foreign exchange gains and losses on forward contracts that were designated and effective as hedges of foreign currency receivables or payables as the differential occurred. These gains or losses were largely offset by the corresponding gain or loss recognized in income on the currency translation of the receivable or payable, as both amounts were based upon the same exchange rates. We reflected the recognized foreign currency differential for forward contracts not yet settled in cash on the accompanying Consolidated Balance Sheets each period as a current receivable or payable. Each period, we recognized in income the change in fair value of foreign exchange gains and losses on forward contracts that were entered into to mitigate the foreign exchange risk of certain forecasted foreign currency denominated royalty receipts. We reflected the fair value of these forward contracts not yet settled on the Consolidated Balance Sheets as a current receivable or payable. If a foreign currency forward contract was terminated prior to maturity, the gain or loss recognized upon termination was immediately recognized in income.

We deferred gains and losses on futures and options contracts that were designated and effective as hedges of future commodity purchases and included them in the cost of the related raw materials when purchased. Changes in the value of futures and options contracts that we used to hedge components of our commodity purchases were highly correlated to changes in the value of the purchased commodity attributable to the hedged component.

New Accounting Pronouncements Not Yet Adopted. In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, which supersedes APB Opinion No. 16, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. The provisions of SFAS 141 were effective for transactions accounted for using the purchase method that were completed after June 30, 2001. Such transactions were not significant for the Company through December 29, 2001.

Historically, the Company's business combinations have primarily consisted of acquiring restaurants from our franchisees and have been accounted for using the purchase method of accounting. The primary intangible asset to which we have generally allocated value in these business combinations is reacquired franchise rights. We have determined that reacquired franchise rights do not meet the criteria of SFAS 141 to be recognized as an asset apart from goodwill.

In 2001, the FASB also issued SFAS 142, which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after its effective date. SFAS 142 is effective for the Company for fiscal year 2002.

If SFAS 142 had been effective for fiscal year 2001, the cessation of amortization of goodwill and indefinite-lived intangibles would have resulted in our reported net income being approximately $26 million higher. We have not yet determined the impact of the transitional goodwill impairment test, which is required to be performed in connection with to the adoption of SFAS 142.

In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which will be effective for the Company beginning fiscal year 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have not yet determined the impact of adopting SFAS 143 on the Company's Financial Statements.

In 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. SFAS 144 is effective for the Company for fiscal year 2002. We do not anticipate that the adoption of SFAS 144 will have a significant impact on our results of operations.

Note 3 - Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes:

                                                              2001           2000
                                                            ----------     ----------
Foreign currency translation adjustment                     $   (182)      $   (177)
Minimum pension liability adjustment, net of tax                 (24)             -
Unrealized losses on derivative instruments, net of tax           (1)             -
                                                            ----------     ----------
Total accumulated other comprehensive income (loss)         $   (207)      $   (177)
                                                            ==========     ==========

Note 4 - Earnings Per Common Share ("EPS")

                                                          2001          2000          1999
                                                      ----------    ----------    ----------
Net income                                            $    492      $    413      $    627
                                                      ==========    ==========    ==========
Basic EPS:
Weighted-average common shares outstanding                 147           147           153
                                                      ==========    ==========    ==========

Basic EPS                                             $   3.36      $   2.81      $   4.09
                                                      ==========    ==========    ==========
Diluted EPS:
Weighted-average common shares outstanding                 147           147           153
Shares assumed issued on exercise of dilutive
   share equivalents                                        27            19            24
Shares assumed purchased with proceeds of dilutive
   share equivalents                                       (22)          (17)          (17)
                                                      ----------    ----------    ----------
Shares applicable to diluted earnings                      152           149           160
                                                      ==========    ==========    ==========

Diluted EPS                                           $   3.24      $   2.77      $   3.92
                                                      ==========    ==========    ==========

Unexercised employee stock options to purchase approximately 2.6 million, 10.8 million and 2.5 million shares of our Common Stock for the years ended December 29, 2001, December 30, 2000 and December 25, 1999, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the year.

Note 5 - Items Affecting Comparability of Net Income

Facility Actions Net Loss (Gain)

Facility actions net loss (gain) consists of the following three components as described in Note 2:

  Refranchising (gains) losses;
  Store closure costs; and
  Impairment of long-lived assets for restaurants we intend to continue to use in the business and restaurants we intend to close.
                                                         2001          2000         1999(a)
                                                     -----------   -----------    ----------
U.S.
Refranchising net (gains)(b)(c)                      $     (44)    $    (202)     $    (405)
Store closure costs                                         13             6              5
Impairment charges for stores that will continue
   to be used in the business                               10             3              6
Impairment charges for stores to be closed                   4             5              9
                                                     -----------   -----------    ----------
Facility actions net (gain)                                (17)         (188)          (385)
                                                     -----------   -----------    ----------
International
Refranchising net losses (gains)(b)(c)                       5             2            (17)
Store closure costs                                          4             4              8
Impairment charges for stores that will continue
   to be used in the business                                8             5             10
Impairment charges for stores to be closed                   1             1              3
                                                     -----------   -----------    ----------
Facility actions net loss                                   18            12              4
                                                     -----------   -----------    ----------
Worldwide
Refranchising net (gains)(b)(c)                            (39)         (200)          (422)
Store closure costs                                         17            10             13
Impairment charges for stores that will continue
   to be used in the business(d)                            18             8             16
Impairment charges for stores to be closed(d)                5             6             12
                                                     -----------   -----------    ----------
Facility actions net loss (gain)                     $       1     $    (176)     $    (381)
                                                     ===========   ===========    ==========
  Includes favorable adjustments of $19 million in the U.S. and unfavorable adjustments of $6 million in International related to our 1997 fourth quarter charge. These adjustments primarily related to lower-than-expected losses from stores disposed of, decisions to retain certain stores originally expected to be disposed of and changes in estimated costs. The original fourth quarter 1997 charge included estimates for the costs of closing stores; reductions to fair market value, less costs to sell, of the carrying amounts of certain restaurants we intended to refranchise; and impairments of certain restaurants intended to be used in the business.
  Includes initial franchise fees in the U.S. of $4 million in 2001, $17 million in 2000 and $38 million in 1999 and in International of $3 million in both 2001 and 2000 and $7 million in 1999. See Note 7.
  In 2001, U.S. refranchising net (gains) included $12 million of previously deferred refranchising gains and International refranchising net losses (gains) included a charge of $11 million to mark to market the net assets of the Singapore business, which is held for sale.

  Impairment charges for 2001, 2000 and 1999 were recorded against the following asset categories:
                                                          2001          2000          1999
                                                     -----------    ----------    ----------
          Property, plant and equipment              $      23      $     12      $     25
          Goodwill                                           -             -             1
          Reacquired franchise rights                        -             2             2
                                                     -----------    ----------    ----------
          Total impairment                           $      23      $     14      $     28
                                                     ===========    ==========    ==========

The following table summarizes the 2001 and 2000 activity related to reserves for stores disposed of or held for disposal.

                                                           Asset
                                                        Impairment
                                                        Allowances      Liabilities
                                                     --------------   --------------

Balance at December 25, 1999                         $        20      $      71
Amounts used                                                 (10)           (22)
(Income) expense impact:
   New decisions                                              14              5
   Estimate/decision changes                                  (4)            (7)
Other                                                          -              3
                                                     --------------   --------------
Balance at December 30, 2000                         $        20      $      50
Amounts used                                                  (8)           (18)
(Income) expense impact:
   New decisions                                              21              6
   Estimate/decision changes                                   -              1
Other                                                         (6)             9
                                                     --------------   --------------
Balance at December 29, 2001                         $        27      $      48
                                                     ==============   ==============

The following table summarizes the carrying value of assets held for disposal by reportable operating segment.

                                                       2001         2000
                                                    ---------    ----------
U.S.                                                $     8      $     6
International(a)                                         36            -
                                                    ---------    ----------
                                                    $    44      $     6
                                                    =========    ==========
  The carrying value in 2001 relates to the Singapore business, which operates approximately 100 stores as of December 29, 2001.

The following table summarizes Company sales and restaurant margin related to stores held for disposal at December 29, 2001 or disposed of through refranchising or closure during 2001, 2000 and 1999. Restaurant margin represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses. These amounts do not include the impact of Company stores that have been contributed to unconsolidated affiliates.

                                                       2001          2000           1999
                                                   ----------    -----------    ----------
Stores held for disposal at December 29, 2001:
   Sales                                           $    114      $    114       $    110
   Restaurant margin                                      9             8             12

Stores disposed of in 2001, 2000 and 1999:
   Sales                                           $    157      $    684       $  1,716
   Restaurant margin                                     15            88            202

Restaurant margin includes a benefit from the suspension of depreciation and amortization of approximately $1 million, $2 million and $9 million in 2001, 2000 and 1999, respectively.

Unusual Items (Income) Expense

                                                       2001          2000           1999
                                                   ----------    -----------    ----------
U.S.                                               $     15      $     29       $     13
International                                             -             8              3
Unallocated                                             (18)          167             35
                                                   ----------    -----------    ----------
Worldwide                                          $     (3)     $    204       $     51
                                                   ==========    ===========    ==========

Unusual items income in 2001 primarily included: (a) recoveries of approximately $21 million related to the AmeriServe Food Distribution Inc. ("AmeriServe") bankruptcy reorganization process; (b) aggregate settlement costs of $15 million associated with certain litigation; and (c) expenses, primarily severance, related to decisions to streamline certain support functions. See Note 22 for discussions of the AmeriServe bankruptcy reorganization process and litigation.

In the fourth quarter of 2001, we recorded expenses of approximately $4 million related to streamlining certain support functions, which included the termination of approximately 90 employees. The reserves established, which primarily related to severance, were almost fully utilized in the first quarter of 2002.

Unusual items expense in 2000 included: (a) $170 million of charges and direct incremental costs related to the AmeriServe bankruptcy reorganization process; (b) an increase in the estimated costs of settlement of certain wage and hour litigation and associated defense costs incurred in 2000; (c) costs associated with the formation of new unconsolidated affiliates; and (d) the reversal of excess provisions arising from the resolution of a dispute associated with the disposition of our Non-core Businesses, which is discussed in Note 22.

Unusual items expense in 1999 included: (a) the write-off of approximately $41 million owed to us by AmeriServe at the AmeriServe bankruptcy petition date; (b) an increase in the estimated costs of settlement of certain wage and hour litigation and associated defense and other costs incurred in 1999; (c) favorable adjustments to our 1997 fourth quarter charge; (d) the write-down to estimated fair market value less cost to sell of our idle Wichita processing facility; (e) costs associated with the formation of new unconsolidated affiliates; (f) the impairment of enterprise-level goodwill in one of our international businesses; and (g) severance and other exit costs related to strategic decisions to streamline the infrastructure of our international business. The original fourth quarter 1997 charge included impairments of certain investments in unconsolidated affiliates to be retained and costs of certain personnel reductions.

Accounting Changes

In 1998 and 1999, we adopted several accounting and human resource policy changes (collectively, the "accounting changes") which favorably impacted our 1999 operating results by approximately $29 million. The estimated impact is summarized below:

                                                 1999
                      -------------------------------------------------------
                                             General and
                          Restaurant        Administrative       Operating
                            Margin             Expenses           Profit
                      ---------------    ------------------   ---------------
U.S.                  $        11        $         4          $        15
Unallocated                     -                 14                   14
                      ---------------    ------------------   ---------------
Total                 $        11        $        18          $        29
                      ===============    ==================   ===============

The accounting changes were as follows:

Effective December 27, 1998, we adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Based on our adoption of SOP 98-1, we capitalized approximately $13 million of internal software development costs and third party software costs in 1999. The amortization of computer software assets that became ready for their intended use in 1999 was insignificant.

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

To conform to the Securities and Exchange Commission's April 23, 1998 interpretation of SFAS 121 our store closure accounting policy was changed in 1998. Effective for closure decisions made on or subsequent to April 23, 1998, we recognize store closure costs when we have closed the restaurant within the same quarter the closure decision is made. When we decide to close a restaurant beyond the quarter in which the closure decision is made, we review it for impairment. In fiscal year 1999, this change resulted in additional depreciation and amortization of approximately $3 million through April 23, 1999.

In 1999, the methodology used by our independent actuary was refined and enhanced to provide a more reliable estimate of the self-insured portion of our current and prior years' ultimate loss projections related to workers' compensation, general liability and automobile liability insurance programs. The change in methodology resulted in a one-time increase in our 1999 operating profit of over $8 million.

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

Note 6 - Supplemental Cash Flow Data

                                                               2001           2000           1999
                                                           -------------  -----------    ------------

Cash Paid for:
   Interest                                                $    164       $    194       $    212
   Income taxes                                                 264            252            340

Significant Non-Cash Investing and Financing
   Activities:
   Issuance of promissory note to acquire an
      unconsolidated affiliate                             $      -       $     25       $      -
   Contribution of non-cash net assets to an
      unconsolidated affiliate                                   21             67              -
   Assumption of liabilities in connection with an
      acquisition                                                36              6              1
   Fair market value of assets received in connection
      with a non-cash acquisition                                 9              -              -
   Capital lease obligations incurred to acquire assets          18              4              4

Note 7 - Franchise and License Fees

                                                                2001           2000           1999
                                                           -----------    -----------    ------------
Initial fees, including renewal fees                       $      32      $      48      $      71
Initial franchise fees included in refranchising gains            (7)           (20)           (45)
                                                           -----------    -----------    ------------
                                                                  25             28             26
Continuing fees                                                  790            760            697
                                                           -----------    -----------    ------------
                                                           $     815      $     788      $     723
                                                           ===========    ===========    ============

Note 8 - Other (Income) Expense

                                                                2001           2000           1999
                                                           -----------    -----------    ------------
Equity income from investments in unconsolidated
   affiliates                                              $     (26)     $     (25)     $     (19)
Foreign exchange net loss                                          3              -              3
                                                           -----------    -----------    ------------
                                                           $     (23)     $     (25)     $     (16)
                                                           ===========    ===========    ============

Note 9 - Property, Plant and Equipment, net

                                                                           2001               2000
                                                                      -----------        ------------
Land                                                                  $     579          $     543
Buildings and improvements                                                2,608              2,469
Capital leases, primarily buildings                                          91                 82
Machinery and equipment                                                   1,647              1,522
                                                                      -----------        ------------
                                                                          4,925              4,616
Accumulated depreciation and amortization                                (2,121)            (2,056)
Impairment allowances                                                       (27)               (20)
                                                                      -----------        ------------
                                                                      $   2,777          $   2,540
                                                                      ===========        ============

Depreciation and amortization expense was $320 million, $319 million and $345 million in 2001, 2000 and 1999, respectively.

Note 10 - Intangible Assets, net

                                                                           2001                2000
                                                                      -----------         -----------
Reacquired franchise rights                                           $     294           $     264
Trademarks and other identifiable intangibles                               105                 102
Goodwill                                                                     59                  53
                                                                      -----------         -----------
                                                                      $     458           $     419
                                                                      ===========         ===========

In determining the above amounts, we have subtracted accumulated amortization of $410 million for 2001 and $415 million for 2000. Amortization expense was $37 million, $38 million and $44 million in 2001, 2000 and 1999, respectively.

Note 11 - Accounts Payable and Other Current Liabilities

                                                                           2001                2000
                                                                      -----------         -----------
Accounts payable                                                      $     326           $     326
Accrued compensation and benefits                                           210                 209
Other current liabilities                                                   459                 443
                                                                      -----------         -----------
                                                                      $     995           $     978
                                                                      ===========         ===========

Note 12 - Short-term Borrowings and Long-term Debt

                                                                           2001                2000
                                                                      -----------         -----------
Short-term Borrowings
Current maturities of long-term debt                                  $     545           $      10
International lines of credit                                               138                  68
Other                                                                        13                  12
                                                                      -----------         -----------
                                                                      $     696           $      90
                                                                      ===========         ===========
Long-term Debt
Senior, unsecured Term Loan Facility, due October 2002                $     442           $     689
Senior, unsecured Revolving Credit Facility, expires October 2002            94               1,037
Senior, Unsecured Notes, due May 2005 (7.45%)                               351                 351
Senior, Unsecured Notes, due April 2006 (8.50%)                             198                   -
Senior, Unsecured Notes, due May 2008 (7.65%)                               251                 251
Senior, Unsecured Notes, due April 2011 (8.875%)                            644                   -
Capital lease obligations (See Note 13)                                      79                  74
Other, due through 2010 (6% - 12%)                                            4                   5
                                                                      -----------         -----------
                                                                          2,063               2,407
Less current maturities of long-term debt                                  (545)                (10)
                                                                      -----------         -----------
Long-term debt excluding SFAS 133 adjustment                              1,518               2,397
Derivative instrument adjustment under SFAS 133 (See Note 14)                34                   -
                                                                      -----------         -----------
Long-term debt including SFAS 133 adjustment                          $   1,552           $   2,397
                                                                      ===========         ===========

Our primary bank credit agreement, as amended, is comprised of a senior unsecured Term Loan Facility and a $1.75 billion senior unsecured Revolving Credit Facility, which was reduced from $3 billion as part of the amendment discussed below (collectively referred to as the "Credit Facilities"). The Credit Facilities mature on October 2, 2002. Amounts outstanding under our Revolving Credit Facility are expected to fluctuate, but Term Loan Facility reductions may not be reborrowed.

Under the terms of the Revolving Credit Facility, we may borrow up to the maximum borrowing limit less outstanding letters of credit. At December 29, 2001, we had unused Revolving Credit Facilities aggregating $2.7 billion, net of outstanding letters of credit of $0.2 billion. We expensed facility fees on the Revolving Credit Facility of approximately $4 million in each of 2001, 2000 and 1999.

Amounts outstanding under our Credit Facilities at December 29, 2001 have been classified as short-term borrowings in the Consolidated Balance Sheet due to the October 2002 maturity. We are currently in negotiations to replace the Credit Facilities prior to the maturity date with new borrowings, which will reflect the market conditions and terms available at that time.

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

Interest on amounts borrowed is payable at least quarterly at variable rates, based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin factor. At December 29, 2001 and December 30, 2000, the weighted average interest rate on our variable rate debt was 3.4% and 7.2%, respectively, which includes the effects of associated interest rate swaps. See Note 14 for a discussion of our use of derivative instruments, our management of credit risk inherent in derivative instruments and fair value information related to debt and interest rate swaps.

On February 22, 2002, we entered into an agreement to amend certain terms of our Credit Facilities. This amendment provides for, among other things, additional flexibility with respect to acquisitions and other investments. In addition, we voluntarily reduced our maximum borrowings under the Revolving Credit Facility from $3.0 billion to $1.75 billion. As a result of this amendment, we capitalized debt costs of approximately $1.5 million. These costs will be amortized into interest expense over the remaining life of the Credit Facilities.

In 1997, we filed a shelf registration statement with the Securities and Exchange Commission with respect to offerings of up to $2 billion of senior unsecured debt. In May 1998, we issued $350 million of 7.45% Unsecured Notes due May 15, 2005 ("2005 Notes") and $250 million of 7.65% Unsecured Notes due May 15, 2008 ("2008 Notes"). Interest on the 2005 Notes and 2008 Notes commenced on November 15, 1998 and is payable semi-annually thereafter. The effective interest rate on the 2005 Notes and the 2008 Notes is 7.6% and 7.8%, respectively. In April 2001, we issued $200 million of 8.5% Senior Unsecured Notes due April 15, 2006 ("2006 Notes") and $650 million of 8.875% Senior Unsecured Notes due April 15, 2011 ("2011 Notes") (collectively referred to as the "Notes"). The net proceeds from the issuance of the Notes were used to reduce amounts outstanding under the Credit Facilities. Interest on the Notes is payable April 15 and October 15 and commenced on October 15, 2001. The effective interest rate on the 2006 Notes and the 2011 Notes is 9.0% and 9.2%, respectively. We still have $550 million available for issuance under the $2 billion shelf registration statement.

Interest expense on the short-term borrowings and long-term debt was $172 million, $190 million and $218 million in 2001, 2000 and 1999, respectively. Net interest expense of $9 million on incremental borrowings related to the AmeriServe bankruptcy reorganization process was included in unusual items in 2000.

The annual maturities of long-term debt through 2006 and thereafter, excluding capital lease obligations and the derivative instrument adjustments, are 2002 - $537 million; 2003 - $1 million; 2004 - $1 million; 2005 - $351 million; 2006 - $200 million and $900 million thereafter.

Note 13 - Leases

We have non-cancelable commitments under both capital and long-term operating leases, primarily for our restaurants. Capital and operating lease commitments expire at various dates through 2087 and, in many cases, provide for rent escalations and renewal options. Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

                                 Commitments                     Lease Receivables
                         ---------------------------    -----------------------------------
                           Capital        Operating      Direct Financing       Operating
                         -----------    ------------    ------------------    --------------
2002                     $      11      $      221      $        2            $        9
2003                            12             203               2                     8
2004                            10             180               1                     7
2005                             9             160               1                     7
2006                             8             134               1                     6
Thereafter                      87             893               8                    33
                         -----------    ------------    ------------------    --------------
                         $     137      $    1,791      $       15            $       70
                         ===========    ============    ==================    ==============

At year-end 2001, the present value of minimum payments under capital leases was $79 million.

The details of rental expense and income are set forth below:

                              2001           2000            1999
                         -----------    ------------    -----------
Rental expense
   Minimum               $     283      $     253       $     263
   Contingent                   10             28              28
                         -----------    ------------    -----------
                         $     293      $     281       $     291
                         ===========    ============    ===========
Minimum rental income    $      14      $      18       $      20
                         ===========    ============    ===========

Contingent rentals are generally based on sales levels in excess of stipulated amounts contained in the lease agreements.

During 2001, we entered into sale-leaseback transactions involving 17 of our restaurants. Under the transactions, the restaurants were sold for approximately $18 million and have been leased back for initial terms of 15 years. These leasebacks have been accounted for as operating leases. The future lease payments are included in the above tables. Gains on the sales, which were not significant, were deferred and will be amortized to rent expense over the initial term of the leases.

Note 14 - Financial Instruments

Derivative Instruments

Interest Rates - We enter into interest rate swaps, collars and forward rate agreements with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our debt. Under the contracts, we agree with other parties to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. At December 29, 2001 and December 30, 2000 we had outstanding pay-variable interest rate swaps with notional amounts of $350 million. These swaps have reset dates and floating rate indices which match those of our underlying fixed-rate debt and have been designated as fair value hedges of a portion of that debt. As the swaps qualify for the short-cut method under SFAS 133 no ineffectiveness has been recorded. The fair value of these swaps as of December 29, 2001 was approximately $36 million and has been included in Other assets. The portion of this fair value which has not yet been recognized as a reduction to interest expense (approximately $34 million at December 29, 2001) has been included in Long-term debt.

At December 29, 2001 and December 30, 2000, we also had outstanding pay-fixed interest rate swaps with notional amounts of $650 million and $450 million, respectively. These swaps have been designated as cash flow hedges of a portion of our variable-rate debt. As the critical terms of the swaps and hedged interest payments are the same, we have determined that the swaps are completely effective in offsetting the variability in cash flows associated with interest payments on that debt due to interest rate fluctuations.

During 2000, we entered into interest rate collars to reduce interest rate sensitivity on a portion of our variable rate bank debt. Interest rate collars effectively lock in a range of interest rates by establishing a cap and floor. Reset dates and the floating index on the collars match those of the underlying bank debt. If interest rates remain within the collared cap and floor, no payments are made. If rates rise above the cap level, we receive a payment. If rates fall below the floor level, we make a payment. At December 29, 2001 and December 30, 2000, we did not have any outstanding interest rate collars.

Foreign Exchange - We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated financial instruments, the majority of which are intercompany short-term receivables and payables. The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables. We also enter into foreign currency forward contracts to reduce our cash flow volatility associated with certain forecasted foreign currency denominated royalties. These forward contracts have historically been short-term in nature, with termination dates matching forecasted settlement dates of the receivables or payables or cash receipts from royalties within the next twelve months. For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item, both of which are based on forward rates. No ineffectiveness was recognized in 2001 for those foreign currency forward contracts designated as cash flow hedges.

Commodities - We also utilize on a limited basis commodity futures and options contracts to mitigate our exposure to commodity price fluctuations over the next twelve months. Those contracts have not been designated as hedges under SFAS 133. There were no open commodity future and options contracts outstanding at December 29, 2001 and those outstanding as of the adoption of SFAS 133 on December 31, 2000 were not significant.

Deferred Amounts in Accumulated Other Comprehensive Income (Loss) - As of December 29, 2001, we had a net deferred loss associated with cash flow hedges of approximately $1 million, net of tax. Of this amount, we estimate that a net after-tax gain of less than $1 million will be reclassified into earnings through December 28, 2002. The remaining net after-tax loss of approximately $1 million, which arose from the settlement of treasury locks entered into prior to the issuance of certain amounts of our fixed-rate debt, will be reclassified into earnings from December 29, 2002 through 2011 as an increase to interest expense on this debt.

Credit Risks

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

Accounts receivable consists primarily of amounts due from franchisees and licensees for initial and continuing fees. In addition, we have notes and lease receivables from certain of our franchisees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our Concepts. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each Concept and the short-term nature of the franchise and license fee receivables.

Fair Value

At December 29, 2001 and December 30, 2000, the fair values of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of notes receivable approximate carrying value after consideration of recorded allowances.

The carrying amounts and fair values of our other financial instruments subject to fair value disclosures are as follows:

                                                             2001                    2000
                                                   -----------------------  ------------------------
                                                     Carrying      Fair       Carrying       Fair
                                                      Amount       Value       Amount        Value
                                                   -----------  ----------  -----------  -----------
Debt
   Short-term borrowings and long-term debt,
      excluding capital leases and the derivative
      instrument adjustments                       $    2,135   $   2,215   $    2,413   $    2,393
                                                   ===========  ==========  ===========  ===========
Debt-related derivative instruments:
   Open contracts in a net asset position                  37          37            -           24
                                                   ===========  ==========  ===========  ===========
Foreign currency-related derivative
   instruments:
   Open contracts in a net asset position                   5           5            -            -
                                                   ===========  ==========  ===========  ===========
Guarantees and letters of credit                            -          38            -           51
                                                   ===========  ==========  ===========  ===========

We estimated the fair value of debt, debt-related derivative instruments, foreign currency-related derivative instruments, guarantees and letters of credit using market quotes and calculations based on market rates.

Note 15 - Pension and Postretirement Medical Benefits

Pension Benefits

We sponsor noncontributory defined benefit pension plans covering substantially all full-time U.S. salaried employees, certain hourly employees and certain international employees. During 2001, the TRICON Retirement Plan (the "Plan") was amended such that any salaried employee hired or rehired by TRICON after September 30, 2001 will not be eligible to participate in the Plan. Benefits are based on years of service and earnings or stated amounts for each year of service.

Postretirement Medical Benefits

Our postretirement plan provides health care benefits, principally to U.S. salaried retirees and their dependents. This plan includes retiree cost sharing provisions. During 2001, the plan was amended such that any salaried employee hired or rehired by TRICON after September 30, 2001 will not be eligible to participate in this plan. Employees hired prior to September 30, 2001 are eligible for benefits if they meet age and service requirements and qualify for retirement benefits.

The components of net periodic benefit cost are set forth below:

                                                        Pension Benefits
                                               ---------------------------------
                                                  2001        2000        1999
                                               ---------   ---------   ---------
Service cost                                   $    20     $    19     $    20
Interest cost                                       28          24          22
Amortization of prior service cost                   1           1           1
Expected return on plan assets                     (29)        (25)        (24)
Recognized actuarial loss                            1           -           -
                                               ---------   ---------   ---------
Net periodic benefit cost                      $    21     $    19     $    19
                                               =========   =========   =========

Additional (gain) loss recognized due to:
   Curtailment                                 $     -     $    (4)    $    (4)
   Special termination benefits                      2           -           -

                                               Postretirement Medical Benefits
                                               -----------------------------------
                                                  2001        2000        1999
                                               ---------   ---------   -----------
Service cost                                   $     2     $     2     $     2
Interest cost                                        4           3           3
Amortization of prior service cost                  (1)         (1)         (2)
                                               ---------   ---------   -----------
Net periodic benefit cost                      $     5     $     4     $     3
                                               =========   =========   ===========

Additional (gain) recognized due to:
Curtailment                                    $     -     $    (1)    $    (1)

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits. Curtailment gains have generally been recognized in facility actions net gain as they have resulted primarily from refranchising and closure activities.

The change in benefit obligation and plan assets and reconciliation of funded status is as follows:

                                                                                  Postretirement
                                                         Pension Benefits         Medical Benefits
                                                         2001        2000         2001        2000
                                                      ---------   ----------   ---------   ---------
Change in benefit obligation
  Benefit obligation at beginning of year             $   351     $   315      $    48     $    45
    Service cost                                           20          19            2           2
    Interest cost                                          28          24            4           3
    Plan amendments                                         1           -            -           -
    Special termination benefits                            2           -            -           -
    Curtailment (gain)                                     (3)         (5)           -          (2)
    Benefits and expenses paid                            (17)        (19)          (3)         (3)
    Actuarial loss                                         38          17            7           3
                                                      ---------   ----------   ---------   ---------
  Benefit obligation at end of year                   $   420     $   351      $    58     $    48
                                                      ---------   ----------   ---------   ---------
Change in plan assets
  Fair value of plan assets at beginning of year      $   313     $   290
    Actual return on plan assets                          (51)         39
    Employer contributions                                 48           4
    Benefits paid                                         (17)        (19)
    Administrative expenses                                (2)         (1)
                                                      ---------   ----------
  Fair value of plan assets at end of year            $   291     $   313
                                                      ---------   ----------
Reconciliation of funded status
  Funded status                                       $  (129)    $   (38)     $   (58)    $   (48)
  Unrecognized actuarial loss (gain)                       87         (30)          12           5
  Unrecognized prior service cost                           4           5            -          (1)
                                                      ---------   ----------   ---------   ---------
  Net amount recognized at year-end                   $   (38)    $   (63)     $   (46)    $   (44)
                                                      =========   ==========   =========   =========
Amounts recognized in the statement of financial
  position consist of:
  Accrued benefit liability                           $   (84)    $   (63)     $   (46)    $   (44)
  Intangible asset                                          8           -            -           -
  Accumulated other comprehensive loss                     38           -            -           -
                                                      ---------   ----------   ---------   ---------
                                                      $   (38)    $   (63)     $   (46)    $   (44)
                                                      =========   ==========   =========   =========
   Other comprehensive loss attributable to
     change in additional minimum liability
     recognition                                      $    38     $     -

Additional  year-end   information  for  pension
  plans  with benefit obligations in excess of plan
  assets
  Benefit obligation                                  $   420     $    42
  Fair value of plan assets                               291           -

Additional  year-end   information  for  pension
  plans  with accumulated benefit obligations in
  excess of plan assets
  Benefit obligation                                  $   420     $    42
  Accumulated benefit obligation                          369          21
  Fair value of plan assets                               291           -

The assumptions used to compute the information above are set forth below:

                                        Pension Benefits        Postretirement Medical Benefits
                                  ----------------------------  -------------------------------
                                    2001      2000      1999      2001      2000      1999
                                  --------  --------  --------  --------  --------  -----------
Discount rate                        7.6%      8.0%      7.8%      7.6%      8.3%      7.6%
Long-term rate of return on plan
   assets                           10.0%     10.0%     10.0%       -         -         -
Rate of compensation increase        4.6%      5.0%      5.5%      4.6%      5.0%      5.5%

We have assumed the annual increase in cost of postretirement medical benefits was 8.0% for non-Medicare eligible retirees and 12.0% for Medicare eligible retirees in 2001 and will be 7.5% and 11.0%, respectively, in 2002. We are assuming the rates for non-Medicare and Medicare eligible retirees will decrease to an ultimate rate of 5.5% by 2008 and 2010, respectively, and remain at that level thereafter. There is a cap on our medical liability for certain retirees. The cap for Medicare eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees is expected to be reached between the years 2010-2012; once the cap is reached, our annual cost per retiree will not increase.

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement health care plans. A one percent increase or decrease in the assumed health care cost trend rates would have increased or decreased our accumulated postretirement benefit obligation at December 29, 2001 by approximately $3 million. The impact on our 2001 benefit cost would not have been significant.

Note 16 -Employee Stock-Based Compensation

At year-end 2001, we had four stock option plans in effect: the TRICON Global Restaurants, Inc. Long-Term Incentive Plan ("1999 LTIP"), the 1997 Long-Term Incentive Plan ("1997 LTIP"), the TRICON Global Restaurants, Inc. Restaurant General Manager Stock Option Plan ("YUMBUCKS") and the TRICON Global Restaurants, Inc. SharePower Plan ("SharePower").

We may grant awards of up to 7.6 million shares and 22.5 million shares of stock under the 1999 LTIP and 1997 LTIP, respectively. Potential awards to employees and non-employee directors under the 1999 LTIP include stock options, incentive stock options, stock appreciation rights, restricted stock, stock units, restricted stock units, performance shares and performance units. Potential awards to employees and non-employee directors under the 1997 LTIP include stock appreciation rights, restricted stock and performance restricted stock units. Prior to January 1, 2002, we also could grant stock options and incentive stock options under the 1997 LTIP. We have issued only stock options and performance restricted stock units under the 1997 LTIP and have issued only stock options under the 1999 LTIP.

We may grant stock options under the 1999 LTIP to purchase shares at a price equal to or greater than the average market price of the stock on the date of grant. New option grants under the 1999 LTIP can have varying vesting provisions and exercise periods. Previously granted options under the 1997 LTIP and 1999 LTIP vest in periods ranging from immediate to 2006 and expire ten to fifteen years after grant.

We may grant options to purchase up to 7.5 million shares of stock under YUMBUCKS at a price equal to or greater than the average market price of the stock on the date of grant. YUMBUCKS options granted have a four year vesting period and expire ten years after grant. We may grant options to purchase up to 7.0 million shares of stock at a price equal to or greater than the average market price of the stock under SharePower on the date of grant. SharePower grants have not been made since Spin-off. Previously granted SharePower options could be outstanding through 2006.

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

The following table reflects pro forma net income and earnings per common share had we elected to adopt the fair value approach of SFAS 123.

                                                   2001          2000           1999
                                              -----------   -----------    -----------
Net Income
  As reported                                 $     492     $     413      $     627
  Pro forma                                         462           379            597

Basic Earnings per Common Share
  As reported                                 $    3.36     $    2.81      $    4.09
  Pro forma                                        3.15          2.58           3.90

Diluted Earnings per Common Share
  As reported                                 $    3.24     $    2.77      $    3.92
  Pro forma                                        3.04          2.55           3.73

The effects of applying SFAS 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years because variables such as the number of option grants, exercises and stock price volatility included in these disclosures may not be indicative of future activity.

We estimated the fair value of each option grant made during 2001, 2000 and 1999 as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                   2001          2000           1999
                                              -----------   -----------    -----------
                  Risk-free interest rate           4.7%          6.4%           4.9%
                  Expected life (years)             6.0           6.0            6.0
                  Expected volatility              32.7%         32.6%          29.7%
                  Expected dividend yield           0.0%          0.0%           0.0%

A summary of the status of all options granted to employees and non-employee directors as of December 29, 2001, December 30, 2000 and December 25, 1999, and changes during the years then ended is presented below (tabular options in thousands):

                                      December 29, 2001         December 30, 2000       December 25, 1999
                                   -----------------------  ------------------------  -----------------------
                                                 Wtd. Avg.                 Wtd. Avg.                Wtd. Avg.
                                                 Exercise                  Exercise                 Exercise
                                    Options        Price       Options       Price      Options       Price
                                   ----------  -----------  -----------  -----------  ----------  -----------
Outstanding at beginning of year      26,679   $    31.20      24,166    $    31.18      22,699   $    26.16
Granted at price equal to average
  market price                         5,009        34.68       7,860         30.33       5,709        49.07
Exercised                             (1,817)       23.12      (1,829)        21.84      (1,273)       19.51
Forfeited                             (2,645)       34.31      (3,518)        33.99      (2,969)       31.94
                                   ----------  -----------  -----------  -----------  ----------  -----------
Outstanding at end of year            27,226   $   32.07       26,679    $    31.20      24,166   $    31.18
                                   ==========  ===========  ===========  ===========  ==========  ===========
Exercisable at end of year             6,481   $   25.53        7,622    $    24.59       3,665   $    22.44
                                   ==========  ===========  ===========  ===========  ==========  ===========
Weighted average fair value of
   options at date of grant        $   14.20                $   13.48                 $   19.20
                                   ==========               ===========               ==========

The following table summarizes information about stock options outstanding and exercisable at December 29, 2001 (tabular options in thousands):

                                  Options Outstanding                 Options Exercisable
                  ----------------------------------------------  ---------------------------
                                  Wtd. Avg.
   Range of                      Remaining          Wtd. Avg.                     Wtd. Avg.
 Exercise Prices     Options   Contractual Life   Exercise Price     Options    Exercise Price
----------------  -----------  ----------------  ---------------  -----------  ---------------
$ 0 - 20                934        2.91          $    15.21             934    $     15.21
 20 - 30              7,846        5.32               25.82           3,674          24.34
 30 - 35             13,211        7.89               31.70           1,676          31.77
 35 - 55              4,842        7.69               43.18             192          42.83
 55 - 75                393        7.26               72.75               5          72.75
                  -----------                                     -----------
                     27,226                                           6,481
                  ===========                                     ===========

In November 1997, we granted two awards of performance restricted stock units of TRICON's Common Stock to our Chief Executive Officer ("CEO"). The awards were made under the 1997 LTIP and may be paid in Common Stock or cash at the discretion of the Compensation Committee of the Board of Directors. Payment of an award of $2.7 million was contingent upon the CEO's continued employment through January 25, 2001 and our attainment of certain pre-established earnings thresholds, as defined. In January 2001, our CEO received a cash payment of $2.7 million following the Compensation Committee's certification of TRICON's attainment of the pre-established earnings threshold. Payment of an award of $3.6 million is contingent upon his employment through January 25, 2006 and our attainment of certain pre-established earnings thresholds, as defined. The annual expense related to these awards included in earnings was $0.5 million for 2001 and $1.3 million for both 2000 and 1999.

During 2000 and 1999, modifications were made to certain 1997 LTIP and SharePower options held by terminated employees. These modifications resulted in additional compensation expense of an insignificant amount in 2000 and $5.0 million in 1999 with a corresponding increase in our Common Stock account.

Note 17 - Other Compensation and Benefit Programs

We sponsor two deferred compensation benefit programs, the Restaurant Deferred Compensation Plan and the Executive Income Deferral Program (the "RDC Plan" and the "EID Plan," respectively) for eligible employees and non-employee directors.

Effective October 1, 2001, participants can no longer defer funds into the RDC Plan. Prior to that date, the RDC Plan allowed participants to defer a portion of their annual salary. The participant's balances will remain in the RDC Plan until their scheduled distribution dates. As defined by the RDC Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants. Investment options in the RDC Plan consist of phantom shares of various mutual funds and TRICON Common Stock. We recognize compensation expense for the appreciation or depreciation, if any, attributable to all investments in the RDC Plan as well as for our matching contribution. Our obligations under the RDC program as of the end of 2001 and 2000 were $13 million and $10 million, respectively. We recognized annual compensation expense of $3 million in 2001 and $1 million in both 2000 and 1999 for the RDC Plan.

The EID Plan allows participants to defer receipt of a portion of their annual salary and all or a portion of their incentive compensation. As defined by the EID Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants. The EID Plan includes an investment option that allows participants to defer incentive compensation to purchase phantom shares of our Common Stock at a 25% discount from the average market price at the date of deferral (the "Discount Stock Account"). Participants bear the risk of forfeiture of both the discount and any amounts deferred if they voluntarily separate from employment during the two year vesting period. We expense the intrinsic value of the discount over the vesting period.

We phased in certain program changes to the EID Plan during 1999 and 2000. These changes included limiting investment options, primarily to cash and phantom shares of our Common Stock, and requiring the distribution of investments in the TRICON Common Stock investment options to be paid in shares of our Common Stock. Due to these changes, in 1998 we agreed to credit a one time premium to participant accounts on January 1, 2000. The premium totaled approximately $3 million and was equal to 10% of the participants' account balances as of December 31, 1999, excluding (a) investments in the Discount Stock Account and (b) deferrals made in 1999.

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

Subsequent to January 1, 2000, we no longer recognize as compensation expense the appreciation or depreciation, if any, attributable to investments in the phantom shares of our Common Stock, since these investments can only be settled in shares of our Common Stock. For 1999, we recorded a benefit of $3 million related to depreciation of investments in phantom shares of our Common Stock impacted by the January 2000 plan amendment. We also reduced our liabilities by $12 million related to investments in the phantom shares of our Common Stock and increased the Common Stock Account by the same amount at January 1, 2000.

Our cash obligations under the EID Plan as of the end of 2001 and 2000 were $24 million and $27 million, respectively. We recognized compensation expense of $4 million in 2001 and $6 million in both 2000 and 1999 for the EID Plan.

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for eligible full-time U.S. salaried and certain hourly employees. Participants may elect to contribute up to 15% of eligible compensation on a pre-tax basis. Effective October 1, 2001 the 401(k) Plan was amended such that the Company matches 100% of the participant's contribution up to 3% of eligible compensation and 50% of the participant's contribution on the next 2% of eligible compensation. Prior to this amendment, we made a discretionary matching contribution equal to a predetermined percentage of each participant's contribution to the TRICON Common Stock Fund. We determined our percentage match at the beginning of each year based on the immediate prior year performance of our Concepts. All matching contributions are made to the TRICON Common Stock Fund. We recognized as compensation expense our total matching contribution of $5 million in 2001 and $4 million in both 2000 and 1999.

Note 18 - Shareholders' Rights Plan

In July 1998, our Board of Directors declared a dividend distribution of one right for each share of Common Stock outstanding as of August 3, 1998 (the "Record Date"). Each right initially entitles the registered holder to purchase a unit consisting of one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, without par value, at a purchase price of $130 per Unit, subject to adjustment. The rights, which do not have voting rights, will become exercisable for our Common Stock ten business days following a public announcement that a person or group has acquired, or has commenced or intends to commence a tender offer for, 15% or more, or 20% or more if such person or group owned 10% or more on the adoption date of this plan, of our Common Stock. In the event the rights become exercisable for Common Stock, each right will entitle its holder (other than the Acquiring Person as defined in the Agreement) to purchase, at the right's then-current exercise price, TRICON Common Stock having a value of twice the exercise price of the right. In the event the rights become exercisable for Common Stock and thereafter we are acquired in a merger or other business combination, each right will entitle its holder to purchase, at the right's then-current exercise price, common stock of the acquiring company having a value of twice the exercise price of the right.

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

Note 19 - Share Repurchase Program

In February 2001, our Board of Directors authorized a share repurchase program. This program authorizes us to repurchase, through February 14, 2003, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. During 2001, we repurchased approximately 2.4 million shares for approximately $100 million at an average price per share of approximately $42. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

In 1999, our Board of Directors authorized the repurchase of up to $350 million (excluding applicable transaction fees), of our outstanding Common Stock. This share repurchase program was completed in the second quarter of 2000. During 2000, we repurchased approximately 6.4 million shares for $216 million at an average price per share of $34. During 1999, we repurchased over 3.3 million shares for approximately $134 million at an average price of $40 per share.

Note 20 - Income Taxes

The details of our income tax provision (benefit) are set forth below:

                                  2001          2000          1999
                              -----------   -----------   -------------
Current:          Federal     $     200     $     215     $     342
                  Foreign            75            66            46
                  State              38            41            39
                              -----------   -----------   -------------
                                    313           322           427
                              -----------   -----------   -------------

Deferred:         Federal           (29)          (11)          (18)
                  Foreign           (33)           (9)           17
                  State             (10)          (31)          (15)
                              -----------   -----------   -------------
                                    (72)          (51)          (16)
                              -----------   -----------   -------------
                              $     241     $     271     $     411
                              ===========   ===========   =============

Taxes payable were reduced by $13 million, $5 million and $14 million in 2001, 2000 and 1999, respectively, as a result of stock option exercises. In addition, goodwill and other intangibles were reduced by $8 million and $2 million in 2001 and 2000, respectively, as a result of the settlement of a disputed claim with the Internal Revenue Service relating to the deductibility of reacquired franchise rights and other intangibles. These reductions were offset by reductions in deferred and accrued taxes payable.

In 2001, valuation allowances related to deferred tax assets in certain states and foreign countries were reduced by $9 million ($6 million, net of federal tax) and $6 million, respectively, as a result of making a determination that it is more likely than not that these assets will be utilized in the current and future years. In 2000, valuation allowances related to deferred tax assets in certain states and foreign countries were reduced by $35 million ($23 million, net of federal tax) and $6 million, respectively, as a result of making a determination that it is more likely than not that these assets will be utilized in the current and future years. In 1999, valuation allowances related to deferred tax assets in certain foreign countries were reduced by $13 million for the same reason.

The deferred foreign tax provision for 2001 included a $2 million charge to reflect the impact of changes in statutory tax rates in various countries. The impact of statutory rate changes in foreign countries was less than $1 million in 2000. The 1999 deferred foreign provision included a benefit of $1 million.

U.S. and foreign income before income taxes are set forth below:

                                   2001          2000          1999
                              -----------   -----------   -------------
U.S.                          $     599     $     537     $     902
Foreign                             134           147           136
                              -----------   -----------   -------------
                              $     733     $     684     $   1,038
                              ===========   ===========   =============

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

                                                              2001         2000        1999
                                                          ----------  ----------  ----------
U.S. federal statutory rate                                  35.0%        35.0%       35.0%
State income tax, net of federal tax benefit                  2.1          3.3         3.0
Foreign and U.S. tax effects attributable to foreign
   operations                                                 0.7          0.2         2.8
Effect of unusual items                                       0.1         (0.5)       (0.5)
Adjustments relating to prior years                          (3.2)         5.5         0.8
Valuation allowance reversals                                (1.7)        (4.2)       (1.3)
Other, net                                                   (0.2)         0.3        (0.3)
                                                          ----------  ----------  ----------
Effective income tax rate                                    32.8%        39.6%       39.5%
                                                          ==========  ==========  ==========

The details of 2001 and 2000 deferred tax liabilities (assets) are set forth below:

                                                                 2001              2000
                                                          -------------     -------------
Intangible assets and property, plant and equipment       $       176       $       184
Other                                                              29                35
                                                          -------------     -------------
Gross deferred tax liabilities                            $       205       $       219
                                                          =============     =============

Net operating loss and tax credit carryforwards           $      (171)      $      (142)
Employee benefits                                                 (73)              (82)
Self-insured casualty claims                                      (62)              (55)
Various liabilities and other                                    (274)             (214)
                                                          -------------     -------------
Gross deferred tax assets                                        (580)             (493)
Deferred tax assets valuation allowances                          130               132
                                                          -------------     -------------
Net deferred tax assets                                          (450)             (361)
                                                          -------------     -------------
Net deferred tax (assets) liabilities                     $      (245)      $      (142)
                                                          =============     =============
Reported in Consolidated Balance Sheets as:
     Deferred income tax assets                           $       (79)      $       (75)
     Other assets                                                (166)              (78)
     Accounts payable and other current liabilities                 -                 1
     Deferred income taxes                                          -                10
                                                          -------------     -------------
                                                          $      (245)      $      (142)
                                                          =============     =============

Our valuation allowance related to deferred tax assets decreased by $2 million in 2001 primarily due to the previously discussed change in circumstances, partially offset by increases in valuation allowances related to deferred tax assets in certain foreign countries and states.

A determination of the unrecognized deferred tax liability for temporary differences related to our investments in foreign subsidiaries and investments in foreign unconsolidated affiliates that are essentially permanent in duration is not practicable.

We have available net operating loss and tax credit carryforwards totaling approximately $1.1 billion at December 29, 2001 to reduce future tax of TRICON and certain subsidiaries. The carryforwards are related to a number of foreign and state jurisdictions. Of these carryforwards, $15 million expire in 2002 and $910 million expire at various times between 2003 and 2020. The remaining carryforwards of approximately $150 million do not expire.

Note 21 - Reportable Operating Segments

We are engaged principally in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut and Taco Bell concepts. KFC, Pizza Hut and Taco Bell operate throughout the U.S. and in 84, 86 and 13 countries and territories outside the U.S., respectively. Our five largest international markets based on operating profit in 2001 are Australia, Canada, China, Korea and the United Kingdom. At December 29, 2001, we had investments in 10 unconsolidated affiliates outside the U.S. which operate KFC and/or Pizza Hut restaurants. These unconsolidated affiliates operate in Canada, China, Japan, Poland and the United Kingdom.

We identify our operating segments based on management responsibility within the U.S. and International. For purposes of applying SFAS No. 131 "Disclosure About Segments of An Enterprise and Related Information" we consider our three U.S. Concept operating segments to be similar and therefore have aggregated them into a single reportable operating segment. Other than the U.S., no individual country represented 10% or more of our total revenues, operating profit or assets.

                                                           Revenues
                                        ----------------------------------------------
                                             2001            2000             1999
                                        ------------    -------------    -------------
United States                           $     4,827     $     5,062      $     5,748
International                                 2,126           2,031            2,074
                                        ------------    -------------    -------------
                                        $     6,953     $     7,093      $     7,822
                                        ============    =============    =============

                                         Operating Profit; Interest Expense, Net; and
                                                Income Before Income Taxes
                                        ----------------------------------------------
                                              2001           2000             1999
                                        ------------    -------------    -------------
United States                           $      722      $       742      $       828
International(a)                               318              309              265
Unallocated and corporate expenses            (148)            (163)            (180)
Foreign exchange net (loss)                     (3)               -               (3)
Facility actions net loss (gain)(b)              1             (176)            (381)
Unusual items income (expense)(b)                3             (204)             (51)
                                        ------------    -------------    -------------
Total operating profit                         891              860            1,240
Interest expense, net                          158              176              202
                                        ------------    -------------    -------------
Income before income taxes              $      733      $       684      $     1,038
                                        ============    =============    =============

                                                 Depreciation and Amortization
                                        ----------------------------------------------
                                             2001            2000             1999
                                        ------------    -------------    -------------
United States                           $     224       $      231       $      266
International                                 117              110              110
Corporate                                      13               13               10
                                        ------------    -------------    -------------
                                        $     354       $      354       $      386
                                        ============    =============    =============

                                                        Capital Spending
                                        ----------------------------------------------
                                             2001            2000             1999
                                        ------------    -------------    -------------
United States                           $      392      $      370       $      315
International                                  232             192              139
Corporate                                       12              10               16
                                        ------------    -------------    -------------
                                        $      636      $      572       $      470
                                        ============    =============    =============

                                                    Identifiable Assets
                                        ----------------------------------------------
                                             2001            2000             1999
                                        ------------    -------------    -------------
United States                           $    2,489      $    2,400       $    2,444
International(c)                             1,593           1,501            1,367
Corporate(d)                                   306             248              150
                                        ------------    -------------    -------------
                                        $    4,388      $    4,149       $    3,961
                                        ============    =============    =============

                                                    Long-Lived Assets(e)
                                        ----------------------------------------------
                                             2001            2000             1999
                                        ------------    -------------    -------------
United States                           $    2,203      $    2,101       $    2,143
International                                  987             828              874
Corporate                                       45              30               41
                                        ------------    -------------    -------------
                                        $    3,235      $    2,959       $    3,058
                                        ============    =============    =============
  Includes equity income of unconsolidated affiliates of $26 million, $25 million and $22 million in 2001, 2000 and 1999, respectively.
  See Note 5 for a discussion by reportable operating segment of facility actions net loss (gain) and unusual items income (expense).
  Includes investment in unconsolidated affiliates of $213 million, $257 million and $170 million for 2001, 2000 and 1999, respectively.
  Primarily includes deferred tax assets, Property, Plant and Equipment related to our office facilities, fair value of derivative instruments, accounts receivable arising from the AmeriServe bankruptcy reorganization process and unamortized debt issuance costs.
  Includes Property, Plant and Equipment, net and Intangible Assets, net.

See Note 5 for additional operating segment disclosures related to impairment and the carrying amount of assets held for disposal.

Note 22 - Commitments and Contingencies

AmeriServe Bankruptcy Reorganization Process

We and our franchisees and licensees are dependent on frequent replenishment of the food ingredients and paper supplies required by our restaurants. We and a large number of our franchisees and licensees operated under multi-year contracts, which were assumed by McLane Company, Inc. ("McLane"), that had required the use of AmeriServe to purchase and make deliveries of most of these supplies. AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2000. A plan of reorganization for AmeriServe (the "POR") was approved by the U.S. Bankruptcy Court on November 28, 2000.

During the AmeriServe bankruptcy reorganization process, we took a number of actions to ensure continued supply to our system. These actions, resulted in a total expense of $170 million which was recorded as unusual items in 2000. These costs included the net funding of $70 million under a debtor-in possession revolving credit facility, $59 million of net charges related to the global settlement with holders of allowed secured and administrative priority claims in the bankruptcy and other costs of $41 million. The other costs included allowances for estimated uncollectible receivables arising from supply sales to our franchisees and licensees under a temporary program. The costs also included incremental interest expenses arising from the additional debt required to finance inventory purchases and the receivables arising from these supply sales. In 2001, we recorded unusual items income of $21 million related to net recoveries of residual assets and certain preference claims under the POR. We will record additional recoveries, if any, as unusual items as they are realized.

Other Commitments and Contingencies

Contingent Liabilities

We were directly or indirectly contingently liable in the amounts of $353 million and $401 million at year-end 2001 and 2000, respectively, for certain lease assignments and guarantees. At December 29, 2001, $293 million represented contingent liabilities to lessors as a result of assigning our interest in and obligations under real estate leases as a condition to the refranchising of certain Company restaurants, the contribution of certain Company restaurants to unconsolidated affiliates and guarantees of certain other leases. The $293 million represented the present value of the minimum payments of the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases is $435 million.

The contingent liabilities also include guarantees of approximately $32.4 million to support financial arrangements of certain franchisees, including partial guarantees of franchisee loan pools originated primarily in connection with the Company's refranchising programs. The total loans outstanding under these loan pools were approximately $180 million at December 29, 2001. In support of these guarantees, we have posted $32.4 million of letters of credit. Also, TRICON provides a standby letter of credit under which TRICON could potentially be required to fund a portion (up to $25 million) of one of the franchisee loan pools. Any such funding under the standby letter of credit would be secured by franchisee loan collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to refranchising (gains) losses.

The remaining contingent liabilities of $28 million primarily related to our guarantees of financial arrangements of certain unconsolidated affiliates and third parties. These financial arrangements primarily include lines of credit, loans and letters of credit. If all lines of credit and letters of credit were fully drawn down, the maximum contingent liability under these arrangements would be approximately $56 million as of December 29, 2001.

Insurance Programs

We are currently self-insured for a portion of our current and prior years' losses related to workers' compensation, general liability and automobile liability insurance programs (collectively, "casualty loss(es)") as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to certain maximum per occurrence or aggregate loss limits negotiated with our insurance carriers or to fully insure those risks. Since the Spin-off, we have elected to retain the risks subject to certain insured limitations. Effective August 16, 1999, we made changes to our U.S. and portions of our International property and casualty insurance programs. For fiscal years 2001, 2000 and the period from August 16, 1999 through the end of fiscal year 1999, we have bundled our risks for casualty losses, property losses and various other insurable risks into one pool with a single self-insured retention and have purchased reinsurance coverage up to a specified limit which is significantly above our actuarially determined probable losses. We are self-insured for losses in excess of the reinsurance limit. We believe the likelihood of losses exceeding the reinsurance limit is remote. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for property and casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by our independent actuaries.

Due to the inherent volatility of our property and actuarially determined casualty loss estimates, it is reasonably possible that we could experience changes in estimated losses which could be material to our growth in quarterly and annual net income. We believe that we have recorded our reserves for property and casualty losses at a level which has substantially mitigated the potential negative impact of adverse developments and/or volatility.

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

On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp.("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A trial date of November 2, 1999 was set. However, on November 1, 1999, the Court issued a proposed order postponing the trial and establishing a pre-trial claims process. The final order regarding the claims process was entered on January 14, 2000. Taco Bell moved for certification of an immediate appeal of the Court-ordered claims process and requested a stay of the proceedings. This motion was denied on February 8, 2000. Taco Bell appealed this decision to the Supreme Court of Oregon and the Court denied Taco Bell's Writ of Mandamus on March 21, 2000. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. The Court ordered pre-trial claims process went forward, and hearings to determine potential damages were held for claimants employed or previously employed in four selected Taco Bell units. After the initial hearings relating to these four units, the damage claims hearings were discontinued. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. The Court reduced the number of potential claimants to 1,100. A jury trial to determine the damages of 93 of those claimants began on February 25, 2002, and is expected to last six to eight weeks.

We have provided for the estimated costs of the Bravo litigation, based on a projection of eligible claims (including claims filed to date, where applicable), the cost of each eligible claim, the estimated legal fees incurred by plaintiffs and the results of settlement negotiations in this and other wage and hour litigation matters. Although the outcome of this case cannot be determined at this time, we believe the ultimate cost of this case in excess of the amounts already provided will not be material to our annual results of operations, financial condition or cash flows. Any provisions have been recorded as unusual items.

On May 11, 1998, a purported class action lawsuit against Pizza Hut, Inc., and one of its franchisees, PacPizza, LLC, entitled Aguardo, et al. v. Pizza Hut, Inc., et al., ("Aguardo"), was filed in the Superior Court of the State of California of the County of San Francisco. The lawsuit was filed by three former Pizza Hut restaurant general managers purporting to represent approximately 1,300 current and former California restaurant general managers of Pizza Hut and PacPizza, LLC. The lawsuit alleged violations of state wage and hour laws involving unpaid overtime wages and vacation pay and sought an unspecified amount in damages. On January 12, 2000, the Court certified a class of approximately 1,300 current and former restaurant general managers. The Court amended the class on June 1, 2000 to include approximately 150 additional current and former restaurant general managers. On May 2, 2001, the parties reached an agreement to settle this matter and entered into a stipulation of discontinuance of the case. The Court granted preliminary approval of the settlement on September 27, 2001, and final approval of the settlement on December 20, 2001. As no objections to the settlement were made, the Court's order approving the settlement and dismissing with prejudice all claims is final and non-appealable. We have provided for the costs of this settlement as unusual items.

On October 2, 1996, a class action lawsuit against Taco Bell Corp., entitled Mynaf, et al. v. Taco Bell Corp., was filed in the Superior Court of the State of California of the County of Santa Clara. The lawsuit was filed by two former restaurant general managers and two former assistant restaurant general managers purporting to represent all current and former Taco Bell restaurant general managers and assistant restaurant general managers in California. The lawsuit alleged violations of California wage and hour laws involving unpaid overtime wages and violations of the State Labor Code's record-keeping requirements. The complaint also included an unfair business practices claim. Plaintiffs claimed individual damages ranging from $10,000 to $100,000 each. On September 17, 1998, the court certified a class of approximately 3,000 current and former assistant restaurant general managers and restaurant general managers. Taco Bell petitioned the appellate court to review the trial court's certification order. The petition was denied on December 31, 1998. Taco Bell then filed a petition for review with the California Supreme Court, and the petition was subsequently denied. Class notices were mailed on August 31, 1999 to over 3,400 class members. Trial began on January 29, 2001. Before conclusion of the trial, the parties reached an agreement to settle this matter, and entered into a stipulation of discontinuance of the case. This settlement agreement was approved by the court on September 21, 2001. We have provided for the costs of this settlement as unusual items.

Other Litigation

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. ("Wrench") was filed in the United States District Court for the Western District of Michigan. The lawsuit alleges that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. Plaintiffs seek to recover damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit (the "Court of Appeals"), and oral arguments were held on September 20, 2000. On July 6, 2001, the Court of Appeals reversed the District Court's judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case has now officially been returned to the District Court, where the Wrench plaintiffs will be allowed to bring their claims to trial.

We believe that the Wrench plaintiffs' claims are without merit and are vigorously defending the case. However, in view of the inherent uncertainties of litigation, the outcome of the case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

C&F Packing Co., Inc. v. Pizza Hut, Inc. This action was originally filed in 1993 by C&F Packing Co., Inc., a Chicago meat packing company ("C&F"), in the United States District Court for the Northern District of Illinois. This lawsuit alleges that Pizza Hut misappropriated various trade secrets relating to C&F's alleged process for manufacturing a precooked Italian sausage pizza topping. C&F's trade secret claims against Pizza Hut were originally dismissed by the trial court on statute of limitations grounds. That ruling was later overturned by the U.S. Court of Appeals for the Federal Circuit in August 2000 and the case was remanded to the trial court for further proceedings. On remand, Pizza Hut moved for summary judgment on its statute of limitations defense. That motion was denied in January 2001. This lawsuit was scheduled for trial in late January 2002. Prior to trial, the parties entered into a written settlement agreement pursuant to which C&F agreed to dismiss the case in exchange for a lump sum payment from Pizza Hut. This payment has been made and the case was dismissed with prejudice effective February 6, 2002. We have provided for the costs of this settlement as unusual items in 2001.

Obligations to PepsiCo, Inc. After Spin-off

In connection with the Spin-off, we entered into separation and other related agreements (the "Separation Agreements"), governing the Spin-off transaction and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

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

In addition, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of December 29, 2001, PepsiCo remains liable for approximately $94 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through December 29, 2001, there have not been any determinations made by PepsiCo where we would have reached a different determination.

We also agreed to certain restrictions on our actions to help ensure that the Spin-off maintained its tax-free status. These restrictions, which were generally applicable to the two-year period following October 6, 1997, included among other things, limitations on any liquidation, merger or consolidation with another company, certain issuances and redemptions of our Common Stock, our granting of stock options and our sale, refranchising, distribution or other disposition of assets. If we failed to abide by these restrictions or to obtain waivers from PepsiCo and, as a result, the Spin-off fails to qualify as a tax-free reorganization, we may be obligated to indemnify PepsiCo for any resulting tax liability, which could be substantial. No payments under these indemnities have been required or are expected to be required. Additionally, PepsiCo is entitled to the federal income tax benefits related to the exercise after the Spin-off of vested PepsiCo options held by our employees. We expense the payroll taxes related to the exercise of these options as incurred.

Note 23 - Selected Quarterly Financial Data (Unaudited)

                                                              2001
                                    ----------------------------------------------------------
                                       First     Second       Third      Fourth
                                      Quarter    Quarter     Quarter     Quarter       Total
----------------------------------------------------------------------------------------------
Revenues:
  Company sales                     $   1,326  $   1,416   $   1,449   $   1,947   $   6,138
  Franchise and license fees              180        189         191         255         815
                                    ----------------------------------------------------------
  Total revenues                        1,506      1,605       1,640       2,202       6,953

Total costs and expenses, net           1,330      1,390       1,409       1,933       6,062
Operating profit                          176        215         231         269         891
Net income                                 88        116         124         164         492
Diluted earnings per common share        0.59       0.76        0.81        1.08        3.24
Operating profit attributable to:
  Facility actions net loss (gain)          2        (18)         (9)         26           1
  Unusual items (income) expense            2         (4)          -          (1)         (3)
----------------------------------------------------------------------------------------------
                                                              2000
                                    ----------------------------------------------------------
                                       First     Second       Third      Fourth
                                      Quarter    Quarter     Quarter     Quarter       Total
----------------------------------------------------------------------------------------------
Revenues:
  Company sales                     $   1,425  $   1,480   $   1,470   $   1,930   $   6,305
  Franchise and license fees              172        176         188         252         788
                                    ----------------------------------------------------------
  Total revenues                        1,597      1,656       1,658       2,182       7,093

Total costs and expenses, net           1,355      1,436       1,526       1,916       6,233
Operating profit                          242        220         132         266         860
Net income                                120        106          59         128         413
Diluted earnings per common share        0.80       0.71        0.40        0.86        2.77
Operating profit attributable to:
  Facility actions net (gain)             (47)       (66)         (3)        (60)       (176)
  Unusual items expense                     4         72          92          36         204
----------------------------------------------------------------------------------------------

See Note 5 for details of facility actions net loss (gain) and unusual items (income) expense.

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

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 29, 2001 provide reasonable assurance that our assets are reasonably safeguarded.

David J. Deno
Chief Financial Officer

Report of Independent Auditors

The Board of Directors
TRICON Global Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, cash flows and shareholders' equity (deficit) and comprehensive income for each of the years in the three-year period ended December 29, 2001. These consolidated financial statements are the responsibility of TRICON's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRICON as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Louisville, Kentucky
February 7, 2002, except as to Note 12
   which is as of February 22, 2002

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

Information regarding directors is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2001.

Information regarding executive officers of the Company is included in Part I.

Item 11.     Executive Compensation.

Information regarding executive compensation is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2001. Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" contained in the Company's definitive proxy statement shall not be deemed to be incorporated by reference in this Form 10-K, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2001.

Item 13.     Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2001.

PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	(1)	Financial Statements: Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

	(2)	Financial Statement Schedules: No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the related notes thereto filed as a part of this Form 10-K.

	(3)	Exhibits: The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K. The Index to Exhibits specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)		Reports on Form 8-K

	(1)	We filed a Current Report on Form 8-K dated October 18, 2001 attaching our third quarter earnings release dated October 16, 2001.

	(2)	We filed a Current Report on Form 8-K dated December 19, 2001 attaching our 2002 earnings expectations as well as reconfirming our ongoing operating EPS expectations for the full-year 2001 press release dated December 13, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2002

TRICON GLOBAL RESTAURANTS, INC.

By:  /s/ David C. Novak

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Novak David C. Novak	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 7, 2002

/s/ Andrall E. Pearson Andrall E. Pearson	Founding Chairman	March 7, 2002

/s/ David J. Deno David J. Deno	Chief Financial Officer (principal financial officer)	March 7, 2002

/s/ Brent A. Woodford Brent A. Woodford	Vice President and Controller (principal accounting officer)	March 7, 2002

/s/ D. Ronald Daniel D. Ronald Daniel	Director	March 7, 2002

/s/ James Dimon James Dimon	Director	March 7, 2002

/s/ Massimo Ferragamo Massimo Ferragamo	Director	March 7, 2002

Signature	Title	Date

/s/ Robert Holland, Jr. Robert Holland, Jr.	Director	March 7, 2002

/s/ Sidney Kohl Sidney Kohl	Director	March 7, 2002

/s/ Kenneth G. Langone Kenneth G. Langone	Director	March 7, 2002

/s/ Jackie Trujillo Jackie Trujillo	Director	March 7, 2002

/s/ Robert J. Ulrich Robert J. Ulrich	Director	March 7, 2002

/s/ Jeanette S. Wagner Jeanette S. Wagner	Director	March 7, 2002

/s/ John L. Weinberg John L. Weinberg	Director	March 7, 2002

TRICON Global Restaurants, Inc.
Exhibit Index
(Item 14)

Exhibit Number	Description of Exhibits

3.1	Restated Articles of Incorporation of Tricon, which are incorporated herein by reference from Exhibit 3.1 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

3.2	Amended and restated Bylaws of Tricon, which are incorporated herein by reference from Exhibit 3.2 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

4.1*	Indenture, dated as of May 1, 1998, between Tricon and The First National Bank of Chicago, pertaining to 7.45% Senior Notes and 7.65% Senior Notes due May 15, 2005 and May 15, 2008, respectively, and 8.5% Senior Notes and 8.875% Senior Notes due April 15, 2006 and April 15, 2011, respectively, which is incorporated herein by reference from Exhibit 4.1 to Tricon's Report on Form 8-K filed with the Commission on May 13, 1998.

4.2	Rights Agreement, dated as of July 21, 1998, between Tricon and BankBoston, N.A., which is incorporated herein by reference from Exhibit 4.01 to Tricon's Quarterly Report on Form 10-Q for the quarter ended June 13, 1998.

10.1	Separation Agreement between PepsiCo, Inc. and Tricon effective as of August 26, 1997, and the First Amendment thereto dated as of October 6, 1997, which is incorporated herein by reference from Exhibit 10.1 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.2	Tax Separation Agreement between PepsiCo, Inc. and Tricon effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.2 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.3	Employee Programs Agreement between PepsiCo, Inc. and Tricon effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.3 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.4	Telecommunications, Software and Computing Services Agreement between PepsiCo, Inc. and Tricon effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.4 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.5	Amended and Restated Sales and Distribution Agreement between AmeriServe Food Distribution, Inc., Tricon, Pizza Hut, Taco Bell and KFC, effective as of November 1, 1998, which is incorporated herein by reference from Exhibit 10 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, as amended by the First Amendment thereto, which is incorporated herein by reference from Exhibit 10.5 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.6	Credit Agreement dated as of October 2, 1997 among Tricon, the lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Chase Manhattan Bank as Issuing Bank, which is incorporated herein by reference from Exhibit 10 to Tricon's Quarterly Report on Form 10-Q for the quarter ended September 6, 1997, as amended by Amendment No. 1 thereto which is incorporated herein by reference from Exhibit 10.6 to Tricon's Quarterly Report on Form 10-Q for the quarter ended March 20, 1999, as amended by Amendment No. 2 thereto, which is incorporated herein by reference from Tricon's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, as amended by Amendment No. 3 thereto (as filed herewith).

10.7†	Tricon Director Deferred Compensation Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.7 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.8†	Tricon 1997 Long Term Incentive Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.8 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.9†	Tricon Executive Incentive Compensation Plan, as effective January 1, 1999, as amended, which is incorporated herein by reference from Tricon's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.10†	Tricon Executive Income Deferral Program, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.11 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.13†	Tricon Pension Equalization Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.14 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.16	Form of Directors' Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.17 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.17†	Amended and restated form of Severance Agreement (in the event of a change in control), which is incorporated herein by reference from Exhibit 10.17 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.18†	Tricon 1999 Long Term Incentive Plan, as effective May 20, 1999, which is incorporated herein by reference from Tricon's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.19†	Employment Agreement between Tricon and Christian L. Campbell, dated as of September 3, 1997, which is incorporated herein by reference from Exhibit 10.19 to Tricon's Annual Report on Form 10-K for fiscal year ended December 26, 1998.

10.20	Tricon Purchasing Coop Agreement, dated as of March 1, 1999, between Tricon and the Unified FoodService Purchasing Coop, LLC, which is incorporated herein by reference from Exhibit 10.20 to Tricon's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, as amended by the First Amendment thereto (as filed herewith).

10.21†	Employment Agreement between Tricon and Cheryl A. Bachelder, dated as of April 1, 2001 (as filed herewith).

12.1	Computation of ratio of earnings to fixed charges.

21.1	Active Subsidiaries of Tricon.

23.1	Consent of KPMG LLP.

*	Neither Tricon nor any of its subsidiaries is party to any other long-term debt instrument under which securities authorized exceed 10 percent of the total assets of Tricon and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.

†	Indicates a management contract or compensatory plan.

Exhibit 10.6

AMENDMENT, WAIVER AND AGREEMENT dated as

of February 22, 2002, to the Credit Agreement dated as of October 2, 1997, as amended (the "Credit Agreement"), among TRICON GLOBAL RESTAURANTS, INC. (the "Borrower"), the Lenders party thereto, and JPMORGAN CHASE BANK, as successor to The Chase Manhattan Bank, as Administrative Agent (the "Administrative Agent"). Capitalized terms used and not defined herein shall have the meaning assigned to such terms in the Credit Agreement.

     WHEREAS the Borrower has requested the Lenders to amend the Credit Agreement and agree to certain waivers and agreements as set forth herein; and

     WHEREAS the undersigned Lenders are willing to approve such amendment and agree to such waivers and agreements, subject to the terms and conditions set forth herein;

     NOW, THEREFORE, in consideration of the mutual agreements contained in this Amendment and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, the parties hereto hereby agree as follows:

     SECTION 1. Amendments. (a) Section 6.01 of the Credit Agreement is hereby amended, as of the Amendment Effective Date (as defined in Section 5 below), by deleting the amount "$50,000,000" contained therein and substituting in lieu thereof the amount "$100,000,000".

  Section 6.04 of the Credit Agreement is hereby amended, as of the Amendment Effective Date, by deleting the amount "$150,000,000" contained in clause (1) thereof and substituting in lieu thereof the amount "$450,000,000".

     SECTION 2. Waivers and Agreements. The parties hereto hereby agree to reduce the Revolving Commitments to $1,750,000,000, effective upon satisfaction of the conditions set forth in Section 5. This agreement shall constitute notice under Section 2.09(c) of the Credit Agreement. The Required Lenders hereby waive receipt of such notice at least three Business Days prior to the effective date of such reduction.

     SECTION 3. Representation and Warranties. The Borrower represents and warrants to each of the Lenders, on and as of the date hereof after giving effect to this Amendment, that:

  The representations and warranties of each Loan Party set forth in each Loan Document are true and correct on and as of the date hereof except to the extent that any such representations and warranties expressly relate to an earlier date in which case any such representations and warranties shall be true and correct at and as of such earlier date.

  No Default has occurred and is continuing.

     SECTION 4. Applicable Law. THIS AMENDMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK.

     SECTION 5. Conditions of Effectiveness. This Amendment shall become effective (the date on which this Amendment so becomes effective being herein called the "Amendment Effective Date") only when (a) the Administrative Agent or its counsel shall have received duly executed counterparts of this Amendment which, when taken together, bear the signatures of the Borrower and the Required Lenders and (b) the Administrative Agent shall have received for the account of each Lender executing this Amendment on or prior to 12:00 noon, eastern standard time, on March 1, 2002, a lender fee equal to 5 basis points multiplied by the sum of such Lender's Revolving Commitment, as reduced pursuant to Section 2, and outstanding Term Loans. Unless and until this Amendment becomes effective, the Credit Agreement shall continue in full force and effect in accordance with the provisions thereof and the rights and obligations of the parties thereof shall not be affected hereby.

     SECTION 6. Amended Credit Agreement. Any reference in the Credit Agreement, or in any documents or instruments required thereunder or annexes or schedules thereto, referring to the Credit Agreement shall be deemed to refer to the Credit Agreement as amended and modified by this Amendment. As used in the Credit Agreement the terms "Agreement", "this Agreement", "herein", "hereinafter", "hereto", "hereof" and words of similar import shall, unless the context otherwise requires, mean the Credit Agreement as amended by this Amendment. Except as expressly modified by this Amendment, the terms and provisions of the Credit Agreement are hereby confirmed and ratified in all respects and shall remain in full force and effect.

     SECTION 7. Counterparts. This Amendment may be executed in two or more counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one contract. Delivery of an executed counterpart of a signature page by facsimile transmission shall be effective as delivery of a manually executed counterpart of this Amendment.

     SECTION 8. Expenses. The Borrower agrees to reimburse the Administrative Agent for its reasonable out-of-pocket expenses in connection with this Amendment, including the reasonable fees, charges and disbursements of Cravath, Swaine & Moore, counsel for the Administrative Agent.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective authorized officers as of the day and year first written above.

TRICON GLOBAL RESTAURANTS, INC.

by /s/ Denise L. Ramos

Name: Denise L. Ramos
Title: Senior Vice President, Treasurer

JPMORGAN CHASE BANK, individually and as Administrative Agent and Swingline Lender,

by /s/ Berry Bergman

Name: Berry Bergman
Title: Vice President

CHASE MANHATTAN BANK USA, N.A., as Issuing Agent

by /s/ Michael P. Handago

Name: Michael P. Handago
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	ALLIED IRISH BANK, PLC

by /s/ Rima Terradista
Name: Rima Terradista
Title: Senior Vice President

by /s/ Anthony O'Reilly
Name: Anthony O'Reilly
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	AMMC CDO I, LIMITED By: American Money Management Corp., as Collateral Manager

by /s/ David P. Meyer
Name: David P. Meyer
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	AMMC CDO II, LIMITED By: American Money Management Corp., as Collateral Manager

by /s/ David P. Meyer
Name: David P. Meyer
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	ARAB BANKING CORPORATION

by /s/ Charles F. Azzara
Name: Charles F. Azzara
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	BANCA DI ROMA

by /s/ Robert Jozkowski
Name: Robert Jozkowski
Title: Vice President

by /s/ Alasandro Poli
Name: Alasandro Poli
Title: A.T.

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	BANK HAPOALIM B.M.

by /s/ James P. Surless
Name: James P. Surless
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	BANK OF AMERICA, N.A.

by /s/ Chitt Swamidasan
Name: Chitt Swamidasan
Title: Principal

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	BANK OF LOUISVILLE

by /s/ S. Gordon Dabney, Jr.
Name: S. Gordon Dabney, Jr.
Title: Senior Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	BANK OF MONTREAL

by /s/ Bruce A. Pietka
Name: Bruce A. Pietka
Title: Director

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	BANK OF SCOTLAND

by /s/ Joseph Fratus
Name: Joseph Fratus
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	BANK OF TOKYO-MITSUBISHI TRUST CO.

by /s/ John R. Jeffers
Name: John R. Jeffers
Title: Senior Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	BANK ONE, INDIANA, N.A.

by /s/ Michael R. Zaksheske
Name: Michael R. Zaksheske
Title: Director

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	BAYERISCHE HYPO-UND VEREINS BANK AG

by /s/ John T. Murphy
Name: John T. Murphy
Title: Director

by /s/ Tricia Grieve
Name: Tricia Grieve
Title: Director

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	BNP PARIBAS

by /s/ Frederick Moryl
Name: Frederick Moryl
Title: Managing Director

by /s/ Christine Howatt
Name: Christine Howatt
Title: Director

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	BOS (USA) INC.

by /s/ Joseph Fratus
Name: Joseph Fratus
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	CHANG HWA COMMERCIAL BANK, LTD., NEW YORK BRANCH

by /s/ Ming-Hsien Lin
Name: Ming-Hsien Lin
Title: VP & General Manager

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	CITIBANK N.A.

by /s/ Sandy Salgado
Name: Sandy Salgado
Title: Director

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	CREDIT AGRICOLE INDOSUEZ

by /s/ Bradley C. Peterson
Name: Bradley C. Peterson
Title: First Vice President

by /s/ Richard A. Drennan
Name: Richard A. Drennan
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	COMERICA BANK

by /s/ Kathleen M. Kasperek
Name: Kathleen M. Kasperek
Title: Assistant Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	CREDIT INDUSTRIEL ET COMMERCIAL

by /s/ Brian O'Leary
Name: Brian O'Leary
Title: Vice President

by /s/ Marcus Edward
Name: Marcus Edward
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	CREDIT LYONNAIS CHICAGO BRANCH

by /s/ Lee E. Greve
Name: Lee E. Greve
Title: First Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	ERSTE BANK, NEW YORK BRANCH

by /s/ Paul Judicke
Name: Paul Judicke
Title: Vice President

by /s/ John S. Runnion
Name: John S. Runnion
Title: Managing Director

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	FIDELITY ADVISOR SERIES II; FIDELITY ADVISOR HIGH FLOATING RATE HIGH INCOME TRUST

by /s/ Paul Maloney
Name: Paul Maloney
Title: Assistant Treasurer

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	FIFTH THIRD BANK, KENTUCKY, INC.

by /s/ Edward B. Martin
Name: Edward B. Martin
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	FIRSTRUST BANK

by /s/ Kent Nelson
Name: Kent Nelson
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	FIRST UNION NATIONAL BANK

by /s/ Roger Pelz
Name: Roger Pelz
Title: Senior Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	FLEET NATIONAL BANK

by /s/ Robert W. MacElhiney
Name: Robert W. MacElhiney
Title: Director

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	GALAXY CLO 1999-1 LTD.

by /s/ Thomas G. Brandt
Name: Thomas G. Brandt
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	GENERAL ELECTRIC CAPITAL CORPORATION

by /s/ Gregory Hong
Name: Gregory Hong
Title: Duly Authorized Signatory

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	GRAYSON AND CO. By: Boston Management and Research, as Investment Advisor

by /s/ Paysor F. Swaffield
Name: Paysor F. Swaffield
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	HIBERNIA NATIONAL BANK

by /s/ Connie Disbrow
Name: Connie Disbrow
Title: Relationship Manager

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	HSBC BANK USA

by /s/ Anne Serewicz
Name: Anne Serewicz
Title: Senior Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	ING BANK N.V.

by /s/ David Owens
Name: David Owens
Title: Director

by /s/ Caroline Magee
Name: Caroline Magee
Title: Director

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	KZH CNC LLC

by /s/ Anthony Iarrobino
Name: Anthony Iarrobino
Title: Authorized Agent

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	NATEXIS BANQUES POPULAIRES

by /s/ Frank H. Madden, Jr.
Name: Frank H. Madden, Jr.
Title: Vice President & Group Manager

by /s/ Harris Frommer
Name: Harris Frommer
Title: Assistant Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	NATIONAL BANK OF KUWAIT SAK - NEW YORK

by /s/ Muhannad Kamal
Name: Muhannad Kamal
Title: General Manager

by /s/ Robert McNeill
Name: Robert McNeill
Title: Executive Manager

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	NATIONAL CITY BANK OF KENTUCKY

by /s/ Kevin L. Anderson
Name: Kevin L. Anderson
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	NATIONAL WESTMINISTER BANK PLC By: NatWest Capital Markets Limited, its Agent By: Greenwich Capital Markets, Inc., its Agent By: American Money Management Corp., as Collateral Manager

by /s/ David P. Meyer
Name: David P. Meyer
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	NORDDEUTSCHE LANDESBANK GIROZENTRALE NY BRANCH AND/OR CAYMAN ISLANDS

by /s/ Stephen K. Hunter
Name: Stephen K. Hunter
Title: Senior Vice President

by /s/ Hinrich Holm
Name: Hinrich Holm
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	NORDEA BANK FINLAND PLC (formerly Merita Bank Plc)

by /s/ Michael J. Maher
Name: Michael J. Maher
Title: Senior Vice President

by /s/ Garry Weiss
Name: Garry Weiss
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	PNC BANK, N.A.

by /s/ Bruce G. Shearer
Name: Bruce G. Shearer
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	RAYMOND JAMES BANK, FSB

by /s/ Andrew D. Hahn
Name: Andrew D. Hahn
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	ROYAL BANK OF CANADA

by /s/ Sheryl L. Greenberg
Name: Sheryl L. Greenberg
Title: Senior Manager

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	SOCIETE GENERALE

by /s/ John R. Watkins
Name: John R. Watkins
Title: Managing Director

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	STANDARD CHARTERED BANK

by /s/ Joe Langlois
Name: Joe Langlois
Title: Vice President

by /s/ Robert Reddington
Name: Robert Reddington
Title: AVP/Credit Documentation

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	STB DELAWARE FUNDING TRUST I

by /s/ Donald C. Hargadon
Name: Donald C. Hargadon
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	SUMITOMO MITSUI BANKING CORPORATION

by /s/ Edward D. Henderson, Jr.
Name: Edward D. Henderson, Jr.
Title: Senior Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	SUNTRUST BANK

by /s/ Charles J. Johnson
Name: Charles J. Johnson
Title: Managing Director

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	THE BANK OF NEW YORK

by /s/ Kenneth R. McDonnell
Name: Kenneth R. McDonnell
Title: Assistant Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	THE BANK OF NOVIA SCOTIA

by /s/ Todd Meller
Name: Todd Meller
Title: Managing Director

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	THE DAI-ICHI KANGYO BANK, LTD.

by /s/ Chimie T. Pemba
Name: Chimie T. Pemba
Title: Assistant Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	THE FUJI BANK, LIMITED

by /s/ Peter L. Chinnici
Name: Peter L. Chinnici
Title: Senior Vice President & Group Head

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	THE INDUSTRIAL BANK OF JAPAN, LIMITED

by /s/ Akihoko Mabuchi
Name: Akihiko Mabuchi
Title: Senior Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	THE MITSUBISHI TRUST AND BANKING CORPORATION

by /s/ Hiroyuki Tsuru
Name: Hiroyuki Tsuru
Title: Deputy General Manager

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	THE NORTHERN TRUST COMPANY

by /s/ Karen E. Dahl
Name: Karen E. Dahl
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	TRANSAMERICA OCCIDENTIAL LIFE INS. CO.

by /s/ Bill Henricksen
Name: Bill Henricksen
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	UBS AG, STAMFORD BRANCH

by /s/ Anthony N. Joseph
Name: Anthony N. Joseph
Title: Associate Director

by /s/ Lynne B. Alfarone
Name: Lynne B. Alfarone
Title: Associate Director

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	UFJ BANK LIMITED, acting through its New York Branch

by /s/ P. Barlett Wu
Name: P. Barlett Wu
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	U.S. BANK NATIONAL ASSOCIATION

by /s/ Toby B. Rau
Name: Toby B. Rau
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	WACHOVIA BANK, N.A.

by /s/ Roger Pelz
Name: Roger Pelz
Title: Senior Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	WELLS FARGO BANK

by /s/ Brian O'Melveny
Name: Brian O'Melveny
Title: Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	WELLS FARGO BANK, N.A.

by /s/ Jack Haye
Name: Jack Haye
Title: Senior Vice President

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	WESTDEUTSCHE LANDESBANK GIROZENTRALE, NEW YORK BRANCH

by /s/ Andreas Schroeter
Name: Andreas Schroeter
Title: Director

by /s/ Walter T. Duffy III
Name: Walter T. Duffy III
Title: Associate Director

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	WESTPAC BANKING CORPORATION

by /s/ Andrew Ramsay
Name: Andrew Ramsay
Title: Head of Relationship Management

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	WINGED FOOT FUNDING TRUST

by /s/ Ann E. Morris
Name: Ann E. Morris
Title: Authorized Agent

SIGNATURE PAGE TO THE AMENDMENT DATED AS OF FEBRUARY 22, 2002, AMONG TRICON GLOBAL RESTAURANTS, INC., THE LENDERS AND JPMORGAN CHASE BANK, as Administrative Agent

Name of Institution	YASUDA TRUST & BANKING CO., LTD.

by /s/ Atsunobu Tanimoto
Name: Atsunobu Tanimoto
Title: Chief Representative

Exhibit 10.20

TRICON PURCHASING COOP AGREEMENT

AMENDMENT

      Paragraph 14.(a) of the Tricon Purchasing Coop Agreement dated March 1, 1999, between Tricon Global Restaurants, Inc. and Unified FoodService Purchasing Co-Op, LLC is hereby amended so that as amended it reads in its entirety as follows:

      14.     Term and Termination.

  The initial term of this Agreement shall commence on the date hereof and shall continue until December 31, 2010. Either Tricon or the Unified Coop may terminate this Agreement on any December 31 (beginning with December 31, 2010) upon giving at least 365 days prior written notice of termination to the other party. In any event, this Agreement will terminate upon the dissolution of the Unified Coop pursuant to paragraph 17 of the Operating Agreement.
Unified FoodService Purchasing Co-op, LLC By: Daniel E. Woodside Date:

Tricon Global Restaurants, Inc. By:/s/ Christian L. Campbell Date: 4-10-01

Exhibit 10.21

December 12, 2000

Ms. Cheryl Bachelder
1029 Andover Drive
Northville, MI 48167

Dear Cheryl,

I am pleased to confirm our offer to you for the position of President and Chief Concept Officer of KFC USA, Inc. ("KFC"), a subsidiary of Tricon Global Restaurants, Inc. ("Tricon"), reporting to Tricon's CEO and President, David Novak.

The conditions of the offer are as follows:

Start Date	For compensation purposes, your start date will be mutually agreed upon, but not later than [April 1, 2001] ("Start Date").

Title and Duties	Title: President and Chief Concept Officer of KFC reporting to the Chief Executive Officer and /or President of Tricon. Duties: Authority, duties and responsibilities customarily exercised by an individual serving in those positions in a corporation of the size and nature of KFC.

Principal Place of Employment	Initial principal place of employment will be KFC corporate headquarters, Louisville, Kentucky.

Base Salary	You will be paid $400,000 (gross before taxes) annually or $15,384.62 per pay period. This salary is guaranteed for 6 months from the Start Date.

2000 Incentive Buy-Out	You will receive a one-time payment of $430,000 (gross before taxes) to compensate you for the forfeiture of your 2000 incentive from Domino's. This will be paid to you within approximately 30 days following the Start Date.

2001 Incentive	This position carries a target bonus of 75% of base salary. For 2001, you are guaranteed a minimum of 100% of target. In the event you voluntarily resign within twelve months of your start date, you agree that you will not be entitled to any 2001 incentive payment and if it is paid, you agree to return it immediately. The 2001 bonus is payable in early 2002 during the normal bonus process. Additionally, you are eligible to receive any upside earned as a result of individual and KFC performance for the period of time from commencement of your employment to the end of the year, in accordance with the provisions of our annual incentive program.

Relocation	You are eligible to participate in Tricon's relocation program which will include one month's salary (after taxes), a full home sale package, buyout on your home, house hunting trips, temporary living, and shipment of household goods. We will arrange for Sue Newton, Manager Relocation, at (502) 874-2858 to contact you and discuss your relocation needs.

Hiring Bonus	We will pay you a hiring bonus in the amount of $75,000 (after taxes). This hiring bonus is payable within two (2) weeks of the Start Date. You may elect to defer this bonus into Tricon stock in our Executive Income Deferral program, provided you notify us before or at the time you accept this offer. In the event that you voluntarily resign without Good Reason within twelve months of the Start Date, you agree to repay this hiring bonus immediately. Otherwise, this hiring bonus is not subject to any repayment requirement.

Stock Option Program	You will be eligible for the Tricon Stock Option Grant Program in 2001. Your 2001 face value award amount is $2,000,000 and will be granted on the executive grant date of January 25, 2001, provided your commencement of employment is on or before that date, and otherwise will be granted as soon as practical thereafter. This first grant will have 25% per year vesting and an exercise price equal to the date-of-grant market price. You will also receive a grant of 31,250 stock options on the grant date described above. This grant will vest 100% four (4) years from the date of grant and have an exercise price equal to the fair market value on the date of grant. Future grants will be awarded on the executive grant schedule. Your 2002 grant will be a minimum of $2,000,000 face value with 25% per year vesting and with an exercise price equal to the date-of-grant market price.

Stock Ownership	Executives of this company are encouraged to meet their stock ownership guideline. Your stock ownership guideline will be 24,000 shares. You have five years to achieve this guideline and need to reach an annual 20% commitment to be eligible for our ownership stock option grants. You are not required to meet the guideline trend for the first stock option grant in 2001, but will be required to be 20% on trend for the 2002 grant.

Income Deferral	You will be eligible to participate in Tricon's Executive Income Deferral (EID) Plan. Under EID, you may voluntarily elect to defer up to 100% of salary and/or annual incentive. For your incentive deferrals, Tricon stock is offered at a 25% discount to fair market value, subject to a risk of forfeiture should you voluntarily leave KFC or Tricon within two years of your deferral. This program can be utilized to meet your ownership requirements.

Change in Control Agreement	You will receive a change in control agreement similar to other Tricon Executives. Your payment under the agreement in case of termination on account of a change in control will be calculated based on two times base salary plus greater of target bonus or prior year bonus.

Definitions	Definitions of Cause, Good Reason and Disability are contained in Attachment A of this letter.

Involuntary Termination or Good Reason Termination	If you are involuntarily terminated other than for Cause or you terminate for Good Reason, you will receive salary continuation (including medical coverage for one year or until your new employer provides coverage if sooner) for one year plus target bonus. In addition, if you are involuntarily terminated prior to January 1, 2002, you will receive additional months of salary equal to the number of full calendar months remaining in 2001 less any months of salary guarantee that remain to be paid pursuant to the base salary section above. You will also receive a pro-rata bonus for the year of termination (based on your target bonus.) If an executive severance program is adopted for executives at your level with a higher payment than the payments described in the previous two sentences, you will receive that payment.

In addition, you will also be entitled to reimbursement for expenses incurred to relocate you and your family back to Michigan. Expenses eligible for reimbursement are the sales commission on the sale of your Louisville residence, loss on the sale of your Louisville residence up to $150,000, shipping, and unloading of ordinary household goods, and one-way airfare (business class) for you and your family.

Termination for Cause or Voluntary Termination	If you are terminated for cause or leave voluntarily (without Good Reason), you will only be entitled to salary up to the date of termination and any other accrued benefits accrued up to the date of termination.

Termination due to Death or Permanent Disability	If your employment is terminated due to your Death or Disability, you will receive a pro-rata bonus for the year of termination (based on your target bonus). In addition, your Stock Options will vest and remain exercisable in accordance with terms of stock option plan.

Vacation	You will be entitled to five (5) weeks' vacation annually per full calendar year.

Benefits	You will be eligible to participate in the Tricon benefits plan on the same basis as other senior executives, including the pension program (including, but not limited to, the Tricon Salaried Employees Retirement Plan and the Tricon Pension Equalization Plan), 60 days after your commencement of employment. We will reimburse you for COBRA costs until you are eligible to participate in our medical plans. You will be covered under Tricon's group life insurance policy from your first date of employment at one times annual base and target bonus. Should you have any questions regarding your benefits, please call 1-888-372-5313.

Annual Physical	You will be eligible for an annual executive physical that can be taken at the Cooper Clinic in Dallas in accordance with Tricon's standard tests.

Exec. Auto Allowance	A car allowance of $27,500 (gross before taxes) will be provided annually.

Perquisites Allowance	A perquisites allowance of $5,000 (after taxes) will be provided annually.

Country Club Membership	You will be eligible for a country club membership with dues paid by KFC at Valhalla Golf Club as previously discussed.

Expenses	You will be entitled to reimbursement for all appropriate business expenses in accordance with the Company travel and entertainment policy.

Confidential Information	KFC is not interested in any confidential information or trade secrets belonging to any other parties, including any of your prior employers. The offer in this letter is contingent upon our understanding, based on your representation, that you have not disclosed to Tricon or KFC, and you will not use or disclose as a Tricon or KFC employee, any confidential information or trade secrets of any other party.

Indemnification/D&O Insurance	a. Tricon and KFC will indemnify you on a current basis against any and all attorneys' fees and expenses reasonably incurred by you in connection with any actual or anticipated claim, action, suit or proceeding by Domino's (or any negotiation in connection therewith) based on your acceptance of this offer or your services for KFC. This indemnification is based on your representation that you have not taken or used, without authorization and will not take or use without authorization, any trade secrets or confidential information belonging to Domino's in connection with your employment with KFC. In the event that a Court determines in a final and non-appealable judgement, that you have taken without authorization or misused trade secrets or confidential information belonging to Domino's in connection with your employment with KFC, then this indemnification will be null and void and you will refund to KFC (on an after-tax basis) any sums previously paid to you, or on your behalf, in connection with this indemnification. This indemnification is also based on your acknowledgment and agreement that KFC may, in its sole discretion, control the defense in any lawsuit against you and/or Tricon or KFC and that you will cooperate with Tricon and KFC in such defense at their sole expense.

b. KFC (Tricon) will indemnify you as provided and to the extent permitted in its Articles of Incorporation and/or By-laws, in the event you are made a party to any action, suit or proceeding or are threatened to by made a party to any action, suit or proceeding. This indemnification does not apply to any action, suit or proceeding, or threatened action, suit, or proceeding, covered by subparagraph a. above.

c. Tricon will keep in place directors and officers' liability insurance policy (or policies) providing comprehensive coverage to you to the same extent as provided by Tricon for any other present or former senior executive or director of Tricon.

Resolution of Disputes	Arbitration (American Arbitration Association ("AAA") in Louisville, KY, expedited employment arbitration rules of the AAA. Expenses, including legal fees, to be paid by each party.

Legal Fees	We will pay up to $15,000 of your legal fees incurred with respect to the negotiation of this offer letter. (Any amounts in excess of this must be approved in advance by me.)

No Mitigation/ No Offset	In the event of any termination of employment, you will be under no obligation to seek other employment and there will be no offset against amounts due you under this Agreement on account of any remuneration attributable to any subsequent employment that you may obtain.

Notices	All notices must be in writing. If addressed to Tricon, the notice will be sent to the Corporate Secretary at Tricon's corporate headquarters. If addressed to you, the notice will be sent to your last known address.

Nonassignability	Neither you nor Tricon and/or KFC may assign the rights and/or obligations under this Agreement without the other party's written consent.

Applicable Law	The State of Kentucky [without regard to its conflicts of laws].

Please see the enclosed program overview for more information. Feel free to contact Jack LeVier, Sr. Director, People Services at (502) 874-2794 to discuss this and other compensation questions.

This offer of employment is contingent upon your successfully meeting Tricon employment eligibility requirements, which include a background check and establishment of your status as either a United States Citizen or an authorized alien worker prior to the commencement of your employment. By your acceptance of this offer, you acknowledge and agree that your employment will be employment at-will and not for a specified duration, that either you or Tricon can end your employment and compensation, with or without cause, with or without notice, at any time in accordance with the terms of this letter. Please acknowledge acceptance of this offer by signing the space provided and returning the enclosed copy of this letter to me at your convenience.

We are looking forward to working with you and are confident you will add significant value to our Tricon team.

Sincerely,

Anne P. Byerlein
KFC CPO and
Vice President Tricon Human Resources

Enclosures:	1.	Copy of this letter
	2.	Benefits Book
	3.	Stock Option Brochure
	4.	Relocation Policy
	5.	Executive Income Deferral Prospectus

APB:sm
cc: David Novak
     Gregg Dedrick
     Sue Newton
     Jack LeVier

I accept and agree that the above accurately reflects the terms of my employment.

Signature	Date

Exhibit 12.1

TRICON Global Restaurants, Inc.
Ratio of Earnings to Fixed Charges Years Ended 2001-1997
(in millions except ratio amounts)

                                                       52         53
                                                      Weeks      Weeks     /--------- 52 Weeks-----------/
                                                     --------   --------   -----------------------------
                                                       2001       2000       1999       1998       1997
                                                     --------   --------   --------   --------   --------
Earnings:
Pretax income from continuing operations before
   cumulative effect of accounting changes(a)        $  733     $  684     $1,038     $  756     $  (35)

Unconsolidated affiliates' interests,
   net(a)                                                (7)       (13)       (12)       (10)        (3)

Interest expense(a)                                     172        190        218        291        290

Interest portion of net rent expense(a)                  93         87         90        105        118
                                                     --------   --------   --------   --------   --------
Earnings available for fixed charges                 $  991     $  948     $1,334     $1,142     $  370
                                                     ========   ========   ========   ========   ========
Fixed Charges:
Interest expense(a)                                  $  172     $  190     $  218     $  291     $  290

Interest portion of net rent expense(a)                  93         87         90        105        118
                                                     --------   --------   --------   --------   --------

Total fixed charges                                  $  265     $  277     $  308     $  396     $  408
                                                     ========   ========   ========   ========   ========
Ratio of earnings to fixed
   charges(b)(c)                                      3.74x      3.42x      4.33x      2.88x      0.91x
  Included in earnings for 1997 are certain allocations related to overhead costs and interest expense from PepsiCo. For purposes of these ratios, earnings are calculated by adding to (subtracting from) pretax income from continuing operations before income taxes and cumulative effect of accounting changes the following: fixed charges, excluding capitalized interest; (equity income (loss) from unconsolidated affiliates); and distributed income from unconsolidated affiliates. Fixed charges consist of interest on borrowings, the allocation of PepsiCo's interest expense for 1997 and that portion of rental expense that approximates interest.

  Included the impact of unusual items (income) expense of $(3) million in 2001, $204 million in 2000, $51 million in 1999, $15 million in 1998, and $184 million in 1997. Excluding the impact of these unusual items, the ratio of earnings to fixed charges would have been 3.73x, 4.16x, 4.49x, 2.92x, and 1.36x for the fiscal years ended 2001, 2000, 1999, 1998, and 1997, respectively.

  For the fiscal year ended December 27, 1997, earnings were insufficient to cover fixed charges by approximately $38 million. Earnings in 1997 included a charge of $530 million taken in the fourth quarter to refocus our business.

Exhibit 21.1

SUBSIDIARIES OF TRICON
AS OF DECEMBER 29, 2001

Name of Subsidiary	State or Country of Incorporation

2843-5196 Quebec, Inc.	Canada
3018538 Nova Scotia Company	Canada
3019392 Nova Scotia Company	Canada
3026183 Nova Scotia Company	Canada
354881 Alberta, Inc.	Canada
A&M Food Services, Inc.	Nevada
ACN 085 239 961 (SA1)	Australia
ACN 085 239 998 (SA2)	Australia
American Restaurant Services Sp. z o.o.	Poland
American Restaurants Sp. z o.o.	Poland
Amit, Ltd.	Hong Kong
Amrest Holdings N.V.	Netherlands
Anglian Fast Foods Limited	United Kingdom
Ashton Fried Chicken Pty. Ltd.	Australia
Beijing Pizza Co., Ltd.	China
Bell Taco Pty. Ltd.	Australia
Big Sur Restaurants, Inc.	Delaware
Birdland (Taiwan) Limited	Taiwan
Birdland Nata Co., Ltd.	Taiwan
Blue Ridge Pizza Hut, Inc.	Virginia
Buckeye PH, Inc.	Ohio
Calny of Texas, Inc.	Texas
Calny, Inc.	Delaware
Changsha KFC Co., Ltd.	China
Cheeroffer Limited	United Kingdom
Chesapeake Bay Pizza Hut, Inc.	Maryland
Chia Tai-KFC Investment Co. Ltd.	Hong Kong
Chongqing KFC Co., Ltd.	China
Colonel's Realty, Inc.	Canada
D H Gorman (Leicester) Limited	United Kingdom
D&E Foodservice, Inc.	South Carolina
Dairyland Pizza Hut, Inc.	Wisconsin
Dalian Kentucky Foodhall Co., Ltd.	China
Dalian Kentucky Fried Chicken Co., Ltd.	China
Dedman and Rose Caterers Limited	United Kingdom
Delta Creator Sp. Z o.o.	Poland
Domicile Pizza S.N.C.	France
Dongguan KFC Co., Ltd.	China
El KrAm, Inc.	Iowa
Erin Investment Corp.	Pennsylvania
Finger Lickin' Chicken Limited	United Kingdom
FTB, Inc.	Florida
Fuzhou KFC Co., Ltd.	China
G Judd and Rose Caterers Limited	United Kingdom
Gittins and Rose Caterers Limited	United Kingdom
Glenharney Insurance Company	Vermont
Global Restaurants, Inc	Mauritius
Glouscester Properties Pty. Ltd.	Australia
Guangdong KFC Co., Ltd. (a.k.a. Guangzhou KFC Co., Ltd.)	China
Hangzhou KFC Co., Ltd.	China
Hoosier Pizza Hut Co.	Indiana
International Fast Food Polska Sp. z o.o.	Poland
Kempton International Limited	British Virgin Islands
Kentucky Fried Chicken (Germany) Rest. Holding GmbH	Germany
Kentucky Fried Chicken (Great Britain) Limited	United Kingdom
Kentucky Fried Chicken Advertising	United Kingdom
Kentucky Fried Chicken Beijing Co., Ltd	China
Kentucky Fried Chicken Corporate Holdings, Ltd.	Delaware
Kentucky Fried Chicken Corporation	Delaware
Kentucky Fried Chicken de Mexico, S.A. de C.V.	Mexico
Kentucky Fried Chicken Espana, S.L.	Spain
Kentucky Fried Chicken Global BV	Netherlands
Kentucky Fried Chicken Global III BV	Netherlands
Kentucky Fried Chicken International Corporation	Delaware
Kentucky Fried Chicken International Holdings, Inc.	Delaware
Kentucky Fried Chicken Japan Ltd.	Japan
Kentucky Fried Chicken Limited	United Kingdom
Kentucky Fried Chicken Management Pte. Ltd.	Singapore
Kentucky Fried Chicken of California, Inc.	Delaware
Kentucky Fried Chicken Pty. Ltd.	Australia
Kentucky Fried Chicken Singapore Holdings Pte Ltd.	Singapore
Kentucky Fried Chicken Worldwide BV	Netherlands
Kentucky S.R.L.	Spain
KFC Corporation	Delaware
KFC Development Company (Thailand) Limited	Thailand
KFC Enterprises, Inc.	Delaware
KFC France SAS	France
KFC Germany, Inc.	Delaware
KFC Holdings BV	Netherlands
KFC Ireland Limited	Ireland
KFC National Management Company	Delaware
KFC Netherlands, Inc.	Delaware
KFC of America, Inc.	California
KFC Pension Trust Co. Ltd.	United Kingdom
KFC Poland Holding B.V.	Netherlands
KFC Productos Alimenticious C.A.	Venezuela
KFC San Juan, Inc.	Delaware
KFC Services, Ltd.	United Kingdom
KFC USA, Inc.	Delaware
KFCC/Tricon Holding Ltd.	Canada
Kunming KFC Co., Ltd.	China
Lake Michigan Management Co., Inc.	Wisconsin
Lanzhou KFC Co., Ltd.	China
Lee Huts, Inc.	Florida
Lookchief Limited	United Kingdom
Middleton Enterprises, Inc.	Missouri
Mountaineer Pizza Hut, Inc.	West Virginia
NanChang KFC Co., Ltd.	China
Nanjing KFC Co., Ltd.	China
Nanning KFC Co., Ltd.	China
Nero's Holdings Pty. Ltd.	Australia
Nero's Pizza Pty. Ltd.	Australia
Newcastle Fried Chicken Pty. Ltd.	Australia
Norfolk Fast Foods Ltd	United Kingdom
Northside Fried Chicken Pty. Ltd.	Australia
Odyssey Investments, Ltd.	Florida
OLCO S.N.C.	France
Omnis Investment Pte Ltd	Singapore
Omnis Investment Pte Ltd	Singapore
One-O-Nine Company	Missouri
Oriole Pizza Hut, Inc.	Maryland
Parr and Rose Caterers Limited	United Kingdom
PCNZ INVESTMENTS LIMITED	Mauritius
PCNZ LIMITED	Mauritius
PepsiCo Eurasia Limited	Delaware
PHM de Mexico S.A. de C.V.	Mexico
PHP De Mexico Inmobiliaria, S.A. de C.V.	Mexico
Pizza France S.N.C.	France
Pizza Hut (Thai) Limited	Thailand
Pizza Hut (U.K.) Limited	United Kingdom
Pizza Hut Australia Finance Pty. Ltd.	Australia
Pizza Hut Del Distrito, S.A. de C.V.	Mexico
Pizza Hut Distributors Pty. Ltd.	Australia
Pizza Hut G.m.b.H.	Germany
Pizza Hut Holdings GmbH	Germany
Pizza Hut International (UK) Ltd.	United Kingdom
Pizza Hut International, LLC	Delaware
Pizza Hut Korea Co., Ltd.	Korea
Pizza Hut Mexicana, S.A. de C.V.	Mexico
Pizza Hut of Allegany County, Inc.	Maryland
Pizza Hut of America, Inc.	Delaware
Pizza Hut of Charles County, Inc.	Maryland
Pizza Hut of Florida, Inc.	Florida
Pizza Hut of Frederick County, Inc.	Maryland
Pizza Hut of Louisiana, Inc.	Louisiana
Pizza Hut of North America, Inc.	Texas
Pizza Hut of Northern Louisiana, Inc.	Louisiana
Pizza Hut of Oregon, Inc.	Oregon
Pizza Hut of Puerto Rico, Inc.	Delaware
Pizza Hut of St. Louis, Inc.	Missouri
Pizza Hut of St. Mary's County, Inc.	Maryland
Pizza Hut of Titusville, Inc.	Florida
Pizza Hut of Washington County, Inc.	Maryland
Pizza Hut Properties, Pty, Ltd.	Australia
Pizza Hut Restaurant Systems Pty. Ltd.	Australia
Pizza Hut Services Limited	United Kingdom
Pizza Hut Singapore Pte. Ltd.	Singapore
Pizza Hut Special Delivery Australia Pty, Ltd.	Delaware
Pizza Hut UK Pension Trust Limited	United Kingdom
Pizza Hut Victoria Pty. Ltd.	Australia
Pizza Hut West, Inc.	California
Pizza Hut, Inc.	California
Pizza Hut, Ltd.	Texas
Pizza Huts of Cincinnati, Inc.	Indiana
Pizza Huts of Las Vegas, Inc.	Nevada
Pizza Huts of the Northwest, Inc.	Minnesota
Pizza Restaurant Realty, Inc.	Delaware
Potomac Pizza Hut, Inc.	Maryland
Priszm Brandz LP	Canada
Priszm Brandz, Inc.	Canada
Qingdao Kentucky Fried Chicken Co., Ltd.	China
Quick Service Restaurants AS	Czech
Red Raider Pizza Company	Delaware
Restaurant Holdings Limited	United Kingdom
Restaurantes Internacionales Limitada de Chile	Chile
Roberts Restaurants Limited	United Kingdom
Romet Corp.	Pennsylvania
Salsa Rio Grill, Inc.	California
SCI Argo	France
SCI Duranton	France
Semoran Management Corporation	Florida
Semoran Pizza Huts of Southwest Georgia, Inc.	Florida
Semoran Pizza Huts, Inc.	Florida
SEPSA S.N.C.	France
Servicios Administrativos R.P.I. S.A. de C.V.	Mexico
Servicios Operativos RPI, S.A. de C.V.	Mexico
Shanghai Kentucky Fried Chicken Co., Ltd.	China
Shanghai Pizza Hut Co., Ltd.	China
Shantou KFC Co., Ltd.	China
Shenzhen KFC Ltd.	China
Single Tree Corporation	Missouri
Southern Fast Foods Limited	United Kingdom
Southern Tier Pizza Hut, Inc.	New York
Spizza 30 Nord S.N.C.	France
Spizza 30 SAS	France
Suffolk Fast Foods Ltd	United Kingdom
Supreme Pizza, Inc.	Missouri
Suzhou KFC Co., Ltd.	China
Taco Amigo Australia	Delaware
Taco Bell Advertising, Inc.	California
Taco Bell Corp.	California
Taco Bell of America, Inc.	Delaware
Taco Bell Pty. Ltd.	Australia
Taco Caliente, Inc.	Arizona
Taco Del Sur, Inc.	Georgia
Taco Enterprises, Inc.	Michigan
TaiYuan KFC Co., Ltd.	China
TB Holdings	California
TBLD Corp.	California
TCL, Inc.	Delaware
Tenga Taco, Inc.	Florida
TGRI-Relo, Inc.	Texas
THC I Limited	Malta
THC II Limited	Malta
THC III Limited	Malta
Tianjin KFC Co., Ltd.	China
TJNS (Thailand) Limited	Thailand
TRI Australia Equipment Pty Ltd.	Australia
TRI Restaurants (Southern Africa) (Pty) Ltd.	South Africa
Tricon (China) Investment Co., Ltd.	China
Tricon (Shanghai) Consulting Co., Ltd.	China
Tricon Australia Finance Pty. Ltd.	Australia
Tricon Australia Investments Pty. Ltd.	Australia
Tricon Australia Superannuation Fund	Australia
Tricon Aviation Services, Inc.	Delaware
Tricon Canada Management Holding, Inc.	Canada
Tricon Canada Management L.P.	Canada
Tricon Capital Pty. Ltd.	Australia
Tricon Chengdu Co., Ltd.	China
Tricon do Brazil Ltda	Brazil
Tricon Express Restaurants, Inc.	Delaware
Tricon Franchise (Canada) L.P.	Canada
TRICON Global Restaurants (Canada), Inc.	Canada
TRICON Global Restaurants, S.A. de C.V.	Mexico
Tricon Holdings (Australia) Pty. Ltd.	Australia
Tricon International Participations, S.a.r.l.	Luxembourg
Tricon Logistic Co., Ltd.	China
Tricon Procurement Corporation	Delaware
Tricon Procurement Holding Corporation	Delaware
Tricon Procurement Services, L.P.	Delaware
Tricon Restaurant Services Group, Inc.	Delaware
Tricon Restaurants (Hong Kong) Ltd.	Hong Kong
Tricon Restaurants (India) Pvt. Ltd.	India
Tricon Restaurants (Taiwan) Co., Ltd.	Taiwan
Tricon Restaurants (Thailand) Co., Ltd.	Thailand
Tricon Restaurants Asia Development Private Limited	Singapore
Tricon Restaurants Australia Pty. Ltd.	Australia
Tricon Restaurants Germany GmbH	Germany
Tricon Restaurants International (PR), Inc.	Cayman Islands
Tricon Restaurants International BV	Netherlands
Tricon Restaurants International Limited (UK)	United Kingdom
Tricon Restaurants International Ltd. & Co. KG	Germany
Tricon Restaurants International, Inc.	Delaware
Tricon Restaurants International, Ltd.	Cayman Islands
Tricon Restaurants Marketing Private Limited	India
Tricon Restaurants Netherlands Limited	United Kingdom
Tricon Restaurants New Zealand Ltd	New Zealand
Tricon Restaurants Puerto Rico, Inc.	Delaware
Tricon Restaurants UK Ltd	United Kingdom
Tricon Services Limited	Cayman Islands
Tricon Shenyang Co., Ltd.	China
Tricon Wuhan Co., Ltd.	China
Tri-L Pizza Huts, Inc.	Pennsylvania
U.S. Food S.N.C.	France
Upper Midwest Pizza Hut, Inc.	Delaware
Valagu SA	Spain
Valleythorn Limited	United Kingdom
West End Restaurants (Holdings) Limited	United Kingdom
West End Restaurants (Investments) Limited	United Kingdom
West End Restaurants Limited	United Kingdom
Wuxi KFC Co., Ltd.	China
Xiamen - KFC Co., Ltd.	China
YGC, Inc.	Arizona
Yumsop Pty. Ltd.	Australia
ZhengZhou KFC Co., Ltd.	China

Exhibit 23.1

Consent of Independent Auditors

The Board of Directors
TRICON Global Restaurants, Inc.:

We consent to incorporation by reference in the registration statements listed below of our report dated February 7, 2002, except as to Note 12 which is as of February 22, 2002, relating to the consolidated balance sheets of TRICON Global Restaurants, Inc. and Subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, cash flows and shareholders' equity (deficit) and comprehensive income for each of the years in the three-year period ended December 29, 2001, which report appears in the December 29, 2001 annual report on Form 10-K of TRICON Global Restaurants, Inc.:

Description	Registration Statement Number

Form S-3
TRICON Global Restaurants, Inc. YUM Direct	333-46242
Form S-3/A
$2,000,000 Debt Securities	333-42969
Form S-8
Restaurant Deferred Compensation Plan	333-36877, 333-32050
TRICON Long-Term Savings Program	333-36893, 333-32048
TRICON Long-Term Incentive Plan	333-36895, 333-85073, 333-32046
Executive Income Deferral Program	333-36955
SharePower Stock Option Plan	333-36961
Tricon Restaurants Puerto Rico, Inc. Save-Up Plan	333-85069
Tricon Global Restaurants, Inc. Restaurant General Manager Stock Option Plan	333-64547
Tricon Global Restaurants, Inc. Long Term Incentive Plan	333-32052

/s/ KPMG LLP
Louisville, Kentucky
March 7, 2002