Form 10-Q
period 2002-03-23
TRICON GLOBAL RESTAURANTS INC
filed 2002-05-03
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 23, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ×   No

     The number of shares outstanding of the Registrant's Common Stock as of April 29, 2002 was 148,226,976 shares.

TRICON GLOBAL RESTAURANTS, INC.

INDEX

		Page No.
Part I.	Financial Information

	Financial Statements

	Condensed Consolidated Statements of Income - 12 weeks ended March 23, 2002 and March 24, 2001	3

	Condensed Consolidated Statements of Cash Flows - 12 weeks ended March 23, 2002 and March 24, 2001	4

	Condensed Consolidated Balance Sheets - March 23, 2002 and December 29, 2001	5

	Notes to Condensed Consolidated Financial Statements	6

	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

	Independent Accountants' Review Report	30

Part II.	Other Information and Signatures

	Item 1 - Legal Proceedings	31

	Item 6 - Exhibits and Reports on Form 8-K	31

	Signatures	32

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions, except per share data - unaudited)

                                                           12 Weeks Ended
                                                     ----------------------------
                                                       3/23/02         3/24/01
                                                     ------------    ------------

Revenues
Company sales                                        $   1,426       $   1,326
Franchise and license fees                                 188             180
                                                     ------------    ------------
                                                         1,614           1,506
                                                     ------------    ------------
Costs and Expenses, net
Company restaurants
  Food and paper                                           439             410
  Payroll and employee benefits                            395             371
  Occupancy and other operating expenses                   369             359
                                                     ------------    ------------
                                                         1,203           1,140
General and administrative expenses                        182             173
Franchise and license expenses                              10              17
Other (income) expense                                      (5)             (4)
Facility actions net loss (gain)                             9               2
Unusual items (income) expense                             (11)              2
                                                     ------------    ------------
Total costs and expenses, net                            1,388           1,330
                                                     ------------    ------------

Operating Profit                                           226             176

Interest expense, net                                       34              39
                                                     ------------    ------------

Income Before Income Taxes                                 192             137

Income tax provision                                        68              49
                                                     ------------    ------------

Net Income                                           $     124       $      88
                                                     ============    ============

Basic Earnings Per Common Share                      $    0.85       $    0.60
                                                     ============    ============

Diluted Earnings Per Common Share                    $    0.80       $    0.59
                                                     ============    ============

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions - unaudited)

                                                                                           12 Weeks Ended
                                                                                     ----------------------------
                                                                                       3/23/02         3/24/01
                                                                                     ------------    ------------
Cash Flows - Operating Activities
Net income                                                                           $    124        $     88
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                          78              73
    Facility actions net loss (gain)                                                        9               2
    Other liabilities and deferred credits                                                  4             (14)
    Deferred income taxes                                                                  (2)            (14)
    Other non-cash charges and credits, net                                                 4              13
Changes in operating working capital, excluding effects of acquisitions and dispositions:
    Accounts and notes receivable                                                           5              44
    Inventories                                                                            (4)             (1)
    Prepaid expenses and other current assets                                               9             (20)
    Accounts payable and other current liabilities                                        (72)            (52)
    Income taxes payable                                                                   32              26
                                                                                     ------------    ------------
    Net change in operating working capital                                               (30)             (3)
                                                                                     ------------    ------------
Net Cash Provided by Operating Activities                                                 187             145
                                                                                     ------------    ------------
Cash Flows - Investing Activities
Capital spending                                                                         (113)            (94)
Proceeds from refranchising of restaurants                                                 19              14
Acquisition of restaurants                                                                 (1)            (49)
Short-term investments                                                                     (7)            (15)
Sales of property, plant and equipment                                                     11              15
Other, net                                                                                  2             (11)
                                                                                     ------------    ------------
Net Cash Used In Investing Activities                                                     (89)           (140)
                                                                                     ------------    ------------
Cash Flows - Financing Activities
Revolving Credit Facility activity
  Three months or less, net                                                               (94)              3
Repayments of long-term debt                                                              (22)             (2)
Short-term borrowings-three months or less, net                                             7              19
Repurchase shares of common stock                                                          (8)            (10)
Employee stock option proceeds                                                             46              10
Other, net                                                                                 (2)              -
                                                                                     ------------    ------------
Net Cash (Used In) Provided by Financing Activities                                       (73)             20
                                                                                     ------------    ------------
Effect of Exchange Rates on Cash and Cash Equivalents                                       1               -
                                                                                     ------------    ------------
Net Increase in Cash and Cash Equivalents                                                  26              25
Cash and Cash Equivalents - Beginning of Period                                           110             133
                                                                                     ------------    ------------
Cash and Cash Equivalents - End of Period                                            $    136        $    158
                                                                                     ============    ============

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
TRICON GLOBAL RESTAURANTS, INC. AND SUBSIDIARIES
(in millions)

                                                                                       3/23/02         12/29/01
                                                                                     -------------    ------------
                                                                                     (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                                            $      136       $     110
Short-term investments, at cost                                                              42              35
Accounts and notes receivable, less allowance: $54 in 2002 and $77 in 2001                  170             175
Inventories                                                                                  60              56
Prepaid expenses and other current assets                                                    90              92
Deferred income taxes                                                                        83              79
                                                                                     -------------    ------------
         Total Current Assets                                                               581             547

Property, plant and equipment, net                                                        2,750           2,737
Goodwill, net                                                                               291              59
Intangible assets, net                                                                      104             399
Investments in unconsolidated affiliates                                                    211             213
Assets classified as held for sale                                                           39              44
Other assets                                                                                426             389
                                                                                     -------------    ------------
         Total Assets                                                                $    4,402       $   4,388
                                                                                     =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and other current liabilities                                       $      919       $     995
Income taxes payable                                                                        264             114
Short-term borrowings                                                                       588             696
                                                                                     -------------    ------------
         Total Current Liabilities                                                        1,771           1,805

Long-term debt                                                                            1,547           1,552
Other liabilities and deferred credits                                                      820             927
                                                                                     -------------    ------------
         Total Liabilities                                                                4,138           4,284
                                                                                     -------------    ------------

Shareholders' Equity
Preferred stock, no par value, 250 shares authorized; no shares issued                        -               -
Common stock, no par value, 750 shares authorized; 148 shares and 146 shares
     issued in 2002 and 2001, respectively                                                1,144           1,097
Accumulated deficit                                                                        (662)           (786)
Accumulated other comprehensive income (loss)                                              (218)           (207)
                                                                                     -------------    ------------
         Total Shareholders' Equity                                                         264             104
                                                                                     -------------    ------------
                    Total Liabilities and Shareholders' Equity                       $    4,402       $   4,388
                                                                                     =============    ============

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)
(Unaudited)

  Financial Statement Presentation

  We have prepared our accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 29, 2001 ("2001 Form 10-K"). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Consolidated Financial Statements included in the 2001 Form 10-K.

  Our Financial Statements include TRICON Global Restaurants, Inc. and its wholly owned subsidiaries (collectively referred to as "TRICON" or the "Company"). The Financial Statements include our worldwide operations of KFC, Pizza Hut and Taco Bell. References to TRICON throughout these notes to Financial Statements are made using the first person notations of "we," "us" or "our."

  Our preparation of the accompanying Financial Statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

  In our opinion, the accompanying Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with our 2001 Form 10-K, our financial position as of March 23, 2002, and the results of our operations and cash flows for the 12 weeks ended March 23, 2002 and March 24, 2001. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

  We have reclassified certain items in the accompanying Financial Statements and Notes thereto for the first quarter of 2001 in order to be comparable with the classification in the first quarter of 2002. These reclassifications had no effect on previously reported net income.

  Recently Adopted Accounting Pronouncements

  Goodwill and Intangible Assets

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the use of the purchase method of accounting for all business combinations and modifies the application of the purchase accounting method. SFAS 141 also specifies criteria to be used in determining whether intangible assets acquired in a purchase method business combination must be recognized and reported separately from goodwill. Historically, the Company's business combinations have primarily consisted of acquiring restaurants from our franchisees and have been accounted for using the purchase method of accounting. The primary intangible asset to which we generally allocated value in these business combinations was reacquired franchise rights. We have determined that reacquired franchise rights do not meet the criteria of SFAS 141 to be recognized as an asset apart from goodwill. Accordingly, on December 30, 2001 we reclassified reacquired franchise rights to goodwill in the amount of $241 million, net of related deferred tax liabilities of $53 million.

  The Company has also adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition for goodwill and indefinite-lived intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after its effective date. As a result of adopting SFAS 142, we ceased amortization of goodwill and indefinite-lived intangible assets beginning December 30, 2001. Additionally, in accordance with the requirements of SFAS 142, we completed separate transitional impairment tests of goodwill and indefinite-lived intangible assets, as of December 30, 2001, which indicated that there was no impairment.

  The following table provides a reconciliation of reported net income to net income for the first quarter of 2001 adjusted as though SFAS 142 had been effective:

                                                                          12 Weeks Ended 3/24/01
                                                           --------------------------------------------
                                                             Amount      Basic EPS       Diluted EPS
                                                           ----------   ------------   ----------------
     Reported net income                                   $     88     $     0.60     $         0.59
     Add back amortization expense (net of tax):
        Goodwill                                                  5           0.03               0.03
                                                           ----------   ------------   ----------------
     Adjusted net income                                   $     93     $     0.63     $         0.62
                                                           ==========   ============   ================

  The changes in the carrying amount of goodwill for the first quarter of 2002, are as follows:

                                                              United States    International     Worldwide
                                                           --------------   --------------   ------------

     Balance as of December 29, 2001                       $       21       $         38     $       59
     Reclassification of reacquired franchise rights(a)           145                 96            241
     Other, net                                                    (1)                (8)            (9)
                                                           --------------   --------------   ------------
     Balance as of March 23, 2002                          $      165       $        126     $      291
                                                           ==============   ==============   ============
    These balances are reported net of deferred tax liabilities of $27 million for the U.S. and $26 million for International.

  Indefinite-lived intangible assets as of March 23, 2002 totaled $31 million and consisted of acquired trademarks. Amortizable intangible assets at March 23, 2002 totaled $73 million, net of accumulated amortization of $74 million, and consisted primarily of franchise contract rights. Amortization expense for the 12 weeks ended March 23, 2002 was approximately $1 million. On an annual basis, amortization expense will approximate $4 million for each of the next five years.

  Impairment or Disposal of Long-Lived Assets

  Effective December 30, 2001, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 retained many of the fundamental provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), but resolved certain implementation issues associated with that Statement. The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations.

  SFAS 144 also requires the results of operations of a component entity that is classified as held for sale or has been disposed of be reported as discontinued operations in the Condensed Consolidated Statements of Income if certain conditions are met. These conditions include elimination of the operations and cash flows of the component entity from the ongoing operations of the Company and no significant continuing involvement by the Company in the operations of the component entity after the disposal transaction. The results of operations of stores meeting both these conditions that were disposed of in the 12 weeks ended March 23, 2002 or classified as held for sale at March 23, 2002 were not material for the 12 weeks ended March 23, 2002 or March 24, 2001.

  New Accounting Pronouncements Not Yet Adopted

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

  Earnings Per Common Share ("EPS")

                                                                       12 Weeks Ended
                                                                --------------------------
                                                                  3/23/02      3/24/01
                                                                ----------   -------------
     Net income                                                 $    124     $     88
                                                                ==========   =============
     Basic EPS:
     Weighted-average common shares outstanding                      147          147
                                                                ==========   =============
     Basic EPS                                                  $   0.85     $   0.60
                                                                ==========   =============

     Diluted EPS:
     Weighted-average common shares outstanding                      147          147
     Shares assumed issued on exercise of dilutive
       share equivalents                                              31           26
     Shares assumed purchased with proceeds of dilutive
       share equivalents                                             (23)         (23)
                                                                ----------   -------------
     Shares applicable to diluted earnings                           155          150
                                                                ==========   =============

     Diluted EPS                                                $   0.80     $   0.59
                                                                ==========   =============

  Unexercised employee stock options to purchase approximately 0.4 million and 4.2 million shares of our Common Stock for the 12 weeks ended March 23, 2002 and March 24, 2001, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the 12 weeks ended March 23, 2002 and March 24, 2001.

  During the 12 weeks ended March 23, 2002, we granted employee stock options to purchase approximately 2.7 million shares of our Common Stock at an exercise price equal to the average market price on the date of grant. The weighted-average exercise price of these options was approximately $49.

  Comprehensive Income

  Comprehensive income was as follows:

                                                                               12 Weeks Ended
                                                                       -------------------------
                                                                        3/23/02       3/24/01
                                                                       -----------   -----------

     Net income                                                        $     124     $      88
     Foreign currency translation adjustment arising
        during the period                                                    (12)            9
     Reclassification of foreign currency translation
       adjustment to net income                                                -             3
     Changes in fair value of derivatives, net of tax                          5             6
     Reclassification of derivative gains to net income, net of tax           (4)           (4)
                                                                       -----------   -----------

     Total comprehensive income                                        $     113     $     102
                                                                       ===========   ===========
  Items Affecting Comparability of Net Income

  Facility Actions Net Loss (Gain)

  Facility actions net loss (gain) consists of the following three components:

    Refranchising (gains) losses;
    Store closure costs; and
    Impairment of long-lived assets for restaurants we intend to continue to use in the business and restaurants we intend to close.

  The following table summarizes the impact of facility actions net loss (gain) for the 12 weeks ended:

                                                             March 23, 2002
                                             --------------------------------------
                                                 U.S.    International    Worldwide
                                             ---------   -------------   ----------
     Refranchising net (gains) losses(a)          (1)             (2)           (3)
     Store closure costs                           6               2             8
     Store impairment charges                      3               1             4
                                             ---------   -------------   ----------
     Facility actions net loss (gain)              8               1             9
                                             =========   =============   ==========

                                                           March 24, 2001
                                             --------------------------------------
                                                 U.S.    International    Worldwide
                                             ---------   -------------   ----------
     Refranchising net (gains) losses(a)           -              (4)           (4)
     Store closure costs                           5              (3)            2
     Store impairment charges                      3               1             4
                                             ---------   -------------   ----------
     Facility actions net loss (gain)              8              (6)            2
                                             =========   =============   ==========
    Includes initial franchise fees of $1 million and $2 million for the 12 weeks ended March 23, 2002 and March 24, 2001, respectively.

  The following table summarizes the carrying values of the major classes of assets held for sale at March 23, 2002 and December 29, 2001. The carrying values of liabilities held for sale at March 23, 2002 and December 29, 2001 were not significant. The carrying values in International relate to our Singapore business. U.S. amounts primarily represent land on which we previously operated restaurants.

                                                             March 23, 2002
                                             --------------------------------------

                                                 U.S.    International    Worldwide
                                             ---------   -------------   ----------
Property, plant and equipment, net           $     6     $      30       $      36
Other assets                                       -             3               3
                                             ---------   -------------   ----------
  Assets classified as held for sale         $     6     $      33       $      39
                                             =========   =============   ==========

                                                             December 29, 2001
                                             --------------------------------------
                                                 U.S.    International    Worldwide
                                             ---------   -------------   ----------
Property, plant and equipment, net           $     8     $      32       $      40
Other assets                                       -             4               4
                                             ---------   -------------   ----------
  Assets classified as held for sale         $     8     $      36       $      44
                                             =========   =============   ==========

  The following table summarizes Company sales and restaurant margin related to stores held for sale at March 23, 2002 or disposed of through refranchising or closure during 2002 and 2001. As discussed in Note 2, the operations of such stores classified as held for sale as of March 23, 2002 or disposed of in the 12 weeks ended March 23, 2002 which meet the conditions of SFAS 144 for reporting as discontinued operations were not material. Restaurant margin represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses.

                                                               12 Weeks Ended
                                                     --------------------------
                                                       3/23/02        3/24/01
                                                     -----------   ------------
     Stores held for disposal at March 23, 2002:
        Sales                                        $      16     $       18
        Restaurant profit                                    2              1

     Stores disposed of in 2002 and 2001:
        Sales                                        $       6     $       68
        Restaurant profit                                    -              7

  Unusual Items

  Unusual items (income) of $11 million for the first quarter of 2002 was primarily comprised of recoveries related to the AmeriServe bankruptcy reorganization process. See Note 12 for a discussion of the AmeriServe bankruptcy reorganization process.

  Unusual items expense of $2 million for the first quarter of 2001 primarily included costs of defending certain wage and hour litigation. See Note 11 for a discussion of wage and hour litigation.

  Debt

  Our primary bank credit agreement, as amended, is comprised of a senior unsecured Term Loan Facility and a $1.75 billion senior unsecured Revolving Credit Facility (collectively referred to as the "Credit Facilities").

  The Credit Facilities mature on October 2, 2002. Amounts outstanding under our Revolving Credit Facility are expected to fluctuate, but reductions in our Term Loan Facility may not be reborrowed.

  At March 23, 2002, we had unused Revolving Credit Facilities aggregating $1.6 billion, net of outstanding letters of credit of $0.2 billion. Interest on amounts borrowed is payable at least quarterly at variable rates, based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin factor. At March 23, 2002, the weighted average interest rate on our Credit Facilities was 3.4%, which included the effects of associated interest rate swaps.

  Amounts outstanding under our Credit Facilities at March 23, 2002 have been classified as short-term borrowings in the Condensed Consolidated Balance Sheet due to the October 2002 maturity. We are currently in negotiations to replace the Credit Facilities prior to the maturity date with new borrowings (referred to as the "New Facility"). The New Facility is expected to total approximately $1.5 billion with a three-year term. Interest is expected to be based on LIBOR plus a variable margin factor. The variable margin factor is expected to be slightly higher than that on our Credit Facilities.

  On February 22, 2002, we entered into an agreement to amend certain terms of our Credit Facilities. This amendment provides for, among other things, additional flexibility with respect to acquisitions and other investments. In addition, we voluntarily reduced our maximum borrowings under the Revolving Credit Facility from $3.0 billion to $1.75 billion. We capitalized debt costs of approximately $1.5 million related to this amendment. These costs will be amortized into interest expense over the remaining life of the related borrowings.

  Interest expense on short-term borrowings and long-term debt was $35 million and $42 million for the 12 weeks ended March 23, 2002 and March 24, 2001, respectively.

  Reportable Operating Segments

                                                       Revenues
                                            ----------------------------
                                                  12 Weeks Ended
                                            ----------------------------
                                             3/23/02          3/24/01
                                            -----------     ------------
     United States                          $   1,134       $   1,070
     International                                480             436
                                            -----------     ------------
                                            $   1,614       $   1,506
                                            ===========     ============

                                            Operating Profit; Interest
                                                   Expense, Net;
                                             and Income Before Income
                                                       Taxes
                                            ----------------------------
                                                  12 Weeks Ended
                                            ----------------------------
                                             3/23/02          3/24/01
                                            -----------     ------------
     United States                          $     175       $     140
     International                                 82              74
     Unallocated and corporate expenses           (33)            (33)
     Foreign exchange net (loss)                    -              (1)
     Facility actions net (loss) gain              (9)             (2)
     Unusual items income (expense)                11              (2)
                                            -----------     ------------
     Total operating profit                       226             176
     Interest expense, net                         34              39
                                            -----------     ------------
     Income before income taxes             $     192       $     137
                                            ===========     ============

                                                Identifiable Assets
                                            ----------------------------
                                             3/23/02         12/29/01
                                            -----------     ------------
     United States                          $   2,446       $     2,489
     International                              1,582             1,593
     Corporate(a)                                 374               306
                                            -----------     ------------
                                            $   4,402       $     4,388
                                            ===========     ============

                                               Long-Lived Assets(b)
                                            ----------------------------
                                             3/23/02         12/29/01
                                            -----------     ------------
     United States                          $   2,175       $     2,203
     International                                967               987
     Corporate                                     39                45
                                            -----------     ------------
                                            $   3,181       $     3,235
                                            ===========     ============
    Primarily includes deferred tax assets, Property, Plant and Equipment, net, related to our office facilities and fair value of derivative instruments.
    Includes Property, Plant and Equipment, net, including $36 million at March 23, 2002 and $40 million at December 29, 2001 of Assets Classified as Held for Sale; Goodwill, net; and Intangible Assets, net.

  Share Repurchase Program

  In February 2001, our Board of Directors authorized a share repurchase program. This program authorizes us to repurchase, through February 14, 2003, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. During the 12 weeks ended March 23, 2002, we repurchased approximately 135,000 shares for approximately $8 million at an average price per share of approximately $56. During the 12 weeks ended March 24, 2001, we repurchased approximately 263,000 shares for approximately $10 million at an average share price of approximately $37. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions, at the discretion of the Company.

  Supplemental Cash Flow Data

                                                                                      12 Weeks Ended
                                                                               ------------------------
                                                                                3/23/02       3/24/01
                                                                               ----------    ----------
     Cash Paid for:
        Interest                                                               $      7      $     40
        Income taxes                                                                 35            16

     Significant Non-Cash Investing and Financing Activities:
        Contribution of non-cash net assets to an unconsolidated affiliate     $      -      $     21
        Assumption of liabilities in connection with an acquisition                   -            36
        Fair market value of assets received in connection with a non-cash
           acquisition                                                                -             9
        Capital lease obligations incurred to acquire assets                          1             1

  Commitments and Contingencies

  Contingent Liabilities

  We were directly or indirectly contingently liable in the amounts of $350 million and $353 million at March 23, 2002 and December 29, 2001, respectively, for certain lease assignments and guarantees. At March 23, 2002, $287 million represented contingent liabilities to lessors as a result of assigning our interest in and obligations under real estate leases as a condition to the refranchising of certain Company restaurants, the contribution of certain Company restaurants to unconsolidated affiliates and guarantees of certain other leases. The $287 million represented the present value of the minimum payments of the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases is $419 million.

  The contingent liabilities also include guarantees of approximately $32.4 million to support financial arrangements of certain franchisees, including partial guarantees of franchisee loan pools originated primarily in connection with the Company's refranchising programs. The total loans outstanding under these loan pools were approximately $171 million at March 23, 2002. In support of these guarantees, we have posted $32.4 million of letters of credit. Also, TRICON provides a standby letter of credit under which TRICON could potentially be required to fund a portion (up to $25 million) of one of the franchisee loan pools. Any such funding under the standby letter of credit would be secured by franchisee loan collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to refranchising (gains) losses.

  The remaining contingent liabilities of $31 million are primarily guarantees of financial arrangements of certain unconsolidated affiliates and third parties. These financial arrangements primarily include lines of credit, loans and letters of credit. If all lines of credit and letters of credit were fully drawn down, the maximum contingent liability under these arrangements would be approximately $59 million as of March 23, 2002.

  Insurance Programs

  We are currently self-insured for a portion of our current and prior years' losses related to workers' compensation, general liability and automobile liability insurance programs (collectively, "casualty losses") as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to certain maximum per occurrence or aggregate loss limits negotiated with our insurance carriers or to fully insure those risks. Since the October 6, 1997 Spin-off from PepsiCo, Inc. ("PepsiCo") (the "Spin-off"), we have elected to retain the risks subject to certain insured limitations. Since August 1999, we have bundled our risks for casualty losses, property losses and various other insurable risks into one pool with a single self-insured retention and have purchased reinsurance coverage up to a specified limit that is significantly above our actuarially determined probable losses. We are self-insured for losses in excess of the reinsurance limit. We believe the likelihood of losses exceeding the reinsurance limit is remote. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for property and casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by our independent actuaries.

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

  Change of Control Severance Agreements

  In September 2000, the Compensation Committee of the Board of Directors approved renewing severance agreements with certain key executives (the "Agreements"). These Agreements are triggered by a termination, under certain conditions, of the executive's employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive in a lump sum, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. Since the timing of any payments under these Agreements cannot be anticipated, the amounts are not estimable. However, these payments, if made, could be substantial. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

  Wage and Hour Litigation

  We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Like certain other large retail employers, Pizza Hut and Taco Bell have been faced in certain states with allegations of purported class-wide wage and hour violations.

  On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. ("Bravo"), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to "cure" the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A trial date of November 2, 1999 was set. However, on November 1, 1999, the Court issued a proposed order postponing the trial and establishing a pre-trial claims process. The final order regarding the claims process was entered on January 14, 2000. Taco Bell moved for certification of an immediate appeal of the Court-ordered claims process and requested a stay of the proceedings. This motion was denied on February 8, 2000. Taco Bell appealed this decision to the Supreme Court of Oregon and the Court denied Taco Bell's Writ of Mandamus on March 21, 2000. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. The Court ordered pre-trial claims process went forward, and hearings to determine potential damages were held for claimants employed or previously employed in four selected Taco Bell units. After the initial hearings relating to these four units, the damage claims hearings were discontinued. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. The Court reduced the number of potential claimants to 1,100. In April 2002, a jury trial to determine the damages of 93 of those claimants found that Taco Bell failed to pay for certain meal breaks and/or off-the-clock work for 86 of the 93 claimants. However, the total amount of hours awarded by the jury was substantially less than that sought by the claimants. Nonetheless, Taco Bell intends to appeal this jury verdict, as well as the verdict in the related liability trial held in 2001. The Court has not yet determined the dollar amount of the jury award, or whether the Court will allow an interlocutory appeal at this point or go forward with one or more additional damages trials for the remaining claimants.

  We have provided for the estimated costs of the Bravo litigation, based on a projection of eligible claims (including claims filed to date, where applicable), the cost of each eligible claim, including the estimated legal fees incurred by plaintiffs, and the results of settlement negotiations in this and other wage and hour litigation matters. Although the outcome of this case cannot be determined at this time, we believe the ultimate cost of this case in excess of the amounts already provided will not be material to our annual results of operations, financial condition or cash flows. Any provisions have been recorded as unusual items.

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

  The Separation Agreements provided for, among other things, our assumption of all liabilities relating to the restaurant businesses, including California Pizza Kitchen, Chevys Mexican Restaurant, D'Angelo's Sandwich Shops, East Side Mario's and Hot 'n Now (collectively the "Non-core Businesses"), and our indemnification of PepsiCo with respect to these liabilities. We have included our best estimates of these liabilities in the accompanying Condensed Consolidated Financial Statements.

  In addition, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of March 23, 2002, PepsiCo remains liable for approximately $87 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

  Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through March 23, 2002, there have not been any determinations made by PepsiCo where we would have reached a different determination.

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

  AmeriServe Bankruptcy Reorganization Process

  AmeriServe Food Distribution Inc. ("AmeriServe") was the principal distributor of food and paper supplies to our stores when it filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2000. A plan of reorganization for AmeriServe (the "POR") was approved on November 28, 2000, which resulted in, among other things, the assumption of our distribution agreement, subject to certain amendments, by McLane Company, Inc.

  During the AmeriServe bankruptcy reorganization process, we took a number of actions to ensure continued supply to our system. Those actions resulted in a cumulative net expense of $149 million through December 29, 2001, which was principally recorded in the year ended December 30, 2000.

  Under the POR we are entitled to the proceeds from certain residual assets and preference claims of the estate which are generally recorded as unusual items income when they are realized. In the first quarter of 2002, we recorded an additional $12 million of net recoveries under the POR as unusual items income.

  Pending Acquisition

  On March 12, 2002, TRICON entered into a definitive agreement to purchase Yorkshire Global Restaurants, Inc. ("YGR"), the parent company of Long John Silver's and A&W All American Food Restaurants. Under the terms of the agreement, TRICON will acquire YGR for $320 million in cash and assumed debt, subject to a working capital adjustment. The acquisition is subject to regulatory approval and other customary closing conditions, and is expected to close in May 2002. We anticipate paying off substantially all of the assumed debt subsequent to closing.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

TRICON Global Restaurants, Inc. and Subsidiaries (collectively referred to as "TRICON," or the "Company") is comprised of the worldwide operations of KFC, Pizza Hut and Taco Bell (the "Concepts") and is the world's largest quick service restaurant ("QSR") company based on the number of system units. The following Management's Discussion and Analysis ("MD&A")should be read in conjunction with the unaudited Condensed Consolidated Financial Statements ("Financial Statements"), the Cautionary Statements and our annual report on Form 10-K for the fiscal year ended December 29, 2001 ("2001 Form 10-K"). All Note references herein refer to the accompanying notes to the Financial Statements.

Throughout MD&A,we make reference to ongoing operating profit which represents operating profit excluding the impact of facility actions net loss (gain) and unusual items (income) expense. See Note 6 for a discussion of these exclusions. We use ongoing operating profit as a key performance measure of our results of operations for purposes of evaluating performance internally and as the base to forecast future performance. Ongoing operating profit is not a measure defined by accounting principles generally accepted in the U.S. and should not be considered in isolation or as a substitute for measures of performance in accordance with accounting principles generally accepted in the U.S.

New Accounting Pronouncements Not Yet Adopted

See Note 3.

Significant Known Events, Trends or Uncertainties Expected to Impact 2002 Comparisons with 2001

The following factors impacted comparability of operating performance for the quarter ended March 23, 2002 to the quarter ended March 24, 2001 or could impact comparisons for the remainder of 2002. Certain of these factors were previously discussed in our 2001 Form 10-K.

AmeriServe Bankruptcy Reorganization Process

See Note 12 and our 2001 Form 10-K for a discussion of the impact of the AmeriServe Food Distribution, Inc. ("AmeriServe") bankruptcy reorganization process on the Company.

Franchisee Financial Condition

Like others in the QSR industry, from time to time, some of our franchise operators experience financial difficulties with respect to their franchise operations. During 2001 and 2000, certain of our franchise operators, principally in the Taco Bell system, experienced varying degrees of financial problems.

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

Through April 29, 2002, restructurings have been completed for approximately 1,150 Taco Bell franchise restaurants. In connection with these restructurings, Taco Bell has acquired 124 restaurants for approximately $66 million. In addition to these acquisitions, Taco Bell has purchased 36 restaurants from franchisees for approximately $19 million and simultaneously leased the restaurants back to these franchisees under long-term leases. As part of the restructurings, Taco Bell has committed to fund approximately $29 million of future franchise capital expenditures, principally through leasing arrangements. The majority of these restructurings were completed in fiscal 2001.

In the fourth quarter of 2000, Taco Bell also established a $15 million loan program to assist certain franchisees. All fundings had been advanced by the end of the first quarter of 2001, and the resulting notes receivable are primarily included in Other assets.

We believe that the general improvement in business trends at Taco Bell has helped alleviate financial problems in the Taco Bell franchise system which were due to past downturns in sales. Accordingly, though we continue to monitor this situation, we expect future restructurings of remaining Taco Bell franchise restaurants with financial issues to be significantly less in number and costs than in 2001.

In the first quarter of 2002 and 2001, the Company charged expenses of $1 million and $7 million, respectively, to ongoing operating profit related to allowances for doubtful Taco Bell franchise and license fee receivables. These costs are reported as franchise and license expenses. On an ongoing basis, we assess our exposure from franchise-related risks, which include estimated uncollectibility of franchise and license receivables, contingent lease liabilities, guarantees to support certain third party financial arrangements of franchisees and potential claims by franchisees. The contingent lease liabilities and guarantees are more fully discussed in the Contingent Liabilities section of Note 11. Although the ultimate impact of these franchise financial issues cannot be predicted with certainty at this time, we have provided for our current estimate of the probable exposure as of March 23, 2002. It is reasonably possible that there will be additional costs; however, these costs are not expected to be material to quarterly or annual results of operations, financial condition or cash flows.

Unusual Items

We had unusual items income of $11 million and unusual items expense of $2 million in the first quarter of 2002 and 2001, respectively. See Note 6 for a discussion of our unusual items (income) expense.

Euro Conversion

As more fully discussed in our 2001 Form 10-K, we took actions to mitigate our risks related to the Euro conversion efforts. Expenditures associated with our conversion efforts for the first quarter of 2002 and 2001 were not significant. We are essentially complete with our Euro conversion efforts and currently estimate that the remaining costs to be incurred in 2002 will not be significant.

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

The following table summarizes our refranchising activities:

                                                   12 Weeks Ended
                                              -----------------------
                                                3/23/02      3/24/01
                                              ----------   ----------

Number of units refranchised                         36           57
Refranchising proceeds, pre-tax               $      19    $      14
Refranchising gains, pre-tax                  $       3    $       4

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

The following table summarizes Company store closure activities:

                                                   12 Weeks Ended
                                              -----------------------
                                                3/23/02      3/24/01
                                              ----------   ----------

Number of units closed                               37           61
Store closure costs                           $       8    $       2
Impairment charges for stores to be closed    $       3    $       3

The impact on ongoing operating profit arising from our refranchising and store closures is the net of (a) the estimated reduction in Company sales, restaurant margin and general and administrative expenses and (b) the estimated increase in franchise fees. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2001 and are no longer operated by us as of March 23, 2002.

The following table summarizes the estimated impact on revenue of refranchising and store closures:

                                                      12 Weeks Ended 3/23/02
                                         --------------------------------------------
                                             U.S.      International       Worldwide
                                         ---------    --------------    -------------
Reduced sales                            $   (58)     $     (15)        $     (73)
Increased franchise fees                       1              1                 2
                                         ---------    --------------    -------------
Reduction in total revenues              $   (57)     $     (14)        $     (71)
                                         =========    ==============    =============

The following table summarizes the estimated impact on ongoing operating profit of refranchising and store closures:

                                                      12 Weeks Ended 3/23/02
                                         --------------------------------------------
                                             U.S.      International       Worldwide
                                         ---------    --------------    -------------
Decreased restaurant margin              $    (7)     $      (1)        $      (8)
Increased franchise fees                       1              1                 2
Decreased G&A                                  1              -                 1
                                         ---------    --------------    -------------
Decrease in ongoing operating profit     $    (5)      $      -         $      (5)
                                         =========    ==============    =============

Pending Acquisition

On March 12, 2002, TRICON entered into a definitive agreement to purchase Yorkshire Global Restaurants, Inc. ("YGR"), the parent company of Long John Silver's and A&W All American Food Restaurants ("A&W"). See Note 13 for a discussion of the pending acquisition.

Based in Lexington, Kentucky, privately held YGR was created in 1999 following the merger of Long John Silver's and A&W. YGR has over 2,000 restaurants, including 121 multibranded Long John Silver's/A&W restaurants. System sales are approximately $1.1 billion, including $0.8 billion from Long John Silver's and $0.3 billion from A&W. Long John Silver's was founded in 1969 and is the largest quick-service seafood chain worldwide. A&W was founded in 1919, and is known for its signature frosty mug root beer floats, all-American pure-beef hamburgers and hot dogs.

Worldwide Results of Operations

                                            12 Weeks Ended
                                     --------------------------
                                        3/23/02       3/24/01        % B(W)
                                     ------------  ------------  ------------

System sales(a)                      $    5,243    $    4,979          5
                                     ============  ============

Company sales                        $    1,426    $    1,326          7
Franchise and license fees                  188           180          5
                                     ------------  ------------
Revenues                             $    1,614    $    1,506          7
                                     ============  ============

Company restaurant margin            $      223    $      186         19
                                     ============  ============

% of Company sales                        15.6%         14.1%        1.5 ppts.
                                     ============  ============
Ongoing operating profit             $      224    $      180         24
Facility actions net (loss) gain             (9)           (2)        NM
Unusual items income (expense)               11            (2)        NM
                                     ------------  ------------
Operating profit                            226           176         28
Interest expense, net                        34            39         15
Income tax provision                         68            49        (39)
                                     ------------  ------------
Net income                           $      124    $       88         41
                                     ============  ============

Diluted earnings per share           $     0.80    $     0.59         37
                                     ============  ============
  Represents combined sales of Company, unconsolidated affiliate, franchise and license restaurants.

Worldwide Restaurant Unit Activity

                                              Unconsolidated
                                   Company     Affiliates     Franchisees   Licensees     Total
                                ------------  --------------  ------------  -----------  ---------
 Balance at December 29, 2001        6,435        2,000         19,263          2,791     30,489
 New Builds                             93           24            119             29        265
 Acquisitions                            1           38            (39)             -          -
 Refranchising                         (36)          (4)            40              -          -
 Closures                              (37)          (4)          (149)           (74)      (264)
                                ------------  --------------  ------------  -----------  ---------
 Balance at March 23, 2002           6,456        2,054         19,234          2,746     30,490
                                ============  ==============  ============  ===========  =========
 % of Total                            21%          7%             63%              9%      100%

Worldwide System Sales

System sales increased $264 million or 5%, after a 2% unfavorable impact from foreign currency translation. The increase resulted from new unit development and same store sales growth, partially offset by store closures.

Worldwide Revenues

Company sales increased $100 million or 7% in the quarter, after a 1% unfavorable impact from foreign currency translation. The increase resulted from new unit development, same store sales growth in the U.S. and acquisitions of restaurants from franchisees. The increase was partially offset by refranchising and store closures.

Franchise and license fees increased $8 million or 5%, after a 1% unfavorable impact from foreign currency translation. The increase was driven by same store sales growth and new unit development, partially offset by store closures.

Worldwide Company Restaurant Margin

                                               12 Weeks Ended
                                           ---------------------
                                            3/23/02     3/24/01
                                           ---------   ---------
Company sales                                100.0%      100.0%
Food and paper                                30.8        30.9
Payroll and employee benefits                 27.7        27.9
Occupancy and other operating expenses        25.9        27.1
                                           ---------   ---------
Company restaurant margin                     15.6%       14.1%
                                           =========   =========

Restaurant margin as a percentage of sales increased approximately 150 basis points in the quarter, including the favorable impact of 50 basis points from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). U.S. restaurant margin increased approximately 190 basis points and International restaurant margin increased approximately 70 basis points.

Worldwide General and Administrative Expenses

Worldwide general and administrative expenses increased $9 million or 5% in the quarter. The increase was driven by higher compensation-related costs.

Worldwide Franchise and License Expenses

Franchise and license expenses decreased $7 million or 40% in the quarter. The decrease was primarily driven by lower provisions for doubtful franchise and license fee receivables.

Worldwide Other (Income) Expense

                                               12 Weeks Ended
                                           ---------------------
                                            3/23/02    3/24/01      % B(W)
                                           ---------  ----------  ----------
Equity income                              $    (5)   $    (5)           3
Foreign exchange net loss                        -          1           NM
                                           ---------  ----------
Other (income) expense                     $    (5)   $    (4)          22
                                           =========  ==========

Equity income was essentially flat in the quarter. The favorable impact from the adoption of SFAS 142 was offset by the unfavorable impact of foreign currency translation.

Worldwide Facility Actions Net Loss (Gain)

We recorded facility actions net loss of $9 million and $2 million for the 12 weeks ended March 23, 2002, and March 24, 2001, respectively. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 6 for a summary of facility actions net loss (gain).

Worldwide Ongoing Operating Profit

                                               12 Weeks Ended
                                           ----------------------
                                            3/23/02     3/24/01      % B(W)
                                           ----------  ----------  ---------

United States                              $    175    $    140         25
International                                    82          74         11
Unallocated and corporate expenses              (33)        (33)        (1)
Foreign exchange net (loss)                       -          (1)        NM
                                           ----------  ----------
Ongoing operating profit                   $    224    $    180         24
                                           ==========  ==========

U.S. and International ongoing operating profit for the first quarter of 2002 are discussed in the respective sections.

Worldwide Interest Expense, Net

                                            12 Weeks Ended
                                      ------------------------
                                        3/23/02       3/24/01        % B(W)
                                      ----------    ----------     ---------
Interest expense                      $     35      $     42            17%
Interest income                             (1)           (3)          (42)%
                                      ----------    ----------
Interest expense, net                 $     34      $     39            15%
                                      ==========    ==========

Net interest expense decreased $5 million or 15% in the first quarter of 2002 as compared to the first quarter of 2001. The decrease in our net interest expense in the quarter was primarily due to the decrease in our average debt balance.

Worldwide Income Taxes

                                 12 Weeks Ended
                           ------------------------
                             3/23/02       3/24/01
                           ----------    ----------
Reported
    Income taxes           $     68      $      49
    Effective tax rate        35.4%          35.6%
Ongoing(a)
    Income taxes           $     66      $      53
    Effective tax rate        34.7%          37.3%
  Excludes the effects of facility actions net loss (gain) and unusual items (income) expense. See Note 6 for a discussion of these items.

Beginning in the first quarter of 2002, we changed the methodology we use in allocating taxes between facility actions net loss (gain) and ongoing operating profit. We believe that this revised methodology is more appropriate because of the substantial decline in the magnitude of facility actions net loss (gain) relative to ongoing operating profit in 2002. This change only affects intraperiod allocation of income taxes between facility actions net loss (gain) and ongoing operating profit. Accordingly, it has no effect on net income for the quarter and will have no effect on either net income or the allocation of income taxes between ongoing operating profit and facility actions net loss (gain) for the full year. The impact of this change on our ongoing effective tax rate for the quarter was insignificant.

The decrease in our ongoing effective tax rate as compared to first quarter of 2001 was primarily attributable to a decrease in the tax rate on our foreign operations, which included the benefit of a tax rate change and a favorable change in the mix of our earnings. These decreases were partially offset by adjustments related to prior years.

Diluted Earnings Per Share

The components of diluted earnings per common share ("EPS") were as follows:

                                           12 Weeks Ended(a)
                                      ------------------------
                                       3/23/02      3/24/01(b)
                                      ----------   -----------
Ongoing operating earnings            $   0.80     $   0.59
Facility actions net (loss) gain         (0.05)        0.01
Unusual items                             0.05        (0.01)
                                      ----------   -----------
Net income                            $   0.80     $   0.59
                                      ==========   ===========
  See Note 4 for the number of shares used in this calculation.
  See Note 2 for a discussion of the impact of SFAS 142 on EPS.

U.S. Results of Operations

                                     12 Weeks Ended
                               --------------------------
                                 3/23/02        3/24/01        % B(W)
                               -----------    -----------    -------------

System sales                   $   3,427      $   3,229           6
                               ===========    ===========

Company sales                  $   1,010      $     952           6
Franchise and license fees           124            118           5
                               -----------    -----------
Revenues                       $   1,134      $   1,070           6
                               ===========    ===========
                               $     159      $     131          21
Company restaurant margin      ===========    ===========
% of Company sales                  15.7%          13.8%        1.9 ppts.
                               ===========    ===========
Ongoing operating profit       $     175      $     140          25
                               ===========    ===========

U.S. Restaurant Unit Activity

                                    Company      Franchisees     Licensees       Total
                                 ------------   -------------   ----------   -----------
 Balance at December 29, 2001         4,284         12,733         2,545        19,562
 New Builds                              24             41            29            94
 Acquisitions                             1             (1)            -             -
 Refranchising                          (29)            29             -             -
 Closures                               (19)           (78)          (71)         (168)
 Other(a)                                 -              -           (30)          (30)
                                 ------------   -------------   ----------   -----------
 Balance at March 23, 2002            4,261         12,724         2,473        19,458
                                 ============   =============   ==========   ===========
 % of Total                             22%            65%           13%          100%
  Represents licensee units transferred from U.S. to International.

U.S. System Sales

System sales increased $198 million or 6%. The increase was due to same store sales growth and new unit development, partially offset by store closures.

U.S. Revenues

Company sales increased $58 million or 6% in the quarter. The increase resulted from same store sales growth, new unit development and acquisitions of restaurants from franchisees. The increase was partially offset by refranchising and store closures.

For the quarter, blended Company same store sales for our three Concepts improved 5% due to an increase in the average guest check and transaction growth. Same store sales at Taco Bell increased 8% due to a 4% increase in both transactions and the average guest check. Same store sales at KFC increased 5%, driven by a 4% increase in the average guest check. Same store sales at Pizza Hut increased 2% due to a 3% increase in the average guest check partially offset by transaction declines.

Franchise and license fees increased $6 million or 5%. The increase was driven by same store sales growth and new unit development, partially offset by store closures.

U.S. Company Restaurant Margin

                                                12 Weeks Ended
                                          ------------------------
                                            3/23/02       3/24/01
                                          ----------    ----------
Company sales                                100.0%       100.0%
Food and paper                                28.4         28.6
Payroll and employee benefits                 31.1         31.0
Occupancy and other operating expenses        24.8         26.6
                                          ----------    ----------
Company restaurant margin                     15.7%        13.8%
                                          ==========    ==========

Restaurant margin as a percentage of sales increased approximately 190 basis points in the quarter, including the favorable impact of 50 basis points from the adoption of SFAS 142. The remaining increase was driven by same store sales growth. The increase was partially offset by higher labor costs, primarily wage rates.

U.S. Ongoing Operating Profit

Ongoing operating profit increased $35 million or 25% in the quarter. Excluding the favorable impact from the adoption of SFAS 142, ongoing operating profit increased 21%. The increase was driven by same store sales growth and lower provisions for doubtful franchise and license fee receivables. The increase was partially offset by higher labor costs and higher G&A expenses driven by compensation costs.

International Results of Operations

                                     12 Weeks Ended
                               ------------------------
                                 3/23/02       3/24/01        % B(W)
                               ----------    ----------    -------------

System sales                   $   1,816     $   1,750           4
                               ==========    ==========

Company sales                  $     416     $     374          11
Franchise and license fees            64            62           3
                               ----------    ----------
Revenues                       $     480     $     436          10
                               ==========    ==========
                                                                17
Company restaurant margin      $      64     $      55
                               ==========    ==========

% of Company sales                 15.4%         14.7%          0.7 ppts.
                               ==========    ==========

Ongoing operating profit       $      82     $      74          11
                               ==========    ==========

International Restaurant Unit Activity

                                               Unconsolidated
                                  Company       Affiliates      Franchisees    Licensees       Total
                                 -----------   --------------   -----------   -----------   -----------
 Balance at December 29, 2001        2,151         2,000            6,530           246        10,927
 New Builds                             69            24               78             -           171
 Acquisitions                            -            38              (38)            -             -
 Refranchising                          (7)           (4)              11             -             -
 Closures                              (18)           (4)             (71)           (3)          (96)
 Other(a)                                -             -                -            30            30
                                 -----------   --------------   -----------   -----------   -----------
 Balance at March 23, 2002           2,195         2,054            6,510           273        11,032
                                 ===========   ==============   ===========   ===========   ===========
 % of Total                            20%           19%               59%           2%          100%
  Represents licensee units transferred from U.S. to International.

International System Sales

System sales increased $66 million or 4%, after a 5% unfavorable impact from foreign currency translation. The increase resulted from new unit development and franchisee same store sales growth, partially offset by store closures.

International Revenues

Company sales increased $42 million or 11% in the quarter, after a 2% unfavorable impact from foreign currency translation. The increase was driven by new unit development, partially offset by company same store sales declines.

Franchise and license fees increased approximately $2 million or 3%, after a 5% unfavorable impact from foreign currency translation. The increase was driven by new unit development and same store sales growth, partially offset by store closures.

International Company Restaurant Margin

                                               12 Weeks Ended
                                           ---------------------
                                            3/23/02     3/24/01
                                           ---------   ---------
Company sales                                100.0%     100.0%
Food and paper                                36.7       36.7
Payroll and employee benefits                 19.4       20.0
Occupancy and other operating expenses        28.5       28.6
                                           ---------   ---------
Company restaurant margin                     15.4%      14.7%
                                           =========   =========

Restaurant margin as a percentage of sales increased approximately 70 basis points in the quarter, including the favorable impact of 50 basis points from the adoption of SFAS 142. The remaining increase was driven by lower restaurant operating costs, including the cessation of depreciation expense for the Singapore business, which is held for sale. The increase was partially offset by same store sales declines.

International Ongoing Operating Profit

Ongoing operating profit increased $8 million or 11% in the quarter, after a 5% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation and the favorable impact from the adoption of SFAS 142, ongoing operating profit increased 12%. The increase was driven by new unit development.

Consolidated Cash Flows

Net cash provided by operating activities was $187 million compared to $145 million in 2001. Excluding the impact of the AmeriServe bankruptcy reorganization process, cash provided by operating activities was $171 million versus $82 million in 2001. This increase was primarily driven by higher net income and lower interest payments.

Net cash used in investing activities was $89 million versus $140 million in 2001. This decrease of $51 million was primarily due to the acquisition of fewer restaurants versus 2001, partially offset by higher capital spending in 2002.

Net cash used in financing activities was $73 million versus net cash provided by financing activities of $20 million in 2001. The increase in cash usage is primarily due to higher debt repayments versus 2001, partially offset by higher proceeds from employee stock option exercises.

Financing Activities

As more fully discussed in Note 7, our primary bank credit agreement, as amended, is comprised of a senior unsecured Term Loan Facility and a $1.75 billion senior unsecured Revolving Credit Facility, (collectively referred to as the "Credit Facilities"). The Credit Facilities mature on October 2, 2002. At March 23, 2002, we had unused Revolving Credit Facility borrowings available aggregating $1.6 billion, net of outstanding letters of credit of $0.2 billion.

The Credit Facilities subject us to certain mandatory principal repayment obligations, including prepayment events as defined in the credit agreement. Interest on the Credit Facilities is based principally on the London Interbank Offered Rate ("LIBOR") plus a variable margin factor; therefore, our borrowing costs fluctuate depending upon the volatility in LIBOR.

Amounts outstanding under our Credit Facilities at March 23, 2002 have been classified as short-term borrowings in the Condensed Consolidated Balance Sheet due to the October 2002 maturity. We are currently in negotiations to replace the Credit Facilities prior to the maturity date with new borrowings, referred to as the "New Facility." The New Facility is expected to be approximately $1.5 billion with a three-year term. Interest is expected to be based on LIBOR plus a variable margin factor. The variable margin factor is expected to be slightly higher than that on our Credit Facilities.

On February 22, 2002, we entered into an agreement to amend certain terms of our Credit Facilities. This amendment provides for, among other things, additional flexibility with respect to acquisitions and other investments. In addition, we voluntarily reduced our maximum borrowings under the Revolving Credit Facility from $3.0 billion to $1.75 billion. As a result of this amendment, we capitalized debt costs of approximately $1.5 million. These costs will be amortized into interest expense over the remaining life of the related borrowings.

We use derivative financial instruments, including interest rate swaps, to lower interest expense and manage our exposure to interest rate risk. See our market risk disclosure for further discussion of our interest rate risk.

Consolidated Financial Condition

Assets increased $14 million to $4.4 billion. Capital spending was largely offset by depreciation of property, plant and equipment and refranchising of restaurants. The decrease in the allowance for doubtful accounts from $77 million to $54 million was primarily the result of recoveries related to the AmeriServe bankruptcy reorganization process (see Note 12) and the write-off of receivables previously fully reserved.

Liabilities decreased $146 million, or 3%, to $4.1 billion. The decrease was primarily attributable to net paydown of debt. The increase in current income taxes payable was the result of a reclassification from other liabilities and deferred credits for taxes that are now expected to be paid within the next twelve months.

Liquidity

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our franchise operations. Franchise operations require a limited TRICON investment in operating assets. Typically, our cash flows include a significant amount of discretionary capital spending. Though a decline in revenues could adversely impact our cash flows from operations, we believe our operating cash flows and our ability to adjust discretionary capital spending and borrow funds will allow us to meet our cash requirements in 2002 and beyond.

As of March 23, 2002, there were no material changes to the disclosure included in our 2001 Form 10-K regarding significant contractual obligations and payments, other commercial commitments, and long-term debt outstanding of unconsolidated affiliates.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to financial market risks associated with interest rates, foreign currency exchange rates and commodity prices. In the normal course of business and in accordance with our policies, we manage these risks though a variety of strategies, which include the use of derivative financial and commodity instruments to hedge our underlying exposures. Our policies prohibit the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use.

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates, principally in the United States. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. These swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the related debt. The notional amount of interest rate swaps did not change during the quarter.

At March 23, 2002 and December 29, 2001, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $5 million and $4 million, respectively, in annual income before taxes. The estimated reductions are based upon the unhedged portion of our variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at March 23, 2002 and December 29, 2001 would decrease approximately $6 million and $5 million, respectively. The fair value of our Senior Unsecured Notes at March 23, 2002 and December 29, 2001 would decrease approximately $70 million and $72 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International ongoing operating profit constitutes approximately 32% of our year-to-date 2002 ongoing operating profit, excluding unallocated and corporate expenses. In addition, the Company's net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1 billion as of March 23, 2002. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company's primary exposures result from our operations in Asia-Pacific and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows.

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

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts outstanding at March 23, 2002 were not significant to the Consolidated Financial Statements. There were no commodity future or option contracts outstanding at December 29, 2001.

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

Independent Accountants' Review Report

The Board of Directors
TRICON Global Restaurants, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of TRICON Global Restaurants, Inc. and Subsidiaries ("TRICON") as of March 23, 2002 and the related condensed consolidated statements of income and cash flows for the twelve weeks ended March 23, 2002 and March 24, 2001. These condensed consolidated financial statements are the responsibility of TRICON's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TRICON as of December 29, 2001, and the related consolidated statements of income, cash flows and shareholders' equity (deficit) and comprehensive income for the year then ended not presented herein; and in our report dated February 7, 2002, except as to Note 12 which is as of February 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2001, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
Louisville, Kentucky
April 25, 2002

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

(a)     Exhibit Index
         EXHIBITS
          Exhibit 12          Computation of Ratio of Earnings to Fixed Charges
          Exhibit 15          Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants' Acknowledgment)
(b)     Reports on Form 8-K
We filed a Current Report on Form 8-K dated January 25, 2002, announcing the appointment of Thomas Ryan to our Board of Directors.
We filed a Current Report on Form 8-K dated February 15, 2002, attaching our fourth quarter and fiscal year ended December 29, 2001 earnings release dated February 11, 2002.
We filed a Current Report on Form 8-K dated March 14, 2002, announcing the signing of a definitive agreement to acquire Long John Silver's and A&W All American Food Restaurants, owned by Yorkshire Global Restaurants, Inc. and that the Company will change its name to Yum! Brands, Inc.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

TRICON GLOBAL RESTAURANTS, INC. (Registrant)

Date: May 2, 2002	/s/ Brent A. Woodford Vice President and Controller (Principal Accounting Officer)

EXHIBIT 12

TRICON Global Restaurants, Inc.
Ratio of Earnings to Fixed Charges Years Ended 2001-1997
and 12 Weeks Ended March 23, 2002 and March 24, 2001
(in millions except ratio amounts)

                                            52       53
                                           Weeks    Weeks    //----------52 Weeks---------//      12 Weeks Ended
                                         ---------------------------------------------------  --------------------
                                           2001     2000       1999       1998       1997      3/23/02    3/24/01
                                         --------  --------  ---------  ---------  ---------  ---------  ---------
Earnings:
Pretax income from continuing
 operations before cumulative effect of
 accounting changes(a)                   $  733    $  684    $ 1,038    $   756    $   (35)   $   192    $   137

Minorities interests in consolidated
 subsidiaries                                 -         -          -          -          -          -          -

Unconsolidated affiliates' interests,
 net(a)                                      (7)      (13)       (12)       (10)        (3)        (5)        (4)

Interest expense(a)                         172       190        218        291        290         35         42

Interest portion of net rent expense(a)      93        87         90        105        118         23         19
                                         --------  --------  ---------  ---------  ---------  ---------  ---------
Earnings available for fixed charges     $  991    $  948    $ 1,334    $ 1,142    $   370    $   245    $   194
                                         ========  ========  =========  =========  =========  =========  =========
Fixed Charges:
Interest Expense(a)                      $  172    $  190    $   218    $   291    $   290    $    35    $    42

Interest portion of net rent expense(a)      93        87         90        105        118         23         19
                                         --------  --------  ---------  ---------  ---------  ---------  ---------
Total Fixed Charges                      $  265    $  277    $   308    $   396    $   408    $    58    $    61
                                         ========  ========  =========  =========  =========  =========  =========
Ratio of Earnings to Fixed
 Charges(b)(c)                             3.74x     3.42x      4.33x      2.88x      0.91x      4.22x      3.18x
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

  Included the impact of unusual items (income) expense of $(11) million and $2 million for the 12 weeks ended March 23, 2002 and March 24, 2001, respectively. The full year impact was $(3) million in 2001, $204 million in 2000, $51 million in 1999, $15 million in 1998, and $184 million in 1997. Excluding the impact of these unusual items, the ratio of earnings to fixed charges would have been 4.03x and 3.21x for the 12 weeks ended March 23, 2002 and March 24, 2001, respectively and 3.73x, 4.16x, 4.49x, 2.92x, and 1.36x for the fiscal years ended 2001, 2000, 1999, 1998, and 1997, respectively.

  For the fiscal year ended December 27, 1997, earnings were insufficient to cover fixed charges by approximately $38 million. Earnings in 1997 included a charge of $530 million taken in the fourth quarter to refocus our business.

EXHIBIT 15

Accountants' Acknowledgment

The Board of Directors
TRICON Global Restaurants, Inc.:

We hereby acknowledge our awareness of the use of our report dated April 25, 2002 included within the Quarterly Report on Form 10-Q of TRICON Global Restaurants, Inc. for the twelve weeks ended March 23, 2002, and incorporated by reference in the following Registration Statements:

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
May 2, 2002