Form 10-Q
period 2002-06-15
YUM BRANDS INC
filed 2002-07-29
CIK 1041061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 15, 2002

OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________ Commission file number 1-13163 YUM! BRANDS, INC. (Exact name of registrant as specified in its charter)

North Carolina	13-3951308
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1441 Gardiner Lane, Louisville, Kentucky	40213
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 874-8300

TRICON GLOBAL RESTAURANTS, INC.
(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |  |

     The number of shares outstanding of the Registrant’s Common Stock as of July 23, 2002 was 296,975,176 shares.

YUM! BRANDS, INC.

INDEX

2

PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME YUM! BRANDS, INC. AND SUBSIDIARIES (in millions, except per share data - unaudited)

	12 Weeks Ended		24 Weeks Ended

	6/15/02	6/16/01	6/15/02	6/16/01

Revenues
Company sales	$1,571	$1,416	$2,997	$2,742
Franchise and license fees	196	189	384	369

	1,767	1,605	3,381	3,111

Costs and Expenses, net
Company restaurants
Food and paper	482	442	921	852
Payroll and employee benefits	422	390	817	761
Occupancy and other operating expenses	405	378	774	737

	1,309	1,210	2,512	2,350
General and administrative expenses	215	190	397	363
Franchise and license expenses	9	17	19	34
Other (income) expense	(8)	(5)	(13)	(9)
Facility actions net loss (gain)	10	(18)	19	(16)
Unusual items (income) expense	(9)	(4)	(20)	(2)

Total costs and expenses, net	1,526	1,390	2,914	2,720

Operating Profit	241	215	467	391

Interest expense, net	33	37	67	76

Income Before Income Taxes	208	178	400	315

Income tax provision	68	62	136	111

Net Income	$140	$116	$264	$204

Basic Earnings Per Common Share	$0.47	$0.40	$0.89	$0.70

Diluted Earnings Per Common Share	$0.45	$0.38	$0.85	$0.68

See accompanying Notes to Condensed Consolidated Financial Statements. 3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS YUM! BRANDS, INC. AND SUBSIDIARIES (in millions - unaudited)

	24 Weeks Ended

	6/15/02	6/16/01

Cash Flows - Operating Activities
Net Income	$264	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158	158
Facility actions net loss (gain)	19	(16)
Unusual items (income) expense	(1)	(6)
Other liabilities and deferred credits	21	(40)
Deferred income taxes	(1)	(24)
Other non-cash charges and credits, net	19	13
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	10	60
Inventories	(3)	(5)
Prepaid expenses and other current assets	19	(12)
Accounts payable and other current liabilities	(78)	(94)
Income taxes payable	71	64

Net change in operating working capital	19	13

Net Cash Provided by Operating Activities	498	302

Cash Flows - Investing Activities
Capital spending	(273)	(203)
Proceeds from refranchising of restaurants	24	62
Acquisition of Yorkshire Global Restaurants, Inc.	(271)	—
Acquisition of restaurants from franchisees	(11)	(102)
Short-term investments	5	(11)
Sales of property, plant and equipment	19	16
Other, net	(22)	28

Net Cash Used In Investing Activities	(529)	(210)

Cash Flows - Financing Activities
Proceeds from Senior Unsecured Notes	—	842
Revolving Credit Facility activity, by original maturity
Three months or less, net	126	(682)
Proceeds from long-term debt	—	1
Repayments of long-term debt	(74)	(252)
Short-term borrowings-three months or less, net	6	60
Repurchase shares of common stock	(68)	(21)
Employee stock option proceeds	99	20
Other, net	(2)	(10)

Net Cash Provided by (Used In) Financing Activities	87	(42)

Effect of Exchange Rate on Cash and Cash Equivalents	3	—

Net Increase in Cash and Cash Equivalents	59	50
Cash and Cash Equivalents - Beginning of Period	110	133

Cash and Cash Equivalents - End of Period	$169	$183

See accompanying Notes to Condensed Consolidated Financial Statements. 4

CONDENSED CONSOLIDATED BALANCE SHEETS YUM! BRANDS, INC. AND SUBSIDIARIES (in millions)

	6/15/02	12/29/01

	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$169	$110
Short-term investments, at cost	31	35
Accounts and notes receivable, less allowance: $47 in 2002 and $77 in 2001	188	175
Inventories	77	56
Prepaid expenses and other current assets	82	92
Deferred income taxes	83	79

Total Current Assets	630	547

Property, plant and equipment, net	2,824	2,737
Goodwill, net	298	59
Intangible assets, net	105	399
Investments in unconsolidated affiliates	213	213
Assets classified as held for sale	44	44
Other assets	959	389

Total Assets	$5,073	$4,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$994	$995
Income taxes payable	286	114
Short-term borrowings	168	696

Total Current Liabilities	1,448	1,805

Long-term debt	2,367	1,552
Other liabilities and deferred credits	862	927

Total Liabilities	4,677	4,284

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	—	—
Common stock, no par value, 750 shares authorized; 298 shares and 293 shares
issued in 2002 and 2001, respectively	1,132	1,097
Accumulated deficit	(522)	(786)
Accumulated other comprehensive income (loss)	(214)	(207)

Total Shareholders’ Equity	396	104

Total Liabilities and Shareholders’ Equity	$5,073	$4,388

See accompanying Notes to Condensed Consolidated Financial Statements. 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)
(Unaudited)

1. Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 29, 2001 (“2001 Form 10-K”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Consolidated Financial Statements included in the 2001 Form 10-K.

On May 16, 2002, Tricon Global Restaurants, Inc. changed its name to YUM! Brands, Inc. in order to better reflect our expanding portfolio of brands. In addition, on the same day Tricon Restaurants International changed its name to YUM! Restaurants International.

Our Financial Statements include YUM! Brands, Inc. and its wholly owned subsidiaries (collectively referred to as “YUM” or the “Company”). The Financial Statements include our worldwide operations of KFC, Pizza Hut, Taco Bell and, since May 7, 2002, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”), which we added when we acquired Yorkshire Global Restaurants, Inc. (“YGR”). References to YUM throughout these notes to Financial Statements are made using the first person notations of “we,” “us” or “our.”

Our preparation of the accompanying Financial Statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

In our opinion, the accompanying Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with our 2001 Form 10-K, our financial position as of June 15, 2002, and the results of our operations for the 12 and 24 weeks ended June 15, 2002 and June 16, 2001 and cash flows for the 24 weeks ended June 15, 2002 and June 16, 2001. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

We have reclassified certain items in the accompanying Financial Statements and Notes to the Financial Statements in order to be comparable with the current classifications. These reclassifications had no effect on previously reported net income.

2. Acquisition of YGR

On May 7, 2002, YUM completed its acquisition of YGR, the parent company of LJS and A&W. As of the date of the acquisition, YGR consisted of 742 and 496 company and franchise LJS units, respectively, and 127 and 742 company and franchise A&W units, respectively. In addition, 133 multibranded LJS/A&W restaurants were included in the LJS unit totals. This acquisition was made to facilitate meeting our strategic objective of achieving growth through multi-branding, where two or more of our Concepts are operated in a single restaurant unit.

6

We paid approximately $271 million in cash and assumed approximately $48 million of bank indebtedness in connection with the acquisition of YGR. The bank indebtedness was paid off prior to June 15, 2002. We also assumed approximately $160 million in future rent obligations related to sale-leaseback agreements entered into by YGR prior to 2001 involving approximately 350 LJS units. As a result of liens held by the buyer/lessor on certain personal property within the units, the agreements have been accounted for as financings and are reflected as debt in our Financial Statements. Accordingly, the assets subject to the agreements remain on our balance sheet. This obligation plus approximately $11 million in capital lease obligations assumed have been reflected on our Condensed Consolidated Balance Sheet as of June 15, 2002 as Short-term borrowings ($2 million) and Long-term debt ($169 million).

We have retained a third party valuation expert to assist us in the valuation of assets acquired. We anticipate completion of this valuation and a preliminary purchase price allocation prior to September 7, 2002, the end of our third quarter. As of June 15, 2002, approximately $515 million to be allocated is included in Other assets on the Condensed Consolidated Balance Sheet. We have estimated the effects of the allocation on earnings in the Condensed Consolidated Statements of Income for the 12 and 24 weeks ended June 15, 2002. We do not believe that completion of the allocation will result in significant differences from the estimates included in our Condensed Consolidated Statements of Income.

If the acquisition had been completed as of the beginning of the periods indicated on below, pro forma company sales and franchise and license fees for the 12 and 24 weeks ended June 15, 2002 and June 16, 2001 would have been as follows:

	12 Weeks Ended 6/15/02	12 Weeks Ended 6/16/01	24 Weeks Ended 6/15/02	24 Weeks Ended 6/16/01

Company Sales	$1,654	$1,543	$3,206	$3,000
Franchise and License Fees	199	195	392	379

The impact of the acquisition on net income and diluted earnings per share for these periods would not have been significant.

The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of each of these periods nor is it necessarily indicative of future results.

3. Recently Adopted Accounting Pronouncements

Goodwill and Intangible Assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires the use of the purchase method of accounting for all business combinations and modifies the application of the purchase accounting method. SFAS 141 also specifies criteria to be used in determining whether intangible assets acquired in a purchase method business combination must be recognized and reported separately from goodwill. Prior to the adoption of SFAS 141, the Company’s business combinations have primarily consisted of acquiring restaurants from our franchisees and have been accounted for using the purchase method of accounting. The primary intangible asset to which we generally allocated value in these business combinations was reacquired franchise rights. We have determined that reacquired franchise rights do not meet the criteria of SFAS 141 to be recognized as an asset apart from goodwill. Accordingly, on December 30, 2001 we reclassified reacquired franchise rights to goodwill in the amount of $241 million, net of related deferred tax liabilities of $53 million.

7

The Company has also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition for goodwill and indefinite-lived intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after its effective date. As a result of adopting SFAS 142, we ceased amortization of goodwill and indefinite-lived intangible assets beginning December 30, 2001. Additionally, in accordance with the requirements of SFAS 142, we completed separate transitional impairment tests of goodwill and indefinite-lived intangible assets, as of December 30, 2001, which indicated that there was no impairment.

The following table provides a reconciliation of reported net income to net income for the 12 and 24 weeks ended June 16, 2001 adjusted as though SFAS 142 had been effective:

	12 Weeks Ended 6/16/01

	Amount	Basic EPS	Diluted EPS

Reported net income	$116	$0.40	$0.38
Add back amortization expense (net of tax):
Goodwill	6	0.02	0.02

Adjusted net income	$122	$0.42	$0.40

	24 Weeks Ended 6/16/01

	Amount	Basic EPS	Diluted EPS

Reported net income	$204	$0.70	$0.68
Add back amortization expense (net of tax):
Goodwill	11	0.04	0.04

Adjusted net income	$215	$0.74	$0.72

The changes in the carrying amount of goodwill on a quarter-to-date and year-to-date basis in 2002 are as follows:

	United States	International	Worldwide

Balance as of March 24, 2002	$165	$126	$291
Acquisitions, disposals and other, net	4	3	7

Balance as of June 15, 2002	$169	$129	$298

	United States	International	Worldwide

Balance as of December 29, 2001	$21	$38	$59
Reclassification of reacquired franchise rights(a)	145	96	241
Acquisitions, disposals and other, net	3	(5)	(2)

Balance as of June 15, 2002	$169	$129	$298

(a)	These balances are reported net of deferred tax liabilities of $27 million for the U.S. and $26 million for International.

8

Indefinite-lived intangible assets as of June 15, 2002 totaled $31 million and consisted of acquired trademarks. Amortizable intangible assets at June 15, 2002 totaled $74 million, net of accumulated amortization of $74 million, and consisted primarily of franchise contract rights. Amortization expense for the 12 and 24 weeks ended June 15, 2002 was approximately $1 million and $2 million, respectively. On an annual basis, amortization expense will approximate $4 million for each of the next five years. This amount excludes amortization of any intangibles that might be established in connection with the acquisition of YGR.

Impairment or Disposal of Long-Lived Assets

Effective December 30, 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 retained many of the fundamental provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), but resolved certain implementation issues associated with that Statement. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated results of operations.

SFAS 144 also requires the results of operations of a component entity that is classified as held for sale or has been disposed of be reported as discontinued operations in the Condensed Consolidated Statements of Income if certain conditions are met. These conditions include elimination of the operations and cash flows of the component entity from the ongoing operations of the Company and no significant continuing involvement by the Company in the operations of the component entity after the disposal transaction. The results of operations of stores meeting both these conditions that were disposed of in the 12 and 24 weeks ended June 15, 2002 or classified as held for sale at June 15, 2002 were not material for the 12 and 24 weeks ended June 15, 2002 or June 16, 2001.

4.  New Accounting Pronouncement Not Yet Adopted

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which will be effective for the Company beginning fiscal year 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have not yet determined the impact of adopting SFAS 143 on the Company’s Financial Statements.

5.  Two-for-One Common Stock Split

On May 7, 2002, the Company announced that its Board of Directors approved a two-for-one split of the Company’s outstanding shares of common stock. The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on June 6, 2002 to receive one share for every outstanding share of common stock held on the record date. The stock dividend was distributed on June 17, 2002, with approximately 149 million shares of common stock distributed. All per share and share amounts in the accompanying Financial Statements and Notes to the Financial Statements have been adjusted to reflect the stock split.

6.  Earnings Per Common Share (“EPS”)

	12 Weeks Ended		24 Weeks Ended
	6/15/02	6/16/01	6/15/02	6/16/01
Net income	$ 140	$ 116	$ 264	$ 204

Basic EPS
Weighted-average common shares outstanding	297	294	296	294

Basic EPS	$ 0.47	$ 0.40	$ 0.89	$ 0.70

Diluted EPS
Weighted-average common shares outstanding	297	294	296	294
Shares assumed issued on exercise of dilutive share
equivalents	57	54	59	54
Shares assumed purchased with proceeds of dilutive share
equivalents	(40)	(44)	(43)	(45)

Shares applicable to diluted earnings	314	304	312	303

Diluted EPS	$ 0.45	$ 0.38	$ 0.85	$ 0.68

Unexercised employee stock options to purchase approximately 0.8 million shares of our Common Stock for both the 12 and 24 weeks ended June 15, 2002, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the 12 and 24 weeks ended June 15, 2002.

Unexercised employee stock options to purchase approximately 6.5 million and 7.4 million shares of our Common Stock for the 12 and 24 weeks ended June 16, 2001, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price for our Common Stock during the 12 and 24 weeks ended June 16, 2001.

During the 24 weeks ended June 15, 2002, we granted employee stock options to purchase approximately 6.4 million shares of our Common Stock at an exercise price equal to the average market price on the date of grant. The weighted-average exercise price of these options was approximately $25 per share.

7.   Comprehensive Income

Comprehensive income was as follows:

	12 Weeks Ended		24 Weeks Ended
	6/15/02	6/16/01	6/15/02	6/16/01
Net income	$ 140	$ 116	$ 264	$ 204
Foreign currency translation adjustment arising
during the period	7	(14)	(5)	(5)
Reclassification of foreign currency translation
adjustment	—	—	—	3
Changes in fair value of derivatives	(14)	(1)	(9)	5
Reclassification of derivative gains to net income	11	(1)	7	(5)

Total comprehensive income	$ 144	$ 100	$ 257	$ 202

10

8.  Items Affecting Comparability of Net Income

Facility Actions Net Loss (Gain) Facility actions net loss (gain) consists of the following three components:

•	Refranchising (gains) losses;

•	Store closure costs; and

•	Impairment of long-lived assets for restaurants we intend to continue to use in the business and restaurants we intend to close.

The following table summarizes the impact of facility actions net loss (gain):

	12 Weeks Ended 6/15/02
	U.S.	International	Worldwide
Refranchising net (gains) losses (a)	$(3)	$—	$(3)
Store closure costs	3	2	5
Store impairment charges	5	3	8

Facility actions net loss (gain)	$ 5	$5	$ 10

	12 Weeks Ended 6/16/01
	U.S.	International	Worldwide
Refranchising net (gains) losses (a)	$(29)	$(2)	$(31)
Store closure costs	1	3	4
Store impairment charges	4	5	9

Facility actions net loss (gain)	$(24)	$ 6	$(18)

	24 Weeks Ended 6/15/02
	U.S.	International	Worldwide
Refranchising net (gains) losses (a)	$(4)	$(2)	$(6)
Store closure costs	9	4	13
Store impairment charges	8	4	12

Facility actions net loss (gain)	$ 13	$ 6	$ 19

	24 Weeks Ended 6/16/01
	U.S.	International	Worldwide
Refranchising net (gains) losses (a)	$(29)	$(6)	$(35)
Store closure costs	6	—	6
Store impairment charges	7	6	13

Facility actions net loss (gain)	$(16)	$ —	$(16)

(a)	Includes initial franchise fees of less than $1 million and $1 million for the 12 weeks ended June 15, 2002 and June 16, 2001, respectively, and $1 million and $3 million for the 24 weeks ended June 15, 2002 and June 16, 2001, respectively.

The following table summarizes the carrying values of the major classes of assets held for sale at June 15, 2002 and December 29, 2001. The carrying values of liabilities held for sale at June 15, 2002 and December 29,

2001 were not significant. The carrying values in International relate primarily to our Singapore business. U.S.
amounts primarily represent land on which we previously operated restaurants. Subsequent to the end of the quarter we sold the Singapore business at a price approximately equal to its carrying value.

	June 15, 2002
	U.S.	International	Worldwide
Property, plant and equipment, net	$8	$32	$40
Other assets	—	4	4

Assets classified as held for sale	$8	$36	$44

	December 29, 2001
	U.S.	International	Worldwide
Property, plant and equipment, net	$8	$32	$40
Other assets	—	4	4

Assets classified as held for sale	$8	$36	$44

The following table summarizes Company sales and restaurant profit related to stores held for sale at June 15, 2002 or disposed of through refranchising or closure during 2002 and 2001. As discussed in Note 3, the operations of such stores classified as held for sale as of June 15, 2002 or disposed of in the 12 and 24 weeks ended June 15, 2002 which meet the conditions of SFAS 144 for reporting as discontinued operations were not material. Restaurant profit represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses.

	12 Weeks Ended		24 Weeks Ended
	6/15/02	6/16/01	6/15/02	6/16/01
Stores held for sale at June 15, 2002:
Sales	$25	$32	$42	$ 52
Restaurant profit	3	2	5	3

Stores disposed of in 2002 and 2001:
Sales	$ 4	$61	$17	$137
Restaurant profit	—	6	1	13

Unusual Items

Unusual items income of $9 million and $20 million for the second quarter and year-to-date of 2002 was primarily comprised of recoveries related to the AmeriServe bankruptcy reorganization process. See Note 14 for a discussion of the AmeriServe bankruptcy reorganization process.

Unusual items income of $4 million and $2 million for the second quarter and year-to-date of 2001 primarily included settlement of certain wage and hour litigation for amounts less than previously estimated, net of costs to defend this litigation.

9.  Debt

At June 15, 2002, our primary bank credit agreement, as amended, was comprised of a senior unsecured Term Loan Facility and a $1.75 billion senior unsecured Revolving Credit Facility (collectively referred to as the “Existing Credit Facilities”). The Existing Credit Facilities were scheduled to mature on October 2, 2002.

At June 15, 2002, we had unused Revolving Credit Facilities aggregating $1.3 billion, net of outstanding letters of credit of $0.2 billion. Interest on amounts borrowed was payable at least quarterly at variable rates, based principally on the London Interbank Offered Rate (“LIBOR”) plus a variable margin factor. At June 15, 2002, the weighted average interest rate on the Existing Credit Facilities was 2.95%, which included the effects of associated interest rate swaps.

The Existing Credit Facilities were amended on February 22, 2002. This amendment provided for, among other things, additional flexibility with respect to acquisitions and other investments. In addition, we voluntarily reduced our maximum borrowings under the Revolving Credit Facility from $3.0 billion to $1.75 billion.

On June 25, 2002, we closed on a new $1.4 billion senior unsecured Revolving Credit Facility (the “New Credit Facility”) which replaces the Existing Credit Facilities. The New Credit Facility matures on June 25, 2005. We used the initial borrowings under the New Credit Facility to repay the indebtedness under the Existing Credit Facilities. Accordingly, we have classified amounts due under the Existing Credit Facilities as long-term debt in our Condensed Consolidated Balance Sheet as of June 15, 2002. The interest rate for borrowings under the New Credit Facility will range from 1.00% to 2.00% over LIBOR or 0.00% to 0.65% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 1%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest is payable at least quarterly.

The New Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains other terms and provisions (including representations, warranties, covenants, conditions and events of default) similar to those set forth in the Existing Credit Facilities. Specifically, the New Credit Facility contains financial covenants, relating to maintenance of leverage and fixed charge coverage ratios. Likewise, the New Credit Facility contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, cash dividends, aggregate non-U.S. investment and certain other transactions.

As discussed in Note 2, we assumed approximately $160 million in future rent obligations upon the acquisition of YGR related to certain sale-leaseback agreements entered into by YGR prior to 2001 involving approximately 350 LJS units. As a result of liens held by the buyer/lessor on certain personal property within the units, the agreements have been accounted for as financings and are reflected as debt in our Financial Statements. Rental payments made under these agreements will be made on a monthly basis through 2019 with an effective interest rate of approximately 11%.

The annual maturities of long-term debt as of June 15, 2002, excluding capital lease obligations of $80 million and a $37 million fair value adjustment included in long-term debt as a result of accounting for interest rate swaps, are as follows:

Period ended June 15:
2003	$ 2
2004	3
2005	352
2006	845
2007	3
Thereafter	1,050

Total	$2,255

Subsequent to June 15, 2002, we capitalized debt costs of approximately $8 million related to the New Credit Facility. These costs will be amortized into interest expense over the life of the New Credit Facility.

On June 25, 2002, we also issued $400 million of 7.70% Senior Unsecured Notes due July 1, 2012 (referred to as the “Notes”) under a shelf registration statement previously filed with the Securities and Exchange Commission which is more fully discussed in the 2001 Form 10-K. The net proceeds from the issuance of the Notes of approximately $391 million were used to repay indebtedness under the New Credit Facility. Interest is payable January 1 and July 1 of each year, commencing on January 1, 2003.

Interest expense on short-term borrowings and long-term debt was $35 million and $42 million for the 12 weeks ended June 15, 2002 and June 16, 2001, respectively, and $70 million and $84 million for the 24 weeks ended June 15, 2002 and June 16, 2001, respectively.

10.  Reportable Operating Segments

	Revenues
	12 Weeks Ended		24 Weeks Ended
	6/15/02	6/16/01	6/15/02	6/16/01
United States	$1,200	$1,124	$2,334	$2,194
International	567	481	1,047	917

	$1,767	$1,605	$3,381	$3,111

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	12 Weeks Ended		24 Weeks Ended
	6/15/02	6/16/01	6/15/02	6/16/01
United States	$ 199	$ 172	$ 374	$ 312
International	86	58	168	132
Unallocated and corporate expenses	(43)	(36)	(76)	(69)
Foreign exchange net (loss)	—	(1)	—	(2)
Facility actions net (loss) gain	(10)	18	(19)	16
Unusual items income	9	4	20	2

Total operating profit	241	215	467	391
Interest expense, net	(33)	(37)	(67)	(76)

Income before income taxes	$ 208	$ 178	$ 400	$ 315

	Identifiable Assets
	6/15/02	12/29/01
United States	$3,096	$2,489
International	1,637	1,593
Corporate(a)	340	306

	$5,073	$4,388

14

	Long-Lived Assets(b)
	6/15/02	12/29/01
United States	$2,233	$2,203
International	1,011	987
Corporate	23	45

	$3,267	$3,235

(a)	Primarily includes deferred tax assets, Property, Plant and Equipment, net, (principally related to our office facilities) and fair value of derivative instruments.

(b)	Includes Property, Plant and Equipment, net; Goodwill, net; and Intangible Assets, net. Also includes
$40 million of Assets Classified as Held for Sale at June 15, 2002 and December 29, 2001. Excludes long-lived assets that will be recorded upon completion of the allocation of the purchase price in connection with the YGR acquisition as discussed in Note 2.

11.   Share Repurchase Program

In February 2001, our Board of Directors authorized a share repurchase program. This program authorizes us to repurchase, through February 14, 2003, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. During the 24 weeks ended June 15, 2002, we repurchased approximately 2.2 million shares for approximately $68 million at an average price per share of approximately $31. During the 24 weeks ended June 16, 2001, we repurchased approximately 1.1 million shares for approximately $21 million at an average share price of approximately $19. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions, at the discretion of the Company.

12.   Supplemental Cash Flow Data

	24 Weeks Ended
	6/15/02	6/16/01
Cash Paid for:
Interest	$ 67	$78
Income taxes	66	40

Significant Non-Cash Investing and Financing Activities:
Assumption of debt and capital leases related to the acquisition of YGR	$219	$—
Contribution of non-cash net assets to an unconsolidated affiliate	—	21
Capital lease obligations incurred to acquire assets	3	10
Assumption of liabilities in connection with an acquisition	—	36
Fair market value of assets received in connection with a non-cash
acquisition	—	9

13. Commitments and Contingencies

Contingent Liabilities

We were directly or indirectly contingently liable in the amounts of $364 million and $353 million at June 15, 2002 and December 29, 2001, respectively, for certain lease assignments and guarantees. At June 15, 2002, $289 million represented contingent liabilities to lessors arising from assigning our interest in and obligations under real estate leases as a condition to the refranchising of certain Company restaurants, contributing certain Company restaurants to unconsolidated affiliates and guaranteeing certain other leases. The $289 million represented the present value of the minimum payments of the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases is $418 million.

The contingent liabilities also include guarantees of approximately $32.4 million to support financial arrangements of certain franchisees, including partial guarantees of franchisee loan pools related primarily to the Company’s refranchising programs. The total loans outstanding under these loan pools were approximately $163 million at June 15, 2002. In support of these guarantees, we have posted $32.4 million of letters of credit. We also provide a standby letter of credit under which we could potentially be required to fund a portion (up to $25 million) of one of the franchisee loan pools. Any funding under the guarantees or letters of credit would be secured by franchisee loan collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to refranchising (gains) losses.

The remaining contingent liabilities of $43 million represent the outstanding balance of financial arrangements of certain unconsolidated affiliates and third parties for which we have provided guarantees. These financial arrangements primarily include lines of credit, loans and letters of credit. If all lines of credit and letters of credit were fully drawn down, the maximum contingent liability under these arrangements would be approximately $68 million as of June 15, 2002.

Insurance Programs

We are currently self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general liability and automobile liability insurance programs (collectively, “casualty losses”) as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to certain maximum per occurrence or aggregate loss limits negotiated with our insurance carriers or to fully insure those risks. Since the October 6, 1997 Spin-off from PepsiCo, Inc. (“PepsiCo”) (the “Spin-off”), we have elected to retain the risks subject to certain insured limitations. Since August 1999, we have bundled our risks for casualty losses, property losses and various other insurable risks into one pool with a single self-insured retention and have purchased reinsurance coverage up to a specified limit that is significantly above our actuarially determined probable losses. We are self-insured for losses in excess of the reinsurance limit. We believe the likelihood of losses exceeding the reinsurance limit is remote. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for property and casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by our independent actuaries.

Due to the inherent volatility of our actuarially determined property and casualty loss estimates, it is reasonably possible that we could experience changes in estimated losses which could be material to our growth in quarterly and annual net income. We believe that we have recorded our reserves for property and casualty losses at a level which has substantially mitigated the potential negative impact of adverse developments and/or volatility.

Change of Control Severance Agreements

In September 2000, the Compensation Committee of the Board of Directors approved renewing severance agreements with certain key executives (the “Agreements”). These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive in a lump sum, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. Since the timing of any payments under these Agreements cannot be anticipated, the amounts are not estimable. However, these payments, if made, could be substantial. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. (“Bravo”), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to “cure” the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A trial date of November 2, 1999 was set. However, on November 1, 1999, the Court issued a proposed order postponing the trial and establishing a pre-trial claims process. The final order regarding the claims process was entered on January 14, 2000. Taco Bell moved for certification of an immediate appeal of the Court-ordered claims process and requested a stay of the proceedings. This motion was denied on February 8, 2000. Taco Bell appealed this decision to the Supreme Court of Oregon and the Court denied Taco Bell’s Writ of Mandamus on March 21, 2000. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. The Court ordered pre-trial claims process went forward, and hearings to determine potential damages were held for claimants employed or previously employed in four selected Taco Bell units. After the initial hearings relating to these four units, the damage claims hearings were discontinued. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. The Court reduced the number of potential claimants to 1,100. In April 2002, a jury trial to determine the damages of 93 of those claimants found that Taco Bell failed to pay for certain meal breaks and/or off-the-clock work for 86 of the 93 claimants. However, the total amount of hours awarded by the jury was substantially less than that sought by the claimants. Nonetheless, Taco Bell intends to appeal this jury verdict, as well as the verdict in the related liability trial held in 2001. The Court has not yet determined the dollar amount of the jury award, or whether the Court will allow an interlocutory appeal at this point or proceed with one or more additional damages trials for the remaining claimants.

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

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. (“Wrench”) was filed in the United States District Court for the Western District of Michigan. The lawsuit alleges that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. Plaintiffs seek to recover damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit (the “Court of Appeals”), and oral arguments were held on September 20, 2000. On July 6, 2001, the Court of Appeals reversed the District Court’s judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case has now officially been returned to the District Court, where the Wrench plaintiffs will be allowed to bring their claims to trial.

We believe that the Wrench plaintiffs’ claims are without merit and are vigorously defending the case. However, in view of the inherent uncertainties of litigation, the outcome of the case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

Obligations to PepsiCo, Inc. After Spin-off

In connection with the Spin-off, we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off transaction and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

The Separation Agreements provided for, among other things, our assumption of all liabilities relating to the restaurant businesses, including California Pizza Kitchen, Chevys Mexican Restaurant, D’Angelo’s Sandwich Shops, East Side Mario’s and Hot ’n Now (collectively the “Non-core Businesses”), and our indemnification of PepsiCo with respect to these liabilities. We have included our best estimates of these liabilities in the accompanying Financial Statements.

In addition, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of June 15, 2002, PepsiCo remains liable for approximately $85 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through June 15, 2002, there have not been any determinations made by PepsiCo where we would have reached a different determination.

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

14.  AmeriServe Bankruptcy Reorganization Process

AmeriServe Food Distribution Inc. (“AmeriServe”) was the principal distributor of food and paper supplies to our stores when it filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2000. A plan of reorganization for AmeriServe (the “POR”) was approved on November 28, 2000, which resulted in, among other things, the assumption of our distribution agreement, subject to certain amendments, by McLane Company, Inc.

During the AmeriServe bankruptcy reorganization process, we took a number of actions to ensure continued supply to our system. Those actions resulted in a cumulative net unusual items expense of $149 million through December 29, 2001, which was principally recorded in the year ended December 30, 2000.

Under the POR we are entitled to the proceeds from certain residual assets and preference claims of the estate which are generally recorded as unusual items income when they are realized. For the 12 and 24 weeks ended June 15, 2002, we recorded an additional $12 million and $24 million of net recoveries under the POR as unusual items income.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Introduction

On May, 16 2002, Tricon Global Restaurants, Inc. changed its name to YUM! Brands, Inc. in order to better reflect our expanding portfolio of brands. In addition, on the same day Tricon Restaurants International changed its name to YUM! Restaurants International.

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM,” or the “Company”) is comprised of the worldwide operations of A&W All American-Food Restaurants (“A&W”), KFC, Long John Silver’s (“LJS”), Pizza Hut and Taco Bell (the “Concepts”). LJS and A&W were added when we acquired Yorkshire Global Restaurants, Inc. (“YGR”) on May 7, 2002. We are the world’s largest quick service restaurant (“QSR”) company based on the number of system units. The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Statements and our annual report on Form 10-K for the fiscal year ended December 29, 2001 (“2001 Form 10-K”). All Note references herein refer to the accompanying notes to the Financial Statements.

Throughout MD&A, we make reference to ongoing operating profit which represents operating profit excluding the impact of facility actions net loss (gain) and unusual items (income) expense. See Note 8 for a discussion of these exclusions. We use ongoing operating profit as a key performance measure of our results of operations for purposes of evaluating performance internally and as the base to forecast future performance. Ongoing operating profit is not a measure defined by accounting principles generally accepted in the United States of America and should not be considered in isolation or as a substitute for measures of performance in accordance with accounting principles generally accepted in the United States of America.

All references to per share and share amounts in the following MD&A, unless otherwise noted, have been adjusted to reflect the two-for-one common stock split distributed on June 17, 2002 to shareholders of record as of June 6, 2002.

New Accounting Pronouncement Not Yet Adopted

See Note 4.

Significant Known Events, Trends or Uncertainties Expected to Impact 2002 Comparisons with 2001

The following factors impacted comparability of operating performance for the quarter and year-to-date ended June 15, 2002 to the quarter and year-to-date ended June 16, 2001 or could impact comparisons for the remainder of 2002. Certain of these factors were previously discussed in our 2001 Form 10-K.

Acquisition

On May 7, 2002, the Company completed its acquisition of YGR, the parent company of LJS and A&W. See Note 2 for a discussion of the acquisition.

At the time the acquisition was completed, YGR consisted of 742 and 496 LJS company and franchise units, respectively, and 127 and 742 A&W company and franchise units, respectively. In addition, 133 multibranded LJS/A&W restaurants were included in the LJS unit totals. For the remainder of 2002 we expect the acquisition of YGR to increase worldwide revenues by approximately 5% and ongoing operating profit by approximately

2%. Except as discussed in certain sections of MD&A, the impact of the acquisition on our results of operations in the quarter and year-to-date was not significant.

Unusual Items

We had unusual items income of $9 million and $4 million in the second quarter of 2002 and 2001, respectively, and unusual items income of $20 million and $2 million year-to-date for 2002 and 2001, respectively. See Note 8 for a discussion of our unusual items (income) expense.

Store Portfolio Strategy

Since 1995, we have been strategically reducing our share of total system units by selling Company restaurants to existing and new franchisees where their expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and International markets. This portfolio-balancing activity reduces our reported revenues and restaurant profits, increasing the importance of system sales as a key performance measure. We substantially completed our U.S. refranchising program in 2001.

The following table summarizes our refranchising activities:

	12 Weeks Ended		24 Weeks Ended
	6/15/02	6/16/01	6/15/02	6/16/01
Number of units refranchised	11	99	47	156
Refranchising proceeds, pre-tax	$ 5	$48	$24	$ 62
Refranchising gains (losses), pre-tax	$ 3	$31	$ 6	$ 35

In addition to our refranchising program, we have been closing restaurants over the past several years. Restaurants closed include poor performing restaurants, restaurants that are relocated to a new site within the same trade area or U.S. Pizza Hut delivery units consolidated with a new or existing dine-in traditional store within the same trade area.

The following table summarizes Company store closure activities:

	12 Weeks Ended		24 Weeks Ended
	6/15/02	6/16/01	6/15/02	6/16/01
Number of units closed	48	40	85	101
Store closure costs	$ 5	$ 4	$13	$ 6
Impairment charges for stores to be closed	$—	$ 1	$ 3	$ 4

The impact on ongoing operating profit arising from our refranchising and Company store closures is the net of (a) the estimated reduction in Company sales, restaurant profit and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2001 and are no longer operated by us as of June 15, 2002.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

	12 Weeks Ended 6/15/02
	U.S.	International	Worldwide
Reduced sales	$(56)	$(9)	$(65)
Increased franchise fees	1	—	1

Reduction in total revenues	$(55)	$(9)	$(64)

	24 Weeks Ended 6/15/02
	U.S.	International	Worldwide
Reduced sales	$(114)	$(24)	$(138)
Increased franchise fees	2	1	3

Reduction in total revenues	$(112)	$(23)	$(135)

The following table summarizes the estimated impact on ongoing operating profit of refranchising and Company store closures:

	12 Weeks Ended 6/15/02
	U.S.	International	Worldwide
Decreased restaurant margin	$(5)	$—	$(5)
Increased franchise fees	1	—	1
Decreased G&A	—	—	—

Decrease in ongoing operating profit	$(4)	$—	$(4)

	24 Weeks Ended 6/15/02
	U.S.	International	Worldwide
Decreased restaurant margin	$(12)	$(1)	$(13)
Increased franchise fees	2	1	3
Decreased G&A	1	—	1

Decrease in ongoing operating profit	$(9)	$ —	$(9)

Franchisee Financial Condition

Like others in the QSR industry, from time to time, some of our franchise operators experience financial difficulties with respect to their franchise operations. Since 2000, certain of our franchise operators, principally in the Taco Bell system, have experienced varying degrees of financial problems.

Depending upon the facts and circumstances of each situation, and in the absence of an improvement in the franchisee’s business trends, there are a number of potential resolutions of these financial issues. These include a sale of some or all of the operator’s restaurants to us or a third party, a restructuring of the operator’s business and/or finances, or, in the more unusual cases, bankruptcy of the operator. It is our practice to proactively work with financially troubled franchise operators in an attempt to positively resolve their issues.

Through July 15, 2002, restructurings have been completed for approximately 1,450 Taco Bell franchise restaurants. In connection with these restructurings, Taco Bell has acquired 144 restaurants for approximately $73 million. In addition to these acquisitions, Taco Bell has purchased 43 restaurants from franchisees for approximately $23 million and simultaneously leased the restaurants back to these franchisees under long-term leases. As part of the restructurings, Taco Bell has committed to fund approximately $30 million of future franchise capital expenditures, principally through leasing arrangements. The majority of these restructurings were completed in fiscal 2001.

In the fourth quarter of 2000, Taco Bell also established a $15 million loan program to assist certain franchisees. All fundings had been advanced by the end of the first quarter of 2001, and the resulting notes receivable are primarily included in Other assets.

We believe that the general improvement in business trends at Taco Bell has helped alleviate financial problems in the Taco Bell franchise system which were due to past downturns in sales. Accordingly, though we continue to monitor this situation, we expect future restructurings of remaining Taco Bell franchise restaurants with financial issues to be less in number and costs than in 2001.

The Company charged expenses of $1 million and $5 million in the second quarter of 2002 and 2001, respectively, and $2 million and $12 million year-to-date in 2002 and 2001, respectively, to ongoing operating profit related to allowances for doubtful Taco Bell franchise and license fee receivables. These costs are reported as franchise and license expenses. On an ongoing basis, we assess our exposure from franchise-related risks, which include estimated uncollectibility of franchise and license receivables, contingent lease liabilities, guarantees to support certain third party financial arrangements of franchisees and potential claims by franchisees. The contingent lease liabilities and guarantees are more fully discussed in the Contingent Liabilities section of Note 13. Although the ultimate impact of these franchise financial issues cannot be predicted with certainty at this time, we have provided for our current estimate of the probable exposure as of June 15, 2002. It is reasonably possible that there will be additional costs; however, these costs are not expected to be material to quarterly or annual results of operations, financial condition or cash flows.

AmeriServe Bankruptcy Reorganization Process

See Note 14 and our 2001 Form 10-K for a discussion of the impact of the AmeriServe Food Distribution, Inc. (“AmeriServe”) bankruptcy reorganization process on the Company.

Worldwide Results of Operations

	12 Weeks Ended			24 Weeks Ended
	6/15/02	6/16/01	% B(W)	6/15/02	6/16/01	% B(W)
System sales(a)	$ 5,458	$5,114	7	$ 10,701	$10,093	6

Revenues
Company sales	$ 1,571	$1,416	11	$ 2,997	$ 2,742	9
Franchise and license fees	196	189	3	384	369	4

Total revenues	$ 1,767	$1,605	10	$ 3,381	$ 3,111	9

Company restaurant margin	$ 262	$ 206	28	$ 485	$ 392	24

% of Company sales	16.7%	14.5%	2.2 ppts .	16.2%	14.3%	1.9 ppts .

Ongoing operating profit	$ 242	$ 193	26	$ 466	$ 373	25
Facility actions net (loss) gain	(10)	18	NM	(19)	16	NM
Unusual items income	9	4	NM	20	2	NM

Operating profit	241	215	13	467	391	20
Interest expense, net	33	37	8	67	76	11
Income tax provision	68	62	(9)	136	111	(23)

Net income	$ 140	$ 116	21	$ 264	$ 204	29

Diluted earnings per share	$ 0.45	$ 0.38	17	$ 0.85	$ 0.68	25

(a)	Represents combined sales of Company, unconsolidated affiliate, franchise and license restaurants.

23

Worldwide Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total
Balance at December 29, 2001	6,435	2,000	19,263	2,791	30,489
New Builds	195	57	254	57	563
Acquisitions(a)	892	38	1,177	—	2,107
Refranchising	(47)	(8)	55	—	—
Closures	(85)	(14)	(270)	(165)	(534)
Other	(8)	—	—	—	(8)

Balance at June 15, 2002	7,382	2,073	20,479	2,683	32,617

% of Total	23%	6%	63%	8%	100%

(a)	Includes units existing at the date of the acquisition of YGR on May 7, 2002.

Worldwide System Sales

System sales increased $344 million or 7% in the quarter and $608 million or 6% year-to-date, after a 1% unfavorable impact from foreign currency translation in the quarter and year-to-date. Excluding the impact of foreign currency translation and the favorable impact of the YGR acquisition, system sales increased 6% in the quarter and year-to-date. The increases resulted from new unit development and same store sales growth, partially offset by store closures.

Worldwide Revenues

Company sales increased $155 million or 11% in the quarter. The impact from foreign currency translation was not significant. Excluding the favorable impact of the YGR acquisition, Company sales increased 8%. The increase was primarily driven by new unit development and same store sales growth. The increase was partially offset by store closures and refranchising.

Franchise and license fees increased $7 million or 3% in the quarter, after a 1% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and the favorable impact of the YGR acquisition, franchise and license fees increased 3%. The increase was driven by new unit development and same store sales growth, partially offset by store closures.

Company sales increased $255 million or 9% year-to-date, after a 1% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and the favorable impact of the YGR acquisition, Company sales increased 8%. The increase was driven by new unit development, same store sales growth and acquisitions of restaurants from franchisees. The increase was partially offset by store closures and refranchising.

Franchise and license fees increased $15 million or 4% year-to-date, after a 1% unfavorable impact from foreign currency translation. The increase was driven by same store sales growth and new unit development, partially offset by store closures.

Worldwide Company Restaurant Margin

	12 Weeks Ended		24 Weeks Ended
	6/15/02	6/16/01	6/15/02	6/16/01
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.7	31.2	30.7	31.1
Payroll and employee benefits	26.9	27.6	27.3	27.7
Occupancy and other operating expenses	25.7	26.7	25.8	26.9

Company restaurant margin	16.7%	14.5%	16.2%	14.3%

Restaurant margin as a percentage of sales increased approximately 220 basis points in the quarter, including the favorable impact of approximately 50 basis points from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). U.S. restaurant margin increased approximately 140 basis points and International restaurant margin increased approximately 390 basis points.

Restaurant margin as a percentage of sales increased approximately 190 basis points year-to-date, including the favorable impact of approximately 50 basis points from the adoption of SFAS 142. U.S. restaurant margin increased approximately 170 basis points and International restaurant margin increased approximately 240 basis points.

Worldwide General and Administrative Expenses

Worldwide general and administrative (“G&A”) expenses increased $25 million or 12% in the quarter and $34 million or 9% year-to-date. Excluding the unfavorable impact of the YGR acquisition, G&A expenses increased 10% in the quarter and 8% year-to-date. The increases were primarily driven by higher compensation-related costs and increased spending on leadership conferences for domestic restaurant general managers and International leadership teams.

Worldwide Franchise and License Expenses

Franchise and license expenses decreased $8 million or 46% in the quarter and $15 million or 43% year-to-date. The decreases were primarily attributable to lower provisions for doubtful franchise and license fee receivables and lower franchise support costs, primarily at Taco Bell. In addition, the decreases were also due to lapping a biennial International franchise convention held in 2001.

Worldwide Other (Income) Expense

	12 Weeks Ended			24 Weeks Ended
	6/15/02	6/16/01	% B(W)	6/15/02	6/16/01	% B(W)
Equity income	$(8)	$(6)	24	$(13)	$(11)	14
Foreign exchange net (gain) loss	—	1	NM	—	2	NM

Other (income) expense	$(8)	$(5)	60	$(13)	$(9)	43

Equity income increased $2 million or 24% in the quarter and $2 million or 14% year-to-date. The increases were primarily driven by the favorable impact from the adoption of SFAS 142.

Worldwide Facility Actions Net Loss (Gain)

We recorded facility actions net loss of $10 million and $19 million for the 12 and 24 weeks ended June 15, 2002, respectively, and facility actions net gain of $18 million and $16 million for the 12 and 24 weeks ended

June 16, 2001, respectively. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 8 for a summary of facility actions net loss (gain).

Worldwide Ongoing Operating Profit

	12 Weeks Ended			24 Weeks Ended
	6/15/02	6/16/01	% B(W)	6/15/02	6/16/01	% B(W)
United States	$ 199	$ 172	16	$ 374	$ 312	20
International	86	58	47	168	132	27
Foreign exchange net gain (loss)	—	(1)	NM	—	(2)	NM
Unallocated and corporate expenses	(43)	(36)	(17)	(76)	(69)	(9)

Ongoing operating profit	$ 242	$ 193	26	$ 466	$ 373	25

Quarter and year-to-date U.S. and International ongoing operating profit are discussed in the respective sections.

Unallocated and corporate expenses increased $7 million or 17% in the quarter and $7 million or 9% year-to-date. The increases were primarily due to higher compensation-related costs.

Worldwide Interest Expense, Net

	12 Weeks Ended			24 Weeks Ended
	6/15/02	6/16/01	% B(W)	6/15/02	6/16/01	% B(W)
Interest expense	$ 35	$ 42	16	$ 70	$ 84	16
Interest income	(2)	(5)	(73)	(3)	(8)	(63)

Interest expense, net	$ 33	$ 37	8	$ 67	$ 76	11

Net interest expense decreased $4 million or 8% in the quarter and $9 million or 11% year-to-date. The decreases in our net interest expense in the quarter and year-to-date were primarily due to a decrease in our average debt balances.

Worldwide Income Taxes

	12 Weeks Ended		24 Weeks Ended
	6/15/02	6/16/01	6/15/02	6/16/01
Reported
Income taxes	$ 68	$ 62	$ 136	$ 111
Effective tax rate	32.6%	34.8%	34.0%	35.2%
Ongoing(a)
Income taxes	$ 66	$ 45	$ 132	$ 98
Effective tax rate	31.8%	28.8%	33.2%	32.8%

(a)	Excludes the effects of facility actions net loss (gain) and unusual items (income) expense. See Note 8 for a discussion of these items.

Beginning in the first quarter of 2002, we changed the methodology we use in allocating taxes between facility actions net loss (gain) and ongoing operating profit. We believe that this revised methodology is more appropriate because of the substantial decline in the magnitude of facility actions net loss (gain) relative to ongoing operating profit in 2002. This change only affects intraperiod allocation of income taxes between facility actions net loss (gain) and ongoing operating profit. Accordingly, it has no effect on net income for the quarter and year-to-date and will have no effect on either net income or the allocation of income taxes between ongoing operating profit and facility actions net loss (gain) for the full year. The impact of this change on our ongoing effective tax rate for the quarter and year-to-date was insignificant.

The increase in our ongoing effective tax rate for the quarter was primarily attributable to timing and mix of earnings in the prior year. The increase in our year-to-date ongoing effective tax rate was primarily attributable to adjustments related to prior years and timing and mix of earnings in the prior year partially offset by a favorable change in certain international tax rates.

Diluted Earnings Per Share

The components of diluted earnings per common share (“EPS”) were as follows:

	12 Weeks Ended(a)		24 Weeks Ended(a)
	6/15/02	6/16/01(b)	6/15/02	6/16/01(b)
Ongoing operating earnings	$ 0.45	$0.36	$ 0.86	$0.66
Facility actions net (loss) gain	(0.02)	0.01	(0.05)	0.02
Unusual items income (expense)	0.02	0.01	0.04	—

Net income	$ 0.45	$0.38	$ 0.85	$0.68

(a)	See Note 6 for the number of shares used in this calculation.

(b)	See Note 3 for a discussion of the pro-forma impact of SFAS 142 on EPS in 2001.

U.S. Results of Operations

	12 Weeks Ended				24 Weeks Ended
	6/15/02	6/16/01	% B(W)		6/15/02	6/16/01	% B(W)
System sales	$3,590	$3,381	6		$7,017	$6,610	6

Revenues
Company sales	$1,069	$ 997	7		$2,079	$1,949	7
Franchise and license fees	131	127	2		255	245	4

Total revenues	$1,200	$1,124	7		$2,334	$2,194	6

Company restaurant margin	$ 181	$ 156	17		$ 340	$ 287	19

% of Company sales	17.0%	15.6%	1.4	ppts.	16.4%	14.7%	1.7	ppts.

Ongoing operating profit	$ 199	$ 172	16		$ 374	$ 312	20

U.S. Restaurant Unit Activity

	Company	Franchisees	Licensees	Total
Balance at December 29, 2001	4,284	12,733	2,545	19,562
New Builds	64	81	55	200
Acquisitions(a)	892	1,005	—	1,897
Refranchising	(39)	39	—	—
Closures	(50)	(148)	(152)	(350)
Other(b)	—	—	(30)	(30)

Balance at June 15, 2002	5,151	13,710	2,418	21,279

% of Total	24%	65%	11%	100%

(a)	Includes units that existed at the date of the acquisition of YGR on May 7, 2002.

(b)	Represents licensee units transferred from U.S. to International.

27

U.S. System Sales

System sales increased $209 million or 6% in the quarter and $407 million or 6% year-to-date. Excluding the favorable impact of the YGR acquisition, system sales increased 4% in the quarter and 5% year-to-date. The increases were due to same store sales growth and new unit development, partially offset by store closures.

U.S. Revenues

Company sales increased $72 million or 7% in the quarter. Excluding the favorable impact of the YGR acquisition, Company sales increased 3%. The increase was driven by new unit development and same store sales growth at Taco Bell and KFC. The increase was partially offset by refranchising and store closures.

For the quarter, blended Company same store sales for KFC, Pizza Hut and Taco Bell were up 3% due to an increase in both transactions and average guest check. Same store sales at Taco Bell increased 8% due to a 4% increase in both transactions and the average guest check. Same store sales at KFC increased 3%, primarily driven by a 2% increase in the average guest check. Same store sales at Pizza Hut decreased 3% due to a 5% decrease in transactions partially offset by an increase in the average guest check.

Franchise and license fees increased $4 million or 2% in the quarter. Excluding the favorable impact of the YGR acquisition, franchise and license fees increased 1%. The increase was driven by same store sales growth and new unit development, partially offset by store closures.

Company sales increased $130 million or 7% year-to-date. Excluding the favorable impact of the YGR acquisition, Company sales increased 5%. The increase was driven by new unit development, same store sales growth at Taco Bell and KFC and acquisitions of restaurants from franchisees. The increase was partially offset by refranchising and store closures.

Year-to-date, blended Company same store sales for KFC, Pizza Hut and Taco Bell were up 4% due to an increase in both transactions and average guest check. Same store sales at Taco Bell increased 8% due to a 4% increase in both transactions and the average guest check. Same store sales at KFC increased 4%, primarily driven by a 3% increase in the average guest check. Same store sales at Pizza Hut were flat. A 3% decrease in transactions was offset by an increase in the average guest check.

Franchise and license fees increased $10 million or 4% year-to-date. Excluding the favorable impact of the YGR acquisition, franchise and license fees increased 3%. The increase was driven by same store sales growth and new unit development, partially offset by store closures.

U.S. Company Restaurant Margin

	12 Weeks Ended		24 Weeks Ended
	6/15/02	6/16/01	6/15/02	6/16/01
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.0	28.6	28.1	28.6
Payroll and employee benefits	30.8	30.8	31.0	30.9
Occupancy and other operating expenses	24.2	25.0	24.5	25.8

Restaurant margin	17.0%	15.6%	16.4%	14.7%

Restaurant margin as a percentage of sales increased approximately 140 basis points in the quarter. The increase includes the favorable impact of approximately 50 basis points from the adoption of SFAS 142. The remaining increase was primarily driven by same store sales growth. The increase was partially offset by higher labor costs, primarily wage rates.

Restaurant margin as a percentage of sales increased approximately 170 basis points year-to-date. The increase includes the favorable impact of approximately 50 basis points from the adoption of SFAS 142. The remaining increase was primarily driven by same store sales growth. The increase was partially offset by higher labor costs, primarily wage rates.

U.S. Ongoing Operating Profit

Ongoing operating profit increased $27 million or 16% in the quarter, including a 3% favorable impact from the adoption of SFAS 142. Excluding the favorable impact from the adoption of SFAS 142 and the YGR acquisition, ongoing operating profit increased 11%. The increase was primarily driven by same store sales growth at Taco Bell and KFC and lower provisions for doubtful franchise and license receivables. The increase was partially offset by higher labor costs and higher G&A expenses. The increase in G&A expenses was driven by increased spending on leadership conferences for restaurant general managers and higher compensation-related costs.

Ongoing operating profit increased $62 million or 20% year-to-date, including a 4% favorable impact from the adoption of SFAS 142. Excluding the favorable impact from the adoption of SFAS 142 and the YGR acquisition, ongoing operating profit increased 15%. The increase was primarily driven by same store sales growth and lower provisions for doubtful franchise and license receivables. The increase was partially offset by higher labor costs and higher G&A expenses. The increase in G&A expenses was driven by higher compensation-related costs and increased spending on leadership conferences for restaurant general managers.

International Results of Operations

	12 Weeks Ended				24 Weeks Ended
	6/15/02	6/16/01	% B(W)		6/15/02	6/16/01	% B(W)
System sales	$1,868	$1,733	8		$3,684	$3,483	6

Revenues
Company sales	$ 502	$ 419	20		$ 918	$ 793	16
Franchise and license fees	65	62	5		129	124	4

Total revenues	$ 567	$ 481	18		$1,047	$ 917	14

Company restaurant margin	$ 81	$ 50	59		$ 145	$ 105	37

% of Company sales	16.0%	12.1%	3.9 pp	ts.	15.7%	13.3%	2.4 pp	ts.

Ongoing operating profit	$ 86	$ 58	47		$ 168	$ 132	27

29

International Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total
Balance at December 29, 2001	2,151	2,000	6,530	246	10,927
New Builds	131	57	173	2	363
Acquisitions(a)	—	38	172	—	210
Refranchising	(8)	(8)	16	—	—
Closures	(35)	(14)	(122)	(13)	(184)
Other(b)	(8)	—	—	30	22

Balance at June 15, 2002	2,231	2,073	6,769	265	11,338

% of Total	20%	18%	60%	2%	100%

(a)	Includes units that existed at the date of the acquisition of YGR on May 7, 2002.

(b)	Primarily represents licensee units transferred from U.S. to International.

International System Sales

System sales increased $135 million or 8% in the quarter, after a 2% unfavorable impact from foreign currency translation. System sales increased $201 million or 6% year-to-date, after a 4% unfavorable impact from foreign currency translation. The increases resulted from new unit development and same store sales growth, partially offset by store closures.

International Revenues

Company sales increased $83 million or 20% in the quarter. The impact from foreign currency translation was not significant. Company sales increased $125 million or 16% year-to-date, after a 1% unfavorable impact from foreign currency translation. The increases were primarily driven by new unit development.

Franchise and license fees increased $3 million or 5% in the quarter, after a 3% unfavorable impact from foreign currency translation. Franchise and license fees increased $5 million or 4% year-to-date, after a 4% unfavorable impact from foreign currency translation. The increases were driven by new unit development and same store sales growth, partially offset by store closures.

International Company Restaurant Margin

	12 Weeks Ended		24 Weeks Ended
	6/15/02	6/16/01	6/15/02	6/16/01
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	36.5	37.4	36.6	37.1
Payroll and employee benefits	18.4	19.9	18.9	20.0
Occupancy and other operating expenses	29.1	30.6	28.8	29.6

Restaurant margin	16.0%	12.1%	15.7%	13.3%

Restaurant margin as a percentage of sales increased approximately 390 basis points in the quarter, including the favorable impact of approximately 60 basis points from the adoption of SFAS 142. The remaining increase was driven by lower restaurant operating costs, primarily food and paper, and same store sales growth. The lower restaurant operating costs also included the favorable impact of the cessation of depreciation expense of approximately $1 million for the Singapore business, which is held for sale.

Restaurant margin as a percentage of sales increased approximately 240 basis points year-to-date, including the favorable impact of approximately 60 basis points from the adoption of SFAS 142. The remaining increase was driven by lower restaurant operating costs, primarily food and paper, and same store sales growth. The lower restaurant operating costs also included the favorable impact of the cessation of depreciation expense of approximately $2 million for the Singapore business, which is held for sale.

International Ongoing Operating Profit

Ongoing operating profit increased $28 million or 47% in the quarter, after a 3% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation and the favorable impact from the adoption of SFAS 142, ongoing operating profit increased 42%. The increase was primarily driven by new unit development, same store sales growth and the favorable impact of lower restaurant operating costs. The increase was partially offset by higher G&A expenses, primarily compensation-related and conference costs.

Ongoing operating profit increased $36 million or 27% year-to-date, after a 4% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation and the favorable impact from the adoption of SFAS 142, ongoing operating profit increased 25%. The increase was primarily driven by new unit development, the favorable impact of lower restaurant operating costs and same store sales growth. The increase was partially offset by higher G&A expenses, primarily compensation-related and conference costs.

Consolidated Cash Flows

Net cash provided by operating activities was $498 million compared to $302 million in 2001. Excluding the impact of the Ameriserve bankruptcy reorganization process, cash provided by operating activities was $470 million versus $211 million in 2001. This increase was primarily driven by improved operating profit and timing of receipts and payments.

Net cash used in investing activities was $529 million versus $210 million in 2001. The increase is primarily due to the acquisition of YGR and higher capital spending in 2002, partially offset by the acquisition of fewer restaurants from franchisees versus 2001.

Net cash provided by financing activities was $87 million versus net cash used by financing activities of $42 million in 2001. The increase in cash provided is primarily due to lower debt repayments and higher proceeds from stock option exercises versus 2001, partially offset by higher stock repurchases in 2002.

Financing Activities

As more fully discussed in Note 9, at June 15, 2002 our primary bank credit agreement was comprised of a senior unsecured Term Loan Facility and a $1.75 billion senior unsecured Revolving Credit Facility, (collectively referred to as the “Existing Credit Facilities”). The Existing Credit Facilities were scheduled to mature on October 2, 2002. At June 15, 2002, we had unused Revolving Credit Facility borrowings available aggregating $1.3 billion, net of outstanding letters of credit of $0.2 billion.

The Existing Credit Facilities subjected us to certain mandatory principal repayment obligations, including prepayment events as defined in the credit agreement. Interest on the Existing Credit Facilities was based principally on the London Interbank Offered Rate (“LIBOR”) plus a variable margin factor; therefore, our borrowing costs fluctuated depending upon the volatility in LIBOR.

On February 22, 2002, we entered into an agreement to amend certain terms of the Existing Credit Facilities. This amendment provided for, among other things, additional flexibility with respect to acquisitions and other investments. In addition, we voluntarily reduced our maximum borrowings under the Revolving Credit Facility from $3.0 billion to $1.75 billion.

On June 25, 2002, we closed on a new $1.4 billion senior unsecured Revolving Credit Facility (the “New Credit Facility”) which replaces the Existing Credit Facilities. The New Credit Facility matures on June 25, 2005. We used the initial borrowings under the New Credit Facility to repay the indebtedness under the Existing Credit Facilities. Accordingly, we have classified amounts due under the Existing Credit Facilities as long-term debt in our Condensed Consolidated Balance Sheet as of June 15, 2002. The interest rate for borrowings under the New Credit Facility will range from 1.00% to 2.00% over LIBOR, or 0.00% to 0.65% over an Alternate Base Rate which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 1%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest is payable at least quarterly.

The New Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains other terms and provisions (including representations, warranties, covenants, conditions and events of default) similar to those set forth in our Existing Credit Facilities. Specifically, the New Credit Facility contains financial covenants, relating to maintenance of leverage and fixed charge coverage ratios. Likewise, the New Credit Facility contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement.

As discussed in Note 2, we assumed approximately $160 million in future rent obligations upon the acquisition of YGR related to certain sale-leaseback agreements entered into by YGR prior to 2001 involving approximately 350 LJS units. As a result of liens held by the buyer/lessor on certain personal property within the units, the agreements have been accounted for as financings and reflected as debt in our Financial Statements. Rental payments under these agreements will be made on a monthly basis through 2019 with an effective interest rate of approximately 11%.

On June 25, 2002, we also issued $400 million of 7.70% Senior Unsecured Notes due July 1, 2012 (the “Notes”) under a shelf registration statement previously filed with the Securities and Exchange Commission, which is more fully discussed in the 2001 Form 10-K. The net proceeds from the issuance of the Notes of approximately $391 million were used to repay indebtedness under the New Credit Facility. Interest is payable January 1 and July 1 of each year, commencing on January 1, 2003.

We use derivative financial instruments, including interest rate swaps, to lower interest expense and manage our exposure to interest rate risk. See our market risk disclosure for further discussion of our interest rate risk.

Consolidated Financial Condition

Assets increased $685 million, or 16%, to $5.1 billion due to the acquisition of YGR. Unallocated purchase price of approximately $515 million related to this acquisition is recorded in Other Assets at June 15, 2002. The decrease in the allowance for doubtful accounts from $77 million to $47 million was primarily the result of recoveries related to the AmeriServe bankruptcy reorganization process (see Note 14) and the write-off of receivables previously fully reserved.

Liabilities increased $393 million, or 9% to $4.7 billion primarily due to additional financing associated with the acquisition of YGR. As discussed in Note 9, the decrease in short-term borrowings of $528 million is primarily the result of the replacement of our Existing Credit Facilities that were to expire in October 2002 with the New Credit Facility that will expire in 2005. The increase in current income taxes payable was primarily the result of a reclassification from other liabilities and deferred credits for taxes that are now expected to be paid within the next twelve months.

Liquidity

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our franchise operations. Franchise operations require us to make a limited investment in operating assets. Typically, our cash flows include a significant amount of discretionary capital spending. Though a decline in revenues could adversely impact our cash flows from operations, we believe our operating cash flows and our ability to adjust discretionary capital spending and borrow funds will allow us to meet our cash requirements for the remainder of 2002 and beyond.

Significant contractual obligations and payments as of June 15, 2002 due by year include:

	Less than 1 Year	1-3 Years	4-5 Years	Thereafter	Total
Long-term debt(a)	$ 2	$355	$ 848	$1,050	$2,255
Short-term borrowings	156	—	—	—	156

Debt excluding capital leases	158	355	848	1,050	2,411
Operating leases(b)	300	517	355	970	2,142
Capital leases(b)	11	24	18	82	135
Franchisee financing
obligations	30	—	—	—	30

Contractual obligations	$499	$896	$1,221	$2,102	$4,718

(a)	Excludes a fair value adjustment of $37 million included in debt as an adjustment related to interest rate swaps that hedge the fair value of a portion of our debt.

(b)	These obligations, which are shown on a nominal basis, relate to operating and capital leases for approximately 4,800 restaurants.

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

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates, principally in the United States. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. These swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the related debt. The notional amount of interest rate swaps did not change during the quarter. During the quarter we entered into treasury locks with notional amounts totaling $250 million. These treasury locks were entered into to hedge the risk of changes in future interest payments attributable to changes in the benchmark interest rate prior to issuance of additional fixed-rate debt. These locks were designated and effective in offsetting the variability in cash flows associated with the future interest payments on a portion of the Notes issued on June 25, 2002 (see Note 9). Thus, the insignificant loss at which these treasury locks were settled will be recognized as an increase to interest expense on the debt through 2011.

At June 15, 2002 and December 29, 2001, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $9 million and $4 million, respectively, in annual income before taxes. The estimated reductions are based upon the unhedged portion of our variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at June 15, 2002 and December 29, 2001 would increase approximately $13 million and decrease approximately $5 million, respectively. The fair value of our Senior Unsecured Notes at June 15, 2002 and December 29, 2001 would decrease approximately $68 million and $72 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International ongoing operating profit constitutes approximately 31% of our year-to-date 2002 ongoing operating profit, excluding unallocated and corporate expenses. In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1 billion as of June 15, 2002. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows.

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

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts outstanding at June 15, 2002 were not significant to the Consolidated Financial Statements. There were no commodity future or option contracts outstanding at December 29, 2001.

Cautionary Statements

From time to time, in both written reports and oral statements, we present “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan” and other similar terminology. These “forward-looking statements” reflect our current expectations regarding future events and operating and financial performance and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and those specific to the industry, and could differ materially from expectations.

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

Independent Accountants’ Review Report

The Board of Directors
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) (formerly TRICON Global Restaurants, Inc.) as of June 15, 2002 and the related condensed consolidated statements of income for the twelve and twenty-four weeks ended June 15, 2002 and June 16, 2001 and the condensed consolidated statements of cash flows for the twenty-four weeks ended June 15, 2002 and June 16, 2001. These condensed consolidated financial statements are the responsibility of YUM’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of YUM as of December 29, 2001, and the related consolidated statements of income, cash flows and shareholders’equity (deficit) and comprehensive income for the year then ended not presented herein; and in our report dated February 7, 2002, except as to Note 12 which is as of February 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2001, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
Louisville, Kentucky
July 19, 2002

PART II – Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of shareholders was held on May 16, 2002. At the meeting, shareholders elected four directors, ratified the appointment of KPMG LLP as our independent auditors, ratified the amendment to our Articles of Incorporation and rejected a shareholder proposal.

Results of the voting in connection with each item were as follows:

(a)	Election of Directors	For	Withheld
	James Dimon	126,582,153	1,155,467
	Massimo Ferragamo	126,582,621	1,154,999
	Thomas M. Ryan	125,682,214	2,055,406
	Robert J. Ulrich	126,578,354	1,159,266

The following directors were not required to stand for re-election at the meeting (the year in which each director’s term expires as indicated in parenthesis):

D. Ronald Daniel (2003), Robert Holland, Jr. (2004), Sidney Kohl (2004), Kenneth G. Langone (2003), David C. Novak (2004), Andrall E. Pearson (2003), Jackie Trujillo (2004) and John L. Weinberg (2003).

		For	Against	Abstain	No Vote
(b)	Ratification of Independent Auditors	122,498,968	5,066,687	171,965	—
(c)	Amended Articles of Incorporation	126,353,079	1,098,035	286,506	—
(d)	Shareholder Proposal	16,063,437	88,526,211	3,875,199	19,272,773

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Index

EXHIBITS

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants’ Acknowledgment)

Exhibit 99	Impact of SFAS 142 for fiscal years ended 2001, 2000 and 1999.

37

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K dated May 1, 2002, attaching our first quarter ended March 23, 2002 earnings release dated April 29, 2002.

We filed a Current Report on Form 8-K dated May 7, 2002, attaching a press release announcing the completion of the acquisition of Yorkshire Global Restaurants, Inc. In addition, the Company announced that its Board of Directors approved a two-for-one stock split on the Company’s outstanding shares of common stock to be effective at the close of business on June 6, 2002. Furthermore, the Company announced it will change its corporate name to YUM! Brands, Inc.

We filed a Current Report on Form 8-K dated May 16, 2002, announcing that shareholders had approved the Registrant’s name change from TRICON Global Restaurants, Inc. to YUM! Brands, Inc.

We filed a Current Report on Form 8-K dated May 22, 2002, reporting our April/May sales. We also reaffirmed our second-quarter and recently increased full-year ongoing operating EPS guidance. We also noted the impact of pending stock split on EPS Guidance.

38

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC. —————————————— (Registrant)

Date: July 29, 2002	/s/ Brent A. Woodford —————————————— Vice President and Controller (Principal Accounting Officer)

39