Form 10-Q
period 2002-09-07
YUM BRANDS INC
filed 2002-10-17
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 7, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ×   No

     The number of shares outstanding of the Registrant's Common Stock as of October 15, 2002 was 295,538,670 shares.

YUM! BRANDS, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data - unaudited)

	12 Weeks Ended		36 Weeks Ended
	9/07/02	9/08/01	9/07/02	9/08/01
Revenues
Company sales	$ 1,705	$ 1,449	$ 4,702	$ 4,191
Franchise and license fees	210	191	594	560

	1,915	1,640	5,296	4,751

Costs and Expenses, net
Company restaurants
Food and paper	517	457	1,438	1,309
Payroll and employee benefits	457	391	1,274	1,152
Occupancy and other operating expenses	450	388	1,224	1,125

	1,424	1,236	3,936	3,586
General and administrative expenses	219	177	616	540
Franchise and license expenses	12	11	31	45
Other (income) expense	(7)	(6)	(20)	(15)
Facility actions net loss (gain)	13	(9)	32	(25)
Unusual items (income) expense	(4)	-	(24)	(2)

Total costs and expenses, net	1,657	1,409	4,571	4,129

Operating Profit	258	231	725	622
Interest expense, net	45	36	112	112

Income Before Income Taxes	213	195	613	510
Income tax provision	66	71	202	182

Net Income	$ 147	$ 124	$ 411	$ 328

Basic Earnings Per Common Share	$ 0.49	$ 0.42	$ 1.39	$ 1.11

Diluted Earnings Per Common Share	$ 0.47	$ 0.40	$ 1.32	$ 1.08

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions - unaudited)

	36 Weeks Ended
	9/07/02	9/08/01
Cash Flows - Operating Activities
Net Income	$ 411	$ 328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244	243
Facility actions net loss (gain)	32	(25)
Unusual items (income) expense	(7)	(6)
Other liabilities and deferred credits	13	(10)
Deferred income taxes	3	(22)
Other non-cash charges and credits, net	21	14
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	34	91
Inventories	12	(5)
Prepaid expenses and other current assets	5	(5)
Accounts payable and other current liabilities	(26)	(55)
Income taxes payable	93	86

Net change in operating working capital	118	112

Net Cash Provided by Operating Activities	835	634

Cash Flows - Investing Activities
Capital spending	(461)	(360)
Proceeds from refranchising of restaurants	67	73
Acquisition of Yorkshire Global Restaurants, Inc.	(275)	-
Acquisition of restaurants from franchisees	(13)	(102)
Short-term investments	(3)	(2)
Sales of property, plant and equipment	33	15
Other, net	2	35

Net Cash Used in Investing Activities	(650)	(341)

Cash Flows - Financing Activities
Proceeds from Senior Unsecured Notes	398	842
Revolving Credit Facility activity, by original maturity
Three months or less, net	79	(872)
Proceeds from long-term debt	-	1
Repayments of long-term debt	(498)	(256)
Short-term borrowings-three months or less, net	(25)	119
Repurchase shares of common stock	(161)	(98)
Employee stock option proceeds	110	32
Other, net	(15)	(10)

Net Cash Used in Financing Activities	(112)	(242)

Effect of Exchange Rate on Cash and Cash Equivalents	3	-

Net Increase in Cash and Cash Equivalents	76	51
Cash and Cash Equivalents - Beginning of Period	110	133

Cash and Cash Equivalents - End of Period	$ 186	$ 184

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	9/07/02	12/29/01
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 186	$ 110
Short-term investments, at cost	39	35
Accounts and notes receivable, less allowance: $46 in 2002 and $77 in 2001	163	175
Inventories	63	56
Assets classified as held for sale	8	44
Prepaid expenses and other current assets	77	92
Deferred income taxes	83	79

Total Current Assets	619	591
Property, plant and equipment, net	2,922	2,737
Goodwill, net	301	59
Intangible assets, net	104	399
Investments in unconsolidated affiliates	219	213
Other assets	993	389

Total Assets	$ 5,158	$ 4,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$ 1,031	$ 995
Income taxes payable	256	114
Short-term borrowings	138	696

Total Current Liabilities	1,425	1,805
Long-term debt	2,317	1,552
Other liabilities and deferred credits	883	927

Total Liabilities	4,625	4,284

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	-	-
Common stock, no par value, 750 shares authorized; 296 shares and 293 shares
issued in 2002 and 2001, respectively	1,095	1,097
Accumulated deficit	(375)	(786)
Accumulated other comprehensive income (loss)	(187)	(207)

Total Shareholders’ Equity	533	104

Total Liabilities and Shareholders’ Equity	$ 5,158	$ 4,388

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)
(Unaudited)

1.	Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 29, 2001 (“2001 Form 10-K”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Financial Statements included in the 2001 Form 10-K.

On May 16, 2002, Tricon Global Restaurants, Inc. changed its name to YUM! Brands, Inc. in order to better reflect our expanding portfolio of brands. In addition, on the same day Tricon Restaurants International changed its name to YUM! Restaurants International.

Our Financial Statements include YUM! Brands, Inc. and its wholly owned subsidiaries (collectively referred to as “YUM” or the “Company”). The Financial Statements include our worldwide operations of KFC, Pizza Hut, Taco Bell and, since May 7, 2002, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”), which were added when we acquired Yorkshire Global Restaurants, Inc. (“YGR”). References to YUM throughout these notes to our Financial Statements are made using the first person notations of “we,” “us” or “our.”

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

In our opinion, the accompanying Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with our 2001 Form 10-K, our financial position as of September 7, 2002, and the results of our operations for the 12 and 36 weeks ended September 7, 2002 and September 8, 2001 and cash flows for the 36 weeks ended September 7, 2002 and September 8, 2001. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

We have reclassified certain items in the accompanying Financial Statements and Notes to the Financial Statements in order to be comparable with the current classifications. These reclassifications had no effect on previously reported net income.

2.	Acquisition of YGR

On May 7, 2002, YUM completed its acquisition of YGR. As of the date of the acquisition, YGR consisted of 742 and 496 company and franchise LJS units, respectively, and 127 and 742 company and franchise A&W units, respectively. In addition, 133 multibranded LJS/A&W restaurants were included in the LJS unit totals. This acquisition was made to facilitate meeting our strategic objective of achieving growth through multi-branding, where two or more of our Concepts are operated in a single restaurant unit.

We paid approximately $275 million in cash and assumed approximately $48 million of bank indebtedness in connection with the acquisition of YGR. The bank indebtedness was paid off prior to the end of the second quarter of 2002. We also assumed approximately $168 million in present value of future rent obligations related to sale-leaseback agreements entered into by YGR prior to 2001 involving approximately 350 LJS units. As a result of liens held by the buyer/lessor on certain personal property within the units, the sale-leaseback agreements have been accounted for as financings and are reflected as debt in our Financial Statements and the related assets remain on our Condensed Consolidated Balance Sheet. This obligation plus approximately $11 million of capital lease obligations assumed have been reflected on our Condensed Consolidated Balance Sheet as of September 7, 2002 as Short-term borrowings ($2 million) and Long-term debt ($177 million).

We have retained a third party valuation expert to assist us in the valuation of assets acquired. We anticipate completion of this valuation and a preliminary purchase price allocation prior to December 28, 2002, the end of our fiscal year. As of September 7, 2002, approximately $523 million of purchase price to be allocated is included in Other assets on the Condensed Consolidated Balance Sheet. Purchase price to be allocated includes the cash paid and liabilities assumed as described in the previous paragraph, as well as a working capital deficit of $21 million assumed upon acquisition. We have estimated the effects of the allocation on earnings in the Condensed Consolidated Statements of Income for the 12 and 36 weeks ended September 7, 2002. We do not believe that completion of the allocation will result in material differences from the estimates included in our Condensed Consolidated Statements of Income.

If the acquisition had been completed as of the beginning of the periods indicated below, pro forma company sales, and franchise and license fees for the 12 weeks ended September 8, 2001, and for the 36 weeks ended September 7, 2002 and September 8, 2001 would have been as follows:

	12 Weeks Ended	36 Weeks Ended
	9/08/01	9/07/02	9/08/01
Company sales	$1,574	$4,911	$4,574
Franchise and license fees	197	603	576

The estimated impact of the acquisition on net income and diluted earnings per share for these periods would not have been material.

The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of each of these periods nor is it necessarily indicative of future results.

3.	Recently Adopted Accounting Pronouncements

Goodwill and Intangible Assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires the use of the purchase method of accounting for all business combinations and modifies the application of the purchase accounting method. SFAS 141 also specifies criteria to be used in determining whether intangible assets acquired in a purchase method business combination must be recognized and reported separately from goodwill. Prior to the adoption of SFAS 141, the Company’s business combinations primarily consisted of acquiring restaurants from our franchisees and have been accounted for using the purchase method of accounting. The primary intangible asset to which we generally allocated value in these business combinations was reacquired franchise rights. We have determined that reacquired franchise rights do not meet the criteria of SFAS 141 to be recognized as an asset apart from goodwill. Accordingly, on December 30, 2001 we reclassified reacquired franchise rights to goodwill in the amount of $241 million, net of related deferred tax liabilities of $53 million.

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

The following table provides a reconciliation of reported net income to adjusted net income as though SFAS 142 had been effective for the 12 and 36 weeks ended September 8, 2001:

	12 Weeks Ended 9/08/01
	Amount	Basic EPS	Diluted EPS
Reported net income	$124	$0.42	$0.40
Add back amortization expense (net of tax):
Goodwill	6	0.02	0.02

Adjusted net income	$130	$0.44	$0.42

	36 Weeks Ended 9/08/01
	Amount	Basic EPS	Diluted EPS
Reported net income	$328	$1.11	$1.08
Add back amortization expense (net of tax):
Goodwill	17	0.06	0.06

Adjusted net income	$345	$1.17	$1.14

The changes in the carrying amount of goodwill on a quarter-to-date and year-to-date basis in 2002 are as follows:

	United States	International	Worldwide
Balance as of June 15, 2002	$ 169	$129	$298
Acquisitions, disposals and other, net	(2)	5	3

Balance as of September 7, 2002(b)	$ 167	$134	$301

	United States	International	Worldwide
Balance as of December 29, 2001	$ 21	$ 38	$ 59
Reclassification of reacquired franchise rights(a)	145	96	241
Acquisitions, disposals and other, net	1	-	1

Balance as of September 7, 2002(b)	$167	$134	$301

(a)	Amounts reported net of deferred tax liabilities of $27 million for the U.S. and $26 million for International.
(b)	Balances do not include any goodwill that will be recorded upon the completion of the YGR purchase price allocation.

Indefinite-lived intangible assets as of September 7, 2002 totaled $31 million and consisted of acquired trademarks. Amortizable intangible assets at September 7, 2002 totaled $73 million, net of accumulated amortization of $76 million, and consisted primarily of franchise contract rights. Amortization expense for the 12 and 36 weeks ended September 7, 2002 was approximately $1 million and $3 million, respectively. On an annual basis, amortization expense will approximate $4 million for each of the next five years. This amount excludes amortization of any intangibles that might be established in connection with the acquisition of YGR.

Impairment or Disposal of Long-Lived Assets

Effective December 30, 2001, the Company adopted SFAS No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 retained many of the fundamental provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), but resolved certain implementation issues associated with that Statement. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated results of operations.

SFAS 144 also requires the results of operations of a component entity that is classified as held for sale or has been disposed of be reported as discontinued operations in the Condensed Consolidated Statements of Income if certain conditions are met. These conditions include elimination of the operations and cash flows of the component entity from the ongoing operations of the Company and no significant continuing involvement by the Company in the operations of the component entity after the disposal transaction. The results of operations of stores meeting both these conditions that were disposed of in the 12 and 36 weeks ended September 7, 2002 or classified as held for sale at September 7, 2002 were not material for the 12 and 36 weeks ended September 7, 2002 or September 8, 2001.

4.	New Accounting Pronouncements Not Yet Adopted

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which will be effective for the Company beginning fiscal year 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have not yet determined the impact of adopting SFAS 143 on the Company’s Financial Statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Costs addressed by SFAS 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities, and costs to relocate employees. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our consolidated results of operations, cash flows or financial position.

5.	Two-for-One Common Stock Split

On May 7, 2002, the Company announced that its Board of Directors approved a two-for-one split of the Company's outstanding shares of Common Stock. The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on June 6, 2002 to receive one share for every outstanding share of Common Stock held on the record date. The stock dividend was distributed on June 17, 2002, with approximately 149 million shares of common stock distributed. All per share and share amounts in the accompanying Financial Statements and Notes to the Financial Statements have been adjusted to reflect the stock split.

6.	Earnings Per Common Share (“EPS”)

	12 Weeks Ended		36 Weeks Ended
	9/07/02	9/08/01	9/07/02	9/08/01
Net income	$ 147	$ 124	$ 411	$ 328

Basic EPS
Weighted-average common shares outstanding	297	294	296	294

Basic EPS	$ 0.49	$ 0.42	$ 1.39	$ 1.11

Diluted EPS
Weighted-average common shares outstanding	297	294	296	294
Shares assumed issued on exercise of dilutive share
equivalents	55	54	58	54
Shares assumed purchased with proceeds of dilutive share
equivalents	(40)	(42)	(42)	(44)

Shares applicable to diluted earnings	312	306	312	304

Diluted EPS	$ 0.47	$ 0.40	$ 1.32	$ 1.08

Unexercised employee stock options to purchase approximately 1 million shares of our Common Stock for both the 12 and 36 weeks ended September 7, 2002 were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the 12 and 36 weeks ended September 7, 2002.

Unexercised employee stock options to purchase approximately 6.3 million and 7.0 million shares of our Common Stock for the 12 and 36 weeks ended September 8, 2001, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price for our Common Stock during the 12 and 36 weeks ended September 8, 2001.

During the 36 weeks ended September 7, 2002, we granted employee stock options to purchase approximately 6.5 million shares of our Common Stock at an exercise price equal to the average market price on the date of grant. The weighted-average exercise price of these options was approximately $25 per share.

7.	Comprehensive Income

Comprehensive income was as follows:

	12 Weeks Ended		36 Weeks Ended
	9/07/02	9/08/01	9/07/02	9/08/01
Net income	$147	$ 124	$ 411	$ 328
Foreign currency translation adjustment arising during
the period	24	(3)	19	(8)
Foreign currency translation adjustment included
in net income	1	-	1	3
Changes in fair value of derivatives	-	2	(9)	7
Reclassification of derivative (gains) losses to net
income	2	(2)	9	(7)

Total comprehensive income	$174	$ 121	$ 431	$ 323

8.	Items Affecting Comparability of Net Income

Facility Actions Net Loss (Gain)

Facility actions net loss (gain) consists of the following three components:

  Refranchising net (gains) losses;
  Store closure costs; and
  Impairment of long-lived assets for stores we intend to continue to use in the business and stores we intend to close.

The following table summarizes the impact of facility actions net loss (gain):

	12 Weeks Ended 9/07/02
	U.S.	International	Worldwide
Refranchising net (gains) losses(a)	$ -	$ (3)	$ (3)
Store closure costs	4	-	4
Store impairment charges(b)	2	10	12

Facility actions net loss (gain)	$ 6	$ 7	$ 13

	12 Weeks Ended 9/08/01
	U.S.	International	Worldwide
Refranchising net (gains) losses (a)	$(13)	$(1)	$(14)
Store closure costs	3	1	4
Store impairment charges	1	-	1

Facility actions net loss (gain)	$(9)	$ -	$(9)

	36 Weeks Ended 9/07/02
	U.S.	International	Worldwide
Refranchising net (gains) losses (a)	$(4)	$(5)	$(9)
Store closure costs	13	4	17
Store impairment charges(b)	10	14	24

Facility actions net loss (gain)	$ 19	$ 13	$ 32

	36 Weeks Ended 9/08/01
	U.S.	International	Worldwide
Refranchising net (gains) losses (a)	$(42)	$(7)	$(49)
Store closure costs	9	1	10
Store impairment charges	8	6	14

Facility actions net loss (gain)	$(25)	$ -	$(25)

(a)

Includes initial franchise fees of $4 million and $3 million for the 12 weeks ended September 7, 2002 and September 8, 2001, respectively, and $5 million and $6 million for the 36 weeks ended September 7, 2002 and September 8, 2001, respectively.

(b)

Store impairment charges for the International segment for the 12 and 36 weeks ended September 7, 2002 primarily includes the impairment of our Pizza Hut Germany market which we anticipate refranchising. Pizza Hut Germany does not yet meet the SFAS 144 criteria to be held for sale.

The following table summarizes the carrying values of the major classes of assets held for sale at September 7, 2002 and December 29, 2001. The carrying values of liabilities held for sale at September 7, 2002 and December 29, 2001 were not significant. Carrying values at September 7, 2002 primarily represent land on which we previously operated restaurants. The carrying values in International at December 29, 2001 principally include our Singapore business, which we sold during the third quarter at a price approximately equal to its carrying value.

	September 7, 2002
	U.S.	International	Worldwide
Property, plant and equipment, net	$6	$1	$7
Other assets	-	1	1

Assets classified as held for sale	$6	$2	$8

	December 29, 2001
	U.S.	International	Worldwide
Property, plant and equipment, net	$8	$32	$40
Other assets	-	4	4

Assets classified as held for sale	$8	$36	$44

The following table summarizes Company sales and restaurant profit related to stores held for sale at September 7, 2002 or disposed of through refranchising or closure during 2002 and 2001. As discussed in Note 3, the operations of such stores classified as held for sale as of September 7, 2002 or disposed of in the 12 and 36 weeks ended September 7, 2002 which meet the conditions of SFAS 144 for reporting as discontinued operations were not material. Restaurant profit represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses.

	12 Weeks Ended		36 Weeks Ended
	9/07/02	9/08/01	9/07/02	9/08/01
Stores held for sale at September 7, 2002:
Sales	$ 2	$ 2	$ 6	$ 6
Restaurant profit	-	-	1	1
Stores disposed of in 2002 and 2001:
Sales	$12	$77	$83	$277
Restaurant profit	2	6	11	23

Unusual Items

Unusual items income of $4 million and $24 million in the third quarter and year-to-date of 2002, respectively, primarily resulted from recoveries related to the AmeriServe Food Distribution Inc. (“AmeriServe”) bankruptcy reorganization process partially offset by costs to defend certain wage and hour litigation, and integration costs related to the acquisition of YGR.

9.	Debt

On June 25, 2002, we closed on a new $1.4 billion senior unsecured Revolving Credit Facility (the “New Credit Facility”). The New Credit Facility replaced the existing bank credit agreement which was comprised of a senior unsecured Term Loan Facility and a $1.75 billion senior unsecured Revolving Credit Facility (collectively referred to as the “Old Credit Facilities”) that were scheduled to mature on October 2, 2002. The

New Credit Facility matures on June 25, 2005. We used the initial borrowings under the New Credit Facility to repay the indebtedness under the Old Credit Facilities.

The New Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains other terms and provisions (including representations, warranties, covenants, conditions and events of default) similar to those set forth in the Old Credit Facilities. Specifically, the New Credit Facility contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The New Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement.

At September 7, 2002, our unused New Credit Facility totaled $1.0 billion, net of outstanding letters of credit of $0.2 billion. The interest rate for borrowings under the New Credit Facility ranges from 1.00% to 2.00% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.65% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 1%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. At September 7, 2002, the weighted average contractual interest rate on borrowings outstanding under the New Credit Facility was 2.9%. Interest is payable at least quarterly.

During the third quarter, we capitalized debt issuance costs of approximately $9 million related to the New Credit Facility. These costs will be amortized into interest expense over the life of the New Credit Facility.

On June 25, 2002, we also issued $400 million of 7.70% Senior Unsecured Notes due July 1, 2012 (the “Notes”) under a shelf registration statement previously filed with the Securities and Exchange Commission, which is more fully discussed in the 2001 Form 10-K. The net proceeds from the issuance of the Notes were used to repay indebtedness under the New Credit Facility. Interest is payable January 1 and July 1 of each year, commencing on January 1, 2003. We capitalized debt issuance costs of approximately $5 million related to the Notes during the quarter.

As discussed in Note 2, upon the acquisition of YGR, we assumed approximately $168 million in present value of future rent obligations related to certain sale-leaseback agreements entered into by YGR prior to 2001 involving approximately 350 LJS units. As a result of liens held by the buyer/lessor on certain personal property within the units, the sale-leaseback agreements have been accounted for as financings and are reflected as debt in our Financial Statements as of September 7, 2002. Rental payments made under these agreements will be made on a monthly basis through 2019 with an effective interest rate of approximately 11%.

The annual maturities of long-term debt as of September 7, 2002, excluding capital lease obligations of $85 million and derivative instrument adjustments of $45 million, are as follows:

Period ended September 7:
2003	$ 2
2004	3
2005	526
2006	204
2007	4
Thereafter	1,456

Total	$2,195

Interest expense on short-term borrowings and long-term debt was $48 million and $118 million for the 12 and 36 weeks ended September 7, 2002, respectively, and $39 million and $123 million for the 12 and 36 weeks ended September 8, 2001, respectively.

10.	Reportable Operating Segments

	Revenues
	12 Weeks Ended		36 Weeks Ended
	9/07/02	9/08/01	9/07/02	9/08/01
United States	$1,322	$1,126	$3,656	$3,320
International	593	514	1,640	1,431

	$1,915	$1,640	$5,296	$4,751

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	12 Weeks Ended		36 Weeks Ended
	9/07/02	9/08/01	9/07/02	9/08/01
United States	$ 211	$ 171	$ 585	$ 483
International	100	82	268	214
Unallocated and corporate expenses	(43)	(31)	(119)	(100)
Unallocated other income (expense)	(1)	-	(1)	(2)
Facility actions net (loss) gain	(13)	9	(32)	25
Unusual items income	4	-	24	2

Total operating profit	258	231	725	622
Interest expense, net	(45)	(36)	(112)	(112)

Income before income taxes	$ 213	$ 195	$ 613	$ 510

	Identifiable Assets
	9/07/02	12/29/01
United States	$3,136	$2,489
International	1,679	1,593
Corporate(a)	343	306

	$5,158	$4,388

	Long-Lived Assets(b)
	9/07/02	12/29/01
United States	$2,282	$2,195
International	1,020	955
Corporate	25	45

	$3,327	$3,195

(a)	Primarily includes deferred tax assets, fair value of derivative instruments and Property, Plant and Equipment, net, (principally related to our office facilities).
(b)	Includes Property, Plant and Equipment, net; Goodwill, net; and Intangible Assets, net.

11.	Share Repurchase Program

In February 2001, our Board of Directors authorized a share repurchase program. This program authorizes us to repurchase, through February 14, 2003, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. During the 36 weeks ended September 7, 2002, we repurchased approximately 5.3 million shares for approximately $161 million at an average price per share of approximately $30. During the 36 weeks ended September 8, 2001, we repurchased approximately 4.7 million shares for approximately $98 million at an average share price of approximately $21. At September 7, 2002, approximately $39 million remained available for repurchases under this program. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions, at the discretion of the Company.

12.	Supplemental Cash Flow Data

	36 Weeks Ended
	9/07/02	9/08/01
Cash Paid for:
Interest	$ 83	$94
Income taxes	111	67
Significant Non-Cash Investing and Financing Activities:
Assumption of debt and capital leases related to the acquisition of YGR	$227	$ -
Assumption of negative working capital related to the acquisition of YGR	21	-
Contribution of non-cash net assets to an unconsolidated affiliate	-	21
Capital lease obligations incurred to acquire assets	8	14
Assumption of liabilities in connection with an acquisition	-	36
Fair market value of assets received in connection with a non-cash
acquisition	-	9

13.	Commitments and Contingencies

Contingent Liabilities

We were directly or indirectly contingently liable in the amounts of $354 million and $353 million at September 7, 2002 and December 29, 2001, respectively, for certain lease assignments and guarantees. At September 7, 2002, $281 million represented contingent liabilities to lessors arising from (a) assigning our interest in and obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases. The $281 million represented the present value of the minimum payments pursuant to the assigned leases, excluding any renewal option periods, discounted at our pre-tax cost of debt. On a nominal basis, the contingent liability resulting from the assigned leases is $399 million.

The contingent liabilities also include guarantees of approximately $32.4 million to support financial arrangements of certain franchisees, including partial guarantees of franchisee loan pools related primarily to the Company’s refranchising programs. The total loans outstanding under these loan pools were approximately $161 million at September 7, 2002. In support of these guarantees, we have posted $32.4 million of letters of credit. We also provide a standby letter of credit under which we could potentially be required to fund a portion (up to $25 million) of one of the franchisee loan pools. Any funding under the guarantees or letters of credit would be secured by franchisee loan collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to refranchising (gains) losses.

The remaining contingent liabilities of $40 million represent the outstanding balance of financial arrangements of certain unconsolidated affiliates and third parties for which we have provided guarantees. These financial arrangements primarily include lines of credit, loans and letters of credit. If all such lines of credit and letters of credit were fully drawn down, the maximum contingent liability under these arrangements would be approximately $47 million as of September 7, 2002.

Insurance Programs

We are currently self-insured for a portion of our current and prior years’ workers’ compensation, general liability and automobile liability losses (collectively, “casualty losses”) as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to certain maximum per occurrence or aggregate loss limits negotiated with our insurance carriers, or to fully insure those risks. Since our October 6, 1997 spin-off from PepsiCo, Inc. (“PepsiCo”) (the “Spin-off”), we have elected to retain the risks subject to certain insured limitations. Since August 1999, we have bundled our risks for casualty losses, property losses and various other insurable risks into one pool with a single self-insured retention and purchased reinsurance coverage up to a specified limit that is significantly above our actuarially determined probable losses. We are self-insured for losses in excess of the reinsurance limit. We believe the likelihood of losses exceeding the reinsurance limit is remote. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for property and casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by independent actuaries.

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

Change of Control Severance Agreements

In September 2000, the Compensation Committee of the Board of Directors approved renewing severance agreements with certain key executives (the “Agreements”). These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive in a lump sum, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of September 7, 2002, payments of approximately $31 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. (“Bravo”), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to “cure” the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell has paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A trial date of November 2, 1999 was set. However, on November 1, 1999, the Court issued a proposed order postponing the trial and establishing a pre-trial claims process. The final order regarding the claims process was entered on January 14, 2000. Taco Bell moved for certification of an immediate appeal of the Court-ordered claims process and requested a stay of the proceedings. This motion was denied on February 8, 2000. Taco Bell appealed this decision to the Supreme Court of Oregon and the Court denied Taco Bell’s Writ of Mandamus on March 21, 2000. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. The Court ordered pre-trial claims process went forward, and hearings to determine potential damages were held for claimants employed or previously employed in four selected Taco Bell units. After the initial hearings relating to these four units, the damage claims hearings were discontinued. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. In April 2002, a jury trial to determine the damages of 93 of those claimants found that Taco Bell failed to pay for certain meal breaks and/or off-the-clock work for 86 of the 93 claimants. However, the total amount of hours awarded by the jury was substantially less than that sought by the claimants. In July and September 2002, the court ruled on several post-trial motions, including fixing the total number of potential claimants at 1,031 (including the 93 claimants for which damages have already been determined) and holding that claimants who prevail are entitled to prejudgment interest and penalty wages. The court has indicated that it will likely schedule a damages trial for the remaining 938 claimants sometime in 2003. Taco Bell intends to appeal the April 2002 damages verdict, as well as the March 2001 liability verdict.

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

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. (“Wrench”) was filed in the United States District Court for the Western District of Michigan. The lawsuit alleges that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. Plaintiffs seek to recover monetary damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit (the “Court of Appeals”), and oral arguments were held on September 20, 2000. On July 6, 2001, the Court of Appeals reversed the District Court’s judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case has now officially been returned to the District Court, where the Wrench plaintiffs will be allowed to bring their claims to trial. The trial is currently scheduled to begin on March 4, 2003.

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

The Separation Agreements provided for, among other things, our assumption of all liabilities relating to the restaurant businesses, including California Pizza Kitchen, Chevys Mexican Restaurant, D’Angelo’s Sandwich Shops, East Side Mario’s and Hot ’n Now (collectively the “Non-core Businesses”, which were disposed of in 1997), and our indemnification of PepsiCo with respect to these liabilities. These liabilities were not significant as of September 7, 2002.

In addition, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of September 7, 2002, PepsiCo remains liable for approximately $81 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through September 7, 2002, there have not been any determinations made by PepsiCo where we would have reached a different determination.

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

14.	AmeriServe Bankruptcy Reorganization Process

AmeriServe was the principal distributor of food and paper supplies to our stores when it filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2000. A plan of reorganization for AmeriServe (the “POR”) was approved on November 28, 2000, which resulted in, among other things, the assumption of our distribution agreement, subject to certain amendments, by McLane Company, Inc.

During the AmeriServe bankruptcy reorganization process, we took a number of actions to ensure continued supply to our system. Those actions resulted in a cumulative net unusual items expense of $149 million through December 29, 2001, which was principally recorded in the year ended December 30, 2000.

Under the POR we are entitled to the proceeds from certain residual assets and preference claims of the estate which are generally recorded as unusual items income when they are realized. For the 12 and 36 weeks ended September 7, 2002, we recorded $7 million and $31 million of net recoveries under the POR as unusual items income.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Introduction

On May 16, 2002, Tricon Global Restaurants, Inc. changed its name to YUM! Brands, Inc. in order to better reflect our expanding portfolio of brands. In addition, on the same day Tricon Restaurants International changed its name to YUM! Restaurants International.

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM,” or the “Company”) is comprised of the worldwide operations of A&W All-American Food Restaurants (“A&W”), KFC, Long John Silver’s (“LJS”), Pizza Hut and Taco Bell (the “Concepts”). LJS and A&W were added when we acquired Yorkshire Global Restaurants, Inc. (“YGR”) on May 7, 2002. We are the world’s largest quick service restaurant (“QSR”) company based on the number of system units. The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Statements and our annual report on Form 10-K for the fiscal year ended December 29, 2001 (“2001 Form 10-K”). All Note references herein refer to the accompanying notes to the Financial Statements.

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

All references to per share and share amounts in the following MD&A have been adjusted to reflect the two-for-one common stock split distributed on June 17, 2002 to shareholders of record as of June 6, 2002.

New Accounting Pronouncements Not Yet Adopted

See Note 4.

Significant Known Events, Trends or Uncertainties Expected to Impact 2002 Comparisons with 2001

The following factors impacted comparability of operating performance for the quarter and year-to-date ended September 7, 2002 to the quarter and year-to-date ended September 8, 2001 or could impact comparisons for the remainder of 2002. Certain of these factors were previously discussed in our 2001 Form 10-K.

Acquisition

On May 7, 2002, the Company completed its acquisition of YGR, the parent company of LJS and A&W. See Note 2 for a discussion of the acquisition.

As of the date of the acquisition, YGR consisted of 742 and 496 company and franchise LJS units, respectively, and 127 and 742 company and franchise A&W units, respectively. In addition, 133 multibranded LJS/A&W restaurants were included in the LJS unit totals. We expect the acquisition of YGR to increase full year 2002 worldwide revenues and ongoing operating profit by approximately 5% and 2%, respectively. Except as discussed in certain sections of MD&A, the impact of the acquisition on our results of operations in the quarter and year-to-date was not significant.

Unusual Items

We had unusual items income of $4 million in the third quarter of 2002, and unusual items income of $24 million and $2 million year-to-date for 2002 and 2001, respectively. See Note 8 for a discussion of our unusual items (income) expense.

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

The following table summarizes our refranchising activities:

	12 Weeks Ended		36 Weeks Ended
	9/07/02	9/08/01	9/07/02	9/08/01
Number of units refranchised	94	37	141	193
Refranchising proceeds, pre-tax	$43	$11	$ 67	$ 73
Refranchising gains (losses), pre-tax(a)	$ 3	$14	$ 9	$ 49

(a)	Includes $12 million of previously deferred refranchising gains for the 12 and 36 weeks ended September 8, 2001.

In addition to our refranchising program, we have been closing restaurants over the past several years. Restaurants closed include poor performing restaurants, restaurants that are relocated to a new site within the same trade area or U.S. Pizza Hut delivery units consolidated with a new or existing dine-in traditional store within the same trade area.

The following table summarizes Company store closure activities:

	12 Weeks Ended		36 Weeks Ended
	9/07/02	9/08/01	9/07/02	9/08/01
Number of units closed	58	67	143	168
Store closure costs	$ 4	$ 4	$ 17	$ 10
Impairment charges for stores to be closed	$ 3	$ 1	$ 6	$ 5

The impact on ongoing operating profit arising from refranchising and Company store closures is the net of (a) the estimated reduction in Company sales, restaurant profit and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2001 and are no longer operated by us as of September 7, 2002.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

	12 Weeks Ended 9/07/02
	U.S.	International	Worldwide
Reduced sales	$(46)	$(26)	$(72)
Increased franchise fees	1	1	2

Reduction in total revenues	$(45)	$(25)	$(70)

	36 Weeks Ended 9/07/02
	U.S.	International	Worldwide
Reduced sales	$(160)	$(50)	$(210)
Increased franchise fees	3	2	5

Reduction in total revenues	$(157)	$(48)	$(205)

The following table summarizes the estimated impact on ongoing operating profit of refranchising and Company store closures:

	12 Weeks Ended 9/07/02
	U.S.	International	Worldwide
Decreased restaurant margin	$(4)	$(1)	$(5)
Increased franchise fees	1	1	2
Decreased G&A	-	1	1

Decrease in ongoing operating profit	$(3)	$ 1	$(2)

	36 Weeks Ended 9/07/02
	U.S.	International	Worldwide
Decreased restaurant margin	$(16)	$(2)	$(18)
Increased franchise fees	3	2	5
Decreased G&A	1	1	2

Decrease in ongoing operating profit	$(12)	$ 1	$(11)

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

Since 2000, certain of our franchise operators, principally in the Taco Bell system have experienced varying degrees of financial problems. Through September 30, 2002, restructurings have been completed for approximately 1,580 Taco Bell franchise restaurants. In connection with these restructurings, Taco Bell has acquired 144 restaurants for approximately $73 million. In addition to these acquisitions, Taco Bell has purchased 47 restaurants from franchisees for approximately $25 million and simultaneously leased the restaurants back to these franchisees under long-term leases. As part of the restructurings, Taco Bell committed to fund approximately $39 million of future franchise capital expenditures, principally through leasing arrangements, approximately $10 million of which has been spent to date.

In the fourth quarter of 2000, Taco Bell also established a $15 million loan program to assist certain franchisees. All fundings had been advanced by the end of the first quarter of 2001, and the resulting notes receivable are primarily included in Other assets.

We believe that the general improvement in business trends at Taco Bell has helped alleviate financial problems in the Taco Bell franchise system which were due to past downturns in sales. As described in the U.S. revenues section, Company same-store sales growth at Taco Bell has increased 9% during 2002. Company same-store sales growth at Taco Bell also increased 8% in the fourth quarter of 2001. Generally, franchisees have experienced similar growth over these time frames. Accordingly, though we continue to monitor this situation, we expect the cost of restructurings of Taco Bell franchise restaurants to be less in 2002 than in 2001.

The Company charged expenses of $1 million and $3 million in the third quarter of 2002 and 2001, respectively, and $3 million and $16 million year-to-date in 2002 and 2001, respectively, to ongoing operating profit related to allowances for doubtful Taco Bell franchise and license fee receivables. These costs are reported as franchise and license expenses. On an ongoing basis, we assess our exposure from franchise-related risks, which include estimated uncollectibility of franchise and license receivables, contingent lease liabilities, guarantees to support third party financial arrangements of franchisees and potential claims by franchisees. The contingent lease liabilities and guarantees are more fully discussed in the Contingent Liabilities section of Note 13. Although the ultimate impact of these franchise financial issues cannot be predicted with certainty at this time, we have provided for our current estimate of the probable exposure as of September 7, 2002. It is reasonably possible that there will be additional costs; however, these costs are not expected to be material to quarterly or annual results of operations, financial condition or cash flows.

AmeriServe Bankruptcy Reorganization Process

See Note 14 and our 2001 Form 10-K for a discussion of the impact of the AmeriServe Food Distribution, Inc. (“AmeriServe”) bankruptcy reorganization process on the Company.

Pension Plan Funded Status

Certain of our employees are covered under noncontributory defined benefit pension plans. The most significant of these plans was amended in 2001 such that employees hired after September 30, 2001 are no longer eligible to participate. As disclosed in our 2001 Form 10-K, as of our 2001 measurement date, these plans had a projected benefit obligation of $420 million and a fair value of plan assets of $291 million. As a result of the overall decline in market interest rates, we will use a lower discount rate to measure our projected benefit obligation as of our 2002 measurement date. This will result in an increase to our projected benefit obligation. At the same time, stock market declines have reduced the fair value of our plan assets. As a result of the higher projected benefit obligation, and, to a lesser degree, the decline in the fair value of our plan assets, we expect our pension plan underfunding to increase as of our 2002 measurement date. Though we have not yet determined the exact amount of such underfunding, we currently estimate the amount of underfunding will increase approximately $100 million. We do not believe the underfunded status of the pension plan will materially affect our results of operations, financial position or cash flows and have incorporated the estimated future impact into our financial projections and plans. Moreover, given the sensitivity of the projected benefit obligation to changes in discount rates, future increases in market interest rates may significantly reduce our pension plan underfunding.

Additionally, as a result of the underfunded status of the plan, we will likely be required to record a charge to shareholders’ equity. As previously disclosed, as of our 2001 measurement date we had recorded a charge of $38 million to equity. Although we have not yet determined the exact amount of the additional charge we will record in 2002, we anticipate that it will be less than the increase in the underfunding. By comparison, our shareholders’ equity has increased by more than $400 million during the 36 weeks ended September 7, 2002.

In response to recent stock market performance, we lowered our expected return on plan assets from 10.0% to 8.5% for purposes of determining our 2002 pension expense. The impact of this assumption change will increase our 2002 pension expense by approximately $5 million. We have recorded a pro-rata portion of this expense through September 7, 2002.

Worldwide Results of Operations

	12 Weeks Ended				36 Weeks Ended
	9/07/02	9/08/01	% B(W)		9/07/02	9/08/01	% B(W)
Revenues
Company sales	$ 1,705	$1,449	18		$ 4,702	$4,191	12
Franchise and license fees	210	191	11		594	560	6

Total revenues	$ 1,915	$1,640	17		$ 5,296	$4,751	11

Company restaurant margin	$ 281	$ 213	31		$ 766	$ 605	26

% of Company sales	16.4%	14.7%	1.7	ppts.	16.3%	14.4%	1.9	ppts.

Ongoing operating profit	$ 267	$ 222	20		$ 733	$ 595	23
Facility actions net (loss) gain	(13)	9	NM		(32)	25	NM
Unusual items income	4	-	NM		24	2	NM

Operating profit	258	231	11		725	622	17
Interest expense, net	45	36	(23)		112	112	-
Income tax provision	66	71	7		202	182	(11)

Net income	$ 147	$ 124	19		$ 411	$ 328	25

Diluted earnings per share(a)	$ 0.47	$ 0.40	16		$ 1.32	$ 1.08	22

(a)	See Note 6 for the number of shares used in this calculation. See Note 3 for a discussion of the pro-forma impact of SFAS 142 on diluted earnings per common share (“EPS”) in 2001.

Worldwide Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total
Balance at December 29, 2001	6,435	2,000	19,263	2,791	30,489
New Builds	316	87	444	89	936
Acquisitions(a)	902	38	1,167	-	2,107
Refranchising	(141)	(11)	152	-	-
Closures	(143)	(26)	(418)	(259)	(846)
Other	(8)	3	3	-	(2)

Balance at September 7, 2002	7,361	2,091	20,611	2,621	32,684

% of Total	23%	6%	63%	8%	100%

(a)	Includes units that existed at the date of the acquisition of YGR on May 7, 2002.

Worldwide System Sales

System sales represents the combined sales of Company, unconsolidated affiliates, franchise and license restaurants. Sales of unconsolidated affiliates and franchise and license restaurants result in franchise and license fees for us but are not included in the Company sales figure we present on the Condensed Consolidated Statements of Income. However, we believe that system sales is useful to investors as a significant indicator of our Concepts’ market share and the overall strength of our business as it incorporates all of our revenue drivers, company and franchise same store sales as well as net unit development.

	12 Weeks Ended			36 Weeks Ended
	9/07/02	9/08/01	% B/(W)	9/07/02	9/08/01	% B/(W)
System Sales	$5,930	$5,267	13	$16,631	$15,360	8

System sales increased $663 million or 13% in the quarter, after a 1% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, system sales increased 6%. The increase resulted from new unit development and same store sales growth, partially offset by store closures.

System sales increased $1,271 million or 8% year-to-date, after a 1% unfavorable impact from foreign currency translation. Excluding the impact from foreign currency translation and the favorable impact of the YGR acquisition, system sales increased 6%. The increase resulted from new unit development and same store sales growth, partially offset by store closures.

Worldwide Revenues

Company sales increased $256 million or 18% in the quarter, after a 1% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, Company sales increased 7%. The increase resulted from new unit development and same store sales growth. The increase was partially offset by store closures and refranchising.

Franchise and license fees increased $19 million or 11% in the quarter, after a 1% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, franchise and license fees increased 6%. The increase was driven by same store sales growth and new unit development, partially offset by store closures.

Company sales increased $511 million or 12% year-to-date. The impact from foreign currency translation was not significant. Excluding the favorable impact of the YGR acquisition, Company sales increased 8%. The increase resulted from new unit development and same store sales growth. The increase was partially offset by store closures and refranchising.

Franchise and license fees increased $34 million or 6% year-to-date, after a 1% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation and the favorable impact of the YGR acquisition, franchise and license fees increased 5%. The increase was driven by same store sales growth and new unit development, partially offset by store closures.

Worldwide Company Restaurant Margin

	12 Weeks Ended		36 Weeks Ended
	9/07/02	9/08/01	9/07/02	9/08/01
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.3	31.6	30.6	31.2
Payroll and employee benefits	26.8	27.0	27.1	27.5
Occupancy and other operating expenses	26.5	26.7	26.0	26.9

Company restaurant margin	16.4%	14.7%	16.3%	14.4%

Restaurant margin as a percentage of sales increased approximately 170 basis points in the quarter. The increase included the favorable impact of approximately 50 basis points from the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), partially offset by the unfavorable impact of approximately 40 basis points from the YGR acquisition. U.S. restaurant margin increased approximately 140 basis points and International restaurant margin increased approximately 240 basis points.

Restaurant margin as a percentage of sales increased approximately 190 basis points year-to-date. The increase included the favorable impact of approximately 50 basis points from the adoption of SFAS 142, partially offset by the unfavorable impact of approximately 20 basis points from the YGR acquisition. U.S. restaurant margin increased approximately 160 basis points and International restaurant margin increased approximately 250 basis points.

Worldwide General and Administrative Expenses

Worldwide general and administrative (“G&A”) expenses increased $42 million or 25% in the quarter and $76 million or 14% year-to-date. Excluding the unfavorable impact of the YGR acquisition, G&A expenses increased 16% in the quarter and 10% year-to-date. The increase was primarily driven by higher compensation-related costs. Increased spending on leadership conferences for domestic restaurant general managers and International senior management teams also contributed to the year-to-date increase.

Worldwide Franchise and License Expenses

Franchise and license expenses increased $1 million or 10% in the quarter and decreased $14 million or 30% year-to-date. The year-to-date decrease was primarily attributable to lower provisions for doubtful franchise and license fee receivables and lower franchise support costs, primarily at Taco Bell. In addition, the decrease was also due to lapping a biennial International franchise convention held in 2001.

Worldwide Other (Income) Expense

Other (income) expense is comprised of equity (income) loss from investments in unconsolidated affiliates and foreign exchange net (gain) loss.

Other (income) expense increased $1 million or 27% in the quarter and $5 million or 37% year-to-date. The year-to-date increase included a favorable impact of approximately $2 million from the adoption of SFAS 142.

Worldwide Facility Actions Net Loss (Gain)

We recorded facility actions net loss of $13 million and $32 million for the 12 and 36 weeks ended September 7, 2002, respectively, and facility actions net gain of $9 million and $25 million for the 12 and 36 weeks ended September 8, 2001, respectively. See the Store Portfolio Strategy section for detail of our refranchising and closure activities and Note 8 for a summary of facility actions net loss (gain).

Worldwide Ongoing Operating Profit

	12 Weeks Ended			36 Weeks Ended
	9/07/02	9/08/01	% B(W)	9/07/02	9/08/01	% B(W)
United States	$ 211	$ 171	24	$ 585	$ 483	21
International	100	82	22	268	214	25
Unallocated and corporate expenses	(43)	(31)	(44)	(119)	(100)	(19)
Unallocated other income (expense)	(1)	-	NM	(1)	(2)	NM

Ongoing operating profit	$ 267	$ 222	20	$ 733	$ 595	23

Quarter and year-to-date U.S. and International ongoing operating profit are discussed in the respective sections.

Unallocated and corporate expenses increased $12 million or 44% in the quarter and $19 million or 19% year-to-date. The increase was primarily due to higher compensation-related costs.

Worldwide Interest Expense, Net

	12 Weeks Ended			36 Weeks Ended
	9/07/02	9/08/01	% B(W)	9/07/02	9/08/01	% B(W)
Interest expense	$ 48	$ 39	(21)	$ 118	$ 123	4
Interest income	(3)	(3)	(2)	(6)	(11)	(48)

Interest expense, net	$ 45	$ 36	(23)	$ 112	$ 112	-

Interest expense increased $9 million or 21% in the quarter. Excluding the impact of the YGR acquisition, interest expense decreased 11%. The decrease was driven by a reduction in our average debt balances, partially offset by an increase in our average interest rate.

Interest expense decreased $5 million or 4% year-to-date. Excluding the impact of the YGR acquisition, interest expense decreased 18%. The decrease was driven by a reduction in our average debt balance.

Worldwide Income Taxes

	12 Weeks Ended		36 Weeks Ended
	9/07/02	9/08/01	9/07/02	9/08/01
Reported
Income taxes	$ 66	$ 71	$ 202	$ 182
Effective tax rate	31.2%	36.6%	33.0%	35.7%
Ongoing(a)
Income taxes	$ 69	$ 61	$ 201	$ 159
Effective tax rate	30.6%	32.7%	32.3%	32.8%

(a)	Excludes the effects of facility actions net loss (gain) and unusual items (income) expense. See Note 8 for a discussion of these items.

Beginning in the first quarter of 2002, we changed the methodology we use in allocating taxes between facility actions net loss (gain) and ongoing operating profit. We believe that this revised methodology is more appropriate because of the substantial decline in the magnitude of facility actions net loss (gain) relative to ongoing operating profit in 2002. This change only affects intraperiod allocation of income taxes between facility actions net loss (gain) and ongoing operating profit. Accordingly, it has no effect on net income for the quarter and year-to-date and will have no effect on either net income or the allocation of income taxes between ongoing operating profit and facility actions net loss (gain) for the full year. The impact of this change on our ongoing effective tax rate for the quarter and year-to-date was not significant.

The decrease in our ongoing effective tax rate for the quarter was primarily attributable to adjustments related to prior years and recognition of a portion of our excess foreign income tax credits against our future U.S. income tax liability for foreign taxes paid in 2002. The decrease in our year-to-date ongoing effective tax rate was primarily attributable to recognition of a portion of our excess foreign income tax credits against our future U.S. income tax liability for foreign taxes paid in 2002.

U.S. Results of Operations

	12 Weeks Ended				36 Weeks Ended
	9/07/02	9/08/01	% B(W)		9/07/02	9/08/01	% B(W)
Revenues
Company sales	$1,183	$ 999	18		$3,262	$2,948	11
Franchise and license fees	139	127	10		394	372	6

Total revenues	$1,322	$1,126	17		$3,656	$3,320	10

Company restaurant margin	$ 193	$ 147	30		$ 533	$ 434	23

% of Company sales	16.2%	14.8%	1.4	ppts.	16.3%	14.7%	1.6	ppts.

Ongoing operating profit	$ 211	$ 171	24		$ 585	$ 483	21

U.S. Restaurant Unit Activity

	Company	Unconsolidated Affiliates(a)	Franchisees	Licensees	Total
Balance at December 29, 2001	4,284	-	12,733	2,545	19,562
New Builds	103	1	149	84	337
Acquisitions(b)	899	-	998	-	1,897
Refranchising	(36)	-	36	-	-
Closures	(91)	-	(215)	(236)	(542)
Other(c)	-	-	-	(30)	(30)

Balance at September 7, 2002	5,159	1	13,701	2,363	21,224

% of Total	24%	-	65%	11%	100%

(a)	Represents one Yan Can unit.
(b)	Includes units that existed at the date of the acquisition of YGR on May 7, 2002.
(c)	Represents licensee units transferred from U.S. to International.

U.S. System Sales

	12 Weeks Ended			36 Weeks Ended
	9/07/02	9/08/01	% B/(W)	9/07/02	9/08/01	% B/(W)
System Sales	$3,900	$3,464	13	$10,917	$10,074	8

System sales increased $436 million or 13% in the quarter and $843 million or 8% year-to-date. Excluding the favorable impact of the YGR acquisition, system sales increased 4% in the quarter and 5% year-to-date. The increases resulted from same store sales growth and new unit development, partially offset by store closures.

U.S. Revenues

Company sales increased $184 million or 18% in the quarter. Excluding the favorable impact of the YGR acquisition, Company sales increased 4%. The increase resulted from new unit development and same store sales growth. The increase was partially offset by store closures and refranchising.

For the quarter, blended Company same store sales for KFC, Pizza Hut and Taco Bell were up 3% due to increases in both transactions and average guest check. Same store sales at Taco Bell increased 10%, primarily driven by a 6% increase in transactions. Same store sales at KFC were flat with a 1% increase in average guest check offset by a decrease in transactions. Same store sales at Pizza Hut decreased 1% due to a 3% decrease in transactions partially offset by an increase in the average guest check.

Franchise and license fees increased $12 million or 10% in the quarter. Excluding the favorable impact of the YGR acquisition, franchise and license fees increased 5%. The increase was driven by same store sales growth and new unit development, partially offset by store closures.

Company sales increased $314 million or 11% year-to-date. Excluding the favorable impact of the YGR acquisition, Company sales increased 5%. The increase resulted from new unit development and same store sales growth. The increase was partially offset by store closures and refranchising.

Year-to-date, blended Company same store sales for KFC, Pizza Hut and Taco Bell were up 3% due to an increase in both transactions and average guest check. Same store sales at Taco Bell increased 9% primarily due to a 5% increase in transactions. Same store sales at KFC increased 3% primarily driven by a 2% increase in the average guest check. Same store sales at Pizza Hut decreased 1% due to a 3% decrease in transactions partially offset by an increase in the average guest check.

Franchise and license fees increased $22 million or 6% year-to-date. Excluding the favorable impact of the YGR acquisition, franchise and license fees increased 3%. The increase was driven by same store sales growth and new unit development, partially offset by store closures.

U.S. Company Restaurant Margin

	12 Weeks Ended		36 Weeks Ended
	9/07/02	9/08/01	9/07/02	9/08/01
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.0	29.1	28.1	28.8
Payroll and employee benefits	30.5	30.8	30.8	30.9
Occupancy and other operating expenses	25.3	25.3	24.8	25.6

Restaurant margin	16.2%	14.8%	16.3%	14.7%

Restaurant margin as a percentage of sales increased approximately 140 basis points in the quarter. The increase includes the favorable impact of approximately 50 basis points from the adoption of SFAS 142 which was essentially offset by the unfavorable impact of the YGR acquisition. The remaining increase was primarily driven by the favorable impact of same store sales growth on margin. This increase was partially offset by the unfavorable impact of higher restaurant operating costs. Higher restaurant operating costs primarily resulted from higher occupancy and other costs and higher labor costs, primarily driven by wage rates, partially offset by lower food and paper costs, primarily cheese.

Restaurant margin as a percentage of sales increased approximately 160 basis points year-to-date. The increase includes the favorable impact of approximately 50 basis points from the adoption of SFAS 142, partially offset by the unfavorable impact of 25 basis points from the YGR acquisition. The remaining increase was primarily driven by the favorable impact of same store sales growth on margin. This increase was partially offset by the unfavorable impact of higher restaurant operating costs. Higher restaurant operating costs primarily resulted from higher labor costs, primarily driven by wage rates, and higher occupancy and other costs, partially offset by lower food and paper costs, primarily cheese.

U.S. Ongoing Operating Profit

Ongoing operating profit increased $40 million or 24% in the quarter, including a 4% favorable impact from the adoption of SFAS 142. Excluding the favorable impact of both SFAS 142 and the YGR acquisition, ongoing operating profit increased 15%. The increase was driven by same store sales growth.

Ongoing operating profit increased $102 million or 21% year-to-date, including a 4% favorable impact from the adoption of SFAS 142. Excluding the favorable impact of both SFAS 142 and the YGR acquisition, ongoing operating profit increased 15%. The increase was driven by same store sales growth and lower franchise and license expenses. The increase was partially offset by higher G&A expenses and restaurant operating costs, primarily labor costs. The increase in G&A expenses was driven by higher compensation-related costs and increased spending on leadership conferences for restaurant general managers.

International Results of Operations

	12 Weeks Ended				36 Weeks Ended
	9/07/02	9/08/01	% B(W)		9/07/02	9/08/01	% B(W)
Revenues
Company sales	$522	$450	16		$1,440	$1,243	16
Franchise and license fees	71	64	12		200	188	7

Total revenues	$593	$514	16		$1,640	$1,431	15

Company restaurant margin	$ 88	$ 66	35		$ 233	$ 171	36

% of Company sales	16.9%	14.5%	2.4	ppts.	16.2%	13.7%	2.5	ppts.

Ongoing operating profit	$100	$ 82	22		$ 268	$ 214	25

International Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total
Balance at December 29, 2001	2,151	2,000	6,530	246	10,927
New Builds	213	86	295	5	599
Acquisitions(a)	3	38	169	-	210
Refranchising	(105)	(11)	116	-	-
Closures	(52)	(26)	(203)	(23)	(304)
Other(b)	(8)	3	3	30	28

Balance at September 7, 2002	2,202	2,090	6,910	258	11,460

% of Total	19%	18%	61%	2%	100%

(a)	Includes units that existed at the date of the acquisition of YGR on May 7, 2002.
(b)	Primarily represents licensee units transferred from U.S. to International.

International System Sales

	12 Weeks Ended			36 Weeks Ended
	9/07/02	9/08/01	% B/(W)	9/07/02	9/08/01	% B/(W)
System Sales	$2,030	$1,803	13	$5,714	$5,286	8

System sales increased $227 million or 13% in the quarter, after a 3% favorable impact from foreign currency translation. The increase resulted from new unit development and same store sales growth, partially offset by store closures.

System sales increased $428 million or 8% year-to-date, after a 2% unfavorable impact from foreign currency translation. The increase resulted from new unit development and same store sales growth, partially offset by store closures.

International Revenues

Company sales increased $72 million or 16% in the quarter, after a 3% favorable impact from foreign currency translation. Company sales increased $197 million or 16% year-to-date, after a 1% favorable impact from foreign currency translation. The increases primarily resulted from new unit development, partially offset by refranchising, primarily the sale of the Singapore business in the third quarter.

Franchise and license fees increased $7 million or 12% in the quarter, after a 2% favorable impact from foreign currency translation. Franchise and license fees increased $12 million or 7% year-to-date, after a 2% unfavorable impact from foreign currency translation. The increases were driven by new unit development and same store sales growth, partially offset by store closures.

International Company Restaurant Margin

	12 Weeks Ended		36 Weeks Ended
	9/07/02	9/08/01	9/07/02	9/08/01
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	35.6	37.0	36.2	37.1
Payroll and employee benefits	18.4	18.5	18.7	19.4
Occupancy and other operating expenses	29.1	30.0	28.9	29.8

Restaurant margin	16.9%	14.5%	16.2%	13.7%

Restaurant margin as a percentage of sales increased approximately 240 basis points in the quarter, including the favorable impact of approximately 60 basis points from the adoption of SFAS 142. The remaining increase was primarily driven by the favorable impact of lower restaurant operating costs, the addition of higher average margin units through new unit development and the favorable impact of refranchising the Singapore business. Lower restaurant operating costs primarily resulted from lower food and paper costs, partially offset by higher labor costs.

Restaurant margin as a percentage of sales increased approximately 250 basis points year-to-date, including the favorable impact of approximately 60 basis points from the adoption of SFAS 142. The remaining increase was primarily driven by the favorable impact of lower restaurant operating costs and the favorable impact of refranchising the Singapore business, including the cessation of depreciation of approximately $2 million prior to its sale. Lower restaurant operating costs primarily resulted from lower food and paper costs, partially offset by higher labor costs.

International Ongoing Operating Profit

Ongoing operating profit increased $18 million or 22% in the quarter, including a 1% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation and the adoption of SFAS 142, ongoing operating profit increased 15%. The increase was driven by new unit development, the favorable impact of lower restaurant operating costs and same store sales growth. The increase was partially offset by higher G&A expenses, primarily compensation-related costs.

Ongoing operating profit increased $54 million or 25% year-to-date, after a 2% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation and the favorable impact from the adoption of SFAS 142, ongoing operating profit increased 22%. The increase was driven by new unit development, the favorable impact of lower restaurant operating costs and same store sales growth. The increase was partially offset by higher G&A expenses, primarily compensation-related and conference costs.

Consolidated Cash Flows

Net cash provided by operating activities was $835 million compared to $634 million in 2001. Excluding the impact of the Ameriserve bankruptcy reorganization process, cash provided by operating activities was $806 million versus $527 million in 2001. This increase was primarily driven by higher operating profit.

Net cash used in investing activities was $650 million versus $341 million in 2001. The increase is primarily due to the acquisition of YGR and higher capital spending in 2002, partially offset by the acquisition of fewer restaurants from franchisees in 2002.

Net cash used in financing activities was $112 million versus $242 million in 2001. The decrease is primarily due to lower debt repayments and higher proceeds from stock option exercises versus 2001, partially offset by higher stock repurchases in 2002.

Financing Activities

On June 25, 2002, we closed on a new $1.4 billion senior unsecured Revolving Credit Facility (the “New Credit Facility”). The New Credit Facility replaced the existing bank credit agreement which was comprised of a senior unsecured Term Loan Facility and a $1.75 billion senior unsecured Revolving Credit Facility (collectively referred to as the “Old Credit Facilities”) that were scheduled to mature on October 2, 2002. The New Credit Facility matures on June 25, 2005. We used the initial borrowings under the New Credit Facility to repay the indebtedness under the Old Credit Facilities.

The New Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains other terms and provisions (including representations, warranties, covenants, conditions and events of default) similar to those set forth in the Old Credit Facilities. Specifically, the New Credit Facility contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. Likewise, the New Credit Facility contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement.

At September 7, 2002, our unused New Credit Facility totaled $1.0 billion, net of outstanding letters of credit of $0.2 billion. The interest rate for borrowings under the New Credit Facility ranges from 1.00% to 2.00% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.65% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 1%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest is payable at least quarterly.

During the third quarter, we capitalized debt issuance costs of approximately $9 million related to the New Credit Facility. These costs will be amortized into interest expense over the life of the New Credit Facility.

On June 25, 2002, we also issued $400 million of 7.70% Senior Unsecured Notes due July 1, 2012 (referred to as the “Notes”) under a shelf registration statement previously filed with the Securities and Exchange Commission, which is more fully discussed in the 2001 Form 10-K. The net proceeds from the issuance of the Notes were used to repay indebtedness under the New Credit Facility. Interest is payable January 1 and July 1 of each year, commencing on January 1, 2003. We capitalized debt issuance costs of approximately $5 million related to the Notes during the quarter.

As discussed in Note 2, we assumed approximately $168 million in future rent obligations upon the acquisition of YGR related to certain sale-leaseback agreements entered into by YGR prior to 2001 involving approximately 350 LJS units. As a result of liens held by the buyer/lessor on certain personal property within the units, the agreements have been accounted for as financings and are reflected as debt in our Financial Statements as of September 7, 2002. Rental payments made under these agreements will be made on a monthly basis through 2019 with an effective interest rate of approximately 11%.

We use derivative financial instruments, including interest rate swaps, to lower interest expense and manage our exposure to interest rate risk. See our market risk disclosure for further discussion of our interest rate risk.

Consolidated Financial Condition

Assets increased $0.8 billion, or 18%, to $5.2 billion primarily due to the acquisition of YGR. Unallocated purchase price of approximately $523 million related to this acquisition is recorded in Other Assets at

September 7, 2002. The decrease in the allowance for doubtful accounts from $77 million to $46 million was primarily the result of recoveries related to the AmeriServe bankruptcy reorganization process (see Note 14) and the write-off of receivables previously fully reserved. The decrease in Assets classified as held-for-sale is due to our sale of the Singapore market during the third quarter.

Liabilities increased $0.3 billion, or 8%, to $4.6 billion primarily due to additional financing associated with the acquisition of YGR. As discussed in Note 9, the decrease in short-term borrowings of $558 million is primarily the result of the replacement of our Old Credit Facilities that were to expire in October 2002 with the New Credit Facility that will expire in 2005. The increase in current income taxes payable was primarily the result of a reclassification from other liabilities and deferred credits for taxes that are now expected to be paid within the next twelve months.

Liquidity

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our franchise operations. Franchise operations require us to make a limited investment in operating assets. Typically, our cash flows also include a significant amount of discretionary capital spending. Though a decline in revenues could adversely impact our cash flows from operations, we believe our operating cash flows and our ability to adjust discretionary capital spending and borrow funds will allow us to meet our cash requirements for the remainder of 2002 and beyond.

Significant contractual obligations and payments as of September 7, 2002 due by year include:

	Less than 1 Year	1-3 Years	4-5 Years	Thereafter	Total
Long-term debt(a)	$ 2	$ 529	$208	$1,456	$2,195
Short-term borrowings	126	-	-	-	126

Debt excluding capital leases	128	529	208	1,456	2,321
Operating leases(b)	253	461	367	1,041	2,122
Capital leases(b)	13	25	17	106	161
Franchisee financing
obligations	19	10	-	-	29

Contractual obligations	$413	$1,025	$592	$2,603	$4,633

(a)	Excludes a fair value adjustment of $45 million included in debt related to interest rate swaps that hedge the fair value of a portion of our debt.
(b)	These obligations, which are shown on a nominal basis, relate to operating and capital leases for approximately 4,800 restaurants.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates, principally in the United States. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. These swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the related debt. Due to decreased borrowings under our New Credit Facility during the quarter, we do not believe that certain interest payments previously hedged will be made. Accordingly, we terminated interest rate swaps with a notional amount of $150 million during the quarter. An insignificant amount was reclassed from Accumulated Other Comprehensive Income to Interest Expense as a result of this termination.

At September 7, 2002 and December 29, 2001, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $5 million and $4 million, respectively, in annual income before taxes. The estimated reductions are based upon the unhedged portion of our variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at September 7, 2002 and December 29, 2001 would decrease approximately $8 million and $5 million, respectively. The fair value of our Senior Unsecured Notes at September 7, 2002 and December 29, 2001 would decrease approximately $96 million and $72 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International ongoing operating profit constitutes approximately 31% of our year-to-date 2002 ongoing operating profit, excluding unallocated and corporate expenses. In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1 billion as of September 7, 2002. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows. For the 36 weeks ended September 7, 2002, operating profit would have decreased $26 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts outstanding at September 7, 2002 and December 29, 2001, were not significant to the Consolidated Financial Statements.

Item 4.  Disclosure Controls

Within ninety days prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

Company risks and uncertainties include, but are not limited to, potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo, Inc.; our substantial debt leverage and the attendant potential restriction on our ability to borrow in the future, as well as our substantial interest expense and principal repayment obligations; potential unfavorable variances between estimated and actual liabilities; our ability to secure alternative distribution of products and equipment to our restaurants and our ability to ensure adequate supply of restaurant products and equipment in our stores; the ongoing financial viability of our franchisees and licensees; volatility of actuarially determined losses and loss estimates and adoption of new or changes in accounting policies and practices including pronouncements promulgated by standard setting bodies.

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

Independent Accountants' Review Report

The Board of Directors
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) (formerly TRICON Global Restaurants, Inc.) as of September 7, 2002 and the related condensed consolidated statements of income for the twelve and thirty-six weeks ended September 7, 2002 and September 8, 2001 and the condensed consolidated statements of cash flows for the thirty-six weeks ended September 7, 2002 and September 8, 2001. These condensed consolidated financial statements are the responsibility of YUM’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of YUM as of December 29, 2001, and the related consolidated statements of income, cash flows and shareholders’ equity (deficit) and comprehensive income for the year then ended not presented herein; and in our report dated February 7, 2002, except as to Note 12 which is as of February 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2001, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
Louisville, Kentucky
October 7, 2002

PART II - Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit Index

EXHIBITS

Exhibit 1.1

Underwriting Agreement, dated June 25, 2002, between YUM! Brands and Salomon Smith Barney Inc., as representative for itself and the other Underwriters named therein, which is incorporated herein by reference from Exhibit 1.1 on Form 8-K filed on July 2, 2002.

Exhibit 4.1

Officer’s Certificate establishing YUM! Brands’ 7.70% Senior Notes due July 1, 2012 as a series of securities under the Indenture dated as of May 1, 1998 between YUM! Brands and Bank One Trust Company, N.A., as successor in interest to The First National Bank of Chicago, which is incorporated herein by reference from Exhibit 4.1 on Form 8-K filed on July 2, 2002.

Exhibit 4.2	Form of 7.70% Senior Note due July 1, 2012 (included in Exhibit 4.1), which is incorporated herein by reference from Exhibit 4.2 on Form 8-K filed on July 2, 2002.

Exhibit 10.6

Credit Agreement, dated June 25, 2002 among YUM, the lenders party thereto, JP Morgan Chase Bank, as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, which is incorporated herein by reference from Exhibit 10.6 on Form 8-K filed on June 28, 2002.

Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants' Acknowledgment)

Exhibit 99.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

We filed a Current Report on Form 8-K dated June 25, 2002, with respect to filing of certain exhibits in connection with the Registration Statement on Form S-3 (File No. 333-42969) declared effective by the Securities and Exchange Commission on February 6, 1998 relating to an aggregate of $2 billion of senior debt securities of YUM! Brands, Inc.

We filed a Current Report on Form 8-K dated June 28, 2002, announcing the Company closed on a new $1.4 billion three-year senior unsecured revolving credit facility which replaced its old senior unsecured revolving credit facility and senior unsecured term loan facility which were scheduled to mature on October 2, 2002.

We filed a Current Report on Form 8-K dated July 1, 2002, confirming our second quarter ongoing operating EPS at high end of forecasted range.

We filed a Current Report on Form 8-K dated July 23, 2002, attaching our second quarter ended June 15, 2002 earnings release.

We filed a Current Report on Form 8-K dated August 12, 2002, providing sworn personal statements by the Chairman and Chief Executive Officer and the Chief Financial Officer of the Company as required by order of the Securities and Exchange Commission dated June 27, 2002 (File No. 4-460).

We filed a Current Report on Form 8-K dated August 15, 2002, attaching a press release reporting July/August sales for our portfolio of U.S. and International businesses; raising ongoing operating EPS guidance for the third quarter; and announcing the certification of the Company’s financial statements and other Securities and Exchange Commission filings on August 12, 2002 by the Chairman and Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC. (Registrant)

Date: October 17, 2002	/s/ Brent A. Woodford Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, David C. Novak, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of YUM! Brands, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 17, 2002	/s/ David C. Novak Chairman and Chief Executive Officer

I, David J. Deno, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of YUM! Brands, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 17, 2002	/s/ David J. Deno Chief Financial Officer

EXHIBIT 15

Accountants’ Acknowledgment

The Board of Directors
YUM! Brands, Inc.:

We hereby acknowledge our awareness of the use of our report dated October 7, 2002 included within the Quarterly Report on Form 10-Q of YUM! Brands, Inc. (formerly TRICON Global Restaurants, Inc.) for the twelve and thirty-six weeks ended September 7, 2002, and incorporated by reference in the following Registration Statements:

Description	Registration Statement Number
Forms S-3 and S-3/A
YUM! Direct Stock Purchase Program	333-46242
$2,000,000,000 Debt Securities	333-42969
Form S-8s
YUM! Restaurants Puerto Rico, Inc. Save-Up Plan	333-85069
Restaurant Deferred Compensation Plan	333-36877, 333-32050
Executive Income Deferral Program	333-36955
YUM! Long-Term Incentive Plan	333-36895, 333-85073, 333-32046
SharePower Stock Option Plan	333-36961
YUM! Long-Term Savings Program	333-36893, 333-32048
YUM! Brands, Inc. Restaurant General Manager
Stock Option Plan	333-64547
YUM! Brands, Inc. Long Term Incentive Plan	333-32052

Pursuant to Rule 436(c) of the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

KPMG LLP
Louisville, Kentucky
October 17, 2002

Exhibit 99.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended September 7, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 17, 2002	/s/ David C. Novak Chairman and Chief Executive Officer

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended September 7, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David J. Deno, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 17, 2002	/s/ David J. Deno Chief Financial Officer