Form 10-K
period 2002-12-28
YUM BRANDS INC
filed 2003-03-11
CIK 1041061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for the fiscal year ended December 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to

Commission file number 1-13163

YUM! BRANDS, INC.

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	13-3951308 (I.R.S. Employer Identification No.)

1441 Gardiner Lane, Louisville, Kentucky (Address of principal executive offices)	40213 (Zip Code)

Registrant’s telephone number, including area code: (502) 874-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, no par value Rights to purchase Series A Participating Preferred Stock, no par value of the Registrant	Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 15, 2002 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was $9,335,860,595.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   X   No

     The number of shares outstanding of the registrant’s Common Stock as of February 28, 2003 was 293,337,872 shares.

Documents Incorporated by Reference

     Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 15, 2003 are incorporated by reference into Part III.

PART I

Item	1.	Business.

YUM! Brands, Inc. (referred to herein as “YUM” or the “Company”), formerly known as TRICON Global Restaurants, Inc., was incorporated under the laws of the state of North Carolina in 1997. The principal executive offices of YUM are located at 1441 Gardiner Lane, Louisville, Kentucky 40213, and its telephone number at that location is (502) 874-8300.

YUM, the registrant, together with its restaurant operating companies and other subsidiaries, is referred to in this Form 10-K annual report (“Form 10-K”) as the Company. Prior to October 6, 1997, the business of the Company was conducted by PepsiCo, Inc. (“PepsiCo”) through various subsidiaries and divisions.

This Form 10-K should be read in conjunction with the Cautionary Statements on pages 39 and 40.

(a)	General Development of Business

In January 1997, PepsiCo announced its decision to spin-off its restaurant businesses to shareholders as an independent public company (the “Spin-off”). Effective October 6, 1997, PepsiCo disposed of its restaurant businesses by distributing all of the outstanding shares of common stock of YUM to its shareholders. YUM’s Common Stock began trading on the New York Stock Exchange on October 7, 1997 under the symbol “YUM.” Prior to that date, from September 17, 1997 through October 6, 1997, YUM’s Common Stock was traded on the New York Stock Exchange on a “when-issued” basis.

On May 7, 2002, YUM completed the acquisition of Yorkshire Global Restaurants, Inc. (“YGR”), the parent company and operator of Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”). Additionally, on May 16, 2002, following receipt of shareholder approval, the Company changed its name from TRICON Global Restaurants, Inc. to YUM! Brands, Inc.

As used in this Form 10-K, references to YUM or the Company include the historical operating results of the businesses and operations transferred to the Company in the Spin-off and since May 7, 2002, acquired from YGR. Additionally, throughout this Form 10-K, the terms “restaurants,” “stores” and “units” are used interchangeably.

(b)	Financial Information about Operating Segments

YUM consists of five operating segments: KFC, Pizza Hut, Taco Bell, LJS/A&W and YUM Restaurants International (“YRI” or “International”). For financial reporting purposes, management considers the four U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment. Operating segment information for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 17 through 39 and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 41 through 79.

(c)	Narrative Description of Business

General

YUM is the world’s largest quick service restaurant (“QSR”) company based on number of system units, with nearly 33,000 units in over 100 countries and territories. The YUM organization is currently made up of six operating companies organized around five restaurant concepts including its three original concepts, KFC, Pizza Hut and Taco Bell, and two acquired concepts, LJS and A&W (the “Concepts”). The six operating companies are KFC, Pizza Hut, Taco Bell, LJS, A&W and YRI.

Restaurant Concepts

Through its five Concepts, the Company develops, operates, franchises and licenses a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items. These restaurants are operated by the Company or, under the terms of franchise or license agreements, by franchisees or licensees who are independent third parties, or by affiliates in which we own a non-controlling equity interest (“Unconsolidated Affiliates”).

In each Concept, consumers can dine in and/or carry out food. In addition, Taco Bell, KFC, LJS and A&W offer a drive-thru option in many stores. Pizza Hut offers a drive-thru option on a much more limited basis. Pizza Hut and, on a much more limited basis, KFC offer delivery service.

Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices.

The franchise program of the Company is designed to assure consistency and quality, and the Company is selective in granting franchises. Under the standard franchise agreement, franchisees supply capital – initially by paying a franchise fee to YUM, purchasing or leasing the land and building and purchasing equipment, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business. Franchisees then contribute to the Company’s revenues through the payment of royalties based on a percentage of sales.

The Company believes that it is important to maintain strong and open relationships with its franchisees and their representatives. To this end, the Company invests a significant amount of time working with the franchisee community and their representative organizations on all aspects of the business, including new products, equipment and management techniques.

The Company is actively pursuing the strategy of multibranding, where two or more of its Concepts are operated in a single unit. In addition, the Company is testing multibranding options involving one of its Concepts and a restaurant concept not owned by or affiliated with YUM. By combining two or more restaurant concepts, particularly those that have complementary daypart strengths in one location, the Company believes it can generate higher sales volumes from such units, significantly improve returns on per unit investment, and enhance its ability to penetrate a greater number of trade areas throughout the U.S. and internationally. Through the consolidation of market planning initiatives across all of its Concepts, the Company has established, or is in the process of establishing in the case of LJS and A&W, multi-year development plans by trade area to optimize franchise and company penetration of its Concepts and to improve returns on its existing asset base. The development of multibranded units may be limited, in some instances, by prior development and/or territory rights granted to franchisees.

At year-end 2002, there were 1,975 multibranded units in the worldwide system. These units were comprised of 1,918 units offering food products from two of the Concepts (a “2n1”), 51 units offering food products from three of the Concepts (a “3n1”) and 6 units offering food products from one of the Concepts and a restaurant concept not owned by or affiliated with YUM.

Restaurant Operations

Through its Concepts, YUM develops, operates, franchises and licenses a system of both traditional and non-traditional QSR restaurants. Traditional units feature dine-in, carryout and, in some instances, drive-thru or delivery services. Non-traditional units, which are typically licensed outlets, include express units and kiosks which have a more limited menu and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient.

The Company’s restaurant management structure varies by concept and unit size. Generally, each Company restaurant is led by a restaurant general manager (“RGM”), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant usually has between 10 and 35 hourly employees, most of whom work part-time. The Company’s six operating companies each issue detailed manuals covering all aspects of their respective operations, including food handling and product preparation procedures, safety and quality issues, equipment maintenance, facility standards and accounting control procedures. The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. CHAMPS – which stands for Cleanliness, Hospitality, Accuracy, Maintenance, Product Quality and Speed of Service – is our core systemwide program for training, measuring and rewarding employee performance against key customer measures. CHAMPS is intended to align the operating processes of our entire system around one set of standards. RGMs’ efforts, including CHAMPS performance measures, are monitored by area managers or market coaches. Market coaches typically work with approximately six to twelve restaurants. The Company’s restaurants are visited from time to time by various senior operators to help ensure adherence to system standards and mentor restaurant team members.

RGMs attend and complete their respective operating company’s required training programs. These programs consist of initial training, as well as additional continuing development and training programs that may be offered or required from time to time. Initial manager training programs generally last at least six weeks and emphasize leadership, business management, supervisory skills (including training, coaching, and recruiting), product preparation and production, safety, quality control, customer service, labor management, and equipment maintenance.

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

  As of year-end 2002, KFC was the leader in the U.S. chicken QSR segment among companies featuring chicken as their primary product offering, with a 46 percent market share in that segment which is nearly four times that of its closest national competitor.

  KFC operates in 88 countries and territories throughout the world. As of year-end 2002, KFC had 5,472 units in the U.S., and 6,890 units outside the U.S. Approximately 23 percent of the U.S. units and 22 percent of the non-U.S. units are operated by the Company.

  While product offerings vary throughout the worldwide system, traditional KFC restaurants offer fried chicken-on-the-bone products, primarily marketed under the names Original Recipe and Extra Tasty Crispy. Other principal entree items include chicken sandwiches (including the Twister), Colonel’s Crispy Strips, Popcorn Chicken and, seasonally, Chunky Chicken Pot Pies. KFC restaurants also offer a variety of side items, such as biscuits, mashed potatoes and gravy, coleslaw, corn, Potato Wedges (in the U.S.) and french fries (outside of the U.S.), as well as desserts. Restaurant decor is characterized by the image of the Colonel, and KFC’s distinctive packaging includes the “Bucket” of chicken.

Pizza Hut

  The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, and within a year, the first franchise unit was opened. Today, Pizza Hut is the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products. Pizza Hut is based in Dallas, Texas.

  As of year-end 2002, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 15 percent market share in that segment.

  Pizza Hut operates in 85 countries and territories throughout the world. As of year-end 2002, Pizza Hut had 7,599 units in the U.S., and 4,431 units outside of the U.S. Approximately 23 percent of the U.S. units and 18 percent of the non-U.S. units are operated by the Company.

  Pizza Hut features a variety of pizzas, which may include Pan Pizza, Thin ‘n Crispy, Hand Tossed, Sicilian, Stuffed Crust, Twisted Crust, The Big New Yorker, The Insider and The Chicago Dish. Each of these pizzas is offered with a variety of different toppings. In some restaurants, Pizza Hut also offers breadsticks, pasta, salads and sandwiches. The distinctive Pizza Hut image typically features a bright red roof.

Taco Bell

  The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold. Taco Bell is based in Irvine, California.

  As of year-end 2002, Taco Bell was the leader in the U.S. Mexican QSR segment, with a 65 percent market share in that segment.

  Taco Bell operates in 12 countries and territories throughout the world. As of year-end 2002, there were 6,165 Taco Bell units in the U.S., and 267 units outside of the U.S. Approximately 21 percent of the U.S. units and 14 percent of the non-U.S. units are operated by the Company.

  Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, gorditas, chalupas, quesadillas, salads, nachos and other related items. Additionally, proprietary entreè items include Grilled Stuft Burritos and Border Bowls. Taco Bell units feature a distinctive bell logo on their signage.

LJS

  The first LJS restaurant opened in 1969 and the first LJS franchise unit opened later the same year. LJS is presently based in Lexington, Kentucky; however, the Company has announced its intention to move the LJS headquarters to Louisville, Kentucky in 2003.

  As of year-end 2002, LJS was the leader in the U.S. seafood QSR segment, with a 33 percent market share in that segment.

  LJS operates in 5 countries and territories throughout the world. As of year-end 2002, there were 1,221 LJS units in the U.S., and 28 units outside the U.S. Approximately 61 percent of the U.S. units are operated by the Company. All non-U.S. units are operated by franchisees.

  LJS features a variety of seafood items, including meals featuring batter-dipped fish, chicken, shrimp and hushpuppies. LJS units typically feature a distinctive seaside/nautical theme.

A&W

  A&W was founded in Lodi, California by Roy Allen in 1919 and the first A&W franchise unit opened in 1925. A&W is presently based in Lexington, Kentucky; however, the Company has announced its intention to move the A&W headquarters to Louisville, Kentucky in 2003.

  A&W operates in 17 countries and territories throughout the world. As of year-end 2002, there were 665 A&W units in the U.S., and 182 units outside the U.S. Approximately 19 percent of the U.S. units are operated by the Company. All non-U.S. units are operated by franchisees.

  A&W serves A&W draft Root Beer and a signature A&W Root Beer float, as well as all-American pure-beef hamburgers and hot dogs.

International

The international operations of the five Concepts are consolidated into a separate operating company (YRI), which has directed its focus toward franchise system growth and concentration of Company development in those markets in which the Company believes sufficient scale is achievable. YRI has developed global systems and tools designed to improve marketing, operations consistency, product delivery, market planning and development and franchise support capability. YRI is based in Dallas, Texas.

As of year-end 2002, YRI had 11,798 units. Approximately 20 percent of these units are operated by the Company. In 2002, YRI accounted for 35 percent of the Company’s total system sales and 31 percent of the Company’s revenues.

Operating Structure

In all five of its Concepts, the Company either operates units or they are operated by independent franchisees or licensees. Franchisees can range in size from individuals owning just a few units to large publicly traded companies. In addition, the Company owns non-controlling interests in Unconsolidated Affiliates who operate similar to franchisees. As of year-end 2002, approximately 23 percent of YUM’s worldwide units were operated by the Company, approximately 63 percent by franchisees, approximately 8 percent by licensees and approximately 6 percent by Unconsolidated Affiliates.

Supply and Distribution

The Company is a substantial purchaser of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include beef, cheese, chicken products, seafood, cooking oils, corn, flour, lettuce, paper and packaging materials, pinto beans, pork, seasonings, certain beverage products and tomato products.

Effective as of March 1, 1999, the Company, along with the KFC National Purchasing Cooperative, Inc. and representatives of the Company’s KFC, Pizza Hut and Taco Bell franchisee groups, formed the Unified FoodService Purchasing Co-op, LLC (the “Unified Co-op”) for the purpose of purchasing certain restaurant products and equipment in the U.S. The Company has also substantially integrated the purchasing activities for LJS and A&W into the Unified Co-op. The core mission of the Unified Co-op is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment. This arrangement combines the purchasing power of the Company and franchisee restaurants in the U.S. which the Company believes will further leverage the system’s scale to drive cost savings and effectiveness in the purchasing function. The Company also believes that the Unified Co-op has resulted, and should continue to result, in closer alignment of interests and a stronger relationship with its franchisee community.

To ensure the wholesomeness of food products, suppliers are required to meet or exceed strict quality control standards. Long-term contracts and long-term vendor relationships are used to ensure availability of products. The Company has not experienced any significant continuous shortages of supplies, and alternative sources for most of these products are generally available. Prices paid for these supplies may be subject to fluctuation. When prices increase, the Company may be able to pass on such increases to its customers, although there is no assurance this can be done in the future.

Most food products, paper and packaging supplies, and equipment used in the operation of the Company’s restaurants are distributed to individual restaurant units by third party distribution companies. Since November 30, 2000, McLane Company, Inc. (“McLane”), a subsidiary of Wal-Mart, has been the exclusive distributor for Company-operated KFCs, Pizza Huts and Taco Bells in the U.S. and for a substantial number of franchisee and licensee stores. McLane became the distributor when it assumed all supply and distribution responsibilities under an existing agreement between AmeriServe Food Distribution, Inc. (“AmeriServe”) and the Company (the “AmeriServe Agreement”). McLane assumed the AmeriServe Agreement, as amended, as well as distribution agreements covering a substantial portion of the Pizza Hut and Taco Bell franchise system, and, to a lesser extent, the KFC franchise system simultaneously with its acquisition of the AmeriServe business. The AmeriServe business was acquired by McLane after AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code and a plan of reorganization for AmeriServe (the “POR”) was approved by the U.S. Bankruptcy Court on November 28, 2000. A discussion of the impact of the AmeriServe bankruptcy reorganization process on the Company is contained in Note 25 to the Consolidated Financial Statements on page 78. In connection with McLane’s acquisition and assumption of the AmeriServe Agreement, the Company agreed to certain amendments, including an extension of the AmeriServe Agreement through October 31, 2010. Under the terms of the Agreement with McLane, Company-operated KFC, Pizza Hut and Taco Bell restaurants in the U.S. generally cannot use alternative distributors. The Company stores within the LJS system are covered under a separate agreement with McLane. A&W units are not currently serviced by McLane.

YRI and its franchisees use decentralized sourcing and distribution systems involving many different global, regional, and local suppliers and distributors. In certain countries, including China, YRI may own all or a portion of the distribution system.

Trademarks and Patents

The Company and its Concepts own numerous registered trademarks and service marks. The Company believes that many of these marks, including its Kentucky Fried Chicken®, KFC®, Pizza Hut®, Taco Bell® and Long John Silver’s® marks, have significant value and are materially important to its business. The Company’s policy is to pursue registration of its important marks whenever feasible and to oppose vigorously any infringement of its marks. The Company also licenses certain trademarks and service marks, including certain of the A&W trademarks and service marks (the “A&W Marks”), which are owned by A&W Concentrate Company (formerly A&W Brands, Inc.). A&W Concentrate Company, which is not affiliated with the Company, has granted the Company an exclusive, worldwide (excluding Canada), perpetual, royalty-free license (with right to sublicense) to use the A&W Marks for restaurant services.

The use of these marks by franchisees and licensees has been authorized in KFC, Pizza Hut, Taco Bell, LJS and A&W franchise and license agreements. Under current law and with proper use, the Company’s rights in its marks can generally last indefinitely. The Company also has certain patents on restaurant equipment which, while valuable, are not material to its business.

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7, pages 17 through 39 and the Consolidated Statements of Cash Flows in Part II, Item 8, pages 41 through 79.

Customers

The Company’s business is not dependent upon a single customer or small group of customers.

Seasonal Operations

The Company does not consider its operations to be seasonal to any material degree.

Backlog Orders

Company restaurants have no backlog orders.

Government Contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Competition

The overall food service industry and the QSR segment are intensely competitive with respect to food quality, price, service, convenience, restaurant location and concept. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing restaurants; and disposable purchasing power. Each of the Concepts compete with national and regional chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.

Research and Development (“R&D”)

The Company operates R&D facilities in Louisville, Kentucky; Dallas, Texas; Irvine, California; and Lexington, Kentucky. The Company expensed $23 million in 2002, $23 million in 2001 and $24 million in 2000 for R&D activities. From time to time, independent suppliers also conduct research and development activities for the benefit of the YUM system. The Company has announced its intention to move the Lexington facility to Louisville in 2003.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures. However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2002, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Government Regulation

U.S. The Company is subject to various federal, state and local laws affecting its business. Each of the Company’s restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality in which the restaurant is located. In addition, each of the YUM operating companies must comply with various state laws that regulate the franchisor/franchisee relationship. To date, the Company has not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

A small portion of Pizza Hut’s net sales is attributable to the sale of beer and wine. A license is required in most cases for each site that sells alcoholic beverages (in most cases, on an annual basis) and licenses may be revoked or suspended for cause at any time. Regulations governing the sale of alcoholic beverages relate to many aspects of restaurant operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

The Company is also subject to federal and state laws governing such matters as employment and pay practices, overtime, tip credits and working conditions. The bulk of the Company’s employees are paid on an hourly basis at rates related to the federal minimum wage.

The Company is also subject to federal and state child labor laws which, among other things, prohibit the use of certain “hazardous equipment” by employees 18 years of age or younger. The Company has not to date been materially adversely affected by such laws.

The Company continues to monitor its facilities for compliance with the Americans with Disabilities Act (“ADA”) in order to conform to its requirements. Under the ADA, the Company could be required to expend funds to modify its restaurants to better provide service to, or make reasonable accommodation for the employment of disabled persons. We believe that expenditures, if required, would not have a material adverse effect on the Company’s operations.

International. Internationally, the Company’s restaurants are subject to national and local laws and regulations which are similar to those affecting the Company’s U.S. restaurants, including laws and regulations concerning labor, health, sanitation and safety. The international restaurants are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment. International compliance with environmental requirements has not had a material adverse effect on the Company’s results of operations, capital expenditures or competitive position.

Employees

As of year-end 2002, the Company employed approximately 244,000 persons, approximately 68 percent of whom were part-time employees. Approximately 55 percent of the Company’s employees are employed in the U.S. The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors. Most Company employees are paid on an hourly basis. The Company’s non-U.S. employees are subject to numerous labor council relationships that vary due to the diverse cultures in which the Company operates. The Company considers its employee relations to be good.

(d)	Financial Information about U.S. and International Operations

Financial information about International and U.S. markets is incorporated herein by reference from Selected Financial Data in Part II, Item 6, page 16; Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 17 through 39; and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 41 through 79.

(e)	Available Information

The Company makes available through its internet website www.yum.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

Item	2.	Properties.

As of year-end 2002, YUM Concepts owned over 1,600 units and leased almost 3,600 units in the U.S.; and YRI owned over 300 units and leased over 2,000 units outside the U.S. Company restaurants in the U.S. which are not owned are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with short renewal options. Pizza Hut leases its and YRI’s corporate headquarters and research facility in Dallas, Texas. Taco Bell leases its corporate headquarters and research facility in Irvine, California and KFC owns its and YUM’s corporate headquarters and a research facility in Louisville, Kentucky. LJS and A&W presently lease a corporate headquarters and research facility in Lexington, Kentucky; however, YUM has announced its intention to move the LJS and A&W headquarters and research facility to Louisville, Kentucky in 2003. In addition, YUM leases office facilities for certain support groups in

Louisville, Kentucky, and Albuquerque, New Mexico. Additional information about the Company’s properties is included in the Consolidated Financial Statements and footnotes in Part II, Item 8, pages 41 through 79.

The Company believes that its properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item	3.	Legal Proceedings.

The Company is subject to various claims and contingencies related to lawsuits, taxes, real estate, environmental and other matters arising in the normal course of business. The following is a brief description of the more significant of these categories of lawsuits and other matters. Except as stated below, the Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows.

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

Suppliers

The Company, through approved distributors, purchases food, paper, equipment and other restaurant supplies from numerous independent suppliers throughout the world. These suppliers are required to meet and maintain compliance with the Company’s standards and specifications. On occasion, disputes arise between the Company and its suppliers on a number of issues, including, but not limited to, compliance with product specifications and terms of procurement and service requirements.

Employees

At any given time, the Company employs hundreds of thousands of persons, primarily in its restaurants. In addition, each year thousands of persons seek employment with the Company and its restaurants. From time to time, disputes arise regarding employee hiring, compensation, termination and promotion practices.

Like some other retail employers, the Company has been faced in a few states with allegations of purported class-wide wage and hour violations.

On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. (“Bravo”), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to “cure” the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. In April 2002, a jury trial to determine the damages of 93 of those claimants found that Taco Bell failed to pay for certain meal breaks and/or off-the-clock work for 86 of the 93 claimants.

However, the total amount of hours awarded by the jury was substantially less than that sought by the claimants. In July and September 2002, the court ruled on several post-trial motions, including fixing the total number of potential claimants at 1,031 (including the 93 claimants for which damages have already been determined) and holding that claimants who prevail are entitled to prejudgment interest and penalty wages. The court has indicated that it will likely schedule a damages trial for the remaining 938 claimants sometime in 2003. Taco Bell intends to appeal the April 2002 damages verdict as well as the March 2001 liability verdict.

We have provided for the estimated costs of the Bravo litigation, based on a projection of eligible claims (including claims filed to date, where applicable), the amount of each eligible claim, the estimated legal fees incurred by the plaintiffs and the results of settlement negotiations in this and other wage and hour litigation matters. Although the outcome of this case cannot be determined at this time, we believe the ultimate cost of this case in excess of amounts already provided will not be material to our annual results of operations, financial condition or cash flows. Any provisions have been recorded as unusual items.

Customers

The Company’s restaurants serve a large and diverse cross-section of the public and in the course of serving so many people, disputes arise regarding products, service, accidents and other matters typical of large restaurant systems such as those of the Company.

Intellectual Property

The Company has registered trademarks and service marks, many of which are of material importance to the Company’s business. From time to time, the Company may become involved in litigation to defend and protect its use of its registered marks.

Other Litigation

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. (“Wrench”) was filed in the United States District Court for the Western District of Michigan. The lawsuit alleges that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. Plaintiffs seek to recover damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit (the “Court of Appeals”), and oral arguments were held on September 20, 2000. On July 6, 2001, the Court of Appeals reversed the District Court’s judgment in favor of Taco Bell and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case has now officially been returned to the District Court, where the Wrench plaintiffs will be allowed to bring their claims to trial. It is expected that the trial will commence in May, 2003.

We believe that the Wrench plaintiffs’ claims are without merit and are vigorously defending the case. However, in view of the inherent uncertainties of litigation, the outcome of the case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

Item	4.	Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

The executive officers of the Company as of February 28, 2003, and their ages and current positions as of that date are as follows:

Name	Age	Position

David C. Novak	50	Chairman of the Board, Chief Executive Officer and President

David J. Deno	45	Chief Financial Officer

Aylwin B. Lewis	48	President, Chief Multibranding and Operating Officer

Christian L. Campbell	52	Senior Vice President, General Counsel, Secretary and Chief Franchise Policy Officer

Jonathan D. Blum	44	Senior Vice President - Public Affairs

Charles E. Rawley, III	52	Chief Development Officer

Anne P. Byerlein	44	Chief People Officer

Brent A. Woodford	40	Vice President and Controller

Peter A. Bassi	53	President, YUM! Restaurants International

Cheryl A. Bachelder	46	President and Chief Concept Officer, KFC

Peter R. Hearl	51	President and Chief Concept Officer, Pizza Hut

Emil J. Brolick	55	President and Chief Concept Officer, Taco Bell

David C. Novak is Chairman of the Board, Chief Executive Officer and President of YUM. He has served in this position since January 2001. From December 1999 to January 2001, Mr. Novak served as Vice Chairman of the Board, Chief Executive Officer and President of YUM. From October 1997 to December 1999, he served as Vice Chairman and President of YUM. Mr. Novak previously served as Group President and Chief Executive Officer, KFC and Pizza Hut from August 1996 to July 1997. Mr. Novak joined Pizza Hut in 1986 as Senior Vice President, Marketing. In 1990, he became Executive Vice President, Marketing and National Sales, for Pepsi-Cola Company. In 1992, he became Chief Operating Officer, Pepsi-Cola North America, and in 1994 he became President and Chief Executive Officer of KFC North America. Mr. Novak is also a director of Bank One Corporation.

David J. Deno is Chief Financial Officer of YUM. He has served in this position since November 1999. From August 1997 to November 1999, Mr. Deno served as Senior Vice President and Chief Financial Officer of YRI. From August 1996 to August 1997, Mr. Deno served as Senior Vice President and Chief Financial Officer for Pizza Hut. From 1994 to August 1996, Mr. Deno was Division Vice President for the Florida Division of Pizza Hut. Mr. Deno joined Pizza Hut in 1991 as Vice President and Controller.

Aylwin B. Lewis is President, Chief Multibranding and Operating Officer for YUM. He was appointed to this title in January 2003. From December 1999 to January 2003, Mr. Lewis served as YUM’s Chief Operating Officer. From July 1997 to December 1999, he served as Chief Operating Officer of Pizza Hut. Mr. Lewis previously served as Senior Vice President, Operations for Pizza Hut, a position he assumed in 1996. He served in various positions at KFC, including Senior Director of Franchising and Vice President of Restaurant Support Services, becoming Division Vice President, Operations for KFC in 1993, and Senior Vice President, New Concepts for KFC in 1995. Mr. Lewis joined KFC in 1991 as a Regional General Manager. Mr. Lewis is also a director of Halliburton Company.

Christian L. Campbell is Senior Vice President, General Counsel, Secretary and Chief Franchise Policy Officer of YUM. He has served as Senior Vice President, General Counsel and Secretary since September 1997. In January 2003, his title and job responsibilities were expanded to include Chief Franchise Policy Officer. From 1995 to September 1997, Mr. Campbell served as Senior Vice President, General Counsel and Secretary of Owens Corning, a building products company. Before joining Owens Corning, Mr. Campbell served as Vice President, General Counsel and Secretary of Nalco Chemical Company in Naperville, Illinois, from 1990 through 1994.

Jonathan D. Blum is Senior Vice President – Public Affairs for YUM. He has served in this position since July 1997. Mr. Blum previously served as Vice President of Public Affairs for Taco Bell, a position that he held since joining Taco Bell in 1993.

Charles E. Rawley, III is Chief Development Officer of YUM, a position he assumed in January of 2001. Prior to that, he served as President and Chief Operating Officer of KFC. Mr. Rawley assumed his position of Chief Operating Officer in 1995 and President in 1998. Mr. Rawley joined KFC in 1985 as a Director of Operations. He served as Vice President of Operations for the Southwest, West, Northeast, and Mid-Atlantic Divisions from 1988 to 1994, when he became Senior Vice President, Concept Development for KFC.

Anne P. Byerlein is Chief People Officer of YUM. From October 1997 to December 2002, she was Vice President of Human Resources of YUM. From October 2000 to December 2002, she also served as KFC’s Chief People Officer. Ms. Byerlein has also served as Vice President of Corporate Human Resources of PepsiCo. From 1988 to 1996, Ms. Byerlein served in a variety of human resources positions within the restaurant divisions of PepsiCo.

Brent A. Woodford is Vice President and Controller of YUM. He has served in this position since April 2000. Mr. Woodford previously served as Controller of YRI from March 1998 to April 2000. From October 1997 to March of 1998, he served as YRI’s Assistant Controller. From 1995 until the spin-off of YUM from PepsiCo Inc. in 1997, he held a number of positions in the financial planning department of PepsiCo Restaurants International.

Peter A. Bassi is President of YRI. He has served in this position since July 1997. Mr. Bassi served as Executive Vice President, Asia, of PepsiCo Restaurants International from February 1996 to July 1997. From 1995 to 1996, he served as Senior Vice President and Chief Financial Officer at PepsiCo Restaurants International. He served as Senior Vice President, Finance and Chief Financial Officer at Taco Bell from 1987 to 1994. He joined the Pepsi-Cola Company in 1972 and served in various management positions at Frito-Lay, Pizza Hut and PepsiCo Food Service International. Mr. Bassi is also a director of The Pep Boys - Manny, Moe & Jack.

Cheryl A. Bachelder is President and Chief Concept Officer of KFC. She has served in this position since January of 2001. Ms. Bachelder served as Executive Vice President, Build the Brand for Domino’s Pizza LLC from June 1995 until December 2000. She joined Domino’s Pizza in May 1995 as Executive Vice President of Marketing and Product Development, overseeing all marketing, public relations, product development and quality assurance programs.

Peter R. Hearl is President and Chief Concept Officer of Pizza Hut. Prior to this position, he was Chief People Officer and Executive Vice President of YUM, a position he held from January 1, 2002 until November 2002. From December 1998 to January 2002, he served as Executive Vice President of YRI. Prior to that, he was Region Vice President for YRI in Asia Pacific, a position he assumed in October 1997. From March 1996 to September 1997, Mr. Hearl was Regional Vice President for YRI with responsibility for Australia, New Zealand and South Africa. Prior to that, he was Regional Vice President for KFC with responsibility for the United Kingdom, Ireland and South Africa, a position he assumed in January 1995. From September 1993 to December 1994, Mr. Hearl was Regional Vice President for KFC Europe. Mr. Hearl is also a director of Westport Resources Corporation.

Emil J. Brolick is President and Chief Concept Officer of Taco Bell. He has served in this position since July of 2000. Prior to joining Taco Bell, Mr. Brolick served as Senior Vice President of New Product Marketing, Research & Strategic Planning for Wendy’s International, Inc. from August 1995 to July of 2000. From March 1988 to August 1995, he held various positions at Wendy’s including Manager, Planning and Evaluation and Vice President, Strategic Planning and Research.

Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

Item	5.	Market for the Registrant’s Common Stock and Related Stockholder Matters.

The Company’s common stock trades under the symbol YUM and is listed on the New York Stock Exchange (“NYSE”). The following sets forth the high and low NYSE composite closing sale prices by quarter for the Company’s common stock. All prices shown have been adjusted to reflect the two-for-one stock split distributed on June 17, 2002.

	2002		2001

Quarter	High	Low	High	Low

First	$ 29.96	$ 24.00	$ 19.97	$ 15.97
Second	32.80	28.89	23.90	17.55
Third	32.89	23.96	23.12	20.35
Fourth	31.39	21.31	26.54	19.06

As of February 28, 2003, there were approximately 108,000 registered holders of record of the Company’s common stock.

The Company has not and does not presently intend to pay dividends on its common stock.

The Company had no sales of unregistered securities during 2002 or 2001.

Item	6.	Selected Financial Data.

Selected Financial Data
YUM! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

	Fiscal Year

	2002	2001	2000	1999	1998

Summary of Operations
Revenues
Company sales(a)	$ 6,891	$ 6,138	$ 6,305	$ 7,099	$ 7,852
Franchise and license fees	866	815	788	723	627

Total	7,757	6,953	7,093	7,822	8,479

Facility actions net (loss) gain(b)	(32)	(1)	176	381	275
Unusual items income (expense) (b) (c)	27	3	(204)	(51)	(15)

Operating profit	1,030	891	860	1,240	1,028
Interest expense, net	172	158	176	202	272

Income before income taxes	858	733	684	1,038	756
Net income	583	492	413	627	445
Basic earnings per common share (d)	1.97	1.68	1.41	2.05	1.46
Diluted earnings per common share (d)	1.88	1.62	1.39	1.96	1.42

Cash Flow Data
Provided by operating activities	$ 1,088	$ 832	$ 491	$ 565	$ 674
Capital spending, excluding acquisitions	760	636	572	470	460
Proceeds from refranchising of restaurants	81	111	381	916	784

Balance Sheet
Total assets	$ 5,400	$ 4,425	$ 4,149	$ 3,961	$ 4,531
Operating working capital deficit(e)	(801)	(663)	(634)	(832)	(960)
Long-term debt	2,299	1,552	2,397	2,391	3,436
Total debt	2,445	2,248	2,487	2,508	3,532

Other Data
System sales(f)
U.S	$ 15,839	$ 14,596	$ 14,514	$ 14,516	$ 14,013
International	8,380	7,732	7,645	7,246	6,607

Total	24,219	22,328	22,159	21,762	20,620

Number of stores at year end
Company	7,526	6,435	6,123	6,981	8,397
Unconsolidated Affiliates	2,148	2,000	1,844	1,178	1,120
Franchisees	20,724	19,263	19,287	18,414	16,650
Licensees	2,526	2,791	3,163	3,409	3,596

System	32,924	30,489	30,417	29,982	29,763
U.S. Company same store sales growth
KFC	-	3%	(3)%	2%	3%
Pizza Hut	-	-	1%	9%	6%
Taco Bell	7%	-	(5)%	-	3%
Blended (g)	2%	1%	(2)%	4%	4%
Shares outstanding at year end (in millions) (d)	294	293	293	302	306
Market price per share at year end (d)	$ 24.12	$ 24.62	$ 16.50	$ 18.97	$ 23.82

Fiscal years 2002, 2001, 1999 and 1998 include 52 weeks. Since May 7, 2002, fiscal year 2002 includes Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”), which were added when we acquired Yorkshire Global Restaurants, Inc. Fiscal year 2002 includes the impact of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). See Note 12 to the Consolidated Financial Statements for further discussion of SFAS 142. Fiscal year 2000 includes 53 weeks. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

(a)	The decline in Company sales through 2001 was largely the result of our refranchising initiatives.
(b)

In the fourth quarter of 1997, we recorded a charge to facility actions net (loss) gain and unusual items income (expense) which included (a) costs of closing stores; (b) reductions to fair market value, less cost to sell, of the carrying amounts of certain restaurants that we intended to refranchise; (c) impairments of certain restaurants intended to be used in the business; (d) impairments of certain unconsolidated affiliates to be retained; and (e) costs of related personnel reductions. In 1999, we recorded favorable adjustments of $13 million in facility actions net gain and $11 million in unusual items related to the 1997 fourth quarter charge. In 1998, we recorded favorable adjustments of $54 million in facility actions net gain and $11 million in unusual items related to the 1997 fourth quarter charge.

(c)	See Note 7 to the Consolidated Financial Statements for a description of unusual items income (expense) in 2002, 2001 and 2000.
(d)	Per share and share amounts have been adjusted to reflect the two-for-one stock split distributed on June 17, 2002.
(e)	Operating working capital deficit is current assets excluding cash and cash equivalents and short-term investments, less current liabilities excluding short-term borrowings.
(f)	System sales represents the combined sales of Company, unconsolidated affiliates, franchise and license restaurants.
(g)	U.S. same-store sales growth for LJS and A&W are not included.

Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

On May 16, 2002, TRICON Global Restaurants, Inc. changed its name to YUM! Brands, Inc. in order to better reflect our expanding portfolio of brands. In addition, on the same day, Tricon Restaurants International changed its name to YUM! Restaurants International.

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively “the Concepts”) and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. LJS and A&W were added when YUM acquired Yorkshire Global Restaurants, Inc. (“YGR”) on May 7, 2002. Separately, KFC, Pizza Hut and Taco Bell rank in the top ten among QSR chains in U.S. system sales and units. With 11,798 international units, YUM is the second largest QSR company outside the U.S. YUM became an independent, publicly owned company on October 6, 1997 (the “Spin-off Date”) via a tax-free distribution of our Common Stock (the “Distribution” or “Spin-off”) to the shareholders of our former parent, PepsiCo, Inc. (“PepsiCo”).

Throughout Management’s Discussion and Analysis (“MD&A”), we make reference to ongoing operating profit which represents our operating profit excluding the impact of facility actions net loss (gain) and unusual items income (expense). See Note 7 to the Consolidated Financial Statements for a detailed discussion of these exclusions. We use ongoing operating profit as a key performance measure of our results of operations for purposes of evaluating performance internally. Ongoing operating profit is not a measure defined in accounting principles generally accepted in the United States of America and should not be considered in isolation or as a substitute for measures of performance in accordance with accounting principles generally accepted in the United States of America.

All references to per share and share amounts in the following MD&A have been adjusted to reflect the two-for-one stock split distributed on June 17, 2002.

In 2002, our international business, YUM! Restaurants International (“YRI” or “International”) accounted for 35% of system sales, 31% of revenues and 32% of ongoing operating profit excluding unallocated and corporate expenses. We anticipate that, despite the inherent risks and typically higher general and administrative expenses required by international operations, we will continue to invest in certain international markets with substantial growth potential.

This MD&A should be read in conjunction with our Consolidated Financial Statements on pages 41 through 79 and the Cautionary Statements on pages 39 and 40. All Note references herein refer to the Notes to the Consolidated Financial Statements on pages 46 through 79. Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.

Critical Accounting Policies

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve estimations of the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations or financial condition. Changes in the estimates and judgements could significantly affect our results of operations, financial condition and cash flows in future years. A description of what we consider to be our most significant critical accounting policies follows.

Impairment or Disposal of Long-Lived Assets

We evaluate our long-lived assets for impairment at the individual restaurant level. Restaurants held and used are evaluated for impairment on a semi-annual basis or whenever events or circumstances indicate that the carrying amount of a restaurant may not be recoverable (including a decision to close a restaurant). Our semi-annual test includes those restaurants that have experienced two consecutive years of operating losses. These impairment evaluations require an estimation of cash flows over the remaining useful life of the primary asset of the restaurant, which can be for a period of over 20 years, and any terminal value. We limit assumptions about important factors such as sales growth and margin improvement to those that are supportable based upon our plans for the unit and actual results at comparable restaurants.

If the long-lived assets of a restaurant on a held and used basis are not recoverable based upon forecasted, undiscounted cash flows, we write the assets down to their fair value. This fair value is determined by discounting the forecasted cash flows, including terminal value, of the restaurant at an appropriate rate. The discount rate used is our cost of capital, adjusted upward when a higher risk is believed to exist.

When it is probable that we will sell a restaurant we write down the restaurant to its fair value. We often refranchise restaurants in groups and therefore perform impairment evaluations at the group level. Fair value is based on the expected sales proceeds less applicable transaction costs. Estimated sales proceeds are based on the most relevant of historical sales multiples or bids from buyers, and have historically been reasonably accurate estimations of the proceeds ultimately received.

See Note 2 for a further discussion of our policy regarding the impairment or disposal of long-lived assets.

Impairment of Investments in Unconsolidated Affiliates

We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the value of an investment has occurred which is other than temporary. In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses. Our impairment measurement test for an investment in an unconsolidated affiliate is similar to that for our restaurants except that we use discounted cash flows after interest and taxes instead of discounted cash flows before interest and taxes as used for our restaurants.

See Note 2 for a further discussion of our policy regarding the impairment of investments in unconsolidated affiliates.

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis through the comparison of fair value of our reporting units to their carrying values. Our reporting units are our operating segments in the U.S. and our business management units internationally (typically individual countries). Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated by discounting expected future cash flows from the reporting units over twenty years plus an expected terminal value. We limit assumptions about important factors such as sales growth and margin improvement to those that are supportable based upon our plans for the reporting unit.

We impaired $5 million of goodwill during 2002 related to our Pizza Hut France reporting unit. For the remainder of our reporting units with goodwill, the fair value is generally significantly in excess of the recorded carrying value. Thus, we do not believe that we have material goodwill that is at risk to be impaired given current business performance.

See Note 2 for a further discussion of our policies regarding goodwill.

Allowances for Franchise and License Receivables and Contingent Liabilities

We reserve a franchisee’s or licensee’s entire receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that we may not collect the balance due. As a result of reserving using this methodology, we have an immaterial amount of receivables that are past due that have not been reserved for at December 28, 2002. See Note 2 for a further discussion of our policies regarding franchise and license operations.

Primarily as a result of our refranchising efforts, we remain liable for certain lease assignments and guarantees. We record a liability for our exposure under these lease assignments and guarantees when such exposure is probable and estimable. At December 28, 2002, we have recorded an immaterial liability for our exposure which we consider to be probable and estimable. The potential total exposure under such leases is significant, with $278 million representing the present value of the minimum payments of the assigned leases at December 28, 2002, discounted at our pre-tax cost of debt. Current franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases and, historically, we have not been required to make such payments in significant amounts. See Note 24 for a further discussion of our lease guarantees.

Self-Insured Property and Casualty Losses

We record our best estimate of the remaining cost to settle incurred self-insured property and casualty claims. The estimate is based on the results of an independent actuarial study and considers historical claim frequency and severity as well as changes in factors such as our business environment, benefit levels, medical costs and the regulatory environment that could impact overall self-insurance costs. Additionally, a risk margin to cover unforeseen events that may occur over the several years it takes for claims to settle is included in our reserve, increasing our confidence level that the recorded reserve is adequate.

See Note 24 for a further discussion of our insurance programs.

Income Tax Valuation Allowances and Tax Reserves

At December 28, 2002, we have recorded a valuation allowance of $137 million primarily to reduce our net operating loss and tax credit carryforwards of $176 million to an amount that will more likely than not be realized. These net operating loss and tax credit carryforwards exist in many state and foreign jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income in these state and foreign jurisdictions and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events that may impact our ultimate payment for such exposures.

See Note 22 for a further discussion of our income taxes.

Factors Affecting Comparability of 2002 Results to 2001 Results and 2001 Results to 2000 Results

YGR Acquisition

On May 7, 2002, the Company completed its acquisition of YGR, the parent company of LJS and A&W. See Note 4 for a discussion of the acquisition.

As of the date of the acquisition, YGR consisted of 742 and 496 company and franchise LJS units, respectively, and 127 and 742 company and franchise A&W units, respectively. In addition, 133 multibranded LJS/A&W restaurants were included in the LJS unit totals. Except as discussed in certain sections of the MD&A, the impact of the acquisition on our results of operations in 2002 was not significant.

Impact of Recently Adopted Accounting Pronouncement

Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in its entirety. In accordance with the requirements of SFAS 142, we ceased amortization of goodwill and indefinite-lived intangibles as of December 30, 2001. The following table summarizes the favorable effect of SFAS 142 on restaurant profit, restaurant margin and ongoing operating profit had SFAS 142 been effective in 2001.

	Year Ended December 29, 2001
	U.S.	International	Worldwide
Restaurant profit	$ 21	$ 11	$32

Restaurant margin (%)	0.5	0.6	0.5

Ongoing operating profit	$ 22	$ 16	$38

Additionally, if SFAS 142 had been effective in 2001, reported net income would have increased approximately $26 million and diluted earnings per common share (“EPS”) would have increased $0.09.

Unusual Items (Income) Expense

We recorded unusual items income of $27 million in 2002 and $3 million in 2001 and unusual items expense of $204 million in 2000. See Note 7 for a detailed discussion of our unusual items (income) expense.

Impact of New Unconsolidated Affiliates

Consistent with our strategy to focus our capital on key international markets, we formed ventures in Canada and Poland with our largest franchisee in each market. The venture in Canada was formed in the third quarter of 2000 and the venture in Poland was effective in the first quarter of 2001. At the date of formation, the Canadian venture operated over 700 stores and the Poland venture operated approximately 100 stores. We did not record any gain or loss on the transfer of assets to these new ventures.

Previously, the results from the restaurants we contributed to these ventures were consolidated. The impact of these transactions on operating results is similar to the impact of our refranchising activities, which is described in the Store Portfolio Strategy section below. Consequently, these transactions resulted in a decline in our Company sales, restaurant margin dollars and general and administrative (“G&A”) expenses as well as higher franchise fees. We also record equity income (loss) from investments in unconsolidated affiliates (“equity income”) and, in Canada, higher franchise fees since the royalty rate was increased for those stores contributed by our partner to the venture. The formation of these ventures did not have a significant net impact on ongoing operating profit in 2001.

Store Portfolio Strategy

Since 1995, we have been strategically reducing our share of total system units by selling Company restaurants to existing and new franchisees where their expertise can generally be leveraged to improve the restaurants’ overall operating performance, while retaining Company ownership of key U.S. and International markets. This portfolio-balancing activity reduces our reported revenues and restaurant profits, which increases the importance of system sales as a key performance measure. We substantially completed our U.S. refranchising program in 2001.

The following table summarizes our refranchising activities:

	2002	2001	2000
Number of units refranchised	174	233	757
Refranchising proceeds, pre-tax	$ 81	$111	$381
Refranchising net gains, pre-tax(a)	$ 19	$ 39	$200

(a)

  2001 includes $12 million of previously deferred refranchising gains and a charge of $11 million to mark to market the net assets of our Singapore business, which was sold during 2002 at a price approximately equal to its carrying value.

In addition to our refranchising program, we have closed certain restaurants over the past several years. Restaurants closed include poor performing restaurants, restaurants relocated to a new site within the same trade area or U.S. Pizza Hut delivery units consolidated with a new or existing dine-in traditional store within the same trade area.

The following table summarizes Company store closure activities:

	2002	2001	2000
Number of units closed	224	270	208
Store closure costs	$ 15	$ 17	$ 10
Impairment charges for stores to be closed	$ 9	$ 5	$ 6

The impact on ongoing operating profit arising from our refranchising and store closure initiatives as well as the contribution of Company stores to new unconsolidated affiliates is the net of (a) the estimated reduction in Company sales, restaurant profit and G&A expenses; (b) the estimated increase in franchise fees from the stores refranchised; and (c) the estimated change in equity income (loss). The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the respective previous year and were no longer operated by us as of the last day of the respective year.

The following table summarizes the estimated impact on revenue of refranchising, Company store closures and, in 2001, the contribution of Company stores to unconsolidated affiliates:

2002
	U.S.	International	Worldwide
Decreased sales	$ (214)	$ (90)	$ (304)
Increased franchise fees	4	4	8

Decrease in total revenues	$ (210)	$ (86)	$ (296)

2001
	U.S.	International	Worldwide
Decreased sales	$ (483)	$ (243)	$ (726)
Increased franchise fees	21	13	34

Decrease in total revenues	$ (462)	$ (230)	$ (692)

The following table summarizes the estimated impact on ongoing operating profit of refranchising, Company store closures and, in 2001, the contribution of Company stores to unconsolidated affiliates:

	2002
	U.S.	International	Worldwide
Decreased restaurant margin	$(23)	$(5)	$(28)
Increased franchise fees	4	4	8
Decreased G&A	1	2	3

(Decrease) increase in ongoing operating
profit	$(18)	$ 1	$(17)

	2001
	U.S.	International	Worldwide
Decreased restaurant margin	$(67)	$(25)	$(92)
Increased franchise fees	21	13	34
Decreased G&A	5	13	18
Decreased equity income	-	(5)	(5)

Decrease in ongoing operating profit	$(41)	$(4)	$(45)

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

Since 2000, certain of our franchise operators, principally in the Taco Bell system, have experienced varying degrees of financial problems. Through December 28, 2002, restructurings have been completed for approximately 1,778 Taco Bell franchise restaurants. In connection with these restructurings, Taco Bell has acquired 147 restaurants for approximately $76 million. In addition to these acquisitions, Taco Bell has purchased land, buildings and/or equipment related to 52 restaurants from franchisees for approximately $28 million and simultaneously leased it back to these franchisees under long-term leases. As part of the restructurings, Taco Bell committed to fund approximately $45 million of future franchise capital expenditures, principally through leasing arrangements, approximately $26 million of which has been funded through December 28, 2002. We substantially completed the Taco Bell franchisee restructurings in 2002 and expect to finalize any remaining restructurings in the first quarter of 2003.

In the fourth quarter of 2000, Taco Bell also established a $15 million loan program to assist certain franchisees. All fundings had been advanced by the end of the first quarter of 2001. A remaining net balance of $7 million at December 28, 2002 for these notes receivable is included primarily in other assets.

We believe that the general improvement in business trends at Taco Bell has helped alleviate financial problems in the Taco Bell franchise system which were due to past downturns in sales. As described in the U.S. revenues section, Company same-store sales growth at Taco Bell increased 7% in 2002. This follows an 8% increase in Company same-store sales growth at Taco Bell in the fourth quarter of 2001. Generally, franchisees have experienced similar or better growth over these time frames. Accordingly, the cost of restructurings of Taco Bell franchise restaurants was less in 2002 than in 2001 and, though we continue to monitor this situation, we expect these costs to be less again in 2003.

In 2002 and 2001, the Company charged expenses of $8 million and $18 million, respectively, to ongoing operating profit related to allowances for doubtful Taco Bell franchise and license fee receivables. These costs are reported as part of franchise and license expenses. On an ongoing basis, we assess our exposure from franchise-related risks, which include estimated uncollectibility of franchise and license receivables, contingent lease liabilities, guarantees to support third party financial arrangements of franchisees and potential claims by franchisees. The contingent lease liabilities and guarantees are more fully discussed in the Lease Guarantees section of Note 24. Although the ultimate impact of these franchise financial issues cannot be predicted with certainty at this time, we have provided for our current estimate of the probable exposure as of December 28, 2002. It is reasonably possible that there will be additional costs; however, these costs are not expected to be material to quarterly or annual results of operations, financial condition or cash flows.

Impact of AmeriServe Bankruptcy Reorganization Process

See Note 25 for a discussion of the impact of the AmeriServe Food Distribution, Inc. (“AmeriServe”) bankruptcy reorganization process on the Company.

Impact of the Consolidation of an Unconsolidated Affiliate

At the beginning of 2001, we consolidated a previously unconsolidated affiliate in our Consolidated Financial Statements as a result of a change in our intent to temporarily retain control of this affiliate. As a result of this change, Company sales, restaurant margin and G&A increased approximately $100 million, $6 million and $9 million, respectively, in 2001. Also as a result of the change, franchise fees and equity income decreased approximately $4 million and $2 million, respectively, in 2001. At the date of consolidation, this previously unconsolidated affiliate operated over 100 stores.

Fifty-third Week in 2000

Our fiscal calendar results in a fifty-third week every 5 or 6 years. Fiscal year 2000 included a fifty-third week in the fourth quarter. The estimated favorable impact in net income was $10 million or $0.03 per diluted share in 2000. The following table summarizes the estimated favorable/(unfavorable) impact of the fifty-third week on system sales, revenues and ongoing operating profit in 2000:

	U.S.	International	Unallocated	Total
System sales	$ 230	$ 65	$ -	$ 295

Revenues
Company sales	$ 58	$ 18	$ -	$ 76
Franchise fees	9	2	-	11

Total revenues	$ 67	$ 20	$ -	$ 87

Ongoing operating profit
Franchise fees	$ 9	$ 2	$ -	$ 11
Restaurant margin	11	4	-	15
General and administrative
expenses	(3)	(2)	(2)	(7)

Ongoing operating profit	$ 17	$ 4	$ (2)	$ 19

The Company’s next fiscal year with fifty-three weeks will be 2005.

Worldwide Results of Operations

	2002	% B(W) vs. 2001		2001	% B(W) vs. 2000
Revenues
Company sales	$ 6,891	12		$ 6,138	(3)
Franchise and license fees	866	6		815	3

Total revenues	$ 7,757	12		$ 6,953	(2)

Company restaurant margin	$ 1,101	22		$ 906	(5)

% of Company sales	16.0%	1.2	ppts.	14.8%	(0.3)	ppts.

Ongoing operating profit	$ 1,035	16		$ 889	-
Facility actions net (loss) gain	(32)	NM		(1)	NM
Unusual items income	27	NM		3	NM

Operating profit	1,030	16		891	4
Interest expense, net	172	(8)		158	10
Income tax provision	275	(15)		241	11

Net income	$ 583	18		$ 492	19

Diluted earnings per share(a)	$ 1.88	16		$ 1.62	17

(a)	See Note 6 for the number of shares used in this calculation. See Note 12 for a discussion of the pro-forma impact of SFAS 142 on EPS in 2001.

Worldwide Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total
Balance at Dec. 30, 2000	6,123	1,844	19,287	3,163	30,417
New Builds	521	150	818	190	1,679
Acquisitions	361	(28)	(328)	(5)	-
Refranchising	(233)	(20)	253	-	-
Closures	(270)	(39)	(741)	(557)	(1,607)
Other (a)	(67)	93	(26)	-	-

Balance at Dec. 29, 2001	6,435	2,000	19,263	2,791	30,489
New Builds	585	165	748	146	1,644
Acquisitions (b)	905	41	1,164	(3)	2,107
Refranchising	(174)	(14)	188	-	-
Closures	(224)	(46)	(649)	(409)	(1,328)
Other	(1)	2	10	1	12

Balance at Dec. 28, 2002	7,526	2,148	20,724	2,526	32,924

% of Total	23%	6%	63%	8%	100%

(a)	Primarily includes 52 Company stores and 41 franchisee stores contributed to an unconsolidated affiliate in 2001.
(b)	Includes units that existed at the date of the acquisition of YGR on May 7, 2002.

Worldwide System Sales

System sales represents the combined sales of Company, unconsolidated affiliates, franchise and license restaurants. Sales of unconsolidated affiliates and franchise and license restaurants result in franchise and license fees for us but are not included in the Company sales figure we present on the Consolidated Statements of Income. However, we believe that system sales is useful to investors as a significant indicator of our Concepts’ market share and the overall strength of our business as it incorporates all of our revenue drivers, company and franchise same store sales as well as net unit development.

	2002	% B/(W) vs. 2001	2001	% B/(W) vs. 2000
System sales	$ 24,219	8	$ 22,328	1

System sales increased approximately $1,891 million or 8% in 2002. The impact from foreign currency translation was not significant. Excluding the favorable impact of the YGR acquisition, system sales increased 5%. The increase resulted from new unit development and same store sales growth, partially offset by store closures.

System sales increased $169 million or 1% in 2001, after a 2% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and lapping the fifty-third week in 2000, system sales increased 5%. This increase was driven by new unit development and same store sales growth, partially offset by store closures.

Worldwide Revenues

Company sales increased $753 million or 12% in 2002. The impact from foreign currency translation was not significant. Excluding the favorable impact of the YGR acquisition, Company sales increased 6%. The increase was driven by new unit development and same store sales growth. The increase was partially offset by refranchising and store closures.

Company sales decreased $167 million or 3% in 2001, after a 2% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and lapping the fifty-third week in 2000, Company sales were flat. An increase due to new unit development was offset by refranchising.

Franchise and license fees increased $51 million or 6% in 2002. The impact from foreign currency translation was not significant. Excluding the favorable impact of the YGR acquisition, franchise and license fees increased 4%. The increase was driven by new unit development and same store sales growth, partially offset by store closures.

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

Worldwide Company Restaurant Margin

	2002	2001	2000
Company sales	100.0%	100.0%	100.0%
Food and paper	30.6	31.1	30.8
Payroll and employee benefits	27.2	27.1	27.7
Occupancy and other operating expenses	26.2	27.0	26.4

Company restaurant margin	16.0%	14.8%	15.1%

Restaurant margin as a percentage of sales increased approximately 120 basis points in 2002. The increase included the favorable impact of approximately 50 basis points from the adoption of SFAS 142, partially offset by the unfavorable impact of approximately 15 basis points from the YGR acquisition. U.S. restaurant margin increased approximately 80 basis points and International restaurant margin increased approximately 210 basis points.

Restaurant margin as a percentage of sales decreased approximately 30 basis points in 2001. U.S. restaurant margin was flat and International restaurant margin declined approximately 120 basis points.

Worldwide General And Administrative Expenses

G&A expenses increased $117 million or 15% in 2002. Excluding the unfavorable impact of the YGR acquisition, G&A expenses increased 10%. The increase was primarily driven by higher compensation-related costs and higher corporate and project spending.

G&A expenses decreased $34 million or 4% in 2001. Excluding the favorable impact of lapping the fifty-third week in 2000, G&A expenses decreased 3%. The decrease was driven by lower corporate and project spending, the formation of unconsolidated affiliates and refranchising. The decrease was partially offset by higher compensation-related costs.

Worldwide Franchise and License Expenses

Franchise and license expenses decreased $10 million or 18% in 2002. The decrease was primarily attributable to lower allowances for doubtful franchise and license fee receivables and the favorable impact of lapping support costs related to the financial restructuring of certain Taco Bell franchisees in 2001. The decrease was partially offset by higher marketing support costs in certain international markets.

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

Other (income) expense increased $7 million or 28% in 2002. Equity income increased $3 million or 12%. The impact from foreign currency translation was not significant on equity income. The increase included a $4 million favorable impact from the adoption of SFAS 142.

Other (income) expense decreased $2 million or 8% in 2001. Equity income increased $1 million or 3%, after a 6% unfavorable impact from foreign currency translation.

Worldwide Facility Actions Net Loss (Gain)

We recorded facility actions net loss of $32 million in 2002 and $1 million in 2001 and facility actions net gain of $176 million in 2000. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 7 for a summary of the components of facility actions net loss (gain) by reportable operating segment.

Worldwide Ongoing Operating Profit

	2002	% B(W) vs. 2001	2001	% B(W) vs. 2000
United States	$ 825	14	$ 722	(3)
International	389	22	318	3
Unallocated and corporate expenses	(178)	(20)	(148)	9
Unallocated other income (expense)	(1)	59	(3)	NM

Ongoing operating profit	$ 1,035	16	$ 889	-

The changes in U.S. and International ongoing operating profit for 2002 and 2001 are discussed in the respective sections.

Unallocated and corporate expenses increased $30 million or 20% in 2002. The increase was primarily driven by higher compensation-related costs and higher corporate and project spending.

Unallocated and corporate expenses decreased $15 million or 9% in 2001. Excluding the favorable impact of lapping the fifty-third week in 2000, G&A decreased 8%. The decline was primarily due to lower corporate and project spending partially offset by higher compensation-related costs.

Worldwide Interest Expense, Net

	2002	2001	2000
Interest expense	$ 180	$ 172	$ 190
Interest income	(8)	(14)	(14)

Interest expense, net	$ 172	$ 158	$ 176

Net interest expense increased $14 million or 8% in 2002. Interest expense increased $8 million or 5% in 2002. Excluding the impact of the YGR acquisition, interest expense decreased 12%. The decrease was driven by a reduction in our average debt balance partially offset by an increase in our average interest rate. Our average interest rate increased due to a reduction in our variable-rate borrowings using proceeds from the issuance of longer term, fixed-rate notes.

Net interest expense decreased $18 million or 10% in 2001. The decrease was primarily due to a decrease in our average interest rate.

Worldwide Income Taxes

	2002	2001	2000
Reported
Income taxes	$ 275	$ 241	$ 271
Effective tax rate	32.1%	32.8%	39.6%

Ongoing(a)
Income taxes	$ 270	$ 243	$ 268
Effective tax rate	31.3%	33.1%	37.7%

(a)	Excludes the effects of facility actions net loss (gain) and unusual items (income) expense. See Note 7 for a discussion of these items.

The following table reconciles the U.S. federal statutory tax rate to our ongoing effective tax rate:

	2002	2001	2000
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.0	1.9	1.8
Foreign and U.S. tax effects attributable to foreign operations	(1.9)	0.2	(0.4)
Adjustments relating to prior years	(3.5)	(2.2)	5.3
Valuation allowance reversals	-	(1.7)	(4.0)
Other, net	(0.3)	(0.1)	-

Ongoing effective tax rate	31.3%	33.1%	37.7%

The 2002 ongoing effective tax rate decreased 1.8 percentage points to 31.3%. The decrease in the ongoing effective tax rate was primarily due to adjustments related to prior years and an increase in the benefit from claiming credit against our current and future U.S. income tax liability for foreign taxes paid, partially offset by reduced valuation allowance reversals. See Note 22 for a discussion of valuation allowances.

In 2002, the effective tax rate attributable to foreign operations was lower than the U.S. federal statutory rate primarily due to the benefit of claiming credit against our current and future U.S. income tax liability for foreign taxes paid.

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

U.S. Results of Operations

	2002	% B(W) vs. 2001		2001	% B(W) vs. 2000
Revenues
Company sales	$ 4,778	11		$ 4,287	(5)
Franchise and license fees	569	5		540	2

Total revenues	$ 5,347	11		$ 4,827	(5)

Company restaurant margin	$ 764	18		$ 649	(5)

% of Company sales	16.0%	0.8	ppts.	15.2%	-

Ongoing operating profit	$ 825	14		$ 722	(3)

U.S. Restaurant Unit Activity

	Company	Unconsolidated Affiliates(a)	Franchisees	Licensees	Total
Balance at Dec. 30, 2000	4,302	-	12,862	2,873	20,037
New Builds	183	-	265	182	630
Acquisitions	136	-	(133)	(3)	-
Refranchising	(155)	-	155	-	-
Closures	(182)	-	(416)	(507)	(1,105)

Balance at Dec. 30, 2001	4,284	-	12,733	2,545	19,562
New Builds	210	4	233	136	583
Acquisitions (b)	899	-	1,001	(3)	1,897
Refranchising	(47)	-	47	-	-
Closures	(153)	-	(351)	(382)	(886)
Other (c)	-	-	-	(30)	(30)

Balance at Dec. 28, 2002	5,193	4	13,663	2,266	21,126

% of Total	24%	-	65%	11%	100%

(a)	Represents 4 Yan Can units.
(b)	Includes units that existed at the date of the acquisition of YGR on May 7, 2002.
(c)	Represents licensee units transferred from U.S. to International.

U.S. System Sales

	2002	% B(W) vs. 2001	2001	% B(W) vs. 2000
System sales	$15,839	9	$14,596	1

System sales increased approximately $1,243 million or 9% in 2002. Excluding the favorable impact of the YGR acquisition, system sales increased 4%. The increase resulted from same store sales growth and new unit development, partially offset by store closures.

System sales increased $82 million or 1% in 2001. Excluding the unfavorable impact of lapping the fifty-third week in 2000, system sales increased 2%. The increase was driven by new unit development and same store sales growth at KFC and Pizza Hut, partially offset by store closures.

U.S. Revenues

Company sales increased $491 million or 11% in 2002. Excluding the favorable impact of the YGR acquisition, company sales increased 3%. The increase was driven by new unit development and same store sales growth. The increase was partially offset by store closures and refranchising.

For 2002, blended Company same store sales for KFC, Pizza Hut and Taco Bell were up 2% due to increases in both transactions and average guest check. Same store sales at Taco Bell increased 7%, primarily driven by a 4% increase in transactions. Same store sales at both Pizza Hut and KFC were flat due to a 2% increase in average guest check offset by transaction declines.

Company sales decreased $246 million or 5% in 2001. Excluding the unfavorable impact of lapping the fifty-third week in 2000, Company sales decreased 4%. The decrease was driven by refranchising, partially offset by new unit development.

For 2001, blended Company same store sales for KFC, Pizza Hut and Taco Bell were up 1% on a comparable fifty-two week basis. An increase in the average guest check was partially offset by transaction declines. Same store sales at KFC were up 3%, primarily due to an increase in transactions. Same store sales at both Pizza Hut and Taco Bell were flat. A 2% increase in the average guest check at Pizza Hut and a 3% increase in the average guest check at Taco Bell were both offset by transaction declines.

Franchise and license fees increased $29 million or 5% in 2002. Excluding the favorable impact of the YGR acquisition, franchise and license fees increased 3%. The increase was driven by same store sales growth and new unit development, partially offset by store closures.

Franchise and license fees grew $11 million or 2% in 2001. Excluding the unfavorable impact of lapping the fifty-third week in 2000, franchise and license fees increased 4%. The increase was driven by units acquired from us and new unit development, partially offset by store closures.

U.S. Company Restaurant Margin

	2002	2001	2000
Company sales	100.0%	100.0%	100.0%
Food and paper	28.2	28.6	28.6
Payroll and employee benefits	30.9	30.6	30.8
Occupancy and other operating expenses	24.9	25.6	25.4

Company restaurant margin	16.0%	15.2%	15.2%

Restaurant margin as a percentage of sales increased approximately 80 basis points in 2002. The increase includes the favorable impact of approximately 50 basis points from the adoption of SFAS 142, which was partially offset by the unfavorable impact of approximately 20 basis points from the YGR acquisition. The increase was primarily driven by the favorable impact of same store sales growth on margin and lower food and paper costs, partially offset by an increase in labor costs. The decrease in food and paper costs was primarily driven by cheese costs. The increase in labor costs was primarily driven by wage rates.

Restaurant margin as a percentage of sales was flat in 2001. The favorable impact of same store sales growth on margin was offset by increases in occupancy and other costs, food and paper costs and labor costs. The increase in food and paper costs was primarily driven by cheese costs. The increase in labor costs was primarily driven by wage rates.

U.S. Ongoing Operating Profit

Ongoing operating profit increased $103 million or 14% in 2002, including a 3% favorable impact from the adoption of SFAS 142. Excluding the favorable impact of both SFAS 142 and the YGR acquisition, ongoing operating profit increased 8%. The increase was driven by same store sales growth and the favorable impact of lapping franchise support costs related to the restructuring of certain Taco Bell franchisees in 2001. The increase was partially offset by higher restaurant operating costs, primarily due to higher labor costs, and the unfavorable impact of refranchising and store closures. The higher labor costs were driven by wage rates.

Ongoing operating profit decreased $20 million or 3% in 2001. Excluding the unfavorable impact of lapping the fifty-third week in 2000, ongoing operating profit decreased 1%. The decrease was driven by the unfavorable impact of refranchising and store closures, higher restaurant operating costs and higher franchise support costs related to the restructuring of certain Taco Bell franchisees. The decrease was partially offset by same store sales growth and new unit development.

International Results of Operations

	2002	% B(W) vs. 2001		2001	% B(W) vs. 2000
Revenues
Company sales	$2,113	14		$1,851	5
Franchise and license fees	297	8		275	6

Total revenues	$2,410	13		$2,126	5

Company restaurant margin	$ 337	31		$ 257	(4)

% of Company sales	16.0%	2.1	ppts.	13.9%	(1.2)	ppts.

Ongoing operating profit	$ 389	22		$ 318	3

International Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total
Balance at Dec. 30, 2000	1,821	1,844	6,425	290	10,380
New Builds	338	150	553	8	1,049
Acquisitions	225	(28)	(195)	(2)	-
Refranchising	(78)	(20)	98	-	-
Closures	(88)	(39)	(325)	(50)	(502)
Other(a)	(67)	93	(26)	-	-

Balance at Dec. 29, 2001	2,151	2,000	6,530	246	10,927
New Builds	375	161	515	10	1,061
Acquisitions (b)	6	41	163	-	210
Refranchising	(127)	(14)	141	-	-
Closures	(71)	(46)	(298)	(27)	(442)
Other(c)	(1)	2	10	31	42

Balance at Dec. 28, 2002	2,333	2,144	7,061	260	11,798

% of Total	20%	18%	60%	2%	100%

(a)	Primarily includes 52 Company stores and 41 franchisee stores contributed to an unconsolidated affiliate in 2001.
(b)	Includes units that existed at the date of the acquisition of YGR on May 7, 2002.
(c)	Primarily represents licensee units transferred from U.S. to International in 2002.

International System Sales

	2002	% B(W) vs. 2001	2001	% B(W) vs. 2000
System sales	$8,380	8	$7,732	1

System sales increased approximately $648 million or 8% in 2002, after a 1% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation and the favorable impact of the YGR acquisition, system sales increased 8%. The increase resulted from new unit development and same store sales growth, partially offset by store closures.

System sales increased approximately $87 million or 1% in 2001, after a 7% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and lapping the fifty-third week in 2000, system sales increased 9%. The increase was driven by new unit development and same store sales growth, partially offset by store closures.

International Revenues

Company sales increased $262 million or 14% in 2002, after a 1% favorable impact from foreign currency translation. The increase was driven by new unit development, partially offset by refranchising and store closures. The unfavorable impact of refranchising primarily resulted from the sale of the Singapore business in the third quarter of 2002.

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

Franchise and license fees increased $22 million or 8% in 2002, after a 1% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation and the favorable impact of the YGR acquisition, franchise and license fees increased 8%. The increase was driven by new unit development and same store sales growth, partially offset by store closures.

Franchise and license fees increased $16 million or 6% in 2001, after a 6% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and lapping the fifty-third week in 2000, franchise and license fees increased 13%. The increase was driven by new unit development, same store sales growth and the contribution of Company stores to new unconsolidated affiliates. The increase was partially offset by store closures.

International Company Restaurant Margin

	2002	2001	2000
Company sales	100.0%	100.0%	100.0%
Food and paper	36.1	36.9	36.5
Payroll and employee benefits	18.7	19.1	19.5
Occupancy and other operating expenses	29.2	30.1	28.9

Company restaurant margin	16.0%	13.9%	15.1%

Restaurant margin as a percentage of sales increased approximately 210 basis points in 2002, including the favorable impact of approximately 60 basis points from the adoption of SFAS 142. The increase was primarily driven by the favorable impact of lower restaurant operating costs and the elimination of lower average margin units through store closures. Lower restaurant operating costs primarily resulted from lower food and paper costs, partially offset by higher labor costs.

Restaurant margin as a percentage of sales decreased approximately 120 basis points in 2001. The decrease was primarily attributable to higher restaurant operating costs and the acquisition of below average margin stores from franchisees. The decrease was partially offset by the favorable impact of same store sales growth.

International Ongoing Operating Profit

Ongoing operating profit increased $71 million or 22% in 2002, after a 1% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation and the favorable impact from the adoption of SFAS 142, ongoing operating profit increased 17%. The increase was driven by new unit development and the favorable impact of lower restaurant operating costs, primarily lower cost of food and paper. The increase was partially offset by higher G&A expenses, primarily compensation-related costs.

Ongoing operating profit increased $9 million or 3% in 2001, after a 7% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of foreign currency translation and lapping the fifty-third week in 2000, ongoing operating profit increased 12%. The increase was driven by new unit development and same store sales growth, partially offset by higher restaurant operating costs.

Consolidated Cash Flows

Net cash provided by operating activities was $1,088 million compared to $832 million in 2001. Excluding the impact of the AmeriServe bankruptcy reorganization process, cash provided by operating activities was $1,043 million versus $704 million in 2001. This increase was primarily driven by higher operating profit and timing of tax receipts and payments.

In 2001, net cash provided by operating activities was $832 million compared to $491 million in 2000. Excluding the impact of the AmeriServe bankruptcy reorganization process, cash provided by operating activities was $704 million versus $734 million in 2000.

Net cash used in investing activities was $885 million versus $503 million in 2001. The increase in cash used was primarily due to the acquisition of YGR and higher capital spending in 2002, partially offset by the acquisition of fewer restaurants from franchisees in 2002.

In 2001, net cash used in investing activities was $503 million versus $237 million in 2000. The increase in cash used was primarily due to lower gross refranchising proceeds as a result of selling fewer restaurants in 2001 and increased acquisitions of restaurants from franchisees and capital spending. The increase was partially offset by lapping the funding of a debtor-in-possession revolving credit facility to AmeriServe in 2000.

Although we report gross proceeds in our Consolidated Statements of Cash Flows, we also consider refranchising proceeds on an “after-tax” basis. We define after-tax proceeds as gross refranchising proceeds less the settlement of working capital liabilities (primarily accounts payable and property taxes) related to the units refranchised and payment of taxes on the gains. The after-tax proceeds can be used to pay down debt or repurchase shares. After-tax proceeds were approximately $71 million in 2002 which reflects a 21% decrease from 2001. This decrease was due to the refranchising of fewer restaurants in 2002 versus 2001.

Net cash used in financing activities was $187 million versus $352 million in 2001. The decrease is primarily due to lower debt repayments and higher proceeds from stock option exercises versus 2001, partially offset by higher shares repurchased in 2002.

In 2001, net cash used in financing activities was $352 million compared to $207 million in 2000. The increase in cash used is primarily due to higher repayment of debt, partially offset by fewer shares repurchased in 2001 compared to 2000.

In November 2002, our Board of Directors authorized a new share repurchase program. This program authorizes us to repurchase, through November 20, 2004, up to $300 million of our outstanding Common Stock (excluding applicable transaction fees). During 2002, we repurchased approximately 1.2 million shares for approximately $28 million under this program.

In February 2001, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase up to $300 million of our outstanding Common Stock (excluding applicable transaction fees). This share repurchase program was completed in 2002. During 2002, we repurchased approximately 7.0 million shares for approximately $200 million under this program. During 2001, we repurchased approximately 4.8 million shares for approximately $100 million.

In September 1999, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase up to $350 million of our outstanding Common Stock (excluding applicable transaction fees). This share repurchase program was completed in 2000. During 2000, we repurchased approximately 12.8 million shares for approximately $216 million.

See Note 21 for a discussion of the share repurchase programs.

Financing Activities

On June 25, 2002, we closed on a new $1.4 billion senior unsecured Revolving Credit Facility (the “New Credit Facility”). The New Credit Facility replaced the existing bank credit agreement which was comprised of a senior unsecured Term Loan Facility and a $1.75 billion senior unsecured Revolving Credit Facility (collectively referred to as the “Old Credit Facilities”) that were scheduled to mature on October 2, 2002. On December 27, 2002, we voluntarily reduced our maximum borrowings under the New Credit Facility from $1.4 billion to $1.2 billion. The New Credit Facility matures on June 25, 2005. We used the initial borrowings under the New Credit Facility to repay the indebtedness under the Old Credit Facilities.

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

Under the terms of the New Credit Facility, we may borrow up to the maximum borrowing limit less outstanding letters of credit. At December 28, 2002, our unused New Credit Facility totaled $0.9 billion, net of outstanding letters of credit of $0.2 billion. The interest rate for borrowings under the New Credit Facility ranges from 1.00% to 2.00% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.65% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 1%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest is payable at least quarterly. In the third quarter of 2002, we capitalized debt issuance costs of approximately $9 million related to the New Credit Facility. These debt issuance costs will be amortized into interest expense over the life of the New Credit Facility.

In June 2002, we issued $400 million of 7.70% Senior Unsecured Notes due July 1, 2012 (the “2012 Notes”). The net proceeds from the issuance of the 2012 Notes were used to repay indebtedness under the New Credit Facility. Interest on the 2012 Notes is payable January 1 and July 1 of each year and commenced on January 1, 2003. We capitalized debt issuance costs of approximately $5 million related to the 2012 Notes in third quarter of 2002. Subsequent to this issuance, we have $150 million available for issuance under a $2 billion shelf registration filed in 1997.

As discussed in Note 4, upon the acquisition of YGR, we assumed approximately $168 million in present value of future rent obligations related to certain sale-leaseback agreements entered into by YGR involving approximately 350 LJS units. As a result of liens held by the buyer/lessor on certain personal property within the units, the sale-leaseback agreements have been accounted for as financings and are reflected as debt in our Consolidated Financial Statements as of December 28, 2002. Rental payments made under these agreements will be made on a monthly basis through 2019 with an effective interest rate of approximately 11%.

Consolidated Financial Condition

Assets increased $975 million or 22% to $5.4 billion. This increase was primarily due to the acquisition of YGR and the impact of capital spending. The decrease in the allowance for doubtful accounts from $77 million to $42 million was primarily the result of recoveries related to the AmeriServe bankruptcy reorganization process (see Note 25) and the write-off of receivables previously fully reserved. The increase in assets classified as held for sale is due primarily to classification of our Puerto Rico market as held for sale during the fourth quarter of 2002.

Liabilities increased $485 million or 11% to $4.8 billion. The increase was primarily due to additional financing associated with the acquisition of YGR. As discussed in Note 14, the decrease in short-term borrowings of $550 million and the increase in long-term debt of $747 million are primarily the result of the replacement of our Old Credit Facilities that were to expire in October 2002 with the New Credit Facility that will expire in 2005. The increase in current income taxes payable was primarily the result of a reclassification from other liabilities and deferred credits for taxes that are now expected to be paid within the next twelve months.

Liquidity

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our franchise operations, which require a limited YUM investment in operating assets. Typically, our cash flows include a significant amount of discretionary capital spending. Though a decline in revenues could adversely impact our cash flows from operations, we believe our operating cash flows and ability to adjust discretionary capital spending and borrow funds will allow us to meet our cash requirements in 2003 and beyond.

Significant contractual obligations and payments as of December 28, 2002 due by period included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-term debt(a)	$ 2,173	$ 2	$ 508	$ 207	$ 1,456
Short-term borrowings	134	134	-	-	-

Debt excluding capital leases	2,307	136	508	207	1,456
Capital leases(b)	181	14	27	23	117
Operating leases(b)	1,974	276	456	337	905
Franchisee financing commitments	19	9	10	-	-

Total contractual obligations	$ 4,481	$ 435	$ 1,001	$ 567	$ 2,478

(a)	Excludes a fair value adjustment of $44 million included in debt related to interest swaps that hedge the fair value of a portion of our debt.
(b)	These obligations, which are shown on a nominal basis, relate to approximately 5,600 restaurants.

See Note 14 for a discussion of short-term borrowings and long-term debt and Note 15 for a discussion of leases.

In addition, we have certain other commercial commitments where payment is contingent upon the occurrence of certain events. As of December 28, 2002, the maximum exposure under these commercial commitments, which are shown on a nominal basis, included:

Contingent liabilities associated with lease assignments or guarantees	$388
Standby letters of credit(a)	193
Guarantees of unconsolidated affiliates’ debt(b)	26
Other commercial commitments	27

(a)	Includes $32 million related to guarantees of financial arrangements of franchisees, which are supported by stand-by letters of credit.
(b)

As of December 28, 2002, this debt totaled approximately $152 million, our share of which was approximately $77 million. As noted above, we have guaranteed $26 million of this total debt obligation. Our unconsolidated affiliates had total assets of over $1 billion as of year-end 2002 and total revenues of approximately $1.8 billion in 2002.

See Notes 14 and 24 for a further discussion of these commitments.

Other Significant Known Events, Trends or Uncertainties Expected to Impact 2003 Operating Profit Comparisons with 2002

New Accounting Pronouncements

See Note 2.

Pension Plan Funded Status

Certain of our employees are covered under noncontributory defined benefit pension plans. The most significant of these plans was amended in 2001 such that employees hired after September 30, 2001 are no longer eligible to participate. As of our September 30, 2002 measurement date, these plans had a projected benefit obligation (“PBO”) of $501 million, an accumulated benefit obligation (“ABO”) of $448 million and a fair value of plan assets of $251 million. Subsequent to the measurement date but prior to December 28, 2002, we made an additional $25 million contribution to the plans which is not included in this fair value of plan assets. As a result of the $250 million underfunded status of the plans relative to the PBO at September 30, 2002, we have recorded a $71 million charge to shareholders’ equity (net of tax of $43 million) as of December 28, 2002.

The PBO and ABO reflect the actuarial present value of all benefits earned to date by employees. The PBO incorporates assumptions as to future compensation levels while the ABO reflects only current compensation levels. Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBO and ABO are highly sensitive to changes in discount rates. We measured our PBO and ABO using a discount rate of 6.85% at September 30, 2002. A 50 basis point increase in this discount rate would have decreased our PBO by approximately $49 million at September 30, 2002. Conversely, a 50 basis point decrease in this discount rate would have increased our PBO by approximately $56 million at September 30, 2002.

Due to recent stock market declines, our pension plan assets have experienced losses in value in 2002 and 2001 totaling approximately $75 million. We changed our expected long-term rate of return on plan assets from 10% to 8.5% for the determination of our 2002 expense. We believe that this assumption is appropriate given the composition of our plan assets and historical market returns thereon. This change resulted in the recognition of approximately $5 million in incremental expense in comparison to 2001. We will continue to use the 8.5% expected rate of return on plan assets assumption for the determination of pension expense in 2003. Given no change to the market-related value of our plan assets as of September 30, 2002, a one percentage point increase or decrease in our expected rate of return on plan assets assumption would decrease or increase, respectively, our pension plan expense by approximately $3 million.

The losses our plan assets have experienced, along with the decrease in discount rates, have largely contributed to the unrecognized actuarial loss of $169 million in our plans as of September 30, 2002. For purposes of determining 2002 expense our funded status was such that we recognized $1 million of unrecognized actuarial loss in 2002. We will recognize approximately $7 million of unrecognized actuarial loss in 2003. Given no change to the assumptions at our September 30, 2002 measurement date, actuarial loss recognition will increase gradually over the next few years, however, we do not believe the increase will materially impact our results of operations.

In total, we expect pension expense to increase approximately $14 million to $41 million in 2003. We have incorporated this incremental expense into our operating plans and outlook. The increase is driven by an increase in interest cost because of the higher PBO and the recognition of actuarial losses as discussed in the preceding paragraph. Service cost will also increase as a result of the lower discount rate, though as previously mentioned the plans are closed to new participants. A 50 basis point change in our discount rate assumption of 6.85% at September 30, 2002 would impact our pension expense by approximately $11 million.

We do not believe that the underfunded status of the pension plans will materially affect our financial position or cash flows in 2003 or future years. Given current funding levels and discount rates we would anticipate making contributions to fully fund the pension plans over the course of the next five years. We believe that our cash flows from operating activities of approximately $1 billion per year are sufficient to allow us to make necessary contributions to the plans, and anticipated fundings have been incorporated into our cash flow projections. We have included known and expected increases in our pension expense as well as future expected plan contributions in our operating plans and outlook.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to financial market risks associated with interest rates, foreign currency exchange rates and commodity prices. In the normal course of business and in accordance with our policies, we manage these risks through a variety of strategies, which may include the use of derivative financial and commodity instruments to hedge our underlying exposures. Our policies prohibit the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use.

Interest Rate Risk

We have a significant market risk exposure to changes in interest rates, principally in the United States. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. These swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the related debt.

At December 28, 2002 and December 29, 2001, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $6 million and $4 million, respectively, in annual income before taxes. The estimated reductions are based upon the unhedged portion of our variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at December 28, 2002 and December 29, 2001 would decrease approximately $8 million and $5 million, respectively. The fair value of our Senior Unsecured Notes at December 28, 2002 and December 29, 2001 would decrease approximately $93 million and $72 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International ongoing operating profit constitutes approximately 32% of our ongoing operating profit in 2002, excluding unallocated and corporate expenses. In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1 billion as of December 28, 2002. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific, the Americas and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows. For the fiscal year ended December 28, 2002, operating profit would have decreased $43 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

We attempt to minimize the exposure related to our investments in foreign operations by financing those investments with local currency debt when practical. In addition, we attempt to minimize the exposure related to foreign currency denominated financial instruments by purchasing goods and services from third parties in local currencies when practical. Consequently, foreign currency denominated financial instruments consist primarily of intercompany short-term receivables and payables. At times, we utilize forward contracts to reduce our exposure related to these foreign currency denominated financial instruments. The notional amount and maturity dates of these contracts match those of the underlying receivables or payables such that our foreign currency exchange risk related to these instruments is eliminated.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts entered into for the fiscal years ended December 28, 2002, and December 29, 2001, did not significantly impact our financial position, results of operations or cash flows.

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

Company risks and uncertainties include, but are not limited to, potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo, Inc.; our substantial debt leverage and the attendant potential restriction on our ability to borrow in the future, as well as our substantial interest expense and principal repayment obligations; potential unfavorable variances between estimated and actual liabilities; our ability to secure distribution of products and equipment to our restaurants on favorable economic terms and our ability to ensure adequate supply of restaurant products and equipment in our stores; the ongoing financial viability of our franchisees and licensees; volatility of actuarially determined losses and loss estimates; and adoption of new or changes in accounting policies and practices including pronouncements promulgated by standard setting bodies.

Industry risks and uncertainties include, but are not limited to, global and local business, economic and political conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; volatility of commodity costs; increases in minimum wage and other operating costs; availability and cost of land and construction; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets and changes in currency exchange and interest rates; any adverse economic or operational repercussions from terrorist activities and any governmental response thereto; and war or risk of war.

Item	8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL INFORMATION

Page Reference
Consolidated Financial Statements
Consolidated Statements of Income for the fiscal years ended December 28, 2002,
December 29, 2001 and December 30, 2000	42
Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2002,
December 29, 2001 and December 30, 2000	43
Consolidated Balance Sheets at December 28, 2002 and December 29, 2001	44
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income
for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000
45
Notes to Consolidated Financial Statements	46
Management’s Responsibility for Financial Statements	80
Report of Independent Auditors	81
Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above listed financial statements or notes thereto.

Consolidated Statements of Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000
(in millions, except per share data)

	2002	2001	2000
Revenues
Company sales	$ 6,891	$ 6,138	$ 6,305
Franchise and license fees	866	815	788

	7,757	6,953	7,093

Costs and Expenses, net
Company restaurants
Food and paper	2,109	1,908	1,942
Payroll and employee benefits	1,875	1,666	1,744
Occupancy and other operating expenses	1,806	1,658	1,665

	5,790	5,232	5,351
General and administrative expenses	913	796	830
Franchise and license expenses	49	59	49
Other (income) expense	(30)	(23)	(25)
Facility actions net loss (gain)	32	1	(176)
Unusual items (income) expense	(27)	(3)	204

Total costs and expenses, net	6,727	6,062	6,233

Operating Profit	1,030	891	860
Interest expense, net	172	158	176

Income Before Income Taxes	858	733	684
Income tax provision	275	241	271

Net Income	$ 583	$ 492	$ 413

Basic Earnings Per Common Share	$ 1.97	$ 1.68	$ 1.41

Diluted Earnings Per Common Share	$ 1.88	$ 1.62	$ 1.39

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000
(in millions)

	2002	2001	2000
Cash Flows - Operating Activities
Net income	$ 583	$ 492	$ 413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	370	354	354
Facility actions net loss (gain)	32	1	(176)
Unusual items (income) expense	-	(6)	120
Other liabilities and deferred credits	(38)	(11)	(5)
Deferred income taxes	21	(72)	(51)
Other non-cash charges and credits, net	36	15	43
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	32	116	(161)
Inventories	11	(8)	11
Prepaid expenses and other current assets	19	(3)	(3)
Accounts payable and other current liabilities	(37)	(13)	(94)
Income taxes payable	59	(33)	40

Net change in operating working capital	84	59	(207)

Net Cash Provided by Operating Activities	1,088	832	491

Cash Flows - Investing Activities
Capital spending	(760)	(636)	(572)
Proceeds from refranchising of restaurants	81	111	381
Acquisition of Yorkshire Global Restaurants, Inc.	(275)	-	-
Acquisition of restaurants from franchisees	(13)	(108)	(24)
AmeriServe funding, net	-	-	(70)
Short-term investments	9	27	(21)
Sales of property, plant and equipment	58	57	64
Other, net	15	46	5

Net Cash Used in Investing Activities	(885)	(503)	(237)

Cash Flows - Financing Activities
Proceeds from Senior Unsecured Notes	398	842	-
Revolving Credit Facility activity, by original maturity
Three months or less, net	59	(943)	82
Proceeds from long-term debt	-	1	-
Repayments of long-term debt	(511)	(258)	(99)
Short-term borrowings-three months or less, net	(15)	58	(11)
Repurchase shares of common stock	(228)	(100)	(216)
Employee stock option proceeds	125	58	46
Other, net	(15)	(10)	(9)

Net Cash Used in Financing Activities	(187)	(352)	(207)

Effect of Exchange Rate on Cash and Cash Equivalents	4	-	(3)

Net Increase (Decrease) in Cash and Cash Equivalents	20	(23)	44
Cash and Cash Equivalents - Beginning of Year	110	133	89

Cash and Cash Equivalents - End of Year	$ 130	$ 110	$ 133

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
YUM! Brands, Inc. and Subsidiaries
December 28, 2002 and December 29, 2001
(in millions)

	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$ 130	$ 110
Short-term investments, at cost	27	35
Accounts and notes receivable, less allowance: $42 in 2002 and $77 in 2001	168	190
Inventories	63	56
Assets classified as held for sale	111	44
Prepaid expenses and other current assets	110	114
Deferred income taxes	121	79

Total Current Assets	730	628
Property, plant and equipment, net	3,037	2,737
Goodwill, net	485	59
Intangible assets, net	364	399
Investments in unconsolidated affiliates	229	213
Other assets	555	389

Total Assets	$ 5,400	$ 4,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$ 1,166	$ 1,032
Income taxes payable	208	114
Short-term borrowings	146	696

Total Current Liabilities	1,520	1,842
Long-term debt	2,299	1,552
Other liabilities and deferred credits	987	927

Total Liabilities	4,806	4,321

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	-	-
Common stock, no par value, 750 shares authorized; 294 shares and 293 shares issued in
2002 and 2001, respectively	1,046	1,097
Accumulated deficit	(203)	(786)
Accumulated other comprehensive income (loss)	(249)	(207)

Total Shareholders’ Equity	594	104

Total Liabilities and Shareholders’ Equity	$ 5,400	$ 4,425

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000
(in millions)

	Issued Common Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Total

Balance at December 25, 1999	302	$ 1,264	$ (1,691)	$ (133)	$(560)

Net income			413		413
Foreign currency translation adjustment				(44)	(44)

Comprehensive Income					369
Repurchase of shares of common stock	(12)	(216)			(216)
Employee stock option exercises (includes tax
benefits of $5 million)	4	46			46
Compensation-related events		39			39

Balance at December 30, 2000	294	$ 1,133	$ (1,278)	$ (177)	$(322)

Net income			492		492
Foreign currency translation adjustment				(5)	(5)
Net unrealized loss on derivative instruments
(net of tax benefits of $1 million)				(1)	(1)
Minimum pension liability adjustment
(net of tax benefits of $14 million)				(24)	(24)

Comprehensive Income					462
Repurchase of shares of common stock	(5)	(100)			(100)
Employee stock option exercises (includes tax
benefits of $13 million)	4	58			58
Compensation-related events		6			6

Balance at December 29, 2001	293	$ 1,097	$ (786)	$ (207)	$ 104

Net income			583		583
Foreign currency translation adjustment				6	6
Net unrealized loss on derivative instruments
(net of tax benefits of $1 million)				(1)	(1)
Minimum pension liability adjustment
(net of tax benefits of $29 million)				(47)	(47)

Comprehensive Income					541
Repurchase of shares of common stock	(8)	(228)			(228)
Employee stock option exercises (includes tax
benefits of $49 million)	9	174			174
Compensation-related events		3			3

Balance at December 28, 2002	294	$ 1,046	$ (203)	$ (249)	$ 594

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

On May 16, 2002, Tricon Global Restaurants, Inc. changed its name to YUM! Brands, Inc. in order to better reflect our expanding portfolio of brands. In addition, on the same day, Tricon Restaurants International changed its name to YUM! Restaurants International.

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell and since May 7, 2002, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”), which were added when we acquired Yorkshire Global Restaurants, Inc. (“YGR”). YUM is the world’s largest quick service restaurant company based on the number of system units, with nearly 33,000 units in more than 100 countries and territories of which approximately 36% are located outside the U.S. YUM was created as an independent, publicly owned company on October 6, 1997 (the “Spin-off Date”) via a tax-free distribution by our former parent, PepsiCo, Inc. (“PepsiCo”), of our Common Stock (the “Distribution” or “Spin-off”) to its shareholders. References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us ” or “our.”

Through our widely-recognized Concepts, we develop, operate, franchise and license a system of both traditional and non-traditional quick service restaurants. Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices. Our traditional restaurants feature dine-in, carryout and, in some instances, drive-thru or delivery service. Non-traditional units, which are principally licensed outlets, include express units and kiosks which have a more limited menu and operate in non-traditional locations like airports, gasoline service stations, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. We are actively pursuing the strategy of multibranding, where two or more of our Concepts are operated in a single unit. In addition, we are testing multibranding options involving one of our Concepts and a restaurant concept not owned or affiliated with YUM.

Note 2 - Summary of Significant Accounting Policies

Our preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Principles of Consolidation and Basis of Preparation. Intercompany accounts and transactions have been eliminated. Certain investments in businesses that operate our Concepts are accounted for by the equity method. Generally, we possess 50% ownership of and 50% voting rights over these affiliates. Our lack of majority voting rights precludes us from controlling these affiliates, and thus we do not consolidate these affiliates. Our share of the net income or loss of those unconsolidated affiliates is included in other (income) expense.

We participate in various advertising cooperatives with our franchisees and licensees. In certain of these cooperatives we possess majority voting rights, and thus control the cooperatives. We have previously netted assets of the cooperatives we control with the related advertising payables. We have shown the assets and liabilities of these cooperatives on a gross basis in the Consolidated Balance Sheet for December 28, 2002, and reclassified amounts in the Consolidated Balance Sheet for December 29, 2001 accordingly. As the contributions are designated for advertising expenditures, any cash held by these cooperatives is considered restricted and is included in prepaid expenses and other current assets. Such restricted cash was approximately $44 million and $18 million at December 28, 2002 and December 29, 2001, respectively. Additionally, these cooperatives had receivables from franchisees of $13 million and $15 million and other current assets of $3 million and $4 million at December 28, 2002 and December 29, 2001, respectively, which have been included in our Consolidated Balance Sheets. As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions. Thus, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue,” we do not reflect franchisee and licensee contributions to these cooperatives in our Consolidated Statements of Income.

Fiscal Year. Our fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every five or six years. Fiscal year 2000 included 53 weeks. The Company’s next fiscal year with 53 weeks will be 2005. The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 17 weeks in fiscal years with 53 weeks and 16 weeks in fiscal years with 52 weeks. Our subsidiaries operate on similar fiscal calendars with period end dates suited to their businesses. The subsidiaries’ period end dates are within one week of YUM’s period end date with the exception of our international businesses, which close one period or one month earlier to facilitate consolidated reporting.

Reclassifications. We have reclassified certain items in the accompanying Consolidated Financial Statements and Notes thereto for prior periods to be comparable with the classification we adopted for the fiscal year ended December 28, 2002. These reclassifications had no effect on previously reported net income.

Franchise and License Operations. We execute franchise or license agreements for each unit which sets out the terms of our arrangement with the franchisee or licensee. Our franchise and license agreements typically require the franchisee or licensee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

We recognize initial fees as revenue when we have performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store. We recognize continuing fees as earned with an appropriate provision for estimated uncollectible amounts, which is included in franchise and license expenses. We recognize renewal fees in income when a renewal agreement becomes effective. We include initial fees collected upon the sale of a restaurant to a franchisee in refranchising gains (losses). Fees for development rights are capitalized and amortized over the life of the development agreement.

We incur expenses that benefit both our franchise and license communities and their representative organizations and our company operated restaurants. These expenses, along with other costs of sales and servicing of franchise and license agreements are charged to general and administrative expenses as incurred. Certain direct costs of our franchise and license operations are charged to franchise and license expenses. These costs include provisions for estimated uncollectible fees, franchise and license marketing funding, amortization expense for franchise related intangible assets and certain other direct incremental franchise and license support costs. Franchise and license expenses also includes rental income from subleasing restaurants to franchisees net of the related occupancy costs.

We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe that our franchisees or licensees are unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Included in franchise and license expenses are provisions for uncollectible franchise and license receivables of $15 million, $24 million and $30 million in 2002, 2001 and 2000, respectively.

Direct Marketing Costs. We report substantially all of our direct marketing costs in occupancy and other operating expenses. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year. To the extent we participate in advertising cooperatives, we expense our contributions as incurred. At the end of 2002 and 2001, we had deferred marketing costs of $8 million and $2 million, respectively. Our advertising expenses were $384 million, $328 million and $325 million in 2002, 2001 and 2000, respectively.

Research and Development Expenses. Research and development expenses, which we expense as incurred, were $23 million in 2002, $23 million in 2001 and $24 million in 2000.

Impairment or Disposal of Long-Lived Assets. Effective December 30, 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 retained many of the fundamental provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), but resolved certain implementation issues associated with that Statement. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated results of operations.

In accordance with SFAS 144, we review our long-lived assets related to each restaurant to be held and used in the business, including any allocated intangible assets subject to amortization, semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate restaurants using a “two-year history of operating losses” as our primary indicator of potential impairment. Based on the best information available, we write down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. We generally measure estimated fair market value by discounting estimated future cash flows. In addition, when we decide to close a restaurant it is reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

Store closure costs include costs of disposing of the assets as well as other facility-related expenses from previously closed stores. These store closure costs are expensed as incurred. Additionally, at the date the closure is considered probable, we record a liability for the net present value of any remaining operating lease obligations subsequent to the expected closure date, net of estimated sublease income, if any.

Refranchising gains (losses) includes the gains or losses from the sales of our restaurants to new and existing franchisees and the related initial franchise fees, reduced by transaction costs and direct administrative costs of refranchising. In executing our refranchising initiatives, we most often offer groups of restaurants. We classify restaurants as held for sale and suspend depreciation and amortization when (a) we make a decision to refranchise; (b) the stores can be immediately removed from operations; (c) we have begun an active program to locate a buyer; (d) significant changes to the plan of sale are not likely; and (e) the sale is probable within one year. We recognize losses on refranchisings when the restaurants are classified as held for sale. We recognize gains on restaurant refranchisings when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity, and we are satisfied that the franchisee can meet its financial obligations. If the criteria for gain recognition are not met, we defer the gain to the extent we have a remaining financial exposure in connection with the sales transaction. Deferred gains are recognized when the gain recognition criteria are met or as our financial exposure is reduced. When we make a decision to retain a store previously held for sale, we revalue the store at the lower of its (a) net book value at our original sale decision date less normal depreciation and amortization that would have been recorded during the period held for sale or (b) its current fair market value. This value becomes the store’s new cost basis. We charge (or credit) any difference between the store’s carrying amount and its new cost basis to refranchising gains (losses). When we make a decision to close a store previously held for sale, we reverse any previously recognized refranchising loss and then record impairment and store closure costs as described above. Refranchising gains (losses) also include charges for estimated exposures related to those partial guarantees of franchisee loan pools and contingent lease liabilities which arose from refranchising activities. These exposures are more fully discussed in Note 24.

SFAS 144 also requires the results of operations of a component entity that is classified as held for sale or has been disposed of be reported as discontinued operations in the Consolidated Statements of Income if certain conditions are met. These conditions include elimination of the operations and cash flows of the component entity from the ongoing operations of the Company and no significant continuing involvement by the Company in the operations of the component entity after the disposal transaction. The results of operations of stores meeting both these conditions that were disposed of in 2002 or classified as held for sale at December 28, 2002 were not material for any of the three years ended December 28, 2002.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, sublease income, and refranchising proceeds. Accordingly, actual results could vary significantly from our estimates.

Impairment of Investments in Unconsolidated Affiliates. Our methodology for determining and measuring impairment of our investments in unconsolidated affiliates is similar to the methodology we use for our restaurants except we use cash flows after interest and taxes instead of cash flows before interest and taxes as we use for our restaurants. Also, we record impairment charges related to investments in unconsolidated affiliates if circumstances indicate that a decrease in the value of an investment has occurred which is other than temporary.

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

Property, Plant and Equipment. We state property, plant and equipment at cost less accumulated depreciation and amortization, impairment writedowns and valuation allowances. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows: 5 to 25 years for buildings and improvements, 3 to 20 years for machinery and equipment and 3 to 7 years for capitalized software costs. As discussed above, we suspend depreciation and amortization on assets related to restaurants that are held for sale.

Internal Development Costs and Abandoned Site Costs. We capitalize direct costs associated with the site acquisition and construction of a Company unit on that site, including direct internal payroll and payroll-related costs. Only those site-specific costs incurred subsequent to the time that the site acquisition is considered probable are capitalized. We consider acquisition probable upon final site approval. If we subsequently make a determination that a site for which internal development costs have been capitalized will not be acquired or developed, any previously capitalized internal development costs are expensed and included in general and administrative expenses.

Goodwill and Intangible Assets. The Company has adopted SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires the use of the purchase method of accounting for all business combinations and modifies the application of the purchase accounting method. Goodwill represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets, and liabilities assumed. SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a purchase method business combination must be recognized and reported separately from goodwill. We base amounts assigned to goodwill and other identifiable intangible assets on independent appraisals or internal estimates.

The Company has also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition for goodwill and indefinite-lived intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed both before and after its effective date. As a result of adopting SFAS 142, we ceased amortization of goodwill and indefinite-lived intangible assets beginning December 30, 2001. Prior to the adoption of SFAS 142, we amortized goodwill on a straight-line basis up to 20 years and indefinite-lived intangible assets on a straight-line basis over 3 to 40 years. Amortizable intangible assets continue to be amortized on a straight-line basis over 3 to 40 years. As discussed above, we suspend amortization on those intangible assets with a defined life that are allocated to restaurants that are held for sale.

In accordance with the requirements of SFAS 142, goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are our operating segments in the U.S. (see Note 23) and our business management units internationally (typically individual countries). Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. The fair value of a reporting unit is the amount for which the unit as a whole could be sold in a current transaction between willing parties. We generally estimate fair value based on discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. As required by SFAS 142, we completed transitional impairment tests of goodwill as of December 30, 2001, which indicated that there was no impairment. We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test. As a result of the poor performance by our Pizza Hut France reporting unit from the date of the transitional impairment test through September 8, 2002 (the beginning of our fourth quarter), goodwill assigned to that reporting unit of $5 million was deemed impaired and written off in the fourth quarter.

See Note 12 for further discussion of SFAS 142.

Stock-Based Employee Compensation. At December 28, 2002, the Company had four stock-based employee compensation plans in effect, which are described more fully in Note 18. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2002	2001	2000
Net Income, as reported	$ 583	$ 492	$ 413
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(39)	(37)	(34)

Net income, pro forma	544	455	379
Basic Earnings per Common Share
As reported	$ 1.97	$ 1.68	$ 1.41
Pro forma	1.84	1.55	1.29
Diluted Earnings per Common Share
As reported	$ 1.88	$ 1.62	$ 1.39
Pro forma	1.76	1.50	1.29

Derivative Financial Instruments. Our policy prohibits the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. Our use of derivative instruments has included interest rate swaps and collars, treasury locks and foreign currency forward contracts. In addition, on a limited basis we utilize commodity futures and options contracts. Our interest rate and foreign currency derivative contracts are entered into with financial institutions while our commodity derivative contracts are exchange traded.

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that all derivative instruments be recorded on the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recorded in the results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately. See Note 16 for a discussion of our use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information related to debt and interest rate swaps.

New Accounting Pronouncements Not Yet Adopted.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses the financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for the Company for fiscal year 2003. We currently do not anticipate that the adoption of SFAS 143 will have a material impact on our Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Costs addressed by SFAS 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities, and costs to relocate employees. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Although SFAS 146 will change the timing of expense recognition for certain costs we incur while closing restaurants or undertaking other exit or disposal activities, the timing difference is not expected to be significant in length. We do not anticipate that the adoption of SFAS 146 will have a material impact on our Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as required by SFAS 123. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Our disclosure regarding the effects of stock-based compensation included in these Notes is in compliance with SFAS 148.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements of FIN 45 are included in Note 24. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002. As described in Note 24, we have in the past provided certain guarantees that would have required recognition upon issuance or modification under the provisions of FIN 45. While the nature of our business will likely result in issuance of certain guarantee liabilities in the future, we do not anticipate that FIN 45 will have a material impact on the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by a primary beneficiary of the entity. A primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIEs activities, entitled to receive a majority of the VIEs residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first interim or annual reporting period beginning after June 15, 2003 (the quarter ending September 6, 2003 for the Company). The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

As discussed further in Note 24, we have posted $32 million of letters of credit supporting our guarantee of franchisee loan pools. Additionally, we have provided a standby letter of credit under which we could potentially be required to fund a portion (up to $25 million) of one of the franchisee loan pools. The letters of credit were issued under our existing bank credit agreement (see Note 14). These franchisee loan pools primarily funded purchases of restaurants from the Company and, to a lesser extent, franchisee development of new restaurants. The total loans outstanding under these loan pools were approximately $153 million and $180 million at December 28, 2002 and December 29, 2001, respectively. Our maximum exposure to loss as a result of our involvement with these franchisee loan pools was $57 million at December 28, 2002. We are in the process of determining if we are the primary beneficiary of these VIEs. We currently believe that it is reasonably possible we are the primary beneficiary and thus we would be required to consolidate these VIEs, as they are currently structured, upon FIN 46 becoming effective for the Company. We are currently evaluating alternative structures related to these franchisee loan pools.

The Company along with representatives of the franchisee groups of each of its Concepts has formed purchasing cooperatives for the purpose of purchasing certain restaurant products and equipment in the U.S. Our equity ownership in each cooperative is generally proportional to our percentage ownership of the U.S. system units for the Concept. We are continuing to evaluate whether any of these cooperatives are VIEs under the provisions of FIN 46 and, if so, whether we are the primary beneficiary. We do not currently believe that consolidation will be required for these cooperatives as a result of our adoption of FIN 46.

Note 3 - Two-for-One Common Stock Split

On May 7, 2002, the Company announced that its Board of Directors approved a two-for-one split of the Company’s outstanding shares of Common Stock. The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on June 6, 2002 to receive one additional share for every outstanding share of Common Stock held on the record date. The stock dividend was distributed on June 17, 2002, with approximately 149 million shares of common stock distributed. All per share and share amounts in the accompanying Consolidated Financial Statements and Notes to the Financial Statements have been adjusted to reflect the stock split.

Note 4 – YGR Acquisition

On May 7, 2002, YUM completed its acquisition of YGR. At the date of acquisition, YGR consisted of 742 and 496 company and franchise LJS units, respectively, and 127 and 742 company and franchise A&W units, respectively. In addition, 133 multibranded LJS/A&W restaurants were included in the LJS unit totals. This acquisition was made to facilitate our strategic objective of achieving growth through multibranding, where two or more of our Concepts are operated in a single restaurant unit.

We paid approximately $275 million in cash and assumed approximately $48 million of bank indebtedness in connection with the acquisition of YGR. The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. We determined these fair values with the assistance of a third party valuation expert.

The following table summarizes the fair values of YGR’s assets acquired and liabilities assumed at the date of acquisition.

Current assets	$ 35
Property, plant and equipment	58
Intangible assets	250
Goodwill	209
Other assets	85

Total assets acquired	637
Current liabilities	100
Long-term debt, including current portion	59
Future rent obligations related to sale-leaseback agreements	168
Other long-term liabilities	35

Total liabilities assumed	362

Net assets acquired (net cash paid)	$275

Of the $250 million in acquired intangible assets, $212 million was assigned to brands/trademarks, which have indefinite lives and are not subject to amortization. The remaining acquired intangible assets primarily consist of franchise contract rights which will be amortized over thirty years, the typical term of a YGR franchise agreement including renewals. Of the $212 million in brands/trademarks approximately $191 million and $21 million were assigned to the U.S. and International operating segments, respectively. Of the $38 million in intangible assets subject to amortization, approximately $31 million and $7 million were assigned to the U.S. and International operating segments, respectively.

The $209 million in goodwill was primarily assigned to the U.S. operating segment. As we acquired the stock of YGR, none of the goodwill is expected to be deductible for income tax purposes.

Liabilities assumed included approximately $48 million of bank indebtedness that was paid off prior to the end of the second quarter of 2002 and approximately $11 million in capital lease obligations. We also assumed approximately $168 million in present value of future rent obligations related to existing sale-leaseback agreements entered into by YGR involving approximately 350 LJS units. As a result of liens held by the buyer/lessor on certain personal property within the units, the sale-leaseback agreements have been accounted for as financings and reflected as debt.

Additionally, as of the date of acquisition we recorded approximately $49 million of reserves (“exit liabilities”) related to our plans to consolidate certain support functions, and exit certain markets through store refranchisings and closures, as presented in the table below. The consolidation of certain support functions included the termination of approximately

100 employees. Plans associated with exiting certain markets through store refranchisings and closures are expected to be finalized prior to May 7, 2003. Adjustments to the purchase price allocation related to the finalization of these plans are not expected to be material. The unpaid exit liabilities as of December 28, 2002 have been reflected on our Consolidated Balance Sheet as accounts payable and other current liabilities ($30 million) and other liabilities and deferred credits ($10 million). Amounts recorded as other liabilities and deferred credits are expected to result in payments principally in 2004.

	Severance Benefits	Lease and Other Contract Terminations	Other Costs	Total
Total reserve as of
May 7, 2002	$ 13	$31	$ 5	$ 49
Amounts utilized in 2002	(8)	-	(1)	(9)

Total reserve as of
December 28, 2002	$ 5	$31	$ 4	$ 40

Additionally, we expensed approximately $6 million of integration costs related to the acquisition in 2002. These costs were recorded as unusual items expense. See Note 7 for further discussion regarding unusual items (income) expense.

The results of operations for YGR have been included in our Consolidated Financial Statements since the date of acquisition. If the acquisition had been completed as of the beginning of the years ended December 28, 2002 and December 29, 2001, pro forma Company sales, and franchise and license fees would have been as follows:

	2002	2001
Company sales	$7,139	$6,683
Franchise and license fees	877	839

The impact of the acquisition, including interest expense on debt incurred to finance the acquisition, on net income and diluted earnings per share would not have been significant in 2002 and 2001.

The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of each of these periods nor is it necessarily indicative of future results.

Note 5 – Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, includes:

	2002	2001
Foreign currency translation adjustment	$ (176)	$ (182)
Minimum pension liability adjustment	(71)	(24)
Unrealized losses on derivative instruments	(2)	(1)

Total accumulated other comprehensive income (loss)	$ (249)	$ (207)

Note 6 - Earnings Per Common Share (“EPS”)

	2002	2001	2000
Net income	$ 583	$ 492	$ 413

Basic EPS:
Weighted-average common shares outstanding	296	293	294

Basic EPS	$ 1.97	$ 1.68	$ 1.41

Diluted EPS:
Weighted-average common shares outstanding	296	293	294
Shares assumed issued on exercise of dilutive share equivalents	56	55	37
Shares assumed purchased with proceeds of dilutive share equivalents	(42)	(44)	(33)

Shares applicable to diluted earnings	310	304	298

Diluted EPS	$ 1.88	$ 1.62	$ 1.39

Unexercised employee stock options to purchase approximately 1.4 million, 5.1 million and 21.7 million shares of our Common Stock for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the year.

Note 7 – Items Affecting Comparability of Net Income

Facility Actions Net Loss (Gain)

Facility actions net loss (gain) consists of the following components as described in Note 2:

  Refranchising net (gains) losses;
  Store closure costs;
  Impairment of long-lived assets for stores we intend to continue to use in the business and stores we intend to close;
  Impairment of goodwill subsequent to the adoption of SFAS 142.

	2002	2001	2000
U.S.
Refranchising net (gains) losses(a)(b)	$ (4)	$ (44)	$ (202)
Store closure costs	8	13	6
Store impairment charges	15	14	8
SFAS 142 goodwill impairment charges	-	-	-

Facility actions net loss (gain)	19	(17)	(188)

International
Refranchising net (gains) losses(a) (b)	(15)	5	2
Store closure costs	7	4	4
Store impairment charges	16	9	6
SFAS 142 goodwill impairment charges(c)	5	-	-

Facility actions net loss (gain)	13	18	12

Worldwide
Refranchising net (gains) losses(a) (b)	(19)	(39)	(200)
Store closure costs	15	17	10
Store impairment charges(d)	31	23	14
SFAS 142 goodwill impairment charges(c)	5	-	-

Facility actions net loss (gain)	$ 32	$ 1	$ (176)

(a)

Includes initial franchise fees in the U.S. of $1 million in 2002, $4 million in 2001, and $17 million in 2000 and in International of $5 million in 2002 and $3 million in both 2001 and 2000. See Note 9.

(b)

In 2001, U.S. refranchising net (gains) included $12 million of previously deferred refranchising gains and International refranchising net (gains) losses included a charge of $11 million to mark to market the net assets of the Singapore business, which was held for sale. The Singapore business was subsequently sold during the third quarter of 2002.

(c)	Represents a $5 million charge related to the impairment of the goodwill of our Pizza Hut France reporting unit.
(d)	Store impairment charges for 2002, 2001 and 2000 were recorded against the following asset categories:

	2002	2001	2000
Property, plant and equipment	$31	$23	$12
Goodwill	-	-	2

Total impairment	$31	$23	$14

The following table summarizes the 2002 and 2001 activity related to reserves for remaining lease obligations for stores closed or stores we intend to close.

	Beginning Balance	Amounts Used	New Decisions	Estimate/Decision Changes	Other	Ending Balance
2001 Activity	$ 50	(18)	6	1	9	$ 48
2002 Activity	$ 48	(17)	16	3	1	$ 51

The following table summarizes the carrying values of the major classes of assets held for sale at December 28, 2002 and December 29, 2001. The carrying values of liabilities held for sale at December 28, 2002 and December 29, 2001 were not significant. U.S. amounts primarily represent land on which we previously operated restaurants and are net of impairment charges of $4 million and $5 million, respectively. The carrying values in International at December 28,

2002 relate primarily to our Puerto Rico business. The carrying values in International at December 29, 2001 relate primarily to our Singapore business, net of impairment charges of $11 million. We subsequently sold the Singapore business during the third quarter of 2002 at a price approximately equal to its carrying value, net of impairment.

	December 28, 2002
	U.S.	International	Worldwide
Property, plant and equipment, net	$ 7	$ 89	$ 96
Goodwill	-	13	13
Other assets	-	2	2

Assets classified as held for sale	$ 7	$ 104	$ 111

December 29, 2001
	U.S.	International	Worldwide
Property, plant and equipment, net	$ 8	$ 32	$ 40
Other assets	-	4	4

Assets classified as held for sale	$ 8	$ 36	$ 44

The following table summarizes Company sales and restaurant profit related to stores held for sale at December 28, 2002 or disposed of through refranchising or closure during 2002, 2001 and 2000. As discussed in Note 2, the operations of such stores classified as held for sale as of December 28, 2002 or disposed of during 2002 which meet the conditions of SFAS 144 for reporting as discontinued operations were not material. Restaurant profit represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses.

	2002	2001	2000
Stores held for sale at December 28, 2002:
Sales	$228	$228	$221
Restaurant profit	31	26	28
Stores disposed of in 2002, 2001 and 2000:
Sales	$147	$436	$948
Restaurant profit	20	43	115

Restaurant margin includes a benefit from the suspension of depreciation and amortization of approximately $6 million, $1 million and $2 million in 2002, 2001 and 2000, respectively.

Unusual Items (Income) Expense

	2002	2001	2000
U.S.	$ 3	$ 15	$ 29
International	(1)	-	8
Unallocated	(29)	(18)	167

Worldwide	$ (27)	$ (3)	$ 204

Unusual items income in 2002 primarily included: (a) recoveries of approximately $39 million related to the AmeriServe Food Distribution Inc. (“AmeriServe”) bankruptcy reorganization process; less (b) integration costs of approximately $6 million related to the YGR acquisition; and (c) costs to defend certain wage and hour litigation. See Note 25 for discussions of the AmeriServe bankruptcy reorganization process.

Unusual items income in 2001 primarily included: (a) recoveries of approximately $21 million related to the AmeriServe bankruptcy reorganization process; less (b) aggregate settlement costs of $15 million associated with certain litigation; and (c) expenses, primarily severance, related to decisions to streamline certain support functions. The reserves established related to decisions to streamline certain support functions were utilized in 2002.

Unusual items expense in 2000 included: (a) $170 million of expenses related to the AmeriServe bankruptcy reorganization process; (b) an increase in the estimated costs of settlement of certain wage and hour litigation along with the associated defense costs incurred in 2000; (c) costs associated with the formation of new unconsolidated affiliates; less (d) the reversal of excess provisions arising from the resolution of a dispute associated with the disposition of our non-core businesses, which is discussed in Note 24.

Note 8 – Supplemental Cash Flow Data

	2002	2001	2000
Cash Paid for:
Interest	$ 153	$ 164	$ 194
Income taxes	200	264	252
Significant Non-Cash Investing and Financing Activities:
Assumption of debt and capital leases related to the
acquisition of YGR	$ 227	$ -	$ -
Capital lease obligations incurred to acquire assets	23	18	4
Issuance of promissory note to acquire an
unconsolidated affiliate	-	-	25
Contribution of non-cash net assets to an
unconsolidated affiliate	-	21	67
Assumption of liabilities in connection with a
Franchisee acquisition	-	36	6
Fair market value of assets received in connection
with a non-cash acquisition	-	9	-

Note 9 – Franchise and License Fees

	2002	2001	2000
Initial fees, including renewal fees	$ 33	$ 32	$ 48
Initial franchise fees included in refranchising gains	(6)	(7)	(20)

	27	25	28
Continuing fees	839	790	760

	$ 866	$ 815	$ 788

Note 10 – Other (Income) Expense

	2002	2001	2000
Equity income from investments in unconsolidated
affiliates	$(29)	$(26)	$(25)
Foreign exchange net (gain) loss	(1)	3	-

	$(30)	$(23)	$(25)

Note 11 - Property, Plant and Equipment, net

	2002	2001
Land	$ 621	$ 572
Buildings and improvements	2,742	2,569
Capital leases, primarily buildings	102	91
Machinery and equipment	1,736	1,628

	5,201	4,860
Accumulated depreciation and amortization	(2,164)	(2,123)

	$ 3,037	$ 2,737

Depreciation and amortization expense related to property, plant and equipment was $357 million, $320 million and $319 million in 2002, 2001 and 2000, respectively.

Note 12 – Goodwill and Intangible Assets

The Company’s business combinations have included acquiring restaurants from our franchisees. Prior to the adoption of SFAS 141, the primary intangible asset to which we generally allocated value in these business combinations was reacquired franchise rights. We determined that reacquired franchise rights did not meet the criteria of SFAS 141 to be recognized as an asset apart from goodwill. Accordingly, on December 30, 2001, we reclassified $241 million of reacquired franchise rights to goodwill, net of related deferred tax liabilities of $53 million.

The changes in the carrying amount of goodwill, net for the year ended December 28, 2002 is as follows:

	U.S.	International	Worldwide
Balance as of December 29, 2001	$ 21	$ 38	$ 59
Reclassification of reacquired franchise rights(a)	145	96	241
Impairment(b)	-	(5)	(5)
Acquisitions, disposals and other, net(c)	206	(16)	190

Balance as of December 28, 2002	$372	$ 113	$ 485

(a)	Amounts reported net of deferred tax liabilities of $27 million for the U.S. and $26 million for International.
(b)

Represents impairment of the goodwill of the Pizza Hut France reporting unit. Impairment was recorded in connection with our annual impairment review performed as of the beginning of the fourth quarter, and resulted from the poor performance of the Pizza Hut France reporting unit during 2002.

(c)	Includes goodwill related to the YGR purchase price allocation. For International, includes a $13 million transfer of goodwill to assets held for sale (see Note 7).

Intangible assets, net for the years ended 2002 and 2001 are as follows:

	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Franchise contract rights	$ 135	$ (43)	$ 102	$ (40)
Favorable operating leases	21	(13)	13	(11)
Pension-related intangible	18	-	8	-
Other	26	(23)	23	(21)

	$ 200	$ (79)	$ 146	$ (72)

Unamortized intangible assets
Brand/Trademarks	$ 243		$ 31

As noted above, on December 30, 2001, we reclassified $241 million of reacquired franchise rights to goodwill, net of related deferred tax liabilities of $53 million.

As a result of adopting SFAS 142, we ceased amortization of goodwill and indefinite-lived intangible assets beginning December 30, 2001. Amortization expense for definite-lived intangible assets was $6 million in 2002. Amortization expense for goodwill and all intangible assets was $37 million and $38 million in 2001 and 2000, respectively. Amortization expense for definite-lived intangible assets will approximate $5 million for each of the next five years.

The following table provides a reconciliation of reported net income to adjusted net income as though SFAS 142 had been effective for the years ended 2001 and 2000:

	2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$ 492	$ 1.68	$ 1.62
Add back amortization expense (net of tax):
Goodwill	25	0.09	0.09
Brand/Trademarks	1	-	-

Adjusted net income	$ 518	$ 1.77	$ 1.71

	2000
	Amount	Basic EPS	Diluted EPS
Reported net income	$ 413	$ 1.41	$ 1.39
Add back amortization expense (net of tax):
Goodwill	23	0.08	0.08
Brand/Trademarks	1	-	-

Adjusted net income	$ 437	$ 1.49	$ 1.47

Note 13 – Accounts Payable and Other Current Liabilities

	2002	2001
Accounts payable	$ 417	$ 353
Accrued compensation and benefits	258	210
Other current liabilities	491	469

	$1,166	$1,032

Note 14 – Short-term Borrowings and Long-term Debt

	2002	2001
Short-term Borrowings
Current maturities of long-term debt	$ 12	$ 545
International lines of credit	115	138
Other	19	13

	$ 146	$ 696

Long-term Debt
Senior, unsecured Term Loan Facility	$ -	$ 442
Senior, unsecured Revolving Credit Facility, expires June 2005	153	94
Senior, Unsecured Notes, due May 2005	351	351
Senior, Unsecured Notes, due April 2006	200	198
Senior, Unsecured Notes, due May 2008	251	251
Senior, Unsecured Notes, due April 2011	645	644
Senior, Unsecured Notes, due July 2012	398	-
Capital lease obligations (See Note 15)	99	79
Other, due through 2010 (6% - 12%)	170	4

	2,267	2,063
Less current maturities of long-term debt	(12)	(545)

Long-term debt excluding SFAS 133 adjustment	2,255	1,518
Derivative instrument adjustment under SFAS 133 (See Note 16)	44	34

Long-term debt including SFAS 133 adjustment	$ 2,299	$ 1,552

On June 25, 2002, we closed on a new $1.4 billion senior unsecured Revolving Credit Facility (the “New Credit Facility”). The New Credit Facility replaced the existing bank credit agreement which was comprised of a senior unsecured Term Loan Facility and a $1.75 billion senior unsecured Revolving Credit Facility (collectively referred to as the “Old Credit Facilities”) that were scheduled to mature on October 2, 2002. Amounts outstanding under the Old Credit Facilities were classified as short-term borrowings in the Consolidated Balance Sheet at December 29, 2001. On December 27, 2002, we voluntarily reduced our maximum borrowing limit under the New Credit Facility to $1.2 billion. The New Credit Facility matures on June 25, 2005. We used the initial borrowings under the New Credit Facility to repay the indebtedness under the Old Credit Facilities.

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

Under the terms of the New Credit Facility, we may borrow up to the maximum borrowing limit less outstanding letters of credit. At December 28, 2002, our unused New Credit Facility totaled $0.9 billion, net of outstanding letters of credit of $0.2 billion. The interest rate for borrowings under the New Credit Facility ranges from 1.00% to 2.00% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.65% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 1%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest is payable at least quarterly. In the third quarter of 2002, we capitalized debt issuance costs of approximately $9 million related to the New Credit Facility. The costs will be amortized into interest expense over the life of the New Credit Facility. At December 28, 2002, the weighted average contractual interest rate on borrowings outstanding under the New Credit Facility was 2.6%.

In 2002, we expensed facility fees of approximately $5 million, which was comprised of $3 million related to the New Credit Facility and $2 million related to the Old Credit Facilities, prior to being replaced. In both 2001 and 2000, we expensed facility fees of approximately $4 million related to the Old Credit Facilities.

In 1997, we filed a shelf registration statement with the Securities and Exchange Commission for offerings of up to $2 billion of senior unsecured debt. In June 2002, we issued $400 million of 7.70% Senior Unsecured Notes due July 1, 2012 (the “2012 Notes”). The net proceeds from the issuance of the 2012 Notes were used to repay indebtedness under the New Credit Facility. Additionally, we capitalized debt issuance costs of approximately $5 million related to the 2012 Notes in the third quarter of 2002. The following table summarizes all Senior Unsecured Notes issued under this shelf registration through December 28, 2002:

			Interest Rate
Issuance Date	Maturity Date	Principal Amount	Stated	Effective(d)
May 1998	May 2005(a)	$350	7.45%	7.62%
May 1998	May 2008(a)	250	7.65%	7.81%
April 2001	April 2006(b)	200	8.50%	9.04%
April 2001	April 2011(b)	650	8.88%	9.20%
June 2002	July 2012(c)	400	7.70%	8.04%

(a)	Interest payments commenced on November 15, 1998 and are payable semi-annually thereafter.
(b)	Interest payments commenced on October 15, 2001 and are payable semi-annually thereafter.
(c)	Interest payments commenced on January 1, 2003 and are payable semi-annually thereafter.
(d)

Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks. Does not include the effect of any interest rate swaps as described in Note 16.

We have $150 million remaining for issuance under the $2 billion shelf registration.

As discussed in Note 4, upon the acquisition of YGR, we assumed approximately $168 million in present value of future rent obligations related to certain sale-leaseback agreements entered into by YGR involving approximately 350 LJS units. As a result of liens held by the buyer/lessor on certain personal property within the units, the sale-leaseback agreements have been accounted for as financings and are reflected as debt in our Consolidated Financial Statements as of December 28, 2002. Rental payments made under these agreements will be made on a monthly basis through 2019 with an effective interest rate of approximately 11%.

The annual maturities of long-term debt as of December 28, 2002, excluding capital lease obligations of $99 million and derivative instrument adjustments of $44 million, are as follows:

Year ended:
2003	$ 2
2004	2
2005	506
2006	203
2007	4
Thereafter	1,456

Total	$ 2,173

Interest expense on short-term borrowings and long-term debt was $180 million, $172 million and $190 million in 2002, 2001 and 2000, respectively. Net interest expense of $9 million on incremental borrowings related to the AmeriServe bankruptcy reorganization process was included in unusual items (income) expense in 2000.

Note 15 – Leases

We have non-cancelable commitments under both capital and long-term operating leases, primarily for our restaurants. Capital and operating lease commitments expire at various dates through 2087 and, in many cases, provide for rent escalations and renewal options. Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2003	$ 14	$ 276	$ 2	$11
2004	14	243	3	10
2005	13	213	3	9
2006	12	179	2	8
2007	11	158	2	7
Thereafter	117	905	19	45

	$ 181	$1,974	$31	$90

At year-end 2002, the present value of minimum payments under capital leases was $99 million.

The details of rental expense and income are set forth below:

	2002	2001	2000
Rental expense
Minimum	$ 318	$ 283	$ 253
Contingent	25	10	28

	$ 343	$ 293	$ 281

Minimum rental income	$ 11	$ 14	$ 18

Contingent rentals are generally based on sales levels in excess of stipulated amounts contained in the lease agreements.

Note 16 - Financial Instruments

Derivative Instruments

Interest Rates - We enter into interest rate swaps and forward rate agreements with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our debt. Under the contracts, we agree with other parties to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. At both December 28, 2002 and December 29, 2001, we had outstanding pay-variable interest rate swaps with notional amounts of $350 million. These swaps have reset dates and floating rate indices which match those of our underlying fixed-rate debt and have been designated as fair value hedges of a portion of that debt. As the swaps qualify for the short-cut method under SFAS 133 no ineffectiveness has been recorded. The fair value of these swaps as of December 28, 2002 and December 29, 2001 was approximately $48 million and $36 million, respectively, and has been included in other assets. The portion of this fair value which has not yet been recognized as a reduction to interest expense (approximately $44 million and $34 million at December 28, 2002 and December 29, 2001, respectively) has been included in long-term debt.

During the second quarter of 2002, we entered into treasury locks with notional amounts totaling $250 million. These treasury locks were entered into to hedge the risk of changes in future interest payments attributable to changes in the benchmark interest rate prior to issuance of additional fixed-rate debt. These locks were designated and effective in offsetting the variability in cash flows associated with the future interest payments on a portion of the 2012 Notes. Thus, the insignificant loss at which these treasury locks were settled will be recognized as an increase to interest on the debt through 2012.

At December 29, 2001, we had outstanding pay-fixed interest rate swaps with a notional amount of $650 million. These swaps had been designated as cash flow hedges of a portion of our variable-rate debt. As the critical terms of the swaps and hedged interest payments were the same, we determined that the swaps were completely effective in offsetting the variability in cash flows associated with interest payments on that debt due to interest rate fluctuations. During 2002, due to decreased borrowings under our New Credit Facility, interest rate swaps with a notional amount of $150 million were terminated. An insignificant amount was reclassed from accumulated other comprehensive income to interest expense as a result of this termination. The remaining interest swaps with notional amounts of $500 million matured during 2002.

Foreign Exchange - We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated financial instruments, the majority of which are intercompany short-term receivables and payables. The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables. For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item. No ineffectiveness was recognized in 2002 or 2001 for those foreign currency forward contracts designated as cash flow hedges.

Commodities - We also utilize on a limited basis commodity futures and options contracts to mitigate our exposure to commodity price fluctuations over the next twelve months. Those contracts have not been designated as hedges under SFAS 133. Commodity future and options contracts entered into for the fiscal years ended December 28, 2002 and December 29, 2001 did not significantly impact the Consolidated Financial Statements.

Deferred Amounts in Accumulated Other Comprehensive Income (Loss) - As of December 28, 2002, we had a net deferred loss associated with cash flow hedges of approximately $2 million, net of tax. Of this amount, we estimate that a net after-tax loss of less than $1 million will be reclassified into earnings through December 27, 2003. The remaining net after-tax loss of approximately $2 million, which arose from the settlement of treasury locks entered into prior to the issuance of certain amounts of our fixed-rate debt, will be reclassified into earnings from December 28, 2003 through 2012 as an increase to interest expense on this debt.

Credit Risks

Credit risk from interest rate swap, treasury lock and forward rate agreements and foreign exchange contracts is dependent both on movement in interest and currency rates and the possibility of non-payment by counterparties. We mitigate credit risk by entering into these agreements with high-quality counterparties, and netting swap and forward rate payments within contracts.

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

Fair Value

At December 28, 2002 and December 29, 2001, the fair values of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of notes receivable approximate carrying value after consideration of recorded allowances.

The carrying amounts and fair values of our other financial instruments subject to fair value disclosures are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt,
excluding capital leases and the derivative
instrument adjustments	$ 2,302	$ 2,470	$ 2,135	$ 2,215

Debt-related derivative instruments:
Open contracts in a net asset position	48	48	37	37

Foreign currency-related derivative
instruments:
Open contracts in a net asset (liability) position	(1)	(1)	5	5

Lease guarantees	2	42	2	35

Guarantees supporting financial arrangements of certain franchisees, unconsolidated affiliates and other third parties	16	21	17	21

Letters of credit	-	3	-	1

We estimated the fair value of debt, debt-related derivative instruments, foreign currency-related derivative instruments, guarantees and letters of credit using market quotes and calculations based on market rates.

Note 17 - Pension and Postretirement Medical Benefits

Pension Benefits

We sponsor noncontributory defined benefit pension plans covering substantially all full-time U.S. salaried employees, certain hourly employees and certain international employees. During 2001, the YUM Retirement Plan (the “Plan”) was amended such that any salaried employee hired or rehired by YUM after September 30, 2001 will not be eligible to participate in the Plan. Benefits are based on years of service and earnings or stated amounts for each year of service.

Postretirement Medical Benefits

Our postretirement plan provides health care benefits, principally to U.S. salaried retirees and their dependents. This plan includes retiree cost sharing provisions. During 2001, the plan was amended such that any salaried employee hired or rehired by YUM after September 30, 2001 will not be eligible to participate in this plan. Employees hired prior to September 30, 2001 are eligible for benefits if they meet age and service requirements and qualify for retirement benefits.

The components of net periodic benefit cost are set forth below:

	Pension Benefits
	2002	2001	2000
Service cost	$ 22	$ 20	$ 19
Interest cost	31	28	24
Amortization of prior service cost	1	1	1
Expected return on plan assets	(28)	(29)	(25)
Recognized actuarial loss	1	1	-

Net periodic benefit cost	$ 27	$ 21	$ 19

Additional loss (gain) recognized due to:
Curtailment	$ 1	$ -	$ (4)
Special termination benefits	-	2	-

	Postretirement Medical Benefits
	2002	2001	2000
Service cost	$ 2	$ 2	$ 2
Interest cost	4	4	3
Amortization of prior service cost	-	(1)	(1)
Recognized actuarial loss	1	-	-

Net periodic benefit cost	$7	$ 5	$ 4

Additional (gain) recognized due to:
Curtailment	$ -	$ -	$ (1)

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits. Curtailment gains and losses have generally been recognized in facility actions net loss (gain) as they have resulted primarily from refranchising and closure activities.

The change in benefit obligation and plan assets and reconciliation of funded status is as follows:

	Pension Benefits		Postretirement Medical Benefits
	2002	2001	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$ 420	$ 351	$58	$48
Service cost	22	20	2	2
Interest cost	31	28	4	4
Plan amendments	14	1	-	-
Special termination benefits	-	2	-	-
Curtailment (gain)	(3)	(3)	-	-
Benefits and expenses paid	(16)	(17)	(3)	(3)
Actuarial loss	33	38	7	7

Benefit obligation at end of year	$ 501	$ 420	$68	$58

Change in plan assets
Fair value of plan assets at beginning of year	$ 291	$ 313
Actual return on plan assets	(24)	(51)
Employer contributions	1	48
Benefits paid	(16)	(17)
Administrative expenses	(1)	(2)

Fair value of plan assets at end of year	$ 251	$ 291

Reconciliation of funded status
Funded status	$(250)	$(129)	$(68)	$(58)
Employer contributions(a)	25	-	-	-
Unrecognized actuarial loss	169	87	18	12
Unrecognized prior service cost	16	4	-	-

Net amount recognized at year-end	$(40)	$(38)	$(50)	$(46)

(a) Reflects a contribution made between the September 30, 2002 measurement date and December 28, 2002
Amounts recognized in the statement of financial
position consist of:
Accrued benefit liability	$(172)	$(84)	$(50)	$(46)
Intangible asset	18	8	-	-
Accumulated other comprehensive loss	114	38	-	-

	$(40)	$(38)	$(50)	$(46)

Other comprehensive loss attributable to	$ 76	$ 38
change in additional minimum liability
recognition
Additional year-end information for pension plans
with benefit obligations in excess of plan assets
Benefit obligation	$ 501	$ 420
Fair value of plan assets	251	291
Additional year-end information for pension plans
with accumulated benefit obligations in excess of
plan assets
Benefit obligation	$ 501	$ 420
Accumulated benefit obligation	448	369
Fair value of plan assets	251	291

The assumptions used to compute the information above are set forth below:

	Pension Benefits			Postretirement Medical Benefits
	2002	2001	2000	2002	2001	2000
Discount rate	6.85%	7.60%	8.03%	6.85%	7.58%	8.27%
Long-term rate of return on plan
assets	8.50%	10.00%	10.00%	-	-	-
Rate of compensation increase	3.85%	4.60%	5.03%	3.85%	4.60%	5.03%

We have assumed the annual increase in cost of postretirement medical benefits was 12.0% for both non-Medicare eligible retirees and Medicare eligible retirees in 2002 and will be 12.0% for both in 2003. We are assuming the rates for non-Medicare and Medicare eligible retirees will decrease to an ultimate rate of 5.5% by 2011 and remain at that level thereafter. There is a cap on our medical liability for certain retirees. The cap for Medicare eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees is expected to be reached between the years 2007-2008; once the cap is reached, our annual cost per retiree will not increase.

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement health care plans. A one percent increase or decrease in the assumed health care cost trend rates would have increased or decreased our accumulated postretirement benefit obligation at December 28, 2002 by approximately $2 million. The impact on our 2002 benefit cost would not have been significant.

Note 18 –Stock-Based Employee Compensation

At year-end 2002, we had four stock option plans in effect: the YUM! Brands, Inc. Long-Term Incentive Plan (“1999 LTIP”), the 1997 Long-Term Incentive Plan (“1997 LTIP”), the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan (“YUMBUCKS”) and the YUM! Brands, Inc. SharePower Plan (“SharePower”).

We may grant awards of up to 15.2 million shares and 45.0 million shares of stock under the 1999 LTIP and 1997 LTIP, respectively. Potential awards to employees and non-employee directors under the 1999 LTIP include stock options, incentive stock options, stock appreciation rights, restricted stock, stock units, restricted stock units, performance shares and performance units. Potential awards to employees and non-employee directors under the 1997 LTIP include stock appreciation rights, restricted stock and performance restricted stock units. Prior to January 1, 2002, we also could grant stock options and incentive stock options under the 1997 LTIP. We have issued only stock options and performance restricted stock units under the 1997 LTIP and have issued only stock options under the 1999 LTIP.

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

We may grant options to purchase up to 15.0 million shares of stock under YUMBUCKS at a price equal to or greater than the average market price of the stock on the date of grant. YUMBUCKS options granted have a four year vesting period and expire ten years after grant. We may grant options to purchase up to 14.0 million shares of stock at a price equal to or greater than the average market price of the stock on the date of grant under SharePower. Previously granted SharePower options have expirations through 2006.

At the Spin-off Date, we converted certain of the unvested options to purchase PepsiCo stock that were held by our employees to YUM stock options under either the 1997 LTIP or SharePower. We converted the options at amounts and exercise prices that maintained the amount of unrealized stock appreciation that existed immediately prior to the Spin-off. The vesting dates and exercise periods of the options were not affected by the conversion. Based on their original PepsiCo grant date, these converted options vest in periods ranging from one to ten years and expire ten to fifteen years after grant.

We estimated the fair value of each option grant made during 2002, 2001 and 2000 as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	4.3%	4.7%	6.4%
Expected life (years)	6.0	6.0	6.0
Expected volatility	33.9%	32.7%	32.6%
Expected dividend yield	0.0%	0.0%	0.0%

A summary of the status of all options granted to employees and non-employee directors as of December 28, 2002, December 29, 2001 and December 30, 2000, and changes during the years then ended is presented below (tabular options in thousands):

	December 28, 2002		December 29, 2001		December 30, 2000
	Options	Wtd. Avg. Exercise Price	Options	Wtd. Avg. Exercise Price	Options	Wtd. Avg. Exercise Price
Outstanding at beginning of year	54,452	$16.04	53,358	$15.60	48,331	$15.59
Granted at price equal to average
market price	6,974	25.52	10,019	17.34	15,719	15.17
Exercised	(8,876)	14.06	(3,635)	11.56	(3,657)	10.92
Forfeited	(2,920)	19.07	(5,290)	17.16	(7,035)	16.99

Outstanding at end of year	49,630	$17.54	54,452	$16.04	53,358	$15.60

Exercisable at end of year	17,762	$13.74	12,962	$12.76	15,244	$12.30

Weighted average fair value of options
granted during the year	$ 10.44		$ 7.10		$ 6.74

The following table summarizes information about stock options outstanding and exercisable at December 28, 2002 (tabular options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Options	Wtd. Avg. Exercise Price
$0 - 10	1,402	1.92	$ 7.60	1,402	$ 7.60
10 - 15	10,416	4.27	12.77	9,888	12.75
15 - 20	24,696	7.01	16.17	6,136	16.24
20 - 30	12,412	7.75	24.35	325	22.46
30 - 40	704	6.30	36.32	11	36.38

	49,630			17,762

In November 1997, we granted two awards of performance restricted stock units of YUM’s Common Stock to our Chief Executive Officer (“CEO”). The awards were made under the 1997 LTIP and may be paid in Common Stock or cash at the discretion of the Compensation Committee of the Board of Directors. Payment of an award of $2.7 million was contingent upon the CEO’s continued employment through January 25, 2001 and our attainment of certain pre-established earnings thresholds. In January 2001, our CEO received a cash payment of $2.7 million following the Compensation Committee’s certification of YUM’s attainment of the pre-established earnings threshold. Payment of an award of $3.6 million is contingent upon his employment through January 25, 2006 and our attainment of certain pre-established earnings thresholds. The annual expense related to these awards included in earnings was $0.4 million for 2002, $0.5 million for 2001 and $1.3 million for 2000.

Note 19 – Other Compensation and Benefit Programs

We sponsor two deferred compensation benefit programs, the Restaurant Deferred Compensation Plan and the Executive Income Deferral Program (the “RDC Plan” and the “EID Plan,” respectively) for eligible employees and non-employee directors.

Effective October 1, 2001, participants can no longer defer funds into the RDC Plan. Prior to that date, the RDC Plan allowed participants to defer a portion of their annual salary. The participant’s balances will remain in the RDC Plan until their scheduled distribution dates. As defined by the RDC Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants. Investment options in the RDC Plan consist of phantom shares of various mutual funds and YUM Common Stock. We recognize compensation expense for the appreciation or depreciation, if any, attributable to all investments in the RDC Plan, and prior to October 1, 2001, for any matching contributions. Our obligations under the RDC program as of the end of 2002 and 2001 were $10 million and $13 million, respectively. We recognized annual compensation expense of less than $1 million in 2002, $3 million in 2001 and $1 million in 2000 for the RDC Plan.

The EID Plan allows participants to defer receipt of a portion of their annual salary and all or a portion of their incentive compensation. As defined by the EID Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants. These investment options are limited to cash and phantom shares of our Common Stock. The EID Plan allows participants to defer incentive compensation to purchase phantom shares of our Common Stock at a 25% discount from the average market price at the date of deferral (the “Discount Stock Account”). Participants bear the risk of forfeiture of both the discount and any amounts deferred to the Discount Stock Account if they voluntarily separate from employment during the two year vesting period. We expense the intrinsic value of the discount over the vesting period. As investments in the phantom shares of our Common Stock can only be settled in shares of our Common Stock, we do not recognize compensation expense for the appreciation or the depreciation, if any, of these investments. Deferrals into the phantom shares of our Common Stock are credited to the Common Stock Account.

Our cash obligations under the EID Plan as of the end of both 2002 and 2001 were $24 million. We recognized compensation expense of $2 million in 2002, $4 million in 2001 and $6 million in 2000 for the EID Plan.

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees. During 2002, participants were able to elect to contribute up to 15% of eligible compensation on a pre-tax basis (the maximum participant contribution increased from 15% to 25% effective January 1, 2003). Participants may allocate their contributions to one or any combination of 10 investment options within the 401(k) Plan. Effective October 1, 2001, the 401(k) Plan was amended such that the Company matches 100% of the participant’s contribution up to 3% of eligible compensation and 50% of the participant’s contribution on the next 2% of eligible compensation. Prior to this amendment, we made a discretionary matching contribution equal to a predetermined percentage of each participant’s contribution to the YUM Common Stock Fund. We determined our percentage match at the beginning of each year based on the immediate prior year performance of our Concepts. All matching contributions are made to the YUM Common Stock Fund. We recognized as compensation expense our total matching contribution of $8 million in 2002, $5 million in 2001 and $4 million in 2000.

Note 20 – Shareholders’ Rights Plan

In July 1998, our Board of Directors declared a dividend distribution of one right for each share of Common Stock outstanding as of August 3, 1998 (the “Record Date”). As a result of the two-for-one stock split distributed on June 17, 2002, each holder of Common Stock is entitled to one right for every two shares of Common Stock (one-half right per share). Each right initially entitles the registered holder to purchase a unit consisting of one one-thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, without par value, at a purchase price of $130 per Unit, subject to adjustment. The rights, which do not have voting rights, will become exercisable for our Common Stock ten business days following a public announcement that a person or group has acquired, or has commenced or intends to commence a tender offer for, 15% or more, or 20% or more if such person or group owned 10% or more on the adoption date of this plan, of our Common Stock. In the event the rights become exercisable for Common Stock, each right will entitle its holder (other than the Acquiring Person as defined in the Agreement) to purchase, at the right’s then-current exercise price, YUM Common Stock having a value of twice the exercise price of the right. In the event the rights become exercisable for Common Stock and thereafter we are acquired in a merger or other business combination, each right will entitle its holder to purchase, at the right’s then-current exercise price, common stock of the acquiring company having a value of twice the exercise price of the right.

We can redeem the rights in their entirety, prior to becoming exercisable, at $0.01 per right under certain specified conditions. The rights expire on July 21, 2008, unless we extend that date or we have earlier redeemed or exchanged the rights as provided in the Agreement.

This description of the rights is qualified in its entirety by reference to the Rights Agreement between YUM and BankBoston, N.A., as Rights Agent, dated as of July 21, 1998 (including the exhibits thereto).

Note 21 - Share Repurchase Program

In November 2002, our Board of Directors authorized a new share repurchase program. This program authorizes us to repurchase, through November 20, 2004, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. During 2002, we repurchased approximately 1.2 million shares for approximately $28 million at an average price per share of approximately $24 under this program. At December 28, 2002, approximately $272 million remained available for repurchases under this program. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

In February 2001, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. This share repurchase program was completed in 2002. During 2002, we repurchased approximately 7.0 million shares for approximately $200 million at an average price per share of approximately $29 under this program. During 2001, we repurchased approximately 4.8 million shares for approximately $100 million at an average price per share of approximately $21 under this program.

In 1999, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase up to $350 million (excluding applicable transaction fees) of our outstanding Common Stock. This share repurchase program was completed in 2000. During 2000, we repurchased approximately 12.8 million shares for approximately $216 million at an average price per share of approximately $17. In total, we repurchased approximately 19.5 million shares for approximately $350 million at an average price per share of approximately $18 under this program.

Note 22 - Income Taxes

The details of our income tax provision (benefit) are set forth below:

	2002	2001	2000
Current: Federal	$ 137	$ 200	$ 215
Foreign	93	75	66
State	24	38	41

	254	313	322

Deferred: Federal	29	(29)	(11)
Foreign	(6)	(33)	(9)
State	(2)	(10)	(31)

	21	(72)	(51)

	$ 275	$ 241	$ 271

Taxes payable were reduced by $49 million, $13 million and $5 million in 2002, 2001 and 2000, respectively, as a result of stock option exercises. In addition, goodwill and other intangibles were reduced by $8 million in 2001 as a result of the settlement of a disputed claim with the Internal Revenue Service relating to the deductibility of reacquired franchise rights and other intangibles offset by an $8 million reduction in deferred and accrued taxes payable.

In 2002, valuation allowances related to deferred tax assets in certain states and foreign countries were increased by $1 million and $6 million, respectively, primarily as a result of determining that it is more likely than not that certain losses would not be utilized prior to expiration.

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

The deferred foreign tax provision for both 2002 and 2001 included a $2 million charge to reflect the impact of changes in statutory tax rates in various countries. The impact of statutory rate changes in foreign countries was less than $1 million in 2000.

U.S. and foreign income before income taxes are set forth below:

	2002	2001	2000
U.S.	$ 665	$ 599	$ 537
Foreign	193	134	147

	$ 858	$ 733	$ 684

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2002	2001	2000
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.0	2.1	3.3
Foreign and U.S. tax effects attributable to foreign operations	(1.4)	0.7	0.2
Effect of unusual items	-	0.1	(0.5)
Adjustments relating to prior years	(3.2)	(3.2)	5.5
Valuation allowance reversals	-	(1.7)	(4.2)
Other, net	(0.3)	(0.2)	0.3

Effective income tax rate	32.1%	32.8%	39.6%

The details of 2002 and 2001 deferred tax liabilities (assets) are set forth below:

	2002	2001
Intangible assets and property, plant and equipment	$ 229	$ 176
Other	76	29

Gross deferred tax liabilities	$ 305	$ 205

Net operating loss and tax credit carryforwards	$(176)	$(171)
Employee benefits	(100)	(73)
Self-insured casualty claims	(58)	(62)
Capital leases and future rent obligations related to sale-leaseback agreements	(114)	(36)
Various liabilities and other	(303)	(238)

Gross deferred tax assets	(751)	(580)
Deferred tax asset valuation allowances	137	130

Net deferred tax assets	(614)	(450)

Net deferred tax (assets) liabilities	$ (309)	$ (245)

Reported in Consolidated Balance Sheets as:
Deferred income tax assets	$ (121)	$ (79)
Other assets	(222)	(166)
Accounts payable and other current liabilities	34	-

	$ (309)	$ (245)

A determination of the unrecognized deferred tax liability for temporary differences related to our investments in foreign subsidiaries and investments in foreign unconsolidated affiliates that are essentially permanent in duration is not practicable.

We have available net operating loss and tax credit carryforwards totaling approximately $1.3 billion at December 28, 2002 to reduce future tax of YUM and certain subsidiaries. The carryforwards are related to a number of foreign and state jurisdictions. Of these carryforwards, $4 million expire in 2003 and $1.1 billion expire at various times between 2004 and 2020. The remaining carryforwards of approximately $179 million do not expire.

Note 23 – Reportable Operating Segments

We are principally engaged in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut and Taco Bell concepts, and since May 7, 2002, the LJS and A&W concepts, which were added when we acquired YGR. KFC, Pizza Hut, Taco Bell, LJS and A&W operate throughout the U.S. and in 88, 85, 12, 5 and 17 countries and territories outside the U.S., respectively. Our five largest international markets based on operating profit in 2002 are China, United Kingdom, Canada, Australia and Korea. At December 28, 2002, we had investments in 10 unconsolidated affiliates outside the U.S. which operate principally KFC and/or Pizza Hut restaurants. These unconsolidated affiliates operate in Canada, China, Japan, Poland and the United Kingdom. Additionally, we had an investment in an unconsolidated affiliate in the U.S. which operates Yan Can restaurants.

We identify our operating segments based on management responsibility within the U.S. and International. For purposes of applying SFAS No. 131, “Disclosure About Segments of An Enterprise and Related Information” (“SFAS 131”), we consider LJS and A&W to be a single segment. We consider our KFC, Pizza Hut, Taco Bell and LJS/A&W operating segments to be similar and therefore have aggregated them into a single reportable operating segment. Within our International operating segment, no individual country was considered material under the SFAS 131 requirements related to information about geographic areas and therefore, none have been reported separately.

	Revenues
	2002	2001	2000
United States	$5,347	$4,827	$5,062
International	2,410	2,126	2,031

	$7,757	$6,953	$7,093

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2002	2001	2000
United States	$ 825	$ 722	$ 742
International(a)	389	318	309
Unallocated and corporate expenses	(178)	(148)	(163)
Unallocated other income (expense)	(1)	(3)	-
Facility actions net (loss) gain (b)	(32)	(1)	176
Unusual items income (expense)(b)	27	3	(204)

Total operating profit	1,030	891	860
Interest expense, net	(172)	(158)	(176)

Income before income taxes	$ 858	$ 733	$ 684

	Depreciation and Amortization
	2002	2001	2000
United States	$228	$224	$231
International	122	117	110
Corporate	20	13	13

	$370	$354	$354

	Capital Spending
	2002	2001	2000
United States	$453	$392	$370
International	295	232	192
Corporate	12	12	10

	$760	$636	$572

	Identifiable Assets
	2002	2001	2000
United States	$3,285	$2,521	$2,400
International(c)	1,732	1,598	1,501
Corporate(d)	383	306	248

	$5,400	$4,425	$4,149

	Long-Lived Assets(e)
	2002	2001	2000
United States	$2,805	$2,195	$2,101
International	1,021	955	828
Corporate	60	45	30

	$3,886	$3,195	$2,959

(a)	Includes equity income of unconsolidated affiliates of $31 million, $26 million and $25 million in 2002, 2001 and 2000, respectively.
(b)	See Note 7 for a discussion by reportable operating segment of facility actions net (loss) gain and unusual items income (expense).
(c)	Includes investment in unconsolidated affiliates of $225 million, $213 million and $257 million for 2002, 2001 and 2000, respectively.
(d)	Primarily includes deferred tax assets, fair value of derivative instruments, and property, plant and equipment, net, related to our office facilities.
(e)	Includes property, plant and equipment, net; goodwill, net; and intangible assets, net.

See Note 7 for additional operating segment disclosures related to impairment and the carrying amount of assets held for sale.

Note 24 – Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in and obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2030. As of December 28, 2002 and December 29, 2001, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $388 million and $435 million, respectively. The present values of these potential payments discounted at our pre-tax cost of debt at December 28, 2002 and December 29, 2001, were $278 million and $293 million, respectively. Current franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our exposure under such leases at December 28, 2002 and December 29, 2001, was not significant.

Guarantees Supporting Financial Arrangements of Certain Franchisees, Unconsolidated Affiliates and Other Third Parties

At December 28, 2002 and December 29, 2001, we had guaranteed approximately $32 million of financial arrangements of certain franchisees, including partial guarantees of franchisee loan pools related primarily to the Company’s refranchising programs. The total loans outstanding under these loan pools were approximately $153 million at December 28, 2002. In support of these guarantees, we have posted $32 million of letters of credit. We also provide a standby letter of credit under which we could potentially be required to fund a portion (up to $25 million) of one of the franchisee loan pools. Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to refranchising (gains) losses.

We have guaranteed certain financial arrangements of unconsolidated affiliates and third parties. These financial arrangements primarily include lines of credit, loans and letters of credit and totaled $41 million and $28 million at December 28, 2002 and December 29, 2001, respectively. If all such lines of credit and letters of credit were fully drawn down, the maximum contingent liability under these arrangements would be approximately $53 million and $56 million as of December 28, 2002 and December 29, 2001, respectively. We have varying levels of recourse provisions and collateral that mitigate our risk under these guarantees. Accordingly, we have no recorded liability as of December 28, 2002 or December 29, 2001.

Insurance Programs

We are currently self-insured for a portion of our current and prior years’ workers’ compensation, employment practices liability, general liability and automobile liability losses (collectively, “casualty losses”) as well as property losses and certain other insurable risks. To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to either retain the risks of loss up to certain maximum per occurrence or aggregate loss limits negotiated with our insurance carriers, or to fully insure those risks. Since the Spin-off, we have elected to retain the risks subject to certain insured limitations. Since August 1999, we have bundled our risks for casualty losses, property losses and various other insurable risks into one pool with a single self-insured retention and purchased reinsurance coverage up to a specified limit that is significantly above our actuarially determined probable losses. We are self-insured for losses in excess of the reinsurance limit; however, we believe the likelihood of losses exceeding the reinsurance limit is remote. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for property and casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by independent actuaries.

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

Change of Control Severance Agreements

In September 2000, the Compensation Committee of the Board of Directors approved renewing severance agreements with certain key executives (the “Agreements”). These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive in a lump sum, a proportionate bonus at the higher of target or actual performance, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of December 28, 2002, payments of approximately $33 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Like certain other large retail employers, the Company has been faced in certain states with allegations of purported class-wide wage and hour violations.

On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. (“Bravo”), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to “cure” the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. In April 2002, a jury trial to determine the damages of 93 of those claimants found that Taco Bell failed to pay for certain meal breaks and/or off-the-clock work for 86 of the 93 claimants. However, the total amount of hours awarded by the jury was substantially less than that sought by the claimants. In July and September 2002, the court ruled on several post-trial motions, including fixing the total number of potential claimants at 1,031 (including the 93 claimants for which damages have already been determined) and holding that claimants who prevail are entitled to prejudgment interest and penalty wages. The court has indicated that it will likely schedule a damages trial for the remaining 938 claimants sometime in 2003. Taco Bell intends to appeal the April 2002 damages verdict, as well as the March 2001 liability verdict.

We have provided for the estimated costs of the Bravo litigation, based on a projection of eligible claims (including claims filed to date, where applicable), the amount of each eligible claim, including the estimated legal fees incurred by plaintiffs, and the results of settlement negotiations in this and other wage and hour litigation matters. Although the outcome of this case cannot be determined at this time, we believe the ultimate cost in excess of the amounts already provided will not be material to our annual results of operations, financial condition or cash flows. Any provisions have been recorded as unusual items.

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. (“Wrench”) was filed in the United States District Court for the Western District of Michigan. The lawsuit alleges that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. Plaintiffs seek to recover monetary damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit (the “Court of Appeals”), and oral arguments were held on September 20, 2000. On July 6, 2001, the Court of Appeals reversed the District Court’s judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case has now officially been returned to the District Court, where the Wrench plaintiffs will be allowed to bring their claims to trial. It is expected that the trial will commence in May 2003.

We believe that the Wrench plaintiffs’ claims are without merit and are vigorously defending the case. However, in view of the inherent uncertainties of litigation, the outcome of the case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

Obligations to PepsiCo, Inc. After Spin-off

In connection with the Spin-off, we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

The Separation Agreements provided for, among other things, our assumption of all liabilities relating to the restaurant businesses, including California Pizza Kitchen, Chevys Mexican Restaurant, D’Angelo’s Sandwich Shops, East Side Mario’s and Hot ’n Now (collectively the “Non-core Businesses”, which were disposed of in 1997), and our indemnification of PepsiCo with respect to these liabilities. These liabilities were not material as of December 28, 2002.

In addition, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of December 28, 2002, PepsiCo remains liable for approximately $65 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through December 28, 2002, there have not been any determinations made by PepsiCo where we would have reached a different determination.

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

Note 25 - AmeriServe Bankruptcy Reorganization Process

AmeriServe was the principal distributor of food and paper supplies to our U.S. stores when it filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2000. A plan of reorganization for AmeriServe (the “POR”) was approved on November 28, 2000, which resulted in, among other things, the assumption of our distribution agreement, subject to certain amendments, by McLane Company, Inc.

During the AmeriServe bankruptcy reorganization process, we took a number of actions to ensure continued supply to our system. Those actions resulted in a cumulative net unusual items expense of $110 million, which was principally recorded in 2000, being recorded through year-end 2002.

Under the POR we are entitled to proceeds from certain residual assets, preference claims and other legal recoveries of the estate which are generally recorded as unusual items income when they are realized. We recorded $39 million and $21 million of net recoveries under the POR as unusual items income in 2002 and 2001, respectively. These net recoveries are included in the cumulative net unusual items expense of $110 million.

Note 26 - Selected Quarterly Financial Data (Unaudited)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues:
Company sales	$ 1,426	$ 1,571	$ 1,705	$ 2,189	$ 6,891
Franchise and license fees	188	196	210	272	866

Total revenues	1,614	1,767	1,915	2,461	7,757
Total costs and expenses, net	1,388	1,526	1,657	2,156	6,727
Operating profit	226	241	258	305	1,030
Net income	124	140	147	172	583
Diluted earnings per common share	0.40	0.45	0.47	0.56	1.88
Operating profit attributable to:
Facility actions net loss (gain)	9	10	13	-	32
Unusual items (income) expense	(11)	(9)	(4)	(3)	(27)

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues:
Company sales	$ 1,326	$ 1,416	$ 1,449	$ 1,947	$ 6,138
Franchise and license fees	180	189	191	255	815

Total revenues	1,506	1,605	1,640	2,202	6,953
Total costs and expenses, net	1,330	1,390	1,409	1,933	6,062
Operating profit	176	215	231	269	891
Net income	88	116	124	164	492
Diluted earnings per common share	0.29	0.38	0.40	0.54	1.62
Operating profit attributable to:
Facility actions net loss (gain)	2	(18)	(9)	26	1
Unusual items (income) expense	2	(4)	-	(1)	(3)

See Note 7 for details of facility actions net loss (gain) and unusual items (income) expense.

Management’s Responsibility for Financial Statements

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

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 28, 2002 provide reasonable assurance that our assets are reasonably safeguarded.

David J. Deno
Chief Financial Officer

Report of Independent Auditors

The Board of Directors
YUM! Brands, Inc.:

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (“YUM”) (formerly TRICON Global Restaurants, Inc.) as of December 28, 2002 and December 29, 2001, and the related consolidated statements of income, cash flows and shareholders’ equity (deficit) and comprehensive income for each of the years in the three-year period ended December 28, 2002. These consolidated financial statements are the responsibility of YUM’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 12 to the consolidated financial statements, YUM adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002.

/s/ KPMG LLP
Louisville, Kentucky
February 7, 2003

Item	9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item	10.	Directors and Executive Officers of the Registrant.

Information regarding directors is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2002.

Information regarding executive officers of the Company is included in Part I.

Item	11.	Executive Compensation.

Information regarding executive compensation is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2002. Information appearing in the sections entitled “Compensation Committee Report on Executive Compensation” and “Performance Graph” contained in the Company’s definitive proxy statement shall not be deemed to be incorporated by reference in this Form 10-K, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

Item	12.	Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2002.

Item	13.	Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2002.

Item	14.	Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 within 90 days prior to the filing date of this Annual Report on Form 10-K. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in or corrective actions with respect to the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART IV

Item	15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	(1)	Financial Statements: Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

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

(b)	Reports on Form 8-K.

(1)	We filed a Current Report on Form 8-K dated October 9, 2002 attaching our third quarter ended September 7, 2002 earnings release.

(2)

We filed a Current Report on Form 8-K dated November 21, 2002 that announced our Board of Directors authorized the repurchase of up to an additional $300 million of the Company’s outstanding Common Stock over a two year period.

(3)

We filed a Current Report on Form 8-K dated December 5, 2002 attaching a press release reporting November sales for our U.S. and International businesses as well as reconfirming our ongoing operating EPS guidance of $0.54 to $0.56 for the fourth quarter of 2002.

(4)

We filed a Current Report on Form 8-K dated December 11, 2002, attaching our 2003 earnings expectations as well as reconfirming our ongoing operating EPS guidance of $1.89 to $1.91 for the full year 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2003	YUM! BRANDS, INC. By: /s/ David C. Novak

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Novak David C. Novak	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 10, 2003

/s/ Andrall E. Pearson Andrall E. Pearson	Founding Chairman	March 10, 2003

/s/ David J. Deno David J. Deno	Chief Financial Officer (principal financial officer)	March 10, 2003

/s/ Brent A. Woodford Brent A. Woodford	Vice President and Controller (principal accounting officer)	March 10, 2003

/s/ D. Ronald Daniel D. Ronald Daniel	Director	March 10, 2003

/s/ James Dimon James Dimon	Director	March 10, 2003

/s/ Massimo Ferragamo Massimo Ferragamo	Director	March 10, 2003

Signature	Title	Date

/s/ J. David Grissom J. David Grissom	Director	March 10, 2003

/s/ Robert Holland, Jr. Robert Holland, Jr.	Director	March 10, 2003

/s/ Sidney Kohl Sidney Kohl	Director	March 10, 2003

/s/ Kenneth G. Langone Kenneth G. Langone	Director	March 10, 2003

/s/ Thomas M. Ryan Thomas M. Ryan	Director	March 10, 2003

/s/ Jackie Trujillo Jackie Trujillo	Director	March 10, 2003

/s/ Robert J. Ulrich Robert J. Ulrich	Director	March 10, 2003

/s/ John L. Weinberg John L. Weinberg	Director	March 10, 2003

CERTIFICATIONS

I, David C. Novak, certify that:

1.	I have reviewed this annual report on Form 10-K of YUM! Brands, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	/s/ David C. Novak Chairman and Chief Executive Officer

I, David J. Deno, certify that:

1.	I have reviewed this annual report on Form 10-K of YUM! Brands, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	/s/ David J. Deno Chief Financial Officer

YUM! Brands, Inc.
Exhibit Index
(Item 15)

Exhibit Number	Description of Exhibits

3.1	Restated Articles of Incorporation of YUM, which are incorporated herein by reference from Exhibit 3.1 on Form 8-K filed on May 17, 2002.

3.2	Amended and restated Bylaws of YUM, which are incorporated herein by reference from Exhibit 3.2 on Form 8-K filed on May 17, 2002.

4.1*

Indenture, dated as of May 1, 1998, between YUM and The First National Bank of Chicago, pertaining to 7.45% Senior Notes and 7.65% Senior Notes due May 15, 2005 and May 15, 2008, respectively, 8.5% Senior Notes and 8.875% Senior Notes due April 15, 2006 and April 15, 2011, respectively, and 7.70% Senior Notes due July 1, 2012, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed with the Commission on May 13, 1998.

4.2

Rights Agreement, dated as of July 21, 1998, between YUM and BankBoston, N.A., which is incorporated herein by reference from Exhibit 4.01 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 13, 1998.

10.1

Separation Agreement between PepsiCo, Inc. and YUM effective as of August 26, 1997, and the First Amendment thereto dated as of October 6, 1997, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.2

Tax Separation Agreement between PepsiCo, Inc. and YUM effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.2 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.3

Employee Programs Agreement between PepsiCo, Inc. and YUM effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.3 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.4

Telecommunications, Software and Computing Services Agreement between PepsiCo, Inc. and YUM effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.4 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.5

Amended and Restated Sales and Distribution Agreement between AmeriServe Food Distribution, Inc., YUM, Pizza Hut, Taco Bell and KFC, effective as of November 1, 1998, which is incorporated herein by reference from Exhibit 10 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998, as amended by the First Amendment thereto, which is incorporated herein by reference from Exhibit 10.5 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.6

Credit Agreement, dated June 25, 2002 among YUM, the lenders party thereto, JP Morgan Chase Bank, as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, which is incorporated herein by reference from Exhibit 10.6 on Form 8-K filed on June 28, 2002.

10.7†

YUM Director Deferred Compensation Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.7 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.8†

YUM 1997 Long Term Incentive Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.8 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.9†

YUM Executive Incentive Compensation Plan, as effective January 1, 1999, as amended, which is incorporated herein by reference from YUM’s Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.10†

YUM Executive Income Deferral Program, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.11 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.13†

YUM Pension Equalization Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.14 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.16	Form of Directors’ Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.17 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.17†

Amended and restated form of Severance Agreement (in the event of a change in control), which is incorporated herein by reference from Exhibit 10.17 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.18†	YUM 1999 Long Term Incentive Plan, as effective May 20, 1999, which is incorporated herein by reference from YUM’s Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.19†

Employment Agreement between YUM and Christian L. Campbell, dated as of September 3, 1997, which is incorporated herein by reference from Exhibit 10.19 to YUM’s Annual Report on Form 10-K for fiscal year ended December 26, 1998.

10.20	Amended and Restated YUM Purchasing Co-op Agreement, dated as of August 26, 2002, between YUM and the Unified FoodService Purchasing Coop, LLC (as filed herewith).

10.21†

Employment Agreement between YUM and Cheryl A. Bachelder, dated as of April 1, 2001 which is incorporated herein by reference from Exhibit 10.21 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

10.22†	YUM Restaurant General Manager Stock Option Plan, as effective April 1, 1999 (as filed herewith).

10.23†	YUM SharePower Plan, as effective October 7, 1997 (as filed herewith).

12.1	Computation of ratio of earnings to fixed charges.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

99.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Neither YUM nor any of its subsidiaries is party to any other long-term debt instrument under which securities authorized exceed 10 percent of the total assets of YUM and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.

†	Indicates a management contract or compensatory plan.

Exhibit 10.20

AMENDED AND RESTATED YUM! PURCHASING CO-OP AGREEMENT

     This is an Amended and Restated YUM! Purchasing Co-op Agreement (this “Agreement”) between YUM! Brands, Inc. (together with its affiliates, “YUM”) formerly named Tricon Global Restaurants, Inc., a North Carolina corporation, and the Unified Foodservice Purchasing Co-op, LLC (“UFPC”), a Kentucky limited liability company, dated as of August 26, 2002.

Recitals

A.

This Agreement amends and restates the Tricon Purchasing Coop Agreement dated March 1, 1999, as previously amended on January 25, 2001. Pursuant to the Yorkshire SCM Transfer Agreement of even date herewith, between YUM and UFPC (the “Yorkshire Transfer Agreement”), YUM is transferring certain contracts and resources of YUM associated with the supply chain management of YUM’s A&W All American Food (“A&W”) and Long John Silver’s (“LJS”) concepts (the “New Concepts”) to UFPC in connection with the assumption of supply chain responsibilities for A&W and LJS by UFPC and the organization of national purchasing cooperatives for the New Concepts (the “New Concept Co-ops”). The New Concept Co-ops are on the date hereof wholly owned subsidiaries of UFPC. It is anticipated, though not required, that the New Concept Co-ops will become Operator-owned cooperatives operating on a cooperative basis on or about January 1, 2003 (the “Co-op Conversion Date”).

B.

YUM is engaged in the franchising and operation of quick service restaurants and other food outlets (collectively “Outlets”) in the A&W, KFC, LJS, Pizza Hut and Taco Bell concepts (each a “Concept”). UFPC was formed on March 1, 1999 by the KFC National Purchasing Co-op (the “KFC Co-op”), the Taco Bell National Purchasing Co-op, Inc. (the “Taco Bell Co-op”) and the Pizza Hut National Purchasing Co-op, Inc. (the “Pizza Hut Co-op”) (together with the New Concept Co-ops, the “Concept Co-ops”) in consultation with YUM, as a cooperative venture to administer purchasing programs for the Outlets operated by YUM and other members of Concept Co-ops (“Member Outlets”). The established programs of the KFC Co-op for KFC franchisees and Taco Bell franchisees, and the pilot purchasing program of the KFC Co-op for Pizza Hut franchisees, were combined through UFPC and the Concept Co-ops with the purchasing programs of YUM’s Supply Chain Management (“SCM”). YUM has the right to designate two members of UFPC’s Board of Directors. YUM is a member of each of the KFC, Pizza Hut and Taco Bell Concept Co-ops, and will become a member of the New Concept Co-ops on the Co-op Conversion Date.

C.	This is the Amended and Restated YUM! Purchasing Co-op Agreement mentioned in Section 4.1 of the Amended and Restated UFPC Operating Agreement of even date herewith (the “Operating Agreement”).

D.

YUM has designated, and continues to designate, certain vendors, processors and manufacturers as approved suppliers (“Approved Suppliers”) for food, packaging and supplies and related services (“Goods”) and equipment and related services (“Equipment”) used in the system of Outlets (the “System”) pursuant to agreements between YUM and Approved Suppliers (“Supplier Agreements”). YUM has designated, and continues to designate, certain wholesalers and distributors (“Approved Distributors”) for distribution of Goods and Equipment to the System pursuant to agreements between YUM and Approved Distributors (“Distributor Agreements”). In addition, YUM entered into an amended agreement with McLane Foodservice, Inc. (“McLane”) (the “McLane Agreement”) as successor to AmeriServe Food Distribution, Inc., granting McLane certain exclusive distribution rights with respect to certain Outlets operated by YUM and certain Outlets sold by YUM to Pizza Hut and Taco Bell franchisees.

E.

YUM and UFPC entered into a separate agreement dated as of March 1, 1999, concerning the transfer by YUM to UFPC and the assumption by UFPC of certain SCM purchase contracts and arrangements (the “SCM Transfer Agreement”).

F.

The core mission (the “Mission”) of UFPC is (a) to assure that operators of Outlets (“Operators”) receive the benefit of continuously available Goods and Equipment in adequate quantities at the lowest possible sustainable Outlet delivered prices, and (b) to coordinate with YUM in YUM’s ongoing development and innovation of Goods and Equipment in support and promotion of each of the Concepts.

G.

Except as provided in paragraph 5 hereof with respect to the approval of suppliers and distributors, nothing in this Agreement is intended to affect, limit, diminish, or otherwise modify any of the rights or obligations of YUM under any franchise or license agreement entered into with respect to any Outlet (“Franchise Agreement”) or under the McLane Agreement.

H.

Nothing in this Agreement or the Yorkshire Transfer Agreement is meant to take away or adversely affect any rights of a franchisee under a LJS or A&W franchise or license agreement to purchase Goods and Equipment directly from YUM-approved suppliers or distributors.

     NOW THEREFORE, for good and valuable consideration, YUM and UFPC agree as follows:

l.

Designation. Upon the terms and conditions set forth in this Agreement and the Operating Agreement, YUM hereby constitutes, appoints and designates UFPC, on an exclusive basis to administer purchasing programs on behalf of the Concept Co-ops and otherwise (the “Purchasing Programs”), as the purchasing organization and purchasing agent for Goods and Equipment (including Goods and Equipment with respect to which YUM has not designated one or more Approved Suppliers) for all Outlets located in the United States (the “Area”). During the term of this Agreement, YUM shall not appoint or authorize any person or entity, other than a Concept Co-op, to perform the Purchasing Programs or to act as a purchasing organization or purchasing agent for the System in the Area without UFPC’s express prior written consent. YUM shall promptly notify all existing and future Approved Suppliers and Approved Distributors and System franchisees of UFPC’s designation to perform the Purchasing Programs as the purchasing organization and purchasing agent for the YUM System and Outlets in the Area. YUM also authorizes UFPC on a non-exclusive basis to purchase Goods and Equipment, and make purchase arrangements for Goods and Equipment, sourced in the Area for use in the entire System including Outlets outside of the Area. YUM may purchase Goods and Equipment sourced in the Area for use in the System outside the Area directly from UFPC or indirectly under contracts negotiated by UFPC provided YUM pays UFPC fees or margins on each purchase of Goods and Equipment not to exceed those charged by UFPC in similar transactions involving Member Outlets or distributors serving Member Outlets. The Purchasing Programs shall include all Goods and Equipment for all Outlets in the Area, except for items and related services (such as energy aggregation where YUM may be better positioned to make supply arrangements, or items and services where UFPC adds no value or service such as locally sourced office supplies and equipment) which YUM and UFPC or the applicable Concept Co-op or Co-ops agree are not appropriate to include in the Purchasing Programs. The Purchasing Programs include (i) the negotiation of the price and other terms of purchasing arrangements for Goods and Equipment both when UFPC takes title to Goods and Equipment and when it does not, (ii) the sale of Goods and Equipment to Operators and Approved Distributors, (iii) logistics and freight, (iv) assistance in the negotiation and monitoring of distribution arrangements, and (v) other supply chain management functions including cooperation with YUM’s Brand Management function. Nothing in this Agreement is meant to take away or adversely affect any rights of a franchisee under a Franchise Agreement to purchase Goods and Equipment directly from any Approved Supplier or Approved Distributor.

2.

Purchase Commitment. During the term of this Agreement, YUM shall purchase virtually all Goods and Equipment for use in YUM operated Outlets in the Area through the Purchasing Programs of UFPC and the Concept Co-ops. "Virtually all" with respect to Goods and Equipment means all Goods and Equipment except Goods and Equipment:

(a)

Where UFPC, or with respect to Outlets of a particular Concept, a Concept Co-op, agrees in advance in writing that YUM need not purchase the particular item or category of Goods or Equipment through the Purchasing Programs of UFPC;

(b)

Where YUM determines in good faith, after written notice to UFPC (or if prior notice is impractical with notice given as soon as possible), with respect to a specific item or category of Goods or Equipment for specific Outlets that

(i) UFPC is unable to meet YUM’s required volume of supply for the particular Goods or Equipment, or (ii) UFPC is unable to meet previously established quality standards with respect to particular Goods or Equipment.

(c)

Where YUM determines in good faith, after written notice to UFPC (or if prior notice is impractical with notice given as soon as possible), that UFPC’s purchasing policies or procedures with respect to the particular item or category of Goods or Equipment present a material business risk to YUM, which YUM is unwilling to assume, because of UFPC’s volume, hedging or similar commitments, arrangements or policies, or

(d)

Where YUM has a specific purchase commitment (such as commitments under the AmeriServe Agreement or with respect to fountain beverages, all of which are specifically set forth in detail on Schedule 1 to this Agreement) which YUM is unable as a practical matter to assign to UFPC or which is inappropriate for UFPC to assume. Goods and Equipment purchased by YUM under commitments set forth on Schedule 1 shall not be deemed to be Goods and Equipment for purposes of this Agreement.

(e)

Where legal counsel to YUM has advised YUM that its commitments or the performance of its other duties under this paragraph could reasonably be expected in a material way to violate or breach any applicable material law, ordinance, rule or regulation of any governmental body or any material judgment, decree, writ, injunction, order or aware of any court, governmental authority to arbitrative panel; or

(f)	Upon the proper termination of this Agreement.

3.

Operating Agreement. YUM will abide by the terms of the Operating Agreement applicable to it. YUM confirms that pursuant to the Yorkshire Transfer Agreement YUM will bear certain of the costs associated with the formation and organization of the New Concept Co-ops. YUM acknowledges the Code of Business Conduct attached to the Operating Agreement as Annex B.

4.

Concept Co-ops. YUM shall become and remain a stockholder member of each of the Concept Co-ops in good standing with respect to all YUM operated Outlets in the Area through the purchase by YUM of membership in accordance with the requirements and policies of each Concept Co-op. YUM shall abide by the terms of the Certificate of Incorporation and Bylaws of each Concept Co-op as in effect from time to time. YUM acknowledges that basic decisions about each restaurant concept’s purchasing program operations may in the Concept Co-op’s discretion be made by each Concept Co-op, including resolution of such issues as the Concept Co-op’s guidelines to UFPC for when to take title and when not to take title to Goods and

Equipment, and as the centralization or decentralization and geographic location of Concept purchasing and program coordination functions.

5.	Approval Matters.

(a)

As provided in the Franchise Agreements, YUM shall have the exclusive right and obligation with respect to the purchase and distribution of Goods and Equipment for the System including without limitation to (i) designate and terminate Approved Suppliers and Approved Distributors, (ii) designate approved Goods and Equipment, and (iii) develop, designate, modify and update specifications (including supplier product warranties) for Goods and Equipment.

(b)

However, YUM shall maintain a supplier approval and a distributor approval process which (i) has appropriate and significant franchisee, UFPC and Concept Co-op involvement, (ii) has specific published procedures, anticipated timetables and provisions for progress reports, (iii) provides that franchisees, UFPC and the Concept Co-ops may submit suppliers and distributors for approval, and (iv) reflects a philosophical commitment to the need in most circumstances for competition among Approved Suppliers and Approved Distributors for the business of Outlets whenever competition will benefit the System or a Concept.

(c)

Subject to (i) YUM’s reasonable policies with respect to trade secrets and with respect to confidentiality undertakings by or to Approved Suppliers and potential suppliers with respect to proprietary information of YUM, an Approved Supplier or a potential supplier, and (ii) confidentiality arrangements with Approved Suppliers binding upon YUM on the date hereof, YUM shall make available to Approved Suppliers and potential suppliers specifications for Goods and Equipment in sufficient detail to encourage suppliers to apply for approval without the need to re-engineer Goods and Equipment.

(d)	All Supplier Agreements and Distributor Agreements entered into after the date hereof shall note the designation by YUM of UFPC to conduct the Purchasing Programs.

6.

Sheltered Income. Neither YUM nor UFPC shall, directly or indirectly, receive or benefit from (nor shall either authorize any Approved Supplier, Approved Distributor or Concept Co-op, directly or indirectly, to receive or benefit from) any “Sheltered Income” in connection with Goods or Equipment purchased or used by Outlets in the Area, except for:

(a)

Marketing or promotional allowances (i)(A) provided outside the ordinary course which are approved by UFPC and any applicable Concept Co-op or Co-ops, or (B) provided in the ordinary course, and (ii) which are distributed or administered for the benefit of Operators pro rata based on the volume of the Operators’ purchases;

(b)	Discounts, rebates or allowances which directly lower Member Outlet delivered prices pro rata among Operators based on the volume of the Operators’ purchases;

(c)

Higher prices for Goods or Equipment permitted or charged by Approved Suppliers to amortize Supplier expenses related to research and development of Goods and Equipment if such amortization of research and development expenses is incurred after YUM receives the advance advice and written consent (with such consent not to be withheld if the parties hereto determine in good faith that the expenses to be incurred are both reasonable and in the best interests of the System of any Concept Co-op) of UFPC or the applicable Concept Co-op or Co-ops;

(d)

Reasonable fees, in no event exceeding YUM’s applicable direct expense, and not necessarily completely reimbursing YUM’s direct expense in connection with the applicable activity, charged by YUM, in accordance with published schedules adopted with the advance advice and written consent (with such consent not to be withheld if the parties hereto determine in good faith that the expenses to be incurred are both reasonable and in the best interests of the System or any Concept Co-op) of UFPC and the applicable Concept Co-op or Co-ops to potential suppliers and distributors and to Approved Suppliers and Approved Distributors, in connection with the YUM supplier approval and distributor approval processes, or in connection with YUM administered quality inspection and assurance programs;

(e)

Sheltered Income specifically, completely and timely disclosed to UFPC not less than quarterly which YUM has permitted McLane to retain under the McLane Agreement with respect to Goods and Equipment purchased or distributed by McLane for YUM operated Outlets;

(f)	Reasonable and customary gifts and entertainment permissible under UFPC’s Code of Business Conduct as in effect from time to time under the Operating Agreement; or

(g)

Sheltered Income expressly authorized by both YUM and UFPC or the applicable Concept Co-op or Co-ops such as higher prices permitted to amortize the cost of excess inventory or graphics and other product changes.

As used in this Agreement, “Sheltered Income” means so called earned income, rebates, kick-backs, volume discounts, tier pricing, purchase commitment discounts, sales and service allowances, marketing allowances, advertising allowances, promotional allowances, label allowances, back-door income, application fees, inspection fees, quality assurance fees, etc., and includes, among other items, (a) fees charged suppliers and distributors in the supplier and distributor approval process, (b) fees charged suppliers and distributors for quality inspections and “hot line” inquiries and complaints, (c) license or trademark fees or rebates charged or expected as a condition of supplier or distributor approval or use, typically paid as a percentage of System wide volume, (d) higher prices permitted suppliers to amortize research and development expenses undertaken by suppliers at the request of YUM or otherwise, (e) higher prices permitted suppliers to amortize the cost of excess inventory, (f) higher prices permitted suppliers to amortize the cost of graphics and other product changes, (g) special or atypical payment terms, (h) payments and allowances to distributors from suppliers based on distributor volume which are not reflected as a reduction in distributor cost or prices, and (i) special favors, gifts and entertainment.

Nothing in this Agreement shall be construed to limit or prohibit the right or ability of UFPC or any Concept Co-op to receive or benefit from any Sheltered Income; provided that UFPC shall share, and shall cause each Concept Co-op to share, such Sheltered Income or the benefit thereof pro rata among each applicable Operator (including YUM) based on the dollar volume of the purchases of such Operator that gave rise to the receipt or benefit of such Sheltered Income.

7.	Approved Distributors and Suppliers.

(a)

YUM acknowledges and agrees that UFPC may require, and YUM from the date hereof shall use its reasonable efforts to require of all distributors, including McLane, as a condition of approval as an Approved Distributor, that the Approved Distributor enter into a Distributor Participation Agreement (“DPA”) with UFPC in UFPC’s form of DPA as amended from time to time providing among other matters (a) that the Approved Distributor will comply with all of the terms of any agreements between the Approved Distributor and Member Outlet Operators, (b) for the payment by the distributor to UFPC of a service charge as a percentage of all Goods and Equipment purchased by the distributor from suppliers under arrangements negotiated by UFPC as part of the Purchasing Programs, (c) for compliance by the Approved Distributor with UFPC’s reasonable credit standards and policies as in effect from time to time, (d) for the provision by the Approved Distributor to UFPC of information necessary for UFPC to administer its distributor performance monitoring and patronage dividend programs, and (e)

prohibitions on the retention by the Approved Distributor of Sheltered Income. YUM acknowledges UFPC’s current standard form of DPA which shall not be amended in any material respect without YUM’s consent which shall not be unreasonably withheld. YUM will hold UFPC and the Concept Co-ops harmless and indemnify them from any liability, loss or expense incurred by any of them as a result of claims by McLane, AmeriServe or their affiliates or any other Approved Distributor designated by YUM as a result of UFPC’s role in conducting the Purchasing Programs, or as a result of UFPC doing business in the manner requested by YUM with McLane, AmeriServe or their affiliates or any other Approved Distributor designated by YUM for distribution to YUM operated Outlets or Outlets sold by YUM to franchisees obligated to use McLane or AmeriServe; provided, however, that YUM will not be obligated to indemnify UFPC or the Concept Co-ops (i) for losses resulting from the sale of Goods and Equipment directly by UFPC to McLane, AmeriServe or their affiliates or another Approved Distributor other than such sales requested in writing by YUM, or (ii) for losses resulting from UFPC’s gross negligence.

(b)

YUM acknowledges and agrees that UFPC may require, and YUM from the date hereof shall use its reasonable efforts to require all suppliers, as a condition of approval as an Approved Supplier, to enter into a Supplier Business Relationship Agreement ("SBRA") with UFPC in the form currently endorsed by YUM as amended from time to time by UFPC with YUM’s consent, which consent shall not unreasonably be withheld. YUM and UFPC agree that the SBRA shall provide, among other matters (a) that the Approved Suppliers will comply with all of the terms of any agreements between the Approved Supplier and YUM and at all relevant times maintain its Approved Supplier status within the YUM system, (b) that, if requested by UFPC, supplier shall collect and remit to UFPC a sourcing fee as a percentage of all Goods and Equipment sold by the supplier to Operators under arrangements negotiated by UFPC as part of the Purchasing Programs, (c) that the Approved Supplier will only permit UFPC-designated purchasers to purchase Goods and Equipment on the terms of the SBRA, (d) for the provision by the Approved Supplier to UFPC of information necessary for UFPC to administer its supplier performance monitoring and patronage dividend programs, (e) that the Approved Supplier shall warrant its Goods and Equipment and maintain insurance as required by YUM, (f) prohibitions on the payment by the Approved Supplier of Sheltered Income, (g) appropriate indemnities of UFPC and Operators by the Approved Supplier for breaches of the SBRA, and (h) that the Approved Supplier adhere to YUM-required recalls or retrofits of Goods and Equipment.

8

8.

YUM Programs. In connection with YUM’s role as franchisor in the YUM System, consistent with the terms of the Franchise Agreements, YUM has certain exclusive rights and obligations including the following exclusive rights or obligations with respect to “Brand Management” at its own cost and expense:

(a)

To initiate and to provide UFPC and the Concept Co-ops information sales forecasts, estimates of usage of Goods and Equipment, marketing, advertising and promotional plans and materials, new product introductions and roll-outs, and product withdrawals,

(b)	To make strategic product decisions and to develop new products and product modifications.

(c)	To conduct research and development and product testing activities,

(d)	To establish safety and quality assurance standards and procedures,

(e)	To analyze product warranty and liability issues and establish recall procedures and conduct recalls of unsafe or deficient Goods and Equipment,

(f)	To monitor the performance of each Approved Supplier and to monitor the safety and quality performance of each Approved Distributor,

(g)	To manage with UFPC the exhaustion of inventories for Goods and Equipment which are withdrawn from the System.

UFPC acknowledges that Brand Management is YUM’s exclusive responsibility. Nothing in this paragraph 8 is intended to modify or change the terms of any Franchise Agreement except as provided in Recital F to this Agreement.

9.	Certain UFPC Obligations.

(a)

As the designated purchasing organization and purchasing agent for the YUM System in the Area, UFPC, working with the Concept Co-ops, shall have the sole and exclusive responsibility at its own cost and expense to administer and conduct the Purchasing Programs and to negotiate purchasing arrangements for Goods and Equipment for the System in the Area. UFPC, working with the Concept Co-ops and YUM, shall administer the Purchasing Programs focused on the Mission.

(b)	UFPC shall not conduct purchasing programs or act as purchasing agent or in any similar capacity except on behalf of UFPC, the Concept Co-ops, YUM and Operators of Outlets.

(c)

UFPC shall permit YUM or SCM to purchase Goods and Equipment for Outlets located outside the Area under the Purchasing Programs on the same terms and conditions as an Operator or an Approved Distributor.

10.

Cooperation. YUM and UFPC shall diligently communicate, consult and cooperate with each other to facilitate each other’s performance of their respective and joint responsibilities and duties with respect to (a) the Purchasing Programs under this Agreement and the Operating Agreement, (b) YUM’s Brand Management, and (iii) fulfillment of the Mission. YUM and UFPC will deal with each other on all matters related to the Purchasing Programs and otherwise in good faith and with fair dealing.

11.

Confidentiality, Competition, Non-Solicitation and Trademarks. YUM and UFPC each acknowledge that as a consequence of their relationship with each other and the Purchasing Programs, trade secrets and information of a proprietary or confidential nature relating to the business of YUM and the business of UFPC and the Concept Co-ops may be disclosed to and/or developed by each other, including, without limitation, information about trade secrets, products, services, Goods and Equipment, licenses, costs, sales and pricing information, and any other information that may not be known generally or publicly outside of YUM and UFPC (collectively “Confidential Information”).

(a)

YUM and UFPC each acknowledge that such Confidential Information is generally not known in the trade, and is of considerable importance to YUM and UFPC and the Concept Co-ops, and each agree that their relationship to each other with respect to such information shall be fiduciary in nature. YUM and UFPC expressly agree that during the term of this Agreement, and for a period of two years thereafter, each will hold in confidence and not disclose and not make use of any such Confidential Information, except as required in the course of their relationship with each other and the conduct of the Purchasing Programs, and except (i) as requested or required by law or regulation or any judicial administrative or governmental authority, (ii) for disclosure to its directors, officers, employees, attorneys, advisors or agents who need to review the Confidential Information in connection with the conduct of its respective businesses (it being understood that such directors, officers, employees, advisors and agents will be informed of the confidential nature of such information) or to any rating agency, (iii) in the course of any litigation or court proceeding involving YUM and UFPC concerning this Agreement and (iv) for disclosure of information that (A) was or becomes generally available to the public other than as a result of a disclosure by its directors, officers, employees, advisors or agents in breach of this provision, (B) was available to it on a non-confidential basis prior to its disclosure to it pursuant hereto, (C) is obtained by it on a non-confidential basis from a source other than such persons or their agents, which source is not prohibited from transmitting the information by a confidentiality agreement or other legal or fiduciary obligation, (D) has been authorized by it to be disseminated to persons on a non-confidential basis, or (E) after the termination of this Agreement as required to assure an orderly supply of Goods and Equipment.

(b)

Neither YUM nor UFPC shall, at any time during the term of this Agreement, or for a period of two years thereafter, without the advance written consent of the other, whether voluntary or involuntary, directly or indirectly, individually, in a partnership or joint venture, or through a corporation as proprietor, employee, stockholder or consultant, or through any other business entity or by any other means, enter into agreement (except with respect to such agreements after termination of this Agreement as required to assure an orderly supply of Goods and Equipment) with or solicit the employment of any present or former employees of each other for the purpose of causing them to (a) leave the employee of the other, or (b) reveal or utilize Confidential Information in such manner so as to constitute a violation of this paragraph 11.

(c)	During the term of this Agreement, YUM shall not at any time, directly or indirectly, compete with the Purchasing Programs administered by UFPC or the Concept Co-ops in the Area.

(d)

Nothing in this Agreement shall be construed to give UFPC or the Concept Co-ops any rights with respect to any intellectual property of YUM including any trademark or trade name registered by YUM, except pursuant to the trademark license agreement entered into between YUM and UFPC and the Concept Co-ops dated the date hereof.

12.	Representations. YUM and UFPC each represent and warrant to the other as follows:

(a)

It is a corporation or limited liability company duly organized under the laws of its state of incorporation or organization. It has full capacity, right, power and authority to execute and deliver this Agreement and each other Transaction Document to which it is a party and to perform its obligations under this Agreement and each such Transaction Document. This Agreement and each other Transaction Document to which it is a party constitutes its valid and legal binding obligation and is enforceable against it in accordance with its terms except as may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or limiting creditors’ rights generally or by equitable principles relating to enforceability. The execution and delivery of this Agreement and each other Transaction Document to which it is a party and the consummation and conduct of the transactions contemplated hereby have been approved by all necessary action under applicable laws governing it and any of its governing instruments.

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

“Transaction Document” means this Agreement, the Operating Agreement, the Program Management Agreements, the Asset Contribution and Liability Assumption Agreement, the SCM Transfer Agreement, and the Yorkshire Transfer Agreement.

13.

Dispute Resolution. YUM and UFPC shall each appoint one or more executives who will meet with each other for the purpose of resolving any claim, dispute or controversy (“Dispute”) between YUM and UFPC arising out of or relating to the performance of this Agreement, or any other Transaction Document, or the conduct of the Purchasing Programs. If the Dispute is not resolved by negotiation within 30 days, the parties shall endeavor to settle the Dispute by mediation under the then current Center for Public Resources (“CPR”) Model Procedure for Mediation of

Business Disputes. The neutral third party will be selected from the CPR panel of neutral parties with the assistance of CPR, unless the parties agree otherwise. In the event that the parties are unsuccessful in resolving the dispute via mediation, the parties agree promptly to resolve any dispute through binding confidential arbitration conducted in Louisville, Kentucky, in accordance with the then current rules of the American Arbitration Association (“AAA”). In regard to such arbitration, each party shall be entitled to select one arbitrator and the arbitrators selected by the parties shall select a third arbitrator. The parties irrevocably consent to such jurisdiction for purposes of the arbitration, and judgment may be entered thereon in any state or federal court in the same manner as if the parties were residents of the state of federal district in which that judgment is sought to be entered. The arbitrator shall not make any award or decision that is not consistent with applicable law. In any action between the parties, the arbitrators may designate the prevailing party in such action which shall recover such of its costs and expenses, including reasonable attorney fees from the non-prevailing party as the arbitrators may designate. All applicable statutes of limitations and defenses based upon the passage of time shall be tolled while the requirements of this paragraph 13 are being followed.

14.	Term and Termination.

(a)

The initial term of this Agreement shall commence on the date hereof and shall continue until December 31, 2010. Either YUM or UFPC may terminate this Agreement on any December 31 (beginning with December 31, 2010) upon giving at least 365 days prior written notice of termination to the other party. In any event, this Agreement will terminate upon the dissolution of UFPC pursuant to paragraph 17 of the Operating Agreement.

(b)	Each of YUM and UFPC may, at its option, effective upon written notice to the other party terminate this Agreement immediately upon the occurrence of any of the following events:

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

(ii)

the entry of a decree or order by a court agency or supervisory authority having jurisdiction in the premises for the appointment of a conservator, receiver or liquidator for such party or any of the Concept Co-ops in any bankruptcy, insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings or for the winding up or liquidation of their respective affairs and the continuance of any such decree or order unstayed and in effect for a period of 60 consecutive days, or

(iii)

the consent by such party or any of the Concept Co-ops to the appointment of a conservator or receiver or liquidator in any bankruptcy, insolvency, readjustment of debt, marshaling of assets and liabilities, or similar proceedings of or relating to such party or Concept Co-op as of or relating to substantially all of its respective property; or such party or Concept Co-op shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency or reorganization statute, make an assignment for the benefit of its credits or voluntarily suspend payment of its obligations.

(c)	YUM may, at its option, terminate this Agreement effective upon at least 180 days prior written notice to UFPC upon the occurrence of any of the following events:

(i)

With respect to each Concept Co-op, the failure of that Concept Co-op’s franchisee members operating traditional Member Outlets to report at least the percentage specified below of the gross sales reported by all System franchisee traditional Member Outlets of each concept in the Area.

Concept	Percentage
Kentucky Fried Chicken	50%

Pizza Hut	50%

Taco Bell	50%

(ii)	Any Transaction Document to which YUM is a party shall have terminated in accordance with its terms causing material detriment to YUM.

(d)	No termination of this Agreement shall relieve a party of such party’s obligations created under this Agreement for the period prior to termination.

15.	[Reserved]

16.	Miscellaneous.

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

If to YUM:

Mr. Christian L. Campbell
YUM! Brands, Inc.
Law Department
1441 Gardiner Lane
Louisville, Kentucky 40213

If to UFPC:

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

(g)

Entire Agreements. Except for the SCM Transfer Agreement, the Yorkshire Transfer Agreement, and Operating Agreement, this Agreement constitutes the entire understanding between YUM and UFPC with respect to the subject matter hereof and shall supersede all prior and contemporaneous agreements of the parties to this Agreement with respect to the matters to which this Agreement pertains. This Agreement may not be amended except in a writing signed by both parties.

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

(j)	Third Party Beneficiaries. It is not intended that any person or entity be a third party beneficiary of this Agreement other than the Concept Co-ops.

(k)

Public Announcements. All public announcements about the formation of UFPC shall be made by UFPC rather than YUM or any other party; provided, however, that YUM and the KFC Co-op may nevertheless make such public announcements as their respective counsel deem required by law.

Signed:

YUM! Brands, Inc.

By   /s/  Matthew M. Preston

Title:  Vice President and Associate General Counsel

Date:  August 26, 2002

Unified Foodservice Purchasing Co-op, LLC

By   /s/  Daniel Woodside

Title:  President and CEO

Date:  August 26, 2002

Schedule 1

Excluded Commitments

1.

Any contract or commitment to purchase fountain beverages for use in Outlets owned by Tricon during the term of the Concepts’ existing contractual arrangements with Pepsi Co., Inc. with respect to such Outlets.

2.	Tricon’s commitment to purchase Equipment through AmeriServe Food Distribution, Inc. through October 31, 1999.

Exhibit 10.22

YUM! BRANDS, INC.

Restaurant General Manager Stock Option Plan

1.

Purposes. The purpose of the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan (the “Plan”) is to provide YUM! Brands, Inc. (“YUM”) stock options to designated Restaurant General Managers (“RGMs”) at its Subsidiaries and effective April 1, 1999, other employees of YUM and its Subsidiaries (other than officers subject to Section 16 of the Securities Act of 1934).

2.	Definitions. Unless the context clearly indicates otherwise, the following terms, when used in this Plan, shall have the meanings set forth below:

(a)	“Common Stock” or “Stock” means YUM Common Stock, without par value.

(b)	“Committee” means the Compensation Committee of the Board of Directors of YUM, as appointed from time to time by the Board.

(c)	“Company” means YUM! Brands, Inc., its divisions and direct and indirect Subsidiaries.

(d)

“Fair Market Value” means an amount equal to the average of the high and low sales prices for Common Stock as reported on the composite tape for securities listed on the New York Stock Exchange on the date in question (or, if no sales of Stock were made on said Exchange on such date, on the next preceding day on which sales were made on such Exchange), except that such average price shall be rounded up to the nearest one-fourth.

(e)	“Grant Date” means the date an Option is granted under this Plan.

(f)	“Option” or “Stock Option” means a right granted under the Plan to a Participant to purchase a share of YUM Common Stock at a fixed price for a specified period of time.

(g)	“Option Exercise Price” means the price at which a share of Common Stock covered by an Option granted hereunder may be purchased.

(h)	“Participant” means an eligible employee of the Company who is granted a Stock Option under the Plan.

(i)

“Retirement” means termination from employment by the Company for reasons other than death after the employee has fulfilled the requirements for either a normal, early or disability retirement pension, as defined under the Company’s retirement program applicable to such employee at the date of termination of employment.

(j)

“Subsidiary” means any corporation or other entity, whether domestic or foreign, in which the Company has or obtains, directly or indirectly, a proprietary interest of at least 50% by reason of stock ownership or otherwise.

1

(k)	“Totally Disabled” shall have the meaning set forth in the Company’s long term disability program applicable to such employee.

(l)	“YUM” means YUM! Brands, Inc., a North Carolina corporation.

3.

Administration. The Committee will determine which RGMs will receive Stock Option grants under the Plan and, except as otherwise required by law or this Plan, will determine the grant terms of each Stock Option granted. A written summary setting forth the terms and conditions of each Participant's grant under the Plan shall be presented to each Participant.

     The Plan shall be administered by the Committee which shall have full power and authority to administer and interpret the Plan and to adopt such rules, regulations, agreements, guidelines and instruments for the administration of the Plan as the Committee deems necessary or advisable.

     The Committee’s interpretations of the Plan, and all actions taken and determinations made by the Committee concerning any matter arising under or with respect to the Plan or any Options granted hereunder, shall be final, binding and conclusive on all interested parties, including YUM, its shareholders and all former, present and future employees of the Company. Unless otherwise provided by the Committee, all of the Committee’s power and authority hereunder are delegated to the Chairman, Chief Executive Officer and Chief People Officer of YUM, such delegation to be subject to such terms and conditions as the Committee in its discretion shall determine. The Chief People Officer of YUM will from time to time report on the status of the Plan and outstanding Options to the Committee.

4.

Stock Available for Options. The shares that may be delivered or purchased under the Plan shall not exceed an aggregate of 15,000,000 shares of Common Stock, subject to any adjustments which may be made pursuant to Section 11 hereof. Shares of Stock used for purposes of the Plan will be shares of authorized but unissued Common Stock.

5.

Eligibility. Each RGM designated by the Committee is eligible to receive an Option grant under this Plan. In addition, effective July 1, 2001, all employees of YUM and its Subsidiaries (other than officers subject to Section 16 of the Securities Exchange Act of 1934) are eligible to receive an Option grant under this Plan.

6.	Terms and Conditions of Options. Each Option outstanding hereunder shall be in writing and shall contain the following terms and conditions:

(a)	Option Exercise Price.The Option Exercise Price shall be equal to the Fair Market Value of a share of Common Stock on the Grant Date.

(b)

Term and Exercise Dates. Options granted hereunder shall have a term of no longer than ten years from the Grant Date and shall become 100% vested four years from the Grant Date or as otherwise prescribed by the Committee under the terms of the grant. To the extent that Stock Options are not exercised when they become initially exercisable, they shall be carried forward and be exercisable until the expiration of the term of such Stock Options, subject to the provisions of Sections 6(e) and (f) hereof.

2

(c)

Exercise of Option. To exercise an Option, the holder thereof shall give notice of his or her exercise to YUM, or its agent, specifying the number of shares of Common Stock to be purchased and identifying the specific Options that are being exercised. From time to time, the Committee may establish procedures relating to effecting such exercises. No fractional shares shall be issued as a result of exercising an Option. An Option is exercisable during a Participant’s lifetime only by the Participant, provided, however, that in the event the Participant is incapacitated and unable to exercise Options, such Options may be exercised by such Participant’s legal guardian, legal representative, fiduciary or other representative whom the Committee deems appropriate based on applicable facts and circumstances.

(d)

Payment of Option Exercise Price. The Option Exercise Price for the Options being exercised must be paid in full at time of issuance of the Common Stock. In addition, in order to enable the Company to meet any applicable foreign, federal (including FICA), state and local withholding tax requirements, a Participant shall also be required to pay the amount of tax to be withheld at the time of exercise. No share of Stock will be delivered to any Participant until all such amounts have been paid.

(e)

Effect of Termination of Employment, Disability or Death. No Option may be exercised by a Participant after the termination of his or her employment with the Company, except that: (i) if such termination occurs by reason of the Participant’s death, all Options then held by the Participant shall become immediately exercisable as of the date of death and may be exercised by such Participant’s executor (or, if none, his or her legal representative) until the expiration of such Options in accordance with their terms; (ii) if such termination occurs by reason of the Participant’s becoming Totally Disabled, all Options then held by the Participant shall not terminate but shall continue to be outstanding and be able to be exercised by the Participant in accordance with their terms until the earlier of the cessation of the condition causing the Participant to be totally disabled or the expiration of such options; (iii) if such termination occurs by reason of the Participant’s Retirement, all Options then held by the Participant shall become immediately exercisable as of the date of such Retirement and may be exercised by the Participant until the expiration of such Options in accordance with their terms; and (iv) if such termination is voluntary by the employee or is by action of the Company (except as described in Section 6(f) hereof), all Options then held by the Participant which are exercisable at the date of termination shall continue to be exercisable by the Participant until the earlier of 90 days after such date or the expiration of such Options in accordance with their terms, and all Options which are not exercisable at such date shall automatically terminate and lapse, unless the Committee shall determine otherwise.

(f)

Misconduct. In the event that a Participant has (i) used for profit or disclosed to unauthorized persons, confidential information or trade secrets of the Company, (ii) breached any contract with or violated any fiduciary obligation to the Company, (iii) engaged in unlawful trading in the securities of YUM or of another company based on information gained as a result of that Participant’s employment with the Company, or (iv) committed a felony or other serious crime, then that Participant shall forfeit all rights to any unexercised Options granted under the Plan and all of that Participant’s outstanding Options shall automatically terminate and lapse, unless the Committee shall determine otherwise.

3

(g)

Nontransferability of Options. During a Participant’s lifetime, his or her Options shall not be transferable and shall only be exercisable by the Participant and any purported transfer shall be null and void. No Option shall be transferable other than by will or the laws of descent and distribution.

7.

Amendment. The Committee may, at any time, amend, suspend or terminate the Plan, in whole or in part, provided that no such action shall adversely affect any rights or obligations with respect to any grants theretofore outstanding hereunder. The Committee may amend the terms and conditions of outstanding Options, provided, however, that (i) no such amendment shall be adverse to the holders of the Options, (ii) no such amendment shall extend the period for exercise of an Option, and (iii) the amended terms of the Option would be permitted under this Plan.

8.

Foreign Employees. Without amending the Plan, the Committee may treat Options granted to eligible employees who are foreign nationals on such terms and conditions different from those specified in this Plan as may in the judgment of the Committee be necessary or desirable to foster and promote achievement of the purposes of the Plan, and, in furtherance of such purposes the Committee may make such modifications, amendments, procedures, subplans and the like as may be necessary or advisable to comply with provisions of laws in other countries in which the Company operates or has employees. The Committee shall have the authority to adopt plans, supplemental to this Plan, covering employees residing outside the United States, including but not limited to the United Kingdom.

9.

Registration, Listing and Qualification of Shares. Each Option shall be subject to the requirement that if at any time the Committee shall determine that the registration, listing or qualification of the shares covered thereby upon any securities exchange or under any foreign, federal, state or local law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of such Option or the purchase of shares thereunder, no such Option may be exercised unless and until such registration, listing, qualification, consent or approval shall have been effected or obtained free of any condition not acceptable to the Committee. Any person exercising an Option shall make such representations and agreements and furnish such information as the Committee may request to assure compliance with the foregoing or any other applicable legal requirements.

10.

Buy Out of Option Gains. At any time after any Stock Option becomes exercisable, the Committee shall have the right to elect, in its sole discretion and without the consent of the holder thereof, to cancel such Option and to cause YUM to pay to the Participant the excess of the Fair Market Value of the shares of Common Stock covered by such Option over the Option Exercise Price of such Option at the date the Committee provides written notice (the “Buy Out Notice”) of its intention to exercise such right. Buy outs pursuant to this provision shall be effected by YUM as promptly as possible after the date of the Buy Out Notice. Payments of buy out amounts may be made in cash, in shares of Common Stock, or partly in cash and partly in Common Stock, as the Committee deems advisable. To the extent payment is made in shares of Common Stock, the number of shares shall be determined by dividing the amount of the payment to be made by the Fair Market Value of a share of Common Stock at the date of the Buy Out Notice. In no event shall YUM be required to deliver a fractional share of Common Stock in satisfaction of this buy out provision. Payments of any such buy out amounts shall be made net of any applicable foreign, federal (including FICA), state and local withholding taxes.

4

11.

Adjustment for Change in Stock Subject to Plan. In the event of any change in the outstanding shares of Common Stock by reason of any stock split, stock dividend, or other increase or decrease in shares effected without the receipt of consideration by the Company or other similar corporate change, such equitable adjustments may be made in the Plan and the Options granted hereunder as the Committee determines are necessary or appropriate, including, if necessary, an adjustment in the number of shares and Option Exercise Prices per share applicable to Options then outstanding and in the number of shares which are reserved for issuance under the Plan. The Committee may also make the foregoing changes and any other changes, including changes in the classes of securities available, to the extent it is deemed necessary or desirable to preserve the intended benefits of the Plan for the Company and the Participants in the event of any other reorganization, recapitalization, merger, consolidation, spin-off, extraordinary dividend or other distribution or similar transaction. Any such adjustment shall be conclusive and binding for all purposes of the Plan.

12.

No Rights to Options or Employment. No employee or other person shall have any claim or right to be granted an Option under the Plan. Having received an Option under the Plan shall not give an employee any right to receive any other grant under the Plan. A Participant shall have no rights to or interest in any Option except as set forth herein. Neither the Plan nor any action taken hereunder shall be construed as giving any employee any right to be retained in the employ of the Company.

13.

Rights as Shareholder. A Participant under the Plan shall have no rights as a holder of Common Stock with respect to Options granted hereunder, unless and until certificates for shares of Common Stock are issued to such Participant.

14.

Assignment. Except as otherwise provided in an award summary, no Stock Option shall be assignable or transferable except by will or by the laws of descent and distribution and during the lifetime of a Participant, the Stock Option shall be exercisable only by such Participant or such Participant’s guardian or legal representative.

15.

Other Actions. This Plan shall not restrict the authority of the Committee or of YUM, for proper corporate purposes, to grant or assume stock options, other than under the Plan, to or with respect to any employee or other person.

5

Exhibit 10.23

“YUM! Brands, Inc. SharePower Plan”

1.

Purposes. The purpose of the YUM! Brands, Inc. SharePower Plan (the “Plan”) is to provide YUM! Brands, Inc. (“YUM”) stock options to (1) YUM employees pursuant to the Employee Programs Agreement, dated as of August 26, 1997, between YUM and PepsiCo, Inc. (the “Employee Programs Agreement”), which requires that certain PepsiCo, Inc. stock options granted pursuant to the PepsiCo SharePower Stock Option Plan be converted to YUM stock options under this Plan, and (2) YUM employees on and after February 1, 2001.

2.	Definitions. Unless the context clearly indicates otherwise, the following terms, when used in this Plan, shall have the meanings set forth below:
(a)	“Common Stock” or “Stock” means YUM Common Stock, without par value.
(b)

“Committee” means the Compensation Committee of the Board of Directors of YUM, as appointed from time to time by the Board, consisting of three or more members of the Board who are not eligible to participate in the Plan and who have not, within one year prior to their appointment to the Committee, participated in the Plan.

(c)	“Company” means YUM! Brands, Inc., its divisions and direct and indirect subsidiaries.
(d)

“Fair Market Value” means an amount equal to the average of the high and low sales prices for Common Stock as reported on the composite tape for securities listed on the New York Stock Exchange on the date in question (or, if no sales of Stock were made on said Exchange on such date, on the next preceding day on which sales were made on such Exchange), except that such average price shall be rounded up to the nearest one-fourth.

(e)

“Grant Date” means the date an Option was granted under the PepsiCo SharePower Stock Option Plan. The date of grant of an Option is the date as of which the Compensation Committee of the Board of Directors of PepsiCo determined that such Option became effective.

(f)	“Option” or “Stock Option” means a right granted under the Plan to an Optionee to purchase a share of YUM Common Stock at a fixed price for a specified period of time.
(g)	“Option Exercise Price” means the price at which a share of Common Stock covered by an Option granted hereunder may be purchased.
(h)	“Optionee” means an eligible employee of the Company who has received a Stock Option granted under the Plan.
(i)	“PepsiCo” means PepsiCo, Inc., a North Carolina corporation.
(j)

“Retirement” means termination from employment by the Company for reasons other than death after the employee has fulfilled the requirements for either a normal, early or disability retirement pension, as defined under the Company's retirement program applicable to such employee at the date of termination of employment.

(k)	“Totally Disabled” shall have the meaning set forth in the Company’s long term disability program applicable to such employee.
(l)	“YUM” means YUM! Brands, Inc., a North Carolina corporation.

3.

Administration. The Plan shall be administered by the Committee, which shall have full power and authority to administer and interpret the Plan and to adopt such rules, regulations, agreements, guidelines and instruments for the administration of the Plan as the Committee deems necessary or advisable.

The Committee’s interpretations of the Plan, and all actions taken and determinations made by the Committee concerning any matter arising under or with respect to the Plan or any Options granted hereunder, shall be final, binding and conclusive on all interested parties, including YUM, its shareholders and all former, present and future employees of the Company. The Committee may delegate some or all of its power and authority hereunder to the Chairman and Chief Executive Officer of YUM, such delegation to be subject to such terms and conditions as the Committee in its discretion shall determine. The Committee may as to all questions of accounting rely conclusively upon any determinations made by the independent public accountants of YUM.

4.

Stock Available for Options. The shares that may be delivered or purchased under the Plan shall not exceed an aggregate of 14,000,000 shares of Common Stock, subject to any adjustments which

1

may be made pursuant to Section 11 hereof. Shares of Stock used for purposes of the Plan may be either shares of authorized but unissued Common Stock or treasury shares or both.

5.

Eligibility. All those employees of YUM, its divisions and direct and indirect subsidiaries whose options under the PepsiCo SharePower Stock Option Plan were converted to YUM Options pursuant to the Employee Programs Agreement. In addition, effective February 1, 2001, employees of YUM (other than officers subject to Section 16 of the Securities Exchange Act of 1934) are eligible to receive option grants.

6.	Terms and Conditions of Options. Each Option outstanding hereunder shall be in writing and shall contain the following terms and conditions:
(a)	Option Exercise Price. The Option Exercise Price shall be equal to the Fair Market Value of a share of Common Stock on the Grant Date.
(b)

Term and Exercise Dates. Options granted hereunder shall have a term of no longer than ten years from the Grant Date and shall vest in accordance with the terms of their grant. A grant of Options may vest in installments, however, Stock Options must be exercised for full shares of Common Stock. To the extent that Stock Options are not exercised when they become initially exercisable, they shall be carried forward and be exercisable until the expiration of the term of such Stock Options, subject to the provisions of Sections 6(e) and (f) hereof.

(c)

Exercise of Option. To exercise an Option, the holder thereof shall give notice of his or her exercise to YUM, or its agent, specifying the number of shares of Common Stock to be purchased and identifying the specific Options that are being exercised. From time to time the Committee may establish procedures relating to effecting such exercises. No fractional shares shall be issued as a result of exercising an Option. An Option is exercisable during an Optionee’s lifetime only by the Optionee, provided, however, that in the event the Optionee is incapacitated and unable to exercise Options, such Options may be exercised by such Optionee’s legal guardian, legal representative, fiduciary or other representative whom the Committee deems appropriate based on applicable facts and circumstances.

(d)

Payment of Option Exercise Price. The Option Exercise Price for the Options being exercised must be paid in full at time of issuance of the Common Stock. In addition, in order to enable the Company to meet any applicable foreign, federal (including FICA), state and local withholding tax requirements, an Optionee shall also be required to pay the amount of tax to be withheld at the time of exercise. No share of Stock will be delivered to any Optionee until all such amounts have been paid.

(e)

Effect of Termination of Employment, Disability or Death. No Option may be exercised by an Optionee after the termination of his or her employment with the Company, except that: (i) if such termination occurs by reason of the Optionee’s death, all Options then held by the Optionee shall become immediately exercisable as of the date of death and may be exercised by such Optionee’s executor (or, if none, his or her legal representative) until the expiration of such Options in accordance with their terms; (ii) if such termination occurs by reason of the Optionee’s becoming Totally Disabled, all Options then held by the Optionee shall continue to become exercisable and be able to be exercised by the Optionee in accordance with their terms; (iii) if such termination occurs by reason of the Optionee’s Retirement, all Options then held by the Optionee shall become immediately exercisable as of the date of such Retirement and may be exercised by the Optionee until the expiration of such Options in accordance with their terms; and (iv) if such termination is voluntary by the employee or is by action of the Company (except as described in Section 6(f) hereof), all Options then held by the Optionee which are exercisable at the date of termination shall continue to be exercisable by the Optionee until the earlier of 90 days after such date or the expiration of such Options in accordance with their terms and all Options which are not exercisable at such date shall automatically terminate and lapse, unless the Committee shall determine otherwise.

(f)

Misconduct. In the event that an Optionee has (i) used for profit or disclosed to unauthorized persons, confidential information or trade secrets of the Company, (ii) breached any contract with or violated any fiduciary obligation to the Company, (iii) engaged in unlawful trading in the securities of YUM or of another company based on information gained as a result of that Optionee’s employment with the Company, or (iv) committed a felony or other serious crime, then that Optionee shall forfeit all rights to any unexercised Options granted under the Plan and all of that Optionee’s outstanding Options shall automatically terminate and lapse, unless the Committee shall determine otherwise.

2

(g)

Nontransferability of Options. During an Optionee’s lifetime, his or her Options shall not be transferrable and shall only be exercisable by the Optionee and any purported transfer shall be null and void. No Option shall be transferrable other than by will or the laws of descent and distribution.

7.

Amendment. The Committee may, at any time, amend, suspend or terminate the Plan, in whole or in part, provided that no such action shall adversely affect any rights or obligations with respect to any grants theretofore outstanding hereunder. The Committee may amend the terms and conditions of outstanding Options, provided, however, that (i) no such amendment shall be adverse to the holders of the Options, (ii) no such amendment shall extend the period for exercise of an Option, and (iii) the amended terms of the Option would be permitted under this Plan.

8.

Foreign Employees. Without amending the Plan, the Committee may treat Options granted to eligible employees who are foreign nationals on such terms and conditions different from those specified in this Plan as may in the judgment of the Committee be necessary or desirable to foster and promote achievement of the purposes of the Plan, and, in furtherance of such purposes the Committee may make such modifications, amendments, procedures, subplans and the like as may be necessary or advisable to comply with provisions of laws in other countries in which the Company operates or has employees.

9.

Registration, Listing and Qualification of Shares. Each Option shall be subject to the requirement that if at any time the Committee shall determine that the registration, listing or qualification of the shares covered thereby upon any securities exchange or under any foreign, federal, state or local law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of such Option or the purchase of shares thereunder, no such Option may be exercised unless and until such registration, listing, qualification, consent or approval shall have been effected or obtained free of any condition not acceptable to the Committee. Any person exercising an Option shall make such representations and agreements and furnish such information as the Committee may request to assure compliance with the foregoing or any other applicable legal requirements.

10.

Buy Out of Option Gains. At any time after any Stock Option becomes exercisable, the Committee shall have the right to elect, in its sole discretion and without the consent of the holder thereof, to cancel such Option and to cause YUM to pay to the Optionee the excess of the Fair Market Value of the shares of Common Stock covered by such Option over the Option Exercise Price of such Option at the date the Committee provides written notice (the “Buy Out Notice”) of its intention to exercise such right. Buy outs pursuant to this provision shall be effected by YUM as promptly as possible after the date of the Buy Out Notice. Payments of buy out amounts may be made in cash, in shares of Common Stock, or partly in cash and partly in Common Stock, as the Committee deems advisable. To the extent payment is made in shares of Common Stock, the number of shares shall be determined by dividing the amount of the payment to be made by the Fair Market Value of a share of Common Stock at the date of the Buy Out Notice. In no event shall YUM be required to deliver a fractional share of Common Stock in satisfaction of this buy out provision. Payments of any such buy out amounts shall be made net of any applicable foreign, federal (including FICA), state and local withholding taxes.

11.

Adjustment for Change in Stock Subject to Plan. In the event of any change in the outstanding shares of Common Stock by reason of any stock split, stock dividend, recapitalization, merger, consolidation, combination or exchange of shares or other similar corporate change, such equitable adjustments may be made in the Plan and the Options granted hereunder as the Committee determines are necessary or appropriate, including, if necessary, an adjustment in the number of shares and Option Exercise Prices per share applicable to Options then outstanding and in the number of shares which are reserved for issuance under the Plan. Any such adjustment shall be conclusive and binding for all purposes of the Plan.

12.

No Rights to Options or Employment. No employee or other person shall have any claim or right to be granted an Option under the Plan. Having received an Option under the Plan shall not give an employee any right to receive any other grant under the Plan. An Optionee shall have no rights to or interest in any Option except as set forth herein. Neither the Plan nor any action taken hereunder shall be construed as giving any employee any right to be retained in the employ of the Company.

3

13.

Rights as Shareholder. An Optionee under the Plan shall have no rights as a holder of Common Stock with respect to Options granted hereunder, unless and until certificates for shares of Common Stock are issued to such Optionee.

14.

Other Actions. This Plan shall not restrict the authority of the Committee or of YUM, for proper corporate purposes, to grant or assume stock options, other than under the Plan, to or with respect to any employee or other person.

15.

Costs and Expenses. Except as provided in Sections 6 and 10 hereof with respect to taxes, the costs and expenses of administering the Plan shall be borne by YUM and shall not be charged to any grant nor to any employee receiving a grant.

16.

Plan Unfunded. The Plan shall be unfunded. Except for reserving a sufficient number of authorized shares to the extent required by law to meet the requirements of the Plan, YUM shall not be required to establish any special or separate fund or to make any other segregation of assets to assure the delivery of YUM Common Stock upon exercise of any Option granted under the Plan.

17.	Governing Law. This Plan shall be governed by and construed in accordance with the laws of the State of North Carolina.

18.	Effectiveness and Duration of the Plan. This Plan shall become effective at the beginning of October 7, 1997.

4

Exhibit 12.1

YUM! Brands, Inc.
Ratio of Earnings to Fixed Charges Years Ended 2002-1998
(in millions except ratio amounts)

	52 Weeks				53 Weeks		52 Weeks
	2002		2001		2000		1999		1998
Earnings:
Pretax income from continuing operations before cumulative effect of accounting changes(a)	$ 858		$ 733		$ 684		$ 1,038		$ 756
Unconsolidated affiliates’ interests, net(a)	(7)		(7)		(13)		(12)		(10)
Interest expense(a)	180		172		190		218		291
Interest portion of net rent expense(a)	111		93		87		90		105

Earnings available for fixed charges	$ 1,142		$ 991		$ 948		$ 1,334		$ 1,142

Fixed charges:
Interest expense(a)	$ 180		$ 172		$ 190		$ 218		$ 291
Interest portion of net rent expense(a)	111		93		87		90		105

Total fixed charges	$ 291		$ 265		$ 277		$ 308		$ 396

Ratio of earnings to fixed charges(b)	3.92	x	3.74	x	3.42	x	4.33	x	2.88	x

(a)

For purposes of these ratios, earnings are calculated by adding to (subtracting from) pretax income from continuing operations before income taxes and cumulative effect of accounting changes the following: fixed charges, excluding capitalized interest; (equity income (loss) from 50% or less owned affiliates); and distributed income from 50% or less owned affiliates. Fixed charges consists of interest on borrowings and that portion of rental expense that approximates interest.

(b)

Included the impact of unusual items (income) expense of $(27) million in 2002, $(3) million in 2001, $204 million in 2000, $51 million in 1999 and $15 million in 1998. Excluding the impact of these unusual items, the ratio of earnings to fixed charges would have been 3.83x, 3.73x 4.16x, 4.49x and 2.92x for the fiscal years ended 2002, 2001, 2000, 1999 and 1998, respectively.

Exhibit 21.1

SUBSIDIARIES OF YUM! BRANDS, INC.
AS OF DECEMBER 28, 2002

Name of Subsidiary	State or Country of Incorporation

2843-5196 Quebec, Inc.	Canada
3018538 Nova Scotia Company	Canada
3019392 Nova Scotia Company	Canada
3026183 Nova Scotia Company	Canada
A&M Food Services, Inc.	Nevada
A&W Restaurants, Inc.	Michigan
ACN 085 239 961 Pty. Ltd. (SA1)	Australia
ACN 085 239 998 Pty. Ltd. (SA2)	Australia
American Restaurants AS	Czech
American Restaurants Sp. z.o.o.	Poland
Amit, Ltd.	Hong Kong
Amrest Holdings N.V	Netherlands
Anglian Fast Foods Limited	United Kingdom
Ashton Fried Chicken Pty. Ltd.	Australia
Beijing Pizza Co., Ltd.	China
Bell Taco Pty. Ltd.	Australia
Big Sur Restaurants, Inc.	Delaware
Birdland (Taiwan) Limited	Taiwan
Blue Ridge Pizza Hut, Inc.	Virginia
Buckeye PH, Inc.	Ohio
Calny, Inc.	Delaware
Changsha KFC Co., Ltd.	China
Chesapeake Bay Pizza Hut, Inc.	Maryland
Chia Tai-KFC Investment Co. Ltd.	Hong Kong
Chongqing KFC Co., Ltd.	China
Colonel’s Realty, Inc.	Canada
D H Gorman (Leicester) Limited	United Kingdom
D&E Foodservice, Inc.	South Carolina
Dairyland Pizza Hut, Inc.	Wisconsin
Dalian Kentucky Foodhall Co., Ltd.	China
Dalian Kentucky Fried Chicken Co., Ltd.	China
Dedman and Rose Caterers Limited	United Kingdom
Delta Creator Sp. z.o.o.	Poland
Domicile Pizza S.N.C.	France
Dongguan KFC Co., Ltd.	China
El KrAm, Inc.	Iowa
Erin Investment Corp.	Pennsylvania
Finger Lickin’ Chicken Limited	United Kingdom
FTB, Inc.	Florida
Fuzhou KFC Co., Ltd.	China
G Judd and Rose Caterers Limited	United Kingdom
Gittins and Rose Caterers Limited	United Kingdom
Glenharney Insurance Company	Vermont
Global Restaurants, Inc	Mauritius
Glouscester Properties Pty. Ltd.	Australia
Guangdong KFC Co., Ltd. (a/k/a. Guangzhou KFC Co., Ltd.)	China
Hangzhou KFC Co., Ltd.	China
Hoosier Pizza Hut Co.	Indiana
International Fast Food Polska Sp. z.o.o.	Poland
Inventure Rio Ltda.	Brazil
Kempton International Limited	British Virgin Islands
Kentucky Fried Chicken (Germany) Rest. Holdings GmbH	Germany
Kentucky Fried Chicken (Great Britain) Limited	United Kingdom
Kentucky Fried Chicken Advertising, Ltd.	United Kingdom
Kentucky Fried Chicken Beijing Co., Ltd	China
Kentucky Fried Chicken Corporate Holdings, Ltd.	Delaware
Kentucky Fried Chicken Corporation	Delaware
Kentucky Fried Chicken de Mexico, SRL de CV	Mexico
Kentucky Fried Chicken Espana, S.L.	Spain
Kentucky Fried Chicken Global BV	Netherlands
Kentucky Fried Chicken Global III BV	Netherlands
Kentucky Fried Chicken International Corporation	Delaware
Kentucky Fried Chicken International Holdings, Inc.	Delaware
Kentucky Fried Chicken Japan Ltd.	Japan
Kentucky Fried Chicken Limited	United Kingdom
Kentucky Fried Chicken of California, Inc.	Delaware
Kentucky Fried Chicken Pty. Ltd.	Australia
Kentucky Fried Chicken Worldwide BV	Netherlands
Kentucky S.R.L.	Spain
KFC Corporation	Delaware
KFC Development (Thailand) Co., Limited	Thailand
KFC Europe Holdings	Delaware
KFC France SAS	France
KFC Germany, Inc.	Delaware
KFC Holdings BV	Netherlands
KFC Ireland Limited	Ireland
KFC National Management Company	Delaware
KFC Netherlands, Inc.	Delaware
KFC of America, Inc.	California
KFC Pension Trust Co. Ltd.	United Kingdom
KFC Poland Holding B.V.	Netherlands
KFC Productos Alimenticious C.A.	Venezuela
KFC San Juan, Inc.	Delaware
KFC Services, Ltd.	United Kingdom
KFC U.S. Properties, Inc.	Delaware
KFC USA, Inc.	Delaware
KFCC/Yum! Brands Holding Ltd.	Canada
Kunming KFC Co., Ltd.	China
Lake Michigan Management Co., Inc.	Wisconsin
Lanzhou KFC Co., Ltd.	China
Lee Huts, Inc.	Florida
LJS Advertising, Inc.	Kentucky
LJS Restaurants, Inc.	Delaware
Long John Silver’s, Inc.	Delaware
Lookchief Limited	United Kingdom
Middleton Enterprises, Inc.	Missouri
Mountaineer Pizza Hut, Inc.	West Virginia
NanChang KFC Co., Ltd.	China
Nanjing KFC Co., Ltd.	China
Nanning KFC Co., Ltd.	China
Nero’s Holdings Pty. Ltd.	Australia
Nero’s Pizza Pty. Ltd.	Australia
Newcastle Fried Chicken Pty. Ltd.	Australia
Norfolk Fast Foods Ltd	United Kingdom
Northside Fried Chicken Pty. Ltd.	Australia
Odyssey Investments, Ltd.	Florida
OLCO S.N.C.	France
One-O-Nine Company	Missouri
Oriole Pizza Hut, Inc.	Maryland
Parr and Rose Caterers Limited	United Kingdom
PCNZ INVESTMENTS LIMITED	Mauritius
PCNZ LIMITED	Mauritius
PepsiCo Eurasia Limited	Delaware
PHI (UK) Limited	United Kingdom
PHM de Mexico, SRL de CV	Mexico
PHP De Mexico Inmobiliaria, SRL de CV	Mexico
Pizza France S.N.C.	France
Pizza Hut (Thai) Limited	Thailand
Pizza Hut Australia Finance Pty. Ltd.	Australia
Pizza Hut Del Distrito, SRL de CV	Mexico
Pizza Hut Distributors Pty. Ltd.	Australia
Pizza Hut G.m.b.H.	Germany
Pizza Hut Holdings GmbH	Germany
Pizza Hut International, LLC	Delaware
Pizza Hut Korea Co., Ltd.	Korea
Pizza Hut Ltd.	United Kingdom
Pizza Hut Mexicana, SRL de CV	Mexico
Pizza Hut of Allegany County, Inc.	Maryland
Pizza Hut of America, Inc.	Delaware
Pizza Hut of Charles County, Inc.	Maryland
Pizza Hut of Florida, Inc.	Florida
Pizza Hut of Frederick County, Inc.	Maryland
Pizza Hut of Louisiana, Inc.	Louisiana
Pizza Hut of North America, Inc.	Texas
Pizza Hut of Northern Louisiana, Inc.	Louisiana
Pizza Hut of Oregon, Inc.	Oregon
Pizza Hut of Puerto Rico, Inc.	Delaware
Pizza Hut of St. Louis, Inc.	Missouri
Pizza Hut of St. Mary’s County, Inc.	Maryland
Pizza Hut of Titusville, Inc.	Florida
Pizza Hut of Washington County, Inc.	Maryland
Pizza Hut Pension Trust Limited	United Kingdom
Pizza Hut Properties, Pty, Ltd.	Australia
Pizza Hut Restaurant Systems Pty. Ltd.	Australia
Pizza Hut Services Limited	United Kingdom
Pizza Hut Special Delivery Australia Pty, Ltd.	Delaware
Pizza Hut SRO	Czech
Pizza Hut Victoria Pty. Ltd.	Australia
Pizza Hut West, Inc.	California
Pizza Hut, Inc.	California
Pizza Hut, Ltd.	Texas
Pizza Huts of Cincinnati, Inc.	Indiana
Pizza Huts of Las Vegas, Inc.	Nevada
Pizza Huts of the Northwest, Inc.	Minnesota
Pizza Management Inc.	Delaware
Pizza Restaurant Realty, Inc.	Delaware
Potomac Pizza Hut, Inc.	Maryland
Priszm Brandz LP	Canada
Priszm Brandz, Inc.	Canada
Qingdao Kentucky Fried Chicken Co., Ltd.	China
Red Raider Pizza Company	Delaware
Restaurant Holdings Limited	United Kingdom
Restaurantes Internacionales Limitada de Chile	Chile
Roberts Restaurants Limited	United Kingdom
Romet Corp.	Pennsylvania
Salsa Rio Grill, Inc.	California
SCI Argo	France
SCI Duranton	France
Semoran Management Corporation	Florida
Semoran Pizza Huts of Southwest Georgia, Inc.	Florida
Semoran Pizza Huts, Inc.	Florida
SensAsian Holdings, LLC	Delaware
SEPSA S.N.C.	France
Servicios Administrativos R.P.I. SRL de CV	Mexico
Servicios Operativos RPI, SRL de CV	Mexico
Shanghai Kentucky Fried Chicken Co., Ltd.	China
Shanghai Pizza Hut Co., Ltd.	China
Shantou KFC Co., Ltd.	China
Shenzhen KFC Co., Ltd.	China
Single Tree Corporation	Missouri
Southern Fast Foods Limited	United Kingdom
Southern Tier Pizza Hut, Inc.	New York
Spizza 30 Nord S.N.C.	France
Spizza 30 SAS	France
Spolpep Sp. z.o.o.	Poland
Suffolk Fast Foods Ltd	United Kingdom
Supreme Pizza, Inc.	Missouri
Suzhou KFC Co., Ltd.	China
Taco Bell Advertising, Inc.	California
Taco Bell Corp.	California
Taco Bell of America, Inc.	Delaware
Taco Bell Pty. Ltd.	Australia
Taco Caliente, Inc.	Arizona
Taco Del Sur, Inc.	Georgia
Taco Enterprises, Inc.	Michigan
TaiYuan KFC Co., Ltd.	China
TB Holdings	California
TBLD Corp.	California
TCL, Inc.	Delaware
Tenga Taco, Inc.	Florida
TGRI-Relo, Inc.	Texas
THC I Limited	Malta
THC II Limited	Malta
THC III Limited	Malta
Tianjin KFC Co., Ltd.	China
Tricon Australia Investments Pty. Ltd.	Australia
Tricon Canada Financing LP	Canada
Tricon do Brazil Ltda	Brazil
Tricon International Co., Ltd.	Thailand
Tricon International Participations, S.a.r.l.	Luxembourg
Tricon Operadora SRL de CV	Mexico
Tricon Restaurants Germany GmbH	Germany
Tricon Restaurants International (PR), Inc.	Cayman Islands
Tricon Restaurants International BV	Netherlands
Tricon Restaurants International Limited (UK)	United Kingdom
Tricon Restaurants International Ltd. & Co. KG	Germany
Tricon Restaurants International, Ltd.	Cayman Islands
Tricon Restaurants Marketing Private Limited	India
Tri-L Pizza Huts, Inc.	Pennsylvania
U.S. Food S.N.C.	France
Upper Midwest Pizza Hut, Inc.	Delaware
Valagu SA	Spain
Valleythorn Limited	United Kingdom
VariAsian Development, Ltd.	Cayman Islands
VariAsian Operations (International), Ltd.	Cayman Islands
VariAsian, Inc.	Delaware
West End (Holdings) Limited	United Kingdom
West End Restaurants (Investments) Limited	United Kingdom
West End Restaurants Limited	United Kingdom
Wuxi KFC Co., Ltd.	China
Xiamen - KFC Co., Ltd.	China
Xinjiang KFC Co., Ltd.	China
YGC, Inc.	Arizona
YGR Acquistion Corp.	Delaware
YGR America, Inc.	Delaware
YGR International Limited	United Kingdom
Yorkshire Global Licensing Netherlands B.V.	Netherlands
Yorkshire Global Restaurants, Inc.	Maryland
Yorkshire Holdings, Inc.	Maryland
YSV Holdlings, LLC	Delaware
Yum Aviation Services, Inc.	Delaware
Yum Procurement Corporation	Delaware
Yum Procurement Holding Corporation	Delaware
Yum Procurement Services, L.P.	Delaware
Yum Restaurant Licensing Corp.	Delaware
Yum Restaurant Services Group, Inc.	Delaware
Yum Restaurants International (Pty) Ltd.	South Africa
Yum Restaurants PR Holdings Inc.	Delaware
Yum Restaurants Puerto Rico, Inc.	Delaware
Yum! (China) Investment Co., Ltd.	China
Yum! (Shanghai) Food Co., Ltd.	China
Yum! Australia Equipment Pty Ltd.	Australia
Yum! Australia Finance Pty. Ltd.	Australia
Yum! Australia Superannuation Fund	Australia
Yum! Brands Canada Management Holding, Inc.	Canada
Yum! Brands Canada Management L.P.	Canada
Yum! Brands Global Restaurants (Canada), Inc.	Canada
Yum! Brands Mexico Holdings II LLC	Delaware
Yum! Brands Mexico Holdings LLC	Delaware
Yum! Capital Pty. Ltd.	Australia
Yum! Consulting (Shanghai) Co., Ltd.	China
Yum! Holdings (Australia) Pty. Ltd.	Australia
Yum! Restaurants (Chengdu) Co., Ltd.	China
Yum! Restaurants (Hong Kong) Ltd.	Hong Kong
Yum! Restaurants (India) Pvt. Ltd.	India
Yum! Restaurants (Netherlands) Limited	United Kingdom
Yum! Restaurants (Shenyang) Co., Ltd.	China
Yum! Restaurants (Taiwan) Co., Ltd.	Taiwan
Yum! Restaurants (UK) Ltd	United Kingdom
Yum! Restaurants (Wuhan) Co., Ltd.	China
Yum! Restaurants Asia Private Limited	Singapore
Yum! Restaurants Australia Pty. Ltd.	Australia
Yum! Restaurants Europe Ltd.	United Kingdom
Yum! Restaurants International	Thailand
Yum! Restaurants International (Canada) L.P.	Canada
Yum! Restaurants International, Inc.	Delaware
Yum! Restaurants International, SRL de CV	Mexico
Yum! Restaurants New Zealand Ltd	New Zealand
Yum! Services Limited	Cayman Islands
Yumsop Pty. Ltd.	Australia
ZhengZhou KFC Co., Ltd.	China

Exhibit 23.1

Consent of Independent Auditors

The Board of Directors
YUM! Brands, Inc.:

We consent to incorporation by reference in the registration statements listed below of our report dated February 7, 2003, relating to the consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (formerly TRICON Global Restaurants, Inc.) as of December 28, 2002 and December 29, 2001, and the related consolidated statements of income, cash flows and shareholders’ equity (deficit) and comprehensive income for each of the years in the three-year period ended December 28, 2002, which report appears in the December 28, 2002 annual report on Form 10-K of YUM! Brands, Inc. Our report refers to the adoption of the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002.

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

/s/ KPMG LLP
Louisville, Kentucky
March 10, 2003

Exhibit 99.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of YUM! Brands, Inc. (the “Company”) on Form 10-K for the year ended December 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 10, 2003	/s/ David C. Novak Chairman and Chief Executive Officer

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of YUM! Brands, Inc. (the “Company”) on Form 10-K for the year ended December 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David J. Deno, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 10, 2003	/s/ David J. Deno Chief Financial Officer