Form 10-Q
period 2003-03-22
YUM BRANDS INC
filed 2003-05-01
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 22, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ×      No

     The number of shares outstanding of the Registrant’s Common Stock as of April 25, 2003 was 292,480,520 shares.

YUM! BRANDS, INC.

PART I	- FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data - unaudited)

	Quarter Ended
	3/22/03	3/23/02
Revenues
Company sales	$ 1,597	$ 1,426
Franchise and license fees	205	188

Total revenues	1,802	1,614

Costs and expenses, net
Company restaurants
Food and paper	492	439
Payroll and employee benefits	450	395
Occupancy and other operating expenses	430	369

	1,372	1,203
General and administrative expenses	203	182
Franchise and license expenses	7	10
Other (income) expense	(4)	7
Refranchising net loss (gain)	7	(3)
AmeriServe and other charges (credits)	-	(11)

Total costs and expenses, net	1,585	1,388

Operating Profit	217	226

Interest expense, net	42	34

Income Before Income Taxes and Cumulative Effect of Accounting Change	175	192

Income tax provision	57	68

Income Before Cumulative Effect of Accounting Change	118	124

Cumulative effect of accounting change, net of tax	(1)	-

Net Income	$ 117	$ 124

Basic Earnings Per Common Share	$ 0.40	$ 0.42

Diluted Earnings Per Common Share	$ 0.39	$ 0.40

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions - unaudited)

	Quarter Ended
	3/22/03	3/23/02

Cash Flows - Operating Activities
Net income	$ 117	$ 124
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	1	-
Depreciation and amortization	87	78
Refranchising net loss (gain)	7	(3)
Other liabilities and deferred credits	7	4
Deferred income taxes	(13)	(2)
Other non-cash charges and credits, net	19	16
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	12	5
Inventories	(7)	(4)
Prepaid expenses and other current assets	(25)	9
Accounts payable and other current liabilities	(80)	(72)
Income taxes payable	4	32

Net change in operating working capital	(96)	(30)

Net Cash Provided by Operating Activities	129	187

Cash Flows - Investing Activities
Capital spending	(112)	(113)
Proceeds from refranchising of restaurants	2	19
Acquisition of restaurants	-	(1)
Short-term investments	(11)	(7)
Sales of property, plant and equipment	11	11
Other, net	(9)	2

Net Cash Used In Investing Activities	(119)	(89)

Cash Flows - Financing Activities
Revolving Credit Facility activity, by original maturity
Three months or less, net	97	(94)
Repayments of long-term debt	(2)	(22)
Short-term borrowings-three months or less, net	(23)	7
Repurchase shares of common stock	(48)	(8)
Employee stock option proceeds	10	46
Other, net	-	(2)

Net Cash Provided by (Used In) Financing Activities	34	(73)

Effect of Exchange Rates on Cash and Cash Equivalents	1	1

Net Increase in Cash and Cash Equivalents	45	26
Cash and Cash Equivalents - Beginning of Period	130	110

Cash and Cash Equivalents - End of Period	$ 175	$ 136

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	3/22/03	12/28/02
	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$ 175	$ 130
Short-term investments, at cost	39	27
Accounts and notes receivable, less allowance: $33 in 2003 and $42 in 2002	175	168
Inventories	70	63
Assets classified as held for sale	100	111
Prepaid expenses and other current assets	128	110
Deferred income taxes	121	121

Total Current Assets	808	730

Property, plant and equipment, net	3,065	3,037
Goodwill	485	485
Intangible assets, net	364	364
Investments in unconsolidated affiliates	233	229
Other assets	583	555

Total Assets	$ 5,538	$ 5,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$ 1,110	$ 1,166
Income taxes payable	211	208
Short-term borrowings	123	146

Total Current Liabilities	1,444	1,520

Long-term debt	2,391	2,299
Other liabilities and deferred credits	1,013	987

Total Liabilities	4,848	4,806

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	-	-
Common stock, no par value, 750 shares authorized; 293 shares and 294 shares
issued in 2003 and 2002, respectively	1,019	1,046
Accumulated deficit	(86)	(203)
Accumulated other comprehensive income (loss)	(243)	(249)

Total Shareholders’ Equity	690	594

Total Liabilities and Shareholders’ Equity	$ 5,538	$ 5,400

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)
(Unaudited)

1.	Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 28, 2002 (“2002 Form 10-K”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Consolidated Financial Statements included in the 2002 Form 10-K.

Our Financial Statements include YUM! Brands, Inc. and its wholly-owned subsidiaries (collectively referred to as “YUM” or the “Company”). The Financial Statements include the worldwide operations of KFC, Pizza Hut, Taco Bell, and since May 7, 2002, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”), which were added when we acquired Yorkshire Global Restaurants, Inc. (“YGR”). References to YUM throughout these notes to our Financial Statements are made using the first person notations of “we,” “us” or “our.”

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

In our opinion, the accompanying Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with our 2002 Form 10-K, our financial position as of March 22, 2003, and the results of our operations and cash flows for the quarters ended March 22, 2003 and March 23, 2002. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

We have reclassified certain items in the accompanying Financial Statements and Notes to the Financial Statements in order to be comparable with the current classifications. These reclassifications had no effect on previously reported net income.

2.	Stock-Based Employee Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation.

	Quarter Ended
	3/22/03	3/23/02
Net Income, as reported	$ 117	$ 124
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(9)	(8)

Net income, pro forma	108	116

Basic Earnings per Common Share
As reported	$ 0.40	$ 0.42
Pro forma	0.37	0.39

Diluted Earnings per Common Share
As reported	$ 0.39	$ 0.40
Pro forma	0.36	0.38

3.	Recently Adopted Accounting Pronouncements

Effective December 29, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses the financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result of obligations under certain leases that are within the scope of SFAS 143, the Company has recorded a cumulative effect adjustment of $2 million ($1 million after tax) which did not have a material effect on diluted earnings per common share. The adoption of SFAS 143 did not materially affect our Financial Statements for the quarter ended March 22, 2003. If SFAS 143 had been adopted as of the beginning of the quarter ended March 23, 2002, the cumulative effect adjustment would not have been materially different from that recorded in the current quarter.

The Company has adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Costs addressed by SFAS 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities, and costs to relocate employees. SFAS 146 is effective for exit or disposal activities that were initiated after December 31, 2002. SFAS 146 changes the timing of expense recognition for certain costs we incur while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. Adoption of SFAS 146 did not have a material impact on our Financial Statements for the quarter ended March 22, 2003.

The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as required by SFAS 123. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Our disclosure regarding the effects of stock-based compensation included in Note 2 is in compliance with SFAS 148.

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB

Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions were applicable to guarantees issued or modified after December 31, 2002. While the nature of our business results in the issuance of certain guarantee liabilities from time to time, the adoption of FIN 45 did not have a material impact on our Financial Statements for the quarter ended March 22, 2003.

4.	New Accounting Pronouncements Not Yet Adopted

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first interim or annual reporting period beginning after June 15, 2003 (the quarter ending September 6, 2003 for the Company). The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

As discussed further in Note 14, we have posted $32 million of letters of credit supporting our guarantee of two franchisee loan pools. Additionally, we have provided a standby letter of credit under which we could potentially be required to fund a portion (up to $25 million) of one of the franchisee loan pools. The letters of credit were issued under our existing bank credit agreement. These franchisee loan pools primarily funded purchases of restaurants from the Company and, to a lesser extent, franchisee development of new restaurants. The total loans outstanding under these loan pools were approximately $138 million at March 22, 2003. Our maximum exposure to loss as a result of our involvement with these franchisee loan pools was $57 million at March 22, 2003. We currently believe that it is reasonably possible we are the primary beneficiary of one of these VIEs and thus could be required to consolidate this VIE, as it is currently structured, upon FIN 46 becoming effective for the Company. At March 22, 2003 the VIE for which we may be the primary beneficiary had total loans outstanding of $98 million for which our maximum loss exposure was $37 million. We are currently evaluating alternative structures related to this franchisee loan pool.

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

5.	Acquisition of YGR

On May 7, 2002, YUM completed its acquisition of YGR. As of the date of the acquisition, YGR consisted of 742 and 496 company and franchise LJS units, respectively, and 127 and 742 company and franchise A&W units, respectively. The LJS unit totals included 133 multibranded LJS/A&W restaurants. This acquisition was made to facilitate meeting our strategic objective of achieving growth through multibranding, where two or more of our Concepts are operated in a single restaurant unit. We paid approximately $275 million in cash and assumed approximately $48 million of bank indebtedness in connection with the acquisition of YGR.

Additionally, as of the date of acquisition we recorded approximately $49 million of reserves (“exit liabilities”) related to our plans to consolidate certain support functions and close certain acquired restaurants, as presented in the table below. The consolidation of certain support functions included the termination of approximately 100 employees. The unpaid exit liabilities as of March 22, 2003 have been reflected on our Condensed Consolidated Balance Sheet as accounts payable and other current liabilities ($27 million) and other liabilities and deferred credits ($10 million). Amounts recorded as other liabilities and deferred credits are expected to result in payments principally in 2004.

	Severance Benefits	Lease and Other Contract Terminations	Other Costs	Total
Total reserve as of December 28, 2002	$ 5	$ 31	$ 4	$ 40
Amounts utilized in 2003	(2)	-	(1)	(3)

Total reserve as of March 22, 2003	$ 3	$ 31	$ 3	$ 37

The results of operations for YGR have been included in our Financial Statements since the date of acquisition. If the acquisition had been completed as of the beginning of the quarter ended March 23, 2002, pro forma Company sales and franchise and license fees would have totaled $1,552 million and $193 million, respectively, for that period. The impact of the acquisition, including interest expense on debt incurred to finance the acquisition, on net income and diluted earnings per share for the quarter ended March 23, 2002 would not have been significant. The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of this period nor is it necessarily indicative of future results.

6.	Two-for-One Common Stock Split

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

7.	Earnings Per Common Share (“EPS”)

	Quarter Ended
	3/22/03	3/23/02
Net income	$ 117	$ 124

Basic EPS:
Weighted-average common shares outstanding	293	294

Basic EPS	$ 0.40	$ 0.42

Diluted EPS:
Weighted-average common shares outstanding	293	294
Shares assumed issued on exercise of dilutive share equivalents	46	61
Shares assumed purchased with proceeds of dilutive share
equivalents	(36)	(45)

Shares applicable to diluted earnings	303	310

Diluted EPS	$ 0.39	$ 0.40

Unexercised employee stock options to purchase approximately 12.7 million and 0.8 million shares of our Common Stock for the quarters ended March 22, 2003 and March 23, 2002, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarters ended March 22, 2003 and March 23, 2002.

During the quarter ended March 22, 2003, we granted employee stock options to purchase approximately 5.5 million shares of our Common Stock at an exercise price equal to the average market price on the date of grant. The weighted-average exercise price of these options was approximately $24.33.

8.	Comprehensive Income

Comprehensive income was as follows:

	Quarter Ended
	3/22/03	3/23/02
Net income	$ 117	$ 124
Foreign currency translation adjustment arising during the period	6	(12)
Changes in fair value of derivatives, net of tax	(9)	5
Reclassification of derivative losses (gains) to net income, net of tax	9	(4)

Total comprehensive income	$ 123	$ 113

9.	Items Affecting Comparability of Net Income

Store Closures, Impairment and Refranchising

In the course of operating our restaurants, our reported results are impacted from time to time by the following:

  Store closure costs;
  Impairment of long-lived assets for stores we intend to continue to use in the business and stores we intend to close; and
  Refranchising net loss (gain).

The following table summarizes the impact of store closure costs and impairment charges which are included in other (income) expense in our Condensed Consolidated Statements of Income:

	March 22, 2003
	U.S.	International	Worldwide
Store closure costs	-	-	-
Store impairment charges	1	1	2

Store closure costs and impairment charges	1	1	2

	March 23, 2002
	U.S.	International	Worldwide
Store closure costs	6	2	8
Store impairment charges	3	1	4

Store closure costs and impairment charges	9	3	12

The following table summarizes the carrying values of the major classes of assets held for sale at March 22, 2003 and December 28, 2002. U.S. amounts primarily represent land on which we previously operated restaurants and are net of impairment charges of $3 million and $4 million, at March 22, 2003 and December 28, 2002, respectively. The carrying values in International relate primarily to our Puerto Rico business, which we wrote down by approximately $10 million ($6 million after tax) during the quarter ended March 22, 2003 to reflect current estimates of its fair value. This write-down was recorded as a refranchising loss. The carrying values of liabilities of the Puerto Rico business which we anticipate will be assumed by a buyer were not significant at March 22, 2003 and December 28, 2002.

	March 22, 2003
	U.S.	International	Worldwide
Property, plant and equipment, net	$6	$79	$ 85
Goodwill	-	13	13
Other assets	-	2	2

Assets classified as held for sale	$6	$94	$100

	December 28, 2002
	U.S.	International	Worldwide
Property, plant and equipment, net	$7	$ 89	$ 96
Goodwill	-	13	13
Other assets	-	2	2

Assets classified as held for sale	$7	$104	$111

The following table summarizes Company sales and restaurant profit related to stores held for sale at March 22, 2003, or disposed of through refranchising or closure during 2003 and 2002. The operations of such stores classified as held for sale as of March 22, 2003 or disposed of in the quarter ended March 22, 2003, which meet the conditions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) for reporting as discontinued operations were not material. Restaurant profit represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses.

	Quarter Ended
	3/22/03	3/23/02
Stores held for sale at March 22, 2003:
Sales	$ 43	$ 44
Restaurant profit	8	6
Stores disposed of in 2003 and 2002:
Sales	$ 1	$ 69
Restaurant profit	-	9

AmeriServe and Other Charges (Credits)

AmeriServe was the primary distributor of food and paper supplies to our U.S. stores when it filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2000. A plan of reorganization for AmeriServe (the “POR”) was approved on November 28, 2000, which resulted in, among other things, the assumption of our distribution agreement, subject to certain amendments, by McLane Company, Inc. During the AmeriServe bankruptcy reorganization process, we took a number of actions to ensure continued supply to our system. Those actions resulted in significant expense for the Company, primarily recorded in 2000. Under the POR we are entitled to proceeds from certain residual assets, preference claims and other legal recoveries of the estate.

We classify expenses and recoveries related to AmeriServe, as well as certain other items, as AmeriServe and other charges (credits). These amounts were classified as unusual items in previous years. AmeriServe and other charges (credits) were not significant for the quarter ended March 22, 2003. Income of $11 million ($7 million after tax) was recorded as AmeriServe and other (charges) credits for the quarter ended March 23, 2002 and primarily comprised $12 million of net recoveries under the POR.

10.	Debt

Our primary bank credit agreement is comprised of a $1.2 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures on June 25, 2005. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains other terms and provisions (including representations, warranties, covenants, conditions and events of default). The Credit Facility contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement.

At March 22, 2003, our unused Credit Facility totaled $0.8 billion, net of outstanding letters of credit of $0.2 billion. The interest rate for borrowings under the Credit Facility ranges from 1.0% to 2.0% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.65% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. At March 22, 2003, the weighted average contractual interest rate on borrowings outstanding under the Credit Facility was 2.1%. Interest is payable at least quarterly.

Interest expense on short-term borrowings and long-term debt was $44 million for the quarter ended March 22, 2003.

11.	Reportable Operating Segments

	Quarter Ended
Revenues	3/22/03	3/23/02
United States	$1,252	$1,134
International	550	480

	$1,802	$1,614

	Quarter Ended
Operating Profit	3/22/03	3/23/02
United States	$ 163	$ 166
International	95	79
Unallocated and corporate expenses	(35)	(33)
Unallocated other income (expense)	1	-
Refranchising net gain (loss)	(7)	3
AmeriServe and other (charges) credits	-	11

Operating profit	217	226
Interest expense, net	(42)	(34)

Income before income taxes and cumulative effect of accounting change	$ 175	$ 192

Identifiable Assets	3/22/03	12/28/02
United States	$3,262	$3,285
International	1,842	1,732
Corporate(a)	434	383

	$5,538	$5,400

Long-Lived Assets(b)	3/22/03	12/28/02
United States	$2,800	$2,805
International	1,055	1,021
Corporate	59	60

	$3,914	$3,886

(a)	Primarily includes deferred tax assets, fair value of financial instruments, and property, plant and equipment, net, related to our office facilities.
(b)	Includes property, plant and equipment, net; goodwill; and intangible assets, net.

12.	Share Repurchase Program

In November 2002, our Board of Directors authorized a share repurchase program. This program authorizes us to repurchase, through November 20, 2004, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. During the quarter ended March 22, 2003, we repurchased approximately 2 million shares for approximately $48 million at an average price per share of approximately $24 under this program. At March 22, 2003, approximately $224 million remained available for repurchases under this program. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

In February 2001, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock and was completed in November 2002. During the quarter ended March 23, 2002, we repurchased approximately 271,000 shares for approximately $8 million at an average price per share of approximately $28 under this program.

13.	Supplemental Cash Flow Data

Quarter Ended
	3/22/03	3/23/02
Cash Paid for:
Interest	$ 28	$ 7
Income taxes	67	35
Significant Non-Cash Investing and Financing Activities:
Capital lease obligations incurred to acquire assets	$ -	$ 1

14.	Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in and obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2030. As of March 22, 2003 and December 28, 2002, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $378 million and $388 million, respectively. The present value of these potential payments discounted at our pre-tax cost of debt at March 22, 2003 was $278 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our exposure under such leases at March 22, 2003 and December 28, 2002, was not material.

Guarantees Supporting Financial Arrangements of Franchisees, Unconsolidated Affiliates and Other Third Parties

At March 22, 2003 and December 28, 2002, we had provided approximately $32 million of partial guarantees of franchisee loan pools related primarily to the Company’s refranchising programs. The total loans outstanding under these loan pools were approximately $138 million at March 22, 2003. In support of these guarantees, we have posted $32 million of letters of credit. We also provide a standby letter of credit under which we could potentially be required to fund a portion (up to $25 million) of one of the franchisee loan pools. Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to refranchising (gains) losses.

We have guaranteed certain lines of credit and loans of unconsolidated affiliates totaling $29 million and $26 million at March 22, 2003 and December 28, 2002, respectively. If all such lines of credit were fully drawn down, the maximum contingent liability under these arrangements would be approximately $36 million and $26 million as of March 22, 2003 and December 28, 2002, respectively. Our unconsolidated affiliates had total revenues of over $1 billion for the quarter ended March 22, 2003, and assets and debt of $391 million and $159 million, respectively, at March 22, 2003.

We have also guaranteed certain lines of credit, loans and letters of credit of third parties totaling $9 million and $15 million at March 22, 2003 and December 28, 2002, respectively. If all such lines of credit and letters of credit were fully drawn down, the maximum contingent liability under these arrangements would be approximately $26 million and $27 million as of March 22, 2003 and December 28, 2002, respectively.

We have varying levels of recourse provisions and collateral that mitigate our risk under our guarantees of these financial arrangements of unconsolidated affiliates and other third parties. Accordingly, we have no recorded liability as of March 22, 2003 and December 28, 2002.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ workers’ compensation, employment practices liability, general liability and automobile liability losses as well as property losses and certain other insurable risks (collectively, “property and casualty losses”). To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to retain the risks of loss up to defined maximum per occurrence limits or to combine certain property and casualty losses into one loss pool with a single self-insured aggregate loss limit. The Company then purchases insurance coverage, up to a specified limit, for losses that exceed the self-insurance per occurrence or aggregate loss limits. The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregated loss limits is remote.

We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for property and casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by independent actuaries.

Due to the inherent volatility of actuarially determined property and casualty loss estimates, it is reasonably possible that we could experience changes in estimated losses which could be material to our growth in quarterly and annual net income. We believe that we have recorded our reserves for property and casualty losses at a level which has substantially mitigated the potential negative impact of adverse developments and/or volatility.

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive in a lump sum, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of March 22, 2003, payments of approximately $34 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Like certain other large retail employers, the Company has been faced in certain states with allegations of purported class-wide wage and hour violations.

On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. (“Bravo”), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to “cure” the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. In April 2002, a jury trial to determine the damages of 93 of those claimants found that Taco Bell failed to pay for certain meal breaks and/or off-the-clock work for 86 of the 93 claimants. However, the total amount of hours awarded by the jury was substantially less than that sought by the claimants. In July and September 2002, the court ruled on several post-trial motions, including fixing the total number of potential claimants at 1,031 (including the 93 claimants for which damages have already been determined) and holding that claimants who prevail are entitled to prejudgment interest and penalty wages. The court has scheduled the second damages trial for the remaining 938 claimants to begin on July 2, 2003. Taco Bell intends to appeal the April 2002 damages verdict, as well as the March 2001 liability verdict.

We have provided for the estimated costs of the Bravo litigation, based on a projection of eligible claims (including claims filed to date, where applicable), the amount of each eligible claim, including the estimated legal fees incurred by plaintiffs, and the results of settlement negotiations in this and other wage and hour litigation matters. Although the outcome of this case cannot be determined at this time, we believe the ultimate cost in excess of the amounts already provided will not be material to our annual results of operations, financial condition or cash flows. Any provisions have been recorded as AmeriServe and other charges (credits).

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. (“Wrench”) was filed in the United States District Court for the Western District of Michigan. The lawsuit alleges that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. Plaintiffs seek to recover monetary damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit (the “Court of Appeals”), and oral arguments were held on September 20, 2000. On July 6, 2001, the Court of Appeals reversed the District Court’s judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case has now officially been returned to the District Court, where the Wrench plaintiffs will be allowed to bring their claims to trial. The trial is currently scheduled to begin on May 13, 2003.

We believe that the Wrench plaintiffs’ claims are without merit and are vigorously defending the case. However, in view of the inherent uncertainties of litigation, the outcome of the case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

Obligations to PepsiCo, Inc. After Spin-off

In connection with our October 6, 1997 spin-off from PepsiCo, Inc. (“PepsiCo”) (the “Spin-off”), we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

We have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of March 22, 2003, PepsiCo remains liable for approximately $62 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through March 22, 2003, there have not been any determinations made by PepsiCo where we would have reached a different determination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”) and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. LJS and A&W were added when YUM acquired Yorkshire Global Restaurants, Inc. (“YGR”) on May 7, 2002.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Statements and our annual report on Form 10-K for the fiscal year ended December 28, 2002 (“2002 Form 10-K”). All Note references herein refer to the accompanying Notes to the Financial Statements. Tabular amounts are displayed in millions except per share and unit count amounts, or as specifically identified.

All references to per share and share amounts in the following MD&A have been adjusted to reflect the two-for-one common stock split distributed on June 17, 2002.

Pronouncements Not Yet Adopted

See Note 4.

Significant Known Events, Trends or Uncertainties Expected to Impact 2003 Comparisons with 2002

The following factors impacted comparability of operating performance for the quarter ended March 22, 2003 or could impact comparisons for the remainder of 2003. Certain of these factors were previously discussed in our 2002 Form 10-K.

Acquisition

On May 7, 2002, the Company completed its acquisition of YGR, the parent company of LJS and A&W. See Note 5 for a discussion of the acquisition.

As of the date of the acquisition, YGR consisted of 742 and 496 company and franchise LJS units, respectively, and 127 and 742 company and franchise A&W units, respectively. The LJS unit totals included 133 multibranded LJS/A&W restaurants. We expect the acquisition of YGR to increase both full year 2003 worldwide revenues and operating profit by approximately 2%. Except as discussed in certain sections of MD&A, the impact of the acquisition on our results of operations in the quarter was not significant.

AmeriServe and Other Charges (Credits)

AmeriServe and other charges (credits) were insignificant in the 12 week period ended March 22, 2003 compared to a net credit of $11 million ($7 million after tax) in the 12 week period ended March 23, 2002. See Note 9 for a discussion of AmeriServe and other charges (credits).

Store Refranchisings and Closures

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where their expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and International markets. Such refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales as a key performance measure.

The following table summarizes our refranchising activities:

Quarter Ended
	3/22/03	3/23/02
Number of units refranchised	5	36
Refranchising proceeds, pre-tax	$ 2	$ 19
Refranchising net gains (losses), pre-tax(a)	$ (7)	$ 3

(a)	For the quarter ended March 22, 2003 primarily includes a charge related to our Puerto Rico business which is held for sale. We wrote-down the carrying value of our Puerto Rico business by approximately $10 million ($6 million after tax) to reflect current estimates of its fair value.

In addition to our refranchising program, from time to time we close restaurants that are poor performing, we relocate restaurants to a new site within the same trade area or we consolidate U.S. Pizza Hut delivery units with a new or existing dine-in traditional store within the same trade area (collectively, “store closures”).

The following table summarizes Company store closure activities:

Quarter Ended
	3/22/03	3/23/02
Number of units closed	59	37
Store closure costs	$ -	$ 8
Impairment charges for stores to be closed	$ 2	$ 3

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reduction in Company sales, restaurant profit and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2002 and are no longer operated by us as of March 22, 2003.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

Quarter Ended 3/22/03
	U.S.	International	Worldwide
Decreased sales	$ (36)	$ (25)	$ (61)
Increased franchise fees	-	1	1

Decrease in total revenues	$ (36)	$ (24)	$ (60)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	Quarter Ended 3/22/03
	U.S.	International	Worldwide
Decreased restaurant margin	$ (5)	$ (3)	$ (8)
Increased franchise fees	-	1	1
Decreased general and administrative expenses	-	1	1

Decrease in operating profit	$ (5)	$ (1)	$ (6)

Worldwide Results of Operations

	Quarter Ended
	3/22/03	3/23/02	% B(W)
Company sales	$ 1,597	$1,426	12
Franchise and license fees	205	188	9

Revenues	$ 1,802	$1,614	12

Company restaurant margin	$ 225	$ 223	1

% of Company sales	14.1%	15.6%	(1.5	) ppts.

Operating profit	217	226	(4)
Interest expense, net	42	34	(25)
Income tax provision	57	68	16

Income before cumulative effect of accounting change	118	124	(5)
Cumulative effect of accounting change, net of tax	(1)	-	NM

Net income	$ 117	$ 124	(6)

Diluted earnings per share(a)	$ 0.39	$ 0.40	(4)

(a)	See Note 7 for the number of shares used in this calculation.

Worldwide Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total
Balance at Dec. 28, 2002	7,526	2,148	20,724	2,526	32,924
New Builds	109	26	163	53	351
Acquisitions	2	-	(5)	3	-
Refranchising	(5)	-	5	-	-
Closures	(59)	(12)	(151)	(66)	(288)
Other	-	(1)	(2)	-	(3)

Balance at March 22, 2003	7,573	2,161	20,734	2,516	32,984

% of Total	22%	7%	63%	8%	100%

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

	Quarter Ended
	3/22/03	3/23/02	% B/(W)
System Sales	$ 5,684	$ 5,243	8

System sales increased $441 million or 8% in the quarter, after a 2% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, system sales increased 1%. The increase resulted from new unit development, partially offset by store closures and same store sales declines.

Worldwide Revenues

Company sales increased $171 million or 12% in the quarter, after a 1% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, Company sales increased 2%. The increase resulted from new unit development, partially offset by same store sales declines, store closures and refranchising.

Franchise and license fees increased $17 million or 9% in the quarter, after a 2% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, franchise and license fees increased 4%. The increase was driven by new unit development and refranchising, partially offset by store closures.

Worldwide Company Restaurant Margin

	Quarter Ended
	3/22/03	3/23/02	% B(W)
Company sales	100.0%	100.0%
Food and paper	30.8	30.8	-
Payroll and employee benefits	28.2	27.7	(0.5	) ppts.
Occupancy and other operating expenses	26.9	25.9	(1.0	) ppts.

Company restaurant margin	14.1%	15.6%	(1.5	) ppts.

Restaurant margin as a percentage of sales decreased approximately 150 basis points in the quarter. The decrease included the unfavorable impact of approximately 20 basis points from the acquisition of YGR. U.S. restaurant margin decreased approximately 230 basis points and International restaurant margin increased approximately 30 basis points.

Worldwide General and Administrative Expenses

Worldwide general and administrative (“G&A”) expenses increased $21 million or 12% in the quarter. Excluding the unfavorable impact of the YGR acquisition, G&A expenses increased 5% in the quarter. The increase was primarily driven by higher compensation-related costs.

Worldwide Franchise and License Expenses

Franchise and license expenses decreased $3 million or 45% in the quarter. The decrease was primarily attributable to lower provisions for doubtful franchise and license fee receivables, primarily at Taco Bell.

Worldwide Other (Income) Expense

	Quarter Ended
	3/22/03	3/23/02
Store closure costs	$ -	$ 8
Store impairment charges	2	4
Equity income from investments in unconsolidated affiliates	(5)	(5)
Foreign exchange net loss (gain)	(1)	-

Other (income) expense	$ (4)	$ 7

See Note 9 for further discussion regarding store closure costs and store impairment charges.

Worldwide Refranchising Net Loss (Gain)

We recorded a refranchising net loss of $7 million for the quarter ended March 22, 2003, and a refranchising net gain of $3 million for the quarter ended March 23, 2002. See the Store Refranchisings and Closures section on page 20 for detail of our refranchising activities.

AmeriServe and Other Charges (Credits)

AmeriServe and other charges (credits) were not significant for the quarter ended March 22, 2003. AmeriServe and other charges (credits) were a net credit of $11 million for the quarter ended March 23, 2002 and primarily included recoveries related to the AmeriServe bankruptcy reorganization process. See Note 9 for a discussion of AmeriServe and other charges (credits).

Worldwide Operating Profit

	Quarter Ended
	3/22/03	3/23/02	% B(W)
United States	$ 163	$ 166	(2)
International	95	79	21
Unallocated and corporate expenses	(35)	(33)	(6)
Unallocated other income (expense)	1	-	NM
Refranchising net gain (loss)	(7)	3	NM
AmeriServe and other (charges) credits	-	11	NM

Operating profit	$ 217	$ 226	(4)

U.S. and International operating profit are discussed in the respective sections.

Worldwide Interest Expense, Net

	Quarter Ended
	3/22/03	3/23/02	% B(W)
Interest expense	$ 44	$ 35	(27)
Interest income	(2)	(1)	74

Interest expense, net	$ 42	$ 34	(25)

Interest expense increased $9 million or 27% in the quarter. Excluding the impact of the YGR acquisition, interest expense decreased 3%. The decrease was driven by a reduction in our average debt balance partially offset by an increase in our average interest rate. Our average interest rate increased due to a reduction in our variable-rate borrowings using proceeds from the issuance of longer-term, fixed-rate notes.

Worldwide Income Taxes

	Quarter Ended
	3/22/03(a)	3/23/02
Income taxes	$ 57	$ 68
Effective tax rate	32.6%	35.4%

(a)	Amounts do not include the income tax benefit of approximately $1 million on the $2 million cumulative effect adjustment due to the adoption of SFAS 143.

The decrease in our effective tax rate for the quarter was primarily due to a 400 basis point benefit of claiming credit against our current U.S. income tax liability for foreign taxes paid in certain prior years. We recognized this benefit upon our determination that it was more beneficial to claim credit for foreign taxes paid in these prior years than to deduct such taxes. The decrease was partially offset by the impact of lapping a 120 basis point benefit of an international tax rate change recognized in the quarter ended March 23, 2002.

U.S. Results of Operations

	Quarter Ended
	3/22/03	3/23/02	% B(W)
Company sales	$ 1,126	$ 1,010	12
Franchise and license fees	126	124	2

Revenues	$ 1,252	$ 1,134	10

Company restaurant margin	$ 151	$ 159	(5)

% of Company sales	13.4%	15.7%	(2.3)	ppts.

Operating profit	$ 163	$ 166	(2)

U.S. Restaurant Unit Activity

	Company	Unconsolidated Affiliates(a)	Franchisees	Licensees	Total
Balance at December 28, 2002	5,193	4	13,663	2,266	21,126
New Builds	29	-	58	52	139
Acquisitions	-	-	(3)	3	-
Refranchising & licensing	(1)	-	1	-	-
Closures & divestitures	(42)	-	(92)	(59)	(193)

Balance at March 22, 2003	5,179	4	13,627	2,262	21,072

% of Total	24%	-	65%	11%	100%

(a)	Includes 4 Yan Can units.

U.S. System Sales

	Quarter Ended
	3/22/03	3/23/02	% B/(W)
System Sales	$ 3,606	$ 3,427	5

System sales increased $179 million or 5% in the quarter. Excluding the favorable impact of the YGR acquisition, system sales decreased 2% in the quarter. The decrease resulted from same store sales declines and store closures, partially offset by new unit development.

U.S. Revenues

Company sales increased $116 million or 12% in the quarter. Excluding the favorable impact of the YGR acquisition, Company sales decreased 1%. The decrease resulted from same store sales declines and store closures partially offset by new unit development.

For the quarter, blended Company same store sales for KFC, Pizza Hut and Taco Bell were down 3% due to a decrease in transactions partially offset by a slight increase in average guest check. Same store sales at KFC decreased 5%, primarily driven by a 6% decrease in transactions partially offset by an increase in average guest check. Same store sales at Pizza Hut decreased 4% due to a 6% decrease in transactions partially offset by an increase in average guest check. Same store sales at Taco Bell decreased 1% due to a 3% decrease in transactions partially offset by an increase in average guest check.

Franchise and license fees increased $2 million or 2% in the quarter. Excluding the favorable impact of the YGR acquisition, franchise and license fees decreased 2%. The decrease was driven by store closures and same store sales declines, partially offset by new unit development.

U.S. Company Restaurant Margin

	Quarter Ended
	3/22/03	3/23/02	% B(W)
Company sales	100.0%	100.0%
Food and paper	28.7	28.4	(0.3) ppts.
Payroll and employee benefits	31.9	31.1	(0.8) ppts.
Occupancy and other operating expenses	26.0	24.8	(1.2) ppts.

Restaurant margin	13.4%	15.7%	(2.3) ppts.

Restaurant margin as a percentage of sales decreased approximately 230 basis points in the quarter. The decrease was in part due to the unfavorable impact of approximately 30 basis points from the acquisition of YGR. The remaining decrease was primarily driven by the impact of same store sales declines on margin, particularly the fixed portion of occupancy and other expenses, and increased restaurant operating costs. Higher restaurant operating costs primarily resulted from the impact of discounting on food and paper costs and higher labor costs, primarily driven by wage rates.

U.S. Operating Profit

Operating profit decreased $3 million or 2% in the quarter. Excluding the favorable impact of the YGR acquisition, operating profit decreased 6%. The decrease was driven by higher restaurant operating costs and same store sales declines, partially offset by lower franchise and license expenses and new unit development.

International Results of Operations

	Quarter Ended
	3/22/03	3/23/02	% B(W)
Company sales	$ 471	$ 416	13
Franchise and license fees	79	64	24

Revenues	$ 550	$ 480	15

Company restaurant margin	$ 74	$ 64	15

% of Company sales	15.7%	15.4%	0.3	ppts.

Operating profit	$ 95	$ 79	21

International Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total
Balance at December 28, 2002	2,333	2,144	7,061	260	11,798
New Builds	80	26	105	1	212
Acquisitions	2	-	(2)	-	-
Refranchising	(4)	-	4	-	-
Closures	(17)	(12)	(59)	(7)	(95)
Other	-	(1)	(2)	-	(3)

Balance at March 22, 2003	2,394	2,157	7,107	254	11,912

% of Total	20%	18%	60%	2%	100%

International System Sales

	Quarter Ended
	3/22/03	3/23/02	% B/(W)
System Sales	$ 2,078	$ 1,816	14

System sales increased $262 million or 14% in the quarter, after a 6% favorable impact from foreign currency translation. The increase was primarily driven by new unit development, partially offset by store closures.

International Revenues

Company sales increased $55 million or 13% in the quarter, after a 4% favorable impact from foreign currency translation. The increase was primarily driven by new unit development, partially offset by refranchising.

Franchise and license fees increased $15 million or 24% in the quarter, after a 7% favorable impact from foreign currency translation. The increase was primarily driven by new unit development and same store sales growth, partially offset by store closures.

International Company Restaurant Margin

	Quarter Ended
	3/22/03	3/23/02	% B(W)
Company sales	100.0%	100.0%
Food and paper	35.8	36.7	0.9	ppts.
Payroll and employee benefits	19.4	19.4	-
Occupancy and other operating expenses	29.1	28.5	(0.6	) ppts.

Company restaurant margin	15.7%	15.4%	0.3	ppts.

Restaurant margin as a percentage of sales increased approximately 30 basis points in the quarter after a 20 basis points unfavorable impact from foreign currency translation. The margin increase was primarily driven by lower restaurant operating costs and the closure of underperforming units, partially offset by the impact of same store sales declines on margin. Lower restaurant operating costs primarily included the favorable impact of lower food and paper costs and the cessation of depreciation expense of approximately $3 million for the Puerto Rico business which is held for sale.

International Operating Profit

Operating profit increased $16 million or 21% in the quarter, including a 6% favorable impact from foreign currency translation. The remaining increase was driven by new unit development, partially offset by higher G&A costs.

Consolidated Cash Flows

Net cash provided by operating activities was $129 million compared to $187 million in 2002. This decrease was primarily driven by the timing of tax payments.

Net cash used in investing activities was $119 million versus $89 million in 2002. The increase is primarily due to refranchising fewer restaurants in 2003.

Net cash provided by financing activities was $34 million versus net cash used of $73 million in 2002. The change is primarily due to higher net short-term borrowings under our Credit Facility in 2003, partially offset by higher share repurchases and lower proceeds from stock options exercises versus 2002.

Financing Activities

Our primary bank credit agreement is comprised of a $1.2 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures on June 25, 2005. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains other terms and provisions (including representations, warranties, covenants, conditions and events of default). Specifically, the Credit Facility contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement.

At March 22, 2003, our unused Credit Facility totaled $0.8 billion, net of outstanding letters of credit of $0.2 billion. The interest rate for borrowings under the Credit Facility ranges from 1.0% to 2.0% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.65% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest is payable at least quarterly.

We use derivative financial instruments, including interest rate swaps, to lower interest expense and manage our exposure to interest rate risk. See our market risk disclosure for further discussion of our interest rate risk.

Consolidated Financial Condition

Assets increased $138 million or 3% to $5.5 billion primarily due to cash available as a result of the timing of short-term borrowings under our Credit Facility. The increase in accounts and notes receivable on a net basis was primarily the result of increased receivables of advertising cooperatives we consolidate, which was offset by an increase in advertising payables. The decrease in the allowance for doubtful accounts from $42 million to $33 million was primarily the result of the write-off of receivables previously fully reserved.

Liabilities increased $42 million or 1% to $4.8 billion primarily due to increased borrowings under our Credit Facility.

Liquidity

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our Company stores and from our franchise operations. Franchise operations require us to make a limited investment in operating assets. Typically, our cash flows also include a significant amount of discretionary capital spending. Though a decline in revenues could adversely impact our cash flows from operations, we believe our operating cash flows and ability to adjust discretionary capital spending and borrow funds will allow us to meet our cash requirements for the remainder of 2003 and beyond.

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

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates, principally in the United States. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. These swaps are entered into with financial institutions and have critical terms that match those of the underlying debt. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the related debt.

At both March 22, 2003 and December 28, 2002, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $6 million, in annual income before taxes. The estimated reductions assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at March 22, 2003 and December 28, 2002 would decrease approximately $9 million and $8 million, respectively. The fair value of our Senior Unsecured Notes at March 22, 2003 and December 29, 2002 would decrease approximately $85 million and $93 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International operating profit constitutes approximately 37% of our operating profit, excluding unallocated and corporate expenses. In addition, the Company’s foreign currency net asset exposure (defined as foreign currency denominated assets less foreign currency denominated liabilities) totaled approximately $1 billion as of March 22, 2003. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific, the Americas and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows. For the quarter ended March 22, 2003, operating profit would have decreased approximately $9 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts outstanding at March 22, 2003 and December 28, 2002, were not significant to the Financial Statements.

Item	4.	Disclosure Controls

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 within 90 days prior to the filing date of this quarterly report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.

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

Industry risks and uncertainties include, but are not limited to, global and local business, economic and political conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; volatility of commodity costs; increases in minimum wage and other operating costs; availability and cost of land and construction; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets and changes in currency exchange and interest rates; any adverse economic or operational repercussions from terrorist activities and any governmental response thereto; the impact that Severe Acute Respiratory Syndrome (SARS) may have on our business and economy of the countries in which we operate; and war or risk of war.

Independent Accountants’ Review Report

The Board of Directors
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of March 22, 2003 and the related condensed consolidated statements of income for the twelve weeks ended March 22, 2003 and March 23, 2002 and the condensed consolidated statements of cash flows for the twelve weeks ended March 22, 2003 and March 23, 2002. These condensed consolidated financial statements are the responsibility of YUM’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of YUM as of December 28, 2002, and the related consolidated statements of income, cash flows and shareholders’ equity (deficit) and comprehensive income for the year then ended not presented herein; and in our report dated February 7, 2003, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to the adoption of the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 2002 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
Louisville, Kentucky
April 22, 2003

PART	II	– Other Information and Signatures

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.
Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit Index

EXHIBITS

Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants’Acknowledgment)

Exhibit 99.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K dated February 10, 2003, attaching our fourth quarter and fiscal year ended December 28, 2002 earnings release dated February 10, 2003.

We filed a Current Report on Form 8-K dated February 27, 2003, attaching our press release dated February 27, 2003 reporting February sales for our portfolio of International and U.S. businesses and reconfirming first quarter EPS guidance of $0.38.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC. (Registrant)

Date: April 29, 2003	/s/ Brent A. Woodford Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, David C. Novak, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of YUM! Brands, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	/s/ David C. Novak Chairman and Chief Executive Officer

I, David J. Deno, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of YUM! Brands, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	/s/ David J. Deno Chief Financial Officer

EXHIBIT 15

Accountants’ Acknowledgment

The Board of Directors
YUM! Brands, Inc.:

We hereby acknowledge our awareness of the use of our report dated April 22, 2003 included within the Quarterly Report on Form 10-Q of YUM! Brands, Inc. for the twelve weeks ended March 22, 2003, and incorporated by reference in the following Registration Statements:

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

KPMG LLP
Louisville, Kentucky
April 28, 2003

Exhibit 99.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended March 22, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 29, 2003	/s/ David C. Novak Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended March 22, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David J. Deno, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 29, 2003	/s/ David J. Deno Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.