Form 10-Q
period 2003-06-14
YUM BRANDS INC
filed 2003-07-22
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 14, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the Registrant’s Common Stock as of July 17, 2003 was 293,505,329 shares.

YUM! BRANDS, INC.

INDEX

Page No.
Part I. Financial Information

Item 1 - Financial Statements

Condensed Consolidated Statements of Income - Quarters and Years to date ended June 14,	3
2003 and June 15, 2002

Condensed Consolidated Statements of Cash Flows - Years to date ended	4
June 14, 2003 and June 15, 2002

Condensed Consolidated Balance Sheets - June 14, 2003	5
and December 28, 2002

Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition	19
and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	32

Item 4 - Disclosure Controls	33

Independent Accountants' Review Report	35

Part II. Other Information and Signatures

Item 1 - Legal Proceedings	36

Item 4 - Submission of Matters to a Vote of Security Holders	36

Item 6 - Exhibits and Reports on Form 8-K	36

Signatures	38

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)

	Quarter		Year to date
	6/14/03	6/15/02	6/14/03	6/15/02
Revenues
Company sales	$ 1,723	$ 1,571	$ 3,320	$ 2,997
Franchise and license fees	213	196	418	384

Total revenues	1,936	1,767	3,738	3,381

Costs and expenses, net
Company restaurants
Food and paper	532	482	1,024	921
Payroll and employee benefits	473	422	923	817
Occupancy and other operating expenses	462	405	892	774

	1,467	1,309	2,839	2,512
General and administrative expenses	208	215	411	397
Franchise and license expenses	6	9	13	19
Other (income) expense	(2)	5	(6)	12
Refranchising net loss (gain)	-	(3)	7	(6)
Wrench litigation	35	-	35	-
AmeriServe and other charges (credits)	2	(9)	2	(20)

Total costs and expenses, net	1,716	1,526	3,301	2,914

Operating Profit	220	241	437	467

Interest expense, net	42	33	84	67

Income Before Income Taxes and Cumulative Effect of
Accounting Change	178	208	353	400

Income tax provision	56	68	113	136

Income Before Cumulative Effect of Accounting Change	122	140	240	264

Cumulative effect of accounting change, net of tax	-	-	(1)	-

Net Income	$ 122	$ 140	$ 239	$ 264

Basic Earnings Per Common Share	$ 0.42	$ 0.47	$ 0.82	$ 0.89

Diluted Earnings Per Common Share	$ 0.40	$ 0.45	$ 0.79	$ 0.85

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	Year to date
	6/14/03	6/15/02
Cash Flows - Operating Activities
Net income	$ 239	$ 264
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	1	-
Depreciation and amortization	181	158
Refranchising net loss (gain)	7	(6)
Wrench litigation	35	-
AmeriServe and other charges (credits)	-	(1)
Other liabilities and deferred credits	4	21
Deferred income taxes	(27)	(1)
Other non-cash charges and credits, net	31	44
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	(11)	10
Inventories	(3)	(3)
Prepaid expenses and other current assets	(25)	19
Accounts payable and other current liabilities	(107)	(78)
Income taxes payable	39	71

Net change in operating working capital	(107)	19

Net Cash Provided by Operating Activities	364	498

Cash Flows - Investing Activities
Capital spending	(221)	(273)
Proceeds from refranchising of restaurants	11	24
Acquisition of Yorkshire Global Restaurants, Inc.	-	(271)
Acquisition of restaurants from franchisees	(22)	(11)
Short-term investments	2	5
Sales of property, plant and equipment	20	19
Other, net	2	(22)

Net Cash Used In Investing Activities	(208)	(529)

Cash Flows - Financing Activities
Revolving Credit Facility activity
Three months or less, net	(27)	126
Repayments of long-term debt	(6)	(74)
Short-term borrowings-three months or less, net	(48)	6
Repurchase shares of common stock	(82)	(68)
Employee stock option proceeds	34	99
Other, net	-	(2)

Net Cash (Used In) Provided by Financing Activities	(129)	87

Effect of Exchange Rates on Cash and Cash Equivalents	7	3

Net Increase in Cash and Cash Equivalents	34	59
Cash and Cash Equivalents - Beginning of Period	130	110

Cash and Cash Equivalents - End of Period	$ 164	$ 169

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	6/14/03	12/28/02
ASSETS
Current Assets
Cash and cash equivalents	$ 164	$ 130
Short-term investments, at cost	26	27
Accounts and notes receivable, less allowance: $32 in 2003 and $42 in 2002	204	168
Inventories	67	63
Assets classified as held for sale	101	111
Prepaid expenses and other current assets	120	110
Deferred income taxes	121	121

Total Current Assets	803	730

Property, plant and equipment, net	3,109	3,037
Goodwill	488	485
Intangible assets, net	363	364
Investments in unconsolidated affiliates	227	229
Other assets	619	555

Total Assets	$ 5,609	$ 5,400

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and other current liabilities	$ 1,131	$ 1,166
Income taxes payable	256	208
Short-term borrowings	99	146

Total Current Liabilities	1,486	1,520
Long-term debt	2,272	2,299
Other liabilities and deferred credits	1,021	987

Total Liabilities	4,779	4,806

Shareholders' Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	-	-
Common stock, no par value, 750 shares authorized; 293 shares and 294 shares
issued in 2003 and 2002, respectively	1,008	1,046
Retained earnings (accumulated deficit)	36	(203)
Accumulated other comprehensive income (loss)	(214)	(249)

Total Shareholders' Equity	830	594

Total Liabilities and Shareholders' Equity	$ 5,609	$ 5,400

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except per share data)

1.	Financial Statement Presentation

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

In our opinion, the accompanying Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with our 2002 Form 10-K, our financial position as of June 14, 2003, and the results of our operations for the quarters and years to date ended June 14, 2003 and June 15, 2002 and cash flows for the years to date ended June 14, 2003 and June 15, 2002. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

	Quarter		Year to date
	6/14/03	6/15/02	6/14/03	6/15/02
Net Income, as reported	$ 122	$ 140	$ 239	$ 264

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(9)	(9)	(18)	(17)

Net income, pro forma	113	131	221	247

Basic Earnings per Common Share
As reported	$ 0.42	$ 0.47	$ 0.82	$ 0.89
Pro forma	0.39	0.44	0.76	0.84

Diluted Earnings per Common Share
As reported	$ 0.40	$ 0.45	$ 0.79	$ 0.85
Pro forma	0.37	0.42	0.73	0.79

3.	Recently Adopted Accounting Pronouncements

Effective December 29, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses the financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result of obligations under certain leases that are within the scope of SFAS 143, the Company recorded a cumulative effect adjustment of $2 million ($1 million after tax) which did not have a material effect on diluted earnings per common share. The adoption of SFAS 143 also did not materially affect our Financial Statements for the quarter and year to date ended June 14, 2003. If SFAS 143 had been adopted as of the beginning of the year 2002, the cumulative effect adjustment would not have been materially different from that recorded on December 29, 2002.

The Company has adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Costs addressed by SFAS 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities and costs to relocate employees. SFAS 146 is effective for exit or disposal activities that were initiated after December 31, 2002. SFAS 146 changes the timing of expense recognition for certain costs we incur while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. Adoption of SFAS 146 did not have a material impact on our Financial Statements for the quarter and year to date ended June 14, 2003.

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

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions were applicable to guarantees issued or modified after December 31, 2002. While the nature of our business results in the issuance of certain guarantee liabilities from time to time, the adoption of FIN 45 did not have a material impact on our Financial Statements for the quarter and year to date ended June 14, 2003.

4.	New Accounting Pronouncements Not Yet Adopted

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS 149 to have a material impact on our consolidated results of operations, cash flows or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 (the quarter beginning September 7, 2003 for the Company). The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

As discussed further in Note 13, we have posted a $12 million of letter of credit supporting our guarantee of a franchisee loan pool. Additionally, we have provided a standby letter of credit under which we could potentially be required to fund a portion (up to $25 million) of this loan pool. The letters of credit were issued under our existing bank credit agreement. This loan pool primarily funded purchases of restaurants from the Company and, to a lesser extent, franchisee development of new restaurants. The total loans outstanding under this loan pool were approximately $93 million at June 14, 2003. Our maximum exposure to loss as a result of our involvement with this loan pool was $37 million at June 14, 2003. We currently believe that it is reasonably possible that this loan pool is a VIE of which we are the primary beneficiary. Thus we could be required to consolidate this loan pool, as it is currently structured, upon FIN 46 becoming effective for the Company. We are currently evaluating alternative structures related to this loan pool. The impact of consolidation would be reflected as an increase in other assets, for the loans receivable, and long-term debt, for the commercial paper issued to fund the loans, with no material impact on net income.

The Company, along with representatives of the franchisee groups of each of its Concepts, has formed purchasing cooperatives for the purpose of purchasing certain restaurant products and equipment in the U.S. Our equity ownership in each cooperative is generally proportional to our percentage ownership of the U.S. system units for the Concept. We are continuing to evaluate whether any of these cooperatives are VIEs under the provisions of FIN 46 and, if so, whether we are the primary beneficiary. We do not currently believe that consolidation will be required for these cooperatives as a result of our adoption of FIN 46.

The Company has investments in various unconsolidated affiliates accounted for under the equity method of accounting. We are currently in the process of determining whether any of these unconsolidated affiliates are VIEs under the provisions of FIN 46 and, if so, whether we are the primary beneficiary. Our unconsolidated affiliates had total revenues of over $450 million and $850 million, respectively, for the quarter and year to date ended June 14, 2003, and assets of over $1 billion and debt of approximately $157 million at June 14, 2003.

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

Additionally, as of the date of acquisition we recorded approximately $49 million of reserves (“exit liabilities”) related to our plans to consolidate certain support functions and close certain acquired restaurants. The consolidation of certain support functions included the termination of approximately 100 employees. Our remaining exit liabilities at June 14, 2003, as well as amounts utilized during 2003 to date, are presented in the table below.

	Severance Benefits	Lease and Other Contract Terminations	Other Costs	Total

Total reserve as of December 28, 2002	$ 5	$ 31	$ 4	$ 40
Amounts utilized in the quarter ended:
March 22, 2003	(2)	-	(1)	(3)
June 14, 2003	-	(1)	(3)	(4)

Total reserve as of June 14, 2003	$ 3	$ 30	$ -	$ 33

The results of operations for YGR have been included in our Financial Statements since the date of acquisition. If the acquisition had been completed as of the beginning of the periods indicated below, pro forma Company sales and franchise and license fees for the quarter and year to date ended June 15, 2002 would have been as follows:

	Quarter	Year to date
	6/15/02	6/15/02
Company sales	$ 1,654	$ 3,206
Franchise and license fees	199	392

The pro forma impact of the acquisition, including interest expense on debt incurred to finance the acquisition, on net income and diluted earnings per share for the quarter and year to date ended June 15, 2002 would not have been significant. The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of this period nor is it necessarily indicative of future results.

6.	Earnings Per Common Share (“EPS”)

	Quarter		Year to date
	6/14/03	6/15/02	6/14/03	6/15/02
Net income	$ 122	$ 140	$ 239	$ 264

Basic EPS
Weighted-average common shares outstanding	293	297	293	296

Basic EPS	$ 0.42	$ 0.47	$ 0.82	$ 0.89

Diluted EPS
Weighted-average common shares outstanding	293	297	293	296
Shares assumed issued on exercise of dilutive share
equivalents	55	57	51	59
Shares assumed purchased with proceeds of dilutive
share equivalents	(44)	(40)	(41)	(43)

Shares applicable to diluted earnings	304	314	303	312

Diluted EPS	$ 0.40	$ 0.45	$ 0.79	$ 0.85

Unexercised employee stock options to purchase approximately 2.6 million and 7.7 million shares of our Common Stock for the quarter and year to date ended June 14, 2003, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter and year to date ended June 14, 2003.

Unexercised employee stock options to purchase approximately 0.8 million shares of our Common Stock for both the quarter and year to date ended June 15, 2002 were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter and year to date ended June 15, 2002.

During the year to date June 14, 2003, we granted employee stock options to purchase approximately 1.2 million shares of our Common Stock at an exercise price equal to the average market price on the date of grant. The weighted-average exercise price of these options was approximately $24.29.

7.	Comprehensive Income

Comprehensive income was as follows:

	Quarter		Year to date
	6/14/03	6/15/02	6/14/03	6/15/02
Net income	$ 122	$ 140	$ 239	$ 264
Foreign currency translation adjustment arising
during the period	29	7	35	(5)
Changes in fair value of derivatives, net of tax	(1)	(14)	(10)	(9)
Reclassification of derivative gains to net income,
net of tax	1	11	10	7

Total comprehensive income	$ 151	$ 144	$ 274	$ 257

8.	Items Affecting Comparability of Net Income

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

The following table summarizes the impact of store closure costs and impairment charges which are included in other (income) expense in our Condensed Consolidated Statements of Income:

Quarter Ended June 14, 2003
	U.S.	International	Worldwide
Store closure costs	$ (1)	$ (1)	$ (2)
Store impairment charges	3	5	8

Store closure costs and impairment charges	$ 2	$ 4	$ 6

Quarter Ended June 15, 2002
	U.S.	International	Worldwide
Store closure costs	$ 3	$ 2	$ 5
Store impairment charges	5	3	8

Store closure costs and impairment charges	$ 8	$ 5	$ 13

Year to date Ended June 14, 2003
	U.S.	International	Worldwide
Store closure costs	$ (1)	$ (1)	$ (2)
Store impairment charges	4	6	10

Store closure costs and impairment charges	$ 3	$ 5	$ 8

Year to date Ended June 15, 2002
	U.S.	International	Worldwide
Store closure costs	$ 9	$ 4	$ 13
Store impairment charges	8	4	12

Store closure costs and impairment charges	$ 17	$ 8	$ 25

The income in store closure costs for the quarter and year to date ended June 14, 2003 is primarily the result of gains from the sale or condemnation of properties on which we formerly operated restaurants.

The following table summarizes the refranchising net loss (gain) which is included in our Condensed Consolidated Statements of Income:

	U.S.	International	Worldwide

Quarter Ended 6/14/03	$ (3)	$ 3	$ -

Quarter Ended 6/15/02	$ (3)	$ -	$ (3)

Year to Date Ended 6/14/03	$ (6)	$ 13	$ 7

Year to Date Ended 6/15/02	$ (4)	$ (2)	$ (6)

The following table summarizes the carrying values of the major classes of assets held for sale at June 14, 2003 and December 28, 2002. U.S. amounts primarily represent land on which we previously operated restaurants and are net of impairment charges of $3 million and $4 million, at June 14, 2003 and December 28, 2002, respectively. The carrying values in International relate primarily to our Puerto Rican business, which we wrote down by approximately $10 million ($6 million after tax) during the quarter ended March 22, 2003 to reflect current estimates of its fair value. This write-down was recorded as a refranchising loss. The carrying values of liabilities of the Puerto Rican business that we anticipate would be assumed by a buyer were not significant at June 14, 2003 or at December 28, 2002.

	June 14, 2003
	U.S.	International	Worldwide
Property, plant and equipment, net	$ 7	$ 79	$ 86
Goodwill	-	13	13
Other assets	-	2	2

Assets classified as held for sale	$ 7	$ 94	$ 101

	December 28, 2002
	U.S.	International	Worldwide
Property, plant and equipment, net	$ 7	$ 89	$ 96
Goodwill	-	13	13
Other assets	-	2	2

Assets classified as held for sale	$ 7	$ 104	$ 111

The following table summarizes Company sales and restaurant profit related to stores held for sale at June 14, 2003, or disposed of through refranchising or closure during 2003 and 2002. The operations of such stores classified as held for sale as of June 14, 2003 or disposed of in the quarter and year to date ended June 14, 2003, which meet the conditions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), for reporting as discontinued operations were not material. Restaurant profit represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses.

	Quarter		Year to date
	6/14/03	6/15/02	6/14/03	6/15/02
Stores held for sale at June 14, 2003:
Sales	$ 45	$ 46	$ 91	$ 92
Restaurant profit	8	6	17	12
Stores disposed of in 2003 and 2002:
Sales	$ 7	$ 70	$ 22	$ 147
Restaurant profit	-	9	2	18

Wrench Litigation

Expense of $35 million, including $5 million of estimated pre-judgment interest, was recorded in the quarter ended June 14, 2003, reflecting the legal judgment against Taco Bell Corp. on June 4, 2003 in Wrench v. Taco Bell Corp. See Note 13 for a discussion of Wrench litigation.

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

We classify expenses and recoveries related to AmeriServe, as well as integration costs related to our acquisition of YGR, costs to defend certain wage and hour litigation and certain other items, as AmeriServe and other charges (credits). These amounts were classified as unusual items in previous years.

AmeriServe and other charges (credits) was an expense of $2 million for both the quarter and year to date ended June 14, 2003, primarily consisting of integration costs related to our acquisition of YGR. Income of $9 million and $20 million was recorded as AmeriServe and other (charges) credits for the quarter and year to date ended June 15, 2002, primarily consisting of net recoveries under the POR.

9.	Debt

Our primary bank credit agreement comprises a $1.2 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures on June 25, 2005. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains other terms and provisions (including representations, warranties, covenants, conditions and events of default). The Credit Facility contains financial covenants relating to leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, cash dividends and certain other transactions.

At June 14, 2003, our unused Credit Facility totaled $0.9 billion, net of outstanding borrowings of $0.1 billion and outstanding letters of credit of $0.2 billion. The interest rate for borrowings under the Credit Facility ranges from 1.0% to 2.0% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.65% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. At June 14, 2003, the weighted average contractual interest rate on borrowings outstanding under the Credit Facility was 2.2%. Interest is payable at least quarterly.

Interest expense on short-term borrowings and long-term debt was $44 million and $35 million for the quarters ended June 14, 2003 and June 15, 2002, respectively, and $88 million and $70 million for the years to date ended June 14, 2003 and June 15, 2002, respectively.

10.	Reportable Operating Segments

	Quarter		Year to date
Revenues	6/14/03	6/15/02	6/14/03	6/15/02
United States	$ 1,328	$ 1,200	$ 2,580	$ 2,334
International	608	567	1,158	1,047

	$ 1,936	$ 1,767	$ 3,738	$ 3,381

	Quarter		Year to date
Operating Profit	6/14/03	6/15/02	6/14/03	6/15/02
United States	$ 205	$ 192	$ 368	$ 358
International	88	80	183	159
Unallocated and corporate expenses	(34)	(43)	(69)	(76)
Unallocated other income (expense)	(2)	-	(1)	-
Refranchising net (loss) gain	-	3	(7)	6
Wrench litigation	(35)	-	(35)	-
AmeriServe and other (charges)
credits	(2)	9	(2)	20

Operating profit	220	241	437	467
Interest expense, net	(42)	(33)	(84)	(67)

Income before income taxes and
cumulative effect of accounting
change	$ 178	$ 208	$ 353	$ 400

Identifiable Assets	6/14/03	12/28/02
United States	$ 3,330	$ 3,301
International	1,856	1,732
Corporate(a)	423	367

	$ 5,609	$ 5,400

Long-Lived Assets(b)	6/14/03	12/28/02
United States	$ 2,829	$ 2,821
International	1,083	1,021
Corporate	48	44

	$ 3,960	$ 3,886

(a)	Primarily includes deferred tax assets, fair value of interest rate swaps, and property, plant and equipment, net, related to our office facilities.

(b)	Includes property, plant and equipment, net; goodwill; and intangible assets, net.

11.	Share Repurchase Program

In November 2002, our Board of Directors authorized a share repurchase program. This program authorizes us to repurchase, through November 20, 2004, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. During the year to date ended June 14, 2003, we repurchased approximately 3.3 million shares for approximately $82 million at an average price per share of approximately $25 under this program. At June 14, 2003, approximately $190 million remained available for repurchases under this program. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

In February 2001, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock and was completed in November 2002. During the year to date ended June 15, 2002, we repurchased approximately 2.2 million shares for approximately $68 million at an average price per share of approximately $31 under this program.

12.	Supplemental Cash Flow Data

	Year to date
	6/14/03	6/15/02
Cash Paid for:
Interest	$ 90	$ 67
Income taxes	99	66
Significant Non-Cash Investing and Financing Activities:
Assumption of debt and capital leases related to the acquisition of YGR	$ -	$ 219
Capital lease obligations incurred to acquire assets	1	3

13.	Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in and obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2030. As of June 14, 2003 and December 28, 2002, the potential amount of undiscounted payments we could be required to make in the event of non-

payment by the primary lessee was $378 million and $388 million, respectively. The present value of these potential payments discounted at our pre-tax cost of debt at June 14, 2003 was $297 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our exposure under such leases at June 14, 2003 and December 28, 2002 was not material.

Guarantees Supporting Financial Arrangements of Franchisees, Unconsolidated Affiliates and Other Third Parties

At June 14, 2003 and December 28, 2002, we had provided approximately $32 million of partial guarantees of two franchisee loan pools related primarily to the Company’s refranchising programs. The total loans outstanding under these loan pools were approximately $131 million at June 14, 2003. In support of these guarantees, we have posted $32 million of letters of credit. We also provide a standby letter of credit under which we could potentially be required to fund a portion (up to $25 million) of one of the franchisee loan pools. Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to net refranchising loss (gain).

We have guaranteed certain lines of credit and loans of unconsolidated affiliates totaling $28 million and $26 million at June 14, 2003 and December 28, 2002, respectively. If all such lines of credit were fully drawn down, the maximum contingent liability under these arrangements would be approximately $35 million and $26 million as of June 14, 2003 and December 28, 2002, respectively. Our unconsolidated affiliates had total revenues of over $450 million and $850 million, respectively, for the quarter and year to date ended June 14, 2003, and assets of over $1 billion and debt of $157 million at June 14, 2003.

We have also guaranteed certain lines of credit, loans and letters of credit of third parties totaling $11 million and $15 million at June 14, 2003 and December 28, 2002, respectively. If all such lines of credit and letters of credit were fully drawn down, the maximum contingent liability under these arrangements would be approximately $29 million and $27 million as of June 14, 2003 and December 28, 2002, respectively.

We have varying levels of recourse provisions and collateral that mitigate the risk of loss related to our guarantees of these financial arrangements of unconsolidated affiliates and other third parties. Accordingly, our recorded liability as of June 14, 2003 and December 28, 2002 is not significant.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ insurable lines of coverage including workers’ compensation, employment practices liability, general liability, automobile liability and property losses (collectively, “property and casualty losses”). To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to self-insure the risks of loss up to defined maximum per occurrence retentions on a line by line basis or to combine certain lines of coverage into one loss pool with a single self-insured aggregate retention. The Company then purchases insurance coverage, up to a specified limit, for losses that exceed the self-insurance per occurrence or aggregate retention. The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.

We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for property and casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by independent actuaries.

Due to the inherent volatility of actuarially determined property and casualty loss estimates, it is reasonably possible that we could experience changes in estimated losses which could be material to our growth in quarterly and annual net income. We believe that we have recorded reserves for property and casualty losses at a level which has substantially mitigated the potential negative impact of adverse developments and/or volatility.

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive in a lump sum, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of June 14, 2003, payments of approximately $35 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Like certain other large retail employers, the Company has been faced in certain states with allegations of purported class-wide wage and hour violations.

On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. (“Bravo”), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to “cure” the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. In April 2002, a jury trial to determine the damages of 93 of those claimants found that Taco Bell failed to pay for certain meal breaks and/or off-the-clock work for 86 of the 93 claimants. However, the total amount of hours awarded by the jury was substantially less than that sought by the claimants. In July and September 2002, the court ruled on several post-trial motions, including fixing the total number of potential claimants at 1,037 (including the 93 claimants for which damages have already been determined) and holding that claimants who prevail are entitled to prejudgment interest and penalty wages. The second damages trial for the remaining 944 claimants began on July 7, 2003. Taco Bell intends to appeal the April 2002 damages verdict, as well as the March 2001 liability verdict.

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

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. was filed in the United States District Court for the Western District of Michigan. The lawsuit alleged that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. The plaintiffs sought to recover monetary damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit (the “Court of Appeals”), and oral arguments were held on September 20, 2000. On July 6, 2001, the Court of Appeals reversed the District Court’s judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case was returned to District Court for trial which began on May 14, 2003 and on June 4, 2003 the jury awarded $30 million to the plaintiffs. The plaintiffs have filed a motion for pre- judgment interest of $11 million. In accordance with applicable law, we believe that any pre-judgment interest to which the plaintiffs are entitled is limited to $5 million. In view of the jury verdict and our belief as to the appropriate amount of pre-judgment interest, we have recorded a charge of $35 million during the quarter ended June 14, 2003. We continue to believe that the Wrench plaintiff’s claims are without merit and are appealing the verdict. Post-judgment interest will continue to accrue during the appeal process. If unsuccessful upon appeal, we intend to seek reimbursement from our insurance carriers and Taco Bell’s former advertising agency.

Obligations to PepsiCo, Inc. After Spin-off

In connection with our October 6, 1997 spin-off from PepsiCo, Inc. (“PepsiCo”) (the “Spin-off”), we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo.

Under the terms of these agreements, we have indemnified PepsiCo for costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of June 14, 2003, PepsiCo remains liable for approximately $60 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. To date, we have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through June 14, 2003, there have not been any determinations made by PepsiCo where we would have reached a different determination.

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

New Accounting Pronouncements Not Yet Adopted

See Note 4.

Significant Known Events, Trends or Uncertainties Expected to Impact 2003 Comparisons with 2002

The following factors impacted comparability of operating performance for the quarter and year to date ended June 14, 2003 to the quarter and year to date ended June 15, 2002 or could impact comparisons for the remainder of 2003. Certain of these factors were previously discussed in our 2002 Form 10-K.

Acquisition

On May 7, 2002, the Company completed its acquisition of YGR, the parent company of LJS and A&W. See Note 5 for a discussion of the acquisition.

As of the date of the acquisition, YGR consisted of 742 and 496 company and franchise LJS units, respectively, and 127 and 742 company and franchise A&W units, respectively. The LJS unit totals included 133 multibranded LJS/A&W restaurants. Except as discussed in certain sections of MD&A, the impact of the acquisition on our results of operations in the quarter and year to date ended June 14, 2003 was not significant.

Wrench Litigation

Expense of $35 million was recorded in the quarter ended June 14, 2003. See Note 13 for a discussion of Wrench litigation.

AmeriServe and Other Charges (Credits)

AmeriServe and other charges (credits) was an expense of $2 million for both the quarter and year to date ended June 14, 2003. Income of $9 million and $20 million was recorded as AmeriServe and other (charges) credits for the quarter and year to date ended June 15, 2002. See Note 8 for a discussion of AmeriServe and other charges (credits).

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

The following table summarizes our refranchising activities:

	Quarter		Year to date
	6/14/03	6/15/02	6/14/03	6/15/02
Number of units refranchised	62	11	67	47
Refranchising proceeds, pre-tax	$ 9	$ 5	$ 11	$ 24
Refranchising gains (losses), pre-tax	$ -	$ 3	$ (7)	$ 6

The carrying value of our Puerto Rican business was written down by approximately $10 million ($6 million after tax) in the quarter ended March 22, 2003 to reflect current estimates of its fair value. This write down was recorded as a refranchising loss.

In addition to our refranchising program, from time to time we close restaurants that are poor performing, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit (collectively, “store closures”).

The following table summarizes Company store closure activities:

	Quarter		Year to date
	6/14/03	6/15/02	6/14/03	6/15/02
Number of units closed	42	48	101	85
Store closure costs	$ (2)	$ 5	$ (2)	$ 13
Impairment charges for stores to be closed	$ 1	$ -	$ 3	$ 3

The income in store closure costs for the quarter and year to date ended June 14, 2003 is primarily the result of gains from the sale or condemnation of properties on which we previously operated restaurants.

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reduction in Company sales, restaurant profit and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2002 and are no longer operated by us as of June 14, 2003.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

Quarter Ended 6/14/03
	U.S.	International	Worldwide
Decreased sales	$ (33)	$ (36)	$ (69)
Increased franchise fees	-	2	2

Decrease in total revenues	$ (33)	$ (34)	$ (67)

Year to date Ended 6/14/03
	U.S.	International	Worldwide
Decreased sales	$ (69)	$ (61)	$ (130)
Increased franchise fees	-	3	3

Decrease in total revenues	$ (69)	$ (58)	$ (127)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	Quarter Ended 6/14/03
	U.S.	International	Worldwide
Decreased restaurant profit	$ (4)	$ (6)	$ (10)
Increased franchise fees	-	2	2
Decreased general and administrative expenses	-	2	2

Decreased operating profit	$ (4)	$ (2)	$ (6)

	Year to date Ended 6/14/03
	U.S.	International	Worldwide
Decreased restaurant profit	$ (9)	$ (9)	$ (18)
Increased franchise fees	-	3	3
Decreased general and administrative expenses	-	3	3

Decreased operating profit	$ (9)	$ (3)	$ (12)

Worldwide Results of Operations

	Quarter				Year to date
	6/14/03	6/15/02	% B(W)		6/14/03	6/15/02	% B(W)
Company sales	$ 1,723	$ 1,571	10		$ 3,320	$ 2,997	11
Franchise and license fees	213	196	9		418	384	9

Revenues	$ 1,936	$ 1,767	10		$ 3,738	$ 3,381	11

Company restaurant profit	$ 256	$ 262	(3)		$ 481	$ 485	(1)

% of Company sales	14.8%	16.7%	(1.9)	ppts.	14.5%	16.2%	(1.7)	ppts.

Operating profit	$ 220	$ 241	(9)		$ 437	$ 467	(6)
Interest expense, net	42	33	(25)		84	67	(25)
Income tax provision	56	68	17		113	136	17

Income before cumulative effect of
accounting change	122	140	(13)		240	264	(9)
Cumulative effect of accounting
change, net of tax	-	-	-		(1)	-	NM

Net income	$ 122	$ 140	(13)		$ 239	$ 264	(9)

Diluted earnings per share(a)	$ 0.40	$ 0.45	(10)		$ 0.79	$ 0.85	(7)

(a)	See Note 6 for the number of shares used in this calculation.

Worldwide Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total

Balance at Dec. 28, 2002	7,526	2,148	20,724	2,526	32,924
New builds	164	57	339	89	649
Acquisitions	90	-	(93)	3	-
Refranchising	(67)	(5)	72	-	-
Closures	(101)	(21)	(282)	(146)	(550)
Other	-	-	(5)	-	(5)

Balance at June 14, 2003	7,612	2,179	20,755	2,472	33,018

% of Total	23%	7%	63%	7%	100%

Worldwide System Sales

System sales represents the combined sales of Company, unconsolidated affiliate, franchise and license restaurants. Sales of unconsolidated affiliate and franchise and license restaurants generate franchise and license fees for us but are not included in the Company sales figure we present on the Condensed Consolidated Statements of Income. However, we believe that system sales is useful to investors as a significant indicator of our Concepts’ market share and the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same store sales as well as net unit development.

	Quarter			Year to date
	6/14/03	6/15/02	% B(W)	6/14/03	6/15/02	% B(W)
System sales	$ 5,919	$ 5,458	8	$ 11,603	$ 10,701	8

System sales increased $461 million or 8% in the quarter, including a 2% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, system sales increased 3%. The increase primarily resulted from new unit development partially offset by store closures.

System sales increased $902 million or 8% year to date, including a 2% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, system sales increased 2%. The increase primarily resulted from new unit development, partially offset by store closures.

Worldwide Revenues

Company sales increased $152 million or 10% in the quarter, including a 2% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, Company sales increased 3%. The increase primarily resulted from new unit development, partially offset by refranchising, store closures and same store sales declines.

Franchise and license fees increased $17 million or 9% in the quarter, including a 3% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, franchise and license fees increased 4%. The increase was primarily driven by new unit development, partially offset by store closures.

Company sales increased $323 million or 11% year to date, including a 1% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, Company sales increased 2%. The increase primarily resulted from new unit development, partially offset by store closures, same store sales declines and refranchising.

Franchise and license fees increased $34 million or 9% year to date, including a 2% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, franchise and license fees increased 4%. The increase was primarily driven by new unit development, partially offset by store closures.

Worldwide Company Restaurant Margin

	Quarter				Year to date
	6/14/03	6/15/02	% B(W)		6/14/03	6/15/02	% B(W)
Company sales	100.0%	100.0%			100.0%	100.0%
Food and paper	30.9	30.7	(0.2)	ppts.	30.8	30.7	(0.1)	ppts.
Payroll and employee benefits	27.4	26.9	(0.5)	ppts.	27.8	27.3	(0.5)	ppts.
Occupancy and other operating
expenses	26.9	25.7	(1.2)	ppts.	26.9	25.8	(1.1)	ppts.

Company restaurant margin	14.8%	16.7%	(1.9)	ppts.	14.5%	16.2%	(1.7)	ppts.

Restaurant margin as a percentage of sales decreased approximately 190 basis points in the quarter. The decrease included the unfavorable impact of approximately 10 basis points from the acquisition of YGR. Both U.S. and International restaurant margin decreased approximately 180 basis points.

Restaurant margin as a percentage of sales decreased approximately 170 basis points year to date. The decrease included the unfavorable impact of approximately 10 basis points from the acquisition of YGR. U.S. restaurant margin decreased approximately 210 basis points and International restaurant margin decreased approximately 80 basis points.

Worldwide General and Administrative Expenses

Worldwide general and administrative (“G&A”) expenses decreased $7 million or 4% in the quarter. Excluding the unfavorable impact of the YGR acquisition, G&A expenses decreased 7% in the quarter. The decrease was primarily driven by the favorable impact of lapping biennial management development conferences held in 2002, lower management incentive compensation costs, the recovery of $3 million of legal fees previously classified as G&A expense and refranchising. The decrease was partially offset by the unfavorable impact of foreign currency translation.

Worldwide G&A expenses increased $14 million or 4% year to date. Excluding the unfavorable impact of the YGR acquisition, G&A decreased 2% year to date. The decrease was primarily driven by lower management incentive compensation costs, the favorable impact of lapping biennial management development conferences held in 2002, the recovery of $3 million of legal fees previously classified as G&A expense and refranchising. The decrease was partially offset by higher employee benefit costs and the unfavorable impact of foreign currency translation.

Worldwide Franchise and License Expenses

Worldwide franchise and license expenses decreased $3 million or 15% in the quarter and decreased $6 million or 31% year to date. The decreases were primarily attributable to lower provisions for doubtful franchise and license fee receivables, primarily at Taco Bell, partially offset by the cost of a biennial International franchise convention held in the quarter ended June 14, 2003.

Worldwide Other (Income) Expense

	Quarter		Year to date
	6/14/03	6/15/02	6/14/03	6/15/02
Store closure costs	$ (2)	$ 5	$ (2)	$ 13
Store impairment charges	8	8	10	12
Equity income from investments in
unconsolidated affiliates	(8)	(8)	(13)	(13)
Foreign exchange net (gain) loss	-	-	(1)	-

Other (income) expense	$ (2)	$ 5	$ (6)	$ 12

See Note 8 for further discussion regarding store closure costs and store impairment charges.

Worldwide Refranchising Net Loss (Gain)

Refranchising net loss (gain) was not significant in the quarter ended June 14, 2003 and was a $7 million loss for the year to date ended June 14, 2003. Refranchising net gain was $3 million and $6 million for the quarter and year to date ended June 15, 2002, respectively. See the Store Refranchisings and Closures section on page 20 for detail of our refranchising activities.

Wrench Litigation

Expense of $35 million, including $5 million of estimated pre-judgment interest, was recorded in the quarter ended June 14, 2003, reflecting the legal judgment against Taco Bell Corp. on June 4, 2003 in Wrench v. Taco Bell Corp. See Note 13 for a discussion of Wrench litigation.

AmeriServe and Other Charges (Credits)

AmeriServe and other charges (credits) was a net charge of $2 million for the quarter and year to date ended June 14, 2003, and primarily included integration costs related to our acquisition of YGR. AmeriServe and other charges (credits) was a net credit of $9 million and $20 million for the quarter and year to date ended June 14, 2002, respectively, and primarily included recoveries related to the AmeriServe bankruptcy reorganization process. See Note 8 for a discussion of AmeriServe and other charges (credits).

Worldwide Operating Profit

	Quarter			Year to date
	6/14/03	6/15/02	% B(W)	6/14/03	6/15/02	% B(W)
United States	$ 205	$ 192	6	$ 368	$ 358	3
International	88	80	10	183	159	15
Unallocated and corporate expenses	(34)	(43)	24	(69)	(76)	10
Unallocated other income (expense)	(2)	-	NM	(1)	-	NM
Refranchising net gain (loss)	-	3	NM	(7)	6	NM
Wrench litigation	(35)	-	NM	(35)	-	NM
AmeriServe and other (charges)
credits	(2)	9	NM	(2)	20	NM

Operating profit	$ 220	$ 241	(9)	$ 437	$ 467	(6)

U.S. and International operating profit are discussed in the respective sections.

Worldwide Interest Expense, Net

	Quarter			Year to date
	6/14/03	6/15/02	% B(W)	6/14/03	6/15/02	% B(W)
Interest expense	$ 44	$ 35	(26)	$ 88	$ 70	(26)
Interest income	(2)	(2)	38	(4)	(3)	55

Interest expense, net	$ 42	$ 33	(25)	$ 84	$ 67	(25)

Interest expense increased $9 million or 26% in the quarter and $18 million or 26% year to date. Excluding the impact of the YGR acquisition, interest expense was flat.

Worldwide Income Taxes

	Quarter		Year to date
	6/14/03	6/15/02	6/14/03	6/15/02
Income taxes	$ 56	$ 68	$ 113	$ 136
Effective tax rate	31.4%	32.6%	32.0%	34.0%

Income taxes and the effective tax rate as shown above reflect tax on all amounts included within our results of operations except for the impact of the income tax benefit of approximately $1 million on the $2 million cumulative effect adjustment recorded on December 29, 2002 due to the adoption of SFAS 143.

The decrease in our effective tax rate for the quarter was primarily due to a 300 basis point benefit of claiming credit against our current U.S. income tax liability for foreign taxes paid in certain prior years. The decrease was partially offset by the lapping of favorable adjustments in 2002 related to prior years.

The decrease in our year to date effective tax rate was primarily due to a 380 basis point benefit of claiming credit against our current U.S. income tax liability for foreign taxes paid in certain prior years. The decrease was partially offset by the lapping of favorable adjustments in 2002 related to prior years.

In 2003, we recognized the benefit of claiming credit against our current U.S. income tax liability for foreign taxes paid in certain prior years upon our determination that it was more beneficial to claim credit for such taxes than to deduct such taxes.

U.S. Results of Operations

	Quarter				Year to date
	6/14/03	6/15/02	% B(W)		6/14/03	6/15/02	% B(W)
Company sales	$ 1,193	$ 1,069	12		$ 2,319	$ 2,079	12
Franchise and license fees	135	131	3		261	255	3

Revenues	$ 1,328	$ 1,200	11		$ 2,580	$ 2,334	11

Company restaurant profit	$ 181	$ 181	(1)		$ 332	$ 340	(3)

% of Company sales	15.2%	17.0%	(1.8	) ppts.	14.3%	16.4%	(2.1	) ppts.

Operating profit	$ 205	$ 192	6		$ 368	$ 358	3

U.S. Restaurant Unit Activity

	Company	Unconsolidated Affiliates(a)	Franchisees	Licensees	Total
Balance at December 28, 2002	5,193	4	13,663	2,266	21,126
New builds	43	1	113	85	242
Acquisitions	88	-	(91)	3	-
Refranchising	(26)	-	26	-	-
Closures	(72)	-	(146)	(138)	(356)
Other	-	-	1	-	1

Balance at June 14, 2003	5,226	5	13,566	2,216	21,013

% of Total	25%	-	65%	10%	100%

(a)	Includes 5 Yan Can units.

U.S. System Sales

	Quarter			Year to date
	6/14/03	6/15/02	% B(W)	6/14/03	6/15/02	% B(W)
System sales	$ 3,820	$ 3,590	6	$ 7,426	$ 7,017	6

System sales increased $230 million or 6% in the quarter. Excluding the favorable impact of the YGR acquisition, system sales increased 2%. The increase primarily resulted from new unit development and same store sales growth, partially offset by store closures.

System sales increased $409 million or 6% year to date. Excluding the favorable impact of the YGR acquisition, system sales were essentially flat. The benefit of new unit development was essentially offset by the impact of store closures.

U.S. Revenues

Company sales increased $124 million or 12% in the quarter. Excluding the favorable impact of the YGR acquisition, Company sales increased 3%. The increase primarily resulted from new unit development, partially offset by store closures.

For the quarter, blended Company same store sales for KFC, Pizza Hut and Taco Bell were up 1% due to an increase in average guest check partially offset by a decrease in transactions. Same store sales at KFC decreased 1%, primarily driven by a 4% decrease in transactions partially offset by an increase in average guest check. Same store sales at Pizza Hut decreased 1% due to a 4% decrease in transactions partially offset by an increase in average guest check. Same store sales at Taco Bell increased 3% due to approximately equal increases in transactions and average guest check.

Franchise and license fees increased $4 million or 3% in the quarter. Excluding the favorable impact of the YGR acquisition, franchise and license fees increased 1%. The increase was driven by new unit development and same store sales growth, partially offset by store closures.

Company sales increased $240 million or 12% year to date. Excluding the favorable impact of the YGR acquisition, Company sales increased 1%. The increase primarily resulted from new unit development, partially offset by store closures.

Year to date, blended Company same store sales for KFC, Pizza Hut and Taco Bell were down 1% due to a decrease in transactions partially offset by an increase in average guest check. Same store sales at KFC decreased 3%, primarily driven by a 5% decrease in transactions partially offset by an increase in average guest check. Same store sales at Pizza Hut decreased 3% due to a 5% decrease in transactions partially offset by an increase in average guest check. Same store sales at Taco Bell increased 1% due to a 2% increase in average guest check partially offset by a decrease in transactions.

Franchise and license fees increased $6 million or 3% year to date. Excluding the favorable impact of the YGR acquisition, franchise and license fees decreased 1%. The decrease was driven by store closures, partially offset by new unit development.

U.S. Company Restaurant Margin

	Quarter				Year to date
	6/14/03	6/15/02	% B(W)		6/14/03	6/15/02	% B(W)
Company sales	100.0%	100.0%			100.0%	100.0%
Food and paper	28.7	28.0	(0.7)	ppts.	28.7	28.1	(0.6)	ppts.
Payroll and employee benefits	30.8	30.8	-		31.3	31.0	(0.3)	ppts.
Occupancy and other operating
expenses	25.3	24.2	(1.1)	ppts.	25.7	24.5	(1.2)	ppts.

Company restaurant margin	15.2%	17.0%	(1.8)	ppts.	14.3%	16.4%	(2.1)	ppts.

Restaurant margin as a percentage of sales decreased approximately 180 basis points in the quarter. The decrease was in part due to the unfavorable impact of approximately 10 basis points from the acquisition of YGR. The remaining decrease was primarily driven by increased occupancy and other operating expenses, the unfavorable impact of discounting and product mix on food and paper costs and higher wage rates. The decrease was partially offset by the lower costs of certain commodities.

Restaurant margin as a percentage of sales decreased approximately 210 basis points year to date. The decrease was in part due to the unfavorable impact of approximately 20 basis points from the acquisition of YGR. The remaining decrease was primarily driven by the unfavorable impact of discounting and product mix on food and paper costs and increased occupancy and other expenses.

U.S. Operating Profit

Operating profit increased $13 million or 6% in the quarter. Excluding the favorable impact of the YGR acquisition, operating profit increased 2%. The increase was driven by new unit development, lower store closure and impairment charges and decreased general and administrative expenses, partially offset by increased occupancy and other expenses and the unfavorable impact of discounting and product mix on food and paper costs.

Operating profit increased $10 million or 3% year to date. Excluding the favorable impact of the YGR acquisition, operating profit decreased 1%. The decrease was driven by the unfavorable impact of discounting and product mix on food and paper costs, increased occupancy and other expenses and the profits lost as a result of closing stores. The decrease was partially offset by new unit development, lower store closure and impairment charges and decreased franchise and license and G&A expenses

International Results of Operations

	Quarter				Year to date
	6/14/03	6/15/02	% B(W)		6/14/03	6/15/02	% B(W)
Company sales	$ 530	$ 502	6		$ 1,001	$ 918	9
Franchise and license fees	78	65	20		157	129	22

Revenues	$ 608	$ 567	7		$ 1,158	$ 1,047	11

Company restaurant profit	$ 75	$ 81	(7)		$ 149	$ 145	3

% of Company sales	14.2%	16.0%	(1.8	) ppts.	14.9%	15.7%	(0.8	) ppts.

Operating profit	$ 88	$ 80	10		$ 183	$ 159	15

International Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total

Balance at December 28, 2002	2,333	2,144	7,061	260	11,798
New builds	121	56	226	4	407
Acquisitions	2	-	(2)	-	-
Refranchising	(41)	(5)	46	-	-
Closures	(29)	(21)	(136)	(8)	(194)
Other	-	-	(6)	-	(6)

Balance at June 14, 2003	2,386	2,174	7,189	256	12,005

% of Total	20%	18%	60%	2%	100%

International System Sales

	Quarter			Year to date
	6/14/03	6/15/02	% B(W)	6/14/03	6/15/02	% B(W)
System sales	$ 2,099	$ 1,868	12	$ 4,177	$ 3,684	13

System sales increased $231 million or 12% in the quarter, including a 7% favorable impact from foreign currency translation. The increase primarily resulted from new unit development, partially offset by store closures and same store sales declines.

System sales increased $493 million or 13% year to date, including a 6% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, system sales increased 6%. The increase primarily resulted from new unit development, partially offset by store closures.

International Revenues

Company sales increased $28 million or 6% in the quarter, including a 4% favorable impact from foreign currency translation. The increase primarily resulted from new unit development, partially offset by same store sales declines and refranchising.

Franchise and license fees increased $13 million or 20% in the quarter, including a 9% favorable impact from foreign currency translation. The increase was primarily driven by new unit development and rate increases, partially offset by store closures.

Company sales increased $83 million or 9% year to date, including a 4% favorable impact from foreign currency translation. The increase primarily resulted from new unit development, partially offset by refranchising and same store sales declines.

Franchise and license fees increased $28 million or 22% year to date, including a 8% favorable impact from foreign currency translation. The increase was primarily driven by new unit development and rate increases, partially offset by store closures.

International Company Restaurant Margin

	Quarter				Year to date
	6/14/03	6/15/02	% B(W)		6/14/03	6/15/02	% B(W)
Company sales	100.0%	100.0%			100.0%	100.0%
Food and paper	35.7	36.5	0.8	ppts.	35.7	36.6	0.9	ppts.
Payroll and employee benefits	19.8	18.4	(1.4	) ppts.	19.6	18.9	(0.7	) ppts.
Occupancy and other operating
expenses	30.3	29.1	(1.2)	ppts.	29.8	28.8	(1.0	) ppts.

Company restaurant margin	14.2%	16.0%	(1.8	) ppts.	14.9%	15.7%	(0.8	) ppts.

Restaurant margin as a percentage of sales decreased approximately 180 basis points in the quarter including a 20 basis points unfavorable impact from foreign currency translation. The remaining margin decrease was primarily driven by the impact of same store sales declines on margin and higher labor costs, primarily driven by wage rates. This decrease was partially offset by the impact of supply chain savings initiatives on the cost of food and paper, principally in China, and the cessation of depreciation expense of approximately $3 million for the Puerto Rico business which is held for sale.

Restaurant margin as a percentage of sales decreased approximately 80 basis points year to date including a 20 basis points unfavorable impact from foreign currency translation. The remaining margin decrease was primarily driven by the impact of same store sales declines on margin. The decrease was partially offset by the impact of supply chain savings initiatives on the cost of food and paper, principally in China and the cessation of depreciation expense of approximately $6 million for the Puerto Rico business which is held for sale.

International Operating Profit

Operating profit increased $8 million or 10% in the quarter, including a 6% favorable impact from foreign currency translation. The remaining increase was driven by new unit development and the impact of supply chain savings initiatives on the cost of food and paper, partially offset by the impact of same store sales declines on margins.

Operating profit increased $24 million or 15% year to date, including a 6% favorable impact from foreign currency translation. The remaining increase was driven by new unit development and the impact of supply chain savings initiatives on the cost of food and paper, partially offset by the impact of same store sales declines on margins and higher G&A expenses.

Consolidated Cash Flows

Net cash provided by operating activities was $364 million compared to $498 million in 2002. This decrease was primarily driven by the timing of payments of certain prepaid and accrued obligations and income taxes.

Net cash used in investing activities was $208 million versus $529 million in 2002. The change is primarily due to the YGR acquisition in 2002 and lower capital spending versus 2002.

Net cash used in financing activities was $129 million versus net cash provided of $87 million in 2002. The change is primarily due to higher debt repayments and lower proceeds from stock option exercises versus 2002.

Financing Activities

Our primary bank credit agreement is comprised of a $1.2 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures on June 25, 2005. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains other terms and provisions (including representations, warranties, covenants, conditions and events of default). The Credit Facility contains financial covenants relating to leverage and fixed charge coverage ratios. The Credit Facility contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, cash dividends and certain other transactions.

At June 14, 2003, our unused Credit Facility totaled $0.9 billion, net of outstanding borrowings of $0.1 billion and outstanding letters of credit of $0.2 billion. The interest rate for borrowings under the Credit Facility ranges from 1.0% to 2.0% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.65% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest is payable at least quarterly.

We use derivative financial instruments, including interest rate swaps, to lower interest expense and manage our exposure to interest rate risk. See our market risk disclosure for further discussion of our interest rate risk.

Consolidated Financial Condition

Assets increased $209 million or 4% to $5.6 billion primarily due to a net increase in Property, plant and equipment driven by capital expenditures and restaurant acquisitions in excess of depreciation and asset dispositions. The increase in Other assets from $555 million to $619 million was primarily due to the increase in deferred tax assets resulting from the current year deferred tax benefit. Accounts receivable, net increased primarily as the result of an increase in the receivables of consolidated advertising cooperatives which is offset by an increase in advertising cooperative payables and a decrease in advertising cooperative cash (included in Other assets). The decrease in the allowance for doubtful accounts from $42 million to $32 million was primarily the result of the write-off of receivables previously fully reserved and the transfer of certain allowance amounts, along with the related receivables, to longer term notes.

Liabilities decreased $27 million or 1% to $4.8 billion primarily due to the repayment of amounts under our Credit Facility and Short-term borrowings. Accounts payable and other current liabilities decreased due to the timing of payments, partially offset by the accrual of $35 million related to the Wrench lawsuit. The overall decrease in liabilities was partially offset by an increase in Income taxes payable due to the excess of the current year provision over tax payments made.

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

At June 14, 2003 and December 28, 2002, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $5 million and $6 million in annual income before taxes. The estimated reductions assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at June 14, 2003 and December 28, 2002 would decrease approximately $7 million and $8 million, respectively. The fair value of our Senior Unsecured Notes at June 14, 2003 and December 28, 2002 would decrease approximately $90 million and $93 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International operating profit constitutes approximately 36% of our year to date 2003 operating profit, excluding unallocated and corporate expenses. In addition, the Company’s foreign currency net asset exposure (defined as foreign currency denominated assets less foreign currency denominated liabilities) totaled approximately $1.3 billion as of June 14, 2003. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific, the Americas and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows. For the year to date period ended June 14, 2003, operating profit would have decreased approximately $18 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts outstanding at June 14, 2003 and December 28, 2002, were not significant to the Financial Statements.

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

Independent Accountants' Review Report

The Board of Directors
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of June 14, 2003 and the related condensed consolidated statements of income for the twelve and twenty-four weeks ended June 14, 2003 and June 15, 2002 and the related condensed consolidated statements of cash flows for the twenty-four weeks ended June 14, 2003 and June 15, 2002. These condensed consolidated financial statements are the responsibility of YUM’s management.

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
July 11, 2003

PART II –   Other Information and Signatures

Item 1.   Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 4.   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of shareholders was held on May 15, 2003. At the meeting, shareholders elected four directors, approved the amendment to the Company’s Long Term Incentive Plan, ratified the appointment of KPMG LLP as our independent auditors and rejected three shareholder proposals.
(a)	Election of Directors	For	Withheld

	J. David Grissom	234,505,975	4,747,176
	Bonnie G. Hill	235,903,884	3,349,267
	Kenneth G. Langone	235,773,113	3,480,038
	Andrall E. Pearson	235,966,276	3,286,875

The following directors were not required to stand for re-election at the meeting (the year in which each director’s term expires as indicated in parenthesis):
James Dimon (2005), Massimo Ferragamo (2005), Robert Holland, Jr. (2004), Sidney Kohl (2004), David C. Novak (2004), Thomas M. Ryan (2005), Jackie Trujillo (2004) and Robert J. Ulrich (2005).
	For	Against	Abstain	Non-Votes
(b) Ratification of Independent Auditors	230,275,980	7,145,018	1,832,153	-

(c) Amended Long Term Incentive Plan	127,774,694	109,380,715	2,097,742	-

(d) Shareholder Proposal -
Smoke-free facilities	12,508,136	174,995,144	11,626,793	40,123,078
Shareholder Proposal -
Sustainability Report	70,110,727	109,744,429	19,274,955	40,123,040
Shareholder Proposal - MacBride
Principles	21,834,823	158,381,718	18,913,571	40,123,039

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibit Index

EXHIBITS

Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants’Acknowledgment)

Exhibit 99.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K dated April 23, 2003, attaching our first quarter ended March 22, 2003 earnings release.

We filed a Current Report on Form 8-K dated June 4, 2003, attaching a press release announcing plans to appeal a U.S. District Court verdict against Taco Bell Corp. in which the jury awarded $30,174,000 to the plaintiffs.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC. (Registrant)

Date: July 21, 2003	/s/ Brent A. Woodford Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, David C. Novak, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of YUM! Brands, Inc.;

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

Date: July 21, 2003	/s/ David C. Novak Chairman and Chief Executive Officer

I, David J. Deno, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of YUM! Brands, Inc.;

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

Date: July 21, 2003	/s/ David J. Deno Chief Financial Officer

EXHIBIT 15

Accountants’ Acknowledgment

The Board of Directors
YUM! Brands, Inc.:

We hereby acknowledge our awareness of the use of our report dated July 11, 2003 included within the Quarterly Report on Form 10-Q of YUM! Brands, Inc. for the twelve and twenty-four weeks ended June 14, 2003, and incorporated by reference in the following Registration Statements:

Description	Registration Statement Number

Forms S-3 and S-3/A

YUM! Direct Stock Purchase Program	333-46242
$2,000,000,000 Debt Securities	333-42969

Form S-8s
YUM! Restaurants Puerto Rico, Inc. Save-Up Plan	333-85069
Restaurant Deferred Compensation Plan	333-36877, 333-32050
Executive Income Deferral Program	333-36955
YUM! Long-Term Incentive Plan	333-36895, 333-85073, 333-32046
SharePower Stock Option Plan	333-36961
YUM! Brands 401(k) Plan	333-36893, 333-32048
YUM! Brands, Inc. Restaurant General Manager
Stock Option Plan	333-64547
YUM! Brands, Inc. Long Term Incentive Plan	333-32052

Pursuant to Rule 436(c) of the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

KPMG LLP
Louisville, Kentucky
July 21, 2003

Exhibit 99.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended June 14, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 21, 2003	/s/ David C. Novak Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended June 14, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David J. Deno, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 21, 2003	/s/ David J. Deno Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.