Form 10-Q
period 2003-10-06
YUM BRANDS INC
filed 2003-10-17
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 6, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the Registrant’s Common Stock as of October 9, 2003 was 294,152,971 shares.

YUM! BRANDS, INC.

INDEX

Part I. Financial Information	Page No.

Item 1 - Financial Statements

Condensed Consolidated Statements of Income - Quarters and Years to date ended September	3
6, 2003 and September 7, 2002

Condensed Consolidated Statements of Cash Flows - Years to date ended	4
September 6, 2003 and September 7, 2002

Condensed Consolidated Balance Sheets - September 6, 2003	5
and December 28, 2002

Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition	21
and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	34

Item 4 - Disclosure Controls	36

Independent Accountants' Review Report	37

Part II. Other Information and Signatures

Item 1 - Legal Proceedings	38

Item 6 - Exhibits and Reports on Form 8-K	38

Signatures	39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)

	Quarter		Year to date
	9/6/03	9/7/02	9/6/03	9/7/02
Revenues
Company sales	$ 1,765	$ 1,705	$ 5,085	$ 4,702
Franchise and license fees	224	210	642	594

Total revenues	1,989	1,915	5,727	5,296

Costs and expenses, net
Company restaurants
Food and paper	544	517	1,568	1,438
Payroll and employee benefits	473	457	1,396	1,274
Occupancy and other operating expenses	481	450	1,373	1,224

	1,498	1,424	4,337	3,936
General and administrative expenses	212	219	623	616
Franchise and license expenses	7	12	20	31
Other (income) expense	(7)	9	(13)	21
Refranchising net loss (gain)	6	(3)	13	(9)
Wrench litigation	7	-	42	-
AmeriServe and other charges (credits)	(3)	(4)	(1)	(24)

Total costs and expenses, net	1,720	1,657	5,021	4,571

Operating Profit	269	258	706	725
Interest expense, net	39	45	123	112

Income Before Income Taxes and Cumulative
Effect of Accounting Change	230	213	583	613
Income tax provision	66	66	179	202

Income Before Cumulative Effect of Accounting Change	164	147	404	411
Cumulative effect of accounting change, net of tax	-	-	(1)	-

Net Income	$ 164	$ 147	$ 403	$ 411

Basic Earnings Per Common Share	$ 0.56	$ 0.49	$ 1.37	$ 1.39

Diluted Earnings Per Common Share	$ 0.53	$ 0.47	$ 1.32	$ 1.32

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	Year to date
	9/6/03	9/7/02

Cash Flows - Operating Activities
Net income	$ 403	$ 411
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	1	-
Depreciation and amortization	273	244
Refranchising net loss (gain)	13	(9)
Wrench litigation	42	-
AmeriServe and other charges (credits)	(3)	(7)
Other liabilities and deferred credits	(24)	13
Deferred income taxes	2	3
Other non-cash charges and credits, net	41	62
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	3	34
Inventories	(4)	12
Prepaid expenses and other current assets	(17)	5
Accounts payable and other current liabilities	(19)	(26)
Income taxes payable	58	93

Net change in operating working capital	21	118

Net Cash Provided by Operating Activities	769	835

Cash Flows - Investing Activities
Capital spending	(358)	(461)
Proceeds from refranchising of restaurants	11	67
Acquisition of Yorkshire Global Restaurants, Inc.	-	(275)
Acquisition of restaurants from franchisees	(30)	(13)
Short-term investments	3	(3)
Sales of property, plant and equipment	29	33
Other, net	9	2

Net Cash Used In Investing Activities	(336)	(650)

Cash Flows - Financing Activities
Proceeds from Senior Unsecured Notes	-	398
Revolving Credit Facility activity
Three months or less, net	(153)	79
Repayments of long-term debt	(15)	(498)
Short-term borrowings-three months or less, net	(50)	(25)
Repurchase shares of common stock	(121)	(161)
Employee stock option proceeds	70	110
Other, net	-	(15)

Net Cash Used In Financing Activities	(269)	(112)

Effect of Exchange Rates on Cash and Cash Equivalents	4	3

Net Increase in Cash and Cash Equivalents	168	76
Cash and Cash Equivalents - Beginning of Period	130	110

Cash and Cash Equivalents - End of Period	$ 298	$ 186

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	9/6/03	12/28/02
ASSETS
Current Assets
Cash and cash equivalents	$ 298	$ 130
Short-term investments, at cost	26	27
Accounts and notes receivable, less allowance: $32 in 2003 and $42 in 2002	186	168
Inventories	67	63
Assets classified as held for sale	95	111
Prepaid expenses and other current assets	107	110
Deferred income taxes	121	121

Total Current Assets	900	730

Property, plant and equipment, net	3,128	3,037
Goodwill	493	485
Intangible assets, net	361	364
Investments in unconsolidated affiliates	229	229
Other assets	544	555

Total Assets	$ 5,655	$ 5,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$ 1,199	$ 1,166
Income taxes payable	268	208
Short-term borrowings	97	146

Total Current Liabilities	1,564	1,520

Long-term debt	2,046	2,299
Other liabilities and deferred credits	1,042	987

Total Liabilities	4,652	4,806

Shareholders’ Equity
Preferred stock, no par value, 250 authorized; no shares issued	-	-
Common stock, no par value, 750 shares authorized; 294 shares issued in 2003 and 2002	1,024	1,046
Retained earnings (accumulated deficit)	200	(203)
Accumulated other comprehensive income (loss)	(221)	(249)

Total Shareholders’ Equity	1,003	594

Total Liabilities and Shareholders’ Equity	$ 5,655	$ 5,400

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)

1.	Financial Statement Presentation

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

In our opinion, the accompanying Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with our 2002 Form 10-K, our financial position as of September 6, 2003, and the results of our operations for the quarters and years to date ended September 6, 2003 and September 7, 2002 and cash flows for the years to date ended September 6, 2003 and September 7, 2002. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

We have reclassified certain items in the accompanying Financial Statements and Notes to the Financial Statements in order to be comparable with the current classifications. These reclassifications had no effect on previously reported net income.

2.	Stock-Based Employee Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation.

	Quarter		Year to date
	9/6/03	9/7/02	9/6/03	9/7/02
Net Income, as reported	$ 164	$ 147	$ 403	$ 411
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(7)	(10)	(25)	(27)

Net income, pro forma	157	137	378	384

Basic Earnings per Common Share
As reported	$ 0.56	$ 0.49	$ 1.37	$ 1.39
Pro forma	0.53	0.46	1.29	1.30

Diluted Earnings per Common Share
As reported	$ 0.53	$ 0.47	$ 1.32	$ 1.32
Pro forma	0.51	0.44	1.24	1.23

3.	Recently Adopted Accounting Pronouncements

Effective December 29, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses the financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result of obligations under certain leases that are within the scope of SFAS 143, the Company recorded a cumulative effect adjustment of $2 million ($1 million after tax) which did not have a material effect on diluted earnings per common share. The adoption of SFAS 143 also did not materially affect our Financial Statements for the quarter or year to date ended September 6, 2003. If SFAS 143 had been adopted as of the beginning of the year 2002, the cumulative effect adjustment would not have been materially different from that recorded on December 29, 2002.

The Company has adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Costs addressed by SFAS 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities and costs to relocate employees. SFAS 146 was effective for exit or disposal activities that were initiated after December 31, 2002. SFAS 146 changes the timing of expense recognition for certain costs we incur while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. Adoption of SFAS 146 did not have a material impact on our Financial Statements for the quarter or year to date ended September 6, 2003.

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

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions were applicable to guarantees issued or modified after December 31, 2002. While the nature of our business results in the issuance of certain guarantees from time to time, the adoption of FIN 45 did not have a material impact on our Financial Statements for the quarter or year to date ended September 6, 2003.

The Company has adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 149 was generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of SFAS 149 did not have a material impact on our Financial Statements for the quarter or year to date ended September 6, 2003.

4.	New Accounting Pronouncements Not Yet Adopted

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into or modified any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIE’s”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. As amended by FASB Staff Position (“FSP”) No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (the end of fiscal 2003, December 27, 2003, for the Company). FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when FIN 46 becomes effective.

As discussed further in Note 13, we have posted a $12 million of letter of credit supporting our guarantee of a franchisee loan pool. Additionally, we have provided a standby letter of credit of $23 million under which we could potentially be required to fund a portion of this loan pool. The letters of credit were issued under our existing bank credit agreement. This loan pool, which is not held or funded by an affiliate of the Company, primarily funded purchases of restaurants from the Company and, to a lesser extent, franchisee development of new restaurants. The total loans outstanding under this loan pool were approximately $91 million at September 6, 2003. Our maximum exposure to loss as a result of our involvement with this loan pool was $29 million at September 6, 2003. During the quarter ended September 6, 2003 the entity which holds this loan pool sold these loans to a qualifying special-purpose entity (“QSPE”) as described in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and settled its existing obligations with the proceeds. As QSPEs are not within the scope of FIN 46, the Company will not be required to consolidate the entity that now holds this loan pool.

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

As of the date of this filing, we understand the FASB is in the process of modifying and/or clarifying certain provisions of FIN 46. Additionally, certain FSPs relating to FIN 46 are being deliberated. These modifications and FSPs, when finalized, could impact the Company’s analysis of the applicability of FIN 46 to entities that are franchisees of our Concepts. The Company is aware of certain interpretations by some parties of the provisions of FIN 46, given its continuing evolution, which could have applicability when certain conditions exist that are not representative of a typical franchise relationship. These conditions include the franchisor possessing an equity interest in or providing significant levels of financial support to a franchisee. We do not possess any ownership interests in our franchisees except for our investments in various unconsolidated affiliates accounted for under the equity method (see Note 13 for further description). Additionally, we generally do not provide financial support to the franchisee in our typical franchise relationship. While we continue to monitor and analyze developments regarding FIN 46 that would impact its applicability to franchise relationships, at this time we do not believe that the required consolidation of franchise entities, if any, would materially impact our Financial Statements.

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

Additionally, as of the date of acquisition we recorded approximately $49 million of reserves (“exit liabilities”) related to our plans to consolidate certain support functions and close certain acquired restaurants. The consolidation of certain support functions included the termination of approximately 100 employees. The exit liabilities were reduced by cash payments of approximately $9 million in 2002. Our remaining exit liabilities at September 6, 2003, as well as amounts utilized through cash payments during 2003 to date, are presented in the table below.

	Severance Benefits	Lease and Other Contract Terminations	Other Costs	Total
Total reserve as of December 28, 2002	$ 5	$ 31	$ 4	$ 40
Amounts utilized in the quarters ended:
March 22, 2003	(2)	-	(1)	(3)
June 14, 2003	-	(1)	(3)	(4)
September 6, 2003	-	(1)	-	(1)

Total reserve as of September 6, 2003	$ 3	$ 29	-	$ 32

The results of operations for YGR have been included in our Financial Statements since the date of acquisition. If the acquisition had been completed as of the beginning of the year to date ended September 7, 2002, pro forma Company sales and franchise and license fees for the year to date ended September 7, 2002 would have been $4,911 million and $603 million, respectively.

The pro forma impact of the acquisition, including interest expense on debt incurred to finance the acquisition, on net income and diluted earnings per share for the year to date ended September 7, 2002 would not have been significant. The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of this period nor is it necessarily indicative of future results.

6.	Earnings Per Common Share (“EPS”)

	Quarter		Year to date
	9/6/03	9/7/02	9/6/03	9/7/02

Net income	$ 164	$ 147	$ 403	$ 411

Basic EPS
Weighted-average common shares
outstanding	294	297	293	296

Basic EPS	$ 0.56	$ 0.49	$ 1.37	$ 1.39

Diluted EPS
Weighted-average common shares
outstanding	294	297	293	296
Shares assumed issued on exercise of dilutive
share equivalents	54	55	52	58
Shares assumed purchased with proceeds of dilutive
share equivalents	(41)	(40)	(40)	(42)

Shares applicable to diluted earnings	307	312	305	312

Diluted EPS	$ 0.53	$ 0.47	$ 1.32	$ 1.32

Unexercised employee stock options to purchase approximately 1 million and 5 million shares of our Common Stock for the quarter and year to date ended September 6, 2003, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter and year to date ended September 6, 2003.

Unexercised employee stock options to purchase approximately 1 million shares of our Common Stock for both the quarter and year to date ended September 7, 2002 were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter and year to date ended September 7, 2002.

During the year to date September 6, 2003, we granted employee stock options to purchase approximately 7 million shares of our Common Stock at an exercise price equal to the average market price on the date of grant. The weighted-average exercise price of these options was approximately $24.

7.	Comprehensive Income

Comprehensive income was as follows:

	Quarter		Year to date
	9/6/03	9/7/02	9/6/03	9/7/02
Net income	$ 164	$147	$ 403	$ 411
Foreign currency translation adjustment arising
during the period	(7)	24	28	19
Foreign currency translation adjustment included
in net income	-	1	-	1
Changes in fair value of derivatives, net of tax	-	-	(10)	(9)
Reclassification of derivative (gains) losses
to net income, net of tax	-	2	10	9

Total comprehensive income	$ 157	$174	$ 431	$ 431

8.	Items Affecting Comparability of Net Income

Store Closures, Impairment and Refranchising

In the course of operating our restaurants, our reported results are impacted from time to time by the following:

  Store closure costs;
  Impairment of long-lived assets for stores we intend to close and stores we intend to continue to use in the business; and
  Refranchising net loss (gain).

The following table sets out store closure costs and impairment charges which are included in other (income) expense in our Condensed Consolidated Statements of Income:

Quarter Ended September 6, 2003
	U.S.	International	Worldwide
Store closure costs	$ (1)	$ 1	$ -
Store impairment charges	1	2	3

Store closure costs and impairment charge	$ -	$ 3	$ 3

Quarter Ended September 7, 2002
	U.S.	International	Worldwide
Store closure costs	$ 4	$ -	$ 4
Store impairment charges	2	10	12

Store closure costs and impairment charges	$ 6	$ 10	$ 16

Year to date Ended September 6, 2003
	U.S.	International	Worldwide

Store closure costs	$ (2)	$ -	$ (2)
Store impairment charges	5	8	13

Store closure costs and impairment charges	$ 3	$ 8	$ 11

Year to date Ended September 7, 2002
	U.S.	International	Worldwide
Store closure costs	$ 13	$ 4	$ 17
Store impairment charges	10	14	24

Store closure costs and impairment charges	$ 23	$ 18	$ 41

The income in store closure costs in the U.S. segment for the quarter and year to date ended September 6, 2003 and on a worldwide basis for the year to date ended September 6, 2003 is primarily the result of adjustments to previously recorded lease reserves as a result of changes in settlement and/or sublease estimates and gains from the sale or condemnation of properties on which we formerly operated restaurants.

The following table summarizes the refranchising net loss (gain) which is included in our Condensed Consolidated Statements of Income:

	U.S.	International	Worldwide
Quarter Ended 9/6/03	$ (1)	$ 7	$ 6

Quarter Ended 9/7/02	$ -	$ (3)	$ (3)

Year to Date Ended 9/6/03	$ (7)	$ 20	$ 13

Year to Date Ended 9/7/02	$ (4)	$ (5)	$ (9)

The following table summarizes the carrying values of the major classes of assets held for sale at September 6, 2003 and December 28, 2002. U.S. amounts primarily represent land on which we previously operated restaurants and are net of impairment charges of $2 million and $4 million at September 6, 2003 and December 28, 2002, respectively. The carrying values in International relate primarily to our Puerto Rican business, which we wrote down $5 million ($3 million after tax) during the quarter ended September 6, 2003 and $10 million ($6 million after tax) during the quarter ended March 22, 2003 to reflect then current estimates of its fair value. These write-downs were recorded as a refranchising loss. The carrying values of liabilities of the Puerto Rican business that we anticipate would be assumed by a buyer were not significant at September 6, 2003 or at December 28, 2002.

	September 6, 2003
	U.S.	International	Worldwide
Property, plant and equipment, net	$ 7	$ 74	$ 81
Goodwill	-	12	12
Other assets	-	2	2

Assets classified as held for sale	$ 7	$ 88	$ 95

	December 28, 2002
	U.S.	International	Worldwide
Property, plant and equipment, net	$ 7	$ 89	$ 96
Goodwill	-	13	13
Other assets	-	2	2

Assets classified as held for sale	$ 7	$ 104	$ 111

The following table summarizes Company sales and restaurant profit related to stores held for sale at September 6, 2003, or disposed of through refranchising or closure during 2003 and 2002. Stores disposed of through closure include certain stores we have relocated within the same trade area. The operations of such stores classified as held for sale as of September 6, 2003 or disposed of in the quarter and year to date ended September 6, 2003, which meet the conditions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), for reporting as discontinued operations were not material. Restaurant profit represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses.

	Quarter		Year to date
	9/6/03	9/7/02	9/6/03	9/7/02
Stores held for sale at September 6, 2003:
Sales	$ 45	$ 47	$ 134	$ 137
Restaurant profit	9	7	26	19
Stores disposed of in 2003 and 2002:
Sales	$ 5	$ 55	$ 42	$ 216
Restaurant profit	1	8	4	32

Wrench Litigation

Expense of $42 million for the year to date ended September 6, 2003 reflects the legal judgment against Taco Bell Corp. on June 4, 2003 in Wrench v. Taco Bell Corp. and related interest. The amount recorded as Wrench litigation for the quarter ended September 6, 2003 reflects the interest accrued for the passage of time during the quarter and an adjustment to previously recorded interest necessary as a result of an amended judgment on September 9, 2003. See Note 13 for a discussion of Wrench litigation.

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

Income of $3 million was recorded as AmeriServe and other charges (credits) for the quarter ended September 6, 2003 and primarily includes the reversal of reserves associated with the settlement of certain wage and hour litigation. Income of $1 million was recorded as AmeriServe and other charges (credits) for the year to date ended September 6, 2003 and primarily includes recoveries related to the AmeriServe bankruptcy reorganization process and the reversal of reserves associated with the settlement of certain wage and hour litigation, partially offset by costs to defend certain wage and hour litigation and integration costs related to our acquisition of YGR. Amounts recorded as AmeriServe and other charges (credits) for the quarter and year to date ended September 7, 2002, primarily resulted from recoveries related to the AmeriServe bankruptcy reorganization process partially offset by costs to defend certain wage and hour litigation and integration costs related to our acquisition of YGR.

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

At September 6, 2003, our unused Credit Facility totaled $951 million, net of outstanding letters of credit of $249 million. There were no borrowings outstanding under the Credit Facility at the end of the quarter. The interest rate for borrowings under the Credit Facility ranges from 1.0% to 2.0% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.65% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

In connection with our acquisition of YGR, we assumed approximately $168 million in present value of future rent obligations related to three existing sale-leaseback agreements entered into by YGR involving approximately 350 LJS units. As a result of liens held by the buyer/lessor on certain personal property within the units, the sale-leaseback agreements were accounted for as financings upon acquisition. During the quarter ended September 6, 2003, we amended two of these sale-leaseback agreements to remove the liens on the personal property within the units. As the two amended agreements now qualify for sale-leaseback accounting, they will be accounted for as operating leases. Accordingly, the future rent obligations associated with the two amended agreements, previously recorded as long-term debt of $88 million, are no longer reflected on our Condensed Consolidated Balance Sheet as of September 6, 2003. There was no gain or loss recorded as a result of this transaction.

Interest expense on short-term borrowings and long-term debt was $43 million and $48 million for the quarters ended September 6, 2003 and September 7, 2002, respectively, and $131 million and $118 million for the years to date ended September 6, 2003 and September 7, 2002, respectively.

10.	Reportable Operating Segments

	Quarter		Year to date
Revenues	9/6/03	9/7/02	9/6/03	9/7/02
United States	$ 1,337	$ 1,322	$ 3,917	$ 3,656
International	652	593	1,810	1,640

	$ 1,989	$ 1,915	$ 5,727	$ 5,296

	Quarter		Year to date
Operating Profit	9/6/03	9/7/02	9/6/03	9/7/02
United States	$ 204	$ 205	$ 572	$ 563
International	114	90	297	249
Unallocated and corporate expenses	(38)	(43)	(107)	(119)
Unallocated other income (expense)	(1)	(1)	(2)	(1)
Refranchising net (loss) gain	(6)	3	(13)	9
Wrench litigation	(7)	-	(42)	-
AmeriServe and other (charges)
credits	3	4	1	24

Operating profit	269	258	706	725
Interest expense, net	(39)	(45)	(123)	(112)

Income before income taxes and
cumulative effect of accounting
change	$ 230	$ 213	$ 583	$ 613

Identifiable Assets	9/6/03	12/28/02
United States	$ 3,262	$ 3,301
International	1,889	1,732
Corporate(a)	504	367

	$ 5,655	$ 5,400

Long-Lived Assets(b)	9/6/03	12/28/02

United States	$ 2,836	$ 2,821
International	1,097	1,021
Corporate	49	44

	$ 3,982	$ 3,886

(a)	Primarily includes deferred tax assets, cash and cash equivalents, fair value of interest rate swaps, and property, plant and equipment, net, related to our office facilities.
(b)	Includes property, plant and equipment, net; goodwill; and intangible assets, net.

11.	Share Repurchase Program

In November 2002, our Board of Directors authorized a share repurchase program. This program authorizes us to repurchase, through November 20, 2004, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. During the year to date ended September 6, 2003, we repurchased approximately 4.7 million shares for approximately $121 million at an average price per share of approximately $26 under this program. At September 6, 2003, approximately $151 million remained available for repurchases under this program. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

In February 2001, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock and was completed in November 2002. During the year to date ended September 7, 2002, we repurchased approximately 5.3 million shares for approximately $161 million at an average price per share of approximately $30 under this program.

12.	Supplemental Cash Flow Data

	Year to date
	9/6/03	9/7/02
Cash Paid for:
Interest	$ 119	$ 83
Income taxes	120	111

Significant Non-Cash Investing and Financing Activities:
Assumption of debt and capital leases related to the acquisition of YGR	$ -	$ 227
Assumption of negative working capital related to the acquisition of YGR	-	21
Debt reduction due to amendment of sale-leaseback agreements (See Note 9)	88	-
Capital lease obligations incurred to acquire assets	7	8

13.	Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in and obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2030. As of September 6, 2003 and December 28, 2002, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $364 million and $388 million, respectively. The present value of these potential payments discounted at our pre-tax cost of debt at September 6, 2003 was $282 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our exposure under such leases at September 6, 2003 and December 28, 2002 was not material.

Guarantees Supporting Financial Arrangements of Franchisees, Unconsolidated Affiliates and Other Third Parties

At September 6, 2003 and December 28, 2002, we had provided approximately $32 million of partial guarantees of two franchisee loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants. The total loans outstanding under these loan pools were approximately $129 million at September 6, 2003. In support of these guarantees, we have posted $32 million of letters of credit. We also provide a standby letter of credit of $23 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to net refranchising loss (gain). New loans are not currently being added to either loan pool.

We have guaranteed certain lines of credit and loans of unconsolidated affiliates totaling $27 million and $26 million at September 6, 2003 and December 28, 2002, respectively. If all such lines of credit were fully drawn the maximum contingent liability under these arrangements would be approximately $33 million and $26 million as of September 6, 2003 and December 28, 2002, respectively. Our unconsolidated affiliates had total revenues of over $480 million and $1.3 billion, respectively, for the quarter and year to date ended September 6, 2003, and assets of over $1 billion and debt of $156 million at September 6, 2003.

We have also guaranteed certain lines of credit, loans and letters of credit of third parties totaling $10 million and $15 million at September 6, 2003 and December 28, 2002, respectively. If all such lines of credit and letters of credit were fully drawn the maximum contingent liability under these arrangements would be approximately $27 million as of both September 6, 2003 and December 28, 2002.

We have varying levels of recourse provisions and collateral that mitigate the risk of loss related to our guarantees of these financial arrangements of unconsolidated affiliates and other third parties. Accordingly, our recorded liability as of September 6, 2003 and December 28, 2002 is not significant.

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

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive in a lump sum, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of September 6, 2003, payments of approximately $36 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Like certain other large retail employers, the Company has been faced in certain states with allegations of purported class-wide wage and hour violations.

On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. (“Bravo”), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleges violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and seeks an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to “cure” the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. In April 2002, a jury trial to determine the damages of 93 of those claimants found that Taco Bell failed to pay for certain meal breaks and/or off-the-clock work for 86 of the 93 claimants. However, the total amount of hours awarded by the jury was substantially less than that sought by the claimants. In July and September 2002, the court ruled on several post-trial motions, including fixing the total number of potential claimants at 1,031 (including the 93 claimants for which damages have already been determined) and holding that claimants who prevail are entitled to prejudgment interest and penalty wages. The second damages trial for the remaining 938 claimants began on July 7, 2003. Before the trial concluded, the parties reached an agreement to settle this matter in full. The court has granted preliminary approval of the settlement which is subject to delivery of a notice of the settlement terms to the class with an opportunity to object and be heard. We have previously provided for the costs of this settlement as AmeriServe and other charges (credits).

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. was filed in the United States District Court for the Western District of Michigan. The lawsuit alleged that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. The plaintiffs sought to recover monetary damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit (the “Court of Appeals”), and oral arguments were held on September 20, 2000. On July 6, 2001, the Court of Appeals reversed the District Court’s judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case was returned to District Court for trial which began on May 14, 2003 and on June 4, 2003 the jury awarded $30 million to the plaintiffs. Subsequently, the plaintiffs’ moved to amend the judgment to include pre-judgment interest and post-judgment interest and Taco Bell filed its post-trial motion for judgment as a matter of law or a new trial. On September 9, 2003, the District Court denied Taco Bell’s motion and granted the plaintiff’s motion to amend the judgment.

In view of the jury verdict and our belief as to the appropriate amount of pre-judgment interest, we recorded a charge of $35 million during the quarter ended June 14, 2003. As a result of the September 9, 2003 District Court ruling, we have recorded an additional $7 million charge related to interest in the quarter ended September 6, 2003, for a total charge year to date of $42 million. We continue to believe that the Wrench plaintiffs’ claims are without merit and intend to appeal the verdict to the Sixth Circuit Court of Appeals. Post-judgment interest will continue to accrue during the appeal process. If unsuccessful upon appeal, we intend to seek reimbursement from our insurance carriers and Taco Bell’s former advertising agency.

Obligations to PepsiCo, Inc. After Spin-off

In connection with our October 6, 1997 spin-off from PepsiCo, Inc. (“PepsiCo”) (the “Spin-off”), we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo.

Under the terms of these agreements, we have indemnified PepsiCo for costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of September 6, 2003, PepsiCo remains liable for approximately $56 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. To date, we have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through September 6, 2003, there have not been any determinations made by PepsiCo where we would have reached a different determination.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively, the “Concepts”) and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. LJS and A&W were added when YUM acquired Yorkshire Global Restaurants, Inc. (“YGR”) on May 7, 2002.

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

New Accounting Pronouncements Not Yet Adopted

See Note 4.

Significant Known Events, Trends or Uncertainties Expected to Impact 2003 Comparisons with 2002

The following factors impacted comparability of operating performance for the quarter and year to date ended September 6, 2003 to the quarter and year to date ended September 7, 2002 or could impact comparisons for the remainder of 2003. Certain of these factors were previously discussed in our 2002 Form 10-K.

Acquisition

On May 7, 2002, the Company completed its acquisition of YGR, the parent company of LJS and A&W. See Note 5 for a discussion of the acquisition.

As of the date of the acquisition, YGR consisted of 742 and 496 company and franchise LJS units, respectively, and 127 and 742 company and franchise A&W units, respectively. The LJS unit totals included 133 multibranded LJS/A&W restaurants. Except as discussed in certain sections of MD&A, the impact of the acquisition on our results of operations in the year to date ended September 6, 2003 was not significant relative to the comparable prior year period.

Wrench Litigation

Expense of $7 million and $42 million was recorded in the quarter and year to date ended September 6, 2003. See Note 13 for a discussion of Wrench litigation.

AmeriServe and Other Charges (Credits)

Income of $3 million and $1 million was recorded as AmeriServe and other charges (credits) for the quarter and the year to date ended September 6, 2003, respectively. Income of $4 million and $24 million was recorded as AmeriServe and other charges (credits) for the quarter and year to date ended September 7, 2002, respectively. See Note 8 for a discussion of AmeriServe and other charges (credits).

Pension Plan Funded Status

Certain of our employees are covered under noncontributory defined benefit pension plans. The most significant of these plans was amended in 2001 such that employees hired after September 30, 2001 are not eligible to participate. As disclosed in our 2002 Form 10-K, as of our September 30, 2002 measurement date these plans had a projected benefit obligation (“PBO”) of $501 million and a fair value of plan assets of $251 million. As a result of the overall decline in market interest rates, we will be required to use a lower discount rate to measure our PBO as of our September 30, 2003 measurement date. This, along with continued benefits earned by covered employees and interest on benefits previously earned, will result in an increase in our PBO. However, stock market gains since September 30, 2002 as well as pension plan contributions we have made (including a $130 million contribution made subsequent to September 6, 2003 but prior to our September 30, 2003 measurement date), have significantly increased plan assets and improved the funded status of our plans. The estimated change in our underfunded status from September 30, 2002 to September 30, 2003 is as follows:

Underfunded status at September 30, 2002	$ (250)
Estimated increase in PBO due to:
Change in discount rate	(100)
Interest and other	(65)
Service cost	(25)
Estimated increase in plan assets due to:
Contributions	157
Asset returns	50

Estimated underfunded status at September 30, 2003	$ (233)

As of our September 30, 2002 measurement date we had recorded a cumulative after-tax charge of $71 million to shareholders’ equity due to the underfunded status of our plans. Although we have not yet determined the exact amount, we will be required to record an additional charge to shareholders’ equity in 2003. We currently estimate that our cumulative after-tax charge to shareholders’ equity will increase approximately $54 million to $125 million at September 30, 2003. By comparison, our shareholders’ equity has increased by more than $400 million during the year to date ended September 6, 2003.

We do not believe the remaining underfunded status of the pension plan will materially affect our results of operations, financial position or cash flows and have incorporated the estimated future impact into our financial projections and plans. We estimate that pension expense will increase approximately $20 million in 2004 from the $41 million that is being expensed in 2003.

Due to the relatively long time frame over which benefits are expected to be paid, our PBO is highly sensitive to changes in discount rates. A 50 basis point increase/decrease in the discount rate which we have used to estimate our underfunded status at September 30, 2003 above would decrease/increase the amount by which we are underfunded, holding all other variables and assumptions constant, by approximately $60 million.

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

The following table summarizes our refranchising activities:

	Quarter		Year to date
	9/6/03	9/7/02	9/6/03	9/7/02
Number of units refranchised	9	94	76	141
Refranchising proceeds, pre-tax	$ -	$ 43	$ 11	$ 67
Refranchising gains (losses), pre-tax	$ (6)	$ 3	$ (13)	$ 9

The carrying value of our Puerto Rican business was written down by approximately $5 million ($3 million after tax) during the quarter ended September 6, 2003 and $10 million ($6 million after tax) in the quarter ended March 22, 2003 to reflect then current estimates of its fair value. The write downs were recorded as a refranchising loss.

In addition to our refranchising program, from time to time we close restaurants that are poor performing, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit (collectively, “store closures”).

The following table summarizes Company store closure activities:

	Quarter		Year to date
	9/6/03	9/7/02	9/6/03	9/7/02
Number of units closed	58	58	159	143
Store closure costs	$ -	$ 4	$ (2)	$ 17
Impairment charges for stores to be closed	$ 2	$ 3	$ 5	$ 6

The income in store closure costs for the year to date ended September 6, 2003 is primarily the result of adjustments to previously recorded lease reserves as a result of changes in settlement and/or sublease estimates and gains from the sale or condemnation of properties on which we formerly operated restaurants.

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reduction in Company sales, restaurant profit and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2002 and are no longer operated by us as of September 6, 2003.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

Quarter Ended 9/6/03
	U.S.	International	Worldwide
Decreased sales	$ (34)	$ (32)	$ (66)
Increased franchise fees	1	1	2

Decrease in total revenues	$ (33)	$ (31)	$ (64)

Year to date Ended 9/6/03
	U.S.	International	Worldwide
Decreased sales	$ (103)	$ (93)	$ (196)
Increased franchise fees	1	4	5

Decrease in total revenues	$ (102)	$ (89)	$ (191)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	Quarter Ended 9/6/03
	U.S.	International	Worldwide
Decreased restaurant profit	$ (5)	$ (4)	$ (9)
Increased franchise fees	1	1	2
Decreased general and administrative expenses	-	2	2

Decreased operating profit	$ (4)	$ (1)	$ (5)

	Year to date Ended 9/6/03
	U.S.	International	Worldwide
Decreased restaurant profit	$ (14)	$ (13)	$ (27)
Increased franchise fees	1	4	5
Decreased general and administrative expenses	-	5	5

Decreased operating profit	$ (13)	$ (4)	$ (17)

Worldwide Results of Operations

	Quarter				Year to date
	9/6/03	9/7/02	% B(W)		9/6/03	9/7/02	% B(W)
Company sales	$1,765	$1,705	4		$ 5,085	$4,702	8
Franchise and license fees	224	210	6		642	594	8

Revenues	$1,989	$1,915	4		$ 5,727	$5,296	8

Company restaurant profit	$ 267	$ 281	(5)		$ 748	$ 766	(2)

% of Company sales	15.1%	16.4%	(1.3)	ppts.	14.7%	16.3%	(1.6)	ppts.

Operating profit	$ 269	$ 258	4		$ 706	$ 725	(3)
Interest expense, net	39	45	14		123	112	(9)
Income tax provision	66	66	-		179	202	11

Income before cumulative effect of
accounting change	164	147	12		404	411	(2)
Cumulative effect of accounting
change, net of tax	-	-	-		(1)	-	NM

Net income	$ 164	$ 147	12		$ 403	$ 411	(2)

Diluted earnings per share(a)	$ 0.53	$ 0.47	14		$ 1.32	$ 1.32	-

(a)	See Note 6 for the number of shares used in this calculation.

Worldwide Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total

Balance at December 28, 2002	7,526	2,148	20,724	2,526	32,924
New builds	263	90	512	166	1,031
Acquisitions	113	(4)	(111)	2	-
Refranchising	(76)	-	76	-	-
Closures	(159)	(40)	(459)	(253)	(911)
Other	-	-	(5)	-	(5)

Balance at September 6, 2003	7,667	2,194	20,737	2,441	33,039

% of Total	23%	7%	63%	7%	100%

Worldwide Revenues

Company sales increased $60 million or 4% in the quarter, including a 2% favorable impact from foreign currency translation. The increase primarily resulted from new unit development, partially offset by store closures and refranchising.

Franchise and license fees increased $14 million or 6% in the quarter, including a 2% favorable impact from foreign currency translation. The increase was primarily driven by new unit development, partially offset by store closures.

Company sales increased $383 million or 8% year to date, including a 1% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, Company sales increased 2%. The increase primarily resulted from new unit development, partially offset by store closures, refranchising and same store sales declines.

Franchise and license fees increased $48 million or 8% year to date, including a 2% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, franchise and license fees increased 4%. The increase was primarily driven by new unit development, partially offset by store closures.

Worldwide Company Restaurant Margin

	Quarter				Year to date
	9/6/03	9/7/02	% B(W)		9/6/03	9/7/02	% B(W)
Company sales	100.0%	100.0%			100.0%	100.0%
Food and paper	30.8	30.3	(0.5)	ppts.	30.8	30.6	(0.2)	ppts.
Payroll and employee benefits	26.8	26.8	-		27.5	27.1	(0.4)	ppts.
Occupancy and other operating
expenses	27.3	26.5	(0.8)	ppts.	27.0	26.0	(1.0)	ppts.

Company restaurant margin	15.1%	16.4%	(1.3)	ppts.	14.7%	16.3%	(1.6)	ppts.

Restaurant margin as a percentage of sales decreased approximately 130 basis points in the quarter. U.S. and International restaurant margin decreased approximately 140 and 100 basis points, respectively.

Restaurant margin as a percentage of sales decreased approximately 160 basis points year to date. The decrease included an unfavorable impact of approximately 10 basis points from the acquisition of YGR. U.S. restaurant margin decreased approximately 180 basis points and International restaurant margin decreased approximately 100 basis points.

Worldwide General and Administrative Expenses

Worldwide general and administrative (“G&A”) expenses decreased $7 million or 3% in the quarter, after a 1% unfavorable impact from foreign currency translation. The decrease was primarily driven by lower management incentive compensation costs.

Worldwide G&A expenses increased $7 million or 1% year to date, including a 1% unfavorable impact from foreign currency translation. Excluding the unfavorable impact from both foreign currency translation and the YGR acquisition, G&A decreased 3% year to date. The decrease was primarily driven by lower management incentive compensation costs.

Worldwide Franchise and License Expenses

Worldwide franchise and license expenses decreased $5 million or 46% in the quarter and decreased $11 million or 37% year to date. The decreases were primarily attributable to lower provisions for doubtful franchise and license fee receivables, primarily at Taco Bell.

Worldwide Other (Income) Expense

	Quarter		Year to date
	9/6/03	9/7/02	9/6/03	9/7/02
Store closure costs	$ -	$ 4	$ (2)	$ 17
Store impairment charges	3	12	13	24
Equity income from investments in
unconsolidated affiliates	(9)	(6)	(22)	(19)
Foreign exchange net (gain) loss	(1)	(1)	(2)	(1)

Other (income) expense	$ (7)	$ 9	$ (13)	$ 21

See Note 8 for further discussion regarding store closure costs and store impairment charges.

Worldwide Refranchising Net Loss (Gain)

Refranchising net loss (gain) was a $6 million loss and a $13 million loss for the quarter and year to date ended September 6, 2003, respectively. Refranchising net loss (gain) was a $3 million gain and a $9 million gain for the quarter and year to date ended September 7, 2002, respectively. See the Store Refranchisings and Closures section on page 22 for detail of our refranchising activities.

Wrench Litigation

Expense of $42 million for the year to date ended September 6, 2003 reflects the legal judgment against Taco Bell Corp. on June 4, 2003 in Wrench v. Taco Bell Corp. and related interest. The amount recorded as Wrench litigation for the quarter ended September 6, 2003 reflects the interest accrued for the passage of time during the quarter and an adjustment to previously recorded interest necessary as a result of an amended judgment on September 9, 2003. See Note 13 for a discussion of the Wrench litigation.

AmeriServe and Other Charges (Credits)

Income of $3 million was recorded as AmeriServe and other charges (credits) for the quarter ended September 6, 2003 and primarily includes the reversal of reserves associated with the settlement of certain wage and hour litigation. Income of $1 million was recorded as AmeriServe and other charges (credits) for the year to date ended September 6, 2003 and primarily includes recoveries related to the AmeriServe bankruptcy reorganization process and the reversal of reserves associated with the settlement of certain wage and hour litigation, partially offset by costs to defend certain wage and hour litigation and integration costs related to our acquisition of YGR. Amounts recorded as AmeriServe and other charges (credits) for the quarter and year to date ended September 7, 2002, primarily resulted from recoveries related to the AmeriServe bankruptcy reorganization process partially offset by costs to defend certain wage and hour litigation and integration costs related to the acquisition of YGR. See Note 8 for a discussion of AmeriServe and Other Charges (Credits), which was referred to as Unusual Items in 2002.

Worldwide Operating Profit

	Quarter			Year to date
	9/6/03	9/7/02	% B(W)	9/6/03	9/7/02	% B(W)
United States	$ 204	$ 205	-	$ 572	$ 563	2
International	114	90	26	297	249	19
Unallocated and corporate expenses	(38)	(43)	11	(107)	(119)	10
Unallocated other income (expense)	(1)	(1)	NM	(2)	(1)	NM
Refranchising net gain (loss)	(6)	3	NM	(13)	9	NM
Wrench litigation	(7)	-	NM	(42)	-	NM
AmeriServe and other (charges)
credits	3	4	NM	1	24	NM

Operating profit	$ 269	$ 258	4	$ 706	$ 725	(3)

U.S. and International operating profit are discussed in the respective sections.

Worldwide Interest Expense, Net

	Quarter			Year to date
	9/6/03	9/7/02	% B(W)	9/6/03	9/7/02	% B(W)
Interest expense	$ 43	$ 48	10	$ 131	$ 118	(11)
Interest income	(4)	(3)	54	(8)	(6)	55

Interest expense, net	$ 39	$ 45	14	$ 123	$ 112	(9)

Interest expense decreased $5 million or 10% in the quarter. The decrease was primarily due to a decrease in our average debt outstanding.

Interest expense increased $13 million or 11% year to date. Excluding the impact of the YGR acquisition, interest expense decreased $6 million due to a decrease in our average debt outstanding.

Worldwide Income Taxes

	Quarter		Year to date
	9/6/03	9/7/02	9/6/03	9/7/02
Income taxes	$ 66	$ 66	$ 179	$ 202
Effective tax rate	28.8%	31.2%	30.8%	33.0%

Income taxes and the effective tax rate as shown above reflect tax on all amounts included in our results of operations except for the income tax benefit of approximately $1 million on the $2 million cumulative effect adjustment recorded on December 29, 2002 due to the adoption of SFAS 143.

The decrease in our effective tax rate for the quarter was primarily due to a 310 basis point benefit of claiming credit against our current U.S. income tax liability for foreign taxes paid in certain prior years and the favorable impact of certain specific International tax strategies, the most significant of which will not impact tax rates beyond the current year. The decrease was partially offset by the lapping of favorable adjustments in 2002 related to prior years.

The decrease in our year to date effective tax rate was primarily due to a 360 basis point benefit of claiming credit against our current U.S. income tax liability for foreign taxes paid in certain prior years. The decrease was partially offset by the lapping of favorable adjustments in 2002 related to prior years.

In 2003, we recognized the benefit of claiming credit against our current U.S. income tax liability for foreign taxes paid in certain prior years upon our determination that it was more beneficial to claim credit for such taxes than to deduct such taxes. In future years, we anticipate continuing to claim credit for foreign taxes paid in those years, as we are doing in 2003. However, the prior year benefit recognized in 2003 is non-recurring.

U.S. Results of Operations

	Quarter				Year to date
	9/6/03	9/7/02	% B(W)		9/6/03	9/7/02	% B(W)
Company sales	$ 1,199	$ 1,183	1		$ 3,518	$ 3,262	8
Franchise and license fees	138	139	(1)		399	394	1

Revenues	$ 1,337	$ 1,322	1		$ 3,917	$ 3,656	7

Company restaurant profit	$ 178	$ 193	(8)		$ 510	$ 533	(4)

% of Company sales	14.8%	16.2%	(1.4)	ppts.	14.5%	16.3%	(1.8)	ppts.

Operating profit	$ 204	$ 205	-		$ 572	$ 563	2

U.S. Restaurant Unit Activity

	Company	Unconsolidated Affiliates(a)	Franchisees	Licensees	Total

Balance at December 28, 2002	5,193	4	13,663	2,266	21,126
New builds	80	2	167	156	405
Acquisitions	106	-	(108)	2	-
Refranchising	(26)	-	26	-	-
Closures	(107)	-	(248)	(243)	(598)
Other	-	-	1	-	1

Balance at September 6, 2003	5,246	6	13,501	2,181	20,934

% of Total	25%	-	65%	10%	100%
(a)	Includes 6 Yan Can units.

U.S. Revenues

Company sales increased $16 million or 1% in the quarter. The increase primarily resulted from new unit development, partially offset by store closures.

Franchise and license fees decreased $1 million or 1% in the quarter. The decrease was driven by store closures, partially offset by new unit development.

Company sales increased $256 million or 8% year to date. Excluding the favorable impact of the YGR acquisition, Company sales increased 1%. The increase primarily resulted from new unit development, partially offset by store closures.

Franchise and license fees increased $5 million or 1% year to date. Excluding the favorable impact of the YGR acquisition, franchise and license fees decreased 1%. The decrease was driven by store closures, partially offset by new unit development.

U.S. Same Store Sales

U.S. same store sales includes only company restaurants that have been open one year or more. U.S. blended same store sales include KFC, Pizza Hut, and Taco Bell company owned restaurants only. U.S. same store sales for Long John Silver’s and A&W restaurants are not included. U.S. franchise and systemwide same store sales growth are reported quarterly within the company’s earnings release and include only KFC, Pizza Hut and Taco Bell restaurants.

For the quarter, blended Company same store sales for KFC, Pizza Hut and Taco Bell were flat as an increase in average guest check was offset by a decrease in transactions. For the year to date, blended Company same store sales for KFC, Pizza Hut and Taco Bell were down 1% as a decrease in transactions was partially offset by an increase in average guest check. Following are the same store sales growth results by brand for the quarter and year to date ended September 6, 2003:

	Quarter ended 9/6/03
	Same Store Sales	Transactions	Average Guest Check
KFC	(5)%	(6)%	1%
Pizza Hut	3%	(2)%	5%
Taco Bell	2%	1%	1%

	Year to date ended 9/6/03
	Same Store Sales	Transactions	Average Guest Check
KFC	(3)%	(5)%	2%
Pizza Hut	(1)%	(4)%	3%
Taco Bell	2%	-	2%

U.S. Company Restaurant Margin

	Quarter				Year to date
	9/6/03	9/7/02	% B(W)		9/6/03	9/7/02	% B(W)
Company sales	100.0%	100.0%			100.0%	100.0%
Food and paper	28.7	28.0	(0.7)	ppts.	28.7	28.1	(0.6)	ppts.
Payroll and employee benefits	30.6	30.5	(0.1)	ppts.	31.1	30.8	(0.3)	ppts.
Occupancy and other operating
expenses	25.9	25.3	(0.6)	ppts.	25.7	24.8	(0.9)	ppts.

Company restaurant margin	14.8%	16.2%	(1.4)	ppts.	14.5%	16.3%	(1.8)	ppts.

Restaurant margin as a percentage of sales decreased approximately 140 basis points in the quarter. The decrease was primarily driven by higher commodity costs (principally cheese and meat) and occupancy expenses, primarily utilities and rent.

Restaurant margin as a percentage of sales decreased approximately 180 basis points year to date. The decrease was in part due to the unfavorable impact of approximately 10 basis points from the acquisition of YGR. The remaining decrease was primarily driven by increased occupancy expenses, primarily utilities and rent, the unfavorable impact of discounting and product mix on food and paper costs and higher labor costs, primarily driven by low single-digit percentage increases in wage rates.

U.S. Operating Profit

Operating profit decreased $1 million for the quarter. Decreases were driven by lower margins as a result of higher commodity costs and occupancy expenses, offset by lower store closure and impairment charges and decreased franchise and license and general and administrative expenses.

Operating profit increased $9 million or 2% year to date. Excluding the favorable impact of the YGR acquisition, operating profit decreased 1%. The decrease was driven by lower margins as a result of increased occupancy expenses, the unfavorable impact of discounting and product mix shift on food and paper costs and higher labor costs, primarily driven by wage rates. The decrease was partially offset by lower store closure and impairment charges and decreased franchise and license and general and administrative expenses.

International Results of Operations

	Quarter				Year to date
	9/6/03	9/7/02	% B(W)		9/6/03	9/7/02	% B(W)
Company sales	$ 566	$ 522	8		$ 1,567	$ 1,440	9
Franchise and license fees	86	71	20		243	200	21

Revenues	$ 652	$ 593	10		$ 1,810	$ 1,640	10

Company restaurant profit	$ 89	$ 88	2		$ 238	$ 233	3

% of Company sales	15.9%	16.9%	(1.0)	ppts.	15.2%	16.2%	(1.0)	ppts.

Operating profit	$ 114	$ 90	26		$ 297	$ 249	19

International Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total

Balance at December 28, 2002	2,333	2,144	7,061	260	11,798
New builds	183	88	345	10	626
Acquisitions	7	(4)	(3)	-	-
Refranchising	(50)	-	50	-	-
Closures	(52)	(40)	(211)	(10)	(313)
Other	-	-	(6)	-	(6)

Balance at September 6, 2003	2,421	2,188	7,236	260	12,105

% of Total	20%	18%	60%	2%	100%

International Revenues

Company sales increased $44 million or 8% in the quarter, including a 3% favorable impact from foreign currency translation. The increase primarily resulted from new unit development, partially offset by same store sales declines and refranchising.

Franchise and license fees increased $15 million or 20% in the quarter, including a 8% favorable impact from foreign currency translation. The increase was primarily driven by new unit development and royalty rate increases, partially offset by store closures.

Company sales increased $127 million or 9% year to date, including a 4% favorable impact from foreign currency translation. The increase primarily resulted from new unit development, partially offset by refranchising and same store sales declines.

Franchise and license fees increased $43 million or 21% year to date, including a 7% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, franchise and license fees increased 13%. The increase was primarily driven by new unit development and royalty rate increases, partially offset by store closures.

International Company Restaurant Margin

	Quarter				Year to date
	9/6/03	9/7/02	% B(W)		9/6/03	9/7/02	% B(W)
Company sales	100.0%	100.0%			100.0%	100.0%
Food and paper	35.2	35.6	0.4	ppts.	35.6	36.2	0.6	ppts.
Payroll and employee benefits	18.9	18.4	(0.5	) ppts.	19.3	18.7	(0.6	) ppts.
Occupancy and other operating
expenses	30.0	29.1	(0.9	) ppts.	29.9	28.9	(1.0	) ppts.

Company restaurant margin	15.9%	16.9%	(1.0	) ppts.	15.2%	16.2%	(1.0	) ppts.

Restaurant margin as a percentage of sales decreased approximately 100 basis points in the quarter including a 20 basis points unfavorable impact from foreign currency translation. The remaining margin decrease was primarily driven by the impact of same store sales declines on margin and the addition, primarily in Mexico, of below average margin new units. This decrease was partially offset by the impact of supply chain savings initiatives on the cost of food and paper, principally in China, and the cessation of depreciation expense of approximately $3 million for the Puerto Rico business which is held for sale.

Restaurant margin as a percentage of sales decreased approximately 100 basis points year to date including a 20 basis points unfavorable impact from foreign currency translation. The remaining margin decrease was primarily driven by the impact of same store sales declines on margin. The decrease was partially offset by the impact of supply chain savings initiatives on the cost of food and paper, principally in China, and the cessation of depreciation expense of approximately $9 million for the Puerto Rico business which is held for sale.

The impact from foreign currency translation on margin as a percentage of sales is a result of the portfolio of markets effect. International margins in total are impacted unfavorably when currencies strengthen in markets with below average margins.

International Operating Profit

Operating profit increased $24 million or 26% in the quarter, including a 7% favorable impact from foreign currency translation. The remaining increase was driven by new unit development and lower store closure and impairment charges, partially offset by the impact of same store sales declines on margins.

Operating profit increased $48 million or 19% year to date, including a 6% favorable impact from foreign currency translation. The remaining increase was driven by new unit development, lower store closure and impairment charges and the impact of supply chain savings initiatives on the cost of food and paper. The increase was partially offset by the impact of same store sales declines on margins and higher general and administrative expenses.

Consolidated Cash Flows

Net cash provided by operating activities was $769 million compared to $835 million in 2002. This decrease was primarily driven by lower AmeriServe collections compared to 2002 and timing of interest payments.

Net cash used in investing activities was $336 million versus $650 million in 2002. The change is primarily due to lapping the $275 million cash paid for the YGR acquisition in 2002 and lower capital spending, partially offset by lower refranchising proceeds compared to 2002.

Net cash used in financing activities was $269 million versus $112 million in 2002. The change is primarily due to higher net debt repayments and lower proceeds from stock option exercises offset by lower stock repurchases compared to 2002.

Financing Activities

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

At September 6, 2003, our unused Credit Facility totaled $951 million, net of outstanding letters of credit of $249 million. There were no borrowings outstanding under the Credit facility at the end of the quarter. The interest rate for borrowings under the Credit Facility ranges from 1.0% to 2.0% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.65% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

In connection with our acquisition of YGR, we assumed approximately $168 million in present value of future rent obligations related to three existing sale-leaseback agreements entered into by YGR involving approximately 350 LJS units. As a result of liens held by the buyer/lessor on certain personal property within the units, the sale-leaseback agreements were accounted for as financings upon acquisition. During the quarter ended September 6, 2003, we amended two of these sale-leaseback agreements to remove the liens on the personal property within the units. As the two amended agreements now qualify for sale-leaseback accounting, they will be accounted for as operating leases. Accordingly, the future rent obligations associated with the two amended agreements, previously recorded as long-term debt of $88 million, are no longer reflected on our Condensed Consolidated Balance Sheet as of September 6, 2003. There was no gain or loss recorded as a result of this transaction. We anticipate restaurant margin will decrease by approximately $3 million for the quarter ended December 27, 2003 versus the same period in 2002 as a result of the two amended agreements now being accounted for as operating leases. Similarly, restaurant margin will decrease by approximately $7 million on a full year basis in 2004 versus 2003. The decreases in restaurant margin will largely be offset by decreases in interest expense.

We use derivative financial instruments, including interest rate swaps, to lower interest expense and manage our exposure to interest rate risk. See our market risk disclosure for further discussion of our interest rate risk.

Consolidated Financial Condition

Assets increased $255 million or 5% to $5.7 billion from December 28, 2002 to September 6, 2003, primarily due to an increase in cash in anticipation of the $130 million pension plan contribution made subsequent to September 6, 2003 and a net increase in Property, plant and equipment driven by capital expenditures and restaurant acquisitions in excess of depreciation and asset dispositions. Accounts receivable, net increased primarily as the result of an increase in the receivables of consolidated advertising cooperatives which was offset by an increase in advertising cooperative payables and a decrease in advertising cooperative cash (included in Other assets). The decrease in the allowance for doubtful accounts from $42 million to $32 million was primarily the result of the write-off of receivables previously fully reserved and the transfer of certain allowance amounts, along with the related receivables, to long term notes.

Liabilities decreased $154 million or 3% to $4.7 billion from December 28, 2002 to September 6, 2003 primarily due to the repayment of amounts under our Credit Facility, decreased Short-term borrowings and the long-term debt reduction related to the amendment of certain sale-leaseback agreements (see Note 9). These decreases in liabilities were partially offset by an increase in income taxes payable due to the excess of the current year provision over tax payments made, an increase in accounts payable and other current liabilities primarily due to the accrual of $42 million related to the Wrench litigation and an increase in other liabilities and deferred credits primarily due to increased pension liabilities.

Liquidity

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our Company stores and from our franchise operations. Franchise operations require us to make a limited investment in operating assets. Typically, our cash flows also include a significant amount of discretionary capital spending. Though a decline in revenues could adversely impact our cash flows from operations, we believe our operating cash flows and ability to adjust discretionary capital spending and borrow funds will allow us to meet our cash requirements for the remainder of 2003 and beyond. We estimate that capital spending will be approximately $750 million for fiscal year 2003 and in the range of $750 million to $850 million for fiscal year 2004. Additionally, we estimate after-tax refranchising proceeds will be approximately $50 million for fiscal year 2003 and in the range of $50 million to $100 million for fiscal year 2004.

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

At September 6, 2003 and December 28, 2002, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $3 million and $6 million in annual income before taxes. The estimated reductions assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at September 6, 2003 and December 28, 2002 would decrease approximately $7 million and $8 million, respectively. The fair value of our Senior Unsecured Notes at September 6, 2003 and December 28, 2002 would decrease approximately $88 million and $93 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International operating profit constitutes approximately 34% of our year to date 2003 operating profit, excluding unallocated and corporate expenses. In addition, the Company’s foreign currency net asset exposure (defined as foreign currency denominated assets less foreign currency denominated liabilities) totaled approximately $1.2 billion as of September 6, 2003. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific, the Americas and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows. For the year to date period ended September 6, 2003, operating profit would have decreased approximately $31 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts outstanding at September 6, 2003 and December 28, 2002 were not significant to the Financial Statements.

Item 4. Disclosure Controls

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by the report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

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

Industry risks and uncertainties include, but are not limited to, global and local business, economic and political conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; volatility of commodity costs; increases in minimum wage and other operating costs; availability and cost of land and construction; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets and changes in currency exchange and interest rates; any adverse economic or operational repercussions from terrorist activities and any governmental response thereto; the impact that Severe Acute Respiratory Syndrome (“SARS”) may have on our business and economy of the countries in which we operate; and war or risk of war.

Independent Accountants' Review Report

The Board of Directors
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of September 6, 2003 and the related condensed consolidated statements of income for the twelve and thirty-six weeks ended September 6, 2003 and September 7, 2002 and the related condensed consolidated statements of cash flows for the thirty-six weeks ended September 6, 2003 and September 7, 2002. These condensed consolidated financial statements are the responsibility of YUM’s management.

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
October 6, 2003

PART II - Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Index

EXHIBITS

Exhibit 4.03	Agreement of Substitution and Amendment of Common Share Rights Agreement, dated as of August 28, 2003, by and between Yum! Brands, Inc. (fka Tricon Global Restaurants, Inc.) and American Stock Transfer & Trust Company.

Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants' Acknowledgment).

Exhibit 31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K dated July 15, 2003, attaching our earnings release for the second quarter ended June 14, 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC. (Registrant)

Date: October 16, 2003	/s/ Brent A. Woodford Vice President and Controller (Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, David C. Novak, certify that:

1.	I have reviewed this report on Form 10-Q of YUM! Brands, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: October 16, 2003	/s/ David C. Novak Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, David J. Deno, certify that:

1.	I have reviewed this report on Form 10-Q of YUM! Brands, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: October 16, 2003	/s/ David J. Deno Chief Financial Officer

Exhibit 4.03

AGREEMENT OF SUBSTITUTION AND AMENDMENT OF
COMMON SHARES RIGHTS AGREEMENT

     This Agreement of Substitution and Amendment is entered into as of August 28, 2003, by and between YUM! Brands, Inc. (fka Tricon Global Restaurants, Inc.), a North Carolina corporation (the “Company”) and American Stock Transfer & Trust Company, a New York banking corporation (“AST”).

RECITALS

A.	On or about July 21, 1998, the Company entered into a Common Shares Rights Agreements (the “Rights”)with BANKBOSTON, N.A.(the “Predecessor Agent”) as rights agent.

B.	The Company wishes to remove the Predecessor Agent and substitute AST as rights agent pursuant to Section 21 of the Rights Agreement.

C.	The Company has given the Predecessor Agent notice of removal of the Predecessor Agent as rights agent.

AGREEMENT

     NOW THEREFORE, in consideration of the foregoing and of other consideration, the sufficiency of which is hereby acknowledged, the parties agree as follows:

1.

Section 21 of the Rights Agreement is hereby amended to provide that any successor rights agent shall, at the time of its appointment as rights agent, have a combined capital and surplus of at least $10 million, rather than $50 million.

2.

The Company hereby appoints AST as rights agent pursuant to Section 21 of the Rights Agreement, to serve in that capacity for the consideration and subject to all of the terms and conditions of the Rights Agreement.

3.

AST hereby accepts the appointment as rights agent pursuant to Section 21 of the Rights Agreement and agrees to serve in that capacity for the consideration and subject to all of the terms and conditions of the Rights Agreement.

4.	From and after the effective date hereof, each and every reference in the Rights Agreement to a “Rights Agent” shall be deemed to be a reference to AST.

5.	Section 26 of the Rights Agreement is amended to provide that notices or demands shall be addressed as follows (until another address is filed):

If to the Company:	Yum! Brands, Inc.
1441 Gardiner Lane
Louisville, KY 40213
Attention: Corporate Secretary

With a copy to:	General Counsel

If to AST:	American Stock Transfer & Trust Company
59 Maiden Lane
New York, NY 10038
Attention: Corporate Trust Department

6.	Except as expressly modified herein, the Rights Agreement shall remain in full force and effect.

7.	This Agreement of Substitution and Amendment may be executed in one or more counterparts, each of which shall together constitute one and the same document.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the date indicated above.

YUM! BRANDS, INC.

/s/ Matthew M. Preston Vice President, Associate General Counsel and Assistant Secretary

AMERICAN STOCK TRANSFER & TRUST COMPANY

/s/ Herbert J. Lemmer Vice President

EXHIBIT 15

Accountants’ Acknowledgment

The Board of Directors
YUM! Brands, Inc.:

We hereby acknowledge our awareness of the use of our report dated October 6, 2003 included within the Quarterly Report on Form 10-Q of YUM! Brands, Inc. for the twelve and thirty-six weeks ended September 6, 2003, and incorporated by reference in the following Registration Statements:

Description	Registration Statement Number

Forms S-3 and S-3/A

YUM! Direct Stock Purchase Program	333-46242
$2,000,000,000 Debt Securities	333-42969

Form S-8s
YUM! Restaurants Puerto Rico, Inc. Save-Up Plan	333-85069
Restaurant Deferred Compensation Plan	333-36877, 333-32050
Executive Income Deferral Program	333-36955
YUM! Long-Term Incentive Plan	333-36895, 333-85073, 333-32046, 333-109299
SharePower Stock Option Plan	333-36961
YUM! Brands 401(k) Plan	333-36893, 333-32048, 333-109300
YUM! Brands, Inc. Restaurant General Manager
Stock Option Plan	333-64547
YUM! Brands, Inc. Long Term Incentive Plan	333-32052

Pursuant to Rule 436(c) of the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

KPMG LLP
Louisville, Kentucky
October 16, 2003

Exhibit 32.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended September 6, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 16, 2003	/s/ David C. Novak Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended September 6, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David J. Deno, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 16, 2003	/s/ David J. Deno Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.