Form 10-K
period 2003-12-27
YUM BRANDS INC
filed 2004-03-05
CIK 1041061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for the fiscal year ended December 27, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [__]

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 14, 2003 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was $8,295,455,296.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   X   No

     The number of shares outstanding of the registrant’s Common Stock as of February 26, 2004 was 291,083,737 shares.

Documents Incorporated by Reference

     Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 20, 2004 are incorporated by reference into Part III.

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

This Form 10-K should be read in conjunction with the Cautionary Statements on page 40.

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

(b)	Financial Information about Operating Segments

YUM consists of five operating segments: KFC, Pizza Hut, Taco Bell, LJS/A&W and YUM Restaurants International (“YRI” or “International”). For financial reporting purposes, management considers the four U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment. Operating segment information for the years ended December 27, 2003, December 28, 2002 and December 29, 2001 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 17 through 40 and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 41 through 81.

(c)	Narrative Description of Business

General

YUM is the world’s largest quick service restaurant (“QSR”) company based on number of system units, with over 33,000 units in more than 100 countries and territories. The YUM organization is currently made up of six operating companies organized around the five restaurant concepts of KFC, Pizza Hut, Taco Bell, LJS and A&W (the “Concepts”). The six operating companies are KFC, Pizza Hut, Taco Bell, LJS, A&W and YRI.

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

The franchise program of the Company is designed to assure consistency and quality, and the Company is selective in granting franchises. Under the standard franchise agreement, franchisees supply capital - initially by paying a franchise fee to YUM, purchasing or leasing the land, building and equipment and purchasing, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business. Franchisees then contribute to the Company’s revenues through the payment of royalties based on a percentage of sales.

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

At year-end 2003, there were 2,345 multibranded units in the worldwide system. These units were comprised of 2,282 units offering food products from two of the Concepts (a “2n1”), 51 units offering food products from three of the Concepts (a “3n1”) and 12 units offering food products from one of the Concepts and either Pasta Bravo, a concept currently in development by the Company, or a restaurant concept not owned by or affiliated with YUM.

Restaurant Operations

Through its Concepts, YUM develops, operates, franchises and licenses a worldwide system of both traditional and non-traditional QSR restaurants. Traditional units feature dine-in, carryout and, in some instances, drive-thru or delivery services. Non-traditional units, which are typically licensed outlets, include express units and kiosks which have a more limited menu and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient.

The Company’s restaurant management structure varies by concept and unit size. Generally, each Company restaurant is led by a restaurant general manager (“RGM”), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant. In the U.S., the average restaurant has 25 to 30 employees, while Internationally this figure can be significantly higher depending on the location and sales volume of the restaurant. Most of the employees work on a part-time basis. The Company’s six operating companies each issue detailed manuals covering all aspects of their respective operations, including food handling and product preparation procedures, safety and quality issues, equipment maintenance, facility standards and accounting control procedures. The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. CHAMPS - which stands for Cleanliness, Hospitality, Accuracy, Maintenance, Product Quality and Speed of Service - is our core systemwide program for training, measuring and rewarding employee performance against key customer measures. CHAMPS is intended to align the operating processes of our entire system around one set of standards. RGMs’ efforts, including CHAMPS performance measures, are monitored by Area Managers or Market Coaches. Market Coaches typically work with approximately six to twelve restaurants. The Company’s restaurants are visited from time to time by various senior operators to help ensure adherence to system standards and mentor restaurant team members.

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

Following is a brief description of each operating company:

KFC

  KFC was founded in Corbin, Kentucky by Colonel Harland D. Sanders, an early developer of the quick service food business and a pioneer of the restaurant franchise concept. The Colonel perfected his secret blend of 11 herbs and spices for Kentucky Fried Chicken in 1939 and signed up his first franchisee in 1952. KFC is based in Louisville, Kentucky.
  As of year-end 2003, KFC was the leader in the U.S. chicken QSR segment among companies featuring chicken as their primary product offering, with a 47 percent market share in that segment which is nearly four times that of its closest national competitor.
  KFC operates in 89 countries and territories throughout the world. As of year-end 2003, KFC had 5,524 units in the U.S., and 7,354 units outside the U.S. Approximately 23 percent of both the U.S. and non-U.S. units are operated by the Company.
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
  As of year-end 2003, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 15 percent market share in that segment.
  Pizza Hut operates in 87 countries and territories throughout the world. As of year-end 2003, Pizza Hut had 7,523 units in the U.S., and 4,560 units outside of the U.S. Approximately 24 percent of the U.S. units and 22 percent of the non-U.S. units are operated by the Company.

  Pizza Hut features a variety of pizzas, which may include Pan Pizza, Thin 'n Crispy, Hand Tossed, Sicilian, Stuffed Crust, Twisted Crust, The Big New Yorker, The Insider, The Chicago Dish and 4forALL. Each of these pizzas is offered with a variety of different toppings. In some restaurants, Pizza Hut also offers breadsticks, pasta, salads and sandwiches. The distinctive Pizza Hut image typically features a bright red roof.

Taco Bell

  The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold. Taco Bell is based in Irvine, California.
  As of year-end 2003, Taco Bell was the leader in the U.S. Mexican QSR segment, with a 65 percent market share in that segment.
  Taco Bell operates in 13 countries and territories throughout the world. As of year-end 2003, there were 5,989 Taco Bell units in the U.S., and 249 units outside of the U.S. Approximately 21 percent of the U.S. units and 22 percent of the non-U.S. units are operated by the Company.
  Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, gorditas, chalupas, quesadillas, salads, nachos and other related items. Additionally, proprietary entrée items include Grilled Stuft Burritos and Border Bowls. Taco Bell units feature a distinctive bell logo on their signage.

LJS

  The first LJS restaurant opened in 1969 and the first LJS franchise unit opened later the same year. LJS is based in Louisville, Kentucky.
  As of year-end 2003, LJS was the leader in the U.S. seafood QSR segment, with a 35 percent market share in that segment.
  LJS operates in 4 countries and territories throughout the world. As of year-end 2003, there were 1,204 LJS units in the U.S., and 31 units outside the U.S. Approximately 58 percent of the U.S. units are operated by the Company. All non-U.S. units are operated by franchisees or licensees.
  LJS features a variety of seafood items, including meals featuring batter-dipped fish, chicken, shrimp and hushpuppies. LJS units typically feature a distinctive seaside/nautical theme.

A&W

  A&W was founded in Lodi, California by Roy Allen in 1919 and the first A&W franchise unit opened in 1925. A&W is based in Louisville, Kentucky.
  A&W operates in 14 countries and territories throughout the world. As of year-end 2003, there were 576 A&W units in the U.S., and 183 units outside the U.S. Approximately 14 percent of the U.S. units are operated by the Company. All non-U.S. units are operated by franchisees or licensees.
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

As of year-end 2003, YRI had 12,377 units. Approximately 22 percent of these units are operated by the Company. In 2003, YRI accounted for 33 percent of the Company’s revenues.

Operating Structure

In all five of its Concepts, the Company either operates units or they are operated by independent franchisees or licensees. Franchisees can range in size from individuals owning just a few units to large publicly traded companies. In addition, the Company owns non-controlling interests in Unconsolidated Affiliates who operate similar to franchisees. As of year-end 2003, approximately 24 percent of YUM’s worldwide units were operated by the Company, approximately 65 percent by franchisees, approximately 7 percent by licensees and approximately 4 percent by Unconsolidated Affiliates.

Supply and Distribution

The Company is a substantial purchaser of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include chicken products, cheese, beef and pork products, paper and packaging materials, flour, produce, certain beverages, seafood, cooking oils, pinto beans, seasonings and tomato products.

The Company, along with the representatives of the Company’s KFC, Pizza Hut, Taco Bell, LJS and A&W franchisee groups, are members in the Unified FoodService Purchasing Co-op, LLC (the “Unified Co-op”) which was created for the purpose of purchasing certain restaurant products and equipment in the U.S. The core mission of the Unified Co-op is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment. This arrangement combines the purchasing power of the Company and franchisee restaurants in the U.S. which the Company believes will further leverage the system’s scale to drive cost savings and effectiveness in the purchasing function. The Company also believes that the Unified Co-op has resulted, and should continue to result, in closer alignment of interests and a stronger relationship with its franchisee community.

The Company is committed to conducting its business in an ethical, legal and socially responsible manner. To encourage compliance with all legal requirements and ethical business practices, YUM has a supplier code of conduct for all U.S. suppliers to our business. To ensure the wholesomeness of food products, suppliers are required to meet or exceed strict quality control standards. Long-term contracts and long-term vendor relationships are used to ensure availability of products. The Company has not experienced any significant continuous shortages of supplies, and alternative sources for most of these products are generally available. Prices paid for these supplies are subject to fluctuation. When prices increase, the Company may be able to pass on such increases to its customers, although there is no assurance this can be done in the future.

Most food products, paper and packaging supplies, and equipment used in the operation of the Company’s restaurants are distributed to individual restaurant units by third party distribution companies. Since November 30, 2000, McLane Company, Inc. (“McLane”) has been the exclusive distributor for Company-operated KFCs, Pizza Huts and Taco Bells in the U.S. and for a substantial number of franchisee and licensee stores. McLane became the distributor when it assumed all supply and distribution responsibilities under an existing agreement between AmeriServe Food Distribution, Inc. (“AmeriServe”) and the Company (the “AmeriServe Agreement”). McLane assumed the AmeriServe Agreement, as amended, as well as distribution agreements covering a substantial portion of the Pizza Hut and Taco Bell franchise system, and, to a lesser extent, the KFC franchise system simultaneously with its acquisition of the AmeriServe business. The AmeriServe business was acquired by McLane after AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code and a plan of reorganization for AmeriServe (the “POR”) was approved by the U.S. Bankruptcy Court on November 28, 2000. A discussion of the impact of the AmeriServe bankruptcy reorganization process on the Company is contained in Note 7 to the Consolidated Financial Statements on page 57.

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

YRI and its franchisees use decentralized sourcing and distribution systems involving many different global, regional, and local suppliers and distributors. In certain countries, including China, YRI owns all or a portion of the distribution system.

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

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7, pages 17 through 40 and the Consolidated Statements of Cash Flows in Part II, Item 8, page 43.

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

Competition

The retail food industry, in which the Company competes, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including the QSR segment), and is intensely competitive with respect to food quality, price, service, convenience, location and concept. The industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power. Each of the Concepts compete with international, national and regional restaurant chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees. In 2003 the restaurant business in the United States consisted of about 870,000 restaurants representing approximately $420 billion in annual sales. Our Concepts accounted for about 2% of those restaurants and about 4% of those sales. There is currently no way to reasonably estimate the size of the competitive market outside the U.S.

Research and Development (“R&D”)

The Company operates R&D facilities in Louisville, Kentucky; Dallas, Texas; and Irvine, California. The Company expensed $26 million in 2003 and $23 million in both 2002 and 2001 for R&D activities. From time to time, independent suppliers also conduct research and development activities for the benefit of the YUM system. No amounts were spent on customer-sponsored research activities during 2003, 2002 or 2001.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures. However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2003, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

A small portion of Pizza Hut’s and LJS’s net sales are attributable to the sale of beer and wine. A license is required in most cases for each site that sells alcoholic beverages (in most cases, on an annual basis) and licenses may be revoked or suspended for cause at any time. Regulations governing the sale of alcoholic beverages relate to many aspects of restaurant operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

The Company is also subject to federal and state laws governing such matters as employment and pay practices, overtime, tip credits and working conditions. The bulk of the Company’s employees are paid on an hourly basis at rates related to the federal and state minimum wages.

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

Employees

As of year-end 2003, the Company employed approximately 265,000 persons, approximately 73 percent of whom were part-time employees. Approximately 52 percent of the Company’s employees are employed in the U.S. The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors. Most Company employees are paid on an hourly basis. Some of the Company’s non-U.S. employees are subject to labor council relationships that vary due to the diverse cultures in which the Company operates. The Company considers its employee relations to be good.

(d)	Financial Information about U.S. and International Operations

Financial information about International and U.S. markets is incorporated herein by reference from Selected Financial Data in Part II, Item 6, page 16; Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 17 through 40; and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 41 through 81.

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

Item 2.     Properties.

As of year-end 2003, YUM Concepts owned over 1,600 units and leased over 3,400 units in the U.S.; and YRI owned over 300 units and leased over 2,400 units outside the U.S. Company restaurants in the U.S. which are not owned are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with short renewal options. The Company generally does not lease or sub-lease units that it owns or leases to franchisees. Pizza Hut leases its and YRI’s corporate headquarters and a research facility in Dallas, Texas. Taco Bell leases its corporate headquarters and research facility in Irvine, California. KFC owns its and LJS’s, A&W’s and YUM’s corporate headquarters and a research facility in Louisville, Kentucky. In addition, YUM leases office facilities for certain support groups in Louisville, Kentucky. The former LJS and A&W corporate headquarters and research facility in Lexington, Kentucky continues to be under lease, though efforts to transition the property out of the YUM system are ongoing. Additional information about the Company’s properties is included in the Consolidated Financial Statements and footnotes in Part II, Item 8, pages 41 through 81.

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

Like other retail employers, the Company has been faced in a few states with allegations of purported class-wide wage and hour violations.

On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. (“Bravo”), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleged violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and sought an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to “cure” the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. In April 2002, a jury trial to determine the damages of 93 of those claimants found that Taco Bell failed to pay for certain meal breaks and/or off-the-clock work for 86 of the 93 claimants.

However, the total amount of hours awarded by the jury was substantially less than that sought by the claimants. In July and September 2002, the court ruled on several post-trial motions, including fixing the total number of potential claimants at 1,031 (including the 93 claimants for which damages had already been determined) and holding that claimants who prevail are entitled to prejudgment interest and penalty wages. The second damages trial for the remaining 938 claimants began on July 7, 2003. Before the trial concluded, the parties reached an agreement to settle this matter in full. The court granted final approval of the settlement on December 23, 2003 and final judgment of dismissal was entered on December 26, 2003. Payments to class counsel and eligible claimants were made in the first quarter of 2004. We have previously provided for the costs of this settlement as AmeriServe and other charges (credits).

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

In view of the jury verdict and subsequent District Court ruling, we recorded a charge of $42 million in 2003. We continue to believe that the Wrench plaintiffs’ claims are without merit and have appealed the verdict to the Sixth Circuit Court of Appeals. Post-judgment interest will continue to accrue during the appeal process.

On July 9, 2003 we filed suit against Taco Bell’s former advertising agency in the United States District Court for the Central District of California seeking reimbursement for any final award that may be ultimately affirmed by the appeals courts and costs that we have incurred in defending this matter. We are also seeking reimbursement from our insurance carriers.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

The executive officers of the Company as of February 26, 2004, and their ages and current positions as of that date are as follows:

Name	Age	Position

David C. Novak	51	Chairman of the Board, Chief Executive Officer and President

David J. Deno	46	Chief Financial Officer

Aylwin B. Lewis	49	President, Chief Multibranding and Operating Officer

Christian L. Campbell	53	Senior Vice President, General Counsel, Secretary and Chief Franchise Policy Officer

Jonathan D. Blum	45	Senior Vice President - Public Affairs

Charles E. Rawley, III	53	Chief Development Officer

Anne P. Byerlein	45	Chief People Officer

Gregory N. Moore	54	Senior Vice President and Controller

Peter A. Bassi	54	President, YUM! Restaurants International

Gregg R. Dedrick	44	President and Chief Concept Officer, KFC

Peter R. Hearl	52	President and Chief Concept Officer, Pizza Hut

Emil J. Brolick	56	President and Chief Concept Officer, Taco Bell

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

Aylwin B. Lewis is President, Chief Multibranding and Operating Officer for YUM. He was appointed to this title in January 2003. From December 1999 to January 2003, Mr. Lewis served as YUM’s Chief Operating Officer. From July 1997 to December 1999, he served as Chief Operating Officer of Pizza Hut. Mr. Lewis previously served as Senior Vice President, Operations for Pizza Hut, a position he assumed in 1996. He served in various positions at KFC, including Senior Director of Franchising and Vice President of Restaurant Support Services, becoming Division Vice President, Operations for KFC in 1993, and Senior Vice President, New Concepts for KFC in 1995. Mr. Lewis joined KFC in 1991 as a Regional General Manager. Mr. Lewis is also a director of the Halliburton Company and the Walt Disney Company.

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

Jonathan D. Blum is Senior Vice President - Public Affairs for YUM. He has served in this position since July 1997. Mr. Blum previously served as Vice President of Public Affairs for Taco Bell, a position that he held since joining Taco Bell in 1993.

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

Anne P. Byerlein is Chief People Officer of YUM. She has served in this position since December 2002. From October 1997 to December 2002, she was Vice President of Human Resources of YUM. From October 2000 to December 2002, she also served as KFC’s Chief People Officer. Ms. Byerlein has also served as Vice President of Corporate Human Resources of PepsiCo. From 1988 to 1996, Ms. Byerlein served in a variety of human resources positions within the restaurant divisions of PepsiCo.

Gregory N. Moore is Senior Vice President and Controller of YUM. He has served in this position since September 2003. Prior to that, he was Vice President, Audit and General Auditor of YUM from October 1997 to September 2003. He was Vice President and Controller at Taco Bell from May 1989 to October 1997 and Assistant Corporate Controller at Taco Bell from February 1986 to May 1989. He held management positions in PepsiCola International from May 1983 to February 1986.

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

Gregg R. Dedrick is President and Chief Concept Officer of KFC. He has served in this position since September 2003. From January 2002 to September 2003 Mr. Dedrick acted as a Strategic Advisor to YUM while serving as Chief Administrative Officer of his church, which is one of the ten largest churches in the United States. From July 1997 to January 2002, he served as Chief People Officer of Yum. Mr. Dedrick also served as Senior Vice President, Human Resources for Pizza Hut and KFC, a position he assumed in 1996. He served as Senior Vice President, Human Resources of KFC in 1995 and Vice President, Human Resources of Pizza Hut in 1994. Mr. Dedrick joined the Pepsi-Cola Company in 1981 and held various positions from 1981 to 1994.

Peter R. Hearl is President and Chief Concept Officer of Pizza Hut. Prior to this position, he was Chief People Officer and Executive Vice President of YUM, a position he held from January 2002 until November 2002. From December 1998 to January 2002, he served as Executive Vice President of YRI. Prior to that, he was Region Vice President for YRI in Asia Pacific, a position he assumed in October 1997. From March 1996 to September 1997, Mr. Hearl was Regional Vice President for YRI with responsibility for Australia, New Zealand and South Africa. Prior to that, he was Regional Vice President for KFC with responsibility for the United Kingdom, Ireland and South Africa, a position he assumed in January 1995. From September 1993 to December 1994, Mr. Hearl was Regional Vice President for KFC Europe.

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

	2003		2002
Quarter	High	Low	High	Low
First	$ 25.75	$ 22.06	$ 29.96	$ 24.00
Second	28.54	23.40	32.80	28.89
Third	30.82	28.55	32.89	23.96
Fourth	35.13	29.40	31.39	21.31

As of February 26, 2004, there were approximately 101,000 registered holders of record of the Company’s common stock.

The Company has not paid dividends on its common stock in the past.

The Company had no sales of unregistered securities during 2003, 2002 or 2001.

Item 6.     Selected Financial Data.
Selected Financial Data
YUM! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

	Fiscal Year
	2003	2002	2001	2000	1999
Summary of Operations
Revenues
Company sales(a)	$ 7,441	$ 6,891	$ 6,138	$ 6,305	$ 7,099
Franchise and license fees	939	866	815	788	723

Total	8,380	7,757	6,953	7,093	7,822

Facility actions(b)	(36)	(32)	(1)	176	381
Wrench litigation(c)	(42)	-	-	-	-
AmeriServe and other (charges) credits(d)	26	27	3	(204)	(51)

Operating profit	1,059	1,030	891	860	1,240
Interest expense, net	173	172	158	176	202

Income before income taxes and cumulative effective of
accounting change	886	858	733	684	1,038

Income before cumulative effect of accounting change	618	583	492	413	627
Cumulative effect of accounting change, net of tax(e)	(1)	-	-	-	-

Net income	617	583	492	413	627
Basic earnings per common share(f)	2.10	1.97	1.68	1.41	2.05
Diluted earnings per common share(f)	2.02	1.88	1.62	1.39	1.96

Cash Flow Data
Provided by operating activities	$ 1,053	$ 1,088	$ 832	$ 491	$ 565
Capital spending, excluding acquisitions	663	760	636	572	470
Proceeds from refranchising of restaurants	92	81	111	381	916

Balance Sheet
Total assets	$ 5,620	$ 5,400	$ 4,425	$ 4,149	$ 3,961
Long-term debt	2,056	2,299	1,552	2,397	2,391
Total debt	2,066	2,445	2,248	2,487	2,508

Other Data
Number of stores at year end
Company	7,854	7,526	6,435	6,123	6,981
Unconsolidated Affiliates	1,512	2,148	2,000	1,844	1,178
Franchisees	21,471	20,724	19,263	19,287	18,414
Licensees	2,362	2,526	2,791	3,163	3,409

System	33,199	32,924	30,489	30,417	29,982
U.S. Company blended same store sales growth(g)	-	2%	1%	(2)%	4%
International system sales growth(h)
Reported	14%	8%	1%	6%	10%
Local currency(i)	7%	9%	8%	8%	8%
Shares outstanding at year end(f)	292	294	293	293	302
Market price per share at year end(f)	$ 33.64	$ 24.12	$ 24.62	$ 16.50	$ 18.97

Fiscal years 2003, 2002, 2001 and 1999 include 52 weeks and fiscal year 2000 includes 53 weeks. From May 7, 2002, fiscal year 2002 included Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”), which were added when we acquired Yorkshire Global Restaurants, Inc. Fiscal year 2002 includes the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142“). See Note 12 to the Consolidated Financial Statements for further discussion. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

(a)	The decline in Company sales through 2001 was largely the result of our refranchising initiatives.
(b)	See Note 7 to the Consolidated Financial Statements for a description of Facility actions in 2003, 2002 and 2001.
(c)	See Note 24 to the Consolidated Financial Statements for a description of Wrench litigation in 2003.
(d)	See Note 7 to the Consolidated Financial Statements for a description of AmeriServe and other charges (credits) in 2003, 2002 and 2001.
(e)	Fiscal year 2003 includes the impact of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). See Note 2 to the Consolidated Financial Statements for further discussion.
(f)	Per share and share amounts have been adjusted to reflect the two-for-one stock split distributed on June 17, 2002.
(g)	U.S. Company blended same-store sales growth includes the results of Company owned KFC, Pizza Hut and Taco Bell restaurants that have been open one year or more. LJS and A&W are not included.
(h)	International system sales growth includes the results of all international restaurants regardless of ownership, including Company owned, franchise, unconsolidated affiliate and license restaurants. Sales of franchise, unconsolidated affiliate and license restaurants generate franchise and license fees for the Company (typically at a rate of 4% to 6% of sales). Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales we present on the Consolidated Statements of Income; however, the fees are included in the Company’s revenues.
(i)	Local currency is prior to foreign currency conversion to U.S. dollars.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”)(collectively “the Concepts”) and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. LJS and A&W were added when YUM acquired Yorkshire Global Restaurants, Inc. (“YGR”) on May 7, 2002. With 12,377 international units, YUM is the second largest QSR company outside the U.S. YUM became an independent, publicly-owned company on October 6, 1997 (the “Spin-off Date”) via a tax-free distribution of our Common Stock (the “Distribution” or “Spin-off”) to the shareholders of our former parent, PepsiCo, Inc. (“PepsiCo”).

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

The retail food industry, in which the Company competes, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including the QSR segment), and is intensely competitive with respect to food quality, price, service, convenience, location and concept. The industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power. Each of the Concepts compete with international, national and regional restaurant chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.

The Company is focused on five long-term measures identified as essential to our growth and progress. These five measures and related key performance indicators are as follows:

  International expansion
  International system-sales growth (local currency)
  Number of new international restaurant openings
  Net international unit growth
  Multibrand innovation and expansion
  Number of multibrand restaurant locations
  Number of multibrand units added
  Number of franchise multibrand units added
  Portfolio of category-leading U.S. brands
  U.S. blended same-store sales growth
  U.S. system-sales growth
  Global franchise fees
  New restaurant openings by franchisees
  Franchise fee growth

  Strong cash generation and returns
  Cash generated from all sources
  Cash generated from all sources after capital spending
  Restaurant margins

Our progress against these measures is discussed throughout the Management’s Discussion and Analysis (“MD&A”).

All references to per share and share amounts in the following MD&A have been adjusted to reflect the two-for-one stock split distributed on June 17, 2002.

This MD&A should be read in conjunction with our Consolidated Financial Statements on pages 42 through 45 and the Cautionary Statements on page 40. All Note references herein refer to the Notes to the Consolidated Financial Statements on pages 46 through 81. Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.

Factors Affecting Comparability of 2003 Results to 2002 Results and 2002 Results to 2001 Results

YGR Acquisition

On May 7, 2002, the Company completed its acquisition of YGR, the parent company of LJS and A&W. See Note 4 for a discussion of the acquisition.

As of the date of the acquisition, YGR consisted of 742 and 496 company and franchise LJS units, respectively, and 127 and 742 company and franchise A&W units, respectively. In addition, 133 multibranded LJS/A&W restaurants were included in the LJS unit totals. Except as discussed in certain sections of the MD&A, the impact of the acquisition on our results of operations in 2003 and 2002 was not significant relative to the comparable prior year period.

Amendment of Sale-Leaseback Agreements

As discussed in Note 14, on August 15, 2003 we amended two sale-leaseback agreements assumed in our 2002 acquisition of YGR such that the agreements now qualify for sale-leaseback accounting. There was no gain or loss recorded as a result of this transaction; however, restaurant margins decreased by approximately $3 million for the year ended December 27, 2003 as a result of the two amended agreements being accounted for as operating leases subsequent to the amendment. The decrease in restaurant margin was largely offset by a similar decrease in interest expense.

Wrench Litigation

We recorded expense of $42 million in 2003. See Note 24 for a discussion of the Wrench litigation.

AmeriServe and Other Charges (Credits)

We recorded income of $26 million in 2003, $27 million in 2002 and $3 million in 2001. See Note 7 for a detailed discussion of AmeriServe and other charges (credits).

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where their expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and International markets. Such refranchisings reduce our reported Company sales and restaurant profits while increasing our franchise fees. Proceeds from refranchising increase the level of cash available to fund discretionary spending.

The following table summarizes our refranchising activities:

	2003	2002	2001
Number of units refranchised	228	174	233
Refranchising proceeds, pre-tax	$ 92	$ 81	$111
Refranchising net gains, pre-tax(a)	$ 4	$ 19	$ 39

(a)	2003 includes charges of approximately $16 million to write down the carrying value of our Puerto Rican business to reflect the then current estimates of its fair value. The charges were recorded as a refranchising loss. 2001 includes $12 million of previously deferred refranchising gains and a charge of $11 million to mark to market the net assets of our Singapore business, which was sold during 2002 at a price approximately equal to its carrying value.

In addition to our refranchising program, from time to time we close restaurants that are poor performing, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit (collectively “store closures”).

The following table summarizes Company store closure activities:

	2003	2002	2001
Number of units closed	287	224	270
Store closure costs	$ 6	$ 15	$ 17
Impairment charges for stores to be closed	$ 12	$ 9	$ 5

The impact on operating profit arising from our refranchising and Company store closures is the net of (a) the estimated reduction in restaurant profit, which reflects the decrease in Company sales, and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the respective previous year and were no longer operated by us as of the last day of the respective year. The amounts do not include results from new restaurants that we open in connection with a relocation of an existing unit or any incremental impact upon consolidation of two or more of our existing units into a single unit.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

2003
	U.S.	International	Worldwide
Decreased sales	$ (148)	$ (120)	$ (268)
Increased franchise fees	1	5	6

Decrease in total revenues	$ (147)	$ (115)	$ (262)

2002
	U.S.	International	Worldwide
Decreased sales	$ (214)	$ (90)	$ (304)
Increased franchise fees	4	4	8

Decrease in total revenues	$ (210)	$ (86)	$ (296)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	2003
	U.S.	International	Worldwide
Decreased restaurant profit	$ (18)	$ (15)	$ (33)
Increased franchise fees	1	5	6
Decreased general and administrative expenses	-	6	6

Decrease in operating profit	$ (17)	$ (4)	$ (21)

	2002
	U.S.	International	Worldwide
Decreased restaurant profit	$ (23)	$ (5)	$ (28)
Increased franchise fees	4	4	8
Decreased general and administrative expenses	1	2	3

(Decrease) increase in operating profit	$ (18)	$ 1	$ (17)

Impact of Recently Adopted Accounting Pronouncement

Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in its entirety. In accordance with the requirements of SFAS 142, we ceased amortization of goodwill and indefinite-lived intangibles as of December 30, 2001. The following table summarizes the favorable effect of SFAS 142 on restaurant profit, restaurant margin and operating profit had SFAS 142 been effective in 2001.

Year Ended December 29, 2001
	U.S.	International	Worldwide
Restaurant profit	$ 21	$ 11	$ 32

Restaurant margin (%)	0.5	0.6	0.5

Operating profit	$ 22	$ 16	$ 38

Additionally, if SFAS 142 had been effective in 2001, reported net income would have increased approximately $26 million and diluted earnings per common share (“EPS”) would have increased $0.09.

SFAS 142 requires that goodwill and indefinite-lived intangibles be evaluated for impairment on an annual basis or as impairment indicators exist. In accordance with this requirement, we recognized impairment of approximately $5 million in both 2003 and 2002.

Worldwide Results of Operations

	2003	% B(W) vs. 2002		2002	% B(W) vs. 2001
Revenues
Company sales	$ 7,441	8		$ 6,891	12
Franchise and license fees	939	9		866	6

Total revenues	$ 8,380	8		$ 7,757	12

Company restaurant margin	$ 1,104	-		$ 1,101	22

% of Company sales	14.8%	(1.2)	ppts.	16.0%	1.2	ppts.

Operating profit	1,059	3		1,030	16
Interest expense, net	173	(1)		172	(8)
Income tax provision	268	3		275	(15)

Income before cumulative effect of
accounting change	618	6		583	18

Cumulative effect of accounting change,
net of tax	(1)	NM		-	-

Net income	$ 617	6		$ 583	18

Diluted earnings per share(a)	$ 2.02	7		$ 1.88	16

(a)	See Note 6 for the number of shares used in this calculation. See Note 12 for a discussion of the pro-forma impact of SFAS 142 on EPS in 2001.

Worldwide Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total
Balance at Dec. 29, 2001	6,435	2,000	19,263	2,791	30,489
New Builds	585	165	748	146	1,644
Acquisitions(a)	905	41	1,164	(3)	2,107
Refranchising	(174)	(14)	188	-	-
Closures	(224)	(46)	(649)	(409)	(1,328)
Other	(1)	2	10	1	12

Balance at Dec. 28, 2002	7,526	2,148	20,724	2,526	32,924
New Builds	454	176	868	272	1,770
Acquisitions	389	(736)	345	2	-
Refranchising	(228)	(1)	227	2	-
Closures	(287)	(75)	(691)	(388)	(1,441)
Other	-	-	(2)	(52)	(54)

Balance at Dec. 27, 2003	7,854	1,512	21,471	2,362	33,199

% of Total	24%	4%	65%	7%	100%

(a)	Includes units that existed at the date of the acquisition of YGR on May 7, 2002.

Worldwide Multibrand Restaurants	Company	Franchise	Total
Balance at Dec. 28, 2002	888	1,087	1,975

Balance at Dec. 27, 2003	1,096	1,249	2,345

The franchise unit counts include both franchisee and unconsolidated affiliate multibrand units. Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count. Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count.

For 2003 and 2002, Company multibrand unit gross additions were 235 and 216, respectively. For 2003 and 2002, franchise multibrand unit gross additions were 194 and 166, respectively.

Worldwide System Sales Growth

System Sales Growth	2003	2002
Worldwide	7%	8%

System sales growth includes the results of all restaurants regardless of ownership, including company-owned, franchise, unconsolidated affiliate and license restaurants. Sales of franchise, unconsolidated affiliate and license restaurants generate franchise and license fees for the company (typically at a rate of 4% to 6% of sales). Franchise, unconsolidated affiliate and license restaurants sales are not included in company sales on the Consolidated Statements of Income; however, the fees are included in the Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, company and franchise same store sales as well as net unit development.

System sales increased 7% for 2003, after a 2% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, system sales increased 3%. The increase was driven by new unit development, partially offset by store closures.

System sales increased 8% in 2002. The impact from foreign currency translation was not significant. Excluding the favorable impact of the YGR acquisition, system sales increased 5%. The increase resulted from new unit development and same store sales growth, partially offset by store closures.

Worldwide Revenues

Company sales increased $550 million or 8% in 2003, after a 1% favorable impact from foreign currency translation. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, Company sales increased 4%. The increase was driven by new unit development, partially offset by store closures and refranchising.

Franchise and license fees increased $73 million or 9% in 2003, after a 3% favorable impact from foreign currency translation. Excluding the impact of foreign currency translation and the favorable impact of the YGR acquisition, franchise and license fees increased 5%. The increase was driven by new unit development, royalty rate increases and same store sales growth, partially offset by store closures.

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

Worldwide Company Restaurant Margin

	2003	2002	2001
Company sales	100.0%	100.0%	100.0%
Food and paper	30.9	30.6	31.1
Payroll and employee benefits	27.2	27.2	27.1
Occupancy and other operating expenses	27.1	26.2	27.0

Company restaurant margin	14.8%	16.0%	14.8%

Restaurant margin as a percentage of sales decreased approximately 120 basis points in 2003. U.S. restaurant margin decreased approximately 140 basis points and International restaurant margin decreased approximately 50 basis points.

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

The changes in U.S. and International restaurant margin for 2003 and 2002 are discussed in the respective sections.

Worldwide General and Administrative Expenses

General and administrative expenses increased $32 million or 3% in 2003, including a 1% unfavorable impact from foreign currency translation. Excluding the unfavorable impact from both foreign currency translation and the YGR acquisition, general and administrative expenses were flat year to date. Lower management incentive compensation costs were offset by increases in expenses associated with international restaurant expansion and pension expense.

General and administrative expenses increased $117 million or 15% in 2002. Excluding the unfavorable impact of the YGR acquisition, general and administrative expenses increased 10%. The increase was driven by higher compensation-related costs and higher corporate and project spending.

Worldwide Franchise and License Expenses

Franchise and license expenses decreased $21 million or 42% in 2003. The decrease was primarily attributable to lower allowances for doubtful franchise and license fee receivables, primarily at Taco Bell.

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

Worldwide Other (Income) Expense

	2003	2002	2001
Equity income from investments in unconsolidated affiliates	$ (39)	$ (29)	$ (26)
Foreign exchange net (gain) loss	(2)	(1)	3

Other (income) expense	$ (41)	$ (30)	$ (23)

The increase in other (income) expense in 2003 was primarily driven by the improved operating performance of our unconsolidated affiliates, particularly in China.

Worldwide Facility Actions

We recorded a net loss from facility actions of $36 million, $32 million and $1 million in 2003, 2002 and 2001, respectively. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 7 for a summary of the components of facility actions by reportable operating segment.

Worldwide Operating Profit

	2003	% B(W) vs. 2002	2002	% B(W) vs. 2001
United States	$ 812	1	$ 802	15
International	441	22	361	19
Unallocated and corporate expenses	(179)	-	(178)	(20)
Unallocated other income (expense)	(3)	NM	(1)	NM
Unallocated facility actions gain	4	NM	19	NM
Wrench litigation	(42)	NM	-	-
AmeriServe and other (charges) credits	26	NM	27	NM

Operating profit	$ 1,059	3	$ 1,030	16

The changes in U.S. and International operating profit for 2003 and 2002 are discussed in the respective sections.

Unallocated and corporate expenses increased $1 million in 2003 and $30 million or 20% in 2002. The 2002 increase was primarily driven by higher compensation-related costs and higher corporate and project spending.

Unallocated facility actions comprises refranchising gains (losses) which are not allocated to the U.S. or International segments for performance reporting purposes. See Note 7 for further discussion.

Worldwide Interest Expense, Net

	2003	2002	2001

Interest expense	$ 185	$ 180	$ 172
Interest income	(12)	(8)	(14)

Interest expense, net	$ 173	$ 172	$ 158

Interest expense increased $5 million or 3% in 2003. Excluding the impact of the YGR acquisition, interest expense decreased 6%. The decrease was primarily due to a decrease in our average debt outstanding.

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

Worldwide Income Taxes

	2003	2002	2001
Reported
Income taxes	$ 268	$ 275	$ 241
Effective tax rate	30.2%	32.1%	32.8%

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2003	2002	2001
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.8	2.0	2.1
Foreign and U.S. tax effects attributable to foreign operations	(3.6)	(2.8)	(0.7)
Adjustments to reserves and prior years	(1.7)	(1.8)	(1.8)
Foreign tax credit amended return benefit	(4.1)	-	-
Valuation allowance additions (reversals)	2.8	-	(1.7)
Other, net	-	(0.3)	(0.1)

Effective tax rate	30.2%	32.1%	32.8%

Income taxes and the effective tax rate as shown above reflect tax on all amounts included in our results of operations except for the income tax benefit of approximately $1 million on the $2 million cumulative effect adjustment recorded in the year ended December 27, 2003 due to the adoption of SFAS 143.

The 2003 effective tax rate decreased 1.9 percentage points to 30.2%. The decrease in the effective tax rate was primarily due to a 4.1 percentage point benefit of amending certain prior U.S. income tax returns to claim credit for foreign taxes paid in prior years. The returns were amended upon our determination that it was more beneficial to claim credit for such taxes than to deduct such taxes, as had been done when the returns were originally filed. In future years, we anticipate continuing to claim credit for foreign taxes paid in the then current year, as we have done in 2003 and 2002. However, the amended return benefit recognized in 2003 is non-recurring.

The decrease in the 2003 effective tax rate was partially offset by the recognition of valuation allowances for certain deferred tax assets whose realization is no longer considered more likely than not. The valuation allowances recognized primarily related to deferred tax assets in Mexico and Thailand. See Note 22 for a discussion of valuation allowances.

The 2002 effective tax rate decreased 0.7 percentage points to 32.1%. The decrease in the effective tax rate was primarily due to our claiming credit against our current and future U.S. income tax liability for foreign taxes paid in 2002, as opposed to deducting such taxes on our U.S. income tax returns as was done in 2001. This decrease was partially offset by the impact of lapping valuation allowance reversals recorded in 2001.

In 2003 and 2002, the effective tax rate attributable to foreign operations was lower than the U.S. federal statutory rate primarily due to the benefit of claiming credit against our current and future U.S. income tax liability for foreign taxes paid.

Adjustments to reserves and prior years include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. Adjustments to reserves and prior years also includes changes in tax reserves established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events that we believe may impact our exposure.

U.S. Results of Operations

	2003	% B(W) vs. 2002		2002	% B(W) vs. 2001
Revenues
Company sales	$ 5,081	6		$ 4,778	11
Franchise and license fees	574	1		569	5

Total revenues	$ 5,655	6		$ 5,347	11

Company restaurant margin	$ 739	(3)		$ 764	18

% of Company sales	14.6%	(1.4)	ppts.	16.0%	0.8	ppts.

Operating profit	$ 812	1		$ 802	15

U.S. Restaurant Unit Activity

	Company	Unconsolidated Affiliates(a)	Franchisees	Licensees	Total
Balance at Dec. 29, 2001	4,284	-	12,733	2,545	19,562
New Builds	210	4	233	136	583
Acquisitions(b)	899	-	1,001	(3)	1,897
Refranchising	(47)	-	47	-	-
Closures	(153)	-	(351)	(382)	(886)
Other(c)	-	-	-	(30)	(30)

Balance at Dec. 28, 2002	5,193	4	13,663	2,266	21,126
New Builds	142	3	245	259	649
Acquisitions	106	-	(108)	2	-
Refranchising	(150)	-	148	2	-
Closures	(197)	(1)	(386)	(373)	(957)
Other	-	-	4	-	4

Balance at Dec. 27, 2003	5,094	6	13,566	2,156	20,822

% of Total	25%	-	65%	10%	100%

(a)	Represents Yan Can units.
(b)	Includes units that existed at the date of the acquisition of YGR on May 7, 2002.
(c)	Represents licensee units transferred from U.S. to International.

U.S. Multibrand Restaurants	Company	Franchise	Total
Balance at Dec. 28, 2002	844	973	1,817

Balance at Dec. 27, 2003	1,032	1,116	2,148

For 2003 and 2002, Company multibrand unit gross additions were 222 and 212, respectively. For 2003 and 2002, franchise multibrand unit gross additions were 160 and 153, respectively.

U.S. System Sales Growth

System Sales Growth	2003	2002
U.S.	3%	9%

System sales increased 3% for 2003. Excluding the favorable impact of the YGR acquisition, system sales increased 1%. The increase was driven by new unit development, partially offset by store closures.

System sales increased 9% in 2002. Excluding the favorable impact of the YGR acquisition, system sales increased 4%. The increase resulted from same store sales growth and new unit development, partially offset by store closures.

U.S. Revenues

Company sales increased $303 million or 6% in 2003. Excluding the favorable impact of the YGR acquisition, company sales increased 2%. The increase was driven by new unit development, partially offset by store closures and refranchising.

Franchise and license fees increased $5 million or 1% in 2003. Excluding the favorable impact of the YGR acquisition, franchise and license fees remained essentially flat as a decrease primarily driven by store closures was largely offset by new unit development.

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

U.S. Same Store Sales

U.S. same store sales includes only company restaurants that have been open one year or more. U.S. blended same store sales include KFC, Pizza Hut, and Taco Bell company owned restaurants only. U.S. same store sales for Long John Silver’s and A&W restaurants are not included. Following are the same store sales growth results by brand:

	2003
	Same Store Sales	Transactions	Average Guest Check
KFC	(2)%	(4)%	2%
Pizza Hut	(1)%	(4)%	3%
Taco Bell	2%	1%	1%

	2002
	Same Store Sales	Transactions	Average Guest Check
KFC	-	(2)%	2%
Pizza Hut	-	(2)%	2%
Taco Bell	7%	4%	3%

For 2003, blended Company same store sales were flat due to a decrease in transactions offset by an increase in average guest check. For 2002, blended Company same store sales were up 2% due to increases in both transactions and average guest check.

U.S. Company Restaurant Margin

	2003	2002	2001
Company sales	100.0%	100.0%	100.0%
Food and paper	28.8	28.2	28.6
Payroll and employee benefits	31.0	30.9	30.6
Occupancy and other operating expenses	25.6	24.9	25.6

Company restaurant margin	14.6%	16.0%	15.2%

Restaurant margin as a percentage of sales decreased approximately 140 basis points in 2003. The decrease was primarily driven by increased occupancy expenses due to higher rent, primarily due to additional rent expense associated with the amended YGR sale-leaseback agreements, and utilities. The higher food and paper costs were primarily due to the impact of unfavorable discounting and product mix. Also contributing to the decrease was higher labor costs, primarily driven by low single-digit increases in wage rates.

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

U.S. Operating Profit

Operating profit increased $10 million or 1% in 2003. Excluding the favorable impact of the YGR acquisition, operating profit was flat compared to 2002. Decreases driven by lower margins as a result of increased occupancy expenses and the impact of unfavorable discounting and product mix shift on food and paper costs were offset by lower franchise and license and general and administrative expenses.

Operating profit increased $107 million or 15% in 2002, including a 3% favorable impact from the adoption of SFAS 142. Excluding the favorable impact of both SFAS 142 and the YGR acquisition, operating profit increased 9%. The increase was driven by same store sales growth and the favorable impact of lapping franchise support costs related to the restructuring of certain Taco Bell franchisees in 2001. The increase was partially offset by higher restaurant operating costs, primarily due to higher labor costs, and the unfavorable impact of refranchising and store closures. The higher labor costs were driven by wage rates.

International Results of Operations

	2003	% B(W) vs. 2002		2002	% B(W) vs. 2001
Revenues
Company sales	$ 2,360	12		$ 2,113	14
Franchise and license fees	365	23		297	8

Total revenues	$ 2,725	13		$ 2,410	13

Company restaurant margin	$ 365	8		$ 337	31

% of Company sales	15.5%	(0.5	) ppts.	16.0%	2.1	ppts.

Operating profit	$ 441	22		$ 361	19

International Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total

Balance at Dec. 29, 2001	2,151	2,000	6,530	246	10,927
New Builds	375	161	515	10	1,061
Acquisitions(a)	6	41	163	-	210
Refranchising	(127)	(14)	141	-	-
Closures	(71)	(46)	(298)	(27)	(442)
Other(b)	(1)	2	10	31	42

Balance at Dec. 28, 2002	2,333	2,144	7,061	260	11,798
New Builds	312	173	623	13	1,121
Acquisitions	283	(736)	453	-	-
Refranchising	(78)	(1)	79	-	-
Closures	(90)	(74)	(305)	(15)	(484)
Other(c)	-	-	(6)	(52)	(58)

Balance at Dec. 27, 2003	2,760	1,506	7,905	206	12,377

% of Total	22%	12%	64%	2%	100%

(a)	Includes units that existed at the date of the acquisition of YGR on May 7, 2002.
(b)	Primarily represents licensee units transferred from U.S. to International in 2002.
(c)	Represents an adjustment of previously reported amounts.

International Multibrand Restaurants	Company	Franchise	Total
Balance at Dec. 28, 2002	44	114	158

Balance at Dec. 27, 2003	64	133	197

For 2003 and 2002, Company multibrand unit gross additions were 13 and 4, respectively. Company multibrand restaurants at December 27, 2003 also include 9 units acquired during the year from an unconsolidated affiliate. For 2003 and 2002, franchise multibrand unit gross additions were 34 and 13, respectively.

International System Sales Growth

System Sales Growth	2003	2002
International	14%	8%

System sales increased 14% in 2003, after a 7% favorable impact from foreign currency translation. The increase was driven by new unit development, partially offset by store closures.

System sales increased 8% in 2002, after a 1% unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation and the favorable impact of the YGR acquisition, system sales increased 8%. The increase was driven by new unit development and same store sales growth, partially offset by store closures.

International Revenues

Company sales increased $247 million or 12% in 2003, after a 4% favorable impact from foreign currency translation. The increase was driven by new unit development, partially offset by refranchising, same store sales declines and store closures.

Franchise and license fees increased $68 million or 23% in 2003, after a 9% favorable impact from foreign currency translation. The increase was driven by new unit development, royalty rate increases and same store sales growth, partially offset by store closures.

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

International Company Restaurant Margin

	2003	2002	2001
Company sales	100.0%	100.0%	100.0%
Food and paper	35.5	36.1	36.9
Payroll and employee benefits	19.0	18.7	19.1
Occupancy and other operating expenses	30.0	29.2	30.1

Company restaurant margin	15.5%	16.0%	13.9%

Restaurant margin as a percentage of sales decreased approximately 50 basis points in 2003, including a 20 basis points unfavorable impact from foreign currency translation. The remaining decrease was driven by the impact on margin of same store sales declines. These decreases were partially offset by the impact of supply chain savings initiatives on the cost of food and paper (principally in China), and the cessation of depreciation expense of approximately $9 million for the Puerto Rico business which is held for sale.

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

International Operating Profit

Operating profit increased $80 million or 22% in 2003, including a 7% favorable impact from foreign currency translation. The remaining increase was driven by new unit development and the impact of supply chain savings initiatives on the cost of food and paper, partially offset by the impact of same store sales declines on margins and higher general and administrative expenses.

Operating profit increased $56 million or 19% in 2002. Excluding the impact of foreign currency translation and the favorable impact from the adoption of SFAS 142, operating profit increased 13%. The increase was driven by new unit development and the favorable impact of lower restaurant operating costs, primarily lower cost of food and paper. The increase was partially offset by higher general and administrative expenses, primarily compensation-related costs.

Consolidated Cash Flows

Net cash provided by operating activities was $1,053 million compared to $1,088 million in 2002. The decrease was primarily driven by $130 million in voluntary contributions to our funded pension plan in 2003, partially offset by higher net income.

In 2002, net cash provided by operating activities was $1,088 million compared to $832 million in 2001. Excluding the impact of the AmeriServe bankruptcy reorganization process, cash provided by operating activities was $1,043 million versus $704 million in 2001. The increase was driven by higher net income and timing of tax receipts and payments.

Net cash used in investing activities was $519 million versus $885 million in 2002. The decrease in cash used was driven by the $275 million acquisition of YGR in 2002 and lower capital spending in 2003.

In 2002, net cash used in investing activities was $885 million versus $503 million in 2001. The increase in cash used was primarily due to the acquisition of YGR and higher capital spending in 2002, partially offset by the acquisition of fewer restaurants from franchisees in 2002.

Net cash used in financing activities was $475 million versus $187 million in 2002. The increase was driven by higher net debt repayments and higher shares repurchased in 2003.

In 2002, net cash used in financing activities was $187 million versus $352 million in 2001. The decrease is primarily due to lower debt repayments and higher proceeds from stock option exercises versus 2001, partially offset by higher shares repurchased in 2002.

Consolidated Financial Condition

Assets increased $220 million or 4% to $5.6 billion primarily due to a net increase in property, plant and equipment, driven by capital expenditures in excess of depreciation and asset dispositions. The decrease in the allowance for doubtful accounts from $42 million to $28 million was primarily the result of the write-off of receivables previously fully reserved.

Liabilities decreased $306 million or 6% to $4.5 billion primarily due to the repayment of amounts under our Credit Facility, decreased short-term borrowings and the reduction in long-term debt as a result of the amendment of certain sale-leaseback agreements (see Note 14). These decreases were partially offset by an increase in accounts payable and other current liabilities primarily due to the accrual of $42 million related to the Wrench litigation.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our franchise operations, which require a limited YUM investment. In each of the last two fiscal years, net cash provided by operating activities has exceeded $1 billion. These cash flows have allowed us to fund our discretionary spending, while at the same time reducing our long-term debt balances. We expect these levels of net cash provided by operating activities to continue in the foreseeable future. Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees and repurchases of shares of our common stock. Though a decline in revenues could adversely impact our cash flows from operations, we believe our operating cash flows, our ability to reduce discretionary spending, and our borrowing capacity will allow us to meet our cash requirements in 2004 and beyond.

Our primary bank credit agreement comprises a senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures on June 25, 2005. On December 26, 2003, we voluntarily reduced our maximum borrowings under the Credit Facility from $1.2 billion to $1.0 billion. At December 27, 2003, our unused Credit Facility totaled $737 million, net of outstanding letters of credit of $263 million. There were no borrowings outstanding under the Credit Facility at December 27, 2003. Our Credit Facility contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. We were in compliance with all covenants at December 27, 2003, and do not anticipate that the covenants will impact our ability to borrow under our Credit Facility for its remaining term.

The remainder of our long-term debt primarily comprises senior unsecured notes. Amounts outstanding under senior unsecured notes were $1.85 billion at December 27, 2003. The first of these notes, in the amount of $350 million, matures in 2005. We currently anticipate that our net cash provided by operating activities will permit us to make a significant portion of this $350 million payment without borrowing additional amounts.

We estimate that capital spending will be approximately $770 million and refranchising proceeds will be approximately $100 million in 2004. In November 2003, our Board of Directors authorized a new $300 million share repurchase program. At December 27, 2003, we had remaining capacity to repurchase, through May 21, 2005, up to $294 million of our outstanding Common Stock (excluding applicable transaction fees) under this program.

In addition to any discretionary spending we may choose to make, significant contractual obligations and payments as of December 27, 2003 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(a)	$1,930	$ 1	$ 553	$254	$1,122
Capital leases(b)	192	15	29	26	122
Operating leases(b)	2,484	320	540	431	1,193
Purchase obligations(c)	162	124	26	7	5
Other long-term liabilities reflected
on our Consolidated Balance
Sheet under GAAP	31	-	17	5	9

Total contractual obligations	$4,799	$460	$1,165	$723	$2,451

(a)	Excludes a fair value adjustment of $29 million included in debt related to interest rate swaps that hedge the fair value of a portion of our debt. See Note 14.
(b)	These obligations, which are shown on a nominal basis, relate to approximately 5,900 restaurants. See Note 15.
(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have excluded agreements that are cancelable without penalty. Purchase obligations relate primarily to purchases of property, plant and equipment as well as marketing, information technology, maintenance, consulting and other agreements.

We have not included obligations under our pension and postretirement benefit plans in the contractual obligations table. Our funding policy regarding our funded pension plan is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as are determined to be appropriate to improve the plan’s funded status. The pension plan’s funded status is affected by many factors including discount rates and the performance of plan assets. We are not required to make minimum pension funding payments in 2004, but we may make discretionary contributions during the year based on our estimate of the plan’s expected September 30, 2004 funded status. During 2003, we made voluntary pension contributions of $130 million to our funded plan, none of which represented minimum funding requirements. Our postretirement plan is not required to be funded in advance, but is pay as you go. We made postretirement benefit payments of $4 million in 2003.

Also excluded from the contractual obligations table are payments we may make for employee health and property and casualty losses for which we are self-insured. The majority of our recorded liability for self-insured employee health and property and casualty losses represents estimated reserves for incurred claims that have yet to be filed or settled.

Off-Balance Sheet Arrangements

At December 27, 2003, we had provided approximately $32 million of partial guarantees of two franchisee loan pools, both of which were implemented prior to spin-off, related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants. The total loans outstanding under these loan pools were approximately $123 million at December 27, 2003. In support of these guarantees, we have posted $32 million of letters of credit. We also provide a standby letter of credit of $23 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to facility actions. New loans are not currently being added to either loan pool.

We have guaranteed certain lines of credit and loans of Unconsolidated Affiliates totaling $28 million at December 27, 2003. Our Unconsolidated Affiliates had total revenues of over $1.5 billion for the year ended December 27, 2003 and assets and debt of approximately $858 million and $41 million, respectively, at December 27, 2003.

Other Significant Known Events, Trends or Uncertainties Expected to Impact 2004 Operating Profit Comparisons with 2003

New Accounting Pronouncements Not Yet Adopted

See Note 2.

Canada Unconsolidated Affiliate Dissolution

On November 10, 2003 our Unconsolidated Affiliate that previously operated 479 KFC, 236 Pizza Hut and 18 Taco Bell restaurants in Canada was dissolved. We owned 50% of this Unconsolidated Affiliate prior to its dissolution and accounted for our interest under the equity method. Upon dissolution, the Company assumed operation and acquired all associated assets of the Pizza Huts, as well as 17 Taco Bells and 5 KFCs. The Company also acquired the real estate associated with 140 KFCs for which the Company will not be the operator. Our former partner in the Unconsolidated Affiliate acquired full ownership of all other assets, as well as the franchise rights to operate 474 KFCs and one Taco Bell. Our former partner retained 10 KFCs and sold the remainder of these assets and franchise rights acquired to a newly-formed, publicly-held Income Trust in Canada, of which our former partner now holds a minority interest. The Company leases land and buildings for KFCs it does not operate to the Income Trust under operating and capital lease agreements through 2018. The Company will continue to receive a franchise royalty from the KFCs operated by our former partner and the Income Trust.

The Company realized an immaterial gain upon dissolution of the Unconsolidated Affiliate. This gain was realized as the fair value of our increased ownership in the assets received was greater than our carrying value in those assets, and was net of expenses associated with the dissolution of the Unconsolidated Affiliate.

The impact of the restructuring on our 2003 results of operations was not significant. As a result of the restructuring, 2004 Company sales are expected to increase by approximately $165 million and franchise fees are expected to decrease by approximately $10 million. The impact on net income is not expected to be material.

Amendment of Sale-Leaseback Agreements

As discussed in Note 14 and on page 18 of this MD&A, in 2003 we amended two sale-leaseback agreements assumed in our 2002 acquisition of YGR. We estimate the impact of these amendments in 2004 to be a decrease in restaurant profit of $8 million and a decrease in interest expense of $10 million.

Puerto Rico Business Held for Sale

Our Puerto Rican business has been held for sale since the fourth quarter of 2002. While a sale of the Puerto Rican business has not yet occurred, we continue to believe that it is probable that a sale will occur during 2004. Sales and restaurant profits of the Puerto Rican business were $187 million and $34 million in 2003.

Contingent Lease Guarantees

Under terms of our separation agreements at the time of the Spin-off, we indemnified PepsiCo for any losses incurred related to their guarantees of lease agreements of certain non-core businesses which were sold prior to the Spin-off. Two of these businesses, Chevys Mexican Restaurant (Chevys) and Hot 'n Now (HNN) filed for bankruptcy protection in October 2003 and January 2004, respectively. While we cannot presently determine our liability under these indemnities, if any, we do not expect the amount to have a material impact on our Consolidated Financial Statements. Any costs incurred will be charged to AmeriServe and other charges (credits). See Note 24 for further discussion.

Pension Plan Funded Status

Certain of our employees are covered under noncontributory defined benefit pension plans. The most significant of these plans was amended in 2001 such that employees hired after September 30, 2001 are no longer eligible to participate. As of our September 30, 2003 measurement date, these plans had a projected benefit obligation (“PBO”) of $629 million, an accumulated benefit obligation (“ABO”) of $563 million and a fair value of plan assets of $438 million. As a result of the $125 million underfunded status of the plans relative to the ABO at September 30, 2003, we have recorded a $101 million charge to shareholders’ equity (net of tax of $61 million) as of December 27, 2003.

The PBO and ABO reflect the actuarial present value of all benefits earned to date by employees. The PBO incorporates assumptions as to future compensation levels while the ABO reflects only current compensation levels. Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBO and ABO are highly sensitive to changes in discount rates. We measured our PBO and ABO using a discount rate of 6.25% at September 30, 2003. A 50 basis point increase in this discount rate would have decreased our PBO by approximately $58 million at September 30, 2003. Conversely, a 50 basis point decrease in this discount rate would have increased our PBO by approximately $60 million at September 30, 2003.

Our expected long-term rate of return on plan assets is 8.5%. We believe that this assumption is appropriate given the composition of our plan assets and historical market returns thereon. Given no change to the market-related value of our plan assets as of September 30, 2003, a one percentage point increase or decrease in our expected rate of return on plan assets assumption would decrease or increase, respectively, our 2004 pension plan expense by approximately $4 million.

The losses our plan assets have experienced, along with the decrease in discount rates, have largely contributed to the unrecognized actuarial loss of $230 million in our plans as of September 30, 2003. For purposes of determining 2003 expense our funded status was such that we recognized $6 million of unrecognized actuarial loss in 2003. We will recognize approximately $19 million of unrecognized actuarial loss in 2004. Given no change to the assumptions at our September 30, 2003 measurement date, actuarial loss recognition will remain at an amount near that to be recognized in 2004 over the next few years before it begins to gradually decline.

In total, we expect pension expense to increase approximately $14 million to $54 million in 2004. We have incorporated this incremental expense into our operating plans and outlook. The increase is driven by the recognition of actuarial losses as discussed in the preceding paragraph and an increase in interest cost because of the higher PBO. Service cost will also increase as a result of the lower discount rate, though, as previously mentioned, the plans are closed to new participants. A 50 basis point change in our discount rate assumption of 6.25% at September 30, 2003 would impact our 2004 pension expense by approximately $11 million.

We do not believe that the underfunded status of the pension plans will materially affect our financial position or cash flows in 2004 or future years. Given current funding levels and discount rates we would anticipate making contributions to fully fund the pension plans over the course of the next five years. We believe our cash flows from operating activities of approximately $1 billion per year are sufficient to allow us to make necessary contributions to the plans, and anticipated fundings have been incorporated into our cash flow projections. We have included known and expected increases in our pension expense as well as future expected plan contributions in our operating plans and outlook.

Avian Flu

In several Asian markets, including Thailand, Taiwan, South Korea, Japan, Indonesia, Malaysia, Singapore and certain sections of China, avian flu has impacted retail sales trends and sales trends at KFC through the date of this Form 10-K. Based on information as of the date of this Form 10-K, the Company believes that the most likely effect of avian flu outbreaks in these markets, some of which are completely franchised markets, will be short term. Additionally, the Company currently does not expect that the avian flu outbreak will materially affect its chicken supply in Asia or other markets.

Our most significant market that has been affected by the avian flu is China. As we have previously stated, if the avian flu outbreak were to affect the entire country of China for up to two months (through the end of March, 2004) with sales declines in the range of 20% at KFC, 2004 diluted EPS results for the Company would be unfavorably impacted by up to $0.02. We have incorporated this potential unfavorable impact in our operating plans and outlook.

AmeriServe and Other Charges (Credits)

During 2004, we expect to recover approximately $10 million related to recoveries from the AmeriServe bankruptcy reorganization process. We expect that this will substantially complete our recoveries related to the AmeriServe bankruptcy reorganization process. See Note 7 for a detailed discussion of AmeriServe and other charges (credits).

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

When it is probable that we will sell a restaurant, we write down the restaurant to its fair value. We often refranchise restaurants in groups and therefore perform impairment evaluations at the group level. Fair value is based on the expected sales proceeds less applicable transaction costs. Estimated sales proceeds are based on the most relevant of historical sales multiples or bids from buyers, and have historically been reasonably accurate estimations of the proceeds ultimately received.

See Note 2 for a further discussion of our policy regarding the impairment or disposal of long-lived assets.

Impairment of Investments in Unconsolidated Affiliates

We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the value of an investment has occurred which is other than temporary. In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses. Our impairment measurement test for an investment in an unconsolidated affiliate is similar to that for our restaurants except that we use discounted cash flows after interest and taxes instead of discounted cash flows before interest and taxes as used for our restaurants. The fair value of our investments in unconsolidated affiliates is generally significantly in excess of their carrying value.

See Note 2 for a further discussion of our policy regarding the impairment of investments in unconsolidated affiliates.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. Goodwill is evaluated for impairment through the comparison of fair value of our reporting units to their carrying values. Our reporting units are our operating segments in the U.S. and our business management units internationally (typically individual countries). Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated by discounting expected future cash flows from the reporting units over twenty years plus an expected terminal value. We limit assumptions about important factors such as sales growth and margin improvement to those that are supportable based upon our plans for the reporting unit.

For 2003, there was no impairment of goodwill identified during our annual impairment testing. For our reporting units with goodwill, the fair value is generally significantly in excess of the recorded carrying value. Thus, we do not believe that we have material goodwill that is at risk to be impaired given current business performance. For 2002, we impaired $5 million of goodwill related to the Pizza Hut France reporting unit.

Our impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the asset with its carrying amount. Our indefinite-lived intangible assets consist of values assigned to trademarks/brands of which we have acquired ownership (or the right to a perpetual royalty-free license in the case of A&W). We believe the value of these trademarks/brands is derived from the royalty we avoid, in the case of Company stores, or receive, in the case of franchise stores, due to our ownership of or royalty-free license of the trademarks/brands. Thus, anticipated sales are the most important assumption in valuing trademarks/brands. We limit assumptions about sales growth, as well as other factors impacting the fair value calculation, to those that are supportable based on our plans for the applicable Concept.

The most significant recorded trademark/brand assets resulted when we acquired YGR in 2002. Upon this acquisition, $140 million and $72 million were allocated to the LJS and A&W trademarks/brands, respectively. The results generated to date from the YGR acquisition on an overall basis have met our expectations. We also now believe opportunities exist beyond those assumed in justification of our acquisition price with regard to increased penetration of LJS, for both stand-alone units and as a multibrand partner. Accordingly, we now believe our system’s development capital, at least through the term of our current projections, will be primarily directed towards LJS.

The decision to focus short-term development on increased penetration of LJS and discretionary capital spending limits have resulted in less than originally planned development of A&W in the near term. Additionally, while we continue to view A&W as a viable multibrand partner, subsequent to acquisition we decided to close or refranchise all Company-owned A&W restaurants that we had acquired. These restaurants were low-volume, mall-based units, that were inconsistent with the remainder of our Company-owned portfolio. We incorporated these plans into our fair value estimates of the LJS and A&W trademarks/brands in 2003. As sales projections for LJS were in excess of those originally assumed when valuing the LJS trademark/brand, the trademark/brand’s current fair value is in excess of its carrying value. Both the decision to close the Company-owned A&W units and the decision to focus on short-term development opportunities at LJS negatively impacted the fair value of the A&W trademark/brand. Accordingly, we recorded a charge of $5 million in 2003 to write the value of A&W trademark/brand down to its fair value.

While we believe the sales assumptions used in our determination of the fair value of the A&W trademark/brand are reasonable and consistent with our operating plans and forecasts, fluctuations in the assumptions would have impacted our impairment calculation. If the long-term rate of sales growth used in our determination of the fair value of the A&W trademark/brand would have been one percentage point higher, the trademark/brand would not have been impaired. Alternatively, if the long-term rate of sales growth would have been one percentage point lower, additional impairment of approximately $4 million would have been recognized.

See Note 2 for a further discussion of our policies regarding goodwill and indefinite-lived intangible assets.

Allowances for Franchise and License Receivables and Contingent Liabilities

We reserve a franchisee’s or licensee’s entire receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that we may not collect the balance due. As a result of reserving using this methodology, we have an immaterial amount of receivables that are past due that have not been reserved for at December 27, 2003. See Note 2 for a further discussion of our policies regarding franchise and license operations.

Primarily as a result of our refranchising efforts, we remain liable for certain lease assignments and guarantees. We record a liability for our exposure under these lease assignments and guarantees when such exposure is probable and estimable. At December 27, 2003, we have recorded an immaterial liability for our exposure which we consider to be probable and estimable. The potential total exposure under such leases is significant, with $326 million representing the present value of the minimum payments of the assigned leases at December 27, 2003, discounted at our pre-tax cost of debt. Current franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases and, historically, we have not been required to make such payments in significant amounts. See Note 24 for a further discussion of our lease guarantees.

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

Income Tax Valuation Allowances and Tax Reserves

At December 27, 2003, we have a valuation allowance of $183 million primarily to reduce our net operating loss and tax credit carryforwards of $231 million to an amount that will more likely than not be realized. These net operating loss and tax credit carryforwards exist in many state and foreign jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income in these state and foreign jurisdictions and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

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

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the United States. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. These swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the related debt.

At December 27, 2003 and December 28, 2002, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $3 million and $6 million, respectively, in annual income before income taxes. The estimated reductions are based upon the level of variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at December 27, 2003 and December 28, 2002 would decrease approximately $5 million and $8 million, respectively. The fair value of our Senior Unsecured Notes at December 27, 2003 and December 28, 2002 would decrease approximately $87 million and $93 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International operating profit constitutes approximately 36% of our operating profit in 2003, excluding unallocated and corporate expenses. In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.3 billion as of December 27, 2003. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific, the Americas and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows. For the fiscal year ended December 27, 2003, operating profit would have decreased $49 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

We attempt to minimize the exposure related to our investments in foreign operations by financing those investments with local currency debt when practical and holding cash in local currencies when possible. In addition, we attempt to minimize the exposure related to foreign currency denominated financial instruments by purchasing goods and services from third parties in local currencies when practical. Consequently, foreign currency denominated financial instruments consist primarily of intercompany short-term receivables and payables. At times, we utilize forward contracts to reduce our exposure related to these foreign currency denominated financial instruments. The notional amount and maturity dates of these contracts match those of the underlying receivables or payables such that our foreign currency exchange risk related to these instruments is eliminated.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts entered into for the fiscal years ended December 27, 2003, and December 28, 2002, did not significantly impact our financial position, results of operations or cash flows.

Cautionary Statements

From time to time, in both written reports and oral statements, we present “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect,” “project,” “anticipate,” “believe,” “plan” and other similar terminology. These “forward-looking statements” reflect our current expectations regarding future events and operating and financial performance and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and those specific to the industry, and could differ materially from expectations.

Company risks and uncertainties include, but are not limited to, potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo, Inc.; changes in effective tax rates; our debt leverage and the attendant potential restriction on our ability to borrow in the future; potential unfavorable variances between estimated and actual liabilities; our ability to secure distribution of products and equipment to our restaurants on favorable economic terms and our ability to ensure adequate supply of restaurant products and equipment in our stores; effects and outcomes of legal claims involving the Company; the effectiveness of operating initiatives and advertising and promotional efforts; the ongoing financial viability of our franchisees and licensees; the success of our refranchising strategy; volatility of actuarially determined losses and loss estimates; and adoption of new or changes in accounting policies and practices including pronouncements promulgated by standard setting bodies.

Industry risks and uncertainties include, but are not limited to, economic and political conditions in the countries and territories where we operate, including effects of war and terrorist activities; changes in legislation and governmental regulation; new product and concept development by us and/or our food industry competitors; changes in commodity, labor, and other operating costs; changes in competition in the food industry; publicity which may impact our business and/or industry; severe weather conditions; volatility of commodity costs; increases in minimum wage and other operating costs; availability and cost of land and construction; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets and changes in currency exchange and interest rates; the impact that any widespread illness or general health concern may have on our business and/or the economy of the countries in which we operate.

Item 8.     Financial Statements and Supplementary Data.

INDEX TO FINANCIAL INFORMATION

Page Reference

Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended December 27, 2003, December 28, 2002
and December 29, 2001	42

Consolidated Statements of Cash Flows for the fiscal years ended December 27, 2003, December 28,
2002 and December 29, 2001	43

Consolidated Balance Sheets at December 27, 2003 and December 28, 2002	44

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income for the fiscal years ended December 27, 2003, December 28, 2002 and
December 29, 2001	45

Notes to Consolidated Financial Statements	46

Management’s Responsibility for Financial Statements	82

Report of Independent Auditors	83

Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above listed financial statements or notes thereto.

Consolidated Statements of Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001
(in millions, except per share data)

	2003	2002	2001
Revenues
Company sales	$ 7,441	$ 6,891	$ 6,138
Franchise and license fees	939	866	815

	8,380	7,757	6,953

Costs and Expenses, net
Company restaurants
Food and paper	2,300	2,109	1,908
Payroll and employee benefits	2,024	1,875	1,666
Occupancy and other operating expenses	2,013	1,806	1,658

	6,337	5,790	5,232
General and administrative expenses	945	913	796
Franchise and license expenses	28	49	59
Facility actions	36	32	1
Other (income) expense	(41)	(30)	(23)
Wrench litigation	42	-	-
AmeriServe and other charges (credits)	(26)	(27)	(3)

Total costs and expenses, net	7,321	6,727	6,062

Operating Profit	1,059	1,030	891

Interest expense, net	173	172	158

Income Before Income Taxes and Cumulative Effect of Accounting Change	886	858	733

Income tax provision	268	275	241

Income before Cumulative Effect of Accounting Change	618	583	492

Cumulative effect of accounting change, net of tax	(1)	-	-

Net Income	$ 617	$ 583	$ 492

Basic Earnings Per Common Share	$ 2.10	$ 1.97	$ 1.68

Diluted Earnings Per Common Share	$ 2.02	$ 1.88	$ 1.62

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001
(in millions)

	2003	2002	2001
Cash Flows - Operating Activities
Net income	$ 617	$ 583	$ 492
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	1	-	-
Depreciation and amortization	401	370	354
Facility actions	36	32	1
Wrench litigation	42	-	-
AmeriServe and other charges (credits)	(3)	-	(6)
Contributions to defined benefit pension plans	(132)	(26)	(48)
Other liabilities and deferred credits	17	(12)	37
Deferred income taxes	(23)	21	(72)
Other non-cash charges and credits, net	32	36	15
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	2	32	116
Inventories	(1)	11	(8)
Prepaid expenses and other current assets	-	19	(3)
Accounts payable and other current liabilities	(32)	(37)	(13)
Income taxes payable	96	59	(33)

Net change in operating working capital	65	84	59

Net Cash Provided by Operating Activities	1,053	1,088	832

Cash Flows - Investing Activities
Capital spending	(663)	(760)	(636)
Proceeds from refranchising of restaurants	92	81	111
Acquisition of Yorkshire Global Restaurants, Inc.	-	(275)	-
Acquisition of restaurants from franchisees	(41)	(13)	(108)
Short-term investments	13	9	27
Sales of property, plant and equipment	46	58	57
Other, net	34	15	46

Net Cash Used in Investing Activities	(519)	(885)	(503)

Cash Flows - Financing Activities
Proceeds from Senior Unsecured Notes	-	398	842
Revolving Credit Facility activity, by original maturity
Three months or less, net	(153)	59	(943)
Proceeds from long-term debt	-	-	1
Repayments of long-term debt	(17)	(511)	(258)
Short-term borrowings-three months or less, net	(137)	(15)	58
Repurchase shares of common stock	(278)	(228)	(100)
Employee stock option proceeds	110	125	58
Other, net	-	(15)	(10)

Net Cash Used in Financing Activities	(475)	(187)	(352)

Effect of Exchange Rate on Cash and Cash Equivalents	3	4	-

Net Increase (Decrease) in Cash and Cash Equivalents	62	20	(23)
Cash and Cash Equivalents - Beginning of Year	130	110	133

Cash and Cash Equivalents - End of Year	$ 192	$ 130	$ 110

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
YUM! Brands, Inc. and Subsidiaries
December 27, 2003 and December 28, 2002
(in millions)

	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$ 192	$ 130
Short-term investments, at cost	15	27
Accounts and notes receivable, less allowance: $28 in 2003 and $42 in 2002	169	168
Inventories	67	63
Assets classified as held for sale	96	111
Prepaid expenses and other current assets	102	110
Deferred income taxes	165	121

Total Current Assets	806	730

Property, plant and equipment, net	3,280	3,037
Goodwill	521	485
Intangible assets, net	357	364
Investments in unconsolidated affiliates	184	229
Other assets	472	555

Total Assets	$ 5,620	$ 5,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$ 1,213	$ 1,166
Income taxes payable	238	208
Short-term borrowings	10	146

Total Current Liabilities	1,461	1,520

Long-term debt	2,056	2,299
Other liabilities and deferred credits	983	987

Total Liabilities	4,500	4,806

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	-	-
Common stock, no par value, 750 shares authorized; 292 shares and 294
shares issued in 2003 and 2002, respectively	916	1,046
Retained earnings (accumulated deficit)	414	(203)
Accumulated other comprehensive income (loss)	(210)	(249)

Total Shareholders’ Equity	1,120	594

Total Liabilities and Shareholders’ Equity	$ 5,620	$ 5,400

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001
(in millions)

	Issued Common Stock		Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Deficit)	Income (Loss)	Total
Balance at December 30, 2000	294	$ 1,133	$ (1,278)	$ (177)	$ (322)

Net income			492		492
Foreign currency translation adjustment				(5)	(5)
Net unrealized loss on derivative instruments
(net of tax benefits of $1 million)				(1)	(1)
Minimum pension liability adjustment
(net of tax benefits of $14 million)				(24)	(24)

Comprehensive Income					462
Repurchase of shares of common stock	(5)	(100)			(100)
Employee stock option exercises (includes tax
benefits of $13 million)	4	58			58
Compensation-related events		6			6

Balance at December 29, 2001	293	$ 1,097	$ (786)	$ (207)	$ 104

Net income			583		583
Foreign currency translation adjustment				6	6
Net unrealized loss on derivative instruments
(net of tax benefits of $1 million)				(1)	(1)
Minimum pension liability adjustment
(net of tax benefits of $29 million)				(47)	(47)

Comprehensive Income					541
Repurchase of shares of common stock	(8)	(228)			(228)
Employee stock option exercises (includes tax
benefits of $49 million)	9	174			174
Compensation-related events		3			3

Balance at December 28, 2002	294	$ 1,046	$ (203)	$ (249)	$ 594
Net income			617		617
Foreign currency translation adjustment
arising during the period				67	67
Foreign currency translation adjustment
included in net income				2	2
Minimum pension liability adjustment
(net of tax benefits of $18 million)				(30)	(30)

Comprehensive Income					656
Repurchase of shares of common stock	(9)	(278)			(278)
Employee stock option exercises (includes tax
benefits of $26 million)	7	136			136
Compensation-related events		12			12

Balance at December 27, 2003	292	$ 916	$ 414	$ (210)	$ 1,120

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 - Description of Business

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell and since May 7, 2002, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”), which were added when we acquired Yorkshire Global Restaurants, Inc. (“YGR”). YUM is the world’s largest quick service restaurant company based on the number of system units, with over 33,000 units in more than 100 countries and territories of which approximately 37% are located outside the U.S. YUM was created as an independent, publicly-owned company on October 6, 1997 (the “Spin-off Date”) via a tax-free distribution by our former parent, PepsiCo, Inc. (“PepsiCo”), of our Common Stock (the “Distribution” or “Spin-off”) to its shareholders. References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us” or “our.”

Through our widely-recognized Concepts, we develop, operate, franchise and license a system of both traditional and non-traditional quick service restaurants. Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices. Our traditional restaurants feature dine-in, carryout and, in some instances, drive-thru or delivery service. Non-traditional units, which are principally licensed outlets, include express units and kiosks which have a more limited menu and operate in non-traditional locations like airports, gasoline service stations, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. We are actively pursuing the strategy of multibranding, where two or more of our Concepts are operated in a single unit. In addition, we are testing multibranding options involving one of our Concepts and either a concept in development, such as Pasta Bravo, or a concept not owned or affiliated with YUM.

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

We participate in various advertising cooperatives with our franchisees and licensees. In certain of these cooperatives we possess majority voting rights, and thus control the cooperatives. As the contributions to the cooperatives are designated for advertising expenditures, any cash held by these cooperatives is considered restricted and is included in prepaid expenses and other current assets. Such restricted cash was approximately $34 million and $44 million at December 27, 2003 and December 28, 2002, respectively. As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions. Thus, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue,” we do not reflect franchisee and licensee contributions to these cooperatives in our Consolidated Statements of Income.

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

Reclassifications. We have reclassified certain items in the accompanying Consolidated Financial Statements and Notes thereto for prior periods to be comparable with the classification for the fiscal year ended December 27, 2003. These reclassifications had no effect on previously reported net income.

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

We recognize initial fees as revenue when we have performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store. We recognize continuing fees as earned. We recognize renewal fees in income when a renewal agreement becomes effective. We include initial fees collected upon the sale of a restaurant to a franchisee in refranchising gains (losses). Fees for development rights are capitalized and amortized over the life of the development agreement.

We incur expenses that benefit both our franchise and license communities and their representative organizations and our company operated restaurants. These expenses, along with other costs of servicing of franchise and license agreements are charged to general and administrative expenses as incurred. Certain direct costs of our franchise and license operations are charged to franchise and license expenses. These costs include provisions for estimated uncollectible fees, franchise and license marketing funding, amortization expense for franchise related intangible assets and certain other direct incremental franchise and license support costs. Franchise and license expenses also includes rental income from subleasing restaurants to franchisees net of the related occupancy costs.

We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe that our franchisees or licensees are unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Included in franchise and license expense in 2003 is a net benefit for uncollectible franchise and license receivables of $3 million as we were able to recover previously reserved receivables in excess of provisions made. Net provisions for uncollectible franchise and license receivables of $15 million and $24 million were included in franchise and license expense in 2002 and 2001, respectively.

Direct Marketing Costs. We report substantially all of our direct marketing costs in occupancy and other operating expenses. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year. To the extent we participate in advertising cooperatives, we expense our contributions as incurred. At the end of 2003 and 2002, we had deferred marketing costs of $3 million and $8 million, respectively. Our advertising expenses were $419 million, $384 million and $328 million in 2003, 2002 and 2001, respectively.

Research and Development Expenses. Research and development expenses, which we expense as incurred, are reported in general and administrative expenses. Research and development expenses were $26 million in 2003 and $23 million in both 2002 and 2001.

Impairment or Disposal of Long-Lived Assets. Effective December 30, 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 retained many of the fundamental provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), but resolved certain implementation issues associated with that Statement. The adoption of SFAS 144 did not have a material impact on the Consolidated Financial Statements.

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

The Company has adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), effective for exit or disposal activities that were initiated after December 31, 2002. Costs addressed by SFAS 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities and costs to relocate employees. SFAS 146 changes the timing of expense recognition for certain costs we incur while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. Adoption of SFAS 146 did not have a material impact on our Consolidated Financial Statements for the year ended December 27, 2003.

Store closure costs include costs of disposing of the assets as well as other facility-related expenses from previously closed stores. These store closure costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, if any.

Refranchising gains (losses) includes the gains or losses from the sales of our restaurants to new and existing franchisees and the related initial franchise fees, reduced by transaction costs and direct administrative costs of refranchising. In executing our refranchising initiatives, we most often offer groups of restaurants. We classify restaurants as held for sale and suspend depreciation and amortization when (a) we make a decision to refranchise; (b) the stores can be immediately removed from operations; (c) we have begun an active program to locate a buyer; (d) significant changes to the plan of sale are not likely; and (e) the sale is probable within one year. We recognize estimated losses on refranchisings when the restaurants are classified as held for sale. We recognize gains on restaurant refranchisings when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity, and we are satisfied that the franchisee can meet its financial obligations. If the criteria for gain recognition are not met, we defer the gain to the extent we have a remaining financial exposure in connection with the sales transaction. Deferred gains are recognized when the gain recognition criteria are met or as our financial exposure is reduced. When we make a decision to retain a store previously held for sale, we revalue the store at the lower of its (a) net book value at our original sale decision date less normal depreciation and amortization that would have been recorded during the period held for sale or (b) its current fair market value. This value becomes the store’s new cost basis. We charge (or credit) any difference between the store’s carrying amount and its new cost basis to refranchising gains (losses). When we make a decision to close a store previously held for sale, we reverse any previously recognized refranchising loss and then record impairment and store closure costs as described above. Refranchising gains (losses) also include charges for estimated exposures related to those partial guarantees of franchisee loan pools and contingent lease liabilities which arose from refranchising activities. These exposures are more fully discussed in Note 24.

SFAS 144 also requires the results of operations of a component entity that is classified as held for sale or has been disposed of be reported as discontinued operations in the Consolidated Statements of Income if certain conditions are met. These conditions include elimination of the operations and cash flows of the component entity from the ongoing operations of the Company and no significant continuing involvement by the Company in the operations of the component entity after the disposal transaction. The results of operations of stores meeting both these conditions that were disposed of in 2003 or 2002 or classified as held for sale at December 27, 2003 or December 28, 2002 were not material for any of the three years ended December 27, 2003.

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

Asset Retirement Obligations. Effective December 29, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses the financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result of obligations under certain leases that are within the scope of SFAS 143, the Company recorded a cumulative effect adjustment of $2 million ($1 million after tax) which did not have a material effect on diluted earnings per common share. The adoption of SFAS 143 also did not have a material impact on our Consolidated Financial Statements for the year ended December 27, 2003. If SFAS 143 had been adopted as of the beginning of 2002 or 2001, the cumulative effect adjustment would not have been materially different from that recorded on December 29, 2002.

Financial Instruments with Characteristics of both Liabilities and Equity. The Company has adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into or modified any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope.

Guarantees. The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken. The initial recognition and measurement provisions were applicable to certain guarantees issued or modified after December 31, 2002. While the nature of our business results in the issuance of certain guarantees from time to time, the adoption of FIN 45 did not have a material impact on our Consolidated Financial Statements for the year ended December 27, 2003.

We have also issued guarantees as a result of assigning our interest in obligations under operating leases as a condition to the refranchising of certain Company restaurants. Such guarantees are subject to the requirements of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). We recognize a liability for the fair value of such lease guarantees under SFAS 145 at their inception, with the related expense being included in refranchising gains (losses).

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

Goodwill and Intangible Assets. The Company has adopted SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires the use of the purchase method of accounting for all business combinations and modifies the application of the purchase accounting method. Goodwill represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets, and liabilities assumed. SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. We base amounts assigned to goodwill and other identifiable intangible assets on independent appraisals or internal estimates.

The Company has also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition for goodwill and indefinite-lived intangible assets. As a result of adopting SFAS 142, we ceased amortization of goodwill and indefinite-lived intangible assets beginning December 30, 2001. Prior to the adoption of SFAS 142, we amortized goodwill on a straight-line basis up to 20 years and indefinite-lived intangible assets on a straight-line basis over 3 to 40 years. We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life. Amortizable intangible assets continue to be amortized on a straight-line basis over 3 to 40 years. As discussed above, we suspend amortization on those intangible assets with a defined life that are allocated to restaurants that are held for sale.

In accordance with the requirements of SFAS 142, goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are our operating segments in the U.S. (see Note 23) and our business management units internationally (typically individual countries). Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. The fair value of a reporting unit is the amount for which the unit as a whole could be sold in a current transaction between willing parties. We generally estimate fair value based on discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill. For 2003, there was no impairment of goodwill identified during our annual impairment testing. For 2002, goodwill assigned to the Pizza Hut France reporting unit was deemed impaired and written off. The charge of $5 million was recorded in facility actions.

For indefinite-lived intangible assets, our impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. Fair value is the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future cash flows associated with the intangible asset. We also perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. Our indefinite-lived intangible assets consist of values assigned to certain trademarks/brands we have acquired. When determining the fair value, we limit assumptions about important factors such as sales growth to those that are supportable based on our plans for the trademark/brand. As discussed in Note 12, we recorded a $5 million charge in 2003 as a result of the impairment of an indefinite-lived intangible asset. This charge was recorded in facility actions.

See Note 12 for further discussion of SFAS 142.

Stock-Based Employee Compensation. At December 27, 2003, the Company had four stock-based employee compensation plans in effect, which are described more fully in Note 18. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2003	2002	2001
Net Income, as reported	$ 617	$ 583	$ 492
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(36)	(39)	(37)

Net income, pro forma	581	544	455

Basic Earnings per Common Share
As reported	$ 2.10	$ 1.97	$ 1.68
Pro forma	1.98	1.84	1.55

Diluted Earnings per Common Share
As reported	$ 2.02	$ 1.88	$ 1.62
Pro forma	1.91	1.76	1.50

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

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 133 requires that all derivative instruments be recorded on the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recorded in the results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately. See Note 16 for a discussion of our use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information related to debt and interest rate swaps.

New Accounting Pronouncements Not Yet Adopted. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 was subsequently revised in December 2003. FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIEs residual returns, or both. FIN 46 is effective for all entities at the end of the first reporting period ending after March 15, 2004 (the quarter ending March 20, 2004 for the Company). FIN 46 was effective for special-purpose entities (as defined by FIN 46) at the end of the first reporting period ending after December 15, 2003, which did not impact the Consolidated Financial Statements. FIN 46 requires certain disclosures in financial statements issued after December 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about VIEs when FIN 46 becomes effective.

FIN 46 excludes from its scope businesses (as defined by FIN 46) unless certain conditions exist. We believe the franchise entities which operate our restaurants, including our Unconsolidated Affiliates, meet the definition of a business. Thus, we are currently evaluating whether any of the aforementioned conditions exist that would subject any of our franchisees, including our Unconsolidated Affiliates, to the provisions of FIN 46, requiring us to determine if they are VIEs, and, if so, whether we are the primary beneficiary. We do not possess any ownership interests in our franchisees except for our investments in various Unconsolidated Affiliates accounted for under the equity method (see Note 24 for further description). Additionally, we generally do not provide financial support to our franchisees in a typical franchise relationship. While we continue to evaluate the applicability of FIN 46 to our franchise relationships, at this time we do not believe that the required consolidation of franchise entities, if any, would materially impact our Financial Statements.

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

As discussed further in Note 24, we have posted a $12 million of letter of credit supporting our guarantee of a franchisee loan pool. Additionally, we have provided a standby letter of credit of $23 million under which we could potentially be required to fund a portion of this loan pool. The letters of credit were issued under our existing bank credit agreement. This loan pool, which is not held or funded by an affiliate of the Company, primarily funded purchases of restaurants from the Company and, to a lesser extent, franchisee development of new restaurants. The total loans outstanding under this loan pool were approximately $87 million at December 27, 2003. Our maximum exposure to loss as a result of our involvement with this loan pool was $28 million at December 27, 2003. During the year ended December 27, 2003 the entity which holds this loan pool sold these loans to a qualifying special-purpose entity (“QSPE”) as described in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and settled its existing obligations with the proceeds. As QSPEs are not within the scope of FIN 46, the Company will not be required to consolidate the entity that now holds this loan pool.

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

Note 4 - YGR Acquisition

On May 7, 2002, YUM completed its acquisition of YGR. At the date of acquisition, YGR consisted of 742 and 496 company and franchise LJS units, respectively, and 127 and 742 company and franchise A&W units, respectively. In addition, 133 multibranded LJS/A&W restaurants were included in the LJS unit totals. This acquisition was made to facilitate our strategic objective of achieving growth through multibranding, where two or more of our Concepts are operated in a single restaurant unit. We paid approximately $275 million in cash and assumed approximately $48 million of bank indebtedness in connection with the acquisition of YGR. The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their fair values at the date of acquisition. We determined these fair values with the assistance of a third party valuation expert. The following table summarizes the fair values of YGR's assets acquired and liabilities assumed at the date of acquisition.

Current assets	$ 35
Property, plant and equipment	58
Intangible assets	250
Goodwill	209
Other assets	85

Total assets acquired	637
Current liabilities	100
Long-term debt, including current portion	59
Future rent obligations related to sale-leaseback agreements	168
Other long-term liabilities	35

Total liabilities assumed	362

Net assets acquired (net cash paid)	$275

Of the $250 million in acquired intangible assets, $212 million was assigned to trademarks/brands. The remaining acquired intangible assets primarily consist of franchise contract rights which will be amortized over thirty years, the typical term of a YGR franchise agreement including renewals. Of the $212 million in trademarks/brands approximately $191 million and $21 million were assigned to the U.S. and International operating segments, respectively. Of the remaining $38 million in intangible assets, approximately $31 million and $7 million were assigned to the U.S. and International operating segments, respectively.

The $209 million in goodwill was assigned to the U.S. operating segment. As we acquired the stock of YGR, none of the goodwill is expected to be deductible for income tax purposes.

Liabilities assumed included approximately $48 million of bank indebtedness that was paid off prior to the end of the second quarter of 2002 and approximately $11 million in capital lease obligations. We also assumed approximately $168 million in present value of future rent obligations related to three existing sale-leaseback agreements entered into by YGR involving approximately 350 LJS units. As a result of liens held by the buyer/lessor on certain personal property within the units, the sale-leaseback agreements were accounted for as financings upon acquisition. As discussed further in Note 14, two of these sale-leaseback agreements were amended during 2003 and are now being accounted for as operating leases.

As of the date of acquisition we recorded approximately $49 million of reserves (“exit liabilities”) related to our plans to consolidate certain support functions, and exit certain markets through store refranchisings and closures, as presented in the table below. The consolidation of certain support functions included the termination of approximately 100 employees. Our remaining exit liabilities, as well as amounts utilized through cash payments during 2003 and 2002, are presented below.

	Severance Benefits	Lease and Other Contract Terminations	Other Costs	Total
Total reserve at acquisition	$ 13	$ 31	$ 5	$ 49
Amounts utilized in 2003	(5)	(5)	(3)	(13)
Amounts utilized in 2002	(8)	-	(1)	(9)

Total reserve as of
December 27, 2003	-	$ 26	$ 1	$ 27

We expensed integration costs of approximately $4 million in 2003 and $6 million in 2002 related to the acquisition. These costs were recorded as AmeriServe and other charges (credits). See Note 7 for further discussion regarding AmeriServe and other charges (credits).

The results of operations for YGR have been included in our Consolidated Financial Statements since the date of acquisition. If the acquisition had been completed as of the beginning of the years ended December 28, 2002 and December 29, 2001, pro forma Company sales and franchise and license fees would have been as follows:

	2002	2001
Company sales	$ 7,139	$ 6,683
Franchise and license fees	877	839

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

Note 5 - Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes:

	2003	2002
Foreign currency translation adjustment	$ (107)	$ (176)
Minimum pension liability adjustment, net of tax	(101)	(71)
Unrealized losses on derivative instruments, net of tax	(2)	(2)

Total accumulated other comprehensive income (loss)	$ (210)	$ (249)

Note 6 - Earnings Per Common Share (“EPS”)

	2003	2002	2001
Net income	$ 617	$ 583	$ 492

Basic EPS:
Weighted-average common shares outstanding	293	296	293

Basic EPS	$ 2.10	$ 1.97	$ 1.68

Diluted EPS:
Weighted-average common shares outstanding	293	296	293
Shares assumed issued on exercise of dilutive share equivalents	52	56	55
Shares assumed purchased with proceeds of dilutive share equivalents	(39)	(42)	(44)

Shares applicable to diluted earnings	306	310	304

Diluted EPS	$ 2.02	$ 1.88	$ 1.62

Unexercised employee stock options to purchase approximately 4 million, 1.4 million and 5.1 million shares of our Common Stock for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the year.

Note 7 - Items Affecting Comparability of Net Income

Facility Actions

Facility actions consists of the following components:

  Refranchising net (gains) losses;
  Store closure costs;
  Impairment of long-lived assets for stores we intend to close and stores we intend to continue to use in the business;
  Impairment of goodwill and indefinite-lived intangible assets subsequent to the adoption of SFAS 142.

	2003	2002	2001
U.S.
Refranchising net (gains) losses(a)(b)	$ (20)	$ (4)	$ (44)
Store closure costs	1	8	13
Store impairment charges	10	15	14
SFAS 142 impairment charges(c)	5	-	-

Facility actions	(4)	19	(17)

International
Refranchising net (gains) losses(a)(b)	16	(15)	5
Store closure costs	5	7	4
Store impairment charges	19	16	9
SFAS 142 impairment charges(c)	-	5	-

Facility actions	40	13	18

Worldwide
Refranchising net (gains) losses(a)(b)	(4)	(19)	(39)
Store closure costs	6	15	17
Store impairment charges	29	31	23
SFAS 142 impairment charges(c)	5	5	-

Facility actions	$ 36	$ 32	$ 1

(a)	Includes initial franchise fees in the U.S. of $3 million in 2003, $1 million in 2002 and $4 million in 2001 and in International of $2 million in 2003, $5 million in 2002 and $3 million in 2001. See Note 9.
(b)	In 2001, U.S. refranchising net (gains) losses included $12 million of previously deferred refranchising gains and International refranchising net (gains) losses included a charge of $11 million to mark to market the net assets of the Singapore business, which was held for sale. The Singapore business was subsequently sold during the third quarter of 2002. In 2003, International refranchising net (gains) losses included a charge of approximately $16 million to write down the carrying value of the Puerto Rican business to fair value.
(c)	In 2003, we recorded a $5 million charge in the U.S. related to the impairment of the A&W trademark/brand (see further discussion at Note 12). In 2002, we recorded a $5 million charge in International related to the impairment of the goodwill of the Pizza Hut France reporting unit.

The following table summarizes the 2003 and 2002 activity related to reserves for remaining lease obligations for stores closed or stores we intend to close.

	Beginning Balance	Amounts Used	New Decisions	Estimate/Decision Changes	Other	Ending Balance
2002 Activity	$ 48	(17)	16	3	1	$ 51

2003 Activity	$ 51	(27)	11	2	3	$ 40

The following table summarizes the carrying values of the major classes of assets held for sale at December 27, 2003 and December 28, 2002. U.S. amounts primarily represent land on which we previously operated restaurants and are net of impairment charges of $2 million and $4 million at December 27, 2003 and December 28, 2002, respectively. The carrying values in International relate primarily to our Puerto Rican business, which we wrote down $16 million during 2003 to reflect then current estimates of its fair value. These write-downs were recorded as a refranchising loss. The carrying values of liabilities of the Puerto Rican business that we anticipate will be assumed by a buyer were not significant at December 27, 2003 or at December 28, 2002.

	December 27, 2003
	U.S.	International	Worldwide
Property, plant and equipment, net	$ 9	$ 73	$ 82
Goodwill	-	12	12
Other assets	-	2	2

Assets classified as held for sale	$ 9	$ 87	$ 96

	December 28, 2002
	U.S.	International	Worldwide
Property, plant and equipment, net	$ 7	$ 89	$ 96
Goodwill	-	13	13
Other assets	-	2	2

Assets classified as held for sale	$ 7	$ 104	$ 111

The following table summarizes Company sales and restaurant profit related to stores held for sale at December 27, 2003, or disposed of through refranchising or closure during 2003, 2002 and 2001. Stores disposed of through closure include certain stores we have relocated within the same trade area. The operations of such stores classified as held for sale as of December 27, 2003 or December 28, 2002 or disposed of in 2003 or 2002, which meet the conditions of SFAS 144 for reporting as discontinued operations were not material. Restaurant profit represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses.

	2003	2002	2001
Stores held for sale at December 27, 2003:
Sales	$ 187	$ 189	$ 184
Restaurant profit	34	28	23
Stores disposed of in 2003, 2002 and 2001:
Sales	$ 158	$ 324	$ 640
Restaurant profit	14	37	67

Restaurant profit on stores held for sale includes a benefit from the suspension of depreciation and amortization of approximately $13 million and $4 million in 2003 and 2002, respectively.

Wrench Litigation

Expense of $42 million for 2003 reflects the legal judgment against Taco Bell Corp. on June 4, 2003 in Wrench v. Taco Bell Corp. and related interest. See Note 24 for a discussion of Wrench litigation.

AmeriServe and Other Charges (Credits)

AmeriServe Food Distribution Inc. (“AmeriServe”) was the primary distributor of food and paper supplies to our U.S. stores when it filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2000. A plan of reorganization for AmeriServe (the “POR”) was approved on November 28, 2000, which resulted in, among other things, the assumption of our distribution agreement, subject to certain amendments, by McLane Company, Inc. During the AmeriServe bankruptcy reorganization process, we took a number of actions to ensure continued supply to our system. Those actions resulted in significant expense for the Company, primarily recorded in 2000. Under the POR we are entitled to proceeds from certain residual assets, preference claims and other legal recoveries of the estate.

We classify expenses and recoveries related to AmeriServe, as well as integration costs related to our acquisition of YGR, costs to defend certain wage and hour litigation and certain other items, as AmeriServe and other charges (credits). These amounts were classified as unusual items in previous years.

Income of $26 million was recorded as AmeriServe and other charges (credits) for 2003 and primarily includes recoveries related to the AmeriServe bankruptcy reorganization process. Income of $27 million was recorded as AmeriServe and other charges (credits) for 2002, primarily resulting from recoveries related to the AmeriServe bankruptcy reorganization process, partially offset by integration costs related to our acquisition of YGR and costs to defend certain wage and hour litigation. Income of $3 million was recorded as AmeriServe and other charges (credits) for 2001, which primarily included recoveries related to the AmeriServe bankruptcy reorganization process offset by aggregate settlement costs associated with certain litigation, and expenses, primarily severance, related to decisions to streamline certain support functions. The reserves related to decisions to streamline certain support functions were utilized in 2002.

Note 8 - Supplemental Cash Flow Data

	2003	2002	2001
Cash Paid for:
Interest	$ 178	$ 153	$ 164
Income taxes	196	200	264
Significant Non-Cash Investing and Financing Activities:
Assumption of debt and capital leases related to the
acquisition of YGR	$ -	$ 227	$ -
Capital lease obligations incurred to acquire assets	9	23	18
Contribution of non-cash net assets to an
unconsolidated affiliate	-	-	21
Assumption of liabilities in connection with a franchise
acquisition	-	-	36
Fair market value of assets received in connection with
a non-cash acquisition	-	-	9
Debt reduction due to amendment of sale-lease back
agreements (See Note 14)	88	-	-

On November 10, 2003 our unconsolidated affiliate in Canada was dissolved. Upon dissolution, the Company assumed operation of certain units that were previously operated by the unconsolidated affiliate. The Company also assumed ownership of the assets related to the units that it now operates, as well as the real estate associated with certain units previously owned and operated by the unconsolidated affiliate that are now operated by franchisees (either our former partner in the unconsolidated affiliate or a publicly-held Income Trust in Canada). The acquired real estate associated with the units that are not operated by the Company is being leased to the franchisees. The resulting reduction in our investments in unconsolidated affiliates ($56 million at November 10, 2003) was primarily offset by increases in property, plant and equipment, net and capital lease receivables (included in other assets). The Company realized an immaterial gain upon the dissolution of the unconsolidated affiliate. This gain was realized as the fair value of our increased ownership in the assets received was greater than our carrying value in those assets, and was net of expenses associated with the dissolution.

Note 9 - Franchise and License Fees

	2003	2002	2001
Initial fees, including renewal fees	$ 36	$ 33	$ 32
Initial franchise fees included in refranchising gains	(5)	(6)	(7)

	31	27	25
Continuing fees	908	839	790

	$ 939	$ 866	$ 815

Note 10 - Other (Income) Expense

	2003	2002	2001
Equity income from investments in unconsolidated affiliates	$ (39)	$ (29)	$ (26)
Foreign exchange net (gain) loss	(2)	(1)	3

	$ (41)	$ (30)	$ (23)

Note 11 - Property, Plant and Equipment, net

	2003	2002
Land	$ 662	$ 621
Buildings and improvements	2,861	2,742
Capital leases, primarily buildings	119	102
Machinery and equipment	1,964	1,736

	5,606	5,201
Accumulated depreciation and amortization	(2,326)	(2,164)

	$ 3,280	$ 3,037

Depreciation and amortization expense related to property, plant and equipment was $388 million, $357 million and $320 million in 2003, 2002 and 2001, respectively.

Note 12 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	U.S.	International	Worldwide
Balance as of December 29, 2001	$ 21	$ 38	$ 59
Reclassification of reacquired franchise rights(a)	145	96	241
Impairment(b)	-	(5)	(5)
Acquisitions, disposals and other, net(c)	206	(16)	190

Balance as of December 28, 2002	$ 372	$ 113	$ 485
Acquisitions, disposals and other, net(d)	14	22	36

Balance as of December 27, 2003	$ 386	$ 135	$ 521

(a)	The Company's business combinations have included acquiring restaurants from our franchisees. Prior to the adoption of SFAS 141, the primary intangible asset to which we generally allocated value in these business combinations was reacquired franchise rights. We determined that reacquired franchise rights did not meet the criteria of SFAS 141 to be recognized as an asset apart from goodwill. Accordingly, on December 30, 2001, we reclassified $241 million of reacquired franchise rights to goodwill, net of related deferred tax liabilities of $53 million, ($27 million for the U.S. and $26 million for International).

(b)	Represents impairment of the goodwill of the Pizza Hut France reporting unit.
(c)	Includes goodwill related to the YGR purchase price allocation. For International, includes a $13 million transfer of goodwill to assets held for sale (see Note 7).
(d)	Primarily includes goodwill recorded as a result of acquisitions of restaurants from franchisees.

Intangible assets, net for the years ended 2003 and 2002 are as follows:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Franchise contract rights	$ 141	$ (49)	$ 135	$ (43)
Trademarks/brands	67	(1)	-	-
Favorable operating leases	19	(13)	21	(13)
Pension-related intangible	14	-	18	-
Other	31	(23)	26	(23)

	$ 272	$ (86)	$ 200	$ (79)

Unamortized intangible assets
Trademarks/brands	$ 171		$ 243

The most significant recorded trademark/brand assets resulted when we acquired YGR in 2002. The fair value of a trademark/brand is determined based upon the value derived from the royalty we avoid, in the case of Company stores, or receive, in the case of franchise and licensee stores, for the use of the trademark/brand. This fair value determination is thus largely dependent upon our estimation of sales attributable to the trademark/brand.

The fair value of the LJS trademark/brand was determined to be in excess of its carrying value during our 2003 annual impairment test. The estimate of sales attributable to the LJS trademark/brand at the date of this test reflected the opportunities we believe exist with regard to increased penetration of LJS, for both stand-alone units and as a multibrand partner. Accordingly, we now believe our system's development capital, at least through the term of our current projections, will be primarily directed towards LJS.

The decision to focus short-term development largely on increased penetration of LJS and our discretionary capital spending limits have resulted in less than originally planned development of A&W in the near term. Additionally, while we continue to view A&W as a viable multibrand partner, subsequent to acquisition we decided to close or refranchise all Company-owned A&W restaurants that we had acquired. These restaurants were low-volume, mall-based units that were inconsistent with the remainder of our Company-owned portfolio. Both the decision to close these Company-owned A&W units and the decision to focus on short-term development opportunities at LJS negatively impacted the fair value of the A&W trademark/brand. Accordingly, we recorded a $5 million charge in 2003 to facility actions to write the value of the A&W trademark/brand down to its fair value.

Historically, we have considered the assets acquired representing trademark/brand to have indefinite useful lives due to our expected use of the asset and the lack of legal, regulatory, contractual, competitive, economic or other factors that may limit their useful lives. As required by SFAS 142, we reconsider the remaining useful life of indefinite-life intangible assets each reporting period. Subsequent to the recording of the impairment of the A&W trademark/brand, we began amortizing its remaining balance over a period of thirty years (less than $1 million of amortization expense was recorded in 2003). While we continue to incorporate development of the A&W trademark/brand into our multibranding plans, our decision to no longer operate the acquired stand-alone Company-owned A&W restaurants is considered a factor that limits its useful life. Accordingly, we are amortizing the remaining balance of the A&W trademark/brand over a period of thirty years, the typical term of our multibrand franchise agreements including renewals. We continue to believe that all of our other recorded trademark/brand assets have indefinite lives.

As a result of adopting SFAS 142, we ceased amortization of goodwill and indefinite-lived intangible assets beginning December 30, 2001. Amortization expense for definite-lived intangible assets was $7 million in 2003 and $6 million in 2002, respectively. Amortization expense for goodwill and all intangible assets was $37 million in 2001. Amortization expense for definite-lived intangible assets will approximate $9 million in 2004, $8 million in 2005 and 2006, and $7 million in both 2007 and 2008.

The following table provides a reconciliation of reported net income to adjusted net income as though SFAS 142 had been effective for the year ended 2001:

	2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$ 492	$ 1.68	$ 1.62
Add back amortization expense (net of tax):
Goodwill	25	0.09	0.09
Trademarks/brands	1	-	-

Adjusted net income	$ 518	$ 1.77	$ 1.71

Note 13 - Accounts Payable and Other Current Liabilities

	2003	2002
Accounts payable	$ 439	$ 417
Accrued compensation and benefits	257	258
Other current liabilities	517	491

	$ 1,213	$ 1,166

Note 14 - Short-term Borrowings and Long-term Debt

	2003	2002
Short-term Borrowings
Current maturities of long-term debt	$ 10	$ 12
International lines of credit	-	115
Other	-	19

	$ 10	$ 146

Long-term Debt
Senior, unsecured Revolving Credit Facility, expires June 2005	$ -	$ 153
Senior, Unsecured Notes, due May 2005	351	351
Senior, Unsecured Notes, due April 2006	200	200
Senior, Unsecured Notes, due May 2008	251	251
Senior, Unsecured Notes, due April 2011	645	645
Senior, Unsecured Notes, due July 2012	398	398
Capital lease obligations (See Note 15)	112	99
Other, due through 2010 (6% - 12%)	80	170

	2,037	2,267
Less current maturities of long-term debt	(10)	(12)

Long-term debt excluding SFAS 133 adjustment	2,027	2,255
Derivative instrument adjustment under SFAS 133 (See Note 16)	29	44

Long-term debt including SFAS 133 adjustment	$ 2,056	$ 2,299

Our primary bank credit agreement comprises a senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures on June 25, 2005. On December 26, 2003, we voluntarily reduced our maximum borrowings under the Credit Facility from $1.2 billion to $1.0 billion. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. We were in compliance with all debt covenants at December 27, 2003.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit less outstanding letters of credit. At December 27, 2003, our unused Credit Facility totaled $737 million, net of outstanding letters of credit of $263 million. There were no borrowings outstanding under the Credit Facility at the end of the year. The interest rate for borrowings under the Credit Facility ranges from 1.0% to 2.0% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.65% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly. In 2003, 2002 and 2001, we expensed facility fees of approximately $6 million, $5 million and $4 million, respectively. At December 28, 2002, the weighted average contractual interest rate on borrowings outstanding under the Credit Facility was 2.6%.

In 1997, we filed a shelf registration statement with the Securities and Exchange Commission for offerings of up to $2 billion of senior unsecured debt. In June 2002, we issued $400 million of 7.70% Senior Unsecured Notes due July 1, 2012 (the “2012 Notes”). The net proceeds from the issuance of the 2012 Notes were used to repay indebtedness under the Credit Facility. Additionally, we capitalized debt issuance costs of approximately $5 million related to the 2012 Notes in the third quarter of 2002. The following table summarizes all Senior Unsecured Notes issued under this shelf registration through December 27, 2003:

			Interest Rate
Issuance Date	Maturity Date	Principal Amount	Stated	Effective(d)
May 1998	May 2005(a)	$ 350	7.45%	7.62%
May 1998	May 2008(a)	250	7.65%	7.81%
April 2001	April 2006(b)	200	8.50%	9.04%
April 2001	April 2011(b)	650	8.88%	9.20%
June 2002	July 2012(c)	400	7.70%	8.04%

(a)	Interest payments commenced on November 15, 1998 and are payable semi-annually thereafter.
(b)	Interest payments commenced on October 15, 2001 and are payable semi-annually thereafter.
(c)	Interest payments commenced on January 1, 2003 and are payable semi-annually thereafter.
(d)	Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks. Does not include the effect of any interest rate swaps as described in Note 16.

We have $150 million remaining for issuance under the $2 billion shelf registration.

In connection with our acquisition of YGR in 2002, we assumed approximately $168 million in present value of future rent obligations related to three existing sale-leaseback agreements entered into by YGR involving approximately 350 LJS units. As a result of liens held by the buyer/lessor on certain personal property within the units, the sale-leaseback agreements were accounted for as financings upon acquisition. On August 15, 2003, we amended two of these sale-leaseback agreements to remove the liens on the personal property within the units. As the two amended agreements now qualify for sale-leaseback accounting, they will be accounted for as operating leases. Accordingly, the future rent obligations associated with the two amended agreements, previously recorded as long-term debt of $88 million, are no longer reflected on our Consolidated Balance Sheet as of December 27, 2003. There was no gain or loss recorded as a result of this transaction.

The annual maturities of long-term debt as of December 27, 2003, excluding capital lease obligations of $112 million and derivative instrument adjustments of $29 million, are as follows:

Year ended:
2004	$ 1
2005	351
2006	202
2007	2
2008	252
Thereafter	1,122

Total	$ 1,930

Interest expense on short-term borrowings and long-term debt was $185 million, $180 million and $172 million in 2003, 2002 and 2001, respectively.

Note 15 - Leases

We have non-cancelable commitments under both capital and long-term operating leases, primarily for our restaurants. Capital and operating lease commitments expire at various dates through 2087 and, in many cases, provide for rent escalations and renewal options. Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2004	$ 15	$ 320	$ 8	$ 22
2005	15	290	8	20
2006	14	250	7	19
2007	13	227	7	18
2008	13	204	6	17
Thereafter	122	1,193	63	102

	$ 192	$ 2,484	$ 99	$ 198

At year-end 2003, the present value of minimum payments under capital leases was $112 million. At December 27, 2003 and December 28, 2002 unearned income associated with direct financing lease receivables was $41 million and $9 million, respectively.

The details of rental expense and income are set forth below:

	2003	2002	2001
Rental expense
Minimum	$ 329	$ 303	$ 268
Contingent	44	40	25

	$ 373	$ 343	$ 293

Minimum rental income	$ 14	$ 11	$ 14

Contingent rentals are generally based on sales levels in excess of stipulated amounts contained in the lease agreements.

Note 16 - Financial Instruments

Derivative Instruments

Interest Rates - We enter into interest rate swaps and forward rate agreements with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our debt. Under the contracts, we agree with other parties to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. At December 27, 2003 and December 28, 2002, we had outstanding pay-variable interest rate swaps with notional amounts of $350 million. These swaps have reset dates and floating rate indices which match those of our underlying fixed-rate debt and have been designated as fair value hedges of a portion of that debt. As the swaps qualify for the short-cut method under SFAS 133 no ineffectiveness has been recorded. The fair value of these swaps as of December 27, 2003 and December 28, 2002 was approximately $31 million and $48 million, respectively, and has been included in other assets. The portion of this fair value which has not yet been recognized as a reduction to interest expense (approximately $29 million and $44 million at December 27, 2003 and December 28, 2002, respectively) has been included in long-term debt.

During 2002, we entered into treasury locks with notional amounts totaling $250 million. These treasury locks were entered into to hedge the risk of changes in future interest payments attributable to changes in the benchmark interest rate prior to issuance of additional fixed-rate debt. These locks were designated and effective in offsetting the variability in cash flows associated with the future interest payments on a portion of the 2012 Notes. Thus, the insignificant loss at which these treasury locks were settled will be recognized as an increase to interest on the debt through 2012.

Foreign Exchange - We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated financial instruments, the majority of which are intercompany short-term receivables and payables. The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables. For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item. No significant ineffectiveness was recognized in 2003 or 2002 for those foreign currency forward contracts designated as cash flow hedges.

Commodities - We also utilize on a limited basis commodity futures and options contracts to mitigate our exposure to commodity price fluctuations over the next twelve months. Those contracts have not been designated as hedges under SFAS 133. Commodity future and options contracts entered into for the fiscal years ended December 27, 2003 and December 28, 2002 did not significantly impact the Consolidated Financial Statements.

Deferred Amounts in Accumulated Other Comprehensive Income (Loss) - As of December 27, 2003, we had a net deferred loss associated with cash flow hedges of approximately $2 million, net of tax. Of this amount, we estimate that a net after-tax loss of less than $1 million will be reclassified into earnings through December 25, 2004. The remaining net after-tax loss of approximately $2 million, which arose from the settlement of treasury locks entered into prior to the issuance of certain amounts of our fixed-rate debt, will be reclassified into earnings from December 26, 2004 through 2012 as an increase to interest expense on this debt.

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

Fair Value

At December 27, 2003 and December 28, 2002, the fair values of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of notes receivable approximates carrying value after consideration of recorded allowances.

The carrying amounts and fair values of our other financial instruments subject to fair value disclosures are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt,
excluding capital leases and the derivative
instrument adjustments	$ 1,925	$ 2,181	$ 2,302	$ 2,470

Debt-related derivative instruments:
Open contracts in a net asset position	31	31	48	48

Foreign currency-related derivative
instruments:
Open contracts in a net asset (liability) position	-	-	(1)	(1)

Lease guarantees	8	37	4	42

Guarantees of supporting financial arrangements
of certain franchisees, unconsolidated
affiliates and other third parties	8	10	16	17

Letters of credit	-	3	-	3

We estimated the fair value of debt, debt-related derivative instruments, foreign currency-related derivative instruments, guarantees and letters of credit using market quotes and calculations based on market rates.

Note 17 - Pension and Postretirement Medical Benefits

Pension Benefits

We sponsor noncontributory defined benefit pension plans covering substantially all full-time U.S. salaried employees, certain hourly employees and certain international employees. The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other plan are paid by the Company as incurred. During 2001, the Plan was amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in the Plan. Benefits are based on years of service and earnings or stated amounts for each year of service.

Postretirement Medical Benefits

Our postretirement plan provides health care benefits, principally to U.S. salaried retirees and their dependents. This plan includes retiree cost sharing provisions. During 2001, the plan was amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in this plan. Employees hired prior to September 30, 2001 are eligible for benefits if they meet age and service requirements and qualify for retirement benefits.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which introduces a Medicare prescription drug benefit as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. On January 12, 2004 the FASB issued Financial Staff Position No. 106a, “Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106a”) to discuss certain accounting and disclosure issues raised by the Act. We have elected to defer the measurement and disclosure requirements under the provisions of FSP 106a until specific authoritative guidance is issued by the FASB later in 2004. The reported accumulated benefit obligation and net periodic benefit costs of our postretirement plan do not reflect the effects of the Act. The authoritative guidance, when issued, could require revisions to previously reported information. While we may be eligible for benefits under the Act based on the prescription drug benefits provided in our postretirement plan, we do not believe such benefits will have a material impact on our Consolidated Financial Statements.

We use a measurement date of September 30 for our pension and post-retirement medical plans described above.

Obligation and Funded status at September 30:

	Pension Benefits		Postretirement Medical Benefits
	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$ 501	$ 420	$ 68	$ 58
Service cost	26	22	2	2
Interest cost	34	31	5	4
Plan amendments	-	14	-	-
Curtailment gain	(1)	(3)	-	-
Benefits and expenses paid	(21)	(16)	(4)	(3)
Actuarial loss	90	33	10	7

Benefit obligation at end of year	$ 629	$ 501	$ 81	$ 68

Change in plan assets
Fair value of plan assets at beginning of year	$ 251	$ 291
Actual return on plan assets	52	(24)
Employer contributions	157	1
Benefits paid	(21)	(16)
Administrative expenses	(1)	(1)

Fair value of plan assets at end of year	$ 438	$ 251

Funded status	$ (191)	$ (250)	$ (81)	$ (68)
Employer contributions	-	25 (a)	-	-
Unrecognized actuarial loss	230	169	28	18
Unrecognized prior service cost	12	16	-	-

Net amount recognized at year-end	$ 51	$ (40)	$ (53)	$ (50)

(a)	Reflects a contribution made between the September 30, 2002 measurement date and December 28, 2002.

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$ (125)	$ (172)	$ (53)	$ (50)
Intangible asset	14	18	-	-
Accumulated other comprehensive loss	162	114	-	-

	$ 51	$ (40)	$ (53)	$ (50)

Additional Information
Other comprehensive loss attributable to change in additional minimum liability recognition	$ 48	$ 76

Additional year-end information for pension plans with accumulated benefit obligtations in excess of plan assets
Projected benefit obligation	$ 629	$ 501
Accumulated benefit obligation	563	448
Fair value of plan assets	438	251

While we are not required to make contributions to the Plan in 2004, we may make discretionary contributions during the year based on our estimate of the Plan's expected September 30, 2004 funded status.

Components of Net Periodic Benefit Cost

	Pension Benefits
	2003	2002	2001
Service cost	$ 26	$ 22	$ 20
Interest cost	34	31	28
Amortization of prior service cost	4	1	1
Expected return on plan assets	(30)	(28)	(29)
Recognized actuarial loss	6	1	1

Net periodic benefit cost	$ 40	$ 27	$ 21

Additional loss recognized due to:
Curtailment	$ -	$ 1	$ -
Special termination benefits	-	-	2

	Postretirement Medical Benefits
	2003	2002	2001
Service cost	$ 2	$ 2	$ 2
Interest cost	5	4	4
Amortization of prior service cost	-	-	(1)
Recognized actuarial loss	1	1	-

Net periodic benefit cost	$ 8	$ 7	$ 5

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits. Curtailment gains and losses have generally been recognized in facility actions as they have resulted primarily from refranchising and closure activities.

Weighted-average assumptions used to determine benefit obligations at September 30:

	Pension Benefits		Postretirement Medical Benefits
	2003	2002	2003	2002
Discount rate	6.25%	6.85%	6.25%	6.85%
Rate of compensation increase	3.75%	3.85%	3.75%	3.85%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:

	Pension Benefits			Postretirement Medical Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.85%	7.60%	8.03%	6.85%	7.58%	8.27%
Long-term rate of return on plan
assets	8.50%	10.00%	10.00%	-	-	-
Rate of compensation increase	3.85%	4.60%	5.03%	3.85%	4.60%	5.03%

Our estimated long-term rate of return on plan assets represents a weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

Assumed health care cost trend rates at September 30:

	Postretirement Medical Benefits
	2003	2002
Health care cost trend rate assumed for next year	12%	12%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2012	2011

There is a cap on our medical liability for certain retirees. The cap for Medicare eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees is expected to be reached between the years 2007-2008; once the cap is reached, our annual cost per retiree will not increase.

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$ -	$ -
Effect on postretirement benefit obligation	$ 4	$ (3)

Plan Assets

Our pension plan weighted-average asset allocations at September 30, by asset category are set forth below:

Asset Category	2003	2002

Equity securities	65%	62%
Debt securities	30%	37%
Cash	5%	1%

Total	100%	100%

Our primary objectives regarding the pension assets are to optimize return on assets subject to acceptable risk and to maintain liquidity, meet minimum funding requirements and minimize plan expenses. To achieve these objectives we have adopted a passive investment strategy in which the asset performance is driven primarily by the investment allocation. Our target investment allocation is 70% equity securities and 30% debt securities, consisting primarily of low cost index mutual funds that track several sub-categories of equity and debt security performance. The investment strategy is primarily driven by lower participant ages and reflects a long-term investment horizon favoring a higher equity component in the investment allocation.

A mutual fund held as an investment by the pension plan includes YUM stock in the amounts of $0.2 million and $0.1 million at September 30, 2003 and 2002 (less than 1% of total plan assets in each instance).

Note 18 - Stock-Based Employee Compensation

At year-end 2003, we had four stock option plans in effect: the YUM! Brands, Inc. Long-Term Incentive Plan (“1999 LTIP”), the 1997 Long-Term Incentive Plan (“1997 LTIP”), the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan (“RGM Plan”) and the YUM! Brands, Inc. SharePower Plan (“SharePower”). During 2003, the 1999 LTIP was amended, subsequent to shareholder approval, to increase the total number of shares available for issuance and to make certain other technical and clarifying changes.

We may grant awards of up to 29.8 million shares and 45.0 million shares of stock under the 1999 LTIP, as amended, and 1997 LTIP, respectively. Potential awards to employees and non-employee directors under the 1999 LTIP include stock options, incentive stock options, stock appreciation rights, restricted stock, stock units, restricted stock units, performance shares and performance units. Potential awards to employees and non-employee directors under the 1997 LTIP include stock appreciation rights, restricted stock and performance restricted stock units. Prior to January 1, 2002, we also could grant stock options and incentive stock options under the 1997 LTIP. We have issued only stock options and performance restricted stock units under the 1997 LTIP and have issued only stock options under the 1999 LTIP.

We may grant stock options under the 1999 LTIP to purchase shares at a price equal to or greater than the average market price of the stock on the date of grant. New option grants under the 1999 LTIP can have varying vesting provisions and exercise periods. Previously granted options under the 1997 LTIP and 1999 LTIP vest in periods ranging from immediate to 2007 and expire ten to fifteen years after grant.

We may grant options to purchase up to 15.0 million shares of stock under the RGM Plan at a price equal to or greater than the average market price of the stock on the date of grant. RGM Plan options granted have a four year vesting period and expire ten years after grant. We may grant options to purchase up to 14.0 million shares of stock at a price equal to or greater than the average market price of the stock on the date of grant under SharePower. Previously granted SharePower options have expirations through 2013.

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

We estimated the fair value of each option grant made during 2003, 2002 and 2001 as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	3.0%	4.3%	4.7%
Expected life (years)	6.0	6.0	6.0
Expected volatility	33.6%	33.9%	32.7%
Expected dividend yield	0.0%	0.0%	0.0%

A summary of the status of all options granted to employees and non-employee directors as of December 27, 2003, December 28, 2002 and December 29, 2001, and changes during the years then ended is presented below (tabular options in thousands):

	December 27, 2003		December 28, 2002		December 29, 2001
	Options	Wtd. Avg. Exercise Price	Options	Wtd. Avg. Exercise Price	Options	Wtd. Avg. Exercise Price
Outstanding at beginning of year	49,630	$17.54	54,452	$16.04	53,358	$15.60
Granted at price equal to average
market price	7,344	24.78	6,974	25.52	10,019	17.34
Exercised	(6,902)	16.18	(8,876)	14.06	(3,635)	11.56
Forfeited	(3,101)	19.18	(2,920)	19.07	(5,290)	17.16

Outstanding at end of year	46,971	$18.77	49,630	$17.54	54,452	$16.04

Exercisable at end of year	19,875	$17.22	17,762	$13.74	12,962	$12.76

Weighted average fair value of options
granted during the year	$ 9.43		$10.44		$7.10

The following table summarizes information about stock options outstanding and exercisable at December 27, 2003 (tabular options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Options	Wtd. Avg. Exercise Price
$ 0 - 10	882	1.11	$ 7.70	882	$ 7.70
10 - 15	7,757	3.29	12.73	7,109	12.72
15 - 20	20,568	6.09	16.12	5,861	16.36
20 - 30	16,656	7.72	24.42	5,379	23.39
30 - 40	1,108	7.22	34.05	644	36.30

	46,971			19,875

In November 1997, we granted two awards of performance restricted stock units of YUM's Common Stock to our Chief Executive Officer (“CEO”). The awards were made under the 1997 LTIP and may be paid in Common Stock or cash at the discretion of the Compensation Committee of the Board of Directors. Payment of an award of $2.7 million was contingent upon the CEO's continued employment through January 25, 2001 and our attainment of certain pre-established earnings thresholds. In January 2001, our CEO received a cash payment of $2.7 million following the Compensation Committee's certification of YUM's attainment of the pre-established earnings threshold. Payment of an award of $3.6 million is contingent upon his employment through January 25, 2006 and our attainment of certain pre-established earnings thresholds. The annual expense related to these awards included in earnings was $0.4 million for 2003, $0.4 million for 2002 and $0.5 million for 2001.

Note 19 - Other Compensation and Benefit Programs

We sponsor two deferred compensation benefit programs, the Restaurant Deferred Compensation Plan and the Executive Income Deferral Program (the “RDC Plan” and the “EID Plan,” respectively) for eligible employees and non-employee directors.

Effective October 1, 2001, participants can no longer defer funds into the RDC Plan. Prior to that date, the RDC Plan allowed participants to defer a portion of their annual salary. The participant's balances will remain in the RDC Plan until their scheduled distribution dates. As defined by the RDC Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants. Investment options in the RDC Plan consist of phantom shares of various mutual funds and YUM Common Stock. We recognize compensation expense for the appreciation or depreciation, if any, attributable to all investments in the RDC Plan, and prior to October 1, 2001, for any matching contributions. Our obligations under the RDC program as of the end of 2003 and 2002 were $11 million and $10 million, respectively. We recognized annual compensation expense of $3 million in 2003, less than $1 million in 2002 and $3 million in 2001 for the RDC Plan.

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

Our cash obligations under the EID Plan as of the end of 2003 and 2002 were $25 million and $24 million, respectively. We recognized compensation expense of $3 million in 2003, $2 million in 2002 and $4 million in 2001 for the EID Plan.

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees. During 2003, participants were able to elect to contribute up to 25% of eligible compensation on a pre-tax basis (the maximum participant contribution increased from 15% to 25% effective January 1, 2003). Participants may allocate their contributions to one or any combination of 10 investment options within the 401(k) Plan. Effective October 1, 2001, the 401(k) Plan was amended such that the Company matches 100% of the participant's contribution up to 3% of eligible compensation and 50% of the participant's contribution on the next 2% of eligible compensation. All matching contributions are made to the YUM Common Stock Fund. Prior to this amendment, we made a discretionary matching contribution equal to a predetermined percentage of each participant's contribution to the YUM Common Stock Fund. We determined our percentage match at the beginning of each year based on the immediate prior year performance of our Concepts. We recognized as compensation expense our total matching contribution of $10 million in 2003, $8 million in 2002 and $5 million in 2001.

Note 20 - Shareholders' Rights Plan

In July 1998, our Board of Directors declared a dividend distribution of one right for each share of Common Stock outstanding as of August 3, 1998 (the “Record Date”). As a result of the two-for-one stock split distributed on June 17, 2002, each holder of Common Stock is entitled to one right for every two shares of Common Stock (one-half right per share). Each right initially entitles the registered holder to purchase a unit consisting of one one-thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, without par value, at a purchase price of $130 per Unit, subject to adjustment. The rights, which do not have voting rights, will become exercisable for our Common Stock ten business days following a public announcement that a person or group has acquired, or has commenced or intends to commence a tender offer for, 15% or more, or 20% or more if such person or group owned 10% or more on the adoption date of this plan, of our Common Stock. In the event the rights become exercisable for Common Stock, each right will entitle its holder (other than the Acquiring Person as defined in the Agreement) to purchase, at the right's then-current exercise price, YUM Common Stock having a value of twice the exercise price of the right. In the event the rights become exercisable for Common Stock and thereafter we are acquired in a merger or other business combination, each right will entitle its holder to purchase, at the right's then-current exercise price, common stock of the acquiring company having a value of twice the exercise price of the right.

We can redeem the rights in their entirety, prior to becoming exercisable, at $0.01 per right under certain specified conditions. The rights expire on July 21, 2008, unless we extend that date or we have earlier redeemed or exchanged the rights as provided in the Agreement.

This description of the rights is qualified in its entirety by reference to the original Rights Agreement, dated July 21, 1998, and the Agreement of Substitution and Amendment of Common Share Rights Agreement, dated August 28, 2003, between YUM and American Stock Transfer and Trust Company, the Rights Agent (both including the exhibits thereto).

Note 21 - Share Repurchase Program

In November 2003, our Board of Directors authorized a new share repurchase program. This program authorizes us to repurchase, through May 21, 2005, up to $300 million of our outstanding Common Stock (excluding applicable transaction fees). During 2003, we repurchased approximately 169,000 shares for approximately $5.7 million under this program at an average price per share of approximately $34. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

In November 2002, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. This share repurchase program was completed in 2003. During 2003, we repurchased approximately 9.2 million shares for approximately $272 million at an average price per share of approximately $30 under this program. During 2002, we repurchased approximately 1.2 million shares for approximately $28 million at an average price per share of approximately $24 under this program.

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

Note 22 - Income Taxes

The details of our income tax provision (benefit) are set forth below. Amounts do not include the income tax benefit of approximately $1 million on the $2 million cumulative effect adjustment recorded on December 29, 2002 due to the adoption of SFAS 143.

	2003	2002	2001

Current: Federal	$ 181	$ 137	$ 200
Foreign	114	93	75
State	(4)	24	38

	291	254	313

Deferred: Federal	(23)	29	(29)
Foreign	(16)	(6)	(33)
State	16	(2)	(10)

	(23)	21	(72)

	$ 268	$ 275	$ 241

Taxes payable were reduced by $26 million, $49 million and $13 million in 2003, 2002 and 2001, respectively, as a result of stock option exercises. In addition, goodwill and other intangibles were reduced by $8 million in 2001 as a result of the settlement of a disputed claim with the Internal Revenue Service relating to the deductibility of reacquired franchise rights and other intangibles offset by an $8 million reduction in deferred and accrued taxes payable.

Valuation allowances related to deferred tax assets in certain states increased by $6 million ($4 million, net of federal tax) and $1 million ($1 million, net of federal tax) and in foreign countries increased by $19 million and $6 million in 2003 and 2002, respectively, as a result of determining that it is more likely than not that certain loss carryforwards will not be utilized prior to expiration. In 2001, valuation allowances related to deferred tax assets in certain states and foreign countries were reduced by $9 million ($6 million, net of federal tax) and $6 million, respectively, as a result of determining that these assets will be utilized prior to expiration.

The deferred foreign tax provision for both 2002 and 2001 included a $2 million credit to reflect the impact of changes in statutory tax rates in various countries.

U.S. and foreign income before income taxes are set forth below:

	2003	2002	2001
U.S.	$ 669	$ 665	$ 599
Foreign	217	193	134

	$ 886	$ 858	$ 733

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2003	2002	2001
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.8	2.0	2.1
Foreign and U.S. tax effects attributable to foreign operations	(3.6)	(2.8)	(0.7)
Adjustments to reserves and prior years	(1.7)	(1.8)	(1.8)
Foreign tax credit amended return benefit	(4.1)	-	-
Valuation allowance additions (reversals)	2.8	-	(1.7)
Other, net	-	(0.3)	(0.1)

Effective income tax rate	30.2%	32.1%	32.8%

We amended certain prior year returns in 2003 upon our determination that it was more beneficial to claim credit on our U.S. tax returns for foreign taxes paid than to deduct such taxes, as had been done when the returns were originally filed. The benefit for amending such returns will be non-recurring.

The details of 2003 and 2002 deferred tax liabilities (assets) are set forth below:

	2003	2002
Intangible assets and property, plant and equipment	$ 232	$ 229
Other	101	76

Gross deferred tax liabilities	$ 333	$ 305

Net operating loss and tax credit carryforwards	$ (231)	$ (194)
Employee benefits	(115)	(100)
Self-insured casualty claims	(52)	(58)
Capital leases and future rent obligations related to sale-leaseback agreements	(86)	(114)
Various liabilities and other	(362)	(303)

Gross deferred tax assets	(846)	(769)
Deferred tax asset valuation allowances	183	155

Net deferred tax assets	(663)	(614)

Net deferred tax (assets) liabilities	$ (330)	$ (309)

Reported in Consolidated Balance Sheets as:
Deferred income tax assets	$ (165)	$ (121)
Other assets	(178)	(222)
Accounts payable and other current liabilities	13	34

	$ (330)	$ (309)

A determination of the unrecognized deferred tax liability for temporary differences related to our investments in foreign subsidiaries and investments in foreign unconsolidated affiliates that are essentially permanent in duration is not practicable.

We have available net operating loss and tax credit carryforwards totaling approximately $1.5 billion at December 27, 2003 to reduce future tax of YUM and certain subsidiaries. The carryforwards are related to a number of foreign and state jurisdictions. Of these carryforwards, $18 million expire in 2004 and $1.2 billion expire at various times between 2005 and 2021. The remaining carryforwards of approximately $313 million do not expire.

Note 23 - Reportable Operating Segments

We are principally engaged in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut and Taco Bell concepts, and since May 7, 2002, the LJS and A&W concepts, which were added when we acquired YGR. KFC, Pizza Hut, Taco Bell, LJS and A&W operate throughout the U.S. and in 88, 86, 12, 3 and 13 countries and territories outside the U.S., respectively. Our five largest international markets based on operating profit in 2003 are China, United Kingdom, Australia, Canada and Korea. At December 27, 2003, we had investments in 9 unconsolidated affiliates outside the U.S. which operate principally KFC and/or Pizza Hut restaurants. These unconsolidated affiliates operate in China, Japan, Poland and the United Kingdom. Additionally, we had an investment in an unconsolidated affiliate in the U.S. which operates Yan Can restaurants.

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

	Revenues
	2003	2002	2001
United States	$ 5,655	$ 5,347	$ 4,827
International	2,725	2,410	2,126

	$ 8,380	$ 7,757	$ 6,953

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2003	2002	2001
United States	$ 812	$ 802	$ 695
International(a)	441	361	305
Unallocated and corporate expenses	(179)	(178)	(148)
Unallocated other income (expense)	(3)	(1)	(3)
Unallocated facility actions(b)	4	19	39
Wrench litigation(c)	(42)	-	-
AmeriServe and other (charges) credits(c)	26	27	3

Total operating profit	1,059	1,030	891
Interest expense, net	(173)	(172)	(158)

Income before income taxes and cumulative effect on accounting change	$ 886	$ 858	$ 733

	Depreciation and Amortization
	2003	2002	2001
United States	$ 240	$ 228	$ 224
International	146	122	117
Corporate	15	20	13

	$ 401	$ 370	$ 354

	Capital Spending
	2003	2002	2001
United States	$ 395	$ 453	$ 392
International	246	295	232
Corporate	22	12	12

	$ 663	$ 760	$ 636

	Identifiable Assets
	2003	2002	2001
United States	$ 3,279	$ 3,285	$ 2,521
International(d)	1,880	1,732	1,598
Corporate(e)	461	383	306

	$ 5,620	$ 5,400	$ 4,425

	Long-Lived Assets(f)
	2003	2002	2001
United States	$ 2,880	$ 2,805	$ 2,195
International	1,206	1,021	955
Corporate	72	60	45

	$ 4,158	$ 3,886	$ 3,195

(a)	Includes equity income of unconsolidated affiliates of $44 million, $31 million and $26 million in 2003, 2002 and 2001, respectively.
(b)	Unallocated facility actions comprises refranchising gains (losses) which are not allocated to the U.S. or International segments for performance reporting purposes.
(c)	See Note 7 for a discussion of AmeriServe and other (charges) credits and Note 24 for a discussion of Wrench litigation.
(d)	Includes investment in unconsolidated affiliates of $182 million, $225 million and $213 million for 2003, 2002 and 2001, respectively. On November 10, 2003 we dissolved our unconsolidated affiliate in Canada. See Note 8 for further discussion.
(e)	Primarily includes deferred tax assets, cash and cash equivalents, property, plant and equipment, net, related to our office facilities and fair value of derivative instruments.
(f)	Includes property, plant and equipment, net; goodwill; and intangible assets, net.

See Note 7 for additional operating segment disclosures related to impairment, store closure costs and the carrying amount of assets held for sale.

Note 24 - Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2030. As of December 27, 2003 and December 28, 2002, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $411 million and $426 million, respectively. The present values of these potential payments discounted at our pre-tax cost of debt at December 27, 2003 and December 28, 2002, were $326 million and $310 million, respectively. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our exposure under such leases at December 27, 2003 and December 28, 2002, was not material.

Guarantees Supporting Financial Arrangements of Certain Franchisees, Unconsolidated Affiliates and Other Third Parties

At December 27, 2003 and December 28, 2002, we had provided approximately $32 million of partial guarantees of two loan pools related primarily to the Company's historical refranchising programs and, to a lesser extent, franchisee development of new restaurants. In support of one of these guarantees, we have posted $32 million of letters of credit. We also provide a standby letter of credit of $23 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $123 million at December 27, 2003. Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to refranchising (gains) losses. New loans are not currently being added to either loan pool.

We have guaranteed certain lines of credit and loans of unconsolidated affiliates totaling $28 million and $26 million at December 27, 2003 and December 28, 2002, respectively. Our unconsolidated affiliates had total revenues of over $1.5 billion for the year ended December 27, 2003 and assets and debt of approximately $858 million and $41 million, respectively, at December 27, 2003.

We have also guaranteed certain lines of credit, loans and letters of credit of third parties totaling $8 million and $15 million at December 27, 2003 and December 28, 2002, respectively. If all such lines of credit and letters of credit were fully drawn the maximum contingent liability under these arrangements would be approximately $25 million as of December 27, 2003 and $27 million as of December 28, 2002.

We have varying levels of recourse provisions and collateral that mitigate the risk of loss related to our guarantees of these financial arrangements of unconsolidated affiliates and other third parties. Accordingly, our recorded liability as of December 27, 2003 and December 28, 2002 is not significant.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years' coverage including workers' compensation, employment practices liability, general liability, automobile liability and property losses (collectively, “property and casualty losses”). To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to self-insure the risks of loss up to defined maximum per occurrence retentions on a line by line basis or to combine certain lines of coverage into one loss pool with a single self-insured aggregate retention. The Company then purchases insurance coverage, up to a specified limit, for losses that exceed the self-insurance per occurrence or aggregate retention. The insurers' maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers' maximum aggregate loss limits is remote.

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

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive's employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive in a lump sum, a proportionate bonus at the higher of target or actual performance, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of December 27, 2003, payments of approximately $38 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Like certain other large retail employers, the Company has been faced in certain states with allegations of purported class-wide wage and hour violations.

On August 29, 1997, a class action lawsuit against Taco Bell Corp., entitled Bravo, et al. v. Taco Bell Corp. (“Bravo”), was filed in the Circuit Court of the State of Oregon of the County of Multnomah. The lawsuit was filed by two former Taco Bell shift managers purporting to represent approximately 17,000 current and former hourly employees statewide. The lawsuit alleged violations of state wage and hour laws, principally involving unpaid wages including overtime, and rest and meal period violations, and sought an unspecified amount in damages. Under Oregon class action procedures, Taco Bell was allowed an opportunity to “cure” the unpaid wage and hour allegations by opening a claims process to all putative class members prior to certification of the class. In this cure process, Taco Bell paid out less than $1 million. On January 26, 1999, the Court certified a class of all current and former shift managers and crew members who claim one or more of the alleged violations. A Court-approved notice and claim form was mailed to approximately 14,500 class members on January 31, 2000. Trial began on January 4, 2001. On March 9, 2001, the jury reached verdicts on the substantive issues in this matter. A number of these verdicts were in favor of the Taco Bell position; however, certain issues were decided in favor of the plaintiffs. In April 2002, a jury trial to determine the damages of 93 of those claimants found that Taco Bell failed to pay for certain meal breaks and/or off-the-clock work for 86 of the 93 claimants. However, the total amount of hours awarded by the jury was substantially less than that sought by the claimants. In July and September 2002, the court ruled on several post-trial motions, including fixing the total number of potential claimants at 1,031 (including the 93 claimants for which damages had already been determined) and holding that claimants who prevail are entitled to prejudgment interest and penalty wages. The second damages trial for the remaining 938 claimants began on July 7, 2003. Before the trial concluded, the parties reached an agreement to settle this matter in full. The court granted final approval of the settlement on December 23, 2003 and final judgment of dismissal was entered on December 26, 2003. Payments to class counsel and eligible claimants were made in the first quarter of 2004. We have previously provided for the costs of this settlement as AmeriServe and other charges (credits).

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. was filed in the United States District Court for the Western District of Michigan. The lawsuit alleged that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. The plaintiffs sought to recover monetary damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit (the “Court of Appeals”), and oral arguments were held on September 20, 2000. On July 6, 2001, the Court of Appeals reversed the District Court's judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case was returned to District Court for trial which began on May 14, 2003 and on June 4, 2003 the jury awarded $30 million to the plaintiffs. Subsequently, the plaintiffs' moved to amend the judgment to include pre-judgment interest and post-judgment interest and Taco Bell filed its post-trial motion for judgment as a matter of law or a new trial. On September 9, 2003, the District Court denied Taco Bell's motion and granted the plaintiff's motion to amend the judgment.

In view of the jury verdict and subsequent District Court ruling, we recorded a charge of $42 million in 2003. We continue to believe that the Wrench plaintiffs' claims are without merit and have appealed the verdict to the Sixth Circuit Court of Appeals. Post-judgment interest will continue to accrue during the appeal process.

On July 9, 2003 we filed suit against Taco Bell's former advertising agency in the United States District Court for the Central District of California seeking reimbursement for any final award that may be ultimately affirmed by the appeals courts and costs that we have incurred in defending this matter. We are also seeking reimbursement from our insurance carriers.

Obligations to PepsiCo, Inc. After Spin-off

In connection with the Spin-off, we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

Under terms of the agreement, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of December 27, 2003, PepsiCo remains liable for approximately $82 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Included in the indemnities described above are contingent liabilities on lease agreements of certain non-core businesses of PepsiCo which were sold prior to the Spinoff. Two of these businesses, Chevys Mexican Restaurant and Hot 'n Now filed for bankruptcy protection in October 2003 and January 2004, respectively. While we cannot presently determine our liability under these indemnities, if any, we do not expect the amount to have a material impact on our Consolidated Financial Statements. Any related expenses will be recorded as AmeriServe and other charges (credits) in our Consolidated Income Statement.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through December 27, 2003, there have not been any determinations made by PepsiCo where we would have reached a different determination.

Note 25 - Selected Quarterly Financial Data (Unaudited)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues:
Company sales	$ 1,597	$1,723	$ 1,765	$ 2,356	$ 7,441
Franchise and license fees	205	213	224	297	939

Total revenues	1,802	1,936	1,989	2,653	8,380
Wrench litigation	-	35	7	-	42
AmeriServe and other charges (credits)	-	2	(3)	(25)	(26)
Total costs and expenses, net	1,585	1,716	1,720	2,300	7,321
Operating profit	217	220	269	353	1,059
Income before cumulative effect of accounting
change	118	122	164	214	618
Cumulative effect of accounting change, net of
tax	(1)	-	-	-	(1)
Net income	117	122	164	214	617
Diluted earnings per common share	0.39	0.40	0.53	0.70	2.02

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues:
Company sales	$ 1,426	$ 1,571	$ 1,705	$ 2,189	$ 6,891
Franchise and license fees	188	196	210	272	866

Total revenues	1,614	1,767	1,915	2,461	7,757
AmeriServe and other charges (credits)	(11)	(9)	(4)	(3)	(27)
Total costs and expenses, net	1,388	1,526	1,657	2,156	6,727
Operating profit	226	241	258	305	1,030
Net income	124	140	147	172	583
Diluted earnings per common share	0.40	0.45	0.47	0.56	1.88

See Note 24 for details of Wrench litigation and Note 7 for details of AmeriServe other charges (credits).

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

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 27, 2003 provide reasonable assurance that our assets are reasonably safeguarded.

David J. Deno
Chief Financial Officer

Report of Independent Auditors

The Board of Directors
YUM! Brands, Inc.:

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, cash flows and shareholders' equity (deficit) and comprehensive income for each of the years in the three-year period ended December 27, 2003. These consolidated financial statements are the responsibility of YUM's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 27, 2003 and December 28, 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 12 to the consolidated financial statements, YUM adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002.

/s/ KPMG LLP
Louisville, Kentucky
February 10, 2004

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by the report. Based on the evaluation, performed under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the report.

There were no significant changes with respect to the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the Company's fiscal fourth quarter.

PART III

Item 10.      Directors and Executive Officers of the Registrant.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company's code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company” and “Election of Directors” in the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2003, is hereby incorporated by reference.

Information regarding executive officers of the Company is included in Part I.

Item 11.      Executive Compensation.

Information regarding executive compensation is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2003. Information appearing in the sections entitled “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” contained in the Company's definitive proxy statement shall not be deemed to be incorporated by reference in this Form 10-K, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2003.

Item 13.      Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2003.

Item 14.      Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2003.

PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	(1)	Financial Statements: Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules: No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the related notes thereto filed as a part of this Form 10-K.

(3)	Exhibits: The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K. The Index to Exhibits specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)	Reports on Form 8-K.

(1)	We filed a Current Report on Form 8-K dated October 7, 2003 attaching our earnings release for the third quarter ended September 6, 2003.

(2)	We filed a Current Report on Form 8-K dated November 21, 2003 that announced our Board of Directors authorized the repurchase of up to an additional $300 million of the Company's outstanding common stock over a period of up to eighteen months.

(3)	We filed a Current Report on Form 8-K dated December 4, 2003 attaching a press release reporting November sales for our U.S. and International businesses, discussing 2004 earnings expectations as well as reconfirming our 2003 EPS before special items of at least $2.03; reported EPS of at least $1.94.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2004	YUM! BRANDS, INC. By: /s/ David C. Novak

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Novak David C. Novak	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 5, 2004

/s/ Andrall E. Pearson Andrall E. Pearson	Founding Chairman	March 5, 2004

/s/ David J. Deno David J. Deno	Chief Financial Officer (principal financial officer)	March 5, 2004

/s/ Gregory N. Moore Gregory N. Moore	Senior Vice President and Controller (principal accounting officer)	March 5, 2004

/s/ James Dimon James Dimon	Director	March 5, 2004

/s/ Massimo Ferragamo Massimo Ferragamo	Director	March 5, 2004

Signature	Title	Date

/s/ J. David Grissom J. David Grissom	Director	March 5, 2004

/s/ Bonnie G. Hill Bonnie G. Hill	Director	March 5, 2004

/s/ Robert Holland, Jr. Robert Holland, Jr.	Director	March 5, 2004

/s/ Sidney Kohl Sidney Kohl	Director	March 5, 2004

/s/ Kenneth G. Langone Kenneth G. Langone	Director	March 5, 2004

/s/ Thomas M. Ryan Thomas M. Ryan	Director	March 5, 2004

/s/ Jackie Trujillo Jackie Trujillo	Director	March 5, 2004

/s/ Robert J. Ulrich Robert J. Ulrich	Director	March 5, 2004

YUM! Brands, Inc.
Exhibit Index
(Item 15)

Exhibit Number	Description of Exhibits

3.1	Restated Articles of Incorporation of YUM, which are incorporated herein by reference from Exhibit 3.1 on Form 8-K filed on May 17, 2002.

3.2	Amended and restated Bylaws of YUM, which are incorporated herein by reference from Exhibit 3.2 on Form 8-K filed on May 17, 2002.

4.1*	Indenture, dated as of May 1, 1998, between YUM and The First National Bank of Chicago, pertaining to 7.45% Senior Notes and 7.65% Senior Notes due May 15, 2005 and May 15, 2008, respectively, 8.5% Senior Notes and 8.875% Senior Notes due April 15, 2006 and April 15, 2011, respectively, and 7.70% Senior Notes due July 1, 2012, which is incorporated herein by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed with the Commission on May 13, 1998.

4.2	Rights Agreement, dated as of July 21, 1998, between YUM and BankBoston, N.A., which is incorporated herein by reference from Exhibit 4.01 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 13, 1998.

4.3	Agreement of Substitution and Amendment of Common Share Rights Agreement, dated as of August 28, 2003, by and between Yum! Brands, Inc. (fka Tricon Global Restaurants, Inc.) and American Stock Transfer & Trust Company, which is incorporated herein by reference from Exhibit 4.03 to YUM's Quarterly Report on Form 10-Q for the quarter ended September 6, 2003.

10.1	Separation Agreement between PepsiCo, Inc. and YUM effective as of August 26, 1997, and the First Amendment thereto dated as of October 6, 1997, which is incorporated herein by reference from Exhibit 10.1 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.2	Tax Separation Agreement between PepsiCo, Inc. and YUM effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.2 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.3	Employee Programs Agreement between PepsiCo, Inc. and YUM effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.3 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.4	Telecommunications, Software and Computing Services Agreement between PepsiCo, Inc. and YUM effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.4 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.5	Amended and Restated Sales and Distribution Agreement between AmeriServe Food Distribution, Inc., YUM, Pizza Hut, Taco Bell and KFC, effective as of November 1, 1998, which is incorporated herein by reference from Exhibit 10 to YUM's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, as amended by the First Amendment thereto, which is incorporated herein by reference from Exhibit 10.5 to YUM's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.6	Credit Agreement, dated June 25, 2002 among YUM, the lenders party thereto, JP Morgan Chase Bank, as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, which is incorporated herein by reference from Exhibit 10.6 on Form 8-K filed on June 28, 2002.

10.7†	YUM Director Deferred Compensation Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.7 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.8†	YUM 1997 Long Term Incentive Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.8 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.9†	YUM Executive Incentive Compensation Plan, as effective January 1, 1999, as amended, which is incorporated herein by reference from YUM's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

10.10†	YUM Executive Income Deferral Program, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.11 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.13†	YUM Pension Equalization Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.14 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.16	Form of Directors' Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.17 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.17†	Amended and restated form of Severance Agreement (in the event of a change in control), which is incorporated herein by reference from Exhibit 10.17 to YUM's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.18†	YUM Long Term Incentive Plan, as Amended through the First Amendment, as effective May 20, 1999, which is incorporated herein by reference from Exhibit B to YUM's Definitive Proxy Statement on Form DEF 14A for the Annual Meeting of Shareholders held on May 15, 2003.

10.19†	Employment Agreement between YUM and Christian L. Campbell, dated as of September 3, 1997, which is incorporated herein by reference from Exhibit 10.19 to YUM's Annual Report on Form 10-K for fiscal year ended December 26, 1998.

10.20	Amended and Restated YUM Purchasing Co-op Agreement, dated as of August 26, 2002, between YUM and the Unified FoodService Purchasing Coop, LLC, which is incorporated herein by reference from Exhibit 10.20 to YUM's Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

10.22†	YUM Restaurant General Manager Stock Option Plan, as effective April 1, 1999, which is incorporated herein by reference from Exhibit 10.22 to YUM's Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

10.23†	YUM SharePower Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.23 to YUM's Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

12.1	Computation of ratio of earnings to fixed charges.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Neither YUM nor any of its subsidiaries is party to any other long-term debt instrument under which securities authorized exceed 10 percent of the total assets of YUM and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.

†	Indicates a management contract or compensatory plan.

Exhibit 12.1

YUM! Brands, Inc.
Ratio of Earnings to Fixed Charges Years Ended 2003-1999
(in millions except ratio amounts)

	52 Weeks			53 Weeks	52 Weeks
	2003	2002	2001	2000	1999
Earnings:

Pretax income from continuing operations before
cumulative effect of accounting changes(a)	$ 886	$ 858	$ 733	$ 684	$ 1,038

Unconsolidated affiliates' interests, net(a)	1	(7)	(7)	(13)	(12)

Interest expense(a)	185	180	172	190	218

Interest portion of net rent expense(a)	147	111	93	87	90

Earnings available for fixed charges	$ 1,219	$ 1,142	$ 991	$ 948	$ 1,334

Fixed Charges:
Interest expense(a)	$ 185	$ 180	$ 172	$ 190	$ 218

Interest portion of net rent expense(a)	147	111	93	87	90

Total fixed charges	$ 332	$ 291	$ 265	$ 277	$ 308

Ratio of earnings to fixed charges(b)	3.67x	3.92x	3.74x	3.42x	4.33x

(a)	For purposes of these ratios, earnings are calculated by adding to (subtracting from) pretax income from continuing operations before income taxes and cumulative effect of accounting changes the following: fixed charges, excluding capitalized interest; (equity income (loss) from 50% or less owned affiliates); and distributed income from 50% or less owned affiliates. Fixed charges consists of interest on borrowings and that portion of rental expense that approximates interest.

(b)	Included the impact of the Wrench litigation expense of $42 million in 2003 and AmeriServe and other charges (credits) of $(26) million in 2003, $(27) million in 2002, $(3) million in 2001, $204 million in 2000 and $51 million in 1999. Excluding the impact of the Wrench litigation expense and AmeriServe and other charges (credits), the ratio of earnings to fixed charges would have been 3.72x, 3.83x, 3.73x, 4.16x and 4.49x for the fiscal years ended 2003, 2002, 2001, 2000 and 1999, respectively.

Exhibit 21.1

SUBSIDIARIES OF YUM! BRANDS INC.
AS OF DECEMBER 27, 2003

Name of Subsidiary	State or Country of Incorporation

3018538 Nova Scotia Company	Canada
3026183 Nova Scotia Company	Canada
A&M Food Services, Inc.	Nevada
A&W Restaurants, Inc.	Michigan
ACN 085 239 961 Pty. Ltd. (SA1)	Australia
ACN 085 239 998 Pty. Ltd. (SA2)	Australia
American Restaurants AS	Czech
American Restaurants Sp. z o.o.	Poland
Amrest Holdings N.V.	Netherlands
Anglian Fast Foods Limited	United Kingdom
Ashton Fried Chicken Pty. Ltd.	Australia
Beijing Pizza Co., Ltd.	China
Bell Taco Pty. Ltd.	Australia
Big Sur Restaurants, Inc.	Delaware
Birdland (Taiwan) Limited	Taiwan
Blue Ridge Pizza Hut, Inc.	Virginia
Buckeye PH, Inc.	Ohio
Changsha KFC Co., Ltd.	China
Chesapeake Bay Pizza Hut, Inc.	Maryland
Chongqing KFC Co., Ltd.	China
Colonel's Realty, Inc.	Canada
D H Gorman (Leicester) Limited	United Kingdom
D&E Foodservice, Inc.	South Carolina
Dairyland Pizza Hut, Inc.	Wisconsin
Dalian Kentucky Foodhall Co., Ltd.	China
Dalian Kentucky Fried Chicken Co., Ltd.	China
Dedman and Rose Caterers Limited	United Kingdom
Delta Creator Sp. z.o.o.	Poland
Domicile Pizza S.N.C.	France
Dongguan KFC Co., Ltd.	China
El KrAm, Inc.	Iowa
Erin Investment Corp.	Pennsylvania
Finger Lickin' Chicken Limited	United Kingdom
FTB, Inc.	Florida
Fuzhou KFC Co., Ltd.	China
G Judd and Rose Caterers Limited	United Kingdom
Gittins and Rose Caterers Limited	United Kingdom
Glenharney Insurance Company	Vermont
Global Restaurants, Inc	Mauritius
Glouscester Properties Pty. Ltd.	Australia
Guangdong KFC Co., Ltd. (a/k/a. Guangzhou KFC Co., Ltd.)	China
Guangzhou Pizza Company Limited	China
Hangzhou KFC Co., Ltd.	China
Hoosier Pizza Hut Co.	Indiana
International Fast Food Polska Sp. z o.o.	Poland
Inventure Rio Ltda.	Brazil
Kempton International Limited	British Virgin Islands
Kentucky Fried Chicken (Germany) Rest. Holdings GmbH	Germany
Kentucky Fried Chicken (Great Britain) Limited	United Kingdom
Kentucky Fried Chicken Beijing Co., Ltd	China
Kentucky Fried Chicken Corporate Holdings, Ltd.	Delaware
Kentucky Fried Chicken de Mexico, SRL de CV	Mexico
Kentucky Fried Chicken Espana, S.L.	Spain
Kentucky Fried Chicken Global BV	Netherlands
Kentucky Fried Chicken Global III BV	Netherlands
Kentucky Fried Chicken International Corporation	Delaware
Kentucky Fried Chicken International Holdings, Inc.	Delaware
Kentucky Fried Chicken Japan Ltd.	Japan
Kentucky Fried Chicken Limited	United Kingdom
Kentucky Fried Chicken Pty. Ltd.	Australia
Kentucky Fried Chicken Worldwide BV	Netherlands
Kentucky S.R.L.	Spain
KFC A&W Pty. Ltd.	Australia
KFC Advertising, Ltd.	United Kingdom
KFC Corporation	Delaware
KFC Development (Thailand) Co., Limited	Thailand
KFC Europe Holdings LLC	Delaware
KFC France SAS	France
KFC Germany, Inc.	Delaware
KFC Holding Co. (f/k/a Kentucky Fried Chicken of California, Inc.)	Delaware
KFC Holdings BV	Netherlands
KFC Ireland Limited	Ireland
KFC Netherlands, Inc.	Delaware
KFC Pension Trust Co. Ltd.	United Kingdom
KFC Poland Holding B.V.	Netherlands
KFC Productos Alimenticious C.A.	Venezuela
KFC San Juan, Inc.	Delaware
KFC Services, Ltd.	United Kingdom
KFC U.S. Properties, Inc.	Delaware
Kunming KFC Co., Ltd.	China
Lake Michigan Management Co., Inc.	Wisconsin
Lanzhou KFC Co., Ltd.	China
Lee Huts, Inc.	Florida
LJS Advertising, Inc.	Kentucky
LJS Restaurants, Inc.	Delaware
LJS Restaurants, Inc.	Kentucky
Long John Silver's, Inc.	Delaware
Lookchief Limited	United Kingdom
Middleton Enterprises, Inc.	Missouri
Mountaineer Pizza Hut, Inc.	West Virginia
NanChang KFC Co., Ltd.	China
Nanjing KFC Co., Ltd.	China
Nanning KFC Co., Ltd.	China
Nero's Holdings Pty. Ltd.	Australia
Nero's Pizza Pty. Ltd.	Australia
Newcastle Fried Chicken Pty. Ltd.	Australia
Norfolk Fast Foods Ltd	United Kingdom
Northside Fried Chicken Pty. Ltd.	Australia
OLCO S.N.C.	France
One-O-Nine Company	Missouri
Oriole Pizza Hut, Inc.	Maryland
Parr and Rose Caterers Limited	United Kingdom
Past Bravo, LLC	Delaware
PCNZ INVESTMENTS LIMITED	Mauritius
PCNZ LIMITED	Mauritius
PepsiCo Eurasia Limited	Delaware
PHI (UK) Limited	United Kingdom
PHM de Mexico, SRL de CV	Mexico
PHP De Mexico Inmobiliaria, SRL de CV	Mexico
Pizza France S.N.C.	France
Pizza Hut (UK) Ltd.	United Kingdom
Pizza Hut (UK) Pension Trust Limited	United Kingdom
Pizza Hut Australia Finance Pty. Ltd.	Australia
Pizza Hut Del Distrito, SRL de CV	Mexico
Pizza Hut Distributors Pty. Ltd.	Australia
Pizza Hut G.m.b.H.	Germany
Pizza Hut Holdings GmbH	Germany
Pizza Hut International, LLC	Delaware
Pizza Hut Korea Co., Ltd.	Korea
Pizza Hut Mexicana, SRL de CV	Mexico
Pizza Hut of Allegany County, Inc.	Maryland
Pizza Hut of America, Inc.	Delaware
Pizza Hut of Charles County, Inc.	Maryland
Pizza Hut of Florida, Inc.	Florida
Pizza Hut of Frederick County, Inc.	Maryland
Pizza Hut of Louisiana, Inc.	Louisiana
Pizza Hut of North America, Inc.	Texas
Pizza Hut of Northern Louisiana, Inc.	Louisiana
Pizza Hut of Oregon, Inc.	Oregon
Pizza Hut of Puerto Rico, Inc.	Delaware
Pizza Hut of St. Louis, Inc.	Missouri
Pizza Hut of St. Mary's County, Inc.	Maryland
Pizza Hut of Titusville, Inc.	Florida
Pizza Hut of Washington County, Inc.	Maryland
Pizza Hut Properties, Pty, Ltd.	Australia
Pizza Hut Restaurant Systems Pty. Ltd.	Australia
Pizza Hut Services Limited	United Kingdom
Pizza Hut Special Delivery Australia Pty, Ltd.	Delaware
Pizza Hut SRO	Czech
Pizza Hut Victoria Pty. Ltd.	Australia
Pizza Hut West, Inc.	California
Pizza Hut, Inc.	California
Pizza Hut, Ltd.	Texas
Pizza Huts of Cincinnati, Inc.	Indiana
Pizza Huts of Las Vegas, Inc.	Nevada
Pizza Huts of the Northwest, Inc.	Minnesota
Pizza Management Inc.	Delaware
Pizza Restaurant Realty, Inc.	Delaware
Potomac Pizza Hut, Inc.	Maryland
Qingdao Kentucky Fried Chicken Co., Ltd.	China
Red Raider Pizza Company	Delaware
Restaurant Holdings Limited	United Kingdom
Restaurantes Internacionales Limitada de Chile	Chile
Roberts Restaurants Limited	United Kingdom
Romet Corp.	Pennsylvania
SCI Argo	France
SCI Duranton	France
Sea Bond Company Limited	Hong Kong
Semoran Management Corporation	Florida
Semoran Pizza Huts of Southwest Georgia, Inc.	Florida
Semoran Pizza Huts, Inc.	Florida
SensAsian Holdings, LLC	Delaware
SEPSA S.N.C.	France
Servicios Administrativos R.P.I. SRL de CV	Mexico
Servicios Operativos RPI, SRL de CV	Mexico
Shanghai Kentucky Fried Chicken Co., Ltd.	China
Shanghai Pizza Hut Co., Ltd.	China
Shantou KFC Co., Ltd.	China
Shantou Pizza Company Limited	China
Shenzhen KFC Co., Ltd.	China
Shenzhen Pizza Company Limited	China
Single Tree Corporation	Missouri
SM2RL SAS	France
Southern Fast Foods Limited	United Kingdom
Southern Tier Pizza Hut, Inc.	New York
Spizza 30 Nord S.N.C.	France
Spizza 30 SAS	France
Spolpep Sp. Z.o.o.	Poland
Suffolk Fast Foods Ltd	United Kingdom
Supreme Pizza, Inc.	Missouri
Suzhou KFC Co., Ltd.	China
Taco Bell Corp.	California
Taco Bell of America, Inc.	Delaware
Taco Bell Pty. Ltd.	Australia
TaiYuan KFC Co., Ltd.	China
TCL, Inc.	Delaware
TGRI-Relo, Inc.	Texas
THC I Limited	Malta
THC II Limited	Malta
THC III Limited	Malta
THC IV Limited	Malta
THC V Limited	Malta
Tianjin KFC Co., Ltd.	China
Tricon Australia Investments Pty. Ltd.	Australia
Tricon Canada Financing LP	Canada
Tricon do Brazil Ltda	Brazil
Tricon Global Restaurants, Inc.	North Carolina
Tricon International Co., Ltd.	Thailand
Tricon International Participations, S.a.r.l.	Luxembourg
Tricon Restaurants Germany GmbH	Germany
Tricon Restaurants International (PR), Inc.	Cayman Islands
Tricon Restaurants Marketing Private Limited	India
Tri-L Pizza Huts, Inc.	Pennsylvania
U.S. Food S.N.C.	France
Upper Midwest Pizza Hut, Inc.	Delaware
Valagu SA	Spain
Valleythorn Limited	United Kingdom
VariAsian Development, Ltd.	Cayman Islands
VariAsian Operations (International), Ltd.	Cayman Islands
VariAsian, Inc.	Delaware
West End Restaurants (Holdings) Limited	United Kingdom
West End Restaurants (Investments) Limited	United Kingdom
West End Restaurants Limited	United Kingdom
WingStreet, LLC	Delaware
Wuxi KFC Co., Ltd.	China
Xiamen - KFC Co., Ltd.	China
Xinjiang KFC Co., Ltd.	China
YA Company One Pty. Ltd.	Australia
YA Company Two Pty. Ltd.	Australia
YGC, Inc.	Arizona
YGR Acquistion Corp.	Delaware
YGR America, Inc.	Delaware
YGR International Limited	United Kingdom
Yorkshire Global Licensing Netherlands B.V.	Netherlands
Yorkshire Global Restaurants, Inc.	Maryland
Yorkshire Holdings, Inc.	Maryland
YSV Holdlings, LLC	Delaware
Yum Aviation Services, Inc.	Delaware
Yum Procurement Corporation	Delaware
Yum Procurement Holding Corporation	Delaware
Yum Procurement Services, L.P.	Delaware
Yum Restaurant Licensing Corp.	Delaware
Yum Restaurant Services Group, Inc.	Delaware
Yum Restaurants International (Pty) Ltd.	South Africa
Yum Restaurants International (Thailand) Co., Ltd.	Thailand
Yum Restaurants PR Holdings Inc.	Delaware
Yum Restaurants Puerto Rico, Inc.	Delaware
Yum Restaurants SRL de CV	Mexico
Yum! (Shanghai) Food Co., Ltd.	China
Yum! Australia Equipment Pty Ltd.	Australia
Yum! Australia Finance Pty. Ltd.	Australia
Yum! Australia Holdings I LLC	Delaware
Yum! Australia Holdings II LLC	Delaware
Yum! Australia Holdings Ltd.	Cayman Islands
Yum! Australia Services Pty Ltd	Australia
Yum! Australia Superannuation Fund	Australia
Yum! Brands Canada Management Holding, Inc.	Canada
Yum! Brands Canada Management L.P.	Canada
Yum! Brands Global Restaurants (Canada), Company	Canada
Yum! Brands Mexico Holdings II LLC	Delaware
Yum! Brands Mexico Holdings LLC	Delaware
Yum! Capital Pty. Ltd.	Australia
Yum! Franchise China Trust	China
Yum! Franchise de Mexico, S. de R.L.	Mexico
Yum! Franchise I LP	Canada
Yum! Franchise II LLP	United Kingdom
Yum! Franchise III	Australia
Yum! Holdings (Australia) Pty. Ltd.	Australia
Yum! Restaurants (Chengdu) Co., Ltd.	China
Yum! Restaurants (China) Investment Co., Ltd.	China
Yum! Restaurants (Hong Kong) Ltd.	Hong Kong
Yum! Restaurants (India) Pvt. Ltd.	India
Yum! Restaurants (Netherlands) Limited	United Kingdom
Yum! Restaurants (NZ) Ltd	New Zealand
Yum! Restaurants (Shenyang) Co., Ltd.	China
Yum! Restaurants (Taiwan) Co., Ltd.	Taiwan
Yum! Restaurants (UK) Ltd	United Kingdom
Yum! Restaurants (Wuhan) Co., Ltd.	China
Yum! Restaurants Asia Private Limited	Singapore
Yum! Restaurants Australia Pty. Ltd.	Australia
Yum! Restaurants Consulting (Shanghai) Co., Ltd.	China
Yum! Restaurants Espana, S.L.	Spain
Yum! Restaurants Europe Ltd.	United Kingdom
Yum! Restaurants International (Canada) L.P.	Canada
Yum! Restaurants International BV	Netherlands
Yum! Restaurants International Limited	United Kingdom
Yum! Restaurants International Ltd. & Co. KG	Germany
Yum! Restaurants International Management, S.a.r.l	Luxembourg
Yum! Restaurants International Switzerland S.a.r.l	Switzerland
Yum! Restaurants International, Inc.	Delaware
Yum! Restaurants International, Ltd.	Cayman Islands
Yum! Restaurants International, S.a.r.l	Luxembourg
Yum! Restaurants International, S.a.r.l. - Geneva Branch	Luxembourg
Yum! Restaurants International, SRL de CV	Mexico
Yum! Services Limited	Cayman Islands
Yumsop Pty. Ltd.	Australia
ZhengZhou KFC Co., Ltd.	China

Exhibit 23.1

Consent of Independent Auditors

The Board of Directors
YUM! Brands, Inc.:

We consent to incorporation by reference in the registration statements listed below of our report dated February 10, 2004, relating to the consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, cash flows and shareholders' equity (deficit) and comprehensive income for each of the years in the three-year period ended December 27, 2003, which report appears in the December 27, 2003 annual report on Form 10-K of YUM! Brands, Inc. Our report refers to the adoption of the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002.

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

/s/ KPMG LLP
Louisville, Kentucky
March 5, 2004

Exhibit 31.1

CERTIFICATION

I, David C. Novak, certify that:

1.	I have reviewed this report on Form 10-K of YUM! Brands, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report.

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 5, 2004	/s/ David C. Novak Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, David J. Deno, certify that:

1.	I have reviewed this report on Form 10-K of YUM! Brands, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report.

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 5, 2004	/s/ David J. Deno Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of YUM! Brands, Inc. (the “Company”) on Form 10-K for the year ended December 27, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, David C. Novak, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 5, 2004	/s/ David C. Novak Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Yum! Brands, Inc. and will be retained by Yum! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of YUM! Brands, Inc. (the “Company”) on Form 10-K for the year ended December 27, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, David J. Deno, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 5, 2004	/s/ David J. Deno Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Yum! Brands, Inc. and will be retained by Yum! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.