Form 10-Q
period 2004-03-20
YUM BRANDS INC
filed 2004-04-27
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 20, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the Registrant’s Common Stock as of April 22, 2004 was 289,406,444 shares.

YUM! BRANDS, INC.

INDEX

Page No.
Part I. Financial Information

Item 1 - Financial Statements

Condensed Consolidated Statements of Income - Quarters ended	3
March 20, 2004 and March 22, 2003

Condensed Consolidated Statements of Cash Flows - Quarters ended	4
March 20, 2004 and March 22, 2003

Condensed Consolidated Balance Sheets - March 20, 2004	5
and December 27, 2003

Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations	17

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	30

Item 4 - Controls and Procedures	31

Independent Accountants’ Review Report	33

Part II. Other Information and Signatures

Item 1 - Legal Proceedings	34

Item 2 - Changes in Securities and Use of Proceeds	34

Item 6 - Exhibits and Reports on Form 8-K	34

Signatures	36

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)

	Quarter
	3/20/04	3/22/03
Revenues
Company sales	$ 1,747	$ 1,597
Franchise and license fees	223	205

Total revenues	1,970	1,802

Costs and expenses, net
Company restaurants
Food and paper	540	492
Payroll and employee benefits	480	450
Occupancy and other operating expenses	471	430

	1,491	1,372
General and administrative expenses	237	203
Franchise and license expenses	2	7
Facility actions	9	9
Other (income) expense	(12)	(6)
Wrench litigation	-	-
AmeriServe and other charges (credits)	-	-

Total costs and expenses, net	1,727	1,585

Operating Profit	243	217

Interest expense, net	35	42

Income Before Income Taxes and Cumulative Effect of Accounting Change	208	175

Income tax provision	66	57

Income Before Cumulative Effect of Accounting Change	142	118

Cumulative effect of accounting change, net of tax	-	(1)

Net Income	$ 142	$ 117

Basic Earnings Per Common Share	$ 0.49	$ 0.40

Diluted Earnings Per Common Share	$ 0.47	$ 0.39

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	Quarter
	3/20/04	3/22/03
Cash Flows - Operating Activities
Net income	$ 142	$ 117
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	-	1
Depreciation and amortization	95	87
Facility actions	9	9
Other liabilities and deferred credits	(10)	7
Deferred income taxes	1	(13)
Other non-cash charges and credits, net	9	17
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	(11)	12
Inventories	(3)	(7)
Prepaid expenses and other current assets	(16)	(25)
Accounts payable and other current liabilities	(6)	(80)
Income taxes payable	(21)	4

Net change in operating working capital	(57)	(96)

Net Cash Provided By Operating Activities	189	129

Cash Flows - Investing Activities
Capital spending	(103)	(112)
Proceeds from refranchising of restaurants	2	2
Acquisition of restaurants from franchisees	(4)	-
Short-term investments	(10)	(11)
Sales of property, plant and equipment	9	11
Other, net	3	(9)

Net Cash Used In Investing Activities	(103)	(119)

Cash Flows - Financing Activities
Revolving Credit Facility activity, by original maturity
Three months or less, net	-	97
Repayments of long-term debt	(3)	(2)
Short-term borrowings-three months or less, net	7	(23)
Repurchase shares of common stock	(216)	(48)
Employee stock option proceeds	63	10

Net Cash (Used In) Provided By Financing Activities	(149)	34

Effect of Exchange Rates on Cash and Cash Equivalents	-	1

Net (Decrease) Increase in Cash and Cash Equivalents	(63)	45
Cash and Cash Equivalents - Beginning of Period	192	130

Cash and Cash Equivalents - End of Period	$ 129	$ 175

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	3/20/2004	12/27/2003

ASSETS
Current Assets
Cash and cash equivalents	$ 129	$ 192
Short-term investments, at cost	25	15
Accounts and notes receivable, less allowance: $21 in 2004 and $28 in 2003	204	169
Inventories	71	67
Assets classified as held for sale	104	96
Prepaid expenses and other current assets	118	102
Deferred income taxes	165	165

Total Current Assets	816	806

Property, plant and equipment, net	3,281	3,280
Goodwill	527	521
Intangible assets, net	355	357
Investments in unconsolidated affiliates	204	184
Other assets	511	472

Total Assets	$ 5,694	$ 5,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$ 1,236	$ 1,213
Income taxes payable	209	238
Short-term borrowings	17	10

Total Current Liabilities	1,462	1,461

Long-term debt	2,054	2,056
Other liabilities and deferred credits	986	983

Total Liabilities	4,502	4,500

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	-	-
Common stock, no par value, 750 shares authorized; 290 shares and 292 shares issued in
2004 and 2003, respectively	802	916
Retained earnings	556	414
Accumulated other comprehensive income (loss)	(166)	(210)

Total Shareholders’ Equity	1,192	1,120

Total Liabilities and Shareholders’ Equity	$ 5,694	$ 5,620

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)

1.	Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 27, 2003 (“2003 Form 10-K”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Consolidated Financial Statements included in the 2003 Form 10-K.

Our Financial Statements include YUM! Brands, Inc. and its wholly-owned subsidiaries (collectively referred to as “YUM” or the “Company”). The Financial Statements include the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”). References to YUM throughout these notes to our Financial Statements are made using the first person notations of “we,” “us” or “our.”

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

In our opinion, the accompanying Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with our 2003 Form 10-K, our financial position as of March 20, 2004, and the results of our operations and cash flows for the quarters ended March 20, 2004 and March 22, 2003. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

We have reclassified certain items in the accompanying Financial Statements and Notes to the Financial Statements in order to be comparable with the current classifications. These reclassifications had no effect on previously reported net income.

2.	Stock-Based Employee Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation.

	Quarter
	3/20/04	3/22/03
Net Income, as reported	$ 142	$ 117
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(8)	(9)

Net income, pro forma	134	108

Basic Earnings per Common Share
As reported	$ 0.49	$ 0.40
Pro forma	0.46	0.37

Diluted Earnings per Common Share
As reported	$ 0.47	$ 0.39
Pro forma	0.44	0.36

3.	Recently Adopted Accounting Pronouncements

We have adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation of an entity whose equity holders either (a) have not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of such an entity, known as a variable interest entity (“VIE”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is obligated to absorb a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 excludes from its scope businesses (as defined by FIN 46) unless certain conditions exist.

The principal entities in which we possess a variable interest include franchise entities, including our Unconsolidated Affiliates, which operate our restaurants. We do not possess any ownership interests in franchise entities except for our investments in various Unconsolidated Affiliates accounted for under the equity method. Additionally, we generally do not provide financial support to franchise entities in a typical franchise relationship.

We also possess variable interests in certain purchasing cooperatives we have formed along with representatives of the franchisee groups of each of our Concepts. These purchasing cooperatives were formed for the purpose of purchasing certain restaurant products and equipment in the U.S. Our equity ownership in each cooperative is generally proportional to our percentage ownership of the U.S. system units for the Concept.

As a result of the adoption of FIN 46 we did not consolidate any franchise entities, purchasing cooperatives or other entities.

4.	New Accounting Pronouncements Not Yet Adopted

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. On January 12, 2004, the FASB issued Financial Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”) to discuss certain accounting and disclosure issues raised by the Act. We have elected to defer the measurement and disclosure requirements under the provisions of FSP 106-1 until specific authoritative guidance is issued by the FASB later in 2004. The reported net periodic benefit costs of our postretirement plan in the accompanying Financial Statements and Notes to the Financial Statements do not reflect the effects of the Act. The authoritative guidance, when issued, could require revisions to previously reported information. While we may be eligible for benefits under the Act based on the prescription drug benefits provided in our postretirement plan, we do not believe such benefits will have a material impact on our Financial Statements.

5.	Earnings Per Common Share (“EPS”)

	Quarter
	3/20/04	3/22/03
Net income	$ 142	$ 117

Basic EPS:
Weighted-average common shares outstanding	291	293

Basic EPS	$ 0.49	$ 0.40

Diluted EPS:
Weighted-average common shares outstanding	291	293
Shares assumed issued on exercise of dilutive share equivalents	52	46
Shares assumed purchased with proceeds of dilutive share equivalents	(38)	(36)

Shares applicable to diluted earnings	305	303

Diluted EPS	$ 0.47	$ 0.39

Unexercised employee stock options to purchase approximately 1 million and 13 million shares of our Common Stock for the quarters ended March 20, 2004 and March 22, 2003, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarters ended March 20, 2004 and March 22, 2003.

During the quarter ended March 20, 2004, we granted employee stock options to purchase approximately 4 million shares of our Common Stock at an exercise price equal to the average market price on the date of grant. The weighted-average exercise price of these options was approximately $34.

6.	Comprehensive Income

Comprehensive income was as follows:

	Quarter
	3/20/04	3/22/03
Net income	$ 142	$ 117
Foreign currency translation adjustment arising during the period	44	6
Changes in fair value of derivatives, net of tax	(2)	(9)
Reclassification of derivative losses to net income, net of tax	2	9

Total comprehensive income	$ 186	$ 123

7.	Items Affecting Comparability of Net Income

Facility actions

Facility actions consists of the following components:

  Refranchising net (gains) losses;
  Store closure costs;
  Impairment of long-lived assets for stores we intend to close and stores we intend to continue to use in the business.
March 20, 2004
	U.S.	International	Worldwide
Refranchising net (gains) losses(a)	$ 8	$ -	$ 8
Store closure costs	-	-	-
Store impairment charges	1	-	1

Facility actions	$ 9	$ -	$ 9

March 22, 2003
	U.S.	International	Worldwide

Refranchising net (gains) losses(b)	$ (3)	$ 10	$ 7
Store closure costs	-	-	-
Store impairment charges	1	1	2

Facility actions	$ (2)	$ 11	$ 9

(a)	U.S. includes an $8 million write down on restaurants we have offered to sell at amounts lower than their carrying amounts.

(b)	International includes a $10 million write down of our Puerto Rico business.

The following table summarizes the carrying values of the major classes of assets held for sale at March 20, 2004 and December 27, 2003. U.S. amounts primarily represent land on which we previously operated restaurants and are net of impairment charges of $5 million and $2 million, at March 20, 2004 and December 27, 2003, respectively. International amounts relate primarily to our Puerto Rico business, which we have written down by $17 million since it was designated held for sale in the quarter ended December 28, 2002. The carrying values of liabilities of the Puerto Rico business, which we anticipate will be assumed by a buyer, were not significant at March 20, 2004 or at December 27, 2003.

	March 20, 2004
	U.S.	International	Worldwide
Property, plant and equipment, net	$ 17	$ 73	$ 90
Goodwill	-	12	12
Other assets	-	2	2

Assets classified as held for sale	$ 17	$ 87	$ 104

	December 27, 2003
	U.S.	International	Worldwide
Property, plant and equipment, net	$ 9	$ 73	$ 82
Goodwill	-	12	12
Other assets	-	2	2

Assets classified as held for sale	$ 9	$ 87	$ 96

The following table summarizes Company sales and restaurant profit related to stores held for sale at March 20, 2004, or disposed of through refranchising or closure during 2004 and 2003. The operations of such stores classified as held for sale as of March 20, 2004 or March 22, 2003 or disposed of in the quarters ended March 20, 2004 or March 22, 2003, which meet the conditions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) for reporting as discontinued operations were not material. Restaurant profit represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses.

	Quarter
	3/20/04	3/22/03
Stores held for sale at March 20, 2004:
Sales	$ 43	$ 43
Restaurant profit	8	8
Stores disposed of in 2004 and 2003:
Sales	$ 2	$ 84
Restaurant profit	-	6

Wrench Litigation

An insignificant amount of expense was recorded for the quarter ended March 20, 2004 reflecting interest related to the yet to be paid judgment against Taco Bell Corp. on June 4, 2003 in Wrench v. Taco Bell Corp. See Note 13 for further discussion of Wrench litigation.

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

We classify expenses and recoveries related to AmeriServe, as well as certain other items, as AmeriServe and other charges (credits). Amounts recorded as AmeriServe and other charges (credits) were not significant for the quarters ended March 20, 2004 and March 22, 2003.

8.	Debt

Our primary bank credit agreement comprises a $1 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures on June 25, 2005. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. We were in compliance with all debt covenants at March 20, 2004.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit. At March 20, 2004, our unused Credit Facility totaled $706 million, net of outstanding letters of credit of $294 million. There were no borrowings outstanding under the Credit Facility at March 20, 2004. The interest rate for borrowings under the Credit Facility ranges from 1.0% to 2.0% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.65% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

Interest expense on short-term borrowings and long-term debt was $38 million and $44 million for the quarters ended March 20, 2004 and March 22, 2003.

9.	Reportable Operating Segments

Quarter
Revenues	3/20/04	3/22/03
United States	$ 1,297	$ 1,252
International	673	550

	$ 1,970	$ 1,802

	Quarter
Operating Profit	3/20/04	3/22/03
United States	$ 172	$ 163
International	130	95
Unallocated and corporate expenses	(48)	(35)
Unallocated other income (expense)	(3)	1
Unallocated facility actions(a)	(8)	(7)
Wrench litigation(b)	-	-
AmeriServe and other charges (credits)(b)	-	-

Operating profit	243	217

Interest expense, net	(35)	(42)

Income before income taxes and cumulative effect of accounting change	$ 208	$ 175

Identifiable Assets	3/20/04	12/27/03

United States	$ 3,273	$ 3,279
International	1,995	1,880
Corporate(c)	426	461

	$ 5,694	$ 5,620

Long-Lived Assets(d)	3/20/04	12/27/03

United States	$ 2,838	$ 2,880
International	1,249	1,206
Corporate	76	72

	$ 4,163	$ 4,158

(a)	Unallocated facility actions comprises refranchising gains (losses) which are not allocated to the U.S. or International segments for performance reporting purposes.
(b)	See Note 7 for a discussion of AmeriServe and other charges (credits) and Wrench litigation.
(c)	Primarily includes deferred tax assets, property, plant and equipment, net, related to our office facilities and fair value of derivative instruments.
(d)	Includes property, plant and equipment, net, goodwill, and intangible assets, net.

10.	Pension and Postretirement Medical Benefits

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Postretirement Benefits
	Quarter		Quarter
	3/20/04	3/22/03	3/20/04	3/22/03
Service cost	$ 7	$ 6	$ 1	$ 1
Interest cost	9	8	1	1
Expected return on plan assets	(9)	(7)	-	-
Amortization of prior service cost	1	1	-	-
Recognized actuarial loss	4	1	-	-

Net periodic benefit cost	$ 12	$ 9	$ 2	$ 2

Contributions

As disclosed in our 2003 Form 10-K, we are not required to make contributions to the Plan in 2004. No contributions have been made to the Plan during the quarter ended March 20, 2004. While we may make discretionary contributions to the Plan during the year, we do not currently intend to do so.

11.	Share Repurchase Program

In November 2003, our Board of Directors authorized a share repurchase program. This program authorizes us to repurchase, through May 21, 2005, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. During the quarter ended March 20, 2004, we repurchased approximately 6 million shares for approximately $216 million at an average price per share of approximately $36 under this program. At March 20, 2004, approximately $78 million remained available for repurchases under this program. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

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

12.	Supplemental Cash Flow Data

	Quarter
	3/20/04	3/22/03

Cash Paid for:
Interest	$ 23	$ 28
Income taxes	95	67

13.	Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2030. As of March 20, 2004 and December 27, 2003, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $388 million and $393 million, respectively. The present value of these potential payments discounted at our pre-tax cost of debt at March 20, 2004 was $316 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our exposure under such leases at March 20, 2004 and December 27, 2003, was not material.

Guarantees Supporting Financial Arrangements of Franchisees, Unconsolidated Affiliates and Other Third Parties

At March 20, 2004 and December 27, 2003, we had provided approximately $32 million of partial guarantees of two loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants. In support of one of these guarantees, we have posted $32 million of letters of credit. We also provide a standby letter of credit of $23 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $120 million at March 20, 2004. Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to refranchising (gains) losses. New loans are not currently being added to either loan pool.

We have guaranteed certain lines of credit and loans of unconsolidated affiliates totaling $29 million and $28 million at March 20, 2004 and December 27, 2003, respectively. Our unconsolidated affiliates had total revenues of approximately $357 million for the quarter ended March 20, 2004, and assets and debt of approximately $940 million and $42 million, respectively, at March 20, 2004.

We have also guaranteed certain lines of credit, loans and letters of credit of third parties totaling $7 million and $8 million at March 20, 2004 and December 27, 2003, respectively. If all such lines of credit and letters of credit were fully drawn down, the maximum contingent liability under these arrangements would be approximately $24 million and $25 million as of March 20, 2004 and December 27, 2003, respectively.

We have varying levels of recourse provisions and collateral that mitigate our risk under our guarantees of these financial arrangements of our unconsolidated affiliates and other third parties. Accordingly, our recorded liability as of March 20, 2004 and December 27, 2003 is not significant.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ coverage including workers’ compensation, employment practices liability, general liability and automobile liability as well as property losses (collectively, “property and casualty losses”). To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to self-insure the risks of loss up to defined maximum per occurrence retentions on a line by line basis or to combine certain lines of coverage into one loss pool with a single self-insured aggregate retention. The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence or aggregate retention. The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregated loss limits is remote.

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

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive in a lump sum, a proportionate bonus at the higher of target or actual performance, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of March 20, 2004, payments of approximately $28 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. In addition, like certain other large retail employers, the Company has been faced in certain states with allegations of purported class-wide wage and hour violations.

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. (“Wrench”) was filed in the United States District Court for the Western District of Michigan. The lawsuit alleged that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. The plaintiffs sought to recover monetary damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit (the “Court of Appeals”), and oral arguments were held on September 20, 2000. On July 6, 2001, the Court of Appeals reversed the District Court’s judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case was returned to District Court for trial which began on May 14, 2003 and on June 4, 2003 the jury awarded $30 million to the plaintiffs. Subsequently, the plaintiffs’moved to amend the judgment to include pre-judgment interest and post-judgment interest and Taco Bell filed its post-trial motion for judgment as a matter of law or a new trial. On September 9, 2003, the District Court denied Taco Bell’s motion and granted the plaintiff’s motion to amend the judgment.

In view of the jury verdict and subsequent District Court ruling, we recorded a charge of $42 million in 2003. We continue to believe that the Wrench plaintiffs’ claims are without merit and have appealed the verdict to the Sixth Circuit Court of Appeals. Post-judgment interest will continue to accrue during the appeal process. We have included the liability related to the Wrench judgment and related interest as accounts payable and other current liabilities in our Condensed Consolidated Balance Sheets.

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

Under the terms of these agreements, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of March 20, 2004, PepsiCo remains liable for approximately $79 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Included in the indemnities described above are contingent liabilities on lease agreements of certain non-core businesses of PepsiCo which were sold prior to the Spin-off. Two of these businesses, Chevys Mexican Restaurant and Hot 'n Now filed for bankruptcy protection in October 2003 and January 2004, respectively. While we cannot presently determine our liability under these indemnities, if any, we do not expect the amount to have a material impact on our Financial Statements. Any related expenses will be recorded as AmeriServe and other charges (credits) in our Consolidated Income Statement.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common tax audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through March 20, 2004, there have not been any determinations made by PepsiCo where we would have reached a different determination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”)(collectively “the Concepts”) and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. LJS and A&W were added when YUM acquired Yorkshire Global Restaurants, Inc. (“YGR”) on May 7, 2002. With 12,496 international units, YUM is the second largest QSR company outside the U.S.

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

The following MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Statements and our annual report on Form 10-K for the fiscal year ended December 27, 2003 (“2003 Form 10-K”).

All Note references herein refer to the accompanying Notes to the Financial Statements. Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.

Significant Known Events, Trends or Uncertainties Expected to Impact 2004 Comparisons with 2003

The following factors impacted comparability of operating performance for the quarter ended March 20, 2004 or could impact comparisons for the remainder of 2004. Certain of these factors were previously discussed in our 2003 Form 10-K.

New Accounting Pronouncements Not Yet Adopted

See Note 4.

Canada Unconsolidated Affiliate Dissolution

As previously disclosed in our 2003 Form 10-K, on November 10, 2003 we dissolved our unconsolidated affiliate that previously operated 733 restaurants in Canada. We owned 50% of this unconsolidated affiliate prior to its dissolution and accounted for our interest under the equity method. Of the restaurants previously operated by the unconsolidated affiliate, we now operate the vast majority of Pizza Huts and Taco Bells, while almost all KFCs are operated by franchisees. As a result of operating certain restaurants that were previously operated by the unconsolidated affiliate, our Company sales, restaurant profit and general and administrative expenses will increase and our franchise fees will decrease. Additionally, other income will increase as we recorded a loss from our investment in the Canadian unconsolidated affiliate in 2003. The overall impact on net income is not expected to be material.

For the quarter ended March 20, 2004, Company sales increased $35 million, franchise fees decreased $2 million, restaurant profit increased $1 million, general and administrative expenses increased $3 million and other income increased $4 million compared to the quarter ended March 22, 2003 as a result of the dissolution of our Canadian unconsolidated affiliate.

Amendment of Sale-Leaseback Agreements

On August 15, 2003 we amended two sale-leaseback agreements assumed in our 2002 acquisition of YGR (the “amended YGR sale-leaseback agreements”) such that the amended agreements qualified for sale-leaseback accounting. Restaurant profit decreased by $2 million and interest expense decreased by $2 million for the quarter ended March 20, 2004 compared to March 22, 2003 as a result of the two amended agreements being accounted for as operating leases subsequent to the amendment. We estimate the full year impact of these amendments to be a decrease in restaurant profit of $8 million and a decrease in interest expense of $10 million.

Avian Flu

In several Asian markets, avian flu has impacted retail sales trends at KFC during 2004. As of the date of this Form 10-Q, sales in all these Asian markets, including China, have recovered. As our international period close is one period prior to the Company’s period-end date to facilitate consolidated reporting, the impact of the avian flu did not significantly impact our results for the quarter ended March 20, 2004. However, we estimate that the avian flu will negatively impact international system sales growth by approximately 3 percentage points, prior to foreign currency conversion, for the quarter ending June 12, 2004. We have incorporated this potential unfavorable impact into our operating plans and outlook.

Puerto Rico Business Held for Sale

Our Puerto Rico business has been held for sale since the fourth quarter of 2002. While a sale of the Puerto Rican business has not yet occurred, we continue to believe that it is probable that a sale will occur during 2004. Sales and restaurant profit of the Puerto Rican business were $187 million and $34 million for full year 2003.

Commodity Inflation

The increased cost of certain commodities negatively impacted our U.S. margins in the quarter ended March 20, 2004. While we have taken certain actions to mitigate further effects of commodity inflation, we expect continued inflation in the quarter ended June 12, 2004, particularly in cheese prices. We currently estimate that higher cheese costs will negatively impact U.S. restaurant margins by about 140 basis points in the quarter ending June 12, 2004. We have incorporated this potential unfavorable impact into our operating plans and outlook.

AmeriServe and Other Charges (Credits)

Amounts recorded as AmeriServe and other charges (credits) were not significant for the quarters ended March 20, 2004 and March 22, 2003. See Note 7 for a discussion of AmeriServe and other charges (credits).

Wrench Litigation

An insignificant amount of expense was recorded for the quarter ended March 20, 2004, reflecting interest related to the Wrench litigation. For the year ended December 27, 2003 we recorded $42 million in expense, including interest, related to the Wrench litigation. See Note 13 for a discussion of Wrench litigation.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where their expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and International markets. Such refranchisings reduce our reported revenues and restaurant profits while increasing our franchise fees. Proceeds from refranchising increase the level of cash available to fund discretionary spending.

The following table summarizes our refranchising activities:

Quarter
	3/20/04	3/22/03

Number of units refranchised	3	5
Refranchising proceeds, pre-tax	$ 2	$ 2
Refranchising net losses, pre-tax(a)	$ (8)	$ (7)

(a)	Refranchising net losses for the quarter ended March 20, 2004 primarily include charges to write down certain U.S. restaurants which we have offered to sell at amounts lower than their carrying values. Refranchising losses for the quarter ended March 22, 2003 primarily included charges to write down our Puerto Rico business, which is held for sale, to its then current estimate of fair value.

In addition to our refranchising program, from time to time we close restaurants that are poor performing, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit (collectively “store closures”).

The following table summarizes Company store closure activities:

Quarter
	3/20/04	3/22/03

Number of units closed	69	59
Store closure costs	$ -	$ -
Impairment charges for stores to be closed	$ 1	$ 2

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reduction in restaurant profit, which reflects the decrease in Company sales, and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2003 and are no longer operated by us as of March 20, 2004. The amounts do not include results from new restaurants that we opened in connection with a relocation of an existing unit or any incremental impact upon consolidation of two or more of our existing units into a single unit.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

Quarter Ended 3/20/04
	U.S.	International	Worldwide

Decreased sales	$ (53)	$ (28)	$ (81)
Increased franchise fees	2	1	3

Decrease in total revenues	$ (51)	$ (27)	$ (78)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	Quarter Ended 3/20/04
	U.S.	International	Worldwide

Decreased restaurant margin	$ (4)	$ (3)	$ (7)
Increased franchise fees	2	1	3
Decreased general and administrative expenses	-	1	1

Decrease in operating profit	$ (2)	$ (1)	$ (3)

Worldwide Results of Operations

	Quarter
	3/20/04	3/22/03	% B(W)

Company sales	$ 1,747	$ 1,597	9
Franchise and license fees	223	205	9

Revenues	$ 1,970	$ 1,802	9

Company restaurant margin	$ 256	$ 225	14

% of Company sales	14.7%	14.1%	0.6	ppts.

Operating profit	243	217	12
Interest expense, net	35	42	16
Income tax provision	66	57	(16)

Income before cumulative effect of accounting change	142	118	20
Cumulative effect of accounting change, net of tax	-	(1)	NM

Net income	$ 142	$ 117	22

Diluted earnings per share(a)	$ 0.47	$ 0.39	21

(a)	See Note 5 for the number of shares used in this calculation.

Worldwide Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total

Balance at Dec. 27, 2003	7,854	1,512	21,471	2,362	33,199
New Builds	89	36	155	45	325
Acquisitions	9	(5)	(4)	-	-
Refranchising	(3)	-	3	-	-
Closures	(69)	(9)	(148)	(62)	(288)
Other	(1)	(7)	3	(3)	(8)

Balance at March 20, 2004	7,879	1,527	21,480	2,342	33,228

% of Total	24%	5%	64%	7%	100%

Worldwide Multibrand Restaurants	Company	Franchise	Total

Balance at December 27, 2003	1,084	1,243	2,327

Balance at March 20, 2004	1,135	1,266	2,401

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

For the quarter ended March 20, 2004, Company and franchise multibrand unit gross additions were 63 and 29, respectively.

Worldwide System Sales Growth

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

Worldwide system sales growth was 9% in the quarter, after a 4% favorable impact from foreign currency translation. Excluding the favorable impact on foreign currency translation, the increase was driven by new unit development and same store sales growth, partially offset by store closures.

Worldwide Revenues

Company sales increased $150 million or 9% in the quarter, after a 2% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation, the increase was driven by new unit development, same store sales growth and acquisitions, partially offset by refranchising and store closures.

Franchise and license fees increased $18 million or 9% in the quarter, after a 4% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation, the increase was driven by new unit development and same store sales growth, partially offset by store closures.

Worldwide Company Restaurant Margin

	Quarter
	3/20/04	3/22/03	% B(W)

Company sales	100.0%	100.0%
Food and paper	30.9	30.8	(0.1)	ppts.
Payroll and employee benefits	27.5	28.2	0.7	ppts.
Occupancy and other operating expenses	26.9	26.9	-

Company restaurant margin	14.7%	14.1%	0.6	ppts.

Restaurant margin as a percentage of sales increased approximately 60 basis points in the quarter. U.S. restaurant margin increased approximately 60 basis points and International restaurant margin increased approximately 40 basis points.

The changes in U.S. and International restaurant margin are discussed in the respective sections.

Worldwide General and Administrative Expenses

Worldwide general and administrative expenses increased $34 million or 16% in the quarter, including a 2% unfavorable impact from foreign currency translation. The increase was primarily driven by higher compensation related costs, increased reserves related to potential development sites and expenses associated with the implementation of new financial and human resource systems. General and administrative expenses also increased $3 million as a result of operating the restaurants we now own in Canada that were previously operated by our unconsolidated affiliate.

Worldwide Franchise and License Expenses

Franchise and license expenses decreased $5 million or 56% in the quarter. The decrease was primarily driven by the reversal of previously established reserves upon the completion of financial restructurings by certain Pizza Hut U.S. franchisees.

Worldwide Other (Income) Expense

Quarter
	3/20/04	3/22/03

Equity income from investments in unconsolidated affiliates	$ (12)	$ (5)
Foreign exchange net loss (gain)	-	(1)

Other (income) expense	$ (12)	$ (6)

The increase in other income was primarily driven by the improved operating performance of our unconsolidated affiliates and the impact of the dissolution of our unconsolidated affiliate in Canada which recorded a loss in the quarter ended March 22, 2003.

Worldwide Facility Actions

We recorded a net loss from facility actions of $9 million for each of the quarters ended March 20, 2004 and March 22, 2003. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 7 for a summary of the components of facility actions by reportable operating segment.

Worldwide Operating Profit

	Quarter
	3/20/04	3/22/03	% B(W)

United States	$ 172	$ 163	6
International	130	95	36
Unallocated and corporate expenses	(48)	(35)	(37)
Unallocated other income (expense)	(3)	1	NM
Unallocated facility actions	(8)	(7)	NM
Wrench litigation	-	-	-
AmeriServe and other (charges) credits	-	-	-

Operating profit	$ 243	$ 217	12

The changes in U.S. and International operating profit are discussed in the respective sections.

Unallocated and corporate expenses increased $13 million or 37% in the quarter. The increase was primarily driven by expenses associated with the implementation of new financial and human resource systems and higher compensation related costs.

Unallocated facility actions comprises refranchising gains (losses) which are not allocated to U.S. or International segments for performance reporting purposes. See Note 7 for further discussion.

Worldwide Interest Expense, Net

	Quarter
	3/20/04	3/22/03	% B(W)

Interest expense	$ 38	$ 44	13
Interest income	(3)	(2)	40

Interest expense, net	$ 35	$ 42	16

Interest expense decreased $6 million or 13% in the quarter, primarily driven by a reduction in our average debt outstanding, partially as a result of the amended YGR sale-leaseback agreements.

Worldwide Income Taxes

	Quarter
	3/20/04	3/22/03(a)
Income taxes	$ 66	$ 57
Effective tax rate	31.8%	32.6%

(a)	Amounts do not include the income tax benefit of approximately $1 million on the $2 million cumulative effect adjustment due to the adoption of SFAS 143.

The decrease in our effective tax rate for the quarter was driven by a number of factors, including the reversal of reserves associated with audits that were settled during the quarter. This decrease was partially offset by the impact of lapping the benefit in 2003 of amending certain prior U.S. income tax returns to claim credit for foreign taxes paid in prior years. While we continue to claim credit for foreign taxes paid in the current year, the amended return benefit recognized in 2003 was non-recurring.

U.S. Results of Operations

	Quarter
	3/20/04	3/22/03	% B(W)

Company sales	$ 1,166	$ 1,126	4
Franchise and license fees	131	126	4

Revenues	$ 1,297	$ 1,252	4

Company restaurant margin	$ 163	$ 151	8

% of Company sales	14.0%	13.4%	0.6	ppts.

Operating profit	$ 172	$ 163	6

U.S. Restaurant Unit Activity

	Company	Unconsolidated Affiliates(a)	Franchisees	Licensees	Total

Balance at Dec. 27, 2003	5,094	6	13,566	2,156	20,822
New Builds	32	-	49	39	120
Acquisitions	8	-	(8)	-	-
Refranchising	-	-	-	-	-
Closures	(49)	(1)	(100)	(60)	(210)
Other	-	-	3	(3)	-

Balance at March 20, 2004	5,085	5	13,510	2,132	20,732

% of Total	25%	-	65%	10%	100%

(a)	Includes 5 Yan Can units.

U.S. Multibrand Restaurants	Company	Franchise	Total

Balance at December 27, 2003	1,032	1,116	2,148

Balance at March 20, 2004	1,083	1,138	2,221

For the quarter ended March 20, 2004, Company and franchise multibrand unit gross additions were 63 and 28, respectively.

U.S. System Sales Growth

U.S. system sales growth was 4% in the quarter. The increase was driven by same store sales growth and new unit development, partially offset by store closures.

U.S. Revenues

Company sales increased $40 million or 4% in the quarter. The increase was driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

Franchise and license fees increased $5 million or 4% in the quarter. The increase was driven by same store sales growth and new unit development, partially offset by store closures.

U.S. Same Store Sales

U.S. same store sales includes only Company restaurants that have been open one year or more. U.S. blended same store sales include KFC, Pizza Hut, and Taco Bell company owned restaurants only. U.S. same store sales for Long John Silver’s and A&W restaurants are not included. Following are the same store sales growth results by brand:

	Quarter ended 3/20/04
	Same Store Sales	Transactions	Average Guest Check

KFC	(2)%	(2)%	-
Pizza Hut	6%	3%	3%
Taco Bell	6%	4%	2%

For the quarter ended March 20, 2004, U.S. blended same store sales were up 3% due to increases in transactions and average guest check.

U.S. Company Restaurant Margin

	Quarter
	3/20/04	3/22/03	% B(W)

Company sales	100.0%	100.0%
Food and paper	28.6	28.7	0.1	ppts.
Payroll and employee benefits	31.4	31.9	0.5	ppts.
Occupancy and other operating expenses	26.0	26.0	-

Restaurant margin	14.0%	13.4%	0.6	ppts.

Restaurant margin as a percentage of sales increased approximately 60 basis points in the quarter. The increase was primarily driven by the impact of same store sales increases on margin, partially offset by higher occupancy and other expenses and food and paper costs. Higher occupancy and other expenses were primarily driven by higher utilities, additional rent expense associated with the YGR sale-leaseback agreements and increased depreciation expense related to the accelerated replacement of signs and menu boards in certain restaurants. Higher food and paper costs were primarily driven by increased commodity costs (principally cheese and meat).

U.S. Operating Profit

Operating profit increased $9 million or 6% for the quarter. The increase was primarily driven by the impact of same store sales increases on restaurant profit, partially offset by higher general and administrative expenses and occupancy and other costs.

International Results of Operations

	Quarter
	3/20/04	3/22/03	% B(W)

Company sales	$ 581	$ 471	24
Franchise and license fees	92	79	16

Revenues	$ 673	$ 550	22

Company restaurant margin	$ 93	$ 74	27

% of Company sales	16.1%	15.7%	0.4	ppts.

Operating profit	$ 130	$ 95	36

International Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total

Balance at Dec. 27, 2003	2,760	1,506	7,905	206	12,377
New Builds	57	36	106	6	205
Acquisitions	1	(5)	4	-	-
Refranchising	(3)	-	3	-	-
Closures	(20)	(8)	(48)	(2)	(78)
Other	(1)	(7)	-	-	(8)

Balance at March 20, 2004	2,794	1,522	7,970	210	12,496

% of Total	22%	12%	64%	2%	100%

International Multibrand Restaurants	Company	Franchise	Total

Balance at December 27, 2003	52	127	179

Balance at March 20, 2004	52	128	180

For the quarter ended March 20, 2004 there were no Company multibrand unit gross additions and 1 franchise multibrand unit gross addition.

International System Sales Growth

International system sales growth was 18% in the quarter, after a 10% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation, the increase was driven by new unit development and same store sales growth, partially offset by store closures.

International Revenues

Company sales increased $110 million or 24% in the quarter, after a 9% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation, the increase was driven by new unit development, acquisitions (primarily units in Canada we now operate) and same store sales growth, partially offset by refranchising and store closures.

Franchise and license fees increased $13 million or 16% in the quarter, after a 10% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation, the increase was driven by new unit development and same store sales growth, partially offset by store closures and our acquisition of units in Canada that were previously operated by our unconsolidated affiliate.

International Company Restaurant Margin

	Quarter
	3/20/04	3/22/03	% B(W)

Company sales	100.0%	100.0%
Food and paper	35.5	35.8	0.3	ppts.
Payroll and employee benefits	19.6	19.4	(0.2)	ppts.
Occupancy and other operating expenses	28.8	29.1	0.3	ppts.

Company restaurant margin	16.1%	15.7%	0.4	ppts.

Restaurant margin as a percentage of sales increased approximately 40 basis points in the quarter including a 30 basis points unfavorable impact from foreign currency translation. The increase was primarily driven by the impact of same store sales increases on restaurant profit and the addition of new units with above average margins, principally in China. The increase was partially offset by a 90 basis point unfavorable impact of operating the restaurants in Canada that were previously operated by our unconsolidated affiliate.

The impact from foreign currency translation on margins as a percentage of sales is a result of the portfolio of markets effect. International margin percentages in total are impacted unfavorably when currencies strengthen in markets with below average margins. Those markets contributing to the unfavorable impact of foreign currency translation on margin at March 20, 2004 have below average margins largely due to their high labor costs.

International Operating Profit

Operating profit increased $35 million or 36% in the quarter, including an 8% favorable impact from foreign currency translation. The increase was primarily driven by new unit development, higher income from our investments in unconsolidated affiliates and same store sales increases, partially offset by higher general and administrative costs.

Consolidated Cash Flows

Net cash provided by operating activities was $189 million compared to $129 million in 2003. The increase was primarily driven by higher net income, lower incentive compensation payments in 2004 and the timing of payment of accounts payable and other current liabilities, compared to 2003. The increase was partially offset by higher income tax payments in 2004.

Net cash used in investing activities was $103 million versus $119 million in 2003. The change is primarily due to lower capital spending compared to 2003.

Net cash used in financing activities was $149 versus $34 million provided in 2003. The change is primarily due to higher share repurchases offset by lower net short-term borrowings and higher proceeds from stock option exercises compared to 2003.

Consolidated Financial Condition

Assets increased $74 million or 1% to $5.7 billion. Excluding the impact of foreign currency translation, assets increased $13 million. The increase was primarily driven by higher accounts receivable and cash (included in other assets) of consolidated advertising cooperatives which were offset by increases in advertising cooperative payables. The decrease in the allowance for doubtful accounts was the result of the completion of certain financial restructurings by certain Pizza Hut U.S. franchisees which resulted in the reversal of previously established reserves and the transfer of certain allowance amounts, along with the related receivables, to long-term notes receivable.

Liabilities remained flat at $4.5 billion. Excluding the impact of foreign currency translation, liabilities decreased $15 million. The decrease was primarily driven by a decrease in income taxes payable as a result of the timing of payments, partially offset by an increase in consolidated advertising cooperative payables.

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

Our primary bank credit agreement comprises a $1 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures on June 25, 2005. At March 20, 2004, our unused Credit Facility totaled $706 million, net of outstanding letters of credit of $294 million. There were no borrowings outstanding under the Credit Facility at the end of the quarter. Our Credit Facility contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. We were in compliance with all covenants at March 20, 2004, and do not anticipate that the covenants will impact our ability to borrow under our Credit Facility for its remaining term.

The remainder of our long-term debt primarily comprises senior unsecured notes. Amounts outstanding under senior unsecured notes were $1.85 billion at March 20, 2004. The first of these notes, in the amount of $350 million, matures in May, 2005. We currently anticipate that our net cash provided by operating activities will permit us to make a significant portion of this $350 million payment without borrowing additional amounts.

We estimate that capital spending will be approximately $770 million and refranchising proceeds will be approximately $100 million in 2004. At March 20, 2004, we had remaining capacity to repurchase, through May 21, 2005, up to $78 million of our outstanding Common Stock (excluding applicable transaction fees) under the $300 million share repurchase program authorized in 2003.

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

At both March 20, 2004 and December 27, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of approximately $3 million, respectively, in annual income before income taxes. The estimated reductions are based upon the level of variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at both March 20, 2004 and December 27, 2003 would decrease approximately $5 million, respectively. The fair value of our senior unsecured notes at March 20, 2004 and December 27, 2003 would decrease approximately $91 million and $87 million, respectively. Fair value was determined by discounting the projected cash flows.

Subsequent to the quarter ended March 20, 2004, we entered into pay-variable interest rate swaps with notional amounts of $225 million. The swaps were entered into with financial institutions and have reset dates and critical terms that match those of $75 million in debt under each of our 2008, 2011 and 2012 fixed-rate senior unsecured notes. Accordingly, the swaps will be accounted for as hedges of these portions of our debt. Subsequent to entering into these swaps, approximately 28% of our debt is now variable rate.

Foreign Currency Exchange Rate Risk

International operating profit constitutes approximately 45% of our year to date operating profit, excluding unallocated and corporate expenses. In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.4 billion as of March 20, 2004. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific, the Americas and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows. For the quarter ended March 20, 2004, operating profit would have decreased $13 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts entered into by the Company that were outstanding at March 20, 2004 and December 27, 2003, were not significant to the Financial Statements.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

There were no significant changes with respect to the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the quarter ended March 20, 2004.

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

Independent Accountants’ Review Report

The Board of Directors
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of March 20, 2004 and the related condensed consolidated statements of income for the twelve weeks ended March 20, 2004 and March 22, 2003 and the condensed consolidated statements of cash flows for the twelve weeks ended March 20, 2004 and March 22, 2003. These condensed consolidated financial statements are the responsibility of YUM’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of YUM as of December 27, 2003, and the related consolidated statements of income, cash flows and shareholders’ equity (deficit) and comprehensive income for the year then ended not presented herein; and in our report dated February 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to the adoption of the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 2003 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
Louisville, Kentucky
April 20, 2004

PART II - Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 2. Changes in Securities and Use of Proceeds

(e)	Issuer Purchases Of Equity Securities

The following table provides information as of March 20, 2004 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

Period 1
12/28/03 - 01/24/04	1,712,600	$34.47	1,712,600	$235,299,359
Period 2
01/25/04 - 02/21/04	1,485,000	$35.43	1,485,000	$182,724,447
Period 3
02/22/04 - 03/20/04	2,811,100	$37.14	2,811,100	$ 78,395,710

Total	6,008,700	$35.96	6,008,700

In November 2003, our Board of Directors authorized a share repurchase program. This program authorizes us to repurchase, through May 21, 2005, up to $300 million of our outstanding Common Stock (excluding applicable transaction fees). All repurchases of shares shown above occurred under this program.

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

We filed a Current Report on Form 8-K dated January 30, 2004, announcing that the Company does not anticipate a material impact on overall sales, profits or supplies as a result of the avian-flu situation in Asia based on information available to date and reconfirming first quarter EPS guidance of $0.43.

We filed a Current Report on Form 8-K dated February 11, 2004, attaching our earnings release for the fourth quarter and fiscal year ended December 27, 2003.

We filed a Current Report on Form 8-K dated February 27, 2004, attaching a press release reporting Period 2 sales for our U.S. and International businesses and reconfirming 2004 EPS guidance of at least $2.27 prior to special items, $2.29 including special items.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC. (Registrant)

Date: April 26, 2004	/s/ Gregory N. Moore Senior Vice President and Controller (Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, David C. Novak, certify that:

1.	I have reviewed this report on Form 10-Q of YUM! Brands, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: April 26, 2004	/s/ David C. Novak Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, David J. Deno, certify that:

1.	I have reviewed this report on Form 10-Q of YUM! Brands, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: April 26, 2004	/s/ David J. Deno Chief Financial Officer

EXHIBIT 15

Accountants’ Acknowledgment

The Board of Directors
YUM! Brands, Inc.:

We hereby acknowledge our awareness of the use of our report dated April 20, 2004 included within the Quarterly Report on Form 10-Q of YUM! Brands, Inc. for the twelve weeks ended March 20, 2004, and incorporated by reference in the following Registration Statements:

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
April 23, 2004

Exhibit 32.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended March 20, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 26, 2004	/s/ David C. Novak Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended March 20, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David J. Deno, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 26, 2004	/s/ David J. Deno Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.