Form 10-Q
period 2004-06-12
YUM BRANDS INC
filed 2004-07-20
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 12, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the Registrant’s Common Stock as of July 15, 2004 was 290,567,629 shares.

YUM! BRANDS, INC.

INDEX

Page No.

Part I. Financial Information

Item 1 - Financial Statements

Condensed Consolidated Statements of Income - Quarters and Years to date
ended June 12, 2004 and June 14, 2003	3

Condensed Consolidated Statements of Cash Flows - Years to date ended	4
June 12, 2004 and June 14, 2003

Condensed Consolidated Balance Sheets - June 12, 2004	5
and December 27, 2003

Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition	19
and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	34

Item 4 - Controls and Procedures	35

Independent Accountants’ Review Report	37

Part II. Other Information and Signatures

Item 1 - Legal Proceedings	38

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases	38
of Equity Securities

Item 4 - Submission of Matters to a Vote of Security Holders	38

Item 6 - Exhibits and Reports on Form 8-K	39

Signatures	41

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)

	Quarter		Year to date
	6/12/04	6/14/03	6/12/04	6/14/03
Revenues
Company sales	$ 1,846	$ 1,723	$ 3,593	$ 3,320
Franchise and license fees	231	213	454	418

Total revenues	2,077	1,936	4,047	3,738

Costs and expenses, net
Company restaurants
Food and paper	588	532	1,128	1,024
Payroll and employee benefits	493	473	973	923
Occupancy and other operating expenses	495	462	966	892

	1,576	1,467	3,067	2,839
General and administrative expenses	234	208	471	411
Franchise and license expenses	6	6	8	13
Facility actions	10	6	19	15
Other (income) expense	(10)	(8)	(22)	(14)
Wrench litigation	-	35	-	35
AmeriServe and other charges (credits)	(14)	2	(14)	2

Total costs and expenses, net	1,802	1,716	3,529	3,301

Operating Profit	275	220	518	437

Interest expense, net	32	42	67	84

Income Before Income Taxes and Cumulative Effect of
Accounting Change	243	178	451	353

Income tax provision	65	56	131	113

Income Before Cumulative Effect of Accounting Change	178	122	320	240

Cumulative effect of accounting change, net of tax	-	-	-	(1)

Net Income	$ 178	$ 122	$ 320	$ 239

Basic Earnings Per Common Share	$ 0.61	$ 0.42	$ 1.10	$ 0.82

Diluted Earnings Per Common Share	$ 0.58	$ 0.40	$ 1.05	$ 0.79

Dividends Declared Per Common Share	$ 0.10	$ -	$ 0.10	$ -

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	Year to date
	6/12/04	6/14/03
Cash Flows - Operating Activities
Net income	$ 320	$ 239
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	-	1
Depreciation and amortization	195	181
Facility actions	19	15
Wrench litigation	-	35
Other liabilities and deferred credits	8	4
Deferred income taxes	-	(27)
Other non-cash charges and credits, net	19	23
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	(14)	(11)
Inventories	(6)	(3)
Prepaid expenses and other current assets	(21)	(25)
Accounts payable and other current liabilities	(64)	(107)
Income taxes payable	(66)	39

Net change in operating working capital	(171)	(107)

Net Cash Provided by Operating Activities	390	364

Cash Flows - Investing Activities
Capital spending	(221)	(221)
Proceeds from refranchising of restaurants	8	11
Acquisition of restaurants from franchisees	(5)	(22)
Short-term investments	(27)	2
Sales of property, plant and equipment	24	20
Other, net	23	2

Net Cash Used in Investing Activities	(198)	(208)

Cash Flows - Financing Activities
Revolving Credit Facility activity
Three months or less, net	-	(27)
Repayments of long-term debt	(7)	(6)
Short-term borrowings-three months or less, net	-	(48)
Repurchase shares of common stock	(294)	(82)
Employee stock option proceeds	102	34

Net Cash Used in Financing Activities	(199)	(129)

Effect of Exchange Rates on Cash and Cash Equivalents	(2)	7

Net (Decrease) Increase in Cash and Cash Equivalents	(9)	34
Cash and Cash Equivalents - Beginning of Period	192	130

Cash and Cash Equivalents - End of Period	$ 183	$ 164

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	6/12/2004	12/27/2003

ASSETS
Current Assets
Cash and cash equivalents	$ 183	$ 192
Short-term investments, at cost	42	15
Accounts and notes receivable, less allowance: $19 in 2004 and $25 in 2003	178	150
Inventories	73	67
Assets classified as held for sale	98	96
Prepaid expenses and other current assets	109	65
Deferred income taxes	165	165
Advertising cooperative assets, restricted	73	56

Total Current Assets	921	806
Property, plant and equipment, net	3,251	3,280
Goodwill	526	521
Intangible assets, net	352	357
Investments in unconsolidated affiliates	178	184
Other assets	455	472

Total Assets	$ 5,683	$ 5,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$ 1,097	$ 1,157
Dividends payable	29	-
Income taxes payable	164	238
Short-term borrowings	379	10
Advertising cooperative liabilities	73	56

Total Current Liabilities	1,742	1,461
Long-term debt	1,669	2,056
Other liabilities and deferred credits	999	983

Total Liabilities	4,410	4,500

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	-	-
Common stock, no par value, 750 shares authorized; 290 shares and 292 shares issued in
2004 and 2003, respectively	783	916
Retained earnings	705	414
Accumulated other comprehensive income (loss)	(215)	(210)

Total Shareholders’ Equity	1,273	1,120

Total Liabilities and Shareholders’ Equity	$ 5,683	$ 5,620

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)

1.	Financial Statement Presentation

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

We participate in various advertising cooperatives with our franchisees and licensees. In certain of these cooperatives we possess majority voting rights, and thus control the cooperatives. We have previously reported the related assets and liabilities of those advertising cooperatives we control in accounts and notes receivable, prepaid expenses and other current assets and accounts payable and other current liabilities, as appropriate. We have now summed all assets and liabilities of these advertising cooperatives and reported the amounts as advertising cooperative assets, restricted and advertising cooperative liabilities in the Condensed Consolidated Balance Sheet as of June 12, 2004. We have reclassified those amounts in the Condensed Consolidated Balance Sheet as of December 27, 2003 for comparative purposes. As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions. Thus, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue,” we do not reflect, and have not reflected in the past, franchisee and licensee contributions to these cooperatives in our Condensed Consolidated Statements of Income.

In our opinion, the accompanying Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with our 2003 Form 10-K, our financial position as of June 12, 2004, and the results of our operations and cash flows for the quarters and years to date ended June 12, 2004 and June 14, 2003. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

We have reclassified certain items in the accompanying Financial Statements and Notes to the Financial Statements in order to be comparable with the current classifications. These reclassifications had no effect on previously reported net income.

2.	Stock-Based Employee Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market price of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation.

	Quarter		Year to date
	6/12/04	6/14/03	6/12/04	6/14/03
Net Income, as reported	$ 178	$ 122	$ 320	$ 239

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(10)	(9)	(18)	(18)

Net Income, pro forma	$ 168	$ 113	$ 302	$ 221

Basic Earnings per Common Share
As reported	$ 0.61	$ 0.42	$ 1.10	$ 0.82
Pro forma	0.58	0.39	1.04	0.76

Diluted Earnings per Common Share
As reported	$ 0.58	$ 0.40	$ 1.05	$ 0.79
Pro forma	0.55	0.37	0.99	0.73

3.	Recently Adopted Accounting Pronouncements

We have adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation of an entity whose equity holders either (a) have not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of such an entity, known as a variable interest entity (“VIE”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is obligated to absorb a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 excludes from its scope businesses (as defined by FIN 46) unless certain conditions exist.

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

As a result of the adoption of FIN 46 we have not consolidated any franchise entities, purchasing cooperatives or other entities.

4.	New Accounting Pronouncements Not Yet Adopted

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. On May 19, 2004, the FASB issued Financial Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) to discuss certain accounting and disclosure issues raised by the Act. FSP 106-2 addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for plans for which the employer has not yet been able to determine actuarial equivalency. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 (the quarter ending December 25, 2004 for the Company).

We have not yet concluded whether the prescription drug benefits provided under our postretirement plan are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy. The reported net periodic benefit costs of our postretirement plan in the accompanying Financial Statements and Notes to the Financial Statements do not reflect the effects of the Act. Adoption of FSP 106-2 could require revisions to previously reported information. While we may be eligible for benefits under the Act based on the prescription drug benefits provided in our postretirement plan, we do not believe such benefits will have a material impact on our Financial Statements.

5.	Earnings Per Common Share (“EPS”)

	Quarter		Year to date
	6/12/04	6/14/03	6/12/04	6/14/03
Net income	$ 178	$ 122	$ 320	$ 239

Basic EPS
Weighted-average common shares outstanding	290	293	290	293

Basic EPS	$ 0.61	$ 0.42	$ 1.10	$ 0.82

Diluted EPS
Weighted-average common shares outstanding	290	293	290	293
Shares assumed issued on exercise of dilutive share
equivalents	49	55	51	51
Shares assumed purchased with proceeds of dilutive
share equivalents	(35)	(44)	(36)	(41)

Shares applicable to diluted earnings	304	304	305	303

Diluted EPS	$ 0.58	$ 0.40	$ 1.05	$ 0.79

Unexercised employee stock options to purchase approximately 0.3 million and 0.5 million shares of our Common Stock for the quarter and year to date ended June 12, 2004, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter and year to date ended June 12, 2004.

Unexercised employee stock options to purchase approximately 2.6 million and 7.7 million shares of our Common Stock for the quarter and year to date ended June 14, 2003, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter and year to date ended June 14, 2003.

During the year to date ended June 12, 2004, we have granted employee stock options to purchase approximately 5 million shares of our Common Stock at an exercise price equal to the average market price on the date of grant. The weighted-average exercise price of these options was approximately $35.

6.	Comprehensive Income

Comprehensive income was as follows:

	Quarter		Year to date
	6/12/04	6/14/03	6/12/04	6/14/03
Net income	$ 178	$ 122	$ 320	$ 239
Foreign currency translation adjustment arising
during the period	(49)	29	(5)	35
Changes in fair value of derivatives, net of tax	-	(1)	(2)	(10)
Reclassification of derivative losses to net income,
net of tax	-	1	2	10

Total comprehensive income	$ 129	$ 151	$ 315	$ 274

7.	Items Affecting Comparability of Net Income

Facility actions

Facility actions consists of the following components:

  Refranchising net (gains) losses;
  Store closure costs; and
  Impairment of long-lived assets for stores we intend to close and stores we intend to continue to use in the business.

	Quarter ended June 12, 2004
	U.S.	International	Worldwide
Refranchising net (gains) losses(b)	$ (1)	$ 4	$ 3
Store closure costs(a)	(1)	(4)	(5)
Store impairment charges	5	7	12

Facility actions	$ 3	$ 7	$ 10

	Quarter ended June 14, 2003
	U.S.	International	Worldwide
Refranchising net (gains) losses	$ (3)	$ 3	$ -
Store closure costs(a)	(1)	(1)	(2)
Store impairment charges	3	5	8

Facility actions	$ (1)	$ 7	$ 6

	Year to date ended June 12, 2004
	U.S.	International	Worldwide
Refranchising net (gains) losses(c)	$ 7	$ 4	$ 11
Store closure costs(a)	(1)	(4)	(5)
Store impairment charges	6	7	13

Facility actions	$ 12	$ 7	$ 19

	Year to date ended June 14, 2003
	U.S.	International	Worldwide
Refranchising net (gains) losses(b)	$ (6)	$ 13	$ 7
Store closure costs(a)	(1)	(1)	(2)
Store impairment charges	4	6	10

Facility actions	$ (3)	$ 18	$ 15

(a)

The income in store closure costs for the quarters and years to date ended June 12, 2004 and June 14, 2003 is primarily the result of gains from the sale of properties on which we formerly operated restaurants.

(b)	International includes a $4 million and $10 million write down on our Puerto Rico business in the quarter to date ended June 12, 2004 and the year to date ended June 14, 2003, respectively.

(c)	U.S. includes an $8 million write down on restaurants we have offered to sell at amounts lower than their carrying amounts.

The following table summarizes the carrying values of the major classes of assets held for sale at June 12, 2004 and December 27, 2003. U.S. amounts primarily represent land on which we previously operated restaurants and are net of impairment charges of $5 million and $2 million, at June 12, 2004 and December 27, 2003, respectively. International amounts relate primarily to our Puerto Rico business, which we have written down by approximately $21 million since it was designated held for sale in the quarter ended December 28, 2002. The carrying values of liabilities of the Puerto Rico business that we anticipate would be assumed by a buyer, were not significant at June 12, 2004 or at December 27, 2003.

	June 12, 2004
	U.S.	International	Worldwide
Property, plant and equipment, net	$ 16	$ 68	$ 84
Goodwill	-	12	12
Other assets	-	2	2

Assets classified as held for sale	$ 16	$ 82	$ 98

	December 27, 2003
	U.S.	International	Worldwide
Property, plant and equipment, net	$ 9	$ 73	$ 82
Goodwill	-	12	12
Other assets	-	2	2

Assets classified as held for sale	$ 9	$ 87	$ 96

The following table summarizes Company sales and restaurant profit related to stores held for sale at June 12, 2004, or disposed of through refranchising or closure during 2004 and 2003. The operations of such stores classified as held for sale as of June 12, 2004 or June 14, 2003 or disposed of in the quarters and years to date ended June 12, 2004 or June 14, 2003, which meet the conditions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), for reporting as discontinued operations were not material. Restaurant profit represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses.

	Quarter		Year to date
	6/12/04	6/14/03	6/12/04	6/14/03
Stores held for sale at June 12, 2004:
Sales	$ 48	$ 43	$ 91	$ 86
Restaurant profit	9	8	17	17
Stores disposed of in 2004 and 2003:
Sales	$ 3	$ 26	$ 11	$ 54
Restaurant profit	-	3	1	5

Wrench Litigation

An insignificant amount of expense was recorded as Wrench litigation for the quarter and year to date ended June 12, 2004. The amounts recorded as Wrench litigation for the quarter and year to date ended June 14, 2003, reflect the amounts awarded to the plaintiff and estimated pre-judgment interest. See Note 13 for a discussion of Wrench litigation.

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

We classify expenses and recoveries related to AmeriServe, as well as certain other items, as AmeriServe and other charges (credits). Income of $14 million was recorded as AmeriServe and other charges (credits) for both the quarter and year to date ended June 12, 2004. The amount primarily resulted from cash recoveries related to the AmeriServe bankruptcy reorganization process. Expense of $2 million was recorded as AmeriServe and other charges (credits) for both the quarter and year to date ended June 14, 2003. The amount primarily consisted of integration costs related to our acquisition of Yorkshire Global Restaurants, Inc.

8.	Debt

Our primary bank credit agreement comprises a $1 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures on June 25, 2005. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. We were in compliance with all debt covenants at June 12, 2004.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit. At June 12, 2004, our unused Credit Facility totaled $706 million, net of outstanding letters of credit of $294 million. There were no borrowings outstanding under the Credit Facility at June 12, 2004. The interest rate for borrowings under the Credit Facility ranges from 1.0% to 2.0% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.65% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

Included in short-term borrowings at June 12, 2004 are $350 million of Senior Unsecured Notes with a May 2005 maturity date (“the May 2005 Notes”). The May 2005 Notes were included in long-term debt at December 27, 2003. Additionally, short-term borrowings at June 12, 2004 now includes a derivative adjustment of $17 million related to the pay-variable interest rate swaps designated as a hedge of the May 2005 Notes. The derivative adjustment related to these swaps was included in long-term debt, along with the May 2005 Notes, at December 27, 2003.

During the quarter ended June 12, 2004, we entered into additional pay-variable interest rate swaps with notional amounts of $850 million. The swaps were entered into with financial institutions and have reset dates and critical terms that match those of $75 million, $375 million and $400 million in long-term debt under our 2008, 2011 and 2012 fixed-rate Senior Unsecured Notes, respectively. Accordingly, the swaps are accounted for as hedges of these portions of our debt. Considering the impact of these swaps, at June 12, 2004 approximately 50% of our long-term debt is at variable interest rates.

Interest expense on short-term borrowings and long-term debt was $36 million and $44 million for the quarters ended June 12, 2004 and June 14, 2003, respectively, and $74 million and $88 million for the years to date ended June 12, 2004 and June 14, 2003, respectively.

9.	Reportable Operating Segments

	Quarter		Year to date
Revenues	6/12/04	6/14/03	6/12/04	6/14/03
United States	$ 1,349	$ 1,328	$ 2,646	$ 2,580
International	728	608	1,401	1,158

	$ 2,077	$ 1,936	$ 4,047	$ 3,738

	Quarter		Year to date
Operating Profit	6/12/04	6/14/03	6/12/04	6/14/03
United States	$ 199	$ 204	$ 371	$ 367
International	109	88	239	183
Unallocated and corporate expenses	(44)	(34)	(92)	(69)
Unallocated other income (expense)	-	(1)	(3)	-
Unallocated facility actions(a)	(3)	-	(11)	(7)
Wrench litigation(b)	-	(35)	-	(35)
AmeriServe and other (charges) credits(b)	14	(2)	14	(2)

Operating profit	275	220	518	437
Interest expense, net	(32)	(42)	(67)	(84)

Income before income taxes and cumulative
effect of accounting change	$ 243	$ 178	$ 451	$ 353

Identifiable Assets	6/12/04	12/27/03

United States	$ 3,273	$ 3,279
International	2,030	1,880
Corporate(c)	380	461

	$ 5,683	$ 5,620

Long-Lived Assets(d)	6/12/04	12/27/03

United States	$ 2,840	$ 2,880
International	1,212	1,206
Corporate	77	72

	$ 4,129	$ 4,158

(a)	Unallocated facility actions comprises refranchising gains (losses) which are not allocated to the U.S. or International segments for performance reporting purposes.
(b)	See Note 7 for a discussion of AmeriServe and other charges (credits) and Wrench litigation.
(c)	Primarily includes deferred tax assets, property, plant and equipment, net, related to our office facilities and fair value of interest rate swaps.
(d)	Includes property, plant and equipment, net; goodwill; and intangible assets, net.

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Pension Benefits
	Quarter		Year to date
	6/12/04	6/14/03	6/12/04	6/14/03
Service cost	$ 8	$ 6	$ 15	$ 12
Interest cost	9	8	18	16
Expected return on plan assets	(10)	(7)	(19)	(14)
Amortization of prior service cost	1	1	2	2
Recognized actuarial loss	5	2	9	3

Net periodic benefit cost	$ 13	$ 10	$ 25	$ 19

	Other Postretirement Benefits		Other Postretirement Benefits
	Quarter		Year to date
	6/12/04	6/14/03	6/12/04	6/14/03
Service cost	$ -	$ -	$ 1	$ 1
Interest cost	1	1	2	2
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	-	-	-	-
Recognized actuarial loss	1	1	1	1

Net periodic benefit cost	$ 2	$ 2	$ 4	$ 4

Contributions

As disclosed in our 2003 Form 10-K, we are not required to make contributions to the Plan in 2004. No contributions have been made to the Plan during the quarter or year to date ended June 12, 2004. While we may make discretionary contributions to the Plan during the year, we do not currently intend to do so.

11.	Share Repurchase Program

In May 2004, our Board of Directors authorized a share repurchase program. This program authorizes us to repurchase, through November 2005, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. As of June 12, 2004, no repurchases of shares had been made under this program. Based on market conditions and other factors, repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

In November 2003, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through May 2005, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. As of June 12, 2004, this share repurchase program was substantially completed. During the year to date ended June 12, 2004, we repurchased approximately 8.1 million shares for approximately $294 million at an average price per share of approximately $36 under this program.

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

12.	Supplemental Cash Flow Data

Year to date
	6/12/04	6/14/03
Cash Paid for:
Interest	$ 79	$ 90
Income taxes	196	99
Significant Non-Cash Investing and Financing Activities:
Capital lease obligations incurred to acquire assets	$ 10	$ 1

13.	Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2030. As of June 12, 2004 and December 27, 2003, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $375 million and $393 million, respectively. The present value of these potential payments discounted at our pre-tax cost of debt at June 12, 2004 was $298 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our exposure under such leases at June 12, 2004 and December 27, 2003 was not material.

Guarantees Supporting Financial Arrangements of Franchisees, Unconsolidated Affiliates and Other Third Parties

At June 12, 2004 and December 27, 2003, we had provided approximately $32 million of partial guarantees of two franchisee loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants. In support of these guarantees, we have posted $32 million of letters of credit. We also provide a standby letter of credit of $23 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $113 million at June 12, 2004. Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to net refranchising loss (gain). New loans are not currently being added to either loan pool.

We have guaranteed certain lines of credit and loans of unconsolidated affiliates totaling $29 million and $28 million at June 12, 2004 and December 27, 2003, respectively. Our unconsolidated affiliates had total revenues of over $390 million and $740 million, respectively, for the quarter and year to date ended June 12, 2004, and assets of approximately $800 million and debt of $44 million at June 12, 2004.

We have also guaranteed certain lines of credit, loans and letters of credit of third parties totaling $7 million and $8 million at June 12, 2004 and December 27, 2003, respectively. If all such lines of credit and letters of credit were fully drawn down, the maximum contingent liability under these arrangements would be approximately $24 million and $25 million as of June 12, 2004 and December 27, 2003, respectively.

We have varying levels of recourse provisions and collateral that mitigate the risk of loss related to our guarantees of these financial arrangements of unconsolidated affiliates and other third parties. Accordingly, our recorded liability as of June 12, 2004 and December 27, 2003 is not significant.

Insurance Programs

We are self-insured for a substantial portion of our current and prior coverage including workers’ compensation, employment practices liability, general liability and automobile liability as well as property losses (collectively, “property and casualty losses”). To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to self-insure the risks of loss up to defined maximum per occurrence retentions on a line by line basis or to combine certain lines of coverage into one loss pool with a single self-insured aggregate retention. The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence or aggregate retention. The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.

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

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive in a lump sum, a proportionate bonus at the higher of target or actual performance, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of June 12, 2004, payments of approximately $29 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

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

On July 9, 2003, we filed suit against Taco Bell’s former advertising agency in the United States District Court for the Central District of California seeking reimbursement for any final award that may be ultimately affirmed by the appeals courts and costs that we have incurred in defending this matter. We are also seeking reimbursement from our insurance carriers.

Obligations to PepsiCo, Inc. After Spin-off

In connection with our October 6, 1997 spin-off from PepsiCo, Inc. (“PepsiCo”) (the “Spin-off”), we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

Under the terms of these agreements, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of June 12, 2004, PepsiCo remains liable for approximately $70 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Included in the indemnities described above are contingent liabilities on lease agreements of certain non-core businesses of PepsiCo which were sold prior to the Spin-off. Two of these businesses, Chevys Mexican Restaurant and Hot 'n Now filed for bankruptcy protection in October 2003 and January 2004, respectively. We believe that we have appropriately provided for our estimated probable exposure under these indemnities and we do not expect any necessary, future adjustments to recorded reserves to have a material impact on our Financial Statements. Any related expenses have been recorded as AmeriServe and other charges (credits) in our Consolidated Income Statement.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common tax audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through June 12, 2004, there have not been any determinations made by PepsiCo where we would have reached a different determination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively “the Concepts”) and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. LJS and A&W were added when YUM acquired Yorkshire Global Restaurants, Inc. (“YGR”) on May 7, 2002. With 12,536 international units, YUM is the second largest QSR company outside the U.S.

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

Our progress against these measures is discussed throughout the Management’s Discussion and Analysis (”MD&A”).

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

Significant Known Events, Trends or Uncertainties Expected to Impact 2004 Comparisons with 2003

The following factors impacted comparability of operating performance for the quarter and year to date ended June 12, 2004 or could impact comparisons for the remainder of 2004. Certain of these factors were previously discussed in our 2003 Form 10-K.

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

As a result of our dissolution of our Canada Unconsolidated Affiliate, Company sales increased $36 million, franchise fees decreased $2 million, restaurant profit increased $2 million, general and administrative expenses increased $2 million and other income increased $2 million for the quarter ended June 12, 2004 compared to the quarter ended June 14, 2003.

As a result of the dissolution of our Canada Unconsolidated Affiliate, Company sales increased $71 million, franchise fees decreased $4 million, restaurant profit increased $3 million, general and administrative expenses increased $5 million and other income increased $6 million for the year to date ended June 12, 2004 compared to the year to date ended June 14, 2003.

Amendment of Sale-Leaseback Agreements

On August 15, 2003 we amended two sale-leaseback agreements assumed in our 2002 acquisition of YGR such that the amended agreements qualified for sale-leaseback accounting. Restaurant profit decreased by $2 million and $4 million for the quarter and year to date ended June 12, 2004, respectively, compared to the same periods in 2003 as a result of the two amended agreements being accounted for as operating leases subsequent to the amendment. Interest expense decreased by $3 million and $5 million for the quarter and year to date ended June 12, 2004, respectively. We estimate the full year impact of these amendments to be a decrease in restaurant profit of $5 million and a decrease in interest expense of $6 million.

Avian Flu

In several Asian markets, avian flu impacted retail sales trends at KFC early in the quarter ended June 12, 2004. Sales in these Asian markets, including China, have recovered. We took various steps, including discounting and alternative product offerings, that helped us to mitigate the effects of avian flu on our business. The impact of the avian flu on revenues and profits cannot be objectively quantified due to the assumptions required as to the cause of business trends throughout the quarter. However, we do not believe that the impact was material to our results for the quarter ended June 12, 2004.

Puerto Rico Business Held for Sale

Our Puerto Rico business has been held for sale since the fourth quarter of 2002. While a sale of the Puerto Rican business has not yet occurred, we continue to believe that it is probable that a sale will occur during 2004. Sales and restaurant profit of the Puerto Rican business were $187 million and $34 million, respectively, for full year 2003.

Commodity Inflation

The increased cost of certain commodities negatively impacted our U.S. margins for the quarter and year to date ended June 12, 2004. While we have taken certain actions to mitigate further effects of commodity inflation, we expect continued inflation in 2004. Higher commodity costs, particularly in cheese and meat prices, negatively impacted U.S. restaurant margins by approximately 230 and 140 basis points for the quarter and year to date ended June 12, 2004, respectively. We currently estimate that higher commodity costs (particularly in meats, cheese and oil) will negatively impact U.S. restaurant margins by more than 200 basis points in the quarter ending September 4, 2004. We have incorporated this potential unfavorable impact into our operating plans and outlook.

AmeriServe and Other Charges (Credits)

Income of $14 million was recorded as AmeriServe and other charges (credits) for both the quarter and year to date ended June 12, 2004. The amount primarily resulted from recoveries related to the AmeriServe bankruptcy reorganization process. Expense of $2 million was recorded as AmeriServe and other charges (credits) for both the quarter and year to date ended June 14, 2003. The amount primarily consisted of integration costs related to our acquisition of YGR. See Note 7 for a discussion of AmeriServe and other charges (credits).

Wrench Litigation

An insignificant amount of expense was recorded for the quarter and year to date ended June 12, 2004, reflecting interest related to the Wrench litigation. The amounts recorded as Wrench litigation for the quarter and year to date ended June 14, 2003 reflect the amounts awarded to the plaintiff and estimated pre-judgment interest. See Note 13 for a discussion of Wrench litigation.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where their expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and International markets. Such refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.

The following table summarizes our refranchising activities:

	Quarter		Year to date
	6/12/04	6/14/03	6/12/04	6/14/03
Number of units refranchised	11	62	14	67
Refranchising proceeds, pre-tax	$ 6	$ 9	$ 8	$11
Refranchising net losses, pre-tax(a)	$ 3	$ -	$11	$ 7

(a)

Refranchising net losses for the quarter to date ended June 12, 2004 and the year to date ended June 14, 2003 primarily included charges to write down our Puerto Rico business, which is held for sale, to its then estimate of fair value. Refranchising losses for the year to date ended June 12, 2004 also include charges to write down certain U.S. restaurants which we have offered to sell at amounts lower than their carrying values.

In addition to our refranchising program, from time to time we close restaurants that are poor performing, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit (collectively, “store closures”).

The following table summarizes Company store closure activities:

	Quarter		Year to date
	6/12/04	6/14/03	6/12/04	6/14/03
Number of units closed	116	42	185	101
Store closure costs	$ (5)	$ (2)	$ (5)	$ (2)
Impairment charges for stores to be closed	$ 2	$ 1	$ 3	$ 3

The income in store closure costs for the quarters and years to date ended June 12, 2004 and June 14, 2003 is primarily the result of gains from the sale of properties on which we previously operated restaurants.

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reduction in restaurant profit, which reflects the decrease in Company sales, and general and administrative expenses (“G&A”) and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2003 and are no longer operated by us at June 12, 2004. The amounts do not include results from new restaurants that we opened in connection with a relocation of an existing unit or any incremental impact upon consolidation of two or more of our existing units into a single unit.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

Quarter ended June 12, 2004
	U.S.	International	Worldwide
Decreased sales	$ (56)	$ (26)	$ (82)
Increased franchise fees	1	1	2

Decrease in total revenues	$ (55)	$ (25)	$ (80)

	Year to date ended June 12, 2004
	U.S.		International	Worldwide
Decreased sales	$ (10	9)	$ (54)	$ (16	3)
Increased franchise fees	3		2	5

Decrease in total revenues	$ (10	6)	$ (52)	$ (15	8)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	Quarter ended June 12, 2004
	U.S.	International	Worldwide
Decreased restaurant profit	$ (5)	$ (1)	$ (6)
Increased franchise fees	1	1	2
Decreased G&A expenses	-	1	1

(Decreased) increased operating profit	$ (4)	$ 1	$ (3)

	Year to date ended June 12, 2004
	U.S.	International	Worldwide
Decreased restaurant profit	$ (9)	$ (4)	$ (13)
Increased franchise fees	3	2	5
Decreased G&A expenses	-	2	2

(Decreased) increased operating profit	$ (6)	$ -	$ (6)

Worldwide Results of Operations

	Quarter				Year to date
	6/12/04	6/14/03	% B(W)		6/12/04	6/14/03	% B(W)
Company sales	$ 1,846	$1,723	7		$ 3,593	$ 3,320	8
Franchise and license fees	231	213	9		454	418	9

Revenues	$ 2,077	$ 1,936	7		$ 4,047	$ 3,738	8

Company restaurant profit	$ 270	$ 256	5		$ 526	$ 481	10

% of Company sales	14.6%	14.8%	(0.2)	ppts.	14.7%	14.5%	0.2	ppts.

Operating profit	$ 275	$ 220	24		$ 518	$ 437	18
Interest expense, net	32	42	23		67	84	20
Income tax provision	65	56	(16)		131	113	(16)

Income before cumulative effect of
accounting change	178	122	45		320	240	33
Cumulative effect of accounting
change, net of tax	-	-	-		-	(1)	NM

Net income	$ 178	$ 122	45		$ 320	$ 239	33

Diluted earnings per share(a)	$ 0.58	$ 0.40	45		$ 1.05	$ 0.79	33

(a)	See Note 5 for the number of shares used in this calculation.

Worldwide Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total

Balance at Dec. 27, 2003	7,854	1,512	21,471	2,362	33,199
New Builds	154	62	321	89	626
Acquisitions	11	2	(13)	-	-
Refranchising	(14)	-	14	-	-
Closures	(185)	(16)	(287)	(138)	(626)
Other	(3)	(8)	-	(3)	(14)

Balance at June 12, 2004	7,817	1,552	21,506	2,310	33,185

% of Total	23%	5%	65%	7%	100%

Worldwide Multibrand Restaurants	Company	Franchise	Total

Balance at December 27, 2003	1,084	1,243	2,327

Balance at June 12, 2004	1,255	1,302	2,557

The franchise multibrand unit counts include both franchisee and unconsolidated affiliate multibrand units. Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count. Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count.

For the year to date ended June 12, 2004, Company and franchise multibrand unit gross additions were 187 and 70, respectively.

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

Worldwide system sales growth was 8% for the quarter and year to date, including a 3% favorable impact from foreign currency translation. Excluding the favorable impact on foreign currency translation, the increases were driven by new unit development and same store sales growth, partially offset by store closures.

Worldwide Revenues

Company sales increased $123 million or 7% in the quarter, including a 2% favorable impact from foreign currency translation. Company sales increased $273 million or 8% year to date, including a 2% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation, the increases were driven by new unit development, acquisitions (primarily units in Canada which we now operate), and same store sales growth, partially offset by refranchising and store closures.

Franchise and license fees increased $18 million or 9% in the quarter, including a 3% favorable impact from foreign currency translation. Franchise and license fees increased $36 million or 9% year to date, including a 4% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation, the increases were driven by new unit development and same store sales growth, partially offset by store closures and acquisitions (primarily units in Canada which we now operate).

Worldwide Company Restaurant Margin

	Quarter				Year to date
	6/12/04	6/14/03	% B(W)		6/12/04	6/14/03	% B(W)
Company sales	100.0%	100.0%			100.0%	100.0%
Food and paper	31.9	30.9	(1.0)	ppts.	31.4	30.8	(0.6)	ppts.
Payroll and employee benefits	26.7	27.4	0.7	ppts.	27.0	27.8	0.8	ppts.
Occupancy and other operating
expenses	26.8	26.9	0.1	ppts.	26.9	26.9	-

Company restaurant margin	14.6%	14.8%	(0.2)	ppts.	14.7%	14.5%	0.2	ppts.

Restaurant margin as a percentage of sales decreased approximately 20 basis points in the quarter. U.S. restaurant margin decreased approximately 50 basis points and International restaurant margin increased approximately 30 basis points.

Restaurant margin as a percentage of sales increased approximately 20 basis points year to date. U.S. restaurant margin was even with the prior year and International restaurant margin increased approximately 40 basis points.

The changes in U.S. and International restaurant margin are discussed in the respective sections.

Worldwide General and Administrative Expenses

Worldwide G&A expenses increased $26 million or 13% in the quarter, including a 1% unfavorable impact from foreign currency translation. The increase was primarily driven by higher compensation related costs and the unfavorable impact of lapping the recovery of $3 million of legal fees during 2003. The increase was also partially attributable to expenses of $2 million associated with operating the restaurants we now own in Canada that were previously operated by our unconsolidated affiliate.

Worldwide G&A expenses increased $60 million or 15% year to date, including a 2% unfavorable impact from foreign currency translation. The increase was primarily driven by higher compensation related costs, expenses associated with the implementation of new financial and human resource systems, increased reserves related to potential development sites, and the unfavorable impact of lapping the recovery of $3 million of legal fees during 2003. The increase was also partially attributable to expenses of $5 million associated with operating the restaurants we now own in Canada that were previously operated by our unconsolidated affiliate.

Worldwide Franchise and License Expenses

Worldwide franchise and license expenses were flat for the quarter. The favorable impact of lapping a biennial International franchise convention held in the quarter ended June 14, 2003 was offset by an increase in provisions for doubtful franchise and license fee receivables.

Worldwide franchise and license expenses decreased $5 million or 36% year to date. The decrease was attributable to the favorable impact of lapping the biennial International franchise convention and the reversal in 2004 of previously established reserves upon the completion of financial restructurings by certain Pizza Hut U.S. franchisees.

Worldwide Other (Income) Expense

	Quarter		Year to date
	6/12/04	6/14/03	6/12/04	6/14/03
Equity income from investments in
unconsolidated affiliates	$ (10)	$ (8)	$ (22)	$ (13)
Foreign exchange net loss (gain)	-	-	-	(1)

Other (income) expense	$ (10)	$ (8)	$ (22)	$ (14)

Worldwide other income increased $2 million or 27% for the quarter, including a 7% favorable impact from foreign currency translation, and $8 million or 52% year to date, including a 9% favorable impact from foreign currency translation. The increases in other income in the quarter and year to date are primarily driven by the dissolution of our unconsolidated affiliate in Canada which recorded a loss in the quarter and year to date ended June 14, 2003.

Worldwide Facility Actions

We recorded a net loss of $10 million and $6 million from facility actions for the quarters ended June 12, 2004 and June 14, 2003, respectively. We recorded a net loss of $19 million and $15 million for the years to date ended June 12, 2004 and June 14, 2003, respectively. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 7 for a summary of components of facility actions by reportable operating segment.

Worldwide Operating Profit

	Quarter			Year to date
	6/12/04	6/14/03	% B(W)	6/12/04	6/14/03	% B(W)
United States	$ 199	$ 204	(3)	$ 371	$ 367	1
International	109	88	23	239	183	30
Unallocated and corporate expenses	(44)	(34)	(32)	(92)	(69)	(35)
Unallocated other income (expense)	-	(1)	NM	(3)	-	NM
Unallocated facility actions	(3)	-	NM	(11)	(7)	NM
Wrench litigation	-	(35)	NM	-	(35)	NM
AmeriServe and other (charges)
credits	14	(2)	NM	14	(2)	NM

Operating profit	$ 275	$ 220	24	$ 518	$ 437	18

The changes in U.S. and International operating profit are discussed in the respective sections.

Unallocated and corporate expenses increased $10 million or 32% in the quarter. The increase was driven by higher compensation related costs and the unfavorable impact of lapping the recovery of $3 million of legal fees during 2003.

Unallocated and corporate expenses increased $23 million or 35% year to date. The increase was driven by higher compensation related costs, expenses associated with the implementation of new financial and human resource systems, and the unfavorable impact of lapping the recovery of $3 million of legal fees during 2003.

Unallocated facility actions comprises refranchising gains (losses) which are not allocated to U.S. or International segments for performance reporting purposes. See Note 7 for further discussion.

Worldwide Interest Expense, Net

	Quarter			Year to date
	6/12/04	6/14/03	% B(W)	6/12/04	6/14/03	% B(W)
Interest expense	$ 36	$ 44	20	$ 74	$ 88	16
Interest income	(4)	(2)	51	(7)	(4)	45

Interest expense, net	$ 32	$ 42	23	$ 67	$ 84	20

Interest expense decreased $8 million or 20% in the quarter and decreased $14 million or 16% year to date. The increases were driven by a reduction in our average debt outstanding, partially as a result of the amended YGR sale-leaseback agreement.

Worldwide Income Taxes

	Quarter		Year to date
	6/12/04	6/14/03(a)	6/12/04	6/14/03(a)
Income taxes	$ 65	$ 56	$ 131	$ 113
Effective tax rate	26.8%	31.4%	29.1%	32.0%

(a)	Amounts do not include the income tax benefit of approximately $1 million on the $2 million cumulative effect adjustment due to the adoption of SFAS 143.

The decrease in our effective tax rate for the quarter and year to date ended June 12, 2004 was driven by a number of factors, including the reversal of reserves associated with audits that were settled. This decrease was partially offset by the impact of lapping the benefit in 2003 of amending certain prior U.S. income tax returns to claim credit for foreign taxes paid in prior years. While we continue to claim credit for foreign taxes paid in the current year, the amended return benefit recognized in 2003 was non-recurring.

U.S. Results of Operations

	Quarter				Year to date
	6/12/04	6/14/03	% B(W)		6/12/04	6/14/03	% B(W)
Company sales	$ 1,208	$ 1,193	1		$ 2,374	$ 2,319	2
Franchise and license fees	141	135	4		272	261	4

Revenues	$ 1,349	$ 1,328	2		$ 2,646	$ 2,580	3

Company restaurant profit	$ 177	$ 181	(2)		$ 340	$ 332	3

% of Company sales	14.7%	15.2%	(0.5)	ppts	14.3%	14.3%	-

Operating profit	$ 199	$ 204	(3)		$ 371	$ 367	1

U.S. Restaurant Unit Activity

	Company	Unconsolidated Affiliates(a)	Franchisees	Licensees	Total

Balance at Dec. 27, 2003	5,094	6	13,566	2,156	20,822
New Builds	55	-	117	82	254
Acquisitions	8	-	(8)	-	-
Refranchising	(2)	-	2	-	-
Closures	(123)	(3)	(170)	(131)	(427)
Other	-	-	3	(3)	-

Balance at June 12, 2004	5,032	3	13,510	2,104	20,649

% of Total	24%	-	66%	10%	100%

(a)	Includes 3 Yan Can units.

U.S. Multibrand Restaurants	Company	Franchise	Total

Balance at December 27, 2003	1,032	1,116	2,148

Balance at June 12, 2004	1,203	1,172	2,375

For the year to date ended June 12, 2004, Company and franchise multibrand unit gross additions were 187 and 67, respectively.

U.S. System Sales Growth

U.S. system sales growth was 3% in the quarter. The increase was driven by new unit development and same store sales growth, partially offset by store closures.

U.S. system sales growth was 4% year to date. The increase was driven by same store sales growth and new unit development, partially offset by store closures.

U.S. Revenues

Company sales increased $15 million or 1% in the quarter and $55 million or 2% year to date. The increases were driven by new unit development, and same store sales growth, partially offset by refranchising and store closures.

Franchise and license fees increased $6 million or 4% in the quarter and $11 million or 4% year to date. The increases were driven by new unit development and same store sales growth, partially offset by store closures.

U.S. Same Store Sales

U.S. same store sales includes only Company restaurants that have been open one year or more. U.S. blended same store sales include KFC, Pizza Hut and Taco Bell Company owned restaurants only. U.S. same store sales for Long John Silver’s and A&W restaurants are not included. Following are the same store sales growth results by brand:

	Quarter ended June 12, 2004
	Same Store Sales	Transactions	Average Guest Check
KFC	(5)%	(5)%	-
Pizza Hut	5%	3%	2%
Taco Bell	3%	-	3%

	Year to date ended June 12, 2004
	Same Store Sales	Transactions	Average Guest Check
KFC	(3)%	(3)%	-
Pizza Hut	5%	3%	2%
Taco Bell	5%	2%	3%

U.S. blended same store sales increased 2% in the quarter due to an increase in average guest checks partially offset by a decrease in transactions.

U.S. blended same store sales increased 3% year to date due to increases in average guest checks and transactions.

U.S. Company Restaurant Margin

	Quarter				Year to date
	6/12/04	6/14/03	% B(W)		6/12/04	6/14/03	% B(W)
Company sales	100.0%	100.0%			100.0%	100.0%
Food and paper	30.2	28.7	(1.5)	ppts.	29.4	28.7	(0.7)	ppts.
Payroll and employee benefits	30.3	30.8	0.5	ppts.	30.9	31.3	0.4	ppts.
Occupancy and other operating
expenses	24.8	25.3	0.5	ppts.	25.4	25.7	0.3	ppts.

Company restaurant margin	14.7%	15.2%	(0.5)	ppts.	14.3%	14.3%	-

Restaurant margin as a percentage of sales decreased approximately 50 basis points in the quarter. The decrease was driven by higher food and paper costs, partially offset by the impact of same store sales increases on restaurant margin. Higher food and paper costs were primarily driven by increased commodity costs (principally cheese and meat).

Restaurant margin as a percentage of sales was flat year to date. The impact of higher food and paper costs was largely offset by same store sales increases on restaurant margin. Higher food and paper costs were driven by increased commodity costs (principally cheese and meat).

U.S. Operating Profit

Operating profit decreased $5 million or 3% in the quarter. The decrease was driven by the impact of higher commodity costs on restaurant profit, partially offset by the impact of same store sales increases on restaurant profit and franchise and license fees.

Operating profit increased $4 million or 1% year to date. The increase was driven by the impact of same store sales increases on restaurant profit and franchise and license fees, partially offset by higher commodity costs and higher G&A expenses.

International Results of Operations

	Quarter				Year to date
	6/12/04	6/14/03	% B(W)		6/12/04	6/14/03	% B(W)
Company sales	$638	$530	20		$1,219	$1,001	22
Franchise and license fees	90	78	16		182	157	16

Revenues	$728	$608	20		$1,401	$1,158	21

Company restaurant profit	$ 93	$ 75	24		$ 186	$ 149	25

% of Company sales	14.5%	14.2%	0.3	ppts.	15.3%	14.9%	0.4	ppts.

Operating profit	$109	$ 88	23		$ 239	$ 183	30

International Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total

Balance at Dec. 27, 2003	2,760	1,506	7,905	206	12,377
New Builds	99	62	204	7	372
Acquisitions	3	2	(5)	-	-
Refranchising	(12)	-	12	-	-
Closures	(62)	(13)	(117)	(7)	(199)
Other	(3)	(8)	(3)	-	(14)

Balance at June 12, 2004	2,785	1,549	7,996	206	12,536

% of Total	22%	12%	64%	2%	100%

International Multibrand Restaurants	Company	Franchise	Total

Balance at December 27, 2003	52	127	179

Balance at June 12, 2004	52	130	182

For the year to date ended June 12, 2004, there were no Company multibrand unit gross additions and 3 franchise multibrand unit gross additions.

International System Sales Growth

International system sales growth increased 15% for the quarter and 16% year to date, including 8% and 9% favorable impacts from foreign currency translation for the quarter and year to date, respectively. Excluding the favorable impact of foreign currency translation, the increases were driven by new unit development and same store sales growth, partially offset by store closures.

International Revenues

Company sales increased $108 million or 20% in the quarter, including a 5% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation, the increase was driven by new unit development and acquisitions (primarily units in Canada which we now operate), partially offset by refranchising and store closures.

Franchise and license fees increased $12 million or 16% in the quarter, including an 8% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation, the increase was driven by new unit development, partially offset by acquisitions (primarily units in Canada which we now operate) and store closures.

Company sales increased $218 million or 22% year to date, including a 6% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation, the increase was driven by new unit development and acquisitions (primarily units in Canada which we now operate), partially offset by refranchising and store closures.

Franchise and license fees increased $25 million or 16% year to date, including a 9% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation, the increase was driven by new unit development and same store sales growth, partially offset by acquisitions (primarily units in Canada which we now operate) and store closures.

International Company Restaurant Margin

	Quarter				Year to date
	6/12/04	6/14/03	% B(W)		6/12/04	6/14/03	% B(W)
Company sales	100.0%	100.0%			100.0%	100.0%
Food and paper	35.1	35.7	0.6	ppts.	35.3	35.7	0.4	ppts.
Payroll and employee benefits	19.7	19.8	0.1	ppts.	19.6	19.6	-
Occupancy and other operating
expenses	30.7	30.3	(0.4)	ppts.	29.8	29.8	-

Company restaurant margin	14.5%	14.2%	0.3	ppts.	15.3%	14.9%	0.4	ppts.

Restaurant margin as a percentage of sales increased approximately 30 basis points in the quarter. The increase was driven by lower food and paper costs (principally due to supply chain savings initiatives), the impact of same store sales increases on restaurant margin and decreased other restaurant operating costs. The increase was partially offset by a 60 basis point unfavorable impact of operating the restaurants in Canada, which is a market with below average margins, that were previously operated by our unconsolidated affiliate.

Restaurant margin as a percentage of sales increased approximately 40 basis points year to date including a 15 basis points unfavorable impact from foreign currency translation. The increase was driven by the impact of same store sales increases on restaurant margin and lower food and paper costs (principally due to supply chain savings). The increase was partially offset by a 70 basis point unfavorable impact of operating the restaurants in Canada, which is a market with below average margins, that were previously operated by our unconsolidated affiliate.

The impact from foreign currency translation on margins as a percentage of sales is a result of the portfolio of markets effect. International margin percentages in total are impacted unfavorably when currencies strengthen in markets with below average margins. Those markets contributing to the unfavorable impact of foreign currency translation on margin year to date have below average margins largely due to their higher labor costs.

International Operating Profit

Operating profit increased $21 million or 23% in the quarter, including a 9% favorable impact from foreign currency translation. The increase was driven by new unit development, partially offset by higher general and administrative costs.

Operating profit increased $56 million or 30% year to date, including a 9% favorable impact from foreign currency translation. The increase was driven by new unit development, the impact of same store sales increases on restaurant profit and franchise and license fees and higher income from our investments in unconsolidated affiliates, partially offset by higher G&A costs.

Consolidated Cash Flows

Net cash provided by operating activities was $390 million compared to $364 million in 2003. The increase was primarily driven by higher net income and the timing of payment of accounts payable and other current liabilities compared to 2003. The increase was partially offset by higher income tax payments in 2004.

Net cash used in investing activities was $198 million compared to $208 million in 2003. Compared to 2003, fewer restaurants were acquired while the timing of purchases of short-term investments was a use of cash versus 2003.

Net cash used in financing activities was $199 million compared to $129 million in 2003. The change is primarily due to higher share repurchases, partially offset by lower net short-term debt repayments and higher proceeds from stock option exercises compared to 2003.

Consolidated Financial Condition

Assets increased $63 million or 1% to $5.7 billion in 2004. The increase was primarily due to the timing of collections of accounts receivable and an increase in cash and short term investments related to our international operations. The decrease in the allowance for doubtful accounts was the result of the completion of financial restructurings by certain Pizza Hut U.S. franchisees which resulted in the reversal of previously established reserves and the transfer for certain amounts, along with related receivables, to long-term notes receivable.

Liabilities decreased $90 million or 2% to $4.4 billion in 2004. The decrease was primarily driven by lower income taxes payable due to the excess of current year tax payments made over the current year provision and a decrease in accounts payable and other current liabilities due to the timing of payments. These decreases were partially offset by the accrual of the dividend payable in 2004.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our Company stores and from our franchise operations, which require a limited YUM investment. In each of the last two fiscal years, net cash provided by operating activities has exceeded $1 billion. These cash flows have allowed us to fund our discretionary spending, while at the same time reducing our long-term debt balances. We expect these levels of net cash provided by operating activities to continue in the foreseeable future. Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our common stock and dividends paid to our shareholders. Though a decline in revenues could adversely impact our cash flows from operations, we believe our operating cash flows, our ability to reduce discretionary spending, and our borrowing capacity will allow us to meet our cash requirements in 2004 and beyond.

As a result of our strong cash position, the Board of Directors approved the Company’s first-ever quarterly cash dividend of $0.10 per share of common stock to be distributed on August 6, 2004 to shareholders of record at the close of business on July 16, 2004. On an annual basis, the Company is targeting a payout ratio of 15% to 20% of net income.

Our primary bank credit agreement comprises a $1 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures on June 25, 2005. At June 12, 2004, our unused Credit Facility totaled $706 million, net of outstanding letters of credit of $294 million. There were no borrowings outstanding under the Credit Facility at June 12, 2004. Our Credit Facility contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. We were in compliance with all covenants at June 12, 2004, and do not anticipate that the covenants will impact our ability to borrow under our Credit Facility for its remaining term.

The remainder of our long-term debt primarily comprises Senior Unsecured Notes. Amounts outstanding under Senior Unsecured Notes were $1.85 billion at June 12, 2004. At June 12, 2004, $350 million of Senior Unsecured Notes are included in short-term borrowings due to their May 2005 maturity date. The remaining

Senior Unsecured Notes are included in long-term debt based on their maturities. We currently anticipate that our cash flows provided by operating activities will permit us to make a significant portion of the $350 million payment for the May 2005 Senior Unsecured Notes without borrowing additional amounts.

As previously reported, we estimate that capital spending will be approximately $770 million and refranchising proceeds will be approximately $100 million in 2004. At June 12, 2004, we had remaining capacity to repurchase, through November 21, 2005, up to $300 million of our outstanding Common Stock (excluding applicable transaction fees) under the $300 million share repurchase program authorized in May 2004.

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

During the quarter ended June 12, 2004, we entered into pay-variable interest rate swaps with notional amounts of $850 million. The swaps were entered into with financial institutions and have reset dates and critical terms that match those of $75 million, $375 million and $400 million in long-term debt under our 2008, 2011 and 2012 fixed-rate Senior Unsecured Notes, respectively. Accordingly, the swaps are accounted for as hedges of these portions of our debt. Considering the impact of these swaps, approximately 50% of our long-term debt is at variable interest rates at June 12, 2004.

At June 12, 2004 and December 27, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $10 million and $3 million, respectively, in annual income before taxes. The estimated reductions are based upon the level of variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at June 12, 2004 and December 27, 2003 would decrease approximately $56 million and $5 million, respectively. The fair value of our Senior Unsecured Notes at June 12, 2004 and December 27, 2003 would increase approximately $83 million and $87 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International operating profit constitutes approximately 39% of our year to date 2004 operating profit, excluding unallocated and corporate expenses. In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.4 billion as of June 12, 2004. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific, the Americas and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows. For the year to date period ended June 12, 2004, operating profit would have decreased approximately $26 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts entered into by the Company that were outstanding at June 12, 2004 and December 27, 2003, were not significant to the Financial Statements.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no significant changes with respect to the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the quarter ended June 12, 2004.

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

Industry risks and uncertainties include, but are not limited to, economic and political conditions in the countries and territories where we operate, including effects of war and terrorist activities; changes in legislation and governmental regulation; new product and concept development by us and/or our food industry competitors; changes in commodity, labor, and other operating costs; changes in competition in the food industry; publicity which may impact our business and/or industry; severe weather conditions; volatility of commodity costs; increases in minimum wage and other operating costs; availability and cost of land and construction; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets and changes in currency exchange and interest rates; and the impact that any widespread illness or general health concern may have on our business and/or the economy of the countries in which we operate.

Independent Accountants’ Review Report

The Board of Directors
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of June 12, 2004, the related condensed consolidated statements of income for the twelve and twenty-four weeks ended June 12, 2004 and June 14, 2003, and the related condensed consolidated statements of cash flows for the twenty-four weeks ended June 12, 2004 and June 14, 2003. These condensed consolidated financial statements are the responsibility of YUM’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of YUM as of December 27, 2003, and the related consolidated statements of income, cash flows, and shareholders’ equity (deficit) and comprehensive income for the year then ended not presented herein; and in our report dated February 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to the adoption of the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Louisville, Kentucky
July 12, 2004

PART II - Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Issuer Purchases Of Equity Securities

The following table provides information as of June 12, 2004 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

Period 4
3/21/04 - 4/17/04	1,549,500	$37.77	1,549,500	$ 19,896,204

Period 5
4/18/04 - 5/15/04	508,000	$38.67	508,000	$ 259,648

Period 6
5/16/04 - 6/12/04	-	-	-	$300,259,648
Total	2,057,500	$38.00	2,057,500	$300,259,648

In November 2003, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through May 21, 2005, up to $300 million of our outstanding Common Stock (excluding applicable transaction fees). All repurchases of shares shown above occurred under this program. As of June 12, 2004, this share repurchase program was substantially completed.

In May 2004, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase through November 21, 2005, up to $300 million of our outstanding Common Stock (excluding applicable transaction fees). As of June 12, 2004, no repurchases of shares had been made under this program.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of shareholders was held on May 20, 2004. At the meeting, shareholders elected three directors, approved the Company’s Executive Incentive Compensation Plan, ratified the appointment of KPMG LLP as our independent auditors and rejected five shareholder proposals.
(a)	Election of Directors	For	Withheld

	Robert Holland, Jr.	249,028,569	4,178,977
	David C. Novak	243,964,788	9,242,758
	Jackie Trujillo	242,303,926	10,903,620

The following directors were not required to stand for re-election at the meeting (the year in which each director’s term expires is indicated in parenthesis):
James Dimon (2005), Massimo Ferragamo (2005), J. David Grissom (2006), Bonnie G. Hill (2006), Kenneth G. Langone (2006), Thomas M. Ryan (2005) and Robert J. Ulrich (2005).
	For	Against	Abstain	Non-Votes

(b) Executive Incentive Compensation
Plan	230,203,659	20,813,048	2,190,839	-
(c) Ratification of Independent
Auditors	240,115,345	11,522,661	1,569,540	-
(d) Shareholder Proposal -
Smoke-free facilities	15,418,031	186,259,547	19,898,868	31,631,100
Shareholder Proposal -
Sustainability Report	65,891,308	134,251,052	21,434,186	31,631,000
Shareholder Proposal - MacBride
Principles	26,768,444	172,644,911	22,163,489	31,630,702
Shareholder Proposal -
Genetically Engineered Food
Report	14,545,228	187,613,448	19,417,867	31,631,003
Shareholder Proposal -
Animal Welfare Standards
Report	16,129,914	186,222,521	19,224,111	31,631,000

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Index

EXHIBITS

Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Independent Accountants’ Acknowledgment)

Exhibit 31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K dated March 26, 2004, attaching a press release reporting Period 3 and first-quarter sales for our U.S. and International businesses and discussing the expected impact of the avian flu on our business.

We filed a Current Report on Form 8-K dated April 21, 2004, attaching our earnings release for the first-quarter ended March 20, 2004.

We filed a Current Report on Form 8-K dated May 21, 2004, announcing the Board of Directors’ approval of a dividend of $0.10 per share of common stock and approval of a new $300 million share repurchase program.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC. (Registrant)

Date: July 19, 2004	/s/ Gregory N. Moore Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT 15

Independent Accountants’ Acknowledgment

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We hereby acknowledge our awareness of the use of our report dated July 12, 2004 included within the Quarterly Report on Form 10-Q of YUM! Brands, Inc. for the twelve and twenty-four weeks ended June 12, 2004, and incorporated by reference in the following Registration Statements:

Description	Registration Statement Number

Forms S-3 and S-3/A

YUM! Direct Stock Purchase Program	333-46242
$2,000,000,000 Debt Securities	333-42969

Form S-8s
YUM! Restaurants Puerto Rico, Inc. Save-Up Plan	333-85069
Restaurant Deferred Compensation Plan	333-36877, 333-32050
Executive Income Deferral Program	333-36955
YUM! Long-Term Incentive Plan	333-36895, 333-85073, 333-32046
SharePower Stock Option Plan	333-36961
YUM! Brands 401(k) Plan	333-36893, 333-32048, 333-109300
YUM! Brands, Inc. Restaurant General Manager
Stock Option Plan	333-64547
YUM! Brands, Inc. Long-Term Incentive Plan	333-32052, 333-109299

Pursuant to Rule 436(c) of the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

KPMG LLP
Louisville, Kentucky
July 15, 2004

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: July 19, 2004	/s/ David C. Novak Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, David J. Deno, certify that:

1.	I have reviewed this report on Form 10-Q of YUM! Brands, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: July 19, 2004	/s/ David J. Deno Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended Jun3 12, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 19, 2004	/s/ David C. Novak Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended Jun 12, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David J. Deno, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 19, 2004	/s/ David J. Deno Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.