Form 10-Q
period 2004-09-04
YUM BRANDS INC
filed 2004-10-12
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 4, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the Registrant’s Common Stock as of October 7, 2004 was 292,931,021 shares.

YUM! BRANDS, INC.

INDEX

Page No.

Part I. Financial Information

Item 1 - Financial Statements

Condensed Consolidated Statements of Income - Quarters and Years to date	3
ended September 4, 2004 and September 6, 2003

Condensed Consolidated Statements of Cash Flows - Years to date ended	4
September 4, 2004 and September 6, 2003

Condensed Consolidated Balance Sheets - September 4, 2004	5
and December 27, 2003

Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition	20
and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	35

Item 4 - Controls and Procedures	37

Independent Accountants’ Review Report	38

Part II. Other Information and Signatures

Item 1 - Legal Proceedings	39

Item 2 - Changes in Securities, Use of	39
Proceeds and Issuer Purchases of Equity Securities

Item 6 - Exhibits and Reports on Form 8-K	39

Signatures	41

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)

	Quarter		Year to date
	9/4/04	9/6/03	9/4/04	9/6/03
Revenues
Company sales	$ 1,935	$ 1,765	$ 5,528	$ 5,085
Franchise and license fees	244	224	698	642

Total revenues	2,179	1,989	6,226	5,727

Costs and expenses, net
Company restaurants
Food and paper	618	544	1,746	1,568
Payroll and employee benefits	497	473	1,470	1,396
Occupancy and other operating expenses	525	481	1,491	1,373

	1,640	1,498	4,707	4,337
General and administrative expenses	250	212	721	623
Franchise and license expenses	8	7	16	20
Facility actions	3	9	22	24
Other (income) expense	(13)	(10)	(35)	(24)
Wrench litigation	-	7	-	42
AmeriServe and other charges (credits)	-	(3)	(14)	(1)

Total costs and expenses, net	1,888	1,720	5,417	5,021

Operating Profit	291	269	809	706
Interest expense, net	29	39	96	123

Income Before Income Taxes and Cumulative Effect of
Accounting Change	262	230	713	583
Income tax provision	77	66	208	179

Income Before Cumulative Effect of Accounting Change	185	164	505	404
Cumulative effect of accounting change, net of tax	-	-	-	(1)

Net Income	$ 185	$ 164	$ 505	$ 403

Basic Earnings Per Common Share	$ 0.64	$ 0.56	$ 1.74	$ 1.37

Diluted Earnings Per Common Share	$ 0.61	$ 0.53	$ 1.66	$ 1.32

Dividends Declared Per Common Share	$ -	$ -	$ 0.10	$ -

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	Year to date
	9/4/04	9/6/03
Cash Flows - Operating Activities
Net income	$ 505	$ 403
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	-	1
Depreciation and amortization	302	273
Facility actions	22	24
Wrench litigation	-	42
AmeriServe and other charges (credits)	-	(3)
Other liabilities and deferred credits	(30)	(24)
Deferred income taxes	28	2
Other non-cash charges and credits, net	22	30
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	(12)	3
Inventories	(5)	(4)
Prepaid expenses and other current assets	(19)	(17)
Accounts payable and other current liabilities	27	(19)
Income taxes payable	(49)	58

Net change in operating working capital	(58)	21

Net Cash Provided by Operating Activities	791	769

Cash Flows - Investing Activities
Capital spending	(383)	(358)
Proceeds from refranchising of restaurants	14	11
Acquisition of restaurants from franchisees	(38)	(30)
Short-term investments	(46)	3
Sales of property, plant and equipment	32	29
Other, net	30	9

Net Cash Used in Investing Activities	(391)	(336)

Cash Flows - Financing Activities
Revolving Credit Facility activity
Three months or less, net	-	(153)
Repayments of long-term debt	(9)	(15)
Short-term borrowings-three months or less, net	-	(50)
Repurchase shares of common stock	(294)	(121)
Employee stock option proceeds	127	70
Dividends paid on common shares	(29)	-

Net Cash Used in Financing Activities	(205)	(269)

Effect of Exchange Rates on Cash and Cash Equivalents	-	4

Net Increase in Cash and Cash Equivalents	195	168
Cash and Cash Equivalents - Beginning of Period	192	130

Cash and Cash Equivalents - End of Period	$ 387	$ 298

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	9/4/04	12/27/03

ASSETS
Current Assets
Cash and cash equivalents	$ 387	$ 192
Short-term investments, at cost	61	15
Accounts and notes receivable, less allowance: $18 in 2004 and $25 in 2003	168	150
Inventories	72	67
Assets classified as held for sale	97	96
Prepaid expenses and other current assets	98	65
Deferred income taxes	153	165
Advertising cooperative assets, restricted	70	56

Total Current Assets	1,106	806

Property, plant and equipment, net	3,317	3,280
Goodwill	559	521
Intangible assets, net	351	357
Investments in unconsolidated affiliates	189	184
Other assets	462	472

Total Assets	$ 5,984	$ 5,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$ 1,176	$ 1,157
Income taxes payable	147	238
Short-term borrowings	375	10
Advertising cooperative liabilities	70	56

Total Current Liabilities	1,768	1,461

Long-term debt	1,699	2,056
Other liabilities and deferred credits	1,003	983

Total Liabilities	4,470	4,500

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	-	-
Common stock, no par value, 750 shares authorized; 292 shares issued in 2004 and 2003,
respectively	823	916
Retained earnings	890	414
Accumulated other comprehensive income (loss)	(199)	(210)

Total Shareholders’ Equity	1,514	1,120

Total Liabilities and Shareholders’ Equity	$ 5,984	$ 5,620

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)

1.	Financial Statement Presentation

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

We participate in various advertising cooperatives with our franchisees and licensees. In certain of these cooperatives we possess majority voting rights, and thus control the cooperatives. We have previously reported the related assets and liabilities of those advertising cooperatives we control in accounts and notes receivable, prepaid expenses and other current assets and accounts payable and other current liabilities, as appropriate. We have now summed all assets and liabilities of these advertising cooperatives and reported the amounts as advertising cooperative assets, restricted and advertising cooperative liabilities in the Condensed Consolidated Balance Sheet as of September 4, 2004. We have reclassified those amounts in the Condensed Consolidated Balance Sheet as of December 27, 2003 for comparative purposes. As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions. Thus, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue,” we do not reflect, and have not reflected in the past, franchisee and licensee contributions to these cooperatives in our Condensed Consolidated Statements of Income.

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2003 Form 10-K, our financial position as of September 4, 2004, and the results of our operations for the quarters and years to date ended September 4, 2004 and September 6, 2003 and cash flows for the years to date ended September 4, 2004 and September 6, 2003. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

	Quarter		Year to date
	9/4/04	9/6/03	9/4/04	9/6/03
Net income, as reported	$ 185	$ 164	$ 505	$ 403

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(7)	(7)	(25)	(25)

Net income, pro forma	$ 178	$ 157	$ 480	$ 378

Basic earnings per common share
As reported	$ 0.64	$ 0.56	$ 1.74	$ 1.37
Pro forma	0.61	0.53	1.65	1.29

Diluted earnings per common share
As reported	$ 0.61	$ 0.53	$ 1.66	$ 1.32
Pro forma	0.59	0.51	1.58	1.24

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

4.	New Accounting Pronouncements Not Yet Adopted

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. On May 19, 2004, the FASB issued Financial Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) to discuss certain accounting and disclosure issues raised by the Act. FSP 106-2 addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for plans for which the employer has not yet been able to determine actuarial equivalency. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 (the quarter ending December 25, 2004 for the Company).

The reported net periodic benefit cost of our postretirement plan in the accompanying Financial Statements and Notes to the Financial Statements does not reflect the effects of the Act. We do not believe at this time that the effects of the Act will materially affect our postretirement benefit obligation or our postretirement benefit expense reported in future periods.

5.	Earnings Per Common Share (“EPS”)

	Quarter		Year to date
	9/4/04	9/6/03	9/4/04	9/6/03
Net income	$ 185	$ 164	$ 505	$ 403

Basic EPS
Weighted-average common shares
outstanding	291	294	290	293

Basic EPS	$ 0.64	$ 0.56	$ 1.74	$ 1.37

Diluted EPS
Weighted-average common shares
outstanding	291	294	290	293
Shares assumed issued on exercise of dilutive
share equivalents	46	54	49	52
Shares assumed purchased with proceeds of dilutive
share equivalents	(32)	(41)	(34)	(40)

Shares applicable to diluted earnings	305	307	305	305

Diluted EPS	$ 0.61	$ 0.53	$ 1.66	$ 1.32

Unexercised employee stock options to purchase approximately 0.7 million and 0.5 million shares of our Common Stock for the quarter and year to date ended September 4, 2004, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter and year to date ended September 4, 2004.

Unexercised employee stock options to purchase approximately 1 million and 5 million shares of our Common Stock for the quarter and year to date ended September 6, 2003, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter and year to date ended September 6, 2003.

During the year to date ended September 4, 2004, we granted employee stock options to purchase approximately 5 million shares of our Common Stock at an exercise price equal to the average market price on the date of grant. The weighted-average exercise price of these options was approximately $35.

6.	Comprehensive Income

Comprehensive income was as follows:

	Quarter		Year to date
	9/4/04	9/6/03	9/4/04	9/6/03
Net income	$ 185	$ 164	$ 505	$ 403
Foreign currency translation adjustment arising
during the period	16	(7)	11	28
Changes in fair value of derivatives, net of tax	-	-	(2)	(10)
Reclassification of derivative losses
to net income, net of tax	-	-	2	10

Total comprehensive income	$ 201	$ 157	$ 516	$ 431

7.	Items Affecting Comparability of Net Income

Facility actions

Facility actions consists of the following components:

  Refranchising net (gains) losses;
  Store closure costs; and
  Impairment of long-lived assets for stores we intend to close and stores we intend to continue to use in the business.
	Quarter ended September 4, 2004
	U.S.	International	Worldwide
Refranchising net (gains) losses(a)	$ (3)	$ 2	$ (1)
Store closure costs(b)	(1)	3	2
Store impairment charges	1	1	2

Facility actions	$ (3)	$ 6	$ 3

	Quarter ended September 6, 2003
	U.S.	International	Worldwide
Refranchising net (gains) losses(a)	$ (1)	$ 7	$ 6
Store closure costs(b)	(1)	1	-
Store impairment charges	1	2	3

Facility actions	$ (1)	$ 10	$ 9

	Year to date ended September 4, 2004
	U.S.	International	Worldwide
Refranchising net (gains) losses(a)(c)	$ 4	$ 6	$ 10
Store closure costs(b)	(2)	(1)	(3)
Store impairment charges	7	8	15

Facility actions	$ 9	$ 13	$ 22

	Year to date ended September 6, 2003
	U.S.	International	Worldwide
Refranchising net (gains) losses(a)	$ (7)	$ 20	$ 13
Store closure costs(b)	(2)	-	(2)
Store impairment charges	5	8	13

Facility actions	$ (4)	$ 28	$ 24

(a)	International includes write downs related to our Puerto Rico business which is held for sale in the amounts of $1 million and $5 million for the quarters to date ended September 4, 2004 and September 6, 2003, respectively, and $6 million and $15 million for the years to date ended September 4, 2004 and September 6, 2003, respectively.
(b)	Income in store closure costs results primarily from gains from the sale of properties on which we formerly operated restaurants or adjustments to previously recorded lease reserves as a result of changes in settlement and/or sublease estimates.
(c)	U.S. includes a $7 million write down on restaurants we currently own but have offered to sell at amounts lower than their carrying amounts.

The following table summarizes the carrying values of the major classes of assets held for sale at September 4, 2004 and December 27, 2003. U.S. amounts primarily represent land on which we previously operated restaurants and are net of impairment charges of $5 million and $2 million at September 4, 2004 and December 27, 2003, respectively. International amounts relate primarily to our Puerto Rico business, which we have written down by approximately $22 million since it was designated held for sale in the quarter ended December 28, 2002. The carrying values of liabilities of the Puerto Rico business that we anticipate would be assumed by a buyer were not significant at September 4, 2004 or at December 27, 2003. Subsequent to the quarter ended September 4, 2004, we sold the Puerto Rico business at an amount that approximates its carrying value.

	September 4, 2004
	U.S.	International	Worldwide
Property, plant and equipment, net	$ 15	$ 68	$ 83
Goodwill	-	12	12
Other assets	-	2	2

Assets classified as held for sale	$ 15	$ 82	$ 97

	December 27, 2003
	U.S.	International	Worldwide
Property, plant and equipment, net	$ 9	$ 73	$ 82
Goodwill	-	12	12
Other assets	-	2	2

Assets classified as held for sale	$ 9	$ 87	$ 96

The following table summarizes Company sales and restaurant profit related to stores held for sale at September 4, 2004, or disposed of through refranchising or closure during 2004 and 2003. The operations of such stores classified as held for sale as of September 4, 2004 or September 6, 2003 or disposed of in the quarters and years to date ended September 4, 2004 or September 6, 2003, which meet the conditions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), for reporting as discontinued operations were not material. Restaurant profit represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses.

	Quarter		Year to date
	9/4/04	9/6/03	9/4/04	9/6/03
Stores held for sale at September 4, 2004:
Sales	$ 41	$ 45	$ 132	$ 131
Restaurant profit	7	9	24	26
Stores disposed of in 2004 and 2003:
Sales	$ 3	$ 66	$ 27	$ 231
Restaurant profit	1	5	3	19

Wrench Litigation

An insignificant amount of expense was recorded as Wrench litigation for the quarter and year to date ended September 4, 2004. Expense of $7 million and $42 million was recorded as Wrench litigation for the quarter and year to date ended September 6, 2003, reflecting the amounts awarded to the plaintiff and estimated pre-judgment interest. See Note 13 for a discussion of Wrench litigation.

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

We classify expenses and recoveries related to AmeriServe, as well as certain other items, as AmeriServe and other charges (credits). An insignificant amount was recorded as AmeriServe and other charges (credits) for the quarter ended September 4, 2004. Income of $14 million was recorded as AmeriServe and other charges (credits) for the year to date ended September 4, 2004. The amount primarily resulted from cash recoveries related to the AmeriServe bankruptcy reorganization process. Income of $3 million was recorded as

AmeriServe and other charges (credits) for the quarter ended September 6, 2003 and primarily includes the reversal of reserves associated with the settlement of certain wage and hour litigation. Income of $1 million was recorded as AmeriServe and other charges (credits) for the year to date ended September 6, 2003 and primarily includes recoveries related to the AmeriServe bankruptcy reorganization process and the reversal of reserves associated with the settlement of certain wage and hour litigation, partially offset by costs to defend certain wage and hour litigation and integration costs related to our acquisition of Yorkshire Global Restaurants, Inc.

8.	Debt

At September 4, 2004, our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Existing Facility”) with a maturity date of June 25, 2005. At September 4, 2004, our unused Existing Facility totaled $734 million, net of outstanding letters of credit of $266 million. There were no borrowings outstanding under the Existing Facility at September 4, 2004.

On September 7, 2004, the Company executed an amended and restated five-year Revolving Credit Facility (the “New Facility”) totaling $1.0 billion which replaced the Existing Facility. Under the terms of the New Facility, the Company may borrow up to the maximum borrowing limit less outstanding letters of credit. The interest rate for borrowings under the New Facility ranges from 0.35% to 1.625% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.20% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the New Facility is payable at least quarterly.

The New Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The New Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. These covenants are substantially similar to those contained in the Existing Facility.

Included in short-term borrowings at September 4, 2004 are $350 million of Senior Unsecured Notes with a May 2005 maturity date (“the May 2005 Notes”). The May 2005 Notes were included in long-term debt at December 27, 2003. Additionally, short-term borrowings at September 4, 2004 now includes a derivative adjustment of $13 million related to the pay-variable interest rate swaps designated as a hedge of the May 2005 Notes. The derivative adjustment related to these swaps was included in long-term debt, along with the May 2005 Notes, at December 27, 2003.

During the quarter ended June 12, 2004, we entered into additional pay-variable interest rate swaps with notional amounts of $850 million. The swaps were entered into with financial institutions and have reset dates and critical terms that match those of $75 million, $375 million and $400 million in long-term debt under our 2008, 2011 and 2012 fixed-rate Senior Unsecured Notes, respectively. Accordingly, the swaps are accounted for as hedges of these portions of our debt. Considering the impact of these swaps, at September 4, 2004 approximately 50% of our long-term debt is at variable interest rates.

Interest expense on short-term borrowings and long-term debt was $32 million and $43 million for the quarters ended September 4, 2004 and September 6, 2003, respectively, and $106 million and $131 million for the years to date ended September 4, 2004 and September 6, 2003, respectively.

9.	Reportable Operating Segments

	Quarter		Year to date
Revenues	9/4/04	9/6/03	9/4/04	9/6/03
United States	$ 1,369	$ 1,337	$ 4,015	$ 3,917
International	810	652	2,211	1,810

	$ 2,179	$ 1,989	$ 6,226	$ 5,727

	Quarter		Year to date
Operating Profit	9/4/04	9/6/03	9/4/04	9/6/03
United States	$ 196	$ 204	$ 567	$ 571
International	143	114	382	297
Unallocated and corporate expenses	(48)	(38)	(140)	(107)
Unallocated other income (expense)	(1)	(1)	(4)	(1)
Unallocated facility actions(a)	1	(6)	(10)	(13)
Wrench litigation(b)	-	(7)	-	(42)
AmeriServe and other (charges)
credits(b)	-	3	14	1

Operating profit	291	269	809	706
Interest expense, net	(29)	(39)	(96)	(123)

Income before income taxes and
cumulative effect of accounting
change	$ 262	$ 230	$ 713	$ 583

Identifiable Assets	9/4/04	12/27/03
United States	$ 3,305	$ 3,279
International	2,150	1,880
Corporate(c)	529	461

	$ 5,984	$ 5,620

Long-Lived Assets(d)	9/4/04	12/27/03
United States	$ 2,884	$ 2,880
International	1,259	1,206
Corporate	84	72

	$ 4,227	$ 4,158

(a)	Unallocated facility actions comprises refranchising gains (losses) which are not allocated to the U.S. or International segments for performance reporting purposes.
(b)	See Note 7 for a discussion of AmeriServe and other charges (credits) and Wrench litigation.
(c)	Primarily includes deferred tax assets, cash and cash equivalents, property, plant and equipment, net, related to our office facilities and fair value of interest rate swaps.
(d)	Includes property, plant and equipment, net; goodwill; and intangible assets, net.

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Pension Benefits
	Quarter		Year to date
	9/4/04	9/6/03	9/4/04	9/6/03
Service cost	$ 7	$ 6	$ 22	$ 18
Interest cost	9	7	27	23
Expected return on plan assets	(9)	(7)	(28)	(21)
Amortization of prior service cost	1	1	3	3
Recognized actuarial loss	4	2	13	5

Net periodic benefit cost	$ 12	$ 9	$ 37	$ 28

	Other Postretirement Benefits		Other Postretirement Benefits
	Quarter		Year to date
	9/4/04	9/6/03	9/4/04	9/6/03
Service cost	$ 1	$ 1	$ 2	$ 2
Interest cost	1	1	3	3
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	-	-	-	-
Recognized actuarial loss	-	-	1	1

Net periodic benefit cost	$ 2	$ 2	$ 6	$ 6

Contributions

As disclosed in our 2003 Form 10-K, we are not required to make contributions to the Plan in 2004. No contributions have been made to the Plan during the quarter or year to date ended September 4, 2004. However, subsequent to September 4, 2004 we elected to make a discretionary contribution to the Plan in the amount of $50 million. No further contributions to the Plan are expected in 2004.

11.	Share Repurchase Program

In May 2004, our Board of Directors authorized a share repurchase program. This program authorizes us to repurchase, through November 2005, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. As of September 4, 2004, no shares have been repurchased under this program and $300 million remained available for repurchases. Based on market conditions and other factors, repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

In November 2003, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through May 2005, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. As of September 4, 2004, this share program was substantially completed. During the year to date ended September 4, 2004, we repurchased approximately 8.1 million shares for approximately $294 million at an average price per share of approximately $36 under this program.

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

12.	Supplemental Cash Flow Data

	Year to date
	9/4/04	9/6/03

Cash Paid for:
Interest	$100	$ 119
Income taxes	231	120
Significant Non-Cash Investing and Financing Activities:
Debt reduction due to amendment of sale-leaseback agreements	$ -	$ 88
Capital lease obligations incurred to acquire assets	10	7

13.	Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2030. As of September 4, 2004 and December 27, 2003, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $367 million and $393 million, respectively. The present value of these potential payments discounted at our pre-tax cost of debt at September 4, 2004 was $299 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our exposure under such leases at September 4, 2004 and December 27, 2003 was not material.

Included in the potential payments described above are contingent liabilities related to our guarantees of lease agreements of certain former non-core businesses of PepsiCo, Inc. (“PepsiCo”) which were sold prior to our October 6, 1997 spin-off from PepsiCo (the “Spin-off”). Two of these businesses, Chevys Mexican Restaurant and Hot 'n Now filed for bankruptcy protection in October 2003 and January 2004, respectively. We believe that we have appropriately provided for our estimated probable exposure under these guarantees and we do not expect any necessary, future adjustments to recorded reserves to have a material impact on our Financial Statements. Any related expenses have been recorded as AmeriServe and other charges (credits) in our Consolidated Income Statement.

Guarantees Supporting Financial Arrangements of Franchisees, Unconsolidated Affiliates and Other Third Parties

We had provided approximately $16 million and $32 million of partial guarantees of two franchisee loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants at September 4, 2004 and December 27, 2003, respectively. In support of these guarantees, we had posted $4 million and $32 million of letters of credit at September 4, 2004 and December 27, 2003, respectively. We also had provided a standby letter of credit of $18 million and $23 million at September 4, 2004 and December 27, 2003, respectively, under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $105 million at September 4, 2004. On July 12, 2004, approximately $26 million of loans were sold from one of the loan pools to the other resulting in a reduction of our related guarantees and letters of credit by $16 million. Additionally, on August 2, 2004, a $12 million letter of credit related to our guarantee of one of the loan pools was eliminated based on our improved credit rating and, on August 6, 2004, a third party assumed a portion of the risk associated with one of the loan pools resulting in a $5 million reduction of our standby letter of credit. These changes resulted in a $21 million decrease in our maximum exposure related to the franchisee loan pools.

Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to net refranchising loss (gain). New loans are not currently being added to either loan pool.

We have guaranteed certain lines of credit and loans of unconsolidated affiliates totaling $30 million and $28 million at September 4, 2004 and December 27, 2003, respectively. Our unconsolidated affiliates had total revenues of approximately $430 million and $1.2 billion, respectively, for the quarter and year to date ended September 4, 2004, and assets of $856 million and debt of $54 million at September 4, 2004.

We have also guaranteed certain lines of credit, loans and letters of credit of third parties totaling $7 million and $8 million at September 4, 2004 and December 27, 2003, respectively. If all such lines of credit and letters of credit were fully drawn, the maximum contingent liability under these arrangements would be approximately $24 million and $25 million as of September 4, 2004 and December 27, 2003, respectively.

We have varying levels of recourse provisions and collateral that mitigate the risk of loss related to our guarantees of these financial arrangements of unconsolidated affiliates and other third parties. Accordingly, our recorded liability as of September 4, 2004 and December 27, 2003 is not significant.

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

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive in a lump sum, a proportionate bonus at the higher of target or actual performance, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of September 4, 2004, payments of approximately $30 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business.

On August 13, 2003, a class action lawsuit against Pizza Hut, Inc., entitled Coldiron v. Pizza Hut, Inc., was filed in the United States District Court, Central District of California. Plaintiff alleges that she and other current and former Pizza Hut Restaurant General Managers (“RGM's”) were improperly classified as exempt employees under the U.S. Fair Labor Standards Act (“FLSA”). There is also a pendent state law claim, alleging that current and former RGM's in California were misclassified under that state's law. Plaintiff seeks unpaid overtime wages and penalties. On May 5, 2004, the District Court granted conditional certification of a nationwide class of RGM's under the FLSA claim, providing notice to prospective class members and an opportunity to join the class. Less than 10 percent of the eligible class members have joined the litigation. Once class certification discovery is completed, Pizza Hut intends to challenge the propriety of conditional class certification. On July 20, 2004, the District Court granted summary judgment on Ms. Coldiron's individual FLSA claim. Pizza Hut believes that the District Court's summary judgment ruling in favor of Ms. Coldiron is clearly erroneous under well-established legal precedent, and is currently considering whether to seek a writ of mandamus review by the U.S. Court of Appeals for the Ninth Circuit, requesting that the Court of Appeals vacate the District Court's decision granting Ms. Coldiron's motion for summary judgment. As of September 28, 2004, Ms. Coldiron has also filed motions to certify an additional class of current and former California RGM's under California state law, and a motion requesting that the District Court enter summary judgment on the damages that FLSA class members would be due upon successful prosecution of the class-wide litigation. Pizza Hut is opposing both motions.

We continue to believe that Pizza Hut has properly classified its RGM's as exempt under the FLSA and California law and accordingly intend to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On December 17, 2002, Taco Bell was named as the defendant in a class action lawsuit filed in the United States District Court for the Northern District of California entitled Moeller, et al. v. Taco Bell Corp. On August 4, 2003, plaintiffs filed an amended complaint that alleges, among other things, that Taco Bell has discriminated against the class of people who use wheelchairs or scooters for mobility by failing to make its approximately 220 company-owned restaurants in California (the "California Restaurants") accessible to the class. Plaintiffs contend that queue rails and other architectural and structural elements of the Taco Bell restaurants relating to the path of travel and use of the facilities by persons with mobility-related disabilities (including parking spaces, ramps, counters, restroom facilities, and seating) do not comply with the U.S. Americans with Disabilities Act (the "ADA"), the Unruh Civil Rights Act (the “Unruh Act”), and the California Disabled Persons Act (the “CDPA”). Plaintiffs have requested: (a) an injunction from the District Court ordering Taco Bell to comply with the ADA and its implementing regulations; (b) that the District Court declare Taco Bell in violation of the ADA, the Unruh Act, and the CDPA; and (c) monetary relief under the Unruh Act or CDPA. Plaintiffs, on behalf of the class, are seeking the minimum statutory damages per offense of either $4,000 under the Unruh Act or $1,000 under the CDPA for each aggrieved member of the class. Plaintiffs contend that there may be in excess of 100,000 individuals in the class. For themselves, the four named plaintiffs have claimed aggregate minimum statutory damages of no less than $16,000, but are expected to claim greater amounts based on the number of Taco Bell outlets they visited at which they claim to have suffered discrimination.

On February 23, 2004, the District Court granted Plaintiffs' motion for class certification. The District Court certified a Rule 23(b)(2) mandatory injunctive relief class of all individuals with disabilities who use wheelchairs or electric scooters for mobility who, at any time on or after December 17, 2001, were denied, or are currently being denied, on the basis of disability, the full and equal enjoyment of the California Restaurants. The class includes claims for injunctive relief and minimum statutory damages.

Pursuant to the parties' agreement, on or about August 31, 2004, the District Court ordered that the trial of this action be bifurcated so that stage one will resolve Plaintiffs' claims for equitable relief and stage two will resolve Plaintiffs' claims for damages. The parties are currently proceeding with the equitable relief stage of this action. During this stage, Taco Bell intends to file a motion to partially decertify the class to exclude from the Rule 23(b)(2) class claims for monetary damages. Plaintiffs have stated their intent to oppose Taco Bell's motion and to file their own motion for summary judgment as to liability relating to a subset of the California Restaurants.

Taco Bell has denied liability and intends to vigorously defend against all claims in this lawsuit. This lawsuit is at an early stage in the proceedings. Accordingly, at this time, it is not possible to reasonably estimate any potential costs to bring any non-compliant California Restaurants into compliance with applicable state or federal disability access laws. Nor is it possible at this time to reasonably estimate the probability or amount of liability for monetary damages on a class-wide basis to Taco Bell.

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. (“Wrench”) was filed in the United States District Court for the Western District of Michigan. The lawsuit alleged that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. The plaintiffs sought to recover monetary damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit, and oral arguments were held on September 20, 2000. On July 6, 2001, the Court of Appeals reversed the District Court's judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case was returned to District Court for trial which began on May 14, 2003 and on June 4, 2003 the jury awarded $30 million to the plaintiffs. Subsequently, the plaintiffs' moved to amend the judgment to include pre-judgment interest and post-judgment interest and Taco Bell filed its post-trial motion for judgment as a matter of law or a new trial. On September 9, 2003, the District Court denied Taco Bell's motion and granted the plaintiff's motion to amend the judgment.

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

On July 9, 2003, we filed suit against Taco Bell's former advertising agency in the United States District Court for the Central District of California seeking reimbursement for any final award that may be ultimately affirmed by the appeals courts and costs that we have incurred in defending this matter. We are also seeking reimbursement from our insurance carriers.

Obligations to PepsiCo, Inc. After Spin-off

In connection with the Spin-off, we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

Under the terms of these agreements, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of September 4, 2004, PepsiCo remains liable for approximately $43 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common tax audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through September 4, 2004, there have not been any determinations made by PepsiCo where we would have reached a different determination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively “the Concepts”) and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. LJS and A&W were added when YUM acquired Yorkshire Global Restaurants, Inc. (“YGR”) on May 7, 2002. With 12,657 international units, YUM is the second largest QSR company outside the U.S.

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

Significant Known Events, Trends or Uncertainties Expected to Impact 2004 Comparisons with 2003

The following factors impacted comparability of operating performance for the quarter and year to date ended September 4, 2004 or could impact comparisons for the remainder of 2004. Certain of these factors were previously discussed in our 2003 Form 10-K.

New Accounting Pronouncements Not Yet Adopted

See Note 4.

Canada Unconsolidated Affiliate Dissolution

As previously disclosed in our 2003 Form 10-K, on November 10, 2003 we dissolved our unconsolidated affiliate that previously operated 733 restaurants in Canada. We owned 50% of this unconsolidated affiliate prior to its dissolution and accounted for our interest under the equity method. Of the restaurants previously operated by the unconsolidated affiliate, we now operate the vast majority of Pizza Huts and Taco Bells, while almost all KFCs are operated by franchisees. As a result of operating certain restaurants that were previously operated by the unconsolidated affiliate, our Company sales, restaurant profit and general and administrative expenses will increase and our franchise fees will decrease. Additionally, on a full year basis other income will increase as we recorded a loss from our investment in the Canadian unconsolidated affiliate in 2003. The overall impact on net income is not expected to be material.

As a result of our dissolution of our Canada Unconsolidated Affiliate, Company sales increased $37 million, franchise fees decreased $2 million, restaurant profit increased $2 million and general and administrative expenses increased $3 million for the quarter ended September 4, 2004 compared to the quarter ended September 6, 2003. The impacts on other income and net income were not significant for the quarter.

As a result of the dissolution of our Canada Unconsolidated Affiliate, Company sales increased $108 million, franchise fees decreased $6 million, restaurant profit increased $5 million, general and administrative expenses increased $8 million and other income increased $6 million for the year to date ended September 4, 2004 compared to the year to date ended September 6, 2003. The impact on net income was not significant for the year to date.

Amendment of Sale-Leaseback Agreements

On August 15, 2003, we amended two sale-leaseback agreements assumed in our 2002 acquisition of YGR such that the amended agreements qualified for sale-leaseback accounting. Restaurant profit decreased by $1 million and $5 million in the quarter and year to date ended September 4, 2004, respectively, compared to the same periods in 2003 as a result of the two amended agreements being accounted for as operating leases subsequent to the amendment. Interest expense decreased by $1 million and $6 million in the quarter and year to date ended September 4, 2004, respectively.

Puerto Rico Business Held for Sale

Our Puerto Rico business has been held for sale since the fourth quarter of 2002. Subsequent to the quarter ended September 4, 2004, we sold our Puerto Rico business for an amount approximating carrying value. Accordingly, Company sales and restaurant profit will decrease $27 million and $4 million, respectively, and we estimate franchise fees will increase $2 million and general and administrative expenses will decrease $2 million for the quarter and year to date ended December 25, 2004, as compared to the quarter and year to date ended December 27, 2003. The impact on net income is not expected to be significant.

Commodity Inflation

The increased cost of certain commodities negatively impacted our U.S. margins for the quarter and year to date ended September 4, 2004. Higher commodity costs, particularly in cheese and meat prices, negatively impacted U.S. restaurant margins by approximately 190 and 160 basis points for the quarter and year to date ended September 4, 2004, respectively. We currently estimate that higher commodity costs (particularly in meats and cheese) will negatively impact U.S. restaurant margins by approximately 150 basis points for the quarter ending December 25, 2004. We have incorporated this potential unfavorable impact into our operating plans and outlook.

AmeriServe and Other Charges (Credits)

An insignificant amount was recorded as AmeriServe and other charges (credits) for the quarter ended September 4, 2004. Income of $14 million was recorded as AmeriServe and other charges (credits) for the year to date ended September 4, 2004. The amount primarily resulted from cash recoveries related to the AmeriServe bankruptcy reorganization process. Income of $3 million was recorded as AmeriServe and other charges (credits) for the quarter ended September 6, 2003 and primarily includes the reversal of reserves associated with the settlement of certain wage and hour litigation. Income of $1 million was recorded as AmeriServe and other charges (credits) for the year to date ended September 6, 2003 and primarily includes recoveries related to the AmeriServe bankruptcy reorganization process and the reversal of reserves associated with the settlement of certain wage and hour litigation, partially offset by costs to defend certain wage and hour litigation and integration costs related to our acquisition of YGR. See Note 7 for a discussion of AmeriServe and other charges (credits).

Wrench Litigation

An insignificant amount of expense was recorded for the quarter and year to date ended September 4, 2004 reflecting interest related to the Wrench litigation. Expense of $7 million and $42 million was recorded as Wrench litigation for the quarter and year to date ended September 6, 2003 reflecting the amounts awarded to the plaintiff and estimated pre-judgment interest. See Note 13 for a discussion of Wrench litigation.

Pension Plan Funded Status

Certain of our employees are covered under noncontributory defined benefit pension plans. The most significant of these plans was amended in 2001 such that salaried employees hired or rehired after September 30, 2001 are not eligible to participate. As disclosed in our 2003 Form 10-K, as of our September 30, 2003 measurement date these plans had a projected benefit obligation (“PBO”) of $629 million and a fair value of plan assets of $438 million. We currently estimate that continued benefits earned by covered employees and interest on benefits previously earned, both of which result in an increase in our PBO, will be substantially offset by increases to plan assets as a result of stock market gains since September 30, 2003 as well as a $50 million pension plan contribution we made subsequent to September 4, 2004 but prior to our September 30, 2004 measurement date.

Thus, any change in our pension plan funded status at September 30, 2004 versus September 30, 2003 will be primarily the result of any change in the discount rate we use to measure our PBO. Due to the relatively long time frame over which benefits are expected to be paid, our PBO is highly sensitive to changes in discount rates. A 10 basis point increase/decrease in the discount rate from the 6.25% used at September 30, 2003 would decrease/increase our PBO at September 30, 2004, holding all other variables and assumptions constant, by approximately $12 million. While we have not yet determined the discount rate we will use to measure our PBO as of our September 30, 2004 measurement date, we do not anticipate that any resulting change in our PBO will be significant.

We do not believe the remaining underfunded status of the pension plan will materially affect our results of operations, financial position or cash flows and have incorporated the estimated future impact into our financial projections and plans. We estimate that pension expense will increase in the range of $5 million to $10 million in 2005 from the $54 million that is being expensed in 2004.

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

The following table summarizes our refranchising activities:

	Quarter		Year to date
	9/4/04	9/6/03	9/4/04	9/6/03

Number of units refranchised	18	9	32	76
Refranchising proceeds, pre-tax	$ 6	$ -	$ 14	$ 11
Refranchising net (gains) losses, pre-tax(a)	$ (1)	$ 6	$ 10	$ 13

(a)	Refranchising losses for the year to date ended September 4, 2004 primarily include charges to write down our Puerto Rico business to our then estimate of its fair value and charges to write down certain U.S. restaurants we currently own but we have offered to sell at amounts lower than their carrying values. Refranchising net losses for the quarter and year to date ended September 6, 2003 primarily included charges to write down our Puerto Rico business to our then estimate of its fair value. As previously noted, we sold our Puerto Rico business subsequent to the quarter ended September 4, 2004 for an amount approximating carrying value.

In addition to our refranchising program, from time to time we close restaurants that are poor performing, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit (collectively, “store closures”).

The following table summarizes Company store closure activities:

	Quarter		Year to date
	9/4/04	9/6/03	9/4/04	9/6/03

Number of units closed	45	58	230	159
Store closure costs	$ 2	$ -	$ (3)	$ (2)
Impairment charges for stores to be closed	$ 1	$ 2	$ 4	$ 5

For the years to date ended September 4, 2004 and September 6, 2003, income in store closure costs results primarily from gains from the sale of properties on which we formerly operated restaurants or adjustments to previously recorded lease reserves as a result of changes in settlement and/or sublease estimates.

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reduction in restaurant profit, which reflects the decrease in Company sales, and general and administrative expenses (“G&A”) and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2003 and are no longer operated by us as of September 4, 2004. The amounts do not include results from new restaurants that we opened in connection with a relocation of an existing unit or any incremental impact upon consolidation of two or more of our existing units into a single unit.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

Quarter ended September 4, 2004
	U.S.	International	Worldwide

Decreased sales	$ (54)	$ (23)	$ (77)
Increased franchise fees	2	-	2

Decrease in total revenues	$ (52)	$ (23)	$ (75)

Year to date ended September 4, 2004
	U.S.	International	Worldwide

Decreased sales	$ (163)	$ (77)	$ (240)
Increased franchise fees	5	2	7

Decrease in total revenues	$ (158)	$ (75)	$ (233)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	Quarter ended September 4, 2004
	U.S.	International	Worldwide

Decreased restaurant profit	$ (2)	$ (2)	$ (4)
Increased franchise fees	2	-	2
Decreased G&A expenses	-	1	1

Decreased operating profit	$ -	$ (1)	$ (1)

	Year to date ended September 4, 2004
	U.S.	International	Worldwide

Decreased restaurant profit	$ (11)	$ (6)	$ (17)
Increased franchise fees	5	2	7
Decreased G&A expenses	-	3	3

Decreased operating profit	$ (6)	$ (1)	$ (7)

Worldwide Results of Operations

	Quarter				Year to date
	9/4/04	9/6/03	% B(W)		9/4/04	9/6/03	% B(W)

Company sales	$ 1,935	$ 1,765	10		$ 5,528	$ 5,085	9
Franchise and license fees	244	224	9		698	642	9

Revenues	$ 2,179	$ 1,989	10		$ 6,226	$ 5,727	9

Company restaurant profit	$ 295	$ 267	10		$ 821	$ 748	10

% of Company sales	15.2%	15.1%	0.1	ppts.	14.8%	14.7%	0.1	ppts.

Operating profit	$ 291	$ 269	8		$ 809	$ 706	14
Interest expense, net	29	39	27		96	123	22
Income tax provision	77	66	(16)		208	179	(16)

Income before cumulative effect of
accounting change	185	164	13		505	404	25
Cumulative effect of accounting
change, net of tax	-	-	-		-	(1)	NM

Net income	$ 185	$ 164	13		$ 505	$ 403	25

Diluted earnings per share(a)	$ 0.61	$ 0.53	14		$ 1.66	$ 1.32	25

(a)	See Note 5 for the number of shares used in this calculation.

Impact of Foreign Currency Translation on Reported Results

Throughout the MD&A, the Company provides the percentage impact of foreign currency translation. These amounts are derived by translating current year results at prior year average exchange rates. We believe the presentation of the foreign currency translation impact allows for better year-to-year comparability without the distortion of foreign currency fluctuations.

Worldwide Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total

Balance at December 27, 2003	7,854	1,512	21,471	2,362	33,199
New Builds	239	94	496	164	993
Acquisitions	73	3	(76)	-	-
Refranchising	(32)	-	32	-	-
Closures	(230)	(27)	(456)	(191)	(904)
Other	(2)	(8)	-	(3)	(13)

Balance at September 4, 2004	7,902	1,574	21,467	2,332	33,275

% of Total	24%	5%	64%	7%	100%

Worldwide Multibrand Restaurants	Company	Franchise	Total

Balance at December 27, 2003	1,084	1,243	2,327

Balance at September 4, 2004	1,347	1,321	2,668

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

For the year to date ended September 4, 2004, Company and franchise multibrand unit gross additions were 281 and 107, respectively.

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

Worldwide system sales growth was 9% for the quarter and 8% year to date, including a 2% favorable impact from foreign currency translation in both periods. Excluding the favorable impact of foreign currency translation, the increases were driven by new unit development and same store sales growth, partially offset by store closures.

Worldwide Revenues

Company sales increased $170 million or 10% in the quarter, including a 1% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation, the increase was driven by new unit development, same store sales growth, and acquisitions of franchisee restaurants (primarily units in Canada which we now operate), partially offset by store closures and refranchising.

Company sales increased $443 million or 9% year to date, after a 2% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation, the increase was driven by new unit development, acquisitions of franchisee restaurants (primarily units in Canada which we now operate) and same store sales growth, partially offset by refranchising and store closures.

Franchise and license fees increased $20 million or 9% for the quarter, including a 2% favorable impact from foreign currency translation. Franchise and license fees increased $56 million or 9% year to date, including a 3% favorable impact from foreign currency translation. Excluding the impact of foreign currency translation, the increases were driven by new unit development and same store sales growth, partially offset by store closures and our acquisitions of franchisee restaurants (primarily units in Canada which we now operate).

Worldwide Company Restaurant Margin

	Quarter				Year to date
	9/4/04	9/6/03	% B(W)		9/4/04	9/6/03	% B(W)

Company sales	100.0%	100.0%			100.0%	100.0%
Food and paper	31.9	30.8	(1.1)	ppts.	31.6	30.8	(0.8)	ppts.
Payroll and employee benefits	25.7	26.8	1.1	ppts.	26.6	27.5	0.9	ppts.
Occupancy and other operating
expenses	27.2	27.3	0.1	ppts.	27.0	27.0	-

Company restaurant margin	15.2%	15.1%	0.1	ppts.	14.8%	14.7%	0.1	ppts.

Restaurant margin as a percentage of sales increased approximately 10 basis points in the quarter. U.S. restaurant margin decreased approximately 70 basis points and International restaurant margin increased 110 basis points, respectively.

Restaurant margin as a percentage of sales increased approximately 10 basis points year to date. U.S. restaurant margin decreased approximately 20 basis points and International restaurant margin increased approximately 70 basis points.

The changes in U.S. and International restaurant margin are discussed in the respective sections.

Worldwide General and Administrative Expenses

Worldwide G&A expenses increased $38 million or 18% in the quarter, including a 1% unfavorable impact from foreign currency translation. The increase was driven by higher compensation related costs, including amounts associated with investments in strategic initiatives in China and other international growth markets, incentive compensation and pension costs. Also contributing to the increase were increased reserves related to potential development sites and surplus facilities and costs associated with a biennial International leadership conference held in 2004. The increase was also partially attributable to expenses of $3 million associated with operating the restaurants we now own in Canada that were previously operated by our unconsolidated affiliate.

Worldwide G&A expenses increased $98 million or 16% year to date, including a 2% unfavorable impact from foreign currency translation. The increase was driven by higher compensation related costs, including incentive compensation, amounts associated with investments in strategic initiatives in China and other international growth markets and pension costs. Also contributing to the increase were increased reserves related to potential development sites and surplus facilities, expenses associated with the implementation of new financial and human resource systems, and the unfavorable impact of lapping the recovery of $3 million of legal fees during

2003. The increase was also partially attributable to expenses of $8 million associated with operating the restaurants we now own in Canada that were previously operated by our unconsolidated affiliate.

Worldwide Franchise and License Expenses

Worldwide franchise and license expenses increased $1 million or 19% in the quarter and decreased $4 million or 18% year to date. The year to date decrease was primarily driven by the favorable impact of lapping the biennial International franchise convention held in 2003.

Worldwide Other (Income) Expense

	Quarter		Year to date
	9/4/04	9/6/03	9/4/04	9/6/03

Equity income from investments in
unconsolidated affiliates	$ (14)	$ (9)	$ (36)	$ (22)
Foreign exchange net loss (gain)	1	(1)	1	(2)

Other (income) expense	$ (13)	$ (10)	$ (35)	$ (24)

Worldwide other income increased $3 million or 40% in the quarter, including a 5% favorable impact from foreign currency translation, and $11 million or 48% year to date, including an 8% favorable impact from foreign currency translation. The increases in other income in the quarter and year to date ended September 4, 2004 were primarily driven by an increase in equity income from our unconsolidated affiliates, principally in China. The increase in other income for the year to date was also partially driven by the dissolution of our unconsolidated affiliate in Canada which recorded a loss in the year to date ended September 6, 2003.

Worldwide Facility Actions

We recorded a net loss of $3 million and $9 million from facility actions for the quarters ended September 4, 2004 and September 6, 2003, respectively. We recorded a net loss of $22 million and $24 million from facility actions for the years to date ended September 4, 2004 and September 6, 2003, respectively. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 7 for a summary of components of facility actions by reportable operating segment.

Worldwide Operating Profit

	Quarter			Year to date
	9/4/04	9/6/03	% B(W)	9/4/04	9/6/03	% B(W)

United States	$ 196	$ 204	(5)	$ 567	$ 571	(1)
International	143	114	25	382	297	28
Unallocated and corporate expenses	(48)	(38)	(28)	(140)	(107)	(32)
Unallocated other income (expense)	(1)	(1)	NM	(4)	(1)	NM
Unallocated facility actions	1	(6)	NM	(10)	(13)	NM
Wrench litigation	-	(7)	NM	-	(42)	NM
AmeriServe and other (charges)
credits	-	3	NM	14	1	NM

Operating profit	$ 291	$ 269	8	$ 809	$ 706	14

U.S. and International operating profit are discussed in the respective sections.

Unallocated facility actions comprise refranchising gains (losses) which are not allocated to U.S. or International segments for performance reporting purposes. See Note 7 for further discussion.

Worldwide Interest Expense, Net

	Quarter			Year to date
	9/4/04	9/6/03	% B(W)	9/4/04	9/6/03	% B(W)

Interest expense	$ 32	$ 43	27	$ 106	$ 131	20
Interest income	(3)	(4)	(22)	(10)	(8)	13

Interest expense, net	$ 29	$ 39	27	$ 96	$ 123	22

Interest expense decreased $11 million or 27% for the quarter and $25 million or 20% year to date. The decrease for the quarter was driven by a decrease in our average interest rates, primarily attributable to pay-variable interest rate swaps entered into during the quarter ended June 12, 2004. The year to date decrease was driven by a reduction in our average debt outstanding, partially as a result of the amended YGR sale-leaseback agreement, and a decrease in our average interest rates, primarily attributable to the pay-variable interest rate swaps entered into during the quarter ended June 12, 2004.

Worldwide Income Taxes

	Quarter		Year to date
	9/4/04	9/6/03	9/4/04	9/6/03(a)

Income taxes	$ 77	$ 66	$ 208	$ 179
Effective tax rate	29.4%	28.8%	29.2%	30.8%

(a)	Amount does not include the income tax benefit of approximately $1 million on the $2 million cumulative effect adjustment due to the adoption of SFAS 143.

The increase in our effective tax rate for the quarter ended September 4, 2004 was driven by the impact of lapping the benefit in 2003 of amending certain prior U.S. income tax returns to claim credit for foreign taxes paid in prior years as well as lapping the favorable impact of certain International tax planning strategies. The increase was partially offset by a number of factors, including the reversal of reserves in the current year associated with audits that were settled.

The decrease in our effective tax rate for the year to date ended September 4, 2004 was driven by a number of factors, including the reversal of reserves in the current year associated with audits that were settled. The decrease was partially offset by the impact of lapping the benefit in 2003 of amending certain prior U.S. income tax returns to claim credit for foreign taxes paid in prior years.

While we continue to claim credit for foreign taxes paid in the current year, the amended return benefit recognized in 2003 was non-recurring.

U.S. Results of Operations

	Quarter				Year to date
	9/4/04	9/6/03	% B(W)		9/4/04	9/6/03	% B(W)

Company sales	$ 1,225	$ 1,199	2		$ 3,599	$ 3,518	2
Franchise and license fees	144	138	5		416	399	4

Revenues	$ 1,369	$ 1,337	2		$ 4,015	$ 3,917	3

Company restaurant profit	$ 174	$ 178	(3)		$ 514	$ 510	1

% of Company sales	14.1%	14.8%	(0.7)	ppts.	14.3%	14.5%	(0.2)	ppts.

Operating profit	$ 196	$ 204	(5)		$ 567	$ 571	(1)

U.S. Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total

Balance at December 27, 2003	5,094	6	13,566	2,156	20,822
New Builds	78	-	170	150	398
Acquisitions	58	-	(58)	-	-
Refranchising	(17)	-	17	-	-
Closures	(150)	(6)	(266)	(180)	(602)
Other	-	-	3	(3)	-

Balance at September 4, 2004	5,063	-	13,432	2,123	20,618

% of Total	25%	-	65%	10%	100%

U.S. Multibrand Restaurants	Company	Franchise	Total

Balance at December 27, 2003	1,032	1,116	2,148

Balance at September 4, 2004	1,295	1,189	2,484

For the year to date ended September 4, 2004, Company and franchise multibrand unit gross additions were 281 and 102, respectively.

U.S. System Sales Growth

U.S. system sales growth was 4% for both the quarter and year to date. The increases were driven by same store sales growth and new unit development, partially offset by store closures.

U.S. Revenues

Company sales increased $26 million or 2% in the quarter and $81 million or 2% year to date. The increases were driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

Franchise and license fees increased $6 million or 5% in the quarter and $17 million or 4% year to date. The increases were driven by same store sales growth and new unit development, partially offset by store closures.

U.S. Same Store Sales

U.S. same store sales includes only Company restaurants that have been open one year or more. U.S. blended same store sales include KFC, Pizza Hut, and Taco Bell Company owned restaurants only. U.S. same store sales for Long John Silver’s and A&W restaurants are not included. Following are the same store sales growth results by brand for the quarter and year to date ended September 4, 2004:

	Quarter ended September 4, 2004
	Same Store Sales	Transactions	Average Guest Check

KFC	2%	(1)%	3%
Pizza Hut	5%	2%	3%
Taco Bell	5%	4%	1%

	Year to date ended September 4, 2004
	Same Store Sales	Transactions	Average Guest Check

KFC	(2)%	(3)%	1%
Pizza Hut	5%	3%	2%
Taco Bell	5%	3%	2%

U.S. blended same store sales increased 4% and 3% for the quarter and year to date, respectively, due to increases in average guest checks and transactions.

U.S. Company Restaurant Margin

	Quarter				Year to date
	9/4/04	9/6/03	% B(W)		9/4/04	9/6/03	% B(W)

Company sales	100.0%	100.0%			100.0%	100.0%
Food and paper	30.3	28.7	(1.6)	ppts.	29.7	28.7	(1.0)	ppts.
Payroll and employee benefits	29.9	30.6	0.7	ppts.	30.5	31.1	0.6	ppts.
Occupancy and other operating
expenses	25.7	25.9	0.2	ppts.	25.5	25.7	0.2	ppts.

Company restaurant margin	14.1%	14.8%	(0.7)	ppts.	14.3%	14.5%	(0.2)	ppts.

Restaurant margin as a percentage of sales decreased approximately 70 basis points and 20 basis points for the quarter and year to date, respectively. The decreases were driven by higher food and paper costs, partially offset by the impact of same store sales increases on restaurant margin. Higher food and paper costs were primarily driven by increased commodity costs (principally cheese and meats).

U.S. Operating Profit

Operating profit decreased $8 million or 5% for the quarter and $4 million or 1% year to date. The decreases were driven by the impact of higher commodity costs (primarily cheese and meat) on restaurant profit and higher G&A expenses, partially offset by the impact of same store sales increases on restaurant profit and franchise and license fees.

International Results of Operations

	Quarter				Year to date
	9/4/04	9/6/03	% B(W)		9/4/04	9/6/03	% B(W)

Company sales	$ 710	$ 566	25		$ 1,929	$ 1,567	23
Franchise and license fees	100	86	16		282	243	16

Revenues	$ 810	$ 652	24		$ 2,211	$ 1,810	22

Company restaurant profit	$ 121	$ 89	34		$ 307	$ 238	29

% of Company sales	17.0%	15.9%	1.1	ppts.	15.9%	15.2%	0.7	ppts.

Operating profit	$ 143	$ 114	25		$ 382	$ 297	28

International Restaurant Unit Activity

	Company	Unconsolidated Affiliates	Franchisees	Licensees	Total

Balance at December 27, 2003	2,760	1,506	7,905	206	12,377
New Builds	161	94	326	14	595
Acquisitions	15	3	(18)	-	-
Refranchising	(15)	-	15	-	-
Closures	(80)	(21)	(190)	(11)	(302)
Other	(2)	(8)	(3)	-	(13)

Balance at September 4, 2004	2,839	1,574	8,035	209	12,657

% of Total	22%	12%	64%	2%	100%

International Multibrand Restaurants	Company	Franchise	Total

Balance at December 27, 2003	52	127	179

Balance at September 4, 2004	52	132	184

For the year to date ended September 4, 2004, there were no Company multibrand unit gross additions and 5 franchise multibrand unit gross additions.

International System Sales Growth

International system sales growth increased 16% in the quarter and year to date, including 4% and 7% favorable impacts from foreign currency translation for the quarter and year to date, respectively. Excluding the favorable impact of foreign currency translation, the increases were driven by new unit development and same store sales growth, partially offset by store closures.

International Revenues

Company sales increased $144 million or 25% in the quarter, including a 2% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation, the increase was driven by new unit development, acquisitions of franchisee restaurants (primarily units in Canada which we now operate) and same store sales growth, partially offset by store closures and refranchising.

Company sales increased $362 million or 23% year to date, including a 5% favorable impact from foreign currency translation. Excluding the favorable impact of foreign currency translation, the increase was driven by new unit development and acquisitions of franchisee restaurants (primarily units in Canada which we now operate) and same store sales growth, partially offset by refranchising and store closures.

Franchise and license fees increased $14 million or 16% in the quarter and $39 million or 16% year to date, including a 5% and an 8% favorable impact from foreign currency translation for the quarter and year to date, respectively. Excluding the favorable impact of foreign currency translation, the increases were driven by new unit development, same store sales growth, and royalty rate increases, partially offset by acquisitions of franchisee restaurants (primarily units in Canada which we now operate) and store closures.

International Company Restaurant Margin

	Quarter				Year to date
	9/4/04	9/6/03	% B(W)		9/4/04	9/6/03	% B(W)

Company sales	100.0%	100.0%			100.0%	100.0%
Food and paper	34.8	35.2	0.4	ppts.	35.1	35.6	0.5	ppts.
Payroll and employee benefits	18.5	18.9	0.4	ppts.	19.2	19.3	0.1	ppts.
Occupancy and other operating
expenses	29.7	30.0	0.3	ppts.	29.8	29.9	0.1	ppts.

Company restaurant margin	17.0%	15.9%	1.1	ppts.	15.9%	15.2%	0.7	ppts.

Restaurant margin as a percentage of sales increased approximately 110 basis points in the quarter. The increase was driven by the impact of same store sales increases on restaurant margin and lower food and paper costs (principally due to supply chain savings initiatives). The increase was partially offset by an increase in labor costs and a 60 basis point unfavorable impact of operating the restaurants in Canada, which is a market with below average margins, that were previously operated by our unconsolidated affiliate.

Restaurant margin as a percentage of sales increased approximately 70 basis points year to date including a 10 basis points unfavorable impact from foreign currency translation. The increase was driven by the impact of same store sales increases on restaurant margin and lower food and paper costs (principally due to supply chain savings initiatives). The increase was partially offset by a 50 basis point unfavorable impact of operating the restaurants in Canada, which is a market with below average margins, that were previously operated by our unconsolidated affiliate.

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

International Operating Profit

Operating profit increased $29 million or 25% in the quarter, including a 4% favorable impact from foreign currency translation. The remaining increase was driven by the impact of same store sales increases on restaurant profit and franchise and license fees and new unit development, partially offset by higher G&A costs.

Operating profit increased $85 million or 28% year to date, including a 6% favorable impact from foreign currency translation. The remaining increase was driven by new unit development, the impact of same store sales increases on restaurant profit and franchise and license fees and higher income from our investments in unconsolidated affiliates, partially offset by higher G&A costs.

Consolidated Cash Flows

Net cash provided by operating activities was $791 million compared to $769 million in 2003. The increase was driven by higher net income and the timing of payment of accounts payable and other current liabilities compared to 2003. The increase was partially offset by higher income tax payments in 2004.

Net cash used in investing activities was $391 million compared to $336 million in 2003. The change was primarily due to the timing of purchases of short-term investments and increased capital spending.

Net cash used in financing activities was $205 million compared to $269 million in 2003. The change was due to lower credit facility and long-term debt repayments and higher proceeds from stock option exercises, partially offset by higher share repurchases.

Consolidated Financial Condition

Assets increased $364 million or 6% to $6.0 billion in 2004. The increase was primarily driven by higher cash and short term investment balances due to the timing of our discretionary spending. The decrease in the allowance for doubtful accounts was the result of the completion of financial restructurings by certain Pizza Hut U.S. franchisees which resulted in the reversal of previously established reserves and the transfer for certain amounts, along with related receivables, to long-term notes receivable.

Liabilities decreased $30 million or 1% to $4.5 billion in 2004. The decrease was primarily driven by lower income taxes payable due to the excess of current year tax payments made over the current year provision. The decrease was partially offset by increases in other liabilities, primarily driven by an increase in the pension liability, and accounts payable and other current liabilities due to the timing of payments.

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

During the quarter ended September 4, 2004, we paid our first-ever quarterly cash dividend totaling $29 million. Additionally, on September 24, 2004 our Board of Directors approved our second cash dividend of $0.10 per share of common stock to be distributed on November 5, 2004 to shareholders of record at the close of business on October 15, 2004. On an annual basis, the Company is targeting a payout ratio of 15% to 20% of net income.

At September 4, 2004 our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Existing Facility”) with a maturity date of June 25, 2005. At September 4, 2004, our unused Existing Facility totaled $734 million, net of outstanding letters of credit of $266 million. There were no borrowings outstanding under the Existing Facility at September 4, 2004.

On September 7, 2004, the Company executed an amended and restated five-year Revolving Credit Facility (the “New Facility”) totaling $1.0 billion which replaced the Existing Facility. Under the terms of the New Facility, the Company may borrow up to the maximum borrowing limit less outstanding letters of credit. The interest rate for borrowings under the New Facility ranges from 0.35% to 1.625% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.20% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the New Facility is payable at least quarterly.

The New Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The New Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. These covenants are substantially similar to those contained in the Existing Facility.

The remainder of our long-term debt primarily comprises Senior Unsecured Notes. Amounts outstanding under Senior Unsecured Notes were $1.87 billion at September 4, 2004. At September 4, 2004, $350 million of these Senior Unsecured Notes are included in short-term borrowings due to their May 2005 maturity date. The remaining Senior Unsecured Notes are included in long-term debt based on their maturities. We currently anticipate that our cash flows provided by operating activities will permit us to make a significant portion of the $350 million payment for the May 2005 Senior Unsecured Notes without borrowing additional amounts.

As previously reported, we estimate that capital spending will be approximately $770 million and refranchising proceeds will be approximately $100 million in 2004. Additionally, subsequent to September 4, 2004 we made a discretionary $50 million contribution to our most significant pension plan. At September 4, 2004, we had remaining capacity to repurchase, through November 21, 2005, up to $300 million of our outstanding Common Stock (excluding applicable transaction fees) under the share repurchase program authorized in May 2004.

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

During the quarter ended June 12, 2004, we entered into additional pay-variable interest rate swaps with notional amounts of $850 million. The swaps were entered into with financial institutions and have reset dates and critical terms that match those of $75 million, $375 million and $400 million in long-term debt under our 2008, 2011 and 2012 fixed-rate Senior Unsecured Notes, respectively. Accordingly, the swaps are accounted for as hedges of these portions of our debt. Considering the impact of these swaps, at September 4, 2004 approximately 50% of our long-term debt is at variable interest rates.

At September 4, 2004 and December 27, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $9 million and $3 million, respectively, in annual income before taxes. The estimated reductions are based upon the level of variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at September 4, 2004 and December 27, 2003 would decrease approximately $54 million and $5 million, respectively. The fair value of our Senior Unsecured Notes at September 4, 2004 and December 27, 2003 would increase approximately $81 million and $87 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International operating profit constitutes approximately 40% of our year to date 2004 operating profit, excluding unallocated and corporate expenses. In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.4 billion as of September 4, 2004. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific, the Americas and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows. For the year to date ended September 4, 2004, operating profit would have decreased approximately $40 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts entered into by the Company that were outstanding at September 4, 2004 and December 27, 2003, were not significant to the Financial Statements.

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

During the quarter ended September 4, 2004, we implemented certain modules of an enterprise resource planning software that impact our domestic reporting systems. This implementation resulted in certain changes to our internal controls associated with those systems. We have reviewed the controls associated with each domestic system affected by the implementation of the software and made appropriate changes to those controls. We believe that the controls as modified are designed and operating effectively. There were no other significant changes with respect to the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the quarter ended September 4, 2004.

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

Independent Accountants’ Review Report

The Board of Directors
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of September 4, 2004, the related condensed consolidated statements of income for the twelve and thirty-six weeks ended September 4, 2004 and September 6, 2003, and the related condensed consolidated statements of cash flows for the thirty-six weeks ended September 4, 2004 and September 6, 2003. These condensed consolidated financial statements are the responsibility of YUM’s management.

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
October 4, 2004

PART II - Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information as of September 4, 2004 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

Period 7
6/13/04 - 7/10/04	-	-	-	-

Period 8
7/11/04 - 8/7/04	-	-	-	-

Period 9
8/8/04 - 9/4/04	5,700	$37.01	5,700	$300,048,827

Total	5,700	$37.01	5,700	$300,048,827

In November 2003, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through May 21, 2005, up to $300 million of our outstanding Common Stock (excluding applicable transaction fees). For the year to date ended September 4, 2004, all repurchases of shares have occurred under this program. As of September 4, 2004, this share repurchase program was substantially completed.

In May 2004, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase through November 21, 2005, up to $300 million of our outstanding Common Stock (excluding applicable transaction fees). As of September 4, 2004, no shares have been repurchased under this program.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Index

EXHIBITS

Exhibit 10.6	Amended and Restated Credit Agreement, dated as of September 7, 2004 among YUM, the lenders party thereto, JP Morgan Chase Bank, as Administrative Agent, and Citibank N.A., as Syndication Agent

Exhibit 10.25	YUM Director Stock Option Award Agreement

Exhibit 10.26	YUM 1999 Long Term Incentive Plan Award Agreement

Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants’ Acknowledgment)

Exhibit 31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K dated July 13, 2004, attaching our earnings release for the second-quarter ended June 12, 2004.

We filed a Current Report on Form 8-K dated July 16, 2004, announcing the resignation of Jamie Dimon from the Board of Directors.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC. (Registrant)

Date: October 11, 2004	/s/ Gregory N. Moore Senior Vice President and Controller (Principal Accounting Officer)

AMENDED AND RESTATED CREDIT AGREEMENT

dated as of

September 7, 2004

among

YUM! BRANDS, INC.,

The Lenders Party Hereto

and

JPMORGAN CHASE BANK,
as Administrative Agent

CITIBANK, N.A.,
as Syndication Agent

J.P. MORGAN SECURITIES INC. and CITIGROUP GLOBAL MARKETS INC.,
as Lead Arrangers and Joint Bookrunners

HSBC BANK USA, N.A., COOPERATIEVE CENTRALE RAIFFEISEN-
BOERENLEENBANK B.A. “RABOBANK INTERNATIONAL”, NEW YORK
BRANCH, and
SUNTRUST BANK
as Documentation Agents

TABLE OF CONTENTS

Page

ARTICLE I

Definitions

SECTION 1.01	Defined Terms	1
SECTION 1.02	Classification of Loans and Borrowigs	23
SECTION 1.03	Terms Generally	23
SECTION 1.04	Accounting Terms; GAAP	23

ARTICLE II

The Credits

ARTICLE III

Representations and Warranties

ARTICLE IV

Conditions

SECTION 4.01	Effective Date	55
SECTION 4.02	Each Credit Event	56

ARTICLE V

Affirmative Covenants

ARTICLE VI

Negative Covenants

ARTICLE VII

Events of Default

SECTION 7.01	Events of Default	66
SECTION 7.02	Exclusion of Immaterial Subsidiaries	68

ARTICLE VIII

The Administrative Agent

ARTICLE IX

Miscellaneous

SCHEDULES:

Schedule A - Initial Guarantors
Schedule 2.01 -- Commitments
Schedule 2.06 -- Existing Letters of Credit
Schedule 3.06 -- Disclosed Matters
Schedule 3.11 -- Disclosure
Schedule 6.01 -- Existing Indebtedness
Schedule 6.02 -- Existing Liens

EXHIBITS:

Exhibit A -- Form of Assignment and Assumption
Exhibit B -- Form of Guarantee Agreement
Exhibit C-1 -- Form of Opinion of Mayer, Brown, Rowe & Maw LLP
Exhibit C-2 -- Form of Opinion of Matthew Preston, Esq.

AMENDED AND RESTATED CREDIT AGREEMENT dated as of September 7, 2004, among YUM! BRANDS, INC., the LENDERS party hereto, JPMORGAN CHASE BANK, as Administrative Agent, CITIBANK, N.A., as Syndication Agent, J.P. MORGAN SECURITIES INC. and CITIGROUP GLOBAL MARKETS INC., as Lead Arrangers and Joint Bookrunners, and HSBC BANK USA, N.A., COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A. “RABOBANK INTERNATIONAL”, NEW YORK BRANCH and SUNTRUST BANK, as Documentation Agents.

      WHEREAS, the Borrower has requested, and the Lenders and the Administrative Agent have agreed, upon the terms and subject to the conditions set forth herein, that the Existing Credit Agreement be amended and restated in its entirety as provided herein effective upon satisfaction of the conditions set forth in Section 4.01 below;

      NOW, THEREFORE, the Borrower, each of the Lenders and the Administrative Agent hereby agree as follows:

ARTICLE I

Definitions

     SECTION 1.01. Defined Terms. As used in this Agreement, the following terms have the meanings specified below:

     “ABR”, when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Alternate Base Rate.

     “Acquired Business” means any Person, property, business or asset acquired (or, as applicable, proposed to be acquired) by the Borrower or a Subsidiary pursuant to a Permitted Acquisition.

     “Adjusted EBITDA” means, for any period, the Consolidated EBITDA of the Borrower for such period, adjusted (a) to include (to the extent not otherwise included) the Consolidated EBITDA of any Acquired Business acquired during such period (and, solely for purposes of determining whether a proposed acquisition is a Permitted Acquisition pursuant to clause (d) of the definition of the term Permitted Acquisition, any Acquired Business that, at the time of calculation of Adjusted EBITDA for such purpose, has been acquired subsequent to the end of such period and prior to such time as well as that proposed to be acquired) pursuant to a Permitted Acquisition and not subsequently sold, transferred or otherwise disposed of during such period (or, solely for purposes of determining whether a proposed acquisition is a Permitted Acquisition, subsequent to the end of such period and prior to such time), based on the actual Consolidated EBITDA of such Acquired Business for such period (including the portion thereof attributable to such period prior to the date of acquisition of such Acquired Business) and (b) to exclude the Consolidated EBITDA of any Sold Business sold, transferred or otherwise disposed of during such period (and, solely for purposes of determining whether a proposed acquisition is a Permitted Acquisition pursuant to clause (d) of the definition of the term Permitted Acquisition, any Sold Business that, at the time of calculation of Adjusted EBITDA for such purpose, has been sold, transferred or otherwise disposed of subsequent to the end of such period and prior to such time), based on the actual Consolidated EBITDA of such Sold Business for such period (including the portion thereof attributable to such period prior to the date of sale, transfer or disposition of such Sold Business). For purposes of calculating Adjusted EBITDA for any period, the portion of the Consolidated EBITDA of any Acquired Business that is to be included in Adjusted EBITDA for such period that is attributable to the period prior to the date of acquisition of such Acquired Business shall be determined as though all net income of such Acquired Business for such period was distributed to the holders of the Equity Interests of such Acquired Business ratably.

     “Adjusted LIBO Rate” means, with respect to any Eurodollar Borrowing for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/100 of 1%) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate.

     “Administrative Agent” means JPMorgan Chase Bank, in its capacity as administrative agent for the Lenders hereunder.

     “Administrative Questionnaire” means an Administrative Questionnaire in a form supplied by the Administrative Agent.

     “Affiliate”means, with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.

     “Alternate Base Rate” means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. Any change in the Alternate Base Rate due to a change in the Prime Rate or the Federal Funds Effective Rate shall be effective from and including the effective date of such change in the Prime Rate or the Federal Funds Effective Rate, respectively.

     “Alternative Currency” means any currency other than dollars which is freely transferable and convertible into dollars.

     “Applicable Percentage” means, with respect to any Lender, the percentage of the total Commitments represented by such Lender’s Commitment. If the Commitments have terminated or expired, the Applicable Percentages shall be determined based upon the Commitments most recently in effect, giving effect to any assignments.

     “Applicable Rate” means, for any day, with respect to any ABR Loan or Eurodollar Revolving Loan, or with respect to the facility fees payable hereunder, as the case may be, the applicable rate per annum set forth below under the caption “ABR Spread”, “Eurodollar Spread” or “Facility Fee Rate” (collectively referred to herein as “Pricing”), as the case may be, as determined in the manner set forth below based upon (a) the ratings by Moody’s and S&P, respectively, applicable on such date to the Index Debt and (b) the Leverage Ratio. If the Category applicable to the ratings established or deemed to have been established (as set forth below) by Moody’s and S&P for the Index Debt (the “Index Category”) shall fall within a Category numerically higher (i.e., less favorable to the Borrower) than the Category applicable to the Leverage Ratio (the “Leverage Category”), then the Pricing shall be determined by reference to the Leverage Category; provided, that in any case where the Leverage Category is more than one Category numerically lower (i.e., more favorable to the Borrower) than the applicable Index Category, then the Pricing shall be determined by reference to the Category one numerically lower (i.e., more favorable to the Borrower) than the applicable Index Category. If the Leverage Category is in a Category numerically higher (i.e., less favorable to the Borrower) than the Index Category, then Pricing shall be determined by reference to the Index Category.

Category	Index Debt Ratings	Leverage Ratio	Facility Fee Rate (basis points)	Eurodollar Spread (basis points)	ABR Spread (basis points)
1	> A2 / A	<0.60x	8.0	27.0	0

2	A3 / A-	0.60x -0.84x	10.0	35.0	0

3	Baa1 / BBB+	0.85x -1.09x	12.5	37.5	0

4	Baa2 / BBB	1.10x -1.49x	15.0	47.5	0

5	Baa3 / BBB-	1.50x -1.89x	20.0	80.0	0

6	Ba1 / BB+	1.90x -2.29x	25.0	100.0	0

7	<Ba1 / BB+	>2.30x	30.0	120.0	20.0

     For purposes of the foregoing, (i) if either Moody’s or S&P shall not have in effect a rating for the Index Debt (other than by reason of the circumstances referred to in the last sentence of this paragraph), then such rating agency shall be deemed to have established a rating in Category 7; (ii) if the ratings established or deemed to have been established by Moody’s and S&P for the Index Debt shall fall within different Categories, the Applicable Rate shall be based on the Category numerically lower (i.e., more favorable to the Borrower) of the two ratings unless one of the two ratings is two or more Categories numerically lower (i.e., more favorable to the Borrower) than the other, in which case the Applicable Rate shall be determined by reference to the Category one numerically higher (i.e., less favorable to the Borrower) than the Category numerically lower (i.e., more favorable to the Borrower) of the two ratings; and (iii) if the ratings established or deemed to have been established by Moody’s and S&P for the Index Debt shall be changed (other than as a result of a change in the rating system of Moody’s or S&P), such change shall be effective as of the date on which it is first announced by the applicable rating agency, irrespective of when notice of such change shall have been furnished by the Borrower to the Agent and the Lenders pursuant to Section 5.01 or otherwise. Each change in the Applicable Rate shall apply during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of Moody’s or S&P shall change, or if either such rating agency shall cease to be in the business of rating corporate debt obligations, the Borrower and the Lenders shall negotiate in good faith to amend this definition to reflect such changed rating system or the unavailability of ratings from such rating agency and, pending the effectiveness of any such amendment, the Applicable Rate shall be determined by reference to the rating most recently in effect prior to such change or cessation.

     For purposes of the foregoing, (i) the Leverage Ratio shall be determined as of the end of each fiscal quarter of the Borrower’s fiscal year based upon the Borrower’s consolidated financial statements delivered pursuant to Section 5.01(a) or (b); and (ii) each change in the Applicable Rate resulting from a change in the Leverage Ratio shall be effective during the period commencing on and including the date of delivery to the Administrative Agent of such consolidated financial statements indicating such change and ending on the date immediately preceding the effective date of the next change in the Applicable Rate; provided that the Leverage Ratio shall be deemed to be based on Category 7 (A) at any time that an Event of Default (other than an Event of Default of the type set forth in clause (e) or (h) of Section 7.01) has occurred and is continuing or (B) if the Borrower fails to deliver the consolidated financial statements required to be delivered by it pursuant to Section 5.01(a) or (b), during the period from the expiration of the time for delivery thereof until (but excluding the date that) such consolidated financial statements are delivered.

     “Approved Fund” has the meaning assigned to such term in Section 9.04.

     “Arrangers” means J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., in their capacities as arrangers hereunder.

     “Assignment and Assumption” means an assignment and assumption entered into by a Lender and an assignee (with the consent of any party whose consent is required by Section 9.04), and accepted by the Administrative Agent, in the form of Exhibit A or any other form approved by the Administrative Agent.

     “Augmenting Lender” has the meaning set forth in Section 2.20.

     “Availability Period” means the period from and including the Effective Date to but excluding the earlier of the Maturity Date and the date of termination of the Commitments.

     “Board” means the Board of Governors of the Federal Reserve System of the United States of America.

     “Borrower” means Yum! Brands, Inc., a North Carolina corporation.

     “Borrowing” means (a) Revolving Loans of the same Type, made, converted or continued on the same date and, in the case of Eurodollar Loans, as to which a single Interest Period is in effect, (b) a Competitive Loan or group of Competitive

Loans of the same Type made on the same date and as to which a single Interest Period is in effect or (c) a Swingline Loan.

     “Borrowing Request” means a request by the Borrower for a Revolving Borrowing in accordance with Section 2.03.

     “Business Day” means any day that is not a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to remain closed; provided that, when used in connection with a Eurodollar Loan, the term “Business Day” shall also exclude any day on which banks are not open for dealings in dollar deposits in the London interbank market.

     “Capital Expenditures” means, for any period, (a) the additions to property, plant and equipment and other capital expenditures of the Borrower and its Included Subsidiaries that are (or would be) set forth in a consolidated statement of cash flows of the Borrower for such period prepared in accordance with GAAP (except for the exclusion of Excluded Subsidiaries) and (b) Capital Lease Obligations incurred by the Borrower and its Included Subsidiaries during such period; provided that consideration paid for Permitted Acquisitions shall not be construed to constitute Capital Expenditures.

     “Capital Lease Obligations” of any Person means the obligations of such Person to pay rent or other amounts under any lease of (or other arrangement conveying the right to use) real or personal property, or a combination thereof, which obligations are required to be classified and accounted for as capital leases on a balance sheet of such Person under GAAP, and the amount of such obligations shall be the capitalized amount thereof determined in accordance with GAAP.

     “Change in Control” means (a) the acquisition of ownership, directly or indirectly, beneficially or of record, by any Person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on the date hereof), of Equity Interests representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding Equity Interests of the Borrower; (b) occupation of a majority of the seats (other than vacant seats) on the board of directors of the Borrower by Persons who were neither (i) nominated by the board of directors of the Borrower nor (ii) appointed by directors so nominated; or (c) the acquisition of direct or indirect Control of the Borrower by any Person or group.

     “Change in Law” means (a) the adoption of any law, rule or regulation after the date of this Agreement, (b) any change in any law, rule or regulation or in the interpretation or application thereof by any Governmental Authority after the date of this Agreement or (c) compliance by any Lender or any Issuing Bank (or, for purposes of Section 2.15(b), by any lending office of such Lender or by such Lender’s or such Issuing Bank’s holding company, if any) with any request, guideline or directive (whether or not having the force of law) of any Governmental Authority made or issued after the date of this Agreement that would be complied with by similarly situated banks acting reasonably.

     “Class”, when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are Revolving Loans, Competitive Loans or Swingline Loans.

     “CLO”has the meaning assigned to such term in Section 9.04.

     “Code” means the Internal Revenue Code of 1986, as amended from time to time.

     “Commitment” means, with respect to each Lender, the commitment of such Lender to make Revolving Loans and to acquire participations in Letters of Credit and Swingline Loans hereunder, expressed as an amount representing the maximum aggregate amount of such Lender’s Revolving Credit Exposure hereunder, as such commitment may be (a) reduced from time to time pursuant to Section 2.09, (b) increased from time to time pursuant to Section 2.20 and (c) reduced or increased from time to time pursuant to assignments by or to such Lender pursuant to Section 9.04. The initial amount of each Lender’s Commitment is set forth on Schedule 2.01, or in the Assignment and Assumption pursuant to which such Lender shall have assumed its Commitment, as applicable. The initial aggregate amount of the Lenders’ Commitments is $1,000,000,000.

     “Commitment Increase” has the meaning set forth in Section 2.20.

     “Competitive Bid” means an offer by a Lender to make a Competitive Loan in accordance with Section 2.04.

     “Competitive Bid Rate” means, with respect to any Competitive Bid, the Margin or the Fixed Rate, as applicable, offered by the Lender making such Competitive Bid.

     “Competitive Bid Request” means a request by the Borrower for Competitive Bids in accordance with Section 2.04.

     “Competitive Loan” means a Loan made pursuant to Section 2.04.

     “Consolidated EBITDA” means, for any Person for any period, Consolidated Net Income of such Person for such period, plus, without duplication and to the extent deducted from revenues in determining such Consolidated Net Income, the sum of (a) the aggregate amount of Consolidated Interest Expense of such Person for such period, (b) the aggregate amount of income tax expense of such Person for such period, (c) all amounts attributable to depreciation and amortization of such Person for such period, (d) all non-cash charges and non-cash losses of such Person during such period and (e) all losses from the sale of assets outside the ordinary course of business of such Person during such period and minus, without duplication and to the extent added to revenues in determining such Consolidated Net Income for such period, all gains from the sale of assets outside the ordinary course of business of such Person during such period, all as determined on a consolidated basis with respect to such Person and its subsidiaries in accordance with GAAP (except, in the case of the Borrower, for the

7;

exclusion of Excluded Subsidiaries). Unless the context otherwise requires, references to “Consolidated EBITDA” are to Consolidated EBITDA of the Borrower and the Included Subsidiaries.

     “Consolidated EBITDAR” means, for any Person for any period, the sum of Consolidated EBITDA of such Person for such period and Rental Expense of such Person for such period. Unless the context otherwise requires, references to “Consolidated EBITDAR” are to Consolidated EBITDAR of the Borrower and the Included Subsidiaries.

     “Consolidated Indebtedness” means, as of any date of determination, without duplication (a) the aggregate principal amount of Indebtedness of the Borrower and the Included Subsidiaries outstanding as of such date (including Indebtedness of Excluded Subsidiaries to the extent Guaranteed by the Borrower or any Included Subsidiary), plus (b) the Securitization Amount as of such date, minus (c) the aggregate amount of cash and Permitted Investments (other than any cash and Permitted Investments that are subject to a Lien) owned by the Borrower and the Included Subsidiaries as of such date, determined on a consolidated basis in accordance with GAAP (except for the exclusion of Excluded Subsidiaries); provided that, for purposes of this definition, the term “Indebtedness” shall exclude obligations as an account party in respect of letters of credit to the extent that such letters of credit have not been drawn upon.

     “Consolidated Interest Expense” means, for any Person for any period, the interest expense, both expensed and capitalized (including the interest component in respect of Capital Lease Obligations), accrued or paid by such Person during such period, determined on a consolidated basis with respect to such Person and its Subsidiaries in accordance with GAAP (except, in the case of the Borrower, for the exclusion of Excluded Subsidiaries); provided that interest expense of an Excluded Subsidiary shall be deemed to be interest expense of the Borrower to the extent such interest expense relates to Indebtedness to the extent Guaranteed by the Borrower or an Included Subsidiary. Unless the context otherwise requires, references to “Consolidated Interest Expense” are to Consolidated Interest Expense of the Borrower and the Included Subsidiaries.

     “Consolidated Net Income” means, for any Person for any period, net income or loss of such Person for such period determined on a consolidated basis with respect to such Person and its subsidiaries in accordance with GAAP; provided that, in the case of the Borrower, there shall be excluded (a) the income of any Person (other than a Foreign Subsidiary) in which any other Person (other than the Borrower or any Domestic Subsidiary or any director holding qualifying shares in compliance with applicable law) has a joint interest, except to the extent of the Attributable Income (as defined below) of such Person, (b) the income of any Excluded Subsidiary, except to the extent of the amount of dividends or other distributions (including distributions made as a return of capital or repayment of principal of advances) actually paid to the Borrower or any Included Subsidiaries by such Excluded Subsidiary during such period, (c) the income (or loss) of any Person accrued prior to the date it becomes a Subsidiary or is merged into or consolidated with the Borrower or any of the Subsidiaries or the date such

Person’s assets are acquired by the Borrower or any of the Subsidiaries and (d) for purposes of Section 6.06, without duplication and to the extent added to or subtracted from revenues in determining net income or loss for such period, all non-cash extraordinary items during such period, as determined on a consolidated basis for the Borrower and the Subsidiaries in accordance with GAAP. Unless the context otherwise requires, references to “Consolidated Net Income” are to Consolidated Net Income of the Borrower and the Included Subsidiaries. For purposes hereof, “Attributable Income” means, for any period, (i) in the case of any Domestic Subsidiary at least 90% of the Equity Interests in which are owned (directly or indirectly) by the Borrower, a portion of the net income of such Subsidiary for such period equal to the Borrower’s direct or indirect ownership percentage of the Equity Interests of such Subsidiary or (ii) in the case of any Domestic Subsidiary less than 90% of the Equity Interests in which are owned (directly or indirectly) by the Borrower, the amount of dividends or other distributions (including distributions made as a return of capital or repayment of principal of advances) actually paid by such Subsidiary to the Borrower or a wholly owned Domestic Subsidiary.

     “Consolidated Net Tangible Assets” means, with respect to the Borrower as of any date, the total amount of assets (less applicable valuation allowances) after deducting (a) all current liabilities (excluding (i) the amount of liabilities which are by their terms extendable or renewable at the option of the obligor to a date more than 12 months after the date as of which the amount is being determined, (ii) the current portion of long-term Indebtedness and (iii) Loans outstanding hereunder) and (b) all goodwill, tradenames, trademarks, patents, unamortized debt discount and expense and other like intangible assets, all as set forth on the most recent balance sheet of the Borrower and its consolidated Subsidiaries included in financial statements of the Borrower delivered to the Administrative Agent on or prior to such date of determination pursuant to clause (a) or (b) of Section 5.01 and determined on a consolidated basis in accordance with GAAP.

     “Control” means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. “Controlling” and “Controlled” have meanings correlative thereto.

     “Default” means any event or condition which constitutes an Event of Default or which upon notice, lapse of time or both would, unless cured or waived, become an Event of Default.

     “Disclosed Matters” means the actions, suits and proceedings and the environmental matters disclosed in Schedule 3.06.

     “Dollar Amount” means, in relation to any Competitive Borrowing denominated in an Alternative Currency, the amount designated by the Borrower as the dollar amount of such Competitive Borrowing in the Competitive Bid Request for such Borrowing, subject to Section 2.04(g).

     “dollars”or “$” refers to lawful money of the United States of America.

     “Domestic Subsidiary” means a Subsidiary that is not a Foreign Subsidiary.

     “Effective Date” means the date on which the conditions specified in Section 4.01 are satisfied (or waived in accordance with Section 9.02).

     “Environmental Laws” means all laws, rules, regulations, codes, ordinances, orders, decrees, judgments, injunctions or binding agreements issued, promulgated or entered into by or with any Governmental Authority, relating in any way to the environment, preservation or reclamation of natural resources, the presence, management, Release or threatened Release of any Hazardous Material or to health and safety matters.

     “Environmental Liability” means any liability, contingent or otherwise (including any liability for damages, costs of environmental compliance, investigation or remediation, fines, penalties or indemnities), of the Borrower or any Subsidiary directly or indirectly resulting from or based upon (a) violation of any Environmental Law, (b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials, (d) the presence, Release or threatened Release of any Hazardous Materials or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

     “Equity Interests” means shares of capital stock, partnership interests, membership interests in a limited liability company, beneficial interests in a trust or other equity ownership interests in a Person, and any warrants, options or other rights entitling the holder thereof to purchase or acquire any such equity interests.

     “Equivalent Amount” means, in connection with the determination of the amount of a Competitive Loan to be made in an Alternative Currency in relation to the Dollar Amount of such Loan, the amount of such Alternative Currency converted from such Dollar Amount at the spot buying rate of the Lender that is to make such Loan (based on the London interbank market rate then prevailing) for dollars against such Alternative Currency as of approximately 9:00 a.m., New York City time, three Business Days before such date.

     “ERISA” means the Employee Retirement Income Security Act of 1974, as amended from time to time.

     “ERISA Affiliate” means any trade or business (whether or not incorporated) that, together with the Borrower, is treated as a single employer under Section 414 of the Code.

     “ERISA Event” means (a) any “reportable event”, as defined in Section 4043 of ERISA or the regulations issued thereunder with respect to a Plan (other than an event for which the 30-day notice period is waived); (b) the existence with respect to any Plan of an “accumulated funding deficiency” (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (c) the filing pursuant to Section 412(d) of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (d) the incurrence by the Borrower or any of its ERISA Affiliates of any liability under Title IV of ERISA with respect to the termination of any Plan; (e) the receipt by the Borrower or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to an intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (f) the incurrence by the Borrower or any of its ERISA Affiliates of any liability with respect to the withdrawal or partial withdrawal from any Plan or Multiemployer Plan; or (g) the receipt by the Borrower or any ERISA Affiliate of any notice, or the receipt by any Multiemployer Plan from the Borrower or any ERISA Affiliate of any notice, concerning the imposition of Withdrawal Liability or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA.

     “Eurodollar”, when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Adjusted LIBO Rate (or, in the case of a Competitive Loan, the LIBO Rate).

     “Event of Default” has the meaning assigned to such term in Article VII.

     “Excluded Equity Interests” means, with respect to any Person, any Equity Interest that by its terms or otherwise (a) matures or is subject to mandatory redemption or repurchase pursuant to a sinking fund obligation or otherwise; (b) is convertible into or exchangeable or exercisable for Indebtedness or any Excluded Equity Interest at the option of the holder thereof; or (c) may be required to be redeemed or repurchased at the option of the holder thereof, in whole or in part.

     “Excluded Subsidiary” means a Foreign Subsidiary of which securities or other ownership interests representing less than 80% of the outstanding capital stock or other equity interests, as the case may be, are, at the time any determination is being made, beneficially owned, whether directly or indirectly, by the Borrower.

     “Excluded Taxes” means, with respect to the Administrative Agent, any Lender, any Issuing Bank or any other recipient of any payment to be made by or on account of any obligation of the Borrower hereunder, (a) income or franchise taxes imposed on (or measured by) its net income by the United States of America, or by the jurisdiction under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Lender, in which its applicable lending office is located, (b) any branch profits taxes imposed by the United States of America or any similar tax imposed by any other jurisdiction in which the Borrower is located and (c) in the case of a Foreign Lender (other than an assignee pursuant to a request by the Borrower under Section 2.19(b)), any withholding tax that is imposed on amounts payable to such Foreign Lender at the time such Foreign Lender becomes a party to this Agreement (or designates a new lending office) or is attributable to such Foreign

Lender’s failure to comply with Section 2.17(e), except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of designation of a new lending office (or assignment), to receive additional amounts from the Borrower with respect to such withholding tax pursuant to Section 2.17(a).

     “Existing Credit Agreement” means the Credit Agreement dated as of June 25, 2002 among the Borrower, the lenders party thereto and JPMorgan Chase Bank, as administrative agent, as amended and in effect immediately prior to the Effective Date.

     “Existing Letters of Credit” means each letter of credit previously issued for the account of the Borrower or a Subsidiary that (a) is outstanding under the Existing Credit Agreement on the Effective Date and (b) is listed on Schedule 2.06.

     “Federal Funds Effective Rate” means, for any day, the weighted average (rounded upwards, if necessary, to the next 1/100 of 1%) of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average (rounded upwards, if necessary, to the next 1/100 of 1%) of the quotations for such day for such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it.

     “Financial Officer” means the chief financial officer, principal accounting officer, treasurer or controller of the Borrower.

     “Fixed Charge Coverage Ratio” means, for any period, the ratio of (i) Consolidated EBITDAR of the Borrower for such period minus Capital Expenditures for such period to (ii) the sum of Consolidated Interest Expense of the Borrower for such period plus Rental Expense of the Borrower for such period.

     “Fixed Rate” means, with respect to any Competitive Loan (other than a Eurodollar Competitive Loan), the fixed rate of interest per annum specified by the Lender making such Competitive Loan in its related Competitive Bid.

     “Fixed Rate Loan” means a Competitive Loan bearing interest at a Fixed Rate.

     “Foreign Lender” means any Lender that is organized under the laws of a jurisdiction other than that in which the Borrower is located. For purposes of this definition, the United States of America, each State thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.

     “Foreign Subsidiary” means a Subsidiary organized under the laws of a jurisdiction other than the United States of America, any State thereof or the District of Columbia.

     “GAAP” means generally accepted accounting principles in the United States of America.

     “Governmental Authority” means the government of the United States of America, any other nation or any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body, court, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government.

     “Guarantee” of or by any Person (the “guarantor”) means any obligation, contingent or otherwise, of the guarantor guaranteeing or having the economic effect of guaranteeing any Indebtedness or other obligation of any other Person (the “primary obligor”) in any manner, whether directly or indirectly, and including any obligation of the guarantor, direct or indirect, (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation or to purchase (or to advance or supply funds for the purchase of) any security for the payment thereof, (b) to purchase or lease property, securities or services for the purpose of assuring the owner of such Indebtedness or other obligation of the payment thereof, (c) to maintain working capital, equity capital or any other financial statement condition or liquidity of the primary obligor so as to enable the primary obligor to pay such Indebtedness or other obligation or (d) as an account party in respect of any letter of credit or letter of guaranty issued to support such Indebtedness or obligation; provided, that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business.

     “Guarantee Agreement” means the Guarantee Agreement substantially in the form of Exhibit B among the Borrower, the Guarantors and the Administrative Agent.

     “Guarantors” means the Initial Guarantors and any other Subsidiaries that become parties to the Guarantee Agreement.

     “Hazardous Materials” means all explosive or radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates or byproducts, asbestos or asbestos-containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.

     “Hedging Agreement” means any interest rate protection agreement, foreign currency exchange agreement or other interest or currency exchange rate hedging arrangement.

     “Included Subsidiary” means any Subsidiary that is not an Excluded Subsidiary.

     “Increase Effective Date” has the meaning set forth in Section 2.20.

     “Increasing Lender” has the meaning set forth in Section 2.20.

     “Indebtedness“ of any Person means, without duplication, (a) all obligations of such Person for borrowed money or with respect to deposits or advances of any kind, (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, (c) all obligations of such Person upon which interest charges are

13;

customarily paid, (d) all obligations of such Person under conditional sale or other title retention agreements relating to property acquired by such Person, (e) all obligations of such Person in respect of the deferred purchase price of property or services (excluding current accounts payable incurred in the ordinary course of business), (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property owned or acquired by such Person, whether or not the Indebtedness secured thereby has been assumed, (g) all Guarantees by such Person of outstanding Indebtedness of others (other than Guarantees of contingent lease payments related to sales of restaurants by the Borrower and the Subsidiaries or their predecessors in interest (howsoever effected)), (h) all Capital Lease Obligations of such Person, (i) all obligations, contingent or otherwise, of such Person as an account party in respect of letters of credit and letters of guaranty and (j) all obligations, contingent or otherwise, of such Person in respect of bankers’ acceptances. The Indebtedness of any Person shall include the Indebtedness of any other entity (including any partnership in which such Person is a general partner) to the extent such Person is liable therefor as a result of such Person’s ownership interest in or other relationship with such entity, except to the extent the terms of such Indebtedness provide that such Person is not liable therefor.

     “Indemnified Taxes” means Taxes other than Excluded Taxes.

     “Index Debt” means (a) indebtedness in respect of the obligations of the Borrower under this Agreement or, if such indebtedness is not rated by the relevant rating agency, (b) senior unsecured, long-term indebtedness for borrowed money of the Borrower that is not guaranteed by any other Person or subject to any other credit enhancement (regardless of whether there is any such indebtedness outstanding).

     “Information Memorandum” means the Confidential Information Memorandum dated August 2004 relating to the Borrower and the Transactions.

     “Initial Guarantors” means the Subsidiaries listed on Schedule A.

     “Interest Election Request” means a request by the Borrower to convert or continue a Revolving Borrowing in accordance with Section 2.08.

     “Interest Payment Date” means (a) with respect to any ABR Loan (other than a Swingline Loan), the last day of each March, June, September and December, (b) with respect to any Eurodollar Loan, the last day of the Interest Period applicable to the Borrowing of which such Loan is a part and, in the case of a Eurodollar Borrowing with an Interest Period of more than three months’ duration, each day prior to the last day of such Interest Period that occurs at intervals of three months’ duration after the first day of such Interest Period, (c) with respect to any Fixed Rate Loan, the last day of the Interest Period applicable to the Borrowing of which such Loan is a part and, in the case of a Fixed Rate Borrowing with an Interest Period of more than 90 days’ duration (unless otherwise specified in the applicable

Competitive Bid Request), each day prior to the last day of such Interest Period that occurs at intervals of 90 days’ duration after the first day of such Interest Period, and any other dates that are specified in the applicable Competitive Bid Request as Interest Payment Dates with respect to such Borrowing and (d) with respect to any Swingline Loan, the day that such Loan is required to be repaid.

     “Interest Period” means (a) with respect to any Eurodollar Borrowing, the period commencing on the date of such Borrowing and ending on the numerically corresponding day in the calendar month that is one, two, three or six (or with the consent of each Lender, nine or twelve months) months thereafter, as the Borrower may elect and (b) with respect to any Fixed Rate Borrowing, the period (which shall not be less than one day or more than 360 days) commencing on the date of such Borrowing and ending on the date specified in the applicable Competitive Bid Request; provided, that (i) if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, in the case of a Eurodollar Borrowing only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day and (ii) any Interest Period pertaining to a Eurodollar Borrowing that commences on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the last calendar month of such Interest Period) shall end on the last Business Day of the last calendar month of such Interest Period. For purposes hereof, the date of a Borrowing initially shall be the date on which such Borrowing is made and, in the case of a Revolving Borrowing, thereafter shall be the effective date of the most recent conversion or continuation of such Borrowing.

     “Issuing Bank” means, as the context may require, (a) JPMorgan Chase Bank, with respect to Letters of Credit issued by it, (b) Citibank, N.A., with respect to Letters of Credit issued by it, (c) any other Lender that becomes an Issuing Bank pursuant to Section 2.06(j), with respect to Letters of Credit issued by it, and (d) any Person that has issued an Existing Letter of Credit, with respect to such Existing Letter of Credit and, in each case, its successors in such capacity as provided in Section 2.06(i). An Issuing Bank may, in its discretion, arrange for one or more Letters of Credit to be issued by Affiliates of such Issuing Bank, in which case the term “Issuing Bank” shall include any such Affiliate with respect to Letters of Credit issued by such Affiliate.

     “LC Commitment” means, with respect to any Issuing Bank at any time, the maximum amount of LC Exposure at such time that may be attributable to Letters of Credit issued by such Issuing Bank and its Affiliates. The initial LC Commitment of JPMorgan Chase Bank is $250,000,000 and the initial LC Commitment of Citibank, N.A., is $250,000,000. The initial LC Commitment of each other Issuing Bank shall be the amount agreed between the Borrower and such Issuing Bank.

     “LC Disbursement” means a payment made by an Issuing Bank pursuant to a Letter of Credit.

     “LC Exposure” means, at any time, the sum of (a) the aggregate undrawn amount of all outstanding Letters of Credit at such time plus (b) the aggregate amount of all LC Disbursements that have not yet been reimbursed by or on behalf of the Borrower at such time. The LC Exposure of any Lender at any time shall be its Applicable Percentage of the total LC Exposure at such time.

     “Lenders“ means the Persons listed on Schedule 2.01 and any other Person that shall have become a party hereto pursuant to an Assignment and Assumption, other than any such Person that ceases to be a party hereto pursuant to an Assignment and Assumption. Unless the context otherwise requires, the term “Lenders” includes the Swingline Lender.

     “Letter of Credit” means any letter of credit issued by an Issuing Bank pursuant to this Agreement. As of the Effective Date, each Existing Letter of Credit shall constitute a Letter of Credit as though issued pursuant to this Agreement on the Effective Date.

     “Leverage Ratio” means, on any date, the ratio of (a) Consolidated Indebtedness as of such date to (b) Adjusted EBITDA for the period of four consecutive fiscal quarters of the Borrower ended on such date (or, if such date is not the last day of a fiscal quarter, ended on the last day of the fiscal quarter of the Borrower most recently ended prior to such date).

     “LIBO Rate” means, with respect to any Eurodollar Borrowing for any Interest Period, the rate appearing on Page 3750 of Dow Jones Market Service (or on any successor or substitute page of such service, or any successor to or substitute for such service, providing rate quotations comparable to those currently provided on such page of such service, as determined by the Administrative Agent from time to time for purposes of providing quotations of interest rates applicable to dollar deposits in the London interbank market) at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period, as the rate for dollar deposits with a maturity comparable to such Interest Period. In the event that such rate is not available at such time for any reason, then the “LIBO Rate” with respect to such Eurodollar Borrowing for such Interest Period shall be the rate at which dollar deposits of $5,000,000 and for a maturity comparable to such Interest Period are offered by the principal London office of the Administrative Agent in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

     “Lien” means, with respect to any asset, (a) any mortgage, deed of trust, lien, pledge, hypothecation, encumbrance, charge or security interest in, on or of such asset, (b) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or title retention agreement (or any financing lease having substantially the same economic effect as any of the foregoing) relating to such asset and (c) in the case of securities, any purchase option, call or similar right of a third party (other than any such rights of a financial institution under repurchase agreements described in clause (d) of the definition of “Permitted Investments” entered into with such financial institution) with respect to such securities.

     “Lien Basket Amount” means, at any time, the sum of (a) the Securitization Amount at such time, plus (b) the aggregate principal amount of obligations (including contingent obligations, in the case of Guarantees or letters of credit) at such time secured by Liens permitted under clause (h) of Section 6.02, plus

(c) the fair market value of all property sold or transferred after the Effective Date pursuant to Sale and Lease-Back Transactions permitted by clause (b) of Section 6.12.

     “Loan Documents” means this Agreement, the Guarantee Agreement and any promissory notes issued pursuant to Section 2.10(e).

     “Loan Parties” means the Borrower and the Guarantors.

     “Loans” means the loans made by the Lenders to the Borrower pursuant to this Agreement.

     “Margin“ means, with respect to any Competitive Loan bearing interest at a rate based on the LIBO Rate, the marginal rate of interest, if any, to be added to or subtracted from the LIBO Rate to determine the rate of interest applicable to such Loan, as specified by the Lender making such Loan in its related Competitive Bid.

     “Material Adverse Effect” means a material adverse effect on (a) the business, assets, operations or condition, financial or otherwise, of the Borrower and the Subsidiaries taken as a whole, (b) the ability of the Borrower to perform any of its obligations under any Loan Document or (c) the rights and remedies available to the Lenders under any Loan Document.

     “Material Indebtedness” means Indebtedness (other than (a) the Loans and Letters of Credit and (b) Indebtedness owing to the Borrower or a Subsidiary), or obligations in respect of one or more Hedging Agreements, of any one or more of the Borrower and its Subsidiaries in an aggregate principal amount exceeding $75,000,000. For purposes of determining Material Indebtedness, the “principal amount” of the obligations of the Borrower or any Subsidiary in respect of any Hedging Agreement at any time shall be the maximum aggregate amount (giving effect to any netting agreements) that the Borrower or such Subsidiary would be required to pay if such Hedging Agreement were terminated at such time.

     “Maturity Date” means September 7, 2009, as such date may be extended pursuant to Section 2.09.

     “Moody’s” means Moody’s Investors Service, Inc.

     “Multiemployer Plan” means a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

     “New Lender” has the meaning set forth in Section 2.09.

     “Other Taxes” means any and all present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies arising from any payment made hereunder or from the execution, delivery or enforcement of, or otherwise with respect to, this Agreement.

     “Participant” has the meaning set forth in Section 9.04.

     “PBGC” means the Pension Benefit Guaranty Corporation referred to and defined in ERISA and any successor entity performing similar functions.

     “Permitted Acquisition” means the acquisition by the Borrower or a Subsidiary of the assets of a Person constituting a business unit or any Equity Interests of a Person; provided that (a) immediately after giving effect thereto no Default shall have occurred and be continuing or would result therefrom, (b) all transactions related thereto shall be consummated in accordance with applicable laws, except where the failure to do so, individually or in the aggregate, would not reasonably be expected to result in a Material Adverse Effect, (c) in the case of an acquisition of Equity Interests in a Person, after giving effect to such acquisition, at least 90% of the Equity Interests in such Person, and any other Subsidiary resulting from such acquisition, shall be owned directly or indirectly by the Borrower or any of its wholly owned Subsidiaries and all actions required to be taken, if any, with respect to each Subsidiary resulting from such acquisition under Section 5.09 shall be taken, (d) the Borrower and its Subsidiaries are in compliance, on a pro forma basis after giving effect to such acquisition, with the covenants contained in Sections 6.09 and 6.10 recomputed as of the last day of the most recently ended fiscal quarter of the Borrower for which financial statements are available as if such acquisition had occurred on the first day of each relevant period for testing such compliance (using Adjusted EBITDA in lieu of Consolidated EBITDA for the relevant period and including, for purposes of Section 6.10, pro forma adjustments to Consolidated Interest Expense and Rental Expense for the relevant period as if such acquisition had occurred on the first day of such period), (e) the Borrower has delivered to the Administrative Agent a certificate of a Financial Officer to the effect set forth in clauses (a), (c) and (d) above, together with all relevant financial information for the business or entity being acquired and (f) in the case of an acquisition of a publicly-owned entity, such acquisition shall not have been preceded by an unsolicited tender offer.

     “Permitted Encumbrances” means:

(a)	Liens imposed by law for taxes that are not yet due or are being contested in compliance with Section 5.04;

(b)

carriers’, warehousemen’s, mechanics’, materialmen’s, repairmen’s and other like Liens imposed by law, arising in the ordinary course of business and securing obligations that are not overdue by more than 30 days or are being contested in compliance with Section 5.04;

(c)	pledges and deposits made in the ordinary course of business in compliance with workers’ compensation, unemployment insurance and other social security laws or regulations;

(d)

deposits to secure the performance of bids, trade contracts, leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature, in each case in the ordinary course of business;

(e)	judgment liens in respect of judgments that do not constitute an Event of Default under clause (l) of Section 7.01; and

(f)

easements, zoning restrictions, rights-of-way and similar encumbrances on real property imposed by law or arising in the ordinary course of business that do not secure any monetary obligations and do not materially detract from the value of the affected property or interfere with the ordinary conduct of business of the Borrower or any Subsidiary;

provided that the term “Permitted Encumbrances” shall not include any Lien securing Indebtedness.

     “Permitted Investments” means:

(a)

direct obligations of, or obligations the principal of and interest on which are unconditionally guaranteed by, the United States of America (or by any agency thereof to the extent such obligations are backed by the full faith and credit of the United States of America), in each case maturing within three years from the date of acquisition thereof;

(b)	investments in commercial paper maturing within 270 days from the date of acquisition thereof and rated, at such date of acquisition, at least A-1 by S&P or P-1 by Moody’s;

(c)

investments in certificates of deposit, banker’s acceptances and time deposits maturing within 180 days from the date of acquisition thereof issued or guaranteed by or placed with, and money market deposit accounts issued or offered by, any domestic office of any Lender, any Affiliate of any Lender, or any other commercial bank organized under the laws of the United States of America or any State thereof (or domestic office of any commercial bank that is organized under the laws of any country that is a member of the OECD) which has a combined capital and surplus and undivided profits of not less than $500,000,000;

(d)

fully collateralized repurchase agreements (i) with a term ending on the next Business Day for direct obligations of, or obligations the principal of and interest on which are unconditionally guaranteed by, the United States of America (or by any agency thereof to the extent such obligations are backed by the full faith and credit of the United Sates of America) and entered into with a financial institution satisfying the criteria described in clause (c) above, or (ii) with a term of not more than 30 days for securities described in clause (a) above and entered into with a financial institution satisfying the criteria described in clause (c) above;

(e)

investments in money market funds (i) with a policy to invest substantially all their assets in one or more investments described in the foregoing items (a), (b), (c) and (d) or (ii) having the highest credit rating obtainable from S&P or from Moody’s;

(f)

investments in (i) any debt securities rated AA- or above by S&P and Aa3 or above by Moody’s and maturing within one year from the date of acquisition thereof and (ii) mutual funds with assets of at least $5,000,000,000 and that invest 100% of their assets in securities described in clause (a) above or subclause (i) of this clause (f); and

(g)

in the case of any Foreign Subsidiary, investments by such Subsidiary that are denominated in dollars, Euros or the currency of the jurisdiction where such Foreign Subsidiary’s principal business activities are conducted and are available in the principal financial markets of the jurisdiction and otherwise are comparable (as nearly as practicable) to the investments described above; provided that, for purposes of this clause (g), (i) the foregoing clause (a) shall be deemed to refer to obligations of, or obligations the principal of and interest on which are unconditionally guaranteed by, the government of the jurisdiction in which such Foreign Subsidiary is located, in each case maturing within one year from the date of acquisition thereof, and (ii) commercial banks referred to in the foregoing clause (c) shall be deemed to include commercial banks located in the applicable jurisdiction that the applicable Foreign Subsidiary determines in good faith to be among the most creditworthy banks available for deposits in the location where such deposits are being made.

     “Permitted Obligations” means (a) obligations of the Borrower or any Guarantor with respect to unsecured debt securities issued by the Borrower or such Guarantor, respectively, and (b) a negative pledge obligation not exceeding $25,000,000 under an agreement with the PBGC pursuant to which the PBGC has been granted the right to an equal and ratable security interest in any of the Borrower’s property or assets with respect to which the Lenders are granted a security interest.

     “Permitted Securitization Transaction” means any sale, assignment or other transfer (or series of related sales, assignments or other transfers) by the Borrower or any Subsidiary of receivables or royalty payments owing to the Borrower or such Subsidiary or any interest in any of the foregoing pursuant to a securitization transaction, together in each case with any collections and other proceeds thereof, any collection or deposit account related thereto, and any collateral, guarantees or other property or claims supporting or securing payment by the obligor thereon of, or otherwise related to, any such receivables or royalty payments.

     “Person” means any natural person, corporation, limited liability company, trust, joint venture, association, company, partnership, Governmental Authority or other entity.

     “Plan” means any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code or Section 302 of ERISA, and in respect of which the Borrower or any ERISA Affiliate is (or, if such plan were terminated, would under ERISA be deemed to be) an “employer” as defined in Section 3(5) of ERISA.

     “Prime Rate” means the rate of interest per annum publicly announced from time to time by JPMorgan Chase Bank as its prime rate in effect at its principal office in New York City; each change in the Prime Rate shall be effective from and including the date such change is publicly announced as being effective.

     “Principal Domestic Subsidiary” means (a) any Subsidiary organized in the United States of America whose consolidated assets exceed 5% of the consolidated assets of the Borrower and its consolidated Subsidiaries or whose revenues exceed 5% of the consolidated revenues of the Borrower and its consolidated Subsidiaries, in each case as of the end of the most recent fiscal quarter or for the most recently ended four consecutive fiscal quarters, respectively, or (b) any Subsidiary that holds any material trademark (including any Kentucky Fried Chicken, KFC, Pizza Hut, A&W, Long John Silver’s or Taco Bell trademark) for use in the United States of America or any jurisdiction therein.

     “Register” has the meaning set forth in Section 9.04.

     “Related Parties” means, with respect to any specified Person, such Person’s Affiliates and the respective directors, officers, employees, agents and advisors of such Person and such Person’s Affiliates.

     “Release” means any spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, dumping, disposing or migrating into or through the environment or any facility, building or structure.

     “Rental Expense” means, for any Person for any period, the minimum rental expense of such Person deducted in determining Consolidated Net Income of such Person for such period. Unless the context otherwise requires, references to “Rental Expense” are to Rental Expense of the Borrower and the Included Subsidiaries.

     ”Required Lenders” means, at any time, Lenders having Revolving Credit Exposures and unused Commitments representing more than 50% of the sum of the total Revolving Credit Exposures and unused Commitments at such time; provided that, for purposes of declaring the Loans to be due and payable pursuant to Section 7.01, and for all purposes after the Loans become due and payable pursuant to Article VII or the Commitments expire or terminate, the outstanding Competitive Loans of the Lenders shall be included in their respective Revolving Credit Exposures in determining the Required Lenders.

     “Restricted Payment” means any dividend or other distribution (whether in cash, securities or other property) with respect to any Equity Interests in the Borrower or any Subsidiary, or any payment (whether in cash, securities or other property), including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any such Equity Interests in the Borrower or any option, warrant or other right to acquire any such Equity Interests in the Borrower.

     “Revolving Borrowing” means a Borrowing made pursuant to Section 2.01.

     “Revolving Credit Exposure” means, with respect to any Lender at any time, the sum of the outstanding principal amount of such Lender’s Revolving Loans and its LC Exposure and Swingline Exposure at such time.

     “Revolving Loan” means a Loan made pursuant to Section 2.01.

     “S&P” means Standard Poor’s.

     “Sale and Lease-Back Transaction” has the meaning assigned to such term in Section 6.12.

     “Securitization Amount” means, at any date of determination thereof and in respect of any Permitted Securitization Transaction, (a) in the case of a Permitted Securitization Transaction structured as a borrowing of loans secured by receivables or royalty payments, the outstanding principal amount of Indebtedness incurred in respect of such Permitted Securitization Transaction that is secured by such receivables or royalty payments and (b) in the case of a Permitted Securitization Transaction structured as a sale or other transfer of receivables or royalty payments (other than a sale or transfer of such receivables or royalty payments to a Subsidiary), the aggregate amount of cash consideration received by the Borrower or any of its Subsidiaries from such sale or transfer, but only to the extent representing the outstanding equivalent of principal, capital or comparable interests in respect of such receivables or royalty payments that remain uncollected at such time and would not be distributed to the Borrower or a Subsidiary if such Permitted Securitization Transactions were to be terminated at such time.

     “Securitization Subsidiary” means any Subsidiary that is formed by the Borrower or any of its Subsidiaries for the sole purpose of effecting or facilitating a Permitted Securitization Transaction and that (a) owns no assets other than receivables, royalty payments and other assets that are related to such Permitted Securitization Transaction and (b) engages in no business and incurs no Indebtedness, in each case, other than those related to such Permitted Securitization Transaction.

     “Sold Business” means any Person, property, business or asset sold, transferred or otherwise disposed of by the Borrower or any Subsidiary, other than in the ordinary course of business.

     “Specified Currency” has the meaning assigned to such term in Section 9.14.

     “Statutory Reserve Rate” means a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Board to which the Administrative Agent is subject for eurocurrency funding (currently referred to as “Eurocurrency Liabilities”in Regulation D of the Board). Such reserve percentages shall include those imposed pursuant to such Regulation D. Eurodollar Loans shall be deemed to constitute eurocurrency funding and to be subject to such reserve requirements without benefit of or credit for proration, exemptions or offsets that may be available from time to time to any Lender under such Regulation D or any comparable regulation. The Statutory Reserve Rate shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

     “subsidiary” means, with respect to any Person (the “parent”) at any date, any corporation, limited liability company, partnership, association or other entity the accounts of which would be consolidated with those of the parent in the parent’s consolidated financial statements if such financial statements were prepared in accordance with GAAP as of such date, as well as any other corporation, limited liability company, partnership, association or other entity of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the ordinary voting power or, in the case of a partnership, more than 50% of the general partnership interests are, as of such date, owned, controlled or held by the parent or one or more subsidiaries of the parent or by the parent and one or more subsidiaries of the parent.

     “Subsidiary” means any subsidiary of the Borrower.

     “Swingline Exposure” means, at any time, the aggregate principal amount of all Swingline Loans outstanding at such time. The Swingline Exposure of any Lender at any time shall be its Applicable Percentage of the total Swingline Exposure at such time.

     “Swingline Lenders” means JPMorgan Chase Bank, in its capacity as lender of Swingline Loans hereunder, and Citibank, N.A., in its capacity as lender of Swingline Loans hereunder.

     “Swingline Loan” means a Loan made pursuant to Section 2.05.

     “Syndication Agent” means Citibank, N.A., in its capacity as syndication agent hereunder.

     “System Unit” means any restaurant operated under the name Kentucky Fried Chicken, KFC, Pizza Hut, Taco Bell, A&W, Long John Silver’s or any other brand that is acquired and operated by the Borrower or a Subsidiary or franchised or licensed by the Borrower or a Subsidiary to any of its franchisees or licensees.

     “Taxes” means any and all present or future taxes, levies, imposts, duties, deductions, charges or withholdings imposed by any Governmental Authority.

     “Transactions” means the execution, delivery and performance by the Loan Parties of the Loan Documents, the borrowing of Loans, the use of the proceeds thereof and the issuance of Letters of Credit hereunder.

     “Type”, when used in reference to any Loan or Borrowing, refers to whether the rate of interest on such Loan, or on the Loans comprising such Borrowing, is determined by reference to the Adjusted LIBO Rate, the Alternate Base Rate or, in the case of a Competitive Loan or Borrowing, the LIBO Rate or a Fixed Rate.

     “Withdrawal Liability” means liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.

      SECTION 1.02. Classification of Loans and Borrowings. For purposes of this Agreement, Loans may be classified and referred to by Class (e.g., a “Revolving Loan”) or by Type (e.g., a “Eurodollar Loan”) or by Class and Type (e.g., a “Eurodollar Revolving Loan”). Borrowings also may be classified and referred to by Class (e.g., a “Revolving Borrowing”) or by Type (e.g., a “Eurodollar Borrowing”) or by Class and Type (e.g., a “Eurodollar Revolving Borrowing”).

     SECTION 1.03. Terms Generally. The definitions of terms herein shall apply equally to the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words “include”, “includes” and “including” shall be deemed to be followed by the phrase “without limitation”. The word ”will” shall be construed to have the same meaning and effect as the word “shall”. Unless the context requires otherwise (a) any definition of or reference to any agreement, instrument or other document herein shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified (subject to any restrictions on such amendments, supplements or modifications set forth herein), (b) any reference herein to any Person shall be construed to include such Person’s successors and assigns, (c) the words “herein”, “hereof” and “hereunder”, and words of similar import, shall be construed to refer to this Agreement in its entirety and not to any particular provision hereof, (d) all references herein to Articles, Sections, Exhibits and Schedules shall be construed to refer to Articles and Sections of, and Exhibits and Schedules to, this Agreement and (e) the words “asset” and “property” shall be construed to have the same meaning and effect and to refer to any and all tangible and intangible assets and properties, including cash, securities, accounts and contract rights.

     SECTION 1.04. Accounting Terms; GAAP. Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed in accordance with GAAP, as in effect from time to time; provided that, if the Borrower notifies the Administrative Agent that the Borrower requests an amendment to any provision hereof to eliminate the effect of any change occurring after the date hereof in GAAP or in the application or interpretation thereof on the operation of such provision (or if the Administrative Agent notifies the Borrower that the Required Lenders request an amendment to any provision hereof for such purpose), regardless of whether any such notice is given before or after such change in GAAP or in the application thereof, then such provision shall be interpreted on the basis of GAAP as in effect and applied immediately before such change shall have become effective until such notice shall have been withdrawn or such provision amended in accordance herewith.

ARTICLE II

The Credits

     SECTION 2.01. Commitments. Subject to the terms and conditions set forth herein, each Lender agrees to make Revolving Loans to the Borrower from time to time during the Availability Period in an aggregate principal amount that will not result in (a) such Lender’s Revolving Credit Exposure exceeding such Lender’s Commitment or (b) the sum of the total Revolving Credit Exposures plus the aggregate principal amount of outstanding Competitive Loans exceeding the total Commitments. Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrower may borrow, prepay and reborrow Revolving Loans.

     SECTION 2.02. Loans and Borrowings. (a) Each Revolving Loan shall be made as part of a Borrowing consisting of Revolving Loans of the same Type made by the Lenders ratably in accordance with their respective Commitments. Each Competitive Loan shall be made in accordance with the procedures set forth in Section 2.04. The failure of any Lender to make any Loan required to be made by it shall not relieve any other Lender of its obligations hereunder; provided that the Commitments and Competitive Bids of the Lenders are several and no Lender shall be responsible for any other Lender’s failure to make Loans as required.

     (b) Subject to Section 2.14, (i) each Revolving Borrowing shall be comprised entirely of ABR Loans or Eurodollar Loans as the Borrower may request in accordance herewith, and (ii) each Competitive Borrowing shall be comprised entirely of Eurodollar Loans or Fixed Rate Loans as the Borrower may request in accordance herewith. Each Swingline Loan shall be an ABR Loan unless otherwise agreed by the Borrower and the Swingline Lender pursuant to Section 2.13(d). Each Lender at its option may make any Eurodollar Loan by causing any domestic or foreign branch or Affiliate of such Lender to make such Loan; provided that any exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of this Agreement and shall not result in any increased costs under Section 2.15 or any obligation by the Borrower to make any payment under Section 2.17 in excess of the amounts, if any, that such Lender would be entitled to claim under Section 2.15 or 2.17, as applicable, without giving effect to such change in lending office.

     (c) At the commencement of each Interest Period for any Eurodollar Revolving Borrowing, such Borrowing shall be in an aggregate amount that is an integral multiple of $1,000,000 and not less than $10,000,000. At the time that each ABR Revolving Borrowing is made, such Borrowing shall be in an aggregate amount that is an integral multiple of $1,000,000 and not less than $10,000,000; provided that an ABR Revolving Borrowing may be in an aggregate amount that is equal to the entire unused balance of the total Commitments or that is required to finance the reimbursement of an LC Disbursement as contemplated by Section 2.06(e) or that is required to finance the repayment of outstanding Swingline Loans as contemplated by paragraph (d) below. Each Competitive Borrowing shall be in an aggregate amount that is an integral multiple of $1,000,000 and not less than $10,000,000 (or, in the case of a Competitive Borrowing made in an Alternative Currency, a Dollar Amount of not less than $10,000,000). Each Swingline Loan shall be in an amount that is an integral multiple of $100,000 and not less than $500,000. Borrowings of more than one Type and Class may be outstanding at the same time; provided that there shall not at any time be more than a total of fifteen Eurodollar Revolving Borrowings outstanding.

     (d) Subject to Section 2.05, at the request of a Swingline Lender, the Lenders will be required to make ABR Revolving Loans on the Business Day immediately preceding the last day of any calendar quarter in an aggregate amount equal to the principal amount of such Swingline Lender’s Swingline Loans then outstanding, the proceeds of which shall be applied to repay such Swingline Loans.

     (e) Notwithstanding any other provision of this Agreement, the Borrower shall not be entitled to request, or to elect to convert or continue, any Borrowing if the Interest Period requested with respect thereto would end after the Maturity Date.

     SECTION 2.03. Requests for Revolving Borrowings. To request a Revolving Borrowing, the Borrower shall notify the Administrative Agent of such request by telephone (a) in the case of a Eurodollar Borrowing, not later than 11:00 a.m., New York City time, three Business Days before the date of the proposed Borrowing or (b) in the case of an ABR Borrowing, not later than 10:00 a.m., New York City time, on the date of the proposed Borrowing. Each such telephonic Borrowing Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Borrowing Request in a form approved by the Administrative Agent and signed by the Borrower. Each such telephonic and written Borrowing Request shall specify the following information in compliance with Section 2.02:

(i)	the aggregate amount of such Borrowing;

(ii)	the date of such Borrowing, which shall be a Business Day;

(iii)	whether such Borrowing is to be an ABR Borrowing or a Eurodollar Borrowing;

(iv)	in the case of a Eurodollar Borrowing, the initial Interest Period to be applicable thereto, which shall be a period contemplated by the definition of the term “Interest Period”; and

(v)	the location and number of the Borrower’s account to which funds are to be disbursed, which shall comply with the requirements of Section 2.07.

If no election as to the Type of Revolving Borrowing is specified, then the requested Revolving Borrowing shall be an ABR Borrowing. If no Interest Period is specified with respect to any requested Eurodollar Revolving Borrowing, then the Borrower shall be deemed to have selected an Interest Period of one month’s duration. Promptly following receipt of a Borrowing Request in accordance with this Section, the Administrative

Agent shall advise each Lender of the details thereof and of the amount of such Lender’s Loan to be made as part of the requested Borrowing.

     SECTION 2.04. Competitive Bid Procedure. (a) Subject to the terms and conditions set forth herein, from time to time during the Availability Period the Borrower may request Competitive Bids and may (but shall not have any obligation to) accept Competitive Bids and borrow Competitive Loans; provided that the sum of the total Revolving Credit Exposures plus the aggregate principal amount of outstanding Competitive Loans at any time shall not exceed the total Commitments. To request Competitive Bids, the Borrower shall notify the Administrative Agent of such request by telephone (x) in the case of a Eurodollar Borrowing to be made in dollars, not later than 11:00 a.m., New York City time, four Business Days before the date of the proposed Borrowing, (y) in the case of a Fixed Rate Borrowing to be made in dollars, not later than 10:00 a.m., New York City time, one Business Day before the date of the proposed Borrowing and (z) in the case of a Competitive Borrowing to be made in an Alternate Currency in accordance with subsection (g) of this Section, not later than 10:00 a.m., New York City time, six Business Days before the date of the proposed Borrowing; provided that the Borrower may submit up to (but not more than) three Competitive Bid Requests on the same day, but a Competitive Bid Request shall not be made within five Business Days after the date of any previous Competitive Bid Request, unless any and all such previous Competitive Bid Requests shall have been withdrawn or all Competitive Bids received in response thereto rejected. Each such telephonic Competitive Bid Request shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Competitive Bid Request in a form approved by the Administrative Agent and signed by the Borrower. Each such telephonic and written Competitive Bid Request shall specify the following information in compliance with Section 2.02:

(i)	the aggregate amount of the requested Borrowing (expressed in dollars);

(ii)	the date of such Borrowing, which shall be a Business Day;

(iii)	whether such Borrowing is to be a Eurodollar Borrowing or a Fixed Rate Borrowing;

(iv)	the currency in which the proposed Borrowing is to be made, which shall be dollars or, subject to paragraph (g) of this Section, an Alternative Currency;

(v)	the Interest Period to be applicable to such Borrowing, which shall be a period contemplated by the definition of the term “Interest Period”; and

(vi)	the location and number of the Borrower’s account to which funds are to be disbursed, which shall comply with the requirements of Section 2.07.

Promptly following receipt of a Competitive Bid Request in accordance with this Section, the Administrative Agent shall notify the Lenders of the details thereof by telecopy, inviting the Lenders to submit Competitive Bids.

     (b) Each Lender may (but shall not have any obligation to) make one or more Competitive Bids to the Borrower in response to a Competitive Bid Request. Each Competitive Bid by a Lender must be in a form approved by the Administrative Agent and must be received by the Administrative Agent by telecopy, in the case of a Eurodollar Competitive Borrowing, not later than 9:30 a.m., New York City time, three Business Days before the proposed date of such Competitive Borrowing, and in the case of a Fixed Rate Borrowing, not later than 9:30 a.m., New York City time, on the proposed date of such Competitive Borrowing. Competitive Bids that do not conform substantially to the form approved by the Administrative Agent may be rejected by the Administrative Agent, and the Administrative Agent shall notify the applicable Lender as promptly as practicable. Each Competitive Bid shall specify (i) the principal amount (which shall be expressed in dollars and be a minimum of $5,000,000 and an integral multiple of $1,000,000 and which may equal the entire principal amount of the Competitive Borrowing requested by the Borrower) of the Competitive Loan or Loans that the Lender is willing to make, (ii) the Competitive Bid Rate or Rates at which the Lender is prepared to make such Loan or Loans (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places), (iii) the currency in which such Loan or Loans will be made and (iv) the Interest Period applicable to each such Loan and the last day thereof.

     (c) The Administrative Agent shall promptly notify the Borrower by telecopy of the Competitive Bid Rate and the principal amount specified in each Competitive Bid and the identity of the Lender that shall have made such Competitive Bid.

     (d) Subject only to the provisions of this paragraph, the Borrower may accept or reject any Competitive Bid. The Borrower shall notify the Administrative Agent by telephone, confirmed by telecopy in a form approved by the Administrative Agent, whether and to what extent it has decided to accept or reject each Competitive Bid, in the case of a Eurodollar Competitive Borrowing, not later than 10:30 a.m., New York City time, three Business Days before the date of the proposed Competitive Borrowing, and in the case of a Fixed Rate Borrowing, not later than 10:30 a.m., New York City time, on the proposed date of the Competitive Borrowing; provided that (i) the failure of the Borrower to give such notice shall be deemed to be a rejection of each Competitive Bid, (ii) the Borrower shall not accept a Competitive Bid made at a particular Competitive Bid Rate if the Borrower rejects a Competitive Bid made at a lower Competitive Bid Rate, (iii) the aggregate amount of the Competitive Bids accepted by the Borrower shall not exceed the aggregate amount of the requested Competitive Borrowing specified in the related Competitive Bid Request, (iv) to the extent necessary to comply with clause (iii) above, the Borrower may accept Competitive Bids at the same Competitive Bid Rate in part, which acceptance, in the case of multiple Competitive Bids at such Competitive Bid Rate, shall be made pro rata in accordance with the amount of each such Competitive Bid, and (v) except pursuant to clause (iv) above, no Competitive Bid shall be accepted for a Competitive Loan unless such Competitive Loan is in a minimum principal amount of $5,000,000 and an integral multiple of $1,000,000; provided further that if a Competitive Loan must be in an amount less than $5,000,000 because of the provisions of clause (iv) above, such Competitive Loan may be for a minimum of $1,000,000 or any integral multiple thereof, and in calculating the pro rata allocation of acceptances of portions of multiple Competitive Bids at a particular Competitive Bid Rate pursuant to clause (iv) the amounts shall be rounded to integral multiples of $1,000,000 in a manner determined by the Borrower. A notice given by the Borrower pursuant to this paragraph shall be irrevocable.

     (e) The Administrative Agent shall promptly notify each bidding Lender by telecopy whether or not its Competitive Bid has been accepted (and, if so, the amount and Competitive Bid Rate so accepted), and each successful bidder will thereupon become bound, subject to the terms and conditions hereof, to make the Competitive Loan in respect of which its Competitive Bid has been accepted.

     (f) If the Administrative Agent shall elect to submit a Competitive Bid in its capacity as a Lender, it shall submit such Competitive Bid directly to the Borrower at least one quarter of an hour earlier than the time by which the other Lenders are required to submit their Competitive Bids to the Administrative Agent pursuant to paragraph (b) of this Section.

     (g) The Borrower may request Competitive Loans in an Alternative Currency, subject to the terms and conditions of this subsection (g), in addition to the other conditions applicable to such Loans hereunder. Any request for Competitive Loans in an Alternative Currency shall be subject to the following conditions:

     (i) after giving effect to any Competitive Borrowing in an Alternative Currency, the aggregate Dollar Amount of all outstanding Competitive Loans denominated in Alternative Currencies shall not exceed $250,000,000, and

     (ii) if there shall occur at or prior to 10:00 a.m., New York City time, on the date of any Competitive Borrowing to be denominated in an Alternative Currency any change in national or international financial, political or economic conditions or currency exchange rates or exchange controls which would, in the reasonable opinion of any Lender that shall have offered to make any Competitive Loan in connection with such Borrowing, make it impracticable for such Lender’s Loan to be denominated in such Alternative Currency, then such Lender may by notice to the Borrower and the Administrative Agent withdraw its offer to make such Loan.

     Any Competitive Loan which is to be made in an Alternative Currency in accordance with this subsection (g) shall be advanced in the Equivalent Amount of the Dollar Amount thereof and shall be repaid or prepaid in such Alternative Currency in the amount borrowed. Interest payable on any Loan denominated in an Alternative Currency shall be paid in such Alternative Currency.

     For purposes of determining whether the aggregate principal amount of Loans outstanding hereunder exceeds any applicable limitation expressed in dollars, each Competitive Loan denominated in an Alternative Currency shall be deemed to be in a principal amount equal to the Dollar Amount thereof. The Dollar Amount of any

Competitive Loan with an Interest Period exceeding three months in duration shall be adjusted on each date that would have been the last day of an Interest Period for such Loan if such Loan had successive Interest Periods of three months duration. Each such adjustment shall be made by the Lender holding such Loan by determining the amount in dollars that would be required in order to result in an Equivalent Amount in the applicable Alternative Currency equal to the principal amount of the applicable Loan outstanding on the date of the adjustment, and the amount in dollars so determined shall be the Dollar Amount of such Loan unless and until another adjustment is required hereby. Each Lender that makes a Competitive Loan denominated in an Alternative Currency agrees to determine any such adjustments if and when required to be made pursuant to this paragraph and to notify the Borrower and the Administrative Agent of each such adjustment promptly upon making such determination.

     SECTION 2.05. Swingline Loans. (a) Subject to the terms and conditions set forth herein, the Swingline Lenders agree to make Swingline Loans to the Borrower from time to time during the Availability Period, in an aggregate principal amount at any time outstanding that will not result in (i) the aggregate principal amount of outstanding Swingline Loans exceeding $150,000,000 or (ii) the sum of the total Revolving Credit Exposures plus the aggregate principal amount of outstanding Competitive Loans exceeding the total Commitments; provided that (A) no Swingline Loans will be made on the last day of any calendar quarter and (B) if any Swingline Loans are outstanding on the Business Day immediately preceding the last day of any calendar quarter, the Lenders will be required, if requested by a Swingline Lender, to make ABR Revolving Loans on such day in an equivalent amount, the proceeds of which will be applied to repay such Swingline Loans. Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrower may borrow, prepay and reborrow Swingline Loans.

     (b) To request a Swingline Loan, the Borrower shall notify the Administrative Agent of such request by telephone (confirmed by telecopy), not later than 12:00 noon, New York City time, on the day of a proposed Swingline Loan. Each such notice shall be irrevocable and shall specify the requested date (which shall be a Business Day) and amount of the requested Swingline Loan. The Administrative Agent will promptly advise the Swingline Lenders of any such notice received from the Borrower. The Swingline Lenders shall make each Swingline Loan available to the Borrower by means of a credit to the general deposit account of the Borrower with the Administrative Agent (or, in the case of a Swingline Loan made to finance the reimbursement of an LC Disbursement as provided in Section 2.06(e), by remittance to the applicable Issuing Bank) by 3:00 p.m., New York City time, on the requested date of such Swingline Loan. Each Swingline Lender shall be required to make available 50% of each Swingline Loan requested by the Borrower. No Swingline Lender shall be required to make available any Swingline Loan if such Loan would cause the aggregate amount of outstanding Swingline Loans of such Swingline Lender to exceed $75,000,000.

     (c) A Swingline Lender may by written notice given to the Administrative Agent not later than 10:00 a.m., New York City time, on any Business Day require the Lenders to acquire participations on such Business Day in all or a portion of such

Swingline Lender’s Swingline Loans outstanding. Such notice shall specify the aggregate amount of Swingline Loans in which Lenders will participate. Promptly upon receipt of such notice, the Administrative Agent will give notice thereof to each Lender, specifying in such notice such Lender’s Applicable Percentage of such Swingline Loan or Loans. Each Lender hereby absolutely and unconditionally agrees, upon receipt of notice as provided above, to pay to the Administrative Agent, for the account of the applicable Swingline Lender, such Lender’s Applicable Percentage of such Swingline Loan or Loans. Each Lender acknowledges and agrees that its obligation to acquire participations in Swingline Loans pursuant to this paragraph is absolute and unconditional and shall not be affected by any circumstance whatsoever, including the occurrence and continuance of a Default or reduction or termination of the Commitments, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever. Each Lender shall comply with its obligation under this paragraph by wire transfer of immediately available funds, in the same manner as provided in Section 2.07 with respect to Loans made by such Lender (and Section 2.07 shall apply, mutatis mutandis, to the payment obligations of the Lenders), and the Administrative Agent shall promptly pay to the applicable Swingline Lender the amounts so received by it from the Lenders. The Administrative Agent shall notify the Borrower of any participations in any Swingline Loan acquired pursuant to this paragraph, and thereafter payments in respect of such Swingline Loan shall be made to the Administrative Agent and not to the applicable Swingline Lender. Any amounts received by a Swingline Lender from the Borrower (or other party on behalf of the Borrower) in respect of a Swingline Loan after receipt by such Swingline Lender of the proceeds of a sale of participations therein shall be promptly remitted to the Administrative Agent; any such amounts received by the Administrative Agent shall be promptly remitted by the Administrative Agent to the Lenders that shall have made their payments pursuant to this paragraph and to such Swingline Lender, as their interests may appear; provided that any such payment so remitted shall be repaid to such Swingline Lender or to the Administrative Agent, as applicable, if and to the extent such payment is required to be refunded to the Borrower for any reason. The purchase of participations in a Swingline Loan pursuant to this paragraph shall not relieve the Borrower of any default in the payment thereof.

     SECTION 2.06. Letters of Credit. (a) General. Upon the satisfaction (or waiver in accordance with Section 9.02) of the conditions specified in Section 4.01, on the Effective Date, each Existing Letter of Credit will automatically, without any action on the part of any Person, be deemed to be a Letter of Credit issued hereunder for the account of the Borrower for all purposes of this Agreement and the other Loan Documents. In addition, subject to the terms and conditions set forth herein, the Borrower may request the issuance of Letters of Credit for its own account (for its own behalf or on behalf of any Subsidiary), in a form reasonably acceptable to the Administrative Agent and the applicable Issuing Bank, at any time and from time to time during the Availability Period. In the event of any inconsistency between the terms and conditions of this Agreement and the terms and conditions of any form of letter of credit application or other agreement submitted by the Borrower to, or entered into by the Borrower with, any Issuing Bank relating to any Letter of Credit, the terms and conditions of this Agreement shall control, and any obligations or liabilities imposed on the Borrower under any such letter of credit application (including by reason of rights or remedies granted to an Issuing Bank) shall be disregarded (it being understood that this Agreement sets forth all obligations and liabilities of the Borrower with respect to Letters of Credit).

     (b) Notice of Issuance, Amendment, Renewal, Extension; Certain Conditions. To request the issuance of a Letter of Credit (or the amendment, renewal or extension of an outstanding Letter of Credit), the Borrower shall hand deliver or telecopy (or transmit by electronic communication, if arrangements for doing so have been approved by the applicable Issuing Bank) to the relevant Issuing Bank selected by the Borrower to issue such Letter of Credit and the Administrative Agent (reasonably in advance of the requested date of issuance, amendment, renewal or extension) a notice requesting the issuance of a Letter of Credit, or identifying the Letter of Credit to be amended, renewed or extended, and specifying the date of issuance, amendment, renewal or extension (which shall be a Business Day), the date on which such Letter of Credit is to expire (which shall comply with paragraph (c) of this Section), the amount of such Letter of Credit, the name and address of the beneficiary thereof and such other information as shall be necessary to prepare, amend, renew or extend such Letter of Credit. If requested by the applicable Issuing Bank, the Borrower also shall submit a letter of credit application on such Issuing Bank’s standard form in connection with any request for a Letter of Credit. A Letter of Credit shall be issued, amended, renewed or extended only if (and upon issuance, amendment, renewal or extension of each Letter of Credit the Borrower shall be deemed to represent and warrant that), after giving effect to such issuance, amendment, renewal or extension (i) the LC Exposure shall not exceed $500,000,000, (ii) the sum of the total Revolving Credit Exposures plus the aggregate principal amount of outstanding Competitive Loans shall not exceed the total Commitments and (iii) the LC Exposure attributable to the Letters of Credit issued by any Issuing Bank (and its Affiliates) shall not exceed such Issuing Bank’s LC Commitments.

     (c) Expiration Date. Except as set forth in Section 2.06(l), each Letter of Credit shall expire at or prior to the close of business on the earlier of (i) the date one year after the date of the issuance of such Letter of Credit (or, in the case of any renewal or extension thereof, one year after such renewal or extension) and (ii) the date that is five Business Days prior to the Maturity Date; provided that any Letter of Credit may provide for the automatic renewal or extension thereof at the scheduled expiry thereof if (A) such Letter of Credit also provides that the Issuing Bank in respect thereof may, by notice to the beneficiary, elect not to so renew or extend such Letter of Credit and (B) any such renewal or extension shall be for a period that expires at a date that complies (except as set forth in Section 2.06(l)) with clauses (i) and (ii) above.

     (d) Participations. By the issuance of a Letter of Credit (or an amendment to a Letter of Credit increasing the amount thereof) and without any further action on the part of the applicable Issuing Bank or the Lenders, the Issuing Bank in respect of such Letter of Credit hereby grants to each Lender, and each Lender hereby acquires from such Issuing Bank, a participation in such Letter of Credit (including each Existing Letter of Credit) equal to such Lender’s Applicable Percentage of the aggregate amount available to be drawn under such Letter of Credit. In consideration and in furtherance of the foregoing, each Lender hereby absolutely and unconditionally agrees to pay to the

Administrative Agent, for the account of the applicable Issuing Bank, such Lender’s Applicable Percentage of each LC Disbursement made by such Issuing Bank and not reimbursed by the Borrower on the date due as provided in paragraph (e) of this Section, or of any reimbursement payment required to be refunded to the Borrower for any reason. Each Lender acknowledges and agrees that its obligation to acquire participations pursuant to this paragraph in respect of Letters of Credit is absolute and unconditional and shall not be affected by any circumstance whatsoever, including any amendment, renewal or extension of any Letter of Credit or the occurrence and continuance of a Default or reduction or termination of the Commitments, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever; provided that the foregoing shall not be construed to excuse the applicable Issuing Bank from liability to the Lenders for damages caused by such Issuing Bank’s gross negligence or willful misconduct.

     (e) Reimbursement. If an Issuing Bank shall make any LC Disbursement in respect of a Letter of Credit, the Borrower shall reimburse such LC Disbursement by paying to the Administrative Agent an amount equal to such LC Disbursement not later than 12:00 noon, New York City time, on the date that such LC Disbursement is made, if the Borrower shall have received notice of such LC Disbursement prior to 10:00 a.m., New York City time, on such date, or, if such notice has not been received by the Borrower prior to such time on such date, then not later than 12:00 noon, New York City time, on (i) the Business Day that the Borrower receives such notice, if such notice is received prior to 10:00 a.m., New York City time, on the day of receipt, or (ii) the Business Day immediately following the day that the Borrower receives such notice, if such notice is not received prior to such time on the day of receipt; provided that the Borrower may, subject to the conditions to borrowing set forth herein, request in accordance with Section 2.03 or 2.05 that such payment be financed with an ABR Revolving Borrowing (if such LC Disbursement is not less than $10,000,000) or Swingline Loan (if such LC Disbursement is not less than $500,000) in an equivalent amount and, to the extent so financed, the Borrower’s obligation to make such payment shall be discharged and replaced by the resulting ABR Revolving Borrowing or Swingline Loan, as applicable. If the Borrower fails to make such payment when due, the Administrative Agent shall notify each Lender of the applicable LC Disbursement, the payment then due from the Borrower in respect thereof and such Lender’s Applicable Percentage thereof. Promptly following receipt of such notice, each Lender shall pay to the Administrative Agent its Applicable Percentage of the payment then due from the Borrower, in the same manner as provided in Section 2.07 with respect to Loans made by such Lender (and Section 2.07 shall apply, mutatis mutandis, to the payment obligations of the Lenders), and the Administrative Agent shall promptly pay to the applicable Issuing Bank the amounts so received by it from the Lenders. Promptly following receipt by the Administrative Agent of any payment from the Borrower pursuant to this paragraph, the Administrative Agent shall distribute such payment to the applicable Issuing Bank or, to the extent that Lenders have made payments pursuant to this paragraph to reimburse such Issuing Bank, then to such Lenders and such Issuing Bank as their interests may appear. Any payment made by a Lender pursuant to this paragraph to reimburse the applicable Issuing Bank for any LC Disbursement (other than the funding of ABR Revolving Loans or a Swingline Loan as contemplated above) shall not constitute a Loan and shall not relieve the Borrower of its obligation to reimburse such LC Disbursement.

     (f) Obligations Absolute. The Borrower’s obligation to reimburse LC Disbursements as provided in paragraph (e) of this Section shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement under any and all circumstances whatsoever and irrespective of (i) any lack of validity or enforceability of any Letter of Credit or this Agreement, or any term or provision therein, (ii) any draft or other document presented under a Letter of Credit proving to be forged, fraudulent or invalid in any respect or any statement therein being untrue or inaccurate in any respect, (iii) payment by an Issuing Bank under a Letter of Credit against presentation of a draft or other document that does not comply with the terms of such Letter of Credit, or (iv) any other event or circumstance whatsoever, whether or not similar to any of the foregoing, that might, but for the provisions of this Section, constitute a legal or equitable discharge of, or provide a right of setoff against, the Borrower’s obligations hereunder. Neither the Administrative Agent, the Lenders nor any Issuing Bank, nor any of their Related Parties, shall have any liability or responsibility by reason of or in connection with the issuance or transfer of any Letter of Credit or any payment or failure to make any payment thereunder (irrespective of any of the circumstances referred to in the preceding sentence), or any error, omission, interruption, loss or delay in transmission or delivery of any draft, notice or other communication under or relating to any Letter of Credit (including any document required to make a drawing thereunder), any error in interpretation of technical terms or any consequence arising from causes beyond the control of any Issuing Bank; provided that the foregoing shall not be construed to excuse an Issuing Bank from liability to the Borrower to the extent of any direct or actual damages (as opposed to consequential damages, claims in respect of which are hereby waived by the Borrower to the extent permitted by applicable law) suffered by the Borrower that are caused by such Issuing Bank’s failure to exercise care when determining whether drafts and other documents presented under a Letter of Credit issued by it comply with the terms thereof. The parties hereto expressly agree that, in the absence of gross negligence or wilful misconduct on the part of an Issuing Bank (as finally determined by a court of competent jurisdiction), such Issuing Bank shall be deemed to have exercised care in each such determination. In furtherance of the foregoing and without limiting the generality thereof, the parties agree that, with respect to documents presented which appear on their face to be in substantial compliance with the terms of a Letter of Credit, the applicable Issuing Bank may, in its sole discretion, either accept and make payment upon such documents without responsibility for further investigation, regardless of any notice or information to the contrary, or refuse to accept and make payment upon such documents if such documents are not in strict compliance with the terms of such Letter of Credit.

     (g) Disbursement Procedures. An Issuing Bank shall, promptly following its receipt thereof, examine all documents purporting to represent a demand for payment under a Letter of Credit issued by it. Such Issuing Bank shall promptly notify the Administrative Agent and the Borrower by telephone (confirmed by telecopy) of such demand for payment and whether such Issuing Bank has made or will make an LC Disbursement thereunder; provided that any failure to give or delay in giving such notice shall not relieve the Borrower of its obligation to reimburse such Issuing Bank and the Lenders with respect to any such LC Disbursement.

     (h) Interim Interest. If an Issuing Bank shall make any LC Disbursement, then, unless the Borrower shall reimburse such LC Disbursement in full on the date such LC Disbursement is made, the unpaid amount thereof shall bear interest, for each day from and including the date such LC Disbursement is made to but excluding the date that the Borrower reimburses such LC Disbursement, at the rate per annum then applicable to ABR Revolving Loans; provided that, if the Borrower fails to reimburse such LC Disbursement when due pursuant to paragraph (e) of this Section, then Section 2.13(e) shall apply. Interest accrued pursuant to this paragraph shall be for the account of the applicable Issuing Bank, except that interest accrued on and after the date of payment by any Lender pursuant to paragraph (e) of this Section to reimburse such Issuing Bank shall be for the account of such Lender to the extent of such payment.

     (i) Replacement of Issuing Bank. Any Issuing Bank may be replaced at any time by written agreement among the Borrower, the Administrative Agent, the replaced Issuing Bank and the successor Issuing Bank. The Administrative Agent shall notify the Lenders of any such replacement of an Issuing Bank. At the time any such replacement shall become effective, the Borrower shall pay all unpaid fees accrued for the account of the replaced Issuing Bank pursuant to Section 2.12(b). From and after the effective date of any such replacement, (i) the successor Issuing Bank shall have all the rights and obligations of an Issuing Bank under this Agreement with respect to Letters of Credit to be issued thereafter and (ii) references herein to the term “Issuing Bank” shall be deemed to refer to such successor or to any previous Issuing Bank, or to such successor and all previous Issuing Banks, as the context shall require. After the replacement of an Issuing Bank hereunder, the replaced Issuing Bank shall remain a party hereto and shall continue to have all the rights and obligations of an Issuing Bank under this Agreement with respect to Letters of Credit issued by it prior to such replacement, but shall not be required to issue additional Letters of Credit.

     (j) Addition of Issuing Bank. The Borrower may, at any time and from time to time with the consent of the Administrative Agent (which consent shall not be unreasonably withheld) and such Lender, designate one or more additional Lenders to act as an issuing bank under the terms of this Agreement. Any Lender designated as an Issuing Bank pursuant to this paragraph (j) shall be deemed to be an “Issuing Bank” for the purposes of this Agreement (in addition to being a Lender) with respect to Letters of Credit issued by such Lender.

     (k) Cash Collateralization. If any Event of Default shall occur and be continuing, on the Business Day that the Borrower receives notice from the Administrative Agent or the Required Lenders (or, if the maturity of the Loans has been accelerated, Lenders with LC Exposure representing greater than 50% of the total LC Exposure) demanding the deposit of cash collateral pursuant to this paragraph, the Borrower shall deposit in an account with the Administrative Agent, in the name of the Administrative Agent and for the benefit of the Lenders, an amount in cash equal to the LC Exposure as of such date plus any accrued and unpaid interest thereon; provided that the obligation to deposit such cash collateral shall become effective immediately, and such deposit shall become immediately due and payable, without demand or other notice of any kind, upon the occurrence of any Event of Default with respect to the Borrower described in clause (i) or (j) of Section 7.01. Such deposit shall be held by the Administrative Agent as collateral for the payment and performance of the obligations of the Borrower under this Agreement. The Administrative Agent shall have exclusive dominion and control, including the exclusive right of withdrawal, over such account. Other than any interest earned on the investment of such deposits, which investments shall be made at the option and sole discretion of the Administrative Agent and at the Borrower’s risk and expense, such deposits shall not bear interest. Interest or profits, if any, on such investments shall accumulate in such account. Moneys in such account shall be applied by the Administrative Agent to reimburse any Issuing Bank for LC Disbursements for which it has not been reimbursed and, to the extent not so applied, shall be held for the satisfaction of the reimbursement obligations of the Borrower for the LC Exposure at such time or, if the maturity of the Loans has been accelerated (but subject to the consent of Lenders with LC Exposure representing greater than 50% of the total LC Exposure), be applied to satisfy other obligations of the Borrower under this Agreement. If the Borrower is required to provide an amount of cash collateral hereunder as a result of the occurrence of an Event of Default, (i) such amount (to the extent not applied as aforesaid) shall be returned to the Borrower within three Business Days after all Events of Default have been cured or waived and (ii) from time to time there shall be returned to the Borrower an amount equal to the excess, if any, of the amount of cash collateral then held hereunder over the amount of LC Exposure and accrued and unpaid interest thereon.

     (l) The Borrower may request that an Issuing Bank allow, and an Issuing Bank may (in its sole discretion) agree to allow, one or more Letters of Credit issued by it to expire later than permitted by Section 2.06(c). Any such Letter of Credit is referred to herein as an “Extended Letter of Credit”. The following provisions shall apply to any Extended Letter of Credit, notwithstanding any contrary provision set forth in this Agreement.

(i)

The participations of each Lender in each Extended Letter of Credit shall terminate at the close of business on the date that is five Business Days prior to the Maturity Date, with the effect that the Lenders shall not have any obligations to acquire participations in any LC Disbursement made thereafter (other than in respect of demands for drawings submitted prior to such termination).

(ii)

On a date to be determined by the applicable Issuing Bank (in its sole discretion), the Borrower shall deposit with such Issuing Bank an amount in cash equal to the LC Exposure as of such date attributable to the Extended Letters of Credit issued by such Issuing Bank for the account of the Borrower. Each such deposit shall be held by the applicable Issuing Bank as collateral for the obligations of the Borrower in respect of such Extended Letters of Credit. The applicable Issuing Bank shall have exclusive dominion and control, including the exclusive right of withdrawal, over such account. Other than any interest earned on the investment of such deposits, which investments shall be made at the option and sole discretion of the applicable Issuing Bank and at the Borrower’s risk and expense, such deposits shall not bear interest. Interest or profits, if any, on such investments shall accumulate in such account. Moneys in such account shall be applied by the applicable Issuing Bank to reimburse LC Disbursements in respect of such Extended Letters of Credit issued for the account of the Borrower for which such Issuing Bank has not been reimbursed and, to the extent not so applied, shall be held for the satisfaction of the reimbursement obligations of the Borrower for the LC Exposure at such time. If any Extended Letter of Credit expires or is terminated, then within three Business Days thereafter the relevant Issuing Bank shall return to the Borrower cash collateral then held attributable to such Extended Letter of Credit (after deducting therefrom any amounts owed to such Issuing Bank by the Borrower that are then due).

(iii)

After the close of business on the date that is five Business Days prior to the Maturity Date, the fees that would have accrued pursuant to clause (i) of Section 2.12(b) (if the participations of the Lenders in the Extended Letters of Credit had not terminated) shall continue to accrue on the LC Exposure in respect of each Extended Letter of Credit and shall be payable to the applicable Issuing Bank for its own account.

     SECTION 2.07. Funding of Borrowings. (a) Each Lender shall make each Loan to be made by it hereunder on the proposed date thereof (i) by wire transfer of immediately available funds by 12:00 noon, New York City time at the place of payment, to the account of the Administrative Agent most recently designated by it for such purpose by notice to the Lenders or (ii) subject to the provisions of Section 2.04, if such Borrowing is to be made in an Alternative Currency, by making available the Equivalent Amount of such Alternative Currency (in such funds as may then be customary for the settlement of international transactions in the Alternative Currency) by 12:00 noon, local time at the place of payment, to the account of the Administrative Agent at such place as shall have been notified by the Administrative Agent to the Lenders by not less than five Business Days’ notice; provided that Swingline Loans shall be made as provided in Section 2.05. The Administrative Agent will make such Loans available to the Borrower by promptly crediting the amounts so received, in like funds, to an account of the Borrower maintained with the Administrative Agent in New York City and designated by the Borrower in the applicable Borrowing Request or Competitive Bid Request (or, in the case of a Borrowing made in an Alternative Currency, to an account mutually agreed between the Borrower and the Administrative Agent for funding such Borrowing); provided that (i) ABR Revolving Loans made to finance the reimbursement of an LC Disbursement as provided in Section 2.06(e) shall be remitted by the Administrative Agent to the applicable Issuing Bank and (ii) ABR Revolving Loans made to refinance outstanding Swingline Loans as provided in Section 2.02(d) shall be remitted by the Administrative Agent to the applicable Swingline Lender.

     (b) Unless the Administrative Agent shall have received notice from a Lender prior to the proposed date of any Borrowing that such Lender will not make available to the Administrative Agent such Lender’s share of such Borrowing, the

Administrative Agent may assume that such Lender has made such share available on such date in accordance with paragraph (a) of this Section and may, in reliance upon such assumption, make available to the Borrower a corresponding amount. In such event, if a Lender has not in fact made its share of the applicable Borrowing available to the Administrative Agent, then the applicable Lender and the Borrower severally agree to pay to the Administrative Agent forthwith on demand such corresponding amount with interest thereon, for each day from and including the date such amount is made available to the Borrower to but excluding the date of payment to the Administrative Agent, at (i) in the case of such Lender, the greater of the Federal Funds Effective Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation or (ii) in the case of the Borrower, the interest rate applicable to ABR Loans. If such Lender pays such amount to the Administrative Agent, then such amount shall constitute such Lender’s Loan included in such Borrowing.

     SECTION 2.08. Interest Elections. (a) Each Revolving Borrowing initially shall be of the Type specified in the applicable Borrowing Request and, in the case of a Eurodollar Revolving Borrowing, shall have an initial Interest Period as specified in such Borrowing Request. Thereafter, the Borrower may elect to convert such Borrowing to a different Type or to continue such Borrowing and, in the case of a Eurodollar Revolving Borrowing, may elect Interest Periods therefor, all as provided in this Section. The Borrower may elect different options with respect to different portions of the affected Borrowing, in which case each such portion shall be allocated ratably among the Lenders holding the Loans comprising such Borrowing, and the Loans comprising each such portion shall be considered a separate Borrowing. This Section shall not apply to Competitive Borrowings or Swingline Borrowings, which may not be converted or continued.

     (b) To make an election pursuant to this Section, the Borrower shall notify the Administrative Agent of such election by telephone by the time that a Borrowing Request would be required under Section 2.03 if the Borrower were requesting a Revolving Borrowing of the Type resulting from such election to be made on the effective date of such election. Each such telephonic Interest Election Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Interest Election Request in a form approved by the Administrative Agent and signed by the Borrower.

     (c) Each telephonic and written Interest Election Request shall specify the following information in compliance with Section 2.02:

(i)

the Borrowing to which such Interest Election Request applies and, if different options are being elected with respect to different portions thereof, the portions thereof to be allocated to each resulting Borrowing (in which case the information to be specified pursuant to clauses (iii) and (iv) below shall be specified for each resulting Borrowing);

(ii)	the effective date of the election made pursuant to such Interest Election Request, which shall be a Business Day;

(iii)	whether the resulting Borrowing is to be an ABR Borrowing or a Eurodollar Borrowing; and

(iv)

if the resulting Borrowing is a Eurodollar Borrowing, the Interest Period to be applicable thereto after giving effect to such election, which shall be a period contemplated by the definition of the term “Interest Period”.

If any such Interest Election Request requests a Eurodollar Borrowing but does not specify an Interest Period, then the Borrower shall be deemed to have selected an Interest Period of one month’s duration.

     (d) Promptly following receipt of an Interest Election Request, the Administrative Agent shall advise each Lender of the details thereof and of such Lender’s portion of each resulting Borrowing.

     (e) If the Borrower fails to deliver a timely Interest Election Request with respect to a Eurodollar Revolving Borrowing prior to the end of the Interest Period applicable thereto, then, unless such Borrowing is repaid as provided herein, at the end of such Interest Period such Borrowing shall be converted to an ABR Borrowing. Notwithstanding any contrary provision hereof, if an Event of Default has occurred and is continuing and the Administrative Agent, at the request of the Required Lenders, so notifies the Borrower, then, so long as an Event of Default is continuing (i) no outstanding Revolving Borrowing may be converted to or continued as a Eurodollar Borrowing and (ii) unless repaid, each Eurodollar Revolving Borrowing shall be converted to an ABR Borrowing at the end of the Interest Period applicable thereto.

     SECTION 2.09. Termination, Reduction and Extension of Commitments. (a) Unless previously terminated, the Commitments shall terminate on the Maturity Date.

     (b) The Borrower may at any time terminate, or from time to time reduce, the Commitments; provided that (i) each reduction of the Commitments shall be in an amount that is an integral multiple of $5,000,000 and not less than $10,000,000 and (ii) the Borrower shall not terminate or reduce the Commitments if, after giving effect to any concurrent prepayment of the Loans in accordance with Section 2.11, the sum of the Revolving Credit Exposures plus the aggregate principal amount of outstanding Competitive Loans would exceed the total Commitments.

     (c) The Borrower shall notify the Administrative Agent of any election to terminate or reduce the Commitments under paragraph (b) of this Section at least three Business Days prior to the effective date of such termination or reduction, specifying such election and the effective date thereof. Promptly following receipt of any notice, the Administrative Agent shall advise the Lenders of the contents thereof. Each notice delivered by the Borrower pursuant to this Section shall be irrevocable; provided that a notice of termination of the Commitments delivered by the Borrower may state that such notice is conditioned upon the effectiveness of other credit facilities, in which case such notice may be revoked by the Borrower (by notice to the Administrative Agent on or prior to the specified effective date) if such condition is not satisfied. Any termination or reduction of the Commitments shall be permanent. Each reduction of the Commitments shall be made ratably among the Lenders in accordance with their respective Commitments.

     (d) (i) The Borrower may, by notice to the Administrative Agent (which shall promptly deliver a copy to each of the Lenders) not less than 60 days prior to the Maturity Date then in effect (the “Pending Maturity Date”), request that the Lenders extend the Pending Maturity Date to a date specified in such notice that is a Business Day not later than one year after the Pending Maturity Date (the “Extended Maturity Date”). Each Lender shall, by notice to the Borrower and the Administrative Agent given not later than the date specified in the Borrower’s notice for a response (which shall be at least 30 days prior to the Pending Maturity Date) (the “Response Deadline”), advise the Borrower whether or not such Lender agrees to such extension (and any Lender that does not advise the Borrower on or before the Response Deadline shall be deemed to have advised the Borrower that it will not agree to such extension). In the event that, by the Response Deadline, Lenders holding less than 66?% of the aggregate Commitments shall have agreed to extend the Pending Maturity Date, the Borrower may arrange for one or more banks or other financial institutions (any such bank or other financial institution referred to in this clause (d)(i) being called an “New Lender”), which may include any Lender, to extend Commitments or increase their existing Commitments in an aggregate amount equal to the unsubscribed amount; provided that (A) each New Lender, if not already a Lender hereunder, shall be subject to the approval of the Administrative Agent and each Issuing Bank and Swingline Lender (which approvals shall not be unreasonably withheld) and the Borrower and each New Lender shall execute all such documentation as the Administrative Agent shall reasonably specify to evidence its Commitment and/or its status as a Lender hereunder and (B) each New Lender shall execute all such documentation pursuant to the preceding clause (A) no later than the Pending Maturity Date.

(ii)

If (and only if) Lenders, including New Lenders, holding Commitments that represent at least 66?% of the aggregate Commitments prior to the Pending Maturity Date shall have agreed to extend the Maturity Date, then (effective on and as of the Pending Maturity Date), (A) the Maturity Date shall be extended to the Extended Maturity Date, and (B) the Commitment of each non-extending Lender shall terminate, and all Loans of such non-extending Lender shall become due and payable, together with all interest accrued thereon and all other amounts owed to such Lender hereunder, on the Pending Maturity Date then in effect.

(iii)

Notwithstanding the provisions of paragraphs (d)(i) and (d)(ii) of this Section, no extension of the Pending Maturity Date shall be effective with respect to any Lender unless, on and as of the Pending Maturity Date, the conditions set forth in Section 4.02 shall be satisfied (with all references in such Section to a Borrowing being deemed to be references to such extension) and the Administrative Agent shall have received a certificate to that effect, dated the Pending Maturity Date, and executed by a Financial Officer.

(iv)

On the Pending Maturity Date, if any Revolving Loans are outstanding, the Borrower (A) shall prepay all Revolving Loans then outstanding (including all accrued but unpaid interest thereon) and (B) may, at its option, fund such prepayment by simultaneously borrowing Revolving Loans of the Types and for the Interest Periods specified in a Borrowing Request delivered pursuant to Section 2.03, which Revolving Loans shall be made by the Lenders (including any New Lenders) ratably in accordance with their respective Commitments (calculated after giving effect to (x) any Commitment increases by any Lenders or any new Commitments made by any New Lenders pursuant to paragraph (d)(i) of this Section and (y) the termination of the Commitments of non-extending Lenders). The payments made pursuant to clause (A) above in respect of each Eurodollar Loan shall be subject to Section 2.16.

      SECTION 2.10. Repayment of Loans; Evidence of Debt. (a) The Borrower hereby unconditionally promises to pay (i) to the Administrative Agent for the account of each Lender the then unpaid principal amount of each Revolving Loan of such Lender on the Maturity Date, (ii) to the Administrative Agent for the account of each Lender the then unpaid principal amount of each Competitive Loan on the last day of the Interest Period applicable to such Loan and (iii) to each Swingline Lender the then unpaid principal amount of each Swingline Loan of such Swingline Lender on the earlier of the Maturity Date and the date that is five Business Days after such Swingline Loan is made; provided that on each date that a Revolving Borrowing or Competitive Borrowing (other than a Competitive Borrowing denominated in an Alternative Currency) is made, the Borrower shall repay all Swingline Loans which were outstanding at the time such Borrowing was requested.

     (b) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Borrower to such Lender resulting from each Loan made by such Lender, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder.

     (c) The Administrative Agent shall maintain accounts in which it shall record (i) the amount and currency of each Loan made hereunder, the Class and Type thereof and the Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder and (iii) the amount of any sum received by the Administrative Agent hereunder for the account of the Lenders and each Lender’s share thereof.

     (d) The entries made in the accounts maintained pursuant to paragraph (b) or (c) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein; provided that the failure of any Lender or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Loans in accordance with the terms of this Agreement.

     (e) Any Lender may request that Loans of any Class made by it be evidenced by a promissory note. In such event, the Borrower shall prepare, execute and deliver to such Lender a promissory note payable to the order of such Lender (or, if requested by such Lender, to such Lender and its registered assigns) and in a form approved by the Administrative Agent. Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 9.04) be represented by one or more promissory notes in such form payable to the order of the payee named therein (or, if such promissory note is a registered note, to such payee and its registered assigns).

     SECTION 2.11. Prepayment of Loans. (a) The Borrower shall have the right at any time and from time to time to prepay any Borrowing in whole or in part, subject to prior notice in accordance with paragraph (b) of this Section; provided that the Borrower shall not have the right to prepay any Competitive Loan without the prior consent of the Lender thereof.

     (b) The Borrower shall notify the Administrative Agent (and, in the case of prepayment of a Swingline Loan, the Swingline Lender) by telephone (confirmed by telecopy) of any prepayment hereunder (i) in the case of prepayment of a Eurodollar Revolving Borrowing, not later than 11:00 a.m., New York City time, three Business Days before the date of prepayment, (ii) in the case of prepayment of an ABR Revolving Borrowing, not later than 11:00 a.m., New York City time, one Business Day before the date of prepayment or (iii) in the case of prepayment of a Swingline Loan, not later than 12:00 noon, New York City time, on the date of prepayment. Each such notice shall be irrevocable and shall specify the prepayment date and the principal amount of each Borrowing or portion thereof to be prepaid; provided that, if a notice of optional prepayment is given in connection with a conditional notice of termination of the Commitments as contemplated by Section 2.09, then such notice of prepayment may be revoked if such notice of termination is revoked in accordance with Section 2.09. Promptly following receipt of any such notice relating to a Revolving Borrowing, the Administrative Agent shall advise the Lenders of the contents thereof. Each partial prepayment of any Revolving Borrowing shall be in an amount that would be permitted in the case of an advance of a Revolving Borrowing of the same Type as provided in Section 2.02. Each prepayment of a Revolving Borrowing shall be applied ratably to the Loans included in the prepaid Borrowing. Prepayments shall be accompanied by accrued interest to the extent required by Section 2.13.

     SECTION 2.12. Fees. (a) The Borrower agrees to pay to the Administrative Agent for the account of each Lender a facility fee, which shall accrue at the Applicable Rate on the daily amount of the Commitment of such Lender (whether used or unused) during the period from and including the Effective Date to but excluding the date on which such Commitment terminates; provided that, if such Lender continues to have any Revolving Credit Exposure after its Commitment terminates, then such facility fee shall continue to accrue on the daily amount of such Lender’s Revolving Credit Exposure from and including the date on which its Commitment terminates to but excluding the date on which such Lender ceases to have any Revolving Credit Exposure. Accrued facility fees shall be payable in arrears on the last day of March, June, September and December of each year and on the date on which the Commitments terminate, commencing on the first such date to occur after the date hereof; provided that any facility fees accruing after the date on which the Commitments terminate shall be payable on demand. All facility fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

     (b) The Borrower agrees to pay (i) to the Administrative Agent for the account of each Lender a participation fee with respect to its participations in Letters of Credit, which shall accrue at the same Applicable Rate as the spread over the Adjusted LIBO rate applicable to Eurodollar Revolving Loans on the average daily amount of such Lender’s LC Exposure (excluding any portion thereof attributable to unreimbursed LC Disbursements) during the period from and including the Effective Date to but excluding the later of the date on which such Lender’s Commitment terminates and the date on which such Lender ceases to have any LC Exposure, and (ii) to each Issuing Bank a fronting fee, which shall accrue at the rate or rates per annum separately agreed upon between the Borrower and such Issuing Bank on the average daily amount of the LC Exposure attributable to Letters of Credit issued by such Issuing Bank (excluding any portion thereof attributable to unreimbursed LC Disbursements) during the period from and including the Effective Date to but excluding the later of the date of termination of the Commitments and the date on which there ceases to be any such LC Exposure, as well as such Issuing Bank’s standard fees with respect to the issuance, amendment, renewal or extension of any Letter of Credit or processing of drawings thereunder. Participation fees and fronting fees accrued through and including the last day of March, June, September and December of each year shall be payable on the third Business Day following such last day, commencing on the first such date to occur after the Effective Date; provided that all such fees shall be payable on the date on which the Commitments terminate and any such fees accruing after the date on which the Commitments terminate shall be payable on demand. Any other fees payable to such Issuing Bank pursuant to this paragraph shall be payable within 10 days after demand. All participation fees and fronting fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

     (c) The Borrower agrees to pay to the Administrative Agent for the account of each Lender its Applicable Percentage of a utilization fee that shall accrue at the rate of 0.125% on the daily total amount of outstanding Loans (including Competitive Loans and Swingline Loans but excluding Letters of Credit) during any period in which the total amount of outstanding Loans (including Competitive Loans and Swingline Loans but excluding Letters of Credit) is greater than 50% of the total Commitments; provided that, if such Lender continues to have any Revolving Credit Exposure (other than pursuant to Section 2.06(l)) after its Commitment terminates, then such utilization fee shall continue to accrue on the daily amount of such Lender’s Revolving Credit Exposure from and including the date on which its Commitment terminates to but excluding the date on which such Lender ceases to have any Revolving Credit Exposure. Accrued utilization fees shall be payable in arrears on the last day of March, June, September and December of each year and on the date on which the Commitments terminate, commencing on the first such date to occur after the date hereof; provided that any utilization fees accruing after the date on which the Commitments terminate shall be payable on demand. All utilization fees shall be computed on the basis of a year of

360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

     (d) The Borrower agrees to pay to the Administrative Agent, for its own account, fees payable in the amounts and at the times separately agreed upon between the Borrower and the Administrative Agent.

     (e) All fees payable hereunder shall be paid on the dates due, in immediately available funds, to the Administrative Agent (or to the applicable Issuing Bank, in the case of fees payable to it) for distribution, in the case of facility fees, participation fees and utilization fees, to the Lenders. Fees paid shall not be refundable under any circumstances.

     SECTION 2.13. Interest. (a) The Loans comprising each ABR Borrowing (including each Swingline Loan) shall bear interest at the Alternate Base Rate plus the Applicable Rate.

     (b) The Loans comprising each Eurodollar Borrowing shall bear interest (i) in the case of a Eurodollar Revolving Loan, at the Adjusted LIBO Rate for the Interest Period in effect for such Borrowing plus the Applicable Rate, or (ii) in the case of a Eurodollar Competitive Loan, at the LIBO Rate for the Interest Period in effect for such Borrowing plus (or minus, as applicable) the Margin applicable to such Loan.

     (c) Each Fixed Rate Loan shall bear interest at the Fixed Rate applicable to such Loan.

     (d) Each Swingline Loan shall bear interest at such rate per annum as shall be agreed to in writing by the Borrower and the Swingline Lender with respect to such Swingline Loan or, if no such agreement shall be made, at the rate then applicable to ABR Loans pursuant to paragraph (a) of this Section.

     (e) Notwithstanding the foregoing, if any principal of or interest on any Loan or any fee or other amount payable by the Borrower hereunder is not paid when due, whether at stated maturity, upon acceleration or otherwise, such overdue amount shall bear interest, after as well as before judgment, at a rate per annum equal to (i) in the case of overdue principal of any Loan, 2% plus the rate otherwise applicable to such Loan as provided in the preceding paragraphs of this Section or (ii) in the case of any other amount, 2% plus the rate applicable to ABR Loans as provided in paragraph (a) of this Section.

     (f) Accrued interest on each Loan shall be payable in arrears on each Interest Payment Date for such Loan and, in the case of Revolving Loans, upon termination of the Commitments; provided that (i) interest accrued pursuant to paragraph (e) of this Section shall be payable on demand, (ii) in the event of any repayment or prepayment of any Loan (other than a prepayment of an ABR Revolving Loan prior to the end of the Availability Period), accrued interest on the principal amount repaid or prepaid shall be payable on the date of such repayment or prepayment and (iii) in the event of any conversion of any Eurodollar Revolving Loan prior to the end of the current Interest Period therefor, accrued interest on such Loan shall be payable on the effective date of such conversion.

     (g) All interest hereunder shall be computed on the basis of a year of 360 days, except that interest computed by reference to the Alternate Base Rate at times when the Alternate Base Rate is based on the Prime Rate shall be computed on the basis of a year of 365 days (or 366 days in a leap year), and in each case shall be payable for the actual number of days elapsed (including the first day but excluding the last day). The applicable Alternate Base Rate, Adjusted LIBO Rate or LIBO Rate shall be determined by the Administrative Agent, and such determination shall be conclusive absent manifest error.

     SECTION 2.14. Alternate Rate of Interest. If prior to the commencement of any Interest Period for a Eurodollar Borrowing:

(a)

the Administrative Agent determines (which determination shall be conclusive absent manifest error) that adequate and reasonable means do not exist for ascertaining the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period; or

(b)

the Administrative Agent is advised by the Required Lenders (or, in the case of a Eurodollar Competitive Loan, the Lender that is required to make such Loan) that the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period will not adequately and fairly reflect the cost to such Lenders (or Lender) of making or maintaining their Loans (or its Loan) included in such Borrowing for such Interest Period;

then the Administrative Agent shall give notice thereof to the Borrower and the Lenders by telephone or telecopy as promptly as practicable thereafter and, until the Administrative Agent notifies the Borrower and the Lenders that the circumstances giving rise to such notice no longer exist, (i) any Interest Election Request that requests the conversion of any Revolving Borrowing to, or continuation of any Revolving Borrowing as, a Eurodollar Borrowing shall be ineffective, (ii) if any Borrowing Request requests a Eurodollar Revolving Borrowing, such Borrowing shall be made as an ABR Borrowing and (iii) any request by the Borrower for a Eurodollar Competitive Borrowing shall be ineffective; provided that (A) if the circumstances giving rise to such notice do not affect all the Lenders, then requests by the Borrower for Eurodollar Competitive Borrowings may be made to Lenders that are not affected thereby and (B) if the circumstances giving rise to such notice affect only one Type of Borrowings, then the other Type of Borrowings shall be permitted.

      SECTION 2.15. Increased Costs. (a) If any Change in Law shall:

(i)

impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender (except any such reserve requirement reflected in the Adjusted LIBO Rate) or any Issuing Bank; or

(ii)

impose on any Lender or any Issuing Bank or the London interbank market any other condition affecting this Agreement or Eurodollar Loans or Fixed Rate Loans made by such Lender or any Letter of Credit or participation therein;

and the result of any of the foregoing shall be to increase the cost to such Lender of making or maintaining any Eurodollar Loan or Fixed Rate Loan (or of maintaining its obligation to make any such Loan) or to increase the cost to such Lender or such Issuing Bank of participating in, issuing or maintaining any Letter of Credit or to reduce the amount of any sum received or receivable by such Lender or such Issuing Bank hereunder (whether of principal, interest or otherwise), then the Borrower will pay to such Lender or such Issuing Bank, as the case may be, such additional amount or amounts as will compensate such Lender or such Issuing Bank, as the case may be, for such additional costs incurred or reduction suffered.

     (b) If any Lender or any Issuing Bank reasonably determines that any Change in Law regarding capital requirements has or would have the effect of reducing the rate of return on such Lender’s or such Issuing Bank’s capital or on the capital of such Lender’s or such Issuing Bank’s holding company, if any, as a consequence of this Agreement or the Loans made by, or participations in Letters of Credit held by, such Lender, or the Letters of Credit issued by such Issuing Bank, to a level below that which such Lender or such Issuing Bank or such Lender’s or such Issuing Bank’s holding company could have achieved but for such Change in Law (taking into consideration such Lender’s or such Issuing Bank’s policies and the policies of such Lender’s or such Issuing Bank’s holding company with respect to capital adequacy), then from time to time the Borrower will pay to such Lender or such Issuing Bank, as the case may be, such additional amount or amounts as will compensate such Lender or such Issuing Bank or such Lender’s or such Issuing Bank’s holding company for any such reduction suffered.

     (c) A certificate of a Lender or an Issuing Bank setting forth the amount or amounts necessary to compensate such Lender or such Issuing Bank or its holding company, as the case may be, as specified in paragraph (a) or (b) of this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay such Lender or such Issuing Bank, as the case may be, the amount shown as due on any such certificate within 10 days after receipt thereof.

     (d) Failure or delay on the part of any Lender or any Issuing Bank to demand compensation pursuant to this Section shall not constitute a waiver of such Lender’s or such Issuing Bank’s right to demand such compensation; provided that the Borrower shall not be required to compensate a Lender or an Issuing Bank pursuant to this Section for any increased costs or reductions incurred more than 270 days prior to the date that such Lender or such Issuing Bank, as the case may be, notifies the Borrower of the Change in Law giving rise to such increased costs or reductions and of such Lender’s or such Issuing Bank’s intention to claim compensation therefor; provided further that, if the Change in Law giving rise to such increased costs or reductions is retroactive, then the 270-day period referred to above shall be extended to include the period of retroactive effect thereof.

46

     (e) Notwithstanding the foregoing provisions of this Section, a Lender shall not be entitled to compensation pursuant to this Section in respect of any Competitive Loan if the Change in Law that would otherwise entitle it to such compensation shall have been publicly announced prior to submission of the Competitive Bid pursuant to which such Loan was made.

     SECTION 2.16. Break Funding Payments. In the event of (a) the payment of any principal of any Eurodollar Loan or Fixed Rate Loan other than on the last day of an Interest Period applicable thereto (including as a result of an Event of Default), (b) the conversion of any Eurodollar Loan other than on the last day of the Interest Period applicable thereto, (c) the failure to borrow, convert, continue or prepay any Eurodollar Loan or Fixed Rate Loan on the date specified in any notice delivered pursuant hereto (regardless of whether such notice may be revoked under Section 2.11(b) and is revoked in accordance therewith), (d) the failure to borrow any Competitive Loan after accepting the Competitive Bid to make such Loan, or (e) the assignment of any Eurodollar Loan or Fixed Rate Loan other than on the last day of the Interest Period applicable thereto as a result of a request by the Borrower pursuant to Section 2.19, then, in any such event, the Borrower shall compensate each Lender for the loss, cost and expense attributable to such event. In the case of a Eurodollar Loan, such loss, cost or expense to any Lender shall be deemed to include an amount determined by such Lender to be the excess, if any, of (i) the amount of interest which would have accrued on the principal amount of such Loan had such event not occurred, at the Adjusted LIBO Rate that would have been applicable to such Loan, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert or continue, for the period that would have been the Interest Period for such Loan), over (ii) the amount of interest which would accrue on such principal amount for such period at the interest rate which such Lender would bid were it to bid, at the commencement of such period, for dollar deposits of a comparable amount and period from other banks in the eurodollar market. A certificate of any Lender setting forth any amount or amounts that such Lender is entitled to receive pursuant to this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay such Lender the amount shown as due on any such certificate within 10 days after receipt thereof.

     SECTION 2.17. Taxes. (a) Any and all payments by or on account of any obligation of the Borrower hereunder shall be made free and clear of and without deduction for any Indemnified Taxes or Other Taxes; provided that if the Borrower shall be required to deduct any Indemnified Taxes or Other Taxes from such payments, then (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) the Administrative Agent, Lender or Issuing Bank (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

     (b) In addition, the Borrower shall pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law.

     (c) The Borrower shall indemnify the Administrative Agent, each Lender and each Issuing Bank, within 10 days after written demand therefor, for the full amount of any Indemnified Taxes or Other Taxes paid by the Administrative Agent, such Lender or such Issuing Bank, as the case may be, on or with respect to any payment by or on account of any obligation of the Borrower hereunder (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this Section) and any penalties, interest and reasonable expenses arising therefrom or with respect thereto, whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to the Borrower by a Lender or an Issuing Bank, or by the Administrative Agent on its own behalf or on behalf of a Lender or an Issuing Bank, shall be conclusive absent manifest error.

     (d) As soon as practicable after any payment of Indemnified Taxes or Other Taxes by the Borrower to a Governmental Authority, the Borrower shall deliver to the Administrative Agent the original or a certified copy of a receipt issued by such Governmental Authority evidencing such payment, a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Administrative Agent.

     (e) Any Foreign Lender that is entitled to an exemption from or reduction of withholding tax under the law of the jurisdiction in which the Borrower is located, or any treaty to which such jurisdiction is a party, with respect to payments under this Agreement shall deliver to the Borrower (with a copy to the Administrative Agent), at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law or reasonably requested by the Borrower as will permit such payments to be made without withholding or at a reduced rate.

     SECTION 2.18. Payments Generally; Pro Rata Treatment; Sharing of Set-offs. (a) Except for payments required to be made hereunder in an Alternative Currency as expressly provided in Section 2.04(g), the Borrower shall make each payment required to be made by it hereunder (whether of principal, interest, fees or reimbursement of LC Disbursements, or of amounts payable under Section 2.15, 2.16 or 2.17, or otherwise) in dollars prior to 12:00 noon, New York City time, on the date when due, in immediately available funds, without set-off or counterclaim. All such payments shall be made to the Administrative Agent at its offices at 270 Park Avenue, New York, New York, except payments to be made directly to an Issuing Bank or Swingline Lender as expressly provided herein and except that payments pursuant to Sections 2.15, 2.16, 2.17 and 9.03 shall be made directly to the Persons entitled thereto. All payments to be made by the Borrower in an Alternative Currency pursuant to Section 2.04(g) shall be made in such Alternative Currency in such funds as may then be customary for the settlement of international transactions in such Alternative Currency for the account of the Administrative Agent at such time and at such place as shall have been notified by the Administrative Agent to the Borrower by not less than four Business Days’ notice. Any amounts received after the time required to be received hereunder on any date may, in the discretion of the Administrative Agent, be deemed to have been received on the next succeeding Business Day for purposes of calculating interest thereon. The Administrative Agent shall distribute any such payments received by it for the account of any other Person to the appropriate recipient promptly following receipt thereof. If any payment hereunder shall be due on a day that is not a Business Day, the date for payment shall be extended to the next succeeding Business Day, and, in the case of any payment accruing interest, interest thereon shall be payable for the period of such extension. Except for payments required to be made hereunder in an Alternative Currency as expressly provided in Section 2.04(g), all payments hereunder shall be made in dollars.

     (b) If at any time insufficient funds are received by and available to the Administrative Agent to pay fully all amounts of principal, unreimbursed LC Disbursements, interest and fees then due hereunder, such funds shall be applied (i) first, towards payment of interest and fees then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of interest and fees then due to such parties, and (ii) second, towards payment of principal and unreimbursed LC Disbursements then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of principal and unreimbursed LC Disbursements then due to such parties; provided that all funds received by the Administrative Agent in an Alternative Currency pursuant to Section 2.04(g) shall be applied ratably to the payment of amounts due with respect to Competitive Loans in such Alternative Currency in accordance with the provisions of this paragraph to the parties entitled thereto in accordance with the amounts then due to such parties.

     (c) If any Lender shall, by exercising any right of set-off or counterclaim or otherwise, obtain payment in respect of any principal of or interest on any of its Revolving Loans or participations in LC Disbursements or Swingline Loans resulting in such Lender receiving payment of a greater proportion of the aggregate amount of its Revolving Loans and participations in LC Disbursements and Swingline Loans and accrued interest thereon than the proportion received by any other Lender, then the Lender receiving such greater proportion shall purchase (for cash at face value) participations in the Revolving Loans and participations in LC Disbursements and Swingline Loans of other Lenders to the extent necessary so that the benefit of all such payments shall be shared by the Lenders ratably in accordance with the aggregate amount of principal of and accrued interest on their respective Revolving Loans and participations in LC Disbursements and Swingline Loans; provided that (i) if any such participations are purchased and all or any portion of the payment giving rise thereto is recovered, such participations shall be rescinded and the purchase price restored to the extent of such recovery, without interest, and (ii) the provisions of this paragraph shall not be construed to apply to any payment made by the Borrower pursuant to and in accordance with the express terms of this Agreement or any payment obtained by a Lender as consideration for the assignment of or sale of a participation in any of its Loans or participations in LC Disbursements to any assignee or participant, other than to the Borrower or any Subsidiary or Affiliate thereof (as to which the provisions of this paragraph shall apply). The Borrower consents to the foregoing and agrees, to the extent it may effectively do so under applicable law, that any Lender acquiring a participation pursuant to the foregoing arrangements may exercise against the Borrower rights of set-off and counterclaim with respect to such participation as fully as if such Lender were a direct creditor of the Borrower in the amount of such participation.

     (d) Unless the Administrative Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Administrative Agent for the account of the Lenders or any Issuing Bank hereunder that the Borrower will not make such payment, the Administrative Agent may assume that the Borrower has made such payment on such date in accordance herewith and may, in reliance upon such assumption, distribute to the Lenders or any Issuing Bank, as the case may be, the amount due. In such event, if the Borrower has not in fact made such payment, then each of the Lenders or each Issuing Bank, as the case may be, severally agrees to repay to the Administrative Agent forthwith on demand the amount so distributed to such Lender or such Issuing Bank with interest thereon, for each day from and including the date such amount is distributed to it to but excluding the date of payment to the Administrative Agent, at the greater of the Federal Funds Effective Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation.

     (e) If any Lender shall fail to make any payment required to be made by it pursuant to Section 2.05(c), 2.06(d) or (e), 2.07(b) or 2.18(d), then the Administrative Agent may, in its discretion (notwithstanding any contrary provision hereof), apply any amounts thereafter received by the Administrative Agent for the account of such Lender to satisfy such Lender’s obligations under such Sections until all such unsatisfied obligations are fully paid.

     SECTION 2.19. Mitigation Obligations; Replacement of Lenders. (a) If any Lender requests compensation under Section 2.15, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.17, then such Lender shall use reasonable efforts to file any certificate or document reasonably requested by the Borrower or designate a different lending office for funding or booking its Loans hereunder or to assign its rights and obligations hereunder to another of its offices, branches or affiliates, if such filing, designation or assignment (i) would eliminate or reduce amounts payable pursuant to Section 2.15 or 2.17, as the case may be, in the future and (ii) in the judgment of such Lender, would not subject such Lender to any unreimbursed cost or expense and would not otherwise be disadvantageous to such Lender. The Borrower hereby agrees to pay all reasonable costs and expenses incurred by any Lender in connection with any such designation or assignment.

     (b) If any Lender requests compensation under Section 2.15, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.17, or if any Lender defaults in its obligation to fund Loans hereunder, or if the Borrower is entitled to replace a Lender pursuant to Section 9.02(c), then the Borrower may, at its sole expense and effort, upon notice to such Lender and the Administrative Agent, require such Lender to assign and delegate, without recourse (in accordance with and subject to the restrictions contained in Section 9.04), all its interests, rights and obligations under this Agreement (other than in respect of any outstanding Competitive Loans held by it) to an assignee that shall assume such obligations (which assignee may be another Lender, if a Lender accepts such assignment); provided that (i) the Borrower shall have received the prior written consent of the Administrative Agent, which consent shall not be unreasonably withheld, (ii) such Lender shall have received payment of an amount equal to the outstanding principal of its Loans (other than Competitive Loans) and participations in LC Disbursements and Swingline Loans, accrued interest thereon, accrued fees and all other amounts payable to it hereunder, from the assignee (to the extent of such outstanding principal and accrued interest and fees) or the Borrower (in the case of all other amounts) and (iii) in the case of any such assignment resulting from a claim for compensation under Section 2.15 or payments required to be made pursuant to Section 2.17, such assignment will result in a reduction in such compensation or payments. A Lender shall not be required to make any such assignment and delegation if, prior thereto, as a result of a waiver by such Lender or otherwise, the circumstances entitling the Borrower to require such assignment and delegation cease to apply.

     SECTION 2.20. Increase in Commitments. (a) The Borrower may, by written notice to the Administrative Agent (which shall promptly deliver a copy to each of the Lenders), request that the total Commitments be increased; provided that the total Commitments shall not be increased by more than $250,000,000 during the term of this Agreement pursuant to this Section. Such notice shall set forth the amount of the requested increase in the total Commitments and the date on which such increase is requested to become effective (which shall be not less than 10 Business Days or more than 60 days after the date of such notice), and shall offer each Lender the opportunity to increase its Commitment by its Applicable Percentage of the proposed increased amount. Each Lender shall, by notice to the Borrower and the Administrative Agent given not more than 10 days after the date of the Borrower’s notice, either agree to increase its Commitment by all or a portion of the offered amount (each Lender so agreeing being an “Increasing Lender”) or decline to increase its Commitment (and any Lender that does not deliver such a notice within such period of 10 days shall be deemed to have declined to increase its Commitment). In the event that, on the 10th day after the Borrower shall have delivered a notice pursuant to the first sentence of this paragraph, the Lenders shall have agreed pursuant to the preceding sentence to increase their Commitments by an aggregate amount less than the increase in the total Commitments requested by the Borrower, the Borrower may arrange for one or more banks or other financial institutions (any such bank or other financial institution being called an “Augmenting Lender”), which may include any Lender, to extend Commitments or increase their existing Commitments in an aggregate amount equal to the unsubscribed amount; provided that each Augmenting Lender, if not already a Lender hereunder, shall be subject to the approval of the Administrative Agent, each Issuing Bank and each Swingline Lender (such approvals not to be unreasonably withheld), and the Borrower and each Augmenting Lender shall execute all such documentation as the Administrative Agent shall reasonably specify to evidence its Commitment and/or its status as a Lender hereunder. Any increase in the total Commitments may be made in an amount which is less than the increase requested by the Borrower if the Borrower is unable to arrange for, or chooses not to arrange for, Augmenting Lenders.

     (b) On the effective date (the “Increase Effective Date”) of any increase in the total Commitments pursuant to this Section 2.20 (the “Commitment Increase”), if any Revolving Loans are outstanding, the Borrower (i) shall prepay all Revolving Loans then outstanding (including all accrued but unpaid interest thereon) and (ii) may, at its option, fund such prepayment by simultaneously borrowing Revolving Loans of the Types and for the Interest Periods specified in a Borrowing Request delivered pursuant to Section 2.03, which Revolving Loans shall be made by the Lenders (including the Increasing Lenders and the Augmenting Lenders, if any) ratably in accordance with their respective Commitments (calculated after giving effect to the Commitment Increase). The payments made pursuant to clause (i) above in respect of each Eurodollar Loan shall be subject to Section 2.16.

     (c) Increases and new Commitments created pursuant to this Section 2.20 shall become effective on the date specified in the notice delivered by the Borrower pursuant to the first sentence of paragraph (a) above; provided that the Borrower may, with the consent of the Administrative Agent (such consent not to be unreasonably withheld), extend such date by up to 30 days by delivering written notice to the Administrative Agent no less than three Business Days prior to the date specified in the notice delivered by the Borrower pursuant to the first sentence of paragraph (a) above.

     (d) Notwithstanding the foregoing, no increase in the total Commitments (or in the Commitment of any Lender) or addition of an Augmenting Lender shall become effective under this Section unless (i) on the date of such increase, the conditions set forth in paragraphs (a) and (b) of Section 4.02 shall be satisfied and the Administrative Agent shall have received a certificate to that effect dated such date and executed by a Financial Officer of the Borrower, and (ii) the Administrative Agent shall have received (with sufficient copies for each of the Lenders) documents consistent with those delivered on the Effective Date under clauses (c) and (d) of Section 4.01.

ARTICLE III

Representations and Warranties

     The Borrower represents and warrants to the Lenders that:

     SECTION 3.01. Organization; Powers. Each of the Borrower and its Subsidiaries is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, has all requisite power and authority to carry on its business as now conducted and is qualified to do business in, and is in good standing in, every jurisdiction where such qualification is required, in each case except where the failure to do so, individually or in the aggregate, would not reasonably be expected to result in a Material Adverse Effect.

     SECTION 3.02. Authorization; Enforceability. The Transactions to be entered into by each Loan Party are within such Loan Party’s corporate powers and have been duly authorized by all necessary corporate and, if required, stockholder action. This

Agreement and any promissory notes issued pursuant to Section 2.10(e) have been duly executed and delivered by the Borrower and constitute, and the Guarantee Agreement when executed and delivered by any Loan Party that becomes party thereto will constitute, a legal, valid and binding obligation of the Borrower or such Loan Party, as the case may be, enforceable in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium or other laws affecting creditors’ rights generally and subject to general principles of equity, regardless of whether considered in a proceeding in equity or at law.

     SECTION 3.03. Governmental Approvals; No Conflicts. The Transactions (a) do not require any consent or approval of, registration or filing with, or any other action by, any Governmental Authority, except such as have been obtained or made and are in full force and effect, (b) will not violate any applicable law or regulation or the charter, by-laws or other organizational documents of the Borrower or any of its Subsidiaries or any order of any Governmental Authority, (c) will not violate or result in a default under any indenture, agreement or other instrument binding upon the Borrower or any of its Subsidiaries or its assets, or give rise to a right thereunder to require any payment (other than pursuant to this Agreement or repayment of amounts owing under the Existing Credit Agreement) to be made by the Borrower or any of its Subsidiaries, and (d) will not result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries, except, with respect to clauses (b) and (c), any such violations, defaults and payments which, individually or in the aggregate, would not reasonably be expected to result in a Material Adverse Effect and except, with respect to clause (d), any such Liens set forth in Schedule 6.02.

     SECTION 3.04. Financial Condition; No Material Adverse Change. (a) The Borrower has heretofore furnished to the Lenders (i) its consolidated balance sheet and statements of income, stockholder’s equity and cash flows as of and for the fiscal year ended December 27, 2003, reported on by KPMG LLP, independent public accountants, and (ii) its condensed consolidated balance sheet as of March 23, 2004, its condensed consolidated statements of income for the 12 week periods ended March 23, 2004 and March 24, 2004, and its condensed consolidated statements of cash flows for the 12 week periods ended March 23, 2004 and March 24, 2004, certified by its Financial Officer. Such financial statements present fairly, in all material respects, the financial position and results of operations and cash flows of the Borrower and its consolidated Subsidiaries as of such dates and for such periods in accordance with GAAP, subject to year-end audit adjustments and the absence of footnotes in the case of the statements referred to in clause (ii) above.

     (b) As of the Effective Date, there has been no material adverse change in the business, assets, operations or condition, financial or otherwise, of the Borrower and its Subsidiaries, taken as a whole since December 27, 2003.

     SECTION 3.05. Properties. (a) Each of the Borrower and its Subsidiaries has good title to, or valid leasehold interests in, all its real and personal property material to the business of the Borrower and its Subsidiaries on a consolidated basis, except for minor defects in title and other matters that do not interfere with their ability to conduct their businesses on a consolidated basis as currently conducted or to utilize such properties for their intended purposes on a consolidated basis.

     (b) Each of the Borrower and its Subsidiaries owns, or is licensed to use, all trademarks, tradenames, copyrights, patents and other intellectual property material to the business of the Borrower and its Subsidiaries on a consolidated basis, and the use thereof by the Borrower and its Subsidiaries does not infringe upon the rights of any other Person, except for any such infringements that, individually or in the aggregate, would not reasonably be expected to result in a Material Adverse Effect.

     SECTION 3.06. Litigation and Environmental Matters. (a) There are no actions, suits or proceedings (and, to the knowledge of the Borrower, there are no investigations) by or before any arbitrator or Governmental Authority pending against or, to the knowledge of the Borrower, threatened against or affecting the Borrower or any of its Subsidiaries (i) as to which there is a reasonable likelihood of an adverse determination and that, if adversely determined, would reasonably be expected, individually or in the aggregate, to result in a Material Adverse Effect (other than the Disclosed Matters) or (ii) that, other than actions, suits or proceedings commenced by the Administrative Agent or any Lender, involve this Agreement or the Transactions.

     (b) Except for the Disclosed Matters and except with respect to any other matters that, individually or in the aggregate, would not reasonably be expected to result in a Material Adverse Effect, neither the Borrower nor any of its Subsidiaries (i) has failed to comply with any Environmental Law or to obtain, maintain or comply with any permit, license or other approval required under any Environmental Law, (ii) has become subject to any Environmental Liability, (iii) has received notice of any claim with respect to any Environmental Liability or (iv) knows of any basis for any Environmental Liability.

     (c) Since the date of this Agreement, there has been no change in the status of the Disclosed Matters that, individually or in the aggregate, has resulted in, or would reasonably be expected to result in, a Material Adverse Effect.

     SECTION 3.07. Compliance with Laws and Agreements. Each of the Borrower and its Subsidiaries is in compliance with all laws, regulations and orders of any Governmental Authority applicable to it or its property and all indentures, agreements and other instruments binding upon it or its property, except where the failure to do so, individually or in the aggregate, would not reasonably be expected to result in a Material Adverse Effect. No Default has occurred and is continuing.

     SECTION 3.08. Investment and Holding Company Status. Neither the Borrower nor any of its Subsidiaries is (a) an “investment company” as defined in, or subject to regulation under, the Investment Company Act of 1940 or (b) a “holding company” as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

     SECTION 3.09. Taxes. Each of the Borrower and its Subsidiaries has timely filed or caused to be filed all Tax returns and reports required to have been filed and has paid or caused to be paid all Taxes required to have been paid by it, except (a) Taxes that are being contested in good faith by appropriate proceedings and for which the Borrower or such Subsidiary, as applicable, has set aside on its books adequate reserves or (b) to the extent that the failure to do so would not reasonably be expected to result in a Material Adverse Effect.

     SECTION 3.10. ERISA. No ERISA Event has occurred or is reasonably expected to occur that, when taken together with all other such ERISA Events for which liability is reasonably expected to occur, would reasonably be expected to result in a Material Adverse Effect. The present value of all accumulated benefit obligations of all underfunded Plans (based on the assumptions used for purposes of Statement of Financial Accounting Standards No. 87) did not, as of the date of the most recent financial statements reflecting such amounts, exceed the fair market value of the assets of all such underfunded Plans by an amount which, if it were required to be fully paid, would reasonably be expected to result in a Material Adverse Effect.

     SECTION 3.11. Disclosure. The Borrower has disclosed to the Lenders all agreements, instruments and corporate or other restrictions to which it or any of its Subsidiaries is subject, and all other matters known to it, that, individually or in the aggregate, would reasonably be expected to result in a Material Adverse Effect; provided that, for purposes of this sentence, any information disclosed in any publicly available filing made by the Borrower with the Securities and Exchange Commission pursuant to the rules and regulations of the Securities and Exchange Commission shall be considered to have been disclosed to the Lenders. Except as set forth in Schedule 3.11, neither the Information Memorandum nor any of the other reports, financial statements, certificates or other information furnished by or on behalf of the Borrower by any of its authorized representatives to the Administrative Agent or any Lender in connection with the negotiation of this Agreement or delivered hereunder (as modified or supplemented by other information so furnished), when taken as a whole, contained, at the time so furnished, any material misstatement of fact or omitted, at the time so furnished, to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made and the nature and scope of the report, financial statement, certificate or other information being furnished, not materially misleading; provided that, with respect to projected financial information, the Borrower represents only that such information was prepared in good faith based upon assumptions believed to be reasonable at the time.

     SECTION 3.12. Initial Guarantors. As of the Effective Date, there are no Principal Domestic Subsidiaries other than the Initial Guarantors.

ARTICLE IV

Conditions

     SECTION 4.01. Effective Date. The amendment and restatement of the Existing Credit Agreement as provided herein and the obligations of the Lenders to make Loans and of the Issuing Banks to issue Letters of Credit hereunder shall not become effective until the date on which each of the following conditions is satisfied (or waived in accordance with Section 9.02):

(a)

The Administrative Agent (or its counsel) shall have received from each party hereto either (i) a counterpart of this Agreement signed on behalf of such party or (ii) written evidence satisfactory to the Administrative Agent (which may include telecopy transmission of a signed signature page of this Agreement) that such party has signed a counterpart of this Agreement.

(b)

The Administrative Agent (or its counsel) shall have received from each of the Borrower and the Initial Guarantors either (i) a counterpart of the Guarantee Agreement signed on behalf of such party or (ii) written evidence satisfactory to the Administrative Agent (which may include telecopy transmission of a signed signature page of the Guarantee Agreement) that such party has signed a counterpart of the Guarantee Agreement.

(c)

The Administrative Agent shall have received a favorable written opinion (addressed to the Administrative Agent and the Lenders and dated the Effective Date) of each of Mayer, Brown, Rowe & Maw LLP and Matthew Preston, Esq., counsel for the Loan Parties, substantially in the form of Exhibits C-1 and C-2, respectively, and covering such other matters relating to the Loan Parties, the Loan Documents or the Transactions as the Required Lenders shall reasonably request. The Borrower hereby requests such counsel to deliver such opinion.

(d)

The Administrative Agent shall have received such documents and certificates as the Administrative Agent or its counsel may reasonably request relating to the organization, existence and good standing of the Loan Parties, the authorization of the Transactions and any other legal matters relating to the Loan Parties, the Loan Documents or the Transactions, all in form and substance reasonably satisfactory to the Administrative Agent and its counsel.

(e)

The Administrative Agent shall have received a certificate, dated the Effective Date and signed by the President, a Vice President or a Financial Officer of the Borrower, solely in his capacity as such and not individually, confirming compliance with the conditions set forth in paragraphs (a) and (b) of Section 4.02.

(f)

The Administrative Agent shall have received all fees and other amounts due and payable on or prior to the Effective Date, including, to the extent invoiced, reimbursement or payment of all out-of-pocket expenses required to be reimbursed or paid by the Borrower hereunder.

(g)

All outstanding loans, accrued and unpaid interest thereon and accrued an unpaid fees and other amounts accrued and owing under the Existing Credit Agreement shall be paid in full (without prejudice to the Borrower’s right to borrow hereunder in order to finance such payment) and all commitments under the Existing Credit Agreement (except those that are continuing as Commitments hereunder) shall have been terminated.

The Administrative Agent shall notify the Borrower and the Lenders of the Effective Date, and such notice shall be conclusive and binding. Notwithstanding the foregoing, the amendment and restatement of the Existing Credit Agreement and the obligations of the Lenders to make Loans and of the Issuing Banks to issue Letters of Credit hereunder shall not become effective unless each of the foregoing conditions is satisfied (or waived pursuant to Section 9.02) at or prior to 3:00 p.m., New York City time, on September 30, 2004 (and, in the event such conditions are not so satisfied or waived, the Commitments shall terminate at such time).

     SECTION 4.02. Each Credit Event. The obligation of each Lender to make a Loan on the occasion of any Borrowing, and of any Issuing Bank to issue, amend, renew or extend any Letter of Credit, is subject to the satisfaction of the following conditions:

(a)

The representations and warranties of the Borrower set forth in this Agreement shall be true and correct (or, in the case of any representation or warranty not qualified as to materiality, true and correct in all material respects) on and as of the date of such Borrowing or the date of issuance, amendment, renewal or extension of such Letter of Credit, as applicable, except to the extent that any such representations and warranties expressly relate to an earlier date in which case any such representations and warranties shall be true and correct (or, in the case of any such representation or warranty not qualified as to materiality, true and correct in all material respects) at and as of such earlier date.

(b)

At the time of and immediately after giving effect to such Borrowing or the issuance, amendment, renewal or extension of such Letter of Credit, as applicable, no Default shall have occurred and be continuing.

Each Borrowing and each issuance, amendment, renewal or extension of a Letter of Credit shall be deemed to constitute a representation and warranty by the Borrower on the date thereof as to the matters specified in paragraphs (a) and (b) of this Section.

ARTICLE V

Affirmative Covenants

     Until the Commitments have expired or been terminated and the principal of and interest on each Loan and all fees payable hereunder shall have been paid in full and all Letters of Credit shall have expired or terminated and all LC Disbursements shall have been reimbursed, the Borrower covenants and agrees with the Lenders that:

     SECTION 5.01. Financial Statements and Other Information. The Borrower will furnish to the Administrative Agent (with sufficient copies for each Lender):

     (a) within 90 days after the end of each fiscal year of the Borrower, its audited consolidated balance sheet and related statements of operations, stockholders’ equity and cash flows as of the end of and for such year, setting forth in each case in comparative form the figures for the previous fiscal year, all reported on by KPMG LLP or other independent public accountants of recognized national standing (without a “going concern” or like qualification or exception and without any qualification or exception as to the scope of such audit) to the effect that such consolidated financial statements present fairly in all material respects the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP (identifying in an explanatory paragraph any material accounting changes); provided that delivery of the Borrower’s form 10-K containing the information required to be contained therein pursuant to the rules and regulations of the Securities and Exchange Commission, including the financial statements described above reported on by KPMG LLP or other independent public accountants of recognized national standing (without a “going concern” or like qualification or exception and without any qualification or exception as to the scope of such audit), shall be deemed to satisfy the requirements of this clause (a);

     (b) within 45 days after the end of each of the first three fiscal quarters of each fiscal year of the Borrower, its condensed consolidated balance sheet and related statements of operations, stockholders’ equity and cash flows as of the end of and for such fiscal quarter and the then elapsed portion of the fiscal year, setting forth in each case in comparative form the figures for the corresponding period or periods of (or, in the case of the balance sheet, as of the end of) the previous fiscal year, all certified by one of its Financial Officers as presenting fairly in all material respects the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments and the absence of footnotes; provided that delivery of the Borrower’s Form 10-Q, containing the information required to be contained therein pursuant to the rules and regulations of the Securities and Exchange Commission, together with the certificate of a Financial Officer as described above, shall be deemed to satisfy the requirements of this clause (b);

     (c) concurrently with any delivery of financial statements under clause (a) or (b) above, a certificate of a Financial Officer of the Borrower (i) certifying as to whether a Default has occurred and, if a Default has occurred, specifying the details thereof and any action taken or proposed to be taken with respect thereto, (ii) setting forth reasonably detailed calculations demonstrating compliance with Sections 6.01, 6.06, 6.09 and 6.10 (including any adjustments necessary to reflect the existence of any Excluded Subsidiaries) and (iii) stating whether any material change in GAAP or in the application thereof has occurred since the date of the audited financial statements referred to in Section 3.04 and, if any such change has occurred, specifying the effect of such change on the financial statements accompanying such certificate;

     (d) concurrently with any delivery of financial statements under clause (a) above, a certificate of the accounting firm that reported on such financial statements stating whether they obtained knowledge during the course of their examination of such financial statements of any Default (which certificate may be limited to the extent required by accounting rules or guidelines);

     (e) promptly after the same become publicly available, copies of all periodic and other reports, proxy statements and other materials filed by the Borrower or any Subsidiary with the Securities and Exchange Commission, or any Governmental Authority succeeding to any or all of the functions of said Commission, or with any national securities exchange, or distributed by the Borrower to its shareholders generally, as the case may be; and

     (f) promptly following any request therefor, such other information regarding the operations, business affairs and financial condition of the Borrower or any Subsidiary, or compliance with the terms of this Agreement, as the Administrative Agent or any Lender may reasonably request; provided that any request by a Lender for any information pursuant to this clause (f) shall be made through the Administrative Agent.

Any financial statement, report, proxy statement or other material required to be delivered pursuant to clause (a), (b) or (e) of this Section shall be deemed to have been furnished to the Administrative Agent and each Lender on the date that the Borrower notifies the Administrative Agent that such financial statement, report, proxy statement or other material is posted on the Securities and Exchange Commission’s website at www.sec.gov; provided that the Administrative Agent will promptly inform the Lenders of any such notification by the Borrower; provided, further that the Borrower will furnish paper copies of such financial statement, report, proxy statement or material to the Administrative Agent or any Lender that requests, by notice to the Borrower, that the Borrower do so, until the Borrower receives notice from the Administrative Agent or such Lender, as applicable, to cease delivering such paper copies.

     SECTION 5.02. Notices of Material Events. The Borrower will furnish to the Administrative Agent written notice of any of the following promptly after a Financial Officer or other executive officer of the Borrower becomes aware thereof:

     (a) the occurrence of any Default;

     (b) the filing or commencement of any action, suit or proceeding by or before any arbitrator or Governmental Authority against or affecting the Borrower or any Affiliate thereof that, if adversely determined, would reasonably be expected to result in a Material Adverse Effect;

     (c) the occurrence of any ERISA Event that, alone or together with any other ERISA Events that have occurred, could reasonably be expected to result in liability of the Borrower and its Subsidiaries in an aggregate amount exceeding $75,000,000; and

     (d) any other development (except any change in general economic conditions) that results in, or would reasonably be expected to result in, a Material Adverse Effect.

     Each notice delivered under this Section shall be accompanied by a statement of a Financial Officer or other executive officer of the Borrower setting forth the details of the event or development requiring such notice and any action taken or proposed to be taken with respect thereto.

     SECTION 5.03. Existence; Conduct of Business. The Borrower will, and will cause each of its Subsidiaries to, do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence and the rights, licenses, permits, privileges and franchises material to the conduct of the business of the Borrower and its Subsidiaries on a consolidated basis; provided that the foregoing shall not prohibit any merger, consolidation, liquidation, dissolution or sale of assets permitted under Section 6.03.

     SECTION 5.04. Payment of Obligations. The Borrower will, and will cause each of its Subsidiaries to, pay its obligations, including Tax liabilities, that, if not paid, would reasonably be expected to result in a Material Adverse Effect before the same shall become delinquent or in default, except where (a) the validity or amount thereof is being contested in good faith by appropriate proceedings, (b) the Borrower or such Subsidiary has set aside on its books adequate reserves with respect thereto in accordance with GAAP and (c) the failure to make payment pending such contest would not reasonably be expected to result in a Material Adverse Effect.

     SECTION 5.05. Maintenance of Properties; Insurance. The Borrower will, and will cause each of its Subsidiaries to, (a) keep and maintain all property material to the conduct of their business on a consolidated basis in good working order and condition, ordinary wear and tear excepted, and (b) maintain, with financially sound and reputable insurance companies (or pursuant to self-insurance arrangements that are consistent with those used by other companies that are similarly situated), insurance in such amounts and against such risks as are customarily maintained by companies engaged in the same or similar businesses operating in the same or similar locations.

     SECTION 5.06. Books and Records; Inspection Rights. The Borrower will, and will cause each of its Subsidiaries to, keep proper books of record and account in which full, true and correct entries are made of all dealings and transactions in relation to its business and activities. The Borrower will, and will cause each of its Subsidiaries to, permit any representatives designated by the Administrative Agent or any Lender, upon reasonable prior notice, to visit and inspect its properties, to examine and make extracts from its books and records, and to discuss its affairs, finances and condition with its officers and independent accountants, all during normal business hours; provided that, in the case of any Lender, unless an Event of Default has occurred and is continuing, the Borrower shall not be required to permit any such visits by such Lender or its representatives pursuant to this Section more than once during any calendar year (and the Lenders will exercise reasonable efforts to coordinate such visits through the Administrative Agent).

     SECTION 5.07. Compliance with Laws. The Borrower will, and will cause each of its Subsidiaries to, comply with all laws, rules, regulations and orders of any Governmental Authority applicable to it or its property, except where the failure to do so, individually or in the aggregate, would not reasonably be expected to result in a Material Adverse Effect.

     SECTION 5.08. Use of Proceeds and Letters of Credit. The proceeds of all Loans will be used only for general corporate purposes, including acquisitions. No part of the proceeds of any Loan will be used, whether directly or indirectly, for any purpose that entails a violation of any of the Regulations of the Board, including Regulations U and X. Letters of Credit will be issued only for general corporate purposes.

     SECTION 5.09. Principal Domestic Subsidiaries. Promptly after any Subsidiary (including any Subsidiary formed or acquired after the date of execution and delivery of this Agreement) that is not a Guarantor becomes a Principal Domestic Subsidiary, the Borrower will cause such Subsidiary to enter into the Guarantee Agreement and become a Guarantor as provided in the Guarantee Agreement; provided that (a) the foregoing shall not apply to any Securitization Subsidiary and (b) this Section shall not apply after all the Guarantees under the Guarantee Agreement have been released and terminated pursuant to Section 11 thereof.

ARTICLE VI

Negative Covenants

     Until the Commitments have expired or terminated and the principal of and interest on each Loan and all fees payable hereunder have been paid in full and all Letters of Credit have expired or terminated and all LC Disbursements shall have been reimbursed, the Borrower covenants and agrees with the Lenders that:

     SECTION 6.01. Subsidiary Indebtedness. The Borrower will not permit the aggregate principal amount of Indebtedness of its Domestic Subsidiaries (excluding (a) any Indebtedness of a Domestic Subsidiary owed to the Borrower or another Domestic Subsidiary, (b) any Indebtedness of a Guarantor, so long as its Guarantee under the Guarantee Agreement remains in effect, (c) any Indebtedness of a Securitization Subsidiary that is included in calculating the Securitization Amount, (d) any Guarantee by a Domestic Subsidiary of Indebtedness of a Foreign Subsidiary, if the assets of such Domestic Subsidiary consist solely of investments in Foreign Subsidiaries and a de minimis amount of other assets, and (e) Indebtedness existing as of the Effective Date and set forth on Schedule 6.01, but including (except as provided in clause (d) above) any Guarantee by a Domestic Subsidiary (other than a Guarantor) of Indebtedness of any other Person, including the Borrower, a Guarantor or a Foreign Subsidiary) at any time to exceed $200,000,000.

     SECTION 6.02. Liens. The Borrower will not, and will not permit any Subsidiary to, create, incur, assume or permit to exist any Lien on any property or asset now owned or hereafter acquired by it, or assign or sell any income or revenues (including accounts receivable) or rights in respect of any thereof, except:

     (a) Permitted Encumbrances;

     (b) any Lien on any property or asset of the Borrower or any Domestic Subsidiary existing on the date hereof; provided that (i) such Lien shall not apply to any other property or asset of the Borrower or any Subsidiary and (ii) such Lien shall secure only those obligations which it secures on the date hereof and refinancings, extensions, renewals and replacements thereof that do not increase the outstanding principal amount thereof; provided further that any such Lien securing obligations in excess of $2,000,000 shall not be permitted under this clause (b) unless such Lien is set forth in Schedule 6.02;

     (c) any Lien existing on any property or asset prior to the acquisition thereof by the Borrower or any Subsidiary or existing on any property or asset of any Person that becomes a Subsidiary after the date hereof prior to the time such Person becomes a Subsidiary; provided that (i) such Lien is not created in contemplation of or in connection with such acquisition or such Person becoming a Subsidiary, as the case may be, (ii) such Lien shall not apply to any other property or assets of the Borrower or any Subsidiary and (iii) such Lien shall secure only those obligations which it secures on the date of such acquisition or the date such Person becomes a Subsidiary, as the case may be and extensions, renewals and replacements thereof that do not increase the outstanding principal amount thereof;

     (d) Liens on fixed or capital assets (including equipment) hereafter acquired, constructed or improved by the Borrower or any Subsidiary; provided that (i) such security interests secure Indebtedness incurred to finance the acquisition, construction or improvement of such fixed or capital assets, (ii) such security interests and the Indebtedness secured thereby are incurred prior to or within 90 days after such acquisition or the completion of such construction or improvement, (iii) the Indebtedness secured thereby does not exceed 90% of the cost of acquiring, constructing or improving such fixed or capital assets and (iv) such security interests shall not apply to any other property or assets of the Borrower or any Subsidiary;

     (e) Liens securing Capital Lease Obligations arising out of Sale and Lease-Back Transactions; provided that (i) such Sale and Lease-Back Transaction is consummated within 90 days after the purchase by the Borrower or a Subsidiary of the property or assets which are the subject of such Sale and Lease-Back Transaction and (ii) such Liens do not at any time encumber any property or assets other than the property or assets that are the subject of such Sale and Lease-Back Transaction;

     (f) any Lien on any property or asset of any Subsidiary securing obligations in favor of the Borrower or any other Subsidiary;

     (g) any Lien on any property or asset of any Foreign Subsidiary securing obligations of any Foreign Subsidiary; and

     (h) Permitted Securitization Transactions, Liens arising in connection with any Permitted Securitization Transaction and other Liens not otherwise permitted by the foregoing clauses of this Section; provided that the Lien Basket Amount shall not at any time exceed 15% of the Consolidated Net Tangible Assets of the Borrower.

     SECTION 6.03. Fundamental Changes. (a) The Borrower will not, and will not permit any Subsidiary to, merge into or consolidate with any other Person, or permit any other Person to merge into or consolidate with it, or sell, transfer, lease or otherwise dispose of (in one transaction or in a series of transactions) all or any substantial part of the assets of the Borrower and the Subsidiaries (taken as a whole), or liquidate or dissolve, except that, if at the time thereof and immediately after giving effect thereto no Event of Default shall have occurred and be continuing and no Default shall result therefrom (i) any Person may merge into the Borrower in a transaction in which the Borrower is the surviving corporation, (ii) any Person may merge with any Subsidiary in a transaction in which the surviving entity is a Subsidiary, (iii) the Borrower may sell, transfer, lease or otherwise dispose of assets to a Subsidiary or a Subsidiary may sell, transfer, lease or otherwise dispose of assets to the Borrower or another Subsidiary, (iv) any Subsidiary may liquidate or dissolve if the Borrower determines in good faith that such liquidation or dissolution is in the best interests of the Borrower and is not materially disadvantageous to the Lenders, (v) the Borrower and its Subsidiaries may sell, transfer, lease or otherwise dispose of any Foreign Subsidiary or any assets of any Foreign Subsidiary, (vi) this Section shall not be construed to restrict investments permitted by Section 6.04, (vii) this Section shall not be construed to restrict Permitted Securitization Transactions, (viii) the Borrower and its Subsidiaries may sell, transfer, lease or otherwise dispose of assets used or formerly used in its Long John Silver’s business and (ix) the Borrower and its Subsidiaries may sell, transfer, lease or otherwise dispose of assets with an aggregate fair market value not exceeding $300,000,000 during the term of this Agreement (in addition to sales, transfers, leases and other dispositions of assets that would not be prohibited by this Section without giving effect to this clause (ix)); provided that any merger permitted by clause (i) or (ii) of this Section involving a Person that is not a wholly owned Subsidiary immediately prior to such merger shall not be permitted unless also permitted by Section 6.04.

     (b) A substantial majority of the business engaged in by the Borrower and its Subsidiaries will continue to be businesses of the type conducted by the Borrower and its Subsidiaries on the Effective Date and businesses reasonably related thereto; provided that the foregoing shall not be construed to restrict the conduct of businesses that are limited to serving the Borrower and its Subsidiaries and their respective franchisees and licensees, such as the creation of Subsidiaries to conduct insurance or inventory purchasing activities for the Borrower and its Subsidiaries and their respective franchisees and licensees.

     SECTION 6.04. Investments, Loans, Advances, Guarantees and Acquisitions. The Borrower will not, and will not permit any of its Subsidiaries to, purchase, hold or acquire (including pursuant to any merger with any Person that was not a wholly owned Subsidiary prior to such merger) any capital stock, evidences of indebtedness or other securities (including any option, warrant or other right to acquire any of the foregoing) of, make or permit to exist any loans or advances to, Guarantee any obligations of, or make or permit to exist any investment or any other interest in, any other Person, or purchase or otherwise acquire (in one transaction or a series of transactions) any assets of any other Person constituting a business unit, except:

     (a) Permitted Investments;

     (b) investments by the Borrower or any of its Subsidiaries in the capital stock of their respective Subsidiaries;

     (c) loans or advances made by the Borrower to any Subsidiary and made by any Subsidiary to the Borrower or any other Subsidiary and promissory notes or bonds issued by any Subsidiary to the Borrower or any other Subsidiary;

     (d) subject to Section 6.01, Guarantees by the Borrower of Indebtedness of any Subsidiary or by any Subsidiary of Indebtedness of the Borrower or any other Subsidiary;

     (e) debt securities, promissory notes and similar instruments received as non-cash consideration in connection with sales or dispositions of assets;

     (f) investments received as a result of the compromise of claims against delinquent franchisees or account debtors in the ordinary course of business or the bankruptcy or reorganization of such franchisee or account debtors;

     (g) Guarantees made by the Borrower and the Subsidiaries of obligations of franchisees and other third parties (other than the Borrower, the Subsidiaries and any joint ventures of the Borrower and the Subsidiaries) incurred in the ordinary course of business;

     (h) investments by the Borrower or any of its Subsidiaries to the extent the consideration for such investments consists solely of capital stock of the Borrower;

     (i) purchases by the Borrower or any of its Subsidiaries of any restaurant from a franchisee or licensee operating under any license granted by the Borrower or any of its Subsidiaries or any interest in a joint venture of the Borrower or any of its Subsidiaries that engages in businesses that the Borrower and its Subsidiaries would be permitted to engage in, in each case for consideration consisting of cash or common stock of the Borrower; provided that after giving effect to such purchase, percentage ownership of System Units by the Borrower and its Subsidiaries does not exceed 37.5% of the total System Units;

     (j) Permitted Acquisitions;

     (k) Guarantees made by the Borrower or any Guarantor of Hedging Agreements entered into by any Subsidiary with any Lender or any Affiliate of a Lender;

     (l) Guarantees made by the Borrower and the Subsidiaries of lease payments related to sales of restaurants by the Borrower and the Subsidiaries;

     (m) investments by Subsidiaries in, and Guarantees by Subsidiaries of Indebtedness of, joint ventures that are formed to engage in businesses that the Borrower and its Subsidiaries would be permitted to engage in;

     (n) investments which are made for the purpose of hedging investment risks associated with investment decisions made by executives under the Borrower’s deferred compensation plan for executives; and

     (o) other investments and Guarantees not otherwise permitted by the foregoing clauses of this Section in an aggregate amount at any time outstanding not to exceed $300,000,000.

     SECTION 6.05. Hedging Agreements. The Borrower will not, and will not permit any of its Subsidiaries to, enter into any Hedging Agreement or commodity price protection agreement or other commodity price hedging arrangement, other than Hedging Agreements, commodity price protection agreements and other commodity price hedging arrangements entered into in the ordinary course of business to hedge or mitigate risks to which the Borrower or any Subsidiary is exposed in the conduct of its business or the management of its liabilities.

     SECTION 6.06. Restricted Payments. The Borrower will not, and will not permit any of its Subsidiaries to, declare or make, or agree to pay or make, directly or indirectly, any Restricted Payment, except (a) the Borrower may declare and pay dividends with respect to its capital stock payable solely in additional shares of its capital stock, (b) Subsidiaries may make Restricted Payments to the Borrower or a wholly owned Subsidiary and may make other Restricted Payments that are made ratably to the holders of their capital stock, (c) the Borrower may make Restricted Payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of the Borrower and its Subsidiaries and (d) the Borrower and its Subsidiaries may declare and make Restricted Payments not otherwise permitted by the foregoing clauses of this section in an aggregate amount during the term of this Agreement not exceeding the sum of (i) $750,000,000 plus (ii) 50% of cumulative Consolidated Net Income since the end of the fiscal year ended December 27, 2003, plus (iii) 100% of the net cash proceeds received by the Borrower from issuances of its Equity Interests other than Excluded Equity Interests (including net cash proceeds received by the Borrower from the exercise of options for its Equity Interests other than Excluded Equity Interests) after the Effective Date; provided, that this Section 6.06 shall not apply after the date that (A) the Borrower’s senior unsecured, long term indebtedness for borrowed money (that is not guaranteed or subject to any other credit enhancement) is rated at least Baa2 by Moody’s and BBB by S&P, (B) no Default exists and (C) the Administrative Agent shall have received a certificate of a Financial Officer to such effect.

     SECTION 6.07. Transactions with Affiliates. The Borrower will not, and will not permit any of its Subsidiaries to, sell, lease or otherwise transfer any property or assets to, or purchase, lease or otherwise acquire any property or assets from, or otherwise engage in any other transactions with, any of its then Affiliates, except (a) in the ordinary course of business for consideration and on terms and conditions not less favorable to the Borrower or such Subsidiary than could be obtained on an arm’s-length basis from unrelated third parties (including pursuant to joint venture agreements entered into after the Effective Date with third parties that are not Affiliates), (b) transactions between or among the Borrower and its wholly owned Subsidiaries or between or among wholly owned Subsidiaries, in each case not involving any other Affiliate, (c) any Restricted Payment permitted by Section 6.06 and (d) the foregoing shall not prevent the Borrower or any Subsidiary from performing its obligations under agreements existing on the date hereof between the Borrower or any of its Subsidiaries and any joint venture of the Borrower or any of its Subsidiaries in accordance with the terms of such agreements as in effect on the date hereof or pursuant to amendments or modifications to any such agreements that are not adverse to the interests of the Lenders.

     SECTION 6.08. Issuances of Equity Interests by Principal Domestic Subsidiaries. The Borrower will not permit any Principal Domestic Subsidiary to issue any additional Equity Interest in such Principal Domestic Subsidiary other than (a) to the Borrower, (b) to another Subsidiary in which the Borrower owns, directly or indirectly, a percentage interest not less than the percentage interest owned in the Principal Domestic Subsidiary issuing such Equity Interest, (c) any such issuance that does not reduce the Borrower’s direct or indirect percentage ownership interest in such Principal Domestic Subsidiary and (d) issuances of Equity Interests after the date hereof which are not otherwise permitted by the foregoing clauses of this Section, provided that the aggregate consideration received therefor (net of all consideration paid in connection with all repurchases or redemptions thereof) does not exceed $100,000,000 during the term of this Agreement.

     SECTION 6.09. Leverage Ratio. The Borrower will not permit the Leverage Ratio as of any date to exceed 2.75 to 1.0.

     SECTION 6.10. Fixed Charge Coverage Ratio. The Borrower will not permit the Fixed Charge Coverage Ratio for any period of four consecutive fiscal quarters ending after the Effective Date to be less than 1.40 to 1.00.

     SECTION 6.11. Sale and Lease-Back Transactions. The Borrower will not, and will not permit any of its Domestic Subsidiaries to, enter into any arrangement, directly or indirectly, whereby it shall sell or transfer any property, real or personal, used or useful in its business, whether now owned or hereinafter acquired, and thereafter rent or lease such property or other property that it intends to use for substantially the same purpose or purposes as the property sold or transferred (a “Sale and Lease-Back Transaction”), except (a) any Sale and Lease-Back Transaction consummated within 90 days after the purchase by the Borrower or a Domestic Subsidiary of the property or assets (other than assets acquired pursuant to any Permitted Acquisition) which are the subject of such Sale and Lease-Back Transaction and (b) other Sale and Lease-Back Transactions; provided that any Sale and Lease-Back Transaction permitted by clause (b) above shall be subject to compliance with the limitation set forth in the proviso to clause (h) of Section 6.02.

ARTICLE VII

Events of Default

     SECTION 7.01. Events of Default. If any of the following events (“Events of Default”) shall occur:

     (a) the Borrower shall fail to pay any principal of any Loan or any reimbursement obligation in respect of any LC Disbursement when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or otherwise;

     (b) the Borrower shall fail to pay any interest on any Loan or any fee or any other amount (other than an amount referred to in clause (a) of this Article) payable under this Agreement, when and as the same shall become due and payable, and such failure shall continue unremedied for a period of five days;

     (c) any representation or warranty made or deemed made by or on behalf of the Borrower or any Subsidiary in or in connection with this Agreement or any amendment or modification hereof or waiver hereunder, or in any report, certificate, financial statement or other document furnished pursuant to or in connection with this Agreement or any amendment or modification hereof or waiver hereunder, shall prove to have been incorrect in any material respect when made or deemed made;

     (d) the Borrower shall fail to observe or perform any covenant, condition or agreement contained in Section 5.02, 5.03 (with respect to the Borrower’s existence) or 5.08 or in Article VI;

     (e) the Borrower shall fail to observe or perform any covenant, condition or agreement contained in this Agreement (other than those specified in clause (a), (b) or (d) of this Article), and such failure shall continue unremedied for a period of 30 days after notice thereof from the Administrative Agent to the Borrower (which notice will be given at the request of any Lender);

     (f) the Borrower or any Subsidiary shall fail to make any payment (whether of principal or interest and regardless of amount) in respect of any Material Indebtedness, when and as the same shall become due and payable;

     (g) any event or condition occurs that results in any Material Indebtedness becoming due prior to its scheduled maturity; provided that this clause (g) shall not apply to (i) Indebtedness that becomes due as a result of the voluntary sale or transfer of property or assets by the Borrower or a Subsidiary or (ii) any amount that becomes due under a Hedging Agreement as a result of the termination thereof, other than a termination by the applicable counterparty attributable to an event or condition that constitutes or is in the nature of an event of default in respect of the Borrower or a Subsidiary;

     (h) any event or condition occurs that enables or permits the holder or holders of any Material Indebtedness or any trustee or agent on its or their behalf to cause any Material Indebtedness to become due, or to require the prepayment, repurchase, redemption or defeasance thereof, prior to its scheduled maturity; provided that this clause (h) shall not apply (i) at any time when the Index Debt is rated at least BBB by S&P and Baa2 by Moody’s, (ii) to secured Indebtedness that becomes due as a result of the voluntary sale or transfer of the property or assets securing such Indebtedness or (iii) to any event or condition that enables a counterparty to terminate a Hedging Agreement, other than an event or condition that constitutes or is in the nature of an event of default in respect of the Borrower or a Subsidiary;

     (i) subject to Section 7.02, an involuntary proceeding shall be commenced or an involuntary petition shall be filed seeking (i) liquidation, reorganization or other relief in respect of the Borrower or any Subsidiary or its debts, or of a substantial part of its assets, under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Subsidiary or for a substantial part of its assets, and, in any such case, such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall be entered;

     (j) subject to Section 7.02, the Borrower or any Subsidiary shall (i) voluntarily commence any proceeding or file any petition seeking liquidation, reorganization or other relief under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect, (ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or petition described in clause (h) of this Article, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Subsidiary or for a substantial part of its assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors or (vi) take any action for the purpose of effecting any of the foregoing;

     (k) subject to Section 7.02, the Borrower or any Subsidiary shall become unable, admit in writing its inability or fail generally to pay its debts as they become due;

     (l) subject to Section 7.02, one or more judgments for the payment of money in an aggregate amount in excess of $75,000,000 (excluding amounts believed in good faith by the Borrower to be covered by insurance from financially sound insurance companies) shall be rendered against the Borrower, any Subsidiary or any combination thereof and the same shall remain undischarged for a period of 30 consecutive days during which execution shall not be effectively stayed, or any action shall be legally taken by a judgment creditor to attach or levy upon any assets of the Borrower or any Subsidiary to enforce any such judgment;

     (m) an ERISA Event shall have occurred that, when taken together with all other ERISA Events that have occurred, would reasonably be expected to result in a Material Adverse Effect;

     (n) a Change in Control shall occur; or

     (o) any Guarantee by any Guarantor under the Guarantee Agreement shall be determined by a court of competent jurisdiction, or shall be asserted by the Borrower or a Guarantor, to be unenforceable, or any Guarantor shall fail to observe or perform any material covenant, condition or agreement contained in the Guarantee Agreement; provided that the foregoing shall not apply with respect to the termination of any or all the Guarantees under the Guarantee Agreement pursuant to Section 11 thereof or Section 9.02(b) hereof;

then, and in every such event (other than an event with respect to the Borrower described in clause (i) or (j) of this Article), and at any time thereafter during the continuance of such event, the Administrative Agent may, and at the request of the Required Lenders shall, by notice to the Borrower, take any or all of the following actions, at the same or different times: (i) terminate the Commitments, and thereupon the Commitments shall terminate immediately, (ii) declare the Loans then outstanding to be due and payable in whole (or in part, in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations of the Borrower accrued hereunder, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower, and (iii) enforce its rights under the Guarantee Agreement on behalf of the Lenders and the Issuing Banks; and in case of any event with respect to the Borrower described in clause (i) or (j) of this Article, the Commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and all fees and other obligations of the Borrower accrued hereunder, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower.

     SECTION 7.02. Exclusion of Immaterial Subsidiaries. Solely for purposes of determining whether a Default has occurred under clause (i), (j), (k) or (l) of

Section 7.01, any reference in any such clause to any “Subsidiary” shall be deemed not to include any Subsidiary affected by any event or circumstance referred to in any such clause that (a) is not a Principal Domestic Subsidiary, (b) does not have consolidated assets accounting for more than 3% of the consolidated assets of the Borrower and its Subsidiaries, (c) did not, for the most recent period of four consecutive fiscal quarters, have consolidated revenues accounting for more than 3% of the consolidated revenues of the Borrower and its Subsidiaries and (d) did not, for the most recent period of four consecutive fiscal quarters, have Consolidated EBITDAR in an amount exceeding 3% of the Borrower’s Consolidated EBITDAR for such period; provided that if it is necessary to exclude more than one Subsidiary from clause (i), (j), (k) and (l) of Section 7.01 pursuant to this Section in order to avoid a Default thereunder, all excluded Subsidiaries shall be considered to be a single consolidated Subsidiary for purposes of determining whether the conditions specified in clauses (b), (c) and (d) above are satisfied.

ARTICLE VIII

The Administrative Agent

     Each of the Lenders and the Issuing Banks hereby irrevocably appoints the Administrative Agent as its agent and authorizes the Administrative Agent to take such actions on its behalf and to exercise such powers as are delegated to the Administrative Agent by the terms of the Loan Documents, together with such actions and powers as are reasonably incidental thereto.

     The bank serving as the Administrative Agent hereunder shall have the same rights and powers in its capacity as a Lender as any other Lender and may exercise the same as though it were not the Administrative Agent, and such bank and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with the Borrower or any Subsidiary or other Affiliate thereof as if it were not the Administrative Agent hereunder.

     The Administrative Agent shall not have any duties or obligations except those expressly set forth in the Loan Documents. Without limiting the generality of the foregoing, (a) the Administrative Agent shall not be subject to any fiduciary or other implied duties, regardless of whether a Default has occurred and is continuing, (b) the Administrative Agent shall not have any duty to take any discretionary action or exercise any discretionary powers, except discretionary rights and powers expressly contemplated by the Loan Documents that the Administrative Agent is required to exercise in writing by the Required Lenders (or such other number or percentage of the Lenders as shall be necessary under the circumstances as provided in Section 9.02), and (c) except as expressly set forth in the Loan Documents, the Administrative Agent shall not have any duty to disclose, and shall not be liable for the failure to disclose, any information relating to the Borrower or any of its Subsidiaries that is communicated to or obtained by the bank serving as Administrative Agent or any of its Affiliates in any capacity. The Administrative Agent shall not be liable for any action taken or not taken by it with the consent or at the request of the Required Lenders (or such other number or percentage of the Lenders as shall be necessary under the circumstances as provided in Section 9.02) or in the absence of its own gross negligence or wilful misconduct. The Administrative Agent shall be deemed not to have knowledge of any Default unless and until written notice thereof is given to the Administrative Agent by the Borrower or a Lender, and the Administrative Agent shall not be responsible for or have any duty to ascertain or inquire into (i) any statement, warranty or representation made in or in connection with any Loan Document, (ii) the contents of any certificate, report or other document delivered thereunder or in connection therewith, (iii) the performance or observance of any of the covenants, agreements or other terms or conditions set forth in any Loan Document, (iv) the validity, enforceability, effectiveness or genuineness of any Loan Document or any other agreement, instrument or document, or (v) the satisfaction of any condition set forth in Article IV or elsewhere in any Loan Document, other than to confirm receipt of items expressly required to be delivered to the Administrative Agent.

     The Administrative Agent shall be entitled to rely upon, and shall not incur any liability for relying upon, any notice, request, certificate, consent, statement, instrument, document or other writing believed by it to be genuine and to have been signed or sent by the proper Person. The Administrative Agent also may rely upon any statement made to it orally or by telephone and believed by it to be made by the proper Person, and shall not incur any liability for relying thereon. The Administrative Agent may consult with legal counsel (who may be counsel for the Borrower), independent accountants and other experts selected by it, and shall not be liable for any action taken or not taken by it in accordance with the advice of any such counsel, accountants or experts.

     The Administrative Agent may perform any and all its duties and exercise its rights and powers by or through any one or more sub-agents appointed by the Administrative Agent. The Administrative Agent and any such sub-agent may perform any and all its duties and exercise its rights and powers through their respective Related Parties. The exculpatory provisions of the preceding paragraphs shall apply to any such sub-agent and to the Related Parties of the Administrative Agent and any such sub-agent, and shall apply to their respective activities in connection with the syndication of the credit facilities provided for herein as well as activities as Administrative Agent.

     Subject to the appointment and acceptance of a successor Administrative Agent as provided in this paragraph, the Administrative Agent may resign at any time by notifying the Lenders, the Issuing Banks and the Borrower. Upon any such resignation, the Required Lenders shall have the right, with the consent of the Borrower (which consent shall not be unreasonably withheld, and shall not be required so long as any Event of Default set forth in clause (i) or (j) of Section 7.01 has occurred and is continuing), to appoint a successor. If no successor shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation, then the retiring Administrative Agent may, on behalf of the Lenders and the Issuing Banks, appoint a successor Administrative Agent which shall be a bank with an office in New York, New York, or an Affiliate of any such bank. Upon the acceptance of its appointment as Administrative Agent hereunder by a successor, such successor shall succeed to and become vested with all the rights, powers, privileges and duties of the retiring

Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. The fees payable by the Borrower to a successor Administrative Agent shall be the same as those payable to its predecessor unless otherwise agreed between the Borrower and such successor. After the Administrative Agent’s resignation hereunder, the provisions of this Article and Section 9.03 shall continue in effect for the benefit of such retiring Administrative Agent, its sub-agents and their respective Related Parties in respect of any actions taken or omitted to be taken by any of them while it was acting as Administrative Agent.

     Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall from time to time deem appropriate, continue to make its own decisions in taking or not taking action under or based upon this Agreement, any other Loan Document or related agreement or any document furnished hereunder or thereunder.

     Each party hereto agrees and acknowledges that the Syndication Agent and the Arrangers do not have any duties or responsibilities in their capacities as Syndication Agents and Arrangers, respectively, hereunder and shall not have, or become subject to, any liability hereunder in such capacities.

ARTICLE IX

Miscellaneous

     SECTION 9.01. Notices. (a) Except in the case of notices and other communications expressly permitted to be given by telephone (and subject to paragraph (b) below), all notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, as follows:

(i)

if to the Borrower, to it at Yum! Brands, Inc., P.O. Box 32070, Louisville, KY 40232, (or, in the case of overnight packages, 1900 Colonel Sanders Lane, Louisville, KY 40213-1963), Attention of Robert C. Kreidler, Senior Vice President and Treasurer (Telecopy No. (502) 874-2410);

(ii)

if to the Administrative Agent, to JPMorgan Chase Bank, Loan and Agency Services Group, 270 Park Avenue, 15th Floor, New York, NY 10017, Attention of Ruby Tulloch (Telecopy No. (212) 270-6937), with a copy to JPMorgan Chase Bank, 270 Park Avenue, 47th Floor, New York, NY 10017, Attention of Barry K. Bergman (Telecopy No. (212) 270-1467);

(iii)	if to JPMorgan Chase Bank as Issuing Bank, to it at Loan and Agency Services Group, 10420 Highland Manor Drive, 4th Floor, Tampa, FL 33647, Attention of Vera Kostic (Telecopy No. (813) 432-6350);

(iv)	if to Citibank, N.A. as Issuing Bank, to it at Citibank, NA, 2 Penns Way, Suite 110, New Castle, DE 19720, Attention of Alex Iannelli (Telecopy No. (212) 994-0847);

(v)	if to JPMorgan Chase Bank as a Swingline Lender, to it at Loan and Agency Services, 1111 Fannin, 10th Floor, Houston, TX 77002, Attention of Angelica M. Garza (Telecopy No. (713) 750-2782);

(vi)	if to Citibank, N.A. as a Swingline Lender, to it at Citibank, NA, 2 Penns Way, Suite 110, New Castle, DE 19720, Attention of Alex Iannelli (Telecopy No. (212) 994-0847)); and

(vii)	if to any other Lender, to it at its address (or telecopy number) set forth in its Administrative Questionnaire.

     (b) Notices and other communications to the Lenders hereunder may be delivered or furnished by electronic communications pursuant to procedures approved by the Administrative Agent and the Borrower; provided that the foregoing shall not apply to notices pursuant to Article II unless otherwise agreed by the Administrative Agent, the Borrower and the applicable Lenders. The Administrative Agent or the Borrower may, in its discretion, agree to accept notices and other communications to it hereunder by electronic communications pursuant to procedures approved by it; provided that approval of such procedures may be limited to particular notices or communications.

     (c) Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.

     SECTION 9.02. Waivers; Amendments. (a) No failure or delay by the Administrative Agent, any Issuing Bank or any Lender in exercising any right or power hereunder or under any other Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Administrative Agent, the Issuing Banks and the Lenders hereunder and under the other Loan Documents are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of any Loan Document or consent to any departure by any Loan Party therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) of this Section, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. Without limiting the generality of the foregoing, the making of a Loan or issuance of a Letter of Credit shall not be construed as a waiver of any Default, regardless of whether the Administrative Agent, any Lender or any Issuing Bank may have had notice or knowledge of such Default at the time.

     (b) Neither this Agreement nor any other Loan Document nor any provision thereof may be waived, amended or modified except, in the case of this Agreement, pursuant to an agreement or agreements in writing entered into by the Borrower and the Required Lenders or, in the case of any other Loan Document, pursuant to an agreement or agreements in writing entered into by the Administrative Agent and the Loan Party or Loan Parties that are parties thereto, in each case with the consent of the Required Lenders; provided that no such agreement shall (i) increase the Commitment of any Lender without the written consent of such Lender, (ii) reduce the principal amount of any Loan or LC Disbursement or reduce the rate of interest thereon, or reduce any fees payable hereunder, without the written consent of each Lender affected thereby, (iii) postpone the scheduled date of payment of the principal amount of any Loan or LC Disbursement, or any interest thereon, or any fees payable hereunder, or reduce the amount of, waive or excuse any such payment, or postpone the scheduled date of expiration of any Commitment, without the written consent of each Lender affected thereby, (iv) change Section 2.18(b) or (c) in a manner that would alter the pro rata sharing of payments required thereby, without the written consent of each Lender, or (v) change any of the provisions of this Section or the definition of “Required Lenders” or any other provision of any Loan Document specifying the number or percentage of Lenders required to waive, amend or modify any rights thereunder or make any determination or grant any consent thereunder, without the written consent of each Lender; provided further that no such agreement shall amend, modify or otherwise affect the rights or duties of the Administrative Agent, an Issuing Bank or a Swingline Lender hereunder without the prior written consent of the Administrative Agent, such Issuing Bank or such Swingline Lender, as the case may be.

     (c) If, in connection with any proposed waiver, amendment or modification of this Agreement or any other Loan Document or any provision hereof or thereof, the consent of one or more of the Lenders whose consent is required is not obtained, then the Borrower shall have the right to replace each such non-consenting Lender with one or more assignees pursuant to Section 2.19(b); provided that at the time of such replacement, each such assignee consents to the proposed waiver, amendment or modification.

     SECTION 9.03. Expenses; Indemnity; Damage Waiver. (a) The Borrower shall pay (i) all reasonable out-of-pocket expenses incurred by the Administrative Agent, the Arrangers and their respective Affiliates, including the reasonable fees, charges and disbursements of Cravath, Swaine & Moore LLP, counsel for the Administrative Agent and the Arrangers , in connection with the syndication of the credit facilities provided for herein, the preparation and administration of the Loan Documents or any amendments, modifications or waivers of the provisions thereof (whether or not the transactions contemplated hereby or thereby shall be consummated), (ii) all reasonable out-of-pocket expenses incurred by any Issuing Bank in connection with the issuance, amendment, renewal or extension of any Letter of Credit or any demand for payment thereunder and (iii) all out-of-pocket expenses incurred by the

Administrative Agent, any Issuing Bank or any Lender, including the fees, charges and disbursements of any counsel for the Administrative Agent, any Issuing Bank or any Lender, in connection with the enforcement or protection of its rights in connection with the Loan Documents, including its rights under this Section, or in connection with the Loans made or Letters of Credit issued hereunder, including all such out-of-pocket expenses incurred during any workout, restructuring or negotiations in respect of such Loans or Letters of Credit.

     (b) The Borrower shall indemnify the Administrative Agent, the Syndication Agent, each Arranger, any Issuing Bank and each Lender, and each Related Party of any of the foregoing Persons (each such Person being called an “Indemnitee”) against, and hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including the fees, charges and disbursements of any counsel for any Indemnitee, incurred by or asserted against any Indemnitee arising out of, in connection with, or as a result of (i) the execution or delivery of any Loan Document or any other agreement or instrument contemplated hereby, the performance by the parties to the Loan Documents of their respective obligations thereunder or the consummation of the Transactions or any other transactions contemplated hereby, (ii) any Loan or Letter of Credit or the use of the proceeds therefrom (including any refusal by any Issuing Bank to honor a demand for payment under a Letter of Credit if the documents presented in connection with such demand do not strictly comply with the terms of such Letter of Credit), (iii) any actual or alleged presence or Release of Hazardous Materials on or from any property owned or operated by the Borrower or any of its Subsidiaries, or any Environmental Liability related in any way to the Borrower or any of its Subsidiaries, or (iv) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory and regardless of whether any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available (i) to the extent that such losses, claims, damages, liabilities or related expenses are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or wilful misconduct of such Indemnitee (it being understood that, for purposes of this clause, each of an Arranger, the Administrative Agent or a Lender, on the one hand, and their respective officers, directors, employees, agents and controlling persons, on the other hand, shall be considered to be a single party seeking indemnification) or (ii) with respect to any amounts paid pursuant to any settlement made by such Indemnitee without the consent of the Borrower, which consent shall not be unreasonably withheld.

     (c) To the extent that the Borrower fails to pay any amount required to be paid by it to the Administrative Agent, an Issuing Bank or a Swingline Lender under paragraph (a) or (b) of this Section, each Lender severally agrees to pay to the Administrative Agent, such Issuing Bank or such Swingline Lender, as the case may be, such Lender’s Applicable Percentage (determined as of the time that the applicable unreimbursed expense or indemnity payment is sought) of such unpaid amount; provided that the unreimbursed expense or indemnified loss, claim, damage, liability or related expense, as the case may be (i) was incurred by or asserted against the Administrative Agent, such Issuing Bank or such Swingline Lender in its capacity as such and (ii) in respect of Extended Letters of Credit issued under Section 2.06(l), was incurred at or prior to the close of business on the date that is five Business Days prior to the Maturity Date. Any payment by a Lender hereunder shall not relieve the Borrower of its liability in respect thereof.

     (d) To the extent permitted by applicable law, the Borrower shall not assert, and hereby waives, any claim against any Indemnitee, on any theory of liability, for special, indirect, consequential or punitive damages (as opposed to direct or actual damages) arising out of, in connection with, or as a result of, this Agreement or any agreement or instrument contemplated hereby, the Transactions, any Loan or Letter of Credit or the use of the proceeds thereof.

     (e) All amounts due under this Section shall be payable promptly after written demand therefor.

     SECTION 9.04. Successors and Assigns. (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns permitted hereby (including any Affiliate of any Issuing Bank that issues any Letter of Credit), except that (i) the Borrower may not assign or otherwise transfer any of its rights or obligations hereunder without the prior written consent of each Lender (and any attempted assignment or transfer by the Borrower without such consent shall be null and void) and (ii) no Lender may assign or otherwise transfer its rights or obligations hereunder except in accordance with this Section. Nothing in this Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby (including any Affiliate of any Issuing Bank that issues any Letter of Credit), Participants (to the extent provided in paragraph (c) of this Section) and, to the extent expressly contemplated hereby, the Related Parties of each of the Administrative Agent, the Issuing Banks and the Lenders) any legal or equitable right, remedy or claim under or by reason of this Agreement.

     (b) (i) Subject to the conditions set forth in paragraph (b)(ii) below, any Lender may assign to one or more assignees all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans at the time owing to it) with the prior written consent (such consent not to be unreasonably withheld) of:

(A)

the Borrower, provided that no consent of the Borrower shall be required for an assignment to a Lender, an Affiliate of a Lender, an Approved Fund (as defined below) with respect to a Lender or, if an Event of Default under clause (a), (b), (i) or (j) of Section 7.01 has occurred and is continuing, any other assignee;

(B)

the Administrative Agent; provided that no consent of the Administrative Agent shall be required for an assignment to an assignee that is (i) a Lender immediately prior to giving effect to such assignment, (ii) an Affiliate of any such Lender or (iii) an Approved Fund with respect to such Lender; and

(C)	each Issuing Bank.

(ii)	Assignments shall be subject to the following additional conditions:

(A)

except in the case of an assignment to a Lender or an Affiliate of a Lender or an assignment of the entire remaining amount of the assigning Lender’s Commitment, the amount of the Commitment of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Assumption with respect to such assignment is delivered to the Administrative Agent) shall not be less than $10,000,000 unless each of the Borrower and the Administrative Agent otherwise consent; provided that no such consent of the Borrower shall be required if an Event of Default under clause (a), (b), (i) or (j) of Section 7.01 has occurred and is continuing;

(B)

each partial assignment shall be made as an assignment of a proportionate part of all the assigning Lender’s rights and obligations under this Agreement; provided that this clause shall not apply to rights in respect of outstanding Competitive Loans;

(C)	the parties to each assignment shall execute and deliver to the Administrative Agent an Assignment and Assumption, together with a processing and recordation fee of $3,500;

(D)	the assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire; and

(E)

in the case of an assignment by a Lender to a CLO (as defined below) administered or managed by such Lender or by an Affiliate of such Lender, the assigning Lender may retain the sole right to approve any amendment, modification or waiver of any provision of this Agreement, provided that the Assignment and Assumption between such Lender and such CLO may provide that such Lender will not, without the consent of such CLO, agree to any amendment, modification or waiver described in the first proviso to Section 9.02(b) that affects such CLO.

     For purposes of this Section 9.04(b), the terms “Approved Fund” and “CLO” have the following meanings:

     “Approved Fund” means, with respect to any Lender, (a) a CLO administered or managed by such Lender or an Affiliate of such Lender and (b) with respect to any Lender that is a fund which invests in bank loans and similar extensions of credit, any other fund that invests in bank loans and similar extensions of credit and is managed by the same investment advisor as such Lender or by an Affiliate of such investment advisor.

     “CLO” means any entity (whether a corporation, partnership, trust or otherwise) that is engaged in making, purchasing, holding or otherwise investing in bank loans and similar extensions of credit in the ordinary course of its business and is administered or managed by a Lender or an Affiliate of such Lender.

     (iii) Subject to acceptance and recording thereof pursuant to paragraph (b)(iv) of this Section, from and after the effective date specified in each Assignment and Assumption the assignee thereunder shall be a party hereto and, to the extent of the interest assigned by such Assignment and Assumption, have the rights and obligations of a Lender under this Agreement, and the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Assumption, be released from its obligations under this Agreement (and, in the case of an Assignment and Assumption covering all of the assigning Lender’s rights and obligations under this Agreement, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 2.15, 2.16, 2.17 and 9.03). Any assignment or transfer by a Lender of rights or obligations under this

Agreement that does not comply with this Section 9.04 shall be treated for purposes of this Agreement as a sale by such Lender of a participation in such rights and obligations in accordance with paragraph (c) of this Section.

     (iv) The Administrative Agent, acting for this purpose as an agent of the Borrower, shall maintain at one of its offices a copy of each Assignment and Assumption delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and principal amount of the Loans and LC Disbursements owing to, each Lender pursuant to the terms hereof from time to time (the “Register”), and shall give prompt written notice to the Borrower of each Assignment and Assumption so accepted and recorded. The entries in the Register shall be conclusive, and the Borrower, the Administrative Agent, the Issuing Banks and the Lenders may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Borrower, any Issuing Bank and any Lender, at any reasonable time and from time to time upon reasonable prior notice.

     (v) Upon its receipt of a duly completed Assignment and Assumption executed by an assigning Lender and an assignee, the assignee’s completed Administrative Questionnaire (unless the assignee shall already be a Lender hereunder), the processing and recordation fee referred to in paragraph (b) of this Section and any written consent to such assignment required by paragraph (b) of this Section, the Administrative Agent shall accept such Assignment and Assumption and record the information contained therein in the Register. No assignment shall be effective for purposes of this Agreement unless it has been recorded in the Register as provided in this paragraph.

     (c) (i) Any Lender may, without the consent of the Borrower, the Administrative Agent, any Issuing Bank or any Swingline Lender, sell participations to one or more banks or other entities (a “Participant”) in all or a portion of such Lender’s rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it); provided that (A) such Lender’s obligations under this

Agreement shall remain unchanged, (B) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations and (C) the Borrower, the Administrative Agent, the Issuing Banks and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender’s rights and obligations under this Agreement. Any agreement or instrument pursuant to which a Lender sells such a participation shall provide that such Lender shall retain the sole right to enforce the Loan Documents and to approve any amendment, modification or waiver of any provision of the Loan Documents; provided that such agreement or instrument may provide that such Lender will not, without the consent of the Participant, agree to any amendment, modification or waiver described in the first proviso to Section 9.02(b) that affects such Participant. Subject to paragraph (c)(ii) of this Section, the Borrower agrees that each Participant shall be entitled to the benefits of Sections 2.15, 2.16 and 2.17 to the same extent as if it were a Lender and had acquired its interest by assignment pursuant to paragraph (b) of this Section. To the extent permitted by law, each Participant also shall be entitled to the benefits of Section 9.08 as though it were a Lender, provided that such Participant agrees to be subject to Section 2.18(c) as though it were a Lender.

     (ii) A Participant shall not be entitled to receive any greater payment under Section 2.15 or 2.17 than the applicable Lender would have been entitled to receive with respect to the participation sold to such Participant, unless the sale of the participation to such Participant is made with the prior written consent of the Borrower. A Participant that would be a Foreign Lender if it were a Lender shall not be entitled to the benefits of Section 2.17 unless the Borrower is notified of the participation sold to such Participant and such Participant agrees, for the benefit of the Borrower, to comply with Section 2.17(e) as though it were a Lender.

     (d) Any Lender may at any time pledge or assign a security interest in all or any portion of its rights under this Agreement to secure obligations of such Lender, including any pledge or assignment to secure obligations to a Federal Reserve Bank, and this Section shall not apply to any such pledge or assignment of a security interest; provided that no such pledge or assignment of a security interest shall release a Lender from any of its obligations hereunder or substitute any such pledgee or assignee for such Lender as a party hereto.

     SECTION 9.05. Survival. All covenants, agreements, representations and warranties made by the Loan Parties in the Loan Documents and in the certificates or other instruments delivered in connection with or pursuant to this Agreement or any other Loan Document shall be considered to have been relied upon by the other parties hereto and shall survive the execution and delivery of the Loan Documents and the making of any Loans and issuance of any Letters of Credit, regardless of any investigation made by any such other party or on its behalf and notwithstanding that the Administrative Agent, any Issuing Bank or any Lender may have had notice or knowledge of any Default or incorrect representation or warranty at the time any credit is extended hereunder, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any fee or any other amount payable under this Agreement is outstanding and unpaid or any Letter of Credit is outstanding and so long as the Commitments have not expired or terminated. The provisions of Sections 2.15, 2.16, 2.17 and 9.03 and Article VIII shall survive and remain in full force and effect regardless of the consummation of the transactions contemplated hereby, the repayment of the Loans, the expiration or termination of the Letters of Credit and the Commitments or the termination of this Agreement or any provision hereof.

     SECTION 9.06. Counterparts; Integration; Effectiveness. This Agreement may be executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original, but all of which when taken together shall constitute a single contract. This Agreement, the Guarantee Agreement and any separate letter agreements with respect to fees payable to the Administrative Agent and the Issuing Banks constitute the entire contract among the parties relating to the subject matter hereof and supersede any and all previous agreements and understandings, oral or written, relating to the subject matter hereof. Except as provided in Section 4.01, this Agreement shall become effective when it shall have been executed by the Administrative Agent and when the Administrative Agent shall have received counterparts hereof which, when taken together, bear the signatures of each of the other parties hereto, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Delivery of an executed counterpart of a signature page of this Agreement by telecopy shall be effective as delivery of a manually executed counterpart of this Agreement.

     SECTION 9.07. Severability. Any provision of this Agreement held to be invalid, illegal or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such invalidity, illegality or unenforceability without affecting the validity, legality and enforceability of the remaining provisions hereof; and the invalidity of a particular provision in a particular jurisdiction shall not invalidate such provision in any other jurisdiction.

     SECTION 9.08. Right of Setoff. If an Event of Default shall have occurred and be continuing, each Lender and each of its Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other obligations at any time owing by such Lender or Affiliate to or for the credit or the account of the Borrower against any of and all the obligations of the Borrower now or hereafter existing under this Agreement held by such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement, but only to the extent such obligations are then due and payable. The rights of each Lender under this Section are in addition to other rights and remedies (including other rights of setoff) which such Lender may have.

     SECTION 9.09. Governing Law; Jurisdiction; Consent to Service of Process. (a) This Agreement shall be construed in accordance with and governed by the law of the State of New York.

     (b) The Borrower hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of the Supreme Court of the State of New York sitting in New York County and of the United States District Court of the Southern District of New York, and any appellate court from any thereof, in any action or proceeding arising out of or relating to any Loan Document, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement or any other Loan Document shall affect any right that the Administrative Agent, any Issuing Bank or any Lender may otherwise have to bring any action or proceeding relating to this Agreement or any other Loan Document against the Borrower or its properties in the courts of any jurisdiction.

     (c) The Borrower hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement or any other Loan Document in any court referred to in paragraph (b) of this Section. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

     (d) Each party to this Agreement irrevocably consents to service of process in the manner provided for notices in Section 9.01. Nothing in this Agreement or any other Loan Document will affect the right of any party to this Agreement to serve process in any other manner permitted by law.

     SECTION 9.10. WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE GUARANTEE AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.

     SECTION 9.11. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this Agreement and shall not affect the construction of, or be taken into consideration in interpreting, this Agreement.

     SECTION 9.12. Confidentiality. Each of the Administrative Agent, the Issuing Banks and the Lenders agrees to maintain the confidentiality of the Information (as defined below), except that Information may be disclosed (a) to its and its Affiliates’ directors, officers, employees and agents, including accountants, legal counsel and other advisors (it being understood that the Persons to whom such disclosure is made will be informed of the confidential nature of such Information and instructed to keep such Information confidential), (b) to the extent requested by any regulatory authority, (c) to the extent required by applicable laws or regulations or by any subpoena or similar legal process (subject to the last sentence of this paragraph), (d) to any other party to this Agreement, (e) in connection with the exercise of any remedies hereunder or any suit, action or proceeding relating to this Agreement or any other Loan Document or the enforcement of rights hereunder or thereunder, (f) subject to an agreement containing provisions substantially the same as those of this Section, to (i) any assignee of or Participant in, or any prospective assignee of or Participant in, any of its rights or obligations under this Agreement or (ii) any actual or prospective counterparty (or its advisors) to any swap or derivative transaction relating to the Borrower and its obligations, (g) with the consent of the Borrower or (h) to the extent such Information (i) becomes publicly available other than as a result of a breach of this Section or (ii) becomes available to the Administrative Agent, any Issuing Bank or any Lender on a nonconfidential basis from a source other than the Borrower. For the purposes of this Section, “Information” means all information received from the Borrower relating to the Borrower or its business, other than any such information that is available to the Administrative Agent, any Issuing Bank or any Lender on a nonconfidential basis prior to disclosure by the Borrower. Any Person required to maintain the confidentiality of Information as provided in this Section shall be considered to have complied with its obligation to do so if such Person has exercised the same degree of care to maintain the confidentiality of such Information as such Person would accord to its own confidential information. If any Lender receives any subpoena or similar legal process referred to in clause (c) above, such Lender will endeavor, to the extent practicable, to notify the Borrower and afford the Borrower an opportunity to challenge the same before disclosing any confidential Information pursuant thereto.

     SECTION 9.13. Interest Rate Limitation. Notwithstanding anything herein to the contrary, if at any time the interest rate applicable to any Loan, together with all fees, charges and other amounts which are treated as interest on such Loan under applicable law (collectively the “Charges”), shall exceed the maximum lawful rate (the “Maximum Rate”) which may be contracted for, charged, taken, received or reserved by the Lender holding such Loan in accordance with applicable law, the rate of interest payable in respect of such Loan hereunder, together with all Charges payable in respect thereof, shall be limited to the Maximum Rate and, to the extent lawful, the interest and Charges that would have been payable in respect of such Loan but were not payable as a result of the operation of this Section shall be cumulated and the interest and Charges payable to such Lender in respect of other Loans or periods shall be increased (but not above the Maximum Rate therefor) until such cumulated amount, together with interest thereon at the Federal Funds Effective Rate to the date of repayment, shall have been received by such Lender.

     SECTION 9.14. Judgment Currency. If for the purposes of obtaining judgment in any court it is necessary to convert a sum due from the Borrower hereunder in the currency expressed to be payable herein (the “Specified Currency”) into another currency, the parties hereto agree, to the fullest extent that they may effectively do so, that the rate of exchange used shall be that at which in accordance with normal banking procedures the Administrative Agent could purchase the Specified Currency with such other currency at the Administrative Agent’s New York office on the Business Day preceding that on which final judgment is given. The obligations of the Borrower in respect of any sum due to any Lender or the Administrative Agent hereunder shall, notwithstanding any judgment in a currency other than the Specified Currency, be discharged only to the extent that on the Business Day following receipt by such Lender or the Administrative Agent (as the case may be) of any sum adjudged to be so due in such other currency such Lender or the Administrative Agent (as the case may be) may in accordance with normal banking procedures purchase the Specified Currency with such other currency; if the amount of the Specified Currency so purchased is less than the sum originally due to such Lender or the Administrative Agent, as the case may be, in the Specified Currency, the Borrower agrees, to the fullest extent that it may effectively do so, as a separate obligation and notwithstanding any such judgment, to indemnify such Lender or the Administrative Agent, as the case may be, against such loss.

     SECTION 9.15. Existing Credit Agreement; Effectiveness of Amendment and Restatement. Until this Agreement becomes effective in accordance with the terms of Section 4.01, the Existing Credit Agreement shall remain in full force and effect and shall not be affected hereby. After the Effective Date, the provisions of the Existing Credit Agreement shall be superseded by the provisions hereof. The parties hereto agree to waive any notices required under Section 2.09(c) of the Existing Credit Agreement.

     SECTION 9.16. USA Patriot Act. Each Lender hereby notifies the Borrower that pursuant to the requirements of the USA Patriot Act (Title III of Pub. L. 107-56 (signed into law October 26, 2001)), (the “Act”), it is required to obtain, verify and record information that identifies the Borrower, which information includes the name and address of the Borrower and other information that will allow such Lender to identify the Borrower in accordance with the Act.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written. their respective authorized officers as of the day and year first above written.

YUM! BRANDS, INC.,

YUM! BRANDS, INC.

by

Name:
Title:

JPMORGAN CHASE BANK, individually and as Administrative Agent,

by

Name:
Title:

CITIBANK, N.A.,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

HSBC BANK USA, N.A.,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A. “RABOBANK INTERNATIONAL”, NEW YORK BRANCH,

by

Name:
Title:
by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

SUNTRUST BANK,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

BANK OF AMERICA, N.A.,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

SUMITOMO MITSUI BANKING CORP.,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

WACHOVIA BANK, NATIONAL ASSOCIATION,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

COMERICA BANK,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

SCOTIABANC, INC.,

by

Name:
Title:
THE BANK OF NOVA SCOTIA

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

U.S. BANK NATIONAL ASSOCIATION,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

WELLS FARGO BANK, N.A.,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

BAYERISCHE HYPO-UND VEREINSBANK AG, NEW YORK BRANCH

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

BRANCH BANKING & TRUST CO.,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

FIFTH THIRD BANK,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

NATIONAL CITY BANK OF KENTUCKY,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

NORDDEUTSCHE LANDESBANK GIROZENTRALE,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

NORTHERN TRUST CO.,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

THE BANK OF NEW YORK,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

THE HUNTINGTON NATIONAL BANK,

by

Name:
Title:

SIGNATURE PAGE TO YUM! BRANDS, INC. 2004 AMENDED AND RESTATED CREDIT AGREEMENT

WESTPAC BANKING CORP.,

by

Name:
Title:

SCHEDULE A
TO
CREDIT AGREEMENT

INITIAL GUARANTORS

Subsidiary (Jurisdiction of Incorporation)

YGR Acquisitions Corp. (Delaware)
YGR America, Inc. (Delaware)
Yorkshire Global Restaurants, Inc. (Maryland)
Long John Silver’s, Inc. (Delaware)
LJS Restaurants, Inc. (Delaware)
A&W Restaurants, Inc. (Michigan)
KFC Corporation (Delaware)
Kentucky Fried Chicken Corporate Holdings Ltd. (Delaware)
Kentucky Fried Chicken International Holdings, Inc. (Delaware)
KFC Holding Co. (Delaware)
KFC U.S. Properties, Inc. (Delaware)
Pizza Hut, Inc. (California)
Pizza Hut International, LLC (Delaware)
Pizza Hut of America, Inc. (Delaware)
Taco Bell Corp. (California)
Taco Bell of America, Inc. (Delaware)

SCHEDULE 2.01
To Credit Agreement

COMMITMENTS

Lenders	Allocations

JPMorgan Chase Bank	$ 100,000,000
Citibank, N.A	$ 100,000,000
HSBC Bank USA, N.A	$ 75,000,000
Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A	$ 75,000,000
“Rabobank International”, New York Branch
SunTrust Bank	$ 75,000,000
Bank of America, N.A	$ 60,000,000
Sumitomo Mitsui Banking Corp.	$ 60,000,000
Wachovia Bank, National Association	$ 60,000,000
Comerica Bank	$ 42,500,000
Scotiabanc Inc.	$ 42,500,000
U.S. Bank National Association	$ 42,500,000
Wells Fargo Bank, N.A	$ 42,500,000
Bayerische Hypo- und Vereinsbank AG, New York Branch	$ 25,000,000
Branch Banking & Trust Co.	$ 25,000,000
Fifth Third Bank	$ 25,000,000
National City Bank of Kentucky	$ 25,000,000
Norddeutsche Landesbank Girozentrale	$ 25,000,000
Northern Trust Co.	$ 25,000,000
The Bank of New York	$ 25,000,000
The Huntington National Bank	$ 25,000,000
Westpac Banking Corp.	$ 25,000,000
Total	$1,000,000,000

SCHEDULE 2.06
To Credit Agreement

See Attached Chart of Existing Letters of Credit

SCHEDULE 3.06
To Credit Agreement

DISCLOSED MATTERS

1.

The matters described in the Borrower’s Annual Report on Form 10-K for the year ended December 27, 2003 under the captions “Item 3 - Legal Proceedings” and in “Note 24 - Guarantees, Commitments and Contingencies” in the Notes to Consolidated Financial Statements under “Item 8 - Financial Statements and Supplementary Data.”

2.

The matters described in the Borrower’s Quarterly Report on Form 10-Q for the quarter ended June 12, 2004 under the captions “Part II - Item 1 - Legal Proceedings” and “Note 13 - Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements under “Part I - Financial Information.”

SCHEDULE 3.11
To Credit Agreement

DISCLOSURE

None.

SCHEDULE 6.01
To Credit Agreement

EXISTING INDEBTEDNESS

Indebtedness of Domestic Subsidiaries as of the Effective Date is US$141,794,000.

SCHEDULE 6.02
To Credit Agreement
SCHEDULE 6.02
To Credit Agreement

EXISTING LIENS

1.

Liens created and existing pursuant to the sale-leaseback agreements, Master Lease Agreements and related agreements entered into by certain subsidiaries of the Borrower and evidencing the following sale-leaseback transactions:

Original Transaction Date	Lessor	Lessee

April 30, 2003	GE Capital Franchise Finance Corporation, successor in interest to FFCA Acquisition Corporation	KFC U.S. Properties, Inc.

April 30, 2003 Amended April 15, 2003	Lo Jon Property II LLC	KFC U.S. Properties, Inc.

DIRECTOR’S STOCK OPTION AWARD

FORM OF STOCK OPTION AGREEMENT

     AGREEMENT made as of the ____ day of November __, 200__, by and between YUM! Brands, Inc. a North Carolina corporation having its principal office at 1441 Gardiner Lane, Louisville, Kentucky 40213 (“YUM!” or the “Company”) and _________________ (the “Optionee”).

W I T N E S S E T H:

     WHEREAS, the Board of directors of YUM! Brands has authorized the award to Optionee of options to purchase the number of shares of YUM! Brands Common Stock set forth below;

     WHEREAS, it is appropriate to set forth the terms of this option award in this Agreement;

     NOW, THEREFORE, it is mutually agreed as follows:

     1. Grant. In consideration of the Optionee remaining as a Director of YUM! Brands, YUM! Brands hereby grants to the Optionee, on the terms and conditions set forth herein, the right and option to purchase an aggregate of ______ shares of the Company’s Common Stock, with no par value, at a price of $______ per share (the “Option Exercise Price”), which was the Fair Market Value (as defined below) of YUM! on November __, 200__, the date of grant. The right to purchase each such share is referred to herein as an “Option”.

     2. Exercisability. Subject to the terms and conditions set forth herein, the Options shall be exercisable during the “Option Term.” The Option Term begins on November __, 200__ and ends on November __, 200__. During the Option Term and until terminated or expired, all or a portion of the exercisable Options may be exercised at any time under procedures that may be established from time to time by those Directors of the Company who are Company employees or their delegate (the “Employee Directors”), including (without limitation) procedures regarding the frequency of exercise and the minimum number of Options that may be exercised at any time. Fractional Options may not be exercised and no fractional shares shall be purchasable or deliverable hereunder. No omission to exercise an Option shall result in the lapse of any other Option granted hereunder until the termination of such Option. The Options shall terminate and expire no later than the end of the Option Term.

     3. Exercise Procedure. Subject to the terms and conditions set forth herein, Options may be exercised by giving notice of exercise to YUM! Brands in the manner specified from time to time by YUM! Brands. The aggregate Option Exercise Price for the shares being purchased, together with any amount which the Company may be required to withhold upon such exercise in respect of applicable foreign, federal (including FICA), state and local taxes, must be paid in full at the time of issuance of such shares, which may be by tendering previously acquired shares of YUM! Common Stock (or delivering a certification of ownership of such shares) or through a cashless exercise (subject to applicable legal restrictions), with shares or proceeds withheld for taxes.

     4. Effect of Death, Disability and Cessation of Director Status. No Option may be exercised after the Optionee ceases to be a Director of the Company, except that:

1

          (a) if such cessation occurs by reason of the Optionee’s death, the Options then held may be exercised by the Optionee’s designated beneficiary (or, if none, legal representative) until the expiration of such Options in accordance with the terms hereof;

          (b) if such cessation occurs by reason of the Optionee’s becoming Totally Disabled (as defined below) or by reason of the Optionee’s Retirement (as defined below), the Options then held may be exercised by the Optionee until the expiration of such Options in accordance with the terms hereof;

          (c) if such cessation is voluntary by the Optionee or is by action of the Company, the Options then held shall terminate on the date the Optionee ceases to be a Director (except as described in paragraph 5 “Misconduct” below), and may not be exercised after such date of cessation.

     5. Misconduct. In the event the Employee Directors determine that the Optionee has (i) used for profit or disclosed to unauthorized persons, confidential information or trade secrets of the Company, (ii) breached any contract with or violated any fiduciary obligation to the Company, (iii) engaged in the unlawful trading of any securities of YUM! or of another company based upon information gained as a result of your position with the Company, or (iv) engaged in any conduct which is injurious to the Company, then YUM! may terminate all of the Optionee’s outstanding Options and the Optionee shall forfeit all rights to any unexercised Options granted hereunder.

     6. Adjustment for Change in Common Stock. In the event of any change in the outstanding shares of YUM! Stock by reason of any stock split, stock dividend, recapitalization, merger, consolidation, combination or exchange of shares, partial or complete liquidation or similar corporate change, the number of shares which the Optionee may purchase pursuant to the Options and the Option Exercise Price at which the Optionee may purchase such shares shall be adjusted appropriately in the Employee Director’s discretion.

     7. Nontransferability. These Options are personal to the Optionee and, during his or her lifetime, may be exercised only by the Optionee. The Options shall not be transferable or assignable, other than by will or the laws of descent and distribution, and any such purported transfer or assignment shall be null and void without the express consent of the Employee Directors.

     8. Buy-Out of Option Gains. At any time, the Employee Directors shall have the right, in their sole discretion and without the consent of the Optionee, to cancel any Option and to pay to the Optionee the difference between the Option Exercise Price of the Option and the Fair Market Value of the shares covered by the Options as of the date the Committee provides written notice (the “Buy Out Notice”) of its intention to exercise such right. Payments of such buy out amounts pursuant to this provision shall be effected by YUM! as promptly as possible after the date of the Buy Out Notice and may be made in cash or in shares of Common Stock, or partly in cash and partly in Common Stock as the Employee Directors deem advisable. To the extent payment is made in shares of Common Stock, the number of shares shall be determined by dividing the amount of payment to be made by the Fair Market Value of a share at the date of the Buy Out Notice. In no event shall YUM! be required to deliver a fractional share of Common Stock in satisfaction of this buy out provision. Payments of any

2

such buy out amounts shall be made net of any applicable foreign, federal (including FICA), state and local withholding taxes.

     9. Change in Control. Notwithstanding anything in this Agreement to the contrary (including paragraph 5 above), in the event of a Change in Control (as defined under the YUM! Long Term Incentive Plan), if the Optionee’s status as a Director of the Company is involuntarily terminated within 2 years following a Change in Control, all Options shall continue to be exercisable at any time within 3 years after the date of such termination of Director status, but in no event after the end of the Option Term.

     10. Definitions. As used in this Agreement, the following terms shall have the meanings set forth below:

          (a) “Fair Market Value” of a share of YUM! Common Stock shall mean an amount equal to the average of the high and low sales prices of a share of YUM! Brands Common Stock as reported on the composite tape for securities listed on The New York Stock Exchange Inc., on the date in question (or, if no sales of Common Stock were made on said Exchange on such date, on the next preceding day on which sales were made on such Exchange), rounded to four decimal places.

          (b) “Retirement” shall have the meaning determined by the Employee Directors in their sole discretion.

          (c) “Totally Disabled” shall mean total disability of the Optionee as determined by the Employee Directors, upon the basis of such evidence as the Employee Directors deem necessary and advisable.

     11. Notices. Any notice to be given to YUM! under the terms of this Agreement shall be addressed to YUM! Brands, Inc. at Louisville, Kentucky 40213, Attention: Vice President, Compensation and Benefits, or such other address as YUM! may hereafter designate to the Optionee. Any such notice shall be deemed to have been given when personally delivered, addressed as aforesaid, or when enclosed in a properly sealed envelope or wrapper, addressed as aforesaid, and deposited, postage prepaid, with the federal postal service.

     12. Binding Effect.

          (a) This Agreement shall be binding upon and inure to the benefit of any assignee or successor in interest to YUM!, whether by merger, consolidation or the sale of all or substantially all of YUM!’s assets. YUM! will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of YUM! Brands to expressly assume and agree to perform this Agreement in the same manner and to the same extent that YUM! would be required to perform if no such succession had taken place.

          (b) This Agreement shall be binding upon and inure to the benefit of the Optionee or his or her legal representative and any person to whom the Options may be transferred by will, the applicable laws of descent and distribution or consent of the Employee Directors.

3

     13. Amendment. The Employee Directors may amend the terms and conditions of this Agreement, provided that: (i) no such amendment shall be adverse to the Optionee without the Optionee’s consent, (ii) no such amendment may extend the Option Term, and (iii) the Amendments must be permissible under the terms of any plan document adopted in accordance with paragraph 14.

     14. Plan Controls. The Options and the terms and conditions set forth herein are subject in all respects to the terms and conditions of any plan document (“Plan”) that may be adopted by the Board and any Operating Guidelines or other policies or regulations that may be adopted by the Employee Directors for administration of the Plan, which shall be controlling. All interpretations or determinations of the Employee Directors shall be final, binding and conclusive upon the Optionee and his or her legal representatives or successors on any question arising hereunder or under the Plan, the Operating Guidelines or other policies or regulations which govern administration of the Plan.

     15. Registration, Listing and Qualification of Shares. The Options shall be subject to the requirement that if, at any time, the Employee Directors shall determine that the registration, listing or qualification of shares covered hereby upon any securities exchange or under any foreign, federal, state or local law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of the Options or the purchase of shares hereunder, the Options may not be exercised unless and until such registration, listing, qualification, consent or approval shall have been effected or obtained free of any condition not acceptable to the Employee Directors. The Employee Directors may require the Optionee to make such representations and agreements and furnish such information as the Employee Directors deem appropriate to assure compliance with or exemption from the foregoing or any other applicable legal requirement, and may cause the certificate or certificates issued upon exercise of the Options to bear a legend indicating the existence of any restriction resulting from such representations and agreements. By entering into this Agreement, the Optionee agrees to seek all necessary approval under, make all required notifications under and comply with all laws, rules and regulations applicable to the ownership of stock options and stock and the exercise of stock options, including, without limitation, currency and exchange laws, rules and regulations. The Options do not convey rights as a shareholder to the Optionee.

     16. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of North Carolina.

     Please indicate your understanding and acceptance of the foregoing by signing and returning a copy of this Agreement.

YUM! BRANDS, INC. By: Anne P. Byerlein, Chief People Officer

     I confirm my understanding of the foregoing and accept the Options described above subject to the terms and conditions described herein.

(Name of Director)

1999 LONG TERM INCENTIVE PLAN AWARD FOR JANUARY__, 200

FORM OF STOCK OPTION AGREEMENT

     AGREEMENT made as of the ____ day of January, 200__, by and between YUM! Brands, Inc., a North Carolina corporation having its principal office at 1441 Gardiner Lane, Louisville, Kentucky 40213 (“YUM!”) and ___________ ____________ _____________ (the “Optionee”).

W I T N E S S E T H:

     WHEREAS, the shareholders of YUM! approved the Long Term Incentive Plan (the “Plan”), for the purposes and subject to the provisions set forth in the Plan;

     WHEREAS, pursuant to authority granted to it in said Plan, the Compensation Committee of the Board of Directors of YUM! (the “Committee”), has granted to Optionee options to purchase the number of shares of YUM! Common Stock set forth below;

     WHEREAS, options granted under the Plan are to be evidenced by an Agreement in such form and containing such terms and conditions as the Committee shall determine;

     NOW, THEREFORE, it is mutually agreed as follows:

     1. Grant. In consideration of the Optionee remaining in the employ of YUM!, or one of its divisions or direct or indirect subsidiaries (collectively the “Company”), YUM! hereby grants to the Optionee, on the terms and conditions set forth herein, the right and option to purchase an aggregate of ___________ shares of the Company’s Common Stock, with no par value, at a price of $_____ per share (the “Option Exercise Price”), which was the Fair Market Value (as defined below) of YUM! Common Stock on January __, 200__, the date of grant. The right to purchase each such share is referred to herein as an “Option”.

     2. Exercisability. The Options will become exercisable at a rate of 25% of the original share grant per year beginning on the first anniversary of the grant (i.e., January __, 200__). Exercisable Options must be exercised no later than January __, ____. (The time during which Options are exercisable is referred to as the “Option Term.”) Once exercisable and until terminated, all or a portion of the exercisable Options may be exercised from time to time and at any time under procedures that the Committee shall establish from time to time, including, without limitation, procedures regarding the frequency of exercise and the minimum number of Options which may be exercised at any time. Fractional Options may not be exercised and no fractional shares shall be purchasable or deliverable hereunder. No omission to exercise an Option shall result in the lapse of any other Option granted hereunder until the termination of such Option. The Options shall terminate and expire no later than the end of the option term.

      3. Exercise Procedure. Subject to the terms and conditions set forth herein, Options may be exercised by giving notice of exercise to Merrill Lynch, the stock administrator (or any other stock plan administrator designated by YUM!) in the manner specified from time to time by YUM! or the stock plan administrator. The aggregate Option Exercise Price for the shares being purchased, together with any amount which the Company may be required to withhold upon such exercise in respect of applicable foreign, federal (including FICA), state and local taxes, must be paid in full at the time of issuance of such shares, which may be by tendering previously acquired shares of YUM! Common Stock (or delivering a certification of ownership of such shares) or through a cashless exercise (subject to applicable legal restrictions), with shares or proceeds withheld for taxes.

          4. Effect of Death, Retirement, Total Disability and Termination of Employment. The Options shall automatically expire upon, and no Option may be exercised after, the termination of the Optionee’s employment with the Company, provided, however, that if such termination occurs by reason of the Optionee’s death, Retirement (as defined below) or Total Disability (as defined below), then the Optionee’s designated beneficiary (or, if none, his or her legal representative), in the event of death, or the Optionee, in the event of Retirement or Total Disability, all Options which are otherwise exercisable on the Optionee’s last day of active employment may be exercised during the Option Term in accordance with this Agreement. Notwithstanding the prior sentence, in the event the Optionee’s employment with the Company is involuntarily terminated without cause and solely as a result of (i) a disposition (or similar transaction) with respect to an identifiable Company business or segment (“Business”), and in accordance with the terms of the transaction, the Optionee and a substantial portion of the other employees of the Business continue in employment with such Business or commence employment with its acquiror, (ii) the elimination of the Optionee’s position within the Company, or (iii) the selection of the Optionee for work force reduction (whether voluntary or involuntary), the Optionee shall have a period of 90 days after termination of active employment to exercise such vested or previously exercisable options, but such exercise period shall not extend beyond the end of the Option term.

     5. Misconduct. In the event the Committee determines that the Optionee has (i) used for profit or disclosed to unauthorized persons, confidential information or trade secrets of the Company, (ii) breached any contract with or violated any fiduciary obligation to the Company, or (iii) engaged in any conduct which is injurious to the Company including diverting employees of the Company to leave the Company without the Company’s prior consent, then YUM! may terminate all of the Optionee’s outstanding Options and the Optionee shall forfeit all rights to any unexercised Options granted hereunder.

     6. Adjustment for Change in Common Stock. In the event of any change in the outstanding shares of YUM! Common Stock by reason of any stock split, stock dividend, recapitalization, merger, consolidation, combination or exchange of shares or similar corporate change, the number of shares which the Optionee may purchase pursuant to the Options and the Option Exercise Price at which the Optionee may purchase such shares shall be adjusted appropriately in the Committee’s discretion.

     7. Nontransferability. These Options are personal to the Optionee and, during his or her lifetime, may be exercised only by the Optionee. The Options shall not be transferable or assignable, other than by will or the laws of descent and distribution, and any such purported transfer or assignment shall be null and void without the express consent of the Committee.

     8. Buy-Out of Option Gains. At any time after any Option becomes exercisable, the Committee shall have the right, in its sole discretion and without the consent of the Optionee, to cancel such Option and to pay to the Optionee the difference between the Option Exercise Price of the Option and the Fair Market Value of the shares covered by the Options as of the date the Committee provides written notice (the “Buy Out Notice”) of its intention to exercise such right. Payments of such buy out amounts pursuant to this provision shall be effected by YUM! as promptly as possible after the date of the Buy Out Notice and may be made in cash or in shares of Common Stock, or partly in cash and partly in Common Stock as the Committee deems advisable. To the extent payment is made in shares of Common Stock, the number of shares shall be determined by dividing the amount of payment to be made by the Fair Market Value of a share at the date of the Buy Out Notice. In no event shall YUM! be required to deliver a fractional share of Common Stock in satisfaction of this buy out provision. Payments of any such buy out amounts shall be made net of any applicable foreign, federal (including FICA), state and local withholding taxes.

     9. Change in Control. Notwithstanding anything in this Agreement to the contrary (including paragraph 5 above), in the event of a Change in Control (as defined in the Plan), the Options shall become fully and immediately exercisable. If the employment of the Optionee is terminated within 2 years following a Change in Control, all Options shall continue to be exercisable at any time within 3 years after the date of such termination of employment, but in no event after the end of the Option Term.

     10. Definitions. As used in this Agreement, the following terms shall have the meanings set forth below:

          (a) “Fair Market Value” of a share of YUM! Common Stock shall mean an amount equal to the average of the high and low sales prices of a share of YUM! Common Stock as reported on the composite tape for securities listed on The New York Stock Exchange Inc., on the date in question (or, if no sales of Common Stock were made on said Exchange on such date, on the next preceding day on which sales were made on such Exchange), rounded to four decimal places.

          (b) “Retirement” shall have the meaning used in the YUM! Retirement Plan, as then in effect, whether it occurs on the Optionee’s Normal Retirement Date or Early Retirement Date, or in the absence of such Retirement Plan being applicable to the Optionee. “Retirement” shall mean termination of employment by the Optionee on or after the Optionee’s attainment of age 55 and 10 years of service.

          (c) “Totally Disabled” shall mean either (i) the Optionee has been determined to be eligible to receive long-term disability benefits under a long-term disability plan maintained by YUM!, or (ii) total disability of the Optionee as determined by the Committee, upon the basis of such evidence as the Committee deems necessary and advisable.

     11. Notices. Any notice to be given to YUM! under the terms of this Agreement shall be addressed to YUM! at Louisville, Kentucky 40213, Attention: Vice President, Compensation and Benefits, or such other address as YUM! may hereafter designate to the Optionee. Any such notice shall be deemed to have been given when personally delivered, addressed as aforesaid, or when enclosed in a properly sealed envelope or wrapper, addressed as aforesaid, and deposited, postage prepaid, with the federal postal service.

     12. Binding Effect.

          (a) This Agreement shall be binding upon and inure to the benefit of any assignee or successor in interest to YUM!, whether by merger, consolidation or the sale of all or substantially all of YUM!’ assets. YUM! will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of YUM! to expressly assume and agree to perform this Agreement in the same manner and to the same extent that YUM! would be required to perform if no such succession had taken place.

          (b) This Agreement shall be binding upon and inure to the benefit of the Optionee or his or her legal representative and any person to whom the Options may be transferred by will, the applicable laws of descent and distribution or consent of the committee.

     13. Receipt of Prospectus. The Optionee hereby acknowledges that he or she has received a copy of YUM!’ Prospectus relating to the Options, the shares covered thereby and the Plan, and that he or she fully understands his or her rights under the Plan.

     14. Plan Controls. The Options and the terms and conditions set forth herein are subject in all respects to the terms and conditions of the Plan and any Operating Guidelines or other policies or regulations which govern administration of the Plan, which shall be controlling. YUM! reserves its right to amend or terminate the Plan at any time without the consent of the Optionee, provided, however, that Options outstanding under the Plan at the time of such amendment or termination shall not be adversely affected thereby. All interpretations or determinations of the Committee shall be final, binding and conclusive upon the Optionee and his or her legal representatives on any question arising hereunder or under the Plan, the Operating Guidelines or other policies or regulations which govern administration of the Plan.

     15. Rights to Future Grants; Compliance with Law. By entering into this Agreement, the Optionee acknowledges and agrees that the award and acceptance of Options pursuant to this Agreement does not entitle the Optionee to future grants of stock options or other awards in the future under the Plan or any other plan, nor does it confer on the Optionee any right with respect to continuance of employment. The Optionee further agrees to seek all necessary approval under, make all required notifications under and comply with all laws, rules and regulations applicable to the ownership of stock options and stock and the exercise of stock options, including, without limitation, currency and exchange laws, rules and regulations. The Options do not convey rights as a shareholder to the Optionee.

     16. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of North Carolina.

YUM! BRANDS, INC. By: Anne P. Byerlein, Chief People Officer By: Optionee, (Print Name)

EXHIBIT 15

Independent Accountants’ Acknowledgment

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We hereby acknowledge our awareness of the use of our report dated September 4, 2004 included within the Quarterly Report on Form 10-Q of YUM! Brands, Inc. for the twelve and thirty-six weeks ended September 4, 2004, and incorporated by reference in the following Registration Statements:

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

Louisville, Kentucky
October 7, 2004

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: October 11, 2004	/s/ David C. Novak Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, David J. Deno, certify that:

1.	I have reviewed this report on Form 10-Q of YUM! Brands, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: October 11, 2004	/s/ David J. Deno Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended September 4, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 11, 2004	/s/ David C. Novak Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended September 4, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David J. Deno, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 11, 2004	/s/ David J. Deno Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.