Form 10-K
period 2004-12-25
YUM BRANDS INC
filed 2005-02-28
CIK 1041061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED] for the fiscal year ended December 25, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to _________________ Commission file number 1-13163

YUM! BRANDS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	13-3951308
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1441 Gardiner Lane, Louisville, Kentucky	40213
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 874-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	New York Stock Exchange

Rights to purchase Series A	New York Stock Exchange
Participating Preferred Stock, no par
value of the Registrant

Securities registered pursuant to Section 12(g) of the Act:

None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 12, 2004 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was $10,836,560,846. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

         The number of shares outstanding of the registrant’s Common Stock as of February 17, 2005 was 291,379,627 shares.

Documents Incorporated by Reference

         Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 19, 2005 are incorporated by reference into Part III.

PART I

Item 1.                    Business.

YUM! Brands, Inc. (referred to herein as “YUM” or the “Company”), was incorporated under the laws of the state of North Carolina in 1997. The principal executive offices of YUM are located at 1441 Gardiner Lane, Louisville, Kentucky 40213, and the telephone number at that location is (502) 874-8300.

YUM, the registrant, together with its restaurant operating companies and other subsidiaries, is referred to in this Form 10-K annual report (“Form 10-K”) as the Company. Prior to October 6, 1997, the business of the Company was conducted by PepsiCo, Inc. (“PepsiCo”) through various subsidiaries and divisions.

This Form 10-K should be read in conjunction with the Cautionary Statements on pages 43 and 44.

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

(b)              Financial Information about Operating Segments

YUM consists of five operating segments: KFC, Pizza Hut, Taco Bell, LJS/A&W and YUM Restaurants International (“YRI” or “International”). For financial reporting purposes, management considers the four U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment. Operating segment information for the years ended December 25, 2004, December 27, 2003 and December 28, 2002 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 21 through 44 and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 45 through 84.

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

2

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

The franchise program of the Company is designed to assure consistency and quality, and the Company is selective in granting franchises. Under the standard franchise agreement, franchisees supply capital – initially by paying a franchise fee to YUM, purchasing or leasing the land, building and equipment and purchasing signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business. Franchisees then contribute to the Company’s revenues through the payment of royalties based on a percentage of sales.

The Company believes that it is important to maintain strong and open relationships with its franchisees and their representatives. To this end, the Company invests a significant amount of time working with the franchisee community and their representative organizations on all aspects of the business, including new products, equipment and management techniques.

The Company is actively pursuing the strategy of multibranding, where two or more of its Concepts are operated in a single unit. By combining two or more restaurant concepts, particularly those that have complementary daypart strengths in one location, the Company believes it can generate higher sales volumes from such units, significantly improve returns on per unit investment, and enhance its ability to penetrate a greater number of trade areas throughout the U.S.. Through market planning initiatives encompassing all of its Concepts, the Company has established, and annually updates, multi-year development plans by trade area to optimize franchise and company penetration of its Concepts and to improve returns on its existing asset base. The development of multibranded units may be limited, in some instances, by prior development and/or territory rights granted to franchisees.

At year-end 2004, there were 2,824 multibranded units in the worldwide system. These units were comprised of 2,431 units offering food products from two of the Concepts (a “2n1”), 49 units offering food products from three of the Concepts (a “3n1”), 331 units offering food products from Pizza Hut and WingStreet, a flavored chicken wings concept YUM has developed, and 13 units offering food products from one of the Concepts and either Pasta Bravo, a concept currently in development by the Company, or a restaurant concept not owned by or affiliated with YUM.

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

3

The Company’s restaurant management structure varies by concept and unit size. Generally, each Company restaurant is led by a restaurant general manager (“RGM”), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant. In the U.S., the average restaurant has 25 to 30 employees, while internationally this figure can be significantly higher depending on the location and sales volume of the restaurant. Most of the employees work on a part-time basis. The Company’s six operating companies each issue detailed manuals covering all aspects of their respective operations, including food handling and product preparation procedures, safety and quality issues, equipment maintenance, facility standards and accounting control procedures. The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. CHAMPS – which stands for Cleanliness, Hospitality, Accuracy, Maintenance, Product Quality and Speed of Service – is our core systemwide program for training, measuring and rewarding employee performance against key customer measures. CHAMPS is intended to align the operating processes of our entire system around one set of standards. RGMs’ efforts, including CHAMPS performance measures, are monitored by Area Managers or Market Coaches. Market Coaches typically work with approximately six to twelve restaurants. The Company’s restaurants are visited from time to time by various senior operators who help ensure adherence to system standards and mentor restaurant team members.

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

Following is a brief description of each operating company:

KFC

•	KFC was founded in Corbin, Kentucky by Colonel Harland D. Sanders, an early developer of the quick service food business and a pioneer of the restaurant franchise concept. The Colonel perfected his secret blend of 11 herbs and spices for Kentucky Fried Chicken in 1939 and signed up his first franchisee in 1952. KFC is based in Louisville, Kentucky.

•	As of year-end 2004, KFC was the leader in the U.S. chicken QSR segment among companies featuring chicken- on-the-bone as their primary product offering, with a 46 percent market share in that segment which is nearly four times that of its closest national competitor.

•	KFC operates in 89 countries and territories throughout the world. As of year-end 2004, KFC had 5,525 units in the U.S., and 7,741 units outside the U.S. Approximately 23 percent of both the U.S. and non-U.S. units are operated by the Company.

•	Traditional KFC restaurants in the U.S. offer fried chicken-on-the-bone products, primarily marketed under the names Original Recipe and Extra Tasty Crispy. Other principal entree items include chicken sandwiches (including the Twister), Colonel’s Crispy Strips, Popcorn Chicken and, seasonally, Chunky Chicken Pot Pies. KFC restaurants in the U.S. also offer a variety of side items, such as biscuits, mashed potatoes and gravy, coleslaw, corn, and potato wedges, as well as desserts. While many of these products are offered outside of the U.S., menus internationally are more focused on chicken sandwiches and Colonel’s Crispy Strips, and include side items that are suited to local preferences and tastes. Restaurant decor throughout the world is characterized by the image of the Colonel.
4

Pizza Hut

•	The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, and within a year, the first franchise unit was opened. Today, Pizza Hut is the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products. Pizza Hut is based in Dallas, Texas.

•	As of year-end 2004, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 16 percent market share in that segment.

•	Pizza Hut operates in 86 countries and territories throughout the world. As of year-end 2004, Pizza Hut had 7,500 units in the U.S., and 4,774 units outside of the U.S. Approximately 23 percent of the U.S. units and 21 percent of the non-U.S. units are operated by the Company.

•	Pizza Hut features a variety of pizzas, which may include Pan Pizza, Thin ’n Crispy, Hand Tossed, Sicilian, Stuffed Crust, Twisted Crust, The Big New Yorker, The Insider, The Chicago Dish and 4forALL. Each of these pizzas is offered with a variety of different toppings. In some restaurants, Pizza Hut also offers breadsticks, pasta, salads and sandwiches. Menu items outside of the U.S. are generally similar to those offered in the U.S., though pizza toppings are often suited to local preferences and tastes.

Taco Bell

•	The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold. Taco Bell is based in Irvine, California.

•	As of year-end 2004, Taco Bell was the leader in the U.S. Mexican QSR segment, with a 64 percent market share in that segment.

•	Taco Bell operates in 11 countries and territories throughout the world. As of year-end 2004, there were 5,900 Taco Bell units in the U.S., and 238 units outside of the U.S. Approximately 22 percent of the U.S. units and 5 percent of the non-U.S. units are operated by the Company.

•	Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, gorditas, chalupas, quesadillas, salads, nachos and other related items. Additionally, proprietary entrée items include Grilled Stuft Burritos and Border Bowls. Taco Bell units feature a distinctive bell logo on their signage.

LJS

•	The first LJS restaurant opened in 1969 and the first LJS franchise unit opened later the same year. LJS is based in Louisville, Kentucky.

•	As of year-end 2004, LJS was the leader in the U.S. seafood QSR segment, with a 35 percent market share in that segment.

•	LJS operates in 4 countries and territories throughout the world. As of year-end 2004, there were 1,200 LJS units in the U.S., and 34 units outside the U.S. Approximately 58 percent of the U.S. units are operated by the Company. All non-U.S. units are operated by franchisees or licensees.

•	LJS features a variety of seafood items, including meals featuring batter-dipped fish, chicken, shrimp and hushpuppies. LJS units typically feature a distinctive seaside/nautical theme.
5

A&W

•	A&W was founded in Lodi, California by Roy Allen in 1919 and the first A&W franchise unit opened in 1925. A&W is based in Louisville, Kentucky.

•	A&W operates in 13 countries and territories throughout the world. As of year-end 2004, there were 485 A&W units in the U.S., and 210 units outside the U.S. Approximately 4 percent of the U.S. units are operated by the Company. All non-U.S. units are operated by franchisees or licensees.

•	A&W serves A&W draft Root Beer and a signature A&W Root Beer float, as well as all-American pure-beef hamburgers and hot dogs.

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

As of year-end 2004, YRI had 12,998 units. Approximately 21 percent of these units are operated by the Company. In 2004, YRI accounted for approximately 36 percent of the Company’s revenues.

Operating Structure

In all five of its Concepts, the Company either operates units or they are operated by independent franchisees or licensees. Franchisees can range in size from individuals owning just a few units to large publicly traded companies. In addition, the Company owns non-controlling interests in Unconsolidated Affiliates who operate similar to franchisees. As of year-end 2004, approximately 23 percent of YUM’s worldwide units were operated by the Company, approximately 65 percent by franchisees, approximately 7 percent by licensees and approximately 5 percent by Unconsolidated Affiliates.

Supply and Distribution

The Company is a substantial purchaser of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include chicken products, cheese, beef and pork products, paper and packaging materials, flour, produce, certain beverages, seafood, cooking oils, pinto beans, seasonings and tomato-based products.

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

Most food products, paper and packaging supplies, and equipment used in the operation of the Company’s restaurants are distributed to individual restaurant units by third party distribution companies. Since November 30, 2000, McLane Company, Inc. (“McLane”) has been the exclusive distributor for Company-operated KFCs, Pizza Huts and Taco Bells in the U.S. and for a substantial number of franchisee and licensee stores. McLane became the distributor when it assumed all supply and distribution responsibilities under an existing agreement between AmeriServe Food Distribution, Inc. (“AmeriServe”) and the Company (the “AmeriServe Agreement”). McLane assumed the AmeriServe Agreement, as amended, as well as distribution agreements covering a substantial portion of the Pizza Hut and Taco Bell franchise system, and, to a lesser extent, the KFC franchise system simultaneously with its acquisition of the AmeriServe business. The AmeriServe business was acquired by McLane after AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code and a plan of reorganization for AmeriServe (the “POR”) was approved by the U.S. Bankruptcy Court on November 28, 2000. A discussion of the impact of the AmeriServe bankruptcy reorganization process on the Company is contained in Note 7 to the Consolidated Financial Statements on page 60.

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

Trademarks and Patents

The Company and its Concepts own numerous registered trademarks and service marks. The Company believes that many of these marks, including its Kentucky Fried Chicken®, KFC®, Pizza Hut®, Taco Bell® and Long John Silver’s® marks, have significant value and are materially important to its business. The Company’s policy is to pursue registration of its important marks whenever feasible and to oppose vigorously any infringement of its marks. The Company also licenses certain A&W trademarks and service marks (the “A&W Marks”), which are owned by A&W Concentrate Company (formerly A&W Brands, Inc.). A&W Concentrate Company, which is not affiliated with the Company, has granted the Company an exclusive, worldwide (excluding Canada), perpetual, royalty-free license (with the right to sublicense) to use the A&W Marks for restaurant services.

The use of these marks by franchisees and licensees has been authorized in KFC, Pizza Hut, Taco Bell, LJS and A&W franchise and license agreements. Under current law and with proper use, the Company’s rights in its marks can generally last indefinitely. The Company also has certain patents on restaurant equipment which, while valuable, are not material to its business.

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7, pages 21 through 44 and the Consolidated Statements of Cash Flows in Part II, Item 8, page 47.

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

Competition

The retail food industry, in which the Company competes, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including the QSR segment), and is intensely competitive with respect to food quality, price, service, convenience, location and concept. The industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power. Each of the Concepts compete with international, national and regional restaurant chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees. In 2004, the restaurant business in the U.S. consisted of about 878,000 restaurants representing approximately $440 billion in annual sales. Our Concepts accounted for about 2% of those restaurants and about 4% of those sales. There is currently no way to reasonably estimate the size of the competitive market outside the U.S.

Research and Development (“R&D”)

The Company operates R&D facilities in Louisville, Kentucky; Dallas, Texas; and Irvine, California and in several locations outside the U.S. The Company expensed $26 million in both 2004 and 2003 and $23 million in 2002 for R&D activities. From time to time, independent suppliers also conduct research and development activities for the benefit of the YUM system.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures. However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2004, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Government Regulation

U.S .   The Company is subject to various federal, state and local laws affecting its business. Each of the Company’s restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality in which the restaurant is located. In addition, each of the YUM operating companies must comply with various state laws that regulate the franchisor/franchisee relationship. To date, the Company has not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

A small portion of Pizza Hut’s and LJS’s sales are attributable to the sale of beer and wine. A license is required in most cases for each site that sells alcoholic beverages (in most cases, on an annual basis) and licenses may be revoked or suspended for cause at any time. Regulations governing the sale of alcoholic beverages relate to many aspects of restaurant operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

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

Employees

As of year-end 2004, the Company employed over 256,000 persons, approximately 77 percent of whom were part-time. Approximately 49 percent of the Company’s employees are employed in the U.S. The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors. Most Company employees are paid on an hourly basis. Some of the Company’s non-U.S. employees are subject to labor council relationships that vary due to the diverse cultures in which the Company operates. The Company considers its employee relations to be good.

(d)              Financial Information about U.S. and International Operations

Financial information about International and U.S. markets is incorporated herein by reference from Selected Financial Data in Part II, Item 6, page 19; Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 21 through 44; and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 45 through 84.

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

Item 2.                    Properties.

As of year-end 2004, YUM Concepts owned over 1,800 units and leased land, building or both in over 3,100 units in the U.S.; and YRI owned over 300 units and leased land, building or both in over 2,300 units outside the U.S. Company restaurants in the U.S. which are not owned are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with short renewal options. The Company generally does not lease or sub-lease units that it owns or leases to franchisees. Pizza Hut leases its and YRI’s corporate headquarters and a research facility in Dallas, Texas. Taco Bell leases its corporate headquarters and research facility in Irvine, California. KFC owns its and LJS’s, A&W’s and YUM’s corporate headquarters and a research facility in Louisville, Kentucky. In addition, YUM leases office facilities for certain support groups in Louisville, Kentucky. The former LJS and A&W corporate headquarters and research facility in Lexington, Kentucky continues to be under lease, though efforts to transition the property out of the YUM system are ongoing. Additional information about the Company’s properties is included in the Consolidated Financial Statements and footnotes in Part II, Item 8, pages 45 through 84.

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

On August 13, 2003, a class action lawsuit against Pizza Hut, Inc., entitled Coldiron v. Pizza Hut, Inc., was filed in the United States District Court, Central District of California. Plaintiff alleges that she and other current and former Pizza Hut Restaurant General Managers (“RGM’s”) were improperly classified as exempt employees under the U.S. Fair Labor Standards Act (“FLSA”). There is also a pendent state law claim, alleging that current and former RGM’s in California were misclassified under that state’s law. Plaintiff seeks unpaid overtime wages and penalties. On May 5, 2004, the District Court granted conditional certification of a nationwide class of RGM’s under the FLSA claim, providing notice to prospective class members and an opportunity to join the class. Approximately 10 percent of the eligible class members have joined the litigation. Once class certification discovery is completed, Pizza Hut intends to challenge the propriety of conditional class certification. On July 20, 2004, the District Court granted summary judgment on Ms. Coldiron’s individual FLSA claim. Pizza Hut believes that the District Court’s summary judgment ruling in favor of Ms. Coldiron is clearly erroneous under well-established legal precedent. As of February 23, 2005, Ms. Coldiron has also filed a motion to certify an additional class of current and former California RGM’s under California state law, a motion for summary judgment on her individual state law claims and a motion requesting that the District Court enter summary judgment on the damages that FLSA class members would be due upon successful prosecution of the class-wide litigation. Pizza Hut is opposing all three motions.

We continue to believe that Pizza Hut has properly classified its RGM’s as exempt under the FLSA and California law and accordingly intend to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

Customers

The Company’s restaurants serve a large and diverse cross-section of the public and in the course of serving so many people, disputes arise regarding products, service, accidents and other matters typical of large restaurant systems such as those of the Company.

On December 17, 2002, Taco Bell was named as the defendant in a class action lawsuit filed in the United States District Court for the Northern District of California entitled Moeller, et al. v. Taco Bell Corp.  On August 4, 2003, plaintiffs filed an amended complaint that alleges, among other things, that Taco Bell has discriminated against the class of people who use wheelchairs or scooters for mobility by failing to make its approximately 220 company-owned restaurants in California (the “California Restaurants”) accessible to the class. Plaintiffs contend that queue rails and other architectural and structural elements of the Taco Bell restaurants relating to the path of travel and use of the facilities by persons with mobility-related disabilities (including parking spaces, ramps, counters, restroom facilities and seating) do not comply with the U.S. Americans with Disabilities Act (the “ADA”), the Unruh Civil Rights Act (the “Unruh Act”), and the California Disabled Persons Act (the “CDPA”). Plaintiffs have requested: (a) an injunction from the District Court ordering Taco Bell to comply with the ADA and its implementing regulations; (b) that the District Court declare Taco Bell in violation of the ADA, the Unruh Act, and the CDPA; and (c) monetary relief under the Unruh Act or CDPA. Plaintiffs, on behalf of the class, are seeking the minimum statutory damages per offense of either $4,000 under the Unruh Act or $1,000 under the CDPA for each aggrieved member of the class. Plaintiffs contend that there may be in excess of 100,000 individuals in the class. For themselves, the four named plaintiffs have claimed aggregate minimum statutory damages of no less than $16,000, but are expected to claim greater amounts based on the number of Taco Bell outlets they visited at which they claim to have suffered discrimination.

On February 23, 2004, the District Court granted Plaintiffs’ motion for class certification. The District Court certified a Rule 23(b)(2) mandatory injunctive relief class of all individuals with disabilities who use wheelchairs or electric scooters for mobility who, at any time on or after December 17, 2001, were denied, or are currently being denied, on the basis of disability, the full and equal enjoyment of the California Restaurants. The class includes claims for injunctive relief and minimum statutory damages.

Pursuant to the parties’ agreement, on or about August 31, 2004, the District Court ordered that the trial of this action be bifurcated so that stage one will resolve Plaintiffs’ claims for equitable relief and stage two will resolve Plaintiffs’ claims for damages. The parties are currently proceeding with the equitable relief stage of this action. During this stage, Taco Bell filed a motion to partially decertify the class to exclude from the Rule 23(b)(2) class claims for monetary damages. The District Court denied the motion. Plaintiffs filed their own motion for partial summary judgment as to liability relating to a subset of the California Restaurants. The District Court denied that motion as well.

Taco Bell has denied liability and intends to vigorously defend against all claims in this lawsuit. Although this lawsuit is at an early stage in the proceedings, it is likely that certain of the California Restaurants will be determined to be not fully compliant with accessibility laws and that Taco Bell will be required to take certain steps to make those restaurants fully compliant. However, at this time, it is not possible to estimate with reasonable certainty the potential costs to bring any non-compliant California Restaurants into compliance with applicable state and federal disability access laws. Nor is it possible at this time to reasonably estimate the probability or amount of liability for monetary damages on a class-wide basis to Taco Bell.

Intellectual Property

The Company has registered trademarks and service marks, many of which are of material importance to the Company’s business. From time to time, the Company may become involved in litigation to defend and protect its use of its registered marks.

Other Litigation

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. (“Wrench”) was filed in the United States District Court for the Western District of Michigan. The lawsuit alleged that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. The plaintiffs sought to recover monetary damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit and oral arguments were held on September 20, 2000. On July 6, 2001, the Sixth Circuit Court of Appeals reversed the District Court’s judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Sixth Circuit Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case was returned to District Court for trial which began on May 14, 2003 and on June 4, 2003 the jury awarded $30 million to the plaintiffs. Subsequently, the plaintiffs’ moved to amend the judgment to include pre-judgment interest and post-judgment interest and Taco Bell filed its post-trial motion for judgment as a matter of law or a new trial. On September 9, 2003, the District Court denied Taco Bell’s motion and granted the plaintiff’s motion to amend the judgment.

In view of the jury verdict and subsequent District Court ruling, we recorded a charge of $42 million in 2003. We appealed the verdict to the Sixth Circuit Court of Appeals and interest continued to accrue during the appeal process. Prior to a ruling from the Sixth Circuit Court of Appeals, we settled this matter with the Wrench plaintiffs on January 15, 2005. Concurrent with the settlement with the plaintiffs, we also settled the matter with certain of our insurance carriers. As a result of these settlements, reversals of previously recorded expense of $14 million were recorded in the year ended December 25, 2004.

We intend to continue to seek additional recoveries from our other insurance carriers during the periods in question. We have also filed suit against Taco Bell’s former advertising agency in the United States District Court for the Central District of California seeking reimbursement for the settlement amount as well as any costs that we have incurred in defending this matter. Any additional recoveries will be recorded as they are realized.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

The executive officers of the Company as of February 17, 2005, and their ages and current positions as of that date are as follows:

Name	Age	Position

David C. Novak	52	Chairman of the Board, Chief Executive Officer and President

David J. Deno	47	Chief Financial Officer and Chief Operating Officer

Christian L. Campbell	54	Senior Vice President, General Counsel, Secretary and Chief Franchise Policy Officer

Jonathan D. Blum	46	Senior Vice President – Public Affairs

Charles E. Rawley, III	54	Chief Development Officer

Anne P. Byerlein	46	Chief People Officer

Gregory N. Moore	55	Senior Vice President and Controller

Richard T. Carucci	47	Senior Vice President, Finance and Chief Financial Officer – Designate

Gregg R. Dedrick	45	President and Chief Concept Officer, KFC

Peter R. Hearl	53	President and Chief Concept Officer, Pizza Hut

Emil J. Brolick	57	President and Chief Concept Officer, Taco Bell

Graham D. Allan	49	President, YUM! Restaurants International

Samuel Su	52	President, YUM! Restaurants China

David C. Novak  is Chairman of the Board, Chief Executive Officer and President of YUM. He has served in this position since January 2001. From December 1999 to January 2001, Mr. Novak served as Vice Chairman of the Board, Chief Executive Officer and President of YUM. From October 1997 to December 1999, he served as Vice Chairman and President of YUM. Mr. Novak previously served as Group President and Chief Executive Officer, KFC and Pizza Hut from August 1996 to July 1997. Mr. Novak joined Pizza Hut in 1986 as Senior Vice President, Marketing. In 1990, he became Executive Vice President, Marketing and National Sales, for Pepsi-Cola Company. In 1992, he became Chief Operating Officer, Pepsi-Cola North America, and in 1994 he became President and Chief Executive Officer of KFC North America. Mr. Novak is also a director of J.P. Morgan Chase.

David J. Deno is Chief Financial Officer and Chief Operating Officer of YUM. He has served as Chief Financial Officer since November 1999 and as Chief Operating Officer since October 2004. From August 1997 to November 1999, Mr. Deno served as Senior Vice President and Chief Financial Officer of YRI. From August 1996 to August 1997, Mr. Deno served as Senior Vice President and Chief Financial Officer for Pizza Hut. From 1994 to August 1996, Mr. Deno was Division Vice President for the Florida Division of Pizza Hut. Mr. Deno joined Pizza Hut in 1991 as Vice President and Controller.

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

Richard T. Carucci  is Senior Vice President, Finance and Chief Financial Officer – Designate of YUM. He has served in this position since October 2004. From May 2003 to October 2004, he served as Executive Vice President and Chief Development Officer of YRI. From November 2002 to May 2003, he served as Senior Vice President for YRI and also assisted Pizza Hut in asset strategy development. From November 1999 to July 2002, he was Chief Financial Officer of YRI.

Gregg R. Dedrick is President and Chief Concept Officer of KFC. He has served in this position since September 2003. From January 2002 to September 2003, Mr. Dedrick acted as a Strategic Advisor to YUM while serving as Chief Administrative Officer of his church, which is one of the ten largest churches in the United States. From July 1997 to January 2002, he served as Chief People Officer of YUM. Mr. Dedrick also served as Senior Vice President, Human Resources for Pizza Hut and KFC, a position he assumed in 1996. He served as Senior Vice President, Human Resources of KFC in 1995 and Vice President, Human Resources of Pizza Hut in 1994. Mr. Dedrick joined the Pepsi-Cola Company in 1981 and held various positions from 1981 to 1994.

Peter R. Hearl  is President and Chief Concept Officer of Pizza Hut. Prior to this position, he was Chief People Officer and Executive Vice President of YUM, a position he held from January 2002 until November 2002. From December 1998 to January 2002, he served as Executive Vice President of YRI. Prior to that, he was Regional Vice President for YRI in Asia Pacific, a position he assumed in October 1997. From March 1996 to September 1997, Mr. Hearl was Regional Vice President for YRI with responsibility for Australia, New Zealand and South Africa. Prior to that, he was Regional Vice President for KFC with responsibility for the United Kingdom, Ireland and South Africa, a position he assumed in January 1995. From September 1993 to December 1994, Mr. Hearl was Regional Vice President for KFC Europe.

Emil J. Brolick  is President and Chief Concept Officer of Taco Bell. He has served in this position since July 2000. Prior to joining Taco Bell, Mr. Brolick served as Senior Vice President of New Product Marketing, Research & Strategic Planning for Wendy’s International, Inc. from August 1995 to July 2000. From March 1988 to August 1995, he held various positions at Wendy’s including Manager, Planning and Evaluation and Vice President, Strategic Planning and Research.

Graham D. Allan is the President of YRI. He has served in this position since November 2003. Immediately prior to this position he served as Executive Vice President of YRI. From December 2000 to January 2003 Mr. Allan was the Managing Director of YRI. Prior to that, he was Managing Director of KFC in the United Kingdom from 1996 until November 2000.

Samuel Su  is the President of YUM! Restaurants China. He has served in this position since 1997. Prior to this he was the Vice President of North Asia for both KFC and Pizza Hut. Mr. Su started his career with YUM in 1989 as KFC International’s Director of Marketing for the North Pacific area.

Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

Item 5.                    Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades under the symbol YUM and is listed on the New York Stock Exchange (“NYSE”). The following sets forth the high and low NYSE composite closing sale prices by quarter for the Company’s common stock and dividends per common share.

	2004

Quarter	High	Low	Dividends Declared	Dividends Paid

First	$38.28	$32.56	$—	$—
Second	39.50	35.72	0.10	—
Third	40.13	35.88	—	0.10
Fourth	46.95	39.33	0.20	0.10

	2003

Quarter	High	Low	Dividends Declared	Dividends Paid

First	$25.75	$22.06	$—	$—
Second	28.54	23.40	—	—
Third	30.82	28.55	—	—
Fourth	35.13	29.40	—	—

We initiated the payment of quarterly dividends to our stockholders in 2004. Three cash dividends of $0.10 per share of common stock, $87 million in total, were declared. The dividend declared late in 2004 had a distribution date of February 4, 2005. Going forward, the Company is targeting dividend payments equating to a payout ratio of 15% to 20% of net income.

As of February 17, 2005, there were approximately 100,500 registered holders of record of the Company’s common stock.

The Company had no sales of unregistered securities during 2004, 2003 or 2002.

Issuer Purchases of Equity Securities The following table provides information as of December 25, 2004 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

Period 10
9/5/04 - 10/2/04	—	—	—	$300,048,827

Period 11
10/3/04 - 10/30/04	566,000	$42.70	566,000	$275,879,162

Period 12
10/31/04 - 11/27/04	21,000	$43.44	21,000	$274,966,892

Period 13
11/28/04 - 12/25/04	5,367,110	$46.58	5,367,110	$24,966,909

Total	5,954,110	$46.20	5,954,110	$24,966,909

In November 2003, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through May 21, 2005, up to $300 million of our outstanding Common Stock (excluding applicable transaction fees). During the quarter ended December 25, 2004, this share repurchase program was completed.

In May 2004, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase through November 21, 2005, up to $300 million of our outstanding Common Stock (excluding applicable transaction fees). During the quarter ended December 25, 2004, the majority of our share repurchases were made under this program.

Item 6. Selected Financial Data. Selected Financial Data YUM! Brands, Inc. and Subsidiaries (in millions, except per share and unit amounts)

	Fiscal Year

	2004	2003	2002	2001	2000

Summary of Operations
Revenues
Company sales	$7,992	$7,441	$6,891	$6,138	$6,305
Franchise and license fees	1,019	939	866	815	788

Total	9,011	8,380	7,757	6,953	7,093

Facility actions(a)	(26)	(36)	(32)	(1)	176
Wrench litigation income (expense)(b)	14	(42)	—	—	—
AmeriServe and other (charges) credits(c)	16	26	27	3	(204)

Operating profit	1,155	1,059	1,030	891	860
Interest expense, net	129	173	172	158	176

Income before income taxes and cumulative effective
of accounting change	1,026	886	858	733	684

Income before cumulative effect of accounting change	740	618	583	492	413
Cumulative effect of accounting change, net of tax(d)	—	(1)	—	—	—

Net income	740	617	583	492	413
Basic earnings per common share(e)	2.54	2.10	1.97	1.68	1.41
Diluted earnings per common share(e)	2.42	2.02	1.88	1.62	1.39

Cash Flow Data
Provided by operating activities	$1,131	$1,053	$1,088	$832	$491
Capital spending, excluding acquisitions	645	663	760	636	572
Proceeds from refranchising of restaurants	140	92	81	111	381

Balance Sheet
Total assets	$5,696	$5,620	$5,400	$4,425	$4,149
Long-term debt	1,731	2,056	2,299	1,552	2,397
Total debt	1,742	2,066	2,445	2,248	2,487

Other Data
Number of stores at year end
Company	7,743	7,854	7,526	6,435	6,123
Unconsolidated Affiliates	1,662	1,512	2,148	2,000	1,844
Franchisees	21,858	21,471	20,724	19,263	19,287
Licensees	2,345	2,362	2,526	2,791	3,163

System	33,608	33,199	32,924	30,489	30,417
U.S. Company blended same store sales growth(f)	3%	—	2%	1%	(2)%
International system sales growth(g)
Reported	15%	14%	8%	1%	6%
Local currency(h)	9%	7%	9%	8%	8%
Shares outstanding at year end(e)	290	292	294	293	293
Cash dividends declared per common share	$0.30	—	—	—	—

Market price per share at year end (e)	$46.27	$33.64	$24.12	$24.62	$16.50

Fiscal years 2004, 2003, 2002 and 2001 include 52 weeks and fiscal year 2000 includes 53 weeks. From May 7, 2002, results include Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”), which were added when we acquired Yorkshire Global Restaurants, Inc. Fiscal year 2002 includes the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As a result we ceased amortization of goodwill and indefinite-lived assets beginning December 30, 2001. If SFAS 142 had been effective for 2001 and 2000, reported net income would have increased $26 million and $24 million, respectively. Both basic earnings per share and diluted earnings per share would have increased $0.09 and $0.08 in 2001 and 2000, respectively. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

(a)	See Note 7 to the Consolidated Financial Statements for a description of Facility actions in 2004, 2003 and 2002.

(b)	See Note 24 to the Consolidated Financial Statements for a description of Wrench litigation in 2004 and 2003.

(c)	See Note 7 to the Consolidated Financial Statements for a description of AmeriServe and other charges (credits) in 2004, 2003 and 2002.

(d)	Fiscal year 2003 includes the impact of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations”. See Note 2 to the Consolidated Financial Statements for further discussion.

(e)	Per share and share amounts have been adjusted to reflect the two-for-one stock split distributed on June 17, 2002.

(f)	U.S. Company blended same-store sales growth includes the results of Company owned KFC, Pizza Hut and Taco Bell restaurants that have been open one year or more. LJS and A&W are not included.

(g)	International system sales growth includes the results of all international restaurants regardless of ownership, including Company owned, franchise, unconsolidated affiliate and license restaurants. Sales of franchise, unconsolidated affiliate and license restaurants generate franchise and license fees for the Company (typically at a rate of 4% to 6% of sales). Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales we present on the Consolidated Statements of Income; however, the fees are included in the Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all our revenue drivers, Company and franchise same store sales as well as net unit development.
19

(h)	Local currency represents the percentage change excluding the impact of foreign currency translation. These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.
20

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively “the Concepts”) and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. LJS and A&W were added when YUM acquired Yorkshire Global Restaurants, Inc. (“YGR”) on May 7, 2002. With 12,998 international units, YUM is the second largest QSR company outside the U.S. YUM became an independent, publicly-owned company on October 6, 1997 (the “Spin-off Date”) via a tax-free distribution of our Common Stock (the “Distribution” or “Spin-off”) to the shareholders of our former parent, PepsiCo, Inc. (“PepsiCo”).

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

The Company’s key strategies are:

•	Building dominant restaurant brands in China

•	Driving profitable international expansion

•	Improving restaurant operations

•	Multibranding category-leading brands

The Company is focused on five long-term measures identified as essential to our growth and progress. These five measures and related key performance indicators are as follows:

•	International expansion

International system-sales growth (local currency)

Number of new international restaurant openings

Net international unit growth
21

•	Multibrand innovation and expansion

Number of multibrand restaurant locations

Number of multibrand units added

Number of franchise multibrand units added

•	Portfolio of category-leading U.S. brands

U.S. blended same store sales growth

U.S. system sales growth

•	Global franchise fees

New restaurant openings by franchisees

Franchise fee growth

•	Strong cash generation and returns

Cash generated from all sources

Cash generated from all sources after capital spending

Restaurant margins

Our progress against these measures is discussed throughout the Management’s Discussion and Analysis (“MD&A”).

Throughout the MD&A, the Company provides the percentage change excluding the impact of foreign currency translation. These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

This MD&A should be read in conjunction with our Consolidated Financial Statements on pages 46 through 49 and the Cautionary Statements on pages 43 and 44. All Note references herein refer to the Notes to the Consolidated Financial Statements on pages 50 through 84. Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.

Factors Affecting Comparability of 2004 Results to 2003 Results and 2003 Results to 2002 Results

Lease Accounting Adjustments

In late 2004 and early 2005, a number of companies within the QSR industry announced adjustments to their accounting for leases and the depreciation of leasehold improvements. In consultation with our external auditors, we also determined that an adjustment was necessary to modify our accounting in these areas. Accordingly, in the fourth quarter of 2004, we recorded an adjustment such that all of our leasehold improvements are now being depreciated over the shorter of their useful lives or the term of the lease, including options in some instances, over which we are recording rent expense, including escalations, on a straight-line basis.

The cumulative adjustment, primarily through increased U.S. depreciation expense, totaled $11.5 million ($7 million after tax). The portions of this adjustment that related to 2004 full year and 2004 fourth quarter were approximately $3 million and $1 million, respectively. As the portion of our adjustment recorded that was a correction of errors of amounts reported in our prior period financial statements was not material to any of those prior period financial statements, the entire adjustment was recorded in the 2004 Consolidated Financial Statements and no adjustment was made to any prior period financial statements. We anticipate that the impact of this accounting change will result in additional expense of $3 million in 2005.

22

YGR Acquisition

On May 7, 2002, the Company completed its acquisition of YGR, the parent company of LJS and A&W. See Note 4 for a discussion of the acquisition.

As of the date of the acquisition, YGR consisted of 742 and 496 company and franchise LJS units, respectively, and 127 and 742 company and franchise A&W units, respectively. In addition, 133 multibranded LJS/A&W restaurants were included in the LJS unit totals. Except as discussed in certain sections of the MD&A, the impact of the acquisition on our results of operations in 2003 was not significant relative to 2002.

Amendment of Sale-Leaseback Agreements

As discussed in Note 14, on August 15, 2003 we amended two sale-leaseback agreements assumed in our 2002 acquisition of YGR such that the agreements now qualify for sale-leaseback accounting. Restaurant profit decreased by $5 million and by $3 million in 2004 and 2003, respectively, as a result of the two amended agreements being accounted for as operating leases subsequent to the amendment. The decrease in restaurant profit was largely offset by a similar decrease in interest expense.

Canada Unconsolidated Affiliate Dissolution

On November 10, 2003, we dissolved our unconsolidated affiliate that previously operated 733 restaurants in Canada. We owned 50% of this unconsolidated affiliate prior to its dissolution and accounted for our interest under the equity method. Of the restaurants previously operated by the unconsolidated affiliate, we now operate the vast majority of Pizza Huts and Taco Bells, while almost all KFCs are operated by franchisees. As a result of operating certain restaurants that were previously operated by the unconsolidated affiliate, our Company sales, restaurant profit and general and administrative expenses increased and our franchise fees decreased. Additionally, on a full year basis other income increased as we recorded a loss from our investment in the Canadian unconsolidated affiliate in 2003.

As a result of the dissolution of our Canadian unconsolidated affiliate, Company sales increased $147 million, franchise fees decreased $9 million, restaurant profit increased $8 million, general and administrative expenses increased $11 million and other income increased $4 million for the year ended December 25, 2004 compared to the year ended December 27, 2003. The impact on 2004 net income was not significant. The impact of the dissolution on our 2003 results was also not significant.

Sale of Puerto Rico Business

Our Puerto Rico business was held for sale since the fourth quarter of 2002 and was sold on October 4, 2004 for an amount approximating its then carrying value. Company sales and restaurant profit decreased $27 million and $4 million, respectively, franchise fees increased $1 million and general and administrative expenses decreased $1 million for the year ended December 25, 2004 as compared to the year ended December 27, 2003.

Commodity Inflation

The increased cost of certain commodities negatively impacted our U.S. margins for the year ended December 25, 2004. Higher commodity costs, particularly in cheese and meat prices, negatively impacted U.S. restaurant margins as a percentage of sales by approximately 160 basis points for the year ended December 25, 2004.

23

Wrench Litigation

We recorded income of $14 million in 2004 and expense of $42 million in 2003. See Note 24 for a discussion of the Wrench litigation.

AmeriServe and Other Charges (Credits)

We recorded income of $16 million in 2004, $26 million in 2003 and $27 million in 2002. See Note 7 for a detailed discussion of AmeriServe and other charges (credits).

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

The following table summarizes our refranchising activities:

	2004	2003	2002

Number of units refranchised	317	228	174
Refranchising proceeds, pre-tax	$140	$92	$81
Refranchising net gains, pre-tax(a)	$12	$4	$19

(a)	Refranchising net gains for the year ended December 25, 2004 include charges to write down our Puerto Rico business to our then estimate of its fair value and charges to write down certain U.S. restaurants we currently own but we have offered to sell at amounts lower than their carrying values. Refranchising net gains for the year ended December 27, 2003 also include charges to write down our Puerto Rico business to our then estimate of its fair value. As previously noted, we sold our Puerto Rico business effective October 4, 2004 for an amount approximating its then carrying value.

In addition to our refranchising program, from time to time we close restaurants that are poor performing, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit (collectively “store closures”).

The following table summarizes Company store closure activities:

	2004	2003	2002

Number of units closed	319	287	224
Store closure costs (income)(a)	$(3)	$6	$15
Impairment charges for stores to be closed	$5	$12	$9

(a)	Store closure income in 2004 is primarily the result of gains from the sale of properties on which we formerly operated restaurants.
24

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the respective previous year and were no longer operated by us as of the last day of the respective year. The amounts do not include results from new restaurants that we opened in connection with a relocation of an existing unit or any incremental impact upon consolidation of two or more of our existing units into a single unit.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

	2004

	U.S.	International	Worldwide

Decreased sales	$(241)	$(131)	$(372)
Increased franchise fees	7	5	12

Decrease in total revenues	$(234)	$(126)	$(360)

	2003

	U.S.	International	Worldwide

Decreased sales	$(148)	$(120)	$(268)
Increased franchise fees	1	5	6

Decrease in total revenues	$(147)	$(115)	$(262)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	2004

	U.S.	International	Worldwide

Decreased restaurant profit	$(18)	$(11)	$(29)
Increased franchise fees	7	5	12
Decreased general and administrative expenses	—	6	6

Decrease in operating profit	$(11)	$—	$(11)

	2003

	U.S.	International	Worldwide

Decreased restaurant profit	$(18)	$(15)	$(33)
Increased franchise fees	1	5	6
Decreased general and administrative expenses	—	6	6

Decrease in operating profit	$(17)	$(4)	$(21)

25

Results of Operations

	2004	% B/(W) vs. 2003		2003	% B/(W) vs. 2002

Company sales	$7,992	7		$7,441	8
Franchise and license fees	1,019	8		939	9

Revenues	$9,011	8		$8,380	8

Company restaurant profit	$1,159	5		$1,104	—

% of Company sales	14.5%	(0.3	) ppts.	14.8%	(1.2	) ppts.

Operating profit	1,155	9		1,059	3
Interest expense, net	129	25		173	(1)
Income tax provision	286	(7)		268	3

Income before cumulative effect of
accounting change	740	20		618	6

Cumulative effect of accounting change,
net of tax	—	—		(1)	NM

Net income	$740	20		$617	6

Diluted earnings per share(a)	$2.42	20		$2.02	7

(a) See Note 6 for the number of shares used in this calculation. Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees

Balance at end of 2002	7,526	2,148	20,724	30,398
New Builds	454	176	868	1,498
Acquisitions	389	(736)	345	(2)
Refranchising	(228)	(1)	227	(2)
Closures	(287)	(75)	(691)	(1,053)
Other	—	—	(2)	(2)

Balance at end of 2003	7,854	1,512	21,471	30,837
New Builds	457	178	815	1,450
Acquisitions	72	11	(83)	—
Refranchising	(317)	—	316	(1)
Closures	(319)	(31)	(651)	(1,001)
Other	(4)	(8)	(10)	(22)

Balance at end of 2004	7,743	1,662	21,858	31,263

% of Total	25%	5%	70%	100%

The above total excludes 2,345 and 2,362 licensed units at the end of 2004 and 2003, respectively.
26

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees

Balance at end of 2002	5,193	4	13,663	18,860
New Builds	142	3	245	390
Acquisitions	106	—	(108)	(2)
Refranchising	(150)	—	148	(2)
Closures	(197)	(1)	(386)	(584)
Other	—	—	4	4

Balance at end of 2003	5,094	6	13,566	18,666
New Builds	146	—	227	373
Acquisitions	61	—	(61)	—
Refranchising	(113)	—	112	(1)
Closures	(199)	(6)	(365)	(570)
Other	—	—	3	3

Balance at end of 2004	4,989	—	13,482	18,471

% of Total	27%	—	73%	100%

The above total excludes 2,139 and 2,156 licensed units at the end of 2004 and 2003, respectively.

International	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees

Balance at end of 2002	2,333	2,144	7,061	11,538
New Builds	312	173	623	1,108
Acquisitions	283	(736)	453	—
Refranchising	(78)	(1)	79	—
Closures	(90)	(74)	(305)	(469)
Other(a)	—	—	(6)	(6)

Balance at end of 2003	2,760	1,506	7,905	12,171
New Builds	311	178	588	1,077
Acquisitions	11	11	(22)	—
Refranchising	(204)	—	204	—
Closures	(120)	(25)	(286)	(431)
Other(a)	(4)	(8)	(13)	(25)

Balance at end of 2004	2,754	1,662	8,376	12,792

% of Total	22%	13%	65%	100%

(a) Represents an adjustment of previously reported amounts. The above totals exclude 206 licensed units at both the end of 2004 and 2003.
27

Included in the above totals are multibrand restaurants. Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count. Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count. Franchise unit counts include both franchisee and unconsolidated affiliate multibrand units. Multibrand restaurant totals were as follows:

2004	Company	Franchise	Total

United States	1,391	1,250	2,641
International	28	155	183

Worldwide	1,419	1,405	2,824

2003	Company	Franchise	Total

United States	1,032	1,116	2,148
International	52	127	179

Worldwide	1,084	1,243	2,327

For 2004 and 2003, Company multibrand unit gross additions were 384 and 235, respectively. For 2004 and 2003, franchise multibrand unit gross additions were 169 and 194, respectively.

System Sales Growth

	Increase		Increase excluding currency translation
	2004	2003	2004		2003

United States	3%	3%	N/	A	N/	A
International	15%	14%	9%		7%
Worldwide	8%	7%	5%		5%

System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise, unconsolidated affiliate and license restaurants. Sales of franchise, unconsolidated affiliate and license restaurants generate franchise and license fees for the Company (typically at a rate of 4% to 6% of sales). Franchise, unconsolidated affiliate and license restaurants sales are not included in Company sales on the Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same store sales as well as net unit development.

In 2004, the increase in Worldwide system sales was driven by new unit development and same store sales growth, partially offset by store closures. Excluding the favorable impact from both foreign currency translation and the YGR acquisition, Worldwide system sales increased 3% in 2003. The increase was driven by new unit development, partially offset by store closures.

In 2004, the increase in U.S. system sales was driven by new unit development and same store sales growth, partially offset by store closures. Excluding the favorable impact of the YGR acquisition, U.S. system sales increased 1% in 2003. The increase was driven by new unit development, partially offset by store closures.

In 2004, the increase in International system sales was driven by new unit development and same store sales growth, partially offset by store closures. In 2003, the increase in International system sales was driven by new unit development, partially offset by store closures.

Revenues

	Amount		% Increase		% Increase excluding currency translation

	2004	2003	2004	2003	2004	2003

Company sales
United States	$5,163	$5,081	2	6	N/A	N/A
International	2,829	2,360	20	12	16	8

Worldwide	7,992	7,441	7	8	6	7

Franchise and license fees
United States	600	574	4	1	N/A	N/A
International	419	365	15	23	8	14

Worldwide	1,019	939	8	9	6	6

Total revenues
United States	5,763	5,655	2	6	N/A	N/A
International	3,248	2,725	19	13	15	8

Worldwide	$9,011	$8,380	8	8	6	7

In 2004, the increase in Worldwide Company sales was driven by new unit development, acquisitions of franchisee restaurants (primarily certain units in Canada which we now operate), and same store sales growth, partially offset by refranchising and store closures. Excluding the favorable impact of both foreign currency translation and the YGR acquisition, Worldwide Company sales increased 4% in 2003. The increase was driven by new unit development, partially offset by store closures and refranchising.

In 2004, the increase in Worldwide franchise and license fees was driven by new unit development, same store sales growth, and refranchising, partially offset by store closures and acquisitions of franchisee restaurants (primarily certain units in Canada which we now operate). Excluding the favorable impact of both foreign currency translation and the YGR acquisition, Worldwide franchise and license fees increased 5% in 2003. The increase was driven by new unit development, royalty rate increases and same store sales growth, partially offset by store closures.

In 2004, the increase in U.S. Company sales was driven by new unit development and same store sales growth, partially offset by refranchising and store closures. Excluding the favorable impact of the YGR acquisition, U.S. Company sales increased 2% in 2003. The increase was driven by new unit development, partially offset by store closures and refranchising.

U.S same store sales includes only Company restaurants that have been open one year or more. U.S. blended same store sales includes KFC, Pizza Hut and Taco Bell Company-owned restaurants only. U.S. same store sales for Long John Silver’s and A&W restaurants are not included. Following are the same store sales growth results by brand:

	2004
	Same Store Sales	Transactions	Average Guest Check
KFC	(2)%	(4)%	2%
Pizza Hut	5%	2%	3%
Taco Bell	5%	3%	2%

	2003
	Same Store Sales	Transactions	Average Guest Check
KFC	(2)%	(4)%	2%
Pizza Hut	(1)%	(4)%	3%
Taco Bell	2%	1%	1%

In 2004, blended Company same store sales increased 3% due to increases in average guest check and transactions. In 2003, blended Company same store sales were flat due to a decrease in transactions offset by an increase in average guest check.

In 2004, the increase in U.S. franchise and license fees was driven by same store sales growth, new unit development and refranchising, partially offset by store closures. Excluding the favorable impact of the YGR acquisition, U.S. franchise and license fees remained essentially flat in 2003 as a decrease primarily driven by store closures was largely offset by new unit development.

In 2004, the increase in International Company sales was driven by new unit development, acquisitions of franchisee restaurants (primarily certain units in Canada which we now operate), and same store sales growth, partially offset by refranchising and store closures. In 2003, the increase in International Company sales was driven by new unit development, partially offset by refranchising, same store sales declines and store closures.

In 2004, the increase in International franchise and license fees was driven by new unit development, same store sales growth and refranchising, partially offset by store closures and our acquisitions of franchisee restaurants (primarily certain units in Canada which we now operate). In 2003, the increase in International franchise and license fees was driven by new unit development, royalty rate increases and same store sales growth, partially offset by store closures.

Company Restaurant Margins

2004	United States	International	Worldwide
Company sales	100.0%	100.0%	100.0%
Food and paper	29.9	35.1	31.8
Payroll and employee benefits	30.5	19.1	26.4
Occupancy and other operating expenses	25.8	30.0	27.3

Company restaurant margin	13.8%	15.8%	14.5%

2003	United States	International	Worldwide
Company sales	100.0%	100.0%	100.0%
Food and paper	28.8	35.5	30.9
Payroll and employee benefits	31.0	19.0	27.2
Occupancy and other operating expenses	25.6	30.0	27.1

Company restaurant margin	14.6%	15.5%	14.8%

2002	United States	International	Worldwide
Company sales	100.0%	100.0%	100.0%
Food and paper	28.2	36.1	30.6
Payroll and employee benefits	30.9	18.7	27.2
Occupancy and other operating expenses	24.9	29.2	26.2

Company restaurant margin	16.0%	16.0%	16.0%

In 2004, the decrease in U.S. restaurant margins as a percentage of sales was driven by higher food and paper costs and higher occupancy and other costs, partially offset by the impact of same store sales increases on restaurant margin. Higher food and paper costs were primarily driven by increased commodity costs (principally cheese and meats) and higher occupancy and other costs were primarily driven by increased expense resulting from the adjustment related to our accounting for leases and the depreciation of leasehold improvements. In 2003, the decrease in U.S. restaurant margin as a percentage of sales was primarily driven by the increased occupancy expenses due to higher rent, primarily due to additional rent expense associated with the amended YGR sale-leaseback agreements, and utilities. The higher food and paper costs were primarily due to the impact of unfavorable discounting and product mix. Also contributing to the decrease was higher labor costs, primarily driven by low single-digit increases in wage rates.

In 2004, the increase in International restaurant margins as a percentage of sales was driven by the impact of same store sales increases on restaurant margin and lower food and paper costs (principally due to supply chain savings). The increase was partially offset by a 60 basis point unfavorable impact of operating certain restaurants in Canada, which is a market with below average margins, that were previously operated by our unconsolidated affiliate, increased labor costs in certain markets and a 10 basis point unfavorable impact from foreign currency translation. In 2003, the decrease in International restaurant margins as a percentage of sales was driven by the impact on margin of same store sales declines and a 20 basis point unfavorable impact from foreign currency translation. The decrease was partially offset by the impact of supply chain savings on the cost of food and paper (principally in China), and the cessation of depreciation expense of approximately $9 million for the Puerto Rico business while it was held for sale.

The impact from foreign currency translation on margins as a percentage of sales is a result of the portfolio of markets effect. International margin percentages in total are impacted unfavorably when currencies strengthen in markets with below average margins. Those markets contributing to the unfavorable impacts of foreign currency translation on margin have below average margins largely due to their higher labor costs.

Worldwide General and Administrative Expenses

General and administrative expenses increased $111 million or 12% in 2004, including a 2% unfavorable impact from foreign currency translation. The increase was driven by higher compensation related costs, including incentive compensation, amounts associated with investments in strategic initiatives in China and other international growth markets and pension costs. Also contributing to the increase were higher professional fees and increased reserves related to potential development sites and surplus facilities. The increase was also partially attributable to expenses of $11 million associated with operating the restaurants we now own in Canada that were previously operated by our unconsolidated affiliate. These increases were partially offset by decreases in expenses due to the favorable impact of refranchising certain restaurants.

General and administrative expenses increased $32 million or 3% in 2003, including a 1% unfavorable impact from foreign currency translation. Excluding the unfavorable impact from both foreign currency translation and the YGR acquisition, general and administrative expenses were flat for 2003. Lower management incentive compensation costs were offset by increases in expenses associated with international restaurant expansion and pension expense.

Worldwide Franchise and License Expenses

Franchise and license expenses decreased $2 million or 8% in 2004. The decrease was primarily driven by the favorable impact of lapping the biennial International franchise convention held in 2003.

Franchise and license expenses decreased $21 million or 42% in 2003. The decrease was primarily attributable to lower allowances for doubtful franchise and license fee receivables, principally at Taco Bell.

Worldwide Other (Income) Expense

	2004	2003	2002
Equity income from investments in unconsolidated affiliates	$(54)	$(39)	$(29)
Foreign exchange net (gain) loss	(1)	(2)	(1)

Other (income) expense	$(55)	$(41)	$(30)

Other income increased $14 million or 34% in 2004, including a 7% favorable impact from foreign currency translation. The increase was driven by an increase in equity income from our unconsolidated affiliates, principally in China, and the dissolution of our unconsolidated affiliate in Canada which recorded a loss for the year ended December 27, 2003.

Other income increased $11 million or 39% in 2003, including a 6% favorable impact from foreign currency translation. The increase was primarily driven by an increase in equity income from our unconsolidated affiliates, particularly in China.

Worldwide Facility Actions

We recorded a net loss from facility actions of $26 million, $36 million and $32 million in 2004, 2003 and 2002, respectively. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 7 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

			% Increase/(decrease)
	2004	2003	2004	2003
United States	$777	$812	(4)	1
International	542	441	23	22
Unallocated and corporate expenses	(204)	(179)	(14)	—
Unallocated other income (expense)	(2)	(3)	NM	NM
Unallocated facility actions	12	4	NM	NM
Wrench litigation income (expense)	14	(42)	NM	NM
AmeriServe and other (charges) credits	16	26	NM	NM

Operating profit	$1,155	$1,059	9	3

In 2004, the decrease in U.S. operating profit was driven by the impact on restaurant profit of higher commodity costs (primarily cheese and meat) and the adjustment recorded related to our accounting for leases and the depreciation of leasehold improvements, as well as higher general and administrative expenses. The decrease was partially offset by the impact of same store sales increases on restaurant profit and franchise and license fees. Excluding the favorable impact of the YGR acquisition, U.S. operating profit in 2003 was flat compared to 2002. Decreases driven by lower restaurant profit as a result of increased occupancy expenses and the impact of unfavorable discounting and product mix shift on food and paper costs were offset by lower franchise and license and general and administrative expenses.

Excluding the favorable impact from foreign currency translation, International operating profit increased 17% in 2004. The increase was driven by new unit development, the impact of same store sales increases on restaurant profit and franchise and license fees and higher income from our investments in unconsolidated affiliates, partially offset by higher general and administrative costs. Excluding the favorable impact from foreign currency translation, International operating profit increased 15% in 2003. The increase was driven by new unit development and the impact of supply chain savings initiatives on the cost of food and paper, partially offset by the impact of same store sales declines on restaurant profit and higher general and administrative expenses.

Unallocated and corporate expenses comprise general and administrative expenses and unallocated facility actions comprise refranchising gains (losses), neither of which are allocated to the U.S. or International segments for performance reporting purposes.

Interest Expense, Net

	2004	2003	2002
Interest expense	$145	$185	$180
Interest income	(16)	(12)	(8)

Interest expense, net	$129	$173	$172

Interest expense decreased $40 million or 22% in 2004. The decrease was primarily driven by a decrease in our average interest rates primarily attributable to pay-variable interest rate swaps entered into during 2004. Also contributing to the decrease was a reduction in our average debt outstanding primarily as a result of the amended YGR sale-leaseback agreement and lower International short-term borrowings.

Interest expense increased $5 million or 3% in 2003. Excluding the impact of the YGR acquisition, interest expense decreased 6%. The decrease was primarily due to a decrease in our average debt outstanding.

Income Taxes

	2004	2003	2002
Reported
Income taxes	$286	$268	$275
Effective tax rate	27.9%	30.2%	32.1%

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2004	2003	2002
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.3	1.8	2.0
Foreign and U.S. tax effects attributable to foreign operations	(5.8)	(3.6)	(2.8)
Adjustments to reserves and prior years	(6.7)	(1.7)	(1.8)
Foreign tax credit amended return benefit	—	(4.1)	—
Valuation allowance additions (reversals)	4.2	2.8	—
Other, net	(0.1)	—	(0.3)

Effective tax rate	27.9%	30.2%	32.1%

Income taxes and the effective tax rate as shown above reflect tax on all amounts included in our results of operations except for the income tax benefit of approximately $1 million on the $2 million cumulative effect adjustment recorded in the year ended December 27, 2003 due to the adoption of SFAS 143.

The 2004 effective tax rate decreased 2.3 percentage points to 27.9%. The decrease in the effective tax rate was driven by a number of factors, including the reversal of reserves in the current year associated with audits that were settled as well as the effects of certain international tax planning strategies implemented in 2004. The decrease was partially offset by the impact of lapping the benefit in 2003 of amending certain prior U.S. income tax returns to claim credit for foreign taxes paid in prior years as well as the recognition in 2004 of valuation allowances for certain deferred tax assets whose realization is no longer considered more likely than not.

The 2003 effective tax rate decreased 1.9 percentage points to 30.2%. The decrease in the effective tax rate was primarily due to a 4.1 percentage point benefit of amending certain prior U.S. income tax returns to claim credit for foreign taxes paid in prior years. The returns were amended upon our determination that it was more beneficial to claim credit for such taxes than to deduct such taxes, as had been done when the returns were originally filed. In future years, we anticipate continuing to claim credit for foreign taxes paid in the then current year, as we have done in 2004, 2003 and 2002. However, the amended return benefit recognized in 2003 was non-recurring. The decrease in the 2003 effective tax rate was partially offset by the recognition of valuation allowances for certain deferred tax assets whose realization is no longer considered more likely than not. See Note 22 for a discussion of valuation allowances.

Adjustments to reserves and prior years include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. Adjustments to reserves and prior years also includes changes in tax reserves established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, that we believe may impact our exposure.

Consolidated Cash Flows

Net cash provided by operating activities  was $1,131 million compared to $1,053 million in 2003. The increase was primarily driven by an increase in net income and a decrease in the amount of voluntary contributions to our funded pension plan compared to 2003, partially offset by higher income tax payments in 2004.

In 2003, net cash provided by operating activities was $1,053 million compared to $1,088 million in 2002. The decrease was primarily driven by $130 million in voluntary contributions to our funded pension plan in 2003, partially offset by higher net income.

Net cash used in investing activities  was $486 million versus $519 million in 2003. The decrease was primarily driven by higher proceeds from refranchising of restaurants and lower capital spending compared to 2003, partially offset by the impact of the timing of purchases and sales of short-term investments.

In 2003, net cash used in investing activities was $519 million versus $885 million in 2002. The decrease in cash used was primarily driven by the $275 million acquisition of YGR in 2002 and lower capital spending in 2003.

Net cash used in financing activities was $779 million versus $475 million in 2003. The increase in 2004 was primarily driven by higher share repurchases, higher net debt repayments and the payment of two quarterly dividends, partially offset by higher proceeds from stock option exercises.

In 2003, net cash used in financing activities was $475 million versus $187 million in 2002. The increase was primarily driven by higher net debt repayments and higher shares repurchased in 2003.

Consolidated Financial Condition

Assets  increased $76 million or 1% to $5.7 billion primarily due to an increase in property, plant and equipment driven by capital expenditures in excess of depreciation. The increase was also partially driven by the existence of a federal income tax receivable at December 25, 2004 recorded in prepaid expenses and other current assets and the timing of the collection of certain accounts receivable. The increase was partially offset by the impact of higher spending for financing activities compared to 2003, as described above, and a decrease in other assets as a result of the utilization of deferred income tax assets in 2004.

Liabilities  decreased $399 million or 9% to $4.1 billion primarily due to lower long-term debt as a result of the early redemption of our 2005 Senior Unsecured Notes of $350 million in 2004 and lower income taxes payable due to the excess of current year tax payments made over the current year provision.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our franchise operations, which require a limited YUM investment. In each of the last three fiscal years, net cash provided by operating activities has exceeded $1 billion. These cash flows have allowed us to fund our discretionary spending, while at the same time reducing our long-term debt balances. We expect these levels of net cash provided by operating activities to continue in the foreseeable future. Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our common stock and dividends paid to our shareholders. Though a decline in revenues could adversely impact our cash flows from operations, we believe our operating cash flows, our ability to reduce discretionary spending, and our borrowing capacity will allow us to meet our cash requirements in 2005 and beyond.

We initiated the payment of quarterly dividends in 2004 with two quarterly dividends paid totaling $58 million. Additionally, on November 12, 2004 our Board of Directors approved a cash dividend of $0.10 per share of common stock to be distributed on February 4, 2005 to shareholders of record at the close of business on January 14, 2005. On an annual basis, the Company is targeting a payout ratio of 15% to 20% of net income.

On September 7, 2004, the Company executed an amended and restated five-year senior unsecured Revolving Credit Facility (the “Credit Facility”) totaling $1.0 billion which replaced a $1.0 billion senior unsecured Revolving Credit Facility (the “Old Facility”) with a maturity date of June 25, 2005. Under the terms of the Credit Facility, the Company may borrow up to the maximum borrowing limit less outstanding letters of credit. At December 25, 2004, our unused Credit Facility totaled $776 million, net of outstanding letters of credit of $205 million. There were borrowings of $19 million outstanding under the Credit Facility at December 25, 2004. The interest rate for borrowings under the Credit Facility ranges from 0.35% to 1.625% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.20% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. These covenants are substantially similar to those contained in the Old Facility. We were in compliance with all covenants at December 25, 2004, and do not anticipate that the covenants will impact our ability to borrow under our Credit Facility for its remaining term.

The remainder of our long-term debt primarily comprises Senior Unsecured Notes. Amounts outstanding under Senior Unsecured Notes were $1.5 billion at December 25, 2004. On November 15, 2004, we voluntarily redeemed all of our 7.45% Senior Unsecured Notes due in May 2005 (the “2005 Notes”) in accordance with their original terms. The 2005 Notes, which had a face value of $350 million, were redeemed for an amount of approximately $358 million using primarily cash on hand as well as some borrowings under our Credit Facility. The redemption amount approximated the carrying value of the 2005 Notes resulting in no significant impact on net income.

We estimate that in 2005 capital spending, including acquisitions of our restaurants from franchisees, will be approximately $780 million. We also estimate that in 2005 refranchising proceeds, prior to taxes, will be approximately $100 million, employee stock options proceeds, prior to taxes, will be approximately $150 million and sales of property, plant and equipment will be approximately $80 million. A share repurchase program authorized by our Board of Directors in May 2004 is expected to be completed during the first half of 2005. At December 25, 2004, we had remaining capacity to repurchase, through November 2005, up to approximately $25 million of our outstanding Common Stock (excluding applicable transaction fees) under this program. In January 2005, the Board of Directors authorized a new share repurchase program for up to $500 million of the Company’s outstanding common stock to be purchased through January 2006.

In addition to any discretionary spending we may choose to make, significant contractual obligations and payments as of December 25, 2004 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(a)	$1,598	$1	$204	$275	$1,118
Capital leases(b)	184	18	32	28	106
Operating leases(b)	2,511	342	564	442	1,163
Purchase obligations(c)	233	138	39	30	26
Other long-term liabilities reflected
on our Consolidated Balance
Sheet under GAAP	30	—	18	4	8

Total contractual obligations	$4,556	$499	$857	$779	$2,421

(a)	Excludes a fair value adjustment of $21 million included in debt related to interest rate swaps that hedge the fair value of a portion of our debt. See Note 14.

(b)	These obligations, which are shown on a nominal basis, relate to approximately 5,500 restaurants. See Note 15.

(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have excluded agreements that are cancelable without penalty. Purchase obligations relate primarily to information technology and commodity agreements, purchases of property, plant and equipment as well as marketing, maintenance, consulting and other agreements.

We have not included obligations under our pension and postretirement medical benefit plans in the contractual obligations table. Our funding policy regarding our funded pension plan is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as are determined to be appropriate to improve the plan’s funded status. The pension plan’s funded status is affected by many factors including discount rates and the performance of plan assets. We are not required to make minimum pension funding payments in 2005, but we may make discretionary contributions during the year based on our estimate of the plan’s expected September 30, 2005 funded status. During 2004, we made a $50 million discretionary contribution to our funded plan, none of which represented minimum funding requirements. Our postretirement plan is not required to be funded in advance, but is pay as you go. We made postretirement benefit payments of $4 million in 2004.

Also excluded from the contractual obligations table are payments we may make for workers’ compensation, employment practices liability, general liability, automobile liability and property losses (collectively “property and casualty losses”) as well as employee healthcare claims for which we are self-insured. The majority of our recorded liability for self-insured employee health and property and casualty losses represents estimated reserves for incurred claims that have yet to be filed or settled.

Off-Balance Sheet Arrangements

We had provided approximately $16 million of partial guarantees of two franchisee loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at December 25, 2004. In support of these guarantees, we posted $4 million of letters of credit at December 25, 2004. We also provided a standby letter of credit of $18 million at December 25, 2004, under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $90 million at December 25, 2004.

Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to net refranchising loss (gain). New loans are not currently being added to either loan pool.

We have guaranteed certain lines of credit and loans of unconsolidated affiliates totaling $34 million at December 25, 2004. Our unconsolidated affiliates had total revenues of over $1.7 billion for the year ended December 25, 2004 and assets and debt of approximately $884 million and $49 million, respectively, at December 25, 2004.

Other Significant Known Events, Trends or Uncertainties Expected to Impact 2005 Operating Profit Comparisons with 2004

New Accounting Pronouncements Not Yet Adopted

Upon the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) in 2005, we will be required to recognize compensation cost in the financial statements for all share-based payments to our employees, including grants of stock options, based on the fair value of the share-based awards on the date of grant. The fair value of the share-based awards will be determined using option pricing models and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

SFAS 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005 (the quarter ending December 31, 2005 for the Company) and early adoption is encouraged. We are in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, we will determine the transition method to use and the timing of adoption. We currently do not anticipate that the impact on net income on a full year basis of the adoption of SFAS 123R will be significantly different from the historical pro forma impacts as previously disclosed.

See Note 2.

Sale of Puerto Rico Business

As a result of the sale of our Puerto Rico business on October 4, 2004, Company sales, restaurant profit and general and administrative expenses will decrease by $159 million, $29 million and $8 million, respectively, and we estimate franchise fees will increase by $10 million for the year ended December 31, 2005 compared to the year ended December 25, 2004.

Extra Week in 2005

Our fiscal calendar results in a fifty-third week every five or six years. Fiscal year 2005 will include a fifty-third week in the fourth quarter for the majority of our U.S. businesses as well as our International businesses that report on a period, as opposed to a monthly, basis. In the U.S., we anticipate permanently accelerating the timing of the KFC business closing by one week in December 2005, and thus, there will be no fifty-third week benefit for this business in 2005. We estimate the fifty-third week will increase revenues and operating profit in 2005 by approximately $80 million and $15 million, respectively. While the impact of the fifty-third week adds a potential incremental benefit of $0.04 to diluted earnings per share, we believe this benefit will be offset by expense associated with strategic asset actions and refranchising KFC restaurants in the U.S.

International Reporting Changes

In the first quarter of 2005 we will begin reporting information for our international business in two separate operating segments as a result of changes to our management reporting structure. The China Division will include the People’s Republic of China (“China”), Thailand and KFC Taiwan, and the International Division will include the remainder of our international operations. This reporting change will not impact our consolidated results.

In the first quarter of 2005 we will also change the China business reporting calendar to more closely align the timing of the reporting of its results of operations with our U.S. business. Previously our China business, like the rest of our international businesses, closed one month (or one period for certain of our international businesses) earlier than YUM’s period end date to facilitate consolidated reporting. As a result, the operations of the China business for the one month period ending December 31, 2004 will be recognized as an adjustment to consolidated retained earnings in the first quarter of 2005, as opposed to being recorded in our Consolidated Statement of Income, to maintain comparability of our consolidated results of operations. Our consolidated results of operations for the first quarter of 2005 will thus include the results of operations of the China business for the months of January and February and the months included in each quarterly reporting period thereafter will begin one month later in 2005 than in previous years.

Critical Accounting Policies and Estimates

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

Impairment or Disposal of Long-Lived Assets

We evaluate our long-lived assets for impairment at the individual restaurant level except when there is an expectation that we will refranchise restaurants as a group. Restaurants held and used are evaluated for impairment on a semi-annual basis or whenever events or circumstances indicate that the carrying amount of a restaurant may not be recoverable (including a decision to close a restaurant or an offer to refranchise a restaurant or group of restaurants for less than the carrying value). Our semi-annual test includes those restaurants that have experienced two consecutive years of operating losses. These impairment evaluations require an estimation of cash flows over the remaining useful life of the primary asset of the restaurant, which can be for a period of over 20 years, and any terminal value. We limit assumptions about important factors such as sales growth and margin improvement to those that are supportable based upon our plans for the unit and actual results at comparable restaurants.

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

When it is probable that we will sell a restaurant within one year, we write down the restaurant to its fair value. We often refranchise restaurants in groups and, therefore, perform such impairment evaluations at the group level. Fair value is based on the expected sales proceeds less applicable transaction costs. Estimated sales proceeds are based on the most relevant of historical sales multiples or bids from buyers, and have historically been reasonably accurate estimations of the proceeds ultimately received.

See Note 2 for a further discussion of our policy regarding the impairment or disposal of long-lived assets.

Impairment of Investments in Unconsolidated Affiliates

We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the value of an investment has occurred which is other than temporary. In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses. Our impairment measurement test for an investment in an unconsolidated affiliate is similar to that for our restaurants except that we use discounted cash flows after interest and taxes instead of discounted cash flows before interest and taxes as used for our restaurants. The fair values of our investments in unconsolidated affiliates are generally significantly in excess of their carrying value.

See Note 2 for a further discussion of our policy regarding the impairment of investments in unconsolidated affiliates.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. Goodwill is evaluated for impairment through the comparison of fair value of our reporting units to their carrying values. Our reporting units are our operating segments in the U.S. and our business management units internationally (typically individual countries). Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated by discounting expected future cash flows from the reporting unit over twenty years plus an expected terminal value. We limit assumptions about important factors such as sales growth and margin improvement to those that are supportable based upon our plans for the reporting unit. For 2004, there was no impairment of goodwill identified during our annual impairment testing.

Our impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the asset with its carrying amount. Our indefinite-lived intangible assets consist of values assigned to certain trademarks/brands of which we have acquired ownership. We believe the value of these trademarks/brands is derived from the royalty we avoid, in the case of Company stores, or receive, in the case of franchise stores, due to our ownership of the trademarks/brands. Thus, anticipated sales are the most important assumption in valuing trademarks/brands. We limit assumptions about sales growth, as well as other factors impacting the fair value calculation, to those that are supportable based on our plans for the applicable Concept.

The most significant indefinite-lived trademark/brand asset we have recorded is the LJS trademark/brand in the amount of $140 million. The fair value of this trademark/brand is currently in excess of its carrying value as are the fair values of all other recorded trademarks/brands with an indefinite life. While we believe the sales assumptions used in our determinations of fair value for our trademarks/brands are consistent with our operating plans and forecasts, fluctuations in the assumptions would have impacted our impairment calculation. If the long-term rate of sales growth used in each of our fair value determinations for our trademarks/brands had been one percentage point lower, such fair values would have continued to exceed carrying value in all instances.

See Note 2 for a further discussion of our policies regarding goodwill and indefinite-lived intangible assets.

Allowances for Franchise and License Receivables and Contingent Liabilities

We reserve a franchisee’s or licensee’s entire receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that we may not collect the balance due. As a result of reserving using this methodology, we have an immaterial amount of receivables that are past due that have not been reserved for at December 25, 2004. See Note 2 for a further discussion of our policies regarding franchise and license operations.

Primarily as a result of our refranchising efforts, we remain liable for certain lease assignments and guarantees. We record a liability for our exposure under these lease assignments and guarantees when such exposure is probable and estimable. At December 25, 2004, we have recorded an immaterial liability for our exposure which we consider to be probable and estimable. The potential total exposure under such leases is significant, with $306 million representing the present value, discounted at our pre-tax cost of debt, of the minimum payments of the assigned leases at December 25, 2004. Current franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases and, historically, we have not been required to make such payments in significant amounts. See Note 24 for a further discussion of our lease guarantees.

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

Pension Plans

Certain of our employees are covered under noncontributory defined benefit pension plans. The most significant of these plans was amended in 2001 such that employees hired after September 30, 2001 are not eligible to participate. As of our September 30, 2004 measurement date, these plans had a projected benefit obligation (“PBO”) of $700 million, an accumulated benefit obligation (“ABO”) of $629 million and a fair value of plan assets of $518 million. As a result of the $111 million underfunded status of the plans relative to the ABO at September 30, 2004, we have recorded a cumulative $95 million charge to accumulated other comprehensive loss (net of tax of $58 million) as of December 25, 2004.

The PBO and ABO reflect the actuarial present value of all benefits earned to date by employees. The PBO incorporates assumptions as to future compensation levels while the ABO reflects only current compensation levels. Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBO and ABO are highly sensitive to changes in discount rates. We measured our PBO and ABO using a discount rate of 6.15% at September 30, 2004. This discount rate was determined using a hypothetical portfolio of high-quality debt instruments with maturities that mirror our expected benefit obligations under the plans. A 50 basis point increase in this discount rate would have decreased our PBO by approximately $63 million at September 30, 2004. Conversely, a 50 basis point decrease in this discount rate would have increased our PBO by approximately $65 million at September 30, 2004.

The pension expense we will record in 2005 is also impacted by the discount rate we selected at September 30, 2004. In total, we expect pension expense to increase approximately $3 million to $56 million in 2005. The increase is primarily driven by an increase in interest cost because of the higher PBO. Service cost will also increase as a result of the lower discount rate, though, as previously mentioned, the plans are closed to new participants. A 50 basis point change in our discount rate assumption of 6.15% at September 30, 2004 would impact our 2005 pension expense by approximately $12 million.

The assumption we make regarding our expected long-term rate of return on plan assets also impacts our pension expense. Our expected long-term rate of return on plan assets at both September 30, 2004 and September 30, 2003 was 8.5%. We believe that this assumption is appropriate given the composition of our plan assets and historical market returns thereon. Given no change to the market-related value of our plan assets as of September 30, 2004, a one percentage point increase or decrease in our expected rate of return on plan assets assumption would decrease or increase, respectively, our 2005 pension plan expense by approximately $5 million.

The losses our plan assets have experienced, along with the decrease in discount rates, have largely contributed to an unrecognized actuarial loss of $225 million in our plans as of September 30, 2004. For purposes of determining 2004 expense, our funded status was such that we recognized $19 million of unrecognized actuarial loss in 2004. We will recognize approximately $22 million of unrecognized actuarial loss in 2005. Given no change to the assumptions at our September 30, 2004 measurement date, actuarial loss recognition will remain at an amount near that to be recognized in 2005 over the next few years before it begins to gradually decline.

Income Tax Valuation Allowances and Tax Reserves

At December 25, 2004, we have a valuation allowance of $351 million primarily to reduce our net operating loss and tax credit carryforwards of $231 million and our other deferred tax assets to amounts that will more likely than not be realized. The net operating loss and tax credit carryforwards exist in many state and foreign jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income in these state and foreign jurisdictions and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, that may impact our ultimate payment for such exposures.

See Note 22 for a further discussion of our income taxes.

Item 7A.                    Quantitative and Qualitative Disclosures About Market Risk.

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

At December 25, 2004 and December 27, 2003, a hypothetical 100 basis point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of approximately $6 million and $3 million, respectively, in income before income taxes. The estimated reductions are based upon the level of variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at December 25, 2004 and December 27, 2003 would decrease approximately $51 million and $5 million, respectively. The fair value of our Senior Unsecured Notes at December 25, 2004 and December 27, 2003 would decrease approximately $76 million and $87 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International operating profit constitutes approximately 41% of our operating profit in 2004, excluding unallocated income (expenses). In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.5 billion as of December 25, 2004. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific, the Americas and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows. For the fiscal year ended December 25, 2004, operating profit would have decreased $59 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

We attempt to minimize the exposure related to our investments in foreign operations by financing those investments with local currency debt when practical and holding cash in local currencies when possible. In addition, we attempt to minimize the exposure related to foreign currency denominated financial instruments by purchasing goods and services from third parties in local currencies when practical. Consequently, foreign currency denominated financial instruments consist primarily of intercompany short-term receivables and payables. At times, we utilize forward contracts to reduce our exposure related to these intercompany short-term receivables and payables. The notional amount and maturity dates of these contracts match those of the underlying receivables or payables such that our foreign currency exchange risk related to these instruments is eliminated.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts entered into for the fiscal years ended December 25, 2004, and December 27, 2003, did not significantly impact our financial position, results of operations or cash flows.

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

Industry risks and uncertainties include, but are not limited to, economic and political conditions in the countries and territories where we operate, including effects of war and terrorist activities; changes in legislation and governmental regulation; new product and concept development by us and/or our food industry competitors; changes in commodity, labor, and other operating costs; changes in competition in the food industry; publicity which may impact our business and/or industry; severe weather conditions; volatility of commodity costs; increases in minimum wage and other operating costs; availability and cost of land and construction; consumer preferences or perceptions concerning the products of the Company and/or our competitors, spending patterns and demographic trends; political or economic instability in local markets and changes in currency exchange and interest rates; and the impact that any widespread illness or general health concern may have on our business and/or the economy of the countries in which we operate.

Item 8. Financial Statements and Supplementary Data. INDEX TO FINANCIAL INFORMATION

Page Reference
Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002	46

Consolidated Statements of Cash Flows for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002	47

Consolidated Balance Sheets at December 25, 2004 and December 27, 2003	48

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002	49

Notes to Consolidated Financial Statements	50

Management’s Responsibility for Financial Statements	85

Reports of Independent Auditors	86

Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above listed financial statements or notes thereto.

Consolidated Statements of Income YUM! Brands, Inc. and Subsidiaries Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002 (in millions, except per share data)

	2004	2003	2002
Revenues
Company sales	$7,992	$7,441	$6,891
Franchise and license fees	1,019	939	866

	9,011	8,380	7,757

Costs and Expenses, net
Company restaurants
Food and paper	2,538	2,300	2,109
Payroll and employee benefits	2,112	2,024	1,875
Occupancy and other operating expenses	2,183	2,013	1,806

	6,833	6,337	5,790

General and administrative expenses	1,056	945	913
Franchise and license expenses	26	28	49
Facility actions	26	36	32
Other (income) expense	(55)	(41)	(30)
Wrench litigation (income) expense	(14)	42	—
AmeriServe and other charges (credits)	(16)	(26)	(27)

Total costs and expenses, net	7,856	7,321	6,727

Operating Profit	1,155	1,059	1,030

Interest expense, net	129	173	172

Income Before Income Taxes and Cumulative Effect of Accounting Change	1,026	886	858

Income tax provision	286	268	275

Income before Cumulative Effect of Accounting Change	740	618	583

Cumulative effect of accounting change, net of tax	—	(1)	—

Net Income	$740	$617	$583

Basic Earnings Per Common Share	$2.54	$2.10	$1.97

Diluted Earnings Per Common Share	$2.42	$2.02	$1.88

Dividends Declared Per Common Share	$0.30	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows YUM! Brands, Inc. and Subsidiaries Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002 (in millions)

	2004	2003	2002
Cash Flows – Operating Activities
Net income	$740	$617	$583
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	1	—
Depreciation and amortization	448	401	370
Facility actions	26	36	32
Wrench litigation (income) expense	(14)	42	—
AmeriServe and other charges (credits)	—	(3)	—
Contributions to defined benefit pension plans	(55)	(132)	(26)
Other liabilities and deferred credits	21	17	(12)
Deferred income taxes	142	(23)	21
Other non-cash charges and credits, net	25	32	36
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	(39)	2	32
Inventories	(7)	(1)	11
Prepaid expenses and other current assets	(5)	—	19
Accounts payable and other current liabilities	(20)	(32)	(37)
Income taxes payable	(131)	96	59

Net change in operating working capital	(202)	65	84

Net Cash Provided by Operating Activities	1,131	1,053	1,088

Cash Flows – Investing Activities
Capital spending	(645)	(663)	(760)
Proceeds from refranchising of restaurants	140	92	81
Acquisition of Yorkshire Global Restaurants, Inc.	—	—	(275)
Acquisition of restaurants from franchisees	(38)	(41)	(13)
Short-term investments	(36)	13	9
Sales of property, plant and equipment	52	46	58
Other, net	41	34	15

Net Cash Used in Investing Activities	(486)	(519)	(885)

Cash Flows – Financing Activities
Proceeds from Senior Unsecured Notes	—	—	398
Revolving Credit Facility activity, by original maturity
Three months or less, net	19	(153)	59
Repayments of long-term debt	(371)	(17)	(511)
Short-term borrowings-three months or less, net	—	(137)	(15)
Repurchase shares of common stock	(569)	(278)	(228)
Employee stock option proceeds	200	110	125
Dividends paid on common shares	(58)	—	—
Other, net	—	—	(15)

Net Cash Used in Financing Activities	(779)	(475)	(187)

Effect of Exchange Rate on Cash and Cash Equivalents	4	3	4

Net (Decrease) Increase in Cash and Cash Equivalents	(130)	62	20
Cash and Cash Equivalents – Beginning of Year	192	130	110

Cash and Cash Equivalents – End of Year	$62	$192	$130

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets YUM! Brands, Inc. and Subsidiaries December 25, 2004 and December 27, 2003 (in millions)

	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$62	$192
Short-term investments, at cost	54	15
Accounts and notes receivable, less allowance: $22 in 2004 and $25 in 2003	192	150
Inventories	76	67
Assets classified as held for sale	7	96
Prepaid expenses and other current assets	135	65
Deferred income taxes	156	165
Advertising cooperative assets, restricted	65	56

Total Current Assets	747	806

Property, plant and equipment, net	3,439	3,280
Goodwill	553	521
Intangible assets, net	347	357
Investments in unconsolidated affiliates	194	184
Other assets	416	472

Total Assets	$5,696	$5,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,160	$1,157
Dividends payable	29	—
Income taxes payable	111	238
Short-term borrowings	11	10
Advertising cooperative liabilities	65	56

Total Current Liabilities	1,376	1,461

Long-term debt	1,731	2,056
Other liabilities and deferred credits	994	983

Total Liabilities	4,101	4,500

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	—	—
Common stock, no par value, 750 shares authorized; 290 shares and 292 shares issued in 2004 and 2003, respectively	659	916
Retained earnings	1,067	414
Accumulated other comprehensive income (loss)	(131)	(210)

Total Shareholders’ Equity	1,595	1,120

Total Liabilities and Shareholders’ Equity	$5,696	$5,620

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income YUM! Brands, Inc. and Subsidiaries Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002 (in millions)

	Issued Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount

Balance at December 29, 2001	293	$1,097	$(786)	$(207)	$104

Net income			583		583
Foreign currency translation adjustment arising during the period				6	6
Net unrealized loss on derivative instruments (net of tax impact of $1 million)				(1)	(1)
Minimum pension liability adjustment (net of tax impact of $29 million)				(47)	(47)

Comprehensive Income					541
Repurchase of shares of common stock	(8)	(228)			(228)
Employee stock option exercises (includes tax impact of $49 million)	9	174			174
Compensation-related events		3			3

Balance at December 28, 2002	294	$1,046	$(203)	$(249)	$594

Net income			617		617
Foreign currency translation adjustment arising during the period				67	67
Foreign currency translation adjustment included in net income				2	2
Minimum pension liability adjustment (net of tax impact of $18 million)				(30)	(30)

Comprehensive Income					656
Repurchase of shares of common stock	(9)	(278)			(278)
Employee stock option exercises (includes tax impact of $26 million)	7	136			136
Compensation-related events		12			12

Balance at December 27, 2003	292	$916	$414	$(210)	$1,120

Net income			740		740
Foreign currency translation adjustment arising during the period				73	73
Minimum pension liability adjustment (net of tax impact of $3 million)				6	6

Comprehensive Income					819
Dividends declared on common shares ($0.30 per common share)			(87)		(87)
Repurchase of shares of common stock	(14)	(569)			(569)
Employee stock option exercises (includes tax impact of $102 million)	12	302			302
Compensation-related events		10			10

Balance at December 25, 2004	290	$659	$1,067	$(131)	$1,595

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell and since May 7, 2002, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”), which were added when we acquired Yorkshire Global Restaurants, Inc. (“YGR”). YUM is the world’s largest quick service restaurant company based on the number of system units, with over 33,000 units of which approximately 39% are located outside the U.S. in more than 100 countries and territories. YUM was created as an independent, publicly-owned company on October 6, 1997 (the “Spin-off Date”) via a tax-free distribution by our former parent, PepsiCo, Inc. (“PepsiCo”), of our Common Stock (the “Distribution” or “Spin-off”) to its shareholders. References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us ” or “our.”

Through our widely-recognized Concepts, we develop, operate, franchise and license a system of both traditional and non-traditional quick service restaurants. Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices. Our traditional restaurants feature dine-in, carryout and, in some instances, drive-thru or delivery service. Non-traditional units, which are principally licensed outlets, include express units and kiosks which have a more limited menu and operate in non-traditional locations like airports, gasoline service stations, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. We are actively pursuing the strategy of multibranding, where two or more of our Concepts are operated in a single unit. In addition, we are pursuing the multibrand combination of Pizza Hut and WingStreet, a flavored chicken wings concept we have developed. We are also testing multibranding options involving one of our Concepts and either a concept in development, such as Pasta Bravo, or a concept not owned or affiliated with YUM.

Note 2 - Summary of Significant Accounting Policies

Our preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

We participate in various advertising cooperatives with our franchisees and licensees. In certain of these cooperatives we possess majority voting rights, and thus control the cooperatives. At December 27, 2003, we reported the related assets and liabilities of those advertising cooperatives we control in accounts and notes receivable, prepaid expenses and other current assets and accounts payable and other current liabilities, as appropriate. We have now summed all assets and liabilities of these advertising cooperatives and reported the amounts as advertising cooperative assets, restricted and advertising cooperative liabilities in the Consolidated Balance Sheet as of December 25, 2004. We have reclassified those amounts in the Consolidated Balance Sheet as of December 27, 2003 for comparative purposes. As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions. Thus, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue,” we do not reflect, and have not reflected in the past, franchisee and licensee contributions to these cooperatives in our Consolidated Statements of Income.

In 2004, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”). FIN 46R addresses the consolidation of an entity whose equity holders either (a) have not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46R requires the consolidation of such an entity, known as a variable interest entity (“VIE”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is obligated to absorb a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46R excludes from its scope businesses (as defined by FIN 46R) unless certain conditions exist.

The principal entities in which we possess a variable interest include franchise entities, including our unconsolidated affiliates described above. We do not possess any ownership interests in franchise entities except for our investments in various unconsolidated affiliates accounted for under the equity method. Additionally, we generally do not provide financial support to franchise entities in a typical franchise relationship.

We also possess variable interests in certain purchasing cooperatives we have formed along with representatives of the franchisee groups of each of our Concepts. These purchasing cooperatives were formed for the purpose of purchasing certain restaurant products and equipment in the U.S. Our equity ownership in each cooperative is generally proportional to our percentage ownership of the U.S. system units for the Concept. We account for our investments in these purchasing cooperatives using the cost method, under which our recorded balances were not significant at December 25, 2004 or December 27, 2003.

As a result of the adoption of FIN 46R, we have not consolidated any franchise entities, purchasing cooperatives or other entities.

Fiscal Year.  Our fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every five or six years. Fiscal year 2000 included 53 weeks. The Company’s next fiscal year with 53 weeks will be 2005. The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks. Our subsidiaries operate on similar fiscal calendars with period or month end dates suited to their businesses. The subsidiaries’ period end dates are within one week of YUM’s period end date with the exception of our international businesses, which close one period or one month earlier to facilitate consolidated reporting.

Reclassifications.  We have reclassified certain items in the accompanying Consolidated Financial Statements and Notes thereto for prior periods to be comparable with the classification for the fiscal year ended December 25, 2004. These reclassifications had no effect on previously reported net income.

Franchise and License Operations.  We execute franchise or license agreements for each unit which set out the terms of our arrangement with the franchisee or licensee. Our franchise and license agreements typically require the franchisee or licensee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and their payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

We incur expenses that benefit both our franchise and license communities and their representative organizations and our Company operated restaurants. These expenses, along with other costs of servicing of franchise and license agreements are charged to general and administrative (“G&A”) expenses as incurred. Certain direct costs of our franchise and license operations are charged to franchise and license expenses. These costs include provisions for estimated uncollectible fees, franchise and license marketing funding, amortization expense for franchise related intangible assets and certain other direct incremental franchise and license support costs. Franchise and license expenses also include occupancy costs associated with restaurants we sublease to franchisees, net of any rental income we receive.

We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe that our franchisees or licensees are unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Net provisions for uncollectible franchise and license receivables of $1 million and $15 million were included in franchise and license expense in 2004 and 2002, respectively. Included in franchise and license expense in 2003 was a net benefit for uncollectible franchise and license receivables of $3 million, as we were able to recover previously reserved receivables in excess of current provisions.

Revenue Recognition. The Company’s revenues consist of sales by Company operated restaurants and fees from our franchisees and licensees. Revenues from Company operated restaurants are recognized when payment is tendered at the time of sale. We recognize initial fees received from a franchisee or licensee as revenue when we have performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store. We recognize continuing fees based upon a percentage of franchisee and licensee sales as earned. We recognize renewal fees when a renewal agreement with a franchisee or licensee becomes effective. We include initial fees collected upon the sale of a restaurant to a franchisee in refranchising gains (losses).

Direct Marketing Costs.  We report substantially all of our direct marketing costs in occupancy and other operating expenses. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant. To the extent we participate in advertising cooperatives, we expense our contributions as incurred. Our advertising expenses were $458 million, $419 million and $384 million in 2004, 2003 and 2002, respectively.

Research and Development Expenses.  Research and development expenses, which we expense as incurred, are reported in G&A expenses. Research and development expenses were $26 million in both 2004 and 2003 and $23 million in 2002.

Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we review our long-lived assets related to each restaurant to be held and used in the business, including any allocated intangible assets subject to amortization, semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We evaluate restaurants using a “two-year history of operating losses” as our primary indicator of potential impairment. Based on the best information available, we write down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. We generally measure estimated fair market value by discounting estimated future cash flows. In addition, when we decide to close a restaurant it is reviewed for impairment and depreciable lives are adjusted based on the expected disposal date. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date plus the expected terminal value.

The Company has adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), effective for exit or disposal activities that were initiated after December 31, 2002. Costs addressed by SFAS 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities and costs to relocate employees. SFAS 146 changes the timing of expense recognition for certain costs we incur while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. Adoption of SFAS 146 did not have a material impact on our Consolidated Financial Statements for the years ended December 25, 2004 or December 27, 2003.

Store closure costs include costs of disposing of the assets as well as other facility-related expenses from previously closed stores. These store closure costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, if any. To the extent we sell assets, primarily land, associated with a closed store, any gain or loss upon that sale is recorded in store closure costs.

Refranchising gains (losses) includes the gains or losses from the sales of our restaurants to new and existing franchisees and the related initial franchise fees, reduced by transaction costs. In executing our refranchising initiatives, we most often offer groups of restaurants. We classify restaurants as held for sale and suspend depreciation and amortization when (a) we make a decision to refranchise; (b) the stores can be immediately removed from operations; (c) we have begun an active program to locate a buyer; (d) significant changes to the plan of sale are not likely; and (e) the sale is probable within one year. We recognize estimated losses on refranchisings when the restaurants are classified as held for sale. We also recognize as refranchising losses impairment associated with stores we have offered to refranchise for a price less than their carrying value, but do not believe have met the criteria to be classified as held for sale. We recognize gains on restaurant refranchisings when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity, and we are satisfied that the franchisee can meet its financial obligations. If the criteria for gain recognition are not met, we defer the gain to the extent we have a remaining financial exposure in connection with the sales transaction. Deferred gains are recognized when the gain recognition criteria are met or as our financial exposure is reduced. When we make a decision to retain a store previously held for sale, we revalue the store at the lower of its (a) net book value at our original sale decision date less normal depreciation and amortization that would have been recorded during the period held for sale or (b) its current fair market value. This value becomes the store’s new cost basis. We record any difference between the store’s carrying amount and its new cost basis to refranchising gains (losses). When we make a decision to close a store previously held for sale, we reverse any previously recognized refranchising loss and then record impairment and store closure costs as described above. Refranchising gains (losses) also include charges for estimated exposures related to those partial guarantees of franchisee loan pools and contingent lease liabilities which arose from refranchising activities. These exposures are more fully discussed in Note 24.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, sublease income and refranchising proceeds. Accordingly, actual results could vary significantly from our estimates.

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

Asset Retirement Obligations. Effective December 29, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses the financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result of obligations under certain leases that are within the scope of SFAS 143, the Company recorded a cumulative effect adjustment of $2 million ($1 million after tax) which did not have a material effect on diluted earnings per common share. The adoption of SFAS 143 also did not have a material impact on our Consolidated Financial Statements for the years ended December 25, 2004 or December 27, 2003. If SFAS 143 had been adopted as of the beginning of 2002, the cumulative effect adjustment would not have been materially different from that recorded on December 29, 2002.

Guarantees.  The Company has adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken. The initial recognition and measurement provisions were applicable to certain guarantees issued or modified after December 31, 2002. While the nature of our business results in the issuance of certain guarantees from time to time, the adoption of FIN 45 did not have a material impact on our Consolidated Financial Statements for the years ended December 25, 2004 or December 27, 2003.

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

Leases and Leasehold Improvements.  We account for our leases in accordance with SFAS No. 13, “Accounting for Leases” and other related authoritative guidance. When determining the lease term, we often include option periods for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property.

In 2004, we recorded an adjustment, similar to that recorded by many other companies within our industry, such that all of our leasehold improvements are now being depreciated over the shorter of their useful lives or the underlying lease term. The cumulative adjustment necessary, primarily through increased U.S. depreciation expense, totaled $11.5 million ($7 million after tax). The portion of this adjustment that related to the current year was approximately $3 million. As the portion of the adjustment recorded that was a correction of errors in our prior period financial statements was not material to any of those prior period financial statements, we recorded the entire adjustment in our 2004 Consolidated Financial Statements as increased occupancy and other operating expenses.

We record rent expense for leases that contain scheduled rent increases on a straight-line basis over the lease term, including any option periods considered in the determination of that lease term. Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments and are included in rent expense as they accrue. We capitalize rent associated with land that we are leasing while we are constructing a restaurant. Such capitalized rent is then expensed on a straight-line basis over the remaining term of the lease upon opening of the restaurant. We generally do not receive rent holidays, rent concessions or leasehold improvement incentives upon opening a store that is subject to a lease.

Internal Development Costs and Abandoned Site Costs. We capitalize direct costs associated with the site acquisition and construction of a Company unit on that site, including direct internal payroll and payroll-related costs. Only those site-specific costs incurred subsequent to the time that the site acquisition is considered probable are capitalized. If we subsequently make a determination that a site for which internal development costs have been capitalized will not be acquired or developed, any previously capitalized internal development costs are expensed and included in G&A expenses.

Goodwill and Intangible Assets. The Company accounts for acquisitions of restaurants from franchisees and other acquisitions of business that may occur from time to time in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Goodwill in such acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets, and liabilities assumed. SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. We base amounts assigned to goodwill and other identifiable intangible assets on independent appraisals or internal estimates.

The Company accounts for recorded goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, we do not amortize goodwill and indefinite-lived intangible assets. We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life. Amortizable intangible assets are amortized on a straight-line basis over 3 to 40 years. As discussed above, we suspend amortization on those intangible assets with a defined life that are allocated to restaurants that are held for sale.

In accordance with the requirements of SFAS 142, goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are our operating segments in the U.S. (see Note 23) and our business management units internationally (typically individual countries). Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. We generally estimate fair value based on discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill. For 2004 and 2003, there was no impairment of goodwill identified during our annual impairment testing. For 2002, goodwill assigned to the Pizza Hut France reporting unit was deemed impaired and written off. The charge of $5 million was recorded in facility actions.

For indefinite-lived intangible assets, our impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future cash flows associated with the intangible asset. We also perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. Our indefinite-lived intangible assets consist of values assigned to certain trademarks/brands we have acquired. When determining the fair value, we limit assumptions about important factors such as sales growth to those that are supportable based on our plans for the trademark/brand. As discussed in Note 12, we recorded a $5 million charge in 2003 as a result of the impairment of an indefinite-lived intangible asset. This charge was recorded in facility actions. No impairment of indefinite-lived intangibles was recorded in 2004 or 2002.

Stock-Based Employee Compensation.  At December 25, 2004, the Company had four stock-based employee compensation plans in effect, which are described more fully in Note 18. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. No stock-based employee compensation cost is reflected in net income for options granted under these plans, as all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation.

55

	2004	2003	2002
Net Income, as reported	$740	$617	$583
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(34)	(36)	(39)

Net income, pro forma	706	581	544

Basic Earnings per Common Share
As reported	$2.54	$2.10	$1.97
Pro forma	2.42	1.98	1.84

Diluted Earnings per Common Share
As reported	$2.42	$2.02	$1.88
Pro forma	2.31	1.91	1.76

Derivative Financial Instruments. We do not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use. Our use of derivative instruments has included interest rate swaps and collars, treasury locks and foreign currency forward contracts. In addition, on a limited basis we utilize commodity futures and options contracts. Our interest rate and foreign currency derivative contracts are entered into with financial institutions while our commodity derivative contracts are exchange traded.

We account for these derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 133 requires that all derivative instruments be recorded on the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recorded in the results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately. See Note 16 for a discussion of our use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information.

New Accounting Pronouncements Not Yet Adopted

In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of a) the amount by which the contract is favorable or unfavorable to market terms from the perspective of the acquirer or b) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.

EITF 04-1 is effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004 (the fiscal year beginning December 26, 2004 for the Company). When effective, EITF 04-01 will apply to acquisitions of restaurants we may make from our franchisees or licensees. We currently attempt to have our franchisees or licensees enter into standard franchise or license agreements for the applicable Concept and/or market when renewing or entering into a new agreement. However, in certain instances franchisees or licensees have existing agreements that possess terms, including royalty rates, that differ from our current standard agreements for the applicable Concept and/or market. If in the future we were to acquire a franchisee or licensee with such an existing agreement, we would be required to record a settlement gain or loss at the date of acquisition. The amount and timing of any such gains or losses we might record is dependent upon which franchisees or licensees we might acquire and when they are acquired. Accordingly, any impact cannot be currently determined.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, supersedes APB 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS 123R are similar to those of SFAS 123, however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

We will be required to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS 123R. Under the modified-prospective-transition method, compensation cost will be recognized in financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. As we previously adopted only the pro forma disclosure provisions of SFAS 123, we will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123. Under the modified-retrospective-transition method compensation cost will be recognized in a manner consistent with the modified-prospective-transition method, however, prior period financial statements will also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS 123. The restatement provisions can be applied to either a) all periods presented or b) to the beginning of the fiscal year in which SFAS 123R is adopted.

SFAS 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005 (the quarter ending December 31, 2005 for the Company) and early adoption is encouraged. The Company is in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, we will determine the transition method to use and the timing of adoption. We do not currently anticipate that the impact on net income on a full year basis of the adoption of SFAS 123R will be significantly different from the historical pro forma impacts as disclosed in accordance with SFAS 123.

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

Note 4 – YGR Acquisition

On May 7, 2002, YUM completed the acquisition of YGR. The results of operations for YGR have been included in our Consolidated Financial Statements since that date. If the acquisition had been completed as of the beginning of the year ended December 28, 2002, pro forma Company sales and franchise and license fees would have been as follows:

2002
Company sales	$7,139
Franchise and license fees	877

The impact of the acquisition, including interest expense on debt incurred to finance the acquisition, on net income and diluted earnings per share would not have been significant in 2002. The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of this period.

As of the date of acquisition, we recorded approximately $49 million of reserves (“exit liabilities”) related to our plans to consolidate certain support functions, and exit certain markets through store refranchisings and closures. The consolidation of certain support functions included the termination of approximately 100 employees. The remaining exit liabilities, which totaled approximately $17 million and $27 million at December 25, 2004 and December 27, 2003, respectively, consist of reserves related to the lease of the former YGR headquarters and certain reserves associated with store refranchising and closures. With the exception of these remaining exit liabilities, the vast majority of the other reserves established at the date of acquisition have been extinguished through cash payments.

Note 5 –  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes:

	2004	2003
Foreign currency translation adjustment	$(34)	$(107)
Minimum pension liability adjustment, net of tax	(95)	(101)
Unrealized losses on derivative instruments, net of tax	(2)	(2)

Total accumulated other comprehensive loss	$(131)	$(210)

Note 6 - Earnings Per Common Share (“EPS”)

	2004	2003	2002
Net income	$740	$617	$583

Basic EPS:
Weighted-average common shares outstanding	291	293	296

Basic EPS	$2.54	$2.10	$1.97

Diluted EPS:
Weighted-average common shares outstanding	291	293	296
Shares assumed issued on exercise of dilutive share equivalents	47	52	56
Shares assumed purchased with proceeds of dilutive share equivalents	(33)	(39)	(42)

Shares applicable to diluted earnings	305	306	310

Diluted EPS	$2.42	$2.02	$1.88

Unexercised employee stock options to purchase approximately 0.4 million, 4 million and 1.4 million shares of our Common Stock for the years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the year.

Note 7 – Items Affecting Comparability of Net Income Facility Actions Facility actions consists of the following components:

•	Refranchising net (gains) losses;

•	Store closure costs;

•	Impairment of long-lived assets for stores we intend to close and stores we intend to continue to use in the business;

•	Impairment of goodwill and indefinite-lived intangible assets.

	2004	2003	2002

U.S.
Refranchising net (gains) losses(a) (b)	$(14)	$(20)	$(4)
Store closure costs(c)	(3)	1	8
Store impairment charges	17	10	15
SFAS 142 impairment charges(d)	—	5	—

Facility actions	—	(4)	19

International
Refranchising net (gains) losses(a) (d)	2	16	(15)
Store closure costs	—	5	7
Store impairment charges	24	19	16
SFAS 142 impairment charges(e)	—	—	5

Facility actions	26	40	13

Worldwide
Refranchising net (gains) losses(a) (b) (d)	(12)	(4)	(19)
Store closure costs(c)	(3)	6	15
Store impairment charges	41	29	31
SFAS 142 impairment charges(e)	—	5	5

Facility actions	$26	$36	$32

(a)	Includes initial franchise fees in the U.S. of $2 million in 2004, $3 million in 2003 and $1 million in 2002 and in International of $8 million in 2004, $2 million in 2003 and $5 million in 2002. See Note 9.

(b)	U.S. includes a $7 million write down in 2004 on restaurants we currently own but have offered to sell at amounts lower than their carrying amounts.

(c)	Income in store closure costs results primarily from gains from the sale of properties on which we formerly operated restaurants.

(d)	International includes write downs of $6 million and $16 million for the years ended December 25, 2004 and December 27, 2003, respectively, related to our Puerto Rico business, which was sold on October 4, 2004.

(e)	In 2003, we recorded a $5 million charge in the U.S. related to the impairment of the A&W trademark/brand (see further discussion at Note 12). In 2002, we recorded a $5 million charge in International related to the impairment of the goodwill of the Pizza Hut France reporting unit.
59

The following table summarizes the 2004 and 2003 activity related to reserves for remaining lease obligations for stores closed or stores we intend to close.

	Beginning Balance	Amounts Used	New Decisions	Estimate/Decision Changes	Other(a)	Ending Balance

2003 Activity	$41	(13)	6	2	4	$40

2004 Activity	$40	(17)	8	(1)	13	$43

(a)      Primarily reserves established upon acquisitions of franchisee restaurants.

The following table summarizes the carrying values of the major classes of assets held for sale at December 25, 2004 and December 27, 2003. U.S. amounts primarily represent land on which we previously operated restaurants and are net of impairment charges of $2 million at both December 25, 2004 and December 27, 2003. International amounts in 2003 relate primarily to our Puerto Rico business. The Puerto Rico business was sold on October 4, 2004 for an amount approximating its then carrying value.

	December 25, 2004
	U.S.	International	Worldwide
Property, plant and equipment, net	$7	$—	$7
Goodwill	—	—	—
Other assets	—	—	—

Assets classified as held for sale	$7	$—	$7

	December 27, 2003
	U.S.	International	Worldwide
Property, plant and equipment, net	$9	$73	$82
Goodwill	—	12	12
Other assets	—	2	2

Assets classified as held for sale	$9	$87	$96

Wrench Litigation

Income of $14 million was recorded for 2004 reflecting settlements associated with the Wrench litigation for amounts less than previously accrued as well as related insurance recoveries. Expense of $42 million was recorded as Wrench litigation for 2003 reflecting the amounts awarded to the plaintiff and interest thereon. See Note 24 for a discussion of Wrench litigation.

AmeriServe and Other Charges (Credits)

AmeriServe Food Distribution Inc. (“AmeriServe”) was the primary distributor of food and paper supplies to our U.S. stores when it filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2000. A plan of reorganization for AmeriServe (the “POR”) was approved on November 28, 2000, which resulted in, among other things, the assumption of our distribution agreement, subject to certain amendments, by McLane Company, Inc. During the AmeriServe bankruptcy reorganization process, we took a number of actions to ensure continued supply to our system. Those actions resulted in significant expense for the Company, primarily recorded in 2000. Under the POR, we are entitled to proceeds from certain residual assets, preference claims and other legal recoveries of the estate.

We classify expenses and recoveries related to AmeriServe, as well as integration costs related to our acquisition of YGR, costs to defend certain wage and hour litigation and certain other items, as AmeriServe and other charges (credits). These amounts were classified as unusual items in 2002.

Income of $16 million and $26 million was recorded as AmeriServe and other charges (credits) for 2004 and 2003, respectively. These amounts primarily resulted from cash recoveries related to the AmeriServe bankruptcy reorganization process. Income of $27 million was recorded as AmeriServe and other charges (credits) for 2002, primarily resulting from recoveries related to the AmeriServe bankruptcy reorganization process, partially offset by integration costs related to our acquisition of YGR and costs to defend certain wage and hour litigation.

Note 8 – Supplemental Cash Flow Data

	2004	2003	2002
Cash Paid for:
Interest	$146	$178	$153
Income taxes	276	196	200

Significant Non-Cash Investing and Financing Activities:
Assumption of debt and capital leases related to the
acquisition of YGR	$—	$—	$227
Assumption of capital leases related to the acquisition
of restaurants from franchisees	8	—	—
Capital lease obligations incurred to acquire assets	13	9	23
Debt reduction due to amendment of sale-leaseback
agreements (see Note 14)	—	88	—

On November 10, 2003, our unconsolidated affiliate in Canada was dissolved. Upon dissolution, the Company assumed operation of certain units that were previously operated by the unconsolidated affiliate. The Company also assumed ownership of the assets related to the units that it now operates, as well as the real estate associated with certain units previously owned and operated by the unconsolidated affiliate that are now operated by franchisees (either our former partner in the unconsolidated affiliate or a publicly-held Income Trust in Canada). The acquired real estate associated with the units that are not operated by the Company is being leased to the franchisees. The resulting reduction in our investments in unconsolidated affiliates ($56 million at November 10, 2003) was primarily offset by increases in property, plant and equipment, net and capital lease receivables (included in other assets). The Company realized an insignificant gain upon the dissolution of the unconsolidated affiliate. This gain was realized as the fair value of our increased ownership in the assets received was greater than our carrying value in those assets, and was net of expenses associated with the dissolution.

Note 9 – Franchise and License Fees

	2004	2003	2002
Initial fees, including renewal fees	$43	$36	$33
Initial franchise fees included in refranchising gains	(10)	(5)	(6)

	33	31	27
Continuing fees	986	908	839

	$1,019	$939	$866

Note 10 – Other (Income) Expense

	2004	2003	2002
Equity income from investments in unconsolidated affiliates	$(54)	$(39)	$(29)
Foreign exchange net (gain) loss	(1)	(2)	(1)

	$(55)	$(41)	$(30)

Note 11 – Property, Plant and Equipment, net

	2004	2003
Land	$617	$662
Buildings and improvements	2,957	2,861
Capital leases, primarily buildings	146	119
Machinery and equipment	2,337	1,964

	6,057	5,606
Accumulated depreciation and amortization	(2,618)	(2,326)

	$3,439	$3,280

Depreciation and amortization expense related to property, plant and equipment was $434 million, $388 million and $357 million in 2004, 2003 and 2002, respectively.

Note 12 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	U.S.	International	Worldwide
Balance as of December 28, 2002	$372	$113	$485
Acquisitions	21	15	36
Disposals and other, net(a)	(7)	7	—

Balance as of December 27, 2003	$386	$135	$521
Acquisitions	19	14	33
Disposals and other, net(a)	(10)	9	(1)

Balance as of December 25, 2004	$395	$158	$553

(a)	Disposals and other, net for International primarily reflects the impact of foreign currency translation on existing balances.
62

Intangible assets, net for the years ended 2004 and 2003 are as follows:

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Franchise contract rights	$146	$(55)	$141	$(49)
Trademarks/brands	67	(3)	67	(1)
Favorable operating leases	22	(16)	27	(18)
Pension-related intangible	11	—	14	—
Other	5	(1)	5	—

	$251	$(75)	$254	$(68)

Unamortized intangible assets
Trademarks/brands	$171		$171

The most significant recorded trademark/brand assets resulted when we acquired YGR in 2002. At the date of acquisition, we assigned value to both the LJS and A&W trademark/brand assets and determined both had indefinite lives. The fair value of a trademark/brand is determined based upon the value derived from the royalty we avoid, in the case of Company stores, or receive, in the case of franchise and licensee stores, for the use of the trademark/brand. This fair value determination is thus largely dependent upon our estimation of sales attributable to the trademark/brand.

The fair value of the LJS trademark/brand was determined to be in excess of its carrying value during our 2004 and 2003 annual impairment tests. The estimates of sales attributable to the LJS trademark/brand at the dates of these tests reflect the opportunities we believe exist with regard to increased penetration of LJS, for both stand-alone units and as a multibrand partner.

As a result of the decision in 2003 to focus short-term development largely on increased penetration of LJS and our discretionary capital spending limits, less development of A&W was assumed in the near term than forecasted at the date of acquisition. Additionally, while we continued to view A&W as a viable multibrand partner, subsequent to acquisition we decided to close or refranchise substantially all Company-owned A&W restaurants that we had acquired. These restaurants were low-volume, mall-based units that were inconsistent with the remainder of our Company-owned portfolio. Both the decision to close these Company-owned A&W units and the decision to focus on short-term development opportunities at LJS negatively impacted the fair value of the A&W trademark/brand. Accordingly, we recorded a $5 million charge in 2003 to facility actions to write the value of the A&W trademark/brand down to its fair value.

Historically, we have considered the assets acquired representing trademark/brand to have indefinite useful lives due to our expected use of the asset and the lack of legal, regulatory, contractual, competitive, economic or other factors that may limit their useful lives. As required by SFAS 142, we reconsider the remaining useful life of indefinite-life intangible assets each reporting period. Subsequent to the recording of the impairment of the A&W trademark/brand in 2003, we began amortizing its remaining balance over a period of thirty years. While we continue to incorporate development of the A&W trademark/brand into our multibranding plans, our decision to no longer operate the acquired stand-alone Company-owned A&W restaurants is considered a factor that limits its useful life. Accordingly, we are amortizing the remaining balance of the A&W trademark/brand over a period of thirty years, the typical term of our multibrand franchise agreements including renewals. We continue to believe that all of our other recorded trademark/brand assets, including the LJS trademark/brand, have indefinite lives.

Amortization expense for definite-lived intangible assets was $8 million in 2004, $7 million in 2003 and $6 million in 2002. Amortization expense for definite-lived intangible assets will approximate $8 million in 2005 and 2006 and $7 million in 2007 through 2009.

Note 13 – Accounts Payable and Other Current Liabilities

	2004	2003
Accounts payable	$414	$393
Accrued compensation and benefits	263	257
Other current liabilities	483	507

	$1,160	$1,157

Note 14 – Short-term Borrowings and Long-term Debt

	2004	2003
Short-term Borrowings
Current maturities of long-term debt	$11	$10

Long-term Debt
Senior, Unsecured Revolving Credit Facility, expires September 2009	19	—
Senior, Unsecured Notes, due May 2005	—	351
Senior, Unsecured Notes, due April 2006	200	200
Senior, Unsecured Notes, due May 2008	251	251
Senior, Unsecured Notes, due April 2011	646	645
Senior, Unsecured Notes, due July 2012	398	398
Capital lease obligations (See Note 15)	128	112
Other, due through 2019 (6% - 12%)	79	80

	1,721	2,037
Less current maturities of long-term debt	(11)	(10)

Long-term debt excluding SFAS 133 adjustment	1,710	2,027
Derivative instrument adjustment under SFAS 133 (See Note 16)	21	29

Long-term debt including SFAS 133 adjustment	$1,731	$2,056

On September 7, 2004, we executed an amended and restated five-year senior unsecured Revolving Credit Facility totaling $1.0 billion which matures on September 7, 2009 (the “Credit Facility”). The Credit Facility serves as our primary bank credit agreement and replaced the $1.0 billion Senior Unsecured Revolving Credit Facility that was scheduled to mature on June 25, 2005 (the “Old Credit Facility”). The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. These covenants are substantially similar to those contained in the Old Credit Facility. We were in compliance with all debt covenants at December 25, 2004.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit less outstanding letters of credit. At December 25, 2004, our unused Credit Facility totaled $776 million, net of outstanding letters of credit of $205 million. There were borrowings of $19 million outstanding under the Credit Facility at the end of 2004. The interest rate for borrowings under the Credit Facility ranges from 0.35% to 1.625% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.20% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly. In 2004, 2003 and 2002, we expensed facility fees of approximately $4 million, $6 million and $5 million, respectively. At December 25, 2004, the weighted average contractual interest rate on borrowings outstanding under the Credit Facility was 2.72%.

On November 15, 2004, we voluntarily redeemed all of our 7.45% Senior Unsecured Notes that were due in May 2005 (the “2005 Notes”) in accordance with their original terms. The 2005 Notes, which had a total face value of $350 million, were redeemed for approximately $358 million using primarily cash on hand as well as some borrowings under our Credit Facility. The redemption amount approximated the carrying value of the 2005 Notes, including a derivative instrument adjustment under SFAS 133, resulting in no significant impact on net income upon redemption.

In 1997, we filed a shelf registration statement with the Securities and Exchange Commission for offerings of up to $2 billion of senior unsecured debt. The following table summarizes all Senior Unsecured Notes issued under this shelf registration that remain outstanding at December 25, 2004:

			Interest Rate
Issuance Date	Maturity Date	Principal Amount	Stated	Effective(d)
May 1998	May 2008(a)	$ 250	7.65%	7.81%
April 2001	April 2006(b)	200	8.50%	9.04%
April 2001	April 2011(b)	650	8.88%	9.20%
June 2002	July 2012(c)	400	7.70%	8.04%

(a)	Interest payments commenced on November 15, 1998 and are payable semi-annually thereafter.

(b)	Interest payments commenced on October 15, 2001 and are payable semi-annually thereafter.

(c)	Interest payments commenced on January 1, 2003 and are payable semi-annually thereafter.

(d)	Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks. Excludes the effect of any interest rate swaps as described in Note 16.

We have $150 million remaining for issuance under the $2 billion shelf registration.

In connection with our acquisition of YGR in 2002, we assumed approximately $168 million in present value of future rent obligations related to three existing sale-leaseback agreements entered into by YGR involving approximately 350 LJS units. As a result of liens held by the buyer/lessor on certain personal property within the units, the sale-leaseback agreements were accounted for as financings upon acquisition. On August 15, 2003, we amended two of these sale-leaseback agreements to remove the liens on the personal property within the units. As the two amended agreements qualify for sale-leaseback accounting, they are accounted for as operating leases. Accordingly, the future rent obligations associated with the two amended agreements, previously recorded as long-term debt of $88 million, were no longer reflected on our Consolidated Balance Sheets at December 25, 2004 or December 27, 2003. There was no gain or loss recorded as a result of this transaction.

The annual maturities of long-term debt as of December 25, 2004, excluding capital lease obligations of $128 million and derivative instrument adjustments of $21 million, are as follows:

Year ended:
2005	$1
2006	202
2007	2
2008	253
2009	22
Thereafter	1,118

Total	$1,598

Interest expense on short-term borrowings and long-term debt was $145 million, $185 million and $180 million in 2004, 2003 and 2002, respectively.

Note 15 – Leases

At December 25, 2004 we operated over 7,700 restaurants, leasing the underlying land and/or building in over 5,500 of those restaurants with our commitments expiring at various dates through 2087. We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment. We do not consider any of these individual leases material to our operations. Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2005	$18	$342	$7	$21
2006	17	298	7	18
2007	15	266	6	15
2008	14	234	7	12
2009	14	208	7	11
Thereafter	106	1,163	67	80

	$184	$2,511	$101	$157

At December 25, 2004 and December 27, 2003, the present value of minimum payments under capital leases was $128 million and $112 million, respectively. At December 25, 2004 and December 27, 2003, unearned income associated with direct financing lease receivables was $48 million and $41 million, respectively.

The details of rental expense and income are set forth below:

	2004	2003	2002
Rental expense
Minimum	$376	$329	$303
Contingent	49	44	40

	$425	$373	$343

Minimum rental income	$13	$14	$11

Note 16 – Financial Instruments

Interest Rate Derivative Instruments - We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our debt. Under the contracts, we agree with other parties to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. At December 25, 2004, interest rate derivative instruments outstanding included pay-variable interest rate swaps with notional amounts of $850 million. These swaps have reset dates and floating rate indices which match those of our underlying fixed-rate debt and have been designated as fair value hedges of a portion of that debt. As the swaps qualify for the short-cut method under SFAS 133, no ineffectiveness has been recorded. The net fair value of these swaps as of December 25, 2004 was approximately $29 million, of which $30 million and $1 million have been included in other assets and other liabilities and deferred credits, respectively. The portion of this fair value which has not yet been recognized as a reduction to interest expense at December 25, 2004 (approximately $21 million) has been included in long-term debt.

Due to early redemption of the underlying 7.45% Senior Unsecured Notes on November 15, 2004 (see Note 14), pay-variable interest rate swaps with notional amounts of $350 million that qualified for hedge accounting at December 27, 2003, no longer qualify for hedge accounting at December 25, 2004. As we elected to hold these swaps until their May 2005 maturity, we entered into new pay-fixed interest rate swaps with offsetting notional amounts and terms. Gains or losses due to changes in the fair value of the pay-variable swaps will be recognized in the results of operations through May 2005 but these gains or losses are expected to be almost entirely offset by changes in fair value of the pay-fixed swaps. The fair value of both of these swaps were in an asset position as of December 25, 2004 with a fair value totaling approximately $9 million. This fair value has been included in prepaid expenses and other current assets. The fair value of the swaps that previously qualified for hedge accounting was $31 million at December 27, 2003, which was included in other assets. The portion of this fair value which had not been recognized as a reduction to interest expense at December 27, 2003 (approximately $29 million) was included in long-term debt.

Foreign Exchange Derivative Instruments  - We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated financial instruments, the majority of which are intercompany short-term receivables and payables. The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables. For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item. No ineffectiveness was recognized in 2004, 2003 or 2002 for those foreign currency forward contracts designated as cash flow hedges.

Equity Derivative Instruments  - On December 3, 2004, we entered into an accelerated share repurchase program (the “Program”). In connection with the Program, a third-party investment bank borrowed approximately 5.4 million shares of our common stock from shareholders. We then repurchased those shares at their then market value ($46.58) from the investment bank for approximately $250 million. The repurchase of the 5.4 million shares was made pursuant to a $300 million share repurchase program authorized by our Board of Directors in May 2004.

Simultaneously, we entered into a forward contract with the investment bank that was indexed to the number of shares repurchased. Under the terms of the forward contract we will receive or be required to pay a price adjustment based on the difference between the weighted average price of our common stock over the duration of the Program and the initial purchase price of $46.58 per share. We expect the Program to be completed by the end of our first fiscal quarter in 2005. At our election, any payments we are obligated to make will either be in cash or in shares of our common stock (not to exceed 15 million shares as specified in the forward contract). Therefore, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock”, any changes in the fair value of the forward contract will be recognized as an adjustment to Shareholders’ Equity at the end of the Program. Through December 25, 2004, the difference between the weighted average price of our common stock and the initial purchase price was insignificant.

Commodity Derivative Instruments  - We also utilize, on a limited basis, commodity futures and options contracts to mitigate our exposure to commodity price fluctuations over the next twelve months. Those contracts have not been designated as hedges under SFAS 133. Commodity future and options contracts did not significantly impact the Consolidated Financial Statements in 2004, 2003 or 2002.

Deferred Amounts in Accumulated Other Comprehensive Income (Loss) - As of December 25, 2004, we had a net deferred loss associated with cash flow hedges of approximately $2 million, net of tax. The loss, which primarily arose from the settlement of treasury locks entered into prior to the issuance of certain amounts of our fixed-rate debt, will be reclassified into earnings from January 1, 2005 through 2012 as an increase to interest expense on this debt.

Credit Risks

Credit risk from interest rate swaps and foreign exchange contracts is dependent both on movement in interest and currency rates and the possibility of non-payment by counterparties. We mitigate credit risk by entering into these agreements with high-quality counterparties, and settle swap and forward rate payments on a net basis.

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

Fair Value

At December 25, 2004 and December 27, 2003, the fair values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated the carrying values because of the short-term nature of these instruments. The fair value of notes receivable approximates the carrying value after consideration of recorded allowances.

The carrying amounts and fair values of our other financial instruments subject to fair value disclosures are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt,
excluding capital leases and the derivative
instrument adjustments	$1,593	$1,900	$1,925	$2,181

Debt-related derivative instruments:
Open contracts in a net asset position	38	38	31	31

Foreign currency-related derivative
instruments:
Open contracts in a net asset (liability) position	(2)	(2)	—	—

Lease guarantees	10	27	8	28

Guarantees supporting financial arrangements
of certain franchisees, unconsolidated
affiliates and other third parties	7	8	8	10

Letters of credit	—	2	—	3

We estimated the fair value of debt, debt-related derivative instruments, foreign currency-related derivative instruments, guarantees and letters of credit using market quotes and calculations based on market rates.

Note 17 – Pension and Postretirement Medical Benefits

Pension Benefits

We sponsor noncontributory defined benefit pension plans covering substantially all full-time U.S. salaried employees, certain U.S. hourly employees and certain international employees. The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other plans are paid by the Company as incurred. During 2001, the plans covering our U.S. salaried employees were amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans. Benefits are based on years of service and earnings or stated amounts for each year of service.

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

We use a measurement date of September 30 for our pension and postretirement medical plans described above.

Obligation and Funded status at September 30:

	Pension Benefits		Postretirement Medical Benefits
	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$629	$501	$81	$68
Service cost	32	26	2	2
Interest cost	39	34	5	5
Plan amendments	1	—	—	—
Curtailment gain	(2)	(1)	—	—
Benefits and expenses paid	(26)	(21)	(4)	(4)
Actuarial (gain) loss	27	90	(3)	10

Benefit obligation at end of year	$700	$629	$81	$81

Change in plan assets
Fair value of plan assets at beginning of year	$438	$251
Actual return on plan assets	53	52
Employer contributions	54	157
Benefits paid	(26)	(21)
Administrative expenses	(1)	(1)

Fair value of plan assets at end of year	$518	$438

Funded status	$(182)	$(191)	$(81)	$(81)
Employer contributions(a)	1	—	—	—
Unrecognized actuarial loss	225	230	23	28
Unrecognized prior service cost	9	12	—	—

Net amount recognized at year-end	$53	$51	$(58)	$(53)

(a) Reflects contributions made between the September 30, 2004 measurement date and December 25, 2004.

Amounts recognized in the statement of financial
position consist of:
Accrued benefit liability	$(111)	$(125)	$(58)	$(53)
Intangible asset	11	14	—	—
Accumulated other comprehensive loss	153	162	—	—

	$53	$51	$(58)	$(53)

Additional Information
Other comprehensive (income) loss attributable to
change in additional minimum liability
recognition	$(9)	$48

Additional year-end information for pension plans with
accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$700	$629
Accumulated benefit obligation	629	563
Fair value of plan assets	518	438

While we are not required to make contributions to the Plan in 2005, we may make discretionary contributions during the year based on our estimate of the Plan’s expected September 30, 2005 funded status.

Components of Net Periodic Benefit Cost

	Pension Benefits
	2004	2003	2002
Service cost	$32	$26	$22
Interest cost	39	34	31
Amortization of prior service cost	3	4	1
Expected return on plan assets	(40)	(30)	(28)
Recognized actuarial loss	19	6	1

Net periodic benefit cost	$53	$40	$27

Additional loss recognized due to:
Curtailment	$—	$—	$1

	Postretirement Medical Benefits
	2004	2003	2002
Service cost	$2	$2	$2
Interest cost	5	5	4
Amortization of prior service cost	—	—	—
Recognized actuarial loss	1	1	1

Net periodic benefit cost	$8	$8	$7

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits. Curtailment gains and losses have been recognized in facility actions as they have resulted primarily from refranchising and closure activities.

Weighted-average assumptions used to determine benefit obligations at September 30:

	Pension Benefits		Postretirement Medical Benefits
	2004	2003	2004	2003
Discount rate	6.15%	6.25%	6.15%	6.25%
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%
70

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:

	Pension Benefits			Postretirement Medical Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	6.85%	7.60%	6.25%	6.85%	7.58%
Long-term rate of return on plan
assets	8.50%	8.50%	10.00%	—	—	—
Rate of compensation increase	3.75%	3.85%	4.60%	3.75%	3.85%	4.60%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

Assumed health care cost trend rates at September 30:

	Postretirement Medical Benefits

	2004	2003

Health care cost trend rate assumed for next year	11%	12%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2012	2012

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

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease

Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$2	$(2)

Plan Assets Our pension plan weighted-average asset allocations at September 30, by asset category are set forth below:

Asset Category	2004	2003

Equity securities	70%	65%
Debt securities	28%	30%
Cash	2%	5%

Total	100%	100%

Our primary objectives regarding the pension assets are to optimize return on assets subject to acceptable risk and to maintain liquidity, meet minimum funding requirements and minimize plan expenses. To achieve these objectives, we have adopted a passive investment strategy in which the asset performance is driven primarily by the investment allocation. Our target investment allocation is 70% equity securities and 30% debt securities, consisting primarily of low cost index mutual funds that track several sub-categories of equity and debt security performance. The investment strategy is primarily driven by our Plan’s participants’ ages and reflects a long-term investment horizon favoring a higher equity component in the investment allocation.

A mutual fund held as an investment by the Plan includes YUM stock in the amount of $0.2 million at both September 30, 2004 and 2003 (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:	Pension Benefits	Postretirement Medical Benefits

2005	$17	$5
2006	22	5
2007	25	6
2008	28	6
2009	32	6
2010 - 2014	242	35

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on our measurement date of September 30, 2004 and include benefits attributable to estimated further employee service.

Note 18 –Stock-Based Employee Compensation

At year-end 2004, we had four stock option plans in effect: the YUM! Brands, Inc. Long-Term Incentive Plan (“1999 LTIP”), the 1997 Long-Term Incentive Plan (“1997 LTIP”), the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan (“RGM Plan”) and the YUM! Brands, Inc. SharePower Plan (“SharePower”). During 2003, the 1999 LTIP was amended, subsequent to shareholder approval, to increase the total number of shares available for issuance and to make certain other technical and clarifying changes.

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

We may grant stock options under the 1999 LTIP to purchase shares at a price equal to or greater than the average market price of the stock on the date of grant. New option grants under the 1999 LTIP can have varying vesting provisions and exercise periods. Previously granted options under the 1997 LTIP and 1999 LTIP vest in periods ranging from immediate to 2008 and expire ten to fifteen years after grant.

We may grant options to purchase up to 15.0 million shares of stock under the RGM Plan at a price equal to or greater than the average market price of the stock on the date of grant. RGM Plan options granted have a four year vesting period and expire ten years after grant. We may grant options to purchase up to 14.0 million shares of stock at a price equal to or greater than the average market price of the stock on the date of grant under SharePower. Previously granted SharePower options have expirations through 2014.

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

We estimated the fair value of each option grant made during 2004, 2003 and 2002 as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004		2003	2002

Risk-free interest rate	3.2%		3.0%	4.3%
Expected life (years)	6.0		6.0	6.0
Expected volatility	40.0%		33.6%	33.9%
Expected dividend yield	0.1	%(a)	0.0%	0.0%

(a)	The weighted-average assumption for the expected dividend yield reflects an assumption of 0% for stock options granted prior to the initiation of our quarterly stock dividend in 2004 and 1% thereafter.

A summary of the status of all options granted to employees and non-employee directors as of December 25, 2004, December 27, 2003 and December 28, 2002, and changes during the years then ended is presented below (tabular options in thousands):

	December 25, 2004		December 27, 2003		December 28, 2002

	Options	Wtd. Avg. Exercise Price	Options	Wtd. Avg. Exercise Price	Options	Wtd. Avg. Exercise Price

Outstanding at beginning of year	46,971	$18.77	49,630	$17.54	54,452	$16.04
Granted at price equal to average market price	5,223	35.17	7,344	24.78	6,974	25.52
Exercised	(12,306)	16.27	(6,902)	16.18	(8,876)	14.06
Forfeited	(2,780)	23.75	(3,101)	19.18	(2,920)	19.07

Outstanding at end of year	37,108	$21.53	46,971	$18.77	49,630	$17.54

Exercisable at end of year	21,033	$17.64	19,875	$17.22	17,762	$13.74

Weighted-average fair value of options granted during the year	$15.11		$9.43		$10.44

The following table summarizes information about stock options outstanding and exercisable at December 25, 2004 (tabular options in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Options	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Options	Wtd. Avg. Exercise Price

$0 - 10	338	0.51	$8.87	338	$8.87
10 - 15	4,418	2.46	12.96	4,258	13.01
15 -20	13,536	5.17	16.21	10,392	15.76
20 - 30	13,172	6.85	24.46	5,625	23.75
30 - 40	5,500	8.76	34.75	408	36.17
40 - 50	144	9.79	41.41	12	43.52

	37,108			21,033

In November 1997, we granted performance restricted stock units of YUM’s Common Stock in the amount of $3.6 million to our Chief Executive Officer (“CEO”). The award was made under the 1997 LTIP and may be paid in Common Stock or cash at the discretion of the Compensation Committee of the Board of Directors. Payment of the award is contingent upon his employment through January 25, 2006 and our attainment of certain pre-established earnings thresholds. The annual expense related to this award included in earnings was $0.4 million for 2004, 2003 and 2002.

Note 19 – Other Compensation and Benefit Programs

We sponsor two deferred compensation benefit programs, the Restaurant Deferred Compensation Plan and the Executive Income Deferral Program (the “RDC Plan” and the “EID Plan,” respectively) for eligible employees and non-employee directors.

Effective October 1, 2001, participants can no longer defer funds into the RDC Plan. Prior to that date, the RDC Plan allowed participants to defer a portion of their annual salary. The participant’s balances will remain in the RDC Plan until their scheduled distribution dates. As defined by the RDC Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants. Investment options in the RDC Plan consist of phantom shares of various mutual funds and YUM Common Stock. We recognize compensation expense for the appreciation or depreciation, if any, attributable to all investments in the RDC Plan. Our obligations under the RDC program as of both year-end 2004 and 2003 were $11 million. We recognized compensation expense of $2 million in 2004, $3 million in 2003 and less than $1 million in 2002 for the RDC Plan.

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

Our cash obligations under the EID Plan as of the end of 2004 and 2003 were $23 million and $25 million, respectively. We recognized compensation expense of $4 million in 2004, $3 million in 2003 and $2 million in 2002 for the EID Plan.

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees. During 2004, participants were able to elect to contribute up to 25% of eligible compensation on a pre-tax basis (the maximum participant contribution increased from 15% to 25% effective January 1, 2003). Participants may allocate their contributions to one or any combination of 10 investment options within the 401(k) Plan. The Company matches 100% of the participant’s contribution to the 401(k) Plan up to 3% of eligible compensation and 50% of the participant’s contribution on the next 2% of eligible compensation. All matching contributions are made to the YUM Common Stock Fund. We recognized as compensation expense our total matching contribution of $11 million in 2004, $10 million in 2003 and $8 million in 2002.

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

Note 21 - Share Repurchase Program

In May 2004, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through November 2005, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. During the year ended December 25, 2004, we repurchased approximately 5.9 million shares for approximately $275 million at an average price per share of approximately $46 under this program. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

In November 2003, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through May 21, 2005, up to $300 million of our outstanding Common Stock (excluding applicable transaction fees). This share repurchase program was completed in 2004. During 2004, we repurchased approximately 8.1 million shares for approximately $294 million at an average price per share of approximately $36 under this program. During 2003, we repurchased approximately 169,000 shares for approximately $6 million at an average price per share of approximately $34 under this program.

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

		2004	2003	2002

Current:	Federal	$78	$181	$137
	Foreign	79	114	93
	State	(13)	(4)	24

		144	291	254

Deferred:	Federal	41	(23)	29
	Foreign	67	(16)	(6)
	State	34	16	(2)

		142	(23)	21

		$286	$268	$275

Included in the federal deferred tax provision above is approximately $6 million in tax provided on undistributed earnings in one of our foreign investments which we intend to repatriate to the U.S. We have made the determination to repatriate such earnings as the result of The American Jobs Creation Act of 2004 which became law on October 22, 2004 (the “Act”). The Act allows a dividends received deduction of 85% of repatriated qualified foreign earnings in fiscal year 2005. The $6 million in tax is being provided as a result of our determination to repatriate approximately $110 million at December 25, 2004. In accordance with FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004," we continue to evaluate whether we will now repatriate other undistributed earnings from foreign investments as a result of the Act. The range of additional amounts that we might repatriate through the Act’s effective date is $0 to approximately $400 million. The associated tax if such amounts were repatriated in accordance with the Act would range from $0 to $20 million. We will complete the evaluation of which of these earnings we will repatriate, if any, during 2005.

Taxes payable were reduced by $102 million, $26 million and $49 million in 2004, 2003 and 2002, respectively, as a result of stock option exercises.

Valuation allowances related to deferred tax assets in foreign countries increased by $45 million, $19 million and $6 million in 2004, 2003 and 2002, respectively. Valuation allowances in certain states increased by $6 million ($4 million, net of federal tax) and $1 million ($1 million, net of federal tax) in 2003 and 2002, respectively. These increases were as a result of determining that it is more likely than not that certain loss carryforwards will not be utilized prior to expiration.

In 2004, the deferred foreign tax provision included a $1 million credit to reflect the impact of changes in statutory tax rates in various countries. The deferred foreign tax provision for 2002 included a $2 million credit to reflect the impact of changes in statutory tax rates in various countries.

U.S. and foreign income before income taxes are set forth below:

	2004	2003	2002

U.S.	$704	$669	$665
Foreign	322	217	193

	$1,026	$886	$858

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2004	2003	2002

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.3	1.8	2.0
Foreign and U.S. tax effects attributable to foreign operations	(5.8)	(3.6)	(2.8)
Adjustments to reserves and prior years	(6.7)	(1.7)	(1.8)
Foreign tax credit amended return benefit	—	(4.1)	—
Valuation allowance additions (reversals)	4.2	2.8	—
Other, net	(0.1)	—	(0.3)

Effective income tax rate	27.9%	30.2%	32.1%

The adjustments to reserves and prior years in 2004 was primarily driven by the reversal of reserves associated with audits that were settled.

We amended certain prior year returns in 2003 upon our determination that it was more beneficial to claim credit on our U.S. tax returns for foreign taxes paid than to deduct such taxes, as had been done when the returns were originally filed. The benefit for amending such returns will be non-recurring.

The details of 2004 and 2003 deferred tax liabilities (assets) are set forth below:

	2004	2003

Intangible assets and property, plant and equipment	$153	$131
Other	209	126

Gross deferred tax liabilities	$362	$257

Net operating loss and tax credit carryforwards	$(231)	$(231)
Employee benefits	(111)	(105)
Self-insured casualty claims	(46)	(52)
Capital leases and future rent obligations related to sale-leaseback agreements	(25)	(20)
Various liabilities and other	(479)	(362)

Gross deferred tax assets	(892)	(770)
Deferred tax asset valuation allowances	351	183

Net deferred tax assets	(541)	(587)

Net deferred tax (assets) liabilities	$(179)	$(330)

Reported in Consolidated Balance Sheets as:
Deferred income taxes	$(156)	$(165)
Other assets	(89)	(178)
Other liabilities and deferred credits	52	—
Accounts payable and other current liabilities	14	13

	$(179)	$(330)

Federal income tax receivables of $59 million were included in prepaid expenses and other current assets at December 25, 2004.

We have previously not provided deferred tax on the undistributed earnings from our foreign investments, except for amounts to be repatriated as a result of the Act, as we believed they were permanent in nature. We estimate that our total net undistributed earnings upon which we have not provided deferred tax total approximately $300 million at December 25, 2004. A determination of the deferred tax liability on such earnings is not practicable.

We have available net operating loss and tax credit carryforwards totaling approximately $1.7 billion at December 25, 2004 to reduce future tax of YUM and certain subsidiaries. The carryforwards are related to a number of foreign and state jurisdictions. Of these carryforwards, $30 million expire in 2005 and $1.3 billion expire at various times between 2006 and 2023. The remaining carryforwards of approximately $400 million do not expire.

Note 23 – Reportable Operating Segments

We are principally engaged in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut and Taco Bell concepts, and since May 7, 2002, the LJS and A&W concepts, which were added when we acquired YGR. KFC, Pizza Hut, Taco Bell, LJS and A&W operate throughout the U.S. and in 88, 85, 10, 3 and 12 countries and territories outside the U.S., respectively. Our five largest international markets based on operating profit in 2004 are China, United Kingdom, Australia, Asia Franchise and Korea. At December 25, 2004, we had investments in nine unconsolidated affiliates outside the U.S. which operate principally KFC and/or Pizza Hut restaurants. These unconsolidated affiliates operate in China, Japan, Poland and the United Kingdom.

We identify our operating segments based on management responsibility within the U.S. and International. For purposes of applying SFAS No. 131, “Disclosure About Segments of An Enterprise and Related Information” (“SFAS 131”) in the U.S., we consider LJS and A&W to be a single segment. We consider our KFC, Pizza Hut, Taco Bell and LJS/A&W operating segments in the U.S. to be similar and therefore have aggregated them into a single reportable operating segment.

	Revenues

	2004	2003	2002

United States	$5,763	$5,655	$5,347
International(a)	3,248	2,725	2,410

	$9,011	$8,380	$7,757

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes

	2004	2003	2002

United States	$777	$812	$802
International(b)	542	441	361
Unallocated and corporate expenses	(204)	(179)	(178)
Unallocated other income (expense)	(2)	(3)	(1)
Unallocated facility actions(c)	12	4	19
Wrench litigation income (expense)(d)	14	(42)	—
AmeriServe and other (charges) credits(d)	16	26	27

Total operating profit	1,155	1,059	1,030
Interest expense, net	(129)	(173)	(172)

Income before income taxes and cumulative effect of accounting change	$1,026	$886	$858

	Depreciation and Amortization

	2004	2003	2002

United States	$267	$240	$228
International	168	146	122
Corporate	13	15	20

	$448	$401	$370

	Capital Spending

	2004	2003	2002

United States	$365	$395	$453
International	239	246	295
Corporate	41	22	12

	$645	$663	$760

	Identifiable Assets

	2004	2003	2002

United States	$3,316	$3,279	$3,285
International(e)	2,054	1,880	1,732
Corporate(f)	326	461	383

	$5,696	$5,620	$5,400

	Long-Lived Assets(g)

	2004	2003	2002

United States	$2,900	$2,880	$2,805
International	1,340	1,206	1,021
Corporate	99	72	60

	$4,339	$4,158	$3,886

(a)	Includes revenues of $903 million, $703 million and $531 million in the People’s Republic of China for 2004, 2003 and 2002, respectively.

(b)	Includes equity income of unconsolidated affiliates of $57 million, $44 million and $31 million in 2004, 2003 and 2002, respectively.

(c)	Unallocated facility actions comprises refranchising gains (losses) which are not allocated to the U.S. or International segments for performance reporting purposes.
79

(d)	See Note 7 for a discussion of AmeriServe and other (charges) credits and Note 24 for a discussion of Wrench litigation.

(e)	Includes investment in unconsolidated affiliates of $194 million, $182 million and $225 million for 2004, 2003 and 2002, respectively. On November 10, 2003, we dissolved our unconsolidated affiliate in Canada. See Note 8 for further discussion.

(f)	Primarily includes deferred tax assets, property, plant and equipment, net, related to our office facilities, taxes receivable and fair value of derivative instruments.

(g)	Includes property, plant and equipment, net; goodwill; and intangible assets, net.

See Note 7 for additional operating segment disclosures related to impairment, store closure costs and the carrying amount of assets held for sale.

Note 24 – Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2031. As of December 25, 2004 and December 27, 2003, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $365 million and $393 million, respectively. The present values of these potential payments discounted at our pre-tax cost of debt at December 25, 2004 and December 27, 2003 were $306 million and $312 million, respectively. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our exposure under such leases at December 25, 2004 and December 27, 2003 was not material.

Included in the potential payments described above are contingent liabilities related to our guarantees of lease agreements of certain former non-core businesses of PepsiCo which were sold prior to Spin-off. Two of these businesses, Chevys Mexican Restaurant and Hot ‘n Now filed for bankruptcy protection in October 2003 and January 2004, respectively. We believe that we have appropriately provided for our estimated probable exposure under these guarantees and we do not expect any necessary, future adjustments to recorded reserves to have a material impact on our Financial Statements. Any related expenses have been recorded as AmeriServe and other charges (credits) in our Consolidated Income Statement.

Guarantees Supporting Financial Arrangements of Franchisees, Unconsolidated Affiliates and Other Third Parties

We had provided approximately $16 million and $32 million of partial guarantees of two franchisee loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at December 25, 2004 and December 27, 2003, respectively. In support of these guarantees, we posted letters of credit of $4 million and $32 million at December 25, 2004 and December 27, 2003, respectively. We also provided a standby letter of credit of $18 million and $23 million at December 25, 2004 and December 27, 2003, respectively, under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $90 million at December 25, 2004. In 2004, approximately $26 million of loans were sold from one of the loan pools to the other resulting in a reduction of our related guarantees and letters of credit by $16 million. Additionally, in 2004 a $12 million letter of credit related to our guarantee of one of the loan pools was eliminated based on our improved credit rating and a third party assumed a portion of the risk associated with one of the loan pools resulting in a $5 million reduction of our standby letter of credit. These changes resulted in a $21 million decrease in our maximum exposure related to the franchisee loan pools.

Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to net refranchising loss (gain). New loans are not currently being added to either loan pool.

We have guaranteed certain lines of credit and loans of unconsolidated affiliates totaling $34 million and $28 million at December 25, 2004 and December 27, 2003, respectively. Our unconsolidated affiliates had total revenues of over $1.7 billion for the year ended December 25, 2004 and assets and debt of approximately $884 million and $49 million, respectively, at December 25, 2004.

We have also guaranteed certain lines of credit, loans and letters of credit of third parties totaling $9 million and $8 million at December 25, 2004 and December 27, 2003, respectively. If all such lines of credit and letters of credit were fully drawn the maximum contingent liability under these arrangements would be approximately $26 million as of December 25, 2004 and $25 million as of December 27, 2003.

We have varying levels of recourse provisions and collateral that mitigate the risk of loss related to our guarantees of these financial arrangements of unconsolidated affiliates and other third parties. Accordingly, our recorded liability as of December 25, 2004 and December 27, 2003 is not significant.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ coverage including workers’ compensation, employment practices liability, general liability, automobile liability and property losses (collectively, “property and casualty losses”). To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to self-insure the risks of loss up to defined maximum per occurrence retentions on a line by line basis or to combine certain lines of coverage into one loss pool with a single self-insured aggregate retention. The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence or aggregate retention. The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.

In the U.S. and in certain other countries, we are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for property and casualty losses and healthcare claims, including reported and incurred but not reported claims, based on information provided by independent actuaries.

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

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive, at the higher of target or actual for the preceding year, a proportionate bonus at the higher of target or actual performance earned through the date of termination, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of December 25, 2004, payments of approximately $34 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business.

On August 13, 2003, a class action lawsuit against Pizza Hut, Inc., entitled Coldiron v. Pizza Hut, Inc., was filed in the United States District Court, Central District of California. Plaintiff alleges that she and other current and former Pizza Hut Restaurant General Managers (“RGM’s”) were improperly classified as exempt employees under the U.S. Fair Labor Standards Act (“FLSA”). There is also a pendent state law claim, alleging that current and former RGM’s in California were misclassified under that state’s law. Plaintiff seeks unpaid overtime wages and penalties. On May 5, 2004, the District Court granted conditional certification of a nationwide class of RGM’s under the FLSA claim, providing notice to prospective class members and an opportunity to join the class. Approximately 10 percent of the eligible class members have joined the litigation. Once class certification discovery is completed, Pizza Hut intends to challenge the propriety of conditional class certification. On July 20, 2004, the District Court granted summary judgment on Ms. Coldiron’s individual FLSA claim. Pizza Hut believes that the District Court’s summary judgment ruling in favor of Ms. Coldiron is clearly erroneous under well-established legal precedent. As of February 23, 2005, Ms. Coldiron has also filed a motion to certify an additional class of current and former California RGM’s under California state law, a motion for summary judgment on her individual state law claims and a motion requesting that the District Court enter summary judgment on the damages that FLSA class members would be due upon successful prosecution of the class-wide litigation. Pizza Hut is opposing all three motions.

We continue to believe that Pizza Hut has properly classified its RGM’s as exempt under the FLSA and California law and accordingly intend to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On December 17, 2002, Taco Bell was named as the defendant in a class action lawsuit filed in the United States District Court for the Northern District of California entitled Moeller, et al. v. Taco Bell Corp.  On August 4, 2003, plaintiffs filed an amended complaint that alleges, among other things, that Taco Bell has discriminated against the class of people who use wheelchairs or scooters for mobility by failing to make its approximately 220 company-owned restaurants in California (the “California Restaurants”) accessible to the class. Plaintiffs contend that queue rails and other architectural and structural elements of the Taco Bell restaurants relating to the path of travel and use of the facilities by persons with mobility-related disabilities (including parking spaces, ramps, counters, restroom facilities and seating) do not comply with the U.S. Americans with Disabilities Act (the “ADA”), the Unruh Civil Rights Act (the “Unruh Act”), and the California Disabled Persons Act (the “CDPA”). Plaintiffs have requested: (a) an injunction from the District Court ordering Taco Bell to comply with the ADA and its implementing regulations; (b) that the District Court declare Taco Bell in violation of the ADA, the Unruh Act, and the CDPA; and (c) monetary relief under the Unruh Act or CDPA. Plaintiffs, on behalf of the class, are seeking the minimum statutory damages per offense of either $4,000 under the Unruh Act or $1,000 under the CDPA for each aggrieved member of the class. Plaintiffs contend that there may be in excess of 100,000 individuals in the class. For themselves, the four named plaintiffs have claimed aggregate minimum statutory damages of no less than $16,000, but are expected to claim greater amounts based on the number of Taco Bell outlets they visited at which they claim to have suffered discrimination.

On February 23, 2004, the District Court granted Plaintiffs’ motion for class certification. The District Court certified a Rule 23(b)(2) mandatory injunctive relief class of all individuals with disabilities who use wheelchairs or electric scooters for mobility who, at any time on or after December 17, 2001, were denied, or are currently being denied, on the basis of disability, the full and equal enjoyment of the California Restaurants. The class includes claims for injunctive relief and minimum statutory damages.

Pursuant to the parties’ agreement, on or about August 31, 2004, the District Court ordered that the trial of this action be bifurcated so that stage one will resolve Plaintiffs’ claims for equitable relief and stage two will resolve Plaintiffs’ claims for damages. The parties are currently proceeding with the equitable relief stage of this action. During this stage, Taco Bell filed a motion to partially decertify the class to exclude from the Rule 23(b)(2) class claims for monetary damages. The District Court denied the motion. Plaintiffs filed their own motion for partial summary judgment as to liability relating to a subset of the California Restaurants. The District Court denied that motion as well.

Taco Bell has denied liability and intends to vigorously defend against all claims in this lawsuit. Although this lawsuit is at an early stage in the proceedings, it is likely that certain of the California Restaurants will be determined to be not fully compliant with accessibility laws and that Taco Bell will be required to take certain steps to make those restaurants fully compliant. However, at this time, it is not possible to estimate with reasonable certainty the potential costs to bring any non-compliant California Restaurants into compliance with applicable state and federal disability access laws. Nor is it possible at this time to reasonably estimate the probability or amount of liability for monetary damages on a class-wide basis to Taco Bell.

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. (“Wrench”) was filed in the United States District Court for the Western District of Michigan. The lawsuit alleged that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. The plaintiffs sought to recover monetary damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit and oral arguments were held on September 20, 2000. On July 6, 2001, the Sixth Circuit Court of Appeals reversed the District Court’s judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Sixth Circuit Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case was returned to District Court for trial which began on May 14, 2003 and on June 4, 2003 the jury awarded $30 million to the plaintiffs. Subsequently, the plaintiffs’ moved to amend the judgment to include pre-judgment interest and post-judgment interest and Taco Bell filed its post-trial motion for judgment as a matter of law or a new trial. On September 9, 2003, the District Court denied Taco Bell’s motion and granted the plaintiff’s motion to amend the judgment.

In view of the jury verdict and subsequent District Court ruling, we recorded a charge of $42 million in 2003. We appealed the verdict to the Sixth Circuit Court of Appeals and interest continued to accrue during the appeal process. Prior to a ruling from the Sixth Circuit Court of Appeals, we settled this matter with the Wrench plaintiffs on January 15, 2005. Concurrent with the settlement with the plaintiffs, we also settled the matter with certain of our insurance carriers. As a result of these settlements, reversals of previously recorded expense of $14 million were recorded in the year ended December 25, 2004. The amount to be paid to the plaintiffs per the settlement agreement is included in accounts payable and other current liabilities in our Consolidated Balance Sheet.

We intend to seek additional recoveries from our other insurance carriers during the periods in question. We have also filed suit against Taco Bell’s former advertising agency in the United States District Court for the Central District of California seeking reimbursement for the settlement amount as well as any costs that we have incurred in defending this matter. Any additional recoveries will be recorded as they are realized.

Obligations to PepsiCo, Inc. After Spin-off

In connection with the Spin-off, we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

Under terms of the agreement, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of December 25, 2004, PepsiCo remains liable for approximately $39 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through December 25, 2004, there have not been any determinations made by PepsiCo where we would have reached a different determination.

Note 25 - Selected Quarterly Financial Data (Unaudited)

	2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues:
Company sales	$1,747	$1,846	$1,935	$2,464	$7,992
Franchise and license fees	223	231	244	321	1,019

Total revenues	1,970	2,077	2,179	2,785	9,011

Wrench litigation (income) expense	—	—	—	(14)	(14)

AmeriServe and other charges (credits)	—	(14)	—	(2)	(16)

Total costs and expenses, net	1,727	1,802	1,888	2,439	7,856
Operating profit	243	275	291	346	1,155
Net income	142	178	185	235	740
Diluted earnings per common share	0.47	0.58	0.61	0.77	2.42
Dividends declared per common share	—	0.10	—	0.20	0.30

	2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues:
Company sales	$1,597	$1,723	$1,765	$2,356	$7,441
Franchise and license fees	205	213	224	297	939

Total revenues	1,802	1,936	1,989	2,653	8,380

Wrench litigation (income) expense	—	35	7	—	42

AmeriServe and other charges (credits)	—	2	(3)	(25)	(26)

Total costs and expenses, net	1,585	1,716	1,720	2,300	7,321
Operating profit	217	220	269	353	1,059
Income before cumulative effect of accounting change	118	122	164	214	618
Cumulative effect of accounting change, net of tax	(1)	—	—	—	(1)
Net income	117	122	164	214	617
Diluted earnings per common share	0.39	0.40	0.53	0.70	2.02

In the fourth quarter of 2004, we recorded an $11.5 million ($7 million after tax) adjustment primarily through increased U.S. depreciation expense so that all of our leasehold improvements are now being depreciated over the shorter of their useful lives or the underlying term of the lease. See Note 2.

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

We maintain a system of internal control over financial reporting, designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity. We have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 25, 2004. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified.

The Consolidated Financial Statements have been audited and reported on by our independent auditors, KPMG LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that management representations made to the independent auditors were valid and appropriate. Additionally, our assessment of the effectiveness of our internal control over financial reporting has been audited and reported on by KPMG LLP.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, provides oversight to our financial reporting process and our controls to safeguard assets through periodic meetings with our independent auditors, internal auditors and management. Both our independent auditors and internal auditors have free access to the Audit Committee.

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 25, 2004 provide reasonable assurance that our assets are reasonably safeguarded.

David J. Deno
Chief Financial Officer and Chief Operating Officer

Gregory N. Moore
Senior Vice President and Controller

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 25, 2004. These consolidated financial statements are the responsibility of YUM’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 25, 2004 and December 27, 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 25, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of YUM’s internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP
Louisville, Kentucky
February 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that YUM! Brands, Inc. and Subsidiaries (“YUM”) maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). YUM’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that YUM maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, YUM maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of YUM as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 25, 2004, and our report dated February 28, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Louisville, KY
February 28, 2005

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President (the “CEO”) and the Chief Financial Officer and Chief Operating Officer (the “CFO”) , the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 25, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect,  internal control over financial reporting during the quarter ended December 25, 2004.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company” and “Election of Directors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 2004.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 2004.

Item 13.	Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 2004.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services appearing under the caption “Item 4: Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 2004.

PART IV

Item 15.		Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements: Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

	(2)	Financial Statement Schedules: No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the related notes thereto filed as a part of this Form 10-K.

	(3)	Exhibits: The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K. The Index to Exhibits specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.
89

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2005

YUM! BRANDS, INC.

By: /s/ David C. Novak
————————————————

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Novak	Chairman of the Board,	February 28, 2005
David C. Novak	Chief Executive Officer and President (principal executive officer)

/s/ Andrall E. Pearson	Founding Chairman	February 28, 2005
Andrall E. Pearson

/s/ David J. Deno	Chief Financial Officer and	February 28, 2005
David J. Deno	Chief Operating Officer (principal financial officer)

/s/ Gregory N. Moore	Senior Vice President and Controller	February 28, 2005
Gregory N. Moore	(principal accounting officer)

/s/ David W. Dorman	Director	February 28, 2005
David W. Dorman

/s/ Massimo Ferragamo	Director	February 28, 2005
Massimo Ferragamo
90

/s/ J. David Grissom	Director	February 28, 2005
J. David Grissom

/s/ Bonnie G. Hill	Director	February 28, 2005
Bonnie G. Hill

/s/ Robert Holland, Jr.	Director	February 28, 2005
Robert Holland, Jr

/s/ Kenneth G. Langone	Director	February 28, 2005
Kenneth G. Langone

/s/ Jonathan S. Linen	Director	February 28, 2005
Jonathan S. Linen

/s/ Thomas M. Ryan	Director	February 28, 2005
Thomas M. Ryan

/s/ Jackie Trujillo	Director	February 28, 2005
Jackie Trujillo

/s/ Robert J. Ulrich	Director	February 28, 2005
Robert J. Ulrich
91

YUM! Brands, Inc. Exhibit Index (Item 15)

Exhibit Number	Description of Exhibits

3.1	Restated Articles of Incorporation of YUM, which are incorporated herein by reference from Exhibit 3.1 on Form 8-K filed on May 17, 2002.

3.2	Amended and restated Bylaws of YUM, which are incorporated herein by reference from Exhibit 3.2 on Form 8-K filed on May 17, 2002.

4.1*	Indenture, dated as of May 1, 1998, between YUM and The First National Bank of Chicago, pertaining to 7.45% Senior Notes and 7.65% Senior Notes due May 15, 2005 and May 15, 2008, respectively, 8.5% Senior Notes and 8.875% Senior Notes due April 15, 2006 and April 15, 2011, respectively, and 7.70% Senior Notes due July 1, 2012, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed with the Commission on May 13, 1998.

4.2	Rights Agreement, dated as of July 21, 1998, between YUM and BankBoston, N.A., which is incorporated herein by reference from Exhibit 4.01 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 13, 1998.

4.3	Agreement of Substitution and Amendment of Common Share Rights Agreement, dated as of August 28, 2003, by and between YUM! Brands, Inc. (fka Tricon Global Restaurants, Inc.) and American Stock Transfer & Trust Company, which is incorporated herein by reference from Exhibit 4.03 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 6, 2003.

10.1	Separation Agreement between PepsiCo, Inc. and YUM effective as of August 26, 1997, and the First Amendment thereto dated as of October 6, 1997, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.2	Tax Separation Agreement between PepsiCo, Inc. and YUM effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.2 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.3	Employee Programs Agreement between PepsiCo, Inc. and YUM effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.3 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.4	Telecommunications, Software and Computing Services Agreement between PepsiCo, Inc. and YUM effective as of August 26, 1997, which is incorporated herein by reference from Exhibit 10.4 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.5	Amended and Restated Sales and Distribution Agreement between AmeriServe Food Distribution, Inc., YUM, Pizza Hut, Taco Bell and KFC, effective as of November 1, 1998, which is incorporated herein by reference from Exhibit 10 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998, as amended by the First Amendment thereto, which is incorporated herein by reference from Exhibit 10.5 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.
92

10.6	Amended and Restated Credit Agreement, dated September 7, 2004 among YUM, the lenders party thereto, JP Morgan Chase Bank, as Administrative Agent, and Citicorp NA., as Syndication Agent, which is incorporated herein by reference from Exhibit 10.6 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.7†	YUM Director Deferred Compensation Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.7 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.8†	YUM 1997 Long Term Incentive Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.8 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.9†	YUM Executive Incentive Compensation Plan, which is incorporated herein by reference from Exhibit A of YUM’s Definitive Proxy Statement on Form DEF 14A for the Annual Meeting of Shareholders held on May 20, 2004.

10.10†	YUM Executive Income Deferral Program, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.11 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.13†	YUM Pension Equalization Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.14 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.16	Form of Directors’ Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.17 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.17†	Amended and restated form of Severance Agreement (in the event of a change in control), which is incorporated herein by reference from Exhibit 10.17 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.18†	YUM Long Term Incentive Plan, as Amended through the First Amendment, as effective May 20, 1999, which is incorporated herein by reference from Exhibit B to YUM’s Definitive Proxy Statement on Form DEF 14A for the Annual Meeting of Shareholders held on May 15, 2003.

10.19†	Employment Agreement between YUM and Christian L. Campbell, dated as of September 3, 1997, which is incorporated herein by reference from Exhibit 10.19 to YUM’s Annual Report on Form 10-K for fiscal year ended December 26, 1998.

10.20	Amended and Restated YUM Purchasing Co-op Agreement, dated as of August 26, 2002, between YUM and the Unified FoodService Purchasing Coop, LLC, which is incorporated herein by reference from Exhibit 10.20 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

10.22†	YUM Restaurant General Manager Stock Option Plan, as effective April 1, 1999, which is incorporated herein by reference from Exhibit 10.22 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.
93

10.23†	YUM SharePower Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.23 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

10.24†	Employment agreement between YUM and David C. Novak, dated as of September 24, 2004, which is incorporated herein by reference from Exhibit 10.24 on Form 8-K filed on September 24, 2004.

10.25†	Form of YUM Director Stock option Award Agreement, which is incorporated herein by reference from Exhibit 10.25 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.26†	Form of YUM 1999 Long Term Incentive Plan Award Agreement, which is incorporated herein by reference from Exhibit 10.26 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.27†	YUM! Brands, Inc. International Retirement Plan, as in effect on January 1, 2005 (as filed herewith).

10.28†	Letter of Understanding, dated July 13, 2004, by and between the Company and Samuel Su.

12.1	Computation of ratio of earnings to fixed charges.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

31.1	Certification of the Chairman, Chief Executive Officer and President pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

———————————

*	Neither YUM nor any of its subsidiaries is party to any other long-term debt instrument under which securities authorized exceed 10 percent of the total assets of YUM and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.

†	Indicates a management contract or compensatory plan.
94

Exhibit 10.27

YUM! BRANDS, INC.

INTERNATIONAL RETIREMENT PLAN

The following provisions of the plan are in effect as of January 1, 2005.

Name of Plan

Yum! Brands, Inc. International Retirement Plan (“IRP” or the “Plan”).

Effective Date

The Plan is effective as of January 1, 1998.

Eligibility

Eligible employees are Full-time Third Country Nationals employed exclusively outside Puerto Rico and the United States who have been approved by the Chief People Officer of YUM! and:

1.	Attained age 25 but not yet attained age 60, and

2.      Completed 1 year’s service with YUM! Brands, Inc. or one or more of the group of corporations that is controlled by YUM! Brands, Inc. (the “Group”).

Participation generally begins as of the first entry date coincident with or following when an employee begins their second assignment outside their “home” country. There is an entry date as of the beginning of each month. Status as an Active Member (i.e., accrual of benefits following commencement of participation) may occur only while an individual qualifies as an eligible employee.

Pensionable Salary (Covered Salary/Payroll)

Base pay plus bonuses paid by a participating member of the Group is the only compensation that may be considered in determining accruals under the Plan, but excluding such compensation paid for periods when a Member is not an eligible employee.

Final Pensionable Salary

The monthly average of Pensionable Salaries during the 5 complete consecutive calendar years prior to retirement during which a Member’s Pensionable Salaries were highest.

Retirement Dates

Normal Retirement
The first day of the month coincident with or next following age 65 and 5 years of
Group service.

Early Retirement

The first day of the month within 10 years of Normal Retirement Date and after at least 10 years of Group service (i.e. 55 and above with 10 or more years of service).

Disability Retirement

Upon total disability (based on becoming entitled to long-term disability benefits), provided the Member had at least 10 years of Group service at the time of disability. If Plan benefits commence while the Member is still receiving long-term disability benefits, Plan benefits will reduce the participant’s long-term disability (LTD) benefits.

Pensionable Service for Determining Benefits

The aggregate of all periods of Group service (counting once only any concurrent periods) including only the following:

1.	Active or military service while eligible in accordance with the Eligibility requirements above;

2.	Pensionable employment with Yum or another member of the Group other than 1 above;
3.	Periods while receiving Long-Term Disability benefits (provided the employee had at least 10 years of Group service at the time of disability);
4.	Other periods at the discretion of the employer.

Subject to a maximum of 44 years of Pensionable Service.

Normal Retirement Benefits

3% of Final Pensionable Salary for each of the first 10 years of Pensionable Service, plus 1% of such earnings for each year of Pensionable Service in excess of 10 years, reduced by the sum of:

a)	Employer-financed State benefits or Social Security benefits if paid periodically.

b)	The actuarial equivalent of all State paid or mandated lump sum benefits financed by the employer.

c)	Any other employer-financed benefits that are attributable to periods of Pensionable Service and that are derived from a plan maintained or contributed to by a member of the Group.

Early Retirement Benefits

Accrued normal retirement benefits reduced by 1/3% for each month that payments commence prior to age 62.

Late Retirement Benefits

Pension as described in Normal Retirement Benefits above, accrued to the date of termination of active service.

Disability Benefits

A pension, as described in Normal Retirement Benefit above, based on pensionable service projected to age 65 (or if earlier, the date of termination of LTD benefits), and on Final Pensionable Salary at time of disability, payable from age 65 (or from later termination of LTD benefits). At the Member’s option, a Disability Benefit may commence at the time an Early Retirement Benefit could commence, but in this case Pensionable Service shall end as of the scheduled commencement date of the Disability Benefit, and the Disability Benefit shall be reduced for early commencement in the same manner as an Early Retirement Benefit.

Death Benefits Before Retirement

1.	At the death of a married Active Member or a married member in service after Normal Retirement Date who has completed 5 or more years of Group service, a spouse’s pension is payable.

If the Member is over age 55, the amount payable is the greater of a) or b) below, otherwise amount is as shown in a) below:

a)	An amount equal to 25% of the Normal Retirement Pension assuming Pensionable Service to Normal Retirement Date but assuming Pensionable Salary remains unchanged.

b)	An amount equal to 50% of the amount which would have been payable to the Member had the Member retired and payments commenced on the date preceding the date of death.

2.	At the death of a Member entitled to a deferred vested pension (see section below) a lump sum equal to the value of 50% of the Member’s interest in the plan.

3.	At the death of a Member with less than 5 years of Group service, no benefit is payable.

4.	The spouse shall have been married to the Member for at least one year at the date of death for the benefit to be payable.

Termination Benefits

1.	For members continuing in employment with an employer that is a member of the Group but who are no longer eligible for this Plan:

a)

A frozen benefit computed as described in Normal Retirement Benefits above, but based upon Pensionable Salary and Pensionable Service to the date of termination of eligible employment, and with payments to commence at Normal Retirement Date; or

b)	Under certain circumstances in the discretion of the employer, a reduced pension (as for early retirement) to commence at a date earlier than Normal Retirement Date.

Continuing service with the Group counts for vesting purposes.

2.	For members not continuing in employment with an employer that is a Member of the Group:

a)

If 5 or more years of Group service were completed at termination of employment with the Group, a pension as described in Normal Retirement Benefits, above, based upon Final Pensionable Salary and Pensionable Service at the date of termination of eligible employment, projected with service to age 65, and multiplied by the ratio of credited service at termination to potential credited service to age 65. Payment of the benefit is deferred to age 65, or in the discretion of the employer, a reduced benefit (as for early retirement) is payable.

b)	If less than 5 years of Group Service were completed at termination such amount (if any) as may be awarded by the employer.

Employee Contributions

None.

Normal Form of Annuity

The normal form of retirement benefits for retirees is a life annuity. However, the normal form for retirees with credited Pensionable Service starting prior to January 1, 1990 is a 50% joint and survivor annuity, with no charge to the plan participant for the survivor benefit.

Optional Form of Annuity

50%, 75% or 100% survivor pension or 10 year certain plus life. Also, various levels of U.S. inflation protection are available. Optional annuity forms are the actuarial equivalent of the normal form of annuity.

Lump Sum (or Partial Lump Sum)

Retirement benefits may also be taken in the form of a single lump sum or a combination of a single lump sum and a monthly pension for life. A lump sum or a combination lump sum and annuity are the actuarial equivalent of the normal form of annuity.

Payment of Benefits

Benefits are paid from the general assets of the employer. Alternatively, YUM! Brands, Inc. may make payments of benefits to the Member, with a charge back to the employer. No portion of the benefits of the Plan shall be funded.

Exhibit 10.28

July 13, 2004

Sam Su

21-22F, Metro Tower

30 Tianyaoqiao Rd.

Shanghai 200 030, China

Dear Sam,

It is indeed a pleasure to confirm your offer for the position of President – YUM! Greater China. Your assignment will continue to be based in Hong Kong.

I have enclosed a detailed statement of our mutual understanding of the various elements of your compensation package. I’ll be happy to discuss with you any points that require further clarification.

Sam, I wish you continued success with your role as President – YUM! Greater China. Please call on us should you have any questions.

Regards,

/s/ Mike Theilmann

Mike Theilmann

YRI Chief People Officer

July 2004

LETTER OF UNDERSTANDING

Employing Entity:

This Letter of Understanding confirms Sam Su’s employment with YUM! Restaurants International (YRI) and outlines the aggregate compensation package and responsibilities for your assignment.

Foreign Assignment:

You will continue the responsibilities of President – YUM! Greater China, reporting to Pete Bassi. Effective January 1, 2005, you will begin reporting directly to David Novak. As you may know, your employment in any country is always subject to medical and foreign government clearance.

Annual Salary:

Your annual salary for this assignment will be US$425,000. Your salary will be reviewed according to policy based upon an appraisal of your performance.

Salary Range:

As a member of the Partners Council, your compensation package will continue to be reviewed annually by David Novak and the Compensation Committee of the Board of Directors.

Incentive Plan:

You will participate in the Executive Incentive Plan at a target of 75% of your base salary. Your actual award for 2004 will be based upon your and the Company’s performance against key objectives as President – YUM! Greater China. The team factor for 2004 is based on 75% BMU and 25% overall YRI.

In 2005 your team factor will be based on 75% BMU and 25% YUM.

Stock Option Incentive Plan:

You will be eligible for participation in the YUM Stock Option Incentive Plan. Grants are typically made in January and grant amounts are established by the Board of Directors. Typically, these grants are subject to 25% vesting per year.

In order to be eligible to receive future annual Ownership awards, you will need to be on trend with your Ownership Guidelines. In 2005, your Ownership Guidelines will increase to 48,000 shares of YUM! stock. This new guideline is consistent with the other direct reports to David Novak. Currently, you own enough YUM! stock to exceed this guideline. You have 14,142 shares in your Merrill Lynch brokerage account and an additional 54,209 shares in your EID accounts.

As a direct report of David Novak, you should obtain pre-approval from Mr. Novak prior to a stock option exercise or sale of YUM! stock in addition to pre-approval from the Yum Law Department. Please be aware that stock option exercises should be completed through a 10b5-1 plan. It is my understanding that you have begun conversations with John Daly, YUM! Legal, on the details of our trading policy.

July 2004

Executive Income Deferral:

As a YRI executive you may elect to defer a portion of your annual income. Elections must be made in the taxable year prior to, and at least two months prior to the date at which the income will be paid.

Foreign Service Premium:

You will continue to be entitled to a Foreign Service Premium of US$12,000 annually. The foreign service premium is paid in a lump sum after successful completion of each year of foreign assignment. The Company will be responsible for all taxes associated with the Foreign Service Premium payment.

Local Social Club:

You and your family will continue to be eligible for a social club membership. The Company will be responsible for all taxes associated with this benefit.

Transportation:

The Company will continue to provide you with a parking space in Hong Kong at no expense to you. Additionally, the cost of hiring a driver (if appropriate) and use of a company owned car will be provided to you in Shanghai. The Company will cover all taxes related to the car and parking expenses. Per your request, the company provided car in Shanghai can either be a Mercedes Benz S500L or Jaguar 4.2 Model XJ8.

Salary Deductions:

US C, S, & U Deduction: Effective April 1st, 2004, your commodities, services, and utilities deduction will be revised to the 2004 amount equal to US$82,229. This amount is based on your position level (PC) and a family size of three and will be retained from your annual salary on the US payroll. This C, S, & U deduction represents an amount you would expect to spend on commodities, services, and utilities in the United States. This amount is based on a 2004 analysis of the cost of goods and services in the United States and will be reviewed at least once a year for adjustment. This deduction is subject to change when your position level or family size changes.

US Housing Deduction: Even with the purchase of a home in Hong Kong, your housing allowance and housing deduction will remain unchanged. Therefore, you will continue to be grandfathered at a 1995 housing deduction equal to US$18,944. This amount was based on your salary level and family size in 1995. This amount will continue to be retained from your salary and represents an amount you would expect to spend on housing in the United States. Please note this deduction represents the average cost of housing in the United States. It does not represent your own personal costs. Your housing deduction will be reviewed and adjusted, as necessary, every two years.

Spendables:

C, S, & U Spendable: Effective April 1st, 2004, your commodities, services, and utilities spendable will be revised to the 2004 amount equal to 1,347,932 HKD. This amount will be converted to US$172,811 using a fixed exchange rate of 7.80 as recommended by AirInc., an international research firm, and will be administered on the US payroll as per your request. This amount is based on your position level and a family size of three. This payment reflects the cost of commodities, services, and utilities in Hong Kong based on an on-site survey. Your spendable will be reviewed and adjusted, if necessary, at least once a year. This payment is subject to change when your position level or family size changes.

July 2004

Housing Spendable: You will continue to be grandfathered at a 1995 Housing Reimbursement equal to US$143,077. This Reimbursement Maximum, which is based on your salary level and a family size of three, represents the average cost of Housing for Foreign Service Employees in Hong Kong. Your spendable will be reviewed and adjusted, if necessary, every two years.

As stated previously, the Company agrees to continue to administer a housing spendable and housing deduction even though you will no longer be renting a house in Hong Kong. Should you decide to rent a house in Hong Kong at a later date, your housing allowances are subject to change.

Relocation Expenses and Transfer Allowance:

Moving Expenses: With the purchase of a new home in Hong Kong, the full cost of packing, shipping, insuring and unpacking your household goods and personal effects, from your current rental in Hong Kong to your new home in Hong Kong, was assumed by the Company. The Company also covered the temporary storage costs for personal belongings until your new home was ready to move into.

Group Insurance and Retirement Benefits:

You will continue to participate in YRI’s Salaried Benefit plans. Benefits provided at Company expense are basic life insurance, business travel accident, salary continuance and basic long-term disability. Under the Benefits Plus Program you will select benefit coverage that is right for you in the following areas: medical, dental, vision / hearing, optional life insurance, optional dependent life insurance, accident insurance and long-term disability.

You will continue participation in the Third Country National Pension Plan. Should you receive a retirement distribution upon retirement from the Company, you will be responsible for actual local taxes due on distribution amount.

Tax Equalization Program:

US Hypothetical Tax: Under the program, a US Hypothetical Tax will be retained from your base salary and bonus. Stock Option Gains and payments made under the Executive Income Deferral (EID) plan will not be subject to a US Hypothetical Tax upon payment distribution. However, you will be responsible for actual Hong Kong tax due on stock option gains and EID payments.

If at any point you are subject to PRC income tax you will be tax equalized to Hong Kong on your stock option gains and EID payments. In such case, you can expect to pay tax on your stock option gains and EID payments as if you were a full time resident of Hong Kong and the Company will pay your actual PRC tax liability for your stock option gains and EID payments and your actual Hong Kong tax liability for your stock option gains and EID payments. Please note, your salary and bonus will still be subject to US Hypothetical Tax withholding under this scenario.

The total maximum PRC tax and gross up cost that Yum will incur for stock option gains and EID payments is $5 million. You will be responsible for any taxes due which exceed the maximum. This amount will be reviewed periodically to determine if the maximum needs to be raised.

Should you leave the company prior to retirement eligibility, you agree to pay back to the Company all historical PRC tax benefits, beginning with the 2004 tax year, provided to you or on your behalf. Additionally, you agree to pay back to the Company all of the PRC tax benefits, provided to you or on your behalf, on all options granted after January 1, 2000 and exercised within 6 months prior to retirement.

July 2004

Should you exercise options or receive EID payments after retirement from the Company, you will be responsible for all actual taxes due (including but not limited to PRC and HK tax).

Please note that the expense incurred by YUM! for PRC and Hong Kong taxes will be charged to Greater China’s P&L.

Tax Assistance Services: To assist preparation of both Hong Kong and PRC taxes (if necessary), YRI has arranged complimentary tax preparation through KPMG.

Reassignment:

Of course you are subject to reassignment to any of YRI’s foreign or domestic locations, and any such reassignments will be subject to the future needs of the Company.

Repatriation:

Should you terminate while abroad at the Company’s option, the Company will pay repatriation expenses to the US or to Taiwan for your family and your household goods and furniture in accordance with policy guidelines. Expenses to the US or Taiwan would be paid, provided you return to that point within 60 days of termination. Of course, repatriation expenses would not be paid if you were to remain in Hong Kong or if you were to voluntarily terminate to accept employment with another company.

Statutory Termination Payments:

In the event legislated termination payments become payable upon your transfer to another location or upon termination of your employment with the Company, you agree to forfeit your rights in writing to all such payments or, if you had received such payments, you will immediately return them to the Company. If for any reason you decide not to forfeit and / or return such payments, the Company will offset fully the value of your termination payments from your retirement benefits and / or any other form of compensation due and the Company will not provide relocation expenses.

Code of Conduct:

The Company expects that you will adhere, at all times, to its comprehensive Code of Conduct in force for all employees. This includes, but is not limited to, immigration, income tax, customs, and other regulatory conditions which apply in your assignment and home locations. Naturally, we would expect that you would not engage in any employment or business which conflicts with YRI’s business interests or engage in any activity which is in direct contrast to the guidelines established in the Code of Conduct.

This letter replaces all previous Letters of Understanding. Please return the original Letter of Understanding to me at the Dallas RSC and retain a signed copy for your records.

Acknowledgment:

/s/ Sam Su	8/3/2004
Sam Su	Date

Exhibit 12.1

YUM! Brands, Inc.

Ratio of Earnings to Fixed Charges Years Ended 2004-2000

(in millions except ratio amounts)

	52 Weeks				53 Weeks
	2004	2003	2002	2001	2000
Earnings:
Pretax income from continuing operations before cumulative effect of accounting changes(a)	$1,026	$ 886	$ 858	$ 733	$ 684

50% or less owned Affiliates’ interests, net(a)	2	1	(7)	(7)	(13)

Interest expense(a)	145	185	180	172	190

Interest portion of net rent expense(a)	164	147	111	93	87

Earnings available for fixed charges	$1,337	$1,219	$1,142	$ 991	$ 948
Fixed Charges:
Interest expense(a)	$ 146	$ 185	$ 180	$ 172	$ 190

Interest portion of net rent expense(a)	164	147	111	93	87

Total fixed charges	$ 310	$ 332	$ 291	$ 265	$ 277

Ratio of earnings to fixed charges(b)	4.31x	3.67x	3.92x	3.74x	3.42x
(a)

For purposes of these ratios, earnings are calculated by adding to (subtracting from) pretax income from continuing operations before income taxes and cumulative effect of accounting changes the following: fixed charges, excluding capitalized interest; (equity income (loss) from 50% or less owned Affiliates); and distributed income from 50% or less owned Affiliates. Fixed charges consist of interest on borrowings and that portion of rental expense that approximates interest.

(b)

Included the impact of the Wrench litigation which was income of $14 million in 2004 and expense of $42 million in 2003 and AmeriServe and other charges (credits) of $(16) million in 2004, $(26) million in 2003, $(27) million in 2002, $(3) million in 2001 and $204 million in 2000. Excluding the impact of the Wrench litigation expense and AmeriServe and other charges (credits), the ratio of earnings to fixed charges would have been 4.22x, 3.72x, 3.83x, 3.73x and 4.16x for the fiscal years ended 2004, 2003, 2002, 2001 and 2000, respectively.

Exhibit 21.1

SUBSIDIARIES OF YUM! BRANDS, INC.

AS OF DECEMBER 25, 2004

3018538 Nova Scotia Company	Canada
A&M Food Services, Inc.	Nevada
A&W Restaurants, Inc.	Michigan
ACN 085 239 961 Pty. Ltd. (SA1)	Australia
ACN 085 239 998 Pty. Ltd. (SA2)	Australia
American Restaurants Sp. z o.o.	Poland
American Restaurants SRO f/k/a Conirius SRO	Czech
Amrest Holdings N.V.	Netherlands
Anglian Fast Foods Limited	United Kingdom
Ashton Fried Chicken Pty. Ltd.	Australia
Beijing Pizza Co., Ltd.	China
Bell Taco Pty. Ltd.	Australia
Big Sur Restaurant No. 2, Inc.	Delaware
Big Sur Restaurants, Inc.	Kansas
Birdland (Taiwan) Limited	Taiwan
Blue Ridge Pizza Hut, Inc.	Virginia
Buckeye PH, Inc.	Ohio
Changsha KFC Co., Ltd.	China
Chesapeake Bay Pizza Hut, Inc.	Maryland
Chongqing KFC Co., Ltd.	China
Colonel's Realty, Inc.	Canada
D H Gorman (Leicester) Limited	United Kingdom
D&E Food Service, Inc.	South Carolina
Dalian Kentucky Foodhall Co., Ltd.	China
Dalian Kentucky Fried Chicken Co., Ltd.	China
Dedman and Rose Caterers Limited	United Kingdom
Delta Creator Sp. z.o.o.	Poland
Dongguan KFC Co., Ltd.	China
El KrAm, Inc.	Iowa
Ervin Investment Corp.	Pennsylvania
Finger Lickin' Chicken Limited	United Kingdom
FTB, Inc.	Florida
G Judd and Rose Caterers Limited	United Kingdom
Gittins and Rose Caterers Limited	United Kingdom
Glenharney Insurance Company	Vermont
Global Restaurants, Inc	Mauritius
Glouscester Properties Pty. Ltd.	Australia
Guangzhou Pizza Company Limited	China
Hangzhou KFC Co., Ltd.	China
Hoosier Pizza Hut Co.	Indiana
International Fast Food Polska Sp. z o.o.	Poland
Inventure Rio Ltda.	Brazil

Kentucky Fried Chicken (Germany) Rest. Holdings GmbH	Germany
Kentucky Fried Chicken (Great Britain) Limited	United Kingdom
Kentucky Fried Chicken Beijing Co., Ltd	China
Kentucky Fried Chicken Corporate Holdings, Ltd.	Delaware
Kentucky Fried Chicken de Mexico, SRL de CV	Mexico
Kentucky Fried Chicken Global BV	Netherlands
Kentucky Fried Chicken International Corporation	Delaware
Kentucky Fried Chicken International Holdings, Inc.	Delaware
Kentucky Fried Chicken Japan Ltd.	Japan
Kentucky Fried Chicken Limited	United Kingdom
Kentucky Fried Chicken Pty. Ltd.	Australia
Kentucky Fried Chicken Worldwide BV	Netherlands
KFC A&W Pty. Limited	Australia
KFC Advertising, Ltd.	United Kingdom
KFC Corporation	Delaware
KFC Development (Thailand) Co., Limited	Thailand
KFC Europe Holdings LLC	Delaware
KFC France SAS	France
KFC Germany, Inc.	Delaware
KFC Holding Co. (f.k.a Kentucky Fried Chicken of California, Inc.)	Delaware
KFC Holdings BV	Netherlands
KFC Ireland Limited	Ireland
KFC Pension Trust Co. Ltd.	United Kingdom
KFC Poland Holding B.V.	Netherlands
KFC Services, Ltd.	United Kingdom
KFC U.S. Properties, Inc.	Delaware
Kunming KFC Co., Ltd.	China
Lake Michigan Management Co., Inc.	Wisconsin
Lanzhou KFC Co., Ltd.	China
Lee Huts, Inc.	Florida
LJS Advertising, Inc.	Kentucky
LJS Pty Ltd (f.k.a. YA Company Two Pty. Ltd.)	Australia
LJS Restaurants, Inc.	Delaware
Long John Silver's, Inc.	Delaware
Lookchief Limited	United Kingdom
Mercian Fast Foods Ltd.	United Kingdom
Middleton & Wilson Corp.	Missouri
Mountaineer Pizza Hut, Inc.	West Virginia
NanChang KFC Co., Ltd.	China
Nanjing KFC Co., Ltd.	China
Nanning KFC Co., Ltd.	China
Nero's Holdings Pty. Ltd.	Australia
Nero's Pizza Pty. Ltd.	Australia
Newcastle Fried Chicken Pty. Ltd.	Australia

Norfolk Fast Foods Ltd	United Kingdom
Northside Fried Chicken Pty. Ltd.	Australia
One-O-Nine Company	Missouri
Oriole Pizza Hut, Inc.	Maryland
Parr and Rose Caterers Limited	United Kingdom
PCNZ INVESTMENTS LIMITED	Mauritius
PCNZ LIMITED	Mauritius
PepsiCo Eurasia Limited	Delaware
PHI (UK) Limited (f/k/a Cheeroffer Limited)	United Kingdom
PHM de Mexico, SRL de CV	Mexico
PHP De Mexico Inmobiliaria, SRL de CV	Mexico
Pizza France S.N.C.	France
Pizza Hut (UK) Ltd.	United Kingdom
Pizza Hut (UK) Pension Trust Limited	United Kingdom
Pizza Hut Australia Finance Pty. Ltd.	Australia
Pizza Hut Del Distrito, SRL de CV	Mexico
Pizza Hut Distributors Pty. Ltd.	Australia
Pizza Hut G.m.b.H.	Germany
Pizza Hut Holdings GmbH	Germany
Pizza Hut International, LLC	Delaware
Pizza Hut Korea Co., Ltd.	Korea
Pizza Hut Mexicana, SRL de CV	Mexico
Pizza Hut of Allegany County No. 1, Inc.	Maryland
Pizza Hut of Allegany County No. 2, Inc.	Maryland
Pizza Hut of Allegany County No. 3, Inc.	Maryland
Pizza Hut of America, Inc.	Delaware
Pizza Hut of Charles County, Inc.	Maryland
Pizza Hut of Florida, Inc.	Florida
Pizza Hut of Frederick County No. 1, Inc.	Maryland
Pizza Hut of Frederick County No. 2, Inc.	Maryland
Pizza Hut of Frederick County No. 3, Inc.	Maryland
Pizza Hut of Frederick County No. 4, Inc.	Maryland
Pizza Hut of Frederick County No. 5, Inc.	Maryland
Pizza Hut of Frederick County No. 6, Inc.	Maryland
Pizza Hut of Louisiana, Inc.	Louisiana
Pizza Hut of North America, Inc.	Texas
Pizza Hut of Northern Louisiana, Inc.	Louisiana
Pizza Hut of Oregon, Inc.	Oregon
Pizza Hut of Puerto Rico, Inc.	Delaware
Pizza Hut of St. Louis, Inc.	Missouri
Pizza Hut of St. Mary's County, Inc.	Maryland
Pizza Hut of Titusville, Inc.	Florida
Pizza Hut of Washington County No. 1, Inc.	Maryland
Pizza Hut of Washington County No. 2, Inc.	Maryland
Pizza Hut of Washington County No. 3, Inc.	Maryland

Pizza Hut Properties, Pty, Ltd.	Australia
Pizza Hut Restaurant Systems Pty. Ltd.	Australia
Pizza Hut Services Limited	United Kingdom
Pizza Hut Special Delivery Australia, Ltd.	Delaware
Pizza Hut SRO	Czech
Pizza Hut Victoria Pty. Ltd.	Australia
Pizza Hut West, Inc.	California
Pizza Hut, Inc.	California
Pizza Hut, Ltd.	Texas
Pizza Huts of Cincinnati, Inc.	Indiana
Pizza Huts of Las Vegas, Inc.	Nevada
Pizza Huts of the Northwest, Inc.	Minnesota
Pizza Management Inc.	Texas
Potomac Pizza Hut, Inc.	Maryland
Qingdao Kentucky Fried Chicken Co., Ltd.	China
Red Raider Pizza Company	Delaware
Restaurant Holdings Limited	United Kingdom
Restaurantes Internacionales Limitada de Chile	Chile
Roberts Restaurants Limited	United Kingdom
Romet Corp.	Pennsylvania
SCI Argo	France
SCI Duranton	France
Sea Bond Company Limited	Hong Kong
Semoran Management Corporation	Florida
Semoran Pizza Huts, Inc.	Florida
SensAsian Holdings, LLC	Delaware
SEPSA S.N.C.	France
Servicios Administrativos R.P.I. SRL de CV	Mexico
Servicios Operativos RPI, SRL de CV	Mexico
Shanghai Kentucky Fried Chicken Co., Ltd.	China
Shanghai Pizza Hut Co., Ltd.	China
Shantou KFC Co., Ltd.	China
Shantou Pizza Company Limited	China
Shenzhen KFC Co., Ltd.	China
Shenzhen Pizza Company Limited	China
Single Tree Corporation	Missouri
SM2RL SAS	France
Southern Fast Foods Limited	United Kingdom
Southern Tier Pizza Hut, Inc.	New York
Spizza 30 SAS	France
Spolpep Sp. z.o.o.	Poland
Suffolk Fast Foods Ltd.	United Kingdom
Supreme Pizza, Inc.	Missouri
Suzhou KFC Co., Ltd.	China
Taco Bell Corp	California

Taco Bell of America, Inc.	Delaware
Taco Bell Pty. Ltd.	Australia
TaiYuan KFC Co., Ltd.	China
TCL, Inc.	Delaware
TGRI-Relo, Inc.	Texas
THC I Limited	Malta
THC II Limited	Malta
THC III Limited	Malta
THC IV Limited	Malta
THC V Limited	Malta
Tianjin KFC Co., Ltd.	China
Tricon Australia Investments Pty. Ltd.	Australia
Tricon International (Thailand) Co., Ltd.	Thailand
Tri-L Pizza Huts, Inc.	Pennsylvania
Valleythorn Limited	United Kingdom
VariAsian Development, Ltd.	Cayman Islands
VariAsian Operations (International), Ltd.	Cayman Islands
VariAsian, Inc.	Delaware
West End Restaurants (Holdings) Limited	United Kingdom
West End Restaurants (Investments) Limited	United Kingdom
West End Restaurants Limited	United Kingdom
Wuxi KFC Co., Ltd.	China
Xiamen - KFC Co., Ltd.	China
Xinjiang KFC Co., Ltd.	China
YA Company One Pty. Ltd.	Australia
YGC, Inc.	Arizona
YGR Acquisitions Corp.	Delaware
YGR America, Inc.	Delaware
YGR International Limited	United Kingdom
Yorkshire Global Licensing Netherlands B.V.	Netherlands
Yorkshire Global Restaurants, Inc.	Maryland
Yorkshire Holdings, Inc.	Maryland
YSV Holdings, LLC	Delaware
Yum Procurement Corporation	Delaware
Yum Procurement Holding Corporation	Delaware
Yum Procurement Services, L.P.	Delaware
Yum Restaurant Licensing Corp.	Delaware
Yum Restaurantes do Brazil	Brazil
Yum Restaurants Germany GmbH	Germany
Yum Restaurants International (Pty) Ltd.	South Africa
Yum Restaurants International Limited (UK)	United Kingdom
Yum Restaurants International Ltd. & Co. KG	Germany
Yum Restaurants PR Holdings Inc.	Delaware
Yum Restaurants Puerto Rico, Inc.	Delaware
Yum Restaurants Services Group, Inc.	Delaware

Yum Restaurants SRL De CV (f.k.a. Tricon Operadora SRL de CV )	Mexico
Yum! (Shanghai) Food Co., Ltd.	China
Yum! Australia Equipment Pty Ltd.	Australia
Yum! Australia Finance Pty. Ltd.	Australia
Yum! Australia Holdings I LLC	Delaware
Yum! Australia Holdings II LLC	Delaware
Yum! Australia Holdings III LLC	Delaware
Yum! Australia Holdings Ltd.	Cayman Islands
Yum! Australia Superannuation Fund	Australia
Yum! Brands Canada Financing LP	Canada
Yum! Brands Canada Management Holding, Inc	Canada
Yum! Brands Canada Management L.P.	Canada
Yum! Brands Global Restaurants (Canada) Company	Canada
Yum! Brands Mexico Holdings II LLC	Delaware
Yum! Brands Mexico Holdings SRL de CV	Mexico
Yum! Capital Pty. Ltd.	Australia
Yum! Franchise China Trust	China
Yum! Franchise de Mexico S de RL	Mexico
Yum! Franchise I LP	Canada
Yum! Franchise II LLP	United Kingdom
Yum! Franchise III	Australia
Yum! Holdings Australia Pty. Ltd.	Australia
Yum! International Participations, S.a.r.l.	Luxembourg
Yum! Restaurants (Chengdu) Co., Ltd.	China
Yum! Restaurants (China) Investment Co., Ltd.	China
Yum! Restaurants (France) Ltd.	United Kingdom
Yum! Restaurants (Fuzhou) Co., Ltd.	China
Yum! Restaurants (Guangdong) Co., Ltd.. (a/k/a. Guangzhou KFC Co., Ltd.)	China
Yum! Restaurants (Hong Kong) Ltd.	Hong Kong
Yum! Restaurants (India) Pvt. Ltd.	India
Yum! Restaurants (Netherlands) Limited	United Kingdom
Yum! Restaurants (NZ) Ltd.	New Zealand
Yum! Restaurants (NZ) Services Pty. Ltd.	Australia
Yum! Restaurants (Shenyang) Co., Ltd.	China
Yum! Restaurants (Taiwan) Co., Ltd.	Taiwan
Yum! Restaurants (UK) Ltd.	United Kingdom
Yum! Restaurants (Wuhan) Co., Ltd.	China
Yum! Restaurants (Xian) Co., Ltd.	China
Yum! Restaurants Asia Private Limited	Singapore
Yum! Restaurants Australia Pty. Ltd.	Australia
Yum! Restaurants Australia Services Pty. Ltd.	Australia
Yum! Restaurants Consulting (Shanghai) Co., Ltd.	China
Yum! Restaurants Espana S.L.	Spain

Yum! Restaurants Europe Ltd.	United Kingdom
Yum! Restaurants International (Canada) L.P.	Canada
Yum! Restaurants International (MENAPAK) WLL	Bahrain
Yum! Restaurants International (Thailand) Co., Ltd.	Thailand
Yum! Restaurants International BV	Netherlands
Yum! Restaurants International Management Sarl	Luxembourg
Yum! Restaurants International Sarl	Luxembourg
Yum! Restaurants International Switzerland Sarl	Switzerland
Yum! Restaurants International, Inc.	Delaware
Yum! Restaurants International, Ltd.	Cayman Islands
Yum! Restaurants International, SRL de CV	Mexico
Yum! Restaurants Marketing Private Limited	India
Yum! Restaurants Shanghai Company Limited	China
Yum! Restaurants Spolka Zoo	Poland
Yum! Services Limited	Cayman Islands
Yumsop Pty. Ltd.	Australia
ZhengZhou KFC Co., Ltd.	China

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

The Board of Directors

YUM! Brands, Inc.:

We consent to the incorporation by reference in the registration statements listed below of YUM! Brands, Inc. and Subsidiaries (“YUM”) of our reports dated February 28, 2005, with respect to the consolidated balance sheets of YUM as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 25, 2004, and all related financial statement schedules, management’s assessment of the effectiveness of internal control over financial reporting as of December 25, 2004 and the effectiveness of internal control over financial reporting as of December 25, 2004, which reports appear in the December 25, 2004 annual report on Form 10-K of YUM.

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

/s/ KPMG LLP

Louisville, Kentucky

February 28, 2005

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: February 28, 2005	David C. Novak Chairman, Chief Executive Officer and President

Exhibit 31.2

CERTIFICATION

I, David J. Deno, certify that:

1.	I have reviewed this report on Form 10-K of YUM! Brands, Inc.;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: February 28, 2005	David J. Deno Chief Financial Officer and Chief Operating Officer

Exhibit 32.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of YUM! Brands, Inc. (the “Company”) on Form 10-K for the year ended December 25, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, David C. Novak, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 28, 2005	/s/ David C. Novak Chairman, Chief Executive Officer and President

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of YUM! Brands, Inc. (the “Company”) on Form 10-K for the year ended December 25, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, David J. Deno, Chief Financial Officer and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 28, 2005	/s/ David J. Deno Chief Financial Officer and Chief Operating Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.