Form 10-Q
period 2005-03-19
YUM BRANDS INC
filed 2005-04-25
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 19, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the Registrant’s Common Stock as of April 21, 2005 was 289,745,928 shares.

YUM! BRANDS, INC.

INDEX

Page No.

Part I. Financial Information

Item 1 - Financial Statements

Condensed Consolidated Statements of Income - Quarters ended	3
March 19, 2005 and March 20, 2004

Condensed Consolidated Statements of Cash Flows - Quarters ended	4
March 19, 2005 and March 20, 2004

Condensed Consolidated Balance Sheets - March 19, 2005	5
and December 25, 2004

Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations	19

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	33

Item 4 - Controls and Procedures	34

Report of Independent Registered Public Accounting Firm	36

Part II. Other Information and Signatures

Item 1 - Legal Proceedings	37

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6 - Exhibits	37

Signatures	39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)

	Quarter
	3/19/05	3/20/04
Revenues
Company sales	$ 1,810	$ 1,747
Franchise and license fees	244	223

Total revenues	2,054	1,970

Costs and expenses, net
Company restaurants
Food and paper	574	540
Payroll and employee benefits	483	480
Occupancy and other operating expenses	491	471

	1,548	1,491
General and administrative expenses	237	237
Franchise and license expenses	8	2
Facility actions	11	9
Other (income) expense	(14)	(12)
Wrench litigation (income) expense	-	-
AmeriServe and other charges (credits)	-	-

Total costs and expenses, net	1,790	1,727

Operating Profit	264	243
Interest expense, net	28	35

Income Before Income Taxes	236	208
Income tax provision	75	66

Net Income	$ 161	$ 142

Basic Earnings Per Common Share	$ 0.55	$ 0.49

Diluted Earnings Per Common Share	$ 0.53	$ 0.47

Dividends Declared Per Common Share	$ 0.10	$ -

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	Quarter
	3/19/05	3/20/04
Cash Flows - Operating Activities
Net income	$ 161	$ 142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97	95
Facility actions	11	9
Other liabilities and deferred credits	17	(10)
Deferred income taxes	(5)	1
Other non-cash charges and credits, net	6	9
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	(6)	(11)
Inventories	-	(3)
Prepaid expenses and other current assets	31	(16)
Accounts payable and other current liabilities	(44)	(6)
Income taxes payable	(13)	(21)

Net change in operating working capital	(32)	(57)

Net Cash Provided by Operating Activities	255	189

Cash Flows - Investing Activities
Capital spending	(94)	(103)
Proceeds from refranchising of restaurants	4	2
Acquisition of restaurants from franchisees	-	(4)
Short-term investments	(18)	(10)
Sales of property, plant and equipment	3	9
Other, net	-	3

Net Cash Used in Investing Activities	(105)	(103)

Cash Flows - Financing Activities
Revolving Credit Facility activity, by original maturity
Three months or less, net	3	-
Repayments of long-term debt	(3)	(3)
Short-term borrowings-three months or less, net	(29)	7
Repurchase shares of common stock	(116)	(216)
Employee stock option proceeds	46	63
Dividends paid on common shares	(29)	-

Net Cash Used in Financing Activities	(128)	(149)

Effect of Exchange Rates on Cash and Cash Equivalents	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	22	(63)
Net Increase in Cash and Cash Equivalents of Mainland China for
December 2004	34	-
Cash and Cash Equivalents - Beginning of Period	62	192

Cash and Cash Equivalents - End of Period	$ 118	$ 129

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	3/19/05	12/25/04

ASSETS
Current Assets
Cash and cash equivalents	$ 118	$ 62
Short-term investments	74	54
Accounts and notes receivable, less allowance: $24 in 2005 and $22 in 2004	200	192
Inventories	81	76
Prepaid expenses and other current assets	149	142
Deferred income taxes	147	156
Advertising cooperative assets, restricted	76	65

Total Current Assets	845	747
Property, plant and equipment, net	3,433	3,439
Goodwill	553	553
Intangible assets, net	344	347
Investments in unconsolidated affiliates	208	194
Other assets	415	416

Total Assets	$ 5,798	$ 5,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$ 1,184	$ 1,189
Income taxes payable	102	111
Short-term borrowings	16	11
Advertising cooperative liabilities	76	65

Total Current Liabilities	1,378	1,376
Long-term debt	1,708	1,731
Other liabilities and deferred credits	1,004	994

Total Liabilities	4,090	4,101

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	-	-
Common stock, no par value, 750 shares authorized; 291 shares and 290 shares issued in 2005
and 2004, respectively	628	659
Retained earnings	1,205	1,067
Accumulated other comprehensive loss	(125)	(131)

Total Shareholders’ Equity	1,708	1,595

Total Liabilities and Shareholders’ Equity	$ 5,798	$ 5,696

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)

1.	Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 25, 2004 (“2004 Form 10-K”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Consolidated Financial Statements included in the 2004 Form 10-K.

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

In 2005, we began reporting information for our international business in two separate operating segments as a result of changes to our management reporting structure. The China Division includes mainland China (“China”), Thailand and KFC Taiwan, and the International Division includes the remainder of our international operations. While this reporting change did not impact our consolidated results, segment information for previous periods has been restated to be consistent with current period presentation.

Beginning in 2005, we also changed the China business reporting calendar to more closely align the timing of the reporting of its results of operations with our U.S. business. Previously our China business, like the rest of our international businesses, closed one month (or one period for certain of our international businesses) earlier than YUM’s period end date to facilitate consolidated reporting. To maintain comparability of our consolidated results of operations, amounts related to our China business for December 2004 have not been reflected in our Condensed Consolidated Statements of Income and net income of the China business for the one month period ended December 31, 2004 was recognized as an adjustment directly to consolidated retained earnings in the quarter ended March 19, 2005. Our consolidated results of operations for the quarter ended March 19, 2005 include the results of operations of the China business for the months of January and February, 2005 and the months to be included in future quarterly reporting periods will begin one month later than in previous years. Our consolidated results of operations for the quarter ended March 20, 2004 continue to include the results of operations of the China business for the months of December, 2003 and January, 2004 as previously reported.

For the month of December, 2004 the China business had revenues of $79 million and net income of $6 million. As mentioned previously, neither of these amounts is included in our Condensed Consolidated Statement of Income for the quarter ended March 19, 2005 and the net income figure has been credited directly to retained earnings. Net income for the month of December, 2004 was negatively impacted by costs incurred in preparation of opening a significant number of new stores in early 2005 as well as increased advertising expense, all of which was recorded in December’s results of operations. Additionally, the net increase in cash for the China business in December, 2004 has been presented as a single line item on our Condensed Consolidated Statement of Cash Flows for the quarter ended March 19, 2005. The $34 million net increase in cash was primarily attributable to short-term borrowings for working capital purposes, a majority of which were repaid prior to the end of the China business’ first quarter.

Our preparation of the accompanying Financial Statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2004 Form 10-K, our financial position as of March 19, 2005, and the results of our operations and cash flows for the quarters ended March 19, 2005 and March 20, 2004. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

We have reclassified certain items in the accompanying Financial Statements and Notes to the Financial Statements in order to be comparable with the current classifications. These reclassifications had no effect on previously reported net income.

2.	Stock-Based Employee Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation.

	Quarter
	3/19/05	3/20/04
Net income, as reported	$ 161	$ 142
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(8)	(8)

Net income, pro forma	153	134

Basic Earnings per Common Share
As reported	$ 0.55	$ 0.49
Pro forma	0.53	0.46

Diluted Earnings per Common Share
As reported	$ 0.53	$ 0.47
Pro forma	0.51	0.44

3.	Recently Adopted Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of a) the amount by which the contract is favorable or unfavorable to market terms from the perspective of the acquirer or b) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.

EITF 04-1 was effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004 (the fiscal year beginning December 26, 2004 for the Company). EITF 04-1 applies to acquisitions of restaurants we may make from our franchisees or licensees. We currently attempt to have our franchisees or licensees enter into standard franchise or license agreements for the applicable Concept and/or market when renewing or entering into a new agreement. However, in certain instances franchisees or licensees have existing agreements that possess terms, including royalty rates, that differ from our current standard agreements for the applicable Concept and/or market. We acquired no franchisee or licensee restaurants in the quarter ended March 19, 2005. However, if in the future we were to acquire a franchisee or licensee with such an existing agreement, we would be required to record a settlement gain or loss at the date of acquisition. The amount and timing of any such gains or losses we might record is dependent upon which franchisees or licensees we might acquire and when they are acquired. Accordingly, any impact cannot be currently determined.

4.	New Accounting Pronouncements Not Yet Adopted

The American Jobs Creation Act of 2004 (the “Act”), which became law on October 22, 2004, allows a dividends received deduction of 85% of repatriated qualified foreign earnings in fiscal year 2005. We recorded $6 million in income tax expense during the quarter ended December 25, 2004 as a result of our determination to repatriate approximately $110 million in 2005 which will be eligible for the Act’s dividends received deduction. In accordance with FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004,” we continue to evaluate whether we will now repatriate other undistributed earnings from foreign investments as a result of the Act. The range of additional earnings that we might repatriate through the Act’s effective date is $0 to approximately $400 million. The associated tax, if such amounts were repatriated in accordance with the Act, would range from $0 to $20 million. We will complete the evaluation of which of these earnings, if any, we will repatriate during 2005.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, supersedes APB 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS 123R are similar to those of SFAS 123, however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period on a straight-line basis for the fair value of awards that actually vest.

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

On April 14, 2005, the SEC adopted a new rule that amended the compliance dates of SFAS 123R to require implementation no later than the beginning of the first fiscal year beginning after June 15, 2005 (the year beginning January 1, 2006 for the Company). Early adoption of SFAS 123R is permissible. The Company is in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, we will determine the transition method to use, the timing of adoption and the impact any change in valuation models might have.

5.	Earnings Per Common Share (“EPS”)

	Quarter
	3/19/05	3/20/04
Net income	$ 161	$ 142

Basic EPS:
Weighted-average common shares outstanding	291	291

Basic EPS	$ 0.55	$ 0.49

Diluted EPS:
Weighted-average common shares outstanding	291	291
Shares assumed issued on exercise of dilutive share equivalents	41	52
Shares assumed purchased with proceeds of dilutive share equivalents
	(27)	(38)

Shares applicable to diluted earnings	305	305

Diluted EPS	$ 0.53	$ 0.47

For the quarter ended March 19, 2005, all unexercised stock options were included in the computation of diluted EPS because their exercise prices were less than the average market price of our Common Stock during the quarter. Unexercised employee stock options to purchase approximately 1 million shares of our Common Stock for the quarter ended March 20, 2004 were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter.

During the quarter ended March 19, 2005, we granted employee stock options to purchase approximately 3 million shares of our Common Stock at an exercise price equal to the average market price on the date of grant. The weighted-average exercise price of these options was approximately $45.

6.	Comprehensive Income

Comprehensive income was as follows:

	Quarter
	3/19/05	3/20/04
Net income	$ 161	$ 142
Foreign currency translation adjustment arising during the period	6	44
Changes in fair value of derivatives, net of tax	-	(2)
Reclassification of derivative (gains) losses to net income, net of tax	-	2

Total comprehensive income	$ 167	$ 186

7.	Items Affecting Comparability of Net Income

Facility actions

Facility actions consists of the following components:

  Refranchising net (gains) losses;
  Store closure costs;
  Impairment of long-lived assets for stores we intend to close and stores we intend to continue to use in the business.
	March 19, 2005
	U.S.	International Division	China Division	Worldwide
Refranchising net (gains) losses	$ 1	$ 1	$ -	$ 2
Store closure costs	4	-	-	4
Store impairment charges	4	1	-	5

Facility actions	$ 9	$ 2	$ -	$ 11

March 20, 2004
	U.S.	International Division	China Division	Worldwide
Refranchising net (gains) losses	$ 8	$ -	$ -	$ 8
Store closure costs	-	-	-	-
Store impairment charges	1	-	-	1

Facility actions	$ 9	$ -	$ -	$ 9

LJS Trademark/Brand

As required by SFAS No. 142, “Goodwill and Other Intangible Assets” we evaluate the remaining useful life of our intangible assets each reporting period. During the quarter ended March 19, 2005 several factors occurred that caused us to reconsider our decision that the LJS trademark/brand, which was allocated $140 million in value upon acquisition, had an indefinite useful life. The primary factor was the Company’s decision to adjust development of certain multibrand combinations with LJS. While we and our franchisees continue to build new

LJS stand alone units as well as multibrand units that include LJS, our decision to reallocate certain capital spending in the near term to other investment alternatives is considered an economic factor that may limit the useful life of the LJS trademark/brand. Accordingly, during the quarter ended March 19, 2005, we began to amortize the LJS trademark/brand over thirty years, the typical term of our multibrand franchise agreements including one renewal. We reviewed the LJS trademark/brand for impairment prior to beginning amortization and determined no impairment existed. Amortization expense of less than $1 million was recorded during the quarter ended March 19, 2005 and amortization expense in the fiscal year ended December 31, 2005 will total approximately $4 million.

Wrench Litigation

There was no Wrench litigation (income) expense recorded for the quarter ended March 19, 2005. An insignificant amount of expense was recorded for the quarter ended March 20, 2004, reflecting interest related to Wrench v. Taco Bell Corp. See Note 13 for further discussion of Wrench litigation.

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

We classify expenses and recoveries related to AmeriServe, as well as certain other items, as AmeriServe and other charges (credits). The amounts recorded as AmeriServe and other charges (credits) were not significant for the quarters ended March 19, 2005 and March 20, 2004.

8.	Debt

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in September 2009. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. We were in compliance with all debt covenants at March 19, 2005.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit. At March 19, 2005, our unused Credit Facility totaled $781 million, net of outstanding letters of credit of $197 million. There were borrowings of $22 million outstanding under the Credit Facility at March 19, 2005. The interest rate for borrowings under the Credit Facility ranges from 0.35% to 1.625% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.20% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

Interest expense on short-term borrowings and long-term debt was $33 million and $38 million for the quarters ended March 19, 2005 and March 20, 2004, respectively.

9.	Reportable Operating Segments

As described in Note 1, in 2005 we began reporting information for our international business in two separate operating segments as a result of changes in our management reporting structure. The China Division includes mainland China, Thailand and KFC Taiwan, and the International Division includes the remainder of our international operations. Segment information for previous periods has been restated to reflect this reporting change.

	Quarter
Revenues	3/19/05	3/20/04
United States	$ 1,335	$ 1,297
International Division	484	485
China Division(a)	235	188

	$ 2,054	$ 1,970

	Quarter
Operating Profit	3/19/05	3/20/04
United States	$ 162	$ 172
International Division	94	88
China Division	53	42
Unallocated and corporate expenses	(42)	(48)
Unallocated other income (expense)	(1)	(3)
Unallocated facility actions(b)	(2)	(8)
Wrench litigation (income) expense(c)	-	-
AmeriServe and other charges (credits)(c)	-	-

Operating profit	264	243
Interest expense, net	(28)	(35)

Income before income taxes	$ 236	$ 208

Identifiable Assets	3/19/05	12/25/04

United States	$ 3,316	$ 3,316
International Division	1,417	1,441
China Division	695	613
Corporate(d)	370	326

	$ 5,798	$ 5,696

Long-Lived Assets(e)	3/19/05	12/25/04

United States	$ 2,880	$ 2,900
International Division	891	904
China Division	458	436
Corporate	101	99

	$ 4,330	$ 4,339

(a)	Includes revenues of approximately $189 million and $151 million in mainland China for the quarters ended March 19, 2005 and March 20, 2004, respectively.
(b)	Unallocated facility actions comprises refranchising gains (losses) which are not allocated to the U.S., International Division or China Division segments for performance reporting purposes.
(c)	See Note 7 for a discussion of AmeriServe and other charges (credits) and Wrench litigation (income) expense.
(d)	Primarily includes deferred tax assets; property, plant and equipment, net, related to our office facilities; income taxes receivable; and fair value of derivative instruments.
(e)	Includes property, plant and equipment, net; goodwill; and intangible assets, net.

10.	Pension and Postretirement Medical Benefits

Pension Benefits

We sponsor noncontributory defined benefit pension plans covering substantially all full-time U.S. salaried employees, certain U.S. hourly employees and certain international employees. The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other plans are paid by the Company as incurred. During 2001, the plans covering our U.S. salaried employees were amended such that any salaried employee hired or rehired by us after September 30, 2001 is not eligible to participate in those plans. Benefits are based on years of service and earnings or stated amounts for each year of service.

Postretirement Medical Benefits

Our postretirement plan provides health care benefits, principally to U.S. salaried retirees and their dependents. This plan includes retiree cost sharing provisions. During 2001, the plan was amended such that any salaried employee hired or rehired by us after September 30, 2001 is not eligible to participate in this plan. Employees hired prior to September 30, 2001 are eligible for benefits if they meet age and service requirements and qualify for retirement benefits.

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Postretirement Benefits
	Quarter		Quarter
	3/19/05	3/20/04	3/19/05	3/20/04
Service cost	$ 7	$ 7	$ 1	$ 1
Interest cost	10	9	1	1
Expected return on plan assets	(10)	(9)	-	-
Amortization of prior service cost	1	1	-	-
Recognized actuarial loss	5	4	-	-

Net periodic benefit cost	$ 13	$ 12	$2	$2

Contributions

As disclosed in our 2004 Form 10-K, we are not required to make contributions to the Plan in 2005. No contributions have been made to the Plan during the quarter ended March 19, 2005. While we may make discretionary contributions to the Plan during the year, we do not currently intend to do so.

11.	Share Repurchase Program

In January 2005, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through January 2006, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. During the quarter ended March 19, 2005, we repurchased approximately 1.8 million shares for approximately $91 million at an average price per share of approximately $51 under this program. At March 19, 2005, approximately $409 million remained available for repurchases under this program. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

In May 2004, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through November 2005, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. During the quarter ended March 19, 2005, we repurchased approximately 500,000 shares for approximately $25 million at an average price per share of $47. This program was completed during the quarter.

During the fourth quarter of 2004, we entered into an accelerated share repurchase program (the “Program”). In connection with the Program, a third-party investment bank borrowed approximately 5.4 million shares of our Common Stock from shareholders. We then repurchased those shares at their then market value of $46.58 from the investment bank for approximately $250 million. The repurchase was made pursuant to the share repurchase program authorized by our Board of Directors in May 2004. Simultaneously, we entered into a forward contract with the investment bank that was indexed to the number of shares repurchased. Under the terms of the forward contract, we were required to pay or entitled to receive a price adjustment based on the difference between the weighted average price of our Common Stock during the duration of the Program and the initial purchase price of $46.58 per share. The Program was completed during the quarter ended March 19, 2005. We made a cash payment of approximately $3 million to the investment bank to settle the forward contract in full. This payment was recognized as an adjustment to Common Stock and is included in the $91 million in repurchases as described above.

In November 2003, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through May 21, 2005, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. This share repurchase program was completed in 2004. During the quarter ended March 20, 2004, we repurchased approximately 6 million shares for approximately $216 million at an average price per share of approximately $36 under this program.

12.	Supplemental Cash Flow Data

	Quarter
	3/19/05	3/20/04
Cash Paid for:
Interest	$ 17	$ 23
Income taxes	49	95

13.	Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and

(c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2031. As of March 19, 2005 and December 25, 2004, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $348 million and $365 million, respectively. The present value of these potential payments discounted at our pre-tax cost of debt at March 19, 2005 was $290 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our exposure under such leases at March 19, 2005 and December 25, 2004, was not material.

Guarantees Supporting Financial Arrangements of Franchisees, Unconsolidated Affiliates and Other Third Parties

We had provided approximately $16 million of partial guarantees of two loan franchisee pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at both March 19, 2005 and December 25, 2004. In support of these guarantees, we posted a letter of credit of $4 million. We also provided a standby letter of credit of $18 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $88 million at March 19, 2005.

Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to refranchising loss (gain). New loans are not currently being added to either loan pool.

We have guaranteed certain lines of credit and loans of unconsolidated affiliates totaling $34 million at both March 19, 2005 and December 25, 2004. Our unconsolidated affiliates had total revenues of approximately $405 million for the quarter ended March 19, 2005, and assets and debt of approximately $912 million and $53 million, respectively, at March 19, 2005.

We have also guaranteed certain lines of credit, loans and letters of credit of third parties totaling $3 million and $9 million at March 19, 2005 and December 25, 2004, respectively. If all such lines of credit and letters of credit were fully drawn down, the maximum contingent liability under these arrangements would be approximately $20 million and $26 million as of March 19, 2005 and December 25, 2004, respectively.

We have varying levels of recourse provisions and collateral that mitigate the risk of loss related to our guarantees of these financial arrangements of our unconsolidated affiliates and other third parties. Accordingly, our recorded liability as of March 19, 2005 and December 25, 2004 is not significant.

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

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive at the higher of target for the current year or actual for the preceding year, a proportionate bonus at the higher of target or actual performance earned through the date of termination, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of March 19, 2005, payments of approximately $32 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business.

On August 13, 2003, a class action lawsuit against Pizza Hut, Inc., entitled Coldiron v. Pizza Hut, Inc., was filed in the United States District Court, Central District of California. Plaintiff alleges that she and other current and former Pizza Hut Restaurant General Managers (“RGM’s”) were improperly classified as exempt employees under the U.S. Fair Labor Standards Act (“FLSA”). There is also a pendent state law claim, alleging that current and former RGM’s in California were misclassified under that state’s law. Plaintiff seeks unpaid overtime wages and penalties. On May 5, 2004, the District Court granted conditional certification of a nationwide class of RGM’s under the FLSA claim, providing notice to prospective class members and an opportunity to join the class. Approximately 10 percent of the eligible class members have joined the litigation. Once class certification discovery is completed, Pizza Hut intends to challenge the propriety of conditional class certification. On July 20, 2004, the District Court granted summary judgment on Ms. Coldiron’s individual FLSA claim. Pizza Hut believes that the District Court’s summary judgment ruling in favor of Ms. Coldiron is clearly erroneous under well-established legal precedent. Ms. Coldiron also filed a motion to certify an additional class of current and former California RGM’s under California state law, a motion for summary judgment on her individual state law claims and a motion requesting that the District Court enter summary judgment on the damages that FLSA class members would be due upon successful prosecution of the class-wide litigation. Pizza Hut opposed all three motions. On April 1, 2005, the Court granted Ms. Coldiron’s motion to certify a California state law class. On April 15, 2005, Pizza Hut filed a petition for review of that order by the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit has not yet ruled on that petition.

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

In view of the jury verdict and subsequent District Court ruling, we recorded a charge of $42 million in 2003. We appealed the verdict to the Sixth Circuit Court of Appeals and interest continued to accrue during the appeal process. Prior to a ruling from the Sixth Circuit Court of Appeals, we settled this matter with the Wrench plaintiffs on January 15, 2005. Concurrent with the settlement with the plaintiffs, we also settled the matter with certain of our insurance carriers. As a result of these settlements, reversals of previously recorded expense of $14 million were recorded in the year ended December 25, 2004. We paid the settlement amount to the plaintiffs and received the insurance recovery during the quarter ended March 19, 2005.

We intend to seek additional recoveries from our other insurance carriers during the periods in question. We also filed suit against Taco Bell's former advertising agency in the United States District Court for the Central District of California seeking reimbursement for the settlement amount as well as any costs that we have incurred in defending this matter. The District Court has issued a minute order granting defendant's motion for summary judgment but has requested submissions from the defendant for its review before issuing a final order. We believe that a grant by the District Court of this summary judgment motion would be erroneous under the law. We will evaluate our options once a final order has been issued. Any additional recoveries will be recorded as they are realized.

Obligations to PepsiCo, Inc. After Spin-off

In connection with our October 6, 1997 spin-off from PepsiCo, Inc. (“PepsiCo”) (the “Spin-off”), we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

Under the terms of these agreements, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of March 19, 2005, PepsiCo remains liable for approximately $32 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common tax audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through March 19, 2005, there have not been any determinations made by PepsiCo where we would have reached a different determination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively “the Concepts”) and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. YUM is the second largest QSR company outside the U.S. with 13,152 units. Our business consists of three operating segments: United States, the International Division and the China Division. The China Division includes mainland China (“China”), Thailand and KFC Taiwan and the International Division includes the remainder of our international operations.

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

The retail food industry, in which the Company competes, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including the QSR segment), and is intensely competitive with respect to food quality, price, service, convenience, location and concept. The industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power. Each of the Concepts competes with international, national and regional restaurant chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.

The Company’s key strategies are:

  Building dominant restaurant brands in mainland China
  Driving profitable international expansion
  Improving restaurant operations
  Multibranding category-leading brands

The Company is focused on five long-term measures identified as essential to our growth and progress. These five measures and related key performance indicators are as follows:

  China Division and International Division expansion
       China Division and International Division system sales growth (local currency)
       Number of new China Division and International Division restaurant openings
       Net China Division and International Division unit growth
  Multibrand innovation and expansion
       Number of multibrand restaurant locations
       Number of multibrand units added
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

The following MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Statements and our annual report on Form 10-K for the fiscal year ended December 25, 2004 (“2004 Form 10-K”).

All Note references herein refer to the accompanying Notes to the Financial Statements. Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.

Significant Known Events, Trends or Uncertainties Expected to Impact 2005 Comparisons with 2004

The following factors impacted comparability of operating performance for the quarter ended March 19, 2005 or could impact comparisons for the remainder of 2005. Certain of these factors were previously discussed in our 2004 Form 10-K.

New Accounting Pronouncements Not Yet Adopted

The American Jobs Creation Act of 2004 (the “Act”), which became law on October 22, 2004, allows a dividends received deduction of 85% of repatriated qualified foreign earnings in fiscal year 2005. We recorded $6 million in income tax expense during the quarter ended December 25, 2004 as a result of our determination to repatriate approximately $110 million in 2005 which will be eligible for the Act’s dividends received deduction. In accordance with FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004,” we continue to evaluate whether we will now repatriate other undistributed earnings from foreign investments as a result of the Act. The range of additional earnings that we might repatriate through the Act’s effective date is $0 to approximately $400 million. The associated tax, if such amounts were repatriated in accordance with the Act, would range from $0 to $20 million. We will complete the evaluation of which of these earnings we will repatriate, if any, during 2005.

Upon the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), we will be required to recognize compensation cost in the financial statements for all share-based payments to our employees, including grants of stock options, based on the fair value of the share-based awards on the date of grant. The fair value of the share-based awards will be determined using option pricing models and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period on a straight-line basis for the fair value of awards that actually vest.

On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS 123R to require implementation at the beginning of the first fiscal year beginning after June 15, 2005 (the year beginning January 1, 2006 for the Company). Early adoption of SFAS 123R is permissible. We are in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, we will determine the transition method to use, the timing of adoption and the impact any change in valuation models might have.

See Note 4.

International Reporting Changes

In 2005, we began reporting information for our international business in two separate operating segments as a result of changes to our management reporting structure. The China Division includes mainland China (“China”), Thailand and KFC Taiwan, and the International Division includes the remainder of our international operations. While this reporting change did not impact our consolidated results, segment information for previous periods has been restated to be consistent with current period presentation.

Beginning in 2005, we also changed the China business reporting calendar to more closely align the timing of the reporting of its results of operations with our U.S. business. Previously our China business, like the rest of our international businesses, closed one month (or one period for certain of our international businesses) earlier than YUM’s period end date to facilitate consolidated reporting. To maintain comparability of our consolidated results of operations, amounts related to our China business for December 2004 have not been reflected in our Condensed Consolidated Statements of Income and net income of the China business of $6 million for the one month period ending December 31, 2004 was recognized as an adjustment directly to consolidated retained earnings in the quarter ended March 19, 2005. Our consolidated results of operations for the quarter ended March 19, 2005 include the results of operations of the China business for the months of January and February 2005 and the months to be included in future quarterly reporting periods will begin one month later than in previous years. Our consolidated results of operations for the quarter ended March 20, 2004 continue to include the results of operations of the China business for the months of December, 2003 and January, 2004 as previously reported.

See Note 1.

Mainland China Supplier Ingredient Issue

Our KFC business in mainland China has been negatively impacted by the interruption of product offerings and negative publicity associated with a supplier ingredient issue experienced in late March, 2005 (Period 4, the first period of our China Division’s second quarter). An ingredient was included in a limited number of products that necessitated temporarily withdrawing those products from restaurants in that market. The supplier issue has been resolved and the products have been returned to the menu. Sales at our Pizza Hut restaurants in mainland China have not been impacted. As a result of this issue, system sales growth in Period 4 for our China Division, excluding the impact of foreign currency translation, was 10% versus our annual target growth rate of at least 22%. Additionally, we expect Period 5 system sales for the China Division to be down about 5% from the previous year with continued impact during Period 6. Currently, we expect system sales to recover late in the second quarter or during the third quarter. We estimate that this issue will negatively impact operating profit in the China Division for the quarter ended June 11, 2005 by $20 million to $25 million versus our previous expectations. Accordingly, we estimate operating profit for the China Division for the quarter ended June 11, 2005 to be $22 million to $27 million versus the $35 million we reported in the quarter ended June 12, 2004.

Extra Week in 2005

Our fiscal calendar results in a fifty-third week every five or six years. Fiscal year 2005 includes a fifty-third week in the fourth quarter for the majority of our U.S. businesses as well as our international businesses that report on a period, as opposed to a monthly, basis. In the U.S., we anticipate permanently accelerating the timing of the KFC business closing by one week in December 2005, and thus, there will be no fifty-third week benefit for this business in 2005. We estimate the fifty-third week will increase revenues and operating profit in 2005 by approximately $80 million and $15 million, respectively. While the impact of the fifty-third week adds a potential incremental benefit of $0.04 to diluted earnings per share, we believe this benefit will be offset by expense associated with strategic asset actions and refranchising KFC restaurants in the U.S.

Sale of Puerto Rico Business

Our Puerto Rico business was sold on October 4, 2004 for an amount approximating its then carrying value. Company sales and restaurant profit decreased $43 million and $8 million, respectively, franchise fees increased $3 million and general and administrative expenses decreased $2 million for the quarter ended March 19, 2005 as compared to the quarter ended March 20, 2004.

Commodity Inflation

The increased cost of certain commodities negatively impacted our U.S. margins for the quarter ended March 19, 2005. Higher commodity costs, particularly in meat and cheese prices, negatively impacted U.S. restaurant margins as a percentage of sales by approximately 200 basis points for the quarter ended March 19, 2005 as compared to the quarter ended March 20, 2004. We currently anticipate that commodity cost pressure will lessen during the remainder of 2005.

Potential Initial Public Offering (“IPO”) of an Investment in Unconsolidated Affiliate

There is a strong possibility of an IPO of our Poland/Czech Republic unconsolidated affiliate in the quarter ended June 11, 2005. As of the date of this filing, the transaction has been priced and is expected to close April 27, 2005. This transaction, if completed, will generate a one-time gain of at least $15 million. As with our equity income from investments in unconsolidated affiliates, this would be recorded in the “Other Income” line. Assuming this IPO does occur, the Company anticipates the possibility of additional facility actions in the second quarter and balance of the year, which would increase facility actions expense.

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

The following table summarizes our refranchising activities:

Quarter
	3/19/05	3/20/04
Number of units refranchised	14	3
Refranchising proceeds, pre-tax	$ 4	$ 2
Refranchising net losses, pre-tax(a)	$ 2	$ 8

(a)	Refranchising net losses for the quarter ended March 20, 2004 primarily included charges to write down certain U.S. restaurants which we had offered to sell at amounts lower than their carrying values.

In addition to our refranchising program, from time to time we close restaurants that are poor performing, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit (collectively “store closures”).

The following table summarizes Company store closure activities:

Quarter
	3/19/05	3/20/04
Number of units closed	43	69
Store closure costs	$ 4	$ -
Impairment charges for stores to be closed	$ 5	$ 1

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2004 and were no longer operated by us as of March 19, 2005. The amounts do not include results from new restaurants that we opened in connection with a relocation of an existing unit or any incremental impact upon consolidation of two or more of our existing units into a single unit.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

Quarter Ended 3/19/05
	U.S.	International Division	China Division	Worldwide
Decreased sales	$ (45)	$ (57)	$ (3)	$ (105)
Increased franchise fees	1	3	-	4

Decrease in total revenues	$ (44)	$ (54)	$ (3)	$ (101)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	Quarter Ended 3/19/05
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$ (4)	$ (10)	$ -	$ (14)
Increased franchise fees	1	3	-	4
Decreased general and
administrative expenses	-	2	-	2

Decrease in operating profit	$ (3)	$ (5)	$ -	$ (8)

Results of Operations

	Quarter
	3/19/05	3/20/04	% B/(W)
Company sales	$ 1,810	$ 1,747	4
Franchise and license fees	244	223	9

Revenues	$ 2,054	$ 1,970	4

Company restaurant profit	$ 262	$ 256	2

% of Company sales	14.5%	14.7%	(0.2)	ppts.

Operating profit	264	243	8
Interest expense, net	28	35	19
Income tax provision	75	66	(12)

Net income	$ 161	$ 142	13

Diluted earnings per share(a)	$ 0.53	$ 0.47	13

(a)	See Note 5 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees

Beginning of year	7,743	1,662	21,858	31,263
New Builds	112	28	148	288
Acquisitions	-	-	-	-
Refranchising	(14)	-	10	(4)
Closures	(43)	(8)	(137)	(188)
Other	(9)	(1)	17	7

End of quarter	7,789	1,681	21,896	31,366

% of Total	25%	5%	70%	100%

The above totals exclude 2,355 and 2,345 licensed units at March 19, 2005 and December 25, 2004, respectively.

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees

Beginning of year	4,989	-	13,482	18,471
New Builds	19	-	49	68
Acquisitions	-	-	-	-
Refranchising	(11)	-	7	(4)
Closures	(29)	-	(91)	(120)
Other	(5)	-	-	(5)

End of quarter	4,963	-	13,447	18,410

% of Total	27%	-	73%	100%

The above totals exclude 2,159 and 2,139 licensed units at March 19, 2005 and December 25, 2004, respectively.

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees

Beginning of year	1,504	1,204	8,179	10,887
New Builds	3	2	96	101
Acquisitions	-	-	-	-
Refranchising	(3)	-	3	-
Closures	(11)	(6)	(46)	(63)
Other	(4)	(1)	13	8

End of quarter	1,489	1,199	8,245	10,933

% of Total	14%	11%	75%	100%

The above totals exclude 196 and 206 licensed units at March 19, 2005 and December 25, 2004, respectively.

China Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees

Beginning of year	1,250	458	197	1,905
New Builds	90	26	3	119
Acquisitions	-	-	-	-
Refranchising	-	-	-	-
Closures	(3)	(2)	-	(5)
Other	-	-	4	4

End of quarter	1,337	482	204	2,023

% of Total	66%	24%	10%	100%

There are no licensed units in the China Division.

Multibrand restaurants are included in the totals above. Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count. Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count. Franchise unit counts below include both franchisee and unconsolidated affiliate multibrand units. Following are multibrand restaurant totals at March 19, 2005 and December 25, 2004:

3/19/05	Company	Franchise	Total

United States	1,462	1,264	2,726
International Division	22	162	184
China Division	3	-	3

Worldwide	1,487	1,426	2,913

12/25/04	Company	Franchise	Total

United States	1,391	1,250	2,641
International Division	25	155	180
China Division	3	-	3

Worldwide	1,419	1,405	2,824

For the quarter ended March 19, 2005, Company and franchise multibrand unit gross additions were 80 and 26, respectively.

System Sales Growth

	Increase		Increase excluding currency translation
	3/19/05	3/20/04	3/19/05		3/20/04
United States	4%	4%	N/	A	N/	A
International Division	11%	16%	7%		5%
China Division	20%	32%	20%		31%
Worldwide	7%	9%	6%		5%

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

The increase in U.S. system sales was driven by same store sales growth and new unit development, partially offset by store closures.

The increases in International Division and China Division system sales were both driven by new unit development and same store sales growth, partially offset by store closures in the International Division.

Revenues

	Amount		% Increase/(Decrease)		% Increase/(Decrease) excluding currency translation
	3/19/05	3/20/04	3/19/05	3/20/04	3/19/05	3/20/04
Company sales
United States	$ 1,199	$ 1,166	3	4	N/A	N/A
International Division	384	400	(4)	20	(8)	9
China Division	227	181	25	33	25	32

Worldwide	1,810	1,747	4	9	3	7
Franchise and license fees
United States	136	131	3	4	N/A	N/A
International Division	100	85	17	15	13	4
China Division	8	7	24	37	24	36

Worldwide	244	223	9	9	8	5
Total revenues
United States	1,335	1,297	3	4	N/A	N/A
International Division	484	485	-	19	(4)	8
China Division	235	188	25	33	25	32

Worldwide	$ 2,054	$ 1,970	4	9	3	7

The increase in Worldwide Company sales was driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

The increase in Worldwide franchise and license fees was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

The increase in U.S. Company sales was driven by new unit development and same store sales growth, partially offset by store closures and refranchising.

U.S same store sales include only Company restaurants that have been open one year or more. U.S. blended same store sales include KFC, Pizza Hut and Taco Bell Company-owned restaurants only. U.S. same store sales for Long John Silver’s and A&W restaurants are not included. Following are the same store sales growth results by brand:

	Quarter ended 3/19/05
	Same Store Sales	Transactions	Average Guest Check
KFC	4%	3%	1%
Pizza Hut	3%	(2)%	5%
Taco Bell	5%	1%	4%

U.S. blended Company same store sales increased 4% due to increases in average guest check and transactions.

The increase in U.S. franchise and license fees was driven by same store sales growth and new unit development, partially offset by store closures.

The decrease in International Division Company sales was driven by the refranchising of our Puerto Rico business and store closures, partially offset by new unit development.

The increase in International Division franchise and license fees was driven by new unit development, same store sales growth and refranchising of our Puerto Rico business.

The increase in China Division Company sales was driven by new unit development and same store sales growth.

The increase in China Division franchise and license fees was primarily driven by new unit development.

Company Restaurant Margins

3/19/05	United States	International Division	China Division	Worldwide

Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.3	33.2	36.6	31.7
Payroll and employee benefits	30.5	23.8	11.9	26.7
Occupancy and other operating
expenses	25.9	30.0	28.4	27.1

Company restaurant margin	13.3%	13.0%	23.1%	14.5%

3/20/04	United States	International Division	China Division	Worldwide

Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.6	34.3	38.2	30.9
Payroll and employee benefits	31.4	23.6	10.8	27.5
Occupancy and other operating
expenses	26.0	28.8	28.8	26.9

Company restaurant margin	14.0%	13.3%	22.2%	14.7%

The decrease in U.S. restaurant margins as a percentage of sales was driven by higher food and paper costs, partially offset by the impact of same store sales increases on restaurant margin. Higher food and paper costs were primarily driven by increased commodity costs (principally meats and cheese) which negatively impacted margins by approximately 200 basis points for the quarter ended March 19, 2005 as compared to the quarter ended March 20, 2004.

The decrease in International Division restaurant margins as a percentage of sales was driven by increased occupancy and other costs and a 70 basis point unfavorable impact of refranchising our restaurants in Puerto Rico. The decrease was partially offset by lower food and paper costs (principally due to supply chain savings initiatives) and the impact of same store sales increases on restaurant margin.

The increase in China Division restaurant margins as a percentage of sales was driven by the impact of same store sales increases on restaurant margin and lower food and paper costs (principally due to supply chain savings initiatives). The increase was partially offset by an increase in labor costs and the lower margins associated with new units during the initial periods of operation.

Worldwide General and Administrative Expenses

General and administrative expenses were flat in the quarter, including a 1% unfavorable impact from foreign currency translation. Increases in general and administrative expenses were primarily driven by higher compensation related costs, including amounts associated with investments in strategic initiatives in China and other international growth markets. Such increases were offset by the favorable impact of lapping reserve increases in 2004 related to potential development sites, lower expenses associated with operating restaurants which were refranchised in 2004 (primarily the Puerto Rico business), and a decrease in expenses associated with certain financial systems, the most significant of which was implemented in 2004.

Worldwide Franchise and License Expenses

Franchise and license expenses increased $6 million in the quarter. The increase was driven by the unfavorable impact of lapping the 2004 reversal of previously established allowances for doubtful accounts upon the completion of financial restructurings by certain Pizza Hut franchisees as well as increases in provisions for doubtful franchise and license fee receivables during the quarter ended March 19, 2005.

Worldwide Other (Income) Expense

Quarter
	3/19/05	3/20/04
Equity income from investments in unconsolidated affiliates	$ (15)	$ (12)
Foreign exchange net (gain) loss	1	-

Other (income) expense	$ (14)	$ (12)

Other income increased $2 million or 27%, including a 3% favorable impact from foreign currency translation. The increase was driven by the 2004 dissolution of an unconsolidated affiliate in the U.S. which recorded a loss for the quarter ended March 20, 2004 and an increase in equity income from our unconsolidated affiliates.

Worldwide Facility Actions

We recorded a net loss from facility actions of $11 million and $9 million for the quarters ended March 19, 2005 and March 20, 2004, respectively. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 7 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter
	3/19/05	3/20/04	% B/(W)
United States	$ 162	$ 172	(6)
International Division	94	88	8
China Division	53	42	25
Unallocated and corporate expenses	(42)	(48)	11
Unallocated other income (expense)	(1)	(3)	NM
Unallocated facility actions	(2)	(8)	NM
Wrench litigation	-	-	-
AmeriServe and other (charges) credits	-	-	-

Operating profit	$ 264	$ 243	8

The decrease in U.S. operating profit was driven by the impact on restaurant profit of higher commodity costs (principally meats and cheese), higher expenses related to restaurant closures and higher franchise and license expenses, partially offset by the impact of same store sales growth on restaurant profit and franchise and license fees.

Excluding the favorable impact from foreign currency translation, International Division operating profit increased 4%. The increase in International Division operating profit was driven by the impact of same store sales growth and new unit development on franchise and license fees and restaurant margin, partially offset by higher general and administrative costs and the impact on operating profit of refranchising our restaurants in Puerto Rico.

The increase in China Division operating profit was driven by new unit development and the impact of same store sales increases on restaurant margin, partially offset by higher general and administrative costs.

Unallocated and corporate expenses comprise general and administrative expenses and unallocated facility actions comprise refranchising gains (losses), neither of which are allocated to the U.S., International Division or China Division segments for performance reporting purposes.

Interest Expense, Net

	Quarter
	3/19/05	3/20/04	% B/(W)
Interest expense	$ 33	$ 38	15
Interest income	(5)	(3)	28

Interest expense, net	$ 28	$ 35	19

Interest expense decreased $5 million or 15%, driven by a decrease in our average interest rates primarily attributable to the pay-variable interest rate swaps entered into during 2004.

Income Taxes

	Quarter
	3/19/05	3/20/04
Income taxes	$ 75	$ 66
Effective tax rate	31.6%	31.8%

Our effective tax rate for the quarter was favorably impacted by the recognition of certain foreign tax credits that we were able to substantiate during the quarter as well as the reversal of certain valuation allowances related to deferred tax assets which we now believe are more likely than not to be realized. The effective rate for the quarter was unfavorably impacted due to a decrease in tax rates in a state for which we have deferred tax assets. The net effect of these factors resulted in a lower tax rate than in the quarter ended March 20, 2004 despite the impact of higher audit reserve reversals in the prior year.

Consolidated Cash Flows

Net cash provided by operating activities was $255 million compared to $189 million in 2004. The increase was driven by lower income tax payments and higher net income in 2005.

Net cash used in investing activities was $105 million versus $103 million in 2004. An increase primarily due to the timing of short-term investments was offset by a decrease in capital spending.

Net cash used in financing activities was $128 million versus $149 million provided in 2004. The decrease was driven by lower share repurchases in 2005 compared to 2004, partially offset by dividend payments in 2005, higher repayments of short-term borrowings (primarily incurred by mainland China in December 2004) and lower proceeds from the exercise of employee stock options when compared to 2004.

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

During the quarter ended March 19, 2005, we paid a quarterly cash dividend of $29 million. Additionally, on March 17, 2005, our Board of Directors approved a cash dividend of $0.10 per share of common stock to be distributed on May 6, 2005 to shareholders of record at the close of business on April 15, 2005. The Company is targeting an annual payout ratio of 15% to 20% of net income.

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in September 2009. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. We were in compliance with all debt covenants at March 19, 2005.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit. At March 19, 2005, our unused Credit Facility totaled $781 million, net of outstanding letters of credit of $197 million. There were borrowings of $22 million outstanding under the Credit Facility at March 19, 2005. The interest rate for borrowings under the Credit Facility ranges from 0.35% to 1.625% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.20% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The remainder of our long-term debt primarily comprises Senior Unsecured Notes. Amounts outstanding under Senior Unsecured Notes were $1.5 billion at March 19, 2005.

We estimate that in 2005 capital spending, including acquisitions of our restaurants from franchisees, will be approximately $720 million. We also estimate that in 2005 refranchising proceeds, prior to taxes, will be approximately $100 million, employee stock options proceeds, prior to taxes, will be approximately $150 million and sales of property, plant and equipment will be approximately $80 million. A share repurchase program authorized by our Board of Directors in May 2004 was completed during the quarter ended March 19, 2005. In January 2005, the Board of Directors authorized a new share repurchase program for up to $500 million of the Company’s outstanding common stock to be purchased through January 2006. At March 19, 2005, we had remaining capacity to repurchase up to $409 million of our outstanding Common Stock (excluding applicable transaction fees) under this program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to financial market risks associated with interest rates, foreign currency exchange rates and commodity prices. In the normal course of business and in accordance with our policies, we manage these risks through a variety of strategies, which may include the use of derivative financial and commodity instruments to hedge our underlying exposures. We do not use derivative instruments for trading purposes, and we have procedures in place to monitor and control their use.

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

At March 19, 2005 and December 25, 2004, a hypothetical 100 basis point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of approximately $7 million and $6 million, respectively, in annual income before income taxes. The estimated reductions are based upon our current level of variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at March 19, 2005 and December 25, 2004 would decrease approximately $48 million and $51 million, respectively. The fair value of our Senior Unsecured Notes at March 19, 2005 and December 25, 2004 would decrease approximately $72 million and $76 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International Division and China Division operating profit together constitute approximately 48% of our year to date operating profit, excluding unallocated and corporate expenses. In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.6 billion as of March 19, 2005. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific, the Americas and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows. For the quarter ended March 19, 2005, operating profit would have decreased $15 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

We attempt to minimize the exposure related to our investments in foreign operations by financing those investments with local currency debt when practical and holding cash in local currencies when possible. In addition, we attempt to minimize the exposure related to foreign currency denominated financial instruments by purchasing goods and services from third parties in local currencies when practical. Consequently, foreign currency denominated financial instruments consist primarily of intercompany short-term receivables and payables. At times, we utilize forward contracts to reduce our exposure related to these short-term receivables and payables. The notional amount and maturity dates of these contracts match those of the underlying receivables or payables such that our foreign currency exchange risk related to these instruments is eliminated.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts entered into by the Company that were outstanding at March 19, 2005 and December 25, 2004, did not significantly impact our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President (the “CEO”) and the Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 19, 2005.

Cautionary Statements

From time to time, in both written reports and oral statements, we present “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect,” “project,” “anticipate,” “believe,” “plan” and other similar terminology. These “forward-looking statements” reflect our current expectations regarding future events and operating and financial performance and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to the Company and those specific to the industry, and could differ materially from expectations. Accordingly, you are cautioned not to place undue reliance on forward-looking statements.

Company risks and uncertainties include, but are not limited to, potentially substantial tax contingencies related to the Spin-off, which, if they occur, require us to indemnify PepsiCo, Inc.; changes in effective tax rates; our debt leverage and the attendant potential restriction on our ability to borrow in the future; potential unfavorable variances between estimated and actual liabilities; our ability to secure distribution of products and equipment to our restaurants on favorable economic terms and our ability to ensure adequate supply of restaurant products and equipment in our stores; unexpected disruptions in our supply chain; effects and outcomes of any pending or future legal claims involving the Company; the effectiveness of operating initiatives and marketing, advertising and promotional efforts; our ability to continue to recruit and motivate qualified restaurant personnel; the ongoing financial viability of our franchisees and licensees; the success of our refranchising strategy; the success of our strategies for international development and operations; volatility of actuarially determined losses and loss estimates; and adoption of new or changes in accounting policies and practices including pronouncements promulgated by standard setting bodies.

Industry risks and uncertainties include, but are not limited to, business, economic and political conditions in the countries and territories where we operate, including effects of war and terrorist activities; new legislation and governmental regulations or changes in laws and regulations and the consequent impact on our business; new product and concept development by us and/or our food industry competitors; changes in commodity, labor, and other operating costs; changes in competition in the food industry; publicity which may impact our business and/or industry; severe weather conditions; volatility of commodity costs; increases in minimum wage and other operating costs; availability and cost of land and construction; consumer preferences or perceptions concerning the products of the Company and/or our competitors, spending patterns and demographic trends; political or economic instability in local markets and changes in currency exchange and interest rates; the impact that any widespread illness or general health concern may have on our business and/or the economy of the countries in which we operate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of March 19, 2005, and the related Condensed Consolidated Statements of Income and Cash Flows for the twelve weeks ended March 19, 2005 and March 20, 2004. These condensed consolidated financial statements are the responsibility of YUM’s management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of YUM as of December 25, 2004, and the related Consolidated Statements of Income, Cash Flows and Shareholders’ Equity and Comprehensive Income for the year then ended not presented herein; and in our report dated February 28, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 25, 2004 is fairly presented, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

KPMG LLP
Louisville, Kentucky
April 25, 2005

PART II - Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 19, 2005 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

Period 1
12/26/04 - 1/22/05	-	-	-	$ 24,966,909

Period 2
1/23/05 - 2/19/05	877,700	$47.29	877,700	$483,461,579

Period 3
2/20/05 - 3/19/05	1,445,400	$51.61	1,445,400	$408,869,893

Total	2,323,100	$49.98	2,323,100	$408,869,893

In January 2005, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through January 2006, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended March 19, 2005, approximately 1.8 million shares were repurchased under this program.

In May 2004, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through May 21, 2005, up to $300 million of our outstanding Common Stock (excluding applicable transaction fees). For the quarter ended March 19, 2005, approximately 500,000 shares were repurchased under this program. This program was completed during the quarter.

Item 6. Exhibits

(a)	Exhibit Index

EXHIBITS

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants’ Acknowledgement).

Exhibit 31.1

Certification of the Chairman, Chief Executive Officer and President pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chairman, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC. (Registrant)

Date: April 25, 2005	/s/ Gregory N. Moore Senior Vice President and Controller (Principal Accounting Officer)

Exhibit 15

Independent Accountants’ Acknowledgment

The Board of Directors and Shareholders

YUM! Brands, Inc.:

We hereby acknowledge our awareness of the use of our report dated April 25, 2005 included within the Quarterly Report on Form 10-Q of YUM! Brands, Inc. for the twelve weeks ended March 19, 2005, and incorporated by reference in the following Registration Statements:

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

April 25, 2005

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 25, 2005	/s/ David C. Novak Chairman, Chief Executive Officer and President

Exhibit 31.2

CERTIFICATION

I, Richard T. Carucci, certify that:

1.	I have reviewed this report on Form 10-Q of YUM! Brands, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 25, 2005	/s/ Richard T. Carucci Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended March 19, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 25, 2005	/s/ David C. Novak Chairman, Chief Executive Officer and President

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended March 19, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I Richard T. Carucci, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 25, 2005	/s/ Richard T. Carucci Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.