Form 10-Q
period 2005-06-11
YUM BRANDS INC
filed 2005-07-19
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 11, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the Registrant’s Common Stock as of July 14, 2005 was 285,413,875 shares.

YUM! BRANDS, INC.

INDEX

Page No.
Part I. Financial Information

Item 1 - Financial Statements

Condensed Consolidated Statements of Income - Quarters and Years to date ended June 11,	3
2005 and June 12, 2004

Condensed Consolidated Statements of Cash Flows - Years to date ended	4
June 11, 2005 and June 12, 2004

Condensed Consolidated Balance Sheets - June 11, 2005	5
and December 25, 2004

Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations	22

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	40
Item 4 - Controls and Procedures	41

Report of Independent Registered Public Accounting Firm	43

Part II. Other Information and Signatures

Item 1 - Legal Proceedings	44

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 4 - Submission of Matters to a Vote of Security Holders	44

Item 6 - Exhibits	45

Signatures	47

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)

	Quarter		Year to date
	6/11/05	6/12/04	6/11/05	6/12/04
Revenues
Company sales	$ 1,902	$ 1,846	$ 3,712	$ 3,593
Franchise and license fees	251	231	495	454

Total revenues	2,153	2,077	4,207	4,047

Costs and expenses, net
Company restaurants
Food and paper	600	588	1,174	1,128
Payroll and employee benefits	504	493	987	973
Occupancy and other operating expenses	530	495	1,021	966

	1,634	1,576	3,182	3,067
General and administrative expenses	262	234	499	471
Franchise and license expenses	4	6	12	8
Facility actions	4	10	15	19
Other (income) expense	(25)	(10)	(39)	(22)
Wrench litigation (income) expense	-	-	-	-
AmeriServe and other charges (credits)	-	(14)	-	(14)

Total costs and expenses, net	1,879	1,802	3,669	3,529

Operating Profit	274	275	538	518
Interest expense, net	30	32	58	67

Income Before Income Taxes	244	243	480	451
Income tax provision	57	65	132	131

Net Income	$ 187	$ 178	$ 348	$ 320

Basic Earnings Per Common Share	$ 0.65	$ 0.61	$ 1.20	$ 1.10

Diluted Earnings Per Common Share	$ 0.62	$ 0.58	$ 1.15	$ 1.05

Dividends Declared Per Common Share	$ 0.115	$ 0.10	$ 0.215	$ 0.10

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	Year to date
	6/11/05	6/12/04
Cash Flows - Operating Activities
Net income	$ 348	$ 320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208	195
Facility actions	15	19
Other liabilities and deferred credits	4	8
Deferred income taxes	(23)	-
Other non-cash charges and credits, net	(4)	19
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	(4)	(14)
Inventories	4	(6)
Prepaid expenses and other current assets	57	(21)
Accounts payable and other current liabilities	-	(64)
Income taxes payable	-	(66)

Net change in operating working capital	57	(171)

Net Cash Provided by Operating Activities	605	390

Cash Flows - Investing Activities
Capital spending	(210)	(221)
Proceeds from refranchising of restaurants	41	8
Acquisition of restaurants from franchisees	-	(5)
Short-term investments	(31)	(27)
Sales of property, plant and equipment	22	24
Other, net	38	23

Net Cash Used in Investing Activities	(140)	(198)

Cash Flows - Financing Activities
Revolving Credit Facility activity
Three months or less, net	46	-
Repayments of long-term debt	(9)	(7)
Short-term borrowings-three months or less, net	(23)	-
Repurchase shares of common stock	(489)	(294)
Employee stock option proceeds	89	102
Dividends paid on common shares	(58)	-

Net Cash Used in Financing Activities	(444)	(199)

Effect of Exchange Rates on Cash and Cash Equivalents	(4)	(2)

Net Increase (Decrease) in Cash and Cash Equivalents	17	(9)
Net Increase in Cash and Cash Equivalents of Mainland China for December
2004	34	-
Cash and Cash Equivalents - Beginning of Period	62	192

Cash and Cash Equivalents - End of Period	$ 113	$ 183

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	6/11/05	12/25/04

ASSETS
Current Assets
Cash and cash equivalents	$ 113	$ 62
Short-term investments	87	54
Accounts and notes receivable, less allowance: $21 in 2005 and $22 in 2004	212	192
Inventories	77	76
Prepaid expenses and other current assets	91	142
Deferred income taxes	143	156
Advertising cooperative assets, restricted	78	65

Total Current Assets	801	747
Property, plant and equipment, net of accumulated depreciation and amortization	3,371	3,439
of $2,733 in 2005 and $2,618 in 2004
Goodwill	550	553
Intangible assets, net	340	347
Investments in unconsolidated affiliates	179	194
Other assets	434	416

Total Assets	$ 5,675	$ 5,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$ 1,214	$ 1,189
Income taxes payable	60	111
Short-term borrowings	222	11
Advertising cooperative liabilities	78	65

Total Current Liabilities	1,574	1,376
Long-term debt	1,562	1,731
Other liabilities and deferred credits	992	994

Total Liabilities	4,128	4,101

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	-	-
Common stock, no par value, 750 shares authorized; 286 shares and 290 shares issued in 2005
and 2004, respectively	328	659
Retained earnings	1,359	1,067
Accumulated other comprehensive loss	(140)	(131)

Total Shareholders’ Equity	1,547	1,595

Total Liabilities and Shareholders’ Equity	$ 5,675	$ 5,696

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)

1.	Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 25, 2004 (“2004 Form 10-K”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Consolidated Financial Statements included in the 2004 Form 10-K.

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

In 2005, we began reporting information for our international business in two separate operating segments as a result of changes to our management reporting structure. The China Division includes mainland China (“China”), Thailand and KFC Taiwan, and the International Division includes the remainder of our international operations. While this reporting change did not impact our consolidated results, segment information for previous periods has been restated to be consistent with the current period presentation.

Beginning in 2005, we also changed the China business reporting calendar to more closely align the timing of the reporting of its results of operations with our U.S. business. Previously our China business, like the rest of our international businesses, closed one month (or one period for certain of our international businesses) earlier than YUM’s period end date to facilitate consolidated reporting. To maintain comparability of our consolidated results of operations, amounts related to our China business for December 2004 have not been reflected in our Condensed Consolidated Statements of Income and net income for the China business for the one month period ended December 31, 2004 was recognized as an adjustment directly to consolidated retained earnings in the year to date ended June 11, 2005. Our consolidated results of operations for the quarter and year to date ended June 11, 2005 include the results of operations of the China business for the months of March, 2005 through May, 2005 and January, 2005 through May, 2005, respectively, and the months to be included in future quarterly reporting periods will begin one month later than in previous years. Our consolidated results of operations for the quarter and year to date ended June 12, 2004 continue to include the results of operations of the China business for the months of February, 2004 through April, 2004 and December, 2003 through April, 2004, respectively, as previously reported.

For the month of December, 2004 the China business had revenues of $79 million and net income of $6 million. As mentioned previously, neither of these amounts is included in our Condensed Consolidated Statement of Income for the year to date ended June 11, 2005 and the net income figure was credited directly to retained earnings in the first quarter of 2005. Net income for the month of December, 2004 was negatively impacted by costs incurred in preparation of opening a significant number of new stores in early 2005 as well as increased advertising expense, all of which was recorded in December’s results of operations. Additionally, the net increase in cash for the China business in December, 2004 has been presented as a single line item on our Condensed Consolidated Statement of Cash Flows for the year to date ended June 11, 2005. The $34 million net increase in cash was primarily attributable to short-term borrowings for working capital purposes, a majority of which were repaid prior to the end of the China business’ first quarter.

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2004 Form 10-K, our financial position as of June 11, 2005, the results of our operations for the quarters and years to date ended June 11, 2005 and June 12, 2004 and cash flows for the years to date ended June 11, 2005 and June 12, 2004. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

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

	Quarter		Year to date
	6/11/05	6/12/04	6/11/05	6/12/04
Net income, as reported	$ 187	$ 178	$ 348	$ 320
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(8)	(10)	(16)	(18)

Net income, pro forma	$ 179	$ 168	$ 332	$ 302

Basic Earnings per Common Share
As reported	$ 0.65	$ 0.61	$ 1.20	$ 1.10
Pro forma	0.62	0.58	1.15	1.04
Diluted Earnings per Common Share
As reported	$ 0.62	$ 0.58	$ 1.15	$ 1.05
Pro forma	0.59	0.55	1.10	0.99

3.	Recently Adopted Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of that preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of a) the amount by which the contract is favorable or unfavorable to market terms from the perspective of the acquirer or b) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.

EITF 04-1 was effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004 (the fiscal year beginning December 26, 2004 for the Company). EITF 04-1 applies to acquisitions of restaurants we may make from our franchisees or licensees. We currently attempt to have our franchisees or licensees enter into standard franchise or license agreements for the applicable Concept and/or market when renewing or entering into a new agreement. However, in certain instances franchisees or licensees have existing agreements that possess terms, including royalty rates, that differ from our current standard agreements for the applicable Concept and/or market. We acquired no franchisee or licensee restaurants in the quarter and year to date ended June 11, 2005. However, if in the future we were to acquire restaurants from a franchisee or licensee with such an existing agreement, we would be required to record a settlement gain or loss at the date of acquisition. The amount and timing of any such gains or losses we might record is dependent upon the franchisees or licensees from which we might acquire restaurants and when the restaurants are acquired. Accordingly, any impact cannot be currently determined.

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

On April 14, 2005, the SEC adopted a new rule that amended the compliance dates of SFAS 123R to require implementation at the beginning of the first fiscal year beginning after June 15, 2005 (the year beginning January 1, 2006 for the Company). Early adoption of SFAS 123R is permissible. We are currently considering whether to adopt SFAS 123R in the quarter ended December 31, 2005 or the quarter ended March 25, 2006. The Company is also in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, we will determine the transition method to use and the impact any change in valuation models might have.

5.	Earnings Per Common Share (“EPS”)

	Quarter		Year to date
	6/11/05	6/12/04	6/11/05	6/12/04
Net income	$ 187	$ 178	$ 348	$ 320

Basic EPS
Weighted-average common shares outstanding	288	290	290	290

Basic EPS	$ 0.65	$ 0.61	$ 1.20	$ 1.10

Diluted EPS
Weighted-average common shares outstanding	288	290	290	290
Shares assumed issued on exercise of dilutive share
equivalents	40	49	40	51
Shares assumed purchased with proceeds of dilutive
share equivalents	(26)	(35)	(27)	(36)

Shares applicable to diluted earnings	302	304	303	305

Diluted EPS	$ 0.62	$ 0.58	$ 1.15	$ 1.05

Unexercised employee stock options to purchase approximately 0.4 million and 0.2 million shares of our Common Stock for the quarter and year to date ended June 11, 2005, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter and year to date ended June 11, 2005, respectively. Unexercised employee stock options to purchase approximately 0.3 million shares and 0.5 million of our Common Stock for the quarter and year to date ended June 12, 2004, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter and year to date ended June 12, 2004, respectively.

During the year to date ended June 11, 2005, we have granted employee stock options to purchase approximately 4 million shares of our Common Stock at an exercise price equal to the average market price on the date of grant. The weighted-average exercise price of these options was approximately $46.

6.	Comprehensive Income

Comprehensive income was as follows:

	Quarter		Year to date
	6/11/05	6/12/04	6/11/05	6/12/04
Net income	$ 187	$ 178	$ 348	$ 320
Foreign currency translation adjustment arising
during the period	(15)	(49)	(9)	(5)
Changes in fair value of derivatives, net of tax	1	-	1	(2)
Reclassification of derivative (gains) losses to net
income, net of tax	(1)	-	(1)	2

Total comprehensive income	$ 172	$ 129	$ 339	$ 315

7.	Items Affecting Comparability of Net Income

Facility actions

Facility actions consists of the following components:

  Refranchising net (gains) losses;
  Store closure costs;
  Impairment of long-lived assets for stores we intend to close and stores we intend to continue to use in the business.
	Quarter ended June 11, 2005
	U.S.	International Division	China Division	Worldwide
Refranchising net (gains) losses	$ (13)	$ -	$ -	$ (13)
Store closure costs(a)	(1)	-	-	(1)
Store impairment charges	15	1	2	18

Facility actions	$ 1	$ 1	$ 2	$ 4

	Quarter ended June 12, 2004
	U.S.	International Division	China Division	Worldwide
Refranchising net (gains) losses	$ (1)	$ 4	$ -	$ 3
Store closure costs(a)	(1)	(4)	-	(5)
Store impairment charges	5	6	1	12

Facility actions	$ 3	$ 6	$ 1	$ 10

	Year to date ended June 11, 2005
	U.S.	International Division	China Division	Worldwide
Refranchising net (gains) losses	$ (12)	$ 1	$ -	$ (11)
Store closure costs	3	-	-	3
Store impairment charges	19	2	2	23

Facility actions	$ 10	$ 3	$ 2	$ 15

	Year to date June 12, 2004
	U.S.	International Division	China Division	Worldwide
Refranchising net (gains) losses	$ 7	$ 4	$ -	$ 11
Store closure costs(a)	(1)	(4)	-	(5)
Store impairment charges	6	6	1	13

Facility actions	$ 12	$ 6	$ 1	$ 19

(a)	The income in store closure costs is primarily the result of gains from the sale of properties on which we formerly operated restaurants.

Sale of an Investment in Unconsolidated Affiliate

During the quarter ended June 11, 2005, we sold our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity, principally for cash. Concurrent with the sale, our former partner completed an initial public offering (“IPO”) of the majority of the stock it then owned in the entity. We previously accounted for our investment in this entity using the equity method. Subsequent to the IPO, the new publicly held entity, in which YUM has no ownership interest, is a franchisee as was the entity in which we previously held a fifty percent interest.

This transaction generated a one-time gain of approximately $17 million for YUM as cash proceeds (net of expenses) of approximately $25 million from the sale of our interest in the entity exceeded our recorded investment in this unconsolidated affiliate. As with our equity income from investments in unconsolidated affiliates, the approximate $17 million gain was recorded in Other income (expense) in our Condensed Consolidated Statement of Income for the quarter and year to date ended June 11, 2005.

Income Tax Impact of Repatriating Qualified Foreign Earnings

The American Jobs Creation Act of 2004 (the “Act”), which became law on October 22, 2004, allows a dividends received deduction of 85% of repatriated qualified foreign earnings in fiscal year 2005. We recorded $6 million in income tax expense during the quarter ended December 25, 2004 as a result of our then determination to repatriate approximately $110 million in 2005 which will be eligible for the Act’s dividends received deduction. In accordance with FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004,” we continued to evaluate in 2005 whether we would repatriate other undistributed earnings from foreign investments as a result of the Act. During the quarter ended June 11, 2005, we determined that we will repatriate additional qualified foreign earnings of approximately $390 million in fiscal year 2005 which will be eligible for the Act’s dividends received deduction (for a total repatriation of qualified earnings of approximately $500 million). As a result of this determination, approximately $19 million of additional tax expense will be recognized in fiscal 2005, $8 million of which was recognized in the quarter and year to date ended June 11, 2005. No additional amounts beyond the approximately $500 million as discussed above are eligible for the Act’s dividends received deduction.

LJS Trademark/Brand

As required by SFAS No. 142, “Goodwill and Other Intangible Assets” we evaluate the remaining useful life of our intangible assets each reporting period. During the first quarter of 2005 several factors occurred that caused us to reconsider our decision that the LJS trademark/brand, which was allocated $140 million in value upon acquisition, had an indefinite useful life. The primary factor was the Company’s decision to adjust development of certain multibrand combinations with LJS. While we and our franchisees continue to build new LJS stand alone units as well as multibrand units that include LJS, our decision to reallocate certain capital spending in the near term to other investment alternatives is considered an economic factor that may limit the useful life of the LJS trademark/brand. Accordingly, during the first quarter of 2005, we began to amortize the LJS trademark/brand over thirty years, the typical term of our multibrand franchise agreements including one renewal. We reviewed the LJS trademark/brand for impairment prior to beginning amortization and determined no impairment existed. Amortization expense of approximately $1 million was recorded during the quarter and year to date ended June 11, 2005 and amortization expense in the fiscal year ended December 31, 2005 will total approximately $4 million.

Wrench Litigation

There was no Wrench litigation (income) expense recorded for the quarter and year to date ended June 11, 2005. An insignificant amount of Wrench litigation expense was recorded for the quarter and year to date ended June 12, 2004. See Note 14 for further discussion of Wrench litigation.

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

We classify expenses and recoveries related to AmeriServe, as well as certain other items, as AmeriServe and other charges (credits). The amounts recorded as AmeriServe and other charges (credits) were not significant for both the quarter and year to date ended June 11, 2005. Income of $14 million was recorded as AmeriServe and other charges (credits) for both the quarter and year to date ended June 12, 2004. The amount primarily resulted from cash recoveries related to the AmeriServe bankruptcy reorganization process.

8.	Other (Income) Expense

	Quarter		Year to date
	6/11/05	6/12/04	6/11/05	6/12/04
Gain upon sale of investment in unconsolidated affiliate	$ (17)	$ -	$ (17)	$ -
Equity income from investments in unconsolidated affiliates	(8)	(10)	(23)	(22)
Foreign exchange net (gain) loss
	-	-	1	-

Other (income) expense	$ (25)	$ (10)	$ (39)	$ (22)

Dividends received from unconsolidated affiliates were approximately $17 million and $13 million for the years to date ended June 11, 2005 and June 12, 2004, respectively.

9.	Debt

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in September 2009. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. We were in compliance with all debt covenants at June 11, 2005.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit. At June 11, 2005, our unused Credit Facility totaled $739 million, net of outstanding letters of credit of $196 million. There were borrowings of $65 million outstanding under the Credit Facility at June 11, 2005. The interest rate for borrowings under the Credit Facility ranges from 0.35% to 1.625% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.20% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

During the quarter ended June 11, 2005, we began classifying $200 million in Senior Unsecured Notes as short-term borrowings due to their April 2006 maturity date.

Interest expense on short-term borrowings and long-term debt was $33 million and $36 million for the quarters ended June 11, 2005 and June 12, 2004, respectively, and $66 million and $74 million for the years to date ended June 11, 2005 and June 12, 2004, respectively.

10.	Reportable Operating Segments

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

	Quarter		Year to date
Revenues	6/11/05	6/12/04	6/11/05	6/12/04
United States	$ 1,385	$ 1,349	$ 2,720	$ 2,646
International Division	492	491	976	976
China Division(a)	276	237	511	425

	$ 2,153	$ 2,077	$ 4,207	$ 4,047

	Quarter		Year to date
Operating Profit	6/11/05	6/12/04	6/11/05	6/12/04
United States	$ 190	$ 199	$ 352	$ 371
International Division	90	74	184	162
China Division	25	35	78	77
Unallocated and corporate expenses	(61)	(44)	(103)	(92)
Unallocated other income (expense) (b)	17	-	16	(3)
Unallocated facility actions(c)	13	(3)	11	(11)
Wrench litigation income (expense)(d)	-	-	-	-
AmeriServe and other (charges) credits(d)	-	14	-	14

Operating profit	274	275	538	518
Interest expense, net	(30)	(32)	(58)	(67)

Income before income taxes	$ 244	$ 243	$ 480	$ 451

Identifiable Assets	6/11/05	12/25/04

United States	$ 3,146	$ 3,316
International Division	1,501	1,441
China Division	689	613
Corporate(e)	339	326

	$ 5,675	$ 5,696

Long-Lived Assets(f)	6/11/05	12/25/04

United States	$ 2,828	$ 2,900
International Division	859	904
China Division	468	436
Corporate	106	99

	$ 4,261	$ 4,339

(a)	Includes revenues of approximately $210 million and $185 million in mainland China for the quarters ended June 11, 2005 and June 12, 2004, respectively. Includes revenues of approximately $399 million and $336 million in mainland China for the years to date ended June 11, 2005 and June 12, 2004, respectively.
(b)	Includes a gain of approximately $17 million related to the sale of our 50% interest in our former unconsolidated affiliate in Poland and the Czech Republic in the quarter and year to date ended June 11, 2005.
(c)	Unallocated facility actions comprise refranchising gains (losses) which are not allocated to the U.S., International Division or China Division segments for performance reporting purposes.
(d)	See Note 7 for a discussion of AmeriServe and other charges (credits) and Wrench litigation (income) expense.

(e)	Primarily includes deferred tax assets; property, plant and equipment, net, related to our office facilities; income taxes receivable; and fair value of derivative instruments.
(f)	Includes property, plant and equipment, net; goodwill; and intangible assets, net.

11.	Pension and Postretirement Medical Benefits

Pension Benefits

We sponsor noncontributory defined benefit pension plans covering a majority of full-time U.S. salaried employees, certain U.S. hourly employees and certain international employees. The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other plans are paid by the Company as incurred. During 2001, the plans covering our U.S. salaried employees were amended such that any salaried employee hired or rehired by us after September 30, 2001 is not eligible to participate in those plans. Benefits are based on years of service and earnings or stated amounts for each year of service.

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Pension Benefits
	Quarter		Year to date
	6/11/05	6/12/04	6/11/05	6/12/04
Service cost	$ 8	$ 8	$ 15	$ 15
Interest cost	10	9	20	18
Expected return on plan assets	(11)	(10)	(21)	(19)
Amortization of prior service cost	1	1	2	2
Recognized actuarial loss	5	5	10	9

Net periodic benefit cost	$ 13	$ 13	$ 26	$ 25

	Other Postretirement Benefits		Other Postretirement Benefits
	Quarter		Year to date
	6/11/05	6/12/04	6/11/05	6/12/04
Service cost	$ -	$ -	$ 1	$ 1
Interest cost	1	1	2	2
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	-	-	-	-
Recognized actuarial loss	1	1	1	1

Net periodic benefit cost	$ 2	$ 2	$ 4	$ 4

Contributions

As disclosed in our 2004 Form 10-K, we are not required to make contributions to the Plan in 2005. No contributions have been made to the Plan during the year to date ended June 11, 2005. While we may make a discretionary contribution to the Plan during 2005, a decision has not yet been reached.

12.	Share Repurchase Program

In May 2005, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through May 2006, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. There have been no repurchases made under this program.

In January 2005, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through January 2006, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. During the year to date ended June 11, 2005, we repurchased approximately 9.3 million shares for approximately $464 million at an average price per share of approximately $50 under this program. At June 11, 2005, approximately $36 million remained available for repurchases under this program. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

In May 2004, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through November 2005, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. During the year to date ended June 11, 2005, we repurchased approximately 500,000 shares for approximately $25 million at an average price per share of $47 under this program. This program was completed during the first quarter of 2005.

During the fourth quarter of 2004, we entered into an accelerated share repurchase program (the “Program”). In connection with the Program, a third-party investment bank borrowed approximately 5.4 million shares of our Common Stock from shareholders. We then repurchased those shares at their then market value of $46.58 from the investment bank for approximately $250 million. The repurchase was made pursuant to the share repurchase program authorized by our Board of Directors in May 2004. Simultaneously, we entered into a forward contract with the investment bank that was indexed to the number of shares repurchased. Under the terms of the forward contract, we were required to pay or entitled to receive a price adjustment based on the difference between the weighted average price of our Common Stock during the duration of the Program and the initial purchase price of $46.58 per share. The Program was completed during the first quarter of 2005. We made a cash payment of approximately $3 million to the investment bank to settle the forward contract in full. This payment was recognized as an adjustment to Common Stock and is included in the $464 million in repurchases as described above.

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

13.	Supplemental Cash Flow Data

	Year to date
	6/11/05	6/12/04

Cash Paid for:
Interest	$65	$ 79
Income taxes	98	196
Significant Non-cash Investing and Financing Activities:
Capital lease obligations incurred to acquire assets	$ 1	$ 10

14.	Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2031. As of June 11, 2005 and December 25, 2004, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $338 million and $365 million, respectively. The present value of these potential payments discounted at our pre-tax cost of debt at June 11, 2005 was $284 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our exposure under such leases at June 11, 2005 and December 25, 2004, was not material.

Guarantees Supporting Financial Arrangements of Franchisees, Unconsolidated Affiliates and Other Third Parties

We had provided approximately $16 million of partial guarantees of two loan franchisee pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at both June 11, 2005 and December 25, 2004. In support of these guarantees, we posted a letter of credit of $4 million. We also provided a standby letter of credit of $18 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $84 million at June 11, 2005.

Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to refranchising loss (gain). New loans have not been added to either loan pool in the year to date ended June 11, 2005.

We had guaranteed certain lines of credit and loans of unconsolidated affiliates totaling $34 million at December 25, 2004. There were no such guarantees outstanding at June 11, 2005. Our unconsolidated affiliates had total revenues of approximately $772 million for the year to date ended June 11, 2005, and assets and debt of approximately $840 million and $32 million, respectively, at June 11, 2005.

We have also guaranteed certain lines of credit, loans and letters of credit of third parties totaling $2 million and $9 million at June 11, 2005 and December 25, 2004, respectively. If all such lines of credit and letters of credit were fully drawn down, the maximum contingent liability under these arrangements would be approximately $20 million and $26 million as of June 11, 2005 and December 25, 2004, respectively.

We have varying levels of recourse provisions and collateral that mitigate the risk of loss related to our guarantees of these financial arrangements of our unconsolidated affiliates and other third parties. Accordingly, our recorded liability as of June 11, 2005 and December 25, 2004 is not significant.

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

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive at the higher of target for the current year or actual for the preceding year, a proportionate bonus at the higher of target or actual performance earned through the date of termination, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of June 11, 2005, payments of approximately $34 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We provide reserves for such claims and contingencies when payment is probable and estimable in accordance with SFAS No. 5 “Accounting for Contingencies”.

On August 13, 2003, a class action lawsuit against Pizza Hut, Inc., entitled Coldiron v. Pizza Hut, Inc., was filed in the United States District Court, Central District of California. Plaintiff alleges that she and other current and former Pizza Hut Restaurant General Managers (“RGM’s”) were improperly classified as exempt employees under the U.S. Fair Labor Standards Act (“FLSA”). There is also a pendent state law claim, alleging that current and former RGM’s in California were misclassified under that state’s law. Plaintiff seeks unpaid overtime wages and penalties. On May 5, 2004, the District Court granted conditional certification of a nationwide class of RGM’s under the FLSA claim, providing notice to prospective class members and an opportunity to join the class. Approximately 12 percent of the eligible class members have joined the litigation as of June 29, 2005 (although a number were later stricken by the District Court as described below). Once class certification discovery is completed, Pizza Hut intends to challenge the propriety of conditional class certification. On July 20, 2004, the District Court granted summary judgment on Ms. Coldiron’s individual FLSA claim. Pizza Hut believes that the District Court’s summary judgment ruling in favor of Ms. Coldiron is clearly erroneous under well-established legal precedent. Ms. Coldiron also filed a motion to certify an additional class of current and former California RGM’s under California state law, a motion for summary judgment on her individual state law claims and a motion requesting that the District Court enter summary judgment on the damages that FLSA class members would be due upon successful prosecution of the class-wide litigation. Pizza Hut opposed all three motions. On April 1, 2005, the District Court issued an order granting Ms. Coldiron’s motion to certify a California state law class. On April 15, 2005, Pizza Hut filed a petition for review of that order by the United States Court of Appeals for the Ninth Circuit. On May 5, 2005, the District Court sua sponte filed an order extending the opt-in cut-off date in the FLSA action until September 1, 2005. On May 13, 2005, the District Court sua sponte amended its April 1, 2005 order to identify the California class claims and appoint class counsel. On May 27, 2005, Pizza Hut filed a petition for review of the amended order by the Ninth Circuit. The Ninth Circuit has not yet ruled on either petition. On June 30, 2005, the District Court granted Pizza Hut’s motion to strike all FLSA class members who joined the litigation after July 15, 2004. The effect of this order is to reduce the number of FLSA class members to only approximately 87 (or approximately 2.5% of the eligible class members).

We continue to believe that Pizza Hut has properly classified its RGM’s as exempt under the FLSA and California law and accordingly intend to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case, and any potential litigation loss from the outcome of the case, cannot be predicted at this time.

On December 17, 2002, Taco Bell was named as the defendant in a class action lawsuit filed in the United States District Court for the Northern District of California entitled Moeller, et al. v. Taco Bell Corp. On August 4, 2003, plaintiffs filed an amended compliant that alleges, among other things, that Taco Bell has discriminated against the class of people who use wheelchairs or scooters for mobility by failing to make its approximately 220 company-owned restaurants in California (the “California Restaurants”) accessible to the class. Plaintiffs contend that queue rails and other architectural and structural elements of the Taco Bell restaurants relating to the path of travel and use of the facilities by persons with mobility-related disabilities (including parking spaces, ramps, counters, restroom facilities and seating) do not comply with the U.S. Americans with Disabilities Act (the “ADA”), the Unruh Civil Rights Act (the “Unruh Act”), and the California Disabled Persons Act (the “CDPA”). Plaintiffs have requested: (a) an injunction from the District Court ordering Taco Bell to comply with the ADA and its implementing regulations; (b) that the District Court declare Taco Bell in violation of the ADA, the Unruh Act, and the CDPA; and (c) monetary relief under the Unruh Act or CDPA. Plaintiffs, on behalf of the class, are seeking the minimum statutory damages per offense of either $4,000 under the Unruh Act or $1,000 under the CDPA for each aggrieved member of the class. Plaintiffs contend that there may be in excess of 100,000 individuals in the class. For themselves, the four named plaintiffs have claimed aggregate minimum statutory damages of no less than $16,000, but are expected to claim greater amounts based on the number of Taco Bell outlets they visited at which they claim to have suffered discrimination.

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

Taco Bell has denied liability and intends to vigorously defend against all claims in this lawsuit. Although this lawsuit is at an early stage in the proceedings, it is likely that certain of the California Restaurants will be determined to be not fully compliant with accessibility laws and that Taco Bell will be required to take certain steps to make those restaurants fully compliant. However, at this time, it is not possible to estimate with reasonable certainty the potential costs to bring any non compliant California Restaurants into compliance with applicable state and federal disability access laws. Nor is it possible at this time to reasonably estimate the probability or amount of liability for monetary damages on a class wide basis to Taco Bell.

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

In view of the jury verdict and subsequent District Court ruling, we recorded a charge of $42 million in 2003. We appealed the verdict to the Sixth Circuit Court of Appeals and interest continued to accrue during the appeal process. Prior to a ruling from the Sixth Circuit Court of Appeals, we settled this matter with the

Wrench plaintiffs on January 15, 2005. Concurrent with the settlement with the plaintiffs, we also settled the matter with certain of our insurance carriers. As a result of these settlements, reversals of previously recorded expense of $14 million were recorded in the year ended December 25, 2004. We paid the settlement amount to the plaintiffs and received the insurance recovery during the first quarter of 2005.

We intend to seek additional recoveries from our other insurance carriers during the periods in question. We also filed suit against Taco Bell’s former advertising agency in the United States District Court for the Central District of California seeking reimbursement for the settlement amount as well as any costs that we have incurred in defending this matter. The District Court has issued a minute order granting defendant’s motion for summary judgment but has requested submissions from the defendant for its review before issuing a final order. We believe that a grant by the District Court of this summary judgment motion would be erroneous under the law. We will evaluate our options once a final order has been issued. Any additional recoveries will be recorded as they are realized.

Obligations to PepsiCo, Inc. After Spin-off

In connection with our October 6, 1997 spin-off from PepsiCo, Inc. (“PepsiCo”) (the “Spin-off”), we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

Under the terms of these agreements, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of June 11, 2005, PepsiCo remains liable for approximately $29 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common tax audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through June 11, 2005, there have not been any determinations made by PepsiCo where we would have reached a different determination.

15.	Subsequent Event

Our KFC business in mainland China has been negatively impacted by the interruption of product offerings and negative publicity associated with a supplier ingredient issue experienced in late March, 2005. Subsequent to the end of our China Division’s second quarter, we entered into an agreement with the supplier of the ingredient for partial recovery of our losses. As a result of the agreement, we expect to recognize approximately $13 million in operating profit in the quarter ended September 3, 2005 related to this recovery with possible additional, lesser amounts recognized in the quarter ended December 31, 2005 or March 25, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively “the Concepts”) and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. YUM is the second largest QSR company outside the U.S. with 13,257 units. Our business consists of three operating segments: United States, the International Division and the China Division. The China Division includes mainland China (“China”), Thailand and KFC Taiwan and the International Division includes the remainder of our international operations.

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

Significant Known Events, Trends or Uncertainties Expected to Impact 2005 Comparisons with 2004

The following factors impacted comparability of operating performance for the quarter and/or year to date ended June 11, 2005 or could impact comparisons for the remainder of 2005. Certain of these factors were previously discussed in our 2004 Form 10-K.

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

On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS 123R to require implementation at the beginning of the first fiscal year beginning after June 15, 2005 (the year beginning January 1, 2006 for the Company). Early adoption of SFAS 123R is permissible. We are currently considering whether to adopt SFAS 123R in the quarter ended December 31, 2005 or the quarter ended March 25, 2006. We are also in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, we will determine the transition method to use and the impact any change in valuation models might have.

See Note 4.

International Reporting Changes

In 2005, we began reporting information for our international business in two separate operating segments as a result of changes to our management reporting structure. The China Division includes mainland China (“China”), Thailand and KFC Taiwan, and the International Division includes the remainder of our international operations. While this reporting change did not impact our consolidated results, segment information for previous periods has been restated to be consistent with the current period presentation.

Beginning in 2005, we also changed the China business reporting calendar to more closely align the timing of the reporting of its results of operations with our U.S. business. Previously our China business, like the rest of our international businesses, closed one month (or one period for certain of our international businesses) earlier than YUM’s period end date to facilitate consolidated reporting. To maintain comparability of our consolidated results of operations, amounts related to our China business for December 2004 have not been reflected in our Condensed Consolidated Statements of Income and net income of the China business of $6 million for the one month period ending December 31, 2004 was recognized as an adjustment directly to consolidated retained earnings in the year to date ended June 11, 2005. Our consolidated results of operations for the quarter and year to date ended June 11, 2005 include the results of operations of the China business for the months of March, 2005 through May, 2005 and January, 2005 through May, 2005, respectively, and the months to be included in future quarterly reporting periods will begin one month later than in previous years. Our consolidated results of operations for the quarter and year to date ended June 12, 2004 continue to include the results of operations of the China business for the months of February, 2004 through April, 2004 and December, 2003 through April, 2004, respectively, as previously reported.

See Note 1.

Mainland China Supplier Ingredient Issue

Our KFC business in mainland China has been negatively impacted by the interruption of product offerings and negative publicity associated with a supplier ingredient issue experienced in late March, 2005 (Period 4, the first period of our China Division’s second quarter). An ingredient was included in a limited number of products that necessitated temporarily withdrawing those products from restaurants in that market. The supplier issue was resolved and the products were returned to the menu. Sales at our Pizza Hut restaurants in mainland China were not impacted. As a result of this issue, system sales in our China Division were up 12 % in the quarter ended June 11, 2005 excluding the impact of foreign currency translation versus our ongoing target of at least 22% growth. Operating profit for the quarter ended June 11, 2005 for the China Division was $25 million, a decrease of 30% from the quarter ended June 12, 2004.

For the remainder of the year, sales trends are expected to steadily improve from the low point in Period 4. We currently expect full year China Division system sales and revenue growth of 10% to 15%, excluding the impact of foreign currency conversion, and restaurant margins of approximately 17% to 18%. Operating profit for the balance of the year is expected to show growth versus the prior year. Operating profit will be positively impacted by a partial financial recovery from our mainland China supplier of the ingredient. We anticipate that operating profit in the quarter ended September 3, 2005 will reflect approximately $13 million related to this recovery, with possible additional, lesser amounts recognized in the quarter ended December 31, 2005 or March 25, 2006.

Extra Week in 2005

Our fiscal calendar results in a fifty-third week every five or six years. Fiscal year 2005 includes a fifty-third week in the fourth quarter for the majority of our U.S. businesses as well as our international businesses that report on a period, as opposed to a monthly, basis. In the U.S., we anticipate permanently accelerating the timing of the KFC business closing by one week in December 2005, and thus, there will be no fifty-third week benefit for this business in 2005. We estimate the fifty-third week will increase revenues and operating profit in 2005 by approximately $80 million and $15 million, respectively. While the impact of the fifty-third week adds a potential incremental benefit of $0.04 to diluted earnings per share, we believe this benefit will be offset by expense associated with asset actions.

Sale of Puerto Rico Business

Our Puerto Rico business was sold on October 4, 2004 for an amount approximating its then carrying value. Company sales and restaurant profit decreased $44 million and $8 million, respectively, franchise fees increased $3 million and general and administrative expenses decreased $3 million for the quarter ended June 11, 2005 as compared to the quarter ended June 12, 2004. Company sales and restaurant profit decreased $87 million and $16 million, respectively, franchise fees increased $5 million and general and administrative expenses decreased $5 million for the year to date ended June 11, 2005 as compared to the year to date ended June 12, 2004.

Commodity Inflation

The increased cost of certain commodities negatively impacted our U.S. margins for the quarter and year to date ended June 11, 2005. Higher commodity costs, particularly in meat prices, negatively impacted U.S. restaurant margins as a percentage of sales by approximately 20 and 110 basis points for the quarter and year to date ended June 11, 2005, respectively, as compared to the quarter and year to date ended June 12, 2004. We currently anticipate that commodity cost pressure will lessen during the remainder of 2005.

Sale of an Investment in Unconsolidated Affiliate

During the quarter ended June 11, 2005, we sold our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity, principally for cash. Concurrent with the sale, our former partner completed an initial public offering (“IPO”) of the majority of the stock it then owned in the entity. We previously accounted for our investment in this entity using the equity method. Subsequent to the IPO, the new publicly held entity, in which YUM has no ownership interest, is a franchisee as was the entity in which we previously held a fifty percent interest.

This transaction generated a one-time gain of approximately $17 million for YUM as cash proceeds (net of expenses) of approximately $25 million from the sale of our interest in the entity exceeded our recorded investment in this unconsolidated affiliate. As with our equity income from investments in unconsolidated affiliates, the approximate $17 million gain was recorded in Other income (expense) in our Condensed Consolidated Statement of Income for the quarter and year to date ended June 11, 2005.

The transaction is not expected to have a significant impact on the Company’s future results of operations. However, as a result of having completed the transaction and recording the related gain, the Company may pursue additional facility actions in other markets in the second half of the year which may increase facility actions expense.

Income Tax Impact of Repatriating Qualified Foreign Earnings

The American Jobs Creation Act of 2004 (the “Act”), which became law on October 22, 2004, allows a dividends received deduction of 85% of repatriated qualified foreign earnings in fiscal year 2005. We recorded $6 million in income tax expense during the quarter ended December 25, 2004 as a result of our then determination to repatriate approximately $110 million in 2005 which will be eligible for the Act’s dividends received deduction. In accordance with FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004,” we continued to evaluate in 2005 whether we would repatriate other undistributed earnings from foreign investments as a result of the Act. During the quarter ended June 11, 2005, we determined that we will repatriate additional qualified foreign earnings of approximately $390 million in fiscal year 2005 which will be eligible for the Act’s dividend received deduction (for a total repatriation of qualified earnings of approximately $500 million). As a result of this determination, approximately $19 million of additional tax expense will be recognized in fiscal 2005, $8 million of which was recognized in the quarter and year to date ended June 11, 2005. No additional amounts beyond the approximately $500 million as discussed above are eligible for the Act’s dividend received deduction.

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

The following table summarizes our refranchising activities:

	Quarter		Year to date
	6/11/05	6/12/04	6/11/05	6/12/04

Number of units refranchised	127	11	141	14
Refranchising proceeds, pre-tax	$ 37	$ 6	$ 41	$ 8
Refranchising net (gains) losses, pre-tax	$ (13)	$ 3	$ (11)	$ 11

In addition to our refranchising program, from time to time we close restaurants that are poor performing, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit (collectively “store closures”).

The following table summarizes Company store closure activities:

	Quarter		Year to date
	6/11/05	6/12/04	6/11/05	6/12/04

Number of units closed	44	116	87	185
Store closure costs	$ (1)	$ (5)	$ 3	$ (5)

The income in store closure costs for the quarter to date ended June 11, 2005 and the quarter and year to date ended June 12, 2004 is primarily the result of gains from the sale of properties on which we previously operated restaurants.

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2004 and were no longer operated by us as of June 11, 2005. The amounts do not include results from new restaurants that we opened in connection with a relocation of an existing unit or any incremental impact upon consolidation of two or more of our existing units into a single unit.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

Quarter ended 6/11/05
	U.S.	International Division	China Division	Worldwide

Decreased sales	$ (45)	$ (60)	$ (4)	$ (109)
Increased franchise fees	2	3	-	5

Decrease in total revenues	$ (43)	$ (57)	$ (4)	$ (104)

Year to date ended 6/11/05
	U.S.	International Division	China Division	Worldwide
Decreased sales	$ (90)	$ (117)	$ (7)	$ (214)
Increased franchise fees	3	6	-	9

Decrease in total revenues	$ (87)	$ (111)	$ (7)	$ (205)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	Quarter ended 6/11/05
	U.S.	International Division	China Division	Worldwide

Decreased restaurant profit	$ (4)	$ (7)	$ (1)	$ (12)
Increased franchise fees	2	3	-	5
Decreased general and
administrative expenses	-	3	-	3

Decrease in operating profit	$ (2)	$ (1)	$ (1)	$ (4)

	Year to date ended 6/11/05
	U.S.	International Division	China Division	Worldwide

Decreased restaurant profit	$ (8)	$ (17)	$ (1)	$ (26)
Increased franchise fees	3	6	-	9
Decreased general and
administrative expenses	-	5	-	5

Decrease in operating profit	$ (5)	$ (6)	$ (1)	$ (12)

Results of Operations

	Quarter				Year to date
	6/11/05	6/12/04	% B/(W)		6/11/05	6/12/04	% B/(W)

Company sales	$ 1,902	$ 1,846	3		$ 3,712	$ 3,593	3
Franchise and license fees	251	231	9		495	454	9

Revenues	$ 2,153	$ 2,077	4		$ 4,207	$ 4,047	4

Company restaurant profit	$ 268	$ 270	-		$ 530	$ 526	1

% of Company sales	14.1%	14.6%	(0.5)	ppts.	14.3%	14.7%	(0.4)	ppts.

Operating profit	$ 274	$ 275	-		$ 538	$ 518	4
Interest expense, net	30	32	10		58	67	14
Income tax provision	57	65	11		132	131	(1)

Net income	$ 187	$ 178	6		$ 348	$ 320	9

Diluted earnings per share(a)	$ 0.62	$0.58	6		$ 1.15	$ 1.05	10

(a)	See Note 5 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees

Beginning of year	7,759	1,664	21,859	31,282
New builds	170	59	298	527
Acquisitions	-	-	-	-
Refranchising	(141)	(135)	274	(2)
Closures	(87)	(20)	(264)	(371)
Other	(16)	-	14	(2)

End of quarter	7,685	1,568	22,181	31,434

% of Total	24%	5%	71%	100%

The above totals exclude 2,345 licensed units at both June 11, 2005 and December 25, 2004.

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees

Beginning of year	4,989	-	13,482	18,471
New builds	32	-	100	132
Acquisitions	-	-	-	-
Refranchising	(83)	-	81	(2)
Closures	(62)	-	(160)	(222)
Other	(10)	-	5	(5)

End of quarter	4,866	-	13,508	18,374

% of Total	26%	-	74%	100%

The above totals exclude 2,148 and 2,139 licensed units at June 11, 2005 and December 25, 2004, respectively.

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees

Beginning of year	1,504	1,204	8,179	10,887
New builds	14	20	193	227
Acquisitions	-	-	-	-
Refranchising	(58)	(135)	193	-
Closures	(15)	(16)	(104)	(135)
Other	(6)	-	5	(1)

End of quarter	1,439	1,073	8,466	10,978

% of Total	13%	10%	77%	100%

The above totals exclude 197 and 206 licensed units at June 11, 2005 and December 25, 2004, respectively.

China Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees

Beginning of year	1,266	460	198	1,924
New builds	124	39	5	168
Acquisitions	-	-	-	-
Refranchising	-	-	-	-
Closures	(10)	(4)	-	(14)
Other	-	-	4	4

End of quarter	1,380	495	207	2,082

% of Total	66%	24%	10%	100%

Beginning of the year balances have been adjusted to include December activity in mainland China due to the change in its reporting calendar. The net change was an addition of 16, 2, 1 and 19 units for company, unconsolidated affiliates, franchisees and total excluding licensees, respectively. There are no licensed units in the China Division.

Multibrand restaurants are included in the totals above. Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count. Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count. Franchise unit counts below include both franchisee and unconsolidated affiliate multibrand units. Following are multibrand restaurant totals at June 11, 2005 and December 25, 2004:

6/11/05	Company	Franchise	Total

United States	1,523	1,290	2,813
International Division	22	163	185

Worldwide	1,545	1,453	2,998

12/25/04	Company	Franchise	Total

United States	1,391	1,250	2,641
International Division	25	155	180
China Division	3	-	3

Worldwide	1,419	1,405	2,824

For the year to date ended June 11, 2005, Company and franchise multibrand unit gross additions were 160 and 69, respectively.

System Sales Growth

Quarter	Increase		Increase excluding currency translation
	6/11/05	6/12/04	6/11/05		6/12/04

United States	4%	3%	N/	A	N/	A
International Division	11%	15%	6%		6%
China Division	13%	17%	12%		16%
Worldwide	7%	8%	5%		5%

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

Worldwide system sales growth was driven by new unit development and same store sales growth, partially offset by store closures.

U.S. system sales growth was driven by same store sales growth and new unit development, partially offset by store closures.

International Division system sales growth was driven by new unit development and same store sales growth, partially offset by store closures.

China Division system sales growth was driven by new unit development, partially offset by same store sales declines.

Year to date	Increase		Increase excluding currency translation
	6/11/05	6/12/04	6/11/05		6/12/04

United States	4%	4%	N/	A	N/	A
International Division	11%	15%	7%		5%
China Division	16%	23%	16%		22%
Worldwide	7%	8%	5%		5%

Worldwide system sales growth was driven by new unit development and same store sales growth, partially offset by store closures.

U.S. system sales growth was driven by same store sales growth and new unit development, partially offset by store closures.

International Division system sales growth was driven by new unit development and same store sales growth, partially offset by store closures.

China Division system sales growth was driven by new unit development, partially offset by same store sales declines.

Revenues

Quarter	Amount		% Increase/	% Increase/ (Decrease) excluding currency
	6/11/05	6/12/04	(Decrease)	translation

Company sales
United States	$1,240	$1,208	3	N/A
International Division	394	409	(4)	(9)
China Division	268	229	17	16

Worldwide	1,902	1,846	3	2
Franchise and license fees
United States	145	141	3	N/A
International Division	98	82	19	13
China Division	8	8	5	5

Worldwide	251	231	9	7
Total revenues
United States	1,385	1,349	3	N/A
International Division	492	491	-	(6)
China Division	276	237	16	15

Worldwide	$2,153	$2,077	4	2

The increase in Worldwide Company sales was driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

The increase in Worldwide franchise and license fees was driven by new unit development, refranchising, same store sales growth and royalty rate increases, partially offset by store closures.

The increase in U.S. Company sales was driven by same store sales growth and new unit development, partially offset by refranchising and store closures.

U.S. same store sales include only Company restaurants that have been open one year or more. U.S. blended same store sales include KFC, Pizza Hut and Taco Bell Company-owned restaurants only. U.S. same store sales for Long John Silver’s and A&W restaurants are not included. Following are the same store sales growth results by brand:

	Quarter ended 6/11/05
	Same Store Sales	Transactions	Average Guest Check

KFC	8%	8%	-
Pizza Hut	2%	(2)%	4%
Taco Bell	5%	3%	2%

U.S. blended Company same store sales increased 5% due to increases in transactions and average guest check.

The increase in U.S. franchise and license fees was driven by same store sales growth, new unit development and refranchising, partially offset by store closures.

The decrease in International Division Company sales was driven by refranchising (primarily our Puerto Rico business), partially offset by new unit development.

The increase in International Division franchise and license fees was driven by new unit development, refranchising (primarily our Puerto Rico business), royalty rate increases and same store sales growth.

The increase in China Division Company sales was driven by new unit development, partially offset by same store sales declines.

China Division franchise and license fees were basically flat. Increases due to new unit development were largely offset by same store sales declines.

Year to date	Amount		% Increase/	% Increase/ (Decrease) excluding currency
	6/11/05	6/12/04	(Decrease)	translation

Company sales
United States	$2,439	$2,374	3	N/A
International Division	778	809	(4)	(9)
China Division	495	410	21	20

Worldwide	3,712	3,593	3	2
Franchise and license fees
United States	281	272	3	N/A
International Division	198	167	18	13
China Division	16	15	14	13

Worldwide	495	454	9	7
Total revenues
United States	2,720	2,646	3	N/A
International Division	976	976	-	(5)
China Division	511	425	20	20

Worldwide	$4,207	$4,047	4	3

The increase in Worldwide Company sales was driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

The increase in Worldwide franchise and license fees was driven by new unit development, same store sales growth, refranchising and royalty rate increases, partially offset by store closures.

The increase in U.S. Company sales was driven by same store sales growth and new unit development, partially offset by refranchising and store closures. Following are the same store sales growth results by brand:

	Year to date ended 6/11/05
	Same Store Sales	Transactions	Average Guest Check

KFC	6%	6%	-
Pizza Hut	2%	(2)%	4%
Taco Bell	5%	2%	3%

U.S. blended Company same store sales increased 4% due to increases in transactions and average guest check.

The increase in U.S. franchise and license fees was driven by same store sales growth, new unit development and refranchising, partially offset by store closures.

The decrease in International Division Company sales was driven by refranchising (primarily our Puerto Rico business), partially offset by new unit development.

The increase in International Division franchise and license fees was driven by new unit development, refranchising (primarily our Puerto Rico business), same store sales growth and royalty rate increases.

The increase in China Division Company sales was primarily driven by new unit development.

The increase in China Division franchise and license fees was primarily driven by new unit development, partially offset by same store sales declines.

Company Restaurant Margins

Quarter ended 6/11/05	United States	International Division	China Division	Worldwide

Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.2	32.6	36.4	31.6
Payroll and employee benefits	29.7	24.4	14.5	26.5
Occupancy and other operating
expenses	25.5	30.1	35.2	27.8

Company restaurant margin	14.6%	12.9%	13.9%	14.1%

Quarter ended 6/12/04	United States	International Division	China Division	Worldwide

Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.2	33.6	37.7	31.9
Payroll and employee benefits	30.3	24.1	11.8	26.7
Occupancy and other operating
expenses	24.8	29.2	33.3	26.8

Company restaurant margin	14.7%	13.1%	17.2%	14.6%

The decrease in U.S. restaurant margins as a percentage of sales was driven by higher occupancy and other costs and higher food and paper costs, partially offset by the impact of same store sales growth on restaurant margin. Higher occupancy and other costs were driven by increases in utility costs, advertising costs and depreciation and amortization expense.

The decrease in International Division restaurant margins as a percentage of sales was primarily driven by a 54 basis point unfavorable impact of refranchising our restaurants in Puerto Rico. Also contributing to the decrease were higher occupancy and other costs and labor costs, partially offset by the impact of same store sales growth on restaurant margin.

The decrease in China Division restaurant margins as a percentage of sales was driven by the impact on restaurant margin of same store sales declines resulting from the mainland China supplier ingredient issue, higher labor costs and the lower margins associated with new units during the initial periods of operation. These decreases were partially offset by the impact on restaurant margin of same store sales growth at KFC Taiwan.

Year to date ended 6/11/05	United States	International Division	China Division	Worldwide

Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.2	32.9	36.5	31.6
Payroll and employee benefits	30.1	24.1	13.3	26.6
Occupancy and other operating
expenses	25.7	30.1	32.1	27.5

Company restaurant margin	14.0%	12.9%	18.1%	14.3%

Year to date ended 6/12/04	United States	International Division	China Division	Worldwide

Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.4	33.9	37.9	31.4
Payroll and employee benefits	30.9	23.9	11.3	27.0
Occupancy and other operating
expenses	25.4	29.0	31.4	26.9

Company restaurant margin	14.3%	13.2%	19.4%	14.7%

The decrease in U.S. restaurant margins as a percentage of sales was driven by higher food and paper costs and higher occupancy and other costs, partially offset by the impact of same store sales growth on restaurant margin. Higher food and paper costs were driven by increased commodity costs (principally meats). Higher occupancy and other costs were driven by increases in utility costs, advertising costs and depreciation and amortization expense.

The decrease in International Division restaurant margins as a percentage of sales was primarily driven by a 62 basis point unfavorable impact of refranchising our restaurants in Puerto Rico. Also contributing to the decrease were higher occupancy and other costs and labor costs, partially offset by the impact of same store sales growth on restaurant margin and lower food and paper costs (principally due to supply chain savings initiatives).

The decrease in China Division restaurant margins as a percentage of sales was driven by higher labor costs, the impact on restaurant margin of same store sales declines related to the mainland China supplier ingredient issue and the lower margins associated with new units during the initial periods of operation. The decrease was partially offset by the impact of same store sales growth exclusive of the mainland China supplier ingredient issue on restaurant margin and lower food and paper costs (principally due to supply chain savings initiatives).

Worldwide General and Administrative Expenses

General and administrative expenses increased $28 million or 12% in the quarter, including a 1% unfavorable impact from foreign currency translation. The increase in general and administrative expenses was driven by higher litigation related costs including a charge of $10 million for the potential resolution of certain litigation matters. Also contributing to the increase were higher charitable contributions and higher compensation related costs, including amounts associated with investments in strategic initiatives in China and other international growth markets. Such increases were partially offset by reductions associated with operating restaurants which were refranchised in 2004 (primarily the Puerto Rico business).

General and administrative expenses increased $28 million or 6% year to date, including a 1% unfavorable impact from foreign currency translation. The increase in general and administrative expenses was driven by higher litigation related costs (including the aforementioned charge) and higher compensation related costs, including amounts associated with investments in strategic initiatives in China and other international growth markets. Also contributing to the increase was higher charitable contributions. Such increases were partially offset by reductions associated with operating restaurants which were refranchised in 2004 (primarily the Puerto Rico business).

Worldwide Franchise and License Expenses

Franchise and license expenses decreased $2 million or 29% for the quarter and increased $4 million or 45% year to date. The year to date increase was primarily driven by the unfavorable impact of lapping the 2004 reversal of previously established allowances for doubtful accounts upon the completion of financial restructurings by certain Pizza Hut franchisees.

Worldwide Other (Income) Expense

	Quarter		Year to date
	6/11/05	6/12/04	6/11/05	6/12/04

Gain upon sale of investment in unconsolidated affiliate	$ (17)	$ -	$ (17)	$ -
Equity income from investments in unconsolidated affiliates	(8)	(10)	(23)	(22)
Foreign exchange net (gain) loss	-	-	1	-

Other (income) expense	$ (25)	$ (10)	$ (39)	$ (22)

Other income increased $15 million in the quarter and $17 million year to date. The increase was driven by the $17 million gain associated with the sale of our investment in our Poland/Czech Republic unconsolidated affiliate during the quarter ended June 11, 2005.

Worldwide Facility Actions

We recorded a net loss from facility actions of $4 million and $10 million for the quarters ended June 11, 2005 and June 12, 2004, respectively. We recorded a net loss from facility actions of $15 million and $19 million for the years to date ended June 11, 2005 and June 12, 2004, respectively. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 7 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter			Year to date
	6/11/05	6/12/04	% B/(W)	6/11/05	6/12/04	% B/(W)

United States	$ 190	$ 199	(4)	$ 352	$ 371	(5)
International Division	90	74	22	184	162	14
China Division	25	35	(30)	78	77	-
Unallocated and corporate expenses	(61)	(44)	(38)	(103)	(92)	(12)
Unallocated other income (expense)	17	-	NM	16	(3)	NM
Unallocated facility actions	13	(3)	NM	11	(11)	NM
Wrench litigation	-	-	-	-	-	-
AmeriServe and other (charges)
credits	-	14	NM	-	14	NM

Operating profit	$ 274	$ 275	-	$ 538	$ 518	4

Unallocated and corporate expenses comprise general and administrative expenses and unallocated facility actions comprise refranchising gains (losses), neither of which are allocated to the U.S., International Division or China Division segments for performance reporting purposes. Unallocated other income (expense) in the quarter and year to date ended June 11, 2005 primarily comprises the gain on the sale of our investment in our Poland/Czech Republic unconsolidated affiliate which we did not allocate to the International Division for performance reporting purposes.

Quarter

The decrease in U.S. operating profit was driven by higher impairment charges related to our long-lived assets and higher general and administrative costs. The impact of same store sales growth on restaurant profit was largely offset by higher occupancy and other costs as well as higher food and paper costs.

Excluding the favorable impact from foreign currency translation, International Division operating profit increased 16%. The increase in International Division operating profit was driven by the impact of same store sales growth on restaurant profit and the impact of new unit development on franchise fees and restaurant profit. The increase was partially offset by the impact on restaurant profit of higher occupancy and other costs and the impact on operating profit of refranchising our restaurants in Puerto Rico.

Excluding the favorable impact from foreign currency translation, China Division operating profit decreased 31%. The decrease in China Division operating profit was driven by the impact on operating profit of the mainland China supplier ingredient issue and higher general and administrative costs. The decrease was partially offset by the impact on restaurant profit of same store sales growth related primarily to KFC Taiwan and the impact on restaurant profit of new unit development.

Year to date

The decrease in U.S. operating profit was driven by higher impairment charges related to our long-lived assets. The impact of same store sales growth on restaurant profit was largely offset by higher commodity costs as well as higher occupancy and other costs.

Excluding the favorable impact from foreign currency translation, International Division operating profit increased 9%. The increase in International Division operating profit was driven by the impact of same store sales growth on restaurant profit and franchise and license fees as well as the impact of new unit development on franchise and license fees and restaurant profit. The increase was partially offset by the impact on restaurant profit of higher occupancy and other costs and the impact on operating profit of refranchising our restaurants in Puerto Rico.

China Division operating profit was basically flat as the impact of new unit development on restaurant profit and franchise and license fees was offset by the impact on operating profit of the mainland China ingredient issue.

Interest Expense, Net

	Quarter			Year to date
	6/11/05	6/12/04	% B/(W)	6/11/05	6/12/04	% B/(W)

Interest expense	$ 33	$ 36	7	$ 66	$ 74	11
Interest income	(3)	(4)	19	(8)	(7)	24

Interest expense, net	$ 30	$ 32	10	$ 58	$ 67	14

Interest expense decreased $3 million or 7% in the quarter and $8 million or 11% year to date. The decreases were primarily driven by a decrease in our average interest rates primarily attributable to the pay-variable interest rate swaps entered into during the quarter ended June 12, 2004.

Income Taxes

	Quarter		Year to date
	6/11/05	6/12/04	6/11/05	6/12/04

Income taxes	$ 57	$ 65	$ 132	$ 131
Tax rate	23.6%	26.8%	27.5%	29.1%

Our tax rate for the quarter was favorably impacted by the reversal of reserves during the quarter ended June 11, 2005 associated with audits that were settled as well as the impact on the full year effective tax rate of the recognition of certain foreign tax credits that we were able to substantiate during the quarter ended March 19, 2005. The tax rate for the quarter was unfavorably impacted by tax provided on foreign earnings we now expect to repatriate in 2005.

Our tax rate for the year to date was favorably impacted by the recognition of certain foreign tax credits that we were able to substantiate during the year as well as the impact of year over year valuation allowance adjustments, including the lapping of valuation allowances established in the prior year. The tax rate for the year to date was unfavorably impacted by tax provided on foreign earnings we now expect to repatriate in 2005.

Consolidated Cash Flows

Net cash provided by operating activities was $605 million compared to $390 million in 2004. The increase was primarily driven by lower income tax payments in 2005.

Net cash used in investing activities was $140 million versus $198 million in 2004. The decrease was driven by higher proceeds from the refranchising of restaurants and the sale of our investment in our Poland/Czech Republic unconsolidated affiliate in 2005.

Net cash used in financing activities was $444 million versus $199 million in 2004. The increase was driven by higher share repurchases and dividend payments in 2005.

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

During the quarter and year to date ended June 11, 2005, we paid cash dividends of $29 million and $58 million, respectively. Additionally, on May 19, 2005, our Board of Directors approved a cash dividend of $0.115 per share of common stock to be distributed on August 5, 2005 to shareholders of record at the close of business on July 15, 2005. The Company is targeting an annual payout ratio of 15% to 20% of net income.

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in September 2009. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. We were in compliance with all debt covenants at June 11, 2005.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit. At June 11, 2005, our unused Credit Facility totaled $739 million, net of outstanding letters of credit of $196 million. There were borrowings of $65 million outstanding under the Credit Facility at June 11, 2005. The interest rate for borrowings under the Credit Facility ranges from 0.35% to 1.625% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.20% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

Amounts outstanding under Senior Unsecured Notes were $1.5 billion at June 11, 2005. During the quarter ended June 11, 2005, we began classifying $200 million in Senior Unsecured Notes as short-term borrowings due to their April 2006 maturity date. The remaining $1.3 billion in Senior Unsecured Notes comprise the majority of our long-term debt.

We estimate that in 2005 capital spending, including acquisitions of our restaurants from franchisees, will be approximately $720 million. We also estimate that in 2005 refranchising proceeds, prior to taxes, will be approximately $100 million, employee stock options proceeds, prior to taxes, will be approximately $150 million and sales of property, plant and equipment will be approximately $80 million. In May 2005, the Board of Directors authorized a new share repurchase program for up to $500 million of the Company’s outstanding common stock (excluding applicable transaction fees) to be purchased through May 2006. At June 11, 2005 we had purchased no shares under this program. Additionally, we had remaining capacity at June 11, 2005 to repurchase up to $36 million of our outstanding common stock (excluding applicable transaction fees) under our share repurchase program authorized in January 2005.

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

At June 11, 2005 and December 25, 2004, a hypothetical 100 basis point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of approximately $7 million and $6 million, respectively, in annual income before income taxes. The estimated reductions are based upon our current level of variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at June 11, 2005 and December 25, 2004 would decrease approximately $43 million and $51 million, respectively. The fair value of our Senior Unsecured Notes at June 11, 2005 and December 25, 2004 would decrease approximately $70 million and $76 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International Division and China Division operating profit together constitute approximately 43% of our year to date operating profit, excluding unallocated and corporate expenses. In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.6 billion as of June 11, 2005. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific, the Americas and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows. For the year to date ended June 11, 2005, operating profit would have decreased $29 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts entered into by the Company that were outstanding at June 11, 2005 and December 25, 2004, did not significantly impact our financial position, results of operations or cash flows.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 11, 2005.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
YUM! Brands, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of June 11, 2005 and the related Condensed Consolidated Statements of Income for the twelve and twenty-four weeks ended June 11, 2005 and June 12, 2004 and the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 11, 2005 and June 12, 2004. These interim condensed consolidated financial statements are the responsibility of YUM’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of YUM as of December 25, 2004, and the related Consolidated Statements of Income, Cash Flows and Shareholders’ Equity and Comprehensive Income for the year then ended not presented herein; and in our report dated February 28, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 25, 2004, is fairly presented, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

KPMG LLP
Louisville, Kentucky
July 18, 2005

PART II - Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 11, 2005 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

Period 4
3/20/05 - 4/16/05	2,089,100	51.58	2,089,100	301,116,977
Period 5
4/17/05 - 5/14/05	3,311,300	47.96	3,311,300	142,307,377
Period 6
5/15/05 - 6/11/05	2,092,040	50.78	2,092,040	536,083,851

Total	7,492,440	49.75	7,492,440	536,083,851

In May 2005, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through May 2006, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. There have been no repurchases made under this program.

In January 2005, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through January 2006, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended June 11, 2005, all share repurchases were made under this program.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of shareholders was held on May 19, 2005. At the meeting, shareholders:

1)	Approved an amendment to the Company’s Restated Articles of Incorporation to declassify the Board of Directors so that each director will stand for re-election on an annual basis and to provide that directors can be removed with or without cause.

2)	Elected twelve directors to serve until the next Annual Meeting of Shareholders and until their respective successors are duly elected and qualified.

3)	Elected four Class II directors to serve until their terms expire at the 2008 annual meeting of shareholders and elected one Class I director to serve until his term expires at the 2007 annual meeting of shareholders and until their respective successors are duly elected and qualified. This vote was necessary in the event shareholders did not approve the proposed amendment to the Company’s Restated Articles of Incorporation as described in number 1.

4)	Ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ended December 31, 2005.

5)	through 9) Rejected five shareholder proposals.

		For	Against	Abstain

(1)	Amendment to Restated Articles of Incorporation	244,570,049	2,668,405	3,904,480

(2)	Election of Directors	For	Withheld

	David W. Dorman	236,852,229	14,290,705
	Massimo Ferragamo	245,864,136	5,278,798
	J. David Grissom	245,806,156	5,336,778
	Bonnie G. Hill	243,870,355	7,272,579
	Robert Holland, Jr.	245,327,203	5,815,731
	Kenneth G. Langone	244,543,467	6,599,467
	Jonathan S. Linen	236,970,228	14,172,706
	David C. Novak	240,224,620	10,918,314
	Andrall E. Pearson	243,001,051	8,141,883
	Thomas M. Ryan	204,626,735	46,516,199
	Jackie Trujillo	243,301,593	7,841,341
	Robert J. Ulrich	237,166,159	13,976,775

(3)	Election of Class II Directors	For	Withheld

	David W. Dorman	207,497,362	43,645,572
	Massimo Ferragamo	207,567,617	43,575,317
	Thomas M. Ryan	207,553,339	43,589,595
	Robert J. Ulrich	207,559,066	43,583,868

	Election of Class I Director	For	Withheld

	Jonathan S. Linen	207,527,948	43,614,986

		For	Against	Abstain

(4)	Ratification of Independent Auditors	241,849,501	7,421,870	1,871,563

		For	Against	Abstain	Non-Votes

(5)	Shareholder Proposal – Sustainability Report	75,149,000	117,270,243	23,606,308	35,117,383
(6)	Shareholder Proposal – Diversity Report	25,425,581	166,619,645	23,983,776	35,113,932
(7)	Shareholder Proposal – MacBride Principles	27,764,824	161,208,170	27,056,007	35,113,933
(8)	Shareholder Proposal – Genetically Engineered Food Report	14,579,831	177,617,231	23,831,938	35,113,934
(9)	Shareholder Proposal – Animal Welfare Standards Report	16,857,822	175,528,526	23,642,455	35,114,131

Item 6. Exhibits

(a)	Exhibit Index

EXHIBITS

Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants’ Acknowledgement).

Exhibit 31.1	Certification of the Chairman, Chief Executive Officer and President pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chairman, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC. (Registrant)

Date: July 18, 2005	/s/ Ted F. Knopf Senior Vice President of Finance and Corporate Controller (Principal Accounting Officer)

Accountants’ Acknowledgment

The Board of Directors
YUM! Brands, Inc.:

We hereby acknowledge our awareness of the use of our report dated July 18, 2005 included within the Quarterly Report on Form 10-Q of YUM! Brands, Inc. for the twelve and twenty-four weeks ended June 11, 2005, and incorporated by reference in the following Registration Statements:

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
July 18, 2005

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 18, 2005	/s/ David C. Novak Chairman, Chief Executive Officer and President

Exhibit 31.2

CERTIFICATION

I, Richard T. Carucci, certify that:

1.	I have reviewed this report on Form 10-Q of YUM! Brands, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 18, 2005	/s/ Richard T. Carucci Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended June 11, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 18, 2005	/s/ David C. Novak Chairman, Chief Executive Officer and President

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended June 11, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Richard T. Carucci, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 18, 2005	/s/ Richard T. Carucci Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.