Form 10-Q
period 2005-09-03
YUM BRANDS INC
filed 2005-10-12
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 3, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   x  .

     The number of shares outstanding of the Registrant’s Common Stock as of October 6, 2005 was 283,061,945 shares.

YUM! BRANDS, INC.

INDEX

Page No.

Part I. Financial Information

Item 1 - Financial Statements

Condensed Consolidated Statements of Income - Quarters and Years to date ended September	3
3, 2005 and September 4, 2004

Condensed Consolidated Statements of Cash Flows - Years to date ended	4
September 3, 2005 and September 4, 2004

Condensed Consolidated Balance Sheets - September 3, 2005	5
and December 25, 2004

Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations	23

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	40

Item 4 - Controls and Procedures	41

Report of Independent Registered Public Accounting Firm	43

Part II. Other Information and Signatures

Item 1 - Legal Proceedings	44

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6 - Exhibits	45

Signatures	46

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)

	Quarter		Year to date
	9/3/05	9/4/04	9/3/05	9/4/04
Revenues
Company sales	$ 1,975	$ 1,935	$ 5,687	$ 5,528
Franchise and license fees	268	244	763	698

Total revenues	2,243	2,179	6,450	6,226

Costs and expenses, net
Company restaurants
Food and paper	619	618	1,793	1,746
Payroll and employee benefits	499	497	1,486	1,470
Occupancy and other operating expenses	561	525	1,582	1,491

	1,679	1,640	4,861	4,707
General and administrative expenses	252	250	751	721
Franchise and license expenses	12	8	24	16
Facility actions	7	3	22	22
Other (income) expense	(27)	(13)	(66)	(35)
Wrench litigation (income) expense	(2)	-	(2)	-
AmeriServe and other charges (credits)	-	-	-	(14)

Total costs and expenses, net	1,921	1,888	5,590	5,417

Operating Profit	322	291	860	809
Interest expense, net	28	29	86	96

Income Before Income Taxes	294	262	774	713

Income tax provision	80	77	212	208

Net Income	$ 214	$ 185	$ 562	$ 505

Basic Earnings Per Common Share	$ 0.75	$ 0.64	$ 1.95	$ 1.74

Diluted Earnings Per Common Share	$ 0.72	$ 0.61	$ 1.87	$ 1.66

Dividends Declared Per Common Share	$ -	$ -	$ 0.215	$ 0.10

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	Year to date
	9/3/05	9/4/04
Cash Flows - Operating Activities
Net income	$ 562	$ 505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319	302
Facility actions	22	22
Other liabilities and deferred credits	25	(30)
Deferred income taxes	(66)	28
Other non-cash charges and credits, net	(16)	22
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	(22)	(12)
Inventories	7	(5)
Prepaid expenses and other current assets	70	(19)
Accounts payable and other current liabilities	54	27
Income taxes payable	86	(49)

Net change in operating working capital	195	(58)

Net Cash Provided by Operating Activities	1,041	791

Cash Flows - Investing Activities
Capital spending	(362)	(383)
Proceeds from refranchising of restaurants	79	14
Acquisition of restaurants from franchisees	-	(38)
Short-term investments	(32)	(46)
Sales of property, plant and equipment	25	32
Other, net	41	30

Net Cash Used in Investing Activities	(249)	(391)

Cash Flows - Financing Activities
Revolving Credit Facility activity
Three months or less, net	78	-
Repayments of long-term debt	(11)	(9)
Short-term borrowings-three months or less, net	(32)	-
Repurchase shares of common stock	(678)	(294)
Employee stock option proceeds	113	127
Dividends paid on common shares	(91)	(29)

Net Cash Used in Financing Activities	(621)	(205)

Effect of Exchange Rates on Cash and Cash Equivalents	(4)	-

Net Increase in Cash and Cash Equivalents	167	195
Net Increase in Cash and Cash Equivalents of Mainland China for December 2004
	34	-
Cash and Cash Equivalents - Beginning of Period	62	192

Cash and Cash Equivalents - End of Period	$ 263	$ 387

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)

	9/3/05	12/25/04

ASSETS
Current Assets
Cash and cash equivalents	$ 263	$ 62
Short-term investments	89	54
Accounts and notes receivable, less allowance: $22 in 2005 and 2004	227	192
Inventories	74	76
Prepaid expenses and other current assets	81	142
Deferred income taxes	157	156
Advertising cooperative assets, restricted	76	65

Total Current Assets	967	747

Property, plant and equipment, net of accumulated depreciation and amortization
of $2,799 in 2005 and $2,618 in 2004	3,373	3,439
Goodwill	545	553
Intangible assets, net	337	347
Investments in unconsolidated affiliates	190	194
Other assets	462	416

Total Assets	$ 5,874	$ 5,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$ 1,240	$ 1,189
Income taxes payable	136	111
Short-term borrowings	213	11
Advertising cooperative liabilities	76	65

Total Current Liabilities	1,665	1,376

Long-term debt	1,590	1,731
Other liabilities and deferred credits	1,019	994

Total Liabilities	4,274	4,101

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	-	-
Common stock, no par value, 750 shares authorized; 284 shares and 290 shares
issued in 2005 and 2004, respectively	174	659
Retained earnings	1,573	1,067
Accumulated other comprehensive loss	(147)	(131)

Total Shareholders’ Equity	1,600	1,595

Total Liabilities and Shareholders’ Equity	$ 5,874	$ 5,696

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

Beginning in 2005, we also changed the China business reporting calendar to more closely align the timing of the reporting of its results of operations with our U.S. business. Previously our China business, like the rest of our international businesses, closed one month (or one period for certain of our international businesses) earlier than YUM’s period end date to facilitate consolidated reporting. To maintain comparability of our consolidated results of operations, amounts related to our China business for December 2004 have not been reflected in our Condensed Consolidated Statements of Income and net income for the China business for the one month period ended December 31, 2004 was recognized as an adjustment directly to consolidated retained earnings in the year to date ended September 3, 2005. Our consolidated results of operations for the quarter and year to date ended September 3, 2005 include the results of operations of the China business for the months of June, 2005 through August, 2005 and January, 2005 through August, 2005, respectively, and the months to be included in future quarterly reporting periods will begin one month later than in previous years. Our consolidated results of operations for the quarter and year to date ended September 4, 2004 continue to include the results of operations of the China business for the months of May, 2004 through July, 2004 and December, 2003 through July, 2004, respectively, as previously reported.

For the month of December, 2004 the China business had revenues of $79 million and net income of $6 million. As mentioned previously, neither of these amounts is included in our Condensed Consolidated Statement of Income for the year to date ended September 3, 2005 and the net income figure was credited directly to retained earnings in the first quarter of 2005. Net income for the month of December, 2004 was negatively impacted by costs incurred in preparation of opening a significant number of new stores in early 2005 as well as increased advertising expense, all of which was recorded in December’s results of operations. Additionally, the net increase in cash for the China business in December, 2004 has been presented as a single line item on our Condensed Consolidated Statement of Cash Flows for the year to date ended September 3, 2005. The $34 million net increase in cash was primarily attributable to short-term borrowings for working capital purposes, a majority of which were repaid prior to the end of the China business’ first quarter.

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2004 Form 10-K, our financial position as of September 3, 2005, the results of our operations for the quarters and years to date ended September 3, 2005 and September 4, 2004 and cash flows for the years to date ended September 3, 2005 and September 4, 2004. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

	Quarter		Year to date
	9/3/05	9/4/04	9/3/05	9/4/04
Net income, as reported	$ 214	$ 185	$ 562	$ 505
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(8)	(7)	(24)	(25)

Net income, pro forma	$ 206	$ 178	$ 538	$ 480

Basic Earnings per Common Share
As reported	$ 0.75	$ 0.64	$ 1.95	$ 1.74
Pro forma	0.72	0.61	1.87	1.65
Diluted Earnings per Common Share
As reported	$ 0.72	$ 0.61	$ 1.87	$ 1.66
Pro forma	0.69	0.59	1.79	1.58

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

EITF 04-1 was effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004 (the fiscal year beginning December 26, 2004 for the Company). EITF 04-1 applies to acquisitions of restaurants we may make from our franchisees or licensees. We currently attempt to have our franchisees or licensees enter into standard franchise or license agreements for the applicable Concept and/or market when renewing or entering into a new agreement. However, in certain instances franchisees or licensees have existing agreements that possess terms, including royalty rates, that differ from our current standard agreements for the applicable Concept and/or market. We acquired no franchisee or licensee restaurants in the quarter and year to date ended September 3, 2005. However, if in the future we were to acquire restaurants from a franchisee or licensee with such an existing agreement, we would be required to record a settlement gain or loss at the date of acquisition. The amount and timing of any such gains or losses we might record is dependent upon the franchisees or licensees from which we might acquire restaurants and when the restaurants are acquired. Accordingly, any impact cannot be currently determined.

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

We currently intend to adopt SFAS 123R using the modified retrospective application transition method effective September 4, 2005, the beginning of our fourth quarter. As permitted by SFAS 123R, we plan to apply the modified retrospective application transition method to the beginning of the fiscal year of adoption (our fiscal year 2005). As such, upon adoption of SFAS 123R the first three fiscal quarters of 2005 will be adjusted to recognize the compensation cost previously reported in the pro forma footnote disclosures under the provisions of SFAS 123. Compensation cost will be recognized subsequent to the date of adoption of SFAS 123R for all share-based payments granted, modified or settled after the date of adoption. Additionally, for any unvested awards that were granted prior to the date of adoption we will recognize compensation cost subsequent to the date of adoption using the same estimate of the grant-date fair value used to determine the pro forma disclosures under SFAS 123. We currently estimate the adoption of SFAS 123R will decrease diluted earnings per common share in the quarter and year to date ending December 31, 2005 by approximately $0.04 and $0.12, respectively.

Additionally, SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required currently. This requirement will reduce cash flows from operating activities and increase cash flows from financing activities by a similar amount. We currently do not anticipate that the reclassification will significantly impact our net cash provided by operating activities.

5. Earnings Per Common Share (“EPS”)

	Quarter		Year to date
	9/3/05	9/4/04	9/3/05	9/4/04
Net income	$ 214	$ 185	$ 562	$ 505

Basic EPS
Weighted-average common shares outstanding	285	291	288	290

Basic EPS	$ 0.75	$ 0.64	$ 1.95	$ 1.74

Diluted EPS
Weighted-average common shares outstanding	285	291	288	290
Shares assumed issued on exercise of dilutive share
equivalents	37	46	39	49
Shares assumed purchased with proceeds of dilutive
share equivalents	(24)	(32)	(26)	(34)

Shares applicable to diluted earnings	298	305	301	305

Diluted EPS	$ 0.72	$ 0.61	$ 1.87	$ 1.66

Unexercised employee stock options to purchase approximately 0.8 million and 0.4 million shares of our Common Stock for the quarter and year to date ended September 3, 2005, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter and year to date ended September 3, 2005, respectively. Unexercised employee stock options to purchase approximately 0.7 million and 0.5 million shares of our Common Stock for the quarter and year to date ended September 4, 2004, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter and year to date ended September 4, 2004, respectively.

During the year to date ended September 3, 2005, we have granted employee stock options to purchase approximately 4 million shares of our Common Stock at an exercise price equal to the average market price on the date of grant. The weighted-average exercise price of these options was approximately $46.

6. Comprehensive Income

Comprehensive income was as follows:

	Quarter		Year to date
	9/3/05	9/4/04	9/3/05	9/4/04

Net income	$ 214	$ 185	$ 562	$ 505
Foreign currency translation adjustment arising
during the period	(7)	16	(16)	11
Changes in fair value of derivatives, net of tax	-	-	1	(2)
Reclassification of derivative (gains) losses to net
income, net of tax	-	-	(1)	2

Total comprehensive income	$ 207	$ 201	$ 546	$ 516

7. Items Affecting Comparability of Net Income

Facility actions

Facility actions consists of the following components:

  Refranchising net (gains) losses;
  Store closure costs;
  Impairment of long-lived assets for stores we intend to close and stores we intend to continue to use in the business.
	Quarter ended September 3, 2005
	U.S.	International Division	China Division	Worldwide
Refranchising net (gains) losses	$ (10)	$ -	$ -	$ (10)
Store closure costs	4	1	-	5
Store impairment charges (a)	9	3	-	12

Facility actions	$ 3	$ 4	$ -	$ 7

	Quarter ended September 4, 2004
	U.S.	International Division	China Division	Worldwide
Refranchising net (gains) losses	$ (3)	$ 2	$ -	$ (1)
Store closure costs (b)	(1)	4	(1)	2
Store impairment charges	1	-	1	2

Facility actions	$ (3)	$ 6	$ -	$ 3

	Year to date ended September 3, 2005
	U.S.	International Division	China Division	Worldwide
Refranchising net (gains) losses	$ (22)	$ 1	$ -	$ (21)
Store closure costs	3	1	-	4
Store impairment charges	32	5	2	39

Facility actions	$ 13	$ 7	$ 2	$ 22

	Year to date ended September 4, 2004
	U.S.	International Division	China Division	Worldwide
Refranchising net (gains) losses	$ 4	$ 6	$ -	$ 10
Store closure costs(b)	(2)	-	(1)	(3)
Store impairment charges	7	6	2	15

Facility actions	$ 9	$ 12	$ 1	$ 22

(a)	Store impairment charges in the quarter ended September 3, 2005 in the U.S. segment primarily resulted from decisions to close certain KFC and LJS restaurants.
(b)	The income in store closure costs is primarily the result of gains from the sale of properties on which we formerly operated restaurants or adjustments to previously recorded lease reserves as a result of changes in settlement and/or sublease estimates.

Mainland China Supplier Ingredient Issue

Our KFC business in mainland China was negatively impacted by the interruption of product offerings and negative publicity associated with a supplier ingredient issue experienced in late March, 2005. During the quarter ended September 3, 2005, we entered into an agreement with the supplier of the ingredient for partial recovery of our losses. As a result of the agreement, we recognized approximately $14 million in Other income (expense) in our Condensed Consolidated Statement of Income in the quarter ended September 3, 2005 related to this recovery. We expect to recognize an additional meaningful financial recovery from the same supplier in the quarter ending December 31, 2005.

Sale of an Investment in Unconsolidated Affiliate

During the second quarter of 2005, we sold our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity, principally for cash. Concurrent with the sale, our former partner completed an initial public offering (“IPO”) of the majority of the stock it then owned in the entity. Prior to the sale, we accounted for our investment in this entity using the equity method. Subsequent to the IPO, the new publicly held entity, in which YUM has no ownership interest, is a franchisee, as was the entity in which we previously held a fifty percent interest.

This transaction generated a one-time gain of approximately $17 million for YUM in the second quarter of 2005 as cash proceeds (net of expenses) of approximately $25 million from the sale of our interest in the entity exceeded our recorded investment in this unconsolidated affiliate. As with our equity income from investments in unconsolidated affiliates, the approximate $17 million gain was recorded in Other income (expense) in our Condensed Consolidated Statement of Income.

Income Tax Impact of Repatriating Qualified Foreign Earnings

The American Jobs Creation Act of 2004 (the “Act”), which became law on October 22, 2004, allows a dividends received deduction of 85% of repatriated qualified foreign earnings in fiscal year 2005. We recorded $6 million in income tax expense during the quarter ended December 25, 2004 as a result of our then determination to repatriate approximately $110 million in 2005 which will be eligible for the Act’s dividends received deduction. In accordance with FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004,” we continued to evaluate in 2005 whether we would repatriate other undistributed earnings from foreign investments as a result of the Act. During the second quarter of 2005, we determined that we would repatriate additional qualified foreign earnings of approximately $390 million in fiscal year 2005 which will be eligible for the Act’s dividends received deduction (for a total repatriation of qualified earnings of approximately $500 million). As a result of this determination, approximately $19 million of additional tax expense will be recognized in fiscal 2005, $5 million and $13 million of which were recognized in the quarter and year to date ended September 3, 2005, respectively. No additional amounts beyond the approximately $500 million as discussed above are eligible for the Act´s dividends received deduction.

LJS Trademark/Brand

As required by SFAS No. 142, “Goodwill and Other Intangible Assets” we evaluate the remaining useful life of our intangible assets each reporting period. During the first quarter of 2005 several factors occurred that caused us to reconsider our decision that the LJS trademark/brand, which was allocated $140 million in value upon acquisition, had an indefinite useful life. The primary factor was the Company´s decision to adjust development of certain multibrand combinations with LJS. While we and our franchisees continue to build new LJS stand alone units as well as multibrand units that include LJS, our decision to reallocate certain capital spending in the near term to other investment alternatives is considered an economic factor that may limit the useful life of the LJS trademark/brand. Accordingly, during the first quarter of 2005, we began to amortize the LJS trademark/brand over thirty years, the typical term of our multibrand franchise agreements including one renewal. We reviewed the LJS trademark/brand for impairment prior to beginning amortization and determined no impairment existed. Amortization expense of approximately $1 million and $3 million was recorded during the quarter and year to date ended September 3, 2005, respectively. Amortization expense in the fiscal year ending December 31, 2005 will total approximately $4 million.

Wrench Litigation

We recorded income of $2 million for the quarter and year to date ended September 3, 2005 from a settlement with an insurance carrier related to the legal judgment against Taco Bell Corp. on June 4, 2003. An insignificant amount of Wrench litigation (income) expense was recorded for the quarter and year to date ended September 4, 2004. See Note 14 for further discussion of Wrench litigation.

AmeriServe and Other Charges (Credits)

AmeriServe Food Distribution, Inc. (“AmeriServe”) was the primary distributor of food and paper supplies to our U.S. stores when it filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2000. A plan of reorganization for AmeriServe (the “POR”) was approved on November 28, 2000, which resulted in, among other things, the assumption of our distribution agreement, subject to certain amendments, by McLane Company, Inc. During the AmeriServe bankruptcy reorganization process, we took a number of actions to ensure continued supply to our system. Those actions resulted in significant expense for the Company, primarily recorded in 2000. Under the POR we are entitled to proceeds from certain residual assets, preference claims and other legal recoveries of the estate.

We classify expenses and recoveries related to AmeriServe, as well as certain other items, as AmeriServe and other charges (credits). The amounts recorded as AmeriServe and other charges (credits) were not significant for both the quarter and year to date ended September 3, 2005 and for the quarter ended September 4, 2004. Income of $14 million was recorded as AmeriServe and other charges (credits) for the year to date ended September 4, 2004. The amount primarily resulted from cash recoveries related to the AmeriServe bankruptcy reorganization process.

8. Other (Income) Expense

	Quarter		Year to date
	9/3/05	9/4/04	9/3/05	9/4/04

Gain upon sale of investment in unconsolidated affiliate	$ -	$ -	$ (17)	$ -
Recovery from supplier(a)	(12)	-	(12)	-
Equity income from investments in unconsolidated affiliates	(16)	(14)	(39)	(36)
Foreign exchange net (gain) loss	1	1	2	1

Other (income) expense	$ (27)	$ (13)	$ (66)	$ (35)

(a)	Amount differs from the total recovery of $14 million recorded in the quarter ended September 3, 2005 (see Note 7) as $2 million was recognized through equity income from investments in unconsolidated affiliates.

Dividends received from unconsolidated affiliates were approximately $21 million and $25 million for the years to date ended September 3, 2005 and September 4, 2004, respectively.

9. Debt

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in September 2009. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. We were in compliance with all debt covenants at September 3, 2005.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit. At September 3, 2005, our unused Credit Facility totaled $710 million, net of outstanding letters of credit of $193 million. There were borrowings of $97 million outstanding under the Credit Facility at September 3, 2005. The interest rate for borrowings under the Credit Facility ranges from 0.35% to 1.625% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.20% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

Included in short-term borrowings at September 3, 2005 are $200 million in Senior Unsecured Notes with an April 2006 maturity date.

Interest expense on short-term borrowings and long-term debt was $34 million and $32 million for the quarters ended September 3, 2005 and September 4, 2004, respectively, and $100 million and $106 million for the years to date ended September 3, 2005 and September 4, 2004, respectively.

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

	Quarter		Year to date
Revenues	9/3/05	9/4/04	9/3/05	9/4/04
United States	$ 1,393	$ 1,369	$ 4,113	$ 4,015
International Division	490	509	1,466	1,485
China Division(a)	360	301	871	726

	$ 2,243	$ 2,179	$ 6,450	$ 6,226

	Quarter		Year to date
Operating Profit	9/3/05	9/4/04	9/3/05	9/4/04
United States	$ 189	$ 196	$ 541	$ 567
International Division	89	79	273	241
China Division(b)	85	64	163	141
Unallocated and corporate expenses	(52)	(48)	(155)	(140)
Unallocated other income (expense) (c)	(1)	(1)	15	(4)
Unallocated facility actions(d)	10	1	21	(10)
Wrench litigation income (expense)(e)	2	-	2	-
AmeriServe and other (charges) credits(e)	-	-	-	14

Operating profit	322	291	860	809
Interest expense, net	(28)	(29)	(86)	(96)

Income before income taxes	$ 294	$ 262	$ 774	$ 713

Identifiable Assets	9/3/05	12/25/04

United States	$ 3,134	$ 3,316
International Division	1,595	1,441
China Division	769	613
Corporate(f)	376	326

	$ 5,874	$ 5,696

Long-Lived Assets(g)	9/3/05	12/25/04

United States	$ 2,812	$ 2,900
International Division	849	904
China Division	488	436
Corporate	106	99

	$ 4,255	$ 4,339

(a)	Includes revenues of approximately $294 million and $239 million in mainland China for the quarters ended September 3, 2005 and September 4, 2004, respectively. Includes revenues of approximately $693 million and $575 million in mainland China for the years to date ended September 3, 2005 and September 4, 2004, respectively.

(b)	Includes approximately $14 million of operating profit in the quarter and year to date ended September 3, 2005 related to an agreement with a supplier in mainland China for a partial recovery of certain losses. See Note 7 for a discussion of the mainland China supplier ingredient issue.

(c)	Includes a gain of approximately $17 million related to the sale of our 50% interest in our former unconsolidated affiliate in Poland and the Czech Republic in the year to date ended September 3, 2005.

(d)	Unallocated facility actions comprise refranchising gains (losses), which are not allocated to the U.S., International Division or China Division segments for performance reporting purposes.

(e)	See Note 7 for a discussion of AmeriServe and other (charges) credits and Wrench litigation income (expense).

(f)	Primarily includes deferred tax assets; property, plant and equipment, net, related to our office facilities; and fair value of derivative instruments.

(g)	Includes property, plant and equipment, net; goodwill; and intangible assets, net.

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Pension Benefits
	Quarter		Year to date
	9/3/05	9/4/04	9/3/05	9/4/04

Service cost	$ 8	$ 7	$ 23	$ 22
Interest cost	9	9	29	27
Expected return on plan assets	(10)	(9)	(31)	(28)
Amortization of prior service cost	1	1	3	3
Recognized actuarial loss	5	4	15	13

Net periodic benefit cost	$ 13	$ 12	$ 39	$ 37

	Other Postretirement		Other Postretirement
	Benefits		Benefits
	Quarter		Year to date
	9/3/05	9/4/04	9/3/05	9/4/04

Service cost	$ 1	$ 1	$ 2	$ 2
Interest cost	1	1	3	3
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	-	-	-	-
Recognized actuarial loss	-	-	1	1

Net periodic benefit cost	$ 2	$ 2	$ 6	$ 6

Contributions

As disclosed in our 2004 Form 10-K, we are not required to make contributions to the Plan in 2005. No contributions have been made to the Plan during the year to date ended September 3, 2005. However, on September 15, 2005 we elected to make a discretionary contribution to the Plan in the amount of $55 million. No further contributions to the Plan are expected in 2005.

12. Share Repurchase Program

In May 2005, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through May 2006, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. During the year to date ended September 3, 2005, we repurchased approximately 3.1 million shares for approximately $152 million at an average price per share of approximately $50 under this program. At September 3, 2005, approximately $348 million remained available for repurchases under this program. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

In January 2005, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through January 2006, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. During the year to date ended September 3, 2005, we repurchased approximately 10 million shares for approximately $500 million at an average price per share of approximately $50 under this program. This program was completed during the third quarter of 2005.

In May 2004, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through November 2005, up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock. During the year to date ended September 3, 2005, we repurchased approximately 500,000 shares for approximately $25 million at an average price per share of $47 under this program. This program was completed during the first quarter of 2005.

During the fourth quarter of 2004, we entered into an accelerated share repurchase program (the “Program”). In connection with the Program, a third-party investment bank borrowed approximately 5.4 million shares of our Common Stock from shareholders. We then repurchased those shares at their then market value of $46.58 from the investment bank for approximately $250 million. The repurchase was made pursuant to the share repurchase program authorized by our Board of Directors in May 2004. Simultaneously, we entered into a forward contract with the investment bank that was indexed to the number of shares repurchased. Under the terms of the forward contract, we were required to pay or entitled to receive a price adjustment based on the difference between the weighted average price of our Common Stock during the duration of the Program and the initial purchase price of $46.58 per share. The Program was completed during the first quarter of 2005. We made a cash payment of approximately $3 million to the investment bank to settle the forward contract in full. This payment was recognized as an adjustment to Common Stock and is included in repurchases as described above.

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

13. Supplemental Cash Flow Data

Year to date
	9/3/05	9/4/04
Cash Paid for:
Interest	$ 85	$ 100
Income taxes	125	231
Significant Non-cash Investing and Financing Activities:
Capital lease obligations incurred to acquire assets	$ 3	$ 10

14. Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2031. As of September 3, 2005 and December 25, 2004, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $370 million and $365 million, respectively. The present value of these potential payments discounted at our pre-tax cost of debt at September 3, 2005 was $313 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our exposure under such leases at September 3, 2005 and December 25, 2004, was not material.

Guarantees Supporting Financial Arrangements of Franchisees, Unconsolidated Affiliates and Other Third Parties

We had provided approximately $16 million of partial guarantees of two loan franchisee pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at both September 3, 2005 and December 25, 2004. In support of these guarantees, we posted a letter of credit of $4 million. We also provided a standby letter of credit of $18 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $83 million at September 3, 2005.

Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to refranchising loss (gain). New loans have not been added to either loan pool in the year to date ended September 3, 2005.

We had guaranteed certain lines of credit and loans of unconsolidated affiliates totaling $34 million at December 25, 2004. There were no such guarantees outstanding at September 3, 2005. Our unconsolidated affiliates had total revenues of approximately $1.2 billion for the year to date ended September 3, 2005, and assets and debt of approximately $840 million and $14 million, respectively, at September 3, 2005.

We have also guaranteed certain lines of credit, loans and letters of credit of third parties totaling $2 million and $9 million at September 3, 2005 and December 25, 2004, respectively. If all such lines of credit and letters of credit were fully drawn down, the maximum contingent liability under these arrangements would be approximately $3 million and $26 million as of September 3, 2005 and December 25, 2004, respectively.

We have varying levels of recourse provisions and collateral that mitigate the risk of loss related to our guarantees of these financial arrangements of our unconsolidated affiliates and other third parties. Accordingly, our recorded liability as of September 3, 2005 and December 25, 2004 is not significant.

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

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive at the higher of target for the current year or actual for the preceding year, a proportionate bonus at the higher of target or actual performance earned through the date of termination, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of September 3, 2005, payments of approximately $35 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We provide reserves for such claims and contingencies when payment is probable and estimable in accordance with SFAS No. 5 “Accounting for Contingencies”.

On August 13, 2003, a class action lawsuit against Pizza Hut, Inc., entitled Coldiron v. Pizza Hut, Inc., was filed in the United States District Court, Central District of California. Plaintiff alleges that she and other current and former Pizza Hut Restaurant General Managers (“RGM's”) were improperly classified as exempt employees under the U.S. Fair Labor Standards Act (“FLSA”). There is also a pendent state law claim, alleging that current and former RGM’s in California were misclassified under that state’s law. Plaintiff seeks unpaid overtime wages and penalties. On May 5, 2004, the District Court granted conditional certification of a nationwide class of RGM’s under the FLSA claim, providing notice to prospective class members and an opportunity to join the class. Approximately 12 percent of the eligible class members have elected to join the litigation. However, currently only 88 of the individuals who elected to join the litigation are plaintiffs (as a number of plaintiffs were stricken by the District Court as described below). Once class certification discovery is completed, Pizza Hut intends to challenge the propriety of conditional class certification. On July 20, 2004, the District Court granted summary judgment on Ms. Coldiron’s individual FLSA claim. Pizza Hut believes that the District Court’s summary judgment ruling in favor of Ms. Coldiron is clearly erroneous under well-established legal precedent. Ms. Coldiron also filed a motion to certify an additional class of current and former California RGM’s under California state law, a motion for summary judgment on her individual state law claims and a motion requesting that the District Court enter summary judgment on the damages that FLSA class members would be due upon successful prosecution of the class-wide litigation. Pizza Hut opposed all three motions. On April 1, 2005, the District Court issued an order granting Ms. Coldiron’s motion to certify a California state law class. On April 15, 2005, Pizza Hut filed a petition for review of that order by the United States Court of Appeals for the Ninth Circuit. On May 5, 2005, the District Court sua sponte filed an order extending the opt-in cut-off date in the FLSA action until September 1, 2005. On May 13, 2005, the District Court sua sponte amended its April 1, 2005 order to identify the California class claims and appoint class counsel. On May 27, 2005, Pizza Hut filed a petition for review of the amended order by the Ninth Circuit. On July 15, 2005, the Ninth Circuit granted review of the Rule 23 class certification orders and briefing of the appeal is expected to be completed in December. On June 30, 2005, the District Court granted Pizza Hut’s motion to strike all FLSA class members who joined the litigation after July 15, 2004. The effect of this order is to reduce the number of FLSA class members to only approximately 88 (or approximately 2.5% of the eligible class members).

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

On December 19, 2003, a demand for arbitration was filed with the American Arbitration Association (“AAA”) pursuant to the AAA Supplementary Rules for Class Arbitrations (“AAA Class Rules”) on behalf of former LJS managers Erin Cole and Nick Kaufman, who reside in South Carolina (the “Cole Arbitration”). Claimants in the Cole Arbitration demand a class arbitration on claims that deductions from the salaries of RGMs and Assistant Restaurant General Managers (“ARGMs”) violate regulations issued pursuant to the FLSA, and thus the RGMs and ARGMs should be treated as the equivalent of hourly employees who are eligible under the FLSA for overtime for any hours worked over forty. The complaint in the Cole Arbitration subsequently was amended to add an additional allegation of deductions in violation of the FLSA salary basis test, and to add Victoria McWhorter, another LJS former manager, as an additional claimant. LJS has denied the claims and it is LJS's position that the claims of Cole, Kaufman, and McWhorter should be individually arbitrated.

On June 15, 2004, the arbitrator in the Cole Arbitration issued a clause construction award, ruling that the LJS Dispute Resolution Program (“DRP”) does not preclude class arbitration. LJS moved to vacate the clause construction award in the United States District Court for the District of South Carolina. On September 15, 2005, the federal court in South Carolina ruled that it did not have jurisdiction to hear LJS's motion to vacate. LJS has filed a motion for reconsideration of that ruling, which is pending. On September 19, 2005, the arbitrator also issued a class determination award, certifying a class of LJS's RGMs and ARGMs employed between December 17, 1998, and August 22, 2004, on FLSA claims, to proceed on an opt-out basis under the AAA Class Rules. That class determination award has been stayed for ninety days effective as of September 19, 2005 to permit LJS to file a motion to vacate the class determination award. LJS intends to file a motion to vacate the class determination award.

LJS believes that the DRP provides for individual arbitrations. LJS also believes that if the Cole Arbitration proceeds on a class basis, (i) the proceedings must be governed by the opt-in collective action structure of the FLSA, (ii) a class should not be certified under the applicable provisions of the FLSA, (iii) each individual should not be able to recover for more than two years (and a maximum three years) prior to the date they file a consent to join the arbitration and (iv) any class should be confined to South Carolina. In view of the novelties of proceeding under the AAA Class Rules and the inherent uncertainties of litigation, the outcome of the arbitration and the appeals of the arbitrator's decisions cannot be predicted at this time.

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

In view of the jury verdict and subsequent District Court ruling, we recorded a charge of $42 million in 2003. We appealed the verdict to the Sixth Circuit Court of Appeals and interest continued to accrue during the appeal process. Prior to a ruling from the Sixth Circuit Court of Appeals, we settled this matter with the Wrench plaintiffs on January 15, 2005. Concurrent with the settlement with the plaintiffs, we also settled the matter with certain of our insurance carriers. As a result of these settlements, reversals of previously recorded expense of $14 million were recorded in the year ended December 25, 2004. We paid the settlement amount to the plaintiffs and received the insurance recovery during the first quarter of 2005. During the third quarter of 2005, we entered into a settlement agreement with another insurance carrier and as a result income of $2 million was recorded in the quarter.

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

Under the terms of these agreements, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of September 3, 2005, PepsiCo remains liable for approximately $29 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common tax audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through September 3, 2005, there have not been any determinations made by PepsiCo where we would have reached a different determination.

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively “the Concepts”) and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. YUM is the second largest QSR company outside the U.S. with 13,419 units. Our business consists of three operating segments: United States, the International Division and the China Division. The China Division includes mainland China (“China”), Thailand and KFC Taiwan and the International Division includes the remainder of our international operations.

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

Significant Known Events, Trends or Uncertainties Expected to Impact 2005 Comparisons with 2004

The following factors impacted comparability of operating performance for the quarter and/or year to date ended September 3, 2005 or could impact comparisons for the remainder of 2005. Certain of these factors were previously discussed in our 2004 Form 10-K.

New Accounting Pronouncements Not Yet Adopted

Upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), we will be required to recognize compensation cost in the financial statements for all share-based payments to our employees, including grants of stock options, based on the fair value of the share-based awards on the date of grant. Compensation cost will be recognized over the vesting period on a straight-line basis for the fair value of awards that actually vest.

We currently intend to adopt SFAS 123R using the modified retrospective application transition method effective September 4, 2005, the beginning of our fourth quarter. As permitted by SFAS 123R, we plan to apply the modified retrospective application transition method to the beginning of the fiscal year of adoption (our fiscal year 2005). As such, the first three fiscal quarters of 2005 will be adjusted to recognize the compensation cost previously reported in the pro forma footnote disclosures under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Compensation cost will be recognized subsequent to the date of adoption of SFAS 123R for all share-based payments granted, modified or settled after the date of adoption. Additionally, for any unvested awards that were granted prior to the date of adoption, we will recognize cost subsequent to the date of adoption using the same estimate of the grant-date fair value used to determine the pro forma disclosures under SFAS 123. We currently estimate the adoption of SFAS 123R will decrease diluted earnings per common share in the quarter and year to date ending December 31, 2005 by approximately $0.04 per share and $0.12 per share, respectively.

Additionally, SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required currently. This requirement will reduce cash flows from operating activities and increase cash flows from financing activities by a similar amount. We currently do not anticipate that the reclassification will significantly impact our net cash provided by operating activities.

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

Beginning in 2005, we also changed the China business reporting calendar to more closely align the timing of the reporting of its results of operations with our U.S. business. Previously our China business, like the rest of our international businesses, closed one month (or one period for certain of our international businesses) earlier than YUM’s period end date to facilitate consolidated reporting. To maintain comparability of our consolidated results of operations, amounts related to our China business for December 2004 have not been reflected in our Condensed Consolidated Statements of Income and net income of the China business of $6 million for the one month period ending December 31, 2004 was recognized as an adjustment directly to consolidated retained earnings in the year to date ended September 3, 2005. Our consolidated results of operations for the quarter and year to date ended September 3, 2005 include the results of operations of the China business for the months of June, 2005 through August, 2005 and January, 2005 through August, 2005, respectively, and the months to be included in future quarterly reporting periods will begin one month later than in previous years. Our consolidated results of operations for the quarter and year to date ended September 4, 2004 continue to include the results of operations of the China business for the months of May, 2004 through July, 2004 and December, 2003 through July, 2004, respectively, as previously reported.

See Note 1.

Mainland China Supplier Ingredient Issue

Our KFC business in mainland China was negatively impacted by the interruption of product offerings and negative publicity associated with a supplier ingredient issue experienced in late March, 2005. During the quarter ended September 3, 2005, we entered into an agreement with the supplier of the ingredient for a partial recovery of our losses. As a result of the agreement, we recognized approximately $14 million in Other income (expense) in our Condensed Consolidated Statement of Income in the quarter ended September 3, 2005 related to this recovery. We expect to recognize an additional meaningful financial recovery from the same supplier in the quarter ending December 31, 2005.

We currently expect full year China Division system sales growth of at least 15%, revenue growth in the range of 17%, and operating profit growth of approximately 10% for the full year, all excluding the impact of foreign currency translation.

Hurricane Katrina

During the quarter ended September 3, 2005, Hurricane Katrina caused significant damage to several company and franchised stores. This storm resulted in approximately $3.0 million of one-time costs being recorded in the quarter from property damage and asset write-offs related to company restaurants. Additionally, during mid-September 2005, Hurricane Rita caused further damage to company and franchised stores, though to a lesser extent than Hurricane Katrina. The impact of these hurricanes on energy prices and lost profits from closed restaurants is expected to adversely impact fourth quarter operating profits by $4 to $6 million. We do not expect insurance recoveries, if any, related to the hurricanes to be significant.

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

Sale of Puerto Rico Business

Our Puerto Rico business was sold on October 4, 2004 for an amount approximating its then carrying value. As a result of the sale, company sales and restaurant profit decreased $45 million and $8 million, respectively, franchise fees increased $3 million and general and administrative expenses decreased $2 million for the quarter ended September 3, 2005 as compared to the quarter ended September 4, 2004. Company sales and restaurant profit decreased $132 million and $24 million, respectively, franchise fees increased $8 million and general and administrative expenses decreased $7 million for the year to date ended September 3, 2005 as compared to the year to date ended September 4, 2004.

Sale of an Investment in Unconsolidated Affiliate

During the second quarter of 2005, we sold our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity, principally for cash. Concurrent with the sale, our former partner completed an initial public offering (“IPO”) of the majority of the stock it then owned in the entity. Prior to the sale, we accounted for our investment in this entity using the equity method. Subsequent to the IPO, the new publicly held entity, in which YUM has no ownership interest, is a franchisee as was the entity in which we previously held a fifty percent interest.

This transaction generated a one-time gain of approximately $17 million for YUM in the second quarter of 2005 as cash proceeds (net of expenses) of approximately $25 million from the sale of our interest in the entity exceeded our recorded investment in this unconsolidated affiliate. As with our equity income from investments in unconsolidated affiliates, the approximate $17 million gain was recorded in Other income (expense) in our Condensed Consolidated Statements of Income.

The transaction is not expected to have a significant impact on the Company’s future results of operations.

Income Tax Impact of Repatriating Qualified Foreign Earnings

The American Jobs Creation Act of 2004 (the “Act”), which became law on October 22, 2004, allows a dividends received deduction of 85% of repatriated qualified foreign earnings in fiscal year 2005. We recorded $6 million in income tax expense during the quarter ended December 25, 2004 as a result of our then determination to repatriate approximately $110 million in 2005 which will be eligible for the Act’s dividends received deduction. In accordance with FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004,” we continued to evaluate in 2005 whether we would repatriate other undistributed earnings from foreign investments as a result of the Act. During the second quarter of 2005, we determined that we would repatriate additional qualified foreign earnings of approximately $390 million in fiscal year 2005 which will be eligible for the Act’s dividends received deduction (for a total repatriation of qualified earnings of approximately $500 million). As a result of this determination, approximately $19 million of additional tax expense will be recognized in fiscal 2005, $5 million and $13 million of which were recognized in the quarter and year to date ended September 3, 2005, respectively. No additional amounts beyond the approximately $500 million as discussed above are eligible for the Act’s dividends received deduction.

Pension Plan Funded Status

Certain of our employees are covered under noncontributory defined benefit pension plans. The most significant of these plans was amended in 2001 such that salaried employees hired or rehired after September 30, 2001 are not eligible to participate. As disclosed in our 2004 Form 10-K, as of our September 30, 2004 measurement date these plans had a projected benefit obligation (“PBO”) of $700 million and a fair value of plan assets of $518 million. We currently estimate that increases to plan assets as a result of stock market gains since September 30, 2004 as well as a $55 million pension plan contribution we made subsequent to September 3, 2005 but prior to our September 30, 2005 measurement date will offset current years benefits earned by covered employees and interest on benefits previously earned.

Thus, any significant change in our pension plan funded status at September 30, 2005 versus September 30, 2004 would primarily be the result of any change in the discount rate we use to measure our PBO. Due to the relatively long time frame over which benefits are expected to be paid, our PBO is highly sensitive to changes in discount rates. A 10 basis point decrease in the discount rate from the 6.15% used at September 30, 2004 would increase our PBO at September 30, 2005, holding all other variables and assumptions constant, by approximately $14 million. While we have not yet determined the discount rate we will use to measure our PBO as of our September 30, 2005 measurement date, we believe that it will decrease and estimate that the change in our funded status will range from a slight improvement to a decline of approximately $35 million.

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

The following table summarizes our refranchising activities:

	Quarter		Year to date
	9/3/05	9/4/04	9/3/05	9/4/04

Number of units refranchised	64	18	205	32
Refranchising proceeds, pre-tax	$ 38	$ 6	$ 79	$ 14
Refranchising net (gains) losses, pre-tax	$ (10)	$ (1)	$ (21)	$ 10

In addition to our refranchising program, from time to time we close restaurants that are poor performing, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit (collectively “store closures”).

The following table summarizes Company store closure activities:

	Quarter		Year to date
	9/3/05	9/4/04	9/3/05	9/4/04

Number of units closed	80	45	167	230
Store closure costs	$ 5	$ 2	$ 4	$ (3)

The income in store closure costs for the year to date ended September 4, 2004 is primarily the result of gains from the sale of properties on which we previously operated restaurants or adjustments to previously reported lease reserves as a result of changes in settlement and/or sublease estimates.

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2004 and were no longer operated by us as of September 3, 2005. The amounts do not include results from new restaurants that we opened in connection with a relocation of an existing unit or any incremental impact upon consolidation of two or more of our existing units into a single unit.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

Quarter Ended 9/3/05
	U.S.	International Division	China Division	Worldwide
Decreased sales	$ (60)	$ (84)	$ (2)	$ (146)
Increased franchise fees	2	4	-	6

Decreased in total revenues	$ (58)	$ (80)	$ (2)	$ (140)

Year to date Ended 9/3/05
	U.S.	International Division	China Division	Worldwide
Decreased sales	$ (150)	$ (201)	$ (9)	$ (360)
Increased franchise fees	5	10	-	15

Decrease in total revenues	$ (145)	$ (191)	$ (9)	$ (345)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	Quarter Ended 9/3/05
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$ (6)	$ (10)	$ -	$ (16)
Increased franchise fees	2	4	-	6
Decreased general and
administrative expenses	1	2	-	3

Decrease in operating profit	$ (3)	$ (4)	$ -	$ (7)

	Year to date Ended 9/3/05
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$ (14)	$ (27)	$ (1)	$ (42)
Increased franchise fees	5	10	-	15
Decreased general and
administrative expenses	1	7	-	8

Decrease in operating profit	$ (8)	$ (10)	$ (1)	$ (19)

Results of Operations

	Quarter				Year to date
	9/3/05	9/4/04	% B/(W)		9/3/05	9/4/04	% B/(W)
Company sales	$1,975	$1,935	2		$5,687	$5,528	3
Franchise and license fees	268	244	10		763	698	9

Revenues	$2,243	$2,179	3		$6,450	$6,226	4

Company restaurant profit	$ 296	$ 295	-		$ 826	$ 821	1

% of Company sales	14.9%	15.2%	(0.3)	ppts.	14.5%	14.8%	(0.3)	ppts.

Operating profit	$ 322	$ 291	11		$ 860	$ 809	6
Interest expense, net	28	29	(2)		86	96	10
Income tax provision	80	77	(3)		212	208	(2)

Net income	$ 214	$ 185	16		$ 562	$ 505	11

Diluted earnings per share(a)	$ 0.72	$ 0.61	18		$ 1.87	$ 1.66	13

(a)	See Note 5 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	7,759	1,664	21,859	31,282
New builds	269	88	517	874
Acquisitions	-	-	-	-
Refranchising	(205)	(128)	331	(2)
Closures	(167)	(29)	(433)	(629)
Other	(15)	-	27	12

End of quarter	7,641	1,595	22,301	31,537

% of Total	24%	5%	71%	100%

The above totals exclude 2,371 and 2,345 licensed units at September 3, 2005 and December 25, 2004, respectively.

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	4,989	-	13,482	18,471
New builds	58	-	161	219
Acquisitions	-	-	-	-
Refranchising	(128)	-	126	(2)
Closures	(127)	-	(244)	(371)
Other	(10)	-	5	(5)

End of quarter	4,782	-	13,530	18,312

% of Total	26%	-	74%	100%

The above totals exclude 2,177 and 2,139 licensed units at September 3, 2005 and December 25, 2004, respectively.

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	1,504	1,204	8,179	10,887
New builds	27	28	348	403
Acquisitions	-	-	-	-
Refranchising	(77)	(128)	205	-
Closures	(24)	(24)	(189)	(237)
Other	(5)	-	18	13

End of quarter	1,425	1,080	8,561	11,066

% of Total	13%	10%	77%	100%

The above totals exclude 194 and 206 licensed units at September 3, 2005 and December 25, 2004, respectively.

China Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	1,266	460	198	1,924
New builds	184	60	8	252
Acquisitions	-	-	-	-
Refranchising	-	-	-	-
Closures	(16)	(5)	-	(21)
Other	-	-	4	4

End of quarter	1,434	515	210	2,159

% of Total	66%	24%	10%	100%

Beginning of the year balances have been adjusted to include December activity in mainland China due to the change in its reporting calendar. The net change was an addition of 16, 2, 1 and 19 units for company, unconsolidated affiliates, franchisees and total excluding licensees, respectively. There are no licensed units in the China Division.

Multibrand restaurants are included in the totals above. Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count. Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count. Franchise unit counts below include both franchisee and unconsolidated affiliate multibrand units. Following are multibrand restaurant totals at September 3, 2005 and December 25, 2004:

9/3/05	Company	Franchise	Total
United States	1,581	1,337	2,918
International Division	20	169	189

Worldwide	1,601	1,506	3,107

12/25/04	Company	Franchise	Total
United States	1,391	1,250	2,641
International Division	25	155	180
China Division	3	-	3

Worldwide	1,419	1,405	2,824

For the year to date ended September 3, 2005, Company and franchise multibrand unit gross additions were 226 and 106, respectively.

System Sales Growth

Quarter	Increase		Increase excluding currency translation
	9/3/05	9/4/04	9/3/05		9/4/04
United States	4%	4%	N/	A	N/	A
International Division	7%	14%	4%		9%
China Division	18%	32%	17%		31%
Worldwide	6%	9%	5%		7%

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

International Division system sales growth was driven by new unit development partially offset by store closures.

China Division system sales growth was driven by new unit development, partially offset by the impact of same store sales declines driven by the mainland China supplier ingredient issue.

Year to date	Increase		Increase excluding currency translation
	9/3/05	9/4/04	9/3/05		9/4/04
United States	4%	4%	N/	A	N/	A
International Division	10%	15%	6%		7%
China Division	17%	27%	16%		26%
Worldwide	7%	8%	5%		6%

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

China Division system sales growth was driven by new unit development, partially offset by the impact of same store sales declines driven by the mainland China supplier ingredient issue.

Revenues

Quarter	Amount		% Increase/	% Increase/ (Decrease) excluding currency
	9/3/05	9/4/04	(Decrease)	translation
Company sales
United States	$1,239	$1,225	1	NA
International Division	387	420	(8)	(12)
China Division	349	290	20	18

Worldwide	1,975	1,935	2	1

Franchise and license fees
United States	154	144	7	NA
International Division	103	89	16	13
China Division	11	11	11	10

Worldwide	268	244	10	9

Total revenues
United States	1,393	1,369	2	NA
International Division	490	509	(4)	(8)
China Division	360	301	20	18

Worldwide	$2,243	$2,179	3	2

The increase in Worldwide Company sales was driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

The increase in Worldwide franchise and license fees was driven by new unit development, refranchising, and same store sales growth, partially offset by store closures.

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

U.S. same store sales include only Company restaurants that have been open one year or more. U.S. blended same store sales include KFC, Pizza Hut and Taco Bell Company-owned restaurants only. U.S. same store sales for Long John Silver’s and A&W restaurants are not included. Following are the same store sales growth results by brand:

	Quarter ended 9/3/05
	Same Store Sales	Transactions	Average Guest Check
KFC	6%	6%	-
Pizza Hut	(3)%	(7)%	4%
Taco Bell	8%	5%	3%

U.S. blended Company same store sales increased 4% due to increases in transactions and average guest check.

The increase in U.S. franchise and license fees was driven by same store sales growth, new unit development and refranchising, partially offset by store closures.

The decrease in International Division Company sales was driven by refranchising (primarily our Puerto Rico business) and store closures, partially offset by new unit development and same store sales growth.

The increase in International Division franchise and license fees was driven by new unit development and refranchising (primarily our Puerto Rico business).

The increase in China Division Company sales was driven by new unit development, partially offset by the impact of same store sales declines driven by the mainland China supplier ingredient issue.

China Division franchise and license fees were basically flat. Increases due to new unit development were largely offset by the impact of same store sales declines driven by the mainland China supplier ingredient issue.

Year to date	Amount		% Increase/	% Increase/ (Decrease) excluding currency
	9/3/05	9/4/04	(Decrease)	translation
Company sales
United States	$3,678	$3,599	2	NA
International Division	1,165	1,229	(5)	(10)
China Division	844	700	20	19

Worldwide	5,687	5,528	3	2

Franchise and license fees
United States	435	416	4	NA
International Division	301	256	17	13
China Division	27	26	12	12

Worldwide	763	698	9	8

Total revenues
United States	4,113	4,015	2	NA
International Division	1,466	1,485	(1)	(6)
China Division	871	726	20	19

Worldwide	$6,450	$6,226	4	2

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

The increase in U.S. Company sales was driven by same store sales growth and new unit development, partially offset by refranchising and store closures. Following are the same store sales growth results by brand:

	Year to date ended 9/3/05
	Same Store Sales	Transactions	Average Guest Check
KFC	6%	6%	-
Pizza Hut	1%	(3)%	4%
Taco Bell	6%	3%	3%

U.S. blended Company same store sales increased 4% due to increases in transactions and average guest check.

The increase in U.S. franchise and license fees was driven by same store sales growth, new unit development and refranchising, partially offset by store closures.

The decrease in International Division Company sales was driven by refranchising (primarily our Puerto Rico business) and store closures, partially offset by new unit development and same store sales growth.

The increase in International Division franchise and license fees was driven by new unit development and refranchising (primarily our Puerto Rico business).

The increase in China Division Company sales was driven by new unit development, partially offset by the impact of same store sales declines driven by the mainland China supplier ingredient issue.

The increase in China Division franchise and license fees was primarily driven by new unit development, partially offset by the impact of same store sales declines driven by the mainland China supplier ingredient issue.

Company Restaurant Margins

Quarter ended 9/3/05	United States	International Division	China Division	Worldwide

Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.6	33.1	35.4	31.3
Payroll and employee benefits	29.6	23.7	12.0	25.4
Occupancy and other operating
expenses	26.8	30.5	32.0	28.4

Company restaurant margin	14.0%	12.7%	20.6%	14.9%

Quarter ended 9/4/04	United States	International Division	China Division	Worldwide

Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.3	33.8	36.4	31.9
Payroll and employee benefits	29.9	23.5	11.1	25.7
Occupancy and other operating
expenses	25.7	29.2	30.3	27.2

Company restaurant margin	14.1%	13.5%	22.2%	15.2%

The decrease in U.S. restaurant margins as a percentage of sales was driven by higher occupancy and other costs, partially offset by the impact of same store sales growth on restaurant margin. Higher occupancy and other costs were driven by increases in advertising costs, depreciation and amortization expense, utility costs and asset write-offs resulting from Hurricane Katrina.

The decrease in International Division restaurant margins as a percentage of sales included a 61 basis point unfavorable impact of refranchising our restaurants in Puerto Rico. Also contributing to the decrease were higher labor costs and higher occupancy and other costs. These decreases were partially offset by the impact of same store sales growth on restaurant margin.

The decrease in China Division restaurant margins as a percentage of sales was driven by the impact on restaurant margin of same store sales declines and lower margins associated with new units during the initial periods of operation. The decrease was partially offset by lower food and paper costs (principally due to supply chain savings initiatives).

Year to date ended 9/3/05	United States	International Division	China Division	Worldwide

Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.0	33.0	36.0	31.5
Payroll and employee benefits	29.9	23.9	12.8	26.2
Occupancy and other operating
expenses	26.1	30.2	32.0	27.8

Company restaurant margin	14.0%	12.9%	19.2%	14.5%

Year to date ended 9/4/04	United States	International Division	China Division	Worldwide

Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.7	33.9	37.3	31.6
Payroll and employee benefits	30.5	23.7	11.2	26.6
Occupancy and other operating
expenses	25.5	29.1	30.9	27.0

Company restaurant margin	14.3%	13.3%	20.6%	14.8%

The decrease in U.S. restaurant margins as a percentage of sales was driven by higher occupancy and other costs and higher food and paper costs, partially offset by the impact of same store sales growth on restaurant margin. Higher occupancy and other costs were driven by increases in advertising costs, utility costs and depreciation and amortization expense. Higher food and paper costs were driven by increased commodity costs (principally meats).

The decrease in International Division restaurant margins as a percentage of sales included a 62 basis point unfavorable impact of refranchising our restaurants in Puerto Rico. Also contributing to the decrease were higher occupancy and other costs and higher labor costs. These decreases were partially offset by the impact of same store sales growth on restaurant margin.

The decrease in China Division restaurant margins as a percentage of sales was driven by the impact on restaurant margin of same store sales declines, the lower margins associated with new units during the initial periods of operation and higher labor costs. The decrease was partially offset by the impact on restaurant margin of lower food and paper costs (principally due to supply chain savings initiatives).

Worldwide General and Administrative Expenses

General and administrative expenses increased $2 million or 1% in the quarter and $30 million or 4% year to date, including a 1% unfavorable impact from foreign currency translation for both periods. The quarter and year to date increases were driven by higher litigation related costs, including charges of $6 million and $16 million, respectively, for the potential resolution of certain legal matters as well as higher compensation related costs, including amounts associated with investments in strategic initiatives in China and other international growth markets. Higher charitable contributions also contributed to the year to date increase. Such increases were partially offset in both the quarter and year to date by the effect of lapping certain prior year reserve increases related to potential development sites and surplus facilities and reductions associated with operating restaurants which were refranchised in 2004 (primarily the Puerto Rico business).

Worldwide Franchise and License Expenses

Franchise and license expenses increased $4 million or 43% for the quarter and $8 million or 44% year to date. The quarter and year to date increases were driven by higher provisions for doubtful franchise and license fee receivables and certain franchisee support costs.

Worldwide Other (Income) Expense

	Quarter		Year to date
	9/3/05	9/4/04	9/3/05	9/4/04
Gain upon sale of investment in unconsolidated affiliate	$ -	$ -	$ (17)	$ -
Recovery from supplier	(12)	-	(12)	-
Equity income from investments in unconsolidated affiliates	(16)	(14)	(39)	(36)
Foreign exchange net (gain) loss	1	1	2	1

Other (income) expense	$ (27)	$ (13)	$ (66)	$ (35)

Other income was positively impacted in the quarter and year to date ended September 3, 2005 by a $14 million financial recovery ($2 million of which was recognized through equity income from investments in unconsolidated affiliates) from a supplier related to an ingredient issue in mainland China (see Note 7). Other income was also positively impacted in the year to date ended September 3, 2005 by a $17 million gain associated with the sale of our investment in our Poland/Czech Republic unconsolidated affiliate during the second quarter of 2005.

Worldwide Facility Actions

We recorded a net loss from facility actions of $7 million and $3 million for the quarters ended September 3, 2005 and September 4, 2004, respectively. We recorded a net loss from facility actions of $22 million for both the years to date ended September 3, 2005 and September 4, 2004. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 7 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter			Year to date
	9/3/05	9/4/04	% B/(W)	9/3/05	9/4/04	% B/(W)
United States	$ 189	$ 196	(4)	$ 541	$ 567	(5)
International Division	89	79	12	273	241	14
China Division	85	64	32	163	141	15
Unallocated and corporate expenses	(52)	(48)	(7)	(155)	(140)	(10)
Unallocated other income (expense)	(1)	(1)	NM	15	(4)	NM
Unallocated facility actions	10	1	NM	21	(10)	NM
Wrench litigation	2	-	NM	2	-	NM
AmeriServe and other (charges)
credits	-	-	NM	-	14	NM

Operating profit	$ 322	$ 291	11	$ 860	$ 809	6

Unallocated and corporate expenses comprise general and administrative expenses and unallocated facility actions comprise refranchising gains (losses), neither of which are allocated to the U.S., International Division or China Division segments for performance reporting purposes. Unallocated other income (expense) in the year to date ended September 3, 2005 primarily comprises the $17 million gain on the sale of our investment in our Poland/Czech Republic unconsolidated affiliate which we did not allocate to the International Division for performance reporting purposes.

Quarter

The decrease in U.S. operating profit was primarily driven by higher facility actions expense associated with store closures, partially offset by the impact of same store sales growth on franchise and license fees. The impact of same store sales growth on restaurant profit was largely offset by higher occupancy and other costs.

Excluding the favorable impact from foreign currency translation, International Division operating profit increased 9%. The increase in International Division operating profit was driven by lower general and administrative costs and the impact of new unit development on franchise and license fees. The increase was partially offset by the impact on operating profit of refranchising our restaurants in Puerto Rico. The impact of same store sales growth on restaurant profit was largely offset by higher labor costs and higher occupancy and other costs.

Excluding the favorable impact from foreign currency translation, China Division operating profit increased 31%. The increase in China Division operating profit was driven by a financial recovery from a supplier (see Note 7) and the impact on restaurant profit of new unit development and lower food and paper costs (principally due to supply chain savings initiatives), partially offset by same store sales declines.

Year to date

The decrease in U.S. operating profit was primarily driven by higher facility actions expense and higher general and administrative expense, partially offset by the impact of same store sales growth on franchise and license fees. The impact of same store sales growth on restaurant profit was largely offset by higher occupancy and other costs and higher food and paper costs.

Excluding the favorable impact from foreign currency translation, International Division operating profit increased 9%. The increase in International Division operating profit was driven by the impact of new unit development on franchise and license fees and restaurant profit and the impact of same store sales growth on franchise and license fees. The increase was partially offset by the impact on operating profit of refranchising our restaurants in Puerto Rico. The impact of same store sales growth on restaurant profit was largely offset by higher occupancy and other costs and higher labor costs.

Excluding the favorable impact from foreign currency translation, China Division operating profit increased 14%. The increase in China Division operating profit was driven by the impact on restaurant profit of new unit development and a financial recovery from a supplier (see Note 7). These increases were partially offset by increased general and administrative expense and the impact on restaurant profit of same store sales declines.

Interest Expense, Net

	Quarter			Year to date
	9/3/05	9/4/04	% B/(W)	9/3/05	9/4/04	% B/(W)
Interest expense	$ 34	$ 32	(10)%	$ 100	$ 106	5%
Interest income	(6)	(3)	85%	(14)	(10)	44%

Interest expense, net	$ 28	$ 29	(2)%	$ 86	$ 96	10%

Interest expense increased $2 million or 10% in the quarter and decreased $6 million or 5% year to date. The changes were primarily attributable to fluctuations in our average interest rates for each of the respective periods.

Income Taxes

	Quarter		Year to date
	9/3/05	9/4/04	9/3/05	9/4/04
Income taxes	$ 80	$ 77	$ 212	$ 208
Tax rate	27.1%	29.4%	27.3%	29.2%

Our tax rate for the quarter and year to date was favorably impacted by the recognition of certain foreign tax credits that we were able to substantiate during 2005 as well as the impact of year over year valuation allowance adjustments, including the lapping of valuation allowances established in the prior year. The tax rate for the quarter and year to date was unfavorably impacted by tax provided on foreign earnings we now expect to repatriate in 2005.

Consolidated Cash Flows

Net cash provided by operating activities was $1,041 million compared to $791 million in 2004. The increase was primarily driven by lower income tax payments in 2005.

Net cash used in investing activities was $249 million versus $391 million in 2004. The decrease was driven by higher proceeds from the refranchising of restaurants, lower cash used in the acquisition of restaurants from franchisees and proceeds from the sale of our investment in our Poland/Czech Republic unconsolidated affiliate in 2005.

Net cash used in financing activities was $621 million versus $205 million in 2004. The increase was driven by higher share repurchases and dividend payments in 2005.

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

During the quarter and year to date ended September 3, 2005, we paid cash dividends of $33 million and $91 million, respectively. Additionally, on September 15, 2005, our Board of Directors approved a cash dividend of $0.115 per share of common stock to be distributed on November 4, 2005 to shareholders of record at the close of business on October 14, 2005. The Company is targeting an annual payout ratio of 15% to 20% of net income.

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in September 2009. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as defined in the agreement. We were in compliance with all debt covenants at September 3, 2005.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit. At September 3, 2005, our unused Credit Facility totaled $710 million, net of outstanding letters of credit of $193 million. There were borrowings of $97 million outstanding under the Credit Facility at September 3, 2005. The interest rate for borrowings under the Credit Facility ranges from 0.35% to 1.625% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.20% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

Amounts outstanding under Senior Unsecured Notes were $1.5 billion at September 3, 2005. Included in short-term borrowings at September 3, 2005 are $200 million in Senior Unsecured Notes with an April 2006 maturity date. The remaining $1.4 billion in Senior Unsecured Notes comprise the majority of our long-term debt.

We estimate that in 2005 capital spending, including acquisitions of our restaurants from franchisees, will be approximately $650 million. We also estimate that in 2005 refranchising proceeds, prior to taxes, will be approximately $100 million, employee stock options proceeds, prior to taxes, will be approximately $170 million and sales of property, plant and equipment will be approximately $80 million. In May 2005, the Board of Directors authorized a new share repurchase program for up to $500 million of the Company’s outstanding common stock (excluding applicable transaction fees) to be purchased through May 2006. At September 3, 2005 we had remaining capacity to repurchase up to $348 million of our outstanding common stock (excluding applicable transaction fees) under this program.

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

At September 3, 2005 and December 25, 2004, a hypothetical 100 basis point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of approximately $8 million and $6 million, respectively, in annual income before income taxes. The estimated reductions are based upon our current level of variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at September 3, 2005 and December 25, 2004 would decrease approximately $44 million and $51 million, respectively. The fair value of our Senior Unsecured Notes at September 3, 2005 and December 25, 2004 would decrease approximately $67 million and $76 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

International Division and China Division operating profit together constitute approximately 45% of our year to date operating profit, excluding unallocated and corporate expenses. In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.6 billion as of September 3, 2005. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific, the Americas and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows. For the year to date ended September 3, 2005, operating profit would have decreased $49 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts entered into by the Company that were outstanding at September 3, 2005 and December 25, 2004, did not significantly impact our financial position, results of operations or cash flows.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 3, 2005.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors

YUM! Brands, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of September 3, 2005 and the related Condensed Consolidated Statements of Income for the twelve and thirty-six weeks ended September 3, 2005 and September 4, 2004 and the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 3, 2005 and September 4, 2004. These interim condensed consolidated financial statements are the responsibility of YUM’s management.

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

October 10, 2005

PART II – Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 3, 2005 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 7
6/12/05 – 7/9/05	1,250,400	52.53	1,250,400	470,395,001

Period 8
7/10/05 – 8/6/05	731,500	51.13	731,500	432,995,275

Period 9
8/7/05 – 9/3/05	1,755,700	48.64	1,755,700	347,601,265

Total	3,737,600	50.43	3,737,600	347,601,265

In May 2005, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through May 2006, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended September 3, 2005, approximately 3.1 million shares were repurchased under this program.

In January 2005, our Board of Directors authorized a share repurchase program. This program authorized us to repurchase, through January 2006, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended September 3, 2005, approximately 700,000 shares were repurchased under this program. This program was completed during the quarter.

Item 6.               Exhibits

(a)	Exhibit Index

EXHIBITS

	Exhibit 3.1	Restated Articles of Incorporation of YUM! Brands, Inc.

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Independent Accountants’ Acknowledgement).

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

YUM! BRANDS, INC.
(Registrant)

Date:	October 10, 2005
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 10, 2005	/s/ David C. Novak
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 10, 2005	/s/ Richard T. Carucci
Richard T. Carucci
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended September 3, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 10, 2005
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

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended September 3, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Richard T. Carucci, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 10, 2005
/s/ Richard T. Carucci
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 15

Independent Accountants’ Acknowledgment

The Board of Directors

YUM! Brands, Inc.:

We hereby acknowledge our awareness of the use of our report dated October 10, 2005 included within the Quarterly Report on Form 10-Q of YUM! Brands, Inc. for the twelve and thirty-six weeks ended September 3, 2005, and incorporated by reference in the following Registration Statements:

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

KPMG LLP

Louisville, Kentucky

October 10, 2005

Exhibit 3.1

RESTATED ARTICLES OF INCORPORATION

OF

YUM! Brands, Inc.

FIRST: The name of the corporation is YUM! Brands, Inc., hereinafter referred to as the “Corporation.”

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

(b)

The Board of Directors is authorized, subject to limitations prescribed by the North Carolina Business Corporation Act (“NCBCA”) and these Articles of Incorporation, to adopt and file from time to time articles of amendment that authorize the issuance of Preferred Shares which may be divided into two or more series with such preferences, limitations, and relative rights as the Board of Directors may determine; provided, however, that no holder of any Preferred Share shall be authorized or entitled to receive upon the involuntary liquidation of the Corporation an amount in excess of $100.00 per Preferred Share.

(c)

Series A Junior Participating Preferred Stock. A series of Preferred Shares of the Corporation is hereby created, and the designation and amount thereof and the voting powers, preferences and relative, participating, optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof are as follows:

1.	Designation and Amount. The shares of such series shall be designated as “Series A Junior Participating Preferred Stock” and the number of shares constituting such series shall be 750,000.

2.	Dividends and Distributions.
(A)

Subject to the prior and superior rights of the holders of any Preferred Shares ranking prior and superior to the shares of Series A Junior Participating Preferred Stock with respect to dividends, the holders of shares of Series A Junior Participating Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of January, April, July and October in each year (each such date being referred to herein as a “Quarterly Dividend Payment Date”), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Junior Participating Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $10.00 or (b) subject to the provision for adjustment hereinafter set forth, 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in Common Shares or a subdivision of the outstanding Common Shares (by reclassification or otherwise), declared on the Common Shares of the Corporation since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Junior Participating Preferred Stock. In the event the Corporation shall at any time after July 21, 1998 (the “Rights Declaration Date”) (i) declare any dividend on Common Shares payable in Common Shares,(ii) subdivide the outstanding Common Shares, or (iii) combine the outstanding Common Shares into a smaller number of shares, then in each such case the amount to which holders of shares of Series A Junior Participating Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of Common Shares outstanding immediately after such event and the denominator of which is the number of Common Shares that were outstanding immediately prior to such event.

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

(v)

Immediately upon the expiration of a default period, (x) the right of the holders of Preferred Shares as a class to elect directors shall cease, (y) the term of any directors elected by the holders of Preferred Shares as a class shall terminate, and (z) the number of directors shall be such number as may be provided for in the Restated Articles of Incorporation or By-laws of the Corporation (the “By-laws”) irrespective of any increase made pursuant to the provisions of Paragraph (C)(ii) of this Section 3 (such number being subject, however, to change thereafter in any manner provided by law or in the Restated Articles of Incorporation or By-laws). Any vacancies in the Board of Directors effected by the provisions of clauses (y) and (z) in the preceding sentence may be filled by a majority of the remaining directors.

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
(A)

Upon any liquidation, dissolution or winding up of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Junior Participating Preferred Stock unless, prior thereto, the holders of shares of Series A Junior Participating Preferred Stock shall have received an amount equal to $1,000 per share of Series A Participating Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment (the “Series A Liquidation Preference”). Following the payment of the full amount of the Series A Liquidation Preference, no additional distributions shall be made to the holders of shares of Series A Junior Participating Preferred Stock unless, prior thereto, the holders of Common Shares shall have received an amount per share (the “Common Adjustment”) equal to the quotient obtained by dividing (i) the Series A Liquidation Preference by (ii) 1,000 (as appropriately adjusted as set forth in subparagraph (C) below to reflect such events as stock splits, stock dividends and recapitalizations with respect to the Common Shares) (such number in clause (ii), the “Adjustment Number”). Following the payment of the full amount of the Series A Liquidation Preference and the Common Adjustment in respect of all outstanding shares of Series A Junior Participating Preferred Stock and Common Shares, respectively, holders of Series A Junior Participating Preferred Stock and holders of Common Shares shall receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to 1 with respect to such Preferred Shares and Common Shares, on a per share basis, respectively.

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
9.

Ranking. The Series A Junior Participating Preferred Stock shall rank junior to all other series of the Corporation’s Preferred Shares, if any, as to the payment of dividends and the distribution of assets, unless the terms of any such series shall provide otherwise.

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

11.

Fractional Shares. Series A Junior Participating Preferred Stock may be issued in fractions of a share which shall entitle the holder, in proportion to such holder’s fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Junior Participating Preferred Stock.

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

(b)

The number of Directors constituting the Board of Directors shall not be less than three nor more than fifteen, as may be fixed from time to time by resolution duly adopted by the Board of Directors. Each director shall be elected to serve a term of one year, with each director’s term to expire at the annual meeting next following the director’s election as a Director. Notwithstanding the expiration of the term of a Director, the Director shall continue to hold office until a successor shall be elected and qualified.

(c)

A vacancy occurring on the Board of Directors, including, without limitation, a vacancy resulting from an increase in the number of Directors or from the failure by Shareholders of the Corporation to elect the full authorized number of Directors, may only be filled by a majority of the remaining Directors or by the sole remaining Director in office. In the event of the death, resignation, retirement, removal or disqualification of a Director during his elected term of office, his successor shall serve until the next Shareholders’ meeting at which Directors are elected.

(d)	The Board of Directors may adopt, amend or repeal the Corporation’s Bylaws, in whole or in part, including amendment or repeal of any Bylaw adopted by the Shareholders of the Corporation.

(e)	The Corporation may in its Bylaws confer upon Directors powers additional to the foregoing and the powers and authorities conferred upon them by statute.

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

(c)

A person entitled to indemnification hereunder shall also be paid reasonable costs, expenses and attorneys’ fees (including expenses) in connection with the enforcement of rights to the indemnification granted hereunder.

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

