Form 10-K
YUM BRANDS INC
filed 2006-03-03
CIK 1041061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005

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

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act. Yes|X| No |_|

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes|_| No |X|

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act (Check one): Large accelerated filer: |X| Accelerated filer:|_| Non-accelerated filer:

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

         The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 11, 2005 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was $15,137,243,884. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

         The number of shares outstanding of the registrant’s Common Stock as of February 24, 2006 was 275,830,856 shares.

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

YUM, the registrant, together with its subsidiaries, is referred to in this Form 10-K annual report (“Form 10-K”) as the Company. The terms “we,” “us” and “our” are also used in the Form 10-K to refer to the Company.

This Form 10-K should be read in conjunction with the Cautionary Statements on page 52.

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

(b)	Financial Information about Operating Segments

YUM consists of six operating segments: KFC, Pizza Hut, Taco Bell, LJS/A&W, YUM Restaurants International (“YRI” or “International Division”) and YUM Restaurants China (“China Division”). For financial reporting purposes, management considers the four U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment. In 2005, we began reporting information for our international business in two separate operating segments as a result of changes to our management reporting structure. The China Division includes mainland China (“China”), Thailand and KFC Taiwan, and the International Division includes the remainder of our international operations.

Operating segment information for the years ended December 31, 2005, December 25, 2004 and December 27, 2003 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 25 through 52 and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 53 through 96.

(c)	Narrative Description of Business

General

YUM is the world’s largest quick service restaurant (“QSR”) company based on number of system units, with over 34,000 units in more than 100 countries and territories. Through the five concepts of KFC, Pizza Hut, Taco Bell, LJS, and A&W (the “Concepts”), the Company develops, operates, franchises and licenses a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items. In all five of its Concepts, the Company either operates units or they are operated by independent franchisees or licensees under the terms of franchise or license agreements. Franchisees can range in size from individuals owning just one unit to large publicly traded companies. In addition, the Company owns non-controlling interests in Unconsolidated Affiliates who operate similar to franchisees. As of year-end 2005, approximately 22 percent of YUM’s worldwide units were operated by the Company, approximately 66 percent by franchisees, approximately 7 percent by licensees and approximately 5 percent by Unconsolidated Affiliates.

At year-end 2005, we had over 20,000 system units, including over 3,000 multi-branded units, in the U.S. which generated revenues of $5.9 billion and operating profit of $760 million during 2005. As of year-end 2005, approximately 23 percent of U.S. units were operated by the Company, approximately 66 percent by franchisees and approximately 11 percent by licensees.

The International Division, based in Dallas, Texas, comprises over 11,000 restaurants, primarily KFCs and Pizza Huts, operating in over 100 countries outside the U.S. In 2005, YRI achieved revenues of $2.1 billion and operating profit of $372 million. As of year-end 2005, approximately 12 percent of International Division units were operated by the Company, approximately 77 percent by franchisees, approximately 2 percent by licensees and approximately 9 percent by Unconsolidated Affiliates. In 2005, YRI opened more than 700 new restaurants for the sixth straight year.

The China Division, based in Shanghai, China, has been reported separately since the beginning of 2005. The China Division has more than 2,200 system restaurants, predominately KFCs. In 2005, the China Division achieved revenues of nearly $1.3 billion and operating profit of $211 million. As of year-end 2005, approximately 67 percent of China Division units were operated by the Company, approximately 9 percent by franchisees and approximately 24 percent by Unconsolidated Affiliates.

Restaurant Concepts

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

The Company is actively pursuing the strategy of multibranding, primarily in the U.S., where two or more of its Concepts are operated in a single unit. By combining two or more restaurant concepts, particularly those that have complementary daypart strengths in one location, the Company believes it can generate higher sales volumes from such units, significantly improve returns on per unit investment, and enhance its ability to penetrate a greater number of trade areas throughout the U.S. Through market planning initiatives encompassing all of its Concepts, the Company has established, and annually updates, multi-year development plans by trade area to optimize franchise and company penetration of its Concepts and to improve returns on its existing asset base. The development of multibranded units may be limited, in some instances, by prior development and/or territory rights granted to franchisees.

At year-end 2005, there were 3,289 multibranded units in the worldwide system. These units were comprised of 2,548 units offering food products from two of the Concepts (a “2n1”), 48 units offering food products from three of the Concepts (a “3n1”), and 669 units offering food products from Pizza Hut and WingStreet, a flavored chicken wings concept. YUM has developed 24 units offering food products from KFC and Wing Works, another flavored chicken wings concept developed by YUM.

Following is a brief description of each concept:

KFC

•

KFC was founded in Corbin, Kentucky by Colonel Harland D. Sanders, an early developer of the quick service food business and a pioneer of the restaurant franchise concept. The Colonel perfected his secret blend of 11 herbs and spices for Kentucky Fried Chicken in 1939 and signed up his first franchisee in 1952. KFC is based in Louisville, Kentucky.

•

As of year-end 2005, KFC was the leader in the U.S. chicken QSR segment among companies featuring chicken-on-the-bone as their primary product offering, with a 47 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment which is nearly four times that of its closest national competitor.

•

KFC operates in 96 countries and territories throughout the world. As of year-end 2005, KFC had 5,443 units in the U.S., and 8,288 units outside the U.S. Approximately 21 percent of the U.S. units and 24 percent of the non-U.S. units are operated by the Company.

•

Traditional KFC restaurants in the U.S. offer fried chicken-on-the-bone products, primarily marketed under the names Original Recipe and Extra Tasty Crispy. Other principal entree items include chicken sandwiches (including the Snacker and the Twister), Colonel’s Crispy Strips, Wings, Popcorn Chicken and, seasonally, Chunky Chicken Pot Pies. KFC restaurants in the U.S. also offer a variety of side items, such as biscuits, mashed potatoes and gravy, coleslaw, corn, and potato wedges, as well as desserts. While many of these products are offered outside of the U.S., international menus are more focused on chicken sandwiches and Colonel’s Crispy Strips, and include side items that are suited to local preferences and tastes. Restaurant decor throughout the world is characterized by the image of the Colonel.

Pizza Hut

•

The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, and within a year, the first franchise unit was opened. Today, Pizza Hut is the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products. Pizza Hut is based in Dallas, Texas.

•	As of year-end 2005, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 15 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•

Pizza Hut operates in 91 countries and territories throughout the world. As of year-end 2005, Pizza Hut had 7,566 units in the U.S., and 5,006 units outside of the U.S. Approximately 22 percent of the U.S. units and 18 percent of the non-U.S. units are operated by the Company.

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

Taco Bell

•	The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold. Taco Bell is based in Irvine, California.

•	As of year-end 2005, Taco Bell was the leader in the U.S. Mexican QSR segment, with a 60 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•

Taco Bell operates in 14 countries and territories throughout the world. As of year-end 2005, there were 5,845 Taco Bell units in the U.S., and 245 units outside of the U.S. Approximately 21 percent of the U.S. units and 1 percent of the non-U.S. units are operated by the Company.

•

Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, gorditas, chalupas, quesadillas, salads, nachos and other related items. Additionally, proprietary entrée items include Grilled Stuft Burritos and Border Bowls. Taco Bell units feature a distinctive bell logo on their signage.

LJS

•	The first LJS restaurant opened in 1969 and the first LJS franchise unit opened later the same year. LJS is based in Louisville, Kentucky.

•	As of year-end 2005, LJS was the leader in the U.S. seafood QSR segment, with a 33 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•

LJS operates in 6 countries and territories throughout the world. As of year-end 2005, there were 1,169 LJS units in the U.S., and 34 units outside the U.S. Approximately 52 percent of the U.S. units are operated by the Company. All non-U.S. units are operated by franchisees or licensees.

•

LJS features a variety of seafood items, including meals featuring batter-dipped fish, chicken, shrimp, hushpuppies and portable snack items. LJS units typically feature a distinctive seaside/nautical theme.

A&W

•	A&W was founded in Lodi, California by Roy Allen in 1919 and the first A&W franchise unit opened in 1925. A&W is based in Louisville, Kentucky.

•

A&W operates in 11 countries and territories throughout the world. As of year-end 2005, there were 449 A&W units in the U.S., and 229 units outside the U.S. Approximately 3 percent of the U.S. units are operated by the Company. All non-U.S. units are operated by franchisees or licensees.

•	A&W serves A&W draft Root Beer and a signature A&W Root Beer float, as well as hot dogs and all-American pure-beef hamburgers.

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

The Company’s restaurant management structure varies by concept and unit size. Generally, each Company restaurant is led by a restaurant general manager (“RGM”), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant. In the U.S., the average restaurant has 25 to 30 employees, while internationally this figure can be significantly higher depending on the location and sales volume of the restaurant. Most of the employees work on a part-time basis. We issue detailed manuals, which may then be customized to meet local regulations and customs, covering all aspects of restaurant operations, including food handling and product preparation procedures, safety and quality issues, equipment maintenance, facility standards and accounting control procedures. The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. CHAMPS – which stands for Cleanliness, Hospitality, Accuracy, Maintenance, Product Quality and Speed of Service – is our core systemwide program for training, measuring and rewarding employee performance against key customer measures. CHAMPS is intended to align the operating processes of our entire system around one set of standards. RGMs’ efforts, including CHAMPS performance measures, are monitored by Area Coaches. Area Coaches typically work with approximately six to twelve restaurants. The Company’s restaurants are visited from time to time by various senior operators who help ensure adherence to system standards and mentor restaurant team members.

RGMs attend and complete their respective Concepts’ required training programs. These programs consist of initial training, as well as additional continuing development and training programs that may be offered or required from time to time. Initial manager training programs generally last at least six weeks and emphasize leadership, business management, supervisory skills (including training, coaching, and recruiting), product preparation and production, safety, quality control, customer service, labor management, and equipment maintenance.

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

Most food products, paper and packaging supplies, and equipment used in the operation of the Company’s restaurants are distributed to individual restaurant units by third party distribution companies. Since November 30, 2000, McLane Company, Inc. (“McLane”) has been the exclusive distributor for Company-operated KFCs, Pizza Huts and Taco Bells in the U.S. and for a substantial number of franchisee and licensee stores. McLane became the distributor when it assumed all supply and distribution responsibilities under an existing agreement between AmeriServe Food Distribution, Inc. (“AmeriServe”) and the Company (the “AmeriServe Agreement”). McLane acquired AmeriServe after AmeriServe emerged from Chapter 11 bankruptcy on November 28, 2000. A discussion of the impact of the AmeriServe bankruptcy reorganization process on the Company is contained in Note 4 to the Consolidated Financial Statements. The terms of the AmeriServe agreement with the Company extend through October 31, 2010 and generally prohibit KFC, Pizza Hut and Taco Bell restaurants from using alternative distributors in the U.S. The Company stores within the LJS system are covered under a separate agreement with McLane.

The International and China Divisions and their franchisees use decentralized sourcing and distribution systems involving many different global, regional, and local suppliers and distributors. In certain countries, the International Division owns all or a portion of the distribution system. The China Division also owns all of the distribution system in mainland China, while the distribution systems for KFC Taiwan and Thailand are dependent on third-parties.

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

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7, pages 25 through 52 and the Consolidated Statements of Cash Flows in Part II, Item 8, page 57.

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

Competition

The retail food industry, in which the Company competes, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including the QSR segment), and is intensely competitive with respect to food quality, price, service, convenience, location and concept. The industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power. Each of the Concepts compete with international, national and regional restaurant chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees. In 2005, the restaurant business in the U.S. consisted of about 900,000 restaurants representing approximately $476 billion in annual sales. The Company’s Concepts accounted for about 2% of those restaurants and about 4% of those sales. There is currently no way to reasonably estimate the size of the competitive market outside the U.S.

Research and Development (“R&D”)

The Company operates R&D facilities in Louisville, Kentucky; Dallas, Texas; and Irvine, California and in several locations outside the U.S. The Company expensed $33 million in 2005 and $26 million in both 2004 and 2003, for R&D activities. From time to time, independent suppliers also conduct research and development activities for the benefit of the YUM system.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures. However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2005, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Government Regulation

U.S. The Company is subject to various federal, state and local laws affecting its business. Each of the Company’s restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality in which the restaurant is located. In addition, the Company must comply with various state laws that regulate the franchisor/franchisee relationship. To date, the Company has not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

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

International and China Divisions. The Company’s restaurants outside the U.S. are subject to national and local laws and regulations which are similar to those affecting the Company’s U.S. restaurants, including laws and regulations concerning labor, health, sanitation and safety. The international restaurants are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment. International compliance with environmental requirements has not had a material adverse effect on the Company’s results of operations, capital expenditures or competitive position.

Employees

As of year-end 2005, the Company employed over 272,000 persons, approximately 78 percent of whom were part-time. Approximately 46 percent of the Company’s employees are employed in the U.S. The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors. Most Company employees are paid on an hourly basis. Some of the Company’s non-U.S. employees are subject to labor council relationships that vary due to the diverse cultures in which the Company operates. The Company considers its employee relations to be good.

(d)	Financial Information about Geographic Areas

Financial information about our significant geographic areas (U.S., International Division and China Division) is incorporated herein by reference from Selected Financial Data in Part II, Item 6, page 23; Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 25 through 52; and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 53 through 96.

(e)	Available Information

The Company makes available through the Investor Relations section of its internet website at www.yum.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. Our Corporate Governance Principles and our Code of Conduct are also located within this section of the website. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document. These documents, as well as our SEC filings, are available in print to any shareholder who requests a copy from our Investor Relations Department.

Item 1A.	Risk Factors.

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. The following are some of the more significant factors that could affect our business and our results of operations. Other factors may exist that the Company cannot anticipate or that the Company does not consider to be significant based on information that is currently available.

Health concerns arising from outbreaks of Avian Flu may have an adverse effect on our business.

In 2004 and 2005, Asian and European countries experienced outbreaks of Avian Flu, and some commentators have hypothesized that further outbreaks could occur and reach pandemic levels. While fully-cooked chicken has been determined to be safe for consumption, and while the Company has taken and continues to take measures to anticipate and minimize the effect of these outbreaks on our business, any further outbreaks could adversely affect the price and availability of poultry and cause customers to shift their preferences. In addition, outbreaks on a widespread basis could also affect our ability to attract and retain employees.

Food safety and food-borne illness concerns may have an adverse effect on our business.

The Company considers food safety a top priority and dedicates substantial resources to ensure that our customers enjoy safe, quality food products. However, food-borne illnesses (such as E. coli, hepatitis A, trichinosis or salmonella) and food safety issues have occurred in the past, and could occur in the future. If such instances of food-borne illness or other food safety issues were to occur, whether at our restaurants or those of our competitors, negative publicity could result which could adversely affect sales and profitability. If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. Additionally, the occurrence of food-borne illnesses or food safety issues could adversely affect the price and availability of affected ingredients. Finally, like other companies in the restaurant industry, some of our products may contain genetically engineered food products; increased regulation of and opposition to genetically engineered food products have on occasion and may in the future force us to use alternative sources at increased costs.

Our foreign operations subject us to risks that could negatively affect our business.

Our restaurants are operated in numerous countries and territories and our foreign business is significant. We intend to further expand our international operations over the next several years. As a result, our business and operations are subject to the risk of changes in economic conditions, tax systems, consumer preferences, social conditions and political conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where our restaurants are operated, as well as changes in United States laws and regulations relating to foreign trade and investment. In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates, which may favorably or adversely affect reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

Mainland China is one of our fastest developing markets. Any significant or prolonged deterioration in U.S.-China relations could adversely affect our China business. Our growing investments in our China operations will increase our exposure in this market. Many of the risks and uncertainties of doing business in China are solely within the control of the Chinese government. China’s government regulates the scope of our foreign investments and business conducted within China. Although management believes it has structured our China operations to comply with local laws, there are uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If we were unable to enforce our intellectual property and contract rights in China, our business would be adversely impacted.

Changes in commodity and other operating costs or supply chain and business disruptions could adversely affect our results of operations.

While the Company takes measures to anticipate and react to changes in food and supply costs, any increase in the prices of the ingredients most critical to our menu, such as beef, chicken, cheese and produce, among others, could adversely affect our operating results. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls, labor disputes and government regulations. In addition to food, we purchase electricity, oil and natural gas needed to operate our restaurants, and suppliers purchase gasoline needed to transport food and supplies to us. Any significant increase in energy costs could adversely affect our business through higher rates and the imposition of fuel surcharges by our suppliers. Because we provide moderately priced food, we may choose not to, or be unable to, pass along commodity price increases to our customers. Additionally, significant increases in gasoline prices could result in a decrease of customer traffic at our restaurants. We rely on third party distribution companies to deliver food and supplies to our stores. Interruption of distribution services due to financial distress or other issues could impact our operations. Our operating costs also include premiums that we pay for our insurance (including workers’ compensation, general liability, property and health) which may increase over time, thereby further increasing our costs. Finally, our industry is susceptible to natural disasters which could result in restaurant closures and business disruptions.

Our operating results are closely tied to the success of our Concepts’ franchisees.

As a result of our franchising programs, our operating results are dependent upon the sales volumes and viability of our franchisees. Any significant inability of our franchisees to operate successfully could adversely affect our operating results. Franchisees may not have access to the financial or management resources that they need to open or continue operating the restaurants contemplated by their franchise agreements with us, or be able to find suitable sites on which to develop them. In addition, franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. Our franchisees generally depend upon financing from banks and other financial institutions in order to construct and open new restaurants. In some instances, financing has been difficult to obtain for some operators. Any of these problems could slow our planned growth.

We could be party to litigation that could adversely affect us by increasing our expenses or subjecting us to material money damages and other remedies.

As a restaurant industry participant, we are susceptible to claims filed by customers alleging that we are responsible for an illness or injury they suffered at or after a visit to our restaurants. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment for significant monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results.

In addition, the restaurant industry has been subject to claims that relate to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to the obesity of some guests. We may also be subject to this type of claim in the future and, even if we are not, publicity about these matters (particularly directed at the quick service and fast-casual segments of the industry) may harm our reputation and adversely affect our results.

Changes in governmental regulations may adversely affect our business operations.

We and our franchisees are subject to various federal, state and local regulations. Each of our restaurants is subject to state and local licensing and regulation by health, sanitation, food and workplace safety and other agencies. Requirements of local authorities with respect to zoning, land use, licensing, permitting and environmental factors could delay or prevent development of new restaurants in particular locations.

We are subject to the U.S. Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. The expenses associated with any facilities modifications required by these laws could be material. Our operations are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, family leave mandates and a variety of similar state laws that govern these and other employment law matters. The compliance costs associated with these laws and evolving regulations could be substantial.

We may not attain our target development goals.

We are pursuing a disciplined growth strategy, which, to be successful, will depend in large part on our ability and the ability of our franchisees to upgrade existing restaurants and open new restaurants, and to operate these restaurants on a profitable basis. We cannot guarantee that we, or our franchisees, will be able to achieve our expansion goals or that new, upgraded or converted restaurants will be operated profitably. Further, there is no assurance that any restaurant we open or convert will obtain operating results similar to those of our existing restaurants. The success of our planned expansion, including our multibranding initiatives, will depend upon numerous factors, many of which are beyond our control.

The restaurant industry in which we operate is highly competitive.

The restaurant industry in which we operate is highly competitive with respect to price and quality of food products, new product development, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties. If our restaurants and franchised restaurants are unable to compete successfully with other restaurants in new and existing markets, our business could be adversely affected. In the restaurant industry, labor is a primary operating cost component. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could harm our results of operations.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year-end 2005, the Company owned over 2,000 units and leased land, building or both in over 5,500 units worldwide. These units are further detailed as follows:

•	The U.S. owned over 1,700 units and leased land, building or both in over 2,900 units,
•	The International Division owned over 200 units and leased land, building or both in over 1,000 units, and
•	The China Division leased land, building or both in over 1,500 units.

Company restaurants in the U.S. which are not owned are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with short renewal options. Company restaurants in the International Division which are not owned have initial lease terms and renewal options that vary by country. Company restaurants in the China Division which are not owned are generally leased for initial terms of 10 to 15 years and generally do not have renewal options. The Company generally does not lease or sub-lease units that it owns or leases to franchisees.

Pizza Hut and YRI lease their corporate headquarters and a research facility in Dallas, Texas. Taco Bell leases its corporate headquarters and research facility in Irvine, California. KFC owns its and LJS’s, A&W’s and YUM’s corporate headquarters and a research facility in Louisville, Kentucky. In addition, YUM leases office facilities for certain support groups in Louisville, Kentucky. The China Division leases their corporate headquarters in Shanghai, China. Additional information about the Company’s properties is included in the Consolidated Financial Statements and footnotes in Part II, Item 8, pages 53 through 96.

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

Franchising

A substantial number of the restaurants of each of the Concepts are franchised to independent businesses operating under arrangements with the Concepts. In the course of the franchise relationship, occasional disputes arise between the Company and its Concepts’ franchisees relating to a broad range of subjects, including, without limitation, quality, service, and cleanliness issues, contentions regarding grants, transfers or terminations of franchises, territorial disputes and delinquent payments.

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

Employees

At any given time, the Company or its affiliates employ hundreds of thousands of persons, primarily in its restaurants. In addition, each year thousands of persons seek employment with the Company and its restaurants. From time to time, disputes arise regarding employee hiring, compensation, termination and promotion practices.

Like other retail employers, the Company has been faced in a few states with allegations of purported class-wide wage and hour violations.

On August 13, 2003, a class action lawsuit against Pizza Hut, Inc., entitled Coldiron v. Pizza Hut, Inc., was filed in the United States District Court, Central District of California. Plaintiff alleges that she and other current and former Pizza Hut Restaurant General Managers (“RGMs”) were improperly classified as exempt employees under the U.S. Fair Labor Standards Act (“FLSA”). There is also a pendent state law claim, alleging that current and former RGMs in California were misclassified under that state’s law. Plaintiff seeks unpaid overtime wages and penalties. On May 5, 2004, the District Court granted conditional certification of a nationwide class of RGMs under the FLSA claim, providing notice to prospective class members and an opportunity to join the class. Approximately 12 percent of the eligible class members have elected to join the litigation. However, on June 30, 2005, the District Court granted Pizza Hut’s motion to strike all FLSA class members who joined the litigation after July 15, 2004. The effect of this order is to reduce the number of FLSA class members to only approximately 88 (or approximately 2.5% of the eligible class members).

In November 2005, the parties agreed to a settlement. Pizza Hut believes that definitive settlement documents will be preliminarily and finally approved by the Court within sixty to ninety days following submission of the documents to the Court. We have provided for this settlement amount in our Consolidated Financial Statements.

On November 26, 2001, a lawsuit against Long John Silver’s, Inc. (“LJS”) entitled Kevin Johnson, on behalf of himself and all others similarly situated v. Long John Silver’s, Inc. (“Johnson”) was filed in the United States District Court for the Middle District of Tennessee, Nashville Division. Johnson’s suit alleged that LJS’s former “Security/Restitution for

Losses” policy (the “Policy”) provided for deductions from RGMs and Assistant Restaurant General Managers (“ARGMs”) salaries that violate the salary basis test for exempt personnel under regulations issued pursuant to the FLSA. Johnson alleged that all RGMs and ARGMs who were employed by LJS for the three year period prior to the lawsuit – i.e., since November 26, 1998 – should be treated as the equivalent of hourly employees and thus were eligible under the FLSA for overtime for any hours worked over 40 during all weeks in the recovery period. In addition, Johnson claimed that the potential members of the class are entitled to certain liquidated damages and attorney’s fees under the FLSA.

LJS believed that Johnson’s claims, as well as the claims of all other similarly situated parties, should be resolved in individual arbitrations pursuant to LJS’s Dispute Resolution Program (“DRP”), and that a collective action to resolve these claims in court was clearly inappropriate under the current state of the law. Accordingly, LJS moved to compel arbitration in the Johnson case. LJS and Johnson also agreed to stay the action effective December 17, 2001, pending mediation and entered into a tolling agreement for that purpose. After mediation did not resolve the case, and after limited discovery and a hearing, the Court determined on June 7, 2004, that Johnson’s individual claims should be referred to arbitration. Johnson appealed, and the decision of the District Court was affirmed in all respects by the United States Court of Appeals for the Sixth Circuit on July 5, 2005.

On December 19, 2003, counsel for plaintiff in the above referenced Johnson lawsuit, filed a separate demand for arbitration with the American Arbitration Association (“AAA”) on behalf of former LJS managers Erin Cole and Nick Kaufman, who reside in South Carolina (the “Cole Arbitration”). Claimants in the Cole Arbitration demand a class arbitration on behalf of the same putative class - and the same underlying FLSA claims - as were alleged in the Johnson lawsuit. The complaint in the Cole Arbitration subsequently was amended to allege a practice of deductions (distinct from the allegations as to the Policy) in violation of the FLSA salary basis test, and to add Victoria McWhorter, another LJS former manager, as an additional claimant. LJS has denied the claims and the putative class alleged in the Cole Arbitration, and it is LJS’s position that the claims of Cole, Kaufman, and McWhorter should be individually arbitrated.

Arbitrations under LJS’s DRP, including the Cole Arbitration, are governed by the rules of the AAA. In October 2003, the AAA adopted its Supplementary Rules for Class Arbitrations (“AAA Class Rules”). The AAA appointed an arbitrator for the Cole Arbitration. On June 15, 2004, the arbitrator issued a clause construction award, ruling that the DRP does not preclude class arbitration. LJS moved to vacate the clause construction award in the United States District Court for the District of South Carolina. On September 15, 2005, the federal court in South Carolina ruled that it did not have jurisdiction to hear LJS’s motion to vacate. LJS has appealed the U.S. District Court’s ruling to the United States Court of Appeals for the Fourth Circuit. While judicial review of the clause construction award was pending, the arbitrator permitted claimants to move for a class determination award, which was opposed by LJS. On September 19, 2005, the arbitrator issued a class determination award, certifying a class of LJS’s RGMs and ARGMs employed between December 17, 1998, and August 22, 2004, on FLSA claims, to proceed on an opt-out basis under the AAA Class Rules. That class determination award was upheld on appeal by the United States District Court for the District of South Carolina on January 20, 2006. LJS has appealed the ruling of the U.S. District Court to the United States Court of Appeals for the Fourth Circuit.

LJS believes that the DRP provides for individual arbitrations. LJS also believes that if the Cole Arbitration must proceed on a class basis, (i) the proceedings should be governed by the opt-in collective action structure of the FLSA, (ii) a class should not be certified under the applicable provisions of the FLSA, and (iii) each individual should not be able to recover for more than two years (and a maximum three years) prior to the date they file a consent to join the arbitration. We have provided for the estimated costs of the Cole Arbitration, based on a projection of eligible claims, the amount of each eligible claim, the estimated legal fees incurred by the claimants and the results of settlement negotiations in this and other wage and hour litigation matters. But in view of the novelties of proceeding under the AAA Class Rules and the inherent uncertainties of litigation, there can be no assurance that the outcome of the arbitration will not result in losses in excess of those currently provided for.

On September 21, 2005, a collective action lawsuit against the Company and KFC Corporation, originally entitled Parler v. Yum Brands, Inc., d/b/a KFC, and KFC Corporation, was filed in the United States District Court for the District of

Minnesota. Plaintiff alleges that he and other current and former KFC Assistant Unit Managers (“AUM’s”) were improperly classified as exempt employees under FLSA. Plaintiff seeks overtime wages and liquidated damages. On January 17, 2006, the District Court dismissed the claims against the Company with prejudice, leaving KFC Corporation as the sole defendant. Notice will be mailed to current and former KFC AUM’s advising them of the litigation and providing an opportunity to join the case if they choose to do so.

We believe that KFC has properly classified its AUM’s as exempt under the FLSA and accordingly intend to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

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

Pursuant to the parties’ agreement, on or about August 31, 2004, the District Court ordered that the trial of this action be bifurcated so that stage one will resolve Plaintiffs’ claims for equitable relief and stage two will resolve Plaintiffs’ claims for damages. The parties are currently proceeding with the equitable relief stage of this action. During this stage, Taco Bell filed a motion to partially decertify the class to exclude from the Rule 23(b)(2) class claims for monetary damages. The District Court denied the motion. Plaintiffs filed their own motion for partial summary judgment as to liability relating to a subset of the California Restaurants. The District Court denied that motion as well. Discovery is ongoing as of the date of this report.

Taco Bell has denied liability and intends to vigorously defend against all claims in this lawsuit. Although this lawsuit is at a relatively early stage in the proceedings, it is likely that certain of the California Restaurants will be determined to be not fully compliant with accessibility laws and that Taco Bell will be required to take certain steps to make those restaurants fully compliant. However, at this time, it is not possible to estimate with reasonable certainty the potential costs to bring any non compliant California Restaurants into compliance with applicable state and federal disability access laws. Nor is it possible at this time to reasonably estimate the probability or amount of liability for monetary damages on a class wide basis to Taco Bell.

Intellectual Property

The Company has registered trademarks and service marks, many of which are of material importance to the Company’s business. From time to time, the Company may become involved in litigation to defend and protect its use of its registered marks.

Other Litigation

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. (“Wrench”) was filed in the United States District Court for the Western District of Michigan. The lawsuit alleged that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. The plaintiffs sought to recover monetary damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit and oral arguments were held on September 20, 2000. On July 6, 2001, the Sixth Circuit Court of Appeals reversed the District Court’s judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Sixth Circuit Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case was returned to District Court for trial which began on May 14, 2003 and on June 4, 2003 the jury awarded $30 million to the plaintiffs. Subsequently, the plaintiffs moved to amend the judgment to include pre-judgment interest and post-judgment interest and Taco Bell filed its post-trial motion for judgment as a matter of law or a new trial. On September 9, 2003, the District Court denied Taco Bells’ motion and granted the plaintiffs’ motion to amend the judgment.

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

Item 4.             Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of 2005.

Executive Officers of the Registrant

The executive officers of the Company as of February 24, 2006, and their ages and current positions as of that date are as follows:

Name	Age	Position
David C. Novak	53	Chairman of the Board, Chief Executive Officer and President
Richard T. Carucci	48	Chief Financial Officer
Greg Creed	48	Chief Operating Officer
Christian L. Campbell	55	Senior Vice President, General Counsel, Secretary and Chief Franchise Policy Officer
Jonathan D. Blum	47	Senior Vice President – Public Affairs
Charles E. Rawley, III	55	Chief Development Officer
Anne P. Byerlein	47	Chief People Officer
Ted F. Knopf	54	Senior Vice President Finance and Corporate Controller
Gregg R. Dedrick	46	President and Chief Concept Officer, KFC
Peter R. Hearl	54	President and Chief Concept Officer, Pizza Hut
Emil J. Brolick	58	President and Chief Concept Officer, Taco Bell
Graham D. Allan	50	President, YUM! Restaurants International
Samuel Su	53	President, YUM! Restaurants China

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

Richard T. Carucci is Chief Financial Officer of YUM. He has served in this position since March 2005. From October 2004 to February 2005, he served as Senior Vice President, Finance and Chief Financial Officer – Designate of YUM. From May 2003 to October 2004, he served as Executive Vice President and Chief Development Officer of YRI. From November 2002 to May 2003, he served as Senior Vice President for YRI and also assisted Pizza Hut in asset strategy development. From November 1999 to July 2002, he was Chief Financial Officer of YRI.

Greg Creed is Chief Operating Officer of YUM. He has served in this position since December 2005. Mr. Creed served as Chief Marketing Officer of Taco Bell since 2001. From 1997 to 2001, Mr. Creed served as Chief Marketing Officer and Interim General Manager of the KFC and Pizza Hut businesses in Australia.

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

Charles E. Rawley, III is Chief Development Officer of YUM. He has served in this position since January of 2001. Prior to that, he served as President and Chief Operating Officer of KFC. Mr. Rawley assumed his position of Chief Operating Officer in 1995 and President in 1998. Mr. Rawley joined KFC in 1985 as a Director of Operations. He served as Vice President of Operations for the Southwest, West, Northeast, and Mid-Atlantic Divisions from 1988 to 1994, when he became Senior Vice President, Concept Development for KFC.

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

Ted F. Knopf is Senior Vice President Finance and Corporate Controller of YUM. He has served in this position since April 2005. From September 2001 to April 2005, Mr. Knopf served as Vice President of Corporate Planning and Strategy. From July 2000 until August 2001, he served as Chief Financial Officer for Yum Restaurant Services, Group, Inc. (“YRSG”), a subsidiary of the Company. From October 1997 until June 2000, Mr. Knopf served as Controller of YRSG.

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

Peter R. Hearl is President and Chief Concept Officer of Pizza Hut. He has served in this position since November 2002. Prior to this position, he was Chief People Officer and Executive Vice President of YUM, a position he held from January 2002 until November 2002. From December 1998 to January 2002, he served as Executive Vice President of YRI. Prior to that, he was Regional Vice President for YRI in Asia Pacific, a position he assumed in October 1997. From March 1996 to September 1997, Mr. Hearl was Regional Vice President for YRI with responsibility for Australia, New Zealand and South Africa. Prior to that, he was Regional Vice President for KFC with responsibility for the United Kingdom, Ireland and South Africa, a position he assumed in January 1995. From September 1993 to December 1994, Mr. Hearl was Regional Vice President for KFC Europe.

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

Graham D. Allan is the President of YRI. He has served in this position since November 2003. Immediately prior to this position he served as Executive Vice President of YRI. From December 2000 to January 2003, Mr. Allan was the Managing Director of YRI. Prior to that, he was Managing Director of KFC in the United Kingdom from 1996 until November 2000.

Samuel Su is the President of YUM! Restaurants China. He has served in this position since 1997. Prior to this, he was the Vice President of North Asia for both KFC and Pizza Hut. Mr. Su started his career with YUM in 1989 as KFC International’s Director of Marketing for the North Pacific area.

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

	2005
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$51.65	$45.12	$0.10	$0.10
Second	53.09	46.96	0.115	0.10
Third	53.29	46.86	—	0.115
Fourth	52.17	46.70	0.23	0.115

	2004
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$38.28	$32.56	$—	$—
Second	39.50	35.72	0.10	—
Third	40.13	35.88	—	0.10
Fourth	46.95	39.33	0.20	0.10

The Company initiated quarterly dividends payments to its stockholders in 2004. In 2004, the Company declared three cash dividends of $0.10 per share of common stock. In 2005, the Company declared one cash dividend of $0.10 per share of common stock and three cash dividends of $0.115 per share of common stock. The last dividend declared in 2005 had a distribution date of February 3, 2006. Going forward, the Company is targeting dividend payments equating to a payout ratio of 15% to 20% of net income.

As of February 24, 2006, there were approximately 94,798 registered holders of record of the Company’s common stock.

The Company had no sales of unregistered securities during 2005, 2004 or 2003.

Issuer Purchases of Equity Securities

The following table provides information as of December 31, 2005 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 10
9/4/05 – 10/1/05	917,900	$49.38	917,900	$302,272,280

Period 11
10/2/05 – 10/29/05	2,187,300	$49.92	2,187,300	$193,077,104

Period 12
10/30/05 – 11/26/05	1,867,000	$48.44	1,867,000	$602,642,024

Period 13
11/27/05 – 12/31/05	2,755,900	$48.47	2,755,900	$469,075,032

Total	7,728,100	$48.98	7,728,100	$469,075,032

In May 2005, our Board of Directors authorized a share repurchase program to repurchase, through May 2006, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended December 31, 2005, approximately 7.1 million shares were repurchased under this program. This program was completed during the quarter.

In November 2005, our Board of Directors authorized a share repurchase program to repurchase, through November 2006, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended December 31, 2005, approximately 644,000 shares were repurchased under this program.

Item 6.	Selected Financial Data.

Selected Financial Data

YUM! Brands, Inc. and Subsidiaries

(in millions, except per share and unit amounts)

	Fiscal Year
	2005	2004	2003	2002	2001
Summary of Operations
Revenues
Company sales	$8,225	$7,992	$7,441	$6,891	$6,138
Franchise and license fees	1,124	1,019	939	866	815
Total	9,349	9,011	8,380	7,757	6,953
Facility actions(a)	(19)	(26)	(36)	(32)	(1)
Wrench litigation income (expense)(b)	2	14	(42)	—	—
AmeriServe and other (charges) credits (c)	2	16	26	27	3
Operating profit	1,153	1,155	1,059	1,030	891
Interest expense, net	127	129	173	172	158
Income before income taxes and cumulative effect of accounting change	1,026	1,026	886	858	733
Income before cumulative effect of accounting change	762	740	618	583	492
Cumulative effect of accounting change, net of tax(d)	—	—	(1)	—	—
Net income	762	740	617	583	492
Basic earnings per common share (e)	2.66	2.54	2.10	1.97	1.68
Diluted earnings per common share (e)	2.55	2.42	2.02	1.88	1.62
Cash Flow Data
Provided by operating activities(f)	$1,238	$1,186	$1,099	$1,112	$851
Capital spending, excluding acquisitions	609	645	663	760	636
Proceeds from refranchising of restaurants	145	140	92	81	111
Repurchase shares of common stock	1,056	569	278	228	100
Dividends paid on common shares	123	58	—	—	—
Balance Sheet
Total assets	$5,698	$5,696	$5,620	$5,400	$4,425
Long-term debt	1,649	1,731	2,056	2,299	1,552
Total debt	1,860	1,742	2,066	2,445	2,248
Other Data
Number of stores at year end
Company	7,587	7,743	7,854	7,526	6,435
Unconsolidated Affiliates	1,648	1,662	1,512	2,148	2,000
Franchisees	22,666	21,858	21,471	20,724	19,263
Licensees	2,376	2,345	2,362	2,526	2,791
System	34,277	33,608	33,199	32,924	30,489

U.S. Company blended same store sales growth(g)	4%	3%	—	2%	1%
International Division system sales growth(h)
Reported	9%	14%	13%	6%	—
Local currency(i)	6%	6%	5%	7%	7%
China Division system sales growth(h)
Reported	13%	23%	23%	25%	14%
Local currency(i)	11%	23%	23%	25%	17%
Shares outstanding at year end(e)	278	290	292	294	293
Cash dividends declared per common share	$0.445	$0.30	—	—	—
Market price per share at year end (e)	$46.88	$46.27	$33.64	$24.12	$24.62

Fiscal year 2005 includes 53 weeks and fiscal years 2004, 2003, 2002 and 2001 include 52 weeks.

Fiscal year 2005 includes the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share Based Payment,” (“SFAS 123R”). This resulted in a $38 million decrease in net income, or a decrease of $0.13 to basic and diluted earnings per share for 2005. If SFAS 123R had been effective for prior years presented, reported basic and diluted earnings per share would have decreased $0.12 and $0.12, $0.12 and $0.12, $0.14 and $0.13, and $0.13 and $0.13 per share for 2004, 2003, 2002, and 2001, respectively, consistent with previously disclosed pro-forma information. See Note 2 to the Consolidated Financial Statements.

From May 7, 2002, results include Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”), which were added when we acquired Yorkshire Global Restaurants, Inc.

Fiscal year 2002 includes the impact of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As a result we ceased amortization of goodwill and indefinite-lived assets beginning December 30, 2001. If SFAS 142 had been effective for 2001, reported net income would have increased $26 million and both basic and diluted earnings per share would have increased $0.09.

The selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

(a)	See Note 4 to the Consolidated Financial Statements for a description of Facility actions in 2005, 2004, and 2003.

(b)	See Note 4 and Note 21 to the Consolidated Financial Statements for a description of Wrench litigation in 2005, 2004, and 2003.

(c)	See Note 4 to the Consolidated Financial Statements for a description of AmeriServe and other charges (credits) in 2005, 2004, and 2003.

(d)	Fiscal year 2003 includes the impact of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations”. See Note 2 to the Consolidated Financial Statements for further discussion.

(e)	Per share and share amounts have been adjusted to reflect the two-for-one stock split distributed on June 17, 2002.

(f)

All prior years presented have been adjusted for the reclassification of distributions from unconsolidated affiliates from investing activities to operating activities in accordance with SFAS No. 95, “Statement of Cash Flows.” These reclassifications increased net cash provided by operating activities by $55 million, $46 million, $24 million and $19 million for 2004, 2003, 2002, and 2001, respectively.

(g)	U.S. Company blended same-store sales growth includes the results of Company owned KFC, Pizza Hut and Taco Bell restaurants that have been open one year or more. LJS and A&W are not included.

(h)

International Division and China Division system sales growth includes the results of all restaurants regardless of ownership, including Company owned, franchise, unconsolidated affiliate and license restaurants. Sales of franchise, unconsolidated affiliate and license restaurants generate franchise and license fees for the Company (typically at a rate of 4% to 6% of sales). Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales we present on the Consolidated Statements of Income; however, the fees are included in the Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all our revenue drivers, Company and franchise same store sales as well as net unit development. Additionally, as previously noted, we began reporting information for our international business in two separate operating segments (the International Division and the China Division) in 2005 as a result of changes in our management structure. Segment information for periods prior to 2005 has been restated to reflect this reporting.

(i)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively “the Concepts”) and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. LJS and A&W were added when YUM acquired Yorkshire Global Restaurants, Inc. (“YGR”) on May 7, 2002. YUM is the second largest QSR company outside the U.S. with over 13,800 units. YUM became an independent, publicly-owned company on October 6, 1997 (the “Spin-off Date”) via a tax-free distribution of our Common Stock (the “Distribution” or “Spin-off”) to the shareholders of our former parent, PepsiCo, Inc. (“PepsiCo”).

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

Our business consists of three reporting segments: United States, the International Division and the China Division. The China Division includes mainland China (“China”), Thailand and KFC Taiwan and the International Division includes the remainder of our international operations.

The Company’s key strategies are:

•	Building dominant restaurant brands in China
•	Driving profitable international expansion
•	Improving restaurant operations
•	Multibranding category-leading brands

The Company is focused on five long-term measures identified as essential to our growth and progress. These five measures and related key performance indicators are as follows:

•	China Division and International Division expansion
China Division and International Division system-sales growth (local currency)
Number of new China Division and International Division restaurant openings
Net China Division and International Division unit growth

•	Multibrand innovation and expansion
Number of multibrand restaurant locations
Number of multibrand units added
Number of franchise multibrand units added

•	Portfolio of category-leading U.S. brands
U.S. blended same store sales growth
U.S. system sales growth

•	Global franchise fees
New restaurant openings by franchisees
Franchise fee growth

•	Strong cash generation and returns
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

This MD&A should be read in conjunction with our Consolidated Financial Statements on pages 56 through 59 and the Cautionary Statements on page 52. All Note references herein refer to the Notes to the Consolidated Financial Statements on pages 60 through 96. Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.

Factors Affecting Comparability of 2005 Results to 2004 Results and 2004 Results to 2003 Results

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

Beginning in 2005, we also changed the China business reporting calendar to more closely align the timing of the reporting of its results of operations with our U.S. business. Previously our China business, like the rest of our international businesses, closed one month (or one period for certain of our international businesses) earlier than YUM’s period end date to facilitate consolidated reporting. To maintain comparability of our consolidated results of operations, amounts related to our China business for December 2004 have not been reflected in our Consolidated Statements of Income and net income of the China business of $6 million for the one month period ending December 31, 2004 was recognized as an adjustment directly to consolidated retained earnings in the year to date ended December 31, 2005. Our consolidated results of operations for the year to date ended December 31, 2005 include the results of operations of the China business for the months of January, 2005 through December, 2005. Our consolidated results of operations for the years to date ended December 25, 2004 and December 27, 2003 continue to include the results of operations of the China business for the months December, 2003 through November, 2004 and December, 2002 through November, 2003, respectively, as previously reported.

Adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”

In the fourth quarter 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes APB 25, “Accounting for Stock Issued to Employees” and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS 123R are similar to those of SFAS 123, however, SFAS 123R requires all new, modified and unvested share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the financial statements as compensation cost over the service period based on their fair value on the date of grant. Compensation cost is recognized over the service period on a straight-line basis for the fair value of awards that actually vest.

We adopted SFAS 123R using the modified retrospective application transition method effective September 4, 2005, the beginning of our fourth quarter. As permitted by SFAS 123R, we applied the modified retrospective application transition method to the beginning of the fiscal year of adoption (our fiscal year 2005). As such, the first three fiscal quarters of 2005 are required to be adjusted to recognize the compensation cost previously reported in the pro forma footnote disclosures under the provisions of SFAS 123. However, years prior to 2005 have not been restated.

The adoption of SFAS 123R in 2005 resulted in the reduction of operating profit of $58 million ($10 million in payroll and employee benefits and $48 million in general and administrative expense), a reduction of net income of $38 million (net of tax benefits of $20 million), a reduction of both basic and diluted earnings per share of $0.13 per share, a reduction of $87 million in cash flows from operating activities and an increase of $87 million in cash flows from financing activities.

The following table shows the 2005 quarterly after-tax effect of adoption of SFAS 123R on the previously reported first three quarters of 2005.

	First Quarter		Second Quarter		Third Quarter
	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported results prior to SFAS 123R adoption	$161	$0.53	$187	$0.62	$214	$0.72
Impact of SFAS 123R adoption	(8)	(0.03)	(9)	(0.03)	(9)	(0.03)
Results subsequent to SFAS 123R adoption	$153	$0.50	$178	$0.59	$205	$0.69

We also have included the following tables detailing the additional expense by quarter, by segment and by financial statement line item of the impact of adoption of SFAS 123R as well as the related decrease in operating profit, income tax benefit and decrease in net income. The numbers as presented have been rounded to accommodate our financial statement presentation conventions. However, unrounded expense by segment is relatively consistent throughout all quarters relative to actual number of days in the quarter.

	Quarter ended March 19, 2005
	U.S.	International	China	Unallocated	Total
Payroll and employee benefits	$2	$1	$—	$—	$3
General and administrative	3	2	1	4	10
Operating profit	$5	$3	$1	$4	13
Income tax benefit					(5)
Net income impact					$8

	Quarter ended June 11, 2005
	U.S.	International	China	Unallocated	Total
Payroll and employee benefits	$2	$—	$—	$—	$2
General and administrative	3	2	1	5	11
Operating profit	$5	$2	$1	$5	13
Income tax benefit					(4)
Net income impact					$9

	Quarter ended September 4, 2005
	U.S.	International	China	Unallocated	Total
Payroll and employee benefits	$2	$—	$—	$—	$2
General and administrative	4	3	1	4	12
Operating profit	$6	$3	$1	$4	14
Income tax benefit					(5)
Net income impact					$9

	Quarter ended December 31, 2005
	U.S.	International	China	Unallocated	Total
Payroll and employee benefits	$2	$1	$—	$—	$3
General and administrative	4	4	1	6	15
Operating profit	$6	$5	$1	$6	18
Income tax benefit					(6)
Net income impact					$12

	Year ended December 31, 2005
	U.S.	International	China	Unallocated	Total
Payroll and employee benefits	$8	$2	$—	$—	$10
General and administrative	14	11	4	19	48
Operating profit	$22	$13	$4	$19	58
Income tax benefit					(20)
Net income impact					$38

Prior to 2005, all stock options granted were accounted for under the recognition and measurement principles of APB 25 and its related Interpretations. Accordingly, no stock-based employee compensation expense was reflected in the Consolidated Statements of Income for stock options, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company applied the fair value provisions of SFAS 123 to stock options in 2004 and 2003, net income of $740 million and $617 million, respectively, would have been reduced by $37 million and $38 million, respectively, to $703 million and $579 million, respectively. Additionally, both basic and diluted earnings per common share would have decreased $0.12 per share for both 2004 and 2003.

Extra Week in 2005

Our fiscal calendar results in a 53rd week every five or six years. Fiscal year 2005 includes a 53rd week in the fourth quarter for the majority of our U.S. businesses as well as our international businesses that report on a period, as opposed to a monthly, basis. In the U.S., we permanently accelerated the timing of the KFC business closing by one week in December 2005, and thus, there was no 53rd week benefit for this business. Additionally, all China Division businesses report on a monthly basis and thus did not have a 53rd week.

The following table summarizes the estimated increase (decrease) of the 53rd week on revenues and operating profit:

	U.S.	International Division	Unallocated	Total
Revenues
Company sales	$58	$27	$—	$85
Franchise and license fees	8	3	—	11
Total Revenues	$66	$30	$—	$96
Operating profit
Franchise and license fees	$8	$3	$—	$11
Restaurant profit	14	5	—	19
General and administrative expenses	(2)	(3)	(3)	(8)
Equity income from investments in unconsolidated affiliates	—	1	—	1
Operating profit	$20	$6	$(3)	$23

Mainland China Issues

Our KFC business in mainland China was negatively impacted by the interruption of product offerings and negative publicity associated with a supplier ingredient issue experienced in late March, 2005 as well as consumer concerns related to Avian Flu in the fourth quarter of 2005. As a result of the aforementioned issues, the China Division experienced system sales growth in 2005 of 11% excluding foreign currency translation which is below our ongoing target of at least 22%. During the year to date ended December 31, 2005, we entered into an agreement for a partial recovery of our losses related to the supplier ingredient issue with the supplier. As a result of the agreement, we recognized approximately $24 million in Other income (expense) in our Consolidated Statement of Income for the year ended December 31, 2005.

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

This transaction generated a one-time gain of approximately $11 million for YUM as cash proceeds (net of expenses) of approximately $25 million from the sale of our interest in the entity exceeded our recorded investment in this unconsolidated affiliate. As with our equity income from investments in unconsolidated affiliates, the approximate $11 million gain was recorded in Other income (expense) in our Consolidated Statements of Income.

The sale did not have a significant impact on our subsequently reported results of operations in 2005 nor is it expected to have a significant impact on the Company’s results of operations going forward.

Hurricane Katrina

During the third quarter of 2005, Hurricane Katrina caused significant damage to several company and franchised stores. This storm resulted in approximately $4 million of one-time costs being recorded in the full year from property damage and asset write-offs related to company restaurants. Additionally, during mid-September 2005, Hurricane Rita caused further damage to company and franchised stores, though to a lesser extent than Hurricane Katrina. We estimate that lost operating profits in 2005 as a result of stores being closed due to the effects of these hurricanes was approximately $3 million. We do not expect insurance recoveries, if any, related to the hurricanes to be significant.

In the fourth quarter, we experienced utility costs in the U.S. that were approximately $10 million higher than in the prior year, which we believe were at least partially attributable to these hurricanes. We expect this trend to continue into the first quarter of 2006 with year-over-year utility inflation of approximately 20 percent or approximately $7 million.

Sale of Puerto Rico Business

Our Puerto Rico business was held for sale beginning the fourth quarter of 2002 and was sold on October 4, 2004 for an amount approximating its then carrying value. Company sales and restaurant profit decreased $159 million and $29 million, respectively, franchise fees increased $10 million and general and administrative expenses decreased $9 million for the year ended December 31, 2005 as compared to the year ended December 25, 2004. Company sales and restaurant profit decreased $27 million and $4 million, respectively, franchise fees increased $1 million and general and administrative expenses decreased $1 million for the year ended December 25, 2004 as compared to the year ended December 27, 2003.

Income Tax Impact of Repatriating Qualified Foreign Earnings

The American Jobs Creation Act of 2004 (the “Act”), which became law on October 22, 2004, allows a dividends received deduction of 85% of repatriated qualified foreign earnings in fiscal year 2005. We recorded $6 million in income tax expense during the year ended December 25, 2004 as a result of our then determination to repatriate approximately $110 million in 2005 which will be eligible for the Act’s dividends received deduction. In accordance with FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004,” we continued to evaluate in 2005 whether we would repatriate other undistributed earnings from foreign investments as a result of the Act. During the second quarter of 2005, we determined that we would repatriate additional qualified foreign earnings of approximately $390 million in fiscal year 2005 which will be eligible for the Act’s dividends received deduction (for a total repatriation of qualified earnings of approximately $500 million). As a result of this determination, approximately $20 million of additional tax expense was recognized in fiscal 2005. No additional amounts beyond the approximately $500 million as discussed above are eligible for the Act’s dividends received deduction.

Lease Accounting Adjustments

In the fourth quarter of 2004, we recorded an adjustment to correct instances where our leasehold improvements were not being depreciated over the shorter of their useful lives or the term of the lease, including options in some instances, over which we were recording rent expense, including escalations, on a straight-line basis.

The cumulative adjustment, primarily through increased U.S. depreciation expense, totaled $11.5 million ($7 million after tax). The portion of this adjustment that related to 2004 was approximately $3 million. As the portion of our adjustment recorded that was a correction of errors of amounts reported in our prior period financial statements was not material to any of those prior period financial statements, the entire adjustment was recorded in the 2004 Consolidated Financial Statements and no adjustment was made to any prior period financial statements.

Amendment of Sale-Leaseback Agreements

On August 15, 2003 we amended two sale-leaseback agreements assumed in our 2002 acquisition of YGR such that the agreements now qualify for sale-leaseback accounting. Restaurant profit decreased by $5 million in 2004 versus 2003 as a result of the two amended agreements being accounted for as operating leases subsequent to the amendment. The decrease in restaurant profit was largely offset by a similar decrease in interest expense.

Canada Unconsolidated Affiliate Dissolution

On November 10, 2003, we dissolved our unconsolidated affiliate that previously operated 733 restaurants in Canada. We owned 50% of this unconsolidated affiliate prior to its dissolution and accounted for our interest under the equity method. Of the restaurants previously operated by the unconsolidated affiliate, we now operate the vast majority of Pizza Huts and Taco Bells, while almost all KFCs are operated by franchisees. As a result of operating certain restaurants that were previously operated by the unconsolidated affiliate, our Company sales, restaurant profit and general and administrative expenses increased and our franchise fees decreased in 2004 versus 2003. Additionally, on a full year basis other income increased as we recorded a loss from our investment in the Canadian unconsolidated affiliate in 2003.

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

Commodity Inflation

Higher commodity costs, particularly in cheese and meat prices, negatively impacted U.S. restaurant margins as a percentage of sales by approximately 160 basis points for the year ended 2004 versus the year ended 2003.

Wrench Litigation

We recorded income of $2 million and $14 million in 2005 and 2004, respectively, and expense of $42 million in 2003. See Note 4 for a discussion of the Wrench litigation.

AmeriServe and Other Charges (Credits)

We recorded income of $2 million, $16 million and $26 million in 2005, 2004 and 2003, respectively. See Note 4 for a detailed discussion of AmeriServe and other charges (credits).

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

The following table summarizes our refranchising activities:

	2005	2004	2003
Number of units refranchised	382	317	228
Refranchising proceeds, pre-tax	$145	$140	$92
Refranchising net gains, pre-tax	$43	$12	$4

In addition to our refranchising program, from time to time we close restaurants that are poor performing, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit (collectively “store closures”). Store closure costs (income) includes the net of gains or losses on sales of real estate on which we are not currently operating a Company restaurant, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves, and other facility-related expenses from previously closed stores.

The following table summarizes Company store closure activities:

	2005	2004	2003
Number of units closed	246	319	287
Store closure costs (income)	$—	$(3)	$6

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

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

	2005
	U.S.	International Division	China Division	Worldwide
Decreased sales	$(240)	$(263)	$(15)	$(518)
Increased franchise fees	8	13	—	21
Decrease in total revenues	$(232)	$(250)	$(15)	$(497)

	2004
	U.S.	International Division	China Division	Worldwide
Decreased sales	$(241)	$(111)	$(20)	$(372)
Increased franchise fees	7	5	—	12
Decrease in total revenues	$(234)	$(106)	$(20)	$(360)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	2005
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(22)	$(34)	$(1)	$(57)
Increased franchise fees	8	13	—	21
Decreased general and administrative expenses	1	10	—	11
Decrease in operating profit	$(13)	$(11)	$(1)	$(25)

	2004
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(18)	$(9)	$(2)	$(29)
Increased franchise fees	7	5	—	12
Decreased general and administrative expenses	—	6	—	6
Decrease in operating profit	$(11)	$2	$(2)	$(11)

Results of Operations

	2005	% B/(W) vs. 2004		2004	% B/(W) vs. 2003

Company sales	$8,225	3		$7,992	7
Franchise and license fees	1,124	10		1,019	8
Revenues	$9,349	4		$9,011	8
Company restaurant profit	$1,155	—		$1,159	5

% of Company sales	14.0%	(0.5	) ppts.	14.5%	(0.3	) ppts.

Operating profit	1,153	—		1,155	9
Interest expense, net	127	2		129	25
Income tax provision	264	7		286	(7)
Net income	$762	3		$740	20
Diluted earnings per share(a)	$2.55	5		$2.42	20

(a)	See Note 3 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Balance at end of 2003	7,854	1,512	21,471	30,837
New Builds	457	178	815	1,450
Acquisitions	72	11	(83)	—
Refranchising	(317)	—	316	(1)
Closures	(319)	(31)	(651)	(1,001)
Other	(4)	(8)	(10)	(22)
Balance at end of 2004	7,759	1,664	21,859	31,282
New Builds	470	160	924	1,554
Acquisitions	1	—	(1)	—
Refranchising	(382)	(142)	522	(2)
Closures	(246)	(35)	(664)	(945)
Other	(15)	1	26	12
Balance at end of 2005	7,587	1,648	22,666	31,901
% of Total	24%	5%	71%	100%

The above total excludes 2,376 and 2,345 licensed units at the end of 2005 and 2004, respectively. Balances at the end of 2004 for the Worldwide and China unit activity have been adjusted to include December activity in mainland China due to the change in its reporting calendar. The net change was an addition of 16, 2, 1 and 19 units for company, unconsolidated, franchisees and total, respectively.

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Balance at end of 2003	5,094	6	13,566	18,666
New Builds	146	—	227	373
Acquisitions	61	—	(61)	—
Refranchising	(113)	—	112	(1)
Closures	(199)	(6)	(365)	(570)
Other	—	—	3	3
Balance at end of 2004	4,989	—	13,482	18,471
New Builds	125	—	240	365
Acquisitions	—	—	—	—
Refranchising	(244)	—	242	(2)
Closures	(174)	—	(364)	(538)
Other	(10)	—	5	(5)
Balance at end of 2005	4,686	—	13,605	18,291
% of Total	26%	—	74%	100%

The above total excludes 2,181 and 2,139 licensed units at the end of 2005 and 2004, respectively.

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Balance at end of 2003	1,700	1,152	7,704	10,556
New Builds	80	66	574	720
Acquisitions	11	11	(22)	—
Refranchising	(201)	—	201	—
Closures	(83)	(18)	(277)	(378)
Other	(3)	(7)	(1)	(11)
Balance at end of 2004	1,504	1,204	8,179	10,887
New Builds	53	61	666	780
Acquisitions	1	—	(1)	—
Refranchising	(137)	(142)	279	—
Closures	(41)	(28)	(292)	(361)
Other	(5)	1	17	13
Balance at end of 2005	1,375	1,096	8,848	11,319
% of Total	12%	10%	78%	100%

The above totals exclude 195 and 206 licensed units at the end of 2005 and 2004, respectively.

China Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Balance at end of 2003	1,060	354	201	1,615
New Builds	231	112	14	357
Acquisitions	—	—	—	—
Refranchising	(3)	—	3	—
Closures	(37)	(7)	(9)	(53)
Other	(1)	(1)	(12)	(14)
Balance at end of 2004	1,266	460	198	1,924
New Builds	292	99	18	409
Acquisitions	—	—	—	—
Refranchising	(1)	—	1	—
Closures	(31)	(7)	(8)	(46)
Other	—	—	4	4
Balance at end of 2005	1,526	552	213	2,291
% of Total	67%	24%	9%	100%

There are no licensed units in the China Division.

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

2005	Company	Franchise	Total
United States	1,696	1,400	3,096
International Division	17	176	193
Worldwide	1,713	1,576	3,289

2004	Company	Franchise	Total
United States	1,391	1,250	2,641
International Division	28	155	183
Worldwide	1,419	1,405	2,824

For 2005 and 2004, Company multibrand unit gross additions were 373 and 384, respectively. For 2005 and 2004, franchise multibrand unit gross additions were 171 and 169, respectively. There are no multibrand units in the China Division.

System Sales Growth

	Increase		Increase excluding currency translation		Increase excluding currency translation and 53rd week
	2005	2004	2005	2004	2005
United States	5%	3%	N/A	N/A	4%
International Division	9%	14%	6%	6%	5%
China Division	13%	23%	11%	23%	11%
Worldwide	7%	8%	6%	5%	5%

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

The increase in Worldwide system sales in 2005 and 2004 was driven by new unit development and same store sales growth, partially offset by store closures.

The increase in U.S. system sales was driven by same store sales growth and new unit development, partially offset by store closures. In 2004, the increase in U.S. system sales was driven by new unit development and same store sales growth, partially offset by store closures.

The increase in International Division system sales in 2005 and 2004 was driven by new unit development and same store sales growth, partially offset by store closures.

In 2005, the increase in China Division system sales was driven by new unit development, partially offset by the impact of same store sales declines driven by the mainland China supplier ingredient issue and consumer concerns related to Avian Flu. In 2004, the increase in China Division system sales was primarily driven by new unit development and same store sales growth.

Revenues

	Amount		% Increase (Decrease)		% Increase (Decrease) excluding currency translation		% Increase (Decrease) excluding currency translation and 53rd week
	2005	2004	2005	2004	2005	2004	2005
Company sales
United States	$5,294	$5,163	3	2	N/A	N/A	1
International Division	1,676	1,747	(4)	17	(8)	11	(10)
China Division	1,255	1,082	16	24	14	23	14
Worldwide	8,225	7,992	3	7	2	6	1

Franchise and license fees
United States	635	600	6	4	N/A	N/A	5
International Division	448	381	17	14	15	7	14
China Division	41	38	8	25	7	25	7
Worldwide	1,124	1,019	10	8	9	6	8

Total revenues
United States	5,929	5,763	3	2	N/A	N/A	2
International Division	2,124	2,128	—	17	(4)	10	(5)
China Division	1,296	1,120	16	24	14	24	14
Worldwide	$9,349	$9,011	4	8	3	6	2

In 2005, the increase in Worldwide Company sales was driven by new unit development and same store sales growth, partially offset by refranchising and store closures. In 2004, the increase in Worldwide Company sales was driven by new unit development, acquisitions of franchisee restaurants and same store sales growth, partially offset by refranchising and store closures.

In 2005, the increase in Worldwide franchise and license fees was driven by new unit development, same store sales growth and refranchising, partially offset by store closures. In 2004, the increase in Worldwide franchise and license fees was driven by new unit development, same store sales growth, and refranchising, partially offset by store closures and acquisitions of franchisee restaurants.

In 2005, the increase in U.S. Company sales was driven by same store sales growth and new unit development, partially offset by refranchising and store closures. In 2004, the increase in U.S. Company sales was driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

U.S same store sales includes only Company restaurants that have been open one year or more. U.S. blended same store sales includes KFC, Pizza Hut and Taco Bell Company-owned restaurants only. U.S. same store sales for Long John Silver’s and A&W restaurants are not included. Following are the same store sales growth results by brand:

	2005
	Same Store Sales	Transactions	Average Guest Check
KFC	6%	5%	1%
Pizza Hut	—%	(5)%	5%
Taco Bell	7%	3%	4%

	2004
	Same Store Sales	Transactions	Average Guest Check
KFC	(2)%	(4)%	2%
Pizza Hut	5%	2%	3%
Taco Bell	5%	3%	2%

In 2005 and 2004, blended Company same store sales increased 4% and 3%, respectively, due to increases in average guest check and transactions.

In 2005 and 2004, the increase in U.S. franchise and license fees was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

In 2005, the decrease in International Division Company sales was driven by refranchising (primarily our Puerto Rico business) and store closures, partially offset by new unit development. In 2004, the increase in International Division Company sales was driven by acquisitions of franchisee restaurants (primarily certain units in Canada we now operate), new unit development and same store sales growth, partially offset by refranchising and store closures.

In 2005, the increase in International Division franchise and license fees was driven by new unit development, refranchising (primarily our Puerto Rico business), and royalty rate increases. In 2004, the increase in International Division franchise and license fees was driven by new unit development, same store sales growth and refranchising, partially offset by store closures and our acquisitions of franchisee restaurants (primarily certain units in Canada which we now operate).

In 2005, the increase in China Division Company sales was driven by new unit development, partially offset by the impact of same store sales declines driven by the mainland China supplier ingredient issue and consumer concerns related to Avian Flu. In 2004, the increase in China Division Company sales was driven by new unit development and same store sales growth.

In 2005, the increase in China Division franchise and license fees was driven by new unit development, partially offset by the impact of same store sales declines driven by the mainland China supplier ingredient issue and consumer concerns related to Avian Flu. In 2004, the increase in China Division franchise and license fees was primarily driven by new unit development.

Company Restaurant Margins

2005	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.8	33.1	36.2	31.4
Payroll and employee benefits	30.2	24.1	13.3	26.4
Occupancy and other operating expenses	26.2	30.7	33.1	28.2
Company restaurant margin	13.8%	12.1%	17.4%	14.0%

2004	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.9	33.8	37.1	31.8
Payroll and employee benefits	30.5	23.8	11.5	26.4
Occupancy and other operating expenses	25.8	29.4	31.1	27.3
Company restaurant margin	13.8%	13.0%	20.3%	14.5%

2003	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.8	34.1	38.0	30.9
Payroll and employee benefits	31.0	23.8	10.7	27.2
Occupancy and other operating expenses	25.6	29.1	31.5	27.1
Company restaurant margin	14.6%	13.0%	19.8%	14.8%

In 2005, U.S. restaurant margins as a percentage of sales were flat compared to 2004. The impact of same store sales growth on restaurant margin was offset by higher occupancy and other costs. Higher occupancy and other costs were driven by increases in utility costs and advertising costs. A favorable impact from the 53rd week (13 basis points) was offset by the unfavorable impact of the adoption of SFAS 123R (17 basis points).

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

In 2005, the decrease in the International Division restaurant margins as a percentage of sales included a 51 basis point unfavorable impact of refranchising our restaurants in Puerto Rico. Also contributing to the decrease were higher occupancy and other costs and higher labor costs. The decrease was partially offset by the impact of same store sales growth on restaurant margin. The unfavorable impact of the adoption of SFAS 123R (10 basis points) was largely offset by the favorable impact of the 53rd week (8 basis points).

In 2004, International Division restaurant margins as a percentage of sales were flat compared to 2003. The favorable impact of same store sales growth on restaurant margin was offset by a 68 basis point unfavorable impact of operating certain restaurants in Canada, which is a market with below average margins, that were previously operated by our unconsolidated affiliate.

In 2005, China Division restaurant margins as a percentage of sales decreased. The decrease was driven by the impact on restaurant margin of same store sales declines related to the mainland China supplier ingredient issue and consumer concerns related to Avian Flu and lower margins associated with new units during the initial periods of operation. Also contributing to the decrease was higher labor costs. The decrease was partially offset by the impact on restaurant margin of lower food and paper costs (principally due to supply chain savings initiatives).

In 2004, the increase in China Division restaurant margins as a percentage of sales was driven by the impact of lower food and paper costs (principally due to supply chain savings initiatives) and same store sales growth on restaurant margin. The increase was partially offset by higher labor costs and lower margins associated with new units during the initial periods of operation.

Worldwide General and Administrative Expenses

General and administrative expenses increased $102 million or 10% in 2005, including a 4% unfavorable impact of the adoption of SFAS 123R, a 1% unfavorable impact from the 53rd week and a 1% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of these factors, general and administrative expenses increased $38 million or 4%. The increase was driven by higher compensation related costs, including amounts associated with investments in strategic initiatives in China and other international growth markets and higher litigation related costs including charges of $16 million for the potential resolution of certain legal matters. Higher charitable contributions and expense associated with discontinuing certain corporate software development projects also contributed to the increase. Such increases were partially offset by reductions associated with operating restaurants which were refranchised in 2004 (primarily the Puerto Rico business) and the effect of lapping certain prior year reserve increases related to potential development sites and surplus facilities.

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

Worldwide Franchise and License Expenses

Franchise and license expenses increased $7 million or 24% in 2005. The increase was driven by higher franchisee support costs and higher provisions for doubtful franchise and license fee receivables.

Franchise and license expenses decreased $2 million or 8% in 2004. The decrease was primarily driven by the favorable impact of lapping the biennial International franchise convention held in 2003.

Worldwide Other (Income) Expense

	2005	2004	2003
Equity income from investments in unconsolidated affiliates	$(51)	$(54)	$(39)
Gain upon sale of investment in unconsolidated affiliate	(11)	—	—
Recovery from supplier	(20)	—	—
Foreign exchange net (gain) loss	2	(1)	(2)
Other (income) expense	$(80)	$(55)	$(41)

Other income increased $25 million or 44% in 2005, including a 1% favorable impact from foreign currency translation. The increase was driven by a $24 million partial financial recovery ($4 million of which was recognized through equity income from investments in unconsolidated affiliates) from a supplier related to an ingredient issue in mainland China (see Note 7). Other income was also positively impacted in 2005 by a $11 million gain associated with the sale of our investment in our Poland/Czech Republic unconsolidated affiliate.

Other income increased $14 million or 34% in 2004, including a 7% favorable impact from foreign currency translation. The increase was driven by an increase in equity income from our unconsolidated affiliates, principally in China, and the dissolution of our unconsolidated affiliate in Canada which recorded a loss for the year ended December 27, 2003.

Worldwide Facility Actions

We recorded a net loss from facility actions of $19 million, $26 million and $36 million in 2005, 2004 and 2003, respectively. See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 4 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

			% Increase/(Decrease)
	2005	2004	2005	2004
United States	$760	$777	(2)	(4)
International Division	372	337	11	21
China Division	211	205	3	27
Unallocated and corporate expenses	(246)	(204)	(21)	(14)
Unallocated other income (expense)	9	(2)	NM	NM
Unallocated facility actions	43	12	NM	NM
Wrench litigation income (expense)	2	14	NM	NM
AmeriServe and other (charges) credits	2	16	NM	NM
Operating profit	$1,153	$1,155	—	9

Unallocated and corporate expenses comprise general and administrative expenses and unallocated facility actions comprise refranchising gains (losses), neither of which are allocated to the U.S., International Division, or China Division segments for performance reporting purposes. Unallocated other income (expense) in 2005 primarily comprises the $11 million gain on the sale of our investment in our Poland/Czech Republic unconsolidated affiliate which we did not allocate to the International Division for performance reporting purposes.

U.S. operating profit decreased $17 million or 2% in 2005. The decrease was driven by higher facility actions expense and higher general and administrative expense. These decreases were partially offset by the impact of same store sales growth on restaurant profit and franchise and license fees. The impact of same store sales growth on restaurant profit was partially offset by higher occupancy and other costs. A 3% unfavorable impact from the adoption of SFAS 123R was offset by a 3% favorable impact from the 53rd week.

In 2004, the decrease in U.S. operating profit was driven by the impact on restaurant profit of higher commodity costs (primarily cheese and meat) and the adjustment recorded related to our accounting for leases and the depreciation of leasehold improvements, as well as higher general and administrative expenses. The decrease was partially offset by the impact of same store sales growth on restaurant profit and franchise and license fees.

International Division operating profit increased $35 million or 11% in 2005, including a 4% favorable impact from foreign currency translation, a 2% favorable impact from the 53rd week, and a 4% unfavorable impact from the adoption of SFAS 123R. Excluding the net favorable impact from these factors, International Division operating profit increased $31 million or 9% in 2005. The increase was driven by the impact of same store sales growth on restaurant profit and franchise and license fees, the impact of new unit development on franchise and license fees and restaurant profit, and lower facility actions expense. These increases were partially offset by higher occupancy and other costs, higher labor costs and the impact on operating profit of refranchising our restaurants in Puerto Rico.

Excluding the favorable impact from foreign currency translation, International Division operating profit increased 12% in 2004. The increase was driven by the impact of same store sales growth on restaurant profit and franchise and license fees, new unit development and higher income from our investments in unconsolidated affiliates, partially offset by higher general and administrative costs.

China Division operating profit increased $6 million or 3% in 2005. The increase was driven by the impact on restaurant profit of new unit development and a financial recovery from a supplier. These increases were partially offset by the impact on restaurant profit of same store sales declines, a decrease in equity income from unconsolidated affiliates, and increased general and administrative expense. A 2% favorable impact from foreign currency translation was offset by a 2% unfavorable impact of the adoption of SFAS 123R.

In 2004, the increase in China Division operating profit was driven by new unit development, the impact of same store sales growth on restaurant profit and higher income from our investments in unconsolidated affiliates, partially offset by higher general and administrative costs.

Interest Expense, Net

	2005	2004	2003
Interest expense	$147	$145	$185
Interest income	(20)	(16)	(12)
Interest expense, net	$127	$129	$173

Interest expense increased $2 million or 2% in 2005. An increase in our average interest rates was largely offset by a decrease in our bank fees attributable to the upgrade in our credit rating.

Interest expense decreased $40 million or 22% in 2004. The decrease was primarily driven by a decrease in our average interest rates primarily attributable to pay-variable interest rate swaps entered into during 2004. Also contributing to the decrease was a reduction in our average debt outstanding primarily as a result of the amended YGR sale leaseback agreement and lower International short term borrowings.

Income Taxes

	2005	2004	2003
Reported
Income taxes	$264	$286	$268
Effective tax rate	25.8%	27.9%	30.2%

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2005	2004	2003
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.6	1.3	1.8
Foreign and U.S. tax effects attributable to foreign operations	(6.7)	(6.3)	(3.6)
Adjustments to reserves and prior years	(1.3)	(6.7)	(1.7)
Repatriation of foreign earnings	2.0	0.5	—
Non-recurring foreign tax credit adjustment	(2.9)	—	(4.1)
Valuation allowance additions (reversals)	(1.4)	4.2	2.8
Other, net	(0.5)	(0.1)	—
Effective income tax rate	25.8%	27.9%	30.2%

Income taxes and the effective tax rate as shown above reflect tax on all amounts included in our results of operations except for the income tax benefit of approximately $1 million on the $2 million cumulative effect adjustment recorded in the year ended December 27, 2003 due to the adoption of SFAS 143.

The 2005 effective tax rate decreased 2.1 percentage points to 25.8%. The decrease in the effective tax rate was driven by a number of factors, including the impact of year over year valuation allowances adjustments as well as the recognition of certain foreign tax credits that we were able to substantiate in 2005. The decrease was partially offset by the impact of year over year adjustments to reserves and prior years and tax provided on foreign earnings which were repatriated to the U.S. in 2005.

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

Consolidated Cash Flows

Net cash provided by operating activities was $1,238 million compared to $1,186 million in 2004. The increase was driven primarily by an increase in net income, including the non-cash impact of the adoption of SFAS 123R, and lower income tax payments in 2005, partially offset by the impact of excess tax benefits classified in financing activities in 2005 pursuant to the adoption of SFAS 123R.

In 2004, net cash provided by operating activities was $1,186 million compared to $1,099 million in 2003. The increase was primarily driven by an increase in net income and a decrease in the amount of voluntary contributions to our funded pension plan compared to 2003, partially offset by higher income tax payments in 2004.

Net cash used in investing activities was $345 million versus $541 million in 2004. The decrease was driven primarily by lower acquisitions of restaurants from franchisees and capital spending, the impact of the timing of purchases and sales of short-term investments, higher proceeds from the sale of property, plant and equipment versus 2004 and the proceeds from the sale of our Poland/Czech Republic unconsolidated affiliate.

In 2004, net cash used in investing activities was $541 million versus $565 million in 2003. The decrease was primarily driven by higher proceeds from refranchising of restaurants and lower capital spending compared to 2003, partially offset by the impact of the timing of purchases and sales of short–term investments.

Net cash used in financing activities was $832 million versus $779 million in 2004. The increase was driven primarily by higher share repurchases, partially offset by net debt borrowings in 2005 versus net debt repayments in 2004 and the impact of excess tax benefits classified in financing activities in 2005 pursuant to the adoption of SFAS 123R.

In 2004, net cash used in financing activities was $779 million versus $475 million in 2003. The increase in 2004 was primarily driven by higher share repurchases, higher net debt repayments and the payment of two quarterly dividends, partially offset by higher proceeds from stock option exercises.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our franchise operations, which require a limited YUM investment. In each of the last four fiscal years, net cash provided by operating activities has exceeded $1 billion. These cash flows have allowed us to fund our discretionary spending, while at the same time reducing our long-term debt balances. We expect these levels of net cash provided by operating activities to continue in the foreseeable future. Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our common stock and dividends paid to our shareholders. Though a decline in revenues could adversely impact our cash flows from operations, we believe our operating cash flows, our ability to reduce discretionary spending, and our borrowing capacity will allow us to meet our cash requirements in 2006 and beyond.

During the year ended December 31, 2005, we paid cash dividends of $123 million. Additionally, on November 18, 2005, our Board of Directors approved a cash dividend of $0.115 per share of common stock to be distributed on February 3, 2006 to shareholders of record at the close of business on January 13, 2006. On an annual basis, the Company is targeting an annual payout ratio of 15% to 20% of net income.

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in September 2009. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions specified in the agreement. We were in compliance with all debt covenants at December 31, 2005.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit. At December 31, 2005, our unused Credit Facility totaled $809 million, net of outstanding letters of credit of $191 million. There were no borrowings outstanding under the Credit Facility at December 31, 2005. The interest rate for borrowings under the Credit Facility ranges from 0.35% to 1.625% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.20% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

Additionally, on November 8, 2005, we executed a five-year revolving credit facility (the “International Credit Facility” or “ICF”) on behalf of three of our wholly owned international subsidiaries. The total facility amount is $350 million, with separate sublimits for each of the three subsidiaries. The ICF is unconditionally guaranteed by YUM and by YUM’s principal domestic subsidiaries and contains covenants substantially identical to those of the Credit Facility. We were in compliance with all debt covenants at December 31, 2005.

There were borrowings of $180 million and available credit of $170 million outstanding under the ICF at the end of 2005. The interest rate for borrowings under the ICF ranges from 0.20% to 1.20% over LIBOR or 0.00% to 0.20% over a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%. The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

The remainder of our long-term debt primarily comprises Senior Unsecured Notes. Amounts outstanding under Senior Unsecured Notes were $1.5 billion at December 31, 2005. Included in short-term borrowings at December 31, 2005 are $200 million in Senior Unsecured Notes with an April 2006 maturity date. The remaining $1.3 billion in Senior Unsecured Notes comprise the majority of our long-term debt.

We estimate that in 2006 capital spending, including acquisitions of our restaurants from franchisees, will be approximately $675 million. We also estimate that in 2006 refranchising proceeds, prior to taxes, will be approximately

$150 million, employee stock options proceeds, prior to taxes, will be approximately $150 million and sales of property, plant and equipment will be approximately $50 million.

In November 2005, the Board of Directors authorized a new share repurchase program for up to $500 million of the Company’s outstanding common stock (excluding applicable transaction fees) to be purchased through November 2006. At December 31, 2005, we had remaining capacity to repurchase up to $469 million of our outstanding common stock (excluding applicable transaction fees) under the November program.

In addition to any discretionary spending we may choose to make, significant contractual obligations and payments as of December 31, 2005 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(a)	$1,757	$202	$254	$186	$1,115
Capital leases(b)	163	16	29	27	91
Operating leases(b)	2,680	362	612	488	1,218
Purchase obligations(c)	171	123	34	8	6
Other long-term liabilities reflected on our Consolidated Balance Sheet under GAAP	17	—	7	4	6
Total contractual obligations	$4,788	$703	$936	$713	$2,436

(a)	Excludes a fair value adjustment of $6 million deducted from debt related to interest rate swaps that hedge the fair value of a portion of our debt. See Note 11.

(b)	These obligations, which are shown on a nominal basis, relate to approximately 5,500 restaurants. See Note 12.

(c)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have excluded agreements that are cancelable without penalty. Purchase obligations relate primarily to information technology, marketing, commodity agreements, purchases of property, plant and equipment as well as consulting, maintenance and other agreements.

We have not included obligations under our pension and postretirement medical benefit plans in the contractual obligations table. Our funding policy regarding our funded pension plan is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as are determined to be appropriate to improve the plan’s funded status. The pension plan’s funded status is affected by many factors including discount rates and the performance of plan assets. Based on current funding rules, we are not required to make minimum pension funding payments in 2006, but we may make discretionary contributions during the year based on our estimate of the plan’s expected September 30, 2006 funded status. During 2005, we made a $65 million discretionary contribution to our funded plan, none of which represented minimum funding requirements. Our postretirement plan is not required to be funded in advance, but is pay as you go. We made postretirement benefit payments of $4 million in 2005.

Also excluded from the contractual obligations table are payments we may make for workers’ compensation, employment practices liability, general liability, automobile liability and property losses (collectively “property and casualty losses”) as well as employee healthcare and long-term disability claims for which we are self-insured. The majority of our recorded liability for self-insured employee health, long-term disability and property and casualty losses represents estimated reserves for incurred claims that have yet to be filed or settled.

Off-Balance Sheet Arrangements

We had provided approximately $16 million of partial guarantees of two franchisee loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants at December 31, 2005. In support of these guarantees, we posted letters of credit of $4 million. We also provided a standby letter of credit of $18 million, under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $77 million at December 31, 2005.

Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to net refranchising loss (gain). New loans added to the loan pools in 2005 were not significant.

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

Our semi-annual impairment test includes those restaurants that have experienced two consecutive years of operating losses. Our semi-annual impairment evaluations require an estimation of cash flows over the remaining useful life of the primary asset of the restaurant, which can be for a period of over 20 years, and any terminal value. We limit assumptions about important factors such as sales growth and margin improvement to those that are supportable based upon our plans for the unit and actual results at comparable restaurants.

If the long-lived assets of a restaurant subject to our semi-annual test are not recoverable based upon forecasted, undiscounted cash flows, we write the assets down to their fair value. This fair value is determined by discounting the forecasted cash flows, including terminal value, of the restaurant at an appropriate rate. The discount rate used is our cost of capital, adjusted upward when a higher risk is believed to exist.

We often refranchise restaurants in groups and, therefore, perform such impairment evaluations at the group level. Forecasted cash flows in such instances consist of estimated holding period cash flows and the expected sales proceeds less applicable transaction costs. Expected sales proceeds are based on the most relevant of historical sales multiples or bids from buyers, and have historically been reasonably accurate estimations of the proceeds ultimately received.

See Note 2 for a further discussion of our policy regarding the impairment or disposal of long-lived assets.

Impairment of Investments in Unconsolidated Affiliates

We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the value of an investment has occurred which is other than temporary. In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses. Our impairment measurement test for an investment in an unconsolidated affiliate is similar to our semi-

annual test for impairment of our restaurants except that we use discounted cash flows after interest and taxes instead of discounted cash flows before interest and taxes as used for our restaurants. The fair values of our investments in each of our unconsolidated affiliates are currently significantly in excess of their carrying values.

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

We have recorded intangible assets as a result of business acquisitions. These include trademark/brand intangible assets for KFC, LJS and A&W. We believe the value of a trademark/brand is derived from the royalty we avoid, in the case of Company stores, or receive, in the case of franchise stores, due to our ownership of the trademark/brand. We have determined that the KFC trademark/brand has an indefinite life and therefore it is not being amortized. Our impairment test for the KFC trademark/brand consists of a comparison of the fair value of the asset with its carrying amount. Anticipated sales are the most important assumption in determining the fair value of the KFC trademark/brand.

In determining the fair value of our reporting units and the KFC trademark/brand, we limit assumptions about important factors such as sales growth, margin and other factors impacting the fair value calculation to those that are supportable based upon our plans. For 2005, there was no impairment of goodwill or the KFC trademark/brand.

We have certain intangible assets, such as the LJS and A&W trademark/brand intangible assets, franchise contract rights and favorable operating leases, which are amortized over their expected useful lives. We base the expected useful lives of our trademark/brand intangible assets on a number of factors including the competitive environment, our future development plans for the applicable Concept and the level of franchisee commitment to the Concept. We generally base the expected useful lives of our franchise contract rights on their respective contractual terms including renewals when appropriate. We base the expected useful lives of our favorable operating leases on the remaining lease term.

Our amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. An intangible asset that is deemed impaired is written down to its estimated fair value, which is based on discounted cash flows. For purposes of our impairment analysis, we update the cash flows that were initially used to value the amortizable intangible asset to reflect our current estimates and assumptions over the asset’s future remaining life.

See Note 2 for a further discussion of our policies regarding goodwill and intangible assets.

Allowances for Franchise and License Receivables/Lease Guarantees

We reserve a franchisee’s or licensee’s entire receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that we may not collect the balance due. As a result of reserving using this methodology, we have an immaterial amount of receivables that are past due that have not been reserved for at December 31, 2005.

We have also issued certain guarantees as a result of assigning our interest in obligations under operating leases, primarily as a condition to the refranchising of certain Company restaurants. Such guarantees are subject to the requirements of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). We recognize a liability for the fair value of such lease guarantees under SFAS 145 upon refranchising and upon any subsequent renewals of such leases when we remain contingently liable. The fair value of a guarantee is the estimated amount at which the liability could be settled in a current transaction between willing parties.

If payment on the guarantee ever becomes probable and estimable, we record a liability for our exposure under these lease assignments and guarantees. At December 31, 2005, we have recorded an immaterial liability for our exposure which we consider to be probable and estimable. The potential total exposure under such leases is significant, with $316 million representing the present value, discounted at our pre-tax cost of debt, of the minimum payments of the assigned leases at December 31, 2005. Current franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases and, historically, we have not been required to make such payments in significant amounts.

See Note 2 for a further discussion of our policies regarding franchise and license operations.

See Note 21 for a further discussion of our lease guarantees.

Self-Insured Property and Casualty Losses

We record our best estimate of the remaining cost to settle incurred self-insured property and casualty losses. The estimate is based on the results of an independent actuarial study and considers historical claim frequency and severity as well as changes in factors such as our business environment, benefit levels, medical costs and the regulatory environment that could impact overall self-insurance costs. Additionally, a risk margin to cover unforeseen events that may occur over the several years it takes for claims to settle is included in our reserve, increasing our confidence level that the recorded reserve is adequate.

See Note 21 for a further discussion of our insurance programs.

Pension Plans

Certain of our employees are covered under noncontributory defined benefit pension plans. The most significant of these plans was amended in 2001 such that employees hired after September 30, 2001 are not eligible to participate. As of our September 30, 2005 measurement date, these plans had a projected benefit obligation (“PBO”) of $815 million, an accumulated benefit obligation (“ABO”) of $736 million and a fair value of plan assets of $610 million. As a result of the $126 million underfunded status of the plans relative to the ABO at September 30, 2005 and an additional $10 million contribution to the plans made subsequent to the measurement date but prior to December 31, 2005, we have recorded a cumulative $110 million charge to accumulated other comprehensive loss (net of tax of $66 million) as of December 31, 2005.

The PBO and ABO reflect the actuarial present value of all benefits earned to date by employees. The PBO incorporates assumptions as to future compensation levels while the ABO reflects only current compensation levels. Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBO and ABO are highly sensitive to changes in discount rates. We measured our PBO and ABO using a discount rate of 5.75% at September 30, 2005. This discount rate was determined with the assistance of our independent actuary. The basis for our discount rate determination is a model that consists of a hypothetical portfolio of ten or more high-quality corporate debt instruments with cash flows that mirror our expected benefit payment cash flows under the plans. In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the benefit cash flows for that year. Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit cash flows in a future year. The weighted average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate. We also insure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates. A 50 basis point increase in this discount rate would have decreased our PBO by approximately $69 million at September 30, 2005. Conversely, a 50 basis point decrease in this discount rate would have increased our PBO by approximately $77 million at September 30, 2005.

The pension expense we will record in 2006 is also impacted by the discount rate we selected at September 30, 2005. In total, we expect pension expense to increase approximately $10 million to $66 million in 2006. The increase is primarily driven by an increase in recognized actuarial loss of $8 million in 2006. A 50 basis point change in our discount rate assumption of 5.75% at September 30, 2005 would impact our 2006 pension expense by approximately $13 million.

The assumption we make regarding our expected long-term rate of return on plan assets also impacts our pension expense. Our estimated long-term rate of return on plan assets represents the weighted-average of historical returns for each asset category, adjusted for an assessment of current market conditions. Our expected long-term rate of return was lowered to 8.0% from 8.5% in connection with our September 30, 2005 valuation. We believe this revision was appropriate given the composition of our plan assets and historical market returns thereon, including those experienced in calendar year 2005. This change did not impact our reported pension expense for 2005 but will increase our 2006 expense by approximately $3 million.

The losses our plan assets have experienced, along with the decrease in discount rates, have largely contributed to an unrecognized actuarial loss of $256 million in our plans as of September 30, 2005. For purposes of determining 2005 expense, our funded status was such that we recognized $22 million of unrecognized actuarial loss. We will recognize approximately $30 million of unrecognized actuarial loss in 2006. Given no change to the assumptions at our September 30, 2005 measurement date, actuarial loss recognition will remain at an amount near that to be recognized in 2006 over the next few years before it begins to gradually decline.

See Note 14 for further discussion of our pension and post-retirement plans.

Income Tax Valuation Allowances and Tax Reserves

At December 31, 2005, we have a valuation allowance of $233 million primarily to reduce our net operating loss and tax credit carryforwards of $223 million and our other deferred tax assets to amounts that will more likely than not be realized. The net operating loss and tax credit carryforwards exist in many state and foreign jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income in these state and foreign jurisdictions and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

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

See Note 19 for a further discussion of our income taxes.

Stock Option Expense

Compensation expense for stock options is estimated on the grant date using a Black-Scholes option pricing model. Our specific weighted-average assumptions for the risk-free interest rate, expected term, expected volatility and expected dividend yield are documented in Note 15. Additionally, under SFAS 123R we are required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

In connection with our adoption of SFAS 123R, we determined that it was appropriate to group our stock option grants into two homogeneous groups when estimating expected life and pre-vesting forfeitures. These groups consist of grants made primarily to restaurant-level employees under our Restaurant General Manager Stock Option Plan (the “RGM

Plan”) and grants made to executives under our other stock option plans. Historically, approximately 20% of total options granted have been made under the RGM Plan.

We have traditionally used six years as the expected term of all stock option grants. In connection with our adoption of SFAS 123R and the increasing amount of historical data we now possess with regard to stock option exercise activity, we revaluated our expected term assumptions. Based on historical exercise and post-vesting employment termination behavior, we determined that the expected life for options granted under the RGM Plan was five years. For options granted to our above-store executives, we determined that an expected life of six years was appropriate.

Prior to the adoption of SFAS 123R we have traditionally based expected volatility on Company specific historical stock data over the expected term of the option. We are in the process of revaluating expected volatility, including consideration of both historical volatility of our stock as well as implied volatility associated with our traded options. Options granted subsequent to the adoption of SFAS 123R in the fourth quarter of 2005 were not significant.

Prior to our adoption of SFAS 123R we recorded reductions in expense due to pre-vesting forfeitures as they occurred. In connection with the adoption of SFAS 123R we have estimated forfeitures based on historical data. Based on such data, we believe that approximately 45% of all options granted under the RGM Plan, which typically vest on a cliff-basis after four years, will be forfeited while approximately 19% of options granted to above-store executives, which typically vest 25% per year over four years, will be forfeited. An insignificant transition adjustment was recorded upon the adoption of SFAS 123R for the difference between actual and estimated forfeitures for the first three quarters of 2005 which we restated under the modified retrospective transition method.

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

At December 31, 2005 and December 25, 2004, a hypothetical 100 basis point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of approximately $7 million and $6 million, respectively, in income before income taxes. The estimated reductions are based upon the level of variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at December 31, 2005 and December 25, 2004 would decrease approximately $39 million and $51 million, respectively. The fair value of our Senior Unsecured Notes at December 31, 2005 and December 25, 2004 would decrease approximately $59 million and $76 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

The combined International Division and China Division operating profits constitute approximately 43% of our operating profit in 2005, excluding unallocated income (expenses). In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.3 billion as of December 31, 2005. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific, the Americas and Europe. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows. For the fiscal year ended December 31, 2005, operating profit would have decreased $70 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts entered into for the fiscal years ended December 31, 2005, and December 25, 2004, did not significantly impact our financial position, results of operations or cash flows.

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

Company risks and uncertainties include, but are not limited to, changes in effective tax rates; potential unfavorable variances between estimated and actual liabilities; our ability to secure distribution of products and equipment to our restaurants on favorable economic terms and our ability to ensure adequate supply of restaurant products and equipment in our stores; unexpected disruptions in our supply chain; effects and outcomes of any pending or future legal claims involving the Company; the effectiveness of operating initiatives and marketing and advertising and promotional efforts; our ability to continue to recruit and motivate qualified restaurant personnel; the ongoing financial viability of our franchisees and licensees; the success of our refranchising strategy; the success of our strategies for international development and operations; volatility of actuarially determined losses and loss estimates; and adoption of new or changes in accounting policies and practices including pronouncements promulgated by standard setting bodies.

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

Item 8.          Financial Statements and Supplementary Data.

INDEX TO FINANCIAL INFORMATION

Page Reference
Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	54
Consolidated Statements of Income for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003	56
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003	57
Consolidated Balance Sheets at December 31, 2005 and December 25, 2004	58
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003	59
Notes to Consolidated Financial Statements	60
Management’s Responsibility for Financial Statements	97

Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above listed financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YUM! Brands, Inc.:

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of YUM’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 31, 2005 and December 25, 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of YUM’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Notes 2 and 15 to the consolidated financial statements, YUM adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment,” and changed its method for accounting for share-based payments.

/s/ KPMG LLP

Louisville, Kentucky

March 2, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YUM! Brands, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that YUM! Brands, Inc. and Subsidiaries (“YUM”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). YUM’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that YUM maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, YUM maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of YUM as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2005, and our report dated March 2, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky

March 2, 2006

Consolidated Statements of Income

YUM! Brands, Inc. and Subsidiaries

Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003

(in millions, except per share data)

	2005	2004	2003
Revenues
Company sales	$8,225	$7,992	$7,441
Franchise and license fees	1,124	1,019	939
	9,349	9,011	8,380
Costs and Expenses, net
Company restaurants
Food and paper	2,584	2,538	2,300
Payroll and employee benefits	2,171	2,112	2,024
Occupancy and other operating expenses	2,315	2,183	2,013
	7,070	6,833	6,337
General and administrative expenses	1,158	1,056	945
Franchise and license expenses	33	26	28
Facility actions	19	26	36
Other (income) expense	(80)	(55)	(41)
Wrench litigation (income) expense	(2)	(14)	42
AmeriServe and other charges (credits)	(2)	(16)	(26)
Total costs and expenses, net	8,196	7,856	7,321
Operating Profit	1,153	1,155	1,059
Interest expense, net	127	129	173
Income before Income Taxes and Cumulative Effect of Accounting Change	1,026	1,026	886
Income tax provision	264	286	268
Income before Cumulative Effect of Accounting Change	762	740	618
Cumulative effect of accounting change, net of tax	—	—	(1)
Net Income	$762	$740	$617
Basic Earnings Per Common Share	$2.66	$2.54	$2.10
Diluted Earnings Per Common Share	$2.55	$2.42	$2.02
Dividends Declared Per Common Share	$0.445	$0.30	$—

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

YUM! Brands, Inc. and Subsidiaries

Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003

(in millions)

	2005	2004	2003
Cash Flows – Operating Activities
Net income	$762	$740	$617
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	1
Depreciation and amortization	469	448	401
Facility actions	19	26	36
Contributions to defined benefit pension plans	(74)	(55)	(132)
Other liabilities and deferred credits	34	21	17
Deferred income taxes	(101)	142	(23)
Equity income from investments in unconsolidated affiliates	(51)	(54)	(39)
Distributions of income received from unconsolidated affiliates	44	55	46
Excess tax benefits from share-based compensation	(87)	—	—
Share-based compensation expense	62	3	3
Other non-cash charges and credits, net	40	62	107
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	(1)	(39)	2
Inventories	(4)	(7)	(1)
Prepaid expenses and other current assets	78	(5)	—
Accounts payable and other current liabilities	(6)	(20)	(32)
Income taxes payable	54	(131)	96
Net change in operating working capital	121	(202)	65
Net Cash Provided by Operating Activities	1,238	1,186	1,099
Cash Flows – Investing Activities
Capital spending	(609)	(645)	(663)
Proceeds from refranchising of restaurants	145	140	92
Acquisition of restaurants from franchisees	(2)	(38)	(41)
Short-term investments	12	(36)	13
Sales of property, plant and equipment	81	52	46
Other, net	28	(14)	(12)
Net Cash Used in Investing Activities	(345)	(541)	(565)
Cash Flows – Financing Activities
Revolving Credit Facility activity
three months or less, net	160	19	(153)
Repayments of long-term debt	(14)	(371)	(17)
Short-term borrowings-three months or less, net	(34)	—	(137)
Repurchase shares of common stock	(1,056)	(569)	(278)
Excess tax benefit from share-based compensation	87	—	—
Employee stock option proceeds	148	200	110
Dividends paid on common shares	(123)	(58)	—
Net Cash Used in Financing Activities	(832)	(779)	(475)
Effect of Exchange Rate on Cash and Cash Equivalents	1	4	3
Net (Decrease) Increase in Cash and Cash Equivalents	62	(130)	62
Net Increase in Cash and Cash Equivalents of Mainland China for December 2004	34	—	—
Cash and Cash Equivalents – Beginning of Year	62	192	130
Cash and Cash Equivalents – End of Year	$158	$62	$192
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

YUM! Brands, Inc. and Subsidiaries

December 31, 2005 and December 25, 2004

(in millions)

	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$158	$62
Short-term investments	43	54
Accounts and notes receivable, less allowance: $23 in 2005 and $22 in 2004	236	192
Inventories	85	76
Prepaid expenses and other current assets	75	142
Deferred income taxes	163	156
Advertising cooperative assets, restricted	77	65
Total Current Assets	837	747
Property, plant and equipment, net	3,356	3,439
Goodwill	538	553
Intangible assets, net	330	347
Investments in unconsolidated affiliates	173	194
Other assets	464	416
Total Assets	$5,698	$5,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,238	$1,189
Income taxes payable	79	111
Short-term borrowings	211	11
Advertising cooperative liabilities	77	65
Total Current Liabilities	1,605	1,376
Long-term debt	1,649	1,731
Other liabilities and deferred credits	995	994
Total Liabilities	4,249	4,101

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	—	—
Common stock, no par value, 750 shares authorized; 278 shares and 290 shares issued in 2005 and 2004, respectively	—	659
Retained earnings	1,619	1,067
Accumulated other comprehensive loss	(170)	(131)
Total Shareholders’ Equity	1,449	1,595
Total Liabilities and Shareholders’ Equity	$5,698	$5,696

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

YUM! Brands, Inc. and Subsidiaries

Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003

(in millions)

	Issued Common Stock		Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Deficit)	Income (Loss)	Total
Balance at December 28, 2002	294	$1,046	$(203)	$(249)	$594

Net income			617		617
Foreign currency translation adjustment arising during the period				67	67
Foreign currency translation adjustment included in net income				2	2
Minimum pension liability adjustment (net of tax impact of $18 million)				(30)	(30)
Comprehensive Income					656
Repurchase of shares of common stock	(9)	(278)			(278)
Employee stock option exercises (includes tax impact of $26 million)	7	136			136
Compensation-related events		12			12
Balance at December 27, 2003	292	$916	$414	$(210)	$1,120

Net income			740		740
Foreign currency translation adjustment arising during the period				73	73
Minimum pension liability adjustment (net of tax impact of $3 million)				6	6
Comprehensive Income					819
Dividends declared on common shares ($0.30 per common share)			(87)		(87)
Repurchase of shares of common stock	(14)	(569)			(569)
Employee stock option exercises (includes tax impact of $102 million)	12	302			302
Compensation-related events		10			10
Balance at December 25, 2004	290	$659	$1,067	$(131)	$1,595

Net income			762		762
Foreign currency translation adjustment arising during the period				(31)	(31)
Foreign currency translation adjustment included in net income				6	6
Minimum pension liability adjustment (net of tax impact of $8 million)				(15)	(15)
Net unrealized loss on derivative instruments (includes tax impact of $1 million)				1	1
Comprehensive Income					723
Dividends declared on common shares ($0.445 per common share)			(129)		(129)
China December 2004 net income			6		6
Repurchase of shares of common stock	(21)	(969)	(87)		(1,056)
Employee stock option exercises (includes tax impact of $94 million)	9	242			242
Compensation-related events		68			68
Balance at December 31, 2005	278	$—	$1,619	$(170)	$1,449

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Tabular amounts in millions, except share data)

Note 1 – Description of Business

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell and since May 7, 2002, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”), which were added when we acquired Yorkshire Global Restaurants, Inc. (“YGR”). YUM is the world’s largest quick service restaurant company based on the number of system units, with over 34,000 units of which approximately 40% are located outside the U.S. in more than 100 countries and territories. YUM was created as an independent, publicly-owned company on October 6, 1997 (the “Spin-off Date”) via a tax-free distribution by our former parent, PepsiCo, Inc. (“PepsiCo”), of our Common Stock (the “Distribution” or “Spin-off”) to its shareholders. References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us” or “our.”

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

Beginning in 2005, we also changed the China business reporting calendar to more closely align the timing of the reporting of its results of operations with our U.S. business. Previously our China business, like the rest of our international businesses, closed one month (or one period for certain of our international businesses) earlier than YUM’s period end date to facilitate consolidated reporting. To maintain comparability of our consolidated results of operations, amounts related to our China business for December 2004 have not been reflected in our Consolidated Statements of Income and net income for the China business for the one month period ended December 31, 2004 was recognized as an adjustment directly to consolidated retained earnings in the year to date ended December 31, 2005. Our consolidated results of operations for the year to date ended December 31, 2005 include the results of operations of the China business for the months of January, 2005 through December, 2005. Our consolidated results of operations for the years to date ended December 25, 2004 and December 27, 2003 continue to include the results of operations of the China business for the months of December, 2003 through November, 2004, and December, 2002 through November, 2003, respectively, as previously reported.

For the month of December 2004 the China business had revenues of $79 million and net income of $6 million. As mentioned previously, neither of these amounts is included in our Consolidated Statement of Income for the year to date ended December 31, 2005 and the net income figure was credited directly to retained earnings in the first quarter of 2005. Net income for the month of December, 2004 was negatively impacted by costs incurred in preparation of opening a significant number of new stores in early 2005 as well as increased advertising expense, all of which was recorded in December’s results of operations. Additionally, the net increase in cash for the China business in December, 2004 has been presented as a single line item on our Consolidated Statement of Cash Flows for the year to date ended December

31, 2005. The $34 million net increase in cash was primarily attributable to short-term borrowings for working capital purposes, a majority of which were repaid prior to the end of the China business’ first quarter.

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

We participate in various advertising cooperatives with our franchisees and licensees. In certain of these cooperatives we possess majority voting rights, and thus control the cooperatives. We report all assets and liabilities of these advertising cooperatives that we consolidate as advertising cooperative assets, restricted and advertising cooperative liabilities in the Consolidated Balance Sheet. As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions. Thus, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue,” we do not reflect, and have not reflected in the past, franchisee and licensee contributions to these cooperatives in our Consolidated Statements of Income.

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

We also possess variable interests in certain purchasing cooperatives we have formed along with representatives of the franchisee groups of each of our Concepts. These purchasing cooperatives were formed for the purpose of purchasing certain restaurant products and equipment in the U.S. Our equity ownership in each cooperative is generally proportional to our percentage ownership of the U.S. system units for the Concept. We account for our investments in these purchasing cooperatives using the cost method, under which our recorded balances were not significant at December 31, 2005 or December 25, 2004.

As a result of the adoption of FIN 46R, we have not consolidated any franchise entities, purchasing cooperatives or other entities.

Fiscal Year. Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years. Fiscal year 2005 included 53 weeks. The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks. In fiscal year 2005, the 53rd week added $96 million to total revenues and $23 million to total operating profit in our Consolidated Statement of Income. Our subsidiaries operate on similar fiscal calendars with period or month end dates suited to their businesses. The subsidiaries’ period end dates are within one week of YUM’s period end date with the exception of all of our international businesses except China. The international businesses except China close one period or one month earlier to facilitate consolidated reporting.

Reclassifications. We have reclassified certain items in the accompanying Consolidated Financial Statements and Notes thereto for prior periods to be comparable with the classification for the fiscal year ended December 31, 2005. These reclassifications had no effect on previously reported net income.

Specifically, we have reclassified distributions from unconsolidated affiliates from investing activities to operating activities on the Consolidated Statements of Cash Flows for 2004 and 2003. These distributions represent returns on equity investments, and therefore have been reclassified in accordance with the provisions of SFAS No. 95, “Statement of Cash Flows.” There was no impact on the previously reported Consolidated Statements of Income or Consolidated Balance Sheets as a result of the reclassifications. The reclassifications increased net cash provided by operating activities in the Consolidated Statements of Cash Flows by $55 million and $46 million for the years ended 2004 and 2003, respectively.

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

We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe that our franchisees or licensees are unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Net provisions for uncollectible franchise and license receivables of $3 million and $1 million were included in franchise and license expense in 2005 and 2004, respectively. Included in franchise and license expense in 2003 was a net benefit for uncollectible franchise and license receivables of $3 million, as we were able to recover previously reserved receivables in excess of current provisions.

Revenue Recognition. Our revenues consist of sales by Company operated restaurants and fees from our franchisees and licensees. Revenues from Company operated restaurants are recognized when payment is tendered at the time of sale. We recognize initial fees received from a franchisee or licensee as revenue when we have performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store. We recognize continuing fees based upon a percentage of franchisee and licensee sales as earned. We recognize renewal fees when a renewal agreement with a franchisee or licensee becomes effective. We include initial fees collected upon the sale of a restaurant to a franchisee in refranchising gains (losses).

Direct Marketing Costs. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant. To the extent we participate in advertising cooperatives, we expense our contributions as incurred. Our advertising expenses were $497 million, $458 million and $419 million in 2005, 2004 and 2003, respectively. We report substantially all of our direct marketing costs in occupancy and other operating expenses.

Research and Development Expenses. Research and development expenses, which we expense as incurred, are reported in G&A expenses. Research and development expenses were $33 million in 2005 and $26 million in both 2004 and 2003.

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

We account for exit or disposal activities, including store closures, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Store closure costs include costs of disposing of the assets as well as other facility-related expenses from previously closed stores. These store closure costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, if any. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in store closure costs. To the extent we sell assets, primarily land, associated with a closed store, any gain or loss upon that sale is also recorded in store closure costs.

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

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, sublease income and refranchising proceeds. Accordingly, actual results could vary significantly from our estimates.

Impairment of Investments in Unconsolidated Affiliates. We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the value of an investment has occurred which is other than temporary. In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses. Our impairment measurement test for an investment in an unconsolidated affiliate is similar to that for our restaurants except that we use discounted cash flows after interest and taxes instead of discounted cash flows before interest and taxes as used for our restaurants. We recorded no impairment associated with our investments in unconsolidated affiliates during the years ended December 31, 2005, December 25, 2004 and December 27, 2003.

Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from our estimates.

Asset Retirement Obligations. Effective December 29, 2002, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses the financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result of obligations under certain leases as of December 29, 2002 that were within the scope of SFAS 143, we recorded a cumulative effect adjustment of $2 million ($1 million after tax) which did not have a material effect on diluted earnings per common share. The adoption of SFAS 143 also did not have a material impact on our Consolidated Financial Statements for the years ended December 31, 2005, December 25, 2004 or December 27, 2003.

Guarantees. We account for certain guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.

We have also issued guarantees as a result of assigning our interest in obligations under operating leases as a condition to the refranchising of certain Company restaurants. Such guarantees are subject to the requirements of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). We recognize a liability for the fair value of such lease guarantees under SFAS 145 upon refranchising and upon any subsequent renewals of such leases when we remain contingently liable. The related expense in both instances is included in refranchising gains (losses).

Cash and Cash Equivalents. Cash equivalents represent funds we have temporarily invested (with original maturities not exceeding three months) as part of managing our day-to-day operating cash receipts and disbursements.

Inventories. We value our inventories at the lower of cost (computed on the first-in, first-out method) or net realizable value.

Property, Plant and Equipment. We state property, plant and equipment at cost less accumulated depreciation and amortization and valuation allowances. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows: 5 to 25 years for buildings and improvements, 3 to 20 years for machinery and equipment and 3 to 7 years for capitalized software costs. As discussed above, we suspend depreciation and amortization on assets related to restaurants that are held for sale.

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

In 2004, we recorded an adjustment to correct instances where our leasehold improvements were not being depreciated over the shorter of their useful lives or the term of the lease, including options in some instances, over which we were recording rent expense, including escalations, on a straight line basis. The cumulative adjustment, primarily through increased U.S. depreciation expense, totaled $11.5 million ($7 million after tax). The portion of this adjustment that related to 2004 was approximately $3 million. As the portion of the adjustment recorded that was a correction of errors of amounts reported in our prior period financial statements was not material to any of those prior period financial statements, the entire adjustment was recorded in the 2004 Consolidated Financial Statements and no adjustment was made to any prior period financial statements.

We record rent expense for leases that contain scheduled rent increases on a straight-line basis over the lease term, including any option periods considered in the determination of that lease term. Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments and are included in rent expense as they accrue. We generally do not receive leasehold improvement incentives upon opening a store that is subject to a lease. We capitalize rent associated with leased land or buildings while we are constructing a restaurant even if such construction period is subject to a rent holiday. Such capitalized rent is then expensed on a straight-line basis over the remaining term of the lease upon opening of the restaurant. We will begin expensing rent for construction periods beginning January 1, 2006 and thereafter, whether paid or subject to a rent holiday, in accordance with the FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). We do not anticipate that the adoption of FSP 13-1 will significantly impact our results of operations.

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

The Company accounts for recorded goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, we do not amortize goodwill and indefinite-lived intangible assets. We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life. Amortizable intangible assets are amortized on a straight-line basis. The weighted average useful life of our amortizable franchise contract rights and our amortizable trademarks/brands is 33 years and 30 years, respectively. As discussed above, we suspend amortization on those intangible assets with a defined life that are allocated to restaurants that are held for sale.

In accordance with the requirements of SFAS 142, goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are our operating segments in the U.S. (see Note 20) and our business management units internationally (typically individual countries). Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. We generally estimate fair value based on discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill. For 2005, 2004 and 2003, there was no impairment of goodwill identified during our annual impairment testing.

For indefinite-lived intangible assets, our impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future cash flows associated with the intangible asset. We also perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. As discussed in Note 9, we recorded a $5 million charge in 2003 as a result of the impairment of an indefinite-lived intangible asset. This charge was recorded in facility actions. No impairment of indefinite-lived intangible assets was recorded in 2005 or 2004.

Our amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. An intangible asset that is deemed impaired is written down to its estimated fair value, which is based on discounted cash flows. For purposes of our impairment analysis, we update the cash flows that were initially used to value the amortizable intangible asset to reflect our current estimates and assumptions over the asset’s future remaining life.

Share-Based Employee Compensation. In the fourth quarter 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes APB 25, “Accounting for Stock Issued to Employees” and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS 123R are similar to those of SFAS 123, however, SFAS 123R requires all new, modified and unvested share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the financial statements as compensation cost over the service period based on their fair value on the date of grant. Compensation cost is recognized over the service period on a straight-line basis for the fair value of awards that actually vest.

We adopted SFAS 123R using the modified retrospective application transition method effective September 4, 2005, the beginning of our fourth quarter. As permitted by SFAS 123R, we applied the modified retrospective application transition method to the beginning of the fiscal year of adoption (our fiscal year 2005). As such, the first three fiscal quarters of 2005 are required to be adjusted to recognize the compensation cost previously reported in the pro forma footnote disclosures (modified subject to certain corrections noted during the fourth quarter of 2005 that impacted net income by approximately $0.5 million in each quarter) under the provisions of SFAS 123. However, years prior to 2005 have not been restated.

The adoption of SFAS 123R in 2005 resulted in the reduction of operating profit of $58 million ($10 million in payroll and employee benefits and $48 million in G&A expense), a reduction of net income of $38 million (net of tax benefits of $20 million), a reduction of both basic and diluted earnings per share of $0.13 per share, a reduction of $87 million in cash flows from operating activities and an increase of $87 million in cash flows from financing activities. The adoption of SFAS 123R resulted in the reduction of fourth quarter operating profit of $18 million ($3 million in payroll and employee benefits and $15 million in G&A expense), a reduction of net income of $12 million (net of tax benefits of $6 million) and a reduction of both basic and diluted earnings per share of $0.04 per share.

The following table shows the 2005 quarterly after-tax effect of adoption of SFAS 123R on the first three quarters of 2005 as previously reported.

	First Quarter		Second Quarter		Third Quarter
	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported results prior to SFAS 123R adoption	$161	$0.53	$187	$0.62	$214	$0.72
Impact of SFAS 123R adoption	(8)	(0.03)	(9)	(0.03)	(9)	(0.03)
Results subsequent to SFAS 123R adoption	$153	$0.50	$178	$0.59	$205	$0.69

Prior to 2005, all share-based payments were accounted for under the recognition and measurement principles of APB 25 and its related Interpretations. Accordingly, no expense was reflected in the Consolidated Statements of Income for stock options, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all share-based payments for those years.

	2004	2003
Net Income, as reported	$740	$617
Add: Compensation expense included in reported net income, net of related tax	3	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40)	(41)
Net income, pro forma	703	579
Basic Earnings per Common Share
As reported	$2.54	$2.10
Pro forma	2.42	1.98
Diluted Earnings per Common Share
As reported	$2.42	$2.02
Pro forma	2.30	1.90

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

We account for these derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 133 requires that all derivative instruments be recorded on the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recorded in the results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately. See Note 13 for a discussion of our use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information.

Common Stock Share Repurchases. From time to time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors. Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated. Additionally, our Common Stock has no par or stated value. Accordingly, we record the full value of share repurchases against Common Stock except when to do so would result in a negative balance in our Common Stock account. In such instances, on a period basis, we record the cost of any further share repurchases as a reduction in retained earnings. Due to the large number of share repurchases and the increase in our Common Stock value over the past several years, our Common Stock balance reached zero during the fourth quarter of 2005. Accordingly, in the fourth quarter of 2005, $87 million in share repurchases were recorded as a reduction in retained earnings. We have no legal restrictions on the payment of dividends provided total shareholders’ equity is positive. See Note 18 for additional information.

Note 3 - Earnings Per Common Share (“EPS”)

	2005	2004	2003
Net income	$762	$740	$617
Basic EPS:
Weighted-average common shares outstanding	286	291	293
Basic EPS	$2.66	$2.54	$2.10
Diluted EPS:
Weighted-average common shares outstanding	286	291	293
Shares assumed issued on exercise of dilutive share equivalents	38	47	52
Shares assumed purchased with proceeds of dilutive share equivalents	(26)	(33)	(39)
Shares applicable to diluted earnings	298	305	306
Diluted EPS	$2.55	$2.42	$2.02

Unexercised employee stock options to purchase approximately 0.5 million, 0.4 million and 4 million shares of our Common Stock for the years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the year.

Note 4 – Items Affecting Comparability of Net Income

Facility Actions

Facility actions consists of the following components:

•	Refranchising net (gains) losses;
•	Store closure costs;
•	Impairment of long-lived assets for stores we intend to close and stores we intend to continue to use in the business;
•	Impairment of goodwill and indefinite-lived intangible assets.

	2005	2004	2003
U.S.
Refranchising net (gains) losses(a)(d)	$(40)	$(14)	$(20)
Store closure costs	2	(3)	1
Store impairment charges	44	17	10
SFAS 142 impairment charges(c)	—	—	5
Facility actions	6	—	(4)
International Division
Refranchising net (gains) losses(a)(b)(d)	(3)	3	20
Store closure costs	(1)	1	5
Store impairment charges	10	19	13
Facility actions	6	23	38
China Division
Refranchising net (gains) losses(a)(d)	—	(1)	(4)
Store closure costs	(1)	(1)	—
Store impairment charges	8	5	6
Facility actions	7	3	2
Worldwide
Refranchising net (gains) losses(a) (b)	(43)	(12)	(4)
Store closure costs	—	(3)	6
Store impairment charges	62	41	29
SFAS 142 impairment charges(c)	—	—	5
Facility actions	$19	$26	$36

(a)

Includes initial franchise fees in the U.S. of $7 million in 2005, $2 million in 2004 and $3 million in 2003, and in International Division of $3 million in 2005, $8 million in 2004 and $1 million in 2003 and China Division of $1 million in 2003. See Note 6.

(b)

International Division includes write downs of $6 million and $16 million for the years ended December 25, 2004 and December 27, 2003, respectively, related to our Puerto Rico business, which was sold on October 4, 2004.

(c)	In 2003, we recorded a $5 million charge in the U.S. related to the impairment of the A&W trademark/brand (see further discussion at Note 9).

(d)	Refranchising (gains) losses are not allocated to segments for performance reporting purposes.

The following table summarizes the 2005 and 2004 activity related to reserves for remaining lease obligations for closed stores.

	Beginning Balance	Amounts Used	New Decisions	Estimate/Decision Changes	Other(a)	Ending Balance

2004 Activity	$40	(17)	8	(1)	13	$43

2005 Activity	$43	(13)	14	—	—	$44

(a)	Primarily reserves established upon acquisitions of franchisee restaurants.

Assets held for sale at December 31, 2005 and December 25, 2004 total $11 million and $7 million, respectively, of U.S. property, plant and equipment, primarily land, on which we previously operated restaurants and are included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

Wrench Litigation

We recorded income of $2 million in 2005 from a settlement with an insurance carrier related to the Wrench litigation. Income of $14 million was recorded for 2004 reflecting settlements associated with the Wrench litigation for amounts less than previously accrued as well as related insurance recoveries. Expense of $42 million was recorded as Wrench litigation for 2003 reflecting the amounts awarded to the plaintiff and interest thereon. See Note 21 for a discussion of Wrench litigation.

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

Income of $2 million, $16 million and $26 million was recorded as AmeriServe and other charges (credits) for 2005, 2004 and 2003, respectively. These amounts primarily resulted from cash recoveries related to the AmeriServe bankruptcy reorganization process.

Note 5 – Supplemental Cash Flow Data

	2005	2004	2003

Cash Paid for:
Interest	$132	$146	$178
Income taxes	232	276	196

Significant Non-Cash Investing and Financing Activities:
Assumption of capital leases related to the acquisition of restaurants from franchisees	—	8	—
Capital lease obligations incurred to acquire assets	7	13	9
Debt reduction due to amendment of sale-leaseback agreements	—	—	88

Note 6 – Franchise and License Fees

	2005	2004	2003
Initial fees, including renewal fees	$51	$43	$36
Initial franchise fees included in refranchising gains	(10)	(10)	(5)
	41	33	31
Continuing fees	1,083	986	908
	$1,124	$1,019	$939

Note 7 – Other (Income) Expense

	2005	2004	2003
Equity income from investments in unconsolidated affiliates	$(51)	$(54)	$(39)
Gain upon sale of investment in unconsolidated affiliate (a)	(11)	—	—
Recovery from supplier(b)	(20)	—	—
Foreign exchange net (gain) loss	2	(1)	(2)
Other (income) expense	$(80)	$(55)	$(41)

(a) Reflects a gain related to the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity, principally for cash. This transaction generated a one-time net gain of approximately $11 million for YUM as cash proceeds (net of expenses) of approximately $25 million from the sale of our interest in the entity exceeded our recorded investment in this unconsolidated affiliate.

(b) Relates to a financial recovery from a supplier ingredient issue in mainland China totaling $24 million for the year ended December 31, 2005, $4 million of which was recognized through equity income from investments in unconsolidated affiliates. Our KFC business in mainland China was negatively impacted by the interruption of product offerings and negative publicity associated with a supplier ingredient issue experienced in late March, 2005. During the year ended December 31, 2005, we entered into an agreement with the supplier for a partial recovery of our losses.

Note 8 - Property, Plant and Equipment, net

	2005	2004
Land	$567	$617
Buildings and improvements	3,094	2,957
Capital leases, primarily buildings	126	146
Machinery and equipment	2,399	2,337
	6,186	6,057
Accumulated depreciation and amortization	(2,830)	(2,618)
	$3,356	$3,439

Depreciation and amortization expense related to property, plant and equipment was $459 million, $434 million and $388 million in 2005, 2004 and 2003, respectively.

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	U.S.	International Division	China Division	Worldwide
Balance as of December 27, 2003	$386	$79	$56	$521
Acquisitions	19	14	—	33
Disposals and other, net(a)	(10)	7	2	(1)
Balance as of December 25, 2004	$395	$100	$58	$553
Acquisitions	—	1	—	1
Disposals and other, net(a)	(11)	(5)	—	(16)
Balance as of December 31, 2005	$384	$96	$58	$538

(a) Disposals and other, net for International Division and China Division, primarily reflects the impact of foreign currency translation on existing balances.

Intangible assets, net for the years ended 2005 and 2004 are as follows:

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Franchise contract rights	$144	$(59)	$146	$(55)
Trademarks/brands	208	(9)	67	(3)
Favorable operating leases	18	(14)	22	(16)
Pension-related intangible	7	—	11	—
Other	5	(1)	5	(1)
	$382	$(83)	$251	$(75)

Unamortized intangible assets
Trademarks/brands	$31		$171

We have recorded intangible assets through past acquisitions representing the value of our KFC, LJS and A&W trademarks/brands. The value of a trademark/brand is determined based upon the value derived from the royalty we avoid, in the case of Company stores, or receive, in the case of franchise and licensee stores, for the use of the trademark/brand. We have determined that our KFC trademark/brand intangible asset has an indefinite life and therefore is not amortized.

When we acquired YGR in 2002 we assigned $140 million to the LJS trademark/brand and $72 million to the A&W trademark/brand. At the date of the acquisition, we determined that both of these intangible assets had indefinite lives. However, based on business decisions we made in 2005 and 2003 with regard to these Concepts, we reconsidered the expected useful lives of these brand intangibles and at December 31, 2005 both of these assets are being amortized over their expected useful lives.

In 2005, we decided to adjust development of certain multibrand combinations with LJS. While we and our franchisees continue to build new LJS stand alone units as well as multibrand units that include LJS, our decision to reallocate certain capital spending in the near term to other investment alternatives was considered an economic factor that may limit the useful life of the LJS trademark/brand. Accordingly, in the first quarter of 2005 we began to amortize the LJS trademark/brand over thirty years, the typical term of our multibrand franchise agreements including one renewal. We reviewed the LJS trademark/brand for impairment prior to beginning amortization in 2005 and determined no impairment existed. Amortization expense of the LJS trademark/brand approximated $4 million in 2005. When the LJS trademark/brand was considered to be an indefinite-life intangible asset in 2004 and 2003 and was therefore subject to annual impairment tests, we determined that the fair value of the LJS trademark/brand was in excess of its carrying value.

In 2003, we decided to close or refranchise substantially all Company-owned A&W restaurants that we had acquired. These restaurants were low-volume, mall-based units that were inconsistent with the remainder of our Company-owned portfolio. Also, at that time we decided to focus more on short-term development opportunities at LJS. These decisions negatively impacted the fair value of the A&W trademark/brand because we assumed less development of A&W in the near term than forecasted at the date of acquisition. Accordingly, we recorded a $5 million charge in 2003 to facility actions to write the value of the A&W trademark/brand down to its fair value. Our decision to no longer operate the acquired stand-alone Company-owned A&W restaurants was considered a factor that limited the A&W trademark/brand expected useful life. Subsequent to the recording of the impairment in 2003, we began amortizing the A&W trademark/brand remaining balance over a period of thirty years, the typical term of our multibrand franchise agreements including one renewal. Amortization expense of the A&W trademark/brand approximated $2 million in 2005 and 2004 and $1 million in 2003.

Amortization expense for all definite-lived intangible assets was $13 million in 2005, $8 million in 2004 and $7 million in 2003. Amortization expense for definite-lived intangible assets will approximate $12 million in 2006 through 2010.

Note 10 – Accounts Payable and Other Current Liabilities

	2005	2004
Accounts payable	$398	$414
Accrued compensation and benefits	274	263
Other current liabilities	566	512
	$1,238	$1,189

Note 11 – Short-term Borrowings and Long-term Debt

	2005	2004
Short-term Borrowings
Current maturities of long-term debt	$211	$11

Long-term Debt
Unsecured International Revolving Credit Facility, expires November 2010	180	—
Unsecured Revolving Credit Facility, expires September 2009	—	19
Senior, Unsecured Notes, due April 2006	200	200
Senior, Unsecured Notes, due May 2008	251	251
Senior, Unsecured Notes, due April 2011	646	646
Senior, Unsecured Notes, due July 2012	398	398
Capital lease obligations (See Note 12)	114	128
Other, due through 2019 (6% - 12%)	77	79
	1,866	1,721
Less current maturities of long-term debt	(211)	(11)
Long-term debt excluding SFAS 133 adjustment	1,655	1,710
Derivative instrument adjustment under SFAS 133 (See Note 13)	(6)	21
Long-term debt including SFAS 133 adjustment	$1,649	$1,731

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”), which matures in September 2009. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as specified in the agreement. We were in compliance with all debt covenants at December 31, 2005.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit less outstanding letters of credit. At December 31, 2005, our unused Credit Facility totaled $809 million, net of outstanding letters of credit of $191 million. There were no borrowings under the Credit Facility at the end of 2005 while outstanding borrowings at December 25, 2004 were $19 million. The interest rate for borrowings under the Credit Facility ranges from 0.35% to 1.625% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.20% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly. In 2005, 2004 and 2003, we expensed facility fees of approximately $2 million, $4 million and $6 million, respectively.

Additionally, on November 8, 2005, we executed a five-year revolving credit facility (the “International Credit Facility” or “ICF”) on behalf of three of our wholly owned international subsidiaries. The total facility amount is $350 million, with separate sublimits for each of the three subsidiaries. The ICF is unconditionally guaranteed by YUM and by YUM’s principal domestic subsidiaries and contains covenants substantially identical to those of the Credit Facility. We were in compliance with all debt covenants at the end of 2005.

There were borrowings of $180 million and available credit of $170 million outstanding under the ICF at the end of 2005. The interest rate for borrowings under the Credit Facility ranges from 0.20% to 1.20% over the LIBOR or 0.00% to 0.20% over a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%. The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

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

In 1997, we filed a shelf registration statement with the Securities and Exchange Commission for offerings of up to $2 billion of senior unsecured debt, of which $150 million is available for issuance at December 31, 2005. The following table summarizes all Senior Unsecured Notes issued under this shelf registration that remain outstanding at December 31, 2005:

			Interest Rate
Issuance Date(a)	Maturity Date	Principal Amount	Stated	Effective(b)
May 1998	May 2008	250	7.65%	7.81%
April 2001	April 2006	200	8.50%	9.04%
April 2001	April 2011	650	8.88%	9.20%
June 2002	July 2012	400	7.70%	8.04%

(a)	Interest payments commenced six months after issuance date and are payable semi-annually thereafter.

(b)

Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks. Excludes the effect of any interest rate swaps as described in Note 13.

The annual maturities of long-term debt as of December 31, 2005, excluding capital lease obligations of $114 million and derivative instrument adjustments of $6 million, are as follows:

Year ended:
2006	$202
2007	2
2008	252
2009	3
2010	183
Thereafter	1,115
Total	$1,757

Interest expense on short-term borrowings and long-term debt was $147 million, $145 million and $185 million in 2005, 2004 and 2003, respectively.

Note 12 – Leases

At December 31, 2005 we operated over 7,500 restaurants, leasing the underlying land and/or building in over 5,500 of those restaurants with our commitments expiring at various dates through 2087. We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment. We do not consider any of these individual leases material to our operations. Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2006	$16	$362	$4	$21
2007	15	326	4	18
2008	14	286	4	14
2009	14	258	5	13
2010	13	230	5	12
Thereafter	91	1,218	45	49
	$163	$2,680	$67	$127

At December 31, 2005 and December 25, 2004, the present value of minimum payments under capital leases was $114 million and $128 million, respectively. At December 31, 2005 and December 25, 2004, unearned income associated with direct financing lease receivables was $38 million and $48 million, respectively.

The details of rental expense and income are set forth below:

	2005	2004	2003
Rental expense
Minimum	$ 380	$ 376	$ 329
Contingent	51	49	44
	$ 431	$ 425	$ 373
Minimum rental income	$ 11	$ 13	$ 14

Note 13 - Financial Instruments

Interest Rate Derivative Instruments - We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our debt. Under the contracts, we agree with other parties to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. At both December 31, 2005 and December 31, 2004, interest rate derivative instruments outstanding had notional amounts of $850 million. These swaps have reset dates and floating rate indices which match those of our underlying fixed-rate debt and have been designated as fair value hedges of a portion of that debt. As the swaps qualify for the short-cut method under SFAS 133, no ineffectiveness has been recorded. The net fair value of these swaps as of December 31, 2005 was a net liability of approximately $5 million, of which $4 million and $9 million have been included in other assets and other liabilities and deferred credits, respectively. The net fair value of these swaps as of December 25, 2004 was a net asset of approximately $29 million, of which $30 million and $1 million have been included in other assets and other liabilities and deferred credits, respectively. The portion of this fair value which has not yet been recognized as an addition/reduction to interest expense at December 31, 2005 and December 25, 2004 has been included as a reduction/addition to long-term debt (a $6 million reduction and a $21 million addition, respectively).

Additionally, due to early redemption of the underlying 7.45% Senior Unsecured Notes on November 15, 2004 (see Note 11), pay-variable interest rate swaps with notional amounts of $350 million no longer qualified for hedge accounting at December 25, 2004. As we elected to hold these swaps until their May 2005 maturity, we entered into new pay-fixed interest rate swaps with offsetting notional amounts and terms. Gains or losses due to changes in the fair value of the pay-variable swaps were recognized in the results of operations through May 2005 but these gains or losses were almost entirely offset by changes in fair value of the pay-fixed swaps. These swaps were settled upon their maturities.

The fair value of both of these swaps were in an asset position as of December 25, 2004 with a fair value totaling approximately $9 million. This fair value was included in prepaid expenses and other current assets.

Foreign Exchange Derivative Instruments - We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated financial instruments, the majority of which are intercompany short-term receivables and payables. The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables. For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item. No ineffectiveness was recognized in 2005, 2004 or 2003 for those foreign currency forward contracts designated as cash flow hedges.

Equity Derivative Instruments - On December 3, 2004, we entered into an accelerated share repurchase program (the “Program”). In connection with the Program, a third-party investment bank borrowed approximately 5.4 million shares of our Common Stock from shareholders. We then repurchased those shares at their then market value of $46.58 per share from the investment bank for approximately $250 million. The repurchase was made pursuant to the share repurchase program authorized by our Board of Directors in May 2004.

Simultaneously, we entered into a forward contract with the investment bank that was indexed to the number of shares repurchased. Under the terms of the forward contract, we were required to pay or entitled to receive a price adjustment based on the difference between the weighted average price of our Common Stock during the duration of the Program and the initial purchase price of $46.58 per share. At our election, any payments we were obligated to make were either to be in cash or in shares of our Common Stock (not to exceed 15 million shares as specified in the forward contract). The Program was completed during the quarter ended March 19, 2005 and we made a cash payment of approximately $3 million to the investment bank to settle the forward contract in full. This payment representing the change in fair value of the forward contract was recognized in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” as an adjustment to Common Stock and is included in share repurchases in Note 18.

Commodity Derivative Instruments - We also utilize, on a limited basis, commodity futures and options contracts to mitigate our exposure to commodity price fluctuations over the next twelve months. Those contracts have not been designated as hedges under SFAS 133. Commodity future and options contracts did not significantly impact the Consolidated Financial Statements in 2005, 2004 or 2003.

Deferred Amounts in Accumulated Other Comprehensive Income (Loss) - As of December 31, 2005, we had a net deferred loss associated with cash flow hedges of approximately $1 million, net of tax. The loss, which primarily arose from the settlement of treasury locks entered into prior to the issuance of certain amounts of our fixed-rate debt, will be reclassified into earnings from January 1, 2006 through 2012 as an increase to interest expense on this debt.

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

Fair Value

At December 31, 2005 and December 25, 2004, the fair values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated the carrying values because of the short-term nature of these instruments. The fair value of notes receivable approximates the carrying value after consideration of recorded allowances.

The carrying amounts and fair values of our other financial instruments subject to fair value disclosures are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt, excluding capital leases and the derivative instrument adjustments	$1,752	$1,931	$1,593	$1,900
Debt-related derivative instruments:
Open contracts in a net asset (liability) position	(5)	(5)	38	38
Foreign currency-related derivative instruments:
Open contracts in a net asset (liability) position	—	—	(2)	(2)
Lease guarantees	16	27	13	29
Guarantees supporting financial arrangements of certain franchisees, unconsolidated affiliates and other third parties	7	7	7	8
Letters of credit	—	1	—	2

We estimated the fair value of debt, debt-related derivative instruments, foreign currency-related derivative instruments, guarantees and letters of credit using market quotes and calculations based on market rates.

Note 14 – Pension and Postretirement Medical Benefits

Pension Benefits -We sponsor noncontributory defined benefit pension plans covering substantially all full-time U.S. salaried employees, certain U.S. hourly employees and certain international employees. The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other plans are paid by the Company as incurred. During 2001, the plans covering our U.S. salaried employees were amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans. Benefits are based on years of service and earnings or stated amounts for each year of service.

Postretirement Medical Benefits - Our postretirement plan provides health care benefits, principally to U.S. salaried retirees and their dependents. This plan includes retiree cost sharing provisions. During 2001, the plan was amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in this plan. Employees hired prior to September 30, 2001 are eligible for benefits if they meet age and service requirements and qualify for retirement benefits.

Obligation and Funded Status at September 30:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with the pension and postretirement medical benefits plans based on actuarial valuations prepared as of September 30, 2005 and 2004 (the Plan Measurement Date).

	Pension Benefits		Postretirement Medical Benefits
	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$700	$629	$81	$81
Service cost	33	32	2	2
Interest cost	43	39	5	5
Plan amendments	—	1	—	—
Curtailment gain	(2)	(2)	—	—
Settlement loss	1	—	—	—
Benefits and expenses paid	(33)	(26)	(4)	(4)
Actuarial (gain) loss	73	27	(15)	(3)
Benefit obligation at end of year	$815	$700	$69	$81
Change in plan assets
Fair value of plan assets at beginning of year	$518	$438
Actual return on plan assets	63	53
Employer contributions	64	54
Benefits paid	(33)	(26)
Administrative expenses	(2)	(1)
Fair value of plan assets at end of year	$610	$518

Funded status	$(205)	$(182)	$(69)	$(81)
Employer contributions(a)	10	1	—	—
Unrecognized actuarial loss	256	225	7	23
Unrecognized prior service cost	6	9	—	—
Net amount recognized at year-end	$67	$53	$(62)	$(58)

(a) Reflects contributions made between the September 30 measurement date and December 31 for both 2005 and 2004.

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(116)	$(111)	$(62)	$(58)
Intangible asset	7	11	—	—
Accumulated other comprehensive loss	176	153	—	—
	$67	$53	$(62)	$(58)

Additional information:
Other comprehensive (income) loss attributable to change in additional minimum liability recognition	$23	$(9)

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$815	$700
Accumulated benefit obligation	736	629
Fair value of plan assets	610	518

Based on current funding rules , we are not required to make contributions to the Plan in 2006, but we may make discretionary contributions during the year based on our estimate of the Plan’s expected September 30, 2006 funded status.

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost are as follow:

	Pension Benefits			Postretirement Medical Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$33	$32	$26	$2	$2	$2
Interest cost	43	39	34	5	5	5
Amortization of prior service cost(a)	3	3	4	—	—	—
Expected return on plan assets	(45)	(40)	(30)	—	—	—
Recognized actuarial loss	22	19	6	1	1	1
Net periodic benefit cost	$56	$53	$40	$8	$8	$8
Additional loss recognized due to: Curtailment (b)	$1	—	—	n/a	n/a	n/a
Settlement(c)	$3	—	—	n/a	n/a	n/a

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.
(b)	Curtailment losses have been recognized in facility actions as they have resulted primarily from refranchising activities.
(c)	Settlement loss results from benefit payments from a non-funded plan exceeding the sum of the service cost and interest cost for that plan during the year.

Weighted-average assumptions used to determine benefit obligations at September 30:

	Pension Benefits		Postretirement Medical Benefits
	2005	2004	2005	2004
Discount rate	5.75%	6.15%	5.75%	6.15%
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:

	Pension Benefits			Postretirement Medical Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	6.15%	6.25%	6.85%	6.15%	6.25%	6.85%
Long-term rate of return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.75%	3.75%	3.85%	3.75%	3.75%	3.85%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

Assumed health care cost trend rates at September 30:

	Postretirement Medical Benefits
	2005	2004
Health care cost trend rate assumed for next year	10%	11%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2012	2012

There is a cap on our medical liability for certain retirees. The cap for Medicare eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees is expected to be reached in 2009; once the cap is reached, our annual cost per retiree will not increase. A one-percentage-point increase or decrease in assumed health care cost trend rates would have less than a $1 million impact on total service and interest cost and on the post retirement benefit obligation.

Plan Assets

Our pension plan weighted-average asset allocations at September 30, by asset category are set forth below:

Asset Category	2005	2004
Equity securities	71%	70%
Debt securities	29%	28%
Cash	—	2%
Total	100%	100%

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

A mutual fund held as an investment by the Plan includes YUM stock in the amount of $0.3 million and $0.2 million at September 30, 2005 and 2004, respectively (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:	Pension Benefits	Postretirement Medical Benefits
2006	$20	$4
2007	22	5
2008	26	5
2009	30	5
2010	33	6
2011 - 2015	260	30

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on our measurement date of September 30, 2005 and include benefits attributable to estimated further employee service.

Note 15 –Stock Options

At year-end 2005, we had four stock option plans in effect: the YUM! Brands, Inc. Long-Term Incentive Plan (“1999 LTIP”), the 1997 Long-Term Incentive Plan (“1997 LTIP”), the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan (“RGM Plan”) and the YUM! Brands, Inc. SharePower Plan (“SharePower”). During 2003, the 1999 LTIP was amended, subsequent to shareholder approval, to increase the total number of shares available for issuance and to make certain other technical and clarifying changes.

We may grant awards of up to 29.8 million shares and 45.0 million shares of stock under the 1999 LTIP, as amended, and 1997 LTIP, respectively. Potential awards to employees and non-employee directors under the 1999 LTIP include stock options, incentive stock options, stock appreciation rights, restricted stock, stock units, restricted stock units, performance shares and performance units. Potential awards to employees and non-employee directors under the 1997 LTIP include stock appreciation rights, restricted stock and performance restricted stock units. Prior to January 1, 2002, we also could grant stock options and incentive stock options under the 1997 LTIP. Through December 31, 2005, we have issued only stock options and performance restricted stock units under the 1997 LTIP and have issued only stock options under the 1999 LTIP.

We may grant stock options under the 1999 LTIP to purchase shares at a price equal to or greater than the average market price of the stock on the date of grant. New option grants under the 1999 LTIP can have varying vesting provisions and exercise periods. Previously granted options under the 1997 LTIP and 1999 LTIP vest in periods ranging from immediate to 2009 and expire ten to fifteen years after grant.

We may grant options to purchase up to 15.0 million shares of stock under the RGM Plan at a price equal to or greater than the average market price of the stock on the date of grant. RGM Plan options granted have a four year vesting period and expire ten years after grant. Certain RGM Plan options are granted upon attainment of performance conditions in the previous year. Expense for such options is recognized over a period that includes the time which the performance condition is met.

We may grant awards of up to 14.0 million shares of stock under SharePower. Potential awards to employees under SharePower include stock options, stock appreciation rights, restricted stock and restricted stock units. Awards granted shall have an exercise price equal to the average market price of the stock on the date of grant under SharePower. SharePower awards granted subsequent to the Spin-off Date consist only of stock options to date, which vest over a period ranging from one to four years and expire no longer than ten years after grant. Previously granted SharePower options have expirations through 2015.

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

We estimated the fair value of each option grant made during 2005, 2004 and 2003 as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	3.8%	3.2%	3.0%
Expected term (years)	6.0	6.0	6.0
Expected volatility	36.6%	40.0%	33.6%
Expected dividend yield	0.9%	0.1%	0.0%

In connection with our adoption of SFAS 123R, we determined that it was appropriate to group our stock option grants into two homogeneous groups when estimating expected term. These groups consist of grants made primarily to restaurant-level employees under the RGM Plan and grants made to executives under our other stock option plans.

We have traditionally used six years as the expected term of all stock option grants. In connection with our adoption of SFAS 123R and the increasing amount of historical data we now possess with regard to stock option exercise activity, we revaluated our expected term assumptions. Based on historical exercise and post-vesting employment termination behavior, we determined that the expected life for options granted under the RGM Plan was five years. For options granted to our above-store executives, we determined that an expected life of six years was appropriate. Prior to the adoption of SFAS 123R we have traditionally based expected volatility on Company specific historical stock data over the expected term of the option. We are in the process of revaluating expected volatility, including consideration of both historical volatility of our stock as well as implied volatility associated with our traded options. Options granted subsequent to the adoption of SFAS 123R in the fourth quarter of 2005 were not significant.

A summary of option activity as of December 31, 2005, and changes during the year then ended is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	37,108	$21.53
Granted	4,516	46.58
Exercised	(8,442)	17.46
Forfeited or expired	(1,463)	30.88
Outstanding at the end of the year	31,719	$25.75	5.81	$670
Exercisable at the end of the year	18,960	$19.79	4.56	$514

The weighted-average grant-date fair value of options granted during 2005, 2004, and 2003 were $17.78, $15.11, and $9.43, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005, December 25, 2004, and December 27, 2003, was $271 million, $282 million and $90 million, respectively.

As of December 31, 2005, there was $119 million of unrecognized compensation cost, which will be reduced by any forfeitures that occur, related to unvested stock options that is expected to be recognized over a weighted-average period of 2.7 years. The total fair value at grant date of stock options vested during 2005, 2004, and 2003 was $57 million, $103 million, and $95million, respectively.

Cash received from options exercises for 2005, 2004 and 2003, was $148 million, $200 million and $110 million, respectively. Tax benefits realized from tax deductions associated with options exercises for 2005, 2004 and 2003 totaled $94 million, $102 million and $26 million, respectively.

The Company has a policy of repurchasing shares on the open market to satisfy share option exercises and expects to repurchase approximately 8.0 million shares during 2006 based on estimates of option exercises for that period.

Note 16 – Other Compensation and Benefit Programs

Executive Income Deferral Program (the “EID Plan”)

The EID Plan allows participants to defer receipt of a portion of their annual salary and all or a portion of their incentive compensation. As defined by the EID Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants. In 2004 and 2003, these investment options were limited to cash and phantom shares of our Common Stock. In 2005, we added two new phantom investment options to the plan, a Stock Index Fund and the Bond Index Fund. Additionally, the EID Plan allows participants to defer incentive compensation to purchase phantom shares of our Common Stock at a 25% discount from the average market price at the date of deferral (the “Discount Stock Account”). Deferrals to the Discount Stock Account are similar to a restricted stock unit award in that participants will forfeit both the discount and incentive compensation amounts deferred to the Discount Stock Account if they voluntarily separate from employment during the two year vesting period. We expense the intrinsic value of the discount over the vesting period. Investments in cash, the Stock Index fund and the Bond Index fund will be distributed in cash at a date as elected by the employee and therefore are classified as a liability on our Consolidated Balance Sheets. We recognize compensation expense for the appreciation or depreciation of these investments. As investments in the phantom shares of our Common Stock can only be settled in shares of our Common Stock, we do not recognize compensation expense for the appreciation or the depreciation, if any, of these investments. Deferrals into the phantom shares of our Common Stock are credited to the Common Stock Account.

As of December 31, 2005 total deferrals to phantom shares of our Common Stock within the EID Plan totaled approximately 3.3 million shares. We recognized compensation expense of $4 million in 2005 and 2004 and $3 million in 2003 for the EID Plan.

Restricted Stock

In November 1997, we granted performance restricted stock units of YUM’s Common Stock in the amount of $3.6 million to our Chief Executive Officer (“CEO”). The award was made under the 1997 LTIP and was to be paid in Common Stock or cash at the discretion of the Compensation Committee of the Board of Directors. Payment of the award was made in cash on February 6, 2006 on attainment of certain pre-established earnings thresholds. The annual expense related to this award included in earnings was $0.4 million for 2005, 2004 and 2003.

Contributory 401(k) Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees. Participants are able to elect to contribute up to 25% of eligible compensation on a pre-tax basis. Participants may allocate their contributions to one or any combination of 10 investment options within the 401(k) Plan. We match 100% of the participant’s contribution to the 401(k) Plan up to 3% of eligible compensation and 50% of the participant’s contribution on the next 2% of eligible compensation. All matching contributions are made to the YUM Common Stock Fund. We recognized as compensation expense our total matching contribution of $12 million in 2005, $11 million in 2004 and $10 million in 2003.

Note 17 – Shareholders’ Rights Plan

In July 1998, our Board of Directors declared a dividend distribution of one right for each share of Common Stock outstanding as of August 3, 1998 (the “Record Date”). As a result of the two for one stock split distributed on June 17, 2002, each holder of Common Stock is entitled to one right for every two shares of Common Stock (one half right per share). Each right initially entitles the registered holder to purchase a unit consisting of one one thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, without par value, at a purchase price of $130 per Unit, subject to adjustment. The rights, which do not have voting rights, will become exercisable for our Common Stock ten business days following a public announcement that a person or group has acquired, or has commenced or intends to commence a tender offer for, 15% or more, or 20% more if such person or group owned 10% or more on the adoption date of this plan, of our Common Stock. In the event the rights become exercisable for Common Stock, each right will entitle its holder (other than the Acquiring Person as defined in the Agreement) to purchase, at the right’s then current exercise price, YUM Common Stock and thereafter we are acquired in a merger or other business combination, each right will entitle its holder to purchase, at the right’s then current exercise price, Common Stock of the acquiring company having a value of twice the exercise price of the right.

We can redeem the rights in their entirety, prior to becoming exercisable, at $0.01 per right under certain specified conditions. The rights expire on July 21, 2008, unless we extend that date or we have earlier redeemed or exchanged the right as provided in the Agreement.

This description of the right is qualified in its entirety by reference to the original Rights Agreement, dated July 21, 1998, and the Agreement of Substitution and Amendment of Common Share Rights Agreement, dated August 28, 2003, between YUM and American Stock Transfer and Trust Company, the Right Agent (both including the exhibits thereto).

Note 18 – Shareholders’ Equity

The Company initiated quarterly dividend payments to our stockholders in 2004. In 2004, the Company declared three cash dividends of $0.10 per share of Common Stock. In 2005, the Company declared one cash dividend of $0.10 per share of Common Stock and three cash dividends of $0.115 per share of Common Stock. The Company had dividends payable of $32 million and $29 million as of December 31, 2005 and December 25, 2004, respectively.

Under the authority of our Board of Directors, we repurchased shares of our Common Stock in the following share repurchase programs during 2005, 2004 and 2003. All amounts exclude applicable transaction fees.

Program Authorization Date	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased
	2005	2004	2003	2005	2004	2003
November 2005	644	—	—	$31	$—	$—
May 2005	10,140	—	—	500	—	—
January 2005	9,963	—	—	500	—	—
May 2004	534	5,953	—	25	275	—
November 2003	—	8,072	169	—	294	6
November 2002	—	—	9,153	—	—	272
Total	21,281	14,025	9,322	$1,056	$569	$278

As of December 31, 2005, we have $469 million available for future repurchases under our November 2005 share repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

Accumulated Other Comprehensive Income (Loss) – Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in other accumulated comprehensive loss for the Company’s derivative instruments and minimum pension liability are recorded net of the related income tax effects. The following table gives further detail regarding the composition of other accumulated comprehensive loss at December 31, 2005 and December 25, 2004.

	2005	2004
Foreign currency translation adjustment	$(59)	$(34)
Minimum pension liability adjustment, net of tax	(110)	(95)
Unrealized losses on derivative instruments, net of tax	(1)	(2)
Total accumulated other comprehensive loss	$(170)	$(131)

Note 19- Income Taxes

The details of our income tax provision (benefit) are set forth below. Amounts do not include the income tax benefit of approximately $1 million on the $2 million cumulative effect adjustment recorded in the year ended December 27, 2003 due to the adoption of SFAS 143.

	2005	2004	2003
Current: Federal	$241	$78	$181
Foreign	113	79	114
State	11	(13)	(4)
	365	144	291

Deferred:Federal	(66)	41	(23)
Foreign	(20)	67	(16)
State	(15)	34	16
	(101)	142	(23)
	$264	$286	$268

Included in the federal tax provision above for 2005 and 2004 is approximately $20 million current tax and $6 million deferred tax, respectively, provided on $500 million of earnings in our foreign investments which we repatriated to the U.S. in 2005. We made the determination to repatriate such earnings as the result of The American Jobs Creation Act of 2004 which became law on October 22, 2004 (the “Act”). The Act allowed a dividends received deduction of 85% of repatriated qualified foreign earnings in fiscal year 2005.

Taxes payable were reduced by $94 million, $102 million and $26 million in 2005, 2004 and 2003, respectively, as a result of stock option exercises.

Valuation allowances related to deferred tax assets in foreign countries decreased by $10 million in 2005 and increased by $45 million and $19 million in 2004 and 2003, respectively. Valuation allowances related to federal deferred tax assets decreased by $13 million in 2005. Valuation allowances in certain states decreased by $8 million in 2005 ($5 million, net of federal tax) and increased by $6 million ($4 million, net of federal tax) in 2003. The fluctuations were a result of determinations regarding the likelihood of use of certain loss carryforwards and credits prior to expiration.

The 2005 state deferred tax provision includes $8 million ($5 million, net of federal tax) for the impact of changes in state statutory tax rates. In 2004, the deferred foreign tax provision included a $1 million credit to reflect the impact of changes in statutory tax rates in various countries.

U.S. and foreign income before income taxes are set forth below:

	2005	2004	2003
U.S.	$705	$704	$669
Foreign	321	322	217
	$1,026	$1,026	$886

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2005	2004	2003
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.6	1.3	1.8
Foreign and U.S. tax effects attributable to foreign operations	(6.7)	(6.3)	(3.6)
Adjustments to reserves and prior years	(1.3)	(6.7)	(1.7)
Repatriation of foreign earnings	2.0	0.5	—
Non-recurring foreign tax credit adjustments	(2.9)	—	(4.1)
Valuation allowance additions (reversals)	(1.4)	4.2	2.8
Other, net	(0.5)	(0.1)	—
Effective income tax rate	25.8%	27.9%	30.2%

The 2005 tax rate was favorably impacted by the recognition of certain foreign tax credits that we were able to substantiate during 2005. In 2003, we amended certain prior year returns upon our determination that it was more beneficial to claim credit on our U.S. tax returns for foreign taxes paid than to deduct such taxes, as had been done when the returns were originally filed. Both benefits are non-recurring.

The adjustments to reserves and prior years in 2005 and 2004 were primarily driven by the reversal of reserves associated with audits that were settled.

See above for a discussion of the valuation allowance additions (reversals).

The details of 2005 and 2004 deferred tax liabilities (assets) are set forth below:

2005		2004
Intangible assets and property, plant and equipment	$169	$151
Other	95	84
Gross deferred tax liabilities	$264	$235

Net operating loss and tax credit carryforwards	$(223)	$(193)
Employee benefits	(132)	(103)
Self-insured casualty claims	(84)	(66)
Lease related assets and liabilities	(50)	(45)
Various liabilities	(151)	(162)
Deferred income and other	(111)	(114)
Gross deferred tax assets	(751)	(683)
Deferred tax asset valuation allowances	233	269
Net deferred tax assets	(518)	(414)
Net deferred tax (assets) liabilities	$(254)	$(179)

Reported in Consolidated Balance Sheets as:
Deferred income taxes	$(163)	$(156)
Other assets	(156)	(89)
Other liabilities and deferred credits	24	52
Accounts payable and other current liabilities	41	14
	$(254)	$(179)

Federal income tax receivables of $59 million were included in prepaid expenses and other current assets at December 25, 2004.

We have not provided deferred tax on the undistributed earnings from our foreign investments as we believe they are permanent in nature, except for approximately $2 million of both federal and foreign tax provided on undistributed earnings we intend to distribute. We estimate that our total net undistributed earnings upon which we have not provided deferred tax total approximately $400 million at December 31, 2005. A determination of the deferred tax liability on such earnings is not practicable.

We have available net operating loss and tax credit carryforwards totaling approximately $1.6 billion at December 31, 2005 to reduce future tax of YUM and certain subsidiaries. The carryforwards are related to a number of foreign and state jurisdictions. Of these carryforwards, $21 million expire in 2006 and $1.2 billion expire at various times between 2006 and 2024. The remaining carryforwards of approximately $330 million do not expire.

Note 20 – Reportable Operating Segments

We are principally engaged in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut and Taco Bell concepts, and since May 7, 2002, the LJS and A&W concepts, which were added when we acquired YGR. KFC, Pizza Hut, Taco Bell, LJS and A&W operate throughout the U.S. and in 95, 90, 13, 5 and 10 countries and territories outside the U.S., respectively. Our five largest international markets based on operating profit in 2005 are China, United Kingdom, Australia, Asia Franchise and Mexico. At December 31, 2005, we had investments in 7 unconsolidated affiliates outside the U.S. which operate principally KFC and/or Pizza Hut restaurants. These unconsolidated affiliates operate in China, Japan and the United Kingdom.

We identify our operating segments based on management responsibility. As noted in Note 1, in 2005 we began reporting information for our international business in two separate operating segments as a result of changes in our management reporting structure. The China Division includes mainland China, Thailand, KFC Taiwan, and the International Division includes the remainder of our international operations. Segment information for previous periods has been restated to reflect this reporting. For purposes of applying SFAS No. 131, “Disclosure About Segments of An Enterprise and Related Information” (“SFAS 131”) in the U.S., we consider LJS and A&W to be a single segment. We consider our KFC, Pizza Hut, Taco Bell and LJS/A&W operating segments in the U.S. to be similar and therefore have aggregated them into a single reportable operating segment.

	Revenues
	2005	2004	2003
United States	$5,929	$5,763	$5,655
International Division	2,124	2,128	1,824
China Division(a)	1,296	1,120	901
	$9,349	$9,011	$8,380

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2005	2004	2003
United States	$760	$777	$812
International Division(b)	372	337	280
China Division(b)	211	205	161
Unallocated and corporate expenses	(246)	(204)	(179)
Unallocated other income (expense)(c)	9	(2)	(3)
Unallocated facility actions(d)	43	12	4
Wrench litigation income (expense)(e)	2	14	(42)
AmeriServe and other (charges) credits(e)	2	16	26
Total operating profit	1,153	1,155	1,059
Interest expense, net	(127)	(129)	(173)
Income before income taxes and cumulative effect of accounting change	$1,026	$1,026	$886

	Depreciation and Amortization
	2005	2004	2003
United States	$266	$267	$240
International Division	107	99	86
China Division	82	69	60
Corporate	14	13	15
	$469	$448	$401

	Capital Spending
	2005	2004	2003
United States	$333	$365	$395
International Division	96	121	135
China Division	159	118	111
Corporate	21	41	22
	$609	$645	$663

	Identifiable Assets
	2005	2004	2003
United States	$3,118	$3,316	$3,279
International Division(f)	1,437	1,441	1,334
China Division(f)	746	613	546
Corporate(g)	397	326	461
	$5,698	$5,696	$5,620

	Long-Lived Assets(h)
	2005	2004	2003
United States	$2,800	$2,900	$2,880
International Division	804	904	815
China Division(i)	517	436	391
Corporate	103	99	72
	$4,224	$4,339	$4,158

(a)	Includes revenues of $1.0 billion, $903 million and $703 million in mainland China for 2005, 2004 and 2003, respectively.

(b)

Includes equity income of unconsolidated affiliates of $21 million, $25 million and $11 million in 2005, 2004 and 2003, respectively, for the International Division. Includes equity income of unconsolidated affiliates of $30 million, $32 million, and $33 million in 2005, 2004 and 2003, respectively, for the China Division.

(c) Includes a one-time net gain of approximately $11 million associated with the sale of our Poland/Czech Republic business. See Note 7.

(d)	Unallocated facility actions comprises refranchising gains (losses) which are not allocated to the U.S., International Division or China Division segments for performance reporting purposes.

(e)	See Note 4 for a discussion of AmeriServe and other (charges) credits and Note 4 and Note 21 for a discussion of Wrench litigation.

(f)

Includes investment in unconsolidated affiliates of $117 million, $143 million and $136 million for 2005, 2004 and 2003, respectively, for the International Division. Includes investment in unconsolidated affiliates of $56 million, $51 million and $45 million for 2005, 2004 and 2003, respectively, for the China Division.

(g)	Primarily includes deferred tax assets, property, plant and equipment, net, related to our office facilities, and cash.

(h)	Includes property, plant and equipment, net; goodwill; and intangible assets, net.

(i)	Includes long-lived assets of $430 million, $342 million and $287 million in Mainland China for 2005, 2004, and 2003, resepectively.

See Note 4 for additional operating segment disclosures related to impairment, store closure costs and the carrying amount of assets held for sale.

Note 21 – Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c)

guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2031. As of December 31, 2005 and December 25, 2004, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $374 million and $365 million, respectively. The present value of these potential payments discounted at our pre-tax cost of debt at December 31, 2005 was $316 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our probable exposure under such leases at December 31, 2005 and December 25, 2004 was not material.

Franchise Loan Pool Guarantees - We had provided approximately $16 million of partial guarantees of two franchisee loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at December 31, 2005 and December 25, 2004. In support of these guarantees, we posted letters of credit of $4 million. We also provide a standby letter of credit of $18 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $77 and $90 million at December 31, 2005 and December 25, 2004, respectively.

Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to net refranchising loss (gain). New loans added to the loan pools in 2005 were not significant.

Unconsolidated Affiliates Guarantees - We have guaranteed certain lines of credit and loans of unconsolidated affiliates totaling zero and $34 million at December 31, 2005 and December 25, 2004, respectively. Our unconsolidated affiliates had total revenues of over $1.8 billion for the year ended December 31, 2005 and assets and debt of approximately $775 million and $32 million, respectively, at December 31, 2005.

Other Third Parties Guarantees - We have also guaranteed certain lines of credit, loans and letters of credit of third parties totaling $1 million and $9 million at December 31, 2005 and December 25, 2004, respectively. If all such lines of credit and letters of credit were fully drawn the maximum contingent liability under these arrangements would be approximately $2 million as of December 31, 2005 and $26 million as of December 25, 2004.

We have varying levels of recourse provisions and collateral that mitigate the risk of loss related to our guarantees of these financial arrangements of unconsolidated affiliates and other third parties. Accordingly, our recorded liability as of December 31, 2005 and December 25, 2004 is not significant.

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

In the U.S. and in certain other countries, we are also self-insured for healthcare claims and long-term disability for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for property and casualty losses, healthcare and long-term disability claims, including reported and incurred but not reported claims, based on information provided by independent actuaries.

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

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive, at the higher of target or actual for the preceding year, a proportionate bonus at the higher of target or actual performance earned through the date of termination, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of December 31, 2005, payments of approximately $39 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We provide reserves for such claims and contingencies when payment is probable and estimable in accordance with SFAS No. 5 “Accounting for Contingencies.”

On August 13, 2003, a class action lawsuit against Pizza Hut, Inc., entitled Coldiron v. Pizza Hut, Inc., was filed in the United States District Court, Central District of California. Plaintiff alleges that she and other current and former Pizza Hut Restaurant General Managers (“RGMs”) were improperly classified as exempt employees under the U.S. Fair Labor Standards Act (“FLSA”). There is also a pendent state law claim, alleging that current and former RGMs in California were misclassified under that state’s law. Plaintiff seeks unpaid overtime wages and penalties. On May 5, 2004, the District Court granted conditional certification of a nationwide class of RGMs under the FLSA claim, providing notice to prospective class members and an opportunity to join the class. Approximately 12 percent of the eligible class members have elected to join the litigation. However, on June 30, 2005, the District Court granted Pizza Hut’s motion to strike all FLSA class members who joined the litigation after July 15, 2004. The effect of this order is to reduce the number of FLSA class members to only approximately 88 (or approximately 2.5% of the eligible class members).

In November 2005, the parties agreed to a settlement. Pizza Hut believes that definitive settlement documents will be preliminarily and finally approved by the Court within sixty to ninety days following submission of the documents to the Court. We have provided for this settlement amount in our Consolidated Financial Statements.

On November 26, 2001, a lawsuit against Long John Silver’s, Inc. (“LJS”) entitled Kevin Johnson, on behalf of himself and all others similarly situated v. Long John Silver’s, Inc. (“Johnson”) was filed in the United States District Court for the Middle District of Tennessee, Nashville Division. Johnson’s suit alleged that LJS’s former “Security/Restitution for Losses” policy (the “Policy”) provided for deductions from RGMs and Assistant Restaurant General Managers (“ARGMs”) salaries that violate the salary basis test for exempt personnel under regulations issued pursuant to the FLSA. Johnson alleged that all RGMs and ARGMs who were employed by LJS for the three year period prior to the lawsuit – i.e., since November 26, 1998 – should be treated as the equivalent of hourly employees and thus were eligible under the FLSA for overtime for any hours worked over 40 during all weeks in the recovery period. In addition, Johnson claimed that the potential members of the class are entitled to certain liquidated damages and attorney’s fees under the FLSA.

LJS believed that Johnson’s claims, as well as the claims of all other similarly situated parties, should be resolved in individual arbitrations pursuant to LJS’s Dispute Resolution Program (“DRP”), and that a collective action to resolve these claims in court was clearly inappropriate under the current state of the law. Accordingly, LJS moved to compel arbitration in the Johnson case. LJS and Johnson also agreed to stay the action effective December 17, 2001, pending mediation and entered into a tolling agreement for that purpose. After mediation did not resolve the case, and after limited discovery and a hearing, the Court determined on June 7, 2004, that Johnson’s individual claims should be referred to arbitration. Johnson appealed, and the decision of the District Court was affirmed in all respects by the United States Court of Appeals for the Sixth Circuit on July 5, 2005.

On December 19, 2003, counsel for plaintiff in the above referenced Johnson lawsuit, filed a separate demand for arbitration with the American Arbitration Association (“AAA”) on behalf of former LJS managers Erin Cole and Nick Kaufman, who reside in South Carolina (the “Cole Arbitration”). Claimants in the Cole Arbitration demand a class arbitration on behalf of the same putative class - and the same underlying FLSA claims - as were alleged in the Johnson lawsuit. The complaint in the Cole Arbitration subsequently was amended to allege a practice of deductions (distinct from the allegations as to the Policy) in violation of the FLSA salary basis test, and to add Victoria McWhorter, another LJS former manager, as an additional claimant. LJS has denied the claims and the putative class alleged in the Cole Arbitration, and it is LJS’s position that the claims of Cole, Kaufman, and McWhorter should be individually arbitrated.

Arbitrations under LJS’s DRP, including the Cole Arbitration, are governed by the rules of the AAA. In October 2003, the AAA adopted its Supplementary Rules for Class Arbitrations (“AAA Class Rules”). The AAA appointed an arbitrator for the Cole Arbitration. On June 15, 2004, the arbitrator issued a clause construction award, ruling that the DRP does not preclude class arbitration. LJS moved to vacate the clause construction award in the United States District Court for the District of South Carolina. On September 15, 2005, the federal court in South Carolina ruled that it did not have jurisdiction to hear LJS’s motion to vacate. LJS has appealed the U.S. District Court’s ruling to the United States Court of Appeals for the Fourth Circuit. While judicial review of the clause construction award was pending, the arbitrator permitted claimants to move for a class determination award, which was opposed by LJS. On September 19, 2005, the arbitrator issued a class determination award, certifying a class of LJS’s RGMs and ARGMs employed between December 17, 1998, and August 22, 2004, on FLSA claims, to proceed on an opt-out basis under the AAA Class Rules. That class determination award was upheld on appeal by the United States District Court for the District of South Carolina on January 20, 2006. LJS has appealed the ruling of the U.S. District Court to the United States Court of Appeals for the Fourth Circuit.

LJS believes that the DRP provides for individual arbitrations. LJS also believes that if the Cole Arbitration must proceed on a class basis, (i) the proceedings should be governed by the opt-in collective action structure of the FLSA, (ii) a class should not be certified under the applicable provisions of the FLSA, and (iii) each individual should not be able to recover for more than two years (and a maximum three years) prior to the date they file a consent to join the arbitration. We have provided for the estimated costs of the Cole Arbitration, based on a projection of eligible claims, the amount of each eligible claim, the estimated legal fees incurred by the claimants and the results of settlement negotiations in this and other wage and hour litigation matters. But in view of the novelties of proceeding under the AAA Class Rules and the inherent uncertainties of litigation, there can be no assurance that the outcome of the arbitration will not result in losses in excess of those currently provided for.

On September 21, 2005, a collective action lawsuit against the Company and KFC Corporation, originally entitled Parler v. Yum Brands, Inc., d/b/a KFC, and KFC Corporation, was filed in the United States District Court for the District of Minnesota. Plaintiff alleges that he and other current and former KFC Assistant Unit Managers (“AUM’s”) were improperly classified as exempt employees under the FLSA. Plaintiff seeks overtime wages and liquidated damages. On January 17, 2006, the District Court dismissed the claims against the Company with prejudice, leaving KFC Corporation as the sole defendant. Notice will be mailed to current and former KFC AUM’s advising them of the litigation and providing an opportunity to join the case if they choose to do so.

We believe that KFC has properly classified its AUM’s as exempt under the FLSA and accordingly intend to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

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

Pursuant to the parties’ agreement, on or about August 31, 2004, the District Court ordered that the trial of this action be bifurcated so that stage one will resolve Plaintiffs'; claims for equitable relief and stage two will resolve Plaintiffs' claims for damages. The parties are currently proceeding with the equitable relief stage of this action. During this stage, Taco Bell filed a motion to partially decertify the class to exclude from the Rule 23(b)(2) class claims for monetary damages. The District Court denied the motion. Plaintiffs filed their own motion for partial summary judgment as to liability relating to a subset of the California Restaurants. The District Court denied that motion as well. Discovery is ongoing as of the date of this report.

Taco Bell has denied liability and intends to vigorously defend against all claims in this lawsuit. Although this lawsuit is at a relatively early stage in the proceedings, it is likely that certain of the California Restaurants will be determined to be not fully compliant with accessibility laws and that Taco Bell will be required to take certain steps to make those restaurants fully compliant. However, at this time, it is not possible to estimate with reasonable certainty the potential costs to bring any non compliant California Restaurants into compliance with applicable state and federal disability access laws. Nor is it possible at this time to reasonably estimate the probability or amount of liability for monetary damages on a class wide basis to Taco Bell.

On January 16, 1998, a lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. (“Wrench”) was filed in the United States District Court for the Western District of Michigan. The lawsuit alleged that Taco Bell Corp. misappropriated certain ideas and concepts used in its advertising featuring a Chihuahua. The plaintiffs sought to recover monetary damages under several theories, including breach of implied-in-fact contract, idea misappropriation, conversion and unfair competition. On June 10, 1999, the District Court granted summary judgment in favor of Taco Bell Corp. Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit and oral arguments were held on September 20, 2000. On July 6, 2001, the Sixth Circuit Court of Appeals reversed the District Court’s judgment in favor of Taco Bell Corp. and remanded the case to the District Court. Taco Bell Corp. unsuccessfully petitioned the Sixth Circuit Court of Appeals for rehearing en banc, and its petition for writ of certiorari to the United States Supreme Court was denied on January 21, 2002. The case was returned to District Court for trial which began on May 14, 2003 and on June 4, 2003 the jury awarded $30 million to the plaintiffs. Subsequently, the plaintiffs moved to amend the judgment to include pre-judgment interest and post-judgment interest and Taco Bell filed its post-trial motion for judgment as a matter of law or a new trial. On September 9, 2003, the District Court denied Taco Bell’s motion and granted the plaintiffs' motion to amend the judgment.

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

Under terms of the agreement, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of December 31, 2005, PepsiCo remains liable for approximately $28 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through December 31, 2005, there have not been any determinations made by PepsiCo where we would have reached a different determination.

Note 22 - Selected Quarterly Financial Data (Unaudited)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,810	$1,902	$1,975	$2,538	$8,225
Franchise and license fees	244	251	268	361	1,124
Total revenues	2,054	2,153	2,243	2,899	9,349
Wrench litigation (income) expense	—	—	(2)	—	(2)
AmeriServe and other charges (credits)	—	—	—	(2)	(2)
Total costs and expenses, net	1,803	1,892	1,935	2,566	8,196
Operating profit	251	261	308	333	1,153
Net income	153	178	205	226	762
Diluted earnings per common share	0.50	0.59	0.69	0.77	2.55
Dividends declared per common share	0.10	0.115	—	0.23	0.445

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,747	$1,846	$1,935	$2,464	$7,992
Franchise and license fees	223	231	244	321	1,019
Total revenues	1,970	2,077	2,179	2,785	9,011
Wrench litigation (income) expense	—	—	—	(14)	(14)
AmeriServe and other charges (credits)	—	(14)	—	(2)	(16)
Total costs and expenses, net	1,727	1,802	1,888	2,439	7,856
Operating profit	243	275	291	346	1,155
Net income	142	178	185	235	740
Diluted earnings per common share	0.47	0.58	0.61	0.77	2.42
Dividends declared per common share	—	0.10	—	0.20	0.30

The first three quarters of 2005 have been restated pursuant to the adoption of SFAS 123R. See Note 2.

In the fourth quarter of 2005, we recorded a $6 million reduction to correct our previously recorded gain associated with the sale of our Poland/Czech Republic business. See Note 7.

In the fourth quarter of 2004, we recorded an $11.5 million ($7 million after tax) adjustment primarily through increased U.S. depreciation expense to correct instances where our leasehold improvements were not being depreciated over the shorter of their useful lives or the underlying term of the lease. See Note 2.

See Note 4 and Note 21 for details of Wrench litigation and Note 4 for details of AmeriServe other charges (credits).

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

We maintain a system of internal control over financial reporting, designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity. We have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2005. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified.

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

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 31, 2005 provide reasonable assurance that our assets are reasonably safeguarded.

Richard T. Carucci

Chief Financial Officer

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2005.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company” and “Election of Directors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005.

Item 13.	Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approved policies and procedures appearing under the caption “Item 2: Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005.

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

Date:	March 2, 2006

YUM! BRANDS, INC.

By: /s/ David C. Novak

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David C. Novak David C. Novak	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 2, 2006
/s/ Andrall E. Pearson Andrall E. Pearson	Founding Chairman	March 2, 2006
/s/ Richard T. Carucci Richard T. Carucci	Chief Financial Officer (principal financial officer)	March 2, 2006
/s/ Ted F. Knopf Ted F. Knopf	Senior Vice President Finance and Corporate Controller (principal accounting officer)	March 2, 2006
/s/ David W. Dorman David W. Dorman	Director	March 2, 2006
/s/ Massimo Ferragamo Massimo Ferragamo	Director	March 2, 2006
/s/ J. David Grissom J. David Grissom	Director	March 2, 2006

/s/ Bonnie G. Hill Bonnie G. Hill	Director	March 2, 2006
/s/ Robert Holland, Jr. Robert Holland, Jr.	Director	March 2, 2006
/s/ Kenneth G. Langone Kenneth G. Langone	Director	March 2, 2006
/s/ Jonathan S. Linen Jonathan S. Linen	Director	March 2, 2006
/s/ Thomas C. Nelson Thomas C. Nelson	Director	March 2, 2006
/s/ Thomas M. Ryan Thomas M. Ryan	Director	March 2, 2006
/s/ Jackie Trujillo Jackie Trujillo	Director	March 2, 2006
/s/ Robert J. Ulrich Robert J. Ulrich	Director	March 2, 2006

YUM! Brands, Inc.

Exhibit Index

(Item 15)

Exhibit Number	Description of Exhibits

3.1	Restated Articles of Incorporation of YUM, which are incorporated herein by reference from Exhibit 3.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2005.

3.2	Amended and restated Bylaws of YUM, which are incorporated herein by reference from Exhibit 3.2 on Form 8-K filed on May 17, 2002.

4.1*

Indenture, dated as of May 1, 1998, between YUM and The First National Bank of Chicago, pertaining to 7.65% Senior Notes due May 15, 2008, 8.5% Senior Notes and 8.875% Senior Notes due April 15, 2006 and April 15, 2011, respectively, and 7.70% Senior Notes due July 1, 2012, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed with the Commission on May 13, 1998.

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

10.6

Amended and Restated Credit Agreement, dated September 7, 2004 among YUM, the lenders party thereto, JP Morgan Chase Bank, as Administrative Agent, and Citicorp N.A., as Syndication Agent, which is incorporated herein by reference from Exhibit 10.6 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

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

10.10†	YUM Executive Income Deferral Program, as effective October 7, 1997, and as amended through May 16, 2002 (as filed herewith).

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

10.20

Amended and Restated YUM Purchasing Co-op Agreement, dated as of August 26, 2002, between YUM and the Unified FoodService Purchasing Co-op, LLC, which is incorporated herein by reference from Exhibit 10.20 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

10.22†	YUM Restaurant General Manager Stock Option Plan, as effective April 1, 1999, and as amended through June 23, 2003 (as filed herewith).

10.23†	YUM SharePower Plan, as effective October 7, 1997, and as amended through June 23, 2003 (as filed herewith).

10.24†	Employment agreement between YUM and David C. Novak, dated as of September 24, 2004, which is incorporated herein by reference from Exhibit 10.24 on Form 8-K filed on September 24, 2004.

10.25†	Form of YUM Director Stock Option Award Agreement, which is incorporated herein by reference from Exhibit 10.25 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.26†	Form of YUM 1999 Long Term Incentive Plan Award Agreement, which is incorporated herein by reference from Exhibit 10.26 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.27†

YUM! Brands, Inc. International Retirement Plan, as in effect January 1, 2005, which is incorporated herein by reference from Exhibit 10.27 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

10.28†

Letter of Understanding, dated July 13, 2004, by and between the Company and Samuel Su, which is incorporated herein by reference from Exhibit 10.27 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

10.29†	Form of YUM 1999 Long Term Incentive Plan Award Agreement (Stock Appreciation Rights) which is incorporated by reference from Exhibit 99.1 on form 8-K as filed on January 30, 2006.

10.30†

YUM Compensation Committee establishment of consolidated or relevant operating company and individual goals and objectives for purposes of exercising the Committee’s negative discretion under the YUM Executive Incentive Compensation Plan which is incorporated herein by reference from Form 8-K as filed on January 30, 2006.

10.31

Revolving Credit Facility, dated November 8, 2005, among YUM, Citigroup Global Markets Ltd. and J.P. Morgan Securities Inc., as Joint Mandated Lead Arrangers and Joint Bookrunners, and Citigroup International Plc and Citibank, N.A., Canadian Branch, as Facility Agents (as filed herewith).

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