Form 10-K/A
YUM BRANDS INC
filed 2006-04-03
CIK 1041061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

FORM 10-K/A
Amendment No. 1

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act. Yes   X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes       No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act (Check one): Large accelerated filer: [X] Accelerated filer: [ ] Non-accelerated filer: [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No  X

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

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 18, 2006 are incorporated by reference into Part III.

Amendment No. 1 to the Annual Report on Form 10-K

For the Year Ended December 31, 2005

EXPLANATORY NOTE

YUM! Brands, Inc. is filing this amendment to Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 3, 2006 (the “Original Filing”). The purpose of the filing of this Amendment is solely to correct a typographical error in the cover page for the date of the annual meeting of shareholders, which is to be held May 18, 2006. This Amendment does not update any disclosures to reflect developments since the filing date of the Original Filing.

In addition, we have filed the following exhibits herewith:

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

Except as described above, no other changes have been made to the Original Filing and this Form 10K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 31, 2006

YUM! BRANDS, INC.

By:	/s/ David C. Novak

Chairman, Chief Executive Officer,

and President

(principal executive officer)

Exhibit 31.1

CERTIFICATION

I, David C. Novak, certify that:

1.	I have reviewed this report on Form 10-K/A of YUM! Brands, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 31, 2006	/s/ David C. Novak

Chairman, Chief Executive Officer and President

Exhibit 31.2

CERTIFICATION

I, Richard T. Carucci, certify that:

1.	I have reviewed this report on Form 10-K/A of YUM! Brands, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 31, 2006	/s/ Richard T. Carucci
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of YUM! Brands, Inc. (the “Company”) on Form 10-K/A for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, David C. Novak, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2006	/s/ David C. Novak

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

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of YUM! Brands, Inc. (the “Company”) on Form 10-K/A for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, Richard T. Carucci, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2006	/s/ Richard T. Carucci

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.