Form 10-Q
period 2006-05-01
YUM BRANDS INC
filed 2006-05-02
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 25, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x   No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of Exchange Act. (Check one): Large accelerated filer: [x]Accelerated filer: [ ] Non-accelerated filer: [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   x   .

     The number of shares outstanding of the Registrant’s Common Stock as of April 24, 2006 was 271,951,742 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions, except per share data)

	Quarter
	3/25/06	3/19/05
Revenues
Company sales	$1,819	$1,810
Franchise and license fees	266	244
Total revenues	2,085	2,054

Costs and expenses, net
Company restaurants
Food and paper	557	574
Payroll and employee benefits	477	486
Occupancy and other operating expenses	501	491
	1,535	1,551
General and administrative expenses	254	247
Franchise and license expenses	8	8
Closures and impairment expenses	6	9
Refranchising (gain) loss	4	2
Other (income) expense	(4)	(14)
Wrench litigation (income) expense	—	—
AmeriServe and other charges (credits)	—	—
Total costs and expenses, net	1,803	1,803
Operating Profit	282	251
Interest expense, net	35	28
Income Before Income Taxes	247	223
Income tax provision	77	70
Net Income	$170	$153

Basic Earnings Per Common Share	$0.62	$0.52

Diluted Earnings Per Common Share	$0.59	$0.50

Dividends Declared Per Common Share	$0.115	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions)

	Quarter
	3/25/06	3/19/05
Cash Flows – Operating Activities
Net income	$170	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99	97
Closures and impairment expenses	6	9
Refranchising (gain) loss	4	2
Contributions to defined benefit pension plans	—	—
Other liabilities and deferred credits	24	17
Deferred income taxes	(51)	(10)
Equity income from investments in unconsolidated affiliates	(11)	(15)
Distributions of income received from unconsolidated affiliates	—	—
Excess tax benefits from share-based compensation	(20)	(23)
Share-based compensation expense	16	13
Other non-cash charges and credits, net	19	21
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	8	(6)
Inventories	2	—
Prepaid expenses and other current assets	(13)	31
Accounts payable and other current liabilities	(28)	(44)
Income taxes payable	72	(13)
Net change in operating working capital	41	(32)
Net Cash Provided by Operating Activities	297	232

Cash Flows – Investing Activities
Capital spending	(72)	(94)
Proceeds from refranchising of restaurants	22	4
Acquisition of restaurants from franchisees	—	—
Short-term investments	(17)	(18)
Sales of property, plant and equipment	8	3
Other, net	(2)	—
Net Cash Used in Investing Activities	(61)	(105)

Cash Flows – Financing Activities
Revolving Credit Facility activity
Three months or less, net	71	3
Repayments of long-term debt	(4)	(3)
Short-term borrowings-three months or less, net	11	(29)
Repurchase shares of common stock	(371)	(116)
Excess tax benefits from share-based compensation	20	23
Employee stock option proceeds	44	46
Dividends paid on common shares	(32)	(29)
Net Cash Used in Financing Activities	(261)	(105)
Effect of Exchange Rates on Cash and Cash Equivalents	1	—
Net Increase (Decrease) in Cash and Cash Equivalents	(24)	22
Net Increase in Cash and Cash Equivalents of Mainland China for December 2004	—	34
Cash and Cash Equivalents - Beginning of Period	158	62
Cash and Cash Equivalents - End of Period	$134	$118

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions)

	3/25/06	12/31/05
ASSETS
Current Assets
Cash and cash equivalents	$134	$158
Short-term investments	61	43
Accounts and notes receivable, less allowance: $21 in 2006 and $23 in 2005	258	236
Inventories	84	85
Prepaid expenses and other current assets	95	75
Deferred income taxes	159	163
Advertising cooperative assets, restricted	102	77
Total Current Assets	893	837
Property, plant and equipment, net of accumulated depreciation and amortization of $2,876 in 2006 and $2,830 in 2005	3,295	3,356
Goodwill	540	538
Intangible assets, net	327	330
Investments in unconsolidated affiliates	157	173
Other assets	505	464
Total Assets	$5,717	$5,698
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,208	$1,238
Income taxes payable	118	79
Short-term borrowings	223	211
Advertising cooperative liabilities	102	77
Total Current Liabilities	1,651	1,605
Long-term debt	1,710	1,649
Other liabilities and deferred credits	1,026	995
Total Liabilities	4,387	4,249

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	—	—
Common stock, no par value, 750 shares authorized; 273 shares and 278 shares issued in 2006 and 2005, respectively	—	—
Retained earnings	1,484	1,619
Accumulated other comprehensive loss	(154)	(170)
Total Shareholders’ Equity	1,330	1,449
Total Liabilities and Shareholders’ Equity	$5,717	$5,698

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except per share data)

1.  Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Consolidated Financial Statements included in the 2005 Form 10-K.

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2005 Form 10-K, our financial position as of March 25, 2006, and the results of our operations and cash flows for the quarters ended March 25, 2006 and March 19, 2005. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.  Share-Based Compensation

In the fourth quarter 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), superseded APB 25, “Accounting for Stock Issued to Employees” and related interpretations and amended SFAS No. 95, “Statement of Cash Flows.” We adopted SFAS 123R using the modified retrospective application transition method effective September 4, 2005, the beginning of our fourth quarter in 2005. As permitted by SFAS 123R, we applied the modified retrospective application transition method to the beginning of the fiscal year of adoption (our fiscal year 2005). As such, the results for the first three quarters of 2005, including the quarter ended March 19, 2005, were adjusted to recognize the compensation cost previously reported in the pro forma footnote disclosures under the provisions of SFAS 123.

The following table details the impact of adopting SFAS 123R by financial statement line item.

	Quarter
	3/25/06	3/19/05
Payroll and employee benefits	$2	$3
General and administrative	13	10
Operating profit	15	13
Income tax benefit	(5)	(5)
Net income	$10	$8

During the quarter ended March 25, 2006, we granted 3.3 million stock appreciation rights to employees to redeem shares of our Common Stock at an exercise price equal to the average market price on the date of grant. The weighted-average exercise price of these stock appreciation rights was approximately $49.

3.  Earnings Per Common Share (“EPS”)

	Quarter
	3/25/06	3/19/05
Net income	$170	$153

Basic EPS:
Weighted-average common shares outstanding	276	291
Basic EPS	$0.62	$0.52

Diluted EPS:
Weighted-average common shares outstanding	276	291
Shares assumed issued on exercise of dilutive share equivalents	33	41
Shares assumed purchased with proceeds of dilutive share equivalents	(23)	(28)
Shares applicable to diluted earnings	286	304

Diluted EPS	$0.59	$0.50

Unexercised employee stock options to purchase approximately 0.8 million shares of our Common Stock for the quarter ended March 25, 2006 were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the quarter. For the quarter ended March 19, 2005, all unexercised employee stock options were included in the computation of diluted EPS because their exercise prices were less than the average market price of our Common Stock during the quarter.

4.  Shareholders’ Equity

On March 16, 2006, we declared a cash dividend of $0.115 per share of Common Stock to be distributed on May 5, 2006 to shareholders of record at the close of business on April 14, 2006. We had dividends payable of $31 million and $32 million at March 25, 2006 and December 31, 2005, respectively.

In March 2006, our Board of Directors authorized a share repurchase program allowing us to repurchase, through March 2007, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. Under the authority of our Board of Directors, we repurchased shares of our Common Stock under the following share repurchase programs during the quarters ended March 25, 2006 and March 19, 2005. All amounts exclude applicable transaction fees.

Program Authorization Date	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased
	2006	2005	2006	2005
November 2005	7,583	—	$371	$—
January 2005	—	1,789	—	91
May 2004	—	534	—	25
Total	7,583	2,323	$371	$116

As of March 25, 2006, we have $598 million available for future repurchases under our November 2005 and March 2006 share repurchase programs combined. Based on market conditions and other factors, repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

Comprehensive income was as follows:

	Quarter
	3/25/06	3/19/05
Net income	$170	$153
Foreign currency translation adjustment arising during the period	14	6
Changes in fair value of derivatives, net of tax	2	—
Reclassification of derivative (gains) losses to net income, net of tax	—	—
Total comprehensive income	$186	$159

5.  Facility Actions

Refranchising (gain) loss, store closure costs and store impairment charges by reportable segment are as follows:

	March 25, 2006
	U.S.	International Division	China Division	Worldwide
Refranchising net (gain) loss(a)	$3	$1	$—	$4

Store closure costs	$—	$1	$—	$1
Store impairment charges	1	3	1	5
Closure and impairment expenses	$1	$4	$1	$6

	March 19, 2005
	U.S.	International Division	China Division	Worldwide
Refranchising net (gain) loss(a)	$1	$1	$—	$2

Store closure costs	$4	$—	$—	$4
Store impairment charges	4	1	—	5
Closure and impairment expenses	$8	$1	$—	$9

(a) Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

6.  Other (Income) Expense

	Quarter
	3/25/06	3/19/05
Equity income from investments in unconsolidated affiliates	$(11)	$(15)
Foreign exchange net (gain) loss	(1)	1
Contract termination charge (a)	8	—
Other (income) expense	$(4)	$(14)

(a) Reflects an $8 million charge associated with the termination of a beverage agreement in the United States segment.

7.  Reportable Operating Segments

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter
Revenues	3/25/06	3/19/05
United States	$1,339	$1,335
International Division	469	484
China Division(a)	277	235
	$2,085	$2,054

	Quarter
Operating Profit	3/25/06	3/19/05
United States	$188	$157
International Division	95	91
China Division	58	52
Unallocated and corporate expenses	(55)	(46)
Unallocated other income (expense)	—	(1)
Unallocated refranchising gain (loss)(b)	(4)	(2)
Wrench litigation (income) expense	—	—
AmeriServe and other charges (credits)	—	—
Operating profit	282	251
Interest expense, net	(35)	(28)
Income before income taxes	$247	$223

(a)	Includes revenues of approximately $234 million and $189 million in mainland China for the quarters ended March 25, 2006 and March 19, 2005, respectively.
(b)	Unallocated refranchising gain (loss) is not allocated to the U.S., International Division or China Division segments for performance reporting purposes.

8.  Pension and Postretirement Medical Benefits

We sponsor defined benefit pension plans covering substantially all full-time U.S. salaried employees, certain U.S. hourly employees and certain international employees. The most significant of these plans, the YUM Retirement Plan (the “Plan”), covers U.S. employees. Our postretirement plan provides health care benefits, principally to U.S. salaried retirees and their dependents, and includes retiree cost sharing provisions. The defined benefit pension plans covering U.S. employees and our postretirement plan were amended during 2001 such that any salaried employee that was hired or rehired after September 30, 2001 is not eligible to participate.

The components of net periodic benefit cost for our defined benefit pension plans covering U.S. employees and our postretirement plan are as follows:

	Pension Benefits		Other Postretirement Benefits
	Quarter		Quarter
	3/25/06	3/19/05	3/25/06	3/19/05
Service cost	$8	$7	$—	$1
Interest cost	10	10	1	1
Expected return on plan assets	(11)	(10)	—	—
Amortization of prior service cost	1	1	—	—
Recognized actuarial loss	7	5	—	—
Net periodic benefit cost	$15	$13	$1	$2

As disclosed in our 2005 Form 10-K, based on current funding rules, we are not required to make contributions to the Plan in 2006. No contributions were made to the Plan during the quarter ended March 25, 2006. While we may make discretionary contributions to the Plan during the year, we do not currently intend to do so. We will make a contribution of approximately $20 million to one of our International plans during the quarter ending June 17, 2006.

9.  Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2031. As of March 25, 2006 and December 31, 2005, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $367 million and $374 million, respectively. The present value of these potential payments discounted at our pre-tax cost of debt at March 25, 2006 was $298 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our probable exposure under such leases at March 25, 2006 and December 31, 2005 was not material.

Franchise Loan Pool Guarantees - We had provided approximately $16 million of partial guarantees of two franchisee loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at March 25, 2006 and December 31, 2005. In support of these guarantees, we posted letters of credit of $4 million. We also provide a standby letter of credit of $18 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $74 and $77 million at March 25, 2006 and December 31, 2005, respectively.

Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to refranchising (loss) gain. New loans added to the loan pools in the quarter ended March 25, 2006 were not significant.

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

In the U.S. and in certain other countries, we are also self-insured for healthcare claims and long-term disability for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for self-insured property and casualty losses, healthcare and long-term disability claims, including reported and incurred but not reported claims, based on information provided by independent actuaries.

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

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive, at the higher of target or actual for the preceding year, a proportionate bonus at the higher of target or actual performance earned through the date of termination, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of March 25, 2006, payments of approximately $35 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

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

In November 2005, the parties agreed to a settlement. Pizza Hut believes that definitive settlement documents will be approved by the Court within sixty days following submission of the documents to the Court. We have provided for this settlement amount in our Financial Statements.

On November 26, 2001, a lawsuit against Long John Silver’s, Inc. (“LJS”) entitled Kevin Johnson, on behalf of himself and all others similarly situated v. Long John Silver’s, Inc. (“Johnson”) was filed in the United States District Court for the Middle District of Tennessee, Nashville Division. Johnson’s suit alleged that LJS’s former “Security/Restitution for Losses” policy (the “Policy”) provided for deductions from RGMs’ and Assistant Restaurant General Managers’ (“ARGMs”) salaries that violate the salary basis test for exempt personnel under regulations issued pursuant to the FLSA. Johnson alleged that all RGMs and ARGMs who were employed by LJS for the three year period prior to the lawsuit – i.e., since November 26, 1998 – should be treated as the equivalent of hourly employees and thus were eligible under the FLSA for overtime for any hours worked over 40 during all weeks in the recovery period. In addition, Johnson claimed that the potential members of the class are entitled to certain liquidated damages and attorneys fees under the FLSA.

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

On December 19, 2003, counsel for plaintiff in the above referenced Johnson lawsuit, filed a separate demand for arbitration with the American Arbitration Association (“AAA”) on behalf of former LJS managers Erin Cole and Nick Kaufman (the “Cole Arbitration”). Claimants in the Cole Arbitration demand a class arbitration on behalf of the same putative class - and the same underlying FLSA claims - as were alleged in the Johnson lawsuit. The complaint in the Cole Arbitration subsequently was amended to allege a practice of deductions (distinct from the allegations as to the Policy) in violation of the FLSA salary basis test, and to add Victoria McWhorter, another LJS former manager, as an additional claimant. LJS has denied the claims and the putative class alleged in the Cole Arbitration, and it is LJS’s position that the claims of Cole, Kaufman, and McWhorter should be individually arbitrated.

Arbitrations under LJS’s DRP, including the Cole Arbitration, are governed by the rules of the AAA. In October 2003, the AAA adopted its Supplementary Rules for Class Arbitrations (“AAA Class Rules”). The AAA appointed an arbitrator for the Cole Arbitration. On June 15, 2004, the arbitrator issued a clause construction award, ruling that the DRP does not preclude class arbitration. LJS moved to vacate the clause construction award in the United States District Court for the District of South Carolina. On September 15, 2005, the federal court in South Carolina ruled that it did not have jurisdiction to hear LJS’s motion to vacate. LJS has appealed the U.S. District Court’s ruling to the United States Court of Appeals for the Fourth Circuit. LJS has also filed a motion to vacate the clause construction award in South Carolina state court. While judicial review of the clause construction award was pending in the U.S. District Court, the arbitrator permitted claimants to move for a class determination award, which was opposed by LJS. On September 19, 2005, the arbitrator issued a class determination award, certifying a class of LJS’s RGMs and ARGMs employed between December 17, 1998, and August 22, 2004, on FLSA claims, to proceed on an opt-out basis under the AAA Class Rules. That class determination award was upheld on appeal by the United States District Court for the District of South Carolina on January 20, 2006, and the arbitrator declined to reconsider the award. LJS has appealed the ruling of the U.S. District Court to the United States Court of Appeals for the Fourth Circuit. LJS has also filed a motion to vacate the class determination award in South Carolina state court.

LJS believes that the DRP provides for individual arbitrations. LJS also believes that if the Cole Arbitration must proceed on a class basis, (i) the proceedings should be governed by the opt-in collective action structure of the FLSA, and (ii) a class should not be certified under the applicable provisions of the FLSA. LJS also believes that each individual should not be able to recover for more than two years (and a maximum three years) prior to the date they file a consent to join the arbitration. We have provided for the estimated costs of the Cole Arbitration, based on a projection of eligible claims, the amount of each eligible claim, the estimated legal fees incurred by the claimants and the results of settlement negotiations in this and other wage and hour litigation matters. But in view of the novelties of proceeding under the AAA Class Rules and the inherent uncertainties of litigation, there can be no assurance that the outcome of the arbitration will not result in losses in excess of those currently provided for.

On September 21, 2005, a collective action lawsuit against the Company and KFC Corporation, originally entitled Parler v. Yum Brands, Inc., d/b/a KFC, and KFC Corporation, was filed in the United States District Court for the District of Minnesota. Plaintiff alleges that he and other current and former KFC Assistant Unit Managers (“AUMs”) were improperly classified as exempt employees under FLSA. Plaintiff seeks overtime wages and liquidated damages. On January 17, 2006, the District Court dismissed the claims against the Company with prejudice, leaving KFC Corporation as the sole defendant. Notice was mailed to current and former AUMs advising them of the litigation and providing an opportunity to join the case if they choose to do so.

We believe that KFC has properly classified its AUMs as exempt under the FLSA and accordingly intend to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

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

Under the terms of these agreements, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of March 25, 2006, PepsiCo remains liable for approximately $27 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common tax audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through March 25, 2006, there have not been any determinations made by PepsiCo where we would have reached a different determination.

10. Subsequent Event

Effective April 7, 2006, we filed a Registration Statement on Form S-3 (Registration No. 333-133097) with the SEC relating to $300 million aggregate principal amount of 6.25% Senior Unsecured Notes due April 15, 2016 (the “Notes”). The Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness and senior in right of payment to all of our subordinated indebtedness. We used $200 million of the net proceeds from these Notes to repay our 8.5% Senior Unsecured Notes due in April 2006 and we will use the remainder for general corporate purposes.

In anticipation of issuing the Notes, we entered into treasury locks during the quarter ended March 25, 2006 with aggregate notional amounts of $250 million to hedge the risk of changes in future interest payments attributable to changes in United States Treasury rates prior to issuance of the Notes. As these treasury locks were designated and effective in offsetting this variability in cash flows associated with the future interest payments, the resulting gain of approximately $8 million will be amortized over the 10 year life of the Notes as a reduction in interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively “the Concepts”) and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. YUM is the second largest QSR company outside the U.S. with over 13,900 units.

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
U.S. and International operating margins

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

The following MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Statements and our annual report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”).

All Note references herein refer to the accompanying Notes to the Financial Statements. Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact 2006 Comparisons with 2005

The following factors impacted comparability of operating performance for the quarter ended March 25, 2006 or could impact comparisons for the remainder of 2006. Certain of these factors were previously discussed in our 2005 Form 10-K.

Mainland China Issues

Our KFC business in mainland China was negatively impacted by the interruption of product offerings and negative publicity associated with a supplier ingredient issue experienced in late March, 2005 as well as consumer concerns related to Avian Flu in the fourth quarter of 2005. As a result of the aforementioned issues, the China Division experienced system sales growth in the full year 2005 of 11% excluding foreign currency translation which was below our ongoing target of at least 22%. In the first quarter 2006 we achieved China Division growth rates of 14% for system sales and 16% for Company sales, both excluding foreign currency translation. Additionally, in the first period of the quarter ending June 17, 2006 the China Division had system sales growth, excluding foreign currency translation, of 25%. This included system sales growth, excluding foreign currency translation, of 35% in mainland China. Given these positive trends, we believe KFC sales in mainland China have rebounded from the negative impact of the supplier ingredient issue and Avian Flu.

United States Restaurant Costs

Restaurant profits in the United States were positively impacted by a decline in commodity costs (principally meats and cheese) in the quarter ended March 25, 2006 versus the quarter ended March 19, 2005. Commodity costs declined by approximately $8 million in the quarter ended March 25, 2006 and are expected to decline by a similar amount in our second quarter ending June 17, 2006. The resulting increases in restaurant profit were, and are expected to be, largely offset by increases in utility costs.

Beverage Agreement Contract Termination

During the quarter ended March 25, 2006 we entered into an agreement with a beverage supplier to certain of our Concepts to terminate a long-term supply contract. As a result of the cash payment we will make to the supplier in connection with this termination, we recorded a charge of $8 million in the quarter ended March 25, 2006. We anticipate entering into an agreement with an alternative beverage supplier for these Concepts in the second quarter of 2006 that will provide for more favorable beverage pricing than the agreement being terminated. The contract termination charge we recorded in the quarter ended March 25, 2006 will largely be offset by more favorable beverage pricing for our Concepts recognized the balance of the year such that the net impact on 2006 net income will not be significant. We will continue to benefit from the more favorable pricing in 2007 and beyond.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where their expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and international markets. In the U.S., we are in the process of increasing franchise ownership of restaurants from 75% currently to 80%. This two-year plan calls for selling approximately 1,000 Company restaurants to franchisees in 2006 and 2007. Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.

The following table summarizes our refranchising activities:

	Quarter
	3/25/06	3/19/05
Number of units refranchised	81	14
Refranchising proceeds, pre-tax	$22	$4
Refranchising net losses, pre-tax	$4	$2

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

The following table summarizes Company store closure activities:

	Quarter
	3/25/06	3/19/05
Number of units closed	35	43
Store closure costs	$1	$4

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2005 and were no longer operated by us as of March 25, 2006. The amounts do not include results from new restaurants that we opened in connection with a relocation of an existing unit or any incremental impact upon consolidation of two or more of our existing units into a single unit.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

	Quarter Ended 3/25/06
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(82)	$(30)	$(3)	$(115)
Increased franchise fees	3	1	—	4
Decrease in total revenues	$(79)	$(29)	$(3)	$(111)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	Quarter Ended 3/25/06
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(8)	$—	$—	$(8)
Increased franchise fees	3	1	—	4
Decreased general and administrative expenses	—	—	—	—
Decrease in operating profit	$(5)	$1	$—	$(4)

Results of Operations

	Quarter
	3/25/06	3/19/05	% B/(W)
Company sales	$1,819	$1,810	1
Franchise and license fees	266	244	9
Revenues	$2,085	$2,054	2
Company restaurant profit	$284	$259	9

% of Company sales	15.6%	14.3%	1.3	ppts.
Operating profit	282	251	12
Interest expense, net	35	28	(22)
Income tax provision	77	70	(10)
Net income	$170	$153	11

Diluted earnings per share(a)	$0.59	$0.50	18

(a)	See Note 3 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	7,587	1,648	22,666	31,901
New Builds	66	18	154	238
Acquisitions	—	—	—	—
Refranchising	(81)	—	81	—
Closures	(35)	(11)	(132)	(178)
Other	3	(3)	2	2
End of quarter	7,540	1,652	22,771	31,963
% of Total	24%	5%	71%	100%

The above totals exclude 2,369 and 2,376 licensed units at March 25, 2006 and December 31, 2005, respectively.

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	4,686	—	13,605	18,291
New Builds	10	—	35	45
Acquisitions	—	—	—	—
Refranchising	(75)	—	75	—
Closures	(23)	—	(89)	(112)
Other	3	—	4	7
End of quarter	4,601	—	13,630	18,231
% of Total	25%	—	75%	100%

The above totals exclude 2,172 and 2,181 licensed units at March 25, 2006 and December 31, 2005, respectively.

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	1,375	1,096	8,848	11,319
New Builds	3	4	117	124
Acquisitions	—	—	—	—
Refranchising	(5)	—	5	—
Closures	(7)	(11)	(43)	(61)
Other	—	(3)	(1)	(4)
End of quarter	1,366	1,086	8,926	11,378
% of Total	12%	10%	78%	100%

The above totals exclude 197 and 195 licensed units at March 25, 2006 and December 31, 2005, respectively.

China Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	1,526	552	213	2,291
New Builds	53	14	2	69
Acquisitions	—	—	—	—
Refranchising	(1)	—	1	—
Closures	(5)	—	—	(5)
Other	—	—	(1)	(1)
End of quarter	1,573	566	215	2,354
% of Total	67%	24%	9% %	100%

There are no licensed units in the China Division.

Multibrand restaurants are included in the totals above. Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count. Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count. Franchise unit counts below include both franchisee and unconsolidated affiliate multibrand units. Following are multibrand restaurant totals at March 25, 2006 and December 31, 2005:

3/25/06	Company	Franchise	Total
United States	1,743	1,417	3,160
International Division	17	174	191
Worldwide	1,760	1,591	3,351

12/31/05	Company	Franchise	Total
United States	1,696	1,400	3,096
International Division	17	176	193
Worldwide	1,713	1,576	3,289

For the quarter ended March 25, 2006, Company and franchise multibrand unit gross additions were 56 and 28, respectively. There are no multibrand units in the China Division.

System Sales Growth

	Increase		Increase excluding currency translation
	3/25/06	3/19/05	3/25/06	3/19/05
United States	6%	4%	N/A	N/A
International Division	2%	11%	6%	7%
China Division	16%	20%	14%	20%
Worldwide	5%	7%	6%	6%

System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise, unconsolidated affiliate and license restaurants. Sales of franchise, unconsolidated affiliate and license restaurants generate franchise and license fees for the Company (typically at a rate of 4% to 6% of sales). Franchise, unconsolidated affiliate and license restaurants sales are not included in Company sales on the Condensed Consolidated Statements of Income; however, the franchise and license fees are included in the

Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same store sales as well as net unit development.

The increase in Worldwide system sales was driven by new unit development and same store sales growth, partially offset by store closures.

The increase in U.S. system sales was driven by same store sales growth and new unit development, partially offset by store closures.

The increase in International Division system sales was driven by new unit development and same store sales growth, partially offset by store closures.

The increase in China Division system sales was driven by new unit development partially offset by same store sales declines.

Revenues

	Amount		% Increase/(Decrease)	% Increase/(Decrease) excluding currency translation
	3/25/06	3/19/05
Company sales
United States	$1,191	$1,199	(1)	N/A
International Division	359	384	(7)	(5)
China Division	269	227	18	16
Worldwide	1,819	1,810	1	1

Franchise and license fees
United States	148	136	9	N/A
International Division	110	100	10	13
China Division	8	8	8	5
Worldwide	266	244	9	10

Total revenues
United States	1,339	1,335	—	N/A
International Division	469	484	(3)	(1)
China Division	277	235	18	16
Worldwide	$2,085	$2,054	2	2

The increase in Worldwide Company sales was driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

The increase in Worldwide franchise and license fees was driven by same store sales growth, new unit development, refranchising, and royalty rate increases, partially offset by store closures.

The decrease in U.S. Company sales was driven by refranchising and store closures, partially offset by same store sales growth and new unit development.

U.S same store sales include only Company restaurants that have been open one year or more. U.S. blended same store sales include KFC, Pizza Hut and Taco Bell Company-owned restaurants only. U.S. same store sales for Long John Silver’s and A&W restaurants are not included. Following are the same store sales growth results by brand:

	Quarter ended 3/25/06
	Same Store Sales	Transactions	Average Guest Check
KFC	5%	—	5%
Pizza Hut	(1)%	(6)%	5%
Taco Bell	8%	5%	3%

U.S. blended Company same store sales increased 4% due to increases in average guest check and transactions.

The increase in U.S. franchise and license fees was driven by same store sales growth, new unit development and refranchising, partially offset by store closures.

The decrease in International Division Company sales was driven by refranchising, store closures, and same store sales declines, partially offset by new unit development.

The increase in International Division franchise and license fees was driven by new unit development, same store sales growth, royalty rate increases and refranchising, partially offset by store closures.

The increase in China Division Company sales and franchise and license fees was primarily driven by new unit development.

Company Restaurant Margins

3/25/06	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.5	33.5	36.0	30.6
Payroll and employee benefits	30.2	23.5	12.8	26.3
Occupancy and other operating expenses	26.3	30.2	29.4	27.5
Company restaurant margin	15.0%	12.8%	21.8%	15.6%

3/19/06	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.3	33.2	36.6	31.7
Payroll and employee benefits	30.7	23.9	11.9	26.9
Occupancy and other operating expenses	25.9	30.0	28.4	27.1
Company restaurant margin	13.1%	12.9%	23.1%	14.3%

The increase in U.S. restaurant margins as a percentage of sales was driven by the impact of same store sales growth on restaurant margin and lower food and paper costs partially offset by higher occupancy and other costs. Lower food and paper costs were driven by decreased commodity costs (principally meats and cheese). Higher occupancy and other costs were primarily driven by increases in utility costs.

The decrease in International Division restaurant margins as a percentage of sales was driven by higher food and paper costs, higher occupancy and other costs and lower margins associated with new units during the initial periods of operation. The decrease was largely offset by the favorable impact on restaurant margin of refranchising certain restaurants and a 27 basis point favorable impact from foreign currency translation.

The impact from foreign currency translation on margins as a percentage of sales is a result of the portfolio of markets effect. International margin percentages in total are impacted favorably when currencies strengthen in markets with above average margins as well as when currencies weaken in markets with below average margins.

The decrease in China Division restaurant margins as a percentage of sales was driven by higher labor costs and lower margins associated with new units during the initial periods of operations.

Worldwide General and Administrative Expenses

General and administrative expenses increased $7 million or 3% in the quarter. Increases in general and administrative expenses were driven by higher compensation related costs, including amounts associated with investments in strategic initiatives in China and other international growth markets, and higher litigation related costs.

Worldwide Other (Income) Expense

	Quarter
	3/25/06	3/19/05
Equity income from investments in unconsolidated affiliates	$ (11)	$ (15)
Foreign exchange net (gain) loss	(1)	1
Settlement with supplier	8	—
Other (income) expense	$ (4)	$ (14)

Other income decreased $10 million or 68%. The decrease was driven by an $8 million charge associated with the termination of a beverage agreement in the United States segment and a decrease in equity income from investments in unconsolidated affiliates, primarily our unconsolidated affiliate that operates Pizza Hut in the United Kingdom.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 5 for a summary of closures and impairment expenses and refranchising (gain) loss by reportable operating segment.

Operating Profit

	Quarter
	3/25/06	3/19/05	% B/(W)
United States	$188	$157	19
International Division	95	91	3
China Division	58	52	10
Unallocated and corporate expenses	(55)	(46)	(16)
Unallocated other income (expense)	—	(1)	NM
Unallocated refranchising gain (loss)	(4)	(2)	NM
Operating profit	$282	$251	12

United States operating margin	14.0%	11.8%	2.2	ppts.
International Division operating margin	20.1%	18.9%	1.2	ppts.

Neither unallocated and corporate expenses, which comprise general and administrative expenses or unallocated refranchising gain (loss), are allocated to the U.S., International Division or China Division segments for performance reporting purposes.

The increase in U.S. operating profit was driven by the impact of same store sales growth on restaurant profit and franchise and license fees, as well as lower closure and impairment expenses. The increase was partially offset by a charge associated with the termination of a beverage agreement in the quarter ended March 25, 2006 and the unfavorable impact of refranchising. The favorable impact on restaurant profit of lower commodity costs was largely offset by higher utility costs.

Excluding the unfavorable impact from foreign currency translation, International Division operating profit increased 6%. The increase was driven by the impact of new unit development and same store sales growth on franchise and license fees. The increases were partially offset by lower equity income from unconsolidated affiliates and higher closure and impairment expenses.

Excluding the favorable impact from foreign currency translation, China Division operating profit increased 8%. The increase was driven by new unit development partially offset by higher labor costs.

Interest Expense, Net

	Quarter
	3/25/06	3/19/05	% B/(W)
Interest expense	$ 38	$ 33	(17)
Interest income	(3)	(5)	(17)
Interest expense, net	$ 35	$ 28	(22)

Interest expense increased $5 million or 17%, driven by an increase in interest rates on the variable rate portion of our debt and borrowings under the International Credit Facility that was entered into in the fourth quarter of 2005 .

Income Taxes

	Quarter
	3/25/06	3/19/05
Income taxes	$ 77	$ 70
Effective tax rate	31.3%	31.4%

Our effective rate for the quarter was basically flat as the positive impact of year over year valuation allowance adjustments related to changes in judgments regarding the realizability of deferred tax assets was largely offset by the negative impact of lapping certain prior year items that on a net basis benefited our prior year tax rate. In the quarter ended March 19, 2005 we recognized benefit due to the recognition of certain foreign tax credits that we were able to substantiate during the quarter as well as the reversal of certain tax reserves. These prior year benefits were partially offset by the negative impact due to a decrease in tax rates in the quarter ended March 19, 2005 in a state for which we had deferred tax assets.

Consolidated Cash Flows

Net cash provided by operating activities was $297 million compared to $232 million in 2005. The increase was driven by higher net income in 2006 and increases in operating working capital due to timing of cash receipts related to accounts and notes receivable and timing of payments related to accounts payable and other current liabilities.

Net cash used in investing activities was $61 million versus $105 million in 2005. The decrease was driven by a reduction in capital spending and an increase in the proceeds received from refranchising,

Net cash used in financing activities was $261 million versus $105 million in 2005. The increase was driven by higher share repurchases in 2006 compared to 2005, partially offset by net borrowings in 2006 compared to net repayments in 2005.

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

During the quarter ended March 25, 2006, we paid a quarterly cash dividend of $32 million. Additionally, on March 16, 2006, our Board of Directors approved a cash dividend of $0.115 per share of common stock to be distributed on May 5, 2006 to shareholders of record at the close of business on April 14, 2006. The Company is targeting an annual payout ratio of 15% to 20% of net income.

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in September 2009. At March 25, 2006, our unused Credit Facility totaled $740 million, net of outstanding letters of credit of $221 million. There were borrowings of $39 million outstanding under the Credit Facility at March 25, 2006. We were in compliance with all debt covenants under this facility at March 25, 2006.

Additionally, on November 8, 2005, we executed a $350 million, five-year revolving credit facility (the “International Credit Facility” or “ICF”) on behalf of three of our wholly owned international subsidiaries. There were borrowings of $213 million and available credit of $137 million outstanding under the ICF at March 25, 2006. We were in compliance with all debt covenants under the ICF at March 25, 2006.

The remainder of our long-term debt primarily comprises Senior Unsecured Notes. Amounts outstanding under Senior Unsecured Notes were $1.5 billion at March 25, 2006. Included in short-term borrowings at March 25, 2006 are $200 million in Senior Unsecured Notes with an April 2006 maturity date. The remaining $1.3 billion in Senior Unsecured Notes comprise the majority of our long-term debt.

In April 2006, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to $300 million aggregate principal amount of 6.25% Senior Unsecured Notes due April 15, 2016. We used $200 million of the net proceeds to repay our 8.5% Senior Unsecured Notes due in April 2006 and we will use the remainder for general corporate purposes. See Note 10 for further details.

We estimate that in 2006 capital spending, including acquisitions of restaurants from franchisees, will be approximately $675 million. We also estimate that in 2006 refranchising proceeds, prior to taxes, will be approximately $150 million, employee stock options proceeds, prior to taxes, will be approximately $150 million and sales of property, plant and equipment will be approximately $40 million.

In March 2006, the Board of Directors authorized a new share repurchase program for up to $500 million of the Company’s outstanding common stock to be purchased through March 2007. At March 25, 2006, we had remaining capacity to repurchase up to $598 million of our outstanding Common Stock (excluding applicable transaction fees) under programs authorized in November 2005 and March 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 25, 2006 to the disclosures made in Item 7A of the Company’s 2005 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 25, 2006.

Cautionary Note Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the U.S. federal securities laws. These forward-looking statements are intended to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. The statements include those identified by such words as “may,” “will,” “expect,” “project,” “anticipate,” “believe,” “plan” and other similar terminology. These “forward-looking statements” reflect our current expectations regarding future events and operating and financial performance and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to us and those specific to the industry, and could differ materially from expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on forward-looking statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YUM! Brands, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of March 25, 2006, and the related Condensed Consolidated Statements of Income and Cash Flows for the twelve weeks ended March 25, 2006 and March 19, 2005. These condensed consolidated financial statements are the responsibility of YUM’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of YUM as of December 31, 2005, and the related Consolidated Statements of Income, Cash Flows and Shareholders’ Equity and Comprehensive Income for the year then ended not presented herein; and in our report dated March 2, 2006, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to the adoption of the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment,” and the change in the method of accounting for share-based payments. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2005 is fairly presented, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

KPMG LLP

Louisville, Kentucky

May 2, 2006

PART II – Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 9 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. The following are some of the more significant factors that could affect our business and our results of operations:

•	Health concerns arising from outbreaks of Avian Flu and food safety and food-borne illness concerns may have an adverse effect on our business;

•

Our foreign operations, which are significant, subject us to risks that could negatively affect our business such as fluctuations in foreign currency exchange rates and changes in economic conditions, tax systems, consumer preferences, social conditions and political conditions inherent in foreign operations;

•	Changes in commodity and other operating costs or supply chain and business disruptions could adversely affect our results of operations;

•	Our operating results are closely tied to the success of our franchisees, and any significant inability of our franchisees to operate successfully could adversely affect our operating results;

•	We could be party to litigation that could adversely affect us by increasing our expenses or subjecting us to material money damages and other remedies;

•	Changes in governmental regulations may adversely affect our business operations;

•

We may not attain our target development goals which are dependent upon our ability and the ability of our franchisees to upgrade existing restaurants and open new restaurants and to operate these restaurants on a profitable basis; and

•	The restaurant industry in which we operate is highly competitive.

These risks are described in more detail under “Risk Factors” in Item 1A of our 2005 Form 10-K. We encourage you to read these risk factors in their entirety. Other factors may also exist that we cannot anticipate or that we do not consider to be significant based on information that is currently available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 25, 2006 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 1
1/01/06 – 1/28/06	2,463,100	$ 48.33	2,463,100	$ 350,043,534

Period 2
1/29/06 – 2/25/06	1,961,700	$ 49.90	1,961,700	$ 252,155,408

Period 3
2/26/06 – 3/25/06	3,158,100	$ 48.85	3,158,100	$ 597,896,644

Total	7,582,900	$ 48.95	7,582,900	$ 597,896,644

In November 2005, our Board of Directors authorized a share repurchase program to repurchase, through November 2006, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended March 25, 2006, approximately 7.6 million shares were repurchased under this program.

In March 2006, our Board of Directors authorized a share repurchase program to repurchase, through March 2007, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended March 25, 2006, no shares were repurchased under this program.

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

YUM! BRANDS, INC.

(Registrant)

Date: May 2, 2006	/s/ Ted F. Knopf
Senior Vice President of Finance
and Corporate Controller
(Principal Accounting Officer)

Exhibit 15

Independent Accountants’ Acknowledgment

The Board of Directors and Shareholders

YUM! Brands, Inc.:

We hereby acknowledge our awareness of the use of our report dated May 2, 2006 included within the Quarterly Report on Form 10-Q of YUM! Brands, Inc. for the twelve weeks ended March 25, 2006, and incorporated by reference in the following Registration Statements:

Description	Registration Statement Number

Forms S-3 and S-3/A

$300,000,000 Debt Securities	333-133097
YUM! Direct Stock Purchase Program	333-46242
$2,000,000,000 Debt Securities	333-42969

Form S-8s

YUM! Restaurants Puerto Rico, Inc. Save-Up Plan	333-85069
Restaurant Deferred Compensation Plan	333-36877, 333-32050
Executive Income Deferral Program	333-36955
YUM! Long-Term Incentive Plan	333-36895, 333-85073, 333-32046, 333- 109299
SharePower Stock Option Plan	333-36961
YUM! Brands 401(k) Plan	333-36893, 333-32048, 333-109300

YUM! Brands, Inc. Restaurant General Manager

Stock Option Plan	333-64547

YUM! Brands, Inc. Long-Term Incentive Plan	333-32052

Pursuant to Rule 436(c) of the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

KPMG LLP

Louisville, Kentucky

May 2, 2006

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 2, 2006	/s/ David C. Novak
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 2, 2006	/s/ Richard T. Carucci
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended March 25, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 2, 2006	/s/ David C. Novak

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

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended March 25, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I Richard T. Carucci, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 2, 2006	/s/ Richard T. Carucci

  Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.