Form 10-Q
period 2006-07-24
YUM BRANDS INC
filed 2006-07-25
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 17, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x   No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. (Check one): Large accelerated filer: [x]Accelerated filer: [ ] Non-accelerated filer: [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   x   .

     The number of shares outstanding of the Registrant’s Common Stock as of July 18, 2006 was 270,724,838 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions, except per share data)

	Quarter		Year to date
	6/17/06	6/11/05	6/17/06	6/11/05
Revenues
Company sales	$1,912	$1,902	$3,731	$3,712
Franchise and license fees	270	251	536	495
Total revenues	2,182	2,153	4,267	4,207

Costs and Expenses, Net
Company restaurants
Food and paper	583	600	1,140	1,174
Payroll and employee benefits	492	506	969	992
Occupancy and other operating expenses	536	530	1,037	1,021
	1,611	1,636	3,146	3,187
General and administrative expenses	264	273	518	520
Franchise and license expenses	9	4	17	12
Closures and impairment expenses	18	17	24	26
Refranchising (gain) loss	(15)	(13)	(11)	(11)
Other (income) expense	(12)	(25)	(16)	(39)
Wrench litigation (income) expense	—	—	—	—
AmeriServe and other charges (credits)	—	—	—	—
Total costs and expenses, net	1,875	1,892	3,678	3,695
Operating Profit	307	261	589	512
Interest expense, net	36	30	71	58
Income Before Income Taxes	271	231	518	454
Income tax provision	79	53	156	123
Net Income	$192	$178	$362	$331

Basic Earnings Per Common Share	$0.71	$0.62	$1.32	$1.14

Diluted Earnings Per Common Share	$0.68	$0.59	$1.28	$1.09

Dividends Declared Per Common Share	$0.15	$0.115	$0.265	$0.215

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions)

	Year to date
	6/17/06	6/11/05
Cash Flows – Operating Activities
Net income	$362	$331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210	208
Closures and impairment expenses	24	26
Refranchising (gain) loss	(11)	(11)
Contributions to defined benefit pension plans	(18)	—
Other liabilities and deferred credits	67	29
Deferred income taxes	(58)	(32)
Equity income from investments in unconsolidated affiliates	(21)	(23)
Distributions of income received from unconsolidated affiliates	15	17
Excess tax benefits from share-based compensation	(37)	(51)
Share-based compensation expense	30	27
Other non-cash charges and credits, net	39	18
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	25	(4)
Inventories	1	4
Prepaid expenses and other current assets	(24)	57
Accounts payable and other current liabilities	(66)	(25)
Income taxes payable	20	—
Net change in operating working capital	(44)	32
Net Cash Provided by Operating Activities	558	571

Cash Flows – Investing Activities
Capital spending	(186)	(210)
Proceeds from refranchising of restaurants	48	41
Acquisition of restaurants from franchisees	—	—
Short-term investments	(31)	(31)
Sales of property, plant and equipment	26	22
Other, net	(16)	21
Net Cash Used in Investing Activities	(159)	(157)

Cash Flows – Financing Activities
Proceeds from Senior Unsecured Notes	300	—
Revolving Credit Facility activity
Three months or less, net	77	46
Repayments of long-term debt	(203)	(9)
Short-term borrowings-three months or less, net	4	(23)
Repurchase shares of common stock	(529)	(489)
Excess tax benefits from share-based compensation	37	51
Employee stock option proceeds	84	89
Dividends paid on common shares	(63)	(58)
Net Cash Used in Financing Activities	(293)	(393)
Effect of Exchange Rates on Cash and Cash Equivalents	3	(4)
Net Increase in Cash and Cash Equivalents	109	17
Net Increase in Cash and Cash Equivalents of Mainland China for December 2004	—	34
Cash and Cash Equivalents - Beginning of Period	158	62
Cash and Cash Equivalents - End of Period	$267	$113

Significant Non-Cash Investing and Financing Activities:
Additional capital lease obligations	$5	$1

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions)

	(Unaudited) 6/17/06	12/31/05
ASSETS
Current Assets
Cash and cash equivalents	$267	$158
Short-term investments	74	43
Accounts and notes receivable, less allowance: $20 in 2006 and $23 in 2005	223	236
Inventories	84	85
Prepaid expenses and other current assets	100	75
Deferred income taxes	158	163
Advertising cooperative assets, restricted	97	77
Total Current Assets	1,003	837
Property, plant and equipment, net of accumulated depreciation and amortization of $2,945 in 2006 and $2,830 in 2005	3,300	3,356
Goodwill	540	538
Intangible assets, net	341	330
Investments in unconsolidated affiliates	173	173
Other assets	507	464
Total Assets	$5,864	$5,698
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,185	$1,238
Income taxes payable	64	79
Short-term borrowings	13	211
Advertising cooperative liabilities	97	77
Total Current Liabilities	1,359	1,605
Long-term debt	2,027	1,649
Other liabilities and deferred credits	1,073	995
Total Liabilities	4,459	4,249

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	—	—
Common stock, no par value, 750 shares authorized; 272 shares and 278 shares issued in 2006 and 2005, respectively	—	—
Retained earnings	1,548	1,619
Accumulated other comprehensive loss	(143)	(170)
Total Shareholders’ Equity	1,405	1,449
Total Liabilities and Shareholders’ Equity	$5,864	$5,698

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2005 Form 10-K, our financial position as of June 17, 2006, the results of our operations for the quarters and years to date ended June 17, 2006 and June 11, 2005 and cash flows for the years to date ended June 17, 2006 and June 11, 2005. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.   Share-Based Compensation

In the fourth quarter 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), superseded APB 25, “Accounting for Stock Issued to Employees” and related interpretations and amended SFAS No. 95, “Statement of Cash Flows.” We adopted SFAS 123R using the modified retrospective application transition method effective September 4, 2005, the beginning of our fourth quarter in 2005. As permitted by SFAS 123R, we applied the modified retrospective application transition method to the beginning of the fiscal year of adoption (our fiscal year 2005). As such, the results for the first three quarters of 2005, including the quarter and year to date ended June 11, 2005, were adjusted to recognize the compensation cost previously reported in the pro forma footnote disclosures under the provisions of SFAS 123.

The following table details the impact of adopting SFAS 123R by financial statement line item.

	Quarter		Year to date
	6/17/06	6/11/05	6/17/06	6/11/05
Payroll and employee benefits	$2	$2	$4	$5
General and administrative	11	11	24	21
Operating profit	13	13	28	26
Income tax benefit	(4)	(4)	(9)	(9)
Net income	$9	$9	$19	$17

During the year to date ended June 17, 2006, we granted 4.0 million stock appreciation rights to employees to redeem shares of our Common Stock at an exercise price equal to the average market price on the date of grant. The weighted-average exercise price of these stock appreciation rights was approximately $49.

3.   Earnings Per Common Share (“EPS”)

	Quarter		Year to date
	6/17/06	6/11/05	6/17/06	6/11/05
Net income	$192	$178	$362	$331
Basic EPS:
Weighted-average common shares outstanding	272	288	274	290
Basic EPS	$0.71	$0.62	$1.32	$1.14

Diluted EPS:
Weighted-average common shares outstanding	272	288	274	290
Shares assumed issued on exercise of dilutive share equivalents	31	40	32	40
Shares assumed purchased with proceeds of dilutive share equivalents	(22)	(27)	(22)	(27)
Shares applicable to diluted earnings	281	301	284	303
Diluted EPS	$0.68	$0.59	$1.28	$1.09
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation (a)	0.8	0.4	0.8	0.2

(a) These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the respective quarter and year to dates ended.

4.   Shareholders’ Equity

On May 18, 2006, we declared a cash dividend of $0.15 per share of Common Stock to be distributed on August 4, 2006 to shareholders of record at the close of business on July 14, 2006. We had dividends payable of $41 million and $32 million at June 17, 2006 and December 31, 2005, respectively.

We repurchased shares of our Common Stock under the following share repurchase programs during the years to date ended June 17, 2006 and June 11, 2005. All amounts exclude applicable transaction fees.

Program Authorization Date	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased
	2006	2005	2006	2005
March 2006	1,178	—	$60	$—
November 2005	9,564	—	469	—
January 2005	—	9,282	—	464
May 2004	—	534	—	25
Total	10,742	9,816	$529	$489

As of June 17, 2006, we have $440 million available for future repurchases under our March 2006 share repurchase program. Based on market conditions and other factors, repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

Comprehensive income was as follows:

	Quarter		Year to date
	6/17/06	6/11/05	6/17/06	6/11/05
Net income	$192	$178	$362	$331
Foreign currency translation adjustment arising during the period	9	(15)	23	(9)
Changes in fair value of derivatives, net of tax	2	1	4	1
Reclassification of derivative (gains) losses to net income, net of tax	—	(1)	—	(1)
Total comprehensive income	$203	$163	$389	$322

5.   New Accounting Pronouncements Not Yet Recognized

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We have not yet determined the impact of the recognition and measurement requirements of FIN 48 on our existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of our annual effective rate. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis.

FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006, the year beginning December 31, 2006 for the Company.

6.   Facility Actions

Refranchising (gain) loss, store closure costs and store impairment charges by reportable segment are as follows:

	Quarter ended June 17, 2006
	U.S.	International Division	China Division	Worldwide
Refranchising net (gain) loss(a)	$(13)	$(2)	$—	$(15)

Store closure costs	$2	$—	$—	$2
Store impairment charges	12	3	1	16
Closure and impairment expenses	$14	$3	$1	$18

	Quarter ended June 11, 2005
	U.S.	International Division	China Division	Worldwide
Refranchising net (gain) loss(a)	$(13)	$—	$—	$(13)

Store closure costs	$(1)	$—	$—	$(1)
Store impairment charges	15	1	2	18
Closure and impairment expenses	$14	$1	$2	$17

	Year to date ended June 17, 2006
	U.S.	International Division	China Division	Worldwide
Refranchising net (gain) loss(a)	$(10)	$(1)	$—	$(11)

Store closure costs	$2	$1	$—	$3
Store impairment charges	13	6	2	21
Closure and impairment expenses	$15	$7	$2	$24

	Year to date ended June 11, 2005
	U.S.	International Division	China Division	Worldwide
Refranchising net (gain) loss(a)	$(12)	$1	$—	$(11)

Store closure costs	$3	$—	$—	$3
Store impairment charges	19	2	2	23
Closure and impairment expenses	$22	$2	$2	$26

(a) Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

7.   Other (Income) Expense

	Quarter		Year to date
	6/17/06	6/11/05	6/17/06	6/11/05
Gain upon sale of investment in unconsolidated affiliate (a)	$—	$(17)	$—	$(17)
Equity income from investments in unconsolidated affiliates	(10)	(8)	(21)	(23)
Foreign exchange net (gain) loss	(2)	—	(3)	1
Contract termination charge (b)	—	—	8	—
Other (income) expense	$(12)	$(25)	$(16)	$(39)

Dividends received from unconsolidated affiliates were approximately $15 million and $17 million for the years to date ended June 17, 2006 and June 11, 2005, respectively.

(a)

Reflects a $17 million gain related to the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity, principally for cash. In the fourth quarter of 2005, we recorded a $6 million reduction to correct the gain associated with this transaction.

(b)	Reflects an $8 million charge associated with the termination of a beverage agreement in the United States segment during the quarter ended March 25, 2006.

8.   Reportable Operating Segments

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter		Year to date
Revenues	6/17/06	6/11/05	6/17/06	6/11/05
United States	$1,330	$1,385	$2,669	$2,720
International Division	489	492	958	976
China Division (a)	363	276	640	511
	$2,182	$2,153	$4,267	$4,207

	Quarter		Year to date
Operating Profit	6/17/06	6/11/05	6/17/06	6/11/05
United States	$194	$185	$382	$342
International Division	88	87	183	178
China Division	57	25	115	77
Unallocated and corporate expenses	(49)	(66)	(104)	(112)
Unallocated other income (expense) (b)	2	17	2	16
Unallocated refranchising gain (loss) (c)	15	13	11	11
Wrench litigation (income) expense	—	—	—	—
AmeriServe and other charges (credits)	—	—	—	—
Operating profit	307	261	589	512
Interest expense, net	(36)	(30)	(71)	(58)
Income before income taxes	$271	$231	$518	$454

(a)

Includes revenues of approximately $302 million and $210 million in mainland China for the quarters ended June 17, 2006 and June 11, 2005, respectively. Includes revenues of approximately $536 million and $399 million in mainland China for the years to date ended June 17, 2006 and June 11, 2005, respectively.

(b)

Includes a gain of approximately $17 million related to the sale of our fifty percent interest in our former unconsolidated affiliate in Poland and the Czech Republic in the quarter and year to date ended June 11, 2005.

(c)	Unallocated refranchising gain (loss) is not allocated to the U.S., International Division or China Division segments for performance reporting purposes.

9.   Pension and Postretirement Medical Benefits

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

The components of net periodic benefit cost for our defined benefit pension plans covering U.S. employees and our postretirement plan are as follows:

	Pension Benefits		Other Postretirement Benefits
	Quarter		Quarter
	6/17/06	6/11/05	6/17/06	6/11/05
Service cost	$8	$8	$1	$—
Interest cost	11	10	1	1
Expected return on plan assets	(11)	(11)	—	—
Amortization of prior service cost	1	1	—	—
Recognized actuarial loss	7	5	—	1
Net periodic benefit cost	$16	$13	$2	$2

	Pension Benefits		Other Postretirement Benefits
	Year to date		Year to date
	6/17/06	6/11/05	6/17/06	6/11/05
Service cost	$16	$15	$1	$1
Interest cost	21	20	2	2
Expected return on plan assets	(22)	(21)	—	—
Amortization of prior service cost	2	2	—	—
Recognized actuarial loss	14	10	—	1
Net periodic benefit cost	$31	$26	$3	$4

As disclosed in our 2005 Form 10-K, based on current funding rules, we are not required to make contributions to the Plan in 2006. No contributions were made to the Plan during the quarter and year to date ended June 17, 2006. While we may make discretionary contributions to the Plan during the year, we do not currently intend to do so. We made a contribution of approximately $18 million to one of our International plans during the quarter ended June 17, 2006.

10.   Debt

In April, 2006, we issued $300 million aggregate principal amount of 6.25% Senior Unsecured Notes due April 15, 2016 (the “Notes”). The Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. We used $200 million of the proceeds from these Notes to repay our 8.5% Senior Unsecured Notes that matured in April 2006 and we will use the remainder for general corporate purposes.

In anticipation of issuing the Notes, we entered into treasury locks during the quarter ended March 25, 2006 with aggregate notional amounts of $250 million to hedge the risk of changes in future interest payments attributable to changes in United States Treasury rates prior to issuance of the Notes. As these treasury locks were designated and effective in offsetting this variability in cash flows associated with the future interest payments, the resulting gain from settlement of these treasury locks of approximately $8 million is being amortized over the ten year life of the Notes as a reduction in interest expense.

As of June 17, 2006, the fair values of our interest rate swaps with notional amounts of $850 million decreased from a liability position of $5 million at December 31, 2005 to a liability position of $35 million at June 17, 2006 due to increases in interest rates.

11.   Russian Acquisition

On March 24, 2006, we finalized an agreement with Rostik’s Restaurant Ltd. (“RRL”), a franchisor and operator of a chicken chain in Russia known as Rostik’s, under which we acquired the Rostik’s brand and associated intellectual property for $15 million ($10 million of which has been paid as of June 17, 2006). We will provide financial support, including loans and guarantees, up to $30 million to support future development by RRL in Russia. This agreement also includes a put/call option that may be exercised, subject to certain conditions, between the fifth and seventh year whereby ownership of then existing restaurants would be transferred to YRI.

The co-branding as Rostik’s/KFC of ninety-four existing Rostik’s units and the eighteen existing KFC franchise restaurants in Russia is underway.

12.   Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2031. As of June 17, 2006 and December 31, 2005, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $360 million and $374 million, respectively. The present value of these potential payments discounted at our pre-tax cost of debt at June 17, 2006 was $289 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our probable exposure under such leases at June 17, 2006 and December 31, 2005 was not material.

Franchise Loan Pool Guarantees - We had provided approximately $16 million of partial guarantees of two franchisee loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at June 17, 2006 and December 31, 2005. In support of these guarantees, we posted letters of credit of $4 million. We also provide a standby letter of credit of $18 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $76 million and $77 million at June 17, 2006 and December 31, 2005, respectively.

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

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive, at the higher of target or actual for the preceding year, a proportionate bonus at the higher of target or actual performance earned through the date of termination, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of June 17, 2006, payments of approximately $36 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We provide reserves for such claims and contingencies when payment is probable and estimable in accordance with SFAS No. 5 “Accounting for Contingencies.”

On August 13, 2003, a class action lawsuit against Pizza Hut, Inc., styled Coldiron v. Pizza Hut, Inc., was filed in the United States District Court, Central District of California. Plaintiff alleges that she and other current and former Pizza Hut Restaurant General Managers (“RGMs”) were improperly classified as exempt employees under the U.S. Fair Labor Standards Act (“FLSA”). There is also a pendent state law claim, alleging that current and former RGMs in California were misclassified under that state’s law. Plaintiff seeks unpaid overtime wages and penalties. On May 5, 2004, the District Court granted conditional certification of a nationwide class of RGMs under the FLSA claim, providing notice to prospective class members and an opportunity to join the class. Approximately 12 percent of the eligible class members have elected to join the litigation. However, on June 30, 2005, the District Court granted Pizza Hut’s motion to strike all FLSA class members who joined the litigation after July 15, 2004. The effect of this order is to reduce the number of FLSA class members to only approximately 88 (or approximately 2.5% of the eligible class members).

In November 2005, the parties agreed to a settlement. The Court granted preliminary approval of the settlement on June 28, 2006. We have provided for the settlement amount in our Financial Statements. The parties will now proceed with the final fairness hearing and class notice, with conclusion of this matter expected in late 2006.

On November 26, 2001, a lawsuit against Long John Silver’s, Inc. (“LJS”) styled Kevin Johnson, on behalf of himself and all others similarly situated v. Long John Silver’s, Inc. (“Johnson”) was filed in the United States District Court for the Middle District of Tennessee, Nashville Division. Johnson’s suit alleged that LJS’s former “Security/Restitution for Losses” policy (the “Policy”) provided for deductions from RGMs’ and Assistant Restaurant General Managers’ (“ARGMs”) salaries that violate the salary basis test for exempt personnel under regulations issued pursuant to the FLSA. Johnson alleged that all RGMs and ARGMs who were employed by LJS for the three year period prior to the lawsuit – i.e., since November 26, 1998 – should be treated as the equivalent of hourly employees and thus were eligible under the FLSA for overtime for any hours worked over 40 during all weeks in the recovery period. In addition, Johnson claimed that the potential members of the class are entitled to certain liquidated damages and attorneys’ fees under the FLSA.

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

On September 21, 2005, a collective action lawsuit against the Company and KFC Corporation, originally styled Parler v. Yum Brands, Inc., d/b/a KFC, and KFC Corporation, was filed in the United States District Court for the District of Minnesota. Plaintiff alleges that he and other current and former KFC Assistant Unit Managers (“AUMs”) were improperly classified as exempt employees under FLSA. Plaintiff seeks overtime wages and liquidated damages. On January 17, 2006, the District Court dismissed the claims against the Company with prejudice, leaving KFC Corporation as the sole defendant. Notice was mailed to current and former AUMs advising them of the litigation and providing an opportunity to join the case if they choose to do so. Plaintiff has requested leave to amend the complaint to add related state law claims.

We believe that KFC has properly classified its AUMs as exempt under the FLSA and accordingly intend to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On December 17, 2002, Taco Bell was named as the defendant in a class action lawsuit filed in the United States District Court for the Northern District of California styled Moeller, et al. v. Taco Bell Corp. On August 4, 2003, plaintiffs filed an amended complaint that alleges, among other things, that Taco Bell has discriminated against the class of people who use wheelchairs or scooters for mobility by failing to make its approximately 220 company-owned restaurants in California (the “California Restaurants”) accessible to the class. Plaintiffs contend that queue rails and other architectural and structural elements of the Taco Bell restaurants relating to the path of travel and use of the facilities by persons with mobility-related disabilities (including parking spaces, ramps, counters, restroom facilities and seating) do not comply with the U.S. Americans with Disabilities Act (the “ADA”), the Unruh Civil Rights Act (the “Unruh Act”), and the California Disabled Persons Act (the “CDPA”). Plaintiffs have requested: (a) an injunction from the District Court ordering Taco Bell to comply with the ADA and its implementing regulations; (b) that the District Court declare Taco Bell in violation of the ADA, the Unruh Act, and the CDPA; and (c) monetary relief under the Unruh Act or CDPA. Plaintiffs, on behalf of the class, are seeking the minimum statutory damages per offense of either $4,000 under the Unruh Act or $2,000 under the CDPA for each aggrieved member of the class. Plaintiffs contend that there may be in excess of 100,000 individuals in the class. For themselves, the four named plaintiffs have claimed aggregate minimum statutory damages of no less than $16,000, but are expected to claim greater amounts based on the number of Taco Bell outlets they visited at which they claim to have suffered discrimination.

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

Taco Bell has denied liability and intends to vigorously defend against all claims in this lawsuit. Although this lawsuit is at a relatively early stage in the proceedings, it is likely that certain of the California Restaurants will be determined to be not fully compliant with accessibility laws and that Taco Bell will be required to take certain steps to make those restaurants fully compliant. However, at this time, it is not possible to estimate with reasonable certainty the potential costs to bring non-compliant California Restaurants into compliance with applicable state and federal disability access laws. Nor is it possible at this time to reasonably estimate the probability or amount of liability for monetary damages on a class wide basis to Taco Bell.

Obligations to PepsiCo, Inc. After Spin-off

In connection with our October 6, 1997 spin-off from PepsiCo, Inc. (“PepsiCo”) (the “Spin-off”), we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

Under the terms of these agreements, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of June 17, 2006, PepsiCo remains liable for approximately $25 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common tax audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through June 17, 2006, there have not been any determinations made by PepsiCo where we would have reached a different determination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively “the Concepts”) and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. YUM is the second largest QSR company outside the U.S. with over 14,000 units.

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
U.S. and International Division operating margins

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

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact 2006 Comparisons with 2005

The following factors impacted comparability of operating performance for the quarter and/or year to date ended June 17, 2006 or could impact comparisons for the remainder of 2006. Certain of these factors were previously discussed in our 2005 Form 10-K.

Mainland China Issues

Our KFC business in mainland China was negatively impacted by the interruption of product offerings and negative publicity associated with a supplier ingredient issue experienced in late March 2005 as well as consumer concerns related to Avian Flu in the fourth quarter of 2005. As a result of the aforementioned issues, the China Division experienced system sales growth in the full year 2005 of 11% excluding foreign currency translation which was below our ongoing target of at least 22%. For the quarter and year to date ended June 17, 2006, we achieved China Division growth rates of 29% and 22%, respectively, for system sales and 28% and 23%, respectively, for Company sales, both excluding foreign currency translation. Given these positive trends, we believe KFC sales in mainland China have rebounded from the negative impact of the supplier ingredient issue and Avian Flu.

United States Commodity Costs

Restaurant profits in the United States were positively impacted by a decline in commodity costs (principally meats and cheese) in the quarter and year to date ended June 17, 2006 versus the quarter and year to date ended June 11, 2005. Commodity costs declined by approximately $16 million and $25 million in the quarter and year to date ended June 17, 2006, respectively. We expect commodity costs in the second half of 2006 to be favorable versus 2005 by an additional $10 million to $15 million with the majority of the benefit occurring in the quarter ending September 9, 2006.

Beverage Agreement Contract Termination

During the first quarter of 2006, we entered into an agreement with a beverage supplier to certain of our Concepts to terminate a long-term supply contract. As a result of the cash payment we have made to the supplier in connection with this termination, we recorded a charge of $8 million in the quarter ended March 25, 2006. We anticipate entering into an agreement with an alternative beverage supplier for these Concepts in the near future that will provide for more favorable beverage pricing than the agreement being terminated. We anticipate that the contract termination charge we recorded in the quarter ended March 25, 2006 will largely be offset by more favorable beverage pricing for our Concepts recognized the balance of the year such that the net impact on 2006 net income will not be significant. We expect to continue to benefit from the more favorable pricing in 2007 and beyond.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where their expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and international markets. In the U.S., we are in the process of increasing franchise ownership of restaurants from 75% currently to 80%. This two-year plan calls for selling approximately 1,000 Company restaurants to franchisees in 2006 and 2007. Through June 17, 2006 107 company restaurants in the U.S. have been sold to franchisees as part of this plan. Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.

The following table summarizes our worldwide refranchising activities:

	Quarter		Year to date
	6/17/06	6/11/05	6/17/06	6/11/05
Number of units refranchised	51	127	132	141
Refranchising proceeds, pre-tax	$26	$37	$48	$41
Refranchising net gains, pre-tax	$(15)	$(13)	$(11)	$(11)

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

The following table summarizes worldwide Company store closure activities:

	Quarter		Year to date
	6/17/06	6/11/05	6/17/06	6/11/05
Number of units closed	40	44	75	87
Store closure costs (income)	$2	$(1)	$3	$3

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2005 and were no longer operated by us as of June 17, 2006. The amounts do not include results from new restaurants that we opened in connection with a relocation of an existing unit or any incremental impact upon consolidation of two or more of our existing units into a single unit.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

	Quarter ended 6/17/06
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(87)	$(28)	$(4)	$(119)
Increased franchise fees	3	—	—	3
Decrease in total revenues	$(84)	$(28)	$(4)	$(116)
	Year to date ended 6/17/06
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(169)	$(58)	$(7)	$(234)
Increased franchise fees	6	1	—	7
Decrease in total revenues	$(163)	$(57)	$(7)	$(227)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	Quarter ended 6/17/06
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(10)	$(2)	$—	$(12)
Increased franchise fees	3	—	—	3
Decreased general and administrative expenses	—	—	—	—
Decrease in operating profit	$(7)	$(2)	$—	$(9)

	Year to date ended 6/17/06
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(18)	$(2)	$—	$(20)
Increased franchise fees	6	1	—	7
Decreased general and administrative expenses	—	—	—	—
Decrease in operating profit	$(12)	$(1)	$—	$(13)

Results of Operations

	Quarter				Year to date
	6/17/06	6/11/05	% B/(W)		6/17/06	6/11/05	% B/(W)
Company sales	$1,912	$1,902	1		$3,731	$3,712	1
Franchise and license fees	270	251	7		536	495	8
Revenues	$2,182	$2,153	1		$4,267	$4,207	1
Company restaurant profit	$301	$266	14		$585	$525	11

% of Company sales	15.8%	14.0%	1.8	ppts.	15.7%	14.2%	1.5	ppts.
Operating profit	307	261	18		589	512	15
Interest expense, net	36	30	(25)		71	58	(23)
Income tax provision	79	53	(47)		156	123	(26)
Net income	$192	$178	8		$362	$331	9

Diluted earnings per share (a)	$0.68	$0.59	15		$1.28	$1.09	17

(a)	See Note 3 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	7,587	1,648	22,666	31,901
New Builds	148	48	338	534
Acquisitions	1	—	(1)	—
Refranchising	(132)	—	132	—
Closures	(75)	(20)	(280)	(375)
Other	3	(3)	(38)	(38)
End of quarter	7,532	1,673	22,817	32,022
% of Total	24%	5%	71%	100%

The above totals exclude 2,143 and 2,376 licensed units at June 17, 2006 and December 31, 2005, respectively. The International Division total excludes 86 units from the acquisition of the Rostik’s brand (see Note 11). These units will be presented as franchisee new builds as the co-branding into Rostik’s/KFC restaurants occurs.

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	4,686	—	13,605	18,291
New Builds	26	—	86	112
Acquisitions	—	—	—	—
Refranchising	(107)	—	107	—
Closures	(47)	—	(172)	(219)
Other	3	—	(23)	(20)
End of quarter	4,561	—	13,603	18,164
% of Total	25%	—	75%	100%

The above totals exclude 1,944 and 2,181 licensed units at June 17, 2006 and December 31, 2005, respectively.

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	1,375	1,096	8,848	11,319
New Builds	15	13	248	276
Acquisitions	—	—	—	—
Refranchising	(24)	—	24	—
Closures	(15)	(19)	(106)	(140)
Other	—	(3)	(14)	(17)
End of quarter	1,351	1,087	9,000	11,438
% of Total	12%	9%	79%	100%

The above totals exclude 199 and 195 licensed units at June 17, 2006 and December 31, 2005, respectively. The International Division total excludes 86 units from the acquisition of the Rostik’s brand. These units will be presented as franchisee new builds as the co-branding into Rostik’s/KFC restaurants occurs.

China Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	1,526	552	213	2,291
New Builds	107	35	4	146
Acquisitions	1	—	(1)	—
Refranchising	(1)	—	1	—
Closures	(13)	(1)	(2)	(16)
Other	—	—	(1)	(1)
End of quarter	1,620	586	214	2,420
% of Total	67%	24%	9%	100%

There are no licensed units in the China Division.

Multibrand restaurants are included in the totals above. Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count. Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count. Franchise unit counts below include both franchisee and unconsolidated affiliate multibrand units. Following are multibrand restaurant totals at June 17, 2006 and December 31, 2005:

6/17/06	Company	Franchise	Total
United States	1,767	1,457	3,224
International Division	16	181	197
Worldwide	1,783	1,638	3,421

12/31/05	Company	Franchise	Total
United States	1,696	1,400	3,096
International Division	17	176	193
Worldwide	1,713	1,576	3,289

For the year to date ended June 17, 2006, Company and franchise multibrand unit gross additions were 97 and 61, respectively. There are no multibrand units in the China Division.

System Sales Growth

Quarter	Increase		Increase excluding currency translation
	6/17/06	6/11/05	6/17/06	6/11/05
United States	1%	4%	N/A	N/A
International Division	5%	11%	8%	6%
China Division	33%	13%	29%	12%
Worldwide	5%	7%	5%	5%

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

The increases in Worldwide, U.S., International Division and China Division system sales were all driven by new unit development and same store sales growth, partially offset by store closures.

Year to date	Increase		Increase excluding currency translation
	6/17/06	6/11/05	6/17/06	6/11/05
United States	3%	4%	N/A	N/A
International Division	4%	11%	7%	7%
China Division	25%	16%	22%	16%
Worldwide	5%	7%	6%	5%

The increases in Worldwide, International Division and China Division system sales were all driven by new unit development and same store sales growth, partially offset by store closures.

The increase in U.S. system sales was driven by same store sales growth and new unit development, partially offset by store closures.

Revenues

Quarter	Amount		% Increase/(Decrease)	% Increase/(Decrease) excluding currency translation
	6/17/06	6/11/05
Company sales
United States	$1,179	$1,240	(5)	N/A
International Division	381	394	(3)	(2)
China Division	352	268	31	28
Worldwide	1,912	1,902	1	—

Franchise and license fees
United States	151	145	4	N/A
International Division	108	98	10	12
China Division	11	8	34	30
Worldwide	270	251	7	8

Total revenues
United States	1,330	1,385	(4)	N/A
International Division	489	492	(1)	1
China Division	363	276	32	28
Worldwide	$2,182	$2,153	1	1

The increase in Worldwide Company sales was driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

The increase in Worldwide franchise and license fees was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

The decrease in U.S. Company sales was driven by refranchising and store closures, partially offset by new unit development.

U.S. same store sales include only Company restaurants that have been open one year or more. U.S. blended same store sales include KFC, Pizza Hut and Taco Bell Company-owned restaurants only. U.S. same store sales for Long John Silver’s and A&W restaurants are not included. Following are the same store sales growth results by brand:

	Quarter ended 6/17/06
	Same Store Sales	Transactions	Average Guest Check
KFC	2%	(3)%	5%
Pizza Hut	(7)%	(12)%	5%
Taco Bell	5%	2%	3%

U.S. blended Company same store sales were flat as an increase in average guest check was offset by a decrease in transactions.

The increase in U.S. franchise and license fees was driven by new unit development and refranchising, partially offset by store closures.

The decrease in International Division Company sales was driven by refranchising and store closures, partially offset by new unit development.

The increase in International Division franchise and license fees was driven by new unit development, same store sales growth, refranchising and royalty rate changes, partially offset by store closures.

The increases in China Division Company sales and franchise and license fees were primarily driven by new unit development and same store sales growth.

Year to date	Amount		% Increase/(Decrease)	% Increase/(Decrease) excluding currency translation
	6/17/06	6/11/05
Company sales
United States	$2,370	$2,439	(3)	N/A
International Division	740	778	(5)	(3)
China Division	621	495	25	23
Worldwide	3,731	3,712	1	1

Franchise and license fees
United States	299	281	6	N/A
International Division	218	198	10	13
China Division	19	16	21	18
Worldwide	536	495	8	9

Total revenues
United States	2,669	2,720	(2)	N/A
International Division	958	976	(2)	—
China Division	640	511	25	23
Worldwide	$4,267	$4,207	1	2

The increase in Worldwide Company sales was driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

The increase in Worldwide franchise and license fees was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

The decrease in U.S. Company sales was driven by refranchising and store closures, partially offset by new unit development and same store sales growth.

Following are the same store sales growth results by brand:

	Year to date ended 6/17/06
	Same Store Sales	Transactions	Average Guest Check
KFC	3%	(1)%	5%
Pizza Hut	(4)%	(9)%	5%
Taco Bell	6%	3%	3%

U.S. blended Company same store sales increased 2% due to an increase in average guest check.

The increase in U.S. franchise and license fees was driven by same store sales growth, new unit development and refranchising, partially offset by store closures.

The decrease in International Division Company sales was driven by refranchising and store closures, partially offset by new unit development.

The increase in International Division franchise and license fees was driven by new unit development, same store sales growth, royalty rate changes and refranchising, partially offset by store closures.

The increases in China Division Company sales and franchise and license fees were primarily driven by new unit development and same store sales growth.

Company Restaurant Margins

Quarter ended 6/17/06	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.2	33.2	35.5	30.5
Payroll and employee benefits	29.6	24.6	13.6	25.7
Occupancy and other operating expenses	26.1	30.1	32.1	28.0
Company restaurant margin	16.1%	12.1%	18.8%	15.8%

Quarter ended 6/11/05	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.2	32.6	36.4	31.6
Payroll and employee benefits	29.9	24.5	14.5	26.6
Occupancy and other operating expenses	25.5	30.1	35.2	27.8
Company restaurant margin	14.4%	12.8%	13.9%	14.0%

The increase in U.S. restaurant margins as a percentage of sales was driven by lower food costs, the impact of same store sales (due to higher average guest check) on restaurant margins and the impact of improved workers compensation loss trends on our semi-annual actuarial determination of insurance reserves, partially offset by higher occupancy and other costs and higher labor costs. Lower food costs were primarily driven by decreased commodity costs (principally meats and cheese). Higher occupancy and other costs were primarily driven by increases in utility costs. Higher labor costs were primarily driven by higher wages rates and benefits.

The decrease in International Division restaurant margins as a percentage of sales was driven by higher food and paper costs, higher labor costs and the impact of lower margins associated with new units during the initial periods of operations.

The increase in China Division restaurant margins as a percentage of sales was driven by the impact of same stores sales growth on restaurant margin including the lapping of the unfavorable impact of the prior year mainland China supplier ingredient issue. These increases were partially offset by the lower margins associated with new units during the initial periods of operations.

Year to date ended 6/17/06	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.4	33.3	35.7	30.5
Payroll and employee benefits	29.9	24.1	13.3	26.0
Occupancy and other operating expenses	26.2	30.1	30.9	27.8
Company restaurant margin	15.5%	12.5%	20.1%	15.7%

Year to date ended 6/11/05	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.2	32.9	36.5	31.6
Payroll and employee benefits	30.3	24.1	13.3	26.7
Occupancy and other operating expenses	25.7	30.1	32.1	27.5
Company restaurant margin	13.8%	12.9%	18.1%	14.2%

The increase in U.S. restaurant margins as a percentage of sales was driven by the impact of same store sales on margin, lower food costs and the impact of improved workers compensation loss trends on our semi-annual actuarial determination of insurance reserves, partially offset by higher occupancy and other costs and higher labor costs. Lower food costs were primarily driven by decreased commodity costs (principally meats and cheese). Higher occupancy and other costs were primarily driven by increases in utility costs. Higher labor costs were primarily driven by higher wages rates and benefits.

The decrease in International Division restaurant margins as a percentage of sales was driven by higher food and paper costs, higher labor costs and the impact of lower margins associated with new units during the initial periods of operations. The decrease was partially offset by the favorable impact on restaurant margin of refranchising certain restaurants.

The increase in China Division restaurant margins as a percentage of sales was driven by the impact of same stores sales growth on restaurant margin including the lapping of the unfavorable impact of the prior year mainland China supplier ingredient issue. These increases were partially offset by the lower margins associated with new units during the initial periods of operations.

Worldwide General and Administrative Expenses

General and administrative expenses decreased $9 million or 3% in the quarter and decreased $2 million year to date. The decrease in general and administrative expenses in the quarter and year to date was driven by the lapping of the unfavorable impact of higher prior year litigation related costs and charitable contributions. Such decreases were partially offset by higher compensation related costs, including amounts associated with investments in strategic initiatives in China and other international growth markets.

Worldwide Other (Income) Expense

	Quarter		Year to date
	6/17/06	6/11/05	6/17/06	6/11/05
Gain upon sale of investment in unconsolidated affiliate (a)	$—	$(17)	$—	$(17)
Equity income from investments in unconsolidated affiliates	(10)	(8)	(21)	(23)
Foreign exchange net (gain) loss	(2)	—	(3)	1
Contract termination charge (b)	—	—	8	—
Other (income) expense	$(12)	$(25)	$(16)	$(39)

(a)

Reflects a $17 million gain related to the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity, principally for cash. In the fourth quarter of 2005, we recorded a $6 million reduction to correct our previously recorded gain associated with this transaction.

(b)	Reflects an $8 million charge associated with the termination of a beverage agreement in the United States segment during the quarter ended March 25, 2006.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 6 for a summary of closures and impairment expenses and refranchising (gain) loss by reportable operating segment.

Operating Profit

	Quarter				Year to date
	6/17/06	6/11/05	% B/(W)		6/17/06	6/11/05	% B/(W)
United States	$194	$185	5		$382	$342	11
International Division	88	87	2		183	178	3
China Division	57	25	136		115	77	50
Unallocated and corporate expenses	(49)	(66)	24		(104)	(112)	7
Unallocated other income (expense)	2	17	NM		2	16	NM
Unallocated refranchising gain (loss)	15	13	NM		11	11	NM
Operating profit	$307	$261	18		$589	$512	15

United States operating margin	14.6%	13.4%	1.2	ppts.	14.3%	12.6%	1.7	ppts.
International Division operating margin	18.1%	17.7%	0.4	ppts.	19.1%	18.3%	0.8	ppts.

Neither unallocated and corporate expenses, which comprise general and administrative expenses or unallocated refranchising gain (loss), are allocated to the U.S., International Division or China Division segments for performance reporting purposes. The decrease in unallocated and corporate expenses in both the quarter and year to date was driven by the lapping of the unfavorable impact of higher prior year litigation related costs and charitable contributions. Unallocated other income (expense) in 2005 primarily consists of the $17 million gain related to the sale of our fifty percent interest in an entity as discussed in the Worldwide Other (Income) Expense section.

The increase in U.S. operating profit for the quarter was driven by lower commodity costs and the impact of same store sales on restaurant profit (due to higher average guest check) and franchise and license fees. The increases were partially offset by higher restaurant operating costs, the negative impact of refranchising and higher G&A expenses.

The increase in U.S. operating profit for the year to date was driven by the impact of same store sales growth on restaurant profit and franchise fees and lower commodity costs. The increases were partially offset by higher restaurant operating costs, the unfavorable impact of refranchising and a charge associated with the termination of a beverage agreement in the quarter ended March 25, 2006.

Excluding the unfavorable impact of foreign currency translation, International Division operating profit increased 5% in both the second quarter and year-to-date. The increase was primarily driven by the impact of new unit development and same store sales growth on franchise and license fees. The increases were partially offset by lower restaurant profit due primarily to higher restaurant operating costs. Additionally, the increase was partially offset by lower equity income from unconsolidated affiliates and higher closure and impairment expenses.

Excluding the favorable impact of foreign currency translation, China Division operating profit increased 130% in the second quarter and 46% year-to-date. The increase is primarily due to the impact of same store sales growth on restaurant profit and franchise and licenses fees and new unit development.

Interest Expense, Net

	Quarter			Year to date
	6/17/06	6/11/05	% B/(W)	6/17/06	6/11/05	% B/(W)
Interest expense	$37	$33	(14)	$76	$66	(15)
Interest income	(1)	(3)	(73)	(5)	(8)	(42)
Interest expense, net	$36	$30	(25)	$71	$58	(23)

Interest expense increased $4 million or 14% in the quarter and $10 million or 15% year to date. The increases were driven by both an increase in interest rates on the variable rate portion of our debt and borrowings under the International Credit Facility that was entered into the fourth quarter of 2005.

Income Taxes

	Quarter		Year to date
	6/17/06	6/11/05	6/17/06	6/11/05
Income taxes	$79	$53	$156	$123
Effective tax rate	29.0%	23.0%	30.1%	27.1%

Our effective tax rate for the quarter and year to date increased primarily due to the lapping of prior year items that on a net basis benefited our prior year tax rate. In the quarter and year to date ended June 11, 2005 our tax rate benefited from the reversal of certain tax reserves associated with audits that were settled as well as the recognition of certain foreign tax credits that we were able to substantiate in 2005. This prior year benefit was partially offset by the negative impact of tax provided on foreign earnings we decided to repatriate in 2005. The impact of lapping prior year net tax benefits was partially offset by the recognition, in the current quarter and year to date, of benefit resulting from the reconciliation of previously recorded tax expense to amounts reflected on our tax returns.

Consolidated Cash Flows

Net cash provided by operating activities was $558 million compared to $571 million in 2005. The decrease was driven by higher income tax payments, partially offset by higher net income.

Net cash used in investing activities was $159 million versus $157 million in 2005. The increase was driven by the lapping of proceeds related to the sale of our fifty percent interest in our former unconsolidated affiliate in Poland and the Czech Republic and the current year acquisition of the Rostiks brand in Russia, partially offset by lower capital spending in the current year.

Net cash used in financing activities was $293 million versus $393 million in 2005. The decrease was primarily driven by an increase in net borrowings, largely attributable to proceeds from the issuance of the $300 million April 2006 Senior Unsecured Notes, a portion of which where used to repay $200 million in 2001 Senior Unsecured Notes that had matured.

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

During the quarter and year to date ended June 17, 2006, we paid cash dividends of $31 million and $63 million, respectively. Additionally, on May 18, 2006, our Board of Directors approved a cash dividend of $0.15 per share of common stock to be distributed on August 4, 2006 to shareholders of record at the close of business on July 14, 2006. The Company is targeting an annual payout ratio of 15% to 20% of net income.

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in September 2009. At June 17, 2006, our unused Credit Facility totaled $775 million, net of outstanding letters of credit of $222 million. There were borrowings of $3 million outstanding under the Credit Facility at June 17, 2006. We were in compliance with all debt covenants under this facility at June 17, 2006.

Additionally, on November 8, 2005, we executed a $350 million, five-year revolving credit facility (the “International Credit Facility” or “ICF”) on behalf of three of our wholly owned international subsidiaries. There were borrowings of $271 million and available credit of $79 million outstanding under the ICF at June 17, 2006. We were in compliance with all debt covenants under the ICF at June 17, 2006.

In April, 2006, we issued $300 million aggregate principal amount of 6.25% Senior Unsecured Notes due April 15, 2016. We used $200 million of the proceeds to repay our 8.5% Senior Unsecured Notes due in April 2006 and we will use the remainder for general corporate purposes. At June 17, 2006 we had $1.6 billion in Senior Notes outstanding. See Note 10 for further details.

We estimate that in 2006 capital spending will be approximately $625 million. We also estimate that in 2006 refranchising proceeds, prior to taxes, and sales of property, plant and equipment will total approximately $300 million and employee stock options proceeds, prior to taxes, will be approximately $150.

At June 17, 2006, we had remaining capacity to repurchase up to $440 million of our outstanding Common Stock (excluding applicable transaction fees) under the program authorized in March 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 17, 2006 to the disclosures made in Item 7A of the Company’s 2005 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 17, 2006.

Cautionary Note Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the U.S. federal securities laws. These forward-looking statements are intended to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. The statements include those identified by such words as “may,” “will,” “expect,” “project,” “anticipate,” “believe,” “plan” and other similar terminology. These “forward-looking statements” reflect our current expectations regarding future events and operating and financial performance and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to us and those specific to the industry, and could differ materially from expectations. These risks and uncertainties include, but are not limited to those described in Part II, Item 1A “Risk Factors” in this report, those described under “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2005, and those described from time to time in our reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on forward-looking statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YUM! Brands, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of June 17, 2006, the related Condensed Consolidated Statements of Income for the twelve and twenty-four weeks ended June 17, 2006 and June 11, 2005, and the related Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 17, 2006 and June 11, 2005. These condensed consolidated financial statements are the responsibility of YUM’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of YUM as of December 31, 2005, and the related Consolidated Statements of Income, Cash Flows and Shareholders’ Equity and Comprehensive Income for the year then ended not presented herein; and in our report dated March 2, 2006, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to the adoption of the provisions of the Financial Accounting Standards Boards’ Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment,” and the change in method of accounting for share-based payments. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2005 is fairly presented, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

KPMG LLP

Louisville, Kentucky

July 25, 2006

PART II – Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 12 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

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

These risks are described in more detail under “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2005. We encourage you to read these risk factors in their entirety. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 17, 2006 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 4
3/26/06 – 4/22/06	1,285,600	$ 48.21	1,285,600	$ 535,921,292

Period 5
4/23/06 – 5/20/06	740,900	$ 51.70	740,900	$ 497,613,485

Period 6
5/21/06 – 6/17/06	1,132,500	$ 50.99	1,132,500	$ 439,865,108

Total	3,159,000	$ 50.03	3,159,000	$ 439,865,108

In November 2005, our Board of Directors authorized a share repurchase program to repurchase, through November 2006, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended June 17, 2006, approximately 2.0 million shares were repurchased under this program.

In March 2006, our Board of Directors authorized a share repurchase program to repurchase, through March 2007, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended June 17, 2006, approximately 1.2 million shares were repurchased under this program.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of shareholders was held on May 18, 2006. At the meeting, shareholders:

1)	Elected twelve directors to serve until the next Annual Meeting of Shareholders and until their respective successors are duly elected and qualified.

2)	Ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ended December 30, 2006.

3)	through 6) Rejected four shareholder proposals.

(1)	Election of Directors	For	Withheld
	David W. Dorman	234,792,967	8,452,298
	Massimo Ferragamo	240,860,378	2,384,887
	J. David Grissom	240,625,560	2,619,705
	Bonnie G. Hill	230,953,515	12,291,750
	Robert Holland, Jr.	240,594,281	2,650,984
	Kenneth G. Langone	239,342,126	3,903,139
	Jonathan S. Linen	239,800,956	3,444,309
	David C. Novak	236,199,339	7,045,926
	Thomas C. Nelson	240,886,458	2,358,807
	Thomas M. Ryan	233,749,494	9,495,771
	Jackie Trujillo	240,778,875	2,466,390
	Robert J. Ulrich	232,463,299	10,781,966

		For	Against	Abstain
(2)	Ratification of Independent Auditors	235,307,732	6,264,604	1,672,929

		For	Against	Abstain	Non-Votes
(3)	Shareholder Proposal – Diversity Report	19,661,542	173,198,608	21,127,347	29,257,768
(4)	Shareholder Proposal – MacBride Principles	22,682,801	167,000,225	24,266,069	29,296,170
(5)	Shareholder Proposal – Genetically Engineered Food Report	10,802,472	178,379,811	24,805,212	29,257,770
(6)	Shareholder Proposal – Animal Welfare Standards Report	15,593,897	178,202,766	20,190,834	29,257,768

Item 6.	Exhibits

(a)	Exhibit Index

EXHIBITS

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants’ Acknowledgement).

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

YUM! BRANDS, INC.
(Registrant)

Date: July 25, 2006	/s/ Ted F. Knopf
Senior Vice President of Finance and Corporate Controller
(Principal Accounting Officer)

Exhibit 15

Independent Accountants’ Acknowledgment

The Board of Directors

YUM! Brands, Inc.:

We hereby acknowledge our awareness of the use of our report dated July 25, 2006, included within the Quarterly Report on Form 10-Q of YUM! Brands, Inc. for the twelve and twenty-four weeks ended June 17, 2006, and incorporated by reference in the following Registration Statements:

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

Pursuant to Rule 436 of the Securities Act of 1933 (the "Act"), such report is not considered part of a registration statement prepared or certified by an independent registered public accounting firm, or a report prepared or certified by an independent registered public accounting firm within the meaning of Sections 7 and 11 of the Act.

KPMG LLP

Louisville, Kentucky

July 25, 2006

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 25, 2006	/s/ David C. Novak
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 25, 2006	/s/ Richard T. Carucci
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended June 17, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 25, 2006	/s/ David C. Novak
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

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended June 17, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Richard T. Carucci, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 25, 2006	/s/ Richard T. Carucci
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.