Form 10-Q
period 2006-09-09
YUM BRANDS INC
filed 2006-10-18
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 9, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x   No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer: [x]Accelerated filer: [ ] Non-accelerated filer: [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   x

     The number of shares outstanding of the Registrant’s Common Stock as of October 10, 2006 was 265,076,421 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions, except per share data)

	Quarter		Year to date
	9/09/06	9/03/05	9/09/06	9/03/05
Revenues
Company sales	$1,989	$1,975	$5,720	$5,687
Franchise and license fees	289	268	825	763
Total revenues	2,278	2,243	6,545	6,450

Costs and Expenses, Net
Company restaurants
Food and paper	606	619	1,746	1,793
Payroll and employee benefits	492	501	1,461	1,493
Occupancy and other operating expenses	570	561	1,607	1,582
	1,668	1,681	4,814	4,868
General and administrative expenses	271	264	789	784
Franchise and license expenses	7	12	24	24
Closures and impairment expenses	1	17	25	43
Refranchising (gain) loss	4	(10)	(7)	(21)
Other (income) expense	(17)	(27)	(33)	(66)
Wrench litigation (income) expense	—	(2)	—	(2)
AmeriServe and other charges (credits)	—	—	—	—
Total costs and expenses, net	1,934	1,935	5,612	5,630
Operating Profit	344	308	933	820
Interest expense, net	34	28	105	86
Income Before Income Taxes	310	280	828	734
Income tax provision	80	75	236	198
Net Income	$230	$205	$592	$536

Basic Earnings Per Common Share	$0.86	$0.72	$2.18	$1.86

Diluted Earnings Per Common Share	$0.83	$0.69	$2.10	$1.78

Dividends Declared Per Common Share	$—	$—	$0.265	$0.215

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions)

	Year to date
	9/09/06	9/03/05
Cash Flows – Operating Activities
Net income	$592	$536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319	319
Closures and impairment expenses	25	43
Refranchising (gain) loss	(7)	(21)
Contributions to defined benefit pension plans	(41)	—
Other liabilities and deferred credits	71	37
Deferred income taxes	(47)	(80)
Equity income from investments in unconsolidated affiliates	(37)	(39)
Distributions of income received from unconsolidated affiliates	26	21
Excess tax benefits from share-based compensation	(40)	(67)
Share-based compensation expense	46	43
Other non-cash charges and credits, net	59	20
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	22	(22)
Inventories	7	7
Prepaid expenses and other current assets	(10)	70
Accounts payable and other current liabilities	(47)	42
Income taxes payable	69	86
Net change in operating working capital	41	183
Net Cash Provided by Operating Activities	1,007	995

Cash Flows – Investing Activities
Capital spending	(323)	(362)
Proceeds from refranchising of restaurants	96	79
Acquisition of restaurants from franchisees	(11)	—
Short-term investments	(79)	(32)
Sales of property, plant and equipment	33	25
Other, net	(16)	20
Net Cash Used in Investing Activities	(300)	(270)

Cash Flows – Financing Activities
Proceeds from Senior Unsecured Notes	300	—
Revolving Credit Facility activity
Three months or less, net	(26)	78
Repayments of long-term debt	(207)	(11)
Short-term borrowings-three months or less, net	162	(32)
Repurchase shares of common stock	(853)	(678)
Excess tax benefits from share-based compensation	40	67
Employee stock option proceeds	93	113
Dividends paid on common shares	(104)	(91)
Other, net	(2)	—
Net Cash Used in Financing Activities	(597)	(554)
Effect of Exchange Rates on Cash and Cash Equivalents	3	(4)
Net Increase in Cash and Cash Equivalents	113	167
Net Increase in Cash and Cash Equivalents of Mainland China for December 2004	—	34
Cash and Cash Equivalents - Beginning of Period	158	62
Cash and Cash Equivalents - End of Period	$271	$263

Significant Non-Cash Investing and Financing Activities:
Accrual for repurchase of shares of common stock	$14	—
Additional capital lease obligations	$11	$3

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions)

	(Unaudited) 9/09/06	12/31/05
ASSETS
Current Assets
Cash and cash equivalents	$271	$158
Short-term investments	123	43
Accounts and notes receivable, less allowance: $16 in 2006 and $23 in 2005	223	236
Inventories	80	85
Prepaid expenses and other current assets	90	75
Deferred income taxes	150	163
Advertising cooperative assets, restricted	99	77
Total Current Assets	1,036	837
Property, plant and equipment, net of accumulated depreciation and amortization of $2,994 in 2006 and $2,830 in 2005	3,276	3,356
Goodwill	546	538
Intangible assets, net	338	330
Investments in unconsolidated affiliates	190	173
Other assets	515	464
Total Assets	$5,901	$5,698
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,212	$1,238
Income taxes payable	103	79
Short-term borrowings	173	211
Advertising cooperative liabilities	99	77
Total Current Liabilities	1,587	1,605
Long-term debt	1,932	1,649
Other liabilities and deferred credits	1,054	995
Total Liabilities	4,573	4,249

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	—	—
Common stock, no par value, 750 shares authorized; 265 shares and 278 shares issued in 2006 and 2005, respectively	—	—
Retained earnings	1,462	1,619
Accumulated other comprehensive loss	(134)	(170)
Total Shareholders’ Equity	1,328	1,449
Total Liabilities and Shareholders’ Equity	$5,901	$5,698

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2005 Form 10-K, our financial position as of September 9, 2006, the results of our operations for the quarters and years to date ended September 9, 2006 and September 3, 2005 and cash flows for the years to date ended September 9, 2006 and September 3, 2005. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.   Share-Based Compensation

In the fourth quarter 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), superseded APB 25, “Accounting for Stock Issued to Employees” and related interpretations and amended SFAS No. 95, “Statement of Cash Flows.” We adopted SFAS 123R using the modified retrospective application transition method effective September 4, 2005, the beginning of our fourth quarter in 2005. As permitted by SFAS 123R, we applied the modified retrospective application transition method to the beginning of the fiscal year of adoption (our fiscal year 2005). As such, the results for the first three quarters of 2005, including the quarter and year to date ended September 3, 2005, were adjusted to recognize the compensation cost previously reported in the pro forma footnote disclosures under the provisions of SFAS 123.

The following table details the impact of adopting SFAS 123R by financial statement line item.

	Quarter		Year to date
	9/09/06	9/03/05	9/09/06	9/03/05
Payroll and employee benefits	$2	$2	$6	$7
General and administrative	12	12	36	33
Operating profit	14	14	42	40
Income tax benefit	(6)	(5)	(15)	(14)
Net income	$8	$9	$27	$26

During the year to date ended September 9, 2006, we have granted 4.0 million stock appreciation rights to employees to redeem shares of our Common Stock at an exercise price equal to the average market price on the date of grant. The weighted-average exercise price of these stock appreciation rights was approximately $49.

3.   Earnings Per Common Share (“EPS”)

	Quarter		Year to date
	9/09/06	9/03/05	9/09/06	9/03/05
Net income	$230	$205	$592	$536

Weighted-average common shares outstanding (for basic calculation)	268	285	272	288
Effect of dilutive share-based employee compensation	9	13	10	13
Weighted-average common and common equivalent shares outstanding (for diluted calculation)	277	298	282	301
Basic EPS	$0.86	$0.72	$2.18	$1.86
Diluted EPS	$0.83	$0.69	$2.10	$1.78
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation (a)	0.8	0.8	0.8	0.4

(a) These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the respective quarter and year to dates ended.

4.   Shareholders' Equity

We had dividends payable of zero and $32 million at September 9, 2006 and December 31, 2005, respectively. Subsequent to the third quarter on September 14, 2006, we declared a cash dividend of $0.15 per share of Common Stock to be distributed on November 4, 2006 to shareholders of record at the close of business on October 13, 2006.

We repurchased shares of our Common Stock under the following share repurchase programs during the years to date ended September 9, 2006 and September 3, 2005. All amounts exclude applicable transaction fees.

Program Authorization Date	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased
	2006	2005	2006	2005
March 2006	8,269	—	$398	$—
November 2005	9,564	—	469	—
May 2005	—	3,056	—	153
January 2005	—	9,963	—	500
May 2004	—	534	—	25
Total	17,833(a)	13,553	$867(a)	$678

(a) Amounts include effects of $14 million in share repurchases (0.3 million shares) with trade dates prior to the third quarter end but cash settlement dates subsequent to the third quarter end.

As of September 9, 2006, we have approximately $100 million available for future repurchases (includes the impact of shares repurchased but not yet cash settled as described above) under our March 2006 share repurchase program. On September 14, 2006, our Board of Directors authorized an additional share repurchase program allowing us to repurchase, through September 2007, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. Based on market conditions and other factors, repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

Comprehensive income was as follows:

	Quarter		Year to date
	9/09/06	9/03/05	9/09/06	9/03/05
Net income	$230	$205	$592	$536
Foreign currency translation adjustment arising during the period	8	(7)	31	(16)
Changes in fair value of derivatives, net of tax	(1)	—	9	1
Reclassification of derivative (gains) losses to net income, net of tax	2	—	(4)	(1)
Total comprehensive income	$239	$198	$628	$520

5.   New Accounting Pronouncements Not Yet Recognized

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109,

“Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We have not yet determined the impact of the recognition and measurement requirements of FIN 48 on our existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company. We are currently reviewing the provisions of SFAS 157 to determine the impact for the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 amends SFAS 87, “Employers’ Accounting for Pensions” (“SFAS 87”), SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” (“SFAS 88”), SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) and SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

Effective for fiscal years ending after December 15, 2006, SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of initial adjustment shall be recorded as an adjustment of the ending balance of other comprehensive income. Subsequent changes in funded status shall also be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS 87, SFAS 88 or SFAS 106. As further described in Note 9, we have pension and postretirement benefit plans that will be subject to the provisions of SFAS 158. At this time we cannot yet determine what the funded status of these plans will be at December 30, 2006, the end of our fiscal year. However, we do not anticipate that any adjustment to our Consolidated Balance Sheet would significantly impact our financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our financial statements.

6.   Facility Actions

Refranchising (gain) loss, store closure costs (income) and store impairment charges by reportable segment are as follows:

	Quarter ended September 9, 2006
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$6	$(2)	$—	$4

Store closure costs (income)(b)	$(3)	$—	$(1)	$(4)
Store impairment charges	3	1	1	5
Closure and impairment expenses	$—	$1	$—	$1

	Quarter ended September 3, 2005
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$(10)	$—	$—	$(10)

Store closure costs (income)	$4	$1	$—	$5
Store impairment charges(c)	9	3	—	12
Closure and impairment expenses	$13	$4	$—	$17

	Year to date ended September 9, 2006
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$(4)	$(3)	$—	$(7)

Store closure costs (income)(b)	$(1)	$1	$(1)	$(1)
Store impairment charges	16	7	3	26
Closure and impairment expenses	$15	$8	$2	$25

	Year to date ended September 3, 2005
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$(22)	$1	$—	$(21)

Store closure costs (income)	$3	$1	$—	$4
Store impairment charges	32	5	2	39
Closure and impairment expenses	$35	$6	$2	$43

(a) Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)

The income in store closures is primarily the result of gains from the sale of properties on which we formerly operated restaurants or adjustments to previously recorded lease reserves as a result of changes in settlement and/or sublease estimates.

(c)	Store impairment charges in the quarter ended September 3, 2005 in the U.S. segment primarily resulted from decisions to close certain KFC and LJS restaurants.

7.   Other (Income) Expense

	Quarter		Year to date
	9/09/06	9/03/05	9/09/06	9/03/05
Gain upon sale of investment in unconsolidated affiliate (a)	$(2)	$—	$(2)	$(17)
Recovery from supplier (b)	—	(12)	—	(12)
Equity income from investments in unconsolidated affiliates	(16)	(16)	(37)	(39)
Contract termination charge (c)	—	—	8	—
Foreign exchange (gain) loss and other	1	1	(2)	2
Other (income) expense	$(17)	$(27)	$(33)	$(66)

Dividends received from unconsolidated affiliates were approximately $26 million and $21 million for the years to date ended September 9, 2006 and September 3, 2005, respectively.

(a)

Reflects gains related to the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity. In the fourth quarter of 2005, we recorded a $6 million reduction to correct the gain previously recorded in 2005 associated with this transaction.

(b)

Relates to a financial recovery from a supplier ingredient issue in mainland China totaling $14 million for the quarter ended September 9, 2005, $2 million of which was recognized through equity income from investments in unconsolidated affiliates. Our KFC business in mainland China was negatively impacted by the interruption of product offerings and negative publicity associated with a supplier ingredient issue experienced in late March 2005. During the year ended December 31, 2005, we entered into agreements with the supplier for a partial recovery of our losses. In the fourth quarter of 2005, we recorded an additional $10 million settlement from the same supplier.

(c)	Reflects an $8 million charge associated with the termination of a beverage agreement in the United States segment during the quarter ended March 25, 2006.

8.   Reportable Operating Segments

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter		Year to date
Revenues	9/09/06	9/03/05	9/09/06	9/03/05
United States	$1,300	$1,393	$3,969	$4,113
International Division	518	490	1,476	1,466
China Division (a)	460	360	1,100	871
	$2,278	$2,243	$6,545	$6,450

	Quarter		Year to date
Operating Profit	9/09/06	9/03/05	9/09/06	9/03/05
United States	$183	$183	$565	$525
International Division	105	86	288	264
China Division (b)	105	83	220	160
Unallocated and corporate expenses	(47)	(55)	(151)	(167)
Unallocated other income (expense) (c)	2	(1)	4	15
Unallocated refranchising gain (loss) (d)	(4)	10	7	21
Wrench litigation income (expense) (e)	—	2	—	2
AmeriServe and other charges (credits)	—	—	—	—
Operating profit	344	308	933	820
Interest expense, net	(34)	(28)	(105)	(86)
Income before income taxes	$310	$280	$828	$734

(a)

Includes revenues of approximately $397 million and $294 million in mainland China for the quarters ended September 9, 2006 and September 3, 2005, respectively. Includes revenues of approximately $933 million and $693 million in mainland China for the years to date ended September 9, 2006 and September 3, 2005, respectively.

(b)

Includes approximately $14 million of operating profit in the quarter and year to date ended September 3, 2005 related to an agreement with a supplier in mainland China for a partial recovery of our losses.

(c)

Includes a gain of approximately $17 million related to the sale of our fifty percent interest in our former unconsolidated affiliate in Poland and the Czech Republic in the year to date ended September 3, 2005.

(d)	Unallocated refranchising gain (loss) is not allocated to the U.S., International Division or China Division segments for performance reporting purposes.

(e)

Income of $2 million was recorded in the quarter ended September 3, 2005 from a settlement with an insurance carrier related to the legal judgment against Taco Bell Corp. on June 4, 2003, in Wrench versus Taco Bell Corp.

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

The components of net periodic benefit cost for our defined benefit pension plans covering U.S. employees and our postretirement plan are as follows:

	Pension Benefits		Other Postretirement Benefits
	Quarter		Quarter
	9/09/06	9/03/05	9/09/06	9/03/05
Service cost	$8	$8	$—	$1
Interest cost	11	9	1	1
Expected return on plan assets	(11)	(10)	—	—
Amortization of prior service cost	—	1	—	—
Recognized actuarial loss	7	5	—	—
Net periodic benefit cost	$15	$13	$1	$2

	Pension Benefits		Other Postretirement Benefits
	Year to date		Year to date
	9/09/06	9/03/05	9/09/06	9/03/05
Service cost	$24	$23	$1	$2
Interest cost	32	29	3	3
Expected return on plan assets	(33)	(31)	—	—
Amortization of prior service cost	2	3	—	—
Recognized actuarial loss	21	15	—	1
Net periodic benefit cost	$46	$39	$4	$6

As disclosed in our 2005 Form 10-K, based on current funding rules, we are not required to make contributions to the Plan in 2006. However, in the quarter ended September 9, 2006, we elected to make a discretionary contribution to the Plan in the amount of $23 million. No further contributions are expected to the Plan in 2006. In the quarter ended June 17, 2006 we made a contribution of approximately $18 million to one of our International plans.

10.   Debt

In April 2006, we issued $300 million aggregate principal amount of 6.25% Senior Unsecured Notes due April 15, 2016 (the “Notes”). The Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. We used $200 million of the proceeds from these Notes to repay our 8.5% Senior Unsecured Notes that matured in April 2006 and the remainder for general corporate purposes.

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

In July 2006, we executed a $165 million short-term credit facility (the “International Term Facility” or “ITF”) on behalf of the International Division which is due in the first quarter of 2007. We used the proceeds from the facility for general corporate purposes. There were borrowings of $164 million and available credit of $1 million outstanding at September 9, 2006. The interest rate for borrowings under the ITF is 0.35% over the London Interbank Offered Rate (“LIBOR”). The ITF is unconditionally guaranteed by YUM and contains covenants substantially identical to those of our $1.0 billion senior unsecured Revolving Credit Facility. We were in compliance with all debt covenants at September 9, 2006.

During July 2006, we also executed an $80 million short-term facility agreement (the “Term Loan”) on behalf of the International Division. There were zero borrowings outstanding at September 9, 2006.

The fair values of our interest rate swaps with notional amounts of $850 million changed from a liability position of $5 million at December 31, 2005 to a liability position of $20 million at September 9, 2006 due to increases in interest rates.

11.   Acquisitions

Rostik’s Acquisition

On March 24, 2006, we finalized an agreement with Rostik’s Restaurant Ltd. (“RRL”), a franchisor and operator of a chicken chain in Russia known as Rostik’s, under which we acquired the Rostik’s brand and associated intellectual property for $15 million ($10 million of which has been paid as of September 9, 2006). We will provide financial support, including loans and guarantees, up to $30 million to support future development by RRL in Russia. This agreement also includes a put/call option that may be exercised, subject to certain conditions, between the fifth and seventh year whereby ownership of then existing restaurants would be transferred to YRI.

The co-branding as Rostik’s/KFC of the 94 Rostik’s units and the 18 KFC franchise restaurants in Russia that existed at the purchase date is underway. At the end of this quarter, 19 Rostik’s units have been co-branded with 75 units to be completed.

United Kingdom Pizza Hut Acquisition

On September 12, 2006, we completed the acquisition of the remaining fifty percent ownership interest of our Pizza Hut United Kingdom (“U.K.”) unconsolidated affiliate from our partner, for $184 million in cash plus the assumption of $25 million in certain debt and liabilities, excluding capital lease obligations. We financed the purchase with additional debt under our November 2005, $350 million, five-year revolving credit facility. This unconsolidated affiliate owned over 500 restaurants in the U.K.

12.   Guarantees, Commitments and Contingencies

Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2031. As of September 9, 2006 and December 31, 2005, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $388 million and $374 million, respectively. The present value of these potential payments discounted at our pre-tax cost of debt at September 9, 2006 was $308 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our probable exposure under such leases at September 9, 2006 and December 31, 2005 was not material.

We had provided approximately $16 million of partial guarantees of two franchisee loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at September 9, 2006 and December 31, 2005. In support of these guarantees, we posted letters of credit of $4 million. We also provide a standby letter of credit of $18 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $75 million and $77 million at September 9, 2006 and December 31, 2005, respectively. Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to refranchising (gain) loss.

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

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive, at the higher of target or actual for the preceding year, a proportionate bonus at the higher of target or actual performance earned through the date of termination, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of September 9, 2006, payments of approximately $38 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

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

In November 2005, the parties agreed to a settlement. The Court granted preliminary approval of the settlement on June 28, 2006. Final approval of the settlement was granted on October 5, 2006 with payment anticipated to occur in the fourth quarter of 2006. We have provided for the settlement amount in our Consolidated Financial Statements.

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

LJS believed that Johnson’s claims, as well as the claims of all other similarly situated parties, should be resolved in individual arbitrations pursuant to LJS’s Dispute Resolution Program (“DRP”), and that a collective action to resolve these claims in court was clearly inappropriate under the current state of the law. Accordingly,

LJS moved to compel arbitration in the Johnson case. LJS and Johnson also agreed to stay the action effective December 17, 2001, pending mediation, and entered into a tolling agreement for that purpose. After mediation did not resolve the case, and after limited discovery and a hearing, the Court determined on June 7, 2004, that Johnson’s individual claims should be referred to arbitration. Johnson appealed, and the decision of the District Court was affirmed in all respects by the United States Court of Appeals for the Sixth Circuit on July 5, 2005.

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

LJS believes that the DRP provides for individual arbitrations. LJS also believes that if the Cole Arbitration must proceed on a class basis, (i) the proceedings should be governed by the opt-in collective action structure of the FLSA, and (ii) a class should not be certified under the applicable provisions of the FLSA. LJS also believes that each individual should not be able to recover for more than two years (and a maximum three years) prior to the date they file a consent to join the arbitration. We have provided for the estimated costs of the Cole Arbitration, based on a projection of eligible claims, the amount of each eligible claim, the estimated legal fees incurred by the claimants and the results of settlement negotiations in this and other wage and hour litigation matters. But in view of the novelties of proceeding under the AAA Class Rules and the inherent uncertainties of litigation, there can be no assurance that the outcome of the arbitration will not result in losses in excess of those currently provided for in our Consolidated Financial Statements.

On September 2, 2005, a collective action lawsuit against the Company and KFC Corporation, originally styled Parler v. Yum Brands, Inc., d/b/a KFC, and KFC Corporation, was filed in the United States District Court for the District of Minnesota. Plaintiff alleges that he and other current and former KFC Assistant Unit Managers (“AUMs”) were improperly classified as exempt employees under the FLSA. Plaintiff seeks overtime wages and liquidated damages. On January 17, 2006, the District Court dismissed the claims against the Company with prejudice, leaving KFC Corporation as the sole defendant. Notice was mailed to current and former AUMs advising them of the litigation and providing an opportunity to join the case if they choose to do so. Plaintiff amended the complaint on September 8, 2006, to add related state law claims on behalf of a putative class of KFC AUMs employed in Illinois, Minnesota, Nevada, New Jersey, New York, Ohio, and Pennsylvania.

We believe that KFC has properly classified its AUMs as exempt under the FLSA and applicable state law, and accordingly intend to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

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

Taco Bell has denied liability and intends to vigorously defend against all claims in this lawsuit. Although this lawsuit is at a relatively early stage in the proceedings, it is likely that certain of the California Restaurants will be determined to be not fully compliant with accessibility laws, and Taco Bell has begun to take certain steps to make those restaurants compliant. However, at this time, it is not possible to estimate with reasonable certainty the potential costs to bring non-compliant California Restaurants into compliance with applicable state and federal disability access laws. Nor is it possible at this time to reasonably estimate the probability or amount of liability for monetary damages on a class wide basis to Taco Bell.

On August 4, 2006, a putative class action lawsuit against Taco Bell Corp. styled Rajeev Chhibber vs. Taco Bell Corp. was filed in Orange County Superior Court. On August 7, 2006, another putative class action lawsuit styled Marina Puchalski v. Taco Bell Corp. was filed in San Diego County Superior Court. Both lawsuits were filed by a Taco Bell RGM purporting to represent all current and former RGMs who worked at corporate-owned restaurants in California from August 2002 to the present. The lawsuits allege violations of California’s wage and hour laws involving unpaid overtime and meal and rest period violations and seek unspecified amounts in damages and penalties. As of September 7, 2006, the Orange County case was voluntarily dismissed by the plaintiff and both cases have been consolidated in San Diego County.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

Obligations to PepsiCo, Inc. After Spin-off

In connection with our October 6, 1997 spin-off from PepsiCo, Inc. (“PepsiCo”) (the “Spin-off”), we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

Under the terms of these agreements, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of September 9, 2006, PepsiCo remains liable for approximately $24 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common tax audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through September 9, 2006, there have not been any determinations made by PepsiCo where we would have reached a different determination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively “the Concepts”) and is the world’s largest quick service restaurant (“QSR”) company based on the number of system units. YUM is the second largest QSR company outside the U.S. with 14,222 units.

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

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact 2006 Comparisons with 2005

The following factors impacted comparability of operating performance for the quarter and/or year to date ended September 9, 2006 or could impact comparisons for the remainder of 2006. Certain of these factors were previously discussed in our 2005 Form 10-K.

Mainland China Issues

Our KFC business in mainland China was negatively impacted by the interruption of product offerings and negative publicity associated with a supplier ingredient issue experienced in late March 2005 as well as consumer concerns related to Avian Flu in the fourth quarter of 2005. As a result of the aforementioned issues, the China Division experienced system sales growth in the full year 2005 of 11% excluding foreign currency translation which was below our ongoing target of at least 22%. For the quarter and year to date ended September 9, 2006, we achieved China Division growth rates of 25% and 23%, respectively, for system sales and 25% and 24%, respectively, for Company sales, both excluding foreign currency translation. Given these positive trends, we believe KFC sales in mainland China have rebounded from the negative impact of the supplier ingredient issue and Avian Flu. During 2005 we entered into agreements with the supplier of the aforementioned ingredient. As a result, we recognized recoveries in other income of $14 million in the quarter ended September 3, 2005 and $10 million in the quarter ended December 31, 2005.

United States Commodity Costs

Restaurant profits in the United States were positively impacted by a decline in commodity costs (principally meats and cheese) in the quarter and year to date ended September 9, 2006 versus the quarter and year to date ended September 3, 2005. Commodity costs declined by approximately $10 million and $35 million in the quarter and year to date ended September 9, 2006, respectively. We do not expect commodity costs in the fourth quarter of 2006 to be significantly different than commodity costs were in the fourth quarter of 2005.

Beverage Agreement Contract Termination

During the first quarter of 2006, we entered into an agreement with a beverage supplier to certain of our Concepts to terminate a long-term supply contract. As a result of the cash payment we made to the supplier in connection with this termination, we recorded a charge of $8 million in the quarter ended March 25, 2006. We anticipate entering into an agreement with an alternative beverage supplier for these Concepts in the near future that will provide for more favorable beverage pricing than the agreement being terminated. The contract termination charge we recorded in the quarter ended March 25, 2006 will largely be offset by more favorable beverage pricing for our Concepts such that the net impact on 2006 net income will not be significant. We expect to continue to benefit from the more favorable pricing in 2007 and beyond.

United Kingdom Pizza Hut Acquisition

On September 12, 2006, we completed the acquisition of the remaining fifty percent ownership interest of our Pizza Hut United Kingdom (“U.K.”) unconsolidated affiliate from our partner. This unconsolidated affiliate owned over 500 restaurants in the U.K. Over the next several years, we expect to substantially reduce our company ownership of the restaurants acquired through refranchising to new and existing franchisees.

Prior to the acquisition, we accounted for our fifty percent ownership interest using the equity method of accounting. Thus, we reported our fifty percent share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Consolidated Statements of Income. We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate. Subsequent to the acquisition, we will report Company sales and the associated restaurant costs, general and administrative expense, interest expense and income taxes associated with the restaurants previously owned by the unconsolidated affiliate in the appropriate line items of our Consolidated Statements of Income. Such restaurants had sales of approximately $450 million in the first three quarters of 2006. We will no longer record franchise fee income for these restaurants.

The impact of this acquisition on operating profit in the fourth quarter of 2006 is expected to be minimal.

Pension Plan Funded Status

Certain of our employees are covered under noncontributory defined benefit pension plans. The most significant of these plans (“the Plans”) were amended in 2001 such that salaried employees hired or rehired after September 30, 2001 are not eligible to participate. As disclosed in our 2005 Form 10-K, as of our September 30, 2005 measurement date the Plans had a projected benefit obligation (“PBO”) of $815 million and a fair value of plan assets of $610 million. We currently estimate that the expected increase in PBO due to current year’s benefits earned by covered employees and interest on benefits previously earned will exceed the increases to plan assets as a result of stock market gains and the $33 million in pension plan contributions we made during the plan year (October 1, 2005 through September 30, 2006) by about $40 million.

Any remaining change in the Plans’ funded status at September 30, 2006 versus September 30, 2005 will primarily be the result of any change in the discount rate we use to measure our PBO. Due to the relatively long time frame over which benefits are expected to be paid, our PBO is highly sensitive to changes in discount rates. A 10 basis point increase in the discount rate from the 5.75% used at September 30, 2005 would decrease our PBO at September 30, 2006, holding all other variables and assumptions constant, by approximately $15 million. While we have not yet determined the discount rate we will use to measure our PBO as of our September 30, 2006 measurement date, we believe that it will increase. The resulting decrease in our PBO is expected to largely offset the impact on our funded status described in the previous paragraph.

We do not believe the underfunded status of our pension plans will materially affect our results of operations, financial position or cash flows and have incorporated the estimated future impact into our financial projections and plans.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where their expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of key U.S. and international markets. In the U.S., we are in the process of increasing franchise ownership of restaurants from 75% currently to 80%. This two-year plan calls for selling approximately 1,000 Company restaurants to franchisees in 2006 and 2007. Through September 9, 2006, 191 company restaurants in the U.S. have been sold to franchisees as part of this plan. Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.

The following table summarizes our worldwide refranchising activities:

	Quarter		Year to date
	9/09/06	9/03/05	9/09/06	9/03/05
Number of units refranchised	157	64	289	205
Refranchising proceeds, pre-tax	$48	$38	$96	$79
Refranchising (gain) loss, pre-tax	$4	$(10)	$(7)	$(21)

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

The following table summarizes worldwide Company store closure activities:

	Quarter		Year to date
	9/09/06	9/03/05	9/09/06	9/03/05
Number of units closed	47	80	122	167
Store closure costs (income)	$(4)	$5	$(1)	$4

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2005 and were no longer operated by us as of September 9, 2006. The amounts do not include results from new restaurants that we opened in connection with a relocation of an existing unit or any incremental impact upon consolidation of two or more of our existing units into a single unit.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

	Quarter ended 9/09/06
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(89)	$(30)	$(6)	$(125)
Increased franchise fees	3	3	—	6
Decrease in total revenues	$(86)	$(27)	$(6)	$(119)
	Year to date ended 9/09/06
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(258)	$(88)	$(13)	$(359)
Increased franchise fees	9	4	—	13
Decrease in total revenues	$(249)	$(84)	$(13)	$(346)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	Quarter ended 9/09/06
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(9)	$(1)	$—	$(10)
Increased franchise fees	3	3	—	6
Decreased general and administrative expenses	1	—	—	1
Increase (decrease) in operating profit	$(5)	$2	$—	$(3)

	Year to date ended 9/09/06
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(27)	$(3)	$—	$(30)
Increased franchise fees	9	4	—	13
Decreased general and administrative expenses	1	—	—	1
Increase (decrease) in operating profit	$(17)	$1	$—	$(16)

Results of Operations

	Quarter				Year to date
	9/09/06	9/03/05	% B/(W)		9/09/06	9/03/05	% B/(W)
Company sales	$1,989	$1,975	1		$5,720	$5,687	1
Franchise and license fees	289	268	8		825	763	8
Revenues	$2,278	$2,243	2		$6,545	$6,450	1
Company restaurant profit	$321	$294	9		$906	$819	11

% of Company sales	16.1%	14.8%	1.3	ppts.	15.8%	14.4%	1.4	ppts.
Operating profit	344	308	11		933	820	14
Interest expense, net	34	28	(17)		105	86	(21)
Income tax provision	80	75	(7)		236	198	(19)
Net income	$230	$205	12		$592	$536	10

Diluted earnings per share (a)	$0.83	$0.69	20		$2.10	$1.78	18

(a)	See Note 3 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	7,587	1,648	22,666	31,901
New Builds	215	78	550	843
Acquisitions	10	1	(11)	—
Refranchising	(289)	—	291	2
Closures	(122)	(28)	(412)	(562)
Other	3	(3)	(38)	(38)
End of quarter	7,404	1,696	23,046	32,146
% of Total	23%	5%	72%	100%

The above totals exclude 2,128 and 2,376 licensed units at September 9, 2006 and December 31, 2005, respectively. The worldwide total excludes 75 units from the acquisition of the Rostik’s brand (see Note 11). These units will be presented as franchisee new builds as the co-branding into Rostik’s/KFC restaurants occurs.

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	4,686	—	13,605	18,291
New Builds	39	—	139	178
Acquisitions	—	—	—	—
Refranchising	(191)	—	193	2
Closures	(79)	—	(251)	(330)
Other	3	—	(24)	(21)
End of quarter	4,458	—	13,662	18,120
% of Total	25%	—	75%	100%

The above totals exclude 1,932 and 2,181 licensed units at September 9, 2006 and December 31, 2005, respectively.

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	1,375	1,096	8,848	11,319
New Builds	25	23	404	452
Acquisitions	9	1	(10)	—
Refranchising	(97)	—	97	—
Closures	(23)	(22)	(159)	(204)
Other	—	(3)	(13)	(16)
End of quarter	1,289	1,095	9,167	11,551
% of Total	11%	10%	79%	100%

The above totals exclude 196 and 195 licensed units at September 9, 2006 and December 31, 2005, respectively. The International Division total excludes 75 units from the acquisition of the Rostik’s brand. These units will be presented as franchisee new builds as the co-branding into Rostik’s/KFC restaurants occurs.

China Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	1,526	552	213	2,291
New Builds	151	55	7	213
Acquisitions	1	—	(1)	—
Refranchising	(1)	—	1	—
Closures	(20)	(6)	(2)	(28)
Other	—	—	(1)	(1)
End of quarter	1,657	601	217	2,475
% of Total	67%	24%	9%	100%

There are no licensed units in the China Division.

Multibrand restaurants are included in the totals above. Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count. Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count. Franchise unit counts below include both franchisee and unconsolidated affiliate multibrand units. Following are multibrand restaurant totals at September 9, 2006 and December 31, 2005:

9/09/06	Company	Franchise	Total
United States	1,758	1,519	3,277
International Division	15	186	201
Worldwide	1,773	1,705	3,478

12/31/05	Company	Franchise	Total
United States	1,696	1,400	3,096
International Division	17	176	193
Worldwide	1,713	1,576	3,289

For the year to date ended September 9, 2006, Company and franchise multibrand unit gross additions were 123 and 115, respectively. There are no multibrand units in the China Division.

System Sales Growth

Quarter	Increase/(Decrease)		Increase excluding currency translation
	9/09/06	9/03/05	9/09/06	9/03/05
United States	(1)%	4%	N/A	N/A
International Division	10%	7%	9%	4%
China Division	28%	18%	25%	17%
Worldwide	5%	6%	4%	5%

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

The decrease in U.S. system sales was driven by store closures and same store sales declines, partially offset by new unit development.

Year to date	Increase		Increase excluding currency translation
	9/09/06	9/03/05	9/09/06	9/03/05
United States	2%	4%	N/A	N/A
International Division	6%	10%	7%	6%
China Division	26%	17%	23%	16%
Worldwide	5%	7%	5%	5%

The increases in Worldwide, U.S., International Division and China Division system sales were all driven by new unit development and same store sales growth, partially offset by store closures.

Revenues

Quarter	Amount		% Increase/(Decrease)	% Increase/(Decrease) excluding currency translation
	9/09/06	9/03/05
Company sales
United States	$1,145	$1,239	(8)	N/A
International Division	399	387	3	1
China Division	445	349	28	25
Worldwide	1,989	1,975	1	—

Franchise and license fees
United States	155	154	1	N/A
International Division	119	103	15	13
China Division	15	11	27	23
Worldwide	289	268	8	7

Total revenues
United States	1,300	1,393	(7)	N/A
International Division	518	490	6	4
China Division	460	360	28	25
Worldwide	$2,278	$2,243	2	1

The increase in Worldwide Company sales was driven by new unit development partially offset by refranchising and store closures.

The increase in Worldwide franchise and license fees was driven by new unit development, refranchising and same store sales growth, partially offset by store closures.

The decrease in U.S. Company sales was driven by refranchising, same store sales declines and store closures, partially offset by new unit development.

U.S. same store sales include only Company restaurants that have been open one year or more. U.S. blended same store sales include KFC, Pizza Hut and Taco Bell Company-owned restaurants only. U.S. same store sales for Long John Silver’s and A&W restaurants are not included. Following are the same store sales results by brand:

	Quarter ended 9/09/06
	Same Store Sales	Transactions	Average Guest Check
KFC	—%	(4)%	4%
Pizza Hut	(5)%	(6)%	1%
Taco Bell	(2)%	(5)%	3%

U.S. blended Company same store sales decreased 2% due to a decline in transactions, partially offset by an increase in average guest check.

The increase in U.S. franchise and license fees was driven by new unit development and refranchising, partially offset by store closures and same store sales declines.

The increase in International Division Company sales was driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

The increase in International Division franchise and license fees was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

The increases in China Division Company sales and franchise and license fees were driven by new unit development and same store sales growth.

Year to date	Amount		% Increase/(Decrease)	% Increase/(Decrease) excluding currency translation
	9/09/06	9/03/05
Company sales
United States	$3,515	$3,678	(4)	N/A
International Division	1,139	1,165	(2)	(2)
China Division	1,066	844	26	24
Worldwide	5,720	5,687	1	—

Franchise and license fees
United States	454	435	4	N/A
International Division	337	301	12	13
China Division	34	27	24	20
Worldwide	825	763	8	8

Total revenues
United States	3,969	4,113	(4)	N/A
International Division	1,476	1,466	1	1
China Division	1,100	871	26	23
Worldwide	$6,545	$6,450	1	1

The increase in Worldwide Company sales was driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

The increase in Worldwide franchise and license fees was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

The decrease in U.S. Company sales was driven by refranchising and store closures, partially offset by new unit development.

Following are the same store sales results by brand:

	Year to date ended 9/09/06
	Same Store Sales		Transactions		Average Guest Check
KFC	2%		(2	) %	4%
Pizza Hut	(4	) %	(8	) %	4%
Taco Bell	4%		1%		3%

U.S. blended Company same store sales were flat as an increase in average guest check was offset by a decrease in transactions.

The increase in U.S. franchise and license fees was driven by new unit development, same store sales growth (primarily Taco Bell) and refranchising, partially offset by store closures.

The decrease in International Division Company sales was driven by refranchising and store closures, partially offset by new unit development and same store sales growth.

The increase in International Division franchise and license fees was driven by new unit development, same store sales growth, royalty rate changes and refranchising, partially offset by store closures.

The increases in China Division Company sales and franchise and license fees were driven by new unit development and same store sales growth.

Company Restaurant Margin

Quarter ended 9/09/06	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	27.8	33.0	35.0	30.5
Payroll and employee benefits	30.2	23.8	11.4	24.7
Occupancy and other operating expenses	27.9	29.8	29.9	28.7
Company restaurant margin	14.1%	13.4%	23.7%	16.1%

Quarter ended 9/03/05	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.6	33.1	35.4	31.3
Payroll and employee benefits	29.7	23.8	12.0	25.5
Occupancy and other operating expenses	26.8	30.5	32.0	28.4
Company restaurant margin	13.9%	12.6%	20.6%	14.8%

The increase in U.S. restaurant margin as a percentage of sales was driven by lower commodity costs (primarily meats and cheese) and the favorable impact of lower casualty insurance expense driven by the improved loss trends on our insurance reserves and lower property related losses (including the lapping of the unfavorable impact of Hurricane Katrina). These increases were partially offset by higher occupancy and other costs (primarily higher utility costs) and higher labor costs, primarily driven by wage rates and benefits.

The increase in International Division restaurant margin as a percentage of sales was driven by the impact of same store sales growth on restaurant margin and the favorable impact on restaurant margins of closing and refranchising certain restaurants. These increases were partially offset by higher labor costs and higher food and paper costs.

The increase in China Division restaurant margin as a percentage of sales was driven by the impact of same store sales growth on restaurant margin. The increase was partially offset by the lower margins associated with new units during the initial periods of operations.

Year to date ended 9/09/06	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.2	33.2	35.4	30.5
Payroll and employee benefits	30.0	24.0	12.5	25.6
Occupancy and other operating expenses	26.7	30.0	30.5	28.1
Company restaurant margin	15.1%	12.8%	21.6%	15.8%

Year to date ended 9/03/05	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.0	33.0	36.0	31.5
Payroll and employee benefits	30.1	24.0	12.9	26.3
Occupancy and other operating expenses	26.1	30.2	32.0	27.8
Company restaurant margin	13.8%	12.8%	19.1%	14.4%

The increase in U.S. restaurant margin as a percentage of sales was driven by lower commodity costs (primarily meats and cheese), the impact of same store sales on margin (due to higher average guest check) and the favorable impact of lower casualty insurance expense driven by improved loss trends on our insurance reserves and lower property related losses. These increases were partially offset by higher occupancy and other costs (primarily higher utility costs) and higher labor costs, primarily driven by wages and benefits.

International Division restaurant margin as a percentage of sales was flat. Restaurant margin increased as a result of the impact of same store sales on restaurant margin and the favorable impact on restaurant margin of refranchising and closing certain restaurants. These increases were offset by higher food and paper costs, higher labor costs and the impact of lower margins associated with new units during the initial periods of operations.

The increase in China Division restaurant margin as a percentage of sales was driven by the impact of same store sales growth on restaurant margin. The increase was partially offset by the lower margins associated with new units during the initial periods of operations.

Worldwide General and Administrative Expenses

General and administrative expenses increased $7 million or 3% in the quarter and $5 million or 1% year to date. The increase in general and administrative expenses in the quarter and year to date was driven by higher compensation related costs, including amounts associated with investments in strategic initiatives in China and other international growth markets. Such increases were offset by the lapping of the unfavorable impact of higher prior year litigation related costs.

Worldwide Other (Income) Expense

	Quarter		Year to date
	9/09/06	9/03/05	9/09/06	9/03/05
Gain upon sale of investment in unconsolidated affiliate (a)	$(2)	$—	$(2)	$(17)
Recovery from supplier (b)	—	(12)	—	(12)
Equity income from investments in unconsolidated affiliates	(16)	(16)	(37)	(39)
Contract termination charge (c)	—	—	8	—
Foreign exchange (gain) loss and other	1	1	(2)	2
Other (income) expense	$(17)	$(27)	$(33)	$(66)

(a)

Reflects gains related to the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity. In the fourth quarter of 2005, we recorded a $6 million reduction to correct the gain previously recorded in 2005 associated with this transaction.

(b)

Relates to a financial recovery from a supplier ingredient issue in mainland China totaling $14 million for the quarter ended September 9, 2005, $2 million of which was recognized through equity income from investments in unconsolidated affiliates. Our KFC business in mainland China was negatively impacted by the interruption of product offerings and negative publicity associated with a supplier ingredient issue experienced in late March 2005. During the year ended December 31, 2005, we entered into agreements with the supplier for a partial recovery of our losses. In the fourth quarter of 2005, we recorded an additional $10 million settlement from the same supplier.

(c)	Reflects an $8 million charge associated with the termination of a beverage agreement in the United States segment during the quarter ended March 25, 2006.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 6 for a summary of closures and impairment expenses and refranchising (gain) loss by reportable operating segment.

Operating Profit

	Quarter				Year to date
	9/09/06	9/03/05	% B/(W)		9/09/06	9/03/05	% B/(W)
United States	$183	$183	1		$565	525	8
International Division	105	86	22		288	264	9
China Division	105	83	26		220	160	38
Unallocated and corporate expenses	(47)	(55)	17		(151)	(167)	10
Unallocated other income (expense)	2	(1)	NM		4	15	NM
Unallocated refranchising gain (loss)	(4)	10	NM		7	21	NM
Wrench litigation income (expense)	—	2	NM		—	2	NM
Operating profit	$344	$308	11		$933	$820	14

United States operating margin	14.2%	13.2%	1.0	ppts.	14.2%	12.8%	1.4	ppts.
International Division operating margin	20.2%	17.5%	2.7	ppts.	19.5%	18.0%	1.5	ppts.

Neither unallocated and corporate expenses, which comprise general and administrative expenses, or unallocated refranchising gain (loss), are allocated to the U.S., International Division or China Division segments for performance reporting purposes. The decrease in unallocated and corporate expenses in both the quarter and year to date was driven by the lapping of the unfavorable impact of higher prior year litigation related costs. Lower charitable contributions also contributed to the year to date decrease. Unallocated other income (expense) primarily reflects gains related to the 2005 sale of our fifty percent interest in an entity as discussed in the Worldwide Other (Income) Expense section.

The slight increase in U.S. operating profit for the quarter was driven by the impact of lower closure and impairment expenses and lower commodity costs. These increases were almost fully offset by higher restaurant operating costs, higher G&A expenses and the impact of same store sales declines on restaurant profit and franchise fees.

The increase in U.S. operating profit for the year to date was driven by the impact of same store sales on restaurant profit (due to higher average guest check) and franchise fees, lower commodity costs and the impact of lower closure and impairment expenses. These increases were partially offset by higher restaurant operating costs, the unfavorable impact of refranchising, higher G&A expenses and a charge associated with the termination of a beverage agreement in the quarter ended March 25, 2006.

Excluding the favorable impact from foreign currency translation, International Division operating profit increased 20% in the third quarter. The increase was driven by the impact of same store sales growth on restaurant profit and franchise and license fees and new unit development, partially offset by higher restaurant operating costs.

Excluding the unfavorable impact from foreign currency translation, International Division operating profit increased 10% year to date. The increase was driven by the impact of new unit development and same store sales growth on restaurant profit and franchise and license fees. These increases were partially offset by higher restaurant operating costs and lower equity income from unconsolidated affiliates.

Excluding the favorable impact from foreign currency translation, China Division operating profit increased 23% in the third quarter and 34% year to date. The increases were driven by the impact of same store sales growth on restaurant profit and new unit development, partially offset in the quarter by lapping the impact of a prior year financial recovery from a supplier.

Interest Expense, Net

	Quarter			Year to date
	9/09/06	9/03/05	% B/(W)	9/09/06	9/03/05	% B/(W)
Interest expense	$40	$34	(15)	$116	$100	(15)
Interest income	(6)	(6)	6	(11)	(14)	(22)
Interest expense, net	$34	$28	(17)	$105	$86	(21)

Interest expense increased $6 million or 15% in the quarter and $16 million or 15% year to date. The increases were driven by both an increase in interest rates on the variable rate portion of our debt and increased International borrowings as compared to prior year.

Income Taxes

	Quarter		Year to date
	9/09/06	9/03/05	9/09/06	9/03/05
Income taxes	$80	$75	$236	$198
Effective tax rate	25.8%	26.8%	28.5%	27.0%

Our effective tax rate for the quarter decreased primarily due to the recognition of benefit resulting from the reconciliation of previously recorded tax expense to amounts reflected on our tax returns.

Our year to date effective tax rate increased due to the lapping of prior year items that on a net basis benefited our prior year tax rate. In the year to date ended September 3, 2005 our tax rate benefited from the reversal of certain tax reserves associated with audits that were settled. This prior year benefit was partially offset by the negative impact of tax provided on foreign earnings we repatriated in 2005. The impact of lapping prior year net tax benefits was partially offset by the current year recognition of benefit resulting from the reconciliation of previously recorded tax expense to amounts reflected on our tax returns.

Our effective tax rates for the quarters and years to date in 2006 and 2005 benefited from the recognition of certain foreign tax credits that was driven by events that are not recurring in nature.

Consolidated Cash Flows

Net cash provided by operating activities was $1,007 million compared to $995 million in 2005. The increase was driven by higher net income in the current year. This increase was offset by higher income tax payments and the pension contributions made in 2006.

Net cash used in investing activities was $300 million versus $270 million in 2005. The increase was driven by the impact of the timing of purchases and sales of short-term investments, the lapping of proceeds related to the 2005 sale of our fifty percent interest in our former unconsolidated affiliate in Poland and the current year acquisition of the Rostiks brand in Russia. These factors were partially offset by lower capital spending in the current year and an increase in proceeds received from refranchising.

Net cash used in financing activities was $597 million versus $554 million in 2005. The increase was driven by higher share repurchases and lower stock option exercises in 2006 compared to 2005, partially offset by an increase in net borrowings.

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

During the year to date ended September 9, 2006, we paid cash dividends of $104 million. Additionally, subsequent to the third quarter on September 14, 2006, our Board of Directors declared a cash dividend of $0.15 per share of Common Stock to be distributed on November 4, 2006 to shareholders of record at the close of business on October 13, 2006. The Company is targeting an annual payout ratio of 15% to 20% of net income.

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in September 2009. At September 9, 2006, our unused Credit Facility totaled $779 million, net of outstanding letters of credit of $221 million. There were no borrowings outstanding under the Credit Facility at September 9, 2006. We were in compliance with all debt covenants under this facility at September 9, 2006.

On November 8, 2005, we executed a $350 million, five-year revolving credit facility (the “International Credit Facility” or “ICF”) on behalf of three of our wholly owned international subsidiaries. There were borrowings of $164 million and available credit of $186 million outstanding under the ICF at September 9, 2006. We were in compliance with all debt covenants under the ICF at September 9, 2006.

In April 2006, we issued $300 million aggregate principal amount of 6.25% Senior Unsecured Notes due April 15, 2016. We used $200 million of the proceeds to repay our 8.5% Senior Unsecured Notes due in April 2006 and the remainder for general corporate purposes. At September 9, 2006 we had $1.6 billion in Senior Notes outstanding. See Note 10 for further details.

In July 2006, we executed a $165 million short-term credit facility (the “International Term Facility” or “ITF”) on behalf of the International Division which is due in the first quarter of 2007. We used the proceeds from the facility for general corporate purposes. There were borrowings of $164 million and available credit of $1 million outstanding at September 9, 2006. The interest rate for borrowings under the ITF is 0.35% over the London Interbank Offered Rate (“LIBOR”). The ITF is unconditionally guaranteed by YUM and contains covenants substantially identical to those of our $1.0 billion senior unsecured Revolving Credit Facility. We were in compliance with all debt covenants at September 9, 2006.

During July 2006, we also executed an $80 million short-term facility agreement (the “Term Loan”) on behalf of the International Division. There were zero borrowings outstanding at September 9, 2006.

We estimate that in 2006 capital spending will be approximately $625 million. We also estimate that in 2006 refranchising proceeds, prior to taxes, will total approximately $250 million, employee stock options proceeds, prior to taxes, will be approximately $150 million and proceeds from sales of property, plant and equipment will be in excess of $40 million.

At September 9, 2006, we had remaining capacity to repurchase up to approximately $100 million of our outstanding Common Stock (excluding applicable transaction fees) under the program authorized in March 2006. On September 14, 2006, our Board of Directors authorized an additional share repurchase program allowing us to repurchase, through September 2007, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 9, 2006 to the disclosures made in Item 7A of the Company’s 2005 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 9, 2006.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YUM! Brands, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of September 9, 2006, the related Condensed Consolidated Statements of Income for the twelve and thirty-six weeks ended September 9, 2006 and September 3, 2005, and the related Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 9, 2006 and September 3, 2005. These condensed consolidated financial statements are the responsibility of YUM’s management.

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

October 17, 2006

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 9, 2006 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 7
6/18/06 – 7/15/06	1,383,700	49.80	1,383,700	370,963,118

Period 8
7/16/06 – 8/12/06	3,706,300	46.28	3,706,300	199,453,330

Period 9
8/13/06 – 9/09/06	2,000,800	48.27	2,000,800	102,883,578

Total	7,090,800	47.52	7,090,800	102,883,578

In March 2006, our Board of Directors authorized a share repurchase program to repurchase, through March 2007, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended September 9, 2006, approximately 7.1 million shares were repurchased under this program.

On September 14, 2006, our Board of Directors authorized an additional share repurchase program allowing us to repurchase, through September 2007, up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. Shares to be purchased under this program are not included in the table above.

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

YUM! BRANDS, INC.
(Registrant)

Date: October 17, 2006	/s/ Ted F. Knopf
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 17, 2006	/s/ David C. Novak
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 17, 2006	/s/ Richard T. Carucci
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended September 9, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 17, 2006	/s/ David C. Novak
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

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended September 9, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Richard T. Carucci, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 17, 2006	/s/ Richard T. Carucci
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.