Form 10-K
period 2006-12-31
YUM BRANDS INC
filed 2007-02-28
CIK 1041061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 30, 2006

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

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act. Yes |X| No |_|

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act (Check one): Large accelerated filer: |X| Accelerated filer: |_| Non-accelerated filer: |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 17, 2006 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was $14,065,440,170. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

         The number of shares outstanding of the registrant’s Common Stock as of February 23, 2007 was 263,625,626 shares.

Documents Incorporated by Reference

         Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 17, 2007 are incorporated by reference into Part III.

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

Operating segment information for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 25 through 52 and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 53 through 101.

(c)	Narrative Description of Business

General

YUM is the world’s largest quick service restaurant (“QSR”) company based on number of system units, with more than 34,000 units in more than 100 countries and territories. Through the five concepts of KFC, Pizza Hut, Taco Bell, LJS, and A&W (the “Concepts”), the Company develops, operates, franchises and licenses a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items. In all five of its Concepts, the Company either operates units or they are operated by independent franchisees or licensees under the terms of franchise or license agreements. Franchisees can range in size from individuals owning just one unit to large publicly traded companies. In addition, the Company owns non-controlling interests in Unconsolidated Affiliates who operate similar to franchisees. As of year-end 2006, approximately 22 percent of YUM’s worldwide units were operated by the Company, approximately 68 percent by franchisees, approximately 6 percent by licensees and approximately 4 percent by Unconsolidated Affiliates.

At year-end 2006, we had more than 20,000 system units in the U.S. which generated revenues of $5.6 billion and operating profit of $763 million during 2006. As of year-end 2006, approximately 21 percent of U.S. units were operated by the Company, approximately 69 percent by franchisees and approximately 10 percent by licensees.

The International Division, based in Dallas, Texas, comprises more than 11,000 restaurants, primarily KFCs and Pizza Huts, operating in over 100 countries outside the U.S. In 2006, YRI achieved revenues of $2.3 billion and operating profit of $407 million. As of year-end 2006, approximately 15 percent of International Division units were operated by the Company, approximately 79 percent by franchisees, approximately 1 percent by licensees and approximately 5 percent by Unconsolidated Affiliates. In 2006, YRI opened more than 700 new restaurants for the seventh straight year.

The China Division, based in Shanghai, China, has been reported separately since the beginning of 2005. The China Division has more than 2,600 system restaurants, predominately KFCs. In 2006, the China Division achieved revenues of $1.6 billion and operating profit of $290 million. As of year-end 2006, approximately 67 percent of China Division units were operated by the Company, approximately 8 percent by franchisees and approximately 25 percent by Unconsolidated Affiliates. In 2006, the China Division opened nearly 400 new restaurants.

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

The franchise program of the Company is designed to assure consistency and quality, and the Company is selective in granting franchises. Under standard franchise agreements, franchisees supply capital – initially by paying a franchise fee to YUM, purchasing or leasing the land, building and equipment and purchasing signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business. Franchisees then contribute to the Company’s revenues through the payment of royalties based on a percentage of sales.

The Company believes that it is important to maintain strong and open relationships with its franchisees and their representatives. To this end, the Company invests a significant amount of time working with the franchisee community and their representative organizations on all aspects of the business, including new products, equipment and management techniques.

The Company and its franchisees also operate multibrand units, primarily in the U.S., where two or more of the Concepts are operated in a single unit. At year-end 2006, there were 3,636 multibranded units in the worldwide system, of which 3,433 were in the U.S. These units were comprised of 2,619 units offering food products from two of the Concepts (a “2n1”), 48 units offering food products from three of the Concepts (a “3n1”), and 946 units offering food products from Pizza Hut and WingStreet, a flavored chicken wings concept. YUM has developed 23 units offering food products from KFC and Wing Works, another flavored chicken wings concept developed by YUM.

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

•

As of year-end 2006, KFC was the leader in the U.S. chicken QSR segment among companies featuring chicken-on-the-bone as their primary product offering, with a 46 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment which is nearly four times that of its closest national competitor.

•

KFC operates in 102 countries and territories throughout the world. As of year-end 2006, KFC had 5,394 units in the U.S., and 8,864 units outside the U.S., including 1,822 units in Mainland China. Approximately 19 percent of the U.S. units and 24 percent of the non-U.S. units are operated by the Company.

•

Traditional KFC restaurants in the U.S. offer fried chicken-on-the-bone products, primarily marketed under the names Original Recipe and Extra Tasty Crispy. Other principal entree items include chicken sandwiches (including the Snacker and the Twister), KFC Famous Bowls, Colonel’s Crispy Strips, Wings, Popcorn Chicken and, seasonally, Chunky Chicken Pot Pies. KFC restaurants in the U.S. also offer a variety of side items, such as biscuits, mashed potatoes and gravy, coleslaw, corn, and potato wedges, as well as desserts. While many of these products are offered outside of the U.S., international menus are more focused on chicken sandwiches and Colonel’s Crispy Strips, and include side items that are suited to local preferences and tastes. Restaurant decor throughout the world is characterized by the image of the Colonel.

Pizza Hut

•

The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, and within a year, the first franchise unit was opened. Today, Pizza Hut is the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products. Pizza Hut is based in Dallas, Texas.

•	As of year-end 2006, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 15 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•

Pizza Hut operates in 92 countries and territories throughout the world. As of year-end 2006, Pizza Hut had 7,532 units in the U.S., and 5,153 units outside of the U.S. Approximately 19 percent of the U.S. units and 26 percent of the non-U.S. units are operated by the Company.

•

Pizza Hut features a variety of pizzas, which may include Pan Pizza, Thin ‘n Crispy, Hand Tossed, Sicilian, Stuffed Crust, Twisted Crust, Sicilian Lasagna Pizza, Cheesy Bites Pizza, The Big New Yorker, The Insider, The Chicago Dish and 4forALL. Each of these pizzas is offered with a variety of different toppings. In some restaurants, Pizza Hut also offers breadsticks, pasta, salads and sandwiches. Menu items outside of the U.S. are generally similar to those offered in the U.S., though pizza toppings are often suited to local preferences and tastes.

Taco Bell

•	The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold. Taco Bell is based in Irvine, California.

•	As of year-end 2006, Taco Bell was the leader in the U.S. Mexican QSR segment, with a 58 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•

Taco Bell operates in 14 countries and territories throughout the world. As of year-end 2006, there were 5,608 Taco Bell units in the U.S., and 238 units outside of the U.S. Approximately 23 percent of the U.S. units and 1 percent of the non-U.S. units are operated by the Company.

•

Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, gorditas, chalupas, quesadillas, salads, nachos and other related items. Additionally, proprietary entrée items include Grilled Stuft Burritos and Border Bowls. Taco Bell units feature a distinctive bell logo on their signage.

LJS

•	The first LJS restaurant opened in 1969 and the first LJS franchise unit opened later the same year. LJS is based in Louisville, Kentucky.

•	As of year-end 2006, LJS was the leader in the U.S. seafood QSR segment, with a 32 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•

LJS operates in 6 countries and territories throughout the world. As of year-end 2006, there were 1,121 LJS units in the U.S., and 35 units outside the U.S. Approximately 41 percent of the U.S. units and 3 percent of the non-U.S. units are operated by the Company.

•

LJS features a variety of seafood and chicken items, including meals featuring batter-dipped fish, chicken, shrimp, hushpuppies and portable snack items. LJS units typically feature a distinctive seaside/nautical theme.

A&W

•	A&W was founded in Lodi, California by Roy Allen in 1919 and the first A&W franchise unit opened in 1925. A&W is based in Louisville, Kentucky.

•

A&W operates in 11 countries and territories throughout the world. As of year-end 2006, there were 406 A&W units in the U.S., and 238 units outside the U.S. Approximately 2 percent of the U.S. units are operated by the Company. All non-U.S. units are operated by franchisees or licensees.

•	A&W serves A&W draft Root Beer and a signature A&W Root Beer float, as well as hot dogs and hamburgers.

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

The Company’s restaurant management structure varies by concept and unit size. Generally, each Company restaurant is led by a restaurant general manager (“RGM”), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant. In the U.S., the average restaurant has 25 to 30 employees, while internationally this figure can be significantly higher depending on the location and sales volume of the restaurant. Most of the employees work on a part-time basis. We issue detailed manuals, which may then be customized to meet local regulations and customs, covering all aspects of restaurant operations, including food handling and product preparation procedures, safety and quality issues, equipment maintenance, facility standards and accounting control procedures. The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. CHAMPS – which stands for Cleanliness, Hospitality, Accuracy, Maintenance, Product Quality and Speed of Service – is our proprietary core systemwide program for training, measuring and rewarding employee performance against key customer measures. CHAMPS is intended to align the operating processes of our entire system around one set of standards. RGMs’ efforts, including CHAMPS performance measures, are monitored by Area Coaches. Area Coaches typically work with approximately six to twelve restaurants. The Company’s restaurants are visited from time to time by various senior operators who help ensure adherence to system standards and mentor restaurant team members.

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

U.S. Division. The Company, along with the representatives of the Company’s KFC, Pizza Hut, Taco Bell, LJS and A&W franchisee groups, are members in the Unified FoodService Purchasing Co-op, LLC (the “Unified Co-op”) which was created for the purpose of purchasing certain restaurant products and equipment in the U.S. The core mission of the Unified Co-op is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment. This arrangement combines the purchasing power of the Company and franchisee restaurants in the U.S. which the Company believes will further leverage the system’s scale to drive cost savings and effectiveness in the purchasing function. The Company also believes that the Unified Co-op has resulted, and should continue to result, in closer alignment of interests and a stronger relationship with its franchisee community.

The Company is committed to conducting its business in an ethical, legal and socially responsible manner. To encourage compliance with all legal requirements and ethical business practices, YUM has a supplier code of conduct for all U.S. suppliers to our business. To ensure the quality and safety of food products, suppliers are required to meet strict quality control standards. Long-term contracts and long-term vendor relationships are used to ensure availability of products. The Company has not experienced any significant continuous shortages of supplies, and alternative sources for most of these products are generally available. Prices paid for these supplies are subject to fluctuation. When prices increase, the Company may be able to pass on such increases to its customers, although there is no assurance this can be done in the future.

Most food products, paper and packaging supplies, and equipment used in the operation of the Company’s restaurants are distributed to individual restaurant units by third party distribution companies. Since November 30, 2000, McLane Company, Inc. (“McLane”) has been the exclusive distributor for Company-operated KFCs, Pizza Huts and Taco Bells in the U.S. and for a substantial number of franchisee and licensee stores. McLane became the distributor when it assumed all distribution responsibilities under an existing agreement between AmeriServe Food Distribution, Inc. (“AmeriServe”) and the Company (the “AmeriServe Agreement”). McLane acquired AmeriServe after AmeriServe emerged from Chapter 11 bankruptcy on November 28, 2000. A discussion of the impact of the AmeriServe bankruptcy reorganization process on the Company is contained in Note 4 to the Consolidated Financial Statements. The terms of the AmeriServe agreement with the Company extend through October 31, 2010 and generally prohibit company-operated KFC, Pizza Hut and Taco Bell restaurants from using alternative distributors in the U.S. The Company stores within the LJS and A&W systems are covered under a separate agreement with McLane.

International and China Divisions. Outside of the U.S. we and our franchisees use decentralized sourcing and distribution systems involving many different global, regional, and local suppliers and distributors. In certain countries, we own all or a portion of the distribution system, including Mainland China where we own the entire distribution system.

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

Competition

The retail food industry, in which the Company competes, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including the QSR segment), and is intensely competitive with respect to food quality, price, service, convenience, location and concept. The industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power. Each of the Concepts compete with international, national and regional restaurant chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees. In 2006, the restaurant business in the U.S. consisted of about 925,000 restaurants representing approximately $511 billion in annual sales. The Company’s Concepts accounted for about 2% of those restaurants and about 3% of those sales. There is currently no way to reasonably estimate the size of the competitive market outside the U.S.

Research and Development (“R&D”)

The Company operates R&D facilities in Louisville, Kentucky; Dallas, Texas; and Irvine, California and in several locations outside the U.S., including Shanghai, China. The Company expensed $33 million, $33 million and $26 million in 2006, 2005 and 2004, respectively, for R&D activities. From time to time, independent suppliers also conduct research and development activities for the benefit of the YUM system.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures. However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2006, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Government Regulation

U.S. Division. The Company and its U.S. Division are subject to various federal, state and local laws affecting its business. Each of the Company’s restaurants in the United States must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality in which the restaurant is located. In addition, the Company must comply with various state laws that regulate the franchisor/franchisee relationship. To date, the Company has not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

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

The Company is also subject to federal and state child labor laws which, among other things, prohibit the use of certain “hazardous equipment” by employees younger than 18 years of age. The Company has not to date been materially adversely affected by such laws.

The Company continues to monitor its facilities for compliance with the Americans with Disabilities Act (“ADA”) in order to conform to its requirements. Under the ADA, the Company could be required to expend funds to modify its restaurants to better provide service to, or make reasonable accommodation for the employment of, disabled persons. We believe that expenditures, if required, would not have a material adverse effect on the Company’s results of operations or cash flows.

International and China Divisions. The Company’s restaurants outside the U.S. are subject to national and local laws and regulations which are similar to those affecting the Company’s U.S. restaurants, including laws and regulations concerning labor, health, sanitation and safety. The restaurants outside the U.S. are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment. International compliance with environmental requirements has not had a material adverse effect on the Company’s results of operations, capital expenditures or competitive position.

Employees

As of year-end 2006, the Company employed over 280,000 persons, approximately 81 percent of whom were part-time. Approximately 39 percent of the Company’s employees are employed in the U.S. The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors. Most Company employees are paid on an hourly basis. Some of the Company’s non-U.S. employees are subject to labor council relationships that vary due to the diverse cultures in which the Company operates. The Company considers its employee relations to be good.

(d)	Financial Information about Geographic Areas

Financial information about our significant geographic areas (U.S., International Division and China Division) is incorporated herein by reference from Selected Financial Data in Part II, Item 6, page 23; Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 25 through 52; and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 53 through 101.

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

Asian and European countries have experienced outbreaks of Avian Flu, and some commentators have hypothesized that further outbreaks could occur and reach pandemic levels. While fully-cooked chicken has been determined to be safe for consumption, and while the Company has taken and continues to take measures to anticipate and minimize the effect of these outbreaks on our business, any further outbreaks could adversely affect the price and availability of poultry and cause customers to shift their preferences. In addition, outbreaks on a widespread basis could also affect our ability to attract and retain employees.

Food safety and food-borne illness concerns may have an adverse effect on our business.

The Company considers food safety a top priority and dedicates substantial resources to ensure that our customers enjoy safe, quality food products. However, food-borne illnesses (such as E. coli, hepatitis A, trichinosis or salmonella) and food safety issues have occurred in the past (see Item 3, Legal Proceedings, in this Form 10-K for a discussion of litigation arising from an E. coli outbreak allegedly linked to a number of Taco Bell restaurants in the Northeast U.S. during November/December 2006), and could occur in the future. If such instances of food-borne illness or other food safety issues were to occur, whether at our restaurants or those of our competitors, negative publicity could result which could adversely affect sales and profitability. If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. Additionally, the occurrence of food-borne illnesses or food safety issues could adversely affect the price and availability of affected ingredients. Finally, like other companies in the restaurant industry, some of our products may contain genetically engineered food products; increased regulation of and opposition to genetically engineered food products have on occasion and may in the future force us to use alternative sources at increased costs.

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

We are subject to the Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. The expenses associated with any facilities modifications required by these laws could be material. Our operations are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, family leave mandates and a variety of similar state laws that govern these and other employment law matters. The compliance costs associated with these laws and evolving regulations could be substantial.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year-end 2006, the Company owned more than 1,800 units and leased land, building or both in more than 5,800 units worldwide. These units are further detailed as follows:

•	The Company owned more than 1,500 units and leased land, building or both in more than 2,600 units in the U.S.
•	The International Division owned more than 200 units and leased land, building or both in more than 1,400 units.
•	The China Division leased land, building or both in more than 1,700 units.

Company restaurants in the U.S. which are not owned are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with short renewal options. Company restaurants in the International Division which are not owned have initial lease terms and renewal options that vary by country. Company restaurants in the China Division are generally leased for initial terms of 10 to 15 years and generally do not have renewal options. The Company generally does not lease or sub-lease units that it owns or leases to franchisees.

Pizza Hut and YRI lease their corporate headquarters and a research facility in Dallas, Texas. Taco Bell leases its corporate headquarters and research facility in Irvine, California. KFC owns its and LJS’s, A&W’s and YUM’s corporate headquarters and a research facility in Louisville, Kentucky. In addition, YUM leases office facilities for certain support groups in Louisville, Kentucky. The China Division leases their corporate headquarters and research facilities in Shanghai, China. Additional information about the Company’s properties is included in the Consolidated Financial Statements and footnotes in Part II, Item 8, pages 53 through 101.

The Company believes that its properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3.	Legal Proceedings.

The Company is subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. The following is a brief description of the more significant of these categories of lawsuits and other matters. Except as stated below, the Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows.

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

On August 13, 2003, a class action lawsuit against Pizza Hut, Inc., styled Coldiron v. Pizza Hut, Inc., was filed in the United States District Court, Central District of California. Plaintiff alleged that she and other current and former Pizza Hut Restaurant General Managers (“RGMs”) were improperly classified as exempt employees under the U.S. Fair Labor Standards Act (“FLSA”). There was also a pendent state law claim, alleging that current and former RGMs in California were misclassified under that state’s law. Plaintiff sought unpaid overtime wages and penalties. On May 5, 2004, the District Court granted conditional certification of a nationwide class of RGMs under the FLSA claim, providing notice to prospective class members and an opportunity to join the class. Approximately 12 percent of the eligible class members elected to join the litigation. However, on June 30, 2005, the District Court granted Pizza Hut’s motion to strike all FLSA class members who joined the litigation after July 15, 2004. The effect of this order was to reduce the number of FLSA class members to only approximately 88 (or approximately 2.5% of the eligible class members).

In November 2005, the parties agreed to a settlement, which we provided for in our 2005 Consolidated Financial Statements. The Court granted preliminary approval of the settlement on June 28, 2006. Final approval of the settlement was granted on October 5, 2006, and payment was made during the quarter ended December 30, 2006.

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

Arbitrations under LJS’s DRP, including the Cole Arbitration, are governed by the rules of the AAA. In October 2003, the AAA adopted its Supplementary Rules for Class Arbitrations (“AAA Class Rules”). The AAA appointed an arbitrator for the Cole Arbitration. On June 15, 2004, the arbitrator issued a clause construction award, ruling that the DRP does not preclude class arbitration. LJS moved to vacate the clause construction award in the United States District Court for the District of South Carolina. On September 15, 2005, the federal court in South Carolina ruled that it did not have jurisdiction to hear LJS’s motion to vacate. LJS appealed the U.S. District Court’s ruling to the United States Court of Appeals for the Fourth Circuit.

On January 5, 2007, LJS moved to dismiss the clause construction award appeal and that motion was granted by the Fourth Circuit on January 10, 2007. LJS had also filed a motion to vacate the clause construction award in South Carolina state court, which was stayed pending a decision by the Fourth Circuit. LJS has agreed to dismiss the motion to vacate the clause construction award and has also agreed not to oppose claimants’ cross-motion to confirm that award by the South Carolina court. While judicial review of the clause construction award was pending in the U.S. District Court, the arbitrator permitted claimants to move for a class determination award, which was opposed by LJS. On September 19, 2005, the arbitrator issued a class determination award, certifying a class of LJS’s RGMs and ARGMs employed between December 17, 1998, and August 22, 2004, on FLSA claims, to proceed on an opt-out basis under the AAA Class Rules. That class determination award was upheld on appeal by the United States District Court for the District of South Carolina on January 20, 2006, and the arbitrator declined to reconsider the award. LJS has appealed the ruling of the U.S. District Court to the United States Court of Appeals for the Fourth Circuit. LJS has also filed a motion to vacate the class determination award in South Carolina state court, which has been stayed by the South Carolina court pending a decision by the Fourth Circuit in the class determination award appeal. Oral argument in the Fourth Circuit was heard on January 31, 2007.

LJS believes that if the Cole Arbitration must proceed on a class basis, (i) the proceedings should be governed by the opt-in collective action structure of the FLSA, and (ii) a class should not be certified under the applicable provisions of the FLSA. LJS also believes that each individual should not be able to recover for more than two years (and a maximum three years) prior to the date they file a consent to join the arbitration. We have provided for the estimated costs of the Cole Arbitration, based on a projection of eligible claims, the amount of each eligible claim, the estimated legal fees incurred by the claimants and the results of settlement negotiations in this and other wage and hour litigation matters. But in view of the novelties of proceeding under the AAA Class Rules and the inherent uncertainties of litigation, there can be no assurance that the outcome of the arbitration will not result in losses in excess of those currently provided for in our Consolidated Financial Statements.

On September 2, 2005, a collective action lawsuit against the Company and KFC Corporation, originally styled Parler v. Yum Brands, Inc., d/b/a KFC, and KFC Corporation, was filed in the United States District Court for the District of Minnesota. Plaintiff alleges that he and other current and former KFC Assistant Unit Managers (“AUMs”) were improperly classified as exempt employees under the FLSA. Plaintiff seeks overtime wages and liquidated damages. On January 17, 2006, the District Court dismissed the claims against the Company with prejudice, leaving KFC Corporation as the sole defendant. Notice was mailed to current and former AUMs advising them of the litigation and providing an opportunity to join the case if they choose to do so. Plaintiff amended the complaint on September 8, 2006, to add related state law claims on behalf of a putative class of KFC AUMs employed in Illinois, Minnesota, Nevada, New Jersey, New York, Ohio, and Pennsylvania. On October 24, 2006, plaintiff moved to decertify the conditionally certified FLSA action, and KFC Corporation did not oppose the motion. In January, 2007 the magistrate recommended that the motion for decertification be granted.

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

Other Litigation

According to the Centers for Disease Control (“CDC”), there was an outbreak of illness associated with a particular strain of E. coli 0157:H7 in the northeast United States during November and December 2006. Also according to the CDC, the outbreak from this particular strain was associated with eating at Taco Bell restaurants in Pennsylvania, New Jersey, New York and Delaware. The CDC concluded that the outbreak ended on or about December 6, 2006. The CDC has confirmed 71 cases of persons who became ill from this particular strain of E. coli 0157:H7 in the above-mentioned area during the above time frame, and that no deaths have been reported.

On December 6, 2006, a lawsuit styled Tyler Vormittag, et. al. v. Taco Bell Corp, Taco Bell of America, Inc. and Yum! Brands, Inc. was filed in the Supreme Court of the State of New York, County of Suffolk. Mr. Vormittag, a minor, alleges he became ill after consuming food, which was allegedly contaminated with E. coli 0157:H7, purchased from a Taco Bell restaurant in Riverhead, New York. Subsequently, ten other cases have been filed naming the Company, Taco Bell Corp. and/or Taco Bell of America and alleging similar facts on behalf of other customers.

According to the allegations common to all the Complaints, each Taco Bell customer became ill after ingesting contaminated food in late November or early December 2006 from Taco Bell restaurants located in the northeast states implicated in the outbreak. As these lawsuits are new, no discovery by any party has been undertaken. However, the Company believes, based on the allegations, that the stores identified in at least five of the Complaints are in fact not owned by the Company or any of its subsidiaries. As such, the Company believes that at a minimum it is not liable for any losses at these stores. We have provided for the estimated costs of this litigation, based on a projection of potential claims and their amounts as well as the results of settlement negotiations in similar matters. But in view of the inherent uncertainties of litigation, there can be no assurance that the outcome of the litigation will not result in losses in excess of those currently provided for in our Consolidated Financial Statements.

Item 4.            Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of 2006.

Executive Officers of the Registrant

The executive officers of the Company as of February 23, 2007, and their ages and current positions as of that date are as follows:

Name	Age	Position
David C. Novak	54	Chairman of the Board, Chief Executive Officer and President
Richard T. Carucci	49	Chief Financial Officer
Peter R. Hearl	55	Chief Operating and Development Officer
Christian L. Campbell	56	Senior Vice President, General Counsel, Secretary and Chief Franchise Policy Officer
Jonathan D. Blum	48	Senior Vice President – Public Affairs
Anne P. Byerlein	48	Chief People Officer
Ted F. Knopf	55	Senior Vice President Finance and Corporate Controller
Emil J. Brolick	59	President of U.S. Brand Building
Gregg R. Dedrick	47	President and Chief Concept Officer, KFC
Scott O. Bergren	60	President and Chief Concept Officer, Pizza Hut
Greg Creed	49	President and Chief Concept Officer, Taco Bell
Graham D. Allan	51	President, YUM! Restaurants International
Samuel Su	54	President, YUM! Restaurants China

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

Peter R. Hearl is Chief Operating and Development Officer of YUM. He has served in this position since December 2006. From December 2002 to November 2006, he served as President and Chief Concept Officer of Pizza Hut. From January 2002 to November 2002, he was Chief People Officer and Executive Vice President of YUM.

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

Ted F. Knopf is Senior Vice President Finance and Corporate Controller of YUM. He has served in this position since April 2005. From September 2001 to April 2005, Mr. Knopf served as Vice President of Corporate Planning and Strategy of YUM.

Emil J. Brolick is President of U.S. Brand Building. He has served in this position since December 2006. Prior to this position, he served as President and Chief Concept Officer of Taco Bell, a position he held from July 2000 to November 2006. Prior to joining Taco Bell, Mr. Brolick served as Senior Vice President of New Product Marketing, Research & Strategic Planning for Wendy’s International, Inc. from August 1995 to July 2000.

Gregg R. Dedrick is President and Chief Concept Officer of KFC. He has served in this position since September 2003. From January 2002 to September 2003, Mr. Dedrick acted as a Strategic Advisor to YUM while serving as Chief Administrative Officer of his church, which is one of the ten largest churches in the United States. From July 1997 to January 2002, he served as Chief People Officer of YUM and Executive Vice President of People and Shared Services.

Scott O. Bergren is President and Chief Concept Officer of Pizza Hut. He has served in this position since November 2006. Prior to this position, he served as Chief Marketing officer of KFC and YUM from January 2003 to November 2006. From September 2002 until July 2003, he was the Executive Vice President, Marketing and Chief Concept Officer for Yum Restaurants International, Inc. From April 2002 until September 2002, he was Senior Vice President New Concepts for Yum Restaurants International, Inc. From June 1995 until 2002, he was Chief Executive Officer of Chevy’s Mexican Restaurants, Inc.

Greg Creed is President and Chief Concept Officer of Taco Bell. He has served in this position since December 2006. Prior to this position, Mr. Creed served as Chief Operating Officer of YUM from December 2005 to November 2006. Mr. Creed served as Chief Marketing Officer of Taco Bell from July 2001 to October 2005.

Graham D. Allan is the President of YRI. He has served in this position since November 2003. Immediately prior to this position he served as Executive Vice President of YRI. From December 2000 to May 2003, Mr. Allan was the Managing Director of YRI.

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

	2006
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$51.17	$46.75	$0.115	$0.115
Second	53.67	47.66	0.15	0.115
Third	51.91	44.93	—	0.15
Fourth	63.47	51.18	0.60	0.15

	2005
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$51.65	$45.12	$0.10	$0.10
Second	53.19	46.96	0.115	0.10
Third	53.32	46.86	—	0.115
Fourth	52.17	46.70	0.23	0.115

In 2005, the Company declared one cash dividend of $0.10 per share of common stock and three cash dividends of $0.115 per share of common stock. In 2006, the Company declared one cash dividend of $0.115 per share of common stock, three cash dividends of $0.15 per share of common stock and one cash dividend of $0.30 per share of common stock. A dividend of $0.15 per share of common stock and the dividend of $0.30 per share of common stock declared in 2006 had distribution dates of February 2, 2007 and March 30, 2007, respectively. The increased quarterly dividend payable on March 30, 2007 is expected to double our dividend yield to approximately 2%.

As of February 23, 2007, there were approximately 90,521 registered holders of record of the Company’s common stock.

The Company had no sales of unregistered securities during 2006, 2005 or 2004.

Issuer Purchases of Equity Securities

The following table provides information as of December 30, 2006 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 10
9/10/06 – 10/7/06	531,800	$52.30	531,800	$575,071,536

Period 11
10/8/06 – 11/4/06	228,500	$58.52	228,500	$561,698,667

Period 12
11/5/06 – 12/2/06	49,200	$59.56	49,200	$558,768,414

Period 13
12/3/06 – 12/30/06	1,522,350	$59.04	1,522,350	$468,891,948

Total	2,331,850	$57.46	2,331,850	$468,891,948

In March 2006, our Board of Directors authorized share repurchases, through March 2007, of up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended December 30, 2006, approximately 1.8 million shares were repurchased under this authorization. This authorization was completed during the quarter.

In September 2006, our Board of Directors authorized share repurchases, through September 2007, of up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended December 30, 2006, approximately 0.5 million shares were repurchased under this authorization.

Stock Performance Graph

This graph compares the cumulative total return of our common stock to the cumulative total return of the S&P 500 Stock Index and the S&P 500 Consumer Discretionary Sector, a peer group that includes YUM, for the period from December 28, 2001 to December 29, 2006, the last trading day of our 2006 fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 at December 28, 2001 and that all dividends were reinvested.

YUM	$ 100	$ 98	$ 137	$ 189	$ 193	$ 245
S&P 500	$ 100	$ 75	$ 94	$ 104	$ 107	$ 122
S&P Consumer Discretionary	$ 100	$ 73	$ 100	$ 112	$ 106	$ 124

Item 6. Selected Financial Data.

Selected Financial Data

YUM! Brands, Inc. and Subsidiaries

(in millions, except per share and unit amounts)

	Fiscal Year
	2006	2005	2004	2003	2002
Summary of Operations
Revenues
Company sales	$8,365	$8,225	$7,992	$7,441	$6,891
Franchise and license fees	1,196	1,124	1,019	939	866
Total	9,561	9,349	9,011	8,380	7,757
Closures and impairment expenses(a)	(59)	(62)	(38)	(40)	(51)
Refranchising gain (loss)(a)	24	43	12	4	19
Wrench litigation income (expense)(b)	—	2	14	(42)	—
AmeriServe and other (charges) credits (c)	1	2	16	26	27
Operating profit	1,262	1,153	1,155	1,059	1,030
Interest expense, net	154	127	129	173	172
Income before income taxes and cumulative effect of accounting change	1,108	1,026	1,026	886	858
Income before cumulative effect of accounting change	824	762	740	618	583
Cumulative effect of accounting change, net of tax(d)	—	—	—	(1)	—
Net income	824	762	740	617	583
Basic earnings per common share	3.02	2.66	2.54	2.10	1.97
Diluted earnings per common share	2.92	2.55	2.42	2.02	1.88
Cash Flow Data
Provided by operating activities	$1,302	$1,238	$1,186	$1,099	$1,112
Capital spending, excluding acquisitions	614	609	645	663	760
Proceeds from refranchising of restaurants	257	145	140	92	81
Repurchase shares of common stock	983	1,056	569	278	228
Dividends paid on common shares	144	123	58	—	—
Balance Sheet
Total assets	$6,353	$5,797	$5,696	$5,620	$5,400
Long-term debt	2,045	1,649	1,731	2,056	2,299
Total debt	2,272	1,860	1,742	2,066	2,445
Other Data
Number of stores at year end
Company	7,736	7,587	7,743	7,854	7,526
Unconsolidated Affiliates	1,206	1,648	1,662	1,512	2,148
Franchisees	23,516	22,666	21,858	21,471	20,724
Licensees	2,137	2,376	2,345	2,362	2,526
System	34,595	34,277	33,608	33,199	32,924

U.S. Company blended same store sales growth(e)	—	4%	3%	—	2%
International Division system sales growth(f)
Reported	7%	9%	14%	13%	6%
Local currency(g)	7%	6%	6%	5%	7%
China Division system sales growth(f)
Reported	26%	13%	23%	23%	25%
Local currency(g)	23%	11%	23%	23%	25%
Shares outstanding at year end	265	278	290	292	294
Cash dividends declared per common share	$0.865	$0.445	$0.30	—	—
Market price per share at year end	$58.80	$46.88	$46.27	$33.64	$24.12

Fiscal years 2006, 2004, 2003 and 2002 include 52 weeks and fiscal year 2005 includes 53 weeks.

Fiscal years 2006 and 2005 include the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share Based Payment,” (“SFAS 123R”). This resulted in a $39 million and $38 million decrease in net income, or a decrease of $0.14 and $0.13 to both basic and diluted earnings per share for 2006 and 2005, respectively. If SFAS 123R had been effective for prior years presented, reported basic and diluted earnings per share would have decreased $0.12 and $0.12, $0.12 and $0.12, and $0.14 and $0.13 per share for 2004, 2003 and 2002, respectively, consistent with previously disclosed pro-forma information. See Note 2 to the Consolidated Financial Statements.

From May 7, 2002, results include Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”), which were added when we acquired Yorkshire Global Restaurants, Inc.

The selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

(a)	See Note 4 to the Consolidated Financial Statements for a description of Closures and Impairment Expenses and Refranchising Gain (Loss) in 2006, 2005 and 2004.

(b)	See Note 4 to the Consolidated Financial Statements for a description of Wrench litigation in 2006, 2005 and 2004.

(c)	See Note 4 to the Consolidated Financial Statements for a description of AmeriServe and other (charges) credits in 2006, 2005 and 2004.

(d)

Fiscal year 2003 includes the impact of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for legal obligations associated with the retirement of long-lived assets and the associated asset retirement costs.

(e)	U.S. Company blended same-store sales growth includes the results of Company owned KFC, Pizza Hut and Taco Bell restaurants that have been open one year or more. LJS and A&W are not included.

(f)

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

(g)

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

Introduction and Overview

Description of Business

YUM! Brands, Inc. (“YUM” or the “Company”) is the world’s largest restaurant company in terms of system restaurants with over 34,000 restaurants in more than 100 countries and territories operating under the KFC, Pizza Hut, Taco Bell, Long John Silver’s or A&W All-American Food Restaurants brands. Four of the Company’s restaurant brands – KFC, Pizza Hut, Taco Bell and Long John Silver’s – are the global leaders in the chicken, pizza, Mexican-style food and quick-service seafood categories, respectively. Of the over 34,000 restaurants, 22% are operated by the Company, 72% are operated by franchisees and unconsolidated affiliates and 6% are operated by licensees.

YUM’s business consists of three reporting segments: United States, the International Division and the China Division. The China Division includes mainland China, Thailand and KFC Taiwan and the International Division includes the remainder of our international operations. The China and International Divisions have been experiencing dramatic growth and now represent approximately half of the Company’s operating profits. The U.S. business operates in a highly competitive marketplace resulting in slower profit growth, but continues to produce strong cash flows.

Strategies

The Company continues to focus on four key strategies:

Build Dominant China Brands – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurants, respectively, in mainland China. Additionally, the Company owns and operates the distribution system for its restaurants in mainland China which we believe provides a significant competitive advantage. Given this strong competitive position, a rapidly growing economy and a population of 1.3 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and testing the additional restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food).

Drive Profitable International Division Expansion – The Company and its franchisees opened over 700 new restaurants in 2006 in the Company’s International Division, representing seven straight years of opening over 700 restaurants. The International Division generated over $400 million in operating profit in 2006 up from $186 million in 1998. The Company expects to continue to experience strong growth by building out existing markets and growing in new markets including India, France and Russia.

Improve U.S. Brands Positions and Returns – The Company continues to focus on improving its U.S. position through differentiated products and marketing and an improved customer experience. The Company also strives to provide industry leading new product innovation which adds sales layers and expands day parts. We are the leader in multibranding, with over 3,000 restaurants providing customers two or more of our brands at a single location. We continue to evaluate our returns and ownership positions with an earn the right to own philosophy on Company owned restaurants.

Drive High Return on Invested Capital & Strong Shareholder Payout – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders via share repurchases and dividends. The Company has one of the highest returns on invested capital in the Quick Service Restaurants (“QSR”) industry. Additionally, 2006 was the second consecutive year in which the Company returned over $1.1 billion to its shareholders via share repurchases and dividends. The Company recently announced that it was doubling its quarterly dividend rate for the second quarter, 2007 dividend payment, and now expects to generate an approximate 2% dividend yield.

2006 Highlights

•	Worldwide system sales grew by 5% excluding the benefit of the 53rd week in 2005

•	Diluted earnings per share increased 14%

•	Company restaurant margins increased 1.2 percentage points world wide and grew in all three reporting segments

•	China Division operating profit up a strong 37%

•	Mainland China restaurant growth of 18%

•	International Division operating profit up 11% excluding the benefit of the 53rd week in 2005

•	International Division opened 785 new restaurants

•	U.S. Division grew operating profit 3% excluding the benefit of the 53rd week in 2005

•	U.S. operating margin increased by 80 basis points to 13.6%

Throughout the Management’s Discussion and Analysis (“MD&A”), the Company provides the percentage change excluding the impact of currency translation. These amounts are derived by translating current year results at prior year average exchange rates. We also provide the percentage change excluding the extra week certain of our businesses had in fiscal 2005. We believe the elimination of the currency translation impact and the 53rd week impact provides better year-to-year comparability without the distortion of foreign currency fluctuations or an extra week in fiscal 2005.

This MD&A should be read in conjunction with our Consolidated Financial Statements on pages 56 through 59 and the Cautionary Statements on page 52. All Note references herein refer to the Notes to the Consolidated Financial Statements on pages 60 through 101. Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 and could impact comparability with our results in 2007.

Extra Week in 2005

Our fiscal calendar results in a 53rd week every five or six years. Fiscal year 2005 included a 53rd week in the fourth quarter for the majority of our U.S. businesses as well as our international businesses that report on a period, as opposed to a monthly, basis. In the U.S., we permanently accelerated the timing of the KFC business closing by one week in December 2005, and thus, there was no 53rd week benefit for this business. Additionally, all China Division businesses report on a monthly basis and thus did not have a 53rd week.

The following table summarizes the estimated increase (decrease) of the 53rd week on fiscal year 2005 revenues and operating profit:

	U.S.	International Division	Unallocated	Total
Revenues
Company sales	$58	$27	$—	$85
Franchise and license fees	8	3	—	11
Total Revenues	$66	$30	$—	$96
Operating profit
Franchise and license fees	$8	$3	$—	$11
Restaurant profit	14	5	—	19
General and administrative expenses	(2)	(3)	(3)	(8)
Equity income from investments in unconsolidated affiliates	—	1	—	1
Operating profit	$20	$6	$(3)	$23

Mainland China Recovery

Our KFC business in mainland China was negatively impacted by the interruption of product offerings and negative publicity associated with a supplier ingredient issue experienced in late March 2005 as well as consumer concerns related to Avian Flu in the fourth quarter of 2005. As a result of the aforementioned issues, the China Division experienced system sales growth in 2005 of 11% excluding currency translation which is below our ongoing target of at least 22%. During the year ended December 30, 2006, the China Division recovered from these issues and achieved growth rates of 23% for both system sales and Company sales, both excluding currency translation. During 2005, we entered into agreements with the supplier of the aforementioned ingredient. As a result, we recognized recoveries of approximately $24 million in Other income (expense) in our Consolidated Statement of Income for the year ended December 31, 2005.

United States Restaurant Profit

Restaurant profits in the U.S. were positively impacted by a decline of approximately $45 million in commodity costs (principally meats and cheese) for the year ended 2006 versus the year ended 2005. We expect commodity inflation in the U.S. of 2% to 3% in 2007.

Our U.S. restaurant profits were also positively impacted by lower self-insured property and casualty insurance expenses of $31 million for the year ended 2006 versus 2005. These lower insurance expenses were the result of improved loss trends, which we believe are driven by safety and other measures we have implemented over time, on our insurance reserves and lower property related losses (including the lapping of the unfavorable impact of Hurricane Katrina in 2005 and a small, related insurance recovery in 2006). While we anticipate that these favorable loss trends will continue, it is difficult to forecast their impact, including the impact of large property and casualty losses that may occur. However, we anticipate that given the significant favorability in 2006, property and casualty insurance expense in 2007 will be flat to slightly higher in comparison.

Taco Bell Northeast United States Produce-Sourcing Issue

Our Taco Bell business was negatively impacted by adverse publicity related to a produce-sourcing issue during November and December 2006. As a result, Taco Bell experienced significant sales declines at both company and franchise stores, particularly in the northeast United States where an outbreak of illness associated with a particular strain of E. coli 0157:H7 took place. According to the Centers for Disease Control this outbreak was associated with eating at Taco Bell restaurants in Pennsylvania, New Jersey, New York and Delaware. In the fourth quarter of 2006, Taco Bell’s company same store sales were down 5%, driven largely by a very significant negative sales impact during the month of December. Overall, we estimate this issue negatively impacted operating profit by $20 million in the fourth quarter of

2006 due primarily to lost Company sales and franchise and license fees as well as incremental marketing costs. Same store sales at Taco Bell have begun to recover from their lowest point in the third week of December. While we anticipate that Taco Bell will fully recover from this issue by the middle of 2007, our experience has been that recoveries of this type vary in duration and could take longer. The timing of such recovery will determine the impact on 2007 operating profit. We currently forecast same store sales growth at Taco Bell in 2007 of one to two percent.

U.S. Beverage Agreement Contract Termination

During the first quarter of 2006, we entered into an agreement with a beverage supplier to certain of our Concepts to terminate a long-term supply contract. As a result of the cash payment we made to the supplier in connection with this termination, we recorded a pre-tax charge of $8 million to Other (income) expense in the quarter ended March 25, 2006. The affected Concepts have entered into an agreement with an alternative beverage supplier. The contract termination charge we recorded in the quarter ended March 25, 2006 was partly offset by more favorable beverage pricing for our Concepts in 2006. We expect to continue to benefit from the more favorable pricing in 2007 and beyond.

Pizza Hut United Kingdom Acquisition

On September 12, 2006, we completed the acquisition of the remaining fifty percent ownership interest of our Pizza Hut United Kingdom (“U.K.”) unconsolidated affiliate from our partner, paying approximately $178 million in cash, including transaction costs and net of $9 million of cash assumed. Additionally, we assumed the full liability, as opposed to our fifty percent share, associated with the Pizza Hut U.K.’s capital leases of $95 million and short-term borrowings of $23 million. This unconsolidated affiliate operated more than 500 restaurants in the U.K.

Prior to the acquisition, we accounted for our fifty percent ownership interest using the equity method of accounting. Thus, we reported our fifty percent share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Consolidated Statements of Income. We also recorded franchise fee income from the stores owned by the unconsolidated affiliate. From the date of the acquisition through December 4, 2006 (the end of the fiscal year for Pizza Hut U.K.), we reported Company sales and the associated restaurant costs, general and administrative expense, interest expense and income taxes associated with the restaurants previously owned by the unconsolidated affiliate in the appropriate line items of our Consolidated Statement of Income. We no longer recorded franchise fee income for the restaurants previously owned by the unconsolidated affiliate nor did we report other income under the equity method of accounting. As a result of this acquisition, company sales and restaurant profit increased $164 million and $16 million, respectively, franchise fees decreased $7 million and general and administrative expenses increased $8 million compared to the year ended December 31, 2005. The impacts on operating profit and net income were not significant.

Adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”

In the fourth quarter 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all new, modified and unvested share-based payments to employees, including grants of employee stock options and stock appreciation rights, be recognized in the financial statements as compensation cost over the service period based on their fair value on the date of grant. Compensation cost is recognized over the service period on a straight-line basis for the fair value of awards that actually vest. We adopted SFAS 123R using the modified retrospective application transition method effective September 4, 2005, the beginning of our 2005 fourth quarter. As permitted by SFAS 123R, we applied the modified retrospective application transition method to the beginning of the fiscal year of adoption (our fiscal year 2005). As such, the results for the first three quarters of 2005 were required to be adjusted to recognize the compensation cost previously reported in the pro forma footnote disclosures under the provisions of SFAS 123. However, years prior to 2005 have not been restated.

As shown below, the adoption of SFAS 123R resulted in a decrease in net income of $38 million and a reduction of basic and diluted earnings per share of $0.13 for 2005. Additionally, cash flows from operating activities decreased $87 million in 2005 and cash flows from financing activities increased $87 million in 2005. The impact of applying SFAS 123R on the results of operations and cash flows for 2006 was similar to the impact on 2005.

	2005
	U.S.	International	China	Unallocated	Total
Payroll and employee benefits	$8	$2	$—	$—	$10
General and administrative	14	11	4	19	48
Operating profit	$22	$13	$4	$19	58
Income tax benefit					(20)
Net income impact					$38
Basic earnings per share					$0.13
Diluted earnings per share					$0.13

Prior to 2005, all stock options granted were accounted for under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees," and its related Interpretations. Accordingly, no stock-based employee compensation expense was reflected in the Consolidated Statements of Income for stock options, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company applied the fair value provisions of SFAS 123 to stock options in 2004, net income of $740 million would have been reduced by $37 million to $703 million. Additionally, both basic and diluted earnings per common share would have decreased $0.12 per share for 2004.

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

In 2005, this transaction generated a gain of approximately $11 million for YUM as cash proceeds (net of expenses) of approximately $25 million from the sale of our interest in the entity exceeded our recorded investment in this unconsolidated affiliate. As with our equity income from investments in unconsolidated affiliates, the gain of approximately $11 million was recorded in Other income (expense) in our Consolidated Statement of Income.

The sale did not have a significant impact on our subsequently reported results of operations in 2005 or 2006.

Sale of Puerto Rico Business

Our Puerto Rico business was held for sale beginning the fourth quarter of 2002 and was sold on October 4, 2004 for an amount approximating its then carrying value. As a result of this sale, company sales and restaurant profit decreased $159 million and $29 million, respectively, franchise fees increased $10 million and general and administrative expenses decreased $9 million for the year ended December 31, 2005 as compared to the year ended December 25, 2004.

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

Wrench Litigation

We recorded income of $2 million and $14 million in 2005 and 2004, respectively. There was no impact from Wrench Litigation in 2006. See Note 4 for a discussion of the Wrench litigation.

AmeriServe and Other Charges (Credits)

We recorded income of $1 million, $2 million and $16 million in 2006, 2005 and 2004, respectively. See Note 4 for a detailed discussion of AmeriServe and other charges (credits).

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets. In the U.S., we are in the process of decreasing our Company ownership of restaurants from its current level of 23% to approximately 17%. This three-year plan calls for selling approximately 1,500 Company restaurants to franchisees from 2006 through 2008. In 2006, 452 company restaurants in the U.S. were sold to franchisees. In the International Division, we expect to refranchise approximately 300 Pizza Huts in the United Kingdom over the next several years reducing our Pizza Hut Company ownership in that market from approximately 80% currently to approximately 40%. Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.

The following table summarizes our refranchising activities:

	2006	2005	2004
Number of units refranchised	622	382	317
Refranchising proceeds, pre-tax	$257	$145	$140
Refranchising net gains, pre-tax	$24	$43	$12

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

The following table summarizes Company store closure activities:

	2006	2005	2004
Number of units closed	214	246	319
Store closure costs (income)	$(1)	$—	$(3)

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

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

	2006
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(377)	$(136)	$(22)	$(535)
Increased franchise fees	14	6	—	20
Decrease in total revenues	$(363)	$(130)	$(22)	$(515)

	2005
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(240)	$(263)	$(15)	$(518)
Increased franchise fees	8	13	—	21
Decrease in total revenues	$(232)	$(250)	$(15)	$(497)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	2006
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(38)	$(5)	$—	$(43)
Increased franchise fees	14	6	—	20
Decreased general and administrative expenses	1	1	—	2
Increase (decrease) in operating profit	$(23)	$2	$—	$(21)

	2005
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(22)	$(34)	$(1)	$(57)
Increased franchise fees	8	13	—	21
Decreased general and administrative expenses	1	10	—	11
Increase (decrease) in operating profit	$(13)	$(11)	$(1)	$(25)

Results of Operations

	2006	% B/(W) vs. 2005		2005	% B/(W) vs. 2004

Company sales	$8,365	2		$8,225	3
Franchise and license fees	1,196	7		1,124	10
Total revenues	$9,561	2		$9,349	4
Company restaurant profit	$1,271	10		$1,155	—

% of Company sales	15.2%	1.2	ppts.	14.0%	(0.5	) ppts.

Operating profit	1,262	9		1,153	—
Interest expense, net	154	(22)		127	2
Income tax provision	284	(7)		264	7
Net income	$824	8		$762	3
Diluted earnings per share(a)	$2.92	14		$2.55	5

(a)	See Note 3 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Balance at end of 2004	7,759	1,664	21,859	31,282
New Builds	470	160	924	1,554
Acquisitions	1	—	(1)	—
Refranchising	(382)	(142)	522	(2)
Closures	(246)	(35)	(664)	(945)
Other	(15)	1	26	12
Balance at end of 2005	7,587	1,648	22,666	31,901
New Builds	426	136	953	1,515
Acquisitions	556	(541)	(15)	—
Refranchising	(622)	(1)	626	3
Closures	(214)	(33)	(675)	(922)
Other	3	(3)	(39)	(39)
Balance at end of 2006	7,736	1,206	23,516	32,458
% of Total	24%	4%	72%	100%

The above total excludes 2,137 and 2,376 licensed units at the end of 2006 and 2005, respectively. The worldwide total excludes 46 units from the acquisition of the Rostik’s brand (see Note 10) that have not yet been co-branded into Rostik's/KFC restaurants. These units will be presented as franchisee new builds as the co-branding into Rostik’s/KFC restaurants occurs. Balances at the end of 2004 for the worldwide and China unit activity have been adjusted to include December 2004 activity in mainland China due to the change in its reporting calendar. The net change was an addition of 16, 2, 1 and 19 units for company, unconsolidated affiliates, franchisees and total, respectively.

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Balance at end of 2004	4,989	—	13,482	18,471
New Builds	125	—	240	365
Acquisitions	—	—	—	—
Refranchising	(244)	—	242	(2)
Closures	(174)	—	(364)	(538)
Other	(10)	—	5	(5)
Balance at end of 2005	4,686	—	13,605	18,291
New Builds	99	—	235	334
Acquisitions	—	—	—	—
Refranchising	(452)	—	455	3
Closures	(124)	—	(368)	(492)
Other	3	—	(22)	(19)
Balance at end of 2006	4,212	—	13,905	18,117
% of Total	23%	—	77%	100%

The above total excludes 1,944 and 2,181 licensed units at the end of 2006 and 2005, respectively.

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Balance at end of 2004	1,504	1,204	8,179	10,887
New Builds	53	61	666	780
Acquisitions	1	—	(1)	—
Refranchising	(137)	(142)	279	—
Closures	(41)	(28)	(292)	(361)
Other	(5)	1	17	13
Balance at end of 2005	1,375	1,096	8,848	11,319
New Builds	47	35	703	785
Acquisitions	555	(541)	(14)	—
Refranchising	(168)	(1)	169	—
Closures	(47)	(25)	(303)	(375)
Other	—	(3)	(16)	(19)
Balance at end of 2006	1,762	561	9,387	11,710
% of Total	15%	5%	80%	100%

The above totals exclude 193 and 195 licensed units at the end of 2006 and 2005, respectively. The International Division total excludes 46 units from the acquisition of the Rostik’s brand (see Note 10) that have not yet been co-branded into Rostik's/KFC restaurants. These units will be presented as franchisee new builds as the co-branding into Rostik’s/KFC restaurants occurs.

China Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Balance at end of 2004	1,266	460	198	1,924
New Builds	292	99	18	409
Acquisitions	—	—	—	—
Refranchising	(1)	—	1	—
Closures	(31)	(7)	(8)	(46)
Other	—	—	4	4
Balance at end of 2005	1,526	552	213	2,291
New Builds	280	101	15	396
Acquisitions	1	—	(1)	—
Refranchising	(2)	—	2	—
Closures	(43)	(8)	(4)	(55)
Other	—	—	(1)	(1)
Balance at end of 2006	1,762	645	224	2,631
% of Total	67%	25%	8%	100%

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

2006	Company	Franchise	Total
United States	1,802	1,631	3,433
International Division	11	192	203
Worldwide	1,813	1,823	3,636

2005	Company	Franchise	Total
United States	1,696	1,400	3,096
International Division	17	176	193
Worldwide	1,713	1,576	3,289

For 2006 and 2005, Company multibrand unit gross additions were 212 and 373, respectively. For 2006 and 2005, franchise multibrand unit gross additions were 197 and 171, respectively. There are no multibrand units in the China Division.

System Sales Growth

	Increase		Increase excluding currency translation		Increase excluding currency translation and 53rd week
	2006	2005	2006	2005	2006	2005
United States	—	5%	N/A	N/A	1%	4%
International Division	7%	9%	7%	6%	9%	5%
China Division	26%	13%	23%	11%	23%	11%
Worldwide	4%	7%	4%	6%	5%	5%

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

The explanations that follow for system sales growth consider year over year changes excluding the impact of currency translation and the 53rd week.

The increases in worldwide system sales in 2006 and 2005 were driven by new unit development and same store sales growth, partially offset by store closures.

The increase in U.S. system sales in 2006 was driven by new unit development and same store sales growth, partially offset by store closures. The increase in U.S. system sales in 2005 was driven by same store sales growth and new unit development, partially offset by store closures.

The increases in International Division system sales in 2006 and 2005 were driven by new unit development and same store sales growth, partially offset by store closures.

The increase in China Division system sales in 2006 was driven by new unit development and same store sales growth, partially offset by store closures. The increase in China Division system sales in 2005 was driven by new unit development, partially offset by the impact of same store sales declines.

Revenues

	Amount		% Increase (Decrease)		% Increase(Decrease) excluding currency translation		% Increase (Decrease) excluding currency translation and 53rd week
	2006	2005	2006	2005	2006	2005	2006	2005
Company sales
United States	$4,952	$5,294	(6)	3	N/A	N/A	(5)	1
International Division	1,826	1,676	9	(4)	8	(8)	10	(10)
China Division	1,587	1,255	26	16	23	14	23	14
Worldwide	8,365	8,225	2	3	1	2	2	1

Franchise and license fees
United States	651	635	3	6	N/A	N/A	4	5
International Division	494	448	10	17	10	15	11	14
China Division	51	41	25	8	21	7	21	7
Worldwide	1,196	1,124	7	10	6	9	8	8

Total revenues
United States	5,603	5,929	(5)	3	N/A	N/A	(4)	2
International Division	2,320	2,124	9	—	9	(4)	10	(5)
China Division	1,638	1,296	26	16	23	14	23	14
Worldwide	$9,561	$9,349	2	4	2	3	3	2

The explanations that follow for revenue fluctuations consider year over year changes excluding the impact of currency translation and the 53rd week.

Excluding the favorable impact of the Pizza Hut U.K. acquisition, worldwide Company sales were flat in 2006. Increases from new unit development and same store sales growth were offset by decreases in refranchising and store closures. In 2005, the increase in worldwide Company sales was driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

In 2006 and 2005, the increase in worldwide franchise and license fees was driven by new unit development, same store sales growth and refranchising, partially offset by store closures. In 2006, franchise and license fees were also negatively impacted by the Pizza Hut U.K. acquisition.

In 2006, the decrease in U.S. Company sales was driven by refranchising and store closures, partially offset by new unit development. In 2005, the increase in U.S. Company sales was driven by same store sales growth and new unit development, partially offset by refranchising and store closures.

In 2006, blended U.S. Company same store sales were flat as a decrease in transactions was offset by an increase in average guest check. In 2005, blended U.S. Company same store sales increased 4% due to increases in average guest check and transactions. U.S. blended same store sales includes KFC, Pizza Hut and Taco Bell Company-owned restaurants only. U.S. same store sales for Long John Silver’s and A&W restaurants are not included.

In 2006, the increase in U.S. franchise and license fees was driven by new unit development, refranchising and same store sales growth, partially offset by store closures. In 2005, the increase in U.S. franchise and license fees was driven by new unit development, same store sale growth and refranchising, partially offset by store closures.

Excluding the favorable impact of the Pizza Hut U.K. acquisition, International Division Company sales were flat in 2006. The impacts of refranchising and store closures were partially offset by new unit development and same store sales growth. In 2005, the decrease in International Division Company sales was driven by refranchising (primarily our Puerto Rico business) and store closures, partially offset by new unit development.

Excluding the unfavorable impact of the Pizza Hut U.K. acquisition, International Division franchise and licenses fees increased 13% in 2006. The increase was driven by new unit development and same store growth, partially offset by store closures. In 2005, the increase in International Division franchise and license fees was driven by new unit development, refranchising (primarily our Puerto Rico business) and royalty rate increases.

In 2006, the increase in China Division Company sales and franchise and licenses fees was driven by new unit development and same store sales growth. In 2005, the increase in China Division Company sales and franchise and licenses fees was driven by new unit development, partially offset by the impact of same store sales declines.

Company Restaurant Margins

2006	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.2	32.2	35.4	30.5
Payroll and employee benefits	30.1	24.6	12.9	25.6
Occupancy and other operating expenses	27.1	31.0	31.3	28.7
Company restaurant margin	14.6%	12.2%	20.4%	15.2%

2005	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.8	33.1	36.2	31.4
Payroll and employee benefits	30.2	24.1	13.3	26.4
Occupancy and other operating expenses	26.2	30.7	33.1	28.2
Company restaurant margin	13.8%	12.1%	17.4%	14.0%

2004	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.9	33.8	37.1	31.8
Payroll and employee benefits	30.5	23.8	11.5	26.4
Occupancy and other operating expenses	25.8	29.4	31.1	27.3
Company restaurant margin	13.8%	13.0%	20.3%	14.5%

In 2006, the increase in U.S. restaurant margin as a percentage of sales was driven by the impact of lower commodity costs (primarily meats and cheese), the impact of same store sales on restaurant margin (due to higher average guest check) and the favorable impact of lower property and casualty insurance expense. These increases were partially offset by higher occupancy and other costs, higher labor costs, primarily driven by wage rates and benefits, and the lapping of the favorable impact of the 53rd week in 2005. The higher occupancy and other costs were driven by increased advertising and higher utility costs.

In 2005, U.S. restaurant margin as a percentage of sales was flat compared to 2004. The impact of same store sales growth on restaurant margin was offset by higher occupancy and other costs. Higher occupancy and other costs were driven by increases in utility costs and advertising costs. A favorable impact from the 53rd week (13 basis points) was offset by the unfavorable impact of the adoption of SFAS 123R (17 basis points).

In 2006, the increase in International Division restaurant margin as a percentage of sales was driven by the impact of same store sales growth on restaurant margin as well as the favorable impact of refranchising and closing certain restaurants. These increases were offset by higher labor costs and higher food and paper costs.

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

In 2006, the increase in China Division restaurant margin as a percentage of sales was driven by the impact of same store sales growth on restaurant margin. The increase was partially offset by the impact of lower margins associated with new units during the initial periods of operations.

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

Worldwide General and Administrative Expenses

General and administrative (G&A) expenses increased $29 million or 2% in 2006, including a 1% favorable impact from lapping the 53rd week in 2005. The increase was primarily driven by higher compensation related costs, including amounts associated with investments in strategic initiatives in China and other international growth markets, as well as G&A expenses for our Pizza Hut U.K. business which were previously netted within equity income prior to our acquisition of the remaining fifty percent interest of the business in 2006. These increases were partially offset by lapping higher prior year litigation related costs.

G&A expenses increased $102 million or 10% in 2005, including a 4% unfavorable impact of the adoption of SFAS 123R, a 1% unfavorable impact from the 53rd week and a 1% unfavorable impact from foreign currency translation. Excluding the unfavorable impact of these factors, general and administrative expenses increased $38 million or 4%. The increase was driven by higher compensation related costs, including amounts associated with investments in strategic initiatives in China and other international growth markets, and higher litigation related costs including charges of $16 million for the potential resolution of certain legal matters. Higher charitable contributions and expense associated with discontinuing certain corporate software development projects also contributed to the increase. Such increases were partially offset by reductions associated with operating restaurants which were refranchised in 2004 (primarily the Puerto Rico business) and the effect of lapping certain prior year reserve increases related to potential development sites and surplus facilities.

Worldwide Other (Income) Expense

	2006	2005	2004
Equity income from investments in unconsolidated affiliates	$(51)	$(51)	$(54)
Gain upon sale of investment in unconsolidated affiliate(a)	(2)	(11)	—
Recovery from supplier(b)	—	(20)	—
Foreign exchange net (gain) loss and other	(6)	2	(1)
Contract termination charge(c)	8	—	—
Other (income) expense	$(51)	$(80)	$(55)

(a)	Reflects gains related to the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.
(b)

Relates to a financial recovery from a supplier ingredient issue in mainland China totaling $24 million, $4 million of which was recognized through equity income from investments in unconsolidated affiliates.

(c)	Reflects an $8 million charge associated with the termination of a beverage agreement in the United States segment.

Worldwide Closure and Impairment Expenses and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 4 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

			% Increase/(Decrease)
	2006	2005	2006		2005
United States	$763	$760	—		(2)
International Division	407	372	9		11
China Division	290	211	37		3
Unallocated and corporate expenses	(229)	(246)	(7)		21
Unallocated other income (expense)	6	9	NM		NM
Unallocated refranchising gain (loss)	24	43	NM		NM
Wrench litigation income (expense)	—	2	NM		NM
AmeriServe and other (charges) credits	1	2	NM		NM
Operating profit	$1,262	$1,153	9		—

United States operating margin	13.6%	12.8%	0.8	ppts	(0.7	) ppts
International Division operating margin	17.6%	17.5%	0.1	ppts.	1.7	ppts.

Neither unallocated and corporate expenses, which comprise G&A expenses, nor unallocated refranchising gain (loss) are allocated to the U.S., International Division, or China Division segments for performance reporting purposes. The decrease in corporate and unallocated expenses in 2006 was driven by the lapping of the unfavorable impact of 2005 litigation related costs.

Excluding the unfavorable impact of lapping the 53rd week in 2005, U.S. operating profit increased $23 million or 3% in 2006. The increase was driven by the impact of same store sales on restaurant profit (due to higher average guest check)

and franchise and license fees, new unit development and lower closures and impairment expenses. These increases were partially offset by the unfavorable impact of refranchising, higher G&A expenses and a charge associated with the termination of a beverage agreement in 2006. The impact of lower commodity costs and lower property and casualty insurance expense on restaurant profit was largely offset by higher other restaurant costs, including labor, advertising and utilities.

U.S. operating profit decreased $17 million or 2% in 2005. The decrease was driven by higher closures and impairment expenses and higher G&A expenses. These decreases were partially offset by the impact of same store sales growth on restaurant profit and franchise and license fees. The impact of same store sales growth on restaurant profit was partially offset by higher occupancy and other costs. A 3% unfavorable impact from the adoption of SFAS 123R was offset by a 3% favorable impact from the 53rd week.

Excluding the unfavorable impact of lapping the 53rd week in 2005, International Division operating profit increased $41 million or 11% in 2006. The increase was driven by the impact of same store sales growth and new unit development on franchise and license fees and restaurant profit. These increases were partially offset by higher restaurant operating costs and lower equity income from unconsolidated affiliates. Currency translation did not have a significant impact.

International Division operating profit increased $35 million or 11% in 2005, including a 4% favorable impact from currency translation, a 2% favorable impact from the 53rd week, and a 4% unfavorable impact from the adoption of SFAS 123R. Excluding the net favorable impact from these factors, International Division operating profit increased $31 million or 9% in 2005. The increase was driven by the impact of same store sales growth on restaurant profit and franchise and license fees, the impact of new unit development on franchise and license fees and restaurant profit, and lower closures and impairment expenses. These increases were partially offset by higher occupancy and other costs, higher labor costs and the impact on operating profit of refranchising our restaurants in Puerto Rico.

China Division operating profit increased $79 million or 37% in 2006 including a 4% favorable impact from currency translation. The increase was driven by the impact of same store sales growth on restaurant profit, new unit development and an increase in equity income from our unconsolidated affiliates. These increases were partially offset by higher G&A expenses and the lapping of a prior year financial recovery from a supplier.

China Division operating profit increased $6 million or 3% in 2005. The increase was driven by the impact on restaurant profit of new unit development and a financial recovery from a supplier. These increases were partially offset by the impact on restaurant profit of same store sales declines, a decrease in equity income from unconsolidated affiliates, and increased general and administrative expense. A 2% favorable impact from currency translation was offset by a 2% unfavorable impact of the adoption of SFAS 123R.

Interest Expense, Net

	2006	2005	2004
Interest expense	$172	$147	$145
Interest income	(18)	(20)	(16)
Interest expense, net	$154	$127	$129

Interest expense increased $25 million or 17% in 2006. The increase was driven by both an increase in interest rates on the variable rate portion of our debt and increased borrowings as compared to prior year.

Interest expense increased $2 million or 2% in 2005. An increase in our average interest rates was largely offset by a decrease in our bank fees attributable to an upgrade in our credit rating.

Income Taxes

	2006	2005	2004
Reported
Income taxes	$284	$264	$286
Effective tax rate	25.6%	25.8%	27.9%

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2006	2005	2004
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.0	1.6	1.3
Foreign and U.S. tax effects attributable to foreign operations	(7.8)	(8.4)	(7.8)
Adjustments to reserves and prior years	(3.5)	(1.1)	(6.7)
Repatriation of foreign earnings	(0.4)	2.0	0.5
Non-recurring foreign tax credit adjustment	(6.2)	(1.7)	—
Valuation allowance additions (reversals)	6.8	(1.1)	5.7
Other, net	(0.3)	(0.5)	(0.1)
Effective income tax rate	25.6%	25.8%	27.9%

Our 2006 effective income tax rate was positively impacted by the reversal of tax reserves in connection with our regular U.S. audit cycle as well as certain out-of-year adjustments to reserves and accruals that lowered our effective income tax rate by 2.2 percentage points. The reversal of tax reserves was partially offset by valuation allowance additions on foreign tax credits for which, as a result of the tax reserve reversals, we currently believe we are not likely to utilize before they expire. We also recognized deferred tax assets for the foreign tax credit impact of non-recurring decisions to repatriate certain foreign earnings in 2007. However, we provided full valuation allowances on such assets as we do not believe it is currently more likely than not that they will be realized. We recognized the benefit of certain recurring foreign tax credits in amounts similar to prior years in 2006.

Our 2005 effective income tax rate was positively impacted by valuation allowance reversals for certain deferred tax assets whose realization became more likely than not as well as the recognition of certain nonrecurring foreign tax credits we were able to substantiate in 2005. The impact of these items was partially offset by tax expense associated with our 2005 decision to repatriate approximately $390 million in qualified foreign earnings. These earnings, as well as $110 million for which a determination was made to repatriate in 2004, were eligible for a dividends received deduction in accordance with the American Jobs Creation Act of 2004.

Our 2004 effective income tax rate was positively impacted by the reversal of tax reserves in connection with our regular U.S. audit cycle, partially offset by the recognition of valuation allowances for certain deferred tax assets whose realization was no longer considered more likely than not.

Adjustments to reserves and prior years include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. Adjustments to reserves and prior years also includes changes in tax reserves established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements that we believe may impact our exposure.

Consolidated Cash Flows

Net cash provided by operating activities was $1,302 million compared to $1,238 million in 2005. The increase was driven by a higher net income, lower pension contributions and a 2006 partial receipt of the settlement related to the 2005 mainland China supplier ingredient issue. These factors were offset by higher income tax and interest payments in 2006.

In 2005, net cash provided by operating activities was $1,238 million compared to $1,186 million in 2004. The increase was driven primarily by an increase in net income, including the non-cash impact of the adoption of SFAS 123R, and lower income tax payments in 2005, partially offset by the impact of excess tax benefits from share-based compensation classified in financing activities in 2005 pursuant to the adoption of SFAS 123R.

Net cash used in investing activities was $476 million versus $345 million in 2005. The increase was driven by the current year acquisitions of the remaining interest in our Pizza Hut U.K. unconsolidated affiliate and the Rostik’s brand and associated intellectual properties in Russia. The lapping of proceeds related to the 2005 sale of our fifty percent interest in our former Poland/Czech Republic unconsolidated affiliate also contributed to the increase. These factors were partially offset by an increase in proceeds from refranchising in 2006.

In 2005, net cash used in investing activities was $345 million versus $541 million in 2004. The decrease was primarily driven by lower acquisitions of restaurants from franchisees and capital spending, higher proceeds from the sale of property, plant and equipment versus 2004 and the proceeds from the sale of our fifty percent interest in our former Poland/Czech Republic unconsolidated affiliate.

Net cash used in financing activities was $673 million versus $832 million in 2005. The decrease was driven by an increase in net borrowings and lower share repurchases, partially offset by a reduction in the excess tax benefits from share-based compensation and higher dividend payments.

In 2005, net cash used in financing activities was $832 million versus $779 million in 2004. The increase was driven primarily by higher share repurchases, partially offset by net debt borrowings in 2005 versus net debt repayments in 2004 and the impact of excess tax benefits from share-based compensation classified in financing activities in 2005 pursuant to the adoption of SFAS 123R.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our franchise operations, which require a limited YUM investment. In each of the last five fiscal years, net cash provided by operating activities has exceeded $1 billion. We expect these levels of net cash provided by operating activities to continue in the foreseeable future. Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our common stock and dividends paid to our shareholders. Unforeseen downturns in our business could adversely impact our cash flows from operations from the levels historically realized. However, we believe our ability to reduce discretionary spending and our borrowing capacity would allow us to meet our cash requirements in 2007 and beyond.

Discretionary Spending

During 2006, we invested $614 million in our businesses, including approximately $331 million in the U.S., $118 million for the International Division and $165 million for the China Division. We also acquired the remaining fifty percent ownership interest of our Pizza Hut United Kingdom unconsolidated affiliate for $178 million in cash.

For the second straight year, we returned over $1.1 billion to our shareholders through share repurchases and quarterly dividends. Under the authority of our Board of Directors, we repurchased 20.2 million shares of our Common Shares for $983 million during 2006. In September 2006, the Board of Directors authorized share repurchases of up to $500 million of the Company’s outstanding common stock (excluding applicable transaction fees) to be purchased through September

2007. At December 30, 2006, we had remaining capacity to repurchase up to $469 million of our outstanding common stock (excluding applicable transaction fees) under the September 2006 authorization.

During the year ended December 30, 2006, we paid cash dividends of $144 million. Additionally, on November 17, 2006 and December 5, 2006, our Board of Directors approved cash dividends of $0.15 and $0.30, respectively, per share of common stock to be distributed on February 2, 2007 and March 30, 2007, respectively, to shareholders of record at the close of business on January 12, 2007 and March 9, 2007, respectively.

For 2007, we estimate that capital spending will be approximately $650 million. We also estimate that refranchising proceeds, prior to taxes, will total approximately $200 million in 2007. We also expect to provide returns to our shareholders through both significant share repurchases and dividends. We are targeting a 3% to 4% reduction of our diluted share count in 2007.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in September 2009. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions specified in the agreement. We were in compliance with all debt covenants at December 30, 2006.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit. At December 30, 2006, our unused Credit Facility totaled $778 million, net of outstanding letters of credit of $222 million. There were no borrowings outstanding under the Credit Facility at December 30, 2006. The interest rate for borrowings under the Credit Facility ranges from 0.35% to 1.625% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.20% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

In November 2005, we executed a five-year revolving credit facility totaling $350 million (the “International Credit Facility” or “ICF”) on behalf of three of our wholly owned international subsidiaries. The ICF is unconditionally guaranteed by YUM and by YUM’s principal domestic subsidiaries and contains covenants substantially identical to those of the Credit Facility. We were in compliance with all debt covenants at the end of 2006.

There were borrowings of $174 million and available credit of $176 million outstanding under the ICF at the end of 2006. The interest rate for borrowings under the ICF ranges from 0.20% to 1.20% over LIBOR or 0.00% to 0.20% over a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%. The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

In 2006, we executed two short-term borrowing arrangements (the “Term Loans”) on behalf of the International Division. There were borrowings of $183 million outstanding at the end of 2006 under the Term Loans, both of which expired and were repaid in the first quarter of 2007.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2008 through 2016 and interest rates ranging from 6.25% to 8.88%. The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Amounts outstanding under Senior Unsecured Notes were $1.6 billion at December 30, 2006. This amount includes $300 million aggregate principal amount of 6.25% Senior Unsecured Notes that were issued in April 2006 due April 15, 2016. We used $200 million of these proceeds to repay our 8.5% Senior Unsecured Notes that matured in April 2006 and the remainder for general corporate purposes.

Contractual Obligations In addition to any discretionary spending we may choose to make, our significant contractual obligations and payments as of December 30, 2006 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$2,744	$360	$506	$1,021	$857
Capital leases(b)	303	20	40	38	205
Operating leases(b)	3,606	438	757	618	1,793
Purchase obligations(c)	265	198	47	6	14
Other long-term liabilities reflected on our Consolidated Balance Sheet under GAAP	13	—	5	3	5
Total contractual obligations	$6,931	$1,016	$1,355	$1,686	$2,874

(a)

Debt amounts include principal maturities and expected interest payments. Rates utilized to determine interest payments for variable rate debt are based on an estimate of future interest rates. Excludes a fair value adjustment of $13 million deducted from debt related to interest rate swaps that hedge the fair value of a portion of our debt. See Note 12.

(b)	These obligations, which are shown on a nominal basis, relate to approximately 5,800 restaurants. See Note 13.

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

We have not included obligations under our pension and postretirement medical benefit plans in the contractual obligations table. Our most significant plan, the Yum Retirement Plan (the “U.S. Plan”), is a noncontributory defined benefit pension plan covering certain full-time U.S. salaried employees. Our funding policy with respect to the U.S. Plan is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as are determined to be appropriate to improve the U.S. Plan’s funded status. The U.S. Plan’s funded status is affected by many factors including discount rates and the performance of U.S. Plan assets. Based on current funding rules, we are not required to make minimum pension funding payments in 2007, but we may make discretionary contributions during the year based on our estimate of the U.S. Plan’s expected September 30, 2007 funded status. During 2006, we made a $23 million discretionary contribution to the U.S. Plan, none of which represented minimum funding requirements. At our September 30, 2006 measurement date, our pension plans in the U.S., which include the U.S. Plan and an unfunded supplemental executive plan, had a projected benefit obligation of $864 million and plan assets of $673 million.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and tax regulations. Our most significant plans are in the U.K., including a plan for which we assumed full liability upon our purchase of the remaining fifty percent interest in our former Pizza Hut U.K. unconsolidated affiliate. During 2006, we made a discretionary contribution of approximately $18 million to our KFC U.K. pension plan in anticipation of certain future funding requirements. Since our plan assets approximate our projected benefit obligation at year-end for this plan, we do not anticipate any significant further, near term funding. The projected benefit obligation of our Pizza Hut U.K. pension plan exceeds plan assets by approximately $35 million. We anticipate taking steps to reduce this deficit in the near term, which could include a decision to partially or completely fund the deficit in 2007. However, given the level of cash flows from operations the Company anticipates generating in 2007, any funding decision would not materially impact our ability to maintain our planned levels of discretionary spending.

During 2006, Congress passed the Pension Protection Act of 2006 (the "Act") with the stated purpose of improving the funding of America's private pension plans. The Act introduces new funding requirements for defined benefit pension plans, introduces benefit limitations for certain under-funded plans and raises tax deduction limits for contributions. The Act applies to pension plan years beginning after December 31, 2007 and is applicable only to our U.S. Plan. We have preliminarily reviewed the provisions of the Act to determine the impact on the Company. Required funding under the Act will be dependent upon many factors including our U.S. Plan's future funded status as well as discretionary contributions we may choose to make. Based upon this preliminary review as well as the current funded status of the U.S. Plan relative to our level of annual operating cash flows, we do not believe that required contributions under the Act would materially impact our operating cash flows in any one given year.

Our postretirement plan is not required to be funded in advance, but is pay as you go. We made postretirement benefit payments of $4 million in 2006. See Note 15 for further details about our pension and post-retirement plans.

We have excluded from the contractual obligations table payments we may make for: workers’ compensation, employment practices liability, general liability, automobile liability and property losses (collectively “property and casualty losses”) for which we are self-insured; employee healthcare and long-term disability claims for which we are self-insured; and income taxes and associated interest we may pay upon audit by tax authorities of tax returns previously filed. The majority of our recorded liability for self-insured employee health, long-term disability and property and casualty losses represents estimated reserves for incurred claims that have yet to be filed or settled. We provide reserves for potential tax and associated interest exposures when we consider it probable that a taxing authority may take a substainable position on a matter contrary to our position.

Off-Balance Sheet Arrangements

We had provided approximately $16 million of partial guarantees of two franchisee loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants at December 30, 2006. In support of these guarantees, we posted letters of credit of $4 million. We also provided a standby letter of credit of $18 million, under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $75 million at December 30, 2006.

Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to net refranchising loss (gain). New loans added to the loan pools in 2006 were not significant.

Our unconsolidated affiliates have approximately $29 million of short-term debt outstanding as of December 30, 2006, none of which is guaranteed by YUM.

Accounting Pronouncements Adopted in the Fourth Quarter of 2006

In the fourth quarter of 2006, we adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. SAB 108 requires that registrants quantify a current year misstatement using an approach that considers both the impact of prior year misstatements that remain on the balance sheet and those that were recorded in the current year income statement. Historically, we quantified prior year misstatements and assessed materiality based on a current year income statement approach. The transition provisions of SAB 108 permitted the Company to adjust for the cumulative effect of uncorrected prior year misstatements that were not material to any prior periods under our historical income statement approach but that were material under the guidance in

SAB 108 through retained earnings at the beginning of 2006. See Note 2 for further discussion on the impact of adopting SAB 108.

In the fourth quarter of 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 required the Company to recognize the funded status of its pension and post-retirement plans in the December 30, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Gains or losses and prior service costs or credits that arise in future years will be recognized as a component of other comprehensive income to the extent they have not been recognized as a component of net periodic benefit cost. The impact of adopting SFAS 158 has been included in the Company’s December 30, 2006 Consolidated Balance Sheet. See Notes 2 and 15 for further discussion of the impact of adopting SFAS 158.

SFAS 158 also requires measurement of the funded status of pension and postretirement plans as of the date of a Company’s fiscal year end effective in the year ended 2008. Certain of our plans currently have measurement dates that do not coincide with our fiscal year end and thus we will be required to change their measurement dates in 2008.

New Accounting Pronouncements Not Yet Adopted

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006, the year beginning December 31, 2006 for the Company. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. We do not currently anticipate that the adjustment to the opening balance of retained earnings we will record upon adoption of FIN 48 will materially impact our financial condition.

FIN 48 also requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of our annual effective rate. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company. We are currently reviewing the provisions of SFAS 157 to determine any impact for the Company.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company. We are currently reviewing the provisions of SFAS 159 to determine any impact for the Company.

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

If the long-lived assets of a restaurant subject to our semi-annual test are not recoverable based upon forecasted, undiscounted cash flows, we write the assets down to their fair value. This fair value is determined by discounting the forecasted cash flows, including terminal value, of the restaurant at an appropriate rate. The discount rate used is our weighted average cost of capital plus a risk premium where deemed appropriate.

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

Impairment of Investments in Unconsolidated Affiliates

We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary. In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses. The fair values of our investments in each of our unconsolidated affiliates are currently significantly in excess of their carrying values.

See Note 2 for a further discussion of our policy regarding the impairment of investments in unconsolidated affiliates.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. Goodwill is evaluated for impairment through the comparison of fair value of our reporting units to their carrying values. Our reporting units are our operating segments in the U.S. and our business management units internationally (typically individual countries). Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated by discounting expected future cash flows from the reporting unit over twenty years plus an expected terminal value. The discount rate used in determining fair value is our weighted average cost of capital plus a risk premium where deemed appropriate.

We have recorded intangible assets as a result of business acquisitions. These include trademark/brand intangible assets for KFC, LJS and A&W. We believe the value of a trademark/brand is derived from the royalty we avoid, in the case of Company stores, or receive, in the case of franchise stores, due to our ownership of the trademark/brand. We have determined that the KFC trademark/brand has an indefinite life and therefore it is not being amortized. Our impairment test for the KFC trademark/brand consists of a comparison of the fair value of the asset with its carrying amount. Future sales are the most important assumption in determining the fair value of the KFC trademark/brand.

In determining the fair value of our reporting units and the KFC trademark/brand, we limit assumptions about important factors such as sales growth, margin and other factors impacting the fair value calculation to those that are supportable based upon our plans. For 2006, there was no impairment of goodwill or the KFC trademark/brand.

We have certain intangible assets, such as the LJS and A&W trademark/brand intangible assets, franchise contract rights, reacquired franchise rights and favorable operating leases, which are amortized over their expected useful lives. We base the expected useful lives of our trademark/brand intangible assets on a number of factors including the competitive environment, our future development plans for the applicable Concept and the level of franchisee commitment to the Concept. We generally base the expected useful lives of our franchise contract rights on their respective contractual terms including renewals when appropriate. We base the expected useful lives of reacquired franchise rights over a period for which we believe it is reasonable that we will operate a Company restaurant in the trade area. We base the expected useful lives of our favorable operating leases on the remaining lease term.

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

Allowances for Franchise and License Receivables/Lease Guarantees

We reserve a franchisee’s or licensee’s entire receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that we may not collect the balance due. As a result of reserving using this methodology, we have an immaterial amount of receivables that are past due that have not been reserved for at December 30, 2006.

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

If payment on the guarantee becomes probable and estimable, we record a liability for our exposure under these lease assignments and guarantees. At December 30, 2006, we have recorded an immaterial liability for our exposure which we consider to be probable and estimable. The potential total exposure under such leases is significant, with $336 million representing the present value, discounted at our pre-tax cost of debt, of the minimum payments of the assigned leases at December 30, 2006. Current franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases and, historically, we have not been required to make such payments in significant amounts.

See Note 2 for a further discussion of our policies regarding franchise and license operations.

See Note 22 for a further discussion of our lease guarantees.

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

See Note 22 for a further discussion of our insurance programs.

Pension Plans

Certain of our employees are covered under defined benefit pension plans. The most significant of these plans are in the U.S. In accordance with our fourth quarter 2006 adoption of the recognition provisions of SFAS 158, we have recorded the under-funded status of $191 million for these U.S. plans as a pension liability in our Consolidated Balance Sheet as of December 30, 2006. These U.S. plans had projected benefit obligations (“PBO”) of $864 million and fair values of plan assets of $673 million.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels. Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBO’s are highly sensitive to changes in discount rates. For our U.S. plans, we measured our PBO using a discount rate of 5.95% at September 30, 2006. This discount rate was determined with the assistance of our independent actuary. The primary basis for our discount rate determination is a model that consists of a hypothetical portfolio of ten or more high-quality corporate debt instruments with cash flows that mirror our expected benefit payment cash flows under the plans. In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit cash flows for that year. Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit cash flows in a future year. The weighted average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate. We also insure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates. A 50 basis point increase in this discount rate would have decreased our U.S. plans’ PBO by approximately $71 million at our measurement dates. Conversely, a 50 basis point decrease in this discount rate would have increased our U.S. plans’ PBO by approximately $77 million at our measurement dates.

The pension expense we will record in 2007 is also impacted by the discount rate we selected at our measurement dates. We expect pension expense for our U.S. plans to decrease approximately $7 million to $59 million in 2007. The decrease is primarily driven by a decrease in recognized actuarial loss of $6 million in 2007. A 50 basis point change in our weighted average discount rate assumption at our measurement date would impact our 2007 U.S. pension expense by approximately $13 million.

The assumption we make regarding our expected long-term rates of return on plan assets also impacts our pension expense. Our estimated long-term rate of return on U.S. plan assets represents the weighted-average of historical returns for each asset category, adjusted for an assessment of current market conditions. Our expected long-term rate of return on U.S. plan assets at September 30, 2006 was 8.0%. We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon. A one percentage point increase or decrease in our expected long-term rate of return on plan assets assumption would decrease or increase, respectively, our 2007 U.S. pension plan expense by approximately $6 million.

The losses our U.S. plan assets have experienced, along with a decrease in discount rates over time, have largely contributed to an unrecognized actuarial loss of $216 million in the U.S. plans. For purposes of determining 2006 expense, our funded status was such that we recognized $30 million of previously unrecognized actuarial loss. We will recognize approximately $24 million of unrecognized actuarial loss in 2007. Given no change to our current assumptions, actuarial loss recognition will remain at an amount near that to be recognized in 2007 over the next few years before it begins to gradually decline.

See Note 15 for further discussion of our pension and post-retirement plans.

Stock Options and Stock Appreciation Rights Expense

Compensation expense for stock options and stock appreciation rights (“SARs”) is estimated on the grant date using a Black-Scholes option pricing model. Our specific weighted-average assumptions for the risk-free interest rate, expected term, expected volatility and expected dividend yield are documented in Note 16. Additionally, under SFAS 123R we are required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

In connection with our adoption of SFAS 123R, we determined that it was appropriate to group our awards into two homogeneous groups when estimating expected term and pre-vesting forfeitures. These groups consist of grants made primarily to restaurant-level employees under our Restaurant General Manager Stock Option Plan (the “RGM Plan”) and grants made to executives under our other stock option plans. Historically, approximately 20% of total options granted have been made under the RGM Plan.

Grants under the RGM Plan typically cliff vest after four years and grants made to executives under our other stock option plans typically have a graded vesting schedule and vest 25% per year over four years. We use a single weighted-average expected term for our awards that have a graded vesting schedule as permitted by SFAS 123R. We revaluate our expected term assumptions using historical exercise and post-vesting employment termination behavior on a regular basis. Based on the results of this analysis, we have determined that six years is an appropriate expected term for awards to both restaurant level employees and to executives.

Prior to the adoption of SFAS 123R in 2005 we have traditionally based expected volatility on Company specific historical stock data over the expected term of the option. Subsequent to adoption, we revaluated expected volatility, including consideration of both historical volatility of our stock as well as implied volatility associated with our traded options. Based on this analysis, our weighted average volatility used in the determination of fair value for 2006 grants was 31%.

Prior to our adoption of SFAS 123R in 2005 we recorded reductions in expense due to pre-vesting forfeitures as they occurred. In connection with the adoption of SFAS 123R we have estimated forfeitures based on historical data. Based on such data, we believe that approximately 45% of all awards granted under the RGM Plan will be forfeited and approximately 20% of all awards granted to above-store executives will be forfeited.

Income Tax Valuation Allowances and Tax Reserves

At December 30, 2006, we have a valuation allowance of $342 million primarily to reduce our net operating loss and tax credit carryforward benefit of $331 million, as well our other deferred tax assets, to amounts that will more likely than not be realized. The net operating loss and tax credit carryforwards exist in federal, state and foreign jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

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

See Note 20 for a further discussion of our income taxes and Note 22 for further discussion of certain proposed Internal Revenue Service adjustments.

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

At December 30, 2006 and December 31, 2005, a hypothetical 100 basis point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of approximately $8 million and $7 million, respectively, in income before income taxes. The estimated reductions are based upon the level of variable rate debt and assume no changes in the volume or composition of debt. In addition, the fair value of our derivative financial instruments at December 30, 2006 and December 31, 2005 would decrease approximately $32 million and $39 million, respectively. The fair value of our Senior Unsecured Notes at December 30, 2006 and December 31, 2005 would decrease approximately $69 million and $59 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

The combined International Division and China Division operating profits constitute approximately 48% of our operating profit in 2006, excluding unallocated income (expenses). In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.4 billion as of December 30, 2006. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas. Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows. For the fiscal year ended December 30, 2006, operating profit would have decreased $78 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements as well as, on a limited basis, commodity future and option contracts. Commodity future and option contracts entered into for the fiscal years ended December 30, 2006, and December 31, 2005, did not significantly impact our financial position, results of operations or cash flows.

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

Item 8.          Financial Statements and Supplementary Data.

INDEX TO FINANCIAL INFORMATION

Page Reference
Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	54
Consolidated Statements of Income for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004	56
Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004	57
Consolidated Balance Sheets at December 30, 2006 and December 31, 2005	58
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004	59
Notes to Consolidated Financial Statements	60
Management’s Responsibility for Financial Statements	102

Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above listed financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YUM! Brands, Inc.:

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 30, 2006. These consolidated financial statements are the responsibility of YUM’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of YUM’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Notes 2 and 16 to the consolidated financial statements, YUM adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment,” and changed its method for accounting for share-based payments in 2005.

As discussed in Note 2 to the consolidated financial statements, YUM changed its method of quantifying errors in 2006. Also, as discussed in Notes 2 and 15 to the consolidated financial statements, YUM adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R),” in 2006.

/s/ KPMG LLP

Louisville, Kentucky

February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YUM! Brands, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that YUM! Brands, Inc. and Subsidiaries (“YUM”) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). YUM’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that YUM maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, YUM maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of YUM as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 30, 2006, and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky

February 28, 2007

Consolidated Statements of Income

YUM! Brands, Inc. and Subsidiaries

Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004

(in millions, except per share data)

	2006	2005	2004
Revenues
Company sales	$8,365	$8,225	$7,992
Franchise and license fees	1,196	1,124	1,019
Total revenues	9,561	9,349	9,011
Costs and Expenses, Net
Company restaurants
Food and paper	2,549	2,584	2,538
Payroll and employee benefits	2,142	2,171	2,112
Occupancy and other operating expenses	2,403	2,315	2,183
	7,094	7,070	6,833
General and administrative expenses	1,187	1,158	1,056
Franchise and license expenses	35	33	26
Closures and impairment expenses	59	62	38
Refranchising (gain) loss	(24)	(43)	(12)
Other (income) expense	(51)	(80)	(55)
Wrench litigation (income) expense	—	(2)	(14)
AmeriServe and other charges (credits)	(1)	(2)	(16)
Total costs and expenses, net	8,299	8,196	7,856
Operating Profit	1,262	1,153	1,155
Interest expense, net	154	127	129
Income before Income Taxes	1,108	1,026	1,026
Income tax provision	284	264	286
Net Income	$824	$762	$740
Basic Earnings Per Common Share	$3.02	$2.66	$2.54
Diluted Earnings Per Common Share	$2.92	$2.55	$2.42
Dividends Declared Per Common Share	$0.865	$0.445	$0.30

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

YUM! Brands, Inc. and Subsidiaries

Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004

(in millions)

	2006	2005	2004
Cash Flows – Operating Activities
Net income	$824	$762	$740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	479	469	448
Closures and impairment expenses	59	62	38
Refranchising (gain) loss	(24)	(43)	(12)
Contributions to defined benefit pension plans	(43)	(74)	(55)
Deferred income taxes	(30)	(101)	142
Equity income from investments in unconsolidated affiliates	(51)	(51)	(54)
Distributions of income received from unconsolidated affiliates	32	44	55
Excess tax benefits from share-based compensation	(62)	(87)	—
Share-based compensation expense	65	62	3
Other non-cash charges and credits, net	101	78	83
Changes in operating working capital, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	24	(1)	(39)
Inventories	(3)	(4)	(7)
Prepaid expenses and other current assets	(33)	78	(5)
Accounts payable and other current liabilities	(46)	(10)	(20)
Income taxes payable	10	54	(131)
Net change in operating working capital	(48)	117	(202)
Net Cash Provided by Operating Activities	1,302	1,238	1,186
Cash Flows – Investing Activities
Capital spending	(614)	(609)	(645)
Proceeds from refranchising of restaurants	257	145	140
Acquisition of remaining interest in unconsolidated affiliate, net of cash assumed	(178)	—	—
Acquisition of restaurants from franchisees	(7)	(2)	(38)
Short-term investments	39	12	(36)
Sales of property, plant and equipment	57	81	52
Other, net	(30)	28	(14)
Net Cash Used in Investing Activities	(476)	(345)	(541)
Cash Flows – Financing Activities
Proceeds from issuance of long-term debt	300	—	—
Repayments of long-term debt	(211)	(14)	(371)
Short-term borrowings by original maturity
More than three months – proceeds	236	—	—
More than three months – payments	(54)	—	—
Three months or less, net	4	(34)	—
Revolving credit facilities, three months or less, net	(23)	160	19
Repurchase shares of common stock	(983)	(1,056)	(569)
Excess tax benefit from share-based compensation	62	87	—
Employee stock option proceeds	142	148	200
Dividends paid on common shares	(144)	(123)	(58)
Other, net	(2)	—	—
Net Cash Used in Financing Activities	(673)	(832)	(779)
Effect of Exchange Rate on Cash and Cash Equivalents	8	1	4
Net (Decrease) Increase in Cash and Cash Equivalents	161	62	(130)
Net Increase in Cash and Cash Equivalents of Mainland China for December 2004	—	34	—
Cash and Cash Equivalents – Beginning of Year	158	62	192
Cash and Cash Equivalents – End of Year	$319	$158	$62

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

YUM! Brands, Inc. and Subsidiaries

December 30, 2006 and December 31, 2005

(in millions)

	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$319	$158
Short-term investments	6	43
Accounts and notes receivable, less allowance: $18 in 2006 and $23 in 2005	220	236
Inventories	93	85
Prepaid expenses and other current assets	132	75
Deferred income taxes	57	181
Advertising cooperative assets, restricted	74	77
Total Current Assets	901	855
Property, plant and equipment, net	3,631	3,356
Goodwill	662	538
Intangible assets, net	347	330
Investments in unconsolidated affiliates	138	173
Other assets	369	320
Deferred income taxes	305	225
Total Assets	$6,353	$5,797
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,386	$1,256
Income taxes payable	37	79
Short-term borrowings	227	211
Advertising cooperative liabilities	74	77
Total Current Liabilities	1,724	1,623
Long-term debt	2,045	1,649
Other liabilities and deferred credits	1,147	1,076
Total Liabilities	4,916	4,348

Shareholders’ Equity
Preferred stock, no par value, 250 shares authorized; no shares issued	—	—
Common stock, no par value, 750 shares authorized; 265 shares and 278 shares issued in 2006 and 2005, respectively	—	—
Retained earnings	1,593	1,619
Accumulated other comprehensive loss	(156)	(170)
Total Shareholders’ Equity	1,437	1,449
Total Liabilities and Shareholders’ Equity	$6,353	$5,797

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity and Comprehensive Income

YUM! Brands, Inc. and Subsidiaries

Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004

(in millions, except per share data)

	Issued Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance at December 27, 2003	292	$916	$414	$(210)	$1,120

Net income			740		740
Foreign currency translation adjustment arising during the period				73	73
Minimum pension liability adjustment (net of tax impact of $3 million)				6	6
Comprehensive Income					819
Dividends declared on common shares ($0.30 per common share)			(87)		(87)
Repurchase of shares of common stock	(14)	(569)			(569)
Employee stock option exercises (includes tax impact of $102 million)	12	302			302
Compensation-related events		10			10
Balance at December 25, 2004	290	$659	$1,067	$(131)	$1,595

Net income			762		762
Foreign currency translation adjustment arising during the period				(31)	(31)
Foreign currency translation adjustment included in net income				6	6
Minimum pension liability adjustment (net of tax impact of $8 million)				(15)	(15)
Net unrealized gain on derivative instruments (net of tax impact of $1 million)				1	1
Comprehensive Income					723
Dividends declared on common shares ($0.445 per common share)			(129)		(129)
China December 2004 net income			6		6
Repurchase of shares of common stock	(21)	(969)	(87)		(1,056)
Employee stock option exercises (includes tax impact of $94 million)	9	242			242
Compensation-related events		68			68
Balance at December 31, 2005	278	$—	$1,619	$(170)	$1,449

Adjustment to initially apply SAB No. 108			100		100

Net income			824		824
Foreign currency translation adjustment arising during the period (includes tax impact of $13 million)				59	59
Minimum pension liability adjustment (net of tax impact of $11 million)				17	17
Net unrealized gain on derivative instruments (net of tax impact of $3 million)				5	5
Comprehensive Income					905
Adjustment to initially apply SFAS No. 158 (net of tax impact of $37 million)				(67)	(67)
Dividends declared on common shares ($0.865 per common share)			(234)		(234)
Repurchase of shares of common stock	(20)	(284)	(716)		(1,000)
Employee stock option exercises (includes tax impact of $68 million)	7	210			210
Compensation-related events		74			74
Balance at December 30, 2006	265	$—	$1,593	$(156)	$1,437

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Tabular amounts in millions, except share data)

Note 1 – Description of Business

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell and since May 7, 2002, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”), which were added when we acquired Yorkshire Global Restaurants, Inc. (“YGR”). YUM is the world’s largest quick service restaurant company based on the number of system units, with more than 34,000 units of which approximately 42% are located outside the U.S. in more than 100 countries and territories. YUM was created as an independent, publicly-owned company on October 6, 1997 (the “Spin-off Date”) via a tax-free distribution by our former parent, PepsiCo, Inc. (“PepsiCo”), of our Common Stock (the “Spin-off”) to its shareholders. References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us” or “our.”

Through our widely-recognized Concepts, we develop, operate, franchise and license a system of both traditional and non-traditional quick service restaurants. Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices. Our traditional restaurants feature dine-in, carryout and, in some instances, drive-thru or delivery service. Non-traditional units, which are principally licensed outlets, include express units and kiosks which have a more limited menu and operate in non-traditional locations like airports, gasoline service stations, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. We also operate multibrand units, where two or more of our Concepts are operated in a single unit. In addition, we continue to pursue the multibrand combination of Pizza Hut and WingStreet, a flavored chicken wings concept we have developed.

In 2005, we began reporting information for our international business in two separate operating segments as a result of changes to our management reporting structure. The China Division includes mainland China (“China”), Thailand and KFC Taiwan, and the International Division includes the remainder of our international operations. While this reporting change did not impact our consolidated results, segment information for 2004 was restated to be consistent with the current period presentation.

Beginning in 2005, we also changed the China business reporting calendar to more closely align the timing of the reporting of its results of operations with our U.S. business. Previously our China business, like the rest of our international businesses, closed one month (or one period for certain of our international businesses) earlier than YUM’s period end date to facilitate consolidated reporting. To maintain comparability of our consolidated results of operations, amounts related to our China business for December 2004 have not been reflected in our Consolidated Statements of Income and net income for the China business for the one month period ended December 31, 2004 was recognized as an adjustment directly to consolidated retained earnings in the year ended December 31, 2005. Our consolidated results of operations for the years ended December 30, 2006 and December 31, 2005 both include the results of operations of the China business for the months of January through December. Our consolidated results of operations for the year ended December 25, 2004 continue to include the results of operations of the China business for the months of December 2003 through November 2004 as previously reported.

For the month of December 2004 the China business had revenues of $79 million and net income of $6 million. As mentioned previously, neither of these amounts is included in our Consolidated Statement of Income for the year ended December 31, 2005 and the net income figure was credited directly to retained earnings in the first quarter of 2005. Net income for the month of December 2004 was negatively impacted by costs incurred in preparation of opening a significant number of new stores in early 2005 as well as increased advertising expense, all of which was recorded in December’s results of operations. Additionally, the net increase in cash for the China business in December 2004 has been presented as a single line item on our Consolidated Statement of Cash Flows for the year ended December 31, 2005. The $34 million net increase in cash was primarily attributable to short-term borrowings for working capital purposes, a majority of which were repaid prior to the end of the China business’ first quarter of 2006.

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

We participate in various advertising cooperatives with our franchisees and licensees established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising cooperatives are required for both company operated and franchise restaurants and are generally based on a percent of restaurant sales. In certain of these cooperatives we possess majority voting rights, and thus control and consolidate the cooperatives. We report all assets and liabilities of these advertising cooperatives that we consolidate as advertising cooperative assets, restricted and advertising cooperative liabilities in the Consolidated Balance Sheet. The advertising cooperatives assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for selected purposes and are considered restricted. The advertising cooperative liabilities represent the corresponding obligation arising from the receipt of the contributions to purchase advertising and promotional programs. As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions. Thus, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue,” we do not reflect franchisee and licensee contributions to these cooperatives in our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

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

We also possess variable interests in certain purchasing cooperatives we have formed along with representatives of the franchisee groups of each of our Concepts. These purchasing cooperatives were formed for the purpose of purchasing certain restaurant products and equipment in the U.S. Our equity ownership in each cooperative is generally proportional to our percentage ownership of the U.S. system units for the Concept. We account for our investments in these purchasing cooperatives using the cost method, under which our recorded balances were not significant at December 30, 2006 or December 31, 2005.

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

Reclassifications. We have reclassified certain items in the accompanying Consolidated Financial Statements and Notes thereto for prior periods to be comparable with the classification for the fiscal year ended December 30, 2006. These reclassifications had no effect on previously reported net income.

The most significant reclassification we made was related to the presentation of deferred taxes on our Consolidated Balance Sheet at December 31, 2005. Previously, deferred tax assets and liabilities were netted for all tax jurisdictions outside of the U.S. Due to the implementation of new tax accounting software, we netted our deferred tax assets and liabilities at the individual tax jurisdiction level outside the U.S. at December 30, 2006. We reclassified certain amounts on our Consolidated Balance Sheet at December 31, 2005 to be consistent with this presentation which resulted in an increase to both current deferred income tax assets and liabilities of $18 million and an increase to both long term deferred income tax assets and liabilities of $87 million.

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

We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe that our franchisees or licensees are unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Net provisions for uncollectible franchise and license receivables of $2 million, $3 million and $1 million were included in franchise and license expense in 2006, 2005 and 2004, respectively.

Revenue Recognition. Our revenues consist of sales by Company operated restaurants and fees from our franchisees and licensees. Revenues from Company operated restaurants are recognized when payment is tendered at the time of sale. We recognize initial fees received from a franchisee or licensee as revenue when we have performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store. We recognize continuing fees based upon a percentage of franchisee and licensee sales as earned. We recognize renewal fees when a renewal agreement with a franchisee or licensee becomes effective. We include initial fees collected upon the sale of a restaurant to a franchisee in refranchising (gain) loss.

Direct Marketing Costs. We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown. Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant. To the extent we participate in advertising cooperatives, we expense our contributions as incurred. Our advertising expenses were $492 million, $497 million and $458 million in 2006, 2005 and 2004, respectively. We report substantially all of our direct marketing costs in occupancy and other operating expenses.

Research and Development Expenses. Research and development expenses, which we expense as incurred, are reported in G&A expenses. Research and development expenses were $33 million, $33 million and $26 million in 2006, 2005 and 2004, respectively.

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

We account for exit or disposal activities, including store closures, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Store closure costs include costs of disposing of the assets as well as other facility-related expenses from previously closed stores. These store closure costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, if any. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in store closure costs. To the extent we sell assets, primarily land, associated with a closed store, any gain or loss upon that sale is also recorded in store closure costs (income).

Refranchising (gain) loss includes the gains or losses from the sales of our restaurants to new and existing franchisees and the related initial franchise fees, reduced by transaction costs. In executing our refranchising initiatives, we most often offer groups of restaurants. We classify restaurants as held for sale and suspend depreciation and amortization when (a) we make a decision to refranchise; (b) the stores can be immediately removed from operations; (c) we have begun an active program to locate a buyer; (d) significant changes to the plan of sale are not likely; and (e) the sale is probable within one year. We recognize estimated losses on refranchisings when the restaurants are classified as held for sale. We also recognize as refranchising loss impairment associated with stores we have offered to refranchise for a price less than their carrying value, but do not believe have met the criteria to be classified as held for sale. We recognize gains on restaurant refranchisings when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity, and we are satisfied that the franchisee can meet its financial obligations. If the criteria for gain recognition are not met, we defer the gain to the extent we have a remaining financial exposure in connection with the sales transaction. Deferred gains are recognized when the gain recognition criteria are met or as our financial exposure is reduced. When we make a decision to retain a store, or group of stores, previously held for sale, we revalue the store at the lower of its (a) net book value at our original sale decision date less normal depreciation and amortization that would have been recorded during the period held for sale or (b) its current fair market value. This value becomes the store’s new cost basis. We record any difference between the store’s carrying amount and its new cost basis to refranchising gain (loss).

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, sublease income and refranchising proceeds. Accordingly, actual results could vary significantly from our estimates.

Impairment of Investments in Unconsolidated Affiliates. We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary. In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses. We recorded no impairment associated with our investments in unconsolidated affiliates during the years ended December 30, 2006, December 31, 2005 and December 25, 2004.

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

We have also issued guarantees as a result of assigning our interest in obligations under operating leases as a condition to the refranchising of certain Company restaurants. Such guarantees are subject to the requirements of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). We recognize a liability for the fair value of such lease guarantees under SFAS 145 upon refranchising and upon any subsequent renewals of such leases when we remain contingently liable. The related expense in both instances is included in refranchising gain (loss).

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

Prior to fiscal year 2006, we capitalized rent while we were constructing a restaurant even if such construction period was subject to a rent holiday. Such capitalized rent was then expensed on a straight-line basis over the remaining term of the lease upon opening of the restaurant. Effective January 1, 2006 as required by FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”), we began expensing rent associated with leased land or buildings for construction periods whether rent was paid or we were subject to a rent holiday. The adoption of FSP 13-1 did not significantly impact our results of operations in 2006 and we do not anticipate significant future impact.

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

Goodwill and Intangible Assets. The Company accounts for acquisitions of restaurants from franchisees and other acquisitions of businesses that may occur from time to time in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Goodwill in such acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets, and liabilities assumed. SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. We base amounts assigned to goodwill and other identifiable intangible assets on independent appraisals or internal estimates.

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

In accordance with the requirements of SFAS 142, goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are our operating segments in the U.S. (see Note 21) and our business management units internationally (typically individual countries). We evaluate goodwill and indefinite lived assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairments might exist. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. We generally estimate fair value based on discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill. For 2006, 2005 and 2004, there was no impairment of goodwill identified during our annual impairment testing.

For indefinite-lived intangible assets, our impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future cash flows associated with the intangible asset. We also perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. No impairment of indefinite-lived intangible assets was recorded in 2006, 2005 or 2004.

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

Share-Based Employee Compensation. In the fourth quarter 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), superseded APB 25, “Accounting for Stock Issued to Employees” and related interpretations and amended SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS 123R are similar to those of SFAS 123, however, SFAS 123R requires all new, modified and unvested share-based payments to employees, including grants of employee stock options and stock appreciation rights (“SARs”), be recognized in the financial statements as compensation cost over the service period based on their fair value on the date of grant. Compensation cost is recognized over the service period on a straight-line basis for the fair value of awards that actually vest.

We adopted SFAS 123R using the modified retrospective application transition method effective September 4, 2005, the beginning of our 2005 fourth quarter. As permitted by SFAS 123R, we applied the modified retrospective application transition method to the beginning of the fiscal year of adoption (our fiscal year 2005). As such, the results for the first three fiscal quarters of 2005 were required to be adjusted to recognize the compensation cost previously reported in the pro forma footnote disclosures under the provisions of SFAS 123. However, years prior to 2005 were not restated.

The adoption of SFAS 123R resulted in a decrease in operating profit, the associated income tax benefits and a decrease in net income as shown below. Additionally, cash flows from operating activities decreased $62 million and $87 million in 2006 and 2005, respectively, and cash flows from financing activities increased $62 million and $87 million in 2006 and 2005, respectively.

	2006	2005
Payroll and employee benefits	$9	$10
General and administrative expense	51	48
Operating profit	60	58
Income tax benefit	(21)	(20)
Net income impact	$39	$38

Prior to 2005, all share-based payments were accounted for under the recognition and measurement principles of APB 25 and its related interpretations. Accordingly, no expense was reflected in the Consolidated Statements of Income for stock options, as all stock options granted had an exercise price equal to the market value of our underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all share-based payments for 2004.

2004
Net Income, as reported	$740
Add: Compensation expense included in reported net income, net of related tax	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40)
Net income, pro forma	703
Basic Earnings per Common Share
As reported	$2.54
Pro forma	2.42
Diluted Earnings per Common Share
As reported	$2.42
Pro forma	2.30

Derivative Financial Instruments. We do not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use. Our use of derivative instruments has included interest rate swaps and collars, treasury locks and foreign currency forward contracts. These derivative contracts are entered into with financial institutions.

We account for these derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 133 requires that all derivative instruments be recorded on the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recorded in the results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately. See Note 14 for a discussion of our use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information.

Common Stock Share Repurchases. From time to time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors. Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated. Additionally, our Common Stock has no par or stated value. Accordingly, we record the full value of share repurchases against Common Stock except when to do so would result in a negative balance in our Common Stock account. In such instances, on a period basis, we record the cost of any further share repurchases as a reduction in retained earnings. Due to the large number of share repurchases and the increase in our Common Stock market value over the past several years, our Common Stock balance is frequently zero at the end of any period. Accordingly, $716 million and $87 million in share repurchases were recorded as a reduction in retained earnings in 2006 and 2005, respectively. We have no legal restrictions on the payment of dividends. See Note 19 for additional information.

Pension and Post-Retirement Medical Benefits. In the fourth quarter of 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158

amends SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” (“SFAS 88”), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

SFAS 158 required the Company to recognize the funded status of its pension and post-retirement plans in the December 30, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Gains or losses and prior service costs or credits that arise in future years will be recognized as a component of other comprehensive income to the extent they have not been recognized as a component of net periodic benefit cost pursuant to SFAS 87 or SFAS 106.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s Consolidated Balance Sheet at December 30, 2006 are presented as follows. The adoption of SFAS 158 had no impact on the Consolidated Statement of Income.

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Intangible assets, net	$350	$(3)	$347
Deferred income taxes	268	37	305
Total assets	6,319	34	6,353
Accounts payable and other current liabilities	1,384	2	1,386
Other liabilities and deferred credits	1,048	99	1,147
Total liabilities	4,815	101	4,916
Accumulated other comprehensive loss	(89)	(67)	(156)
Total stockholders’ equity	1,504	(67)	1,437

SFAS 158 also requires measurement of the funded status of pension and postretirement plans as of the date of a Company’s fiscal year end effective in the year ended 2008. Certain of our plans currently have measurement dates that do not coincide with our fiscal year end and thus we will be required to change their measurement dates in 2008.

Quantification of Misstatements. In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. SAB 108 requires that registrants quantify a current year misstatement using an approach that considers both the impact of prior year misstatements that remain on the balance sheet and those that were recorded in the current year income statement. Historically, we quantified misstatements and assessed materiality based on a current year income statement approach. We were required to adopt SAB 108 in the fourth quarter of 2006.

The transition provisions of SAB 108 permit uncorrected prior year misstatements that were not material to any prior periods under our historical income statement approach but that would have been material under the dual approach of SAB 108 to be corrected in the carrying amounts of assets and liabilities at the beginning of 2006 with the offsetting adjustment to retained earnings for the cumulative effect of misstatements. We have adjusted certain balances in the accompanying Consolidated Financial Statements at the beginning of 2006 to correct the misstatements discussed below which we considered to be immaterial in prior periods under our historical approach. The impact of the January 1, 2006 cumulative effect adjustment, net of any income tax effect, was an increase to retained earnings as follows:

Deferred Tax Liabilities Adjustments	$79
Reversal of Unallocated Reserve	6
Non-GAAP Conventions	15
Net Increase to January 1, 2006 Retained Earnings	$100

Deferred Taxes Our opening Consolidated Balance Sheet at Spin-off included significant deferred tax assets and liabilities. Over time we have determined that deferred tax liability amounts were recorded in excess of those necessary to reflect our temporary differences.

Unallocated Reserves A reserve was established in 1999 equal to certain out of year corrections recorded during that year such that there was no misstatement under our historical approach. No adjustments have been recorded to this reserve since its establishment and we do not believe the reserve is required.

Non-GAAP Accounting Conventions Prior to 2006, we used certain non-GAAP conventions to account for capitalized interest on restaurant construction projects, the leases of our Pizza Hut United Kingdom unconsolidated affiliate and certain state tax benefits. The net income statement impact on any given year from the use of these non-GAAP conventions was immaterial both individually and in the aggregate under our historical approach. Below is a summary of the accounting policies we adopted effective the beginning of 2006 and the impact of the cumulative effect adjustment under SAB 108, net of any income tax effect. The impact of these accounting policy changes was not significant to our results of operations in 2006.

Interest Capitalization SFAS No. 34, “Capitalization of Interest Cost” requires that interest be capitalized as part of an asset’s acquisition cost. We traditionally have not capitalized interest on individual restaurant construction projects. We increased our 2006 beginning retained earnings balance by approximately $12 million for the estimated capitalized interest on existing restaurants, net of accumulated depreciation.

Lease Accounting by our Pizza Hut United Kingdom Unconsolidated Affiliate Prior to our fourth quarter acquisition of the remaining fifty percent interest in our Pizza Hut United Kingdom unconsolidated affiliate, we accounted for our ownership under the equity method. The unconsolidated affiliate historically accounted for all of its leases as operating and we made no adjustments in recording equity income. We decreased our 2006 beginning retained earnings balance by approximately $4 million to reflect our fifty percent share of the cumulative equity income impact of properly recording certain leases as capital.

Recognition of Certain State Tax Benefits We have historically recognized certain state tax benefits on a cash basis as they were recognized on the respective state tax returns instead of in the year the benefit originated. We increased our 2006 beginning retained earnings by approximately $7 million to recognize these state tax benefits as deferred tax assets.

New Accounting Pronouncements Not Yet Adopted. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006, the year beginning December 31, 2006 for the Company. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. We do not currently anticipate that the adjustment to the opening balance of retained earnings we will record upon adoption of FIN 48 will materially impact our financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company. We are currently reviewing the provisions of SFAS 157 to determine any impact for the Company.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company. We are currently reviewing the provisions of SFAS 159 to determine any impact for the Company.

Note 3 - Earnings Per Common Share (“EPS”)

	2006	2005	2004
Net income	$824	$762	$740
Weighted-average common shares outstanding (for basic calculation)	273	286	291
Effect of dilutive share-based employee compensation	9	12	14
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	282	298	305
Basic EPS	$3.02	$2.66	$2.54
Diluted EPS	$2.92	$2.55	$2.42
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS compensation (a)	0.1	0.5	0.4

(a)

These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because their exercise prices were greater than the average market price of our Common Stock during the year.

Note 4 – Items Affecting Comparability of Net Income

Facility Actions

Refranchising (gain) loss, store closure (income) costs and store impairment charges by reportable segment are as follows:

	2006	2005	2004
U.S.
Refranchising net (gain) loss(a)(b)	$(20)	$(40)	$(14)

Store closure costs (income)	(1)	2	(3)
Store impairment charges	38	44	17
Closure and impairment expenses	$37	$46	$14

International Division
Refranchising net (gain) loss(a)(b)	$(4)	$(3)	$3

Store closure costs (income)	1	(1)	1
Store impairment charges	15	10	19
Closure and impairment expenses	$16	$9	$20

China Division
Refranchising net (gain) loss(a)	$—	$—	$(1)

Store closure costs (income)	(1)	(1)	(1)
Store impairment charges	7	8	5
Closure and impairment expenses	$6	$7	$4

Worldwide
Refranchising net (gain) loss(a) (b)	$(24)	$(43)	$(12)

Store closure costs (income)	(1)	—	(3)
Store impairment charges	60	62	41
Closure and impairment expenses	$59	$62	$38

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)

Includes initial franchise fees in the U.S. of $11 million in 2006, $7 million in 2005 and $2 million in 2004, and in the International Division of $6 million in 2006, $3 million in 2005 and $8 million in 2004. See Note 7.

The following table summarizes the 2006 and 2005 activity related to reserves for remaining lease obligations for closed stores.

	Beginning Balance	Amounts Used	New Decisions	Estimate/Decision Changes	Other	Ending Balance

2005 Activity	$43	(13)	14	—	—	$44

2006 Activity	$44	(17)	8	1	—	$36

Assets held for sale at December 30, 2006 and December 31, 2005 total $13 million and $11 million, respectively, of U.S. property, plant and equipment, primarily land, on which we previously operated restaurants and are included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

Wrench Litigation

In fiscal year 2003, we recorded a charge of $42 million related to a lawsuit filed against Taco Bell Corp. (the “Wrench litigation”). Income of $14 million was recorded for 2004 reflecting settlements associated with the Wrench litigation for amounts less than previously accrued as well as related insurance recoveries. We recorded income of $2 million in 2005 from a settlement with an insurance carrier related to the Wrench litigation. We continue to pursue additional recoveries which, if any, will be recorded as realized.

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

Income of $1 million, $2 million and $16 million was recorded as AmeriServe and other charges (credits) for 2006, 2005 and 2004, respectively. These amounts primarily resulted from cash recoveries related to the AmeriServe bankruptcy reorganization process.

Note 5 – Supplemental Cash Flow Data

	2006	2005	2004
Cash Paid For:
Interest	$185	$132	$146
Income taxes	304	232	276

Significant Non-Cash Investing and Financing Activities: Assumption of capital leases related to the acquisition of restaurants from franchisees	$—	$—	$8
Capital lease obligations incurred to acquire assets	9	7	13

Additionally, we assumed the full liability associated with capital leases of $95 million and short-term borrowings of $23 million when we acquired the remaining fifty percent ownership interest of our Pizza Hut United Kingdom unconsolidated affiliate (See Note 6). Previously, our fifty percent share of these liabilities were reflected in our Investment in unconsolidated affiliate balance under the equity method of accounting and were not presented as liabilities on our Consolidated Balance Sheet.

Note 6 - Pizza Hut United Kingdom Acquisition

On September 12, 2006, we completed the acquisition of the remaining fifty percent ownership interest of our Pizza Hut United Kingdom (“U.K.”) unconsolidated affiliate for $187 million in cash, including transaction costs and prior to $9 million of cash assumed. This unconsolidated affiliate owned more than 500 restaurants in the U.K.

The acquisition was driven by growth opportunities we see in the market and the desire of our former partner in the unconsolidated affiliate to refocus its business to other industry sectors. Prior to this acquisition, we accounted for our ownership interest under the equity method of accounting. Our Investment in unconsolidated affiliate balance for the Pizza Hut U.K. unconsolidated affiliate was $58 million at the date of this acquisition.

Subsequent to the acquisition we consolidated all of the assets and liabilities of Pizza Hut U.K. These assets and liabilities were valued at fifty percent of their historical carrying value and fifty percent of their fair value upon acquisition. We have preliminarily assigned fair values such that assets and liabilities recorded for Pizza Hut U.K. at the acquisition date were as follows:

Current assets, including cash of $9	$27
Property, plant and equipment	340
Intangible assets	19
Goodwill	117
Total assets acquired	503

Current liabilities, other than capital lease obligations and short-term borrowings	102
Capital lease obligation, including current portion	95
Short-term borrowings	23
Other long-term liabilities	38
Total liabilities assumed	258
Net assets acquired (cash paid and investment allocated)	$245

All of the $19 million in intangible assets (primarily reacquired franchise rights) are subject to amortization with a weighted average life of approximately 18 years. The $117 million in goodwill is not expected to be deductible for income tax purposes and will be allocated to the International Division in its entirety.

Under the equity method of accounting, we reported our fifty percent share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Consolidated Statements of Income. We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate. From the date of the acquisition through December 4, 2006 (the end of our fiscal year for Pizza Hut U.K.), we reported Company sales and the associated restaurant costs, general and administrative expense, interest expense and income taxes associated with the restaurants previously owned by the unconsolidated affiliate in the appropriate line items of our Consolidated Statements of Income. We no longer recorded franchise fee income for the restaurants previously owned by the unconsolidated affiliate nor did we report other income under the equity method of accounting. As a result of this acquisition, company sales and restaurant profit increased $164 million and $16 million, respectively, franchise fees decreased $7 million and G&A expenses increased $8 million compared to the year ended December 31, 2005. The impacts on operating profit and net income were not significant.

If the acquisition had been completed as of the beginning of the years ended December 30, 2006 and December 31, 2005, pro forma Company sales and franchise and license fees would have been as follows:

	2006	2005
Company sales	$8,886	$8,944
Franchise and license fees	$1,176	$1,095

The pro forma impact of the acquisition on net income and diluted earnings per share would not have been significant in 2006 and 2005. The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of each of these periods nor is it necessarily indicative of future results.

Note 7 – Franchise and License Fees

	2006	2005	2004
Initial fees, including renewal fees	$57	$51	$43
Initial franchise fees included in refranchising gains	(17)	(10)	(10)
	40	41	33
Continuing fees	1,156	1,083	986
	$1,196	$1,124	$1,019

Note 8 – Other (Income) Expense

	2006	2005	2004
Equity income from investments in unconsolidated affiliates	$(51)	$(51)	$(54)
Gain upon sale of investment in unconsolidated affiliate (a)	(2)	(11)	—
Recovery from supplier(b)	—	(20)	—
Contract termination charge (c)	8	—	—
Foreign exchange net (gain) loss and other	(6)	2	(1)
Other (income) expense	$(51)	$(80)	$(55)

(a) Reflects net gains related to the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity, principally for cash. This transaction has generated net gains of approximately $13 million for YUM as cumulative cash proceeds (net of expenses) of approximately $27 million from the sale of our interest in the entity exceeded our recorded investment in this unconsolidated affiliate.

(b) Relates to a financial recovery from a supplier ingredient issue in mainland China totaling $24 million, $4 million of which was recognized through equity income from investments in unconsolidated affiliates. Our KFC business in mainland China was negatively impacted by the interruption of product offerings and negative publicity associated with a supplier ingredient issue experienced in late March 2005. During 2005, we entered into agreements with the supplier for a partial recovery of our losses.

(c) Reflects an $8 million charge associated with the termination of a beverage agreement in the United States segment.

Note 9 - Property, Plant and Equipment, net

	2006	2005
Land	$541	$567
Buildings and improvements	3,449	3,094
Capital leases, primarily buildings	221	126
Machinery and equipment	2,566	2,399
	6,777	6,186
Accumulated depreciation and amortization	(3,146)	(2,830)
	$3,631	$3,356

Depreciation and amortization expense related to property, plant and equipment was $466 million, $459 million and $434 million in 2006, 2005 and 2004, respectively.

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	U.S.	International Division	China Division	Worldwide
Balance as of December 25, 2004	$395	$100	$58	$553
Acquisitions	—	1	—	1
Disposals and other, net(a)	(11)	(5)	—	(16)
Balance as of December 31, 2005	$384	$96	$58	$538
Acquisitions	—	123	—	123
Disposals and other, net(a)	(17)	18	—	1
Balance as of December 30, 2006	$367	$237	$58	$662

(a) Disposals and other, net for the International Division primarily reflects the impact of foreign currency translation on existing balances. Disposals and other, net for the U.S. Division, primarily reflects goodwill write-offs associated with refranchising.

Intangible assets, net for the years ended 2006 and 2005 are as follows:

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Franchise contract rights	$153	$(66)	$144	$(59)
Trademarks/brands	220	(18)	208	(9)
Favorable operating leases	15	(10)	18	(14)
Reacquired franchise rights(a)	18	—	—	—
Pension-related intangible(b)	—	—	7	—
Other	5	(1)	5	(1)
	$411	$(95)	$382	$(83)

Unamortized intangible assets
Trademarks/brands	$31		$31

(a)	Increase is primarily due to the acquisition of the remaining fifty percent interest in our former Pizza Hut U.K. unconsolidated affiliate.
(b)	Subsequent to the adoption of SFAS 158 a pension-related intangible asset is no longer recorded. See Note 2 for further discussion.

We have recorded intangible assets through past acquisitions representing the value of our KFC, LJS and A&W trademarks/brands. The value of a trademark/brand is determined based upon the value derived from the royalty we avoid, in the case of Company stores, or receive, in the case of franchise and licensee stores, for the use of the trademark/brand. We have determined that our KFC trademark/brand intangible asset has an indefinite life and therefore is not amortized. We have determined that our LJS and A&W trademarks/brands are subject to amortization and are being amortized over their expected useful lives which are currently thirty years.

On March 24, 2006, we finalized an agreement with Rostik’s Restaurant Ltd. (“RRL”), a franchisor and operator of a chicken chain in Russia known as Rostik’s, under which we acquired the Rostik’s brand and associated intellectual property for $15 million. We will also provide financial support, including loans and guarantees, up to $30 million to support future development by RRL in Russia, an insignificant amount of which has been incurred as of December 30, 2006. This agreement also includes a put/call option that may be exercised, subject to certain conditions, between the fifth and seventh year whereby ownership of then existing restaurants would be transferred to YRI. The majority of the purchase price of $15 million was allocated to the trademarks acquired for the International Division and will be amortized over a period of seven years.

Amortization expense for all definite-lived intangible assets was $15 million in 2006, $13 million in 2005 and $8 million in 2004. Amortization expense for definite-lived intangible assets will approximate $17 million annually in 2007 through 2011.

Note 11 – Accounts Payable and Other Current Liabilities

	2006	2005
Accounts payable	$554	$473
Accrued compensation and benefits	302	274
Dividends payable	119	32
Other current liabilities	411	477
	$1,386	$1,256

Note 12 – Short-term Borrowings and Long-term Debt

	2006	2005
Short-term Borrowings
Unsecured Term Loans, expire January 2007	$183	$—
Current maturities of long-term debt	16	211
Other	28	—
	$227	$211

Long-term Debt
Unsecured International Revolving Credit Facility, expires November 2010	$174	$180
Unsecured Revolving Credit Facility, expires September 2009	—	—
Senior, Unsecured Notes, due April 2006	—	200
Senior, Unsecured Notes, due May 2008	251	251
Senior, Unsecured Notes, due April 2011	646	646
Senior, Unsecured Notes, due July 2012	399	398
Senior, Unsecured Notes, due April 2016	300	—
Capital lease obligations (See Note 13)	228	114
Other, due through 2019 (11%)	76	77
	2,074	1,866
Less current maturities of long-term debt	(16)	(211)
Long-term debt excluding SFAS 133 adjustment	2,058	1,655
Derivative instrument adjustment under SFAS 133 (See Note 14)	(13)	(6)
Long-term debt including SFAS 133 adjustment	$2,045	$1,649

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”), which matures in September 2009. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios. The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, aggregate non-U.S. investment and certain other transactions as specified in the agreement. We were in compliance with all debt covenants at December 30, 2006.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit less outstanding letters of credit. At December 30, 2006, our unused Credit Facility totaled $778 million, net of outstanding letters of credit of $222 million. There were no borrowings under the Credit Facility at December 30, 2006. The interest rate for borrowings under the Credit Facility ranges from 0.35% to 1.625% over the London Interbank Offered Rate (“LIBOR”) or 0.00% to 0.20% over an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly. In 2006, 2005 and 2004, we expensed facility fees of approximately $3 million, $2 million and $4 million, respectively.

In November 2005, we executed a five-year revolving credit facility totaling $350 million (the “International Credit Facility” or “ICF”) on behalf of three of our wholly owned international subsidiaries. The ICF is unconditionally guaranteed by YUM and by YUM’s principal domestic subsidiaries and contains covenants substantially identical to those of the Credit Facility. We were in compliance with all debt covenants at the end of 2006.

There were borrowings of $174 million and available credit of $176 million outstanding under the ICF at the end of 2006. The interest rate for borrowings under the ICF ranges from 0.20% to 1.20% over LIBOR or 0.00% to 0.20% over a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%. The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

In 2006, we executed two short-term borrowing arrangements (the “Term Loans”) on behalf of the International Division. There were borrowings of $183 million outstanding at the end of 2006 under the Term Loans, both of which expired and were repaid in the first quarter of 2007.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes. Amounts outstanding under Senior Unsecured Notes were $1.6 billion at December 30, 2006. The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. These amounts include $300 million aggregate principal amount of 6.25% Senior Unsecured Notes that were issued in April 2006 and are due on April 15, 2016 (the “2006 Notes”). We used $200 million of the proceeds from the 2006 Notes to repay our 8.5% Senior Unsecured Notes that matured in April 2006 and the remainder for general corporate purposes.

In anticipation of issuing the 2006 Notes, we entered into treasury locks during the quarter ended March 25, 2006 with aggregate notional amounts of $250 million to hedge the risk of changes in future interest payments attributable to changes in United States Treasury rates prior to issuance of the 2006 Notes. As these treasury locks were designated and effective in offsetting this variability in cash flows associated with the future interest payments, the resulting gain from settlement of these treasury locks of approximately $8 million is being amortized over the ten year life of the 2006 Notes as a reduction in interest expense. See Note 14 for further discussion.

The following table summarizes all Senior Unsecured Notes issued that remain outstanding at December 30, 2006:

			Interest Rate
Issuance Date(a)	Maturity Date	Principal Amount (in millions)	Stated	Effective(b)
May 1998	May 2008	250	7.65%	7.81%
April 2001	April 2011	650	8.88%	9.20%
June 2002	July 2012	400	7.70%	8.04%
April 2006	April 2016	300	6.25%	6.41%

(a)	Interest payments commenced six months after issuance date and are payable semi-annually thereafter.

(b)

Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks. Excludes the effect of any interest rate swaps as described in Note 14.

The annual maturities of short-term borrowings and long-term debt as of December 30, 2006, excluding capital lease obligations of $228 million and derivative instrument adjustments of $13 million, are as follows:

Year ended:
2007	$213
2008	252
2009	3
2010	178
2011	654
Thereafter	761
Total	$2,061

Interest expense on short-term borrowings and long-term debt was $172 million, $147 million and $145 million in 2006, 2005 and 2004, respectively.

Note 13 – Leases

At December 30, 2006 we operated more than 7,700 restaurants, leasing the underlying land and/or building in more than 5,800 of those restaurants with our commitments expiring at various dates through 2087. We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment. We do not consider any of these individual leases material to our operations. Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

	Commitments		Less Receivables
	Capital	Operating	Direct Financing	Operating
2007	$20	$438	$3	$39
2008	20	398	3	34
2009	20	359	4	30
2010	19	327	4	29
2011	19	291	4	25
Thereafter	205	1,793	29	138
	$303	$3,606	$47	$295

At December 30, 2006 and December 31, 2005, the present value of minimum payments under capital leases was $228 million and $114 million, respectively. At December 30, 2006 and December 31, 2005, unearned income associated with direct financing lease receivables was $24 million and $38 million, respectively.

The details of rental expense and income are set forth below:

	2006	2005	2004
Rental expense
Minimum	$ 412	$ 380	$ 376
Contingent	62	51	49
	$ 474	$ 431	$ 425
Minimum rental income	$ 21	$ 24	$ 27

Note 14 - Financial Instruments

Interest Rate Derivative Instruments. We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our debt. Under the contracts, we agree with other parties to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount. At both December 30, 2006 and December 31, 2005, interest rate derivative instruments outstanding had notional amounts of $850 million. These swaps have reset dates and floating rate indices which match those of our underlying fixed-rate debt and have been designated as fair value hedges of a portion of that debt. As the swaps qualify for the short-cut method under SFAS 133, no ineffectiveness has been recorded. The fair value of these swaps as of December 30, 2006 was a liability of approximately $15 million, which has been included in Other liabilities and deferred credits. The net fair value of these swaps as of December 31, 2005 was a net liability of approximately $5 million, of which $4 million and $9 million were included in Other assets and Other liabilities and deferred credits, respectively. The portion of this fair value which has not yet been recognized as an addition to interest expense at December 30, 2006 and December 31, 2005 has been included as a reduction to long-term debt ($13 million and $6 million, respectively).

Foreign Exchange Derivative Instruments. We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables. The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables. For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item. No material ineffectiveness was recognized in 2006, 2005 or 2004 for those foreign currency forward contracts designated as cash flow hedges.

Deferred Amounts in Accumulated Other Comprehensive Income (Loss). As of December 30, 2006, we had a net deferred gain associated with cash flow hedges of approximately $4 million, net of tax. The gain, which primarily arose from the settlement of treasury locks entered into prior to the issuance of certain amounts of our fixed-rate debt, is being reclassified into earnings through 2016 as a decrease to interest expense on this debt. See Note 12 for discussion of the current year settlement of the treasury locks associated with the 2006 Notes.

Credit Risks. Credit risk from interest rate swaps and foreign currency forward contracts is dependent both on movement in interest and currency rates and the possibility of non-payment by counterparties. We mitigate credit risk by entering into these agreements with high-quality counterparties, and settle swap and forward rate payments on a net basis.

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

Fair Value. At December 30, 2006 and December 31, 2005, the fair values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The fair value of notes receivable approximates the carrying value after consideration of recorded allowances.

The carrying amounts and fair values of our other financial instruments subject to fair value disclosures are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt, excluding capital leases and the derivative instrument adjustments	$2,057	$2,230	$1,752	$1,931
Debt-related derivative instruments:
Open contracts in a net asset (liability) position	(15)	(15)	(5)	(5)
Foreign currency-related derivative instruments:
Open contracts in a net asset (liability) position	(7)	(7)	—	—
Lease guarantees	19	28	16	27
Guarantees supporting financial arrangements of certain franchisees and other third parties	7	7	7	7
Letters of credit	—	1	—	1

We estimated the fair value of debt, debt-related derivative instruments, foreign currency-related derivative instruments, guarantees and letters of credit using market quotes and calculations based on market rates.

Note 15 – Pension and Postretirement Medical Benefits

The following disclosures reflect our fourth quarter adoption of the recognition and disclosure provisions of SFAS 158 as discussed in Note 2.

Pension Benefits. We sponsor noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees. The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other U.S. plan are paid by the Company as incurred. During 2001, the plans covering our U.S. salaried employees were amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans. Benefits are based on years of service and earnings or stated amounts for each year of service. We also sponsor various defined benefit pension plans covering certain of our non-U.S. employees, the most significant of which are in the U.K. (including a plan for Pizza Hut U.K. employees that was sponsored by our unconsolidated affiliate prior to our acquisition of the remaining fifty percent interest in the unconsolidated affiliate in 2006). Our plans in the U.K. have previously been amended such that new participants are not eligible to participate in these plans.

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our U.S. pension plans and significant International pension plans based on actuarial valuations prepared as of a measurement date of September 30, 2006 and 2005, with the exception of the Pizza Hut U.K. pension plan where such information is presented as of a measurement date of November 30, 2006.

	U.S. Pension Plans		International Pension Plans
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$815	$700	$57	$44
Service cost	34	33	5	3
Interest cost	46	43	4	2
Participant contributions	—	—	1	1
Plan amendments	(3)	—	—	—
Acquisitions (a)	—	—	71	—
Curtailment gain	(1)	(2)	—	—
Exchange rate changes	—	—	14	(4)
Settlement loss	—	1	—	—
Benefits and expenses paid	(29)	(33)	(1)	(1)
Actuarial (gain) loss	2	73	1	12
Benefit obligation at end of year	$864	$815	$152	$57
Change in plan assets
Fair value of plan assets at beginning of year	$610	$518	$39	$32
Actual return on plan assets	60	63	6	7
Employer contributions	35	64	19	3
Participant contributions	—	—	1	1
Acquisitions (a)	—	—	40	—
Benefits paid	(29)	(33)	(1)	(1)
Exchange rate changes	—	—	13	(3)
Administrative expenses	(3)	(2)	—	—
Fair value of plan assets at end of year	$673	$610	$117	$39

Funded status at end of year	$(191)	$(205)	$(35)	$(18)
Employer contributions(b)	—	10	—	—
Unrecognized actuarial loss	—	256	—	16
Unrecognized prior service cost	—	6	—	—
Net amount recognized at year-end	$(191)	$67	$(35)	$(2)

(a)	Relates to the acquisition of the remaining fifty percent interest in our Pizza Hut U.K. unconsolidated affiliate in 2006.
(b)	Reflects contributions made between the measurement date and year-ending date for 2005.

Amounts recognized in the Consolidated Balance Sheet at December 30, 2006:
Accrued benefit liability – current	$(2)	$—	$—	$—
Accrued benefit liability – non-current	(189)	—	(35)	—
	$(191)	$—	$(35)	$—

Amounts recognized in the Consolidated Balance Sheet at December 31, 2005
Accrued benefit liability	$—	$(116)	$—	$(6)
Intangible asset	—	7	—	—
Accumulated other comprehensive loss	—	176	—	4
	$—	$67	$—	$(2)

Unrecognized actuarial losses of $216 million and $31 million for the U.S. and International pension plans, respectively, are recognized in Accumulated other comprehensive loss at December 30, 2006.

The estimated net loss for the U.S. and International pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2007 is $24 million and $2 million, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
	U.S. Pension Plans		International Pension Plans
	2006	2005	2006	2005
Projected benefit obligation	$864	$815	$152	$57
Accumulated benefit obligation	786	736	130	45
Fair value of plan assets	673	610	117	39

Based on current funding rules, we are not required to make contributions to the Plan in 2007, but we may make discretionary contributions during the year based on our estimate of the Plan’s expected September 30, 2007 funded status. The funding rules for our pension plans outside the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and tax regulations. During 2006, we made a discretionary contribution of approximately $18 million to our KFC U.K. pension plan in anticipation of certain future funding requirements. Since our plan assets approximate our projected benefit obligation at year-end for this plan, we do not anticipate any significant near term funding. The projected benefit obligation of our Pizza Hut U.K. pension plan exceeds plan assets by approximately $35 million. We anticipate taking steps to reduce this deficit in the near term, which could include a decision to partially or completely fund the deficit in 2007.

We do not anticipate any plan assets being returned to the Company during 2007 for any plans.

Components of net periodic benefit cost:

	U.S. Pension Plans			International Pension Plans(d)
Net periodic benefit cost	2006	2005	2004	2006	2005	2004
Service cost	$34	$33	$32	$5	$3	$3
Interest cost	46	43	39	4	2	2
Amortization of prior service cost(a)	3	3	3	—	—	—
Expected return on plan assets	(47)	(45)	(40)	(4)	(2)	(2)
Amortization of net loss	30	22	19	1	—	—
Net periodic benefit cost	$66	$56	$53	$6	$3	$3
Additional loss recognized due to: Curtailment (b)	$—	1	—	—	—	—
Settlement (c)	$—	3	—	—	—	—

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.
(b)	Curtailment losses have been recognized as refranchising losses as they have resulted primarily from refranchising activities.
(c)	Settlement loss results from benefit payments from a non-funded plan exceeding the sum of the service cost and interest cost for that plan during the year.
(d)

Excludes pension expense for the Pizza Hut U.K. pension plan of $4 million, $4 million and $3 million in 2006, 2005 and 2004, respectively, related to periods prior to our acquisition of the remaining fifty percent interest in the unconsolidated affiliate.

Weighted-average assumptions used to determine benefit obligations at the measurement dates:

	U.S. Pension Plans		International Pension Plans
	2006	2005	2006	2005
Discount rate	5.95%	5.75%	5.00%	5.00%
Rate of compensation increase	3.75%	3.75%	3.77%	4.00%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:

	U.S. Pension Plans			International Pension Plans
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.15%	6.25%	5.00%	5.50%	5.30%
Long-term rate of return on plan assets	8.00%	8.50%	8.50%	6.70%	7.00%	7.00%
Rate of compensation increase	3.75%	3.75%	3.75%	3.85%	4.00%	4.00%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

Plan Assets

Our pension plan weighted-average asset allocations at the measurement dates, by asset category are set forth below:

	U.S. Pension Plans		International Pension Plans
Asset Category	2006	2005	2006	2005
Equity securities	70%	71%	80%	77%
Debt securities	30	29	20	23
Total	100%	100%	100%	100%

Our primary objectives regarding the Plan’s assets, which make up 85% of pension plan assets at the 2006 measurement dates, are to optimize return on assets subject to acceptable risk and to maintain liquidity, meet minimum funding requirements and minimize plan expenses. To achieve these objectives, we have adopted a passive investment strategy in which the asset performance is driven primarily by the investment allocation. Our target investment allocation is 70% equity securities and 30% debt securities, consisting primarily of low cost index mutual funds that track several sub-categories of equity and debt security performance. The investment strategy is primarily driven by our Plan’s participants’ ages and reflects a long-term investment horizon favoring a higher equity component in the investment allocation.

A mutual fund held as an investment by the Plan includes YUM stock in the amount of $0.3 million at September 30, 2006 and 2005 (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:	U.S. Pension Plans	International Pension Plans
2007	$22	$2
2008	25	2
2009	29	2
2010	32	2
2011	39	2
2012 - 2016	279	10

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on the measurement date and include benefits attributable to estimated further employee service.

Postretirement Medical Benefits

Our postretirement plan provides health care benefits, principally to U.S. salaried retirees and their dependents, and includes retiree cost sharing provisions. During 2001, the plan was amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in this plan. Employees hired prior to September 30, 2001 are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. We fund our postretirement plan as benefits are paid.

At the end of 2006 and 2005, the accumulated postretirement benefit obligation is $68 million and $69 million, respectively. The unrecognized actuarial loss recognized in Accumulated other comprehensive loss is $4 million at the end of 2006. The net periodic benefit cost recorded in 2006, 2005, and 2004 was $6 million, $8 million and $8 million, respectively, the majority of which is interest cost on the accumulated postretirement benefit obligation. The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the postretirement medical plan are identical to those as shown for the U.S. pension plans. Our assumed heath care cost trend rates for the following year as of 2006 and 2005 are 9.0% and 10.0%, respectively, both with an expected ultimate trend rate of 5.5% reached in 2012.

There is a cap on our medical liability for certain retirees. The cap for Medicare eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees is expected to be reached in 2010; once the cap is reached, our annual cost per retiree will not increase. A one-percentage-point increase or decrease in assumed health care cost trend rates would have less than a $1 million impact on total service and interest cost and on the post retirement benefit obligation. The benefits expected to be paid in each of the next five years are approximately $5 million and in aggregate for the five years thereafter are $28 million.

Note 16 –Stock Options and Stock Appreciation Rights

At year-end 2006, we had four stock award plans in effect: the YUM! Brands, Inc. Long-Term Incentive Plan (“1999 LTIP”), the 1997 Long-Term Incentive Plan (“1997 LTIP”), the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan (“RGM Plan”) and the YUM! Brands, Inc. SharePower Plan (“SharePower”). Under all our plans, the exercise price of stock options and stock appreciation rights (“SARs”) granted must be equal to or greater than the average market price of the Company's stock on the date grant.

We may grant awards of up to 29.8 million shares and 45.0 million shares of stock under the 1999 LTIP, as amended, and 1997 LTIP, respectively. Potential awards to employees and non-employee directors under the 1999 LTIP include stock options, incentive stock options, SARs, restricted stock, stock units, restricted stock units, performance shares and performance units. Potential awards to employees and non-employee directors under the 1997 LTIP include restricted stock and performance restricted stock units. Prior to January 1, 2002, we also could grant stock options, incentive stock options and SARs under the 1997 LTIP. Through December 30, 2006, we have issued only stock options and performance restricted stock units under the 1997 LTIP and have issued only stock options and SARs under the 1999 LTIP. While awards under the 1999 LTIP can have varying vesting provisions and exercise periods, previously granted awards under the 1997 LTIP and 1999 LTIP vest in periods ranging from immediate to 2010 and expire ten to fifteen years after grant.

We may grant awards to purchase up to 15.0 million shares of stock under the RGM Plan. Potential awards to employees under the RGM Plan include stock options and SARs. RGM Plan awards granted have a four year vesting period and expire ten years after grant. Certain RGM Plan awards are granted upon attainment of performance conditions in the previous year. Expense for such awards is recognized over a period that includes the performance condition period.

We may grant awards to purchase up to 14.0 million shares of stock under SharePower. Potential awards to employees under SharePower include stock options, SARs, restricted stock and restricted stock units. SharePower awards granted subsequent to the Spin-off Date consist only of stock options and SARs to date, which vest over a period ranging from one to four years and expire no longer than ten years after grant. Previously granted SharePower awards have expirations through 2016.

We estimated the fair value of each award made during 2006, 2005 and 2004 as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Risk-free interest rate	4.5%	3.8%	3.2%
Expected term (years)	6.0	6.0	6.0
Expected volatility	31.0%	36.6%	40.0%
Expected dividend yield	1.0%	0.9%	0.1%

In connection with our adoption of SFAS 123R in 2005, we determined that it was appropriate to group our awards into two homogeneous groups when estimating expected term. These groups consist of grants made primarily to restaurant-level employees under the RGM Plan, which typically cliff vest after four years, and grants made to executives under our other stock award plans, which typically have a graded vesting schedule and vest 25% per year over four years. We use a single-weighted average expected term for our awards that have a graded vesting schedule as permitted by SFAS 123R. Based on analysis of our historical exercise and post-vesting termination behavior we have determined that six years is an appropriate term for both awards to our restaurant-level employees and awards to our executives.

Prior to the adoption of SFAS 123R in 2005 we have traditionally based expected volatility on Company specific historical stock data over the expected term of the option. Subsequent to adoption, we revaluated expected volatility, including consideration of both historical volatility of our stock as well as implied volatility associated with our traded options.

A summary of award activity as of December 30, 2006, and changes during the year then ended is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	31,719	$25.75
Granted	4,183	49.25
Exercised	(6,830)	20.82
Forfeited or expired	(1,770)	36.84
Outstanding at the end of the year	27,302	$29.86	5.70	$790
Exercisable at the end of the year	16,454	$22.14	4.20	$603

The weighted-average grant-date fair value of awards granted during 2006, 2005 and 2004 was $17.05, $17.78 and $15.11, respectively. The total intrinsic value of stock options exercised during the years ended December 30, 2006, December 31, 2005 and December 25, 2004, was $215 million, $271 million and $282 million, respectively.

As of December 30, 2006, there was $114 million of unrecognized compensation cost, which will be reduced by any forfeitures that occur, related to unvested awards that is expected to be recognized over a weighted-average period of 2.7 years. The total fair value at grant date of awards vested during 2006, 2005 and 2004 was $57 million, $57 million and $103 million, respectively.

Cash received from stock options exercises for 2006, 2005 and 2004, was $142 million, $148 million and $200 million, respectively. Tax benefits realized from tax deductions associated with stock options exercised for 2006, 2005 and 2004 totaled $68 million, $94 million and $102 million, respectively.

The Company has a policy of repurchasing shares on the open market to satisfy award exercises and expects to repurchase approximately 7.7 million shares during 2007 based on estimates of stock option and SARs exercises for that period.

Note 17 – Other Compensation and Benefit Programs

Executive Income Deferral Program (the “EID Plan”)

The EID Plan allows participants to defer receipt of a portion of their annual salary and all or a portion of their incentive compensation. As defined by the EID Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants. In 2004, these investment options were limited to cash and phantom shares of our Common Stock. In 2005, we added two new phantom investment options to the EID Plan, a Stock Index Fund and the Bond Index Fund. Additionally, the EID Plan allows participants to defer incentive compensation to purchase phantom shares of our Common Stock at a 25% discount from the average market price at the date of deferral (the “Discount Stock Account”). Deferrals to the Discount Stock Account are similar to a restricted stock unit award in that participants will forfeit both the discount and incentive compensation amounts deferred to the Discount Stock Account if they voluntarily separate from employment during a vesting period that is generally two years. We expense the intrinsic value of the discount and, beginning in 2006, the incentive compensation over the requisite service period which includes the vesting period. Investments in cash, the Stock Index fund and the Bond Index fund will be distributed in cash at a date as elected by the employee and therefore are classified as a liability on our Consolidated Balance Sheets. We recognize compensation expense for the appreciation or depreciation of these investments. As investments in the phantom shares of our Common Stock can only be settled in shares of our Common Stock, we do not recognize compensation expense for the appreciation or the depreciation, if any, of these investments. Deferrals into the phantom shares of our Common Stock are credited to the Common Stock Account.

As of December 30, 2006 total deferrals to phantom shares of our Common Stock within the EID Plan totaled approximately 3.3 million shares. We recognized compensation expense of $8 million, $4 million and $3 million in 2006, 2005 and 2004, respectively, for the EID Plan.

Contributory 401(k) Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees. Participants are able to elect to contribute up to 25% of eligible compensation on a pre-tax basis. Participants may allocate their contributions to one or any combination of 10 investment options within the 401(k) Plan. We match 100% of the participant’s contribution to the 401(k) Plan up to 3% of eligible compensation and 50% of the participant’s contribution on the next 2% of eligible compensation. We recognized as compensation expense our total matching contribution of $12 million in 2006, $12 million in 2005 and $11 million in 2004.

Note 18 – Shareholders’ Rights Plan

In July 1998, our Board of Directors declared a dividend distribution of one right for each share of Common Stock outstanding as of August 3, 1998 (the “Record Date”). As a result of the two for one stock split distributed on June 17, 2002, each holder of Common Stock is entitled to one right for every two shares of Common Stock (one half right per share). Each right initially entitles the registered holder to purchase a unit consisting of one one thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, without par value, at a purchase price of $130 per Unit, subject to adjustment. The rights, which do not have voting rights, will become exercisable for our Common Stock ten business days following a public announcement that a person or group has acquired, or has commenced or intends to commence a tender offer for, 15% or more, or 20% more if such person or group owned 10% or more on the adoption date of this plan, of our Common Stock. In the event the rights become exercisable for Common Stock, each right will entitle its holder (other than the Acquiring Person as defined in the

Agreement) to purchase, at the right’s then current exercise price, YUM Common Stock and thereafter if we are acquired in a merger or other business combination, each right will entitle its holder to purchase, at the right’s then current exercise price, Common Stock of the acquiring company having a value of twice the exercise price of the right.

This description of the right is qualified in its entirety by reference to the original Rights Agreement, dated July 21, 1998, and the Agreement of Substitution and Amendment of Common Share Rights Agreement, dated August 28, 2003, between YUM and American Stock Transfer and Trust Company, the Right Agent (both including the exhibits thereto). On February 9, 2007 our Board of Directors approved a second Amendment to the original Rights Agreement which accelerated the expiration of the rights from July 21, 2008 to March 1, 2007.

Note 19 – Shareholders’ Equity

The Company initiated quarterly dividend payments to our stockholders in 2004. In 2004, the Company declared three cash dividends of $0.10 per share of Common Stock. In 2005, the Company declared one cash dividend of $0.10 per share of Common Stock and three cash dividends of $0.115 per share of Common Stock. In 2006, the Company declared one cash dividend of $0.115 per share of common stock, three cash dividends of $0.15 per share of common stock and one cash dividend of $0.30 per share of common stock. The Company had dividends payable of $119 million and $32 million as of December 30, 2006 and December 31, 2005, respectively.

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2006, 2005 and 2004. All amounts exclude applicable transaction fees.

Authorization Date	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased
	2006	2005	2004	2006		2005	2004
September 2006	528	—	—	$31		$—	$—
March 2006	10,073	—	—	500		—	—
November 2005	9,564	644	—	469		31	—
May 2005	—	10,140	—	—		500	—
January 2005	—	9,963	—	—		500	—
May 2004	—	534	5,953	—		25	275
November 2003	—	—	8,072	—		—	294
Total	20,165	21,281	14,025	$1,000	(a)	$1,056	$569

(a)	Amount includes effects of $17 million in share repurchases (0.3 million shares) with trade dates prior to the year end but cash settlement dates subsequent to year end.

As of December 30, 2006, we have $469 million available for future repurchases (includes the impact of shares repurchased but not yet cash settled above) under our September 2006 share repurchase authorization. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

Accumulated Other Comprehensive Income (Loss) – Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in other accumulated comprehensive loss for the Company’s derivative instruments, minimum pension liability and unrecognized actuarial losses are recorded net of the related income tax effects. Refer to Note 15 for additional information about our pension accounting and Note 14 for additional information about our derivative instruments. The following table gives further detail regarding the composition of other accumulated comprehensive income (loss) at December 30, 2006 and December 31, 2005.

	2006	2005
Foreign currency translation adjustment	$—	$(59)
Minimum pension liability adjustment, net of tax	—	(110)
Unrecognized actuarial losses, net of tax	(160)	—
Unrealized losses on derivative instruments, net of tax	4	(1)
Total accumulated other comprehensive loss	$(156)	$(170)

Note 20 - Income Taxes

The details of our income tax provision (benefit) are set forth below.

	2006	2005	2004
Current: Federal	$181	$241	$78
Foreign	131	113	79
State	2	11	(13)
	314	365	144

Deferred: Federal	(33)	(66)	41
Foreign	(13)	(20)	67
State	16	(15)	34
	(30)	(101)	142
	$284	$264	$286

Included in the federal tax provision above for 2005 and 2004 is approximately $20 million current tax and $6 million deferred tax, respectively, provided on $500 million of earnings in our foreign investments which we repatriated to the U.S. in 2005. We made the determination to repatriate such earnings as the result of The American Jobs Creation Act of 2004 which became law on October 22, 2004 (the “Act”). The Act allowed a dividend received deduction of 85% of repatriated qualified foreign earnings in fiscal year 2005. The federal and state tax provision for 2006 includes $4 million current tax benefit as a result of the reconciliation of tax on repatriated earnings as recorded in our Consolidated Statements of Income to the amounts on our tax returns.

Total changes in valuation allowances were increases of $109 million and $86 million in 2006 and 2004, respectively, and a decrease of $36 million in 2005. The deferred tax provision includes $4 million and $47 million of expense in 2006 and 2004, respectively, and $39 million of benefit in 2005 for changes in valuation allowances due to changes in determinations regarding the likelihood of use of certain deferred tax assets. The deferred tax provisions also include $72 million, $26 million and $12 million in 2006, 2005 and 2004, respectively, for increases in valuation allowances recorded against deferred tax assets generated during the year. Additionally, currency translation and other adjustments contributed to the fluctuations. See additional discussion of federal valuation allowances adjustments in the effective tax rate discussion below.

The 2006 state deferred tax provision includes $12 million ($8 million, net of federal tax) expense for the impact of state law changes. The 2005 state deferred tax provision includes $8 million ($5 million, net of federal tax) expense for the impact of changes in state statutory tax rates. The deferred foreign tax provision includes $2 million expense and $1 million benefit in 2006 and 2004, respectively, for the impact of changes in statutory tax rates in various countries.

U.S. and foreign income before income taxes are set forth below:

	2006	2005	2004
U.S.	$626	$690	$690
Foreign	482	336	336
	$1,108	$1,026	$1,026

The above U.S. income includes all income taxed in the U.S. even if the income is earned outside the U.S.

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2006	2005	2004
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.0	1.6	1.3
Foreign and U.S. tax effects attributable to foreign operations	(7.8)	(8.4)	(7.8)
Adjustments to reserves and prior years	(3.5)	(1.1)	(6.7)
Repatriation of foreign earnings	(0.4)	2.0	0.5
Non-recurring foreign tax credit adjustments	(6.2)	(1.7)	—
Valuation allowance additions (reversals)	6.8	(1.1)	5.7
Other, net	(0.3)	(0.5)	(0.1)
Effective income tax rate	25.6%	25.8%	27.9%

The 2006 tax rate was favorably impacted by the reversal of tax reserves in connection with our regular U.S. audit cycle, as well as certain out-of-year adjustments to reserves and accruals that lowered our effective income tax rate by 2.2 percentage points. The reversal of tax reserves was partially offset by valuation allowance additions on foreign tax credits of approximately $36 million for which, as a result of the tax reserve reversals, we currently believe we are not likely to utilize before they expire. We also recognized deferred tax assets for the foreign tax credit impact of non-recurring decisions to repatriate certain foreign earnings in 2007. However, we provided full valuation allowances on such assets as we do not believe it is currently more likely than not that they will be realized. The 2005 tax rate was favorably impacted by the reversal of valuation allowances and the recognition of certain non-recurring foreign tax credits that we were able to substantiate during 2005. The 2004 adjustment to reserves and prior years were primarily driven by the reversal of reserves associated with audits that were settled.

Adjustments to reserves and prior years include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. Adjustments to reserves and prior years also includes changes in tax reserves established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements that we believe may impact our exposure.

The details of 2006 and 2005 deferred tax liabilities (assets) are set forth below:

2006		2005
Intangible assets and property, plant and equipment	$150	$169
Other	55	62
Gross deferred tax liabilities	$205	$231

Net operating loss and tax credit carryforwards	$(331)	$(234)
Employee benefits	(174)	(132)
Self-insured casualty claims	(85)	(84)
Lease related assets and liabilities	(72)	(50)
Various liabilities	(92)	(151)
Deferred income and other	(70)	(49)
Gross deferred tax assets	(824)	(700)
Deferred tax asset valuation allowances	342	233
Net deferred tax assets	(482)	(467)
Net deferred tax (assets) liabilities	$(277)	$(236)

Reported in Consolidated Balance Sheets as:
Deferred income taxes - current	$(57)	$(181)
Deferred income taxes – long-term	(305)	(225)
Other liabilities and deferred credits	77	111
Accounts payable and other current liabilities	8	59
	$(277)	$(236)

We have not provided deferred tax on the undistributed earnings from our foreign subsidiaries as we believe they are indefinitely reinvested. This amount may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. In 2006 we recorded the impact of $48 million of excess foreign tax credits to be generated from decisions to repatriate foreign earnings; however, these benefits are fully offset by a valuation allowance. We estimate that our total net undistributed earnings upon which we have not provided deferred tax total approximately $830 million at December 30, 2006. A determination of the deferred tax liability on such earnings is not practicable.

Foreign operating and capital loss carryforwards totaling $467 million and state operating loss carryforwards of $1.1 billion at year end 2006 are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income. These losses will expire as follows: $13 million in 2007, $1.2 billion between 2007 and 2026 and $395 million may be carried forward indefinitely. In addition, tax credits totaling $127 million are available to reduce certain federal and state liabilities, of which $121 million will expire between 2007 and 2026 and $6 million may be carried forward indefinitely.

See Note 22 for further discussion of certain proposed Internal Revenue Service adjustments.

Note 21 – Reportable Operating Segments

We are principally engaged in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut and Taco Bell concepts, and since May 7, 2002, the LJS and A&W concepts, which were added when we acquired YGR. KFC, Pizza Hut, Taco Bell, LJS and A&W operate throughout the U.S. and in 101, 91, 13, 5 and 10 countries and territories outside the U.S., respectively. Our five largest international markets based on operating profit in 2006 are China, United Kingdom, Asia Franchise, Australia and Mexico. At December 30, 2006, we had investments in 6 unconsolidated affiliates outside the U.S. which operate principally KFC and/or Pizza Hut restaurants. These unconsolidated affiliates operate in China and Japan.

We identify our operating segments based on management responsibility. As noted in Note 1, in 2005 we began reporting information for our international business in two separate operating segments as a result of changes in our management reporting structure. The China Division includes mainland China, Thailand, KFC Taiwan, and the International Division includes the remainder of our international operations. Segment information for previous periods has been restated to reflect this reporting. For purposes of applying SFAS No. 131, “Disclosure About Segments of An Enterprise and Related Information” (“SFAS 131”) in the U.S., we consider LJS and A&W to be a single operating segment. We consider our KFC, Pizza Hut, Taco Bell and LJS/A&W operating segments in the U.S. to be similar and therefore have aggregated them into a single reportable operating segment.

	Revenues
	2006	2005	2004
United States	$5,603	$5,929	$5,763
International Division(a)	2,320	2,124	2,128
China Division(a)	1,638	1,296	1,120
	$9,561	$9,349	$9,011

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2006	2005	2004
United States	$763	$760	$777
International Division(b)	407	372	337
China Division(b)	290	211	205
Unallocated and corporate expenses	(229)	(246)	(204)
Unallocated other income (expense)(c)	6	9	(2)
Unallocated refranchising gain (loss)(d)	24	43	12
Wrench litigation income (expense)(e)	—	2	14
AmeriServe and other (charges) credits(e)	1	2	16
Total operating profit	1,262	1,153	1,155
Interest expense, net	(154)	(127)	(129)
Income before income taxes	$1,108	$1,026	$1,026

	Depreciation and Amortization
	2006	2005	2004
United States	$259	$266	$267
International Division	115	107	99
China Division	95	82	69
Corporate	10	14	13
	$479	$469	$448

	Capital Spending
	2006	2005	2004
United States	$329	$333	$365
International Division	118	96	121
China Division	165	159	118
Corporate	2	21	41
	$614	$609	$645

	Identifiable Assets
	2006	2005	2004
United States	$2,909	$3,118	$3,316
International Division(f)	2,100	1,536	1,441
China Division(f)	869	746	613
Corporate(g)	475	397	326
	$6,353	$5,797	$5,696

	Long-Lived Assets(h)
	2006	2005	2004
United States	$2,604	$2,800	$2,900
International Division(i)	1,357	804	904
China Division(i)	595	517	436
Corporate	84	103	99
	$4,640	$4,224	$4,339

(a)

Includes revenues of $673 million, $483 million and $467 million for entities in the United Kingdom for 2006, 2005 and 2004, respectively. Includes revenues of $1.4 billion, $1.0 billion and $903 million in mainland China for 2006, 2005 and 2004, respectively.

(b)

Includes equity income of unconsolidated affiliates of $10 million, $21 million and $25 million in 2006, 2005 and 2004, respectively, for the International Division. Includes equity income of unconsolidated affiliates of $41 million, $30 million, and $32 million in 2006, 2005 and 2004, respectively, for the China Division.

(c) Includes net gains of approximately $2 million and $11 million in 2006 and 2005, respectively, associated with the sale of our Poland/Czech Republic business. See Note 8.

(d)	Refranchising gain (loss) is not allocated to the U.S., International Division or China Division segments for performance reporting purposes.

(e)	See Note 4 for a discussion of AmeriServe and other (charges) credits and Note 4 for a discussion of Wrench litigation.

(f)

Includes investment in unconsolidated affiliates of $64 million, $117 million and $143 million for 2006, 2005 and 2004, respectively, for the International Division. Includes investment in unconsolidated affiliates of $74 million, $56 million and $51 million for 2006, 2005 and 2004, respectively, for the China Division.

(g)	Primarily includes deferred tax assets, property, plant and equipment, net, related to our office facilities and cash.

(h)	Includes property, plant and equipment, net, goodwill, and intangible assets, net.

(i)

Includes long-lived assets of $813 million, $271 million and $295 million for entities in the United Kingdom for 2006, 2005 and 2004, respectively. Includes long-lived assets of $495 million, $430 million and $342 million in mainland China for 2006, 2005 and 2004, respectively.

See Note 4 for additional operating segment disclosures related to impairment, store closure costs (income) and the carrying amount of assets held for sale.

Note 22 – Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2026. As of December 30, 2006 and December 31, 2005, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was $418 million and $374 million, respectively. The present value of these potential payments discounted at our pre-tax cost of debt at December 30, 2006 was $336 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our probable exposure under such leases at December 30, 2006 and December 31, 2005 was not material.

Franchise Loan Pool Guarantees

We had provided approximately $16 million of partial guarantees of two franchisee loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at December 30, 2006 and December 31, 2005. In support of these guarantees, we posted letters of credit of $4 million. We also provide a standby letter of credit of $18 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $75 million and $77 million at December 30, 2006 and December 31, 2005, respectively.

Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to net refranchising loss (gain). New loans added to the loan pools in 2006 were not significant.

Unconsolidated Affiliates Guarantees. From time to time we have guaranteed certain lines of credit and loans of unconsolidated affiliates. At December 30, 2006 and December 31, 2005 there are no guarantees outstanding for unconsolidated affiliates. Our unconsolidated affiliates had total revenues of over $1.1 billion for the year ended December 30, 2006 and assets and debt of approximately $583 million and $29 million, respectively, at December 30, 2006.

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

Change of Control Severance Agreements

The Company has severance agreements with certain key executives (the “Agreements”) that are renewable on an annual basis. These Agreements are triggered by a termination, under certain conditions, of the executive’s employment following a change in control of the Company, as defined in the Agreements. If triggered, the affected executives would generally receive twice the amount of both their annual base salary and their annual incentive, at the higher of target or actual for the preceding year, a proportionate bonus at the higher of target or actual performance earned through the date of termination, outplacement services and a tax gross-up for any excise taxes. These Agreements have a three-year term and automatically renew each January 1 for another three-year term unless the Company elects not to renew the Agreements. If these Agreements had been triggered as of December 30, 2006, payments of approximately $45 million would have been made. In the event of a change of control, rabbi trusts would be established and used to provide payouts under existing deferred and incentive compensation plans.

Litigation

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. We provide reserves for such claims and contingencies when payment is probable and estimable in accordance with SFAS No. 5, “Accounting for Contingencies.”

On August 13, 2003, a class action lawsuit against Pizza Hut, Inc., styled Coldiron v. Pizza Hut, Inc., was filed in the United States District Court, Central District of California. Plaintiff alleged that she and other current and former Pizza Hut Restaurant General Managers (“RGMs”) were improperly classified as exempt employees under the U.S. Fair Labor Standards Act (“FLSA”). There was also a pendent state law claim, alleging that current and former RGMs in California were misclassified under that state’s law. Plaintiff sought unpaid overtime wages and penalties. On May 5, 2004, the District Court granted conditional certification of a nationwide class of RGMs under the FLSA claim, providing notice to prospective class members and an opportunity to join the class. Approximately 12 percent of the eligible class members elected to join the litigation. However, on June 30, 2005, the District Court granted Pizza Hut’s motion to strike all FLSA class members who joined the litigation after July 15, 2004. The effect of this order was to reduce the number of FLSA class members to only approximately 88 (or approximately 2.5% of the eligible class members).

In November 2005, the parties agreed to a settlement, which we provided for in our 2005 Consolidated Financial Statements. The Court granted preliminary approval of the settlement on June 28, 2006. Final approval of the settlement was granted on October 5, 2006, and payment was made during the quarter ended December 30, 2006.

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

Arbitrations under LJS’s DRP, including the Cole Arbitration, are governed by the rules of the AAA. In October 2003, the AAA adopted its Supplementary Rules for Class Arbitrations (“AAA Class Rules”). The AAA appointed an arbitrator for the Cole Arbitration. On June 15, 2004, the arbitrator issued a clause construction award, ruling that the DRP does not preclude class arbitration. LJS moved to vacate the clause construction award in the United States District Court for the District of South Carolina. On September 15, 2005, the federal court in South Carolina ruled that it did not have jurisdiction to hear LJS’s motion to vacate. LJS appealed the U.S. District Court’s ruling to the United States Court of Appeals for the Fourth Circuit.

On January 5, 2007, LJS moved to dismiss the clause construction award appeal and that motion was granted by the Fourth Circuit on January 10, 2007. LJS had also filed a motion to vacate the clause construction award in South Carolina state court, which was stayed pending a decision by the Fourth Circuit. LJS has agreed to dismiss the motion to vacate the clause construction award and has also agreed not to oppose claimants’ cross-motion to confirm that award by the South Carolina court. While judicial review of the clause construction award was pending in the U.S. District Court, the arbitrator permitted claimants to move for a class determination award, which was opposed by LJS. On September 19, 2005, the arbitrator issued a class determination award, certifying a class of LJS’s RGMs and ARGMs employed between December 17, 1998, and August 22, 2004, on FLSA claims, to proceed on an opt-out basis under the AAA Class Rules. That class determination award was upheld on appeal by the United States District Court for the District of South Carolina on January 20, 2006, and the arbitrator declined to reconsider the award. LJS has appealed the ruling of the U.S. District Court to the United States Court of Appeals for the Fourth Circuit. LJS has also filed a motion to vacate the class determination award in South Carolina state court, which has been stayed by the South Carolina court pending a decision by the Fourth Circuit in the class determination award appeal. Oral argument in the Fourth Circuit was heard on January 31, 2007.

LJS believes that if the Cole Arbitration must proceed on a class basis, (i) the proceedings should be governed by the opt-in collective action structure of the FLSA, and (ii) a class should not be certified under the applicable provisions of the FLSA. LJS also believes that each individual should not be able to recover for more than two years (and a maximum three years) prior to the date they file a consent to join the arbitration. We have provided for the estimated costs of the Cole Arbitration, based on a projection of eligible claims, the amount of each eligible claim, the estimated legal fees incurred by the claimants and the results of settlement negotiations in this and other wage and hour litigation matters. But in view of the novelties of proceeding under the AAA Class Rules and the inherent uncertainties of litigation, there can be no assurance that the outcome of the arbitration will not result in losses in excess of those currently provided for in our Consolidated Financial Statements.

On September 2, 2005, a collective action lawsuit against the Company and KFC Corporation, originally styled Parler v. Yum Brands, Inc., d/b/a KFC, and KFC Corporation, was filed in the United States District Court for the District of Minnesota. Plaintiff alleges that he and other current and former KFC Assistant Unit Managers (“AUMs”) were improperly classified as exempt employees under the FLSA. Plaintiff seeks overtime wages and liquidated damages. On January 17, 2006, the District Court dismissed the claims against the Company with prejudice, leaving KFC Corporation as the sole defendant. Notice was mailed to current and former AUMs advising them of the litigation and providing an opportunity to join the case if they choose to do so. Plaintiff amended the complaint on September 8, 2006, to add related state law claims on behalf of a putative class of KFC AUMs employed in Illinois, Minnesota, Nevada, New Jersey, New York, Ohio, and Pennsylvania. On October 24, 2006, plaintiff moved to decertify the conditionally certified FLSA action, and KFC Corporation did not oppose the motion. In January, 2007 the magistrate recommended that the motion for decertification be granted.

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

According to the Centers for Disease Control (“CDC”), there was an outbreak of illness associated with a particular strain of E. coli 0157:H7 in the northeast United States during November and December 2006. Also according to the CDC, the outbreak from this particular strain was associated with eating at Taco Bell restaurants in Pennsylvania, New Jersey, New York and Delaware. The CDC concluded that the outbreak ended on or about December 6, 2006. The CDC has confirmed 71 cases of persons who became ill from this particular strain of E. coli 0157:H7 in the above-mentioned area during the above time frame, and that no deaths have been reported.

On December 6, 2006, a lawsuit styled Tyler Vormittag, et. al. v. Taco Bell Corp, Taco Bell of America, Inc. and Yum! Brands, Inc. was filed in the Supreme Court of the State of New York, County of Suffolk. Mr. Vormittag, a minor, alleges he became ill after consuming food, which was allegedly contaminated with E. coli 0157:H7, purchased from a Taco Bell restaurant in Riverhead, New York. Subsequently, ten other cases have been filed naming the Company, Taco Bell Corp. and/or Taco Bell of America and alleging similar facts on behalf of other customers.

According to the allegations common to all the Complaints, each Taco Bell customer became ill after ingesting contaminated food in late November or early December 2006 from Taco Bell restaurants located in the northeast states implicated in the outbreak. As these lawsuits are new, no discovery by any party has been undertaken. However, the Company believes, based on the allegations, that the stores identified in at least five of the Complaints are in fact not owned by the Company or any of its subsidiaries. As such, the Company believes that at a minimum it is not liable for any losses at these stores. We have provided for the estimated costs of this litigation, based on a projection of potential claims and their amounts as well as the results of settlement negotiations in similar matters. But in view of the inherent uncertainties of litigation, there can be no assurance that the outcome of the litigation will not result in losses in excess of those currently provided for in our Consolidated Financial Statements.

Proposed Internal Revenue Service Adjustments

Recently, the Internal Revenue Service (the “IRS”) informed the Company of its intent to propose certain adjustments based on its position that the Company did not file Gain Recognition Agreements (“GRAs”) on a timely basis in connection with certain transfers of foreign subsidiaries among its affiliated group. The Company plans to seek clarification of the IRS’ position. Based on the Company’s current understanding of the IRS’ position, the Company believes that the filing of GRAs in this matter was not required; and it further believes that, even if required, the Company would be granted relief for a later filing. Although the Company believes that the IRS’ position will not be upheld, if the IRS were to prevail, the Company could be required to make incremental tax payments that would be material in amount. The Company intends to vigorously contest the IRS’ position and does not believe that the resolution of this matter will have a material adverse impact on the Company’s financial results or condition.

Obligations to PepsiCo, Inc. After Spin-off

In connection with the Spin-off, we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

Under terms of the agreement, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of December 30, 2006, PepsiCo remains liable for approximately $23 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through December 30, 2006, there have not been any determinations made by PepsiCo where we would have reached a different determination.

Note 23 - Selected Quarterly Financial Data (Unaudited)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,819	$1,912	$1,989	$2,645	$8,365
Franchise and license fees	266	270	289	371	1,196
Total revenues	2,085	2,182	2,278	3,016	9,561
Restaurant profit	284	301	321	365	1,271
Operating profit	282	307	344	329	1,262
Net income	170	192	230	232	824
Diluted earnings per common share	0.59	0.68	0.83	0.83	2.92
Dividends declared per common share	0.115	0.15	—	0.60	0.865

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,810	$1,902	$1,975	$2,538	$8,225
Franchise and license fees	244	251	268	361	1,124
Total revenues	2,054	2,153	2,243	2,899	9,349
Restaurant profit	259	266	294	336	1,155
Operating profit	251	261	308	333	1,153
Net income	153	178	205	226	762
Diluted earnings per common share	0.50	0.59	0.69	0.77	2.55
Dividends declared per common share	0.10	0.115	—	0.23	0.445

The first three quarters of 2005 were restated pursuant to the adoption of SFAS 123R. See Note 2.

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

We maintain a system of internal control over financial reporting, designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity. We have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 30, 2006. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified.

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

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 30, 2006 provide reasonable assurance that our assets are reasonably safeguarded.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 30, 2006.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Election of Directors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 30, 2006.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 30, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 30, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 30, 2006.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approved policies and procedures appearing under the caption “Item 2: Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 30, 2006.

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

Date:	February 27, 2007

YUM! BRANDS, INC.

By:	/s/ David C. Novak

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David C. Novak David C. Novak	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	February 27, 2007
/s/ Richard T. Carucci Richard T. Carucci	Chief Financial Officer (principal financial officer)	February 27, 2007
/s/ Ted F. Knopf Ted F. Knopf	Senior Vice President Finance and Corporate Controller (principal accounting officer)	February 27, 2007
/s/ David W. Dorman David W. Dorman	Director	February 27, 2007
/s/ Massimo Ferragamo Massimo Ferragamo	Director	February 27, 2007
/s/ J. David Grissom J. David Grissom	Director	February 27, 2007
/s/ Bonnie G. Hill Bonnie G. Hill	Director	February 27, 2007

/s/ Robert Holland, Jr. Robert Holland, Jr.	Director	February 27, 2007
/s/ Kenneth G. Langone Kenneth G. Langone	Director	February 27, 2007
/s/ Jonathan S. Linen Jonathan S. Linen	Director	February 27, 2007
/s/ Thomas C. Nelson Thomas C. Nelson	Director	February 27, 2007
/s/ Thomas M. Ryan Thomas M. Ryan	Director	February 27, 2007
/s/ Jackie Trujillo Jackie Trujillo	Director	February 27, 2007
/s/ Robert J. Ulrich Robert J. Ulrich	Director	February 27, 2007

YUM! Brands, Inc.

Exhibit Index

(Item 15)

Exhibit Number	Description of Exhibits

3.1	Restated Articles of Incorporation of YUM, which are incorporated herein by reference from Exhibit 3.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2005.

3.2	Amended and restated Bylaws of YUM, which are incorporated herein by reference from Exhibit 3.2 on Form 8-K filed on May 17, 2002.

4.1*

Indenture, dated as of May 1, 1998, between YUM and J.P. Morgan Chase Bank, National Association, successor in interest to The First National Bank of Chicago, pertaining to 7.65% Senior Notes due May 15, 2008, 8.5% Senior Notes and 8.875% Senior Notes due April 15, 2006 and April 15, 2011, respectively, and 7.70% Senior Notes due July 1, 2012, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on May 13, 1998.

(i)          6.25% Senior Notes due April 15, 2016 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM’s Report on Form 8-K filed on April 17, 2006.

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

4.4

Second Amendment to Rights Agreement, dated as of February 9, 2007, by and between YUM and American Stock Transfer & Trust Company, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on February 12, 2007.

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

10.10†

YUM Executive Income Deferral Program, as effective October 7, 1997, and as amended through May 16, 2002, which is incorporated herein by reference from Exhibit 10.10 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

10.22†

YUM Restaurant General Manager Stock Option Plan, as effective April 1, 1999, and as amended through June 23, 2003, which is incorporated herein by reference from Exhibit 10.22 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.23†

YUM SharePower Plan, as effective October 7, 1997, and as amended through June 23, 2003, which is incorporated herein by reference from Exhibit 10.23 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

10.28†

Letter of Understanding, dated July 13, 2004, by and between the Company and Samuel Su, which is incorporated herein by reference from Exhibit 10.28 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

10.29†	Form of 1999 Long Term Incentive Plan Award Agreement (Stock Appreciation Rights) which is incorporated by reference from Exhibit 99.1 to YUM’s Report on Form 8-K as filed on January 30, 2006.

10.30

Credit Agreement, dated November 8, 2005, among YUM, Citigroup Global Markets Ltd. and J.P. Morgan Securities Inc., as Joint Mandated Lead Arrangers and Joint Bookrunners, and Citigroup International Plc and Citibank, N.A., Canadian Branch, as Facility Agents, which is incorporated herein by reference from Exhibit 10.31 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.31†	Severance Agreement (in the event of change in control) for Emil Brolick, dated as of February 15, 2001 (as filed herewith).

12.1	Computation of ratio of earnings to fixed charges.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

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