Form 10-Q
period 2007-05-03
YUM BRANDS INC
filed 2007-05-03
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 24, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes  x   No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer: [x]Accelerated filer: [ ] Non-accelerated filer: [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   x

     The number of shares outstanding of the Registrant´s Common Stock as of April 26, 2007 was 261,902,112 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions, except per share data)

	Quarter
	3/24/07	3/25/06
Revenues
Company sales	$1,942	$1,819
Franchise and license fees	281	266
Total revenues	2,223	2,085

Costs and Expenses, Net
Company restaurants
Food and paper	586	557
Payroll and employee benefits	514	477
Occupancy and other operating expenses	554	501
	1,654	1,535
General and administrative expenses	262	254
Franchise and license expenses	8	8
Closures and impairment expenses	4	6
Refranchising (gain) loss	(1)	4
Other (income) expense	(20)	(4)
Total costs and expenses, net	1,907	1,803
Operating Profit	316	282
Interest expense, net	36	35
Income Before Income Taxes	280	247
Income tax provision	86	77
Net Income	$194	$170

Basic Earnings Per Common Share	$0.73	$0.62

Diluted Earnings Per Common Share	$0.70	$0.59

Dividends Declared Per Common Share	$—	$0.115

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions)

	Quarter
	3/24/07	3/25/06
Cash Flows – Operating Activities
Net income	$194	$170
Depreciation and amortization	112	99
Closures and impairment expenses	4	6
Refranchising (gain) loss	(1)	4
Deferred income taxes	(11)	(51)
Equity income from investments in unconsolidated affiliates	(13)	(11)
Excess tax benefits from share-based compensation	(11)	(20)
Share-based compensation expense	14	16
Changes in accounts and notes receivable	(12)	8
Changes in inventories	(4)	2
Changes in prepaid expenses and other current assets	(6)	(13)
Changes in accounts payable and other current liabilities	(35)	(65)
Changes in income taxes payable	53	72
Other non-cash charges and credits, net	57	80
Net Cash Provided by Operating Activities	341	297

Cash Flows – Investing Activities
Capital spending	(93)	(72)
Proceeds from refranchising of restaurants	34	22
Short-term investments	5	(17)
Sales of property, plant and equipment	12	8
Other, net	—	(2)
Net Cash Used in Investing Activities	(42)	(61)

Cash Flows – Financing Activities
Repayments of long-term debt	(2)	(4)
Revolving credit facilities, three months or less, net	165	71
Short-term borrowings by original maturity
More than three months — proceeds	1	—
More than three months — payments	(183)	—
Three months or less, net	(11)	11
Repurchase shares of common stock	(246)	(371)
Excess tax benefits from share-based compensation	11	20
Employee stock option proceeds	28	44
Dividends paid on common shares	(40)	(32)
Net Cash Used in Financing Activities	(277)	(261)
Effect of Exchange Rates on Cash and Cash Equivalents	—	1
Net Increase (Decrease) in Cash and Cash Equivalents	22	(24)
Cash and Cash Equivalents - Beginning of Period	319	158
Cash and Cash Equivalents - End of Period	$341	$134

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions)

	(Unaudited)
	3/24/07	12/30/06
ASSETS
Current Assets
Cash and cash equivalents	$341	$319
Accounts and notes receivable, less allowance: $20 in 2007 and $18 in 2006	278	220
Inventories	97	93
Prepaid expenses and other current assets	147	138
Deferred income taxes	88	57
Advertising cooperative assets, restricted	90	74
Total Current Assets	1,041	901
Property, plant and equipment, net of accumulated depreciation and amortization of $3,161 in 2007 and $3,146 in 2006	3,570	3,631
Goodwill	660	662
Intangible assets, net	343	347
Investments in unconsolidated affiliates	108	138
Other assets	369	369
Deferred income taxes	288	305
Total Assets	$6,379	$6,353
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,278	$1,386
Income taxes payable	86	37
Short-term borrowings	34	227
Advertising cooperative liabilities	90	74
Total Current Liabilities	1,488	1,724
Long-term debt	2,208	2,045
Other liabilities and deferred credits	1,224	1,147
Total Liabilities	4,920	4,916

Shareholders’ Equity
Preferred stock, no par value, zero shares and 250 shares authorized in 2007 and 2006, respectively; no shares issued	—	—
Common stock, no par value, 750 shares authorized; 262 shares and 265 shares issued in 2007 and 2006, respectively	—	—
Retained earnings	1,613	1,593
Accumulated other comprehensive loss	(154)	(156)
Total Shareholders’ Equity	1,459	1,437
Total Liabilities and Shareholders’ Equity	$6,379	$6,353

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular amounts in millions, except per share data)

1.    Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles for complete financial statements. Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 30, 2006 (“2006 Form 10-K”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Consolidated Financial Statements included in the 2006 Form 10-K.

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2006 Form 10-K, our financial position as of March 24, 2007, and the results of our operations and cash flows for the quarters ended March 24, 2007 and March 25, 2006. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.    Earnings Per Common Share (“EPS”)

	Quarter
	3/24/07	3/25/06
Net income	$194	$170
Weighted-average common shares outstanding (for basic calculation)	266	276
Effect of dilutive share-based employee compensation	9	10
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	275	286
Basic EPS	$0.73	$0.62
Diluted EPS	$0.70	$0.59
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	4.9	0.8

(a) These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

3.    Shareholders' Equity

On December 5, 2006, we declared a cash dividend of $0.30 per share of Common Stock to be distributed on March 30, 2007 to shareholders of record at the close of business on March 9, 2007. We had dividends payable of $79 million and $119 million at March 24, 2007 and December 30, 2006, respectively.

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended March 24, 2007 and March 25, 2006 as indicated below. All amounts exclude applicable transaction fees.

Authorization Date	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased
	2007	2006	2007		2006
September 2006	3,872	—	$229		$—
November 2005	—	7,583	—		371
Total	3,872	7,583	$229	(a)	$371

(a) Amount excludes effects of $17 million in share repurchases (0.3 million shares) with trade dates prior to December 30, 2006 but settlement dates subsequent to December 30, 2006.

In March 2007, our Board of Directors authorized additional share repurchases allowing us to repurchase, through March 2008, up to an additional $500 million (excluding applicable transaction fees) of our outstanding Common Stock. No shares have been repurchased under this authorization.

As of March 24, 2007, we have $740 million available for future repurchases under our September 2006 and March 2007 share repurchase authorizations combined. Based on market conditions and other factors, repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

Comprehensive income was as follows:

	Quarter
	3/24/07	3/25/06
Net income	$194	$170
Foreign currency translation adjustment arising during the period	(2)	14
Changes in fair value of derivatives, net of tax	1	2
Reclassification of pension actuarial losses to net income, net of tax	4	—
Reclassification of derivative (gains) losses to net income, net of tax	(1)	—
Total comprehensive income	$196	$186

4.    Recently Adopted Accounting Pronouncements

Effective December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, we recognized an additional $13 million for unrecognized tax benefits, which was accounted for as a reduction to our opening balance of retained earnings on December 31, 2006. Subsequent to this adjustment, we had $283 million of unrecognized tax benefits at December 31, 2006, $185 million of which, if recognized, would affect the effective income tax rate.

FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Prior to the adoption of FIN 48, we recorded such changes in judgment, including audit settlements, as a component of our annual effective rate. This change will not impact the manner in which we record income taxes on an annual basis and did not significantly impact our recorded income tax provision in the quarter ended March 24, 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties as components of its Income tax provision. The Company had approximately $74 million for the payment of interest and penalties accrued at December 31, 2006.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, China, the United Kingdom, Mexico, and Australia. The earliest years that the Company is subject to examination in these jurisdictions are 1999 in the U.S., 2003 in China, 2000 in the United Kingdom, 2001 in Mexico and 2001 in Australia. In addition, the Company is subject to various U.S. state income tax examinations, for which, in the aggregate, we have significant unrecognized tax benefits at December 31, 2006. We anticipate that our recorded uncertain tax benefits for certain tax positions we have taken may increase or decrease during the remainder of 2007 as a result of the continuation of these examinations. However, given the status of these examinations we cannot reliably estimate a range of a potential change at this time.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 addresses income statement presentation and disclosure requirements for taxes assessed by a governmental authority that are directly imposed on and concurrent with a revenue-producing transaction between a seller and a customer, including sales, use, value-added and some excise taxes. EITF 06-3 permits such taxes to be presented on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues). The Company has historically presented and will continue to present such taxes on a net basis.

5.    New Accounting Pronouncements Not Yet Recognized

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company. We are currently reviewing the provisions of SFAS 157 to determine the impact for the Company.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company. We are currently reviewing the provisions of SFAS 159 to determine any impact for the Company.

6.    Facility Actions

Refranchising (gain) loss, store closure costs (income) and store impairment charges by reportable segment are as follows:

	Quarter ended March 24, 2007
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$(2)	$1	$—	$(1)

Store closure costs (income)(b)	$(1)	$1	$—	$—
Store impairment charges	1	3	—	4
Closure and impairment expenses	$—	$4	$—	$4

	Quarter ended March 25, 2006
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$3	$1	$—	$4

Store closure costs	$—	$1	$—	$1
Store impairment charges	1	3	1	5
Closure and impairment expenses	$1	$4	$1	$6

(a)  Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)  The income in store closures is primarily the result of gains from the sale of properties on which we formerly operated restaurants or adjustments to previously recorded lease reserves as a result of changes in settlement and/or sublease estimates.

7.    Other (Income) Expense

	Quarter
	3/24/07	3/25/06
Equity income from investments in unconsolidated affiliates	$(13)	$(11)
Gain upon sale of investment in unconsolidated affiliate(a)	(5)	—
Contract termination charge(b)	—	8
Foreign exchange net (gain) loss and other	(2)	(1)
Other (income) expense	$(20)	$(4)

(a)

Reflects recognition of income associated with receipt of payment for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

(b)	Reflects an $8 million charge associated with the termination of a beverage agreement in the United States segment.

8.    Reportable Operating Segments

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter
Revenues	3/24/07	3/25/06
United States	$1,200	$1,339
International Division(a)	681	469
China Division(a)	342	277
	$2,223	$2,085

	Quarter
Operating Profit	3/24/07	3/25/06
United States	$165	$188
International Division(b)	119	95
China Division(b)	76	58
Unallocated and corporate expenses	(49)	(55)
Unallocated other income (expense)	4	—
Unallocated refranchising gain (loss)(c)	1	(4)
Operating profit	316	282
Interest expense, net	(36)	(35)
Income before income taxes	$280	$247

(a)

Includes revenues of $295 million and $102 million for entities in the United Kingdom for the quarters ended March 24, 2007 and March 25, 2006, respectively for the International Division. The increase primarily resulted from our acquisition of the remaining fifty percent ownership of our Pizza Hut United Kingdom unconsolidated affiliate in September 2006. Includes revenues of approximately $300 million and $234 million in mainland China for the quarters ended March 24, 2007 and March 25, 2006, respectively for the China Division.

(b)

Includes equity income of unconsolidated affiliates of $3 million and $4 million for the quarters ended March 24, 2007 and March 25, 2006, respectively for the International Division. Includes equity income of unconsolidated affiliates of $10 million and $7 million for the quarters ended March 24, 2007 and March 25, 2006, respectively for the China Division.

(c)	Unallocated refranchising gain (loss) is not allocated to the U.S., International Division or China Division segments for performance reporting purposes.

9.    Pension Benefits

We sponsor noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees. The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other U.S. plans are paid by the Company as incurred. During 2001, the plans covering our U.S. salaried employees were amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans. We also sponsor various defined benefit pension plans covering certain of our non-U.S. employees, the most significant of which are in the United Kingdom (“U.K.”). Our plans in the U.K. have previously been amended such that new participants are not eligible to participate in these plans.

The components of net periodic benefit cost associated with our U.S. pension plans and significant International pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter		Quarter
	3/24/07	3/25/06	3/24/07	3/25/06(a)
Service cost	$8	$8	$2	$1
Interest cost	12	10	2	1
Expected return on plan assets	(12)	(11)	(2)	(1)
Amortization of prior service cost	—	1	—	—
Amortization of net loss	6	7	—	—
Net periodic benefit cost	$14	$15	$2	$1

(a)

Excludes pension expense for the Pizza Hut U.K. pension plan of $1 million related to periods prior to our acquisition of the remaining fifty percent interest in the unconsolidated affiliate in September 2006.

As disclosed in our 2006 Form 10-K, based on current funding rules, we are not required to make contributions to the Plan in 2007. While we may make discretionary contributions to the Plan during the year, we do not currently intend to do so. Additionally, as disclosed in our 2006 Form 10-K, the projected benefit obligation of our Pizza Hut U.K. pension plan exceeded plan assets by approximately $35 million at our 2006 measurement date. We anticipate taking steps to reduce this deficit in the near term, which could include a decision to partially or completely fund the deficit in 2007. Also, as disclosed in our 2006 Form 10-K, since plan assets approximate the projected benefit obligation at the 2006 measurement date for our KFC U.K. pension plan, we do not anticipate significant near term funding.

10.    Guarantees, Commitments and Contingencies

Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2026. As of March 24, 2007 and December 30, 2006, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $400 million. The present value of these potential payments discounted at our pre-tax cost of debt at March 24, 2007 was approximately $300 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our probable exposure under such leases at March 24, 2007 and December 30, 2006 was not material.

Franchise Loan Pool Guarantees

We have provided approximately $16 million of partial guarantees of two franchisee loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at March 24, 2007 and December 30, 2006. In support of these guarantees, we posted letters of credit of $4 million. We also provide a standby letter of credit of $18 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $69 million and $75 million at March 24, 2007 and December 30, 2006, respectively.

Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to net refranchising (gain) loss. New loans added to the loan pools in the quarter ended March 24, 2007 were not significant.

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

On November 26, 2001, a lawsuit against Long John Silver’s, Inc. (“LJS”) styled Kevin Johnson, on behalf of himself and all others similarly situated v. Long John Silver’s, Inc. (“Johnson”) was filed in the United States District Court for the Middle District of Tennessee, Nashville Division. Johnson’s suit alleged that LJS’s former “Security/Restitution for Losses” policy (the “Policy”) provided for deductions from Restaurant General

Managers’ (“RGMs”) and Assistant Restaurant General Managers’ (“ARGMs”) salaries that violate the salary basis test for exempt personnel under regulations issued pursuant to the U.S. Fair Labor Standards Act ("FLSA"). Johnson alleged that all RGMs and ARGMs who were employed by LJS for the three year period prior to the lawsuit – i.e., since November 26, 1998 – should be treated as the equivalent of hourly employees and thus were eligible under the FLSA for overtime for any hours worked over 40 during all weeks in the recovery period. In addition, Johnson claimed that the potential members of the class are entitled to certain liquidated damages and attorneys’ fees under the FLSA.

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

On December 19, 2003, counsel for plaintiff in the above referenced Johnson lawsuit, filed a separate demand for arbitration with the American Arbitration Association (“AAA”) on behalf of former LJS managers Erin Cole and Nick Kaufman (the “Cole Arbitration”). Claimants in the Cole Arbitration demand a class arbitration on behalf of the same putative class - and the same underlying FLSA claims - as were alleged in the Johnson lawsuit. The complaint in the Cole Arbitration subsequently was amended to allege a practice of deductions (distinct from the allegations as to the Policy) in violation of the FLSA salary basis test, and to add Victoria McWhorter, another LJS former manager, as an additional claimant. LJS has denied the claims and the putative class alleged in the Cole Arbitration.

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

LJS believes that if the Cole Arbitration must proceed on a class basis, (i) the proceedings should be governed by the opt-in collective action structure of the FLSA, and (ii) a class should not be certified under the applicable provisions of the FLSA. LJS also believes that each individual should not be able to recover for more than two years (and a maximum three years) prior to the date they file a consent to join the arbitration. We have provided for the estimated costs of the Cole Arbitration, based on a projection of eligible claims, the amount of each eligible claim, the estimated legal fees incurred by the claimants and the results of settlement negotiations in this and other wage and hour litigation matters. But in view of the novelties of proceeding under the AAA Class Rules and the inherent uncertainties of litigation, there can be no assurance that the outcome of the arbitration will not result in losses in excess of those currently provided for in our Condensed Consolidated Financial Statements.

On September 2, 2005, a collective action lawsuit against the Company and KFC Corporation, originally styled Parler v. Yum Brands, Inc., d/b/a KFC, and KFC Corporation, was filed in the United States District Court for the District of Minnesota. Plaintiff alleges that he and other current and former KFC Assistant Unit Managers (“AUMs”) were improperly classified as exempt employees under the FLSA. Plaintiff seeks overtime wages and liquidated damages. On January 17, 2006, the District Court dismissed the claims against the Company with prejudice, leaving KFC Corporation as the sole defendant. Notice was mailed to current and former AUMs advising them of the litigation and providing an opportunity to join the case if they choose to do so. Plaintiff amended the complaint on September 8, 2006, to add related state law claims on behalf of a putative class of KFC AUMs employed in Illinois, Minnesota, Nevada, New Jersey, New York, Ohio, and Pennsylvania. On October 24, 2006, plaintiff moved to decertify the conditionally certified FLSA action, and KFC Corporation did not oppose the motion. On January 22, 2007, the Magistrate Judge recommended that the motion for decertification be granted and that all opt-in plaintiffs be dismissed without prejudice. On February 8, 2007, plaintiff filed objections to certain portions of the Magistrate Judge’s recommendation but did not object to decertification of the conditionally certified FLSA action or dismissal of all opt-in plaintiffs. KFC filed a response to these objections, which remains pending before the District Court.

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

Taco Bell has denied liability and intends to vigorously defend against all claims in this lawsuit. Although this lawsuit is at a relatively early stage in the proceedings, Taco Bell has begun to take certain steps to address potential architectural and structural compliance issues at the restaurants in accordance with applicable state and federal disability access laws. The costs associated with addressing these issues are not expected to significantly impact our results of operations. It is not possible at this time to reasonably estimate the probability or amount of liability for monetary damages on a class wide basis to Taco Bell.

According to the Centers for Disease Control (“CDC”), there was an outbreak of illness associated with a particular strain of E. coli 0157:H7 in the northeast United States during November and December 2006. Also according to the CDC, the outbreak from this particular strain was associated with eating at Taco Bell restaurants in Pennsylvania, New Jersey, New York, and Delaware. The CDC concluded that the outbreak ended on or about December 6, 2006. The CDC has stated that it received reports of 71 persons who became ill in association with the outbreak in the above-mentioned area during the above time frame, and that no deaths have been reported.

On December 6, 2006, a lawsuit styled Tyler Vormittag, et. al. v. Taco Bell Corp, Taco Bell of America, Inc. and Yum! Brands, Inc. was filed in the Supreme Court of the State of New York, County of Suffolk. Mr. Vormittag, a minor, alleges he became ill after consuming food purchased from a Taco Bell restaurant in Riverhead, New York, which was allegedly contaminated with E. coli 0157:H7. Subsequently, fourteen other cases have been filed naming the Company, Taco Bell Corp., Taco Bell of America, K.F.C. Company (alleged owner/operator of the Taco Bell restaurant claimed to be at issue in one case), and/or Yum! Restaurant Services Group, Inc. and alleging similar facts on behalf of other customers.

According to the allegations common to all the Complaints, each Taco Bell customer became ill after ingesting contaminated food in late November or early December 2006 from Taco Bell restaurants located in the northeast states implicated in the outbreak. As these lawsuits are new, discovery is in the preliminary stages. However, the Company believes, based on the allegations, that the stores identified in nine of the Complaints are in fact not owned by the Company or any of its subsidiaries. As such, the Company believes that at a minimum it is not liable for any losses at these stores.

Additionally, the Company has received a number of claims from customers who have alleged injuries relating to the E.coli outbreak, but have not filed lawsuits.

We have provided for the estimated costs of these claims and litigation, based on a projection of potential claims and their amounts as well as the results of settlement negotiations in similar matters. But in view of the inherent uncertainties of litigation, there can be no assurance that the outcome of the litigation will not result in losses in excess of those currently provided for in our Condensed Consolidated Financial Statements.

On March 14, 2007, a lawsuit styled Boskovich Farms, Inc. v. Taco Bell Corp. and Does 1 through 100 was filed in the Superior Court of the State of California, Orange County. Boskovich Farms, a supplier of produce to Taco Bell, alleges in its Complaint, among other things, that it suffered damage to its reputation and business as a result of publications and/or statements it claims were made by Taco Bell in connection with Taco Bell’s reporting of results of certain tests conducted during investigations on green onions used at Taco Bell restaurants. The Company believes that the Complaint should properly be heard in an alternative dispute resolution forum according to the contractual terms governing the relationship of the parties, but, in any event, denies liability and intends to vigorously defend against all claims in the lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

Proposed Internal Revenue Service Adjustments

Recently, the Internal Revenue Service (the “IRS”) informed the Company of its intent to propose certain adjustments based on its position that the Company did not file Gain Recognition Agreements (“GRAs”) on a timely basis in connection with certain transfers of foreign subsidiaries among its affiliated group. On April 30, 2007, the Company met with the IRS and stated its belief that either the filing of GRAs was not required, or if required, the Company has materially complied with any applicable GRA regulations. The Company further believes that, even if GRAs are required, the Company should be granted relief for a later filing. Although the Company believes that any proposed adjustment will not be upheld, if the IRS were to prevail, the Company could be required to make incremental tax payments that would be material in amount. The Company intends to vigorously contest any proposed adjustment and does not believe that the resolution of this matter will have a material adverse impact on the Company’s financial results or condition.

Obligations to PepsiCo, Inc. After Spin-off

In connection with our October 6, 1997 spin-off from PepsiCo, Inc. (“PepsiCo”) (the “Spin-off”), we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

Under the terms of these agreements, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of March 24, 2007, PepsiCo remains liable for approximately $21 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common tax audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through March 24, 2007, there have not been any determinations made by PepsiCo where we would have reached a different determination.

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

Drive High Return on Invested Capital & Strong Shareholder Payout – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders via share repurchases and dividends. The Company has one of the highest returns on invested capital in the Quick Service Restaurants (“QSR”) industry. During 2006, the Company announced that it was doubling its quarterly dividend rate for the second quarter, 2007 dividend payment to $0.30 per common share.

Quarter Ended March 24, 2007 Highlights

•	Diluted earnings per share of $0.70 per share or 19% growth.

•	Worldwide operating profit increased 12%.

•	Double-digit operating-profit growth from our international divisions: China, 31% and YRI, 25%.

•	Mainland China restaurant unit growth of 19%.

•	Yum! Restaurants International Division (YRI) unit growth of 4%, the seventeenth consecutive quarter of at least 3% year-over-year unit growth.

•	China Division restaurant margin improved 1.1%

•	Average diluted shares outstanding were reduced by 4%, the eleventh consecutive quarter of year-over-year share reduction.

All preceding comparisons are versus the same period a year ago.

Throughout the Management’s Discussion and Analysis (“MD&A”), the Company provides the percentage change excluding the impact of foreign currency translation. These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

The following MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Statements and our annual report on Form 10-K for the fiscal year ended December 30, 2006 (“2006 Form 10-K”).

All Note references herein refer to the accompanying Notes to the Financial Statements. Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters ended March 24, 2007 and March 25, 2006 and/or could impact comparability with the remainder of our results in 2007 or beyond. Certain of these factors were previously discussed in our 2006 Form 10-K.

Taco Bell Issues

Our Taco Bell business has been negatively impacted by adverse publicity related to a produce-sourcing issue during November and December 2006 and an infestation issue in one franchise store in February 2007. As a result, Taco Bell has experienced significant sales declines at both company and franchise stores, particularly in the northeast United States where both issues originated. In the first quarter of 2007, Taco Bell’s company same store sales were down 11%. We currently anticipate that Taco Bell will recover from these issues in the second half of 2007, though our experience has been that recoveries of this type vary in duration and could take longer. The exact timing of such recovery will determine the impact on 2007 operating profit. Our best current estimate is that our 2007 U.S. operating profit growth will be positive but lower than our long-term annual growth rate target of 5% primarily due to the Taco Bell sales issues.

U.S. Beverage Agreement Contract Termination

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

Prior to the acquisition, we accounted for our fifty percent ownership interest using the equity method of accounting. Thus, we reported our fifty percent share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Condensed Consolidated Statements of Income. We also recorded franchise fee income from the stores owned by the unconsolidated affiliate. Since the date of the acquisition, we have reported Company sales and the associated restaurant costs, general and administrative expense, interest expense and income taxes associated with the restaurants previously owned by the unconsolidated affiliate in the appropriate line items of our Condensed Consolidated Statement of Income. We no longer recorded franchise fee income for the restaurants previously owned by the unconsolidated affiliate nor did we report other income under the equity method of accounting. As a result of this acquisition, Company sales and restaurant profit increased $173 million and $18 million, respectively, franchise fees decreased $7 million and general and administrative expenses increased $9 million in the quarter ended March 24, 2007 compared to the quarter ended March 25, 2006. The impacts on operating profit and net income were not significant.

Mainland China Tax Legislation

On March 16, 2007, the National People’s Congress in Mainland China enacted new tax legislation that will go into effect on January 1, 2008. We are in the process of analyzing the published impact of the new tax legislation on the Company and anticipate the issuance of additional interpretive guidance from the Chinese government. At this time, we believe the primary impact on the Company will result from a decrease in income tax rates. Based on information currently available, we believe that these income tax rate changes will positively impact our 2008 net income by approximately $10 million. The impact of this reduced tax rate in 2008 and beyond has previously been factored into our long-term growth rate targets.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets. In the U.S., we are in the process of decreasing our Company ownership of restaurants from its current level of 23% to approximately 17%. This three-year plan calls for selling approximately 1,500 Company restaurants to franchisees from 2006 through 2008. From the beginning of 2006 through the quarter ended March 24, 2007, 557 Company restaurants in the U.S. have been sold to franchisees as part of this plan, including 105 U.S. restaurants in the first quarter 2007. In the International Division, we expect to refranchise approximately 300 Pizza Huts in the United Kingdom over the next several years reducing our Pizza Hut Company ownership in that market from approximately 80% currently to approximately 40%. Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.

The following table summarizes our refranchising activities:

	Quarter
	3/24/07	3/25/06
Number of units refranchised	117	81
Refranchising proceeds, pre-tax	$34	$22
Refranchising (gain) loss, pre-tax	$(1)	$4

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

The following table summarizes Company store closure activities:

	Quarter
	3/24/07	3/25/06
Number of units closed	42	35
Store closure costs (income)	$—	$1

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2006 and were no longer operated by us as of March 24, 2007. The amounts do not include results from new restaurants that we opened in connection with a relocation of an existing unit or any incremental impact upon consolidation of two or more of our existing units into a single unit.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

	Quarter Ended 3/24/07
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(109)	$(39)	$(6)	$(154)
Increased franchise and license fees	4	2	—	6
Decrease in total revenues	$(105)	$(37)	$(6)	$(148)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	Quarter Ended 3/24/07
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(12)	$(2)	$(1)	$(15)
Increased franchise and license fees	4	2	—	6
Decreased general and administrative expenses	2	—	—	2
Decrease in operating profit	$(6)	$—	$(1)	$(7)

Results of Operations

	Quarter
	3/24/07	3/25/06	% B/(W)
Company sales	$1,942	$1,819	7
Franchise and license fees	281	266	5
Total revenues	$2,223	$2,085	7
Company restaurant profit	$288	$284	2

% of Company sales	14.9%	15.6%	(0.7	) ppts.
Operating profit	316	282	12
Interest expense, net	36	35	(6)
Income tax provision	86	77	(11)
Net income	$194	$170	14

Diluted earnings per share(a)	$0.70	$0.59	19

(a)	See Note 2 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	7,736	1,206	23,516	32,458
New Builds	80	21	188	289
Acquisitions	—	—	—	—
Refranchising	(117)	—	117	—
Closures	(42)	(4)	(140)	(186)
Other	—	—	(3)	(3)
End of quarter	7,657	1,223	23,678	32,558
% of Total	23%	4%	73%	100%

The above total excludes 2,134 licensed units and approximately 50 units from the acquisition of the Rostik’s brand (see 2006 Form 10-K) that have not yet been co-branded into Rostik’s/KFC restaurants. The Rostik’s units will be presented as franchisee new builds as the co-branding into Rostik’s/KFC restaurants occurs.

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	4,212	—	13,905	18,117
New Builds	9	—	43	52
Acquisitions	—	—	—	—
Refranchising	(105)	—	105	—
Closures	(30)	—	(86)	(116)
Other	—	—	(3)	(3)
End of quarter	4,086	—	13,964	18,050
% of Total	23%	—	77%	100%

The above total excludes 1,939 licensed units.

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	1,762	561	9,387	11,710
New Builds	6	2	136	144
Acquisitions	—	—	—	—
Refranchising	(12)	—	12	—
Closures	(7)	(4)	(52)	(63)
Other	—	—	—	—
End of quarter	1,749	559	9,483	11,791
% of Total	15%	5%	80%	100%

The above total excludes 195 licensed units and approximately 50 units from the acquisition of the Rostik’s brand (see 2006 Form 10-K) that have not yet been co-branded into Rostik’s/KFC restaurants. The Rostik’s units will be presented as franchisee new builds as the co-branding into Rostik’s/KFC restaurants occurs.

China Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Beginning of year	1,762	645	224	2,631
New Builds	65	19	9	93
Acquisitions	—	—	—	—
Refranchising	—	—	—	—
Closures	(5)	—	(2)	(7)
Other	—	—	—	—
End of quarter	1,822	664	231	2,717
% of Total	67%	24%	9%	100%

There are no licensed units in the China Division.

Multibrand restaurants are included in the totals above. Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count. Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count. Franchise unit counts below include both franchisee and unconsolidated affiliate multibrand units. Following are multibrand restaurant totals at March 24, 2007 and December 30, 2006:

3/24/07	Company	Franchise	Total
United States	1,792	1,682	3,474
International Division	9	245	254	(a)
Worldwide	1,801	1,927	3,728

12/30/06	Company	Franchise	Total
United States	1,802	1,631	3,433
International Division	11	192	203
Worldwide	1,813	1,823	3,636

(a)	Includes 43 Pizza Hut Wing Street units that were previously not reflected as multibrand units.

For the quarter ended March 24, 2007, Company and franchise multibrand unit gross additions were 21 and 42, respectively. There are no multibrand units in the China Division.

System Sales Growth

	Increase/ (Decrease)		Increase excluding currency translation
	3/24/07	3/25/06	3/24/07	3/25/06
United States	(3)%	6%	N/A	N/A
International Division	13%	2%	10%	6%
China Division	24%	16%	19%	14%
Worldwide	4%	5%	3%	6%

System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise, unconsolidated affiliate and license restaurants. Sales of franchise, unconsolidated affiliate and license restaurants generate franchise and license fees for the Company (typically at a rate of 4% to 6% of sales). Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales on the Condensed Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues. We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same store sales as well as net unit development.

The increases in Worldwide and China Division system sales were driven by new unit development and same store sales growth, partially offset by store closures.

The decrease in U.S. system sales was driven by same store sales declines and store closures, partially offset by new unit development.

The increase in International Division system sales was driven by same store sales growth and new unit development, partially offset by store closures.

Revenues

	Amount		% Increase/(Decrease)	% Increase/(Decrease) excluding currency translation
	3/24/07	3/25/06
Company sales
United States	$1,051	$1,191	(12)	N/A
International Division	560	359	56	50
China Division	331	269	23	18
Worldwide	1,942	1,819	7	5

Franchise and license fees
United States	149	148	1	N/A
International Division	121	110	10	8
China Division	11	8	28	23
Worldwide	281	266	5	4

Total revenues
United States	1,200	1,339	(10)	N/A
International Division	681	469	45	40
China Division	342	277	23	19
Worldwide	$2,223	$2,085	7	5

The explanations that follow for revenue fluctuations consider year over year changes excluding the impact of any currency translation.

Excluding the favorable impact of the Pizza Hut U.K. acquisition, Worldwide Company sales decreased 5%. The decrease was driven by refranchising and store closures, partially offset by new unit development.

Excluding the unfavorable impact of the Pizza Hut U.K. acquisition, Worldwide franchise and license fees increased 7%. The increase was driven by new unit development, refranchising and same store sales growth, partially offset by store closures.

The decrease in U.S. Company sales was driven by refranchising, same store sales declines and store closures, partially offset by new unit development.

Blended U.S. Company same store sales decreased 6% due to a decrease in transactions, partially offset by an increase in average guest check. U.S. same store sales include only Company restaurants that have been open one year or more. U.S. blended same store sales include KFC, Pizza Hut and Taco Bell Company-owned restaurants only. U.S. same store sales for Long John Silver’s and A&W restaurants are not included.

The increase in U.S. franchise and license fees was driven by refranchising and new unit development, partially offset by same store sales declines and store closures.

Excluding the favorable impact of the Pizza Hut U.K. acquisition, International Division Company sales increased 2%. The increase was driven by same store sales growth and new unit development, partially offset by refranchising.

Excluding the unfavorable impact of the Pizza Hut U.K. acquisition, International Division franchise and license fees increased 13%. The increase was driven by same store sales growth and new unit development, partially offset by store closures.

The increases in China Division Company sales and franchise and license fees were driven by new unit development and same store sales growth, partially offset by store closures.

Company Restaurant Margins

Quarter ended 3/24/07	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.4	29.7	36.1	30.2
Payroll and employee benefits	31.1	25.9	12.7	26.4
Occupancy and other operating expenses	27.2	31.3	28.3	28.5
Company restaurant margin	13.3%	13.1%	22.9%	14.9%

Quarter ended 3/25/06	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.5	33.5	36.0	30.6
Payroll and employee benefits	30.2	23.5	12.8	26.3
Occupancy and other operating expenses	26.3	30.2	29.4	27.5
Company restaurant margin	15.0%	12.8%	21.8%	15.6%

The decrease in U.S. restaurant margin as a percentage of sales was driven by the impact of same store sales declines on restaurant margin and higher labor costs, primarily driven by wage rates. The decrease was partially offset by the favorable impact of lower property and casualty insurance expense driven by the improved loss trends on our insurance reserves.

The increase in International Division restaurant margin as a percentage of sales was driven by the impact of same store sales growth on restaurant margin as well as the favorable impact on restaurant margin of refranchising and closing certain restaurants. These increases were partially offset by higher labor costs, primarily driven by wage rates, and the impact of lower margins associated with Pizza Hut units in the U.K. which we now operate. As a percentage of sales, Pizza Hut U.K. units negatively impacted payroll and employee benefits and occupancy and other operating expenses and positively impacted food and paper.

The increase in China Division restaurant margin as a percentage of sales was driven by the impact of same stores sales growth on restaurant margin. The increase was partially offset by higher food and paper costs and the impact of lower margins associated with new units during the initial periods of operation.

Worldwide General and Administrative Expenses

General and Administrative (“G&A”) expenses increased $8 million or 3% in the quarter. Excluding the additional G&A expenses associated with acquiring the Pizza Hut U.K. business (which were previously netted within equity income prior to our acquisition of the remaining fifty percent interest in the business) and the 1% unfavorable impact of foreign currency translation, G&A expenses decreased 1%. The decrease was driven by the impact of lapping higher prior year litigation related costs, partially offset by increased expenses associated with strategic initiatives in China and other international growth markets.

Worldwide Other (Income) Expense

	Quarter
	3/24/07	3/25/06
Equity income from investments in unconsolidated affiliates	$ (13)	$ (11)
Gain upon sale of investment in unconsolidated affiliate(a)	(5)	—
Contract termination charge(b)	—	8
Foreign exchange net (gain) loss and other	(2)	(1)
Other (income) expense	$ (20)	$ (4)

(a)

Reflects recognition of income associated with receipt of payment for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

(b)	Reflects an $8 million charge associated with the termination of a beverage agreement in the United States segment.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 6 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter
	3/24/07	3/25/06	% B/(W)
United States	$165	$188	(11)
International Division	119	95	25
China Division	76	58	31
Unallocated and corporate expenses	(49)	(55)	11
Unallocated other income (expense)	4	—	NM
Unallocated refranchising gain (loss)	1	(4)	NM
Operating profit	$316	$282	12

United States operating margin	13.8%	14.0%	(0.2	) ppts.
International Division operating margin	17.4%	20.1%	(2.7	) ppts.

Neither unallocated and corporate expenses, which comprise general and administrative expenses nor unallocated refranchising gain (loss), are allocated to the U.S., International Division or China Division segments for performance reporting purposes. The decrease in unallocated and corporate expenses was driven by the impact of lapping higher prior year litigation related costs. The increase in unallocated other income expense is primarily due to income associated with receipt of payment for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

The decrease in U.S. operating profit was driven by the impact of same store sales declines on restaurant profit and franchise and licenses fees. These decreases were partially offset by higher other income (expense), primarily due to the lapping of a prior year charge associated with the termination of a beverage agreement in 2006.

Excluding the favorable impact from foreign currency translation, International Division operating profit increased 23%. The increase was driven by the impact of same store sales growth and new unit development on franchise and license fees and restaurant profit. These increases were partially offset by higher restaurant operating costs.

Excluding the favorable impact from foreign currency translation, China Division operating profit increased 26%. The increase was driven by the impact of same store sales growth on restaurant profit and new unit development. The increase was partially offset by higher G&A expenses.

Interest Expense, Net

	Quarter
	3/24/07	3/25/06	% B/(W)
Interest expense	$ 43	$ 38	(12)%
Interest income	(7)	(3)	73%
Interest expense, net	$ 36	$ 35	(6)%

Interest expense increased $5 million or 12% in 2007. This increase was driven by both an increase in interest rates on the variable portion of our debt and increased borrowings as compared to the prior year.

Income Taxes

	Quarter
	3/24/07	3/25/06
Income taxes	$ 86	$ 77
Effective tax rate	30.6%	31.3%

Our effective tax rate for the quarter was favorably impacted by the impact of a higher percentage of income being earned in lower tax rate jurisdictions outside the U.S. This benefit was partially offset by the lapping of prior year valuation allowance reversals related to changes in judgments regarding the realization of deferred tax assets.

Consolidated Cash Flows

Net cash provided by operating activities was $341 million compared to $297 million in 2006. The increase was driven by a higher net income and lower income tax payments in 2007.

Net cash used in investing activities was $42 million versus $61 million in 2006. The decrease was driven by the year over year change in short term investments and an increase in proceeds from refranchising, partially offset by an increase in capital spending.

Net cash used in financing activities was $277 million versus $261 million in 2006. The increase was driven by net debt repayments in 2007 versus net debt borrowings in 2006 and lower stock option proceeds, partially offset by lower share repurchases.

Consolidated Financial Condition

The increase in accounts and notes receivable and the decrease in investments in unconsolidated affiliates were primarily due to dividends declared by our unconsolidated affiliates in the quarter ended March 24, 2007.

The decrease in accounts payable and other liabilities was primarily due to the timing of payments and capital expenditures and a dividend payment in the quarter ended March 24, 2007.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our franchise operations, which require a limited YUM investment. In each of the last five fiscal years, net cash provided by operating activities has exceeded $1 billion. We expect these levels of net cash provided by operating activities to continue in the foreseeable future. Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our common stock and dividends paid to our shareholders. Unforeseen downturns in our business could adversely impact our cash flows from operations from the levels historically realized. However, we believe our ability to reduce discretionary spending and our borrowing capacity will allow us to meet our cash requirements in 2007 and beyond.

Discretionary Spending

In the quarter ended March 24, 2007, we invested $93 million in our businesses, including $25 million in the U.S., $33 million for the International Division and $35 million for the China Division.

In the quarter ended March 24, 2007, we repurchased shares for $246 million (including $17 million for shares with trade dates prior to December 30, 2006 but cash settlement dates subsequent to December 30, 2006 and excluding applicable transaction fees). In March 2007, our Board of Directors authorized additional share repurchases of up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock through March 2008. At March 24, 2007, we had remaining capacity to repurchase up to approximately $740 million of our outstanding Common Stock (excluding applicable transaction fees) under September 2006 and March 2007 authorizations.

During the quarter ended March 24, 2007, we paid cash dividends of $40 million. Additionally, on December 5, 2006, our Board of Directors approved a cash dividend of $0.30 per share of common stock to be distributed on March 30, 2007 to shareholders of record at the close of business on March 9, 2007. The Company is targeting an annual dividend payout ratio of 35% to 40% of net income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in September 2009. At March 24, 2007, our unused Credit Facility totaled $633 million, net of outstanding letters of credit of $222 million. There were borrowings of $145 million outstanding under the Credit Facility at March 24, 2007. We were in compliance with all debt covenants under this facility at March 24, 2007.

We also have a $350 million, five-year revolving credit facility (the “International Credit Facility” or “ICF”) which matures in November 2010. There were borrowings of $193 million and available credit of $157 million outstanding under the ICF at March 24, 2007. We were in compliance with all debt covenants under the ICF at March 24, 2007.

In 2006, we executed two term loans on behalf of the International Division in the amount of $183 million, both of which were repaid in the quarter ended March 24, 2007.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2008 through 2016 and interest rates ranging from 6.25% to 8.88%. The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Amounts outstanding under Senior Unsecured Notes were $1.6 billion at March 24, 2007.

Accounting Pronouncements Adopted during the Quarter Ended March 24, 2007

Effective December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109,

“Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, we recognized an additional $13 million for unrecognized tax benefits, which was accounted for as a reduction to our opening balance of retained earnings on December 31, 2006. Subsequent to this adjustment, we had $283 million of unrecognized tax benefits at December 31, 2006, $185 million of which, if recognized, would affect the effective income tax rate.

FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Prior to the adoption of FIN 48, we recorded such changes in judgment, including audit settlements, as a component of our annual effective rate. This change will not impact the manner in which we record income taxes on an annual basis and did not significantly impact our recorded income tax provision in the quarter ended March 24, 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties as components of its Income tax provision. The Company had approximately $74 million for the payment of interest and penalties accrued at December 31, 2006.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, China, the United Kingdom, Mexico, and Australia. The earliest years that the Company is subject to examination in these jurisdictions are 1999 in the U.S., 2003 in China, 2000 in the United Kingdom, 2001 in Mexico and 2001 in Australia. In addition, the Company is subject to various U.S. state income tax examinations, for which, in the aggregate, we have significant unrecognized tax benefits at December 31, 2006. We anticipate that our recorded uncertain tax benefits for certain tax positions we have taken may increase or decrease during the remainder of 2007 as a result of the continuation of these examinations. However, given the status of these examinations we cannot reliably estimate a range of a potential change at this time.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 addresses income statement presentation and disclosure requirements for taxes assessed by a governmental authority that are directly imposed on and concurrent with a revenue-producing transaction between a seller and a customer, including sales, use, value-added and some excise taxes. EITF 06-3 permits such taxes to be presented on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues). The Company has historically presented and will continue to present such taxes on a net basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 24, 2007 to the disclosures made in Item 7A of the Company’s 2006 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 24, 2007.

Cautionary Note Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the U.S. federal securities laws. These forward-looking statements are intended to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. The statements include those identified by such words as “may,” “will,” “expect,” “project,” “anticipate,” “believe,” “plan” and other similar terminology. These “forward-looking statements” reflect our current expectations regarding future events and operating and financial performance and are based upon data available at the time of the statements. Actual results involve risks and uncertainties, including both those specific to us and those specific to the industry, and could differ materially from expectations. These risks and uncertainties include, but are not limited to those described in Part II, Item 1A “Risk Factors” in this report, those described under “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 30, 2006, and those described from time to time in our reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on forward looking statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YUM! Brands, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of March 24, 2007, and the related Condensed Consolidated Statements of Income and Cash Flows for the twelve weeks ended March 24, 2007 and March 25, 2006. These condensed consolidated financial statements are the responsibility of YUM’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of YUM as of December 30, 2006, and the related Consolidated Statements of Income, Cash Flows and Shareholders’ Equity and Comprehensive Income for the year then ended not presented herein; and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 30, 2006, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

KPMG LLP

Louisville, Kentucky

May 3, 2007

PART II – Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 10 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. The following are some of the more significant factors that could affect our business and our results of operations:

•	Food-borne illness (such as E. coli, hepatitis A., trichinosis or salmonella) concerns, and health concerns arising from outbreaks of Avian Flu, may have an adverse effect on our business;

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

These risks are described in more detail under “Risk Factors” in Item 1A of our 2006 Form 10-K. We encourage you to read these risk factors in their entirety. Other factors may also exist that we cannot anticipate or that we do not consider to be significant based on information that is currently available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 24, 2007 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 1
12/31/06 – 1/27/07	1,260,000	$ 59.09	1,260,000	$ 394,441,060

Period 2
1/28/07 – 2/24/07	1,345,000	$ 60.27	1,345,000	$ 313,379,385

Period 3
2/25/07 – 3/24/07	1,266,900	$ 57.70	1,266,900	$ 740,283,562

Total	3,871,900	$ 59.04	3,871,900	$ 740,283,562

In September 2006, our Board of Directors authorized additional share repurchases, through September 2007, up to an additional $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended March 24, 2007, approximately 3.9 million shares were repurchased under this authorization.

In March 2007, our Board of Directors authorized additional share repurchases, through March 2008, up to an additional $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended March 24, 2007, no shares were repurchased under this authorization.

Item 6.   Exhibits

(a)	Exhibit Index

EXHIBITS

Exhibit 10.30

Credit Agreement, dated November 8, 2005, among YUM, Citigroup Global Markets Ltd. and J.P. Morgan Securities Inc., as Joint Mandated Lead Arrangers and Joint Bookrunners, and Citigroup International Plc and Citibank, N.A., Canadian Branch, as Facility Agents, which is incorporated herein by reference from Exhibit 10.31 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. This Credit Agreement was amended by Amendment No. 1 dated February 17, 2006 and amended and restated by Amendment and Restatement Agreement dated September 15, 2006 (as filed herewith).

	Exhibit 10.32	YUM! Brands Leadership Retirement Plan.

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Accountants’ Acknowledgement).

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

YUM! BRANDS, INC.
(Registrant)

Date: May 3, 2007	/s/ Ted F. Knopf
Senior Vice President of Finance and Corporate Controller
(Principal Accounting Officer)

Exhibit 15

Independent Accountants’ Acknowledgment

The Board of Directors

YUM! Brands, Inc.:

We hereby acknowledge our awareness of the use of our report dated May 3, 2007, included within the Quarterly Report on Form 10-Q of YUM! Brands, Inc. for the twelve weeks ended March 24, 2007, and incorporated by reference in the following Registration Statements:

Description	Registration Statement Number

Forms S-3 and S-3/A
$300,000,000 Debt Securities	333-133097
YUM! Direct Stock Purchase Program	333-46242
$2,000,000,000 Debt Securities	333-42969

Form S-8s
YUM! Restaurants Puerto Rico, Inc. Save-Up Plan	333-85069
Restaurant Deferred Compensation Plan	333-36877, 333-32050
Executive Income Deferral Program	333-36955
YUM! Long-Term Incentive Plan	333-36895, 333-85073, 333-32046
SharePower Stock Option Plan	333-36961
YUM! Brands 401(k) Plan	333-36893, 333-32048, 333-109300
YUM! Brands, Inc. Restaurant General Manager
Stock Option Plan	333-64547
YUM! Brands, Inc. Long Term Incentive Plan	333-32052, 333-109299

Pursuant to Rule 436(c) of the Securities Act of 1933 (the “Act”), such report is not considered part of a registration statement prepared or certified by an independent registered public accounting firm, or a report prepared or certified by an independent registered public accounting firm within the meaning of Sections 7 and 11 of the Act.

KPMG LLP

Louisville, Kentucky

May 3, 2007

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 3, 2007	/s/ David C. Novak
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 3, 2007	/s/ Richard T. Carucci
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended March 24, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 3, 2007	/s/ David C. Novak
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

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended March 24, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Richard T. Carucci, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 3, 2007	/s/ Richard T. Carucci
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.