Form 10-Q
period 2007-06-16
YUM BRANDS INC
filed 2007-07-20
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 16, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the Registrant´s Common Stock as of July 13, 2007 was 519,965,206 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions, except per share data)

	Quarter		Year to date
	6/16/07	6/17/06	6/16/07	6/17/06
Revenues
Company sales	$2,073	$1,912	$4,015	$3,731
Franchise and license fees	294	270	575	536
Total revenues	2,367	2,182	4,590	4,267

Costs and Expenses, Net
Company restaurants
Food and paper	638	583	1,224	1,140
Payroll and employee benefits	527	492	1,041	969
Occupancy and other operating expenses	598	536	1,152	1,037
	1,763	1,611	3,417	3,146
General and administrative expenses	287	264	549	518
Franchise and license expenses	10	9	18	17
Closures and impairment expenses	9	18	13	24
Refranchising (gain) loss	(4)	(15)	(5)	(11)
Other (income) expense	(8)	(12)	(28)	(16)
Total costs and expenses, net	2,057	1,875	3,964	3,678
Operating Profit	310	307	626	589
Interest expense, net	38	36	74	71
Income Before Income Taxes	272	271	552	518
Income tax provision	58	79	144	156
Net Income	$214	$192	$408	$362

Basic Earnings Per Common Share	$0.41	$0.35	$0.77	$0.66

Diluted Earnings Per Common Share	$0.39	$0.34	$0.74	$0.64

Dividends Declared Per Common Share	$0.15	$0.075	$0.15	$0.1325

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions)

	Year to date
	6/16/07	6/17/06
Cash Flows – Operating Activities
Net income	$408	$362
Depreciation and amortization	233	210
Closures and impairment expenses	13	24
Refranchising (gain) loss	(5)	(11)
Contributions to defined benefit pension plans	—	(18)
Deferred income taxes	(12)	(58)
Equity income from investments in unconsolidated affiliates	(21)	(21)
Distributions of income received from unconsolidated affiliates	20	15
Excess tax benefits from share-based compensation	(30)	(37)
Share-based compensation expense	29	30
Changes in accounts and notes receivable	(16)	25
Changes in inventories	(4)	1
Changes in prepaid expenses and other current assets	1	(24)
Changes in accounts payable and other current liabilities	(64)	(50)
Changes in income taxes payable	24	20
Other non-cash charges and credits, net	17	90
Net Cash Provided by Operating Activities	593	558

Cash Flows – Investing Activities
Capital spending	(217)	(186)
Proceeds from refranchising of restaurants	65	48
Short-term investments	5	(31)
Sales of property, plant and equipment	25	26
Other, net	6	(16)
Net Cash Used in Investing Activities	(116)	(159)

Cash Flows – Financing Activities
Proceeds from long-term debt	—	300
Repayments of long-term debt	(7)	(203)
Revolving credit facilities, three months or less, net	315	77
Short-term borrowings by original maturity
More than three months - proceeds	1	—
More than three months - payments	(183)	—
Three months or less, net	11	4
Repurchase shares of common stock	(477)	(529)
Excess tax benefits from share-based compensation	30	37
Employee stock option proceeds	63	84
Dividends paid on common shares	(119)	(63)
Net Cash Used in Financing Activities	(366)	(293)
Effect of Exchange Rates on Cash and Cash Equivalents	6	3
Net Increase in Cash and Cash Equivalents	117	109
Cash and Cash Equivalents - Beginning of Period	319	158
Cash and Cash Equivalents - End of Period	$436	$267

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions)

	(Unaudited)
	6/16/07	12/30/06
ASSETS
Current Assets
Cash and cash equivalents	$436	$319
Accounts and notes receivable, less allowance: $20 in 2007 and $18 in 2006	252	220
Inventories	98	93
Prepaid expenses and other current assets	152	138
Deferred income taxes	90	57
Advertising cooperative assets, restricted	76	74
Total Current Assets	1,104	901
Property, plant and equipment, net of accumulated depreciation and amortization of $3,206 in 2007 and $3,146 in 2006	3,552	3,631
Goodwill	656	662
Intangible assets, net	340	347
Investments in unconsolidated affiliates	118	138
Other assets	395	369
Deferred income taxes	265	305
Total Assets	$6,430	$6,353
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,264	$1,386
Income taxes payable	49	37
Short-term borrowings	306	227
Advertising cooperative liabilities	76	74
Total Current Liabilities	1,695	1,724
Long-term debt	2,088	2,045
Other liabilities and deferred credits	1,190	1,147
Total Liabilities	4,973	4,916

Shareholders’ Equity
Preferred stock, no par value, zero shares and 250 shares authorized in 2007 and 2006, respectively; no shares issued	—	—
Common stock, no par value, 750 shares authorized; 521 shares and 530 shares issued in 2007 and 2006, respectively	—	—
Retained earnings	1,579	1,593
Accumulated other comprehensive loss	(122)	(156)
Total Shareholders’ Equity	1,457	1,437
Total Liabilities and Shareholders’ Equity	$6,430	$6,353

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

Our preparation of the accompanying Financial Statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. The Company is undertaking a review of its international operations that could impact our ability to utilize certain foreign tax credit carryforwards. The Company has previously taken, and continues to take, the position that we do not believe it is more likely than not that deferred tax assets of approximately $120 million arising from certain foreign tax credit carryforwards will be realized and have established a valuation allowance accordingly. However, we believe it is reasonably possible within the next twelve months that some amount of these valuation allowances will be reversed upon a determination that it is more likely than not such deferred tax assets will be realized. We are currently not able to estimate the amount, if any, of these valuation allowances that might be reversed.

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2006 Form 10-K, our financial position as of June 16, 2007, and the results of our operations for the quarters and years to date ended June 16, 2007 and June 17, 2006 and cash flows for the years to date ended June 16, 2007 and June 17, 2006. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

2. Two-for-One Common Stock Split

On May 17, 2007, the Company announced that its Board of Directors approved a two-for-one split of the Company’s outstanding shares of Common Stock. The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on June 1, 2007 to receive one additional share for every outstanding share of Common Stock held. The stock dividend was distributed on June 26, 2007, with approximately 261 million shares of Common Stock distributed. All per share and share amounts in the accompanying Financial Statements and Notes to the Financial Statements have been adjusted to reflect the stock split.

3. Earnings Per Common Share (“EPS”)

	Quarter		Year to date
	6/16/07	6/17/06	6/16/07	6/17/06
Net income	$214	$192	$408	$362

Weighted-average common shares outstanding (for basic calculation)	528	544	530	548
Effect of dilutive share-based employee compensation	19	19	19	19
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	547	563	549	567
Basic EPS	$0.41	$0.35	$0.77	$0.66
Diluted EPS	$0.39	$0.34	$0.74	$0.64
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	7.2	16.7	8.5	15.7

(a) These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

4. Shareholders’ Equity

On May 17, 2007, we declared a cash dividend of $0.15 per share of Common Stock, which will be distributed on August 3, 2007 to shareholders of record at the close of business on July 13, 2007. We had dividends payable of $78 million and $119 million at June 16, 2007 and December 30, 2006, respectively.

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended June 16, 2007 and June 17, 2006 as indicated below. All amounts exclude applicable transaction fees.

Authorization Date	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased
	2007	2006	2007		2006
September 2006	14,964	—	$460		$—
March 2006	—	2,356	—		60
November 2005	—	19,128	—		469
Total	14,964	21,484	$460	(a)	$529

(a) Amount excludes effects of $17 million in share repurchases (0.6 million shares) with trade dates prior to December 30, 2006 but settlement dates subsequent to December 30, 2006.

In March 2007, our Board of Directors authorized additional share repurchases allowing us to repurchase, through March 2008, up to an additional $500 million (excluding applicable transaction fees) of our outstanding Common Stock. No shares have been repurchased under this authorization.

As of June 16, 2007, we have $509 million available for future repurchases under our September 2006 and March 2007 share repurchase authorizations combined. Based on market conditions and other factors, repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

Comprehensive income was as follows:

	Quarter		Year to date
	6/16/07	6/17/06	6/16/07	6/17/06
Net income	$214	$192	$408	$362
Foreign currency translation adjustment arising during the period	28	9	26	23
Foreign currency translation adjustment included in net income	1	—	1	—
Changes in fair value of derivatives, net of tax	1	2	2	4
Reclassification of pension actuarial losses to net income, net of tax	4	—	8	—
Reclassification of derivative (gains) losses to net income, net of tax	(2)	—	(3)	—
Total comprehensive income	$246	$203	$442	$389

5. Recently Adopted Accounting Pronouncements

Effective December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, we recognized an additional $13 million for unrecognized tax benefits, which was accounted for as a reduction to our opening balance of retained earnings on December 31, 2006. Subsequent to this adjustment, we had $283 million of unrecognized tax benefits at December 31, 2006, $185 million of which, if recognized, would affect the effective income tax rate.

FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Prior to the adoption of FIN 48, we recorded such changes in judgment, including audit settlements, as a component of our annual effective rate. As discussed below, we recognized benefits associated with certain tax positions taken in prior annual periods in the quarter and year to date ended June 16, 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties as components of its Income tax provision. The Company had approximately $74 million for the payment of interest and penalties accrued at December 31, 2006.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, China, the United Kingdom, Mexico and Australia. Upon adoption of FIN 48, the earliest years that the Company was subject to examination in these jurisdictions were 1999 in the U.S., 2003 in China, 2000 in the United Kingdom, 2001 in Mexico and 2001 in Australia. In addition, the Company is subject to various U.S. state income tax examinations, for which, in the aggregate, we have significant unrecognized tax benefits at December 31, 2006. We anticipate that our recorded uncertain tax benefits for certain tax positions we have taken may increase or decrease during the remainder of 2007 as a result of the continuation of these and other examinations. However, given the status of these examinations we cannot reliably estimate a range of a potential change at this time. Upon completion of audit examinations and the expiration of certain statutes of limitation during the quarter ended June 16, 2007, the Company’s aggregate, unrecognized tax benefits recorded at December 31, 2006 were reduced by $8 million and the amount accrued for payment of interest and penalties for these unrecognized tax benefits was reduced by $21 million. As a result of these reductions, our recorded Income tax provision was $18 million lower for the quarter and year to date ended June 16, 2007.

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

6. New Accounting Pronouncements Not Yet Adopted

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”). SFAS 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In the fourth quarter of 2006, we adopted the recognition and disclosure provisions of SFAS 158 as described in our 2006 Form 10-K. Additionally, SFAS 158 requires measurement of the funded status of pension and postretirement plans as of the date of a company’s fiscal year ending after December 15, 2008 (the year ended December 27, 2008 for the Company). Certain of our plans currently have measurement dates that do not coincide with our fiscal year end and thus we will be required to change their measurement dates in 2008. At this time, we have not yet determined which of the two approaches permitted by SFAS 158 we will use in transitioning to a fiscal year-end measurement date. Under both approaches the impact of the transition, including the net periodic benefit cost computed for the period between our previous measurement date and our fiscal year end, as well as changes in the fair value of plan assets and benefit obligations during the same period, will be recorded directly to Shareholders’ Equity. We do not currently anticipate any such amount will materially impact our financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company. While we continue to review the provisions of SFAS 159, we have not yet identified any assets or liabilities for which we currently believe we will elect the fair value reporting option.

7. Facility Actions

For the year to date ended June 16, 2007, the Company refranchised 191 stores including 74 in the quarter ended June 16, 2007.

Refranchising (gain) loss, store closure costs (income) and store impairment charges by reportable segment are as follows:

	Quarter ended June 16, 2007
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$—	$(3)	$(1)	$(4)

Store closure costs (income)(b)	$(5)	$(1)	$—	$(6)
Store impairment charges	9	4	2	15
Closure and impairment expenses	$4	$3	$2	$9

	Quarter ended June 17, 2006
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$(13)	$(2)	$—	$(15)

Store closure costs (income)(b)	$2	$—	$—	$2
Store impairment charges	12	3	1	16
Closure and impairment expenses	$14	$3	$1	$18

	Year to date ended June 16, 2007
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$(2)	$(2)	$(1)	$(5)

Store closure costs (income)(b)	$(6)	$—	$—	$(6)
Store impairment charges	10	7	2	19
Closure and impairment expenses	$4	$7	$2	$13

	Year to date ended June 17, 2006
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$(10)	$(1)	$—	$(11)

Store closure costs (income)(b)	$2	$1	$—	$3
Store impairment charges	13	6	2	21
Closure and impairment expenses	$15	$7	$2	$24

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)

Store closure costs (income) includes the net gain or loss on sales of real estate on which we formerly operated a Company restaurant, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves, and other facility-related expenses from previously closed stores.

8. Other (Income) Expense

	Quarter		Year to date
	6/16/07	6/17/06	6/16/07	6/17/06
Equity income from investments in unconsolidated affiliates	$(8)	$(10)	$(21)	$(21)
Gain upon sale of investment in unconsolidated affiliate (a)	—	—	(5)	—
Contract termination charge (b)	—	—	—	8
Foreign exchange net (gain) loss and other	—	(2)	(2)	(3)
Other (income) expense	$(8)	$(12)	$(28)	$(16)

(a)

Reflects recognition of income associated with receipt of payment for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

(b)	Reflects an $8 million charge associated with the termination of a beverage agreement in the United States segment.

9. Reportable Operating Segments

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter		Year to date
Revenues	6/16/07	6/17/06	6/16/07	6/17/06
United States	$1,218	$1,330	$2,418	$2,669
International Division(a)	696	489	1,377	958
China Division (b)	453	363	795	640
	$2,367	$2,182	$4,590	$4,267

	Quarter		Year to date
Operating Profit	6/16/07	6/17/06	6/16/07	6/17/06
United States	$191	$194	$356	$382
International Division(c)	101	88	220	183
China Division(d)	65	57	141	115
Unallocated and corporate expenses	(51)	(49)	(100)	(104)
Unallocated other income (expense)	—	2	4	2
Unallocated refranchising gain (loss)(e)	4	15	5	11
Operating profit	310	307	626	589
Interest expense, net	(38)	(36)	(74)	(71)
Income before income taxes	$272	$271	$552	$518

(a)

Includes revenues of $293 million and $114 million for the quarters ended June 16, 2007 and June 17, 2006, respectively, and $588 million and $216 million for the years to date ended June 16, 2007 and June 17, 2006, respectively, for entities in the United Kingdom. The increases primarily resulted from our acquisition of the remaining fifty percent ownership of our Pizza Hut United Kingdom unconsolidated affiliate in September 2006.

(b)

Includes revenues of approximately $388 million and $302 million for the quarters ended June 16, 2007 and June 17, 2006, respectively, and $688 million and $536 million for the years to date ended June 16, 2007 and June 17, 2006, respectively, in mainland China.

(c)

Includes equity income of unconsolidated affiliates of $1 million and $3 million for the quarters ended June 16, 2007 and June 17, 2006, respectively, and $4 million and $7 million for the years to date ended June 16, 2007 and June 17, 2006, respectively, for the International Division.

(d)

Includes equity income of unconsolidated affiliates of $7 million for both the quarters ended June 16, 2007 and June 17, 2006, and $17 million and $14 million for the years to date ended June 16, 2007 and June 17, 2006, respectively, for the China Division.

(e)	Unallocated refranchising gain (loss) is not allocated to the U.S., International Division or China Division segments for performance reporting purposes.

10. Pension Benefits

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

The components of net periodic benefit cost associated with our U.S. pension plans and significant International pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter		Quarter
	6/16/07	6/17/06	6/16/07	6/17/06(a)
Service cost	$7	$8	$2	$1
Interest cost	12	11	1	1
Expected return on plan assets	(11)	(11)	(2)	(1)
Amortization of prior service cost	—	1	—	—
Amortization of net loss	5	7	1	—
Net periodic benefit cost	$13	$16	$2	$1

	U.S. Pension Plans		International Pension Plans
	Year to date		Year to date
	6/16/07	6/17/06	6/16/07	6/17/06(a)
Service cost	$15	$16	$4	$2
Interest cost	24	21	3	2
Expected return on plan assets	(23)	(22)	(4)	(2)
Amortization of prior service cost	—	2	—	—
Amortization of net loss	11	14	1	—
Net periodic benefit cost	$27	$31	$4	$2

(a)

Excludes pension expense for the Pizza Hut U.K. pension plan of $1 million and $2 million for the quarter and year to date ended June 17, 2006, respectively, related to periods prior to our acquisition of the remaining fifty percent interest in the unconsolidated affiliate in September 2006.

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

11. Guarantees, Commitments and Contingencies

Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2026. As of June 16, 2007 and December 30, 2006, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $400 million. The present value of these potential payments discounted at our pre-tax cost of debt at June 16, 2007 was approximately $325 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our probable exposure under such leases at June 16, 2007 and December 30, 2006 was not material.

Franchise Loan Pool Guarantees

We have provided approximately $16 million of partial guarantees of two franchisee loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at both June 16, 2007 and December 30, 2006. In support of these guarantees, we posted letters of credit of $4 million. We also provide a standby letter of credit of $18 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $70 million and $75 million at June 16, 2007 and December 30, 2006, respectively.

Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to Refranchising (gain) loss. New loans added to the loan pools in the quarter ended June 16, 2007 were not significant.

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

In the U.S. and in certain other countries, we are also self-insured for healthcare claims and long-term disability for eligible participating employees subject to certain deductibles and limitations. We have accounted for our retained liabilities for property and casualty losses and healthcare and long-term disability claims, including reported and incurred but not reported claims, based on information provided by independent actuaries.

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

On November 26, 2001, a lawsuit against Long John Silver’s, Inc. (“LJS”) styled Kevin Johnson, on behalf of himself and all others similarly situated v. Long John Silver’s, Inc. (“Johnson”) was filed in the United States District Court for the Middle District of Tennessee, Nashville Division. Johnson’s suit alleged that LJS’s former “Security/Restitution for Losses” policy (the “Policy”) provided for deductions from Restaurant General Managers’ (“RGMs”) and Assistant Restaurant General Managers’ (“ARGMs”) salaries that violate the salary basis test for exempt personnel under regulations issued pursuant to the U.S. Fair Labor Standards Act (“FLSA”). Johnson alleged that all RGMs and ARGMs who were employed by LJS for the three year period prior to the lawsuit – i.e., since November 26, 1998 – should be treated as the equivalent of hourly employees and thus were eligible under the FLSA for overtime for any hours worked over 40 during all weeks in the recovery period. In addition, Johnson claimed that the potential members of the class are entitled to certain liquidated damages and attorneys’ fees under the FLSA.

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

On January 5, 2007, LJS moved to dismiss the clause construction award appeal and that motion was granted by the Fourth Circuit on January 10, 2007. LJS had also filed a motion to vacate the clause construction award in South Carolina state court, which was stayed pending a decision by the Fourth Circuit. LJS has agreed to dismiss the motion to vacate the clause construction award and has also agreed not to oppose claimants’ cross-motion to confirm that award by the South Carolina court. While judicial review of the clause construction award was pending in the U.S. District Court, the arbitrator permitted claimants to move for a class determination award, which was opposed by LJS. On September 19, 2005, the arbitrator issued a class determination award, certifying a class of LJS’s RGMs and ARGMs employed between December 17, 1998, and August 22, 2004, on FLSA claims, to proceed on an opt-out basis under the AAA Class Rules. That class determination award was upheld on appeal by the United States District Court for the District of South Carolina on January 20, 2006, and the arbitrator declined to reconsider the award. LJS has appealed the ruling of the U.S. District Court to the United States Court of Appeals for the Fourth Circuit. LJS has also filed a motion to vacate the class determination award in South Carolina state court, which has been stayed by the South Carolina court pending a decision by the Fourth Circuit in the class determination award appeal. Oral argument in the Fourth Circuit was heard on January 31, 2007. Discovery in the underlying arbitration is ongoing and LJS expects partial motions for summary judgment to be filed before the arbitrator in the third quarter of 2007.

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

On September 2, 2005, a collective action lawsuit against the Company and KFC Corporation, originally styled Parler v. Yum Brands, Inc., d/b/a KFC, and KFC Corporation, was filed in the United States District Court for the District of Minnesota. Plaintiffs allege that they and other current and former KFC Assistant Unit Managers (“AUMs”) were improperly classified as exempt employees under the FLSA. Plaintiffs seek overtime wages and liquidated damages. On January 17, 2006, the District Court dismissed the claims against the Company with prejudice, leaving KFC Corporation as the sole defendant. Notice was mailed to current and former AUMs advising them of the litigation and providing an opportunity to join the case if they choose to do so. Plaintiffs amended the complaint on September 8, 2006, to add related state law claims on behalf of a putative class of KFC AUMs employed in Illinois, Minnesota, Nevada, New Jersey, New York, Ohio, and Pennsylvania. On October 24, 2006, plaintiffs moved to decertify the conditionally certified FLSA action, and KFC Corporation did not oppose the motion. On June 4, 2007, the District Court decertified the collective action and dismissed all opt-in plaintiffs without prejudice. Subsequently, plaintiffs have filed twenty-five new cases in state and federal courts around the country, most of which allege a statewide putative collective/class action. Plaintiffs’ counsel has advised KFC that two more cases will be filed in the near future. Plaintiffs have also filed 324 individual arbitrations with the American Arbitration Association (“AAA”). KFC has moved to enjoin the AAA arbitrations on the ground that the claimants have waived their right to arbitrate by actively pursuing the Minnesota litigation for nearly two years. KFC is in the process of removing and/or answering the cases plaintiffs have filed against it in court.

We believe that KFC has properly classified its AUMs as exempt under the FLSA and applicable state law, and accordingly intend to vigorously defend against all claims in these lawsuits. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

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

On May 17, 2007, a hearing was held on Plaintiffs’ Motion for Partial Summary Judgment seeking judicial declaration that Taco Bell was in violation of accessibility laws as to three specific issues: seating, queue rails and door opening pressure. The court has not yet issued a ruling on this motion.

Taco Bell has denied liability and intends to vigorously defend against all claims in this lawsuit. Taco Bell has taken certain steps to address potential architectural and structural compliance issues at the restaurants in accordance with applicable state and federal disability access laws. The costs associated with addressing these issues are not expected to significantly impact our results of operations.

Taco Bell has requested leave to file its own Motion for Partial Summary Judgment seeking judicial declaration that Plaintiffs’ claims are moot due to the remediation.

It is not possible at this time to reasonably estimate the probability or amount of liability for monetary damages on a class wide basis to Taco Bell.

On May 11, 2007, plaintiff John Whited filed a putative class action against Long John Silver’s, Inc. in Superior Court, Kings County California, styled John Whited, For Himself and On Behalf of All Others Similarly Situated v. Long John Silver’s, Inc. and Does 1 – 10. The complaint alleges, among other things, that LJS has discriminated against the class of people who use wheelchairs or scooters for mobility by failing to make its 23 company-owned restaurants in California (the “LJS California Restaurants”) accessible to the class. Plaintiff’s complaint is based upon the Plaintiff’s inspection of one of the LJS California Restaurants and contends that the restroom paper towel dispenser, customer service, sales, order and condiment counters do not comply with the ADA and certain provisions of the CDPA. Plaintiff has requested unspecified injunctive relief and damages. On June 7, 2007, LJS filed to remove the case to the U.S. District Court for the Eastern District of California at Fresno.

LJS has entered into an Asset Purchase Agreement (“APA”) to sell the LJS California Restaurants to an existing LJS franchisee (the “Buyer”). Under the APA, the parties have agreed, among other things: (1) that LJS will undertake defense of the action and be responsible for any attorney fees or damages arising out of the action; and (2) that the Buyer will be responsible for performing such construction and other work needed to ensure that the LJS California Restaurants comply with the ADA.

LJS intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

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

On December 6, 2006, a lawsuit styled Tyler Vormittag, et. al. v. Taco Bell Corp, Taco Bell of America, Inc. and Yum! Brands, Inc. was filed in the Supreme Court of the State of New York, County of Suffolk. Mr. Vormittag, a minor, alleges he became ill after consuming food purchased from a Taco Bell restaurant in Riverhead, New York, which was allegedly contaminated with E. coli 0157:H7. Subsequently, twenty other cases have been filed naming the Company, Taco Bell Corp., Taco Bell of America, K.F.C. Company (alleged owner/operator of the Taco Bell restaurant claimed to be at issue in one case), and/or Yum! Restaurant Services Group, Inc. and alleging similar facts on behalf of other customers.

According to the allegations common to all the Complaints, each Taco Bell customer became ill after ingesting contaminated food in late November or early December 2006 from Taco Bell restaurants located in the northeast states implicated in the outbreak. As these lawsuits are new, discovery is in the preliminary stages. However, the Company believes, based on the allegations, that the stores identified in twelve of the Complaints are in fact not owned by the Company or any of its subsidiaries. As such, the Company believes that at a minimum it is not liable for any losses at these stores. Three of these twelve Complaints have been dismissed without prejudice pending settlement discussions with plaintiffs’ counsel.

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

On March 14, 2007, a lawsuit styled Boskovich Farms, Inc. v. Taco Bell Corp. and Does 1 through 100 was filed in the Superior Court of the State of California, Orange County. Boskovich Farms, a supplier of produce to Taco Bell, alleges in its Complaint, among other things, that it suffered damage to its reputation and business as a result of publications and/or statements it claims were made by Taco Bell in connection with Taco Bell’s reporting of results of certain tests conducted during investigations on green onions used at Taco Bell restaurants. The Company believes that the Complaint should properly be heard in an alternative dispute resolution forum according to the contractual terms governing the relationship of the parties. The Company filed a motion to compel arbitration and stay the litigation on May 1, 2007. The Court entered an order granting this motion on June 14, 2007. To date, Boskovich has not initiated arbitration proceedings. The Company denies liability and intends to vigorously defend against all claims in any arbitration and the lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On July 5, 2007, a lawsuit styled Doran Phillips vs. Taco Bell Corp., et al., was delivered to Taco Bell’s agent for service of process in Illinois. The lawsuit was filed in the U.S. District Court for the Northern District of Illinois. It is a proposed class action and alleges that Taco Bell failed to protect the private information of its customers under the new federal Fair and Accurate Credit Transaction Act ("FACTA"). The complaint alleges a violation of FACTA based on a transaction involving a licensed restaurant. The Company intends to vigorously defend against all claims in the lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On July 11, 2007, a lawsuit styled Melissa Peraria v. KFC Corp., et al., was filed in the U.S. District Court of New Jersey. It is a proposed class action and alleges that KFC failed to protect the private information of its customers under FACTA. The complaint alleges a violation of FACTA based on a transaction involving a franchised restaurant. The Company intends to vigorously defend against all claims in the lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

Proposed Internal Revenue Service Adjustments

In early 2007, the Internal Revenue Service (the “IRS”) informed the Company of its intent to propose certain adjustments based on its position that the Company did not file Gain Recognition Agreements (“GRAs”) in connection with certain transfers of foreign subsidiaries among its affiliated group. On April 30, 2007, the Company met with the IRS and stated its belief that the filing of GRAs was not required, or if required, the Company should be granted relief for a later filing. Although the Company believes that any proposed adjustment will not be upheld, if the IRS were to prevail, the Company could be required to make incremental tax payments that would be material in amount. The Company intends to vigorously contest any proposed adjustment and does not believe at this time that estimation of a meaningful range of potential payments to the IRS is possible. However, the Company currently believes, given our strong defenses to the IRS’ position, that any payments we would make to the IRS for the resolution of this matter would not have a significant adverse impact on the Company’s financial results or condition.

Obligations to PepsiCo, Inc. After Spin-off

In connection with our October 6, 1997 spin-off from PepsiCo, Inc. (“PepsiCo”) (the “Spin-off”), we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

Under the terms of these agreements, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of June 16, 2007, PepsiCo remains liable for approximately $21 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common tax audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through June 16, 2007, there have not been any determinations made by PepsiCo that have not been resolved to our satisfaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”), should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Statements and our annual report on Form 10-K for the fiscal year ended December 30, 2006 (“2006 Form 10-K”). Throughout the MD&A the Company makes reference to certain performance measures as described below.

•

The company provides the percentage changes excluding the impact of foreign currency translation. These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

•

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

•	Company restaurant margin as a percentage of sales is defined as Company sales less expenses incurred directly by our Company restaurants in generating Company sales divided by Company sales.

•

Worldwide same store sales is the estimated growth in sales of all restaurants that have been open one year or more. Blended U.S. same store sales include only KFC, Pizza Hut and Taco Bell Company owned restaurants that have been open one year or more. U.S. same store sales for Long John Silvers and A&W restaurants are not included given the relative insignificance of the company stores for these brands and the limited impact they currently have, and will have in the future, on our blended U.S. same store sales as well as our overall U.S. performance.

All Note references herein refer to the accompanying Notes to the Financial Statements. Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified. All per share and share amounts herein, and in the accompanying Financial Statements and Notes to the Financial Statements have been adjusted to reflect the June 26, 2007 stock split (see Note 2).

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

Strategies

The Company continues to focus on four key strategies:

Build Dominant China Brands – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurants, respectively, in mainland China. Additionally, the Company owns and operates the distribution system for its restaurants in mainland China which we believe provides a significant competitive advantage. Given this strong competitive position, a rapidly growing economy and a population of 1.3 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and testing the additional restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food). Our ongoing earnings growth model includes annual system-sales growth of 20% driven by at least 375 new restaurants each year in mainland China, which we expect to drive annual operating profit growth of 20% in the China Division.

Drive Profitable International Division Expansion – The Company and its franchisees opened over 700 new restaurants in 2006 in the Company’s International Division, representing seven straight years of opening over 700 restaurants. The International Division generated over $400 million in operating profit in 2006 up from $186 million in 1998. The Company expects to continue to experience strong growth by building out existing markets and growing in new markets including India, France and Russia. Our ongoing earnings growth model includes annual operating profit growth of 10% driven by new unit development of 750 new restaurant openings annually for the International Division. New unit development is expected to contribute to system sales growth of at least 5% (at least 3% unit growth and 2% to 3% same store sales growth) each year.

Improve U.S. Brands Positions and Returns – The Company continues to focus on improving its U.S. position through differentiated products and marketing and an improved customer experience. The Company also strives to provide industry leading new product innovation which adds sales layers and expands day parts. We are the leader in multibranding, with over 3,500 restaurants providing customers two or more of our brands at a single location. We continue to evaluate our returns and ownership positions with an earn the right to own philosophy on Company owned restaurants. Our ongoing earnings growth model calls for annual operating profit growth of 5% in the U.S. with same store sales growth of 2% to 3% and leverage of our General and Administrative infrastructure.

Drive High Return on Invested Capital & Strong Shareholder Payout – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders via share repurchases and dividends. The Company has one of the highest returns on invested capital in the Quick Service Restaurants (“QSR”) industry. During 2006, the Company announced that it was doubling its quarterly dividend rate for the second quarter, 2007 dividend payment to $0.15 per common share.

Quarter Ended June 16, 2007 Highlights

•	Diluted earnings per share growth of 15% or $0.39 per share.

•	Worldwide system-same-store sales grew by 2%, including 7% growth in mainland China, 5% growth in the International Division, and flat results in the U.S.

•	Double-digit system-sales growth from both our international businesses: China Division,

25%; International Division, 15%.

•	Mainland China restaurant unit growth of 19%.

•	International Division unit growth of 4%, the eighteenth consecutive quarter of at least 3% year-over-year unit growth, our ongoing growth target.

•	Double-digit operating-profit growth from our international divisions: China Division, 14%, and International Division, 15%.

•	Average diluted shares outstanding were reduced by 3%, the twelfth consecutive quarter with year-over-year share reduction as a result of substantial share buybacks.

•	An overall effective tax rate of 21.5%, which was 7.5 percentage points lower than last year.

All preceding comparisons are versus the same quarter a year ago.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters and/or years to date ended June 16, 2007 and June 17, 2006 and/or could impact comparability with the remainder of our results in 2007 or beyond. Certain of these factors were previously discussed in our 2006 Form 10-K.

U.S. Restaurant Profit

Our U.S. restaurant margin as a percentage of sales decreased by 0.8 percentage points and 1.2 percentage points for the quarter and year to date ended June 16, 2007, respectively. These decreases were the primary driver in U.S. operating profit declines of 2% and 7% for the quarter and year to date ended June 16, 2007, respectively, both below our ongoing earnings growth model target of 5% growth.

Contributing to the decreases in restaurant profit in dollar terms were declines in U.S. company same store sales, particularly at Taco Bell. Our Taco Bell business has been negatively impacted by adverse publicity related to a produce-sourcing issue during November and December 2006 and an infestation issue in one franchise store in February 2007. As a result, Taco Bell has experienced significant sales declines at both company and franchise stores, particularly in the northeast United States where both issues originated. Taco Bell's company same store sales were down 7% and 9% for the quarter and year to date ended June 16, 2007, respectively. We currently anticipate that Taco Bell will continue to show improved sales trends in the second half of 2007. While we believe that Taco Bell will fully recover from these issues and generate strong fiscal 2008 results, our experience has been that recoveries of this type vary in duration.

Also negatively impacting U.S. restaurant profits were higher commodity costs (principally meats and cheese) and higher wage rates due to state minimum wage laws enacted over the last twelve months. Together these factors negatively impacted restaurant profit by $18 million in the second quarter and $21 million in the year to date ended June 16, 2007. These decreases in restaurant profits were partially offset by lower self-insured property and casualty insurance expenses, exclusive of the estimated reduction due to refranchising Company stores, in the second quarter ($21 million) and year to date ($29 million) ended June 16, 2007. These lower insurance expenses were the result of improved loss trends, which we believe are primarily driven by safety and claim handling procedures we have implemented over time, as well as workers’ compensation reforms at the state level.

Mainland China Commodity Inflation

China Division restaurant margin as a percentage of sales declined to 18.2% in the quarter ended June 16, 2007 from 18.8% in the quarter ended June 17, 2006. This decline was in part due to rising chicken costs, which make up approximately 40% of mainland China’s cost of food and paper, resulting from both increased demand and lower than expected availability in the market. While we believe that this impact will be short-term in nature, we do expect that mainland China will experience double digit percentage price increases in chicken supplies in the third quarter of 2007 as compared to the third quarter of 2006.

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

Prior to the acquisition, we accounted for our fifty percent ownership interest using the equity method of accounting. Thus, we reported our fifty percent share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Condensed Consolidated Statements of Income. We also recorded franchise fee income from the stores owned by the unconsolidated affiliate. Since the date of the acquisition, we have reported Company sales and the associated restaurant costs, general and administrative expense, interest expense and income taxes associated with the restaurants previously owned by the unconsolidated affiliate in the appropriate line items of our Condensed Consolidated Statements of Income. We no longer record franchise fee income for the restaurants previously owned by the unconsolidated affiliate nor do we report other income under the equity method of accounting. As a result of this acquisition, Company sales and restaurant profit increased $164 million and $15 million, respectively, franchise fees decreased $6 million and general and administrative expenses increased $9 million in the quarter ended June 16, 2007 compared to the quarter ended June 17, 2006. Additionally, Company sales and restaurant profit increased $337 million and $33 million, respectively, franchise fees decreased $12 million and general and administrative expenses increased $19 million in the year to date ended June 16, 2007 compared to the year to date ended June 17, 2006. The impacts on operating profit and net income were not significant.

Income Tax Rate

The Company's reported income tax rate was 21.5% for the quarter ended June 16, 2007 as compared to 29.0% for the quarter ended June 17, 2006. The lower 2007 rate was driven by the discrete recognition of approximately $18 million in tax reserve reversals upon the expiration of the statute of limitations in certain foreign jurisdictions and settlements of U.S. state audits. Also contributing to the decrease were approximately $10 million of out of year adjustments to reserves and accruals in the quarter ended June 16, 2007.

Mainland China Tax Legislation

On March 16, 2007, the National People’s Congress in mainland China enacted new tax legislation that will go into effect on January 1, 2008. Upon enactment, which occurred in the China Division’s second fiscal quarter, the deferred tax balances of all Chinese entities, including our unconsolidated affiliates, were adjusted. The impacts on our income tax provision and operating profit in the quarter and year to date ended June 16, 2007 were not significant. We are in the process of analyzing the impact of the new tax legislation on the Company in future years and anticipate the issuance of additional interpretive guidance from the Chinese government. Based on information currently available, we believe that these income tax rate changes will positively impact our 2008 net income by approximately $10 million to $15 million. The impact of this reduced tax rate in 2008 and beyond has previously been factored into our ongoing earnings growth model.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets. In the U.S., we are in the process of decreasing our Company ownership of restaurants from its current level of 22% to approximately 17%. This three-year plan calls for selling approximately 1,500 Company restaurants to franchisees from 2006 through 2008. From the beginning of 2006 through the quarter ended June 16, 2007, 599 Company restaurants in the U.S. have been sold to franchisees as part of this plan, including 42 U.S. restaurants in the second quarter 2007. In the International Division, we expect to refranchise approximately 300 Pizza Huts in the United Kingdom over the next several years reducing our Pizza Hut Company ownership in that market from approximately 80% currently to approximately 40%. Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.

The following table summarizes our worldwide refranchising activities:

	Quarter		Year to date
	6/16/07	6/17/06	6/16/07	6/17/06
Number of units refranchised	74	51	191	132
Refranchising proceeds, pre-tax	$31	$26	$65	$48
Refranchising (gain) loss, pre-tax	$(4)	$(15)	$(5)	$(11)

In addition to our refranchising program, from time to time we close restaurants that are poor performing, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit (collectively “store closures”). Store closure costs (income) includes the net gain or loss on sales of real estate on which we formerly operated a Company restaurant, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves, and other facility-related expenses from previously closed stores.

The following table summarizes worldwide Company store closure activities:

	Quarter		Year to date
	6/16/07	6/17/06	6/16/07	6/17/06
Number of units closed	35	40	77	75
Store closure costs (income)	$(6)	$2	$(6)	$3

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2006 and were no longer operated by us as of June 16, 2007. The amounts do not include results from new restaurants that we opened in connection with a relocation of an existing unit or any incremental impact upon consolidation of two or more of our existing units into a single unit.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

	Quarter ended 6/16/07
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(112)	$(38)	$(8)	$(158)
Increased franchise and license fees	6	2	—	8
Decrease in total revenues	$(106)	$(36)	$(8)	$(150)

	Year to date ended 6/16/07
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(221)	$(77)	$(14)	$(312)
Increased franchise and license fees	10	4	—	14
Decrease in total revenues	$(211)	$(73)	$(14)	$(298)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	Quarter ended 6/16/07
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(11)	$(2)	$(1)	$(14)
Increased franchise and license fees	6	2	—	8
Decreased general and administrative expenses	1	1	—	2
Increase (decrease) in operating profit	$(4)	$1	$(1)	$(4)

	Year to date ended 6/16/07
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(23)	$(4)	$(2)	$(29)
Increased franchise and license fees	10	4	—	14
Decreased general and administrative expenses	3	1	—	4
Increase (decrease) in operating profit	$(10)	$1	$(2)	$(11)

Results of Operations

	Quarter				Year to date
	6/16/07	6/17/06	% B/(W)		6/16/07	6/17/06	% B/(W)
Company sales	$2,073	$1,912	8		$4,015	$3,731	8
Franchise and license fees	294	270	9		575	536	7
Total revenue	$2,367	$2,182	9		$4,590	$4,267	8
Company restaurant profit	$310	$301	2		$598	$585	2

% of Company sales	14.9%	15.8%	(0.9	)ppts.	14.9%	15.7%	(0.8	)ppts.
Operating profit	310	307	1		626	589	7
Interest expense, net	38	36	(4)		74	71	(5)
Income tax provision	58	79	25		144	156	7
Net income	$214	$192	12		$408	$362	13

Diluted earnings per share (a)	$0.39	$0.34	15		$0.74	$0.64	17

(a)	See Note 3 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)(b)
Beginning of year	7,736	1,206	23,516	32,458
New Builds	171	45	419	635
Acquisitions	2	2	(4)	—
Refranchising	(191)	(4)	195	—
Closures	(77)	(8)	(305)	(390)
Other	—	—	5	5
End of quarter	7,641	1,241	23,826	32,708
% of Total	23%	4%	73%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	4,212	—	13,905	18,117
New Builds	18	—	107	125
Acquisitions	1	—	(1)	—
Refranchising	(147)	—	147	—
Closures	(47)	—	(177)	(224)
Other	—	—	3	3
End of quarter	4,037	—	13,984	18,021
% of Total	22%	—%	78%	100%

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)(b)
Beginning of year	1,762	561	9,387	11,710
New Builds	18	6	298	322
Acquisitions	1	2	(3)	—
Refranchising	(43)	(4)	47	—
Closures	(17)	(4)	(124)	(145)
Other	—	—	2	2
End of quarter	1,721	561	9,607	11,889
% of Total	14%	5%	81%	100%

China Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	1,762	645	224	2,631
New Builds	135	39	14	188
Acquisitions	—	—	—	—
Refranchising	(1)	—	1	—
Closures	(13)	(4)	(4)	(21)
Other	—	—	—	—
End of quarter	1,883	680	235	2,798
% of Total	67%	24%	9%	100%

(a)

The Worldwide, U.S. and International Division totals exclude 2,112, 1,921 and 191 licensed units, respectively at June 16, 2007. There are no licensed units in the China Division. Licensed units are generally units that offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient. As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

(b)

The Worldwide and International Division totals exclude approximately 40 units from the acquisition of the Rostik’s brand (see 2006 Form 10-K) that have not yet been co-branded into Rostik’s/KFC restaurants. The Rostik’s units will be presented as franchisee new builds as the co-branding into Rostik’s/KFC restaurants occurs.

Multibrand restaurants are included in the totals above. Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count. Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count. Franchise unit counts below include both franchisee and unconsolidated affiliate multibrand units. Following are multibrand restaurant totals at June 16, 2007 and December 30, 2006:

6/16/07	Company	Franchise	Total
United States	1,765	1,753	3,518
International Division	6	257	263	(a)
Worldwide	1,771	2,010	3,781

12/30/06	Company	Franchise	Total
United States	1,802	1,631	3,433
International Division	11	192	203
Worldwide	1,813	1,823	3,636

(a)	Includes 48 Pizza Hut Wing Street units that were not reflected as multibrand units at December 30, 2006.

For the year to date ended June 16, 2007, Company and franchise multibrand unit gross additions were 29 and 88, respectively. There are no multibrand units in the China Division.

System Sales Growth

Quarter	Increase/(Decrease)		Increase excluding currency translation
	6/16/07	6/17/06	6/16/07	6/17/06
United States	-%	1%	N/A	N/A
International Division	15%	5%	11%	8%
China Division	25%	33%	19%	29%
Worldwide	7%	5%	5%	5%

U.S. system sales were flat as new unit development was offset by store closures.

The increases in Worldwide, International Division and China Division system sales were all driven by new unit development and same store sales growth, partially offset by store closures.

Year to date	Increase/(Decrease)		Increase excluding currency translation
	6/16/07	6/17/06	6/16/07	6/17/06
United States	(1)%	3%	N/A	N/A
International Division	14%	4%	10%	7%
China Division	24%	25%	19%	22%
Worldwide	6%	5%	4%	6%

The decrease in U.S. system sales was driven by same store sales declines and store closures, partially offset by new unit development.

The increases in Worldwide, International Division and China Division system sales were all driven by new unit development and same store sales growth, partially offset by store closures.

Revenues

Quarter	Amount		% Increase/(Decrease)	% Increase/(Decrease) excluding currency translation
	6/16/07	6/17/06
Company sales
United States	$1,060	$1,179	(10)	N/A
International Division	574	381	51	44
China Division	439	352	25	19
Worldwide	2,073	1,912	8	6

Franchise and license fees
United States	158	151	5	N/A
International Division	122	108	14	11
China Division	14	11	29	23
Worldwide	294	270	9	8

Total revenues
United States	1,218	1,330	(8)	N/A
International Division	696	489	43	37
China Division	453	363	25	19
Worldwide	$2,367	$2,182	9	6

The explanations that follow for revenue fluctuations consider year over year changes excluding the impact of foreign currency translation.

Excluding the favorable impact of the Pizza Hut U.K. acquisition, Worldwide Company sales decreased 2%. The decrease was driven by refranchising and store closures, partially offset by new unit development.

Excluding the unfavorable impact of the Pizza Hut U.K. acquisition, Worldwide franchise and license fees increased 10%. The increase was driven by new unit development, refranchising and same store sales growth, partially offset by store closures.

The decrease in U.S. Company sales was driven by refranchising, same store sales declines and store closures, partially offset by new unit development.

Blended U.S. Company same store sales decreased 3% due to a decrease in transactions, partially offset by an increase in average guest check.

The increase in U.S. franchise and license fees was driven by refranchising and new unit development, partially offset by store closures.

Excluding the favorable impact of the Pizza Hut U.K. acquisition, International Division Company sales increased 1%. The increase was driven by same store sales growth and new unit development, partially offset by refranchising.

Excluding the unfavorable impact of the Pizza Hut U.K. acquisition, International Division franchise and license fees increased 16%. The increase was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

The increases in China Division Company sales and franchise and license fees were primarily driven by new unit development and same store sales growth, partially offset by store closures.

Year to date	Amount		% Increase/(Decrease)	% Increase/(Decrease) excluding currency translation
	6/16/07	6/17/06
Company sales
United States	$2,111	$2,370	(11)	N/A
International Division	1,134	740	53	47
China Division	770	621	24	19
Worldwide	4,015	3,731	8	6

Franchise and license fees
United States	307	299	3	N/A
International Division	243	218	12	9
China Division	25	19	29	23
Worldwide	575	536	7	6

Total revenues
United States	2,418	2,669	(9)	N/A
International Division	1,377	958	44	39
China Division	795	640	24	19
Worldwide	$4,590	$4,267	8	6

The explanations that follow for revenue fluctuations consider year over year changes excluding the impact of foreign currency translation.

Excluding the favorable impact of the Pizza Hut U.K. acquisition, Worldwide Company sales decreased 3%. The decrease was driven by refranchising and store closures, partially offset by new unit development.

Excluding the unfavorable impact of the Pizza Hut U.K. acquisition, Worldwide franchise and license fees increased 8%. The increase was driven by new unit development, refranchising and same store sales growth, partially offset by store closures.

The decrease in U.S. Company sales was driven by refranchising, same store sales declines and store closures, partially offset by new unit development.

Blended U.S. Company same store sales decreased 5% due to a decrease in transactions, partially offset by an increase in average guest check.

The increase in U.S. franchise and license fees was driven by refranchising and new unit development, partially offset by store closures and same store sales declines.

Excluding the favorable impact of the Pizza Hut U.K. acquisition, International Division Company sales increased 2%. The increase was driven by same store sales growth and new unit development, partially offset by refranchising.

Excluding the unfavorable impact of the Pizza Hut U.K. acquisition, International Division franchise and license fees increased 15%. The increase was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

The increases in China Division Company sales and franchise and license fees were primarily driven by new unit development and same store sales growth, partially offset by store closures.

Company Restaurant Margins

Quarter ended 6/16/07	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.2	29.9	35.7	30.8
Payroll and employee benefits	29.6	26.4	14.0	25.5
Occupancy and other operating expenses	25.9	31.8	32.1	28.8
Company restaurant margin	15.3%	11.9%	18.2%	14.9%

Quarter ended 6/17/06	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.2	33.2	35.5	30.5
Payroll and employee benefits	29.6	24.6	13.6	25.7
Occupancy and other operating expenses	26.1	30.1	32.1	28.0
Company restaurant margin	16.1%	12.1%	18.8%	15.8%

The decrease in U.S. restaurant margin as a percentage of sales was driven by higher commodity costs (primarily meats and cheese), higher labor costs and the impact of same store sales declines on restaurant margin. Higher labor costs were primarily driven by higher wage rates and benefits. The decrease was partially offset by the favorable impact of lower self-insured property and casualty insurance expense driven by improved loss trends.

The decrease in International Division restaurant margin as a percentage of sales was driven by higher labor costs, primarily driven by wage rates, and the impact of lower margins associated with Pizza Hut units in the U.K. which we now operate. The decrease was partially offset by the impact of same store sales growth on restaurant margin and the favorable impact on restaurant margin of refranchising certain restaurants. As a percentage of sales, Pizza Hut U.K. units negatively impacted payroll and employee benefits and other operating expenses and positively impacted food and paper.

The decrease in China Division restaurant margin as a percentage of sales was driven by the impact of lower margins associated with new units during the initial periods of operation, higher labor costs and higher commodity costs (primarily chicken). The decrease was partially offset by the impact of same stores sales growth on restaurant margin.

Year to date ended 6/16/07	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.9	29.8	35.9	30.5
Payroll and employee benefits	30.3	26.2	13.5	25.9
Occupancy and other operating expenses	26.5	31.5	30.4	28.7
Company restaurant margin	14.3%	12.5%	20.2%	14.9%

Year to date ended 6/17/06	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.4	33.3	35.7	30.5
Payroll and employee benefits	29.9	24.1	13.3	26.0
Occupancy and other operating expenses	26.2	30.1	30.9	27.8
Company restaurant margin	15.5%	12.5%	20.1%	15.7%

The decrease in U.S. restaurant margin as a percentage of sales was driven by the impact of same store sales declines on restaurant margin, higher labor costs and higher commodity costs (primarily meats and cheese). Higher labor costs were primarily driven by higher wage rates and benefits. The decrease was partially offset by the favorable impact of lower self-insured property and casualty insurance expense driven by improved loss trends.

International Division restaurant margin as a percentage of sales was flat. The impact of same store sales growth on International Division restaurant margin as well as the favorable impact of refranchising and closing certain restaurants was offset by higher labor costs and the impact of lower margins associated with Pizza Hut units in the U.K. which we now operate. Higher labor costs were primarily driven by higher wage rates. As a percentage of sales, Pizza Hut U.K. units negatively impacted payroll and employee benefits and other operating expenses and positively impacted food and paper.

The increase in China Division restaurant margin as a percentage of sales was driven by the impact of same stores sales growth on restaurant margin. The increase was almost fully offset by lower margins associated with new units during the initial periods of operation, higher commodity costs (primarily chicken) and higher labor costs.

Worldwide General and Administrative Expenses

General and Administrative (“G&A”) expenses increased $23 million or 9% in the quarter and $31 million or 6% year to date, including a 2% and 1%, respectively, unfavorable impact of foreign translation. Excluding the additional G&A expenses associated with acquiring the Pizza Hut U.K. business (which were previously netted within equity income prior to our acquisition of the remaining fifty percent of the business) and the unfavorable impacts of foreign currency translation, G&A expense increased 4% and 1% for the quarter and year to date, respectively. The increases were driven by higher compensation related costs, including amounts associated with strategic initiatives in China and other international growth markets, and higher costs related to conferences. The year to date increase was partially offset by the impact of lapping higher prior year litigation related costs.

Worldwide Other (Income) Expense

	Quarter		Year to date
	6/16/07	6/17/06	6/16/07	6/17/06
Equity income from investments in unconsolidated affiliates	$(8)	$(10)	$(21)	$(21)
Gain upon sale of investment in unconsolidated affiliate (a)	—	—	(5)	—
Contract termination charge (b)	—	—	—	8
Foreign exchange net (gain) loss and other	—	(2)	(2)	(3)
Other (income) expense	$(8)	$(12)	$(28)	$(16)

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

Operating Profit

	Quarter				Year to date
	6/16/07	6/17/06	% B/(W)		6/16/07	6/17/06	% B/(W)
United States	$191	$194	(2)		$356	$382	(7)
International Division	101	88	15		220	183	20
China Division	65	57	14		141	115	23
Unallocated and corporate expenses	(51)	(49)	(2)		(100)	(104)	5
Unallocated other income (expense)	—	2	NM		4	2	NM
Unallocated refranchising gain (loss)	4	15	NM		5	11	NM
Operating profit	$310	$307	1		$626	$589	7

United States operating margin	15.6%	14.6%	1.0	ppts.	14.7%	14.3%	0.4	ppts.
International Division operating margin	14.6%	18.1%	(3.5	) ppts.	16.0%	19.1%	(3.1	) ppts.

Neither unallocated and corporate expenses, which comprise general and administrative expenses nor unallocated refranchising gain (loss), are allocated to the U.S., International Division or China Division segments for performance reporting purposes. The year to date decrease in unallocated and corporate expenses was driven by the impact of lapping higher prior year litigation related costs.

The decreases in U.S. operating profit for the quarter and year to date were driven by the impact of same store sales declines on restaurant profit and higher restaurant operating costs. These declines were partially offset by lower closure and impairment expense and lower G&A expenses. Additionally, the year to date decline was partially offset by higher other income (expense), primarily due to the lapping of a prior year charge associated with the termination of a beverage agreement in 2006.

Excluding the favorable impact from foreign currency translation, International Division operating profit increased 11% in the quarter and 17% year to date. The increases were driven by the impact of same store sales growth and new unit development on franchise and license fees and restaurant profit. The increases were partially offset by higher G&A expenses and higher restaurant operating costs.

Excluding the favorable impact from foreign currency translation, China Division operating profit increased 9% in the quarter and 18% year to date. The increases were driven by the impact of same store sales growth on restaurant profit and new unit development. The increases were partially offset by higher G&A expenses and higher restaurant operating costs.

Interest Expense, Net

	Quarter				Year to date
	6/16/07	6/17/06	% B/(W)		6/16/07	6/17/06	% B/(W)
Interest expense	$43	$37	(16%	)	$86	$76	(14%	)
Interest income	(5)	(1)	NM		(12)	(5)	NM
Interest expense, net	$38	$36			$74	$71

Interest expense increased $6 million or 16% for the quarter and $10 million or 14% year to date. This increase was driven by an increase in borrowings compared to prior year, including the capital leases associated with the Pizza Hut U.K. acquisition, and higher interest rates on the variable portion of our debt compared to prior year.

Income Taxes

	Quarter		Year to date
	6/16/07	6/17/06	6/16/07	6/17/06
Income taxes	$58	$79	$144	$156
Effective tax rate	21.5%	29.0%	26.1%	30.1%

Our effective tax rate for the quarter and year to date was favorably impacted by tax reserve reversals and out of year adjustments to reserves and accruals. Reserve reversals were due to the expiration of the statue of limitations in certain foreign jurisdictions and settlements of U.S. state audits.

Consolidated Cash Flows

Net cash provided by operating activities was $593 million compared to $558 million in 2006. The increase was driven by lower income tax payments and pension contributions in 2007.

Net cash used in investing activities was $116 million versus $159 million in 2006. The decrease was driven by the year over year change in short term investments, an increase in proceeds from refranchising and the lapping of the acquisition of the Rostik’s brand in Russia in 2006, partially offset by an increase in capital spending.

Net cash used in financing activities was $366 million versus $293 million in 2006. The increase was driven by higher dividend payments and a decrease in net borrowings, partially offset by lower share repurchases.

Consolidated Financial Condition

The increase in accounts and notes receivable and the decrease in investments in unconsolidated affiliates were primarily due to dividends declared by our unconsolidated affiliates for the year to date ended June 16, 2007.

The decrease in accounts payable and other liabilities was primarily due to the timing of payments, capital expenditures and dividend payments.

The increase in short-term borrowings was primarily due to the classification of $250 million in Senior Unsecured Notes as short-term borrowings due to their May 2008 maturity date partially offset by the repayment of two term-loans in the International Division during the year to date ended June 16, 2007.

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

Discretionary Spending

In the year to date ended June 16, 2007, capital spending has totaled $217 million, including $71 million in the U.S., $63 million for the International Division and $83 million for the China Division.

During the year to date ended June 16, 2007, we repurchased shares for $477 million (including $17 million for shares with trade dates prior to December 30, 2006 but cash settlement dates subsequent to December 30, 2006 and excluding applicable transaction fees). In March 2007, our Board of Directors authorized additional share repurchases of up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock through March 2008. At June 16, 2007, we had remaining capacity to repurchase up to approximately $509 million of our outstanding Common Stock (excluding applicable transaction fees) under September 2006 and March 2007 authorizations.

During the year to date ended June 16, 2007, we paid cash dividends of $119 million. Additionally, on May 17, 2007, our Board of Directors approved a cash dividend of $0.15 per share of common stock, which will be distributed on August 3, 2007 to shareholders of record at the close of business on July 13, 2007. The Company is targeting an annual dividend payout ratio of 35% to 40% of net income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in September 2009. At June 16, 2007, our unused Credit Facility totaled $476 million, net of outstanding letters of credit of $221 million. There were borrowings of $303 million outstanding under the Credit Facility at June 16, 2007. We were in compliance with all debt covenants under this facility at June 16, 2007.

We also have a $350 million, five-year revolving credit facility (the “International Credit Facility” or “ICF”) which matures in November 2010. There were borrowings of $186 million outstanding and available credit of $164 million under the ICF at June 16, 2007. We were in compliance with all debt covenants under the ICF at June 16, 2007.

In 2006, we executed two term-loans on behalf of the International Division in the amount of $183 million, both of which were repaid in the quarter ended March 24, 2007.

The majority of our remaining debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2008 through 2016 and interest rates ranging from 6.25% to 8.88%. The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Amounts outstanding under Senior Unsecured Notes were $1.6 billion at June 16, 2007.

Recently Adopted Accounting Pronouncements

Effective December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, we recognized an additional $13 million for unrecognized tax benefits, which was accounted for as a reduction to our opening balance of retained earnings on December 31, 2006. Subsequent to this adjustment, we had $283 million of unrecognized tax benefits at December 31, 2006, $185 million of which, if recognized, would affect the effective income tax rate.

FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Prior to the adoption of FIN 48, we recorded such changes in judgment, including audit settlements, as a component of our annual effective rate. As discussed below, we recognized benefits associated with certain tax positions taken in prior annual periods in the quarter and year to date ended June 16, 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties as components of its Income tax provision. The Company had approximately $74 million for the payment of interest and penalties accrued at December 31, 2006.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, China, the United Kingdom, Mexico and Australia. Upon adoption of FIN 48, the earliest years that the Company was subject to examination in these jurisdictions were 1999 in the U.S., 2003 in China, 2000 in the United Kingdom, 2001 in Mexico and 2001 in Australia. In addition, the Company is subject to various U.S. state income tax examinations, for which, in the aggregate, we have significant unrecognized tax benefits at December 31, 2006. We anticipate that our recorded uncertain tax benefits for certain tax positions we have taken may increase or decrease during the remainder of 2007 as a result of the continuation of these and other examinations. However, given the status of these examinations we cannot reliably estimate a range of a potential change at this time. Upon completion of audit examinations and the expiration of certain statutes of limitation during the quarter ended June 16, 2007, the Company’s aggregate, unrecognized tax benefits recorded at December 31, 2006 were reduced by $8 million and the amount accrued for payment of interest and penalties for these unrecognized tax benefits was reduced by $21 million. As a result of these reductions, our recorded Income tax provision was $18 million lower for the quarter and year to date ended June 16, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 16, 2007 to the disclosures made in Item 7A of the Company’s 2006 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 16, 2007.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YUM! Brands, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of June 16, 2007, the related Condensed Consolidated Statements of Income for the twelve and twenty-four weeks ended June 16, 2007 and June 17, 2006, and the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 16, 2007 and June 17, 2006. These condensed consolidated financial statements are the responsibility of YUM’s management.

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

July 20, 2007

PART II – Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 11 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 16, 2007 with respect to shares of Common Stock repurchased by the Company during the quarter then ended adjusted for the June 26, 2007 two-for-one stock split:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 4
3/25/07 – 4/21/07	2,200,000	$29.56	2,200,000	$675,242,239

Period 5
4/22/07 – 5/19/07	2,580,000	$32.35	2,580,000	$591,779,619

Period 6
5/20/07 – 6/16/07	2,440,000	$33.74	2,440,000	$509,460,106

Total	7,220,000	$31.97	7,220,000	$509,460,106

In September 2006, our Board of Directors authorized additional share repurchases, through September 2007, up to an additional $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended June 16, 2007, approximately 7.2 million shares were repurchased under this authorization.

In March 2007, our Board of Directors authorized additional share repurchases, through March 2008, up to an additional $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended June 16, 2007, no shares were repurchased under this authorization.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 17, 2007. At the meeting, shareholders:

1)	Elected eleven directors to serve until the next Annual Meeting of Shareholders and until their respective successors are duly elected and qualified.

2)	Ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ended December 29, 2007.

3)	through 8) Rejected five and ratified one of the shareholder proposals.

Results of the voting in connection with each item were as follows (these numbers reflect actual votes cast by shareholders and are not adjusted for the June 26, 2007 two-for-one stock split):

(1)	Election of Directors	For	Withheld
	David W. Dorman	231,690,679	2,813,820
	Massimo Ferragamo	232,167,641	2,336,858
	J. David Grissom	232,122,995	2,381,504
	Bonnie G. Hill	230,235,090	4,269,409
	Robert Holland, Jr.	231,870,640	2,633,859
	Kenneth G. Langone	231,172,079	3,332,420
	Jonathan S. Linen	232,119,485	2,385,014
	David C. Novak	229,116,418	5,388,081

	Thomas C. Nelson	232,257,857	2,246,642
	Thomas M. Ryan	231,450,309	3,054,190
	Jackie Trujillo	232,025,487	2,479,012

		For	Against	Abstain
(2)	Ratification of Independent Auditors	227,830,407	4,875,198	1,798,894

		For	Against	Abstain	Non-Votes
(3)	Shareholder Proposal – MacBride Principles	18,954,359	169,377,173	17,699,850	28,473,117
(4)	Shareholder Proposal – Advisory Shareholder Vote to Ratify Executive Compensation	82,501,271	120,073,795	3,456,319	28,473,114
(5)	Shareholder Proposal – Pay for Superior Performance	55,165,808	146,381,817	4,483,455	28,473,419
(6)	Shareholder Proposal – Future Severance Agreements	121,579,300	81,468,360	2,978,324	28,478,515
(7)	Shareholder Proposal – Sustainable Fish	12,873,073	167,429,712	25,728,602	28,473,112
(8)	Shareholder Proposal – Animal Welfare	14,549,456	164,228,564	27,067,467	28,659,012

Item 6.	Exhibits

(a)	Exhibit Index

EXHIBITS

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm).

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

YUM! BRANDS, INC.
(Registrant)

Date: July 20, 2007	/s/ Ted F. Knopf
Senior Vice President of Finance and Corporate Controller
(Principal Accounting Officer)

Exhibit 15

Acknowledgement of Independent Registered Public Accounting Firm

The Board of Directors

YUM! Brands, Inc.:

We hereby acknowledge our awareness of the use of our report dated July 20, 2007, included within the Quarterly Report on Form 10-Q of YUM! Brands, Inc. for the twelve and twenty-four weeks ended June 16, 2007, and incorporated by reference in the following Registration Statements:

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

Pursuant to Rule 436(c) under the Securities Act of 1933 (the “Act”), such report is not considered part of a registration statement prepared or certified by an independent registered public accounting firm, or a report prepared or certified by an independent registered public accounting firm within the meaning of Sections 7 and 11 of the Act.

KPMG LLP

Louisville, Kentucky

July 20, 2007

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 20, 2007	/s/ David C. Novak
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 20, 2007	/s/ Richard T. Carucci
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended June 16, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 20, 2007	/s/ David C. Novak
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

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended June 16, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Richard T. Carucci, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 20, 2007	/s/ Richard T. Carucci
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.