Form 10-Q
period 2007-10-15
YUM BRANDS INC
filed 2007-10-16
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 8, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the Registrant´s Common Stock as of October 10, 2007 was 508,607,691 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions, except per share data)

	Quarter		Year to date
	9/8/07	9/9/06	9/8/07	9/9/06
Revenues
Company sales	$2,243	$1,989	$6,258	$5,720
Franchise and license fees	321	289	896	825
Total revenues	2,564	2,278	7,154	6,545

Costs and Expenses, Net
Company restaurants
Food and paper	700	606	1,924	1,746
Payroll and employee benefits	544	492	1,585	1,461
Occupancy and other operating expenses	646	570	1,798	1,607
	1,890	1,668	5,307	4,814
General and administrative expenses	281	271	830	789
Franchise and license expenses	12	7	30	24
Closures and impairment (income) expenses	(1)	1	12	25
Refranchising (gain) loss	—	4	(5)	(7)
Other (income) expense	(19)	(17)	(47)	(33)
Total costs and expenses, net	2,163	1,934	6,127	5,612
Operating Profit	401	344	1,027	933
Interest expense, net	38	34	112	105
Income Before Income Taxes	363	310	915	828
Income tax provision	93	80	237	236
Net Income	$270	$230	$678	$592

Basic Earnings Per Common Share	$0.52	$0.43	$1.28	$1.09

Diluted Earnings Per Common Share	$0.50	$0.42	$1.24	$1.05

Dividends Declared Per Common Share	$—	$—	$0.15	$0.1325

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions)

	Year to date
	9/8/07	9/9/06
Cash Flows – Operating Activities
Net income	$678	$592
Depreciation and amortization	362	319
Closures and impairment expenses	12	25
Refranchising (gain) loss	(5)	(7)
Contributions to defined benefit pension plans	—	(41)
Deferred income taxes	(32)	(47)
Equity income from investments in unconsolidated affiliates	(40)	(37)
Distributions of income received from unconsolidated affiliates	28	26
Excess tax benefits from share-based compensation	(40)	(40)
Share-based compensation expense	43	46
Changes in accounts and notes receivable	(19)	22
Changes in inventories	(1)	7
Changes in prepaid expenses and other current assets	4	(10)
Changes in accounts payable and other current liabilities	39	(31)
Changes in income taxes payable	82	69
Other non-cash charges and credits, net	58	114
Net Cash Provided by Operating Activities	1,169	1,007

Cash Flows – Investing Activities
Capital spending	(391)	(323)
Proceeds from refranchising of restaurants	83	96
Acquisition of restaurants from franchisees	—	(11)
Short-term investments	5	(79)
Sales of property, plant and equipment	42	33
Other, net	5	(16)
Net Cash Used in Investing Activities	(256)	(300)

Cash Flows – Financing Activities
Proceeds from long-term debt	—	300
Repayments of long-term debt	(11)	(207)
Revolving credit facilities, three months or less, net	315	(26)
Short-term borrowings by original maturity
More than three months - proceeds	1	164
More than three months - payments	(184)	(2)
Three months or less, net	(3)	—
Repurchase shares of Common Stock	(774)	(853)
Excess tax benefits from share-based compensation	40	40
Employee stock option proceeds	78	93
Dividends paid on Common Stock	(196)	(104)
Other, net	—	(2)
Net Cash Used in Financing Activities	(734)	(597)
Effect of Exchange Rates on Cash and Cash Equivalents	9	3
Net Increase in Cash and Cash Equivalents	188	113
Cash and Cash Equivalents - Beginning of Period	319	158
Cash and Cash Equivalents - End of Period	$507	$271

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

YUM! BRANDS, INC. AND SUBSIDIARIES

(in millions)

	(Unaudited)
	9/8/07	12/30/06
ASSETS
Current Assets
Cash and cash equivalents	$507	$319
Accounts and notes receivable, less allowance: $22 in 2007 and $18 in 2006	250	220
Inventories	96	93
Prepaid expenses and other current assets	139	138
Deferred income taxes	97	57
Advertising cooperative assets, restricted	76	74
Total Current Assets	1,165	901
Property, plant and equipment, net of accumulated depreciation and amortization of $3,261 in 2007 and $3,146 in 2006	3,600	3,631
Goodwill	675	662
Intangible assets, net	336	347
Investments in unconsolidated affiliates	140	138
Other assets	388	369
Deferred income taxes	294	305
Total Assets	$6,598	$6,353
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,400	$1,386
Income taxes payable	99	37
Short-term borrowings	291	227
Advertising cooperative liabilities	76	74
Total Current Liabilities	1,866	1,724
Long-term debt	2,124	2,045
Other liabilities and deferred credits	1,186	1,147
Total Liabilities	5,176	4,916

Shareholders’ Equity
Preferred stock, no par value, zero shares and 250 shares authorized in 2007 and 2006, respectively; no shares issued	—	—
Common stock, no par value, 750 shares authorized; 512 shares and 530 shares issued in 2007 and 2006, respectively	—	—
Retained earnings	1,541	1,593
Accumulated other comprehensive loss	(119)	(156)
Total Shareholders’ Equity	1,422	1,437
Total Liabilities and Shareholders’ Equity	$6,598	$6,353

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular amounts in millions, except per share data)

1.	Financial Statement Presentation

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

Our preparation of the accompanying Financial Statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. The Company has previously taken, and continues to take, the position that we do not believe it is more likely than not that deferred tax assets arising from certain foreign tax credit carryforwards will be realized and have established a valuation allowance accordingly. These deferred tax assets totaled approximately $90 million at September 8, 2007. The Company is currently undertaking a review of our international operations that could impact our ability to utilize these foreign tax credit carryforwards. Additionally, future decisions to repatriate foreign earnings to the United States may allow us to utilize these foreign tax credits, offsetting some or all of the incremental United States tax we might be required to provide on those earnings. As a result, we believe it is reasonably possible within the next twelve months that some amounts of these valuation allowances will be reversed upon a determination that it is more likely than not such deferred tax assets will be realized. We are currently not able to estimate the amount, if any, of these valuation allowances that might be reversed nor are we able to estimate any resulting net impact on our recorded income tax provision.

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2006 Form 10-K, our financial position as of September 8, 2007, and the results of our operations for the quarters and years to date ended September 8, 2007 and September 9, 2006 and cash flows for the years to date ended September 8, 2007 and September 9, 2006. Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

3.	Earnings Per Common Share ("EPS")

	Quarter		Year to date
	9/8/07	9/9/06	9/8/07	9/9/06
Net income	$270	$230	$678	$592

Weighted-average common shares outstanding (for basic calculation)	523	537	528	544
Effect of dilutive share-based employee compensation	18	18	18	19
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	541	555	546	563
Basic EPS	$0.52	$0.43	$1.28	$1.09
Diluted EPS	$0.50	$0.42	$1.24	$1.05
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	7.1	17.1	8.1	16.1

(a) These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

4.	Shareholders' Equity

We had dividends payable of zero and $119 million at September 8, 2007 and December 30, 2006, respectively. Subsequent to the third quarter, we declared a cash dividend on September 20, 2007 of $0.15 per share of Common Stock to be distributed on November 2, 2007 to shareholders of record at the close of business on October 12, 2007.

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended September 8, 2007 and September 9, 2006 as indicated below. All amounts exclude applicable transaction fees.

Authorization Date	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased
	2007	2006	2007		2006
March 2007	10,249	—	$335		$—
September 2006	15,274	—	469		—
March 2006	—	16,538	—		398
November 2005	—	19,128	—		469
Total	25,523	35,666	$804	(a)	$867	(b)

(a)

Amount includes the effect of $47 million in share repurchases (1.5 million shares) with trade dates prior to September 8, 2007 but settlement dates subsequent to September 8, 2007. Additionally, amount excludes the effect of $17 million in share repurchases (0.6 million shares) with trade dates prior to December 30, 2006 but settlement dates subsequent to December 30, 2006.

(b)	Amount includes the effect of $14 million in share repurchases (0.6 million shares) with trade dates prior to September 9, 2006 but cash settlement dates subsequent to September 9, 2006.

As of September 8, 2007, we have $165 million available for future repurchases (includes the impact of shares repurchased but not yet cash settled as described above) under our March 2007 share repurchase authorization. On October 8, 2007, our Board of Directors authorized additional share repurchases allowing us to repurchase, through October 2008, up to $1.25 billion (excluding applicable transaction fees) of our outstanding Common Stock. Based on market conditions and other factors, repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

Comprehensive income was as follows:

	Quarter		Year to date
	9/8/07	9/9/06	9/8/07	9/9/06
Net income	$270	$230	$678	$592
Foreign currency translation adjustment arising during the period	20	8	46	31
Foreign currency translation adjustment included in net income	—	—	1	—
Changes in fair value of derivatives, net of tax(a)	(24)	(1)	(22)	9
Reclassification of pension actuarial losses to net income, net of tax	4	—	12	—
Reclassification of derivative (gains) losses to net income, net of tax	3	2	—	(4)
Total comprehensive income	$273	$239	$715	$628

(a)

In anticipation of issuing fixed-rate debt in the fourth quarter of 2007, we entered into forward starting interest rate swaps (“interest rate swaps”) during the quarter ended September 8, 2007. These interest rate swaps had an aggregate notional amount of $400 million and were designated as hedges of the risk of changes in future interest payments attributable to changes in the London Interbank Offered Rate prior to the issuance of the debt. As of September 8, 2007, the fair values of these interest rate swaps were in a liability position of $33 million. As the ineffective portion of these interest rate swaps recognized in our Condensed Consolidated Statement of Income for the quarter ended September 8, 2007 was not significant, the offset to this liability was almost entirely recognized in Accumulated Other Comprehensive Loss at September 8, 2007. Upon the issuance of the debt and the settlement of the interest rate swaps, any gain or loss on the interest rate swaps at that time not previously recognized in our Condensed Consolidated Statement of Income will be amortized over the life of the anticipated debt issuance as a decrease or an increase, respectively, in interest expense.

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

FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Prior to the adoption of FIN 48, we recorded such changes in judgment, including audit settlements, as a component of our annual effective rate. This change will not impact the manner in which we record income taxes on an annual basis.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties as components of its Income tax provision. The Company had approximately $74 million for the payment of interest and penalties accrued at December 31, 2006.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, China, the United Kingdom, Mexico and Australia. Upon adoption of FIN 48, the earliest years that the Company was subject to examination in these jurisdictions were 1999 in the U.S., 2003 in China, 2000 in the United Kingdom, 2001 in Mexico and 2001 in Australia. In addition, the Company is subject to various U.S. state income tax examinations, for which, in the aggregate, we had significant unrecognized tax benefits at December 31, 2006. We anticipate that our recorded uncertain tax benefits for certain tax positions we have taken may increase or decrease during the remainder of 2007 as a result of the continuation of these and other examinations. However, given the status of these examinations we cannot reliably estimate a range of a potential change at this time. Upon completion of audit examinations and the expiration of certain statutes of limitation during the quarter ended June 16, 2007, the Company’s aggregate, unrecognized tax benefits recorded at December 31, 2006 were reduced by $8 million and the amount accrued for payment of interest and penalties for unrecognized tax benefits was reduced by $21 million. As a result of these reductions, our recorded Income tax provision was $18 million lower for the year to date ended September 8, 2007.

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

7.	Facility Actions

For the year to date ended September 8, 2007, the Company refranchised 285 stores including 94 in the quarter ended September 8, 2007.

Refranchising (gain) loss, store closure (income) costs and store impairment charges by reportable segment are as follows:

	Quarter ended September 8, 2007
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$(1)	$2	$(1)	$—

Store closure (income) costs(b)	$(4)	$(2)	$—	$(6)
Store impairment charges	—	3	2	5
Closure and impairment (income) expenses	$(4)	$1	$2	$(1)

	Quarter ended September 9, 2006
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$6	$(2)	$—	$4

Store closure (income) costs(b)	$(3)	$—	$(1)	$(4)
Store impairment charges	3	1	1	5
Closure and impairment (income) expenses	$—	$1	$—	$1

	Year to date ended September 8, 2007
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$(3)	$—	$(2)	$(5)

Store closure (income) costs(b)	$(10)	$(2)	$—	$(12)
Store impairment charges	10	10	4	24
Closure and impairment (income) expenses	$—	$8	$4	$12

	Year to date ended September 9, 2006
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$(4)	$(3)	$—	$(7)

Store closure (income) costs(b)	$(1)	$1	$(1)	$(1)
Store impairment charges	16	7	3	26
Closure and impairment (income) expenses	$15	$8	$2	$25

(a) Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b) Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves, and other facility-related expenses from previously closed stores.

8.	Other (Income) Expense

	Quarter		Year to date
	9/8/07	9/9/06	9/8/07	9/9/06
Equity income from investments in unconsolidated affiliates	$(19)	$(16)	$(40)	$(37)
Gain upon sale of investment in unconsolidated affiliate(a)	(1)	(2)	(6)	(2)
Contract termination charge(b)	—	—	—	8
Foreign exchange net (gain) loss and other	1	1	(1)	(2)
Other (income) expense	$(19)	$(17)	$(47)	$(33)

(a)

Reflects recognition of income associated with receipt of payments for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

(b)	Reflects an $8 million charge associated with the termination of a beverage agreement in the United States segment.

9.	Reportable Operating Segments

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter		Year to date
Revenues	9/8/07	9/9/06	9/8/07	9/9/06
United States	$1,224	$1,300	$3,642	$3,969
International Division(a)	740	518	2,117	1,476
China Division (b)	600	460	1,395	1,100
	$2,564	$2,278	$7,154	$6,545

	Quarter		Year to date
Operating Profit	9/8/07	9/9/06	9/8/07	9/9/06
United States	$187	$183	$543	$565
International Division(c)	127	105	347	288
China Division(d)	135	105	276	220
Unallocated and corporate expenses	(48)	(47)	(148)	(151)
Unallocated other income (expense)	—	2	4	4
Unallocated refranchising gain (loss)(e)	—	(4)	5	7
Operating profit	401	344	1,027	933
Interest expense, net	(38)	(34)	(112)	(105)
Income before income taxes	$363	$310	$915	$828

(a)

Includes revenues of $312 million and $122 million for the quarters ended September 8, 2007 and September 9, 2006, respectively, and $900 million and $338 million for the years to date ended September 8, 2007 and September 9, 2006, respectively, for entities in the United Kingdom. The increases primarily resulted from our acquisition of the remaining fifty percent ownership of our Pizza Hut United Kingdom unconsolidated affiliate in September 2006.

(b)

Includes revenues of approximately $533 million and $397 million for the quarters ended September 8, 2007 and September 9, 2006, respectively, and $1.2 billion and $933 million for the years to date ended September 8, 2007 and September 9, 2006, respectively, in mainland China.

(c)

Includes equity income from investment in unconsolidated affiliates of $1 million for the quarter ended September 9, 2006, and $4 million and $8 million for the years to date ended September 8, 2007 and September 9, 2006, respectively, for the International Division.

(d)

Includes equity income from investment in unconsolidated affiliates of $19 million and $15 million for the quarters ended September 8, 2007 and September 9, 2006, and $36 million and $29 million for the years to date ended September 8, 2007 and September 9, 2006, respectively, for the China Division.

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

The components of net periodic benefit cost associated with our U.S. pension plans and significant International pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter		Quarter
	9/8/07	9/9/06	9/8/07	9/9/06(a)
Service cost	$8	$8	$2	$2
Interest cost	11	11	2	1
Expected return on plan assets	(12)	(11)	(2)	(1)
Amortization of prior service cost	1	—	—	—
Amortization of net loss	6	7	—	—
Net periodic benefit cost	$14	$15	$2	$2

	U.S. Pension Plans		International Pension Plans
	Year to date		Year to date
	9/8/07	9/9/06	9/8/07	9/9/06(a)
Service cost	$23	$24	$6	$4
Interest cost	35	32	5	3
Expected return on plan assets	(35)	(33)	(6)	(3)
Amortization of prior service cost	1	2	—	—
Amortization of net loss	17	21	1	—
Net periodic benefit cost	$41	$46	$6	$4

(a)

Excludes pension expense for the Pizza Hut U.K. pension plan of $1 million and $3 million for the quarter and year to date ended September 9, 2006, respectively, related to periods prior to our acquisition of the remaining fifty percent interest in this unconsolidated affiliate in September 2006.

As disclosed in our 2006 Form 10-K, based on current funding rules, we are not required to make contributions to the Plan in 2007. While we may make discretionary contributions to the Plan during the year, we do not currently intend to do so. Additionally, as disclosed in our 2006 Form 10-K, the projected benefit obligation of our Pizza Hut U.K. pension plan exceeded plan assets by approximately $35 million at our 2006 measurement date. We anticipate taking steps to reduce this deficit in the near term, which could include a decision in 2007 to partially or completely fund the deficit. Also, as disclosed in our 2006 Form 10-K, since plan assets approximate the projected benefit obligation at the 2006 measurement date for our KFC U.K. pension plan, we do not anticipate significant near term funding.

11.	Guarantees, Commitments and Contingencies

Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements. These leases have varying terms, the latest of which expires in 2026. As of September 8, 2007 and December 30, 2006, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $400 million. The present value of these potential payments discounted at our pre-tax cost of debt at September 8, 2007 was approximately $330 million. Our franchisees are the primary lessees under the vast majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, the liability recorded for our probable exposure under such leases at September 8, 2007 and December 30, 2006 was not material.

Franchise Loan Pool Guarantees

We have provided approximately $16 million of partial guarantees of two franchisee loan pools related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at both September 8, 2007 and December 30, 2006. In support of these guarantees, we posted letters of credit of $4 million. We also provide a standby letter of credit of $18 million under which we could potentially be required to fund a portion of one of the franchisee loan pools. The total loans outstanding under these loan pools were approximately $66 million and $75 million at September 8, 2007 and December 30, 2006, respectively.

Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral. We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to Refranchising (gain) loss. New loans added to the loan pools in the quarter ended September 8, 2007 were not significant.

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

On January 5, 2007, LJS moved to dismiss the clause construction award appeal and that motion was granted by the Fourth Circuit on January 10, 2007. LJS had also filed a motion to vacate the clause construction award in South Carolina state court, which was stayed pending a decision by the Fourth Circuit. LJS agreed to dismiss the motion to vacate the clause construction award and agreed not to oppose claimants’ cross-motion to confirm that award by the South Carolina court. While judicial review of the clause construction award was pending in the U.S. District Court, the arbitrator permitted claimants to move for a class determination award, which was opposed by LJS. On September 19, 2005, the arbitrator issued a class determination award, certifying a class of LJS’s RGMs and ARGMs employed between December 17, 1998, and August 22, 2004, on FLSA claims, to proceed on an opt-out basis under the AAA Class Rules. That class determination award was upheld on appeal by the United States District Court for the District of South Carolina on January 20, 2006, and the arbitrator declined to reconsider the award. LJS appealed the ruling of the United States District Court to the United States Court of Appeals for the Fourth Circuit. LJS also filed a motion to vacate the class determination award in South Carolina state court, which has been stayed by the South Carolina court pending a decision by the Fourth Circuit in the class determination award appeal. Oral argument in the Fourth Circuit was heard on January 31, 2007. Due to the recent death of one of the Fourth Circuit Judges that heard the arguments in appeal, the case has been scheduled for reargument in December 2007. Although we believe that no substantive decision should be made by the arbitrator before the Fourth Circuit rules, we expect discovery in the underlying arbitration to continue and partial motions for summary judgment to be filed before the arbitrator in late 2007 or early 2008.

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

On September 2, 2005, a collective action lawsuit against the Company and KFC Corporation, originally styled Parler v. Yum Brands, Inc., d/b/a KFC, and KFC Corporation, was filed in the United States District Court for the District of Minnesota. Plaintiffs allege that they and other current and former KFC

Assistant Unit Managers (“AUMs”) were improperly classified as exempt employees under the FLSA. Plaintiffs seek overtime wages and liquidated damages. On January 17, 2006, the District Court dismissed the claims against the Company with prejudice, leaving KFC Corporation as the sole defendant. Notice was mailed to current and former AUMs advising them of the litigation and providing an opportunity to join the case if they choose to do so. Plaintiffs amended the complaint on September 8, 2006, to add related state law claims on behalf of a putative class of KFC AUMs employed in Illinois, Minnesota, Nevada, New Jersey, New York, Ohio, and Pennsylvania. On October 24, 2006, plaintiffs moved to decertify the conditionally certified FLSA action, and KFC Corporation did not oppose the motion. On June 4, 2007, the District Court decertified the collective action and dismissed all opt-in plaintiffs without prejudice. Subsequently, plaintiffs have filed twenty-seven new cases around the country, most of which allege a statewide putative collective/class action. All cases were filed in or have been removed to federal district court. Plaintiffs have also filed 324 individual arbitrations with the American Arbitration Association (“AAA”). KFC has filed a motion with the Judicial Panel on Multidistrict Litigation (“JPML”) to transfer all twenty-eight pending cases to a single district court for coordinated pretrial proceedings pursuant to the Multidistrict Litigation (“MDL”) statute, 28 U.S.C. § 1407. KFC anticipates that this motion will be argued in November. Thus far, ten district courts have stayed proceedings pending a decision by the JPML.  KFC has also filed a motion with the Minnesota District Court to enjoin the 324 AAA arbitrations on the ground that Plaintiffs waived the right to arbitrate by their participation in the Minnesota (Parler) litigation. The court heard argument and took KFC’s motion under advisement on September 6, 2007. Finally, KFC filed a motion in the new Minnesota action to deny certification of a collective or class action on the ground that Plaintiffs are judicially and equitably estopped from proceeding collectively on behalf of a class in light of positions they took in the Parler case. The Court denied KFC’s motion without prejudice so that, assuming that KFC’s MDL motion is granted, the MDL court to which the cases are transferred may decide the issue once for all pending cases.

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

On September 10, 2007, a putative class action against Taco Bell Corp., Yum! Brands, Inc. and other related entities styled Sandrika Medlock v. Taco Bell Corp., was filed in United States District Court, Eastern District, Fresno, California. The case was filed on behalf of all hourly employees who have worked for the defendants within the last four years and alleges numerous violations of California labor laws including unpaid overtime, failure to pay wages on termination, denial of meal and rest breaks, improper wage statements, unpaid business expenses and unfair or unlawful business practices in violation of California Business & Professions Code §17200.

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

On May 17, 2007, a hearing was held on Plaintiffs’ Motion for Partial Summary Judgment seeking judicial declaration that Taco Bell was in violation of accessibility laws as to three specific issues: indoor seating, queue rails and door opening force. On August 8, 2007, the court granted Plaintiffs’ motion in part with regard to dining room seating. In addition, the court granted Plaintiffs’ motion in part with regard to door opening force at some restaurants (but not all) and denied the motion with regard to queue lines.

At a status conference on September 27, 2007, the court set a trial date of November 10, 2008 with respect to not more than 20 restaurants to determine the issue of liability and common issues. Discovery related to the subject of the mini-trial will commence shortly.

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

Taco Bell intends to file its own Motion for Summary Judgment seeking judicial declaration that Plaintiffs’ claims are moot due to the current condition of the restaurant facilities and to Taco Bell’s commitments and policies.

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

LJS sold the LJS California Restaurants to an existing LJS franchisee (the “Buyer”) on August 22, 2007. The parties have agreed, among other things: (1) that LJS will undertake defense of the action and be responsible for any attorney fees or damages arising out of the action; and (2) that the Buyer will be responsible for performing such construction and other work needed to ensure that the LJS California Restaurants comply with the ADA.

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

According to the allegations common to all the Complaints, each Taco Bell customer became ill after ingesting contaminated food in late November or early December 2006 from Taco Bell restaurants located in the northeast states implicated in the outbreak. Discovery is in the preliminary stages. However, the Company believes, based on the allegations, that the stores identified in twelve of the Complaints are in fact not owned by the Company or any of its subsidiaries. As such, the Company believes that at a minimum it is not liable for any losses at these stores. Three of these twelve Complaints have been dismissed without prejudice pending settlement discussions with plaintiffs’ counsel. A fourth was dismissed with prejudice as against the Company on the ground that neither the Company nor any of its subsidiaries owned or operated the store at issue.

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

On March 14, 2007, a lawsuit styled Boskovich Farms, Inc. v. Taco Bell Corp. and Does 1 through 100 was filed in the Superior Court of the State of California, Orange County. Boskovich Farms, a supplier of produce to Taco Bell, alleges in its Complaint, among other things, that it suffered damage to its reputation and business as a result of publications and/or statements it claims were made by Taco Bell in connection with Taco Bell’s reporting of results of certain tests conducted during investigations on green onions used at Taco Bell restaurants. The Company believes that the Complaint should properly be heard in an alternative dispute resolution forum according to the contractual terms governing the relationship of the parties. The Company filed a motion to compel arbitration and stay the litigation on May 1, 2007. The Court entered an order granting this motion on June 14, 2007. Boskovich filed a writ petition to set aside the trial court’s ruling compelling arbitration; Taco Bell filed an informal response and the parties are awaiting the Court of Appeals’ decision whether to deny the petition or order further briefing. The Company denies liability and intends to vigorously defend against all claims in any arbitration and the lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On July 5, 2007, a lawsuit styled Doran Phillips vs. Taco Bell Corp., et al., was delivered to Taco Bell’s agent for service of process in Illinois. The lawsuit was filed in the U.S. District Court for the Northern District of Illinois. It is a proposed class action and alleges that Taco Bell failed to protect the private information of its customers under the new federal Fair and Accurate Credit Transaction Act (“FACTA”). Since the complaint alleges a violation of FACTA based on a transaction involving a licensed restaurant, the Company intends to seek dismissal from the action. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On July 11, 2007, a lawsuit styled Melissa Peraria v. KFC Corp., et al., was filed in the U.S. District Court of New Jersey. It is a proposed class action and alleges that KFC failed to protect the private information of its customers under FACTA. Since the complaint alleges a violation of FACTA based on a transaction involving a franchised restaurant, the Company intends to seek dismissal from the action. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

Proposed Internal Revenue Service Adjustments

In early 2007, the Internal Revenue Service (the “IRS”) informed the Company of its intent to propose certain adjustments based on its position that the Company did not file Gain Recognition Agreements (“GRAs”) in connection with certain transfers of foreign subsidiaries among its affiliated group. On April 30, 2007, the Company met with the IRS and stated its belief that the filing of GRAs was not required, or if required, the Company should be granted relief for a later filing. The Company does not believe at this time that estimation of a meaningful range of potential payments to the IRS is possible. However, the Company currently believes, given our strong defenses to the IRS’ position, that any payments we would make to the IRS for the resolution of this matter would not have a significant adverse impact on the Company’s financial results or condition.

Obligations to PepsiCo, Inc. After Spin-off

In connection with our October 6, 1997 spin-off from PepsiCo, Inc. (“PepsiCo”) (the “Spin-off”), we entered into separation and other related agreements (the “Separation Agreements”) governing the Spin-off and our subsequent relationship with PepsiCo. These agreements provide certain indemnities to PepsiCo.

Under the terms of these agreements, we have indemnified PepsiCo for any costs or losses it incurs with respect to all letters of credit, guarantees and contingent liabilities relating to our businesses under which PepsiCo remains liable. As of September 8, 2007, PepsiCo remains liable for approximately $19 million on a nominal basis related to these contingencies. This obligation ends at the time PepsiCo is released, terminated or replaced by a qualified letter of credit. We have not been required to make any payments under this indemnity.

Under the Separation Agreements, PepsiCo maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods through October 6, 1997. PepsiCo also maintains full control and absolute discretion regarding any common tax audit issues. Although PepsiCo has contractually agreed to, in good faith, use its best efforts to settle all joint interests in any common tax audit issue on a basis consistent with prior practice, there can be no assurance that determinations made by PepsiCo would be the same as we would reach, acting on our own behalf. Through September 8, 2007, there have not been any determinations made by PepsiCo that have not been resolved to our satisfaction.

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

•

Worldwide system same store sales is the estimated growth in sales of all restaurants that have been open one year or more. Blended U.S. same store sales include only KFC, Pizza Hut and Taco Bell Company owned restaurants that have been open one year or more. U.S. same store sales for Long John Silver’s and A&W restaurants are not included given the relative insignificance of the Company stores for these brands and the limited impact they currently have, and will have in the future, on our blended U.S. same store sales as well as our overall U.S. performance.

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

Strategies

The Company continues to focus on four key strategies:

Build Dominant China Brands – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurants, respectively, in mainland China. Additionally, the Company owns and operates the distribution system for its restaurants in mainland China which we believe provides a significant competitive advantage. Given this strong competitive position, a rapidly growing economy and a population of 1.3 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and testing the additional restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food). Our ongoing earnings growth model includes annual system-sales growth of 20% in mainland China driven by at least 375 new restaurants each year, which we expect to drive annual operating profit growth of 20% in the China Division.

Drive Profitable International Division Expansion – The Company and its franchisees opened over 700 new restaurants in 2006 in the Company’s International Division, representing seven straight years of opening over 700 restaurants. The International Division generated over $400 million in operating profit in 2006 up from $186 million in 1998. The Company expects to continue to experience strong growth by building out existing markets and growing in new markets including India, France and Russia. Our ongoing earnings growth model includes annual operating profit growth of 10% driven by 750 new restaurant openings annually for the International Division. New unit development is expected to contribute to system sales growth of at least 5% (at least 3% unit growth and 2% to 3% same store sales growth) each year.

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

Quarter Ended September 8, 2007 Highlights

•	Diluted earnings per share of $0.50 or 20% growth.

•	Worldwide system-same-store sales growth of 4%, including 11% growth in mainland China, 7% growth in the International Division, and 1% growth in the U.S.

•	Double-digit system-sales growth from: mainland China, 33%; International Division, 16%.

•

Continued international restaurant unit growth: mainland China, 20%; International Division, 4%, the nineteenth consecutive quarter of at least 3% year-over-year unit growth, our ongoing growth target.

•	Worldwide operating-profit growth of 16% led by our international divisions: China Division, 28%, and International Division, 21%.

•	Worldwide operating margin improved by 0.5 percentage points to 15.6%.

•	Average diluted shares outstanding were reduced by 2%, the thirteenth consecutive quarter with year-over-year share reduction as a result of substantial share buybacks.

All preceding comparisons are versus the same quarter a year ago.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters and/or years to date ended September 8, 2007 and September 9, 2006 and/or could impact comparability with the remainder of our results in 2007 or beyond. Certain of these factors were previously discussed in our 2006 Form 10-K.

U.S. Restaurant Profit

Our U.S. restaurant margin as a percentage of sales decreased by 1.1 percentage points and 1.2 percentage points for the quarter and year to date ended September 8, 2007, respectively. Declines in restaurant margin as a percentage of sales have negatively impacted U.S. operating profit for both the quarter and year to date ended September 8, 2007.

Higher commodity costs (principally cheese and meats) and higher wage rates, due primarily to state minimum wage laws enacted over the last twelve months, are negatively impacting U.S. restaurant profits in dollar terms. Together these factors negatively impacted U.S. restaurant profit by $26 million and $47 million in the third quarter and the year to date ended September 8, 2007, respectively. These decreases in restaurant profits were partially offset by lower self-insured property and casualty insurance expenses, exclusive of the estimated reduction due to refranchising Company stores, in the third quarter ($3 million) and year to date ($32 million) ended September 8, 2007. These lower insurance expenses were the result of improved loss trends, which we believe are primarily driven by safety and claim handling procedures we have implemented over time, as well as workers’ compensation reforms at the state level.

Also contributing to the decreases in restaurant profit were Company same store sales declines at Taco Bell. Our Taco Bell business has been negatively impacted by adverse publicity related to a produce-sourcing issue during November and December 2006 and an infestation issue in one franchise store in February 2007. As a result, Taco Bell has experienced significant sales declines at both Company and franchise stores, particularly in the northeast United States where both issues originated. Taco Bell's Company same store sales were down 6% and 8% for the quarter and year to date ended September 8, 2007, respectively. We expect Taco Bell’s performance to improve in the fourth quarter of 2007. While we believe that Taco Bell will fully recover from these issues and generate strong fiscal 2008 results, our experience has been that recoveries of this type vary in duration.

Mainland China Commodity Inflation

China Division restaurant margin as a percentage of sales declined to 23.2% in the quarter ended September 8, 2007 from 23.7% in the quarter ended September 9, 2006. This decline was driven by rising chicken costs, which make up approximately 40% of mainland China’s cost of food and paper, and higher restaurant labor costs in mainland China. Rising chicken costs are resulting from both increased demand and lower than expected availability in the market. In mainland China, we expect that commodity inflation (primarily from higher chicken costs) and labor inflation (primarily from higher wage rates) will result in up to a two percentage point decline in China Division’s fourth quarter 2007 restaurant margin as a percentage of sales as compared to the fourth quarter of 2006.

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

Prior to the acquisition, we accounted for our fifty percent ownership interest using the equity method of accounting. Thus, we reported our fifty percent share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Condensed Consolidated Statements of Income. We also recorded franchise fee income from the stores owned by the unconsolidated affiliate. Since the date of the acquisition, we have reported Company sales and the associated restaurant costs, general and administrative expense, interest expense and income taxes associated with the restaurants previously owned by the unconsolidated affiliate in the appropriate line items of our Condensed Consolidated Statements of Income. We no longer record franchise fee income for the restaurants previously owned by the unconsolidated affiliate nor do we report other income under the equity method of accounting. As a result of this acquisition, Company sales and restaurant profit increased $179 million and $20 million, respectively, franchise fees decreased $5 million and general and administrative expenses increased $10 million in the quarter ended September 8, 2007 compared to the quarter ended September 9, 2006. Additionally, Company sales and restaurant profit increased $516 million and $53 million, respectively, franchise fees decreased $17 million and general and administrative expenses increased $29 million in the year to date ended September 8, 2007 compared to the year to date ended September 9, 2006. The impacts on operating profit and net income were not significant.

Mainland China Tax Legislation

On March 16, 2007, the National People’s Congress in mainland China enacted new tax legislation that will go into effect on January 1, 2008. Upon enactment, which occurred in the China Division’s second fiscal quarter, the deferred tax balances of all Chinese entities, including our unconsolidated affiliates, were adjusted. The impacts on our income tax provision and operating profit in the quarter and year to date ended September 8, 2007 were not significant. We are in the process of analyzing the impact of the new tax legislation on the Company in future years and anticipate the issuance of additional interpretive guidance from the Chinese government. Based on information currently available, we believe that these income tax rate changes will positively impact our 2008 net income by approximately $10 million to $15 million. The impact of this reduced tax rate in 2008 and beyond has previously been factored into our ongoing earnings growth model.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance‚ while retaining Company ownership of strategic U.S. and international markets. In the U.S.‚ we are in the process of decreasing our Company ownership of restaurants from its current level of 22% to approximately 17%. This three-year plan calls for selling approximately 1‚500 Company restaurants to franchisees from 2006 through 2008. From the beginning of 2006 through the quarter ended September 8‚ 2007‚ 670 Company restaurants in the U.S. have been sold to franchisees as part of this plan‚ including 71 U.S. restaurants in the third quarter 2007. In the International Division, we expect to reduce our Company ownership of Pizza Huts in the United Kingdom over the next several years from approximately 80% currently to approximately 40%. Refranchising reduces our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure. Additionally, G&A expenses will decline over time as a result of these refranchising activities. The timing of such declines will vary and often lag the actual refranchising activities as the synergies are typically dependent upon the size and geography of the respective deals. G&A expenses included in the tables below reflect only direct G&A that we are no longer incurring as a result of stores that were operated by us for all or some of the comparable period in 2006 and were refranchised as of September 8, 2007.

The following table summarizes our worldwide refranchising activities:

	Quarter		Year to date
	9/8/07	9/9/06	9/8/07	9/9/06
Number of units refranchised	94	157	285	289
Refranchising proceeds, pre-tax	$18	$48	$83	$96
Refranchising (gain) loss, pre-tax	$—	$4	$(5)	$(7)

In addition to our refranchising program, from time to time we close restaurants that are poor performing, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit (collectively “store closures”). Store closure (income) costs includes the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves, and other facility-related expenses from previously closed stores.

The following table summarizes worldwide Company store closure activities:

	Quarter		Year to date
	9/8/07	9/9/06	9/8/07	9/9/06
Number of units closed	40	47	117	122
Store closure (income) costs	$(6)	$(4)	$(12)	$(1)

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and general and administrative expenses and (b) the estimated increase in franchise fees from the stores refranchised. The amounts presented below reflect the estimated impact from stores that were operated by us for all or some portion of the comparable period in 2006 and were no longer operated by us as of September 8, 2007. The amounts do not include results from new restaurants that we opened in connection with a relocation of an existing unit or any incremental impact upon consolidation of two or more of our existing units into a single unit.

The following table summarizes the estimated impact on revenue of refranchising and Company store closures:

	Quarter ended 9/8/07
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(104)	$(40)	$(11)	$(155)
Increased franchise and license fees	4	2	—	6
Decrease in total revenues	$(100)	$(38)	$(11)	$(149)

	Year to date ended 9/8/07
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(325)	$(117)	$(25)	$(467)
Increased franchise and license fees	14	6	—	20
Decrease in total revenues	$(311)	$(111)	$(25)	$(447)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	Quarter ended 9/8/07
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(7)	$(1)	$(2)	$(10)
Increased franchise and license fees	4	2	—	6
Decreased general and administrative expenses	2	2	—	4
Increase (decrease) in operating profit	$(1)	$3	$(2)	$—

	Year to date ended 9/8/07
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(30)	$(5)	$(4)	$(39)
Increased franchise and license fees	14	6	—	20
Decreased general and administrative expenses	5	3	—	8
Increase (decrease) in operating profit	$(11)	$4	$(4)	$(11)

Results of Operations

	Quarter				Year to date
	9/8/07	9/9/06	% B/(W)		9/8/07	9/9/06	% B/(W)
Company sales	$2,243	$1,989	13		$6,258	$5,720	9
Franchise and license fees	321	289	11		896	825	9
Total revenue	$2,564	$2,278	13		$7,154	$6,545	9
Company restaurant profit	$353	$321	10		$951	$906	5

% of Company sales	15.7%	16.1%	(0.4	) ppts.	15.2%	15.8%	(0.6	) ppts.
Operating profit	401	344	16		1,027	933	10
Interest expense, net	38	34	(12)		112	105	(7)
Income tax provision	93	80	(15)		237	236	—
Net income	$270	$230	17		$678	$592	15

Diluted earnings per share (a)	$0.50	$0.42	20		$1.24	$1.05	18

(a)	See Note 3 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)(b)
Beginning of year	7,736	1,206	23,516	32,458
New Builds	254	70	648	972
Acquisitions	9	2	(10)	1
Refranchising	(285)	(5)	290	—
Closures	(117)	(14)	(444)	(575)
Other	(1)	—	3	2
End of quarter	7,596	1,259	24,003	32,858
% of Total	23%	4%	73%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	4,212	—	13,905	18,117
New Builds	31	—	156	187
Acquisitions	8	—	(7)	1
Refranchising	(218)	—	218	—
Closures	(62)	—	(245)	(307)
Other	(1)	—	2	1
End of quarter	3,970	—	14,029	17,999
% of Total	22%	—%	78%	100%

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)(b)
Beginning of year	1,762	561	9,387	11,710
New Builds	32	10	473	515
Acquisitions	1	2	(3)	—
Refranchising	(62)	(5)	67	—
Closures	(34)	(6)	(193)	(233)
Other	—	—	1	1
End of quarter	1,699	562	9,732	11,993
% of Total	14%	5%	81%	100%

China Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	1,762	645	224	2,631
New Builds	191	60	19	270
Acquisitions	—	—	—	—
Refranchising	(5)	—	5	—
Closures	(21)	(8)	(6)	(35)
Other	—	—	—	—
End of quarter	1,927	697	242	2,866
% of Total	67%	24%	9%	100%

(a)

The Worldwide, U.S. and International Division totals exclude 2,059, 1,873 and 186 licensed units, respectively, at September 8, 2007. There are no licensed units in the China Division. Licensed units are generally units that offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient. As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

(b)

The Worldwide and International Division totals exclude approximately 35 units from the acquisition of the Rostik’s brand (see 2006 Form 10-K) that have not yet been co-branded into Rostik’s/KFC restaurants. The Rostik’s units will be presented as franchisee new builds as the co-branding into Rostik’s/KFC restaurants occurs.

Multibrand restaurants are included in the totals above. Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count. Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count. Franchise unit counts below include both franchisee and unconsolidated affiliate multibrand units. Following are multibrand restaurant totals at September 8, 2007 and December 30, 2006:

9/8/07	Company	Franchise	Total
United States	1,747	1,818	3,565
International Division	6	271	277	(a)
Worldwide	1,753	2,089	3,842

12/30/06	Company	Franchise	Total
United States	1,802	1,631	3,433
International Division	11	192	203
Worldwide	1,813	1,823	3,636

(a)	Includes 53 Pizza Hut Wing Street units that were not reflected as multibrand units at December 30, 2006.

For the year to date ended September 8, 2007, Company and franchise multibrand unit gross additions were 41 and 144, respectively. There are no multibrand units in the China Division.

System Sales Growth

Quarter	Increase/(Decrease)		Increase excluding currency translation
	9/8/07	9/9/06	9/8/07	9/9/06
United States	2%	(1)%	N/A	N/A
International Division	16%	10%	11%	9%
China Division	31%	28%	23%	25%
Worldwide	9%	5%	7%	4%

The explanations that follow for system sales fluctuations consider year over year changes excluding the impact of foreign currency translation.

The increase in U.S., China Division, and Worldwide system sales were all driven by new unit development and same store sales growth, partially offset by store closures.

The increase in International Division system sales was driven by same store sales growth and new unit development, partially offset by store closures.

Year to date	Increase/(Decrease)		Increase excluding currency translation
	9/8/07	9/9/06	9/8/07	9/9/06
United States	—%	2%	N/A	N/A
International Division	15%	6%	10%	7%
China Division	27%	26%	21%	23%
Worldwide	7%	5%	5%	5%

The explanations that follow for system sales fluctuations consider year over year changes excluding the impact of foreign currency translation.

U.S. system sales were flat as store closures and same store sales declines were offset by new unit development.

The increase in International Division system sales was driven by same store sales growth and new unit development, partially offset by store closures.

The increases in China Division and Worldwide system sales were driven by new unit development and same store sales growth, partially offset by store closures.

Revenues

Quarter	Amount		% Increase/(Decrease)	% Increase/(Decrease) excluding currency translation
	9/8/07	9/9/06
Company sales
United States	$1,059	$1,145	(8)	N/A
International Division	603	399	51	44
China Division	581	445	30	24
Worldwide	2,243	1,989	13	10

Franchise and license fees
United States	165	155	6	N/A
International Division	137	119	15	9
China Division	19	15	35	27
Worldwide	321	289	11	8

Total revenues
United States	1,224	1,300	(6)	N/A
International Division	740	518	43	36
China Division	600	460	31	24
Worldwide	$2,564	$2,278	13	10

The explanations that follow for revenue fluctuations consider year over year changes excluding the impact of foreign currency translation.

Excluding the favorable impact of the Pizza Hut U.K. acquisition, Worldwide Company sales increased 1%. The increase was driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

Excluding the unfavorable impact of the Pizza Hut U.K. acquisition, Worldwide franchise and license fees increased 10%. The increase was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

The decrease in U.S. Company sales was driven by refranchising and store closures, partially offset by new unit development.

Blended U.S. Company same store sales decreased 1% due to a decrease in transactions, partially offset by an increase in average guest check.

The increase in U.S. franchise and license fees was driven by refranchising and new unit development, partially offset by store closures.

Excluding the favorable impact of the Pizza Hut U.K. acquisition, International Division Company sales were flat as the impact of refranchising and store closures was offset by same store sales growth and new unit development.

Excluding the unfavorable impact of the Pizza Hut U.K. acquisition, International Division franchise and license fees increased 13%. The increase was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

The increases in China Division Company sales and franchise and license fees were driven by new unit development and same store sales growth.

Year to date	Amount		% Increase/(Decrease)	% Increase/(Decrease) excluding currency translation
	9/8/07	9/9/06
Company sales
United States	$3,170	3,515	(10)	N/A
International Division	1,737	1,139	53	46
China Division	1,351	1,066	27	21
Worldwide	6,258	5,720	9	7

Franchise and license fees
United States	472	454	4	N/A
International Division	380	337	13	9
China Division	44	34	31	25
Worldwide	896	825	9	7

Total revenues
United States	3,642	3,969	(8)	N/A
International Division	2,117	1,476	43	38
China Division	1,395	1,100	27	21
Worldwide	$7,154	$6,545	9	7

The explanations that follow for revenue fluctuations consider year over year changes excluding the impact of foreign currency translation.

Excluding the favorable impact of the Pizza Hut U.K. acquisition, Worldwide Company sales decreased 2%. The decrease was driven by refranchising and store closures, partially offset by new unit development and same stores sales growth.

Excluding the unfavorable impact of the Pizza Hut U.K. acquisition, Worldwide franchise and license fees increased 9%. The increase was driven by new unit development, refranchising and same store sales growth, partially offset by store closures.

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

Excluding the unfavorable impact of the Pizza Hut U.K. acquisition, International Division franchise and license fees increased 14%. The increase was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

The increase in China Division Company sales and franchise and license fees were driven by new unit development and same store sales growth.

Company Restaurant Margins

Quarter ended 9/8/07	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.4	29.9	36.0	31.2
Payroll and employee benefits	30.4	25.7	11.7	24.3
Occupancy and other operating expenses	27.2	31.2	29.1	28.8
Company restaurant margin	13.0%	13.2%	23.2%	15.7%

Quarter ended 9/9/06	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	27.8	33.0	35.0	30.5
Payroll and employee benefits	30.2	23.8	11.4	24.7
Occupancy and other operating expenses	27.9	29.8	29.9	28.7
Company restaurant margin	14.1%	13.4%	23.7%	16.1%

The decrease in U.S. restaurant margin as a percentage of sales was driven by higher commodity costs (primarily cheese and meat) and higher labor costs (primarily wage rates and benefits). The decrease was partially offset by the favorable impact on restaurant margin of refranchising and closing certain restaurants as well as the impact of same store sales on restaurant margin (due to higher average guest check).

The decrease in International Division restaurant margin as a percentage of sales was driven by higher labor costs (primarily wage rates) and the impact of lower margins associated with Pizza Hut units in the U.K. which we now operate. The decrease was partially offset by the impact of same store sales growth on restaurant margin and the favorable impact on restaurant margin of refranchising certain restaurants. As a percentage of sales, Pizza Hut U.K. units negatively impacted payroll and employee benefits and occupancy and other operating expenses and positively impacted food and paper.

The decrease in China Division restaurant margin as a percentage of sales was driven by higher commodity costs (primarily chicken), higher labor costs and the impact of lower margins associated with new units during the initial periods of operations. The decrease was partially offset by the impact of same store sales growth on restaurant margin.

Year to date ended 9/8/07	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.0	29.8	35.9	30.8
Payroll and employee benefits	30.3	26.0	12.7	25.3
Occupancy and other operating expenses	26.8	31.5	29.9	28.7
Company restaurant margin	13.9%	12.7%	21.5%	15.2%

Year to date ended 9/9/06	United States	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.2	33.2	35.4	30.5
Payroll and employee benefits	30.0	24.0	12.5	25.6
Occupancy and other operating expenses	26.7	30.0	30.5	28.1
Company restaurant margin	15.1%	12.8%	21.6%	15.8%

The decrease in U.S. restaurant margin as a percentage of sales was driven by higher commodity costs (primarily cheese and meat), the impact of same store sales declines on restaurant margin and higher labor costs (primarily wage rates and benefits). The decrease was partially offset by the favorable impact of lower property and casualty insurance expense driven by improved loss trends and the favorable impact on restaurant margin of refranchising and closing certain restaurants.

The decrease in International Division restaurant margin as a percentage of sales was driven by higher labor costs (primarily wage rates) and the impact of lower margins associated with Pizza Hut units in the U.K. which we now operate. The decrease was almost fully offset by the impact of same store sales growth on restaurant margin and the favorable impact on restaurant margin of refranchising certain restaurants. As a percentage of sales, Pizza Hut U.K. units negatively impacted payroll and employee benefits and occupancy and other operating expenses and positively impacted food and paper.

The decrease in China Division restaurant margin as a percentage of sales was driven by higher commodity costs (primarily chicken), the impact of lower margins associated with new units during the initial periods of operation and higher labor costs. The decrease was almost fully offset by the impact of same store sales growth on restaurant margin.

Worldwide General and Administrative Expenses

General and administrative (“G&A”) expenses increased $10 million or 4% in the quarter, including a 2% unfavorable impact of foreign currency translation. Excluding the additional G&A expenses associated with acquiring the Pizza Hut U.K. business (which were previously netted within equity income prior to our acquisition of the remaining fifty percent of the business) and the unfavorable impact of foreign currency translation, G&A expenses decreased 2% for the quarter. The decrease was driven by lower costs in the U.S. principally due to lapping higher prior year conference and project spending as well as reductions resulting from our U.S. refranchising plan. These decreases were partially offset by higher compensation costs, including amounts associated with strategic initiatives in China and other international growth markets.

General and administrative expenses increased $41 million or 5% year to date, including a 1% unfavorable impact of foreign currency translation. Excluding the additional G&A expenses associated with acquiring the Pizza Hut U.K. business (which were previously netted within equity income prior to our acquisition of the remaining fifty percent of the business) and the unfavorable impact of foreign currency translation, G&A expenses were flat. Higher compensation costs, including amounts associated with strategic initiatives in China and other international growth markets, were offset by reductions of G&A expenses resulting from our U.S. refranchising plan and the impact of lapping higher prior year litigation related costs.

Worldwide Other (Income) Expense

	Quarter		Year to date
	9/8/07	9/9/06	9/8/07	9/9/06
Equity income from investments in unconsolidated affiliates	$(19)	$(16)	$(40)	$(37)
Gain upon sale of investment in unconsolidated affiliate (a)	(1)	(2)	(6)	(2)
Contract termination charge (b)	—	—	—	8
Foreign exchange net (gain) loss and other	1	1	(1)	(2)
Other (income) expense	$(19)	$(17)	$(47)	$(33)

(a)

Reflects recognition of income associated with receipt of payments for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

(b)	Reflects an $8 million charge associated with the termination of a beverage agreement in the United States segment.

Worldwide Closure and Impairment (Income) Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 7 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter				Year to date
	9/8/07	9/9/06	% B/(W)		9/8/07	9/9/06	% B/(W)
United States	$187	$183	1		$543	$565	(4)
International Division	127	105	21		347	288	21
China Division	135	105	28		276	220	25
Unallocated and corporate expenses	(48)	(47)	(5)		(148)	(151)	2
Unallocated other income (expense)	—	2	NM		4	4	NM
Unallocated refranchising gain (loss)	—	(4)	NM		5	7	NM
Operating profit	$401	$344	16		$1,027	$933	10

United States operating margin	15.2%	14.2%	1.0	ppts.	14.9%	14.2%	0.7	ppts.
International Division operating margin	17.2%	20.2%	(3.0	) ppts.	16.4%	19.5%	(3.1	) ppts.
Worldwide operating margin	15.6%	15.1%	0.5	ppts.	14.4%	14.3%	0.1	ppts

Unallocated and corporate expenses comprise general and administrative expenses, which are not allocated to the U.S., International Division, or China Division segments for performance reporting purposes. Year to date unallocated and corporate expense decreased due to the impact of lapping higher prior year litigation related costs.

U.S. operating profit increased 1% in the third quarter. The increase in U.S. operating profit for the quarter was driven by lower G&A expenses and the impact of same store sales (due to higher guest check) on restaurant profit and franchise and license fees. These increases were partially offset by higher restaurant operating costs, principally commodities and labor.

U.S. operating profit decreased 4% year to date. The decrease in U.S. operating profit for the year to date was driven by the impact of same store sales declines on restaurant profit and higher restaurant operating costs, principally commodities and labor. These declines were partially offset by lower G&A expenses, lower closure and impairment expense and the lapping of a prior year charge associated with the termination of a beverage agreement in 2006.

Excluding the favorable impact from foreign currency translation, International Division operating profit increased 14% in the quarter and 16% year to date. The increases were driven by the impact of same store sales growth and new unit development on franchise and license fees and restaurant profit. The increases were partially offset by higher G&A expenses (including expenses which were previously netted within equity income prior to our acquisition of the remaining fifty percent of the Pizza Hut U.K. business) and higher restaurant operating costs.

Excluding the favorable impact from foreign currency translation, China Division operating profit increased 20% in the quarter and 19% year to date. The increases were driven by the impact of same store sales growth and new unit development on restaurant profit. The increase was partially offset by higher restaurant operating costs and higher G&A expenses.

Interest Expense, Net

	Quarter			Year to date
	9/8/07	9/9/06	% B/(W)	9/8/07	9/9/06	% B/(W)
Interest expense	$44	$40	(11)	$130	$116	(13)
Interest income	(6)	(6)	NM	(18)	(11)	NM
Interest expense, net	$38	$34		$112	$105

Interest expense increased $4 million or 11% for the quarter and $14 million or 13% year to date. These increases were driven by an increase in borrowings compared to prior year, including the capital leases associated with the Pizza Hut U.K. acquisition, and higher interest rates on the variable portion of our debt compared to prior year.

Income Taxes

	Quarter		Year to date
	9/8/07	9/9/06	9/8/07	9/9/06
Income taxes	$93	$80	$237	$236
Effective tax rate	25.5%	25.8%	25.9%	28.5%

Our effective tax rate for the quarter was lower as a result of the mix of our earnings, primarily due to a higher percentage of our income being earned outside of the U.S. This resulted in the reversal of beginning of the year valuation allowances associated with certain foreign tax credits that we deemed more likely than not will be realized as a result of higher foreign earnings as well as a lower current year provision. We also reversed beginning of the year valuation allowances associated with foreign tax credits that we will now realize as a result of the determinations that certain foreign earnings will not be permanently invested. The reversal of valuation allowances as a result of these determinations was offset by tax we provided on those earnings. The decrease in the quarter was in part offset by the lapping of higher prior year adjustments to reserves and prior years.

Our effective rate for the year was favorably impacted by tax reserve reversals and out of year adjustments to reserves and accruals as well as the earnings mix shift as described above. Reserve reversals were due to the expiration of the statute of limitations in certain foreign jurisdictions and settlements of U.S. state audits.

Consolidated Cash Flows

Net cash provided by operating activities was $1,169 million compared to $1,007 million in 2006. The increase was driven by higher net income and lower pension contributions in 2007.

Net cash used in investing activities was $256 million versus $300 million in 2006. The decrease was driven by the year over year change in short term investments, a decrease in acquisition of restaurants from franchisees and the lapping of the acquisition of the Rostik’s brand in Russia in 2006, partially offset by an increase in capital spending.

Net cash used in financing activities was $734 million versus $597 million in 2006. The increase was driven by a decrease in net borrowings and higher dividend payments, partially offset by lower share repurchases.

Consolidated Financial Condition

The increase in short-term borrowings was primarily due to the classification of $250 million in Senior Unsecured Notes as short-term borrowings due to their May 2008 maturity date, partially offset by the repayment of two term-loans in the International Division during the year to date ended September 8, 2007.

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

Discretionary Spending

In the year to date ended September 8, 2007, capital spending has totaled $391 million, including $150 million in the U.S., $106 million for the International Division and $135 million for the China Division.

During the year to date ended September 8, 2007, we repurchased shares for $774 million. At September 8, 2007, we had remaining capacity to repurchase up to approximately $165 million of our outstanding Common Stock (excluding applicable transaction fees) under a March 2007 authorization by our Board of Directors.

On October 8, 2007, our Board of Directors authorized additional share repurchases of up to $1.25 billion (excluding applicable transaction fees) of our outstanding Common Stock through October 2008. The October 8, 2007 authorization is part of the Company’s overall plan to substantially increase the amount of share buybacks over the next two years; buying back a total of up to $4 billion of the Company’s outstanding common stock, reducing our diluted share count by as much as 20%. We expect this two-year share repurchase program will be funded by a combination of the Company’s ongoing free cash flow, additional debt and refranchising proceeds. The completion of this plan will depend on the Company’s cash flows, credit rating, proceeds from our refranchising efforts and availability of other investment opportunities, among other factors.

During the year to date ended September 8, 2007, we paid cash dividends of $196 million. Additionally, subsequent to the third quarter, our Board of Directors declared a cash dividend on September 20, 2007, of $0.15 per share of Common Stock, which will be distributed on November 2, 2007 to shareholders of record at the close of business on October 12, 2007. The Company is targeting an annual dividend payout ratio of 35% to 40% of net income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.0 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in September 2009. At September 8, 2007, our unused Credit Facility totaled $443 million, net of outstanding letters of credit of $211 million. There were borrowings of $346 million outstanding under the Credit Facility at September 8, 2007. We were in compliance with all debt covenants under this facility at September 8, 2007.

We also have a $350 million, five-year revolving credit facility (the “International Credit Facility” or “ICF”) which matures in November 2010. There were borrowings of $146 million outstanding and available credit of $204 million under the ICF at September 8, 2007. We were in compliance with all debt covenants under the ICF at September 8, 2007.

In 2006, we executed two term-loans on behalf of the International Division in the amount of $183 million, both of which were repaid in the quarter ended March 24, 2007.

The majority of our remaining debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2008 through 2016 and interest rates ranging from 6.25% to 8.88%. The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Amounts outstanding under Senior Unsecured Notes were $1.6 billion at September 8, 2007.

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

FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Prior to the adoption of FIN 48, we recorded such changes in judgment, including audit settlements, as a component of our annual effective rate. This change will not impact the manner in which we record income taxes on an annual basis.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties as components of its Income tax provision. The Company had approximately $74 million for the payment of interest and penalties accrued at December 31, 2006.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, China, the United Kingdom, Mexico and Australia. Upon adoption of FIN 48, the earliest years that the Company was subject to examination in these jurisdictions were 1999 in the U.S., 2003 in China, 2000 in the United Kingdom, 2001 in Mexico and 2001 in Australia. In addition, the Company is subject to various U.S. state income tax examinations, for which, in the aggregate, we had significant unrecognized tax benefits at December 31, 2006. We anticipate that our recorded uncertain tax benefits for certain tax positions we have taken may increase or decrease during the remainder of 2007 as a result of the continuation of these and other examinations. However, given the status of these examinations we cannot reliably estimate a range of a potential change at this time. Upon completion of audit examinations and the expiration of certain statutes of limitation during the quarter ended June 16, 2007, the Company’s aggregate, unrecognized tax benefits recorded at December 31, 2006 were reduced by $8 million and the amount accrued for payment of interest and penalties for unrecognized tax benefits was reduced by $21 million. As a result of these reductions, our recorded Income tax provision was $18 million lower for the year to date ended September 8, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 8, 2007 to the disclosures made in Item 7A of the Company’s 2006 Form 10-K, except as follows.

In anticipation of issuing fixed-rate debt in the fourth quarter of 2007, we entered into forward starting interest rate swaps (“interest rate swaps”) during the quarter ended September 8, 2007. These interest rate swaps had an aggregate notional amount of $400 million and were designated as hedges of the risk of changes in future interest payments attributable to changes in the London Interbank Offered Rate prior to the issuance of the debt. As of September 8, 2007, the fair values of these interest rate swaps were in a liability position of $33 million. As the ineffective portion of these interest rate swaps recognized in our Condensed Consolidated Statement of Income for the quarter ended September 8, 2007 was not significant, the offset to this liability was almost entirely recognized in Accumulated Other Comprehensive Loss at September 8, 2007. Upon the issuance of the debt and settlement of the interest rate swaps, any gain or loss on the interest rate swaps at that time not previously recognized in our Condensed Consolidated Statement of Income will be amortized over the life of the anticipated debt issuance as a decrease or increase, respectively, in interest expense. As of October 12, 2007, the fair values of these interest rate swaps had decreased to a liability position of $21 million.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 8, 2007.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YUM! Brands, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of September 8, 2007, the related Condensed Consolidated Statements of Income for the twelve and thirty-six weeks ended September 8, 2007 and September 9, 2006, and the related Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 8, 2007 and September 9, 2006. These Condensed Consolidated Financial Statements are the responsibility of YUM’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
October 16, 2007

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

•	Changes in commodity and other operating costs or supply chain and business disruptions could adversely affect our operating results;

•	Our operating results are closely tied to the success of our franchisees, and any significant inability of our franchisees to operate successfully could adversely affect our operating results;

•	We could be party to litigation that could adversely affect us by increasing our expenses or subjecting us to material money damages and other remedies;

•	Changes in governmental regulations may adversely affect our business operations;

•

We may not attain our target development goals which are dependent upon our ability and the ability of our franchisees to upgrade existing restaurants and open new restaurants and to operate these restaurants on a profitable basis; and

•	The restaurant industry in which we operate is highly competitive.

These and other risks are described in more detail under “Risk Factors” in Item 1A of our 2006 Form 10-K. We encourage you to read these risk factors in their entirety. Other factors may also exist that we cannot anticipate or that we do not consider to be significant based on information that is currently available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 8, 2007 with respect to shares of Common Stock repurchased by the Company during the quarter then ended adjusted for the June 26, 2007 two-for-one stock split:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 7
6/17/07 - 7/14/07	2,590,000	$33.39	2,590,000	$422,985,181

Period 8
7/15/07 - 8/11/07	2,280,000	$32.65	2,280,000	$348,541,639

Period 9
8/12/07 - 9/8/07	5,690,000	$32.24	5,690,000	$165,073,811

Total	10,560,000	$32.61	10,560,000	$165,073,811

In March 2007, our Board of Directors authorized additional share repurchases, through March 2008, up to an additional $500 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended September 8, 2007, approximately 10.6 million shares were repurchased under this authorization.

In October 2007, our Board of Directors authorized additional share repurchases, through October 2008, up to an additional $1.25 billion (excluding applicable transaction fees) of our outstanding Common Stock. Shares to be purchased under this program are not included in the table above.

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

YUM! BRANDS, INC.
(Registrant)

Date: October 16, 2007	/s/ Ted F. Knopf
Senior Vice President of Finance and Corporate Controller
(Principal Accounting Officer)

Exhibit 15

Acknowledgement of Independent Registered Public Accounting Firm

The Board of Directors

YUM! Brands, Inc.:

We hereby acknowledge our awareness of the use of our report dated October 16, 2007, included within the Quarterly Report on Form 10-Q of YUM! Brands, Inc. for the twelve and thirty-six weeks ended September 8, 2007, and incorporated by reference in the following Registration Statements:

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
October 16, 2007

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 16, 2007	/s/ David C. Novak________________________________

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 16, 2007	/s/ Richard T. Carucci________________________
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended September 8, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, David C. Novak, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 16, 2007	/s/ David C. Novak________________________

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

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of YUM! Brands, Inc. (the “Company”) on Form 10-Q for the quarter ended September 8, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Richard T. Carucci, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 16, 2007	/s/ Richard T. Carucci______________________________

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to YUM! Brands, Inc. and will be retained by YUM! Brands, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.