Form 10-K
period 2008-01-28
YUM BRANDS INC
filed 2008-02-25
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 29, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act.  Yes   Ö   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes       No  Ö

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   Ö   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Ö]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12-b of the Exchange Act (Check one):  Large accelerated filer:  [Ö] Accelerated filer:  [  ] Non-accelerated filer:  [  ] Smaller reporting company:  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No  Ö

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 16, 2007 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was $17,730,290,814. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. The number of shares outstanding of the registrant’s Common Stock as of February 18, 2008 was 475,493,520 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 15, 2008 are incorporated by reference into Part III.

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

This Form 10-K should be read in conjunction with the Cautionary Statements on pages 47 through 48.

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

(b)	Financial Information about Operating Segments

YUM consists of six operating segments:  KFC-U.S., Pizza Hut-U.S., Taco Bell-U.S., LJS/A&W-U.S., YUM Restaurants International (“YRI” or “International Division”) and YUM Restaurants China (“China Division”).  For financial reporting purposes, management considers the four U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment.  The China Division includes mainland China (“China”), Thailand and KFC Taiwan, and the International Division includes the remainder of our international operations.

Operating segment information for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 21 through 48 and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 49 through 101.

(c)	Narrative Description of Business

General

YUM is the world’s largest quick service restaurant (“QSR”) company based on number of system units, with more than 35,000 units in more than 100 countries and territories.  Through the five concepts of KFC, Pizza Hut, Taco Bell, LJS and A&W (the “Concepts”), the Company develops, operates, franchises and licenses a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items.  In all five of its Concepts, the Company either operates units or they are operated by independent franchisees or licensees under the terms of franchise or license agreements.  Franchisees can range in size from individuals owning just one unit to large publicly traded companies. In addition, the Company owns non-controlling interests in Unconsolidated Affiliates who operate similar to franchisees.

At year end 2007, we had approximately 20,000 system restaurants in the U.S. which generated revenues of $5.2 billion and operating profit of $739 million during 2007.  The International Division, based in Dallas, Texas, comprises more than 12,000 system restaurants, primarily KFCs and Pizza Huts, operating in over 100 countries outside the U.S.  In 2007, YRI achieved revenues of $3.1 billion and operating profit of $480 million.  The China Division, based in Shanghai, China, comprises more than 3,000 system restaurants, predominately KFCs.  In 2007, the China Division achieved revenues of $2.1 billion and operating profit of $375 million.

Restaurant Concepts

Most restaurants in each Concept offer consumers the ability to dine in and/or carry out food. In addition, Taco Bell, KFC, LJS and A&W offer a drive-thru option in many stores.  Pizza Hut offers a drive-thru option on a much more limited basis.  Pizza Hut and, on a much more limited basis, KFC offer delivery service.

Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices.

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

The Company believes that it is important to maintain strong and open relationships with its franchisees and their representatives.  To this end, the Company invests a significant amount of time working with the franchisee community and their representative organizations on all aspects of the business, including products, equipment, operational improvements and standards and management techniques.

The Company and its franchisees also operate multibrand units, primarily in the U.S., where two or more of the Concepts are operated in a single unit.  At year end 2007, there were 3,989 multibranded units in the worldwide system, of which 3,699 were in the U.S.  These units were comprised of 2,703 units offering food products from two of the Concepts, 47 units offering food products from three of the Concepts and 1,216 units offering food products from Pizza Hut and WingStreet, a flavored chicken wings concept.  YUM has 23 units offering food products from KFC and Wing Works, another flavored chicken wings concept developed by YUM.

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

•
As of year end 2007, KFC was the leader in the U.S. chicken QSR segment among companies featuring chicken-on-the-bone as their primary product offering, with a 45 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment, which is nearly four times that of its closest national competitor.

•
KFC operates in 105 countries and territories throughout the world. As of year end 2007, KFC had 5,358 units in the U.S. and 9,534 units outside the U.S., including 2,140 units in mainland China.  Approximately 18 percent of the U.S. units and 25 percent of the non-U.S. units are operated by the Company.

•
Traditional KFC restaurants in the U.S. offer fried chicken-on-the-bone products, primarily marketed under the names Original Recipe and Extra Tasty Crispy.  Other principal entree items include chicken sandwiches (including the Snacker and the Twister), KFC Famous Bowls, Colonel’s Crispy Strips, Wings, Popcorn Chicken and seasonally, Chunky Chicken Pot Pies.  KFC restaurants in the U.S. also offer a variety of side items, such as biscuits, mashed potatoes and gravy, coleslaw, corn, and potato wedges, as well as desserts.  While many of these products are offered outside of the U.S., international menus are more focused on chicken sandwiches and Colonel’s Crispy Strips, and include side items that are suited to local preferences and tastes.  Restaurant decor throughout the world is characterized by the image of the Colonel.

Pizza Hut

•
The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, and within a year, the first franchise unit was opened.  Today, Pizza Hut is the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products.  Pizza Hut is based in Dallas, Texas.

•	As of year end 2007, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 15 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•
Pizza Hut operates in 97 countries and territories throughout the world. As of year end 2007, Pizza Hut had 7,515 units in the U.S., and 5,362 units outside of the U.S.  Approximately 17 percent of the U.S. units and 25 percent of the non-U.S. units are operated by the Company.

•
Pizza Hut features a variety of pizzas, which may include Pan Pizza, Thin ‘n Crispy, Hand Tossed, Sicilian, Stuffed Crust, Twisted Crust, Sicilian Lasagna Pizza, Cheesy Bites Pizza, The Big New Yorker, The Insider, The Chicago Dish and 4forALL.  Each of these pizzas is offered with a variety of different toppings.  In some restaurants, Pizza Hut also offers chicken wings, breadsticks, pasta, salads and sandwiches.  Menu items outside of the U.S. are generally similar to those offered in the U.S., though pizza toppings are often suited to local preferences and tastes.

Taco Bell

•	The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold. Taco Bell is based in Irvine, California.

•	As of year end 2007, Taco Bell was the leader in the U.S. Mexican QSR segment, with a 54 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•
Taco Bell operates in 15 countries and territories throughout the world. As of year end 2007, there were 5,580 Taco Bell units in the U.S., and 240 units outside of the U.S.  Approximately 23 percent of the U.S. units and 1 percent of the non-U.S. units are operated by the Company.

•
Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, gorditas, chalupas, quesadillas, taquitos, salads, nachos and other related items.  Additionally, proprietary entrée items include Grilled Stuft Burritos and Border Bowls.  Taco Bell units feature a distinctive bell logo on their signage.

LJS

•	The first LJS restaurant opened in 1969 and the first LJS franchise unit opened later the same year. LJS is based in Louisville, Kentucky.

•	As of year end 2007, LJS was the leader in the U.S. seafood QSR segment, with a 32 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•
LJS operates in 7 countries and territories throughout the world.  As of year end 2007, there were 1,081 LJS units in the U.S., and 38 units outside the U.S.  Approximately 30 percent of the U.S. units are operated by the Company.  All non-U.S. units are operated by franchisees or licensees.

•
LJS features a variety of seafood and chicken items, including meals featuring batter-dipped fish, chicken, shrimp, hushpuppies and portable snack items.  LJS units typically feature a distinctive seaside/nautical theme.

A&W

•	A&W was founded in Lodi, California by Roy Allen in 1919 and the first A&W franchise unit opened in 1925. A&W is based in Louisville, Kentucky.

•
A&W operates in 11 countries and territories throughout the world.  As of year end 2007, there were 371 A&W units in the U.S., and 254 units outside the U.S.  Approximately 1 percent of the U.S. units are operated by the Company.  All non-U.S. units are operated by franchisees.

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

The Company’s restaurant management structure varies by Concept and unit size. Generally, each Company restaurant is led by a restaurant general manager (“RGM”), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant.  In the U.S., the average restaurant has 25 to 30 employees, while internationally this figure can be significantly higher depending on the location and sales volume of the restaurant.  Most of the employees work on a part-time basis.  We issue detailed manuals, which may then be customized to meet local regulations and customs, covering all aspects of restaurant operations, including food handling and product preparation procedures, safety and quality issues, equipment maintenance, facility standards and accounting control procedures.  The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. CHAMPS – which stands for Cleanliness, Hospitality, Accuracy, Maintenance, Product Quality and Speed of Service – is our proprietary core systemwide program for training, measuring and rewarding employee performance against key customer measures.  CHAMPS is intended to align the operating processes of our entire system around one set of standards. RGMs’ efforts, including CHAMPS performance measures, are monitored by Area Coaches.  Area Coaches typically work with approximately six to twelve restaurants.  Various senior operators visit the Company’s restaurants from time to time to help ensure adherence to system standards and mentor restaurant team members.

Supply and Distribution

The Company is a substantial purchaser of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include chicken, cheese, beef and pork products, seafood, paper and packaging materials.

U.S. Division.  The Company, along with the representatives of the Company’s KFC, Pizza Hut, Taco Bell, LJS and A&W franchisee groups, are members in the Unified FoodService Purchasing Co-op, LLC (the “Unified Co-op”) which was created for the purpose of purchasing certain restaurant products and equipment in the U.S.  The core mission of the Unified Co-op is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment while ensuring compliance with certain quality and safety standards.  This arrangement combines the purchasing power of the Company and franchisee restaurants in the U.S. which the Company believes leverages the system’s scale to drive cost savings and effectiveness in the purchasing function.  The Company also believes that the Unified Co-op has resulted, and should continue to result, in closer alignment of interests and a stronger relationship with its franchisee community.

The Company is committed to conducting its business in an ethical, legal and socially responsible manner.  To encourage compliance with all legal requirements and ethical business practices, YUM has a supplier code of conduct for all U.S. suppliers to our business.  To ensure the quality and safety of food products, suppliers and distributors are required to meet strict quality control standards.  Long-term contracts and long-term vendor relationships are used to ensure availability of products.  The Company has not experienced any significant continuous shortages of supplies, and alternative sources for most of these products are generally available.  Prices paid for these supplies fluctuate.  When prices increase, the Company may be able to pass on such increases to its customers, although there is no assurance that this can be done practically.

Most food products, paper and packaging supplies, and equipment used in the operation of the Company’s restaurants are distributed to individual restaurant units by third party distribution companies.  McLane Company, Inc. (“McLane”) is the exclusive distributor for Company-operated KFCs, Pizza Huts, Taco Bells and Long John Silvers in the U.S. and for a substantial number of franchisee and licensee stores.  McLane became the distributor when it assumed all distribution responsibilities under an existing agreement between Ameriserve Food Distribution, Inc. (“AmeriServe”) and the Company.  This agreement extends through October 31, 2010 and generally prohibits Company-operated KFC, Pizza Hut and Taco Bell restaurants from using alternative distributors in the U.S.  The Company stores within the LJS and A&W systems are covered under a separate agreement with McLane.

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

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7, pages 21 through 48 and the Consolidated Statements of Cash Flows in Part II, Item 8, page 53.

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

Competition

The retail food industry, in which the Company competes, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including the QSR segment), and is intensely competitive with respect to food quality, price, service, convenience, location and concept.  The industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power.  Each of the Concepts compete with international, national and regional restaurant chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.  In 2007, the restaurant business in the U.S. consisted of about 935,000 restaurants representing approximately $535 billion in annual sales.  The Company’s Concepts accounted for about 2% of those restaurants and about 3% of those sales.  There is currently no way to reasonably estimate the size of the competitive market outside the U.S.

Research and Development (“R&D”)

The Company operates R&D facilities in Louisville, Kentucky; Dallas, Texas; and Irvine, California and in several locations outside the U.S., including Shanghai, China.  The Company expensed $39 million, $33 million and $33 million in 2007, 2006 and 2005, respectively, for R&D activities.  From time to time, independent suppliers also conduct research and development activities for the benefit of the YUM system.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.  During 2007, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Government Regulation

U.S. Division. The Company and its U.S. Division are subject to various federal, state and local laws affecting its business.  Each of the Company’s restaurants in the U.S. must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality in which the restaurant is located.  In addition, the Company must comply with various state laws that regulate the franchisor/franchisee relationship.  To date, the Company has not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

The Company is also subject to federal and state laws governing such matters as employment and pay practices, overtime, tip credits and working conditions.  The bulk of the Company’s employees are paid on an hourly basis at rates related to the federal and state minimum wages.

The Company is also subject to federal and state child labor laws which, among other things, prohibit the use of certain “hazardous equipment” by employees younger than 18 years of age.  The Company has not been materially adversely affected by such laws to date.

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

Employees

As of year end 2007, the Company employed approximately 301,000 persons, approximately 84 percent of whom were part-time. Approximately 34 percent of the Company’s employees are employed in the U.S.  The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors.  Most Company employees are paid on an hourly basis.  Some of the Company’s non-U.S. employees are subject to labor council relationships that vary due to the diverse cultures in which the Company operates.  The Company considers its employee relations to be good.

(d)	Financial Information about Geographic Areas

Financial information about our significant geographic areas (U.S., International Division and China Division) is incorporated herein by reference from Selected Financial Data in Part II, Item 6, page 19; Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 21 through 48; and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 49 through 101.

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

Our business and industry face a variety of risks, including operational, legal, regulatory and product risks.  The following are some of the more significant factors that could affect our business and our results of operations.  Other factors may exist that we cannot anticipate or that we do not consider significant based on currently available information.

Food safety and food-borne illness concerns may have an adverse effect on our business.

We consider food safety a top priority and dedicate substantial resources to ensure that our customers enjoy safe, quality food products.  However, food-borne illnesses (such as E. coli, hepatitis A, trichinosis or salmonella) and food safety issues have occurred in the past (see Note 22, Guarantees, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8 of this report for a discussion of litigation arising from an E. coli outbreak allegedly linked to a number of Taco Bell restaurants in the Northeast U.S. during November/December 2006), and could occur in the future.  If such instances of food-borne illness or other food safety issues were to occur, whether at our restaurants or those of our competitors, negative publicity could result which could adversely affect sales and profitability.  If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants.  Additionally, the occurrence of food-borne illnesses or food safety issues could adversely affect the price and availability of affected ingredients.  Finally, like other companies in the restaurant industry, some of our products may contain genetically engineered food products, and our U.S. suppliers are currently not required to label their products as such.  Increased regulation of and opposition to genetically engineered food products have on occasion and may in the future force us to use alternative sources at increased costs.

Our China operations subject us to risks that could negatively affect our business.

A significant and growing portion of our restaurants are located in China.  As a result, our financial results are increasingly dependent on our results in China, and our business is increasingly exposed to risks there.  These risks include changes in economic conditions (including inflation, consumer spending and unemployment levels), tax rates and laws and consumer preferences, as well as changes in the regulatory environment.  In addition, our results of operations in China and the value of our Chinese assets are affected by fluctuations in currency exchange rates, which may favorably or adversely affect reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

In addition, any significant or prolonged deterioration in U.S.-China relations could adversely affect our China business.  Many of the risks and uncertainties of doing business in China are solely within the control of the Chinese government.  China’s government regulates the scope of our foreign investments and business conducted within China.  Although management believes it has structured our China operations to comply with local laws, there are uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China.  If we were unable to enforce our intellectual property and contract rights in China, our business would be adversely impacted.

Our other foreign operations subject us to risks that could negatively affect our business.

A significant portion of our restaurants are operated in foreign countries and territories outside of the U.S. and China, and we intend to continue expansion of our international operations.  As a result, our business is increasingly exposed to risks inherent in foreign operations.  These risks, which can vary substantially by market, include political instability, social and ethnic unrest, changes in economic conditions (including inflation, consumer spending and unemployment levels), the regulatory environment, tax rates and laws and consumer preferences as well as changes in the laws and policies that govern foreign investment in countries where our restaurants are operated.  In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates, which may favorably or adversely affect reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

Changes in commodity and other operating costs or supply chain and business disruptions could adversely affect our results of operations.

While we take measures to anticipate and react to changes in food, energy and supply costs, any increase in certain commodity prices could adversely affect our operating results.  Because we provide moderately priced food, our ability to pass along commodity price increases to our customers may be limited.  Additionally, significant increases in gasoline prices could result in a decrease of customer traffic at our restaurants or the imposition of fuel surcharges by our distributors, each of which could adversely affect our business.  We rely on third party distribution companies to deliver food and supplies to our stores.  Interruption of distribution services due to financial distress or other issues could impact our operations.  Our operating expenses also include employee benefits and insurance costs (including workers’ compensation, general liability, property and health) which may increase over time.  Finally, our industry is susceptible to natural disasters which could result in restaurant closures and supply chain and business disruptions.

Health concerns arising from outbreaks of Avian Flu may have an adverse effect on our business.

Asian and European countries have experienced outbreaks of Avian Flu, and some commentators have hypothesized that further outbreaks could occur and reach pandemic levels.  While fully-cooked chicken has been determined to be safe for consumption, and while we have taken and continue to take measures to anticipate and minimize the effect of these outbreaks on our business, future outbreaks could adversely affect the price and availability of poultry and cause customers to shift their preferences.  In addition, outbreaks on a widespread basis could also affect our ability to attract and retain employees.

Our operating results are closely tied to the success of our Concepts’ franchisees.

As a result of our franchising programs, our operating results are dependent upon the sales volumes and viability of our franchisees.  Any significant inability of our franchisees to operate successfully could adversely affect our operating results.  We have limited control over our franchisees and the quality of franchise restaurant operations may be impacted by factors that are not in our control.  Franchisees may not have access to the financial or management resources that they need to open or continue operating the restaurants contemplated by their franchise agreements with us, or be able to find suitable sites on which to develop them.  In addition, franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules.  Our franchisees generally depend upon financing from banks and other financial institutions in order to construct and open new restaurants.  In some instances, financing has been difficult to obtain for some operators.  Any of these problems could slow our planned growth.

Our results and financial condition could be affected by the success of our refranchising program.

We are in the process of a refranchising program, which could reduce the percentage of company ownership in the U.S., excluding licensees, from approximately 22% at the end of 2007 to potentially less than 10% by the end of 2010.  Our ability to execute this plan will depend on, among other things, whether we can find viable and appropriate buyers for our restaurants, how quickly we can agree to terms with potential buyers and the availability of financing to potential buyers.  The success of the refranchising program once executed will depend on, among other things, our selection of buyers who can effectively operate our restaurants, our ability to limit our exposure to contingent liabilities in connection with the sale of our restaurants, and whether the resulting ownership mix of Company-operated and franchisee-operated restaurants allows us to meet our financial objectives.  In addition, refranchising activity could vary significantly from quarter-to-quarter and year-to-year and that volatility could impact our reported earnings.

We could be party to litigation that could adversely affect us by increasing our expenses or subjecting us to material money damages and other remedies.

Like others in the restaurant industry, we are susceptible to claims filed by customers alleging that we are responsible for an illness or injury they suffered at or after a visit to our restaurants.  Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert time and money away from our operations and hurt our performance.  A judgment for significant monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations.  Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results.

In addition, the restaurant industry has been subject to claims that relate to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to the obesity of some customers.  We may also be subject to this type of claim in the future and, even if we are not, publicity about these matters (particularly directed at the quick service and fast-casual segments of the industry) may harm our reputation and adversely affect our results.

Changes in governmental regulations may adversely affect our business operations.

We and our franchisees are subject to various federal, state and local regulations.  Each of our restaurants is subject to state and local licensing and regulation by health, sanitation, food and workplace safety and other agencies.  Requirements of local authorities with respect to zoning, land use, licensing, permitting and environmental factors could delay or prevent development of new restaurants in particular locations.  In addition, we face risks arising from compliance with and enforcement of increasingly complex federal and state immigration laws and regulations.

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

We also face risks from new or changing laws and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling regulation.  Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.  In addition, we are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud, and any failure or perceived failure to comply with those laws could harm our reputation or lead to litigation, which could adversely affect our financial condition.

We may not attain our target development goals.

We are pursuing a disciplined growth strategy, which, to be successful, will depend in large part on our ability and the ability of our franchisees to upgrade existing restaurants and open new restaurants, and to operate these restaurants on a profitable basis.  We cannot guarantee that we, or our franchisees, will be able to achieve our expansion goals or that new, upgraded or converted restaurants will be operated profitably.  Further, there is no assurance that any restaurant we open or convert will obtain operating results similar to those of our existing restaurants.  The success of our planned expansion will depend upon numerous factors, many of which are beyond our control.

Our growth strategy depends in large part on our ability to increase our net restaurant count in our international markets.  Risks which could impact our ability to increase our net restaurant count include prevailing economic conditions and our, or our franchisees’, ability to obtain suitable restaurant locations, obtain required permits and approvals and hire and train qualified personnel.

The retail food industry in which we operate is highly competitive.

The retail food industry in which we operate is highly competitive with respect to price and quality of food products, new product development, price, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties.  If consumer preferences change, or our restaurants are unable to compete successfully with other retail food outlets in new and existing markets, our business could be adversely affected.  In the retail food industry, labor is a primary operating cost component.  Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees.  In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence.  Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could harm our results of operations.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2007 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2007, the Company owned more than 1,600 units and leased land, building or both in more than 6,000 units worldwide. These units are further detailed as follows:

•	The Company owned more than 1,300 units and leased land, building or both in more than 2,500 units in the U.S.
•	The International Division owned more than 200 units and leased land, building or both in more than 1,300 units.
•	The China Division leased land, building or both in more than 2,000 units.

Company restaurants in the U.S. which are not owned are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with short renewal options.  Company restaurants in the International Division which are not owned have initial lease terms and renewal options that vary by country.  Company restaurants in the China Division are generally leased for initial terms of 10 to 15 years and generally do not have renewal options.  Historically, the Company has either been able to renew its China Division leases or enter into competitive leases at replacement sites without significant impact on our operations, cash flows or capital resources.  The Company generally does not lease or sub-lease units that it owns or leases to franchisees.

Pizza Hut and YRI lease their corporate headquarters and a research facility in Dallas, Texas. Taco Bell leases its corporate headquarters and research facility in Irvine, California. KFC owns its and LJS’s, A&W’s and YUM’s corporate headquarters and a research facility in Louisville, Kentucky.  In addition, YUM leases office facilities for certain support groups in Louisville, Kentucky.  The China Division leases their corporate headquarters and research facilities in Shanghai, China.  Additional information about the Company’s properties is included in the Consolidated Financial Statements and footnotes in Part II, Item 8, pages 49 through 101.

The Company believes that its properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3.	Legal Proceedings.

The Company is subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business.  The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows.  The following is a brief description of the more significant of the categories of lawsuits and other matters we face from time to time.  Descriptions of specific claims and contingencies appear in Note 22, Guarantees, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

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

Like other retail employers, the Company has been faced in a few states with allegations of purported class-wide wage and hour and other labor law violations.

Customers

The Company’s restaurants serve a large and diverse cross-section of the public and in the course of serving so many people, disputes arise regarding products, service, accidents and other matters typical of large restaurant systems such as those of the Company.

Intellectual Property

The Company has registered trademarks and service marks, many of which are of material importance to the Company’s business.  From time to time, the Company may become involved in litigation to defend and protect its use and ownership of its registered marks.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of 2007.

Executive Officers of the Registrant

The executive officers of the Company as of February 18, 2008, and their ages and current positions as of that date are as follows:

David C. Novak, 55, is Chairman of the Board, Chief Executive Officer and President of YUM.  He has served in this position since January 2001.  From December 1999 to January 2001, Mr. Novak served as Vice Chairman of the Board, Chief Executive Officer and President of YUM. From October 1997 to December 1999, he served as Vice Chairman and President of YUM. Mr. Novak previously served as Group President and Chief Executive Officer, KFC and Pizza Hut from August 1996 to July 1997.

Richard T. Carucci, 50, is Chief Financial Officer of YUM.  He has served in this position since March 2005. From October 2004 to February 2005, he served as Senior Vice President, Finance and Chief Financial Officer – Designate of YUM. From May 2003 to October 2004, he served as Executive Vice President and Chief Development Officer of YRI.  From November 2002 to May 2003, he served as Senior Vice President for YRI and also assisted Pizza Hut in asset strategy development.  From November 1999 to July 2002, he was Chief Financial Officer of YRI.

Peter R. Hearl, 56, is Chief Operating and Development Officer of YUM.  He has served in this position since December 2006.  From December 2002 to November 2006, he served as President and Chief Concept Officer of Pizza Hut.  From January 2002 to November 2002, he was Chief People Officer and Executive Vice President of YUM.  Mr. Hearl intends to retire from the Company at the end of March 2008.

Christian L. Campbell, 57, is Senior Vice President, General Counsel, Secretary and Chief Franchise Policy Officer of YUM.  He has served as Senior Vice President, General Counsel and Secretary since September 1997.  In January 2003, his title and job responsibilities were expanded to include Chief Franchise Policy Officer.

Jonathan D. Blum, 49, is Senior Vice President – Public Affairs for YUM.  He has served in this position since July 1997.

Anne P. Byerlein, 49, is Chief People Officer of YUM.  She has served in this position since December 2002.  From October 1997 to December 2002, she was Vice President of Human Resources of YUM. From October 2000 to December 2002, she also served as KFC’s Chief People Officer.

Ted F. Knopf, 56, is Senior Vice President Finance and Corporate Controller of YUM.  He has served in this position since April 2005.  From September 2001 to April 2005, Mr. Knopf served as Vice President of Corporate Planning and Strategy of YUM.

Emil J. Brolick, 60, is President of U.S. Brand Building.  He has served in this position since December 2006.  Prior to this position, he served as President and Chief Concept Officer of Taco Bell, a position he held from July 2000 to November 2006.  Prior to joining Taco Bell, Mr. Brolick served as Senior Vice President of New Product Marketing, Research & Strategic Planning for Wendy’s International, Inc. from August 1995 to July 2000.

Gregg R. Dedrick, 48, is President and Chief Concept Officer of KFC.  He has served in this position since September 2003. From January 2002 to September 2003, Mr. Dedrick acted as a Strategic Advisor to YUM while serving as Chief Administrative Officer of his church, which is one of the ten largest churches in the United States.  From July 1997 to January 2002, he served as Chief People Officer of YUM and Executive Vice President of People and Shared Services.

Scott O. Bergren, 61, is President and Chief Concept Officer of Pizza Hut.  He has served in this position since November 2006.  Prior to this position, he served as Chief Marketing officer of KFC and YUM from August 2003 to November 2006.  From September 2002 until July 2003, he was the Executive Vice President, Marketing and Chief Concept Officer for YUM Restaurants International, Inc.  From April 2002 until September 2002, he was Senior Vice President New Concepts for YUM Restaurants International, Inc.  From June 1995 until 2002, he was Chief Executive Officer of Chevy’s Mexican Restaurants, Inc.

Greg Creed, 50, is President and Chief Concept Officer of Taco Bell. He has served in this position since December 2006.  Prior to this position, Mr. Creed served as Chief Operating Officer of YUM from December 2005 to November 2006.  Mr. Creed served as Chief Marketing Officer of Taco Bell from July 2001 to October 2005.

Graham D. Allan, 52, is the President of YRI. He has served in this position since November 2003.  Immediately prior to this position he served as Executive Vice President of YRI.  From December 2000 to May 2003, Mr. Allan was the Managing Director of YRI.

Samuel Su, 55, is the President of YUM Restaurants China.  He has served in this position since 1997.  Prior to this, he was the Vice President of North Asia for both KFC and Pizza Hut.  Mr. Su started his career with YUM in 1989 as KFC International’s Director of Marketing for the North Pacific area.

Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock trades under the symbol YUM and is listed on the New York Stock Exchange (“NYSE”).  The following sets forth the high and low NYSE composite closing sale prices by quarter for the Company’s Common Stock and dividends per common share.  All per share and share amounts herein have been adjusted for the two-for-one stock split on June 26, 2007.

	2007
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$31.03	$27.69	$—	$0.075
Second	34.37	28.85	0.15	0.15
Third	34.80	29.62	—	0.15
Fourth	40.27	31.45	0.30	0.15

	2006
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$25.59	$23.38	$0.0575	$0.0575
Second	26.84	23.83	0.075	0.0575
Third	25.96	22.47	—	0.075
Fourth	31.74	25.59	0.30	0.075

In 2006, the Company declared one cash dividend of $0.0575 per share of Common Stock, three cash dividends of $0.075 per share of Common Stock and one cash dividend of $0.15 per share of Common Stock.  In 2007, the Company declared three cash dividends of $0.15 per share of Common Stock, one of which had a distribution date of February 1, 2008.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income.

As of February 18, 2008, there were approximately 85,000 registered holders of record of the Company’s Common Stock.

The Company had no sales of unregistered securities during 2007, 2006 or 2005.

Issuer Purchases of Equity Securities

The following table provides information as of December 29, 2007 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 10
9/9/07 – 10/6/07	4,140,000	$33.56	4,140,000	$26,137,093

Period 11
10/7/07 – 11/3/07	5,706,777	$38.37	5,706,777	$1,057,158,754

Period 12
11/4/07 – 12/1/07	3,958,428	$37.87	3,958,428	$907,256,535

Period 13
12/2/07 – 12/29/07	2,468,063	$38.24	2,468,063	$812,876,870

Total	16,273,268	$37.01	16,273,268	$812,876,870

In March 2007, our Board of Directors authorized additional share repurchases, through March 2008, of up to an additional $500 million (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended December 29, 2007, approximately 4.9 million shares were repurchased under this authorization.  This authorization was completed during the quarter.

In October 2007, our Board of Directors authorized additional share repurchases, through October 2008, of up to an additional $1.25 billion (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended December 29, 2007, approximately 11.4 million shares were repurchased under this authorization.

In January 2008, our Board of Directors authorized additional share repurchases, through January 2009, of up to an additional $1.25 billion (excluding applicable transaction fees) of our outstanding Common Stock.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Stock Index and the S&P 500 Consumer Discretionary Sector, a peer group that includes YUM, for the period from December 27, 2002 to December 28, 2007, the last trading day of our 2007 fiscal year.  The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 27, 2002 and that all dividends were reinvested.

	12/27/02	12/26/03	12/23/04	12/30/05	12/29/06	12/28/07

YUM!	$ 100	$ 140	$ 193	$ 197	$ 250	$ 333
S&P 500	$ 100	$ 125	$ 138	$ 143	$ 162	$ 169
S&P Consumer Discretionary	$ 100	$ 137	$ 153	$ 144	$ 169	$ 145

Item 6.	Selected Financial Data.
Selected Financial Data
YUM! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)
	Fiscal Year
	2007	2006	2005	2004	2003
Summary of Operations
Revenues
Company sales	$9,100	$8,365	$8,225	$7,992	$7,441
Franchise and license fees	1,316	1,196	1,124	1,019	939
Total	10,416	9,561	9,349	9,011	8,380
Closures and impairment expenses(a)	(35)	(59)	(62)	(38)	(40)
Refranchising gain (loss)(a)	11	24	43	12	4
Operating profit(b)	1,357	1,262	1,153	1,155	1,059
Interest expense, net	166	154	127	129	173
Income before income taxes and cumulative effect of accounting change	1,191	1,108	1,026	1,026	886
Income before cumulative effect of accounting change	909	824	762	740	618
Cumulative effect of accounting change, net of tax(c)	—	—	—	—	(1)
Net income	909	824	762	740	617
Basic earnings per common share	1.74	1.51	1.33	1.27	1.05
Diluted earnings per common share	1.68	1.46	1.28	1.21	1.01
Cash Flow Data
Provided by operating activities	$1,567	$1,299	$1,233	$1,186	$1,099
Capital spending, excluding acquisitions	742	614	609	645	663
Proceeds from refranchising of restaurants	117	257	145	140	92
Repurchase shares of Common Stock	1,410	983	1,056	569	278
Dividends paid on common shares	273	144	123	58	—
Balance Sheet
Total assets	$7,242	$6,368	$5,797	$5,696	$5,620
Long-term debt	2,924	2,045	1,649	1,731	2,056
Total debt	3,212	2,272	1,860	1,742	2,066
Other Data
Number of stores at year end
Company	7,625	7,736	7,587	7,743	7,854
Unconsolidated Affiliates	1,314	1,206	1,648	1,662	1,512
Franchisees	24,297	23,516	22,666	21,858	21,471
Licensees	2,109	2,137	2,376	2,345	2,362
System	35,345	34,595	34,277	33,608	33,199

U.S. Company same store sales growth(d)	(3)%	—	4%	3%	—
International Division system sales growth(e)
Reported	15%	7%	9%	14%	13%
Local currency(f)	10%	7%	6%	6%	5%
China Division system sales growth(e)
Reported	31%	26%	13%	23%	23%
Local currency(f)	24%	23%	11%	23%	23%
Shares outstanding at year end(g)	499	530	556	581	583
Cash dividends declared per common share(g)	$0.45	$0.4325	$0.2225	$0.15	$—
Market price per share at year end (g)	$38.54	$29.40	$23.44	$23.14	$16.82

Fiscal years 2007, 2006, 2004 and 2003 include 52 weeks and fiscal year 2005 includes 53 weeks.

Fiscal years 2007, 2006 and 2005 include the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share Based Payment,” (“SFAS 123R”).  This resulted in a $37 million, $39 million and $38 million decrease in net income, for 2007, 2006 and 2005, respectively.  This translates to a decrease of $0.07 to both basic and diluted earnings per share for 2007 and 2006, and a decrease of $0.07 and $0.06 to basic and diluted earnings per share, respectively, for 2005.  If SFAS 123R had been effective for prior years presented, both reported basic and diluted earnings per share would have decreased $0.06 for 2004 and 2003 consistent with previously disclosed pro-forma information.

The selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

(a)	See Note 5 to the Consolidated Financial Statements for a description of Closures and Impairment Expenses and Refranchising Gain (Loss) in 2007, 2006 and 2005.

(b)
Fiscal years 2007, 2006, 2005, 2004 and 2003 included $11 million income, $1 million income, $4 million income, $30 million income and $16 million expense, respectively, related to Wrench litigation and AmeriServe.  The Wrench litigation relates to a lawsuit against Taco Bell Corporation, which was settled in 2004, including financial recoveries from settlements with insurance carriers.  Amounts related to AmeriServe are the result of cash recoveries related to the AmeriServe bankruptcy reorganization process for which we incurred significant expense in years prior to those presented here (primarily 2000).  AmeriServe was formerly our primary distributor of food and paper supplies to our U.S. stores.

(c)
Fiscal year 2003 includes the impact of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for legal obligations associated with the retirement of long-lived assets and the associated asset retirement costs.

(d)
U.S. Company same-store sales growth only includes the results of Company owned KFC, Pizza Hut and Taco Bell restaurants that have been open one year or more.  U.S. same store sales for Long John Silver’s and A&W restaurants are not included given the relative insignificance of the Company stores for these brands and the limited impact they currently have and will have in the future, on our U.S. same store sales, as well as our overall U.S. performance.

(e)
International Division and China Division system sales growth includes the results of all restaurants regardless of ownership, including Company owned, franchise, unconsolidated affiliate and license restaurants.  Sales of franchise, unconsolidated affiliate and license restaurants generate franchise and license fees for the Company (typically at a rate of 4% to 6% of sales).  Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales we present on the Consolidated Statements of Income; however, the fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all our revenue drivers, Company and franchise same store sales as well as net unit development.  Additionally, we began reporting information for our international business in two separate operating segments (the International Division and the China Division) in 2005 as a result of changes in our management structure.  Segment information for periods prior to 2005 has been restated to reflect this reporting.

(f)
Local currency represents the percentage change excluding the impact of foreign currency translation.  These amounts are derived by translating current year results at prior year average exchange rates.  We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

(g)	Adjusted for the two for one stock split on June 26, 2007. See Note 3 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”), should be read in conjunction with the Consolidated Financial Statements on pages 52 through 55 (“Financial Statements”) and the Cautionary Statements on pages 47 through 48.  Throughout the MD&A, YUM! Brands, Inc. (“YUM” or the “Company”) makes reference to certain performance measures as described below.

•
The Company provides the percentage changes excluding the impact of foreign currency translation.  These amounts are derived by translating current year results at prior year average exchange rates.  We also provide the percentage changes excluding the extra week that certain of our businesses had in fiscal year 2005.  We believe the elimination of the foreign currency translation and the 53rd week impact provides better year-to-year comparability without the distortion of foreign currency fluctuations or an extra week in fiscal year 2005.

•
System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise, unconsolidated affiliate and license restaurants.  Sales of franchise, unconsolidated affiliate and license restaurants generate franchise and license fees for the Company (typically at a rate of 4% to 6% of sales).  Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales on the Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same store sales as well as net unit development.

•
Worldwide same store sales is the estimated growth in sales of all restaurants that have been open one year or more.  U.S. Company same store sales include only KFC, Pizza Hut and Taco Bell Company owned restaurants that have been open one year or more.  U.S. same store sales for Long John Silver’s and A&W restaurants are not included given the relative insignificance of the Company stores for these brands and the limited impact they currently have, and will have in the future, on our U.S. same store sales as well as our overall U.S. performance.

•	Company restaurant margin as a percentage of sales is defined as Company sales less expenses incurred directly by our Company restaurants in generating Company sales divided by Company sales.

All Note references herein refer to the Notes to the Financial Statements on pages 56 through 101.  Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.  All per share and share amounts herein, and in the accompanying Financial Statements and Notes to the Financial Statements have been adjusted to reflect the June 26, 2007 stock split (see Note 3).

Description of Business

YUM is the world’s largest restaurant company in terms of system restaurants with over 35,000 restaurants in more than 100 countries and territories operating under the KFC, Pizza Hut, Taco Bell, Long John Silver’s or A&W All-American Food Restaurants brands.  Four of the Company’s restaurant brands – KFC, Pizza Hut, Taco Bell and Long John Silver’s – are the global leaders in the chicken, pizza, Mexican-style food and quick-service seafood categories, respectively.  Of the over 35,000 restaurants, 22% are operated by the Company, 72% are operated by franchisees and unconsolidated affiliates and 6% are operated by licensees.

YUM’s business consists of three reporting segments:  United States, the International Division and the China Division.  The China Division includes mainland China, Thailand and KFC Taiwan and the International Division includes the remainder of our international operations.  The China and International Divisions have been experiencing dramatic growth and now represent over half of the Company’s operating profits.  The U.S. business operates in a highly competitive marketplace resulting in slower profit growth, but continues to produce strong cash flows.

Strategies

The Company continues to focus on four key strategies:

Build Leading Brands in China in Every Significant Category – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurants, respectively, in mainland China.  Additionally, the Company owns and operates the distribution system for its restaurants in mainland China which we believe provides a significant competitive advantage.  Given this strong competitive position, a rapidly growing economy and a population of 1.3 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and testing the additional restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food).  Our ongoing earnings growth model includes annual system-sales growth of 20% in mainland China driven by at least 425 new restaurants each year, which we expect to drive annual operating profit growth of 20% in the China Division.

Drive Aggressive International Expansion and Build Strong Brands Everywhere – The Company and its franchisees opened over 850 new restaurants in 2007 in the Company’s International Division, representing 8 straight years of opening over 700 restaurants.  The International Division generated $480 million in operating profit in 2007 up from $186 million in 1998.  The Company expects to continue to experience strong growth by building out existing markets and growing in new markets including India, France, Russia, Vietnam and Africa.  Our ongoing earnings growth model includes annual operating profit growth of 10% driven by 750 new restaurant openings annually for the International Division.  New unit development is expected to contribute to system sales growth of at least 5% (3% to 4% unit growth and 2% to 3% same store sales growth) each year.

Dramatically Improve U.S. Brand Positions, Consistency and Returns – The Company continues to focus on improving its U.S. position through differentiated products and marketing and an improved customer experience.  The Company also strives to provide industry leading new product innovation which adds sales layers and expands day parts.  We are the leader in multibranding, with nearly 3,700 restaurants providing customers two or more of our brands at a single location.  We continue to evaluate our returns and ownership positions with an earn the right to own philosophy on Company owned restaurants.  Our ongoing earnings growth model calls for annual operating profit growth of 5% in the U.S. with same store sales growth of 2% to 3% and leverage of our General and Administrative (“G&A”) infrastructure.

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders via share repurchases and dividends.  The Company has one of the highest returns on invested capital in the Quick Service Restaurants (“QSR”) industry.  Additionally, 2007 was the third consecutive year in which the Company returned over $1.1 billion to its shareholders through share repurchases and dividends.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income.

2007 Highlights

•	Diluted earnings per share of $1.68 or 15% growth.

•	Worldwide system sales growth of 8% driven by new-unit growth in mainland China and the International Division.

•	Worldwide same store sales growth of 3% and operating profit growth of 8%.

•	Double digit operating profit growth of 30% from the China Division and 18% from the International Division, offsetting a 3% decline in the U.S.

•	Effective tax rate of 23.7%.

•	Payout to shareholders of $1.7 billion through share repurchases and dividends, with repurchases helping to reduce our diluted share count by a net 4%.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 and could impact comparability with our results in 2008.

Mainland China Commodity Inflation

China Division restaurant margin as a percentage of sales declined to 20.1% during 2007 from 20.4% in 2006.  This decline was driven by rising chicken costs in mainland China, which make up approximately 40% of mainland China’s cost of food and paper, and higher restaurant labor costs in mainland China.  Rising chicken costs are resulting from both lower than expected availability and increased demand in the market.  The increased costs were partially offset in 2007 by strong same store sales growth, including the impact of menu pricing increases.  In mainland China, we expect that high commodity inflation (including higher chicken costs) will continue into the first half of 2008 and moderate later in the year.

U.S. Restaurant Profit

Our resulting U.S. restaurant margin as a percentage of sales decreased 1.3 percentage points in 2007 and increased 0.8 percentage points in 2006.  Our U.S. restaurant profit was impacted in 2007 and 2006 by several key events and trends.  These include the negative impact on the Taco Bell business of adverse publicity related to a produce-sourcing issue in the fourth quarter of 2006 and an infestation issue in one franchise store in February 2007, fluctuations in commodity costs, and lower self-insured property and casualty insurance reserves.

Taco Bell experienced significant sales declines at both Company and franchise stores in the fourth quarter 2006 and for almost all of 2007, particularly in the northeast U.S. where both issues originated.  For the full year 2007, Taco Bell's Company same store sales were down 5%.  Taco Bell’s Company same store sales were flat in the fourth quarter of 2007 and we believe that Taco Bell will fully recover from these issues.  However, our experience has been that recoveries of this type vary in duration.

In 2007, we experienced significant increases in commodity costs resulting in approximately $44 million of commodity inflation.  This inflation was primarily driven by meats and cheese products.  We expect these unfavorable commodity trends to continue in 2008 resulting in commodity inflation of approximately 5% for the full year, with the majority of this impact seen in the first half of the year.  In 2006, restaurant profits were positively impacted versus 2005 by a decline in commodity costs, principally meats and cheese, of approximately $45 million.

The sizeable February 2008 beef recall in the U.S. had no impact on our results though the impact, if any, on beef prices going forward is not yet known.

Self-insurance property and casualty insurance expenses were down $27 million versus the prior year in both 2007 and 2006, exclusive of the estimated reduction due to refranchising stores.  The favorability in insurance expenses was the result of improved loss trends, which we believe are primarily driven by safety and claims handling procedures we implemented over time, as well as workers’ compensation reforms at the state level.  We anticipate that given the significant favorability in 2007, property and casualty expense in 2008 will be significantly higher in comparison.  The increased expenses are currently expected to be most impactful to our second quarter of 2008.

Pizza Hut United Kingdom Acquisition

On September 12, 2006, we completed the acquisition of the remaining fifty percent ownership interest of our Pizza Hut United Kingdom (“U.K.”) unconsolidated affiliate from our partner, paying approximately $178 million in cash, including transaction costs and net of $9 million of cash assumed.  Additionally, we assumed the full liability, as opposed to our fifty percent share, associated with the Pizza Hut U.K.’s capital leases of $97 million and short-term borrowings of $23 million.  This unconsolidated affiliate operated more than 500 restaurants in the U.K.

Prior to the acquisition, we accounted for our fifty percent ownership interest using the equity method of accounting.  Thus, we reported our fifty percent share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate.  Since the date of the acquisition, we have reported Company sales and the associated restaurant costs, G&A expense, interest expense and income taxes associated with the restaurants previously owned by the unconsolidated affiliate in the appropriate line items of our Consolidated Statement of Income.  We no longer record franchise fee income for the restaurants previously owned by the unconsolidated affiliate, nor do we report other income under the equity method of accounting.  As a result of this acquisition, Company sales and restaurant profit increased $576 million and $59 million, respectively, franchise fees decreased $19 million and G&A expenses increased $33 million in the year ended December 29, 2007 compared to the year ended December 30, 2006.  As a result of this acquisition, Company sales and restaurant profit increased $164 million and $16 million, respectively, franchise fees decreased $7 million and G&A expenses increased $8 million in the year ended December 30, 2006 compared to the year ended December 31, 2005.  The impacts on operating profit and net income were not significant in either year.

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

Mainland China 2005 Business Issues

Our KFC business in mainland China was negatively impacted by the interruption of product offerings and negative publicity associated with a supplier ingredient issue experienced in late March 2005 as well as consumer concerns related to Avian Flu in the fourth quarter of 2005.  As a result of the aforementioned issues, the China Division experienced system sales growth in 2005 of 11%, excluding foreign currency translation which was below our ongoing target of at least 22%.  During the year ended December 30, 2006, the China Division recovered from these issues and achieved growth rates of 23% for both system sales and Company sales, both excluding foreign currency translation.  During 2005, we entered into agreements with the supplier of the aforementioned ingredient.  As a result, we recognized recoveries of approximately $24 million in Other income (expense) in our Consolidated Statement of Income for the year ended December 31, 2005.

Significant 2008 Gains and Charges

In 2008, we expect that our results of operations will be significantly impacted by several events, including the sale of our interest in our unconsolidated affiliate in Japan and refranchising gains and charges related to our U.S. business.

In December 2007, we sold our interest in our unconsolidated affiliate in Japan for $128 million in cash (includes the impact of related foreign currency contracts that were settled in December 2007).  Our international subsidiary that owned this interest operates on a fiscal calendar with a period end that is approximately one month earlier than our consolidated period close. Thus, consistent with our historical treatment of events occurring during the lag period, the pre-tax gain on the sale of this investment of approximately $87 million will be recorded in the first quarter of 2008.  We also anticipate pre-tax gains from refranchising in the U.S. of $20 million to $50 million in 2008.  We expect, that together these gains will be partially offset by charges relating to G&A productivity initiatives and realignment of resources, as well as investments in our U.S. brands to drive stronger growth.  The net impact of all of the aforementioned gains and charges is expected to generate approximately $50 million in operating profit in 2008.

While we will no longer have an ownership interest in the entity that operates both KFCs and Pizza Huts in Japan, it will continue to be a franchisee as it was when it operated as an unconsolidated affiliate.  Excluding the one-time gain, we do not expect that the sale of our interest in our Japan unconsolidated affiliate will have a significant impact on our subsequently reported results of operations in 2008 and beyond as the Other income we recorded representing our share of earnings of the unconsolidated affiliate has historically not been significant ($4 million in 2007).

Future Tax Legislation – Mainland China

On March 16, 2007, the National People’s Congress in mainland China enacted new tax legislation that went into effect on January 1, 2008.  Upon enactment, which occurred in the China Division’s 2007 second fiscal quarter, the deferred tax balances of all Chinese entities, including our unconsolidated affiliates, were adjusted.  The impacts on our income tax provision and operating profit in the year ended December 29, 2007 were not significant.  We currently estimate that these income tax rate changes will positively impact our 2008 net income between $10 million and $15 million compared to what it would have otherwise been had no new tax legislation been enacted.

Mexico Value Added Tax (“VAT”) Exemption

On October 1, 2007, Mexico enacted new legislation that eliminated a tax ruling that allowed us to claim an exemption related to VAT payments.  Beginning on January 1, 2008, we will be required to remit VAT on all Company restaurant sales resulting in lower Company sales and restaurant profit.  As a result of this new legislation, we estimate that our 2008 International Division’s Company sales and restaurant profit will be unfavorably impacted by approximately $38 million and $34 million, respectively.  Additionally, the International Division’s system sales growth and restaurant margin as a percentage of sales will be negatively impacted by approximately 0.3% and 1.2 percentage points, respectively.

China 2008 Reporting Issues

We have historically not consolidated an entity in China in which we have a majority ownership interest, instead accounting for the unconsolidated affiliate using the equity method of accounting.  Our partners in this entity are essentially state-owned enterprises.  We have not consolidated this entity due to the historical effective participation of our partners in the significant decisions of the entity that were made in the ordinary course of business as addressed in Emerging Issues Task Force ("EITF") Issue No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights".  Concurrent with a decision that we made on January 1, 2008 regarding top management of the entity, we no longer believe that our partners effectively participate in the decisions that are made in the ordinary course of business.  Accordingly, we will begin to consolidate this entity in 2008.  The change will result in higher Company sales, restaurant profit, G&A expenses and Income tax provision, as well as lower franchise and license fees and Other income.  Had this change occurred at the beginning of 2007, our China Division’s Company sales, restaurant profit and G&A expenses would have increased approximately $227 million, $49 million and $5 million, respectively, and our franchise and license fees and Other income would have decreased $14 million and $13 million, respectively.  The net impact of these changes and the resulting minority interest would have resulted in Operating profit increasing by $11 million with an offsetting increase in Income tax provision such that Net income would not have been impacted.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets.  In the U.S., we are targeting Company ownership of restaurants potentially below 10% by year end 2010, down from its current level of 22%.  Consistent with this strategy, 756 Company restaurants in the U.S. were sold to franchisees in 2006 and 2007.  In the International Division, we expect to refranchise approximately 300 Pizza Huts in the U.K. over the next several years reducing our Pizza Hut Company ownership in that market from approximately 80% currently to approximately 40%.  Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.  Additionally, G&A expenses will decline over time as a result of these refranchising activities.  The timing of such declines will vary and often lag the actual refranchising activities as the synergies are typically dependent upon the size and geography of the respective deals.  G&A expenses included in the tables below reflect only direct G&A that we are no longer incurring as a result of stores that were operated by us for all or some of the respective previous year and were no longer operated by us as of the last day of the respective year.

The following table summarizes our worldwide refranchising activities:

	2007	2006	2005
Number of units refranchised	420	622	382
Refranchising proceeds, pre-tax	$117	$257	$145
Refranchising net gains, pre-tax	$11	$24	$43

In addition to our refranchising program, from time to time we close restaurants that are poor performing, we relocate restaurants to a new site within the same trade area or we consolidate two or more of our existing units into a single unit

(collectively “store closures”).  Store closure (income) costs includes the net of gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves, and other facility-related expenses from previously closed stores.

The following table summarizes worldwide Company store closure activities:

	2007	2006	2005
Number of units closed	204	214	246
Store closure (income) costs	$(8)	$(1)	$—

The impact on operating profit arising from refranchising and Company store closures is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and G&A expenses and (b) the estimated increase in franchise fees from the stores refranchised.  The amounts presented below reflect the estimated historical results from stores that were operated by us for all or some portion of the respective previous year and were no longer operated by us as of the last day of the respective year.  The amounts do not include results from new restaurants that we opened in connection with a relocation of an existing unit or any incremental impact upon consolidation of two or more of our existing units into a single unit.

The following table summarizes the estimated historical results of refranchising and Company store closures:

	2007
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(449)	$(181)	$(34)	$(664)
Increased franchise and license fees	20	9	—	29
Decrease in total revenues	$(429)	$(172)	$(34)	$(635)

	2006
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(377)	$(136)	$(22)	$(535)
Increased franchise and license fees	14	6	—	20
Decrease in total revenues	$(363)	$(130)	$(22)	$(515)

The following table summarizes the estimated impact on operating profit of refranchising and Company store closures:

	2007
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(39)	$(7)	$(4)	$(50)
Increased franchise and license fees	20	9	—	29
Decreased general and administrative expenses	7	3	—	10
Increase (decrease) in operating profit	$(12)	$5	$(4)	$(11)

	2006
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(38)	$(5)	$—	$(43)
Increased franchise and license fees	14	6	—	20
Decreased general and administrative expenses	1	1	—	2
Increase (decrease) in operating profit	$(23)	$2	$—	$(21)

Results of Operations

	2007	% B/(W) vs. 2006		2006	% B/(W) vs. 2005

Company sales	$9,100	9		$8,365	2
Franchise and license fees	1,316	10		1,196	7
Total revenues	$10,416	9		$9,561	2
Company restaurant profit	$1,327	4		$1,271	10

% of Company sales	14.6%	(0.6	) ppts.	15.2%	1.2	ppts

Operating profit	1,357	8		1,262	9
Interest expense, net	166	(8)		154	(22)
Income tax provision	282	1		284	(7)
Net income	$909	10		$824	8
Diluted earnings per share(a)	$1.68	15		$1.46	14

(a)	See Note 4 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)(b)
Balance at end of 2005	7,587	1,648	22,666	31,901
New Builds	426	136	953	1,515
Acquisitions	556	(541)	(15)	—
Refranchising	(622)	(1)	626	3
Closures	(214)	(33)	(675)	(922)
Other	3	(3)	(39)	(39)
Balance at end of 2006	7,736	1,206	23,516	32,458
New Builds	505	132	1,070	1,707
Acquisitions	9	6	(14)	1
Refranchising	(420)	(6)	426	—
Closures	(204)	(24)	(706)	(934)
Other	(1)	—	5	4
Balance at end of 2007	7,625	1,314	24,297	33,236
% of Total	23%	4%	73%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Balance at end of 2005	4,686	—	13,605	18,291
New Builds	99	—	235	334
Acquisitions	—	—	—	—
Refranchising	(452)	—	455	3
Closures	(124)	—	(368)	(492)
Other	3	—	(22)	(19)
Balance at end of 2006	4,212	—	13,905	18,117
New Builds	87	—	262	349
Acquisitions	8	—	(7)	1
Refranchising	(304)	—	304	—
Closures	(106)	—	(386)	(492)
Other	(1)	—	3	2
Balance at end of 2007	3,896	—	14,081	17,977
% of Total	22%	—	78%	100%

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)(b)
Balance at end of 2005	1,375	1,096	8,848	11,319
New Builds	47	35	703	785
Acquisitions	555	(541)	(14)	—
Refranchising	(168)	(1)	169	—
Closures	(47)	(25)	(303)	(375)
Other	—	(3)	(16)	(19)
Balance at end of 2006	1,762	561	9,387	11,710
New Builds	54	18	780	852
Acquisitions	1	6	(7)	—
Refranchising	(109)	(6)	115	—
Closures	(66)	(11)	(314)	(391)
Other	—	—	2	2
Balance at end of 2007	1,642	568	9,963	12,173
% of Total	13%	5%	82%	100%

China Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees
Balance at end of 2005	1,526	552	213	2,291
New Builds	280	101	15	396
Acquisitions	1	—	(1)	—
Refranchising	(2)	—	2	—
Closures	(43)	(8)	(4)	(55)
Other	—	—	(1)	(1)
Balance at end of 2006	1,762	645	224	2,631
New Builds	364	114	28	506
Acquisitions	—	—	—	—
Refranchising	(7)	—	7	—
Closures	(32)	(13)	(6)	(51)
Other	—	—	—	—
Balance at end of 2007	2,087	746	253	3,086
% of Total	68%	24%	8%	100%

(a)
The Worldwide, U.S. and International Division totals exclude 2,109, 1,928 and 181 licensed units, respectively, at December 29, 2007.  There are no licensed units in the China Division.  Licensed units are generally units that offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

(b)
The Worldwide and International Division totals at the end of 2007 exclude approximately 32 units from the 2006 acquisition of the Rostik’s brand in Russia that have not yet been co-branded into Rostik’s/KFC restaurants.  The Rostik’s units will be presented as franchisee new builds as the co-branding into Rostik’s/KFC restaurants occurs.

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

2007	Company	Franchise	Total
United States	1,750	1,949	3,699
International Division	6	284	290	(a)
Worldwide	1,756	2,233	3,989

2006	Company	Franchise	Total
United States	1,802	1,631	3,433
International Division	11	192	203
Worldwide	1,813	1,823	3,636

(a)	Includes 53 Pizza Hut Wing Street units that were not reflected as multibrand units at December 30, 2006.

For 2007 and 2006, Company multibrand unit gross additions were 86 and 212, respectively.  For 2007 and 2006, franchise multibrand unit gross additions were 283 and 197, respectively.  There are no multibrand units in the China Division.

System Sales Growth

	Increase		Increase excluding foreign currency translation		Increase excluding foreign currency translation and 53rd week
	2007	2006	2007	2006	2007	2006
United States	—	—	N/A	N/A	N/A	1%
International Division	15%	7%	10%	7%	10%	9%
China Division	31%	26%	24%	23%	24%	23%
Worldwide	8%	4%	6%	4%	6%	5%

The explanations that follow for system sales growth consider year over year changes excluding, where applicable, the impact of foreign currency translation and the 53rd week in fiscal year 2005.

The increases in International Division, China Division and Worldwide system sales in 2007 and 2006 were driven by new unit development and same store sales growth, partially offset by store closures.

In 2007 U.S. system sales were flat as new unit development was largely offset by store closures.  The increase in U.S. system sales in 2006 was driven by new unit development and same store sales growth, partially offset by store closures.

Revenues
	Amount		% Increase (Decrease)		% Increase (Decrease) excluding foreign currency translation		% Increase (Decrease) excluding foreign currency translation and 53rd week
	2007	2006	2007	2006	2007	2006	2007	2006
Company sales
United States	$4,518	$4,952	(9)	(6)	N/A	N/A	N/A	(5)
International Division	2,507	1,826	37	9	31	8	31	10
China Division	2,075	1,587	31	26	24	23	24	23
Worldwide	9,100	8,365	9	2	6	1	6	2

Franchise and license fees
United States	679	651	4	3	N/A	N/A	N/A	4
International Division	568	494	15	10	10	10	10	11
China Division	69	51	35	25	29	21	29	21
Worldwide	1,316	1,196	10	7	8	6	8	8

Total revenues
United States	5,197	5,603	(7)	(5)	N/A	N/A	N/A	(4)
International Division	3,075	2,320	33	9	26	9	26	10
China Division	2,144	1,638	31	26	24	23	24	23
Worldwide	$10,416	$9,561	9	2	6	2	6	3

The explanations that follow for revenue fluctuations consider year-over-year changes excluding, where applicable, the impact of foreign currency translation and the 53rd week in fiscal year 2005.

Excluding the favorable impact of the Pizza Hut U.K. acquisition, Worldwide Company sales decreased 1% in 2007.  The decrease was driven by refranchising and store closures, partially offset by new unit development and same store sales growth.  Excluding the favorable impact of the Pizza Hut U.K. acquisition, Worldwide Company sales were flat in 2006.  Increases from new unit development and same store sales growth were offset by decreases in refranchising and store closures.

Excluding the unfavorable impact of the Pizza Hut U.K. acquisition, Worldwide franchise and license fees increased 9% and 8% in 2007 and 2006, respectively.  These increases were driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

In 2007, the decrease in U.S. Company sales was driven by refranchising, same store sales declines and store closures, partially offset by new unit development.  In 2006, the decrease in U.S. Company sales was driven by refranchising and store closures, partially offset by new unit development.

In 2007, U.S. Company same store sales were down 3% due to transaction declines partially offset by an increase in average guest check.  In 2006, U.S. Company same store sales were flat as a decrease in transactions was offset by an increase in average guest check.

In 2007, the increase in U.S. franchise and license fees was driven by refranchising and new unit development, partially offset by store closures. In 2006, the increase in U.S. franchise and license fees was driven by new unit development, refranchising and same store sales growth, partially offset by store closures.

Excluding the favorable impact of the Pizza Hut U.K. acquisition, International Division Company sales decreased 1% in 2007.  The decrease was driven by refranchising and store closures, partially offset by same store sales growth and new unit development.  Excluding the favorable impact of the Pizza Hut U.K. acquisition, International Division Company sales were flat in 2006.  The impacts of refranchising and store closures were partially offset by new unit development and same store sales growth.

Excluding the unfavorable impact of the Pizza Hut U.K. acquisition, International Division franchise and license fees increased 14% and 13% in 2007 and 2006, respectively.  The increases were driven by new unit development and same store sales, partially offset by store closures.  2007 was also favorably impacted by refranchising.

In 2007 and 2006, the increases in China Division Company sales and franchise and license fees were driven by new unit development and same store sales growth.

Company Restaurant Margins

2007	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.2	29.9	36.4	31.0
Payroll and employee benefits	30.5	26.1	13.2	25.3
Occupancy and other operating expenses	27.0	31.7	30.3	29.1
Company restaurant margin	13.3%	12.3%	20.1%	14.6%

2006	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.2	32.2	35.4	30.5
Payroll and employee benefits	30.1	24.6	12.9	25.6
Occupancy and other operating expenses	27.1	31.0	31.3	28.7
Company restaurant margin	14.6%	12.2%	20.4%	15.2%

2005	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.8	33.1	36.2	31.4
Payroll and employee benefits	30.2	24.1	13.3	26.4
Occupancy and other operating expenses	26.2	30.7	33.1	28.2
Company restaurant margin	13.8%	12.1%	17.4%	14.0%

In 2007, the decrease in U.S. restaurant margin as a percentage of sales was driven by the impact of higher commodity costs (primarily cheese and meats) and higher wage rates, due primarily to state minimum wage rate increases.  The decrease was partially offset by the favorable impact of lower self-insured property and casualty insurance expense driven by improved loss trends, as well as the favorable impact on restaurant margin of refranchising and closing certain restaurants.

In 2006, the increase in U.S. restaurant margin as a percentage of sales was driven by the impact of lower commodity costs (primarily meats and cheese), the impact of same store sales on restaurant margin (due to higher average guest check) and the favorable impact of lower self-insured property and casualty insurance expense.  The increase was partially offset by higher occupancy and other costs, higher labor costs, primarily driven by wage rates and benefits, and the lapping of the favorable impact of the 53rd week in 2005.  The higher occupancy and other costs were driven by increased advertising and higher utility costs.

In 2007, the increase in International Division restaurant margin as a percentage of sales was driven by the impact of same store sales growth on restaurant margin as well as the favorable impact of refranchising certain restaurants.  The increase was almost fully offset by higher labor costs (primarily wage rates) and the impact of lower margins associated with Pizza Hut units in the U.K. which we now operate.  As a percentage of sales, Pizza Hut U.K. restaurants negatively impacted payroll and employee benefits and occupancy and other expenses and positively impacted food and paper.

In 2006, the increase in International Division restaurant margin as a percentage of sales was driven by the impact of same store sales growth on restaurant margin as well as the favorable impact of refranchising and closing certain restaurants.  These increases were offset by higher labor costs and higher food and paper costs.

In 2007, the decrease in China Division restaurant margin as a percentage of sales was driven by higher commodity costs (primarily chicken products), the impact of lower margins associated with new units during the initial periods of operation and higher labor costs.  The decrease was partially offset by the impact of same store sales growth on restaurant margin.

In 2006, the increase in China Division restaurant margin as a percentage of sales was driven by the impact of same store sales growth on restaurant margin.  The increase was partially offset by the impact of lower margins associated with new units during the initial periods of operations.

Worldwide General and Administrative Expenses

G&A expenses increased 9% in 2007, including a 2% unfavorable impact of foreign currency translation.  Excluding the additional G&A expenses associated with acquiring the Pizza Hut U.K. business (which were previously netted within equity income prior to our acquisition of the remaining fifty percent of the business) and the unfavorable impact of foreign currency translation, G&A expense increased 4%.  The increase was driven by higher annual incentive and other compensation costs, including amounts associated with strategic initiatives in China and other international growth markets.

G&A expenses increased 2% in 2006.  The increase was primarily driven by higher compensation related costs, including amounts associated with investments in strategic initiatives in China and other international growth markets, partially offset by lapping higher prior year litigation related costs.  The net impact of the additional G&A expenses associated with acquiring the Pizza Hut U.K. business, the favorable impact of lapping the 53rd week in 2005 and the unfavorable impact of foreign currency translation was not significant.

Worldwide Other (Income) Expense

	2007	2006	2005
Equity income from investments in unconsolidated affiliates	$(51)	$(51)	$(51)
Gain upon sale of investment in unconsolidated affiliate (a)	(6)	(2)	(11)
Recovery from supplier (b)	—	—	(20)
Contract termination charge (c)	—	8	—
Wrench litigation income(d)	(11)	—	(2)
Foreign exchange net (gain) loss and other	(3)	(7)	—
Other (income) expense	$(71)	$(52)	$(84)

(a)
Fiscal years 2007 and 2006 reflects recognition of income associated with receipt of payments for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.  Fiscal year 2005 reflects the gain recognized at the date of this sale.

(b)
Relates to a financial recovery from a supplier ingredient issue in mainland China totaling $24 million in 2005, $4 million of which was recognized through equity income from investments in unconsolidated affiliates.

(c)	Reflects an $8 million charge associated with the termination of a beverage agreement in the U.S. segment in 2006.

(d)	Fiscal years 2007 and 2005 reflect financial recoveries from settlements with insurance carriers related to a lawsuit settled by Taco Bell Corporation in 2004.

Worldwide Closure and Impairment Expenses and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising and closure activities and Note 5 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

			% Increase/(Decrease)
	2007	2006	2007		2006
United States	$739	$763	(3)		—
International Division	480	407	18		9
China Division	375	290	30		37
Unallocated and corporate expenses	(257)	(229)	12		(7)
Unallocated other income (expense)	9	7	NM		NM
Unallocated refranchising gain (loss)	11	24	NM		NM
Operating profit	$1,357	$1,262	8		9

United States operating margin	14.2%	13.6%	0.6	ppts.	0.8	ppts.
International Division operating margin	15.6%	17.6%	(2.0	) ppts.	0.1	ppts.

Neither unallocated and corporate expenses, which comprise G&A expenses, nor unallocated refranchising gain (loss) are allocated to the U.S., International Division or China Division segments for performance reporting purposes.  The increase in unallocated and corporate expenses in 2007 was driven by an increase in annual incentive compensation and project costs.  The decrease in 2006 unallocated and corporate expenses was driven by the lapping of the unfavorable impact of 2005 litigation related costs.

U.S. operating profit decreased 3% in 2007.  The decrease was driven by higher restaurant operating costs, principally commodities and labor, partially offset by lower G&A expenses, lower closure and impairment expenses and an increase in Other income.

Excluding the unfavorable impact of lapping the 53rd week in 2005, U.S. operating profit increased 3% in 2006.  The increase was driven by the impact of same store sales on restaurant profit (due to higher average guest check) and franchise and license fees, new unit development and lower closures and impairment expenses.  These increases were partially offset by the unfavorable impact of refranchising, higher G&A expenses and a charge associated with the termination of a beverage agreement in 2006.  The impact of lower commodity costs and lower property and casualty insurance expense on restaurant profit was largely offset by higher other restaurant costs, including labor, advertising and utilities.

International Division operating profit increased 18% in 2007 including a 6% favorable impact from foreign currency translation.  The increase was driven by the impact of same store sales growth and new unit development on restaurant profit and franchise and license fees.  The increase was partially offset by higher G&A expenses (including expenses which were previously netted within equity income prior to our acquisition of the remaining fifty percent of the Pizza Hut U.K. business) and higher restaurant operating costs.

Excluding the unfavorable impact of lapping the 53rd week in 2005, International Division operating profit increased 11% in 2006.  The increase was driven by the impact of same store sales growth and new unit development on franchise and license fees and restaurant profit.  These increases were partially offset by higher restaurant operating costs and lower equity income from unconsolidated affiliates.  Foreign currency translation did not have a significant impact.

China Division operating profit increased 30% in 2007 including a 7% favorable impact from foreign currency translation.  The increase was driven by the impact of same store sales growth and new unit development on restaurant profit.  The increase was partially offset by higher restaurant operating costs and G&A expenses.

China Division operating profit increased 37% in 2006 including a 4% favorable impact from foreign currency translation.  The increase was driven by the impact of same store sales growth and new unit development on restaurant profit as well as an increase in equity income from our unconsolidated affiliates.  These increases were partially offset by higher G&A expenses and the lapping of a prior year financial recovery from a supplier.

Interest Expense, Net

	2007	2006	2005
Interest expense	$199	$172	$147
Interest income	(33)	(18)	(20)
Interest expense, net	$166	$154	$127

Net interest expense increased $12 million or 8% in 2007.  The increase was driven by an increase in borrowings in 2007 compared to 2006, partially offset by an increase in interest bearing cash equivalents in 2007 compared to 2006.  Net interest expense increased $27 million or 21% in 2006.  The increase was driven by both an increase in interest rates on the variable rate portion of our debt and increased borrowings as compared to prior year.

Income Taxes

	2007	2006	2005
Reported
Income taxes	$282	$284	$264
Effective tax rate	23.7%	25.6%	25.8%

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2007	2006	2005
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.0	2.0	1.6
Foreign and U.S. tax effects attributable to foreign operations	(5.7)	(7.8)	(8.4)
Adjustments to reserves and prior years	2.6	(3.5)	(1.1)
Repatriation of foreign earnings	—	(0.4)	2.0
Non-recurring foreign tax credit adjustments	—	(6.2)	(1.7)
Valuation allowance additions (reversals)	(9.0)	6.8	(1.1)
Other, net	(0.2)	(0.3)	(0.5)
Effective income tax rate	23.7%	25.6%	25.8%

Our 2007 effective income tax rate was positively impacted by valuation allowance reversals.  In December 2007, the Company finalized various tax planning strategies based on completing a review of our international operations, distributed a $275 million intercompany dividend and sold our interest in our Japan unconsolidated affiliate.  As a result, in the fourth quarter of 2007, we reversed approximately $82 million of valuation allowances associated with foreign tax credit carryovers that we now believe are more likely than not to be claimed on future tax returns.  In 2007, benefits associated with our foreign and U.S. tax effects attributable to foreign operations were negatively impacted by $36 million of expense associated with the $275 million intercompany dividend and approximately $20 million of expense for adjustments to our deferred tax balances as a result of the Mexico tax law change enacted during the fourth quarter of 2007.  These negative impacts were partially offset by a higher percentage of our income being earned outside the U.S.  Additionally, the effective tax rate was negatively impacted by the year-over-year change in adjustments to reserves and prior years.

Our 2006 effective income tax rate was positively impacted by the reversal of tax reserves in connection with our regular U.S. audit cycle as well as certain out-of-year adjustments to reserves and accruals that lowered our effective income tax rate by 2.2 percentage points.  The reversal of tax reserves was partially offset by valuation allowance additions on foreign tax credits for which, as a result of the tax reserve reversals, we believed were not likely to be utilized before they expired.  We also recognized deferred tax assets for the foreign tax credit impact of non-recurring decisions to repatriate certain foreign earnings in 2007.  However, we provided full valuation allowances on such assets as we did not believe it was more likely than not that they would be realized at that time.

Our 2005 effective income tax rate was positively impacted by valuation allowance reversals for certain deferred tax assets whose realization became more likely than not as well as the recognition of certain non-recurring foreign tax credits we were able to substantiate in 2005.  The impact of these items was partially offset by tax expense associated with our 2005 decision to repatriate approximately $390 million in qualified foreign earnings.  These earnings were eligible for a dividends received deduction in accordance with the American Jobs Creation Act of 2004.

Adjustments to reserves and prior years include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets.  Adjustments to reserves and prior years also includes changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position.  We evaluate these reserves on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements that we believe may impact our exposure.

Consolidated Cash Flows

Net cash provided by operating activities was $1,567 million compared to $1,299 million in 2006.  The increase was primarily driven by higher net income, lower pension contributions and lower income tax payments in 2007.

In 2006, net cash provided by operating activities was $1,299 million compared to $1,233 million in 2005.  The increase was driven by a higher net income, lower pension contributions and a 2006 partial receipt of the settlement related to the 2005 mainland China supplier ingredient issue.  These factors were offset by higher income tax and interest payments in 2006.

Net cash used in investing activities was $432 million versus $476 million in 2006.  The decrease was driven by the lapping of the acquisition of the remaining interest in our Pizza Hut U.K. unconsolidated affiliate in 2006 and proceeds from the sale of our interest in the Japan unconsolidated affiliate in December 2007, partially offset by the year over year change in proceeds from refranchising of restaurants and a 2007 increase in capital spending.

In December 2007, we sold our interest in our unconsolidated affiliate in Japan for $128 million (includes the impact of related foreign currency contracts that were settled in December 2007).  The international subsidiary that owned this interest operates on a fiscal calendar with a period end that is approximately one month earlier than our consolidated period close.  Thus, consistent with our historical treatment of events occurring during the lag period, the pre-tax gain on the sale of this investment of approximately $87 million will be recorded in the first quarter of 2008.  However, the cash proceeds from this transaction were transferred from our international subsidiary to the U.S. in December 2007 and are thus reported on our Consolidated Statement of Cash Flows for the year ended December 29, 2007.  The offset to this cash on our Consolidated Balance Sheet at December 29, 2007 is in accounts payable and other current liabilities.

In 2006, net cash used in investing activities was $476 million versus $345 million in 2005.  The increase was driven by the 2006 acquisitions of the remaining interest in our Pizza Hut U.K. unconsolidated affiliate and the Rostik’s brand and associated intellectual properties in Russia.  The lapping of proceeds related to the 2005 sale of our fifty percent interest in our former Poland/Czech Republic unconsolidated affiliate also contributed to the increase.  These factors were partially offset by an increase in proceeds from refranchising in 2006.

Net cash used in financing activities was $678 million versus $670 million in 2006.  The increase was driven by higher share repurchases and higher dividend payments, partially offset by an increase in net borrowings.

In 2006, net cash used in financing activities was $670 million versus $827 million in 2005.  The decrease was driven by an increase in net borrowings and lower share repurchases, partially offset by a reduction in the excess tax benefits from share-based compensation and higher dividend payments.

Consolidated Financial Condition

The increase in short-term borrowings at December 29, 2007 was primarily due to the classification of $250 million in Senior Unsecured Notes as short-term borrowings due to their May 2008 maturity date, partially offset by the repayment of two term-loans in the International Division during the year ended December 29, 2007.  The increase in long-term debt was primarily due to the 2007 issuance of $600 million aggregate principal amount of 6.25% Senior Unsecured Notes that are due March 15, 2018 and $600 million aggregate principal amount of 6.875% Senior Unsecured Notes that are due November 15, 2037.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our franchise operations, which require a limited YUM investment.  In each of the last six fiscal years, net cash provided by operating activities has exceeded $1 billion.  We expect these levels of net cash provided by operating activities to continue in the foreseeable future.  Additionally, we estimate that refranchising proceeds, prior to income taxes, will total at least $400 million in 2008.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  Unforeseen downturns in our business could adversely impact our cash flows from operations from the levels historically realized.  However, we believe our ability to reduce discretionary spending and our borrowing capacity would allow us to meet our cash requirements in 2008 and beyond.

Discretionary Spending

During 2007, we invested $742 million in our businesses, including approximately $307 million in the U.S., $189 million for the International Division and $246 million for the China Division.  For 2008, we estimate capital spending will be between $700 and $750 million.

We returned approximately $1.7 billion to our shareholders through share repurchases and quarterly dividends in 2007.  This is the third straight year that we returned over $1.1 billion to our shareholders.  Under the authority of our Board of Directors, we repurchased 41.8 million shares of our Common Shares for $1.4 billion during 2007.  At December 29, 2007, we had remaining capacity to repurchase up to $813 million of our outstanding Common Stock (excluding applicable transaction fees) under an October 2007 authorization by our Board of Directors that allowed us to repurchase $1.25 billion of the Company’s outstanding Common Stock (excluding applicable transaction fees) to be purchased through October 2008.  Subsequent to the Company’s year end, our Board of Directors authorized additional share repurchases of up to an additional $1.25 billion of the Company’s outstanding Common Stock (excluding applicable transaction fees) to be purchased through January 2009.

In October 2007, the Company announced that we plan to substantially increase the amount of share buybacks over the next two years; buying back a total of up to $4 billion of the Company’s outstanding Common Stock, helping to reduce our diluted share count by as much as 20%.  Since the announcement of this plan, the Company has repurchased $437 million of our outstanding Common Stock through December 29, 2007.  We expect this two-year share repurchase program will be funded by a combination of the Company’s ongoing free cash flow, additional debt and refranchising proceeds.  The completion of this plan will depend on the Company’s cash flows, credit rating, proceeds from our refranchising efforts and availability of other investment opportunities, among other factors.

During the year ended December 29, 2007, we paid cash dividends of $273 million.  Additionally, on November 16, 2007 our Board of Directors approved cash dividends of $0.15 per share of Common Stock to be distributed on February 1, 2008 to shareholders of record at the close of business on January 11, 2008.

For 2008, we expect to return over $2 billion to shareholders through both cash dividends and significant share repurchases.  We are now expecting a reduction in average diluted shares outstanding of approximately 8% for 2008 and an ongoing annual dividend payout ratio of 35% - 40% of net income.

Borrowing Capacity

On November 29, 2007, the Company executed an amended and restated five-year senior unsecured Revolving Credit Facility (the “Credit Facility”) totaling $1.15 billion which replaced a five-year facility in the amount of $1.0 billion that was set to expire on September 7, 2009.  The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios.  The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  We were in compliance with all debt covenants at December 29, 2007.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At December 29, 2007, our unused Credit Facility totaled $971 million net of outstanding letters of credit of $179 million.  There were no borrowings outstanding under the Credit Facility at December 29, 2007.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

On November 29, 2007, the Company executed an amended and restated five-year revolving credit facility (the “International Credit Facility” or “ICF”) totaling $350 million, which replaced a five-year facility also in the amount of $350 million that was set to expire on November 8, 2010.  The ICF is unconditionally guaranteed by YUM and by YUM’s principal domestic subsidiaries and contains covenants substantially identical to those of the Credit Facility.  We were in compliance with all debt covenants at the end of 2007.

There were borrowings of $28 million and available credit of $322 million outstanding under the ICF at the end of 2007. The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

In 2006, we executed two short-term borrowing arrangements (the “Term Loans”) on behalf of the International Division.  There were borrowings of $183 million outstanding at the end of 2006 under the Term Loans, both of which expired and were repaid in the first quarter of 2007.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2008 through 2037 and interest rates ranging from 6.25% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.8 billion at December 29, 2007.  This amount includes $600 million aggregate principal amount of 6.25% Senior Unsecured Notes due March 15, 2018 and $600 million aggregate principal amount of 6.875% Senior Unsecured Notes due November 15, 2037, both of which were issued in October 2007.  We are using the proceeds from these notes to repay outstanding borrowings on our Credit Facility, for additional share repurchases and for general corporate purposes.

Contractual Obligations

In addition to any discretionary spending we may choose to make, our significant contractual obligations and payments as of December 29, 2007 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$5,034	$470	$375	$1,355	$2,834
Capital leases(b)	390	24	86	40	240
Operating leases(b)	3,886	462	798	640	1,986
Purchase obligations(c)	414	356	50	5	3
Other long-term liabilities reflected on our Consolidated Balance Sheet under GAAP	44	15	10	6	13
Total contractual obligations	$9,768	$1,327	$1,319	$2,046	$5,076

(a)
Debt amounts include principal maturities and expected interest payments.  Rates utilized to determine interest payments for variable rate debt are based on an estimate of future interest rates.  Excludes a fair value adjustment of $17 million included in debt related to interest rate swaps that hedge the fair value of a portion of our debt. See Note 13.

(b)	These obligations, which are shown on a nominal basis, relate to 6,000 restaurants. See Note 14.

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

We have not included in the contractual obligations table approximately $319 million for long-term liabilities for unrecognized tax benefits for various tax positions we have taken.  These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.  These liabilities also include amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.  We have included in the contractual obligations table $9 million in liabilities for unrecognized tax benefits that we expect to settle in cash in the next year.

We have not included obligations under our pension and postretirement medical benefit plans in the contractual obligations table.  Our most significant plan, the YUM Retirement Plan (the “U.S. Plan”), is a noncontributory defined benefit pension plan covering certain full-time U.S. salaried employees.  Our funding policy with respect to the U.S. Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional amounts from time to time as are determined to be appropriate to improve the U.S. Plan’s funded status.  The U.S. Plan’s funded status is affected by many factors including discount rates and the performance of U.S. Plan assets.  Based on current funding rules, we do not anticipate being required to make minimum pension funding payments in 2008, but we may make discretionary contributions during the year based on our estimate of the U.S. Plan’s expected December 27, 2008 funded status.  During 2007, we did not make a discretionary contribution to the U.S. Plan.  At our September 30, 2007 measurement date, our pension plans in the U.S., which include the U.S. Plan and an unfunded supplemental executive plan, had a projected benefit obligation of $842 million and plan assets of $732 million.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and tax regulations.  Our most significant plans are in the U.K., including a plan for which we assumed full liability upon our purchase of the remaining fifty percent interest in our former Pizza Hut U.K. unconsolidated affiliate.  Since our plan assets approximate our projected benefit obligation for our KFC U.K. pension plan, we did not make a significant contribution in 2007 and we do not anticipate any significant further, near term funding.  The projected benefit obligation of our Pizza Hut U.K. pension plan exceeds plan assets by approximately $27 million at our November 30, 2007 measurement date.  We anticipate taking steps to reduce this deficit in the near term, which could include a decision to partially or completely fund the deficit in 2008.  However, given the level of cash flows from operations the Company anticipates generating in 2008, any funding decision would not materially impact our ability to maintain our planned levels of discretionary spending.

Our postretirement plan in the U.S. is not required to be funded in advance, but is pay as you go.  We made postretirement benefit payments of $4 million in 2007.  See Note 16 for further details about our pension and postretirement plans.

We have excluded from the contractual obligations table payments we may make for exposures for which we are self-insured, including workers’ compensation, employment practices liability, general liability, automobile liability and property losses (collectively “property and casualty losses”) and employee healthcare and long-term disability claims.

The majority of our recorded liability for self-insured employee healthcare, long-term disability and property and casualty losses represents estimated reserves for incurred claims that have yet to be filed or settled.

Off-Balance Sheet Arrangements

We had provided a partial guarantee of approximately $12 million of a franchisee loan pool related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants at December 29, 2007.  In support of this guarantee, we have provided a standby letter of credit of $18 million, under which we could potentially be required to fund a portion of the franchisee loan pool.  The total loans outstanding under the loan pool were approximately $62 million at December 29, 2007.

The loan pool is funded by the issuance of commercial paper by a conduit established for that purpose.  A disruption in the commercial paper markets may result in the Company and the participating financial institutions having to fund commercial paper issuances that have matured.  Any Company funding under its guarantee or letter of credit would be secured by the franchisee loans and any related collateral.  We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to net refranchising (gain) loss.  New loans added to the loan pool in 2007 were not significant.

Our unconsolidated affiliates do not have significant amounts of debt outstanding as of December 29, 2007.

New Accounting Pronouncements Not Yet Adopted

See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this report for further details of new accounting pronouncements not yet adopted.

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

Impairment or Disposal of Long-Lived Assets

We evaluate our long-lived assets for impairment at the individual restaurant level except when there is an expectation that we will refranchise restaurants as a group.  Impairment evaluations for individual restaurants that we are currently operating and have not offered for sale are performed on a semi-annual basis or whenever events or circumstances indicate that the carrying amount of a restaurant may not be recoverable (including a decision to close a restaurant).  Our semi-annual impairment test includes those restaurants that have experienced two consecutive years of operating losses. Our semi-annual impairment evaluations require an estimation of cash flows over the remaining useful life of the primary asset of the restaurant, which can be for a period of over 20 years, and any terminal value.  We limit assumptions about important factors such as sales growth and margin improvement to those that are supportable based upon our plans for the unit and actual results at comparable restaurants.

If the long-lived assets of a restaurant subject to our semi-annual test are not recoverable based upon forecasted, undiscounted cash flows, we write the assets down to their fair value.  This fair value is determined by discounting the forecasted after tax cash flows, including terminal value, of the restaurant at an appropriate rate.  The discount rate used is our weighted average cost of capital plus a risk premium where deemed appropriate.

We often refranchise restaurants in groups and, therefore, perform such impairment evaluations at the group level.  These impairment evaluations are generally performed at the date such restaurants are offered for sale.  Forecasted cash flows in such instances consist of estimated holding period cash flows and the expected sales proceeds.  Expected sales proceeds are based on the most relevant of historical sales multiples or bids from buyers, and have historically been reasonably accurate estimations of the proceeds ultimately received.

See Note 2 for a further discussion of our policy regarding the impairment or disposal of long-lived assets.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist.  Goodwill is evaluated for impairment through the comparison of fair value of our reporting units to their carrying values.  Our reporting units are our operating segments in the U.S. and our business management units internationally (typically individual countries).  Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using either discounted expected future cash flows from operations or the present value of the estimated future franchise royalty stream plus any estimated sales proceeds from refranchising.  Any estimated sales proceeds are based on relevant historical sales multiples.  The discount rate used in determining fair value is our weighted average cost of capital plus a risk premium where deemed appropriate.

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

In determining the fair value of our reporting units and the KFC trademark/brand, we limit assumptions about important factors such as sales growth, margin improvement and other factors impacting the fair value calculation to those that are supportable based upon our plans.  For 2007, there was no impairment of goodwill or the KFC trademark/brand.

We have certain intangible assets, such as the LJS and A&W trademark/brand intangible assets, franchise contract rights, reacquired franchise rights and favorable/unfavorable operating leases, which are amortized over their expected useful lives.  We base the expected useful lives of our trademark/brand intangible assets on a number of factors including the competitive environment, our future development plans for the applicable Concept and the level of franchisee commitment to the Concept.  We generally base the expected useful lives of our franchise contract rights on their respective contractual terms including renewals when appropriate.  We base the expected useful lives of reacquired franchise rights over a period for which we believe it is reasonable that we will operate a Company restaurant in the trade area.  We base the expected useful lives of our favorable/unfavorable operating leases on the remaining lease term.

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

Allowances for Franchise and License Receivables/Lease Guarantees

We reserve a franchisee’s or licensee’s entire receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that we may not collect the balance due.  As a result of reserving using this methodology, we have an immaterial amount of receivables that are past due that have not been reserved for at December 29, 2007.

We have also issued certain guarantees as a result of assigning our interest in obligations under operating leases, primarily as a condition to the refranchising of certain Company restaurants.  Such guarantees are subject to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  We recognize a liability for the fair value of such lease guarantees under SFAS 145 upon refranchising and upon any subsequent renewals of such leases when we remain contingently liable.  The fair value of a guarantee is the estimated amount at which the liability could be settled in a current transaction between willing parties.

If payment on the guarantee becomes probable and estimable, we record a liability for our exposure under these lease assignments and guarantees.  At December 29, 2007, we have recorded an immaterial liability for our exposure which we consider to be probable and estimable.  The potential total exposure under such leases is significant, with approximately $325 million representing the present value, discounted at our pre-tax cost of debt, of the minimum payments of the assigned leases at December 29, 2007.  Current franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases and, historically, we have not been required to make such payments in significant amounts.

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

Pension Plans

Certain of our employees are covered under defined benefit pension plans.  The most significant of these plans are in the U.S.  In accordance with SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), we have recorded the under-funded status of $110 million for these U.S. plans as a pension liability in our Consolidated Balance Sheet as of December 29, 2007.  These U.S. plans had projected benefit obligations (“PBO”) of $842 million and fair values of plan assets of $732 million in December 29, 2007.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBO’s are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBO using a discount rate of 6.50% at September 30, 2007.  This discount rate was determined with the assistance of our independent actuary.  The primary basis for our discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s with cash flows that mirror our expected benefit payment cash flows under the plans.  In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit cash flows for that year.  Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit cash flows in a future year.  The weighted average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate.  We also insure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis point increase in this discount rate would have decreased our U.S. plans’ PBO by approximately $65 million at our measurement date.  Conversely, a 50 basis point decrease in this discount rate would have increased our U.S. plans’ PBO by approximately $71 million at our measurement dates.

The pension expense we will record in 2008 is also impacted by the discount rate we selected at our measurement date.  We expect pension expense for our U.S. plans to decrease approximately $19 million to $37 million in 2008.  The decrease is primarily driven by a decrease in amortization of net loss of $17 million in 2008.  A 50 basis point change in our weighted average discount rate assumption at our measurement date would impact our 2008 U.S. pension expense by approximately $10 million.

The assumption we make regarding our expected long-term rates of return on plan assets also impacts our pension expense.  Our estimated long-term rate of return on U.S. plan assets represents the weighted-average of historical returns for each asset category, adjusted for an assessment of current market conditions.  Our expected long-term rate of return on U.S. plan assets at September 30, 2007 was 8.0%.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon.  A one percentage point increase or decrease in our expected long-term rate of return on plan assets assumption would decrease or increase, respectively, our 2008 U.S. pension plan expense by approximately $7 million.

The losses our U.S. plan assets have experienced, along with a decrease in discount rates over time, have largely contributed to an unrecognized net loss of $80 million included in Accumulated other comprehensive income (loss) for the U.S. plans at December 29, 2007.  For purposes of determining 2007 expense, our funded status was such that we recognized $23 million of this loss in net periodic benefit cost.  We will recognize approximately $6 million of such loss in 2008.

See Note 16 for further discussion of our pension and post-retirement plans.

Stock Options and Stock Appreciation Rights Expense

Compensation expense for stock options and stock appreciation rights (“SARs”) is estimated on the grant date using a Black-Scholes option pricing model.  Our specific weighted-average assumptions for the risk-free interest rate, expected term, expected volatility and expected dividend yield are documented in Note 17.  Additionally, under SFAS No. 123 (revised 2004), “Share-Based Compensation” (“SFAS 123R”) we are required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized.  Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

We have determined that it is appropriate to group our awards into two homogeneous groups when estimating expected term and pre-vesting forfeitures.  These groups consist of grants made primarily to restaurant-level employees under our Restaurant General Manager Stock Option Plan (the “RGM Plan”) and grants made to executives under our other stock award plans.  Historically, approximately 15% - 20% of total options and SARs granted have been made under the RGM Plan.

Grants under the RGM Plan typically cliff vest after four years and grants made to executives under our other stock award plans typically have a graded vesting schedule and vest 25% per year over four years.  We use a single weighted-average expected term for our awards that have a graded vesting schedule as permitted by SFAS 123R.  We revaluate our expected term assumptions using historical exercise and post-vesting employment termination behavior on a regular basis.  Based on the results of this analysis, we have determined that six years is an appropriate expected term for awards to both restaurant level employees and to executives.

Upon each stock award grant we revaluate the expected volatility, including consideration of both historical volatility of our stock as well as implied volatility associated with our traded options.  We have estimated forfeitures based on historical data.  Based on such data, we believe that approximately 45% of all awards granted under the RGM Plan will be forfeited and approximately 20% of all awards granted to above-store executives will be forfeited.

Income Tax Valuation Allowances and Unrecognized Tax Benefits

At December 29, 2007, we had a valuation allowance of $308 million primarily to reduce our net operating loss and tax credit carryforward benefits of $363 million, as well as our other deferred tax assets, to amounts that will more likely than not be realized.  The net operating loss and tax credit carryforwards exist in federal, state and foreign jurisdictions and have varying carryforward periods and restrictions on usage.  The estimation of future taxable income in these jurisdictions and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies.  Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities.  Effective December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  At December 29, 2007, we had $376 million of unrecognized tax benefits, $194 million of which, if recognized, would affect the effective tax rate.  We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

See Note 20 for a further discussion of our income taxes.

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

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the U.S.  We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps.  These swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt.  Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the related debt.

At December 29, 2007 and December 30, 2006, a hypothetical 100 basis point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of approximately $3 million and $9 million, respectively, in income before income taxes.  The estimated reductions are based upon the level of variable rate debt and assume no changes in the volume or composition of that debt and include no impact from interest income related to cash and cash equivalents. In addition, the fair value of our derivative financial instruments at December 29, 2007 and December 30, 2006 would decrease approximately $31 million and $32 million, respectively.  The fair value of our Senior Unsecured Notes at December 29, 2007 and December 30, 2006 would decrease approximately $173 million and $69 million, respectively. Fair value was determined by discounting the projected cash flows.

Foreign Currency Exchange Rate Risk

The combined International Division and China Division operating profits constitute approximately 54% of our operating profit in 2007, excluding unallocated income (expenses).  In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.5 billion as of December 29, 2007. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, the Americas and Europe.  Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows.  For the fiscal year ended December 29, 2007, operating profit would have decreased $89 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

We attempt to minimize the exposure related to our investments in foreign operations by financing those investments with local currency debt when practical.  In addition, we attempt to minimize the exposure related to foreign currency denominated financial instruments by purchasing goods and services from third parties in local currencies when practical. Consequently, foreign currency denominated financial instruments consist primarily of intercompany short-term receivables and payables.  At times, we utilize forward contracts to reduce our exposure related to these intercompany short-term receivables and payables.  The notional amount and maturity dates of these contracts match those of the underlying receivables or payables such that our foreign currency exchange risk related to these instruments is minimized.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices.  Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate.  We manage our exposure to this risk primarily through pricing agreements with our vendors.

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

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL INFORMATION

Page Reference
Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	50

Consolidated Statements of Income for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	52

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	53

Consolidated Balance Sheets at December 29, 2007 and December 30, 2006	54

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	55

Notes to Consolidated Financial Statements	56

Management’s Responsibility for Financial Statements	101

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

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 29, 2007. These consolidated financial statements are the responsibility of YUM’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the consolidated financial statements, YUM adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007, Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year, in 2006, and SFAS No. 123R, Share-based Payment, in 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), YUM’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP
Louisville, Kentucky
February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have audited the internal control over financial reporting of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. YUM’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express an opinion on YUM’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, YUM maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of YUM as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 29, 2007, and our report dated February 25, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Louisville, Kentucky
February 25, 2008

Consolidated Statements of Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005
(in millions, except per share data)
	2007	2006	2005
Revenues
Company sales	$9,100	$8,365	$8,225
Franchise and license fees	1,316	1,196	1,124
Total revenues	10,416	9,561	9,349
Costs and Expenses, Net
Company restaurants
Food and paper	2,824	2,549	2,584
Payroll and employee benefits	2,305	2,142	2,171
Occupancy and other operating expenses	2,644	2,403	2,315
	7,773	7,094	7,070

General and administrative expenses	1,293	1,187	1,158
Franchise and license expenses	40	35	33
Closures and impairment expenses	35	59	62
Refranchising (gain) loss	(11)	(24)	(43)
Other (income) expense	(71)	(52)	(84)
Total costs and expenses, net	9,059	8,299	8,196

Operating Profit	1,357	1,262	1,153

Interest expense, net	166	154	127

Income before Income Taxes	1,191	1,108	1,026

Income tax provision	282	284	264

Net Income	$909	$824	$762

Basic Earnings Per Common Share	$1.74	$1.51	$1.33

Diluted Earnings Per Common Share	$1.68	$1.46	$1.28

Dividends Declared Per Common Share	$0.45	$0.4325	$0.2225

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005
(in millions)
	2007	2006	2005
Cash Flows – Operating Activities
Net income	$909	$824	$762
Depreciation and amortization	542	479	469
Closures and impairment expenses	35	59	62
Refranchising (gain) loss	(11)	(24)	(43)
Contributions to defined benefit pension plans	(1)	(43)	(74)
Deferred income taxes	(95)	(30)	(101)
Equity income from investments in unconsolidated affiliates	(51)	(51)	(51)
Distributions of income received from unconsolidated affiliates	40	32	44
Excess tax benefits from share-based compensation	(74)	(65)	(92)
Share-based compensation expense	61	65	62
Changes in accounts and notes receivable	(4)	24	(1)
Changes in inventories	(31)	(3)	(4)
Changes in prepaid expenses and other current assets	(6)	(33)	78
Changes in accounts payable and other current liabilities	118	(30)	(10)
Changes in income taxes payable	70	10	54
Other non-cash charges and credits, net	65	85	78
Net Cash Provided by Operating Activities	1,567	1,299	1,233

Cash Flows – Investing Activities
Capital spending	(742)	(614)	(609)
Proceeds from refranchising of restaurants	117	257	145
Acquisition of remaining interest in unconsolidated affiliate, net of cash assumed	—	(178)	—
Proceeds from the sale of interest in Japan unconsolidated affiliate	128	—	—
Acquisition of restaurants from franchisees	(4)	(7)	(2)
Short-term investments	6	39	12
Sales of property, plant and equipment	56	57	81
Other, net	7	(30)	28
Net Cash Used in Investing Activities	(432)	(476)	(345)

Cash Flows – Financing Activities
Proceeds from issuance of long-term debt	1,195	300	—
Repayments of long-term debt	(24)	(211)	(14)
Revolving credit facilities, three months or less, net	(149)	(23)	160
Short-term borrowings by original maturity
More than three months – proceeds	1	236	—
More than three months – payments	(184)	(54)	—
Three months or less, net	(8)	4	(34)
Repurchase shares of Common Stock	(1,410)	(983)	(1,056)
Excess tax benefit from share-based compensation	74	65	92
Employee stock option proceeds	112	142	148
Dividends paid on Common Stock	(273)	(144)	(123)
Other, net	(12)	(2)	—
Net Cash Used in Financing Activities	(678)	(670)	(827)
Effect of Exchange Rate on Cash and Cash Equivalents	13	8	1
Net Increase in Cash and Cash Equivalents	470	161	62
Net Increase in Cash and Cash Equivalents of Mainland China for December 2004	—	—	34
Cash and Cash Equivalents – Beginning of Year	319	158	62
Cash and Cash Equivalents – End of Year	$789	$319	$158

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
YUM! Brands, Inc. and Subsidiaries
December 29, 2007 and December 30, 2006
(in millions)
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$789	$319
Accounts and notes receivable, less allowance: $21 in 2007 and $18 in 2006	225	220
Inventories	128	93
Prepaid expenses and other current assets	142	138
Deferred income taxes	125	57
Advertising cooperative assets, restricted	72	74
Total Current Assets	1,481	901

Property, plant and equipment, net	3,849	3,631
Goodwill	672	662
Intangible assets, net	333	347
Investments in unconsolidated affiliates	153	138
Other assets	464	369
Deferred income taxes	290	320
Total Assets	$7,242	$6,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,650	$1,386
Income taxes payable	52	37
Short-term borrowings	288	227
Advertising cooperative liabilities	72	74
Total Current Liabilities	2,062	1,724

Long-term debt	2,924	2,045
Other liabilities and deferred credits	1,117	1,147
Total Liabilities	6,103	4,916

Shareholders’ Equity
Preferred stock, no par value, zero shares and 250 shares authorized in 2007 and 2006, respectively; no shares issued	—	—
Common Stock, no par value, 750 shares authorized; 499 shares and 530 shares issued in 2007 and 2006, respectively	—	—
Retained earnings	1,119	1,608
Accumulated other comprehensive income (loss)	20	(156)
Total Shareholders’ Equity	1,139	1,452
Total Liabilities and Shareholders’ Equity	$7,242	$6,368

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005
(in millions, except per share data)
	Issued Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance at December 25, 2004	581	$659	$1,074	$(131)	$1,602

Net income			762		762
Foreign currency translation adjustment arising during the period				(31)	(31)
Foreign currency translation adjustment included in net income				6	6
Minimum pension liability adjustment (net of tax impact of $8 million)				(15)	(15)
Net unrealized gain on derivative instruments (net of tax impact of $1 million)				1	1
Comprehensive Income					723
Dividends declared on Common Stock ($0.2225 per common share)			(129)		(129)
China December 2004 net income			6		6
Repurchase of shares of Common Stock	(43)	(974)	(82)		(1,056)
Employee stock option exercises (includes tax impact of $94 million)	17	242			242
Compensation-related events (includes tax impact of $5 million)	1	73			73
Balance at December 31, 2005	556	$—	$1,631	$(170)	$1,461

Adjustment to initially apply SAB No. 108			100		100

Net income			824		824
Foreign currency translation adjustment arising during the period (includes tax impact of $13 million)				59	59
Minimum pension liability adjustment (net of tax impact of $11 million)				17	17
Net unrealized gain on derivative instruments (net of tax impact of $3 million)				5	5
Comprehensive Income					905
Adjustment to initially apply SFAS No. 158 (net of tax impact of $37 million)				(67)	(67)
Dividends declared on Common Stock ($0.4325 per common share)			(234)		(234)
Repurchase of shares of Common Stock	(40)	(287)	(713)		(1,000)
Employee stock option and SARs exercises (includes tax impact of $68 million)	13	210			210
Compensation-related events (includes tax impact of $3 million)	1	77			77
Balance at December 30, 2006	530	$—	$1,608	$(156)	$1,452

Net income			909		909
Foreign currency translation adjustment arising during the period				93	93
Foreign currency translation adjustment included in net income				1	1
Pension and post-retirement benefit plans (net of tax impact of $55 million)				96	96
Net unrealized loss on derivative instruments (net of tax impact of $8 million)				(14)	(14)
Comprehensive Income					1,085
Adjustment to initially apply FIN 48			(13)		(13)
Dividends declared on Common Stock ($0.45 per common share)			(231)		(231)
Repurchase of shares of Common Stock	(42)	(252)	(1,154)		(1,406)
Employee stock option and SARs exercises (includes tax impact of $69 million)	10	181			181
Compensation-related events (includes tax impact of $5 million)	1	71			71
Balance at December 29, 2007	499	$—	$1,119	$20	$1,139

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”).  YUM is the world’s largest quick service restaurant company based on the number of system units, with more than 35,000 units of which approximately 44% are located outside the U.S. in more than 100 countries and territories.  YUM was created as an independent, publicly-owned company on October 6, 1997 (the “Spin-off Date”) via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock (the “Spin-off”) to its shareholders. References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us” or “our.”

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

Beginning in 2005, we changed the China Division, which includes mainland China (“China”), Thailand and KFC Taiwan, reporting calendar to more closely align the timing of the reporting of its results of operations with our U.S. business.  Previously our China business, like the rest of our international businesses, closed one month (or one period for certain of our international businesses) earlier than YUM’s period end date to facilitate consolidated reporting.  To maintain comparability of our consolidated results of operations, amounts related to our China business for December 2004 were not reflected in our Consolidated Statements of Income and net income for the China business for the one month period ended December 31, 2004 was recognized as an adjustment directly to consolidated retained earnings in the year ended December 31, 2005.

For the month of December 2004 the China business had revenues of $79 million and net income of $6 million.  As mentioned previously, neither of these amounts is included in our Consolidated Statement of Income for the year ended December 31, 2005 and the net income figure was credited directly to retained earnings in the first quarter of 2005.  Net income for the month of December 2004 was negatively impacted by costs incurred in preparation of opening a significant number of new stores in early 2005 as well as increased advertising expense, all of which was recorded in December’s results of operations.  Additionally, the net increase in cash for the China business in December 2004 has been presented as a single line item on our Consolidated Statement of Cash Flows for the year ended December 31, 2005.  The $34 million net increase in cash was primarily attributable to short-term borrowings for working capital purposes, a majority of which were repaid prior to the end of the China business’ first quarter of 2005.

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

We participate in various advertising cooperatives with our franchisees and licensees established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising cooperatives are required for both company operated and franchise restaurants and are generally based on a percent of restaurant sales.  In certain of these cooperatives we possess majority voting rights, and thus control and consolidate the cooperatives. We report all assets and liabilities of these advertising cooperatives that we consolidate as advertising cooperative assets, restricted and advertising cooperative liabilities in the Consolidated Balance Sheet.  The advertising cooperatives assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used for selected purposes and are considered restricted.  The advertising cooperative liabilities represent the corresponding obligation arising from the receipt of the contributions to purchase advertising and promotional programs.  As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions.  Thus, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue,” we do not reflect franchisee and licensee contributions to these cooperatives in our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

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

Reclassifications.  We have reclassified certain items in the accompanying Consolidated Financial Statements and Notes thereto for prior periods to be comparable with the classification for the fiscal year ended December 29, 2007.  These reclassifications had no effect on previously reported net income.

Specifically, we reclassified $15 million for the cumulative impact of excess tax benefits from prior year exercises of share-based compensation that were inappropriately recognized as Deferred income taxes in 2006 to Common Stock.  This correction also resulted in Net Cash Provided by Operating Activities decreasing by $3 million and $5 million versus previously reported amounts for the years ended 2006 and 2005, respectively, with an offsetting impact to Net Cash Used in Financing Activities.

Additionally, we have netted amounts previously presented as Wrench litigation (income) expense and AmeriServe and other charges (credits) in our Consolidated Statements of Income for 2006 and 2005 and included those amounts in Other (income) expense in the current year presentation.  These two items resulted in a $1 million and $4 million increase in Other (income) expense in 2006 and 2005, respectively.

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

We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe that our franchisees or licensees are unable to make their required payments.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.  Net provisions for uncollectible franchise and license receivables of $2 million, $2 million and $3 million were included in Franchise and license expenses in 2007, 2006 and 2005, respectively.

Revenue Recognition.  Our revenues consist of sales by Company operated restaurants and fees from our franchisees and licensees. Revenues from Company operated restaurants are recognized when payment is tendered at the time of sale. The Company presents sales net of sales tax and other sales related taxes.  We recognize initial fees received from a franchisee or licensee as revenue when we have performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store.  We recognize continuing fees based upon a percentage of franchisee and licensee sales as earned.  We recognize renewal fees when a renewal agreement with a franchisee or licensee becomes effective.  We include initial fees collected upon the sale of a restaurant to a franchisee in refranchising (gain) loss.

Direct Marketing Costs.  We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown.  Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant.  To the extent we participate in advertising cooperatives, we expense our contributions as incurred.  Our advertising expenses were $556 million, $521 million and $519 million in 2007, 2006 and 2005, respectively.  We report substantially all of our direct marketing costs in occupancy and other operating expenses.

Research and Development Expenses.  Research and development expenses, which we expense as incurred, are reported in G&A expenses. Research and development expenses were $39 million, $33 million and $33 million in 2007, 2006 and 2005, respectively.

Share-Based Employee Compensation.  We account for share-based employee compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights (“SARs”), to be recognized in the financial statements as compensation cost over the service period based on their fair value on the date of grant.  Compensation cost is recognized over the service period on a straight-line basis for the fair value of awards that actually vest.

Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we review our long-lived assets related to each restaurant that we are currently operating and have not offered to refranchise, including any allocated intangible assets subject to amortization, semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We evaluate restaurants using a “two-year history of operating losses” as our primary indicator of potential impairment.  Based on the best information available, we write down an impaired restaurant to its estimated fair market value, which becomes its new cost basis.  We generally measure estimated fair market value by discounting estimated future cash flows. In addition, when we decide to close a restaurant it is reviewed for impairment and depreciable lives are adjusted based on the expected disposal date.  The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date plus the expected terminal value.

We account for exit or disposal activities, including store closures, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  Store closure costs include costs of disposing of the assets as well as other facility-related expenses from previously closed stores.  These store closure costs are generally expensed as incurred.  Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, if any.  Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in store closure costs as well.  To the extent we sell assets, primarily land, associated with a closed store, any gain or loss upon that sale is also recorded in store closure (income) costs.

Refranchising (gain) loss includes the gains or losses from the sales of our restaurants to new and existing franchisees and the related initial franchise fees, reduced by transaction costs.  In executing our refranchising initiatives, we most often offer groups of restaurants.  We classify restaurants as held for sale and suspend depreciation and amortization when (a) we make a decision to refranchise; (b) the stores can be immediately removed from operations; (c) we have begun an active program to locate a buyer; (d) significant changes to the plan of sale are not likely; and (e) the sale is probable within one year.  We recognize estimated losses on refranchisings when the restaurants are classified as held for sale.  When we have offered to refranchise stores or groups of stores for a price less than their carrying value, but do not believe the store(s) have met the criteria to be classified as held for sale, we recognize impairment at the offer date for any excess of carrying value over the expected sales proceeds plus holding period cash flows, if any.  Such impairment is classified as refranchising loss.  We recognize gains on restaurant refranchisings when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity, and we are satisfied that the franchisee can meet its financial obligations.  If the criteria for gain recognition are not met, we defer the gain to the extent we have a remaining financial exposure in connection with the sales transaction.  Deferred gains are recognized when the gain recognition criteria are met or as our financial exposure is reduced.  When we make a decision to retain a store, or group of stores, previously held for sale, we revalue the store at the lower of its (a) net book value at our original sale decision date less normal depreciation and amortization that would have been recorded during the period held for sale or (b) its current fair market value.  This value becomes the store’s new cost basis.  We record any resulting difference between the store’s carrying amount and its new cost basis to refranchising (gain) loss.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, sublease income and refranchising proceeds.  Accordingly, actual results could vary significantly from our estimates.

Impairment of Investments in Unconsolidated Affiliates.  We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary.  In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses.  We recorded no impairment associated with our investments in unconsolidated affiliates during the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

Considerable management judgment is necessary to estimate future cash flows.  Accordingly, actual results could vary significantly from our estimates.

Guarantees.  We account for certain guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.

We have also issued guarantees as a result of assigning our interest in obligations under operating leases as a condition to the refranchising of certain Company restaurants.  Such guarantees are subject to the requirements of SFAS No. 145,

“Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). We recognize a liability for the fair value of such lease guarantees under SFAS 145 upon refranchising and upon any subsequent renewals of such leases when we remain contingently liable.  The related expense in both instances is included in refranchising (gain) loss.

Income Taxes.  We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, we record deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In addition, a valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not all or a portion of the asset will not be realized.

Effective December 31, 2006, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109.  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs.  Prior to adopting FIN 48, we provided reserves for potential exposures when we considered it probable that a taxing authority may take a sustainable position on a matter contrary to our position and recorded any changes in judgment thereon as a component of our annual effective rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.

See Note 20 for a further discussion of our income taxes.

Cash and Cash Equivalents.  Cash equivalents represent funds we have temporarily invested (with original maturities not exceeding three months) as part of managing our day-to-day operating cash receipts and disbursements.  Included in cash equivalents are short-term, highly liquid debt securities of $481 million and $92 million classified as held-to-maturity at December 29, 2007 and December 30, 2006, respectively.

Inventories.  We value our inventories at the lower of cost (computed on the first-in, first-out method) or net realizable value.

Property, Plant and Equipment.  We state property, plant and equipment at cost less accumulated depreciation and amortization.  We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows:  5 to 25 years for buildings and improvements, 3 to 20 years for machinery and equipment and 3 to 7 years for capitalized software costs.  As discussed above, we suspend depreciation and amortization on assets related to restaurants that are held for sale.

Leases and Leasehold Improvements.  We account for our leases in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13”) and other related authoritative guidance.  When determining the lease term, we often include option periods for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured.  The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property.

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

Prior to fiscal year 2006, we capitalized rent while we were constructing a restaurant even if such construction period was subject to a rent holiday.  Such capitalized rent was then expensed on a straight-line basis over the remaining term of the lease upon opening of the restaurant.  Effective January 1, 2006 as required by FASB Staff Position (“FSP”) No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”), we began expensing rent associated with leased land or buildings for construction periods whether rent was paid or we were subject to a rent holiday.  The adoption of FSP 13-1 did not significantly impact our results of operations in 2007 or 2006 and we do not anticipate significant future impact.

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

Goodwill and Intangible Assets.  The Company accounts for acquisitions of restaurants from franchisees and other acquisitions of businesses that may occur from time to time in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).  Goodwill in such acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets, and liabilities assumed.  SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill.  We base amounts assigned to goodwill and other identifiable intangible assets on independent appraisals or internal estimates.  If a Company restaurant is sold within two years of acquisition, the goodwill associated with the acquisition is written off in its entirety.  If the restaurant is refranchised beyond two years, the amount of goodwill written off is based on the relative fair value of the restaurant to the fair value of the reporting unit, as described below.

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

In accordance with the requirements of SFAS 142, goodwill has been assigned to reporting units for purposes of impairment testing.  Our reporting units are our operating segments in the U.S. (see Note 21) and our business management units internationally (typically individual countries).  We evaluate goodwill and indefinite lived assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairments might exist.  Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value.  Fair value is the price a willing buyer would pay for a reporting unit, and is generally estimated using either discounted expected future cash flows from operations or the present value of the estimated future franchise royalty stream plus any estimated sales proceeds from refranchising.  Any estimated sales proceeds are based on relevant historical sales multiples.  If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.  We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill.  For 2007, 2006 and 2005, there was no impairment of goodwill identified during our annual impairment testing.

For indefinite-lived intangible assets, our impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount.  Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future cash flows associated with the intangible asset.  We also perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter.  No impairment of indefinite-lived intangible assets was recorded in 2007, 2006 and 2005.

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

Derivative Financial Instruments.  Historically we have engaged in transactions involving various derivative instruments to hedge interest rates and foreign currency denominated purchases, assets and liabilities.  These derivative contracts are entered into with financial institutions. We do not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use.

We account for these derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS 133 requires that all derivative instruments be recorded on the Consolidated Balance Sheet at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the gain or loss on the derivative instrument is reported in the foreign currency translation component of other comprehensive income (loss).  Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge or net investment hedge is recorded in the results of operations immediately.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately.  See Note 15 for a discussion of our use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information.

Common Stock Share Repurchases.  From time to time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, upon the trade date, against Common Stock except when to do so would result in a negative balance in our Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases as a reduction in retained earnings.  Due to the large number of share repurchases and the increase in our Common Stock market value over the past several years, our Common Stock balance is frequently zero at the end of any period.  Accordingly, $1,154 million and $713 million in share repurchases were recorded as a reduction in retained earnings in 2007 and 2006, respectively.  We have no legal restrictions on the payment of dividends.  See Note 19 for additional information.

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

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Intangible assets, net	$350	$(3)	$347
Deferred income taxes	283	37	320
Total assets	6,334	34	6,368
Accounts payable and other current liabilities	1,384	2	1,386
Other liabilities and deferred credits	1,048	99	1,147
Total liabilities	4,815	101	4,916
Accumulated other comprehensive loss	(89)	(67)	(156)
Total shareholders’ equity	1,519	(67)	1,452

Quantification of Misstatements.  In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment.  SAB 108 requires that registrants quantify a current year misstatement using an approach that considers both the impact of prior year misstatements that remain on the balance sheet and those that were recorded in the current year income statement (the “Dual Method”).  Historically, we quantified misstatements and assessed materiality based on a current year income statement approach.  We were required to adopt SAB 108 in the fourth quarter of 2006.

The transition provisions of SAB 108 permit uncorrected prior year misstatements that were not material to any prior periods under our historical income statement approach but that would have been material under the dual method of SAB 108 to be corrected in the carrying amounts of assets and liabilities at the beginning of 2006 with the offsetting adjustment to retained earnings for the cumulative effect of misstatements.  We have adjusted certain balances in the accompanying Consolidated Financial Statements at the beginning of 2006 to correct the misstatements discussed below which we considered to be immaterial in prior periods under our historical approach.  The impact of the January 1, 2006 cumulative effect adjustment, net of any income tax effect, was an increase to retained earnings as follows:

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

Non-GAAP Accounting Conventions  Prior to 2006, we used certain non-GAAP conventions to account for capitalized interest on restaurant construction projects, the leases of our Pizza Hut United Kingdom (“U.K.”) unconsolidated affiliate and certain state tax benefits.  The net income statement impact on any given year from the use of these non-GAAP conventions was immaterial both individually and in the aggregate under our historical approach.  Below is a summary of the accounting policies we adopted effective the beginning of 2006 and the impact of the cumulative effect adjustment under SAB 108, net of any income tax effect.  The impact of these accounting policy changes was not significant to our results of operations in 2006 or 2007.

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

Lease Accounting by our Pizza Hut United Kingdom Unconsolidated Affiliate  Prior to our fourth quarter 2006 acquisition of the remaining fifty percent interest in our Pizza Hut U.K. unconsolidated affiliate, we accounted for our ownership under the equity method.  The unconsolidated affiliate historically accounted for all of its leases as operating and we made no adjustments in recording equity income.  We decreased our 2006 beginning retained earnings balance by approximately $4 million to reflect our fifty percent share of the cumulative equity income impact of properly recording certain leases as capital.

Recognition of Certain State Tax Benefits  We historically recognized certain state tax benefits on a cash basis as they were recognized on the respective state tax returns instead of in the year the benefit originated.  We increased our 2006 beginning retained earnings by approximately $7 million to recognize these state tax benefits as deferred tax assets.

New Accounting Pronouncements Not Yet Adopted.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157, as issued, was effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company.  In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We intend to defer adoption of SFAS 157 for such items.  We currently anticipate that neither the partial adoption of SFAS 157 in 2008 nor the full adoption in 2009 will materially impact the Company’s results of operations or financial condition.

In the fourth quarter of 2006, we adopted the recognition and disclosure provisions of SFAS 158 as described previously.  Additionally, SFAS 158 requires measurement of the funded status of pension and postretirement plans as of the date of a company’s fiscal year that ends after December 15, 2008 (the year ended December 27, 2008 for the Company).  Certain of our plans currently have measurement dates that do not coincide with our fiscal year end and thus we will be required to change their measurement dates in 2008.  As permitted by SFAS 158, we will use the measurements performed in 2007 to estimate the effects of our changes to fiscal year end measurement dates. The impact of transitioning to fiscal year end measurement dates, including the net periodic benefit cost computed for the period between our previous measurement dates and our fiscal year ends, as well as changes in the fair value of plan assets and benefit obligations during the same periods, will be recorded directly to Shareholders’ Equity.  We do not currently anticipate any such amount will materially impact our financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company.  We did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS 159 nor do we currently anticipate that the adoption of SFAS 159 will materially impact the Company going forward.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R, which is broader in scope than SFAS 141, applies to all transactions or other events in which an entity obtains control of one or more businesses, and requires that the acquisition method be used for such transactions or events.  SFAS 141R, with limited exceptions, will require an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This will result in acquisition related costs and anticipated restructuring costs related to the acquisition being recognized separately from the business combination.  This statement is effective as the beginning of an entity’s first fiscal year beginning after December 15, 2008, the year beginning December 28, 2008 for the Company.  The impact of SFAS 141R on the Company will be dependent upon the extent to which we have transactions or events occur that are within its scope.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and will change the accounting and reporting for noncontrolling interests, which are the portion of equity in a subsidiary not attributable, directly or indirectly to a parent.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, the year beginning December 28, 2008 for the Company and requires retroactive adoption of its presentation and disclosure requirements.  We do not anticipate that the adoption of SFAS 160 will materially impact the Company.

Note 3 - Two-for-One Common Stock Split

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

Note 4 – Earnings Per Common Share (“EPS”)

	2007	2006	2005
Net income	$909	$824	$762
Weighted-average common shares outstanding (for basic calculation)	522	546	572
Effect of dilutive share-based employee compensation	19	18	25
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	541	564	597
Basic EPS	$1.74	$1.51	$1.33
Diluted EPS	$1.68	$1.46	$1.28
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS compensation (a)	5.7	13.3	7.5

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 5 – Items Affecting Comparability of Net Income and Cash Flows

Sale of an Investment in Unconsolidated Affiliate - Japan

In December 2007, we sold our interest in our unconsolidated affiliate in Japan for $128 million in cash (includes the impact of related foreign currency contracts that were settled in December 2007).  Our international subsidiary that owned this interest operates on a fiscal calendar with a period end that is approximately one month earlier than our consolidated period close.  Thus, consistent with our historical treatment of events occurring during the lag period, the pre-tax gain on the sale of this investment of approximately $87 million will be recorded in the first quarter of 2008.  However, the cash proceeds from this transaction were transferred from our international subsidiary to the U.S. in December 2007 and are thus reported on our Consolidated Statement of Cash Flows for the year ended December 29, 2007.  The offset to this cash on our Consolidated Balance Sheet at December 29, 2007 is in accounts payable and other current liabilities.

While we will no longer have an ownership interest in this entity that operates both KFCs and Pizza Huts in Japan, it will continue to be a franchisee as it was when it operated as an unconsolidated affiliate.  This sale of our interest will result in lower Other income as we will no longer record our share of the entity’s earnings under the equity method of accounting.  Had this sale occurred at the beginning of 2007, our International Division’s Other income would have decreased $4 million.

Facility Actions

Refranchising (gain) loss, store closure (income) costs and store impairment charges by reportable segment are as follows:

	2007	2006	2005
U.S.
Refranchising net (gain) loss(a)	$(12)	$(20)	$(40)

Store closure (income) costs(b)	(9)	(1)	2
Store impairment charges	23	38	44
Closure and impairment expenses	$14	$37	$46

International Division
Refranchising net (gain) loss(a)	$3	$(4)	$(3)

Store closure (income) costs(b)	1	1	(1)
Store impairment charges	13	15	10
Closure and impairment expenses	$14	$16	$9

China Division
Refranchising net (gain) loss(a)	$(2)	$—	$—

Store closure (income) costs(b)	—	(1)	(1)
Store impairment charges	7	7	8
Closure and impairment expenses	$7	$6	$7

Worldwide
Refranchising net (gain) loss(a)	$(11)	$(24)	$(43)

Store closure (income) costs(b)	(8)	(1)	—
Store impairment charges	43	60	62
Closure and impairment expenses	$35	$59	$62

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves, and other facility-related expenses from previously closed stores.

The following table summarizes the 2007 and 2006 activity related to reserves for remaining lease obligations for closed stores.

	Beginning Balance	Amounts Used	New Decisions	Estimate/Decision Changes	CTA/ Other	Ending Balance

2007 Activity	$36	(12)	8	1	1	$34

2006 Activity	$44	(17)	8	1	—	$36

Assets held for sale at December 29, 2007 and December 30, 2006 total $9 million and $13 million, respectively, of U.S. property, plant and equipment, primarily land, on which we previously operated restaurants and are included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

Note 6 – Supplemental Cash Flow Data

	2007		2006	2005
Cash Paid For:
Interest	$177		$185	$132
Income taxes	264		304	232

Significant Non-Cash Investing and Financing Activities:
Capital lease obligations incurred to acquire assets	$59	(a)	$9	$7
Net investment in direct financing leases	33		—	—

(a)	Includes the capital lease of an airplane (see Note 14).

During 2006 we assumed the full liability associated with capital leases of $97 million and short-term borrowings of $23 million when we acquired the remaining fifty percent ownership interest of our Pizza Hut U.K. unconsolidated affiliate (See Note 7).  Previously, our fifty percent share of these liabilities were reflected in our Investment in unconsolidated affiliate balance under the equity method of accounting and were not presented as liabilities on our Consolidated Balance Sheet.

Note 7 - Pizza Hut United Kingdom Acquisition

On September 12, 2006, we completed the acquisition of the remaining fifty percent ownership interest of our Pizza Hut U.K. unconsolidated affiliate for $187 million in cash, including transaction costs and prior to $9 million of cash assumed.  This unconsolidated affiliate owned more than 500 restaurants in the U.K.  The acquisition was driven by growth opportunities we see in the market and the desire of our former partner in the unconsolidated affiliate to refocus its business to other industry sectors.  Prior to this acquisition, we accounted for our ownership interest under the equity method of accounting.  Our Investment in unconsolidated affiliate balance for the Pizza Hut U.K. unconsolidated affiliate was $51 million at the date of this acquisition.

Subsequent to the acquisition we consolidated all of the assets and liabilities of Pizza Hut U.K.  These assets and liabilities were valued at fifty percent of their historical carrying value and fifty percent of their fair value upon acquisition.  During 2007 we finalized our purchase price allocation such that assets and liabilities recorded for Pizza Hut U.K. due to the acquisition were as follows:

Current assets, including cash of $9	$27
Property, plant and equipment	338
Intangible assets	18
Goodwill	125
Total assets acquired	508

Current liabilities, other than capital lease obligations and short-term borrowings	107
Capital lease obligation, including current portion	97
Short-term borrowings	23
Other long-term liabilities	43
Total liabilities assumed	270
Net assets acquired (cash paid and investment allocated)	$238

All of the $18 million in intangible assets (primarily reacquired franchise rights) are subject to amortization with a weighted average life of approximately 18 years.  The $125 million in goodwill is not expected to be deductible for income tax purposes and will be allocated to the International Division in its entirety.

Under the equity method of accounting, we reported our fifty percent share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate.  Since the date of acquisition, we have reported Company sales and the associated restaurant costs, G&A expense, interest expense and income taxes associated with the restaurants previously owned by the unconsolidated affiliate in the appropriate line items of our Consolidated Statements of Income.  We no longer record franchise fee income for the restaurants previously owned by the unconsolidated affiliate nor do we report other income under the equity method of accounting.  As a result of this acquisition, Company sales and restaurant profit increased $576 million and $59 million, respectively, franchise fees decreased $19 million and G&A expenses increased $33 million in 2007 compared to 2006.  As a result of this acquisition, Company sales and restaurant profit increased $164 million and $16 million, respectively, franchise fees decreased $7 million and G&A expenses increased $8 million in 2006 compared to 2005.  The impact of the acquisition on operating profit and net income was not significant in either year.

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

Note 8 – Franchise and License Fees

	2007	2006	2005
Initial fees, including renewal fees	$49	$57	$51
Initial franchise fees included in refranchising gains	(10)	(17)	(10)
	39	40	41
Continuing fees	1,277	1,156	1,083
	$1,316	$1,196	$1,124

Note 9 – Other (Income) Expense

	2007	2006	2005
Equity income from investments in unconsolidated affiliates	$(51)	$(51)	$(51)
Gain upon sale of investment in unconsolidated affiliate(a)	(6)	(2)	(11)
Recovery from supplier(b)	—	—	(20)
Contract termination charge(c)	—	8	—
Wrench litigation income (d)	(11)	—	(2)
Foreign exchange net (gain) loss and other	(3)	(7)	—
Other (income) expense	$(71)	$(52)	$(84)

(a)
Fiscal years 2007 and 2006 reflect recognition of income associated with receipt of payments for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.  Fiscal year 2005 reflects the gain recognized at the date of this sale.

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

(c)	Reflects an $8 million charge associated with the termination of a beverage agreement in the U.S. segment.

(d)	Fiscal years 2007 and 2005 reflect financial recoveries from settlements with insurance carriers related to a lawsuit settled by Taco Bell Corporation in 2004.

Note 10 - Property, Plant and Equipment, net

	2007	2006
Land	$548	$541
Buildings and improvements	3,649	3,449
Capital leases, primarily buildings	284	221
Machinery and equipment	2,651	2,566
	7,132	6,777
Accumulated depreciation and amortization	(3,283)	(3,146)
	$3,849	$3,631

Depreciation and amortization expense related to property, plant and equipment was $514 million, $466 million and $459 million in 2007, 2006 and 2005, respectively.

Note 11 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	U.S.	International Division	China Division	Worldwide
Balance as of December 31, 2005	$384	$96	$58	$538
Acquisitions	—	123	—	123
Disposals and other, net(a)	(17)	18	—	1
Balance as of December 30, 2006	$367	$237	$58	$662
Acquisitions	—	—	—	—
Disposals and other, net(b)	(9)	17	2	10
Balance as of December 29, 2007	$358	$254	$60	$672

(a)
Disposals and other, net for the International Division primarily reflects the impact of foreign currency translation on existing balances.  Disposals and other, net for the U.S. Division, primarily reflects goodwill write-offs associated with refranchising.

(b)
Disposals and other, net for the International Division primarily reflects adjustments to the Pizza Hut U.K. goodwill allocation and the impact of foreign currency translation on existing balances.  Disposals and other, net for the U.S. Division, primarily reflects goodwill write-offs associated with refranchising.

Intangible assets, net for the years ended 2007 and 2006 are as follows:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Franchise contract rights	$157	$(73)	$153	$(66)
Trademarks/brands	221	(26)	220	(18)
Favorable/unfavorable operating leases	15	(12)	15	(10)
Reacquired franchise rights	17	(1)	18	—
Other	6	(2)	5	(1)
	$416	$(114)	$411	$(95)

Unamortized intangible assets
Trademarks/brands	$31		$31

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

Amortization expense for all definite-lived intangible assets was $19 million in 2007, $15 million in 2006 and $13 million in 2005.  Amortization expense for definite-lived intangible assets will approximate $18 million annually in 2008 through 2012.

Note 12 – Accounts Payable and Other Current Liabilities

	2007	2006
Accounts payable	$639	$554
Accrued compensation and benefits	372	302
Dividends payable	75	119
Proceeds from sale of interest in Japan unconsolidated affiliate (See Note 5)	128	—
Other current liabilities	436	411
	$1,650	$1,386

Note 13 – Short-term Borrowings and Long-term Debt

	2007	2006
Short-term Borrowings
Unsecured Term Loans, expire January 2007	$—	$183
Current maturities of long-term debt	268	16
Other	20	28
	$288	$227

Long-term Debt
Unsecured International Revolving Credit Facility, expires November 2012	$28	$174
Unsecured Revolving Credit Facility, expires November 2012	—	—
Senior, Unsecured Notes, due May 2008	250	251
Senior, Unsecured Notes, due April 2011	648	646
Senior, Unsecured Notes, due July 2012	399	399
Senior, Unsecured Notes, due April 2016	300	300
Senior, Unsecured Notes, due March 2018	598	—
Senior, Unsecured Notes, due November 2037	597	—
Capital lease obligations (See Note 14)	282	228
Other, due through 2019 (11%)	73	76
	3,175	2,074
Less current maturities of long-term debt	(268)	(16)
Long-term debt excluding SFAS 133 adjustment	2,907	2,058
Derivative instrument adjustment under SFAS 133 (See Note 15)	17	(13)
Long-term debt including SFAS 133 adjustment	$2,924	$2,045

On November 29, 2007, the Company executed an amended and restated five-year senior unsecured Revolving Credit Facility (the “Credit Facility”) totaling $1.15 billion which replaced a five-year facility in the amount of $1.0 billion that was set to expire on September 7, 2009.  The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios.  The Credit Facility also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens and certain other transactions specified in the agreement.  We were in compliance with all debt covenants at December 29, 2007.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit less outstanding letters of credit or banker’s acceptances, where applicable.  At December 29, 2007, our unused Credit Facility totaled $971 million, net of outstanding letters of credit of $179 million.  There were no borrowings under the Credit Facility at December 29, 2007.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

On November 29, 2007, the Company executed an amended and restated five-year revolving credit facility (the “International Credit Facility” or “ICF”) totaling $350 million, which replaced a five-year facility also in the amount of $350 million that was set to expire on November 8, 2010. The ICF is unconditionally guaranteed by YUM and by YUM’s principal domestic subsidiaries and contains covenants substantially identical to those of the Credit Facility. We were in compliance with all debt covenants at the end of 2007.

There were borrowings of $28 million and available credit of $322 million outstanding under the ICF at the end of 2007.  The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

In 2006, we executed two short-term borrowing arrangements (the "Term Loans") on behalf of the International Division.  There were borrowings of $183 million outstanding at the end of 2006 under the Term Loans, both of which expired and were repaid in the first quarter of 2007.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.8 billion at December 29, 2007.  This amount includes $600 million aggregate principal amount of 6.25% Senior Unsecured Notes that were issued in October 2007 and are due on March 15, 2018 and $600 million aggregate principal amount of 6.875% Senior Unsecured Notes that were issued in October 2007 and are due November 15, 2037 (together the “2007 Notes”).  We are using the proceeds from the 2007 Notes to repay outstanding borrowings on our Credit Facility, for additional share repurchases and for general corporate purposes.

In anticipation of issuing the 2007 Notes, we entered into treasury locks and forward starting interest rate swaps with aggregate notional amounts of $100 million and $400 million, respectively, to hedge the interest rate risk attributable to changes in the United States Treasury Rates and the LIBOR, respectively, prior to issuance of the 2007 Notes.  As these treasury locks and forward starting interest rate swaps were designated and highly effective in offsetting this variability in cash flows associated with the future interest payments, a resulting $1 million treasury lock gain and $22 million forward starting interest rate swap loss from settlement of these instruments is being amortized over ten and thirty years, respectively, as a decrease and increase in interest expense, respectively.

The following table summarizes all Senior Unsecured Notes issued that remain outstanding at December 29, 2007:

			Interest Rate
Issuance Date(a)	Maturity Date	Principal Amount (in millions)	Stated	Effective(b)
May 1998	May 2008	250	7.65%	7.81%
April 2001	April 2011	650	8.88%	9.20%
June 2002	July 2012	400	7.70%	8.04%
April 2006	April 2016	300	6.25%	6.03%
October 2007	March 2018	600	6.25%	6.38%
October 2007	November 2037	600	6.88%	7.29%

(a)	Interest payments commenced six months after issuance date and are payable semi-annually thereafter.

(b)
Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks and forward starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.  Excludes the effect of any swaps that remain outstanding as described in Note 15.

The annual maturities of short-term borrowings and long-term debt as of December 29, 2007, excluding capital lease obligations of $282 million and derivative instrument adjustments of $17 million, are as follows:

Year ended:
2008	$273
2009	3
2010	3
2011	654
2012	433
Thereafter	1,555
Total	$2,921

Interest expense on short-term borrowings and long-term debt was $199 million, $172 million and $147 million in 2007, 2006 and 2005, respectively.

Note 14 – Leases

At December 29, 2007 we operated more than 7,600 restaurants, leasing the underlying land and/or building in more than 6,000 of those restaurants with the vast majority of our commitments expiring within 15 to 20 years from the inception of the lease.  Our longest lease expires in 2151.  We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment.  We do not consider any of these individual leases material to our operations.  Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

In 2007, we entered into an agreement to lease a corporate aircraft to enhance our international travel capabilities.  This lease provides for an upfront payment of $10 million and monthly payments for three years.  At the end of the three-year period we have the option to purchase the aircraft.  In accordance with SFAS No. 13, this lease has been classified as capital and we had a related capital lease obligation recorded of $41 million at December 29, 2007.  Our lease is with CVS Corporation (“CVS”).  One of the Company’s directors is the Chairman, Chief Executive Officer and President of CVS.  Multiple independent appraisals were obtained during the negotiation process to insure that the lease was reflective of an arms-length transaction.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:
	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2008	$24	$462	$7	$41
2009	24	417	8	37
2010	62	381	8	35
2011	20	340	8	29
2012	20	300	8	24
Thereafter	240	1,986	58	124
	$390	$3,886	$97	$290

At December 29, 2007 and December 30, 2006, the present value of minimum payments under capital leases was $282 million and $228 million, respectively.  At December 29, 2007 and December 30, 2006, unearned income associated with direct financing lease receivables was $46 million and $24 million, respectively.

The details of rental expense and income are set forth below:

	2007	2006	2005
Rental expense
Minimum	$474	$412	$380
Contingent	81	62	51
	$555	$474	$431
Minimum rental income	$23	$21	$24

Note 15 - Financial Instruments

Interest Rate Derivative Instruments.  We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our debt. Under the contracts, we agree with other parties to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount.  At both December 29, 2007 and December 30, 2006, interest rate derivative instruments outstanding had notional amounts of $850 million.  These swaps have reset dates and floating rate indices which match those of our underlying fixed-rate debt and have been designated as fair value hedges of a portion of that debt. As the swaps qualify for the short-cut method under SFAS 133, no ineffectiveness has been recorded.  The fair value of these swaps as of December 29, 2007 was a net asset of approximately $15 million, of which $16 million and $1 million were included in Other assets and Other liabilities and deferred credits, respectively.  The fair value of these swaps as of December 30, 2006 was a liability of approximately $15 million, which were included in Other liabilities and deferred credits.  The portion of this fair value which has not yet been recognized as an addition to interest expense at December 29, 2007 and December 30, 2006 has been included as an addition of $17 million and a reduction of $13 million, respectively, to long-term debt.

Foreign Exchange Derivative Instruments.  We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item.  No material ineffectiveness was recognized in 2007, 2006 or 2005 for those foreign currency forward contracts designated as cash flow hedges.

Deferred Amounts in Accumulated Other Comprehensive Income (Loss).  As of December 29, 2007, we had a net deferred loss associated with cash flow hedges of approximately $10 million, net of tax, due to treasury locks, forward starting interest rate swaps and foreign currency forward contracts.  The vast majority of this loss arose from the settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being reclassified into earnings through 2037 to interest expense.  See Note 13 for further discussion of these forward starting interest rate swaps.

Credit Risks.  Credit risk from interest rate swaps and foreign currency forward contracts is dependent both on movement in interest and currency rates and the possibility of non-payment by counterparties.  We mitigate credit risk by entering into these agreements with high-quality counterparties, and settle both interest rate swaps and foreign currency forward contracts for the net of our payable and receivable with the counterparty under the agreement.

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

Fair Value.  At December 29, 2007 and December 30, 2006, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.  The fair value of notes receivable approximates the carrying value after consideration of recorded allowances.

The carrying amounts and fair values of our other financial instruments subject to fair value disclosures are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt, excluding capital leases and the derivative instrument adjustments	$2,913	$3,081	$2,057	$2,230
Debt-related derivative instruments:
Open contracts in a net asset (liability) position	15	15	(15)	(15)
Foreign currency-related derivative instruments:
Open contracts in a net asset (liability) position	—	—	(7)	(7)
Lease guarantees	22	26	19	28
Guarantees supporting financial arrangements of certain franchisees and other third parties	8	8	7	7
Letters of credit	—	1	—	1

We estimated the fair value of debt, debt-related derivative instruments, foreign currency-related derivative instruments, guarantees and letters of credit using market quotes and calculations based on market rates.

Note 16 – Pension and Postretirement Medical Benefits

The following disclosures reflect our 2006 adoption of the recognition and disclosure provisions of SFAS 158 as discussed in Note 2.

Pension Benefits.  We sponsor noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other U.S. plans are paid by the Company as incurred.  During 2001, the plans covering our U.S. salaried employees were amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans.  Benefits are based on years of service and earnings or stated amounts for each year of service.  We also sponsor various defined benefit pension plans covering certain of our non-U.S. employees, the most significant of which are in the U.K. (including a plan for Pizza Hut U.K. employees that was sponsored by our unconsolidated affiliate prior to our acquisition of the remaining fifty percent interest in the unconsolidated affiliate in 2006).  Our plans in the U.K. have previously been amended such that new employees are not eligible to participate in these plans.

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our U.S. pension plans and significant International pension plans based on actuarial valuations prepared as of a measurement date of September 30, 2007 and 2006, with the exception of the Pizza Hut U.K. pension plan where such information is presented as of a measurement date of November 30, 2007 and 2006.

	U.S. Pension Plans		International Pension Plans
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$864	$815	$152	$57
Service cost	33	34	9	5
Interest cost	50	46	8	4
Participant contributions	—	—	2	1
Plan amendments	4	(3)	—	—
Acquisitions(a)	—	—	4	71
Curtailment gain	(4)	(1)	—	—
Exchange rate changes	—	—	8	14
Benefits and expenses paid	(34)	(29)	(2)	(1)
Actuarial (gain) loss	(71)	2	(20)	1
Benefit obligation at end of year	$842	$864	$1611	$152
Change in plan assets
Fair value of plan assets at beginning of year	$673	$610	$117	$39
Actual return on plan assets	93	60	11	6
Employer contributions	2	35	6	19
Participant contributions	—	—	2	1
Acquisitions(a)	—	—	—	40
Benefits paid	(33)	(29)	(2)	(1)
Exchange rate changes	—	—	5	13
Administrative expenses	(3)	(3)	—	—
Fair value of plan assets at end of year	$732	$673	$139	$117

Funded status at end of year	$(110)	$(191)	$(22)	$(35)

(a)	Relates to the acquisition of the remaining fifty percent interest in our Pizza Hut U.K. unconsolidated affiliate.

Amounts recognized in the Consolidated Balance Sheet:

	U.S. Pension Plans		International Pension Plans
	2007	2006	2007	2006
Accrued benefit asset – non-current	$—	$—	$5	$—
Accrued benefit liability – current	(6)	(2)	—	—
Accrued benefit liability – non-current	(104)	(189)	(27)	(35)
	$(110)	$(191)	$(22)	$(35)

Amounts recognized as a loss in Accumulated Other Comprehensive Income:

	U.S. Pension Plans		International Pension Plans
	2007	2006	2007	2006
Actuarial net loss	$77	$216	$13	$31
Prior service cost	3	—	—	—
	$80	$216	$13	$31

The accumulated benefit obligation for the U.S. and International pension plans was $900 million and $916 million at December 29, 2007 and December 30, 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Pension Plans		International Pension Plans
	2007	2006	2007	2006
Projected benefit obligation	$73	$864	$80	$79
Accumulated benefit obligation	64	786	74	75
Fair value of plan assets	—	673	53	44

Information for pension plans with a projected benefit obligation in excess of plan assets:

	U.S. Pension Plans		International Pension Plans
	2007	2006	2007	2006
Projected benefit obligation	$842	$864	$80	$79
Accumulated benefit obligation	770	786	74	75
Fair value of plan assets	732	673	53	44

Based on current funding rules, we do not anticipate being required to make contributions to the Plan in 2008, but we may make discretionary contributions during the year based on our estimate of the Plan’s expected December 27, 2008 funded status.  The funding rules for our pension plans outside the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and tax regulations.  Since our plan assets currently approximate our projected benefit obligation for our KFC U.K. pension plan, we did not make a significant contribution in 2007 and we do not anticipate any significant near term funding.  The projected benefit obligation of our Pizza Hut U.K. pension plan exceeds plan assets by approximately $27 million.  We anticipate taking steps to reduce this deficit in the near term, which could include a decision to partially or completely fund the deficit in 2008.

We do not anticipate any plan assets being returned to the Company during 2008 for any plans.

Components of net periodic benefit cost:

	U.S. Pension Plans			International Pension Plans(d)
Net periodic benefit cost	2007	2006	2005	2007	2006	2005
Service cost	$33	$34	$33	$9	$5	$3
Interest cost	50	46	43	8	4	2
Amortization of prior service cost(a)	1	3	3	—	—	—
Expected return on plan assets	(51)	(47)	(45)	(9)	(4)	(2)
Amortization of net loss	23	30	22	1	1	—
Net periodic benefit cost	$56	$66	$56	$9	$6	$3
Additional loss recognized due to: Curtailment(b)	$—	$—	$1	$—	$—	$—
Settlement(c)	$—	$—	$3	$—	$—	$—

Pension losses in accumulated other comprehensive income (loss):

	U.S. Pension Plans			International Pension Plans
	2007			2007
Beginning of year	$216			$31
Net actuarial gain	(116)			(17)
Amortization of net loss	(23)			(1)
Prior service cost	4			—
Amortization of prior service cost	(1)			—
End of year	$80			$13

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)	Curtailment losses have been recognized as refranchising losses as they have resulted primarily from refranchising activities.

(c)	Settlement loss results from benefit payments from a non-funded plan exceeding the sum of the service cost and interest cost for that plan during the year.

(d)
Excludes pension expense for the Pizza Hut U.K. pension plan of $4 million in both 2006 and 2005 related to periods prior to our acquisition of the remaining fifty percent interest in the unconsolidated affiliate.

The estimated net loss for the U.S. and International pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2008 is $6 million and $1 million, respectively.  The estimated prior service cost for the U.S. pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2008 is $1 million.

Weighted-average assumptions used to determine benefit obligations at the measurement dates:

	U.S. Pension Plans		International Pension Plans
	2007	2006	2007	2006
Discount rate	6.50%	5.95%	5.60%	5.00%
Rate of compensation increase	3.75%	3.75%	4.30%	3.77%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:

	U.S. Pension Plans			International Pension Plans
	2007	2006	2005	2007	2006	2005
Discount rate	5.95%	5.75%	6.15%	5.00%	5.00%	5.50%
Long-term rate of return on plan assets	8.00%	8.00%	8.50%	7.07%	6.70%	7.00%
Rate of compensation increase	3.75%	3.75%	3.75%	3.78%	3.85%	4.00%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

Plan Assets

Our pension plan weighted-average asset allocations at the measurement dates, by asset category are set forth below:

	U.S. Pension Plans		International Pension Plans
Asset Category	2007	2006	2007	2006
Equity securities	71%	70%	80%	80%
Debt securities	29	30	20	20
Total	100%	100%	100%	100%

Our primary objectives regarding the Plan’s assets, which make up 84% of total pension plan assets at the 2007 measurement dates, are to optimize return on assets subject to acceptable risk and to maintain liquidity, meet minimum funding requirements and minimize plan expenses.  To achieve these objectives, we have adopted a passive investment strategy in which the asset performance is driven primarily by the investment allocation.  Our target investment allocation is 70% equity securities and 30% debt securities, consisting primarily of low cost index mutual funds that track several sub-categories of equity and debt security performance.  The investment strategy is primarily driven by our Plan’s participants’ ages and reflects a long-term investment horizon favoring a higher equity component in the investment allocation.

A mutual fund held as an investment by the Plan includes YUM stock in the amount of $0.4 million at September 30, 2007 and 2006 (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:	U.S. Pension Plans	International Pension Plans
2008	$43	$2
2009	34	2
2010	36	2
2011	39	2
2012	42	2
2013 - 2017	263	12

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

At the end of 2007 and 2006, the accumulated postretirement benefit obligation is $73 million and $68 million, respectively.  The unrecognized actuarial loss recognized in Accumulated other comprehensive loss is $9 million at the end of 2007 and $4 million at the end of 2006. The net periodic benefit cost recorded in 2007, 2006 and 2005 was $5 million, $6 million and $8 million, respectively, the majority of which is interest cost on the accumulated postretirement benefit obligation.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the postretirement medical plan are identical to those as shown for the U.S. pension plans.  Our assumed heath care cost trend rates for the following year as of 2007 and 2006 are 8.0% and 9.0%, respectively, both with an expected ultimate trend rate of 5.5% reached in 2012.

There is a cap on our medical liability for certain retirees.  The cap for Medicare eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees is expected to be reached in 2011; once the cap is reached, our annual cost per retiree will not increase.  A one-percentage-point increase or decrease in assumed health care cost trend rates would have less than a $1 million impact on total service and interest cost and on the post retirement benefit obligation.  The benefits expected to be paid in each of the next five years are approximately $6 million and in aggregate for the five years thereafter are $33 million.

Note 17 –Stock Options and Stock Appreciation Rights

At year end 2007, we had four stock award plans in effect: the YUM! Brands, Inc. Long-Term Incentive Plan (“1999 LTIP”), the 1997 Long-Term Incentive Plan (“1997 LTIP”), the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan (“RGM Plan”) and the YUM! Brands, Inc. SharePower Plan (“SharePower”).  Under all our plans, the exercise price of stock options and stock appreciation rights (“SARs”) granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant.

We may grant awards of up to 59.6 million shares and 90.0 million shares of stock under the 1999 LTIP, as amended, and 1997 LTIP, respectively.  Potential awards to employees and non-employee directors under the 1999 LTIP include stock options, incentive stock options, SARs, restricted stock, stock units, restricted stock units, performance shares and performance units.  Potential awards to employees and non-employee directors under the 1997 LTIP include restricted stock and performance restricted stock units.  Prior to January 1, 2002, we also could grant stock options, incentive stock options and SARs under the 1997 LTIP.  Through December 29, 2007, we have issued only stock options and performance restricted stock units under the 1997 LTIP and have issued only stock options and SARs under the 1999 LTIP.  While awards under the 1999 LTIP can have varying vesting provisions and exercise periods, previously granted awards under the 1997 LTIP and 1999 LTIP vest in periods ranging from immediate to 10 years and expire ten to fifteen years after grant.

We may grant awards to purchase up to 30.0 million shares of stock under the RGM Plan.  Potential awards to employees under the RGM Plan include stock options and SARs.  RGM Plan awards granted have a four year cliff vesting period and expire ten years after grant.  Certain RGM Plan awards are granted upon attainment of performance conditions in the previous year.  Expense for such awards is recognized over a period that includes the performance condition period.

We may grant awards to purchase up to 28.0 million shares of stock under SharePower.  Potential awards to employees under SharePower include stock options, SARs, restricted stock and restricted stock units.  SharePower awards granted subsequent to the Spin-off Date consist only of stock options and SARs to date, which vest over a period ranging from one to four years and expire no longer than ten years after grant.  Previously granted SharePower awards have expirations through 2017.

We estimated the fair value of each award made during 2007, 2006 and 2005 as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006	2005
Risk-free interest rate	4.7%	4.5%	3.8%
Expected term (years)	6.0	6.0	6.0
Expected volatility	28.8%	31.0%	36.6%
Expected dividend yield	2.0%	1.0%	0.9%

We believe it is appropriate to group our awards into two homogeneous groups when estimating expected term.  These groups consist of grants made primarily to restaurant-level employees under the RGM Plan, which cliff vest after four years and expire ten years after grant, and grants made to executives under our other stock award plans, which typically have a graded vesting schedule of 25% per year over four years and expire ten years after grant.  We use a single-weighted average expected term for our awards that have a graded vesting schedule as permitted by SFAS 123R.  Based on analysis of our historical exercise and post-vesting termination behavior we have determined that six years is an appropriate term for both awards to our restaurant-level employees and awards to our executives.

When determining expected volatility, we consider both historical volatility of our stock as well as implied volatility associated with our traded options.

A summary of award activity as of December 29, 2007, and changes during the year then ended is presented below.

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	54,603	$14.93
Granted	7,302	29.77
Exercised	(10,564)	11.16
Forfeited or expired	(2,204)	23.35
Outstanding at the end of the year	49,137	$17.57	5.67	$1,030
Exercisable at the end of the year	30,516	$12.80	4.23	$786

The weighted-average grant-date fair value of awards granted during 2007, 2006 and 2005 was $8.85, $8.52 and $8.89, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 29, 2007, December 30, 2006 and December 31, 2005, was $238 million, $215 million and $271 million, respectively.

As of December 29, 2007, there was $103 million of unrecognized compensation cost, which will be reduced by any forfeitures that occur, related to unvested awards that is expected to be recognized over a weighted-average period of 2.7 years.  The total fair value at grant date of awards vested during 2007, 2006 and 2005 was $58 million, $57 million and $57 million, respectively.

The total compensation expense for stock options and SARs recognized was $56 million, $60 million and $58 million in 2007, 2006 and 2005, respectively.  The related tax benefit recognized from this expense was $19 million, $21 million and $20 million in 2007, 2006 and 2005, respectively.

Cash received from stock options exercises for 2007, 2006 and 2005, was $112 million, $142 million and $148 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with stock options and SARs exercised for 2007, 2006 and 2005 totaled $76 million, $68 million and $94 million, respectively.

The Company has a policy of repurchasing shares on the open market to satisfy award exercises and expects to repurchase approximately 10 million shares during 2008 based on estimates of stock option and SARs exercises for that period.

Note 18 – Other Compensation and Benefit Programs

Executive Income Deferral Program (the “EID Plan”)

The EID Plan allows participants to defer receipt of a portion of their annual salary and all or a portion of their incentive compensation.  As defined by the EID Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants.  These investment options are limited to cash, phantom shares of our Common Stock, phantom shares of a Stock Index Fund and phantom shares of a Bond Index Fund. Additionally, the EID Plan allows participants to defer incentive compensation to purchase phantom shares of our Common Stock at a 25% discount from the average market price at the date of deferral (the “Discount Stock Account”).  Deferrals to the Discount Stock Account are similar to a restricted stock unit award in that participants will generally forfeit both the discount and incentive compensation amounts deferred to the Discount Stock Account if they voluntarily separate from employment during a vesting period that is two years.  We expense the intrinsic value of the discount and, beginning in 2006, the incentive compensation over the requisite service period which includes the vesting period.  Investments in cash, the Stock Index fund and the Bond Index fund will be distributed in cash at a date as elected by the employee and therefore are classified as a liability on our Consolidated Balance Sheets.  We recognize compensation expense for the appreciation or depreciation of these investments.  As investments in the phantom shares of our Common Stock can only be settled in shares of our Common Stock, we do not recognize compensation expense for the appreciation or the depreciation, if any, of these investments.  Deferrals into the phantom shares of our Common Stock are credited to the Common Stock Account.

As of December 29, 2007, total deferrals to phantom shares of our Common Stock within the EID Plan totaled approximately 6.1 million shares.  We recognized compensation expense of $9 million, $8 million and $4 million, including discount amortization of $5 million, $5 million and $4 million, in 2007, 2006 and 2005, respectively, for the EID Plan.  These expense amounts do not include the salary or bonus actually deferred into Common Stock of $15 million, $17 million and $13 million in 2007, 2006 and 2005, respectively.

Contributory 401(k) Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 25% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of 10 investment options within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 3% of eligible compensation and 50% of the participant’s contribution on the next 2% of eligible compensation.  We recognized as compensation expense our total matching contribution of $13 million in 2007 and $12 million in 2006 and 2005.

Note 19 – Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2007, 2006 and 2005.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased
Authorization Date	2007	2006	2005	2007		2006		2005
October 2007	11,431	—	—	$437		$—		$—
March 2007	15,092	—	—	500		—		—
September 2006	15,274	1,056	—	469		31		—
March 2006	—	20,145	—	—		500		—
November 2005	—	19,128	1,289	—		469		31
May 2005	—	—	20,279	—		—		500
January 2005	—	—	19,926	—		—		500
May 2004	—	—	1,068	—		—		25
Total	41,797	40,329	42,562	$1,406	(a)	$1,000	(b)	$1,056

(a)
Amounts excludes the effects of $17 million in share repurchases (0.6 million shares) with trade dates prior to the 2006 fiscal year end but cash settlement dates subsequent to the 2006 fiscal year end and includes the effect of $13 million in share repurchases (0.4 million shares) with trade dates prior to the 2007 fiscal year end but cash settlement dates subsequent to the 2007 fiscal year.

(b)	Amount includes effects of $17 million in share repurchases (0.6 million shares) with trade dates prior to the 2006 fiscal year end but cash settlement dates subsequent to the 2006 fiscal year end.

As of December 29, 2007, we have $813 million available for future repurchases (includes the impact of shares repurchased but not yet cash settled above) under our October 2007 share repurchase authorization.  Additionally, in January 2008 our Board of Directors authorized additional share repurchases, through January 2009, of up to an additional $1.25 billion (excluding applicable transaction fees) of our outstanding Common Stock.  Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

Accumulated Other Comprehensive Income (Loss) – Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity.  Amounts included in other accumulated comprehensive loss for the Company’s derivative instruments and unrecognized actuarial losses are recorded net of the related income tax effects.  Refer to Note 16 for additional information about our pension accounting and Note 15 for additional information about our derivative instruments.  The following table gives further detail regarding the composition of other accumulated comprehensive income (loss) at December 29, 2007 and December 30, 2006.

	2007	2006
Foreign currency translation adjustment	$94	$—
Pension and post retirement losses, net of tax	(64)	(160)
Net unrealized losses on derivative instruments, net of tax	(10)	4
Total accumulated other comprehensive income (loss)	$20	$(156)

Note 20 – Income Taxes

The details of our income tax provision (benefit) are set forth below:

	2007	2006	2005
Current: Federal	$229	$181	$241
Foreign	151	131	113
State	(3)	2	11
	377	314	365

Deferred: Federal	(125)	(33)	(66)
Foreign	27	(13)	(20)
State	3	16	(15)
	(95)	(30)	(101)
	$282	$284	$264

Included in the federal tax provision above for 2005 is approximately $20 million current tax provided on $500 million of earnings in our foreign investments which we repatriated to the U.S. in 2005.  We made the determination to repatriate such earnings as the result of The American Jobs Creation Act of 2004 which became law on October 22, 2004 (the “Act”).  The Act allowed a dividend received deduction of 85% of repatriated qualified foreign earnings in fiscal year 2005. The federal and state tax provision for 2006 includes $4 million current tax benefit as a result of the reconciliation of tax on repatriated earnings as recorded in our Consolidated Statements of Income to the amounts on our tax returns.

The deferred tax provision includes $120 million and $39 million of benefit in 2007 and 2005, respectively, and $4 million of expense in 2006 for changes in valuation allowances due to changes in determinations regarding the likelihood of the use of certain deferred tax assets that existed at the beginning of the year.  The deferred tax provisions also include $16 million, $72 million and $26 million in 2007, 2006 and 2005, respectively, for increases in valuation allowances recorded against deferred tax assets generated during the year.  Additionally, foreign currency translation and other adjustments contributed to the fluctuations.  Total changes in valuation allowances were decreases of $37 million and $36 million in 2007 and 2005, respectively, and an increase of $112 million in 2006.  See additional discussion of federal valuation allowances adjustments in the effective tax rate discussion below.

The deferred foreign tax provision includes $17 million and $2 million of expense in 2007 and 2006, respectively, for the impact of changes in statutory tax rates in various countries. The $17 million of expense for 2007 includes $20 million for the Mexico tax law change enacted during the fourth quarter of 2007.  The 2007 deferred state tax provision includes $4 million ($3 million, net of federal tax) of benefit for the impact of state law changes.  The 2006 deferred state tax provision includes $12 million ($8 million, net of federal tax) of expense for the impact of state law changes.  The 2005 deferred state tax provision includes $8 million ($5 million, net of federal tax) of expense for the impact of state law changes.

U.S. and foreign income before income taxes are set forth below:

	2007	2006	2005
U.S.	$527	$626	$690
Foreign	664	482	336
	$1,191	$1,108	$1,026

The above U.S. income includes all income taxed in the U.S. even if the income is earned outside the U.S.

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2007	2006	2005
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.0	2.0	1.6
Foreign and U.S. tax effects attributable to foreign operations	(5.7)	(7.8)	(8.4)
Adjustments to reserves and prior years	2.6	(3.5)	(1.1)
Repatriation of foreign earnings	—	(0.4)	2.0
Non-recurring foreign tax credit adjustments	—	(6.2)	(1.7)
Valuation allowance additions (reversals)	(9.0)	6.8	(1.1)
Other, net	(0.2)	(0.3)	(0.5)
Effective income tax rate	23.7%	25.6%	25.8%

Our 2007 effective income tax rate was positively impacted by valuation allowance reversals.  In December 2007, the Company finalized various tax planning strategies based on completing a review of our international operations, distributed a $275 million intercompany dividend and sold our interest in our Japan unconsolidated affiliate.  As a result, in the fourth quarter of 2007, we reversed approximately $82 million of valuation allowances associated with foreign tax credit carryovers that we now believe are more likely than not to be claimed on future tax returns.  In 2007, benefits associated with our foreign and U.S. tax effects attributable to foreign operations were negatively impacted by $36 million of expense associated with the $275 million intercompany dividend and approximately $20 million of expense for adjustments to our deferred tax balances as a result of the Mexico tax law change enacted during the fourth quarter of 2007.  These negative impacts were partially offset by a higher percentage of our income being earned outside the U.S.  Additionally, the effective tax rate was negatively impacted by the year-over-year change in adjustments to reserves and prior years.

Our 2006 effective income tax rate was positively impacted by the reversal of tax reserves in connection with our regular U.S. audit cycle as well as certain out-of-year adjustments to reserves and accruals that lowered our effective income tax rate by 2.2 percentage points.  The reversal of tax reserves was partially offset by valuation allowance additions on foreign tax credits of approximately $36 million for which, as a result of the tax reserve reversals, we believed were not likely to be utilized before they expired.  We also recognized deferred tax assets for the foreign tax credit impact of non-recurring decisions to repatriate certain foreign earnings in 2007.  However, we provided full valuation allowances on such assets as we did not believe it was more likely than not that they would be realized at that time.  The 2005 tax rate was favorably impacted by the reversal of valuation allowances and the recognition of certain non-recurring foreign tax credits that we were able to substantiate during 2005.

Adjustments to reserves and prior years include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets.  Adjustments to reserves and prior years also includes changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position.  We evaluate these reserves, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, that we believe may impact our exposure.

The details of 2007 and 2006 deferred tax assets (liabilities) are set forth below:

	2007	2006
Net operating loss and tax credit carryforwards	$363	$337
Employee benefits, including share-based compensation	209	189
Self-insured casualty claims	73	85
Lease related liabilities	115	95
Various liabilities	124	92
Deferred income and other	36	66
Gross deferred tax assets	920	864
Deferred tax asset valuation allowances	(308)	(345)
Net deferred tax assets	$612	$519

Intangible assets and property, plant and equipment	$(156)	$(149)
Lease related assets	(41)	(23)
Other	(58)	(55)
Gross deferred tax liabilities	(255)	(227)
Net deferred tax assets (liabilities)	$357	$292

Reported in Consolidated Balance Sheets as:
Deferred income taxes – current	$125	$57
Deferred income taxes – long-term	290	320
Accounts payable and other current liabilities	(8)	(8)
Other liabilities and deferred credits	(50)	(77)
	$357	$292

We have not provided deferred tax on certain undistributed earnings from our foreign subsidiaries as we believe they are indefinitely reinvested.  This amount may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries.  We estimate that our total net undistributed earnings upon which we have not provided deferred tax total approximately $810 million at December 29, 2007.  A determination of the deferred tax liability on such earnings is not practicable. Foreign operating and capital loss carryforwards totaling $705 million and state operating loss carryforwards totaling $1.1 billion at year end 2007 are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.  These losses will expire as follows:  $27 million in 2008, $113 million between 2009 and 2012, $1.1 billion between 2013 and 2027 and $601 million may be carried forward indefinitely.  In addition, tax credits totaling $99 million are available to reduce certain federal and state liabilities, of which $26 million will expire between 2009 and 2012, $66 million will expire between 2013 and 2027 and $7 million may be carried forward indefinitely.

Effective December 31, 2006, we adopted FIN 48 which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  Upon adoption, we recognized an additional $13 million for unrecognized tax benefits, which we accounted for as a reduction to our opening balance of retained earnings.

The Company had $376 million of unrecognized tax benefits at December 29, 2007, $194 million of which, if recognized, would affect the effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

2007
Balance upon adoption at December 31, 2006	$318
Additions on tax positions related to the current year	105
Additions for tax positions of prior years	17
Reductions for tax positions of prior years	(49)
Reductions for settlements	(6)
Reductions due to statute expiration	(11)
Foreign currency translation adjustment	2
Balance at December 29, 2007	$376

The balance of unrecognized tax benefits previously disclosed upon adoption as of December 31, 2006 increased from $283 million to $318 million as a result of additional uncertain temporary tax positions identified in 2007.  These unrecognized tax benefits were properly recorded on our Consolidated Balance Sheet at December 31, 2006, but were not identified as uncertain tax positions for disclosure purposes.  As these items were temporary in nature, there was no change to the disclosed amount of $185 million of unrecognized tax benefits which, if recognized, would affect the effective income tax rate.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, China, the United Kingdom, Mexico and Australia.  As of December 29, 2007, the earliest years that the Company was subject to examination in these jurisdictions were 1999 in the U.S., 2004 in China, 2000 in the United Kingdom, 2001 in Mexico and 2003 in Australia.  In addition, the Company is subject to various U.S. state income tax examinations, for which, in the aggregate, we had significant unrecognized tax benefits at December 29, 2007.  The Company believes that it is reasonably possible that its unrecognized tax benefits may decrease by approximately $110 million in the next 12 months.  Of this amount, approximately $95 million relates to items temporary in nature which will have no impact on the 2008 effective tax rate.  The remaining $15 million decrease in unrecognized tax benefits relate to various positions, each of which are individually insignificant, which if recognized upon audit settlement or statute expiration, will affect the effective income tax rate by approximately $12 million.

At December 29, 2007, total liabilities of $319 million, including $58 million for the payment of accrued interest and penalties, are included in Other liabilities and deferred credits as reported on the Consolidated Balance Sheet. Total accrued interest and penalties recorded at December 29, 2007 were $58 million.  During 2007, accrued interest decreased by $16 million, of which $11 million affected the 2007 effective tax rate.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of its income tax provision.

See Note 22 for further discussion of certain proposed Internal Revenue Service adjustments.

Note 21 – Reportable Operating Segments

We are principally engaged in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut, Taco Bell, LJS and A&W concepts. KFC, Pizza Hut, Taco Bell, LJS and A&W operate throughout the U.S. and in 104, 96, 14, 6 and 10 countries and territories outside the U.S., respectively.  Our five largest international markets based on operating profit in 2007 are China, United Kingdom, Asia Franchise, Australia and Mexico.  At the end of fiscal year 2007, we had investments in 6 unconsolidated affiliates outside the U.S. which operate principally KFC and/or Pizza Hut restaurants.  These unconsolidated affiliates operate in China and Japan. Subsequent to the fiscal year ended 2007 the Company sold its interest in its unconsolidated affiliate in Japan (See Note 5 for further discussion).

We identify our operating segments based on management responsibility.  The China Division includes mainland China, Thailand, KFC Taiwan, and the International Division includes the remainder of our international operations.  For purposes of applying SFAS No. 131, “Disclosure About Segments of An Enterprise and Related Information” (“SFAS 131”) in the U.S., we consider LJS and A&W to be a single operating segment.  We consider our KFC, Pizza Hut, Taco Bell and LJS/A&W operating segments in the U.S. to be similar and therefore have aggregated them into a single reportable operating segment.

	Revenues
	2007	2006	2005
United States	$5,197	$5,603	$5,929
International Division(a)	3,075	2,320	2,124
China Division(a)	2,144	1,638	1,296
	$10,416	$9,561	$9,349

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2007	2006	2005
United States	$739	$763	$760
International Division(b)	480	407	372
China Division(b)	375	290	211
Unallocated and corporate expenses	(257)	(229)	(246)
Unallocated other income (expense)(c)	9	7	13
Unallocated refranchising gain (loss)(d)	11	24	43
Total operating profit	1,357	1,262	1,153
Interest expense, net	(166)	(154)	(127)
Income before income taxes	$1,191	$1,108	$1,026

	Depreciation and Amortization
	2007	2006	2005
United States	$247	$259	$266
International Division	161	115	107
China Division	117	95	82
Corporate	17	10	14
	$542	$479	$469

	Capital Spending
	2007	2006	2005
United States	$304	$329	$333
International Division	189	118	96
China Division	246	165	159
Corporate	3	2	21
	$742	$614	$609

	Identifiable Assets
	2007	2006	2005
United States	$2,884	$2,909	$3,118
International Division(e)	2,254	2,100	1,536
China Division(e)	1,116	869	746
Corporate(f)	988	490	397
	$7,242	$6,368	$5,797

	Long-Lived Assets(g)
	2007	2006	2005
United States	$2,595	$2,604	$2,800
International Division(h)	1,429	1,357	804
China Division(h)	757	595	517
Corporate	73	84	103
	$4,854	$4,640	$4,224

(a)
Includes revenues of $1.3 billion, $673 million and $483 million for entities in the United Kingdom for 2007, 2006 and 2005, respectively. Includes revenues of $1.9 billion, $1.4 billion and $1.0 billion in mainland China for 2007, 2006 and 2005, respectively.

(b)
Includes equity income of unconsolidated affiliates of $4 million, $10 million and $21 million in 2007, 2006 and 2005, respectively, for the International Division.  Includes equity income of unconsolidated affiliates of $47 million, $41 million, and $30 million in 2007, 2006 and 2005, respectively, for the China Division.

(c)	Includes net gains of approximately $6 million, $2 million and $11 million in 2007, 2006 and 2005, respectively, associated with the sale of our Poland/Czech Republic business. See Note 9.

(d)	Refranchising gain (loss) is not allocated to the U.S., International Division or China Division segments for performance reporting purposes.

(e)
Includes investment in unconsolidated affiliates of $63 million, $64 million and $117 million for 2007, 2006 and 2005, respectively, for the International Division.  Includes investment in unconsolidated affiliates of $90 million, $74 million and $56 million for 2007, 2006 and 2005, respectively, for the China Division.

(f)	Primarily includes deferred tax assets, property, plant and equipment, net, related to our office facilities and cash.

(g)	Includes property, plant and equipment, net, goodwill, and intangible assets, net.

(h)
Includes long-lived assets of $843 million, $813 million and $271 million for entities in the United Kingdom for 2007, 2006 and 2005, respectively.  Includes long-lived assets of $651 million, $495 million and $430 million in mainland China for 2007, 2006 and 2005, respectively.

See Note 5 for additional operating segment disclosures related to impairment, store closure (income) costs and the carrying amount of assets held for sale.

Note 22 – Guarantees, Commitments and Contingencies

Lease Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2026.  As of December 29, 2007, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $400 million.  The present value of these potential payments discounted at our pre-tax cost of debt at December 29, 2007 was approximately $325 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at December 29, 2007 and December 30, 2006 was not material.

Franchise Loan Pool Guarantees

We have provided a partial guarantee of approximately $12 million of a franchisee loan pool related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at December 29, 2007.  In support of this guarantee, we have provided a standby letter of credit of $18 million under which we could potentially be required to fund a portion of the franchisee loan pool.  The total loans outstanding under the loan pool were approximately $62 million at December 29, 2007.

The loan pool is funded by the issuance of commercial paper by a conduit established for that purpose.  A disruption in the commercial paper markets may result in the Company and the participating financial institutions having to fund commercial paper issuances that have matured.  Any funding under the guarantee or letter of credit would be secured by the franchisee loans and any related collateral.  We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities. These provisions were primarily charged to net refranchising (gain) loss.  New loans added to the loan pool in 2007 were not significant.

All outstanding loans in another franchisee loan pool we previously partially guaranteed were paid in full during 2007.  No further loans will be made from this loan pool.

Unconsolidated Affiliates Guarantees

From time to time we have guaranteed certain lines of credit and loans of unconsolidated affiliates.  At December 29, 2007 there are no guarantees outstanding for unconsolidated affiliates.  Our unconsolidated affiliates had total revenues of $1.4 billion for the year ended December 29, 2007 and assets and debt of approximately $665 million and $22 million, respectively, at December 29, 2007.

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

Legal Proceedings

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

LJS believed that Johnson’s claims, as well as the claims of all other similarly situated parties, should be resolved in individual arbitrations pursuant to LJS’s Dispute Resolution Program (“DRP”), and that a collective action to resolve these claims in court was clearly inappropriate under the current state of the law.  Accordingly, LJS moved to compel arbitration in the Johnson case.  The Court determined on June 7, 2004 that Johnson’s individual claims should be referred to arbitration.  Johnson appealed, and the decision of the District Court was affirmed in all respects by the United States Court of Appeals for the Sixth Circuit on July 5, 2005.

On December 19, 2003, counsel for plaintiff in the above referenced Johnson lawsuit, filed a separate demand for arbitration with the American Arbitration Association (“AAA”) on behalf of former LJS managers Erin Cole and Nick Kaufman (the “Cole Arbitration”).  Claimants in the Cole Arbitration demand a class arbitration on behalf of the same putative class - and the same underlying FLSA claims - as were alleged in the Johnson lawsuit.  The complaint in the Cole Arbitration subsequently was amended to allege a practice of deductions (distinct from the allegations as to the Policy) in violation of the FLSA salary basis test.  LJS has denied the claims and the putative class alleged in the Cole Arbitration.

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

On January 5, 2007, LJS moved to dismiss the clause construction award appeal and that motion was granted by the Fourth Circuit on January 10, 2007.  While judicial review of the clause construction award was pending in the U.S. District Court, the arbitrator permitted claimants to move for a class determination award, which was opposed by LJS.  On September 19, 2005, the arbitrator issued a class determination award, certifying a class of LJS’s RGMs and ARGMs employed between December 17, 1998, and August 22, 2004, on FLSA claims, to proceed on an opt-out basis under the AAA Class Rules.  That class determination award was upheld on appeal by the United States District Court for the District of South Carolina on January 20, 2006, and the arbitrator declined to reconsider the award.  LJS appealed the ruling of the United States District Court to the United States Court of Appeals for the Fourth Circuit.  On January 28, 2008, the Fourth Circuit issued its ruling, affirming the decision of the District Court, and thereby affirming the class determination award of the arbitrator.  LJS is currently considering the merits of an appeal to the United States Supreme Court.

In light of the decision of the Fourth Circuit, LJS now believes that it is probable the Cole Arbitration will proceed on a class basis, governed by the opt-out collective action provisions of the AAA Class Rules.  LJS also believes, however, that each individual should not be able to recover for more than two years (and a maximum three years) prior to the date they file a consent to join the arbitration.  We have provided for the estimated costs of the Cole Arbitration, based on our current projection of eligible claims, the amount of each eligible claim, the estimable claim recovery rates for class actions of this type, the estimated legal fees incurred by the claimants and the results of settlement negotiations in this and other wage and hour litigation matters.  But in view of the novelties of proceeding under the AAA Class Rules and the inherent uncertainties of litigation, there can be no assurance that the outcome of the arbitration will not result in losses in excess of those currently provided for in our Consolidated Financial Statements.

On September 2, 2005, a collective action lawsuit against the Company and KFC Corporation, originally styled Parler v. Yum Brands, Inc., d/b/a KFC, and KFC Corporation, was filed in the United States District Court for the District of Minnesota.  Plaintiffs allege that they and other current and former KFC Assistant Unit Managers (“AUMs”) were improperly classified as exempt employees under the FLSA.  Plaintiffs seek overtime wages and liquidated damages.  On January 17, 2006, the District Court dismissed the claims against the Company with prejudice, leaving KFC Corporation as the sole defendant.  Plaintiffs amended the complaint on September 8, 2006, to add related state law claims on behalf of a putative class of KFC AUMs employed in Illinois, Minnesota, Nevada, New Jersey, New York, Ohio, and Pennsylvania. On October 24, 2006, plaintiffs moved to decertify the conditionally certified FLSA action, and KFC Corporation did not oppose the motion.  On June 4, 2007, the District Court decertified the collective action and dismissed all opt-in plaintiffs without prejudice.  Subsequently, plaintiffs filed twenty-seven new cases around the country, most of which allege a statewide putative collective/class action.  Plaintiffs also filed 324 individual arbitrations with the American Arbitration Association (“AAA”). KFC filed a motion with the Judicial Panel on Multidistrict Litigation (“JPML”) to transfer all twenty-eight pending cases to a single district court for coordinated pretrial proceedings pursuant to the Multidistrict Litigation (“MDL”) statute, 28 U.S.C. § 1407.  KFC also filed a motion with the Minnesota District Court to enjoin the 324 AAA arbitrations on the ground that Plaintiffs waived the right to arbitrate by their participation in the Minnesota (Parler) litigation.  Finally, KFC filed a motion in the new Minnesota action to deny certification of a collective or class action on the ground that Plaintiffs are judicially and equitably estopped from proceeding collectively on behalf of a class in light of positions they took in the Parler case.  The Court denied KFC’s motion without prejudice.  On January 3, 2008, the JPML granted KFC’s motion to transfer all of the pending court cases to the Minnesota District Court for discovery and pre-trial proceedings.  On January 4, 2008, KFC’s motion to enjoin the 324 arbitrations on the ground that plaintiffs have waived their right to arbitrate was granted.

We believe that KFC has properly classified its AUMs as exempt under the FLSA and applicable state law, and accordingly intend to vigorously defend against all claims in these lawsuits.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On August 4, 2006, a putative class action lawsuit against Taco Bell Corp. styled Rajeev Chhibber vs. Taco Bell Corp. was filed in Orange County Superior Court. On August 7, 2006, another putative class action lawsuit styled Marina Puchalski v. Taco Bell Corp. was filed in San Diego County Superior Court. Both lawsuits were filed by a Taco Bell RGM purporting to represent all current and former RGMs who worked at corporate-owned restaurants in California from August 2002 to the present.  The lawsuits allege violations of California’s wage and hour laws involving unpaid overtime and meal and rest period violations and seek unspecified amounts in damages and penalties.  As of September 7, 2006, the Orange County case was voluntarily dismissed by the plaintiff and both cases have been consolidated in San Diego County.  Discovery is underway, with pre-certification discovery cutoff set for June 2, 2008 and a July 1, 2008 deadline for plaintiffs to file their motion for class certification.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On September 10, 2007, a putative class action against Taco Bell Corp., the Company and other related entities styled Sandrika Medlock v. Taco Bell Corp., was filed in United States District Court, Eastern District, Fresno, California. The case was filed on behalf of all hourly employees who have worked for the defendants within the last four years and alleges numerous violations of California labor laws including unpaid overtime, failure to pay wages on termination, denial of meal and rest breaks, improper wage statements, unpaid business expenses and unfair or unlawful business practices in violation of California Business & Professions Code §17200.  The Company was dismissed from the case without prejudice on January 10, 2008, and discovery is underway.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On December 21, 2007, a putative class action lawsuit against KFC U.S. Properties, Inc. styled Baskall v. KFC U.S. Properties, Inc., was filed in San Diego County Superior Court on behalf of all current and former RGMs, AUMs and Shift Supervisors who worked at KFC's California restaurants since December 18, 2003.  The lawsuit alleges violations of California’s wage and hour and unfair competition laws, including denial of sufficient meal and rest periods, improperly itemized pay stubs, and delays in issuing final paychecks, and seeks unspecified amounts in damages, injunctive relief, and attorneys' fees and costs.  KFC has not yet been served with the complaint.

KFC denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On December 17, 2002, Taco Bell was named as the defendant in a class action lawsuit filed in the United States District Court for the Northern District of California styled Moeller, et al. v. Taco Bell Corp.  On August 4, 2003, plaintiffs filed an amended complaint that alleges, among other things, that Taco Bell has discriminated against the class of people who use wheelchairs or scooters for mobility by failing to make its approximately 220 company-owned restaurants in California (the “California Restaurants”) accessible to the class.  Plaintiffs contend that queue rails and other architectural and structural elements of the Taco Bell restaurants relating to the path of travel and use of the facilities by persons with mobility-related disabilities do not comply with the U.S. Americans with Disabilities Act (the “ADA”), the Unruh Civil Rights Act (the “Unruh Act”), and the California Disabled Persons Act (the “CDPA”).  Plaintiffs have requested:  (a) an injunction from the District Court ordering Taco Bell to comply with the ADA and its implementing regulations; (b) that the District Court declare Taco Bell in violation of the ADA, the Unruh Act, and the CDPA; and (c) monetary relief under the Unruh Act or CDPA.  Plaintiffs, on behalf of the class, are seeking the minimum statutory damages per offense of either $4,000 under the Unruh Act or $1,000 under the CDPA for each aggrieved member of the class.  Plaintiffs contend that there may be in excess of 100,000 individuals in the class.

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

At a status conference on September 27, 2007, the court set a trial date of November 10, 2008 with respect to not more than 20 restaurants to determine the issue of liability and common issues.  Discovery related to the subject of the mini-trial is underway.  The parties are in discussions intended to get to mediation.

Taco Bell has denied liability and intends to vigorously defend against all claims in this lawsuit.  Taco Bell has taken certain steps to address potential architectural and structural compliance issues at the restaurants in accordance with applicable state and federal disability access laws.  The costs associated with addressing these issues have not, and are not expected to significantly impact our results of operations.  It is not possible at this time to reasonably estimate the probability or amount of liability for monetary damages on a class wide basis to Taco Bell.

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

On December 6, 2006, a lawsuit styled Tyler Vormittag, et. al. v. Taco Bell Corp, Taco Bell of America, Inc. and Yum! Brands, Inc. was filed in the Supreme Court of the State of New York, County of Suffolk.  Mr. Vormittag, a minor, alleges he became ill after consuming food purchased from a Taco Bell restaurant in Riverhead, New York, which was allegedly contaminated with E. coli 0157:H7.  Subsequently, twenty-six other cases have been filed naming the Company, Taco Bell Corp., Taco Bell of America, K.F.C. Company (alleged owner/operator of the Taco Bell restaurant claimed to be at issue in one case), and/or Yum! Restaurant Services Group, Inc. and alleging similar facts on behalf of other customers.

According to the allegations common to all the Complaints, each Taco Bell customer became ill after ingesting contaminated food in late November or early December 2006 from Taco Bell restaurants located in the northeast states implicated in the outbreak.  Discovery is in the preliminary stages.  However, the Company believes, based on the allegations, that the stores identified in fourteen of the Complaints are in fact not owned by the Company or any of its subsidiaries. As such, the Company believes that at a minimum it is not liable for any losses at these stores.  Three of these Complaints have been dismissed without prejudice pending settlement discussions with plaintiffs’ counsel.  A fourth was dismissed with prejudice as against the Company on the ground that neither the Company nor any of its subsidiaries owned or operated the store at issue.

Additionally, the Company has received a number of claims from customers who have alleged injuries relating to the E.coli outbreak, but have not filed lawsuits.  Several of these claims have been settled.

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

On March 14, 2007, a lawsuit styled Boskovich Farms, Inc. v. Taco Bell Corp. and Does 1 through 100 was filed in the Superior Court of the State of California, Orange County.  Boskovich Farms, a supplier of produce to Taco Bell, alleges in its Complaint, among other things, that it suffered damage to its reputation and business as a result of publications and/or statements it claims were made by Taco Bell in connection with Taco Bell’s reporting of results of certain tests conducted during investigations on green onions used at Taco Bell restaurants.  The Company believes that the Complaint should properly be heard in an alternative dispute resolution forum according to the contractual terms governing the relationship of the parties.  The Company filed a motion to compel ADR and stay the litigation on May 1, 2007.  The Court entered an order granting this motion on June 14, 2007.  Boskovich filed a writ petition to set aside the trial court’s ruling compelling ADR; the writ petition was denied in October 2007.  The parties are currently in the process of selecting a mediator.  The Company denies liability and intends to vigorously defend against all claims in any arbitration and the lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

Proposed Internal Revenue Service Adjustments

In early 2007, the Internal Revenue Service (the “IRS”) informed the Company of its intent to propose certain adjustments based on its position that the Company did not file Gain Recognition Agreements (“GRAs”) in connection with certain transfers of foreign subsidiaries among its affiliated group.  In the fourth quarter of 2007, prior to any adjustments being proposed, the Company and the IRS settled this matter for an amount that was not significant to the Company’s financial results or condition.

Note 23 - Selected Quarterly Financial Data (Unaudited)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,942	$2,073	$2,243	$2,842	$9,100
Franchise and license fees	281	294	321	420	1,316
Total revenues	2,223	2,367	2,564	3,262	10,416
Restaurant profit(a)	288	310	353	376	1,327
Operating profit	316	310	401	330	1,357
Net income	194	214	270	231	909
Diluted earnings per common share	0.35	0.39	0.50	0.44	1.68
Dividends declared per common share	—	0.15	—	0.30	0.45

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,819	$1,912	$1,989	$2,645	$8,365
Franchise and license fees	266	270	289	371	1,196
Total revenues	2,085	2,182	2,278	3,016	9,561
Restaurant profit(a)	284	301	321	365	1,271
Operating profit	282	307	344	329	1,262
Net income	170	192	230	232	824
Diluted earnings per common share	0.30	0.34	0.41	0.41	1.46
Dividends declared per common share	0.0575	0.075	—	0.30	0.4325

(a)
Restaurant profit is defined as Company sales less expenses incurred directly by Company restaurants in generating Company sales.  These expenses are presented as subtotals on our Consolidated Statements of Income.

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

We maintain a system of internal control over financial reporting, designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition.  The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity.  We have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 29, 2007.  Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified.

The Consolidated Financial Statements have been audited and reported on by our independent auditors, KPMG LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board.  We believe that management representations made to the independent auditors were valid and appropriate.  Additionally, the effectiveness of our internal control over financial reporting has been audited and reported on by KPMG LLP.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, provides oversight to our financial reporting process and our controls to safeguard assets through periodic meetings with our independent auditors, internal auditors and management.  Both our independent auditors and internal auditors have free access to the Audit Committee.

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 29, 2007 provide reasonable assurance that our assets are reasonably safeguarded.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 29, 2007.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Election of Directors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2007.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation

Information regarding executive and director compensation and the Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2007.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2007.

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

Date:                      February 22, 2008

YUM! BRANDS, INC.

By:	/s/ David C. Novak

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David C. Novak David C. Novak	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	February 22, 2008
/s/ Richard T. Carucci Richard T. Carucci	Chief Financial Officer (principal financial officer)	February 22, 2008
/s/ Ted F. Knopf Ted F. Knopf	Senior Vice President Finance and Corporate Controller (principal accounting officer)	February 22, 2008
/s/ David W. Dorman David W. Dorman	Director	February 22, 2008
/s/ Massimo Ferragamo Massimo Ferragamo	Director	February 22, 2008
/s/ J. David Grissom J. David Grissom	Director	February 22, 2008

/s/ Bonnie G. Hill Bonnie G. Hill	Director	February 22, 2008
/s/ Robert Holland, Jr. Robert Holland, Jr.	Director	February 22, 2008
/s/ Kenneth G. Langone Kenneth G. Langone	Director	February 22, 2008
/s/ Jonathan S. Linen Jonathan S. Linen	Director	February 22, 2008
/s/ Thomas C. Nelson Thomas C. Nelson	Director	February 22, 2008
/s/ Thomas M. Ryan Thomas M. Ryan	Director	February 22, 2008
/s/ Jackie Trujillo Jackie Trujillo	Director	February 22, 2008

YUM! Brands, Inc.
Exhibit Index
(Item 15)

Exhibit Number	Description of Exhibits

3.1	Restated Articles of Incorporation of YUM, which are incorporated herein by reference from Exhibit 3.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2005.

3.2	Amended and restated Bylaws of YUM, which are incorporated herein by reference from Exhibit 3.2 on Form 8-K filed on May 17, 2002.

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

(ii)        6.25% Senior Notes due March 15, 2018 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM’s Report on Form 8-K filed on October 22, 2007.

(iii)       6.875% Senior Notes due November 15, 2037 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.3 to YUM’s Report on Form 8-K filed on October 22, 2007.

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

10.6
Amended and Restated Credit Agreement, dated November 29, 2007 among YUM, the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Lead Arrangers and Bookrunners and Citibank N.A., as Syndication Agent (as filed herewith).

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

10.24†	Employment agreement between YUM and David C. Novak, dated September 24, 2004, which is incorporated herein by reference from Exhibit 10.24 on Form 8-K filed on September 24, 2004.

10.25†	Form of YUM Director Stock Option Award Agreement, which is incorporated herein by reference from Exhibit 10.25 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.26†	Form of YUM 1999 Long Term Incentive Plan Award Agreement, which is incorporated herein by reference from Exhibit 10.26 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

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

10.30
Amended and Restated Credit Agreement, dated November 29, 2007, among YUM, the lenders party thereto, Citigroup Global Markets Ltd. and J.P. Morgan Securities Inc., as Lead Arrangers and Bookrunners, and Citigroup International Plc and Citibank, N.A., Canadian Branch, as Facility Agents (as filed herewith).

10.31†
Severance Agreement (in the event of change in control) for Emil Brolick, dated as of February 15, 2001, which is incorporated herein by reference from Exhibit 10.31 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

10.32†
YUM! Brands Leadership Retirement Plan, as in effect January 1, 2005, which is incorporated herein by reference from Exhibit 10.32 to YUM’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2007.

10.33†	1999 Long Term Incentive Plan Award (Restricted Stock Unit Agreement) by and between the Company and David Novak, dated as of January 24, 2008 (as filed herewith).

12.1	Computation of ratio of earnings to fixed charges.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

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