Form 10-Q
period 2008-03-22
YUM BRANDS INC
filed 2008-04-29
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q
(Mark One)
[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 22, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

Commission file number 1-13163
________________________
YUM! BRANDS, INC.
 (Exact name of registrant as specified in its charter)

North Carolina	13-3951308
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1441 Gardiner Lane, Louisville, Kentucky	40213
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 874-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [Ö]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer:  [Ö] Accelerated filer:  [  ] Non-accelerated filer:  [  ] Smaller reporting company:  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [Ö]

The number of shares outstanding of the Registrant’s Common Stock as of April 21, 2008 was 473,731,339 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter
	3/22/08	3/24/07
Revenues
Company sales	$2,094	$1,942
Franchise and license fees	314	281
Total revenues	2,408	2,223

Costs and Expenses, Net
Company restaurants
Food and paper	669	586
Payroll and employee benefits	533	514
Occupancy and other operating expenses	584	554
	1,786	1,654
General and administrative expenses	276	262
Franchise and license expenses	14	8
Closures and impairment (income) expenses	(2)	4
Refranchising (gain) loss	25	(1)
Other (income) expense	(115)	(20)
Total costs and expenses, net	1,984	1,907
Operating Profit	424	316
Interest expense, net	53	36
Income Before Income Taxes	371	280
Income tax provision	117	86
Net Income	$254	$194

Basic Earnings Per Common Share	$0.52	$0.36

Diluted Earnings Per Common Share	$0.50	$0.35

Dividends Declared Per Common Share	$0.15	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter
	3/22/08	3/24/07
Cash Flows – Operating Activities
Net Income	$254	$194
Depreciation and amortization	120	112
Closures and impairment (income) expenses	(2)	4
Refranchising (gain) loss	25	(1)
Gain on sale of interest in Japan unconsolidated affiliate	(100)	—
Deferred income taxes	19	(11)
Equity income from investments in unconsolidated affiliates	(11)	(13)
Excess tax benefits from share-based compensation	(9)	(12)
Share-based compensation expense	15	14
Changes in accounts and notes receivable	(3)	(12)
Changes in inventories	6	(4)
Changes in prepaid expenses and other current assets	(5)	(6)
Changes in accounts payable and other current liabilities	(53)	(35)
Changes in income taxes payable	30	53
Other non-cash charges and credits, net	62	57
Net Cash Provided by Operating Activities	348	340

Cash Flows – Investing Activities
Capital spending	(113)	(93)
Proceeds from refranchising of restaurants	19	34
Sales of property, plant and equipment	7	12
Other, net	3	5
Net Cash Used in Investing Activities	(84)	(42)

Cash Flows – Financing Activities
Repayments of long-term debt	(4)	(2)
Revolving credit facilities, three months or less, net	433	165
Short-term borrowings by original maturity
More than three months – proceeds	—	1
More than three months – payments	—	(183)
Three months or less, net	24	(11)
Repurchase shares of Common Stock	(994)	(246)
Excess tax benefits from share-based compensation	9	12
Employee stock option proceeds	12	28
Dividends paid on Common Stock	(75)	(40)
Net Cash Used in Financing Activities	(595)	(276)
Effect of Exchange Rates on Cash and Cash Equivalents	6	—
Net Increase (Decrease) in Cash and Cash Equivalents	(325)	22
Change in Cash and Cash Equivalents due to consolidation of an entity in China	17	—
Cash and Cash Equivalents - Beginning of Period	789	319
Cash and Cash Equivalents - End of Period	$481	$341

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	3/22/08	12/29/07
ASSETS
Current Assets
Cash and cash equivalents	$481	$789
Accounts and notes receivable, less allowance: $23 in 2008 and $21 in 2007	268	225
Inventories	130	128
Prepaid expenses and other current assets	197	142
Deferred income taxes	129	125
Advertising cooperative assets, restricted	95	72
Total Current Assets	1,300	1,481
Property, plant and equipment, net of accumulated depreciation and amortization of $3,420 in 2008 and $3,283 in 2007	3,807	3,849
Goodwill	661	672
Intangible assets, net	327	333
Investments in unconsolidated affiliates	33	153
Other assets	477	464
Deferred income taxes	308	290
Total Assets	$6,913	$7,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,468	$1,650
Income taxes payable	85	52
Short-term borrowings	312	288
Advertising cooperative liabilities	95	72
Total Current Liabilities	1,960	2,062

Long-term debt	3,372	2,924
Other liabilities and deferred credits	1,202	1,117
Total Liabilities	6,534	6,103

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 473 shares and 499 shares issued in 2008 and 2007, respectively	—	—
Retained earnings	374	1,119
Accumulated other comprehensive income	5	20
Total Shareholders’ Equity	379	1,139
Total Liabilities and Shareholders’ Equity	$6,913	$7,242

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

1.	Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the fiscal year ended December 29, 2007 (“2007 Form 10-K”).  Except as disclosed herein, there has been no material change in the information disclosed in the Notes to our Consolidated Financial Statements included in the 2007 Form 10-K.

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprise the worldwide operations of KFC, Pizza Hut,  Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”).  References to YUM throughout these Notes to our Financial Statements are made using the first person notations of “we,” “us” or “our.”

YUM’s business consists of three reporting segments:  United States, the International Division (“YRI”) and the China Division.  The China Division includes mainland China, Thailand, and KFC Taiwan, and the International Division includes the remainder of our international operations.

Our preparation of the accompanying Financial Statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from the estimates.

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2007 Form 10-K, our financial position as of March 22, 2008, and the results of our operations and cash flows for the quarters ended March 22, 2008 and March 24, 2007.  Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items, including those discussed in our 2007 Form 10-K, in the accompanying Financial Statements and Notes to the Financial Statements in order to be comparable with the current classifications.  These reclassifications had no effect on previously reported Net Income.

2.	Consolidation of a Former Unconsolidated Affiliate in China

In 2008, we began consolidating an entity in which we have a majority ownership interest and that operates the KFCs in Beijing, China.  Our partners in this entity are essentially state-owned enterprises.  We historically did not consolidate this entity, instead accounting for the unconsolidated affiliate using the equity method of accounting, due to the effective participation of our partners in the significant decisions of the entity that were made in the ordinary course of business as addressed in Emerging Issues Task Force ("EITF") Issue No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights".  Concurrent with a decision that we made on January 1, 2008 regarding top management of the entity, we no longer believe that our partners effectively participate in the decisions that are made in the ordinary course of business.  Accordingly, we began consolidating this entity.

Like our other unconsolidated affiliates, the accounting for this entity prior to 2008 resulted in royalties being reflected as Franchise and license fees and our share of the entity’s net income being reflected in Other (income) expense.  The impact on our Condensed Consolidated Statement of Income for the quarter ended March 22, 2008 as a result of our consolidation of this entity was as follows:

Increase (Decrease)
Company sales	$46
Company restaurant expenses	36
Franchise and license fees	(3)
General and administrative expenses	1
Other income	(5)
Operating Profit	1

The impact on Other income includes both the current year minority interest in pre-tax earnings of the unconsolidated affiliate as well as the reduction in Other income that resulted from our share of after-tax earnings no longer being reported in Other income.  The increase in Operating Profit was offset by a corresponding increase in Income tax provision such that there was no impact to Net Income.  Our Condensed Consolidated Balance Sheet at March 22, 2008 reflects the consolidation of this entity; with Investment in unconsolidated affiliates reduced, the entity’s balance sheet consolidated and a minority interest reflected in Other liabilities and deferred credits.

3.	Sale of Our Interest in Our Japan Unconsolidated Affiliate

In December 2007, we sold our interest in our unconsolidated affiliate in Japan for $128 million in cash (including the impact of related foreign currency forward contracts that were settled in December 2007).  Our international subsidiary that owned this interest operates on a fiscal calendar with a period end that is approximately one month earlier than our consolidated period close.  Thus, consistent with our historical treatment of events occurring during the lag period, the pre-tax gain on the sale of this investment of $100 million was recorded in the quarter ended March 22, 2008.  However, the cash proceeds from this transaction were transferred from our international subsidiary to the U.S. in December 2007 and thus were reported on our Consolidated Statement of Cash Flows for the year ended December 29, 2007.  The offset to this cash on our Consolidated Balance Sheet at December 29, 2007 was a deferred gain included in accounts payable and other current liabilities, which was reversed in the quarter ended March 22, 2008 upon recognition of the gain.

While we will no longer have an ownership interest in the entity that operates both KFCs and Pizza Huts in Japan, it will continue to be a franchisee as it was when it operated as an unconsolidated affiliate.  Excluding the one-time gain, the sale of our interest in our Japan unconsolidated affiliate did not have a significant impact on our results of operations for the quarter ended March 22, 2008 as the Other income we recorded representing our share of earnings of the unconsolidated affiliate has historically not been significant.

4.	Two-for-One Common Stock Split

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

5.	Earnings Per Common Share (“EPS”)

	Quarter
	3/22/08	3/24/07
Net Income	$254	$194

Weighted-average common shares outstanding (for basic calculation)	486	533
Effect of dilutive share-based employee compensation	18	18
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	504	551
Basic EPS	$0.52	$0.36
Diluted EPS	$0.50	$0.35
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the Diluted EPS computation (a)	4.2	9.9

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of Diluted EPS because to do so would have been antidilutive for the periods presented.

6.	Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended March 22, 2008 and March 24, 2007 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased
Authorization Date	2008	2007	2008		2007
January 2008	4,847	—	$168		$—
October 2007	22,875	—	813		—
September 2006	—	7,744	—		229
Total	27,722	7,744	$981	(a)	$229	(b)

(a)	Amount excludes the effect of $13 million in share repurchases (0.4 million shares) with trade dates prior to the 2007 fiscal year end but cash settlement dates subsequent to the 2007 fiscal year end.

(b)	Amount excludes effects of $17 million in share repurchases (0.6 million shares) with trade dates prior to the 2006 fiscal year end but cash settlement dates subsequent to the 2006 fiscal year end.

As of March 22, 2008, we have $1.1 billion available for future repurchases through January 2009 under our January 2008 share repurchase authorization.  Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

Comprehensive income was as follows:

	Quarter
	3/22/08	3/24/07
Net Income	$254	$194
Foreign currency translation adjustment arising during the period	8	(2)
Foreign currency translation adjustment included in Net Income	(25)	—
Changes in fair value of derivatives, net of tax	10	1
Reclassification of derivatives (gains) losses to Net Income, net of tax	(9)	(1)
Reclassification of pension actuarial losses to Net Income, net of tax	1	4
Total comprehensive income	$239	$196

7.	Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We elected to defer adoption of SFAS 157 for such items and we do not currently anticipate that full adoption in 2009 will materially impact the Company’s results of operations or financial condition.

On December 30, 2007, the Company adopted the provisions of SFAS 157 related to its financial assets and liabilities.  The following table presents the fair values for those assets and liabilities measured on a recurring basis as of March 22, 2008:

		Fair Value Measurements
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign Currency Forwards	$9	$—	$9	$—
Interest Rate Swaps	44	—	44	—
Other Investments	14	14	—	—
Total	$67	$14	$53	$—

We have entered into interest rate swaps with the objective of hedging the fair value of a portion of our fixed rate debt.  We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration.  The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The fair value of the other investments is determined based on the closing market prices of the respective mutual funds as of March 22, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 was effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company.  We did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS 159.  In addition, we did not elect to report at fair value any new financial assets or liabilities entered into for the quarter ended March 22, 2008.

8.	New Accounting Pronouncements Not Yet Recognized

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”).  SFAS 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  In the fourth quarter of 2006, we adopted the recognition and disclosure provisions of SFAS 158 as described in our 2007 Form 10-K.  Additionally, SFAS 158 requires measurement of the funded status of pension and postretirement plans as of the date of a company’s fiscal year ending after December 15, 2008, the year ended December 27, 2008 for the Company.  Certain of our plans currently have measurement dates that do not coincide with our fiscal year end and thus we will be required to change their measurement dates in 2008.  As permitted by SFAS 158, we will use the measurements performed in 2007 to estimate the effects of our changes to fiscal year end measurement dates.  The impact of the transition to fiscal year end measurement dates will result in approximately $10 million of net periodic benefit cost being recognized as a reduction to retained earnings in the fourth quarter of 2008.  Additionally, other changes in the fair value of plan assets and benefit obligations during the transition period will be recorded directly as other comprehensive income (loss) during the fourth quarter of 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R, which is broader in scope than SFAS 141, applies to all transactions or other events in which an entity obtains control of one or more businesses, and requires that the acquisition method be used for such transactions or events.  SFAS 141R, with limited exceptions, will require an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This will result in acquisition related costs and anticipated restructuring costs related to the acquisition being recognized separately from the business combination.  SFAS 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, the year beginning December 28, 2008 for the Company.  The impact of SFAS 141R on the Company will be dependent upon the extent to which we have transactions or events occur that are within its scope.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and will change the accounting and reporting for noncontrolling interests, which are the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, the year beginning December 28, 2008 for the Company and requires retroactive adoption of its presentation and disclosure requirements.  We do not anticipate that the adoption of SFAS 160 will materially impact the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, the year beginning December 28, 2008 for the Company.

9.	Facility Actions

Refranchising (gain) loss, Store closure (income) costs and Store impairment charges by reportable segment are as follows:

	Quarter ended March 22, 2008
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)(b)	$26	$(1)	$—	$25

Store closure (income) costs(c)	$(2)	$(2)	$—	$(4)
Store impairment charges	1	1	—	2
Closure and impairment (income) expenses	$(1)	$(1)	$—	$(2)

	Quarter ended March 24, 2007
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$(2)	$1	$—	$(1)

Store closure (income) costs(c)	$(1)	$1	$—	$—
Store impairment charges	1	3	—	4
Closure and impairment (income) expenses	$—	$4	$—	$4

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)
As part of our plan to transform our U.S. business, including the expansion of our U.S. refranchising potentially reducing our Company ownership in the U.S. to below 10% by the year end 2010, we recognized significant refranchising losses during the quarter ended March 22, 2008 as a result of our offers to refranchise stores or groups of stores in the U.S. at prices less than their recorded carrying values.  These offers to refranchise were primarily made for approximately 300 Long John Silver’s restaurants, which represents substantially all of our Company owned Long John Silver’s restaurants in the U.S. We believe that approximately 175 of these Long John Silver’s for which we have entered into non-binding agreements to sell have met the criteria for held for sale accounting at March 22, 2008 and have included their carrying value of approximately $45 million in Prepaid expenses and other current assets.

(c)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves, and other facility-related expenses from previously closed stores.

10.	Other (Income) Expense

	Quarter
	3/22/08	3/24/07
Equity income from investments in unconsolidated affiliates	$(11)	$(13)
Minority interest(a)	2	—
Gain upon sale of investment in unconsolidated affiliate(b)(c)	(100)	(5)
Foreign exchange net (gain) loss and other	(6)	(2)
Other (income) expense	$(115)	$(20)

(a)	On January 1, 2008, the Company began consolidating an entity in China in which we have a majority ownership interest. See Note 2.

(b)	Quarter ended March 22, 2008 reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 3.

(c)
Quarter ended March 24, 2007 reflects recognition of income associated with receipt of payment for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

11.	Reportable Operating Segments

The following tables summarize Revenue and Operating Profit for each of our reportable operating segments:

	Quarter
Revenues	3/22/08	3/24/07
United States	$1,191	$1,200
International Division (a)	697	681
China Division (b)	520	342
	$2,408	$2,223

	Quarter
Operating Profit	3/22/08	3/24/07
United States	$157	$165
International Division	139	119
China Division(c)	101	76
Unallocated and corporate general and administrative expenses(d)(f)	(54)	(49)
Unallocated Other income (expense)(e)(f)	106	4
Unallocated Refranchising gain (loss)(f)	(25)	1
Operating Profit	424	316
Interest expense, net	(53)	(36)
Income Before Income Taxes	$371	$280

(a)	Includes revenues of $295 million for both the quarters ended March 22, 2008 and March 24, 2007 for entities in the United Kingdom.

(b)	Includes revenues of approximately $471 million and $300 million for the quarters ended March 22, 2008 and March 24, 2007, respectively, in mainland China.

(c)	Includes equity income from investment in unconsolidated affiliates of $10 million for both the quarters ended March 22, 2008 and March 24, 2007, for the China Division.

(d)
The quarter ended March 22, 2008 includes approximately $6 million of charges relating to U.S. General and administrative productivity initiatives and realignment of resources, as well as investments in our U.S. Brands.

(e)	Includes a $100 million gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 3.

(f)	Amounts have not been allocated to the U.S., International Division or China Division segments for performance reporting purposes.

12.	Pension Benefits

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

The components of Net periodic benefit cost associated with our U.S. pension plans and significant International pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter		Quarter
	3/22/08	3/24/07	3/22/08	3/24/07
Service cost	$7	$8	$2	$2
Interest cost	12	12	2	2
Expected return on plan assets	(12)	(12)	(2)	(2)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	2	6	—	—
Net periodic benefit cost	$9	$14	$2	$2

As disclosed in our 2007 Form 10-K, based on current funding rules, we do not anticipate being required to make contributions to the Plan in 2008.  While we may make discretionary contributions to the Plan during the year, we do not currently intend to make any significant contributions.  Additionally, as disclosed in our 2007 Form 10-K, the projected benefit obligation of our Pizza Hut U.K. pension plan exceeded plan assets by approximately $27 million at our 2007 measurement date. We anticipate taking steps to reduce this deficit in the near term, which could include a decision to partially or completely fund the deficit in 2008.  Also, as disclosed in our 2007 Form 10-K, since plan assets approximate the projected benefit obligation at the 2007 measurement date for our KFC U.K. pension plan, we do not anticipate significant near term funding.

13.	Guarantees, Commitments and Contingencies

Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2026.  As of March 22, 2008, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $400 million.  The present value of these potential payments discounted at our pre-tax cost of debt at March 22, 2008 was approximately $325 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at March 22, 2008 was not material.

Franchise Loan Pool Guarantees

We have provided a partial guarantee of approximately $12 million of a franchisee loan pool related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at March 22, 2008.  In support of these guarantees, we have provided a standby letter of credit of $18 million under which we could potentially be required to fund a portion of the franchisee loan pools.  The total loans outstanding under the loan pools were approximately $61 million at March 22, 2008.

The loan pool is funded by the issuance of commercial paper by a conduit established for that purpose.  A disruption in the commercial paper markets may result in the Company and the participating financial institutions having to fund commercial paper issuances that have matured.  Any funding under the guarantee or letter of credit would be secured by the franchisee loans and any related collateral.  We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities.  These provisions were primarily charged to net Refranchising (gain) loss.  New loans added to the loan pool in the quarter ended March 22, 2008 were not significant.

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

On January 5, 2007, LJS moved to dismiss the clause construction award appeal and that motion was granted by the Fourth Circuit on January 10, 2007.  While judicial review of the clause construction award was pending in the U.S. District Court, the arbitrator permitted claimants to move for a class determination award, which was opposed by LJS.  On September 19, 2005, the arbitrator issued a class determination award, certifying a class of LJS’s RGMs and ARGMs employed between December 17, 1998, and August 22, 2004, on FLSA claims, to proceed on an opt-out basis under the AAA Class Rules.  That class determination award was upheld on appeal by the United States District Court for the District of South Carolina on January 20, 2006, and the arbitrator declined to reconsider the award.  LJS appealed the ruling of the U.S. District Court to the United States Court of Appeals for the Fourth Circuit.  On January 28, 2008, the Fourth Circuit issued its ruling, affirming the decision of the District Court, and thereby affirming the class determination award of the arbitrator.  LJS is currently considering the merits of an appeal to the United States Supreme Court.

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

On February 21, 2008, a status conference was held to discuss case management issues.  In particular, the parties reached agreement as to the following issues:  (a) the elimination of all state law class allegations from plaintiffs’ amended complaints; (b) the elimination of “collective action” allegations, which would form the basis for further attempts by plaintiffs to certify these actions on a state-wide (or other) basis; and (c) an agreement in principle to advance three “bellwether” cases, for the purpose of expediting a limited number of the consolidated actions for pre-trial proceedings.

On March 11, 2008, five of the Arbitration Opt-Ins filed an action against KFC Corp. in the United States District Court for the District of Kansas, styled Thomas, et al. v. KFC Corp.

We believe that KFC has properly classified its AUMs as exempt under the FLSA and applicable state law, and accordingly intend to vigorously defend against all claims in these lawsuits.  However, in view of the inherent uncertainties of litigation, the outcome of these cases cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

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

On March 24, 2008, plaintiff filed a motion for leave to file a second amended complaint adding a nationwide FLSA claim for unpaid overtime.  Taco Bell is opposing the motion.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On December 21, 2007, a putative class action lawsuit against KFC U.S. Properties, Inc. styled Baskall v. KFC U.S. Properties, Inc., was filed in San Diego County Superior Court on behalf of all current and former RGMs, AUMs and Shift Supervisors who worked at KFC's California restaurants since December 18, 2003.  The lawsuit alleges violations of California’s wage and hour and unfair competition laws, including denial of sufficient meal and rest periods, improperly itemized pay stubs, and delays in issuing final paychecks, and seeks unspecified amounts in damages, injunctive relief, and attorneys' fees and costs.  KFC answered the amended complaint on March 21, 2008.

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

At a status conference on September 27, 2007, the court set a trial date of November 10, 2008 with respect to not more than 20 restaurants to determine the issue of liability and common issues.  Discovery related to the subject of the mini-trial is underway.  The parties participated in mediation on March 25, 2008, without reaching resolution.

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

According to the Centers for Disease Control (“CDC”), there was an outbreak of illness associated with a particular strain of E. coli 0157:H7 in the northeast United States during November and December 2006.  Also according to the CDC, the outbreak from this particular strain was most likely associated with eating products containing contaminated shredded iceberg lettuce at Taco Bell restaurants in Pennsylvania, New Jersey, New York, and Delaware.  The CDC concluded that the contamination likely occurred before the lettuce reached the Taco Bell restaurants and that the outbreak ended on or about December 6, 2006.  The CDC has stated that it received reports of 71 persons who became ill in association with the outbreak in the above-mentioned area during the above time frame, and that no deaths have been reported.

On December 6, 2006, a lawsuit styled Tyler Vormittag, et. al. v. Taco Bell Corp, Taco Bell of America, Inc. and Yum! Brands, Inc. was filed in the Supreme Court of the State of New York, County of Suffolk.  Mr. Vormittag, a minor, alleges he became ill after consuming food purchased from a Taco Bell restaurant in Riverhead, New York, which was allegedly contaminated with E. coli 0157:H7.  Subsequently, twenty-eight other cases have been filed naming the Company, Taco Bell Corp., Taco Bell of America, and/or other subsidiaries of the Company, each alleging similar facts on behalf of other customers.  Additionally, the Company has received a number of claims from customers who have alleged injuries related to the E. coli outbreak, but have not filed lawsuits.

According to the allegations common to all the Complaints, each Taco Bell customer became ill after ingesting contaminated food in late November or early December 2006 from Taco Bell restaurants located in the northeast states implicated in the outbreak.  The majority of the implicated restaurants are owned and operated by Taco Bell franchisees.  The Company believes that at a minimum it is not liable for any losses at these stores.  Some of these claims have been settled.

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

On March 14, 2007, a lawsuit styled Boskovich Farms, Inc. v. Taco Bell Corp. and Does 1 through 100 was filed in the Superior Court of the State of California, Orange County.  Boskovich Farms, a supplier of produce to Taco Bell, alleges in its Complaint, among other things, that it suffered damage to its reputation and business as a result of publications and/or statements it claims were made by Taco Bell in connection with Taco Bell’s reporting of results of certain tests conducted during investigations on green onions used at Taco Bell restaurants.  The Company believes that the Complaint should properly be heard in an alternative dispute resolution (“ADR”) forum according to the contractual terms governing the relationship of the parties.  The Company filed a motion to compel ADR and stay the litigation on May 1, 2007.  The Court entered an order granting this motion on June 14, 2007.  Boskovich filed a writ petition to set aside the trial court’s ruling compelling ADR; the writ petition was denied in October 2007.  The parties participated in mediation on April 10, 2008, without reaching resolution.  The trial court has ordered the parties to be back in court on September 3, 2008 to report on the results of the anticipated arbitration.  The Company denies liability and intends to vigorously defend against all claims in any arbitration and the lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Statements and our annual report on Form 10-K for the fiscal year ended December 29, 2007.  Throughout the MD&A, YUM! Brands, Inc. (“YUM” or the “Company”) makes reference to certain performance measures as described below.

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

•
Same store sales growth is the estimated growth in sales of all restaurants that have been open one year or more.  U.S. Company same store sales include only KFC, Pizza Hut and Taco Bell Company owned restaurants that have been open one year or more.  U.S. same store sales for Long John Silver’s and A&W restaurants are not included given the relative insignificance of the Company stores for these brands and the limited impact they currently have, and will have in the future, on our U.S. same store sales as well as our overall U.S. performance.

•	Company restaurant margin as a percentage of sales is defined as Company sales less expenses incurred directly by our Company restaurants in generating Company sales divided by Company sales.

•	Operating margin is defined as Operating Profit divided by Total revenues.

All Note references herein refer to the Notes to the Financial Statements.  Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.  All per share and share amounts herein, and in the accompanying Financial Statements and Notes to the Financial Statements have been adjusted to reflect the June 26, 2007 stock split (see Note 4).

Description of Business

YUM is the world’s largest restaurant company based on number of system units, with more than 35,000 units in more than 100 countries and territories operating under the KFC, Pizza Hut, Taco Bell, Long John Silver’s and A&W All-American Food Restaurants brands.  Four of the Company’s restaurant brands – KFC, Pizza Hut, Taco Bell and Long John Silver’s – are the global leaders in the quick-service chicken, pizza, Mexican-style food and seafood categories, respectively.  Of the over 35,000 restaurants, 22% are operated by the Company, 72% are operated by franchisees and unconsolidated affiliates and 6% are operated by licensees.

YUM’s business consists of three reporting segments:  United States, the International Division (“YRI”) and the China Division.  The China Division includes mainland China, Thailand and KFC Taiwan, and the International Division includes the remainder of our international operations.  The China and International Divisions have been experiencing dramatic growth and now represent over half of the Company’s Operating Profits.  The U.S. business operates in a highly competitive marketplace resulting in slower profit growth, but continues to produce strong cash flows.

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

Drive Aggressive International Expansion and Build Strong Brands Everywhere – The Company and its franchisees opened over 850 new restaurants in 2007 in the Company’s International Division, representing 8 straight years of opening over 700 restaurants.  The International Division generated $480 million in Operating Profit in 2007 up from $186 million in 1998.  The Company expects to continue to experience strong growth by building our existing markets and growing in new markets including India, France, Russia, Vietnam and Africa.  Our ongoing earnings growth model includes annual Operating Profit growth of 10% driven by 750 new restaurant openings annually for the International Division.  New unit development is expected to contribute to system sales growth of at least 5% (3% to 4% unit growth and 2% to 3% same store sales growth) each year.

Dramatically Improve U.S. Brand Positions, Consistency and Returns – The Company continues to focus on improving its U.S. position through differentiated products and marketing and an improved customer experience.  The Company also strives to provide industry-leading new product innovation which adds sales layers and expands day parts.  We are the leader in multibranding, with over 3,700 restaurants providing customers two or more of our brands at a single location.  We continue to evaluate our returns and ownership positions with an earn-the-right-to-own philosophy on Company-owned restaurants.  Our ongoing earnings growth model calls for annual Operating Profit growth of 5% in the U.S. with same store sales growth of 2% to 3% and leverage of our General and Administrative (“G&A”) infrastructure.

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

Quarter Ended March 22, 2008 Highlights

•	System sales growth from China Division of 38% and YRI of 15%.

•	Worldwide same store sales growth of 4%, including 12% in mainland China, 5% in YRI and 3% in the U.S.

•	Worldwide Operating Profit growth of 34%, including 33% for the China Division and 18% for YRI.

•	Diluted earnings per share (“EPS”) of $0.50 or 43% growth.

•	$100 million pre-tax gain on the sale of our interest in our unconsolidated affiliate in Japan, partially offset by $32 million in pre-tax losses from U.S. refranchising and U.S. restructuring.

•	Repurchased nearly $1 billion of shares.

All preceding comparisons are versus the same period a year ago.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters ended March 22, 2008 and March 24, 2007 and/or could impact comparability with the remainder of our results in 2008 or beyond.  Certain of these factors were previously discussed in our 2007 Form 10-K.

U.S. Restaurant Profit

Our U.S. restaurant margin as a percentage of sales decreased by 0.9 percentage points for the quarter ended March 22, 2008.  This decrease was the primary driver in the U.S. Operating Profit decline of 5% for the quarter ended March 22, 2008.

Restaurant profit in dollar terms was negatively impacted by $25 million of commodity inflation (primarily cheese, wheat and chicken costs) for the quarter ended March 22, 2008.  The unfavorable impact of commodity inflation in the quarter ended March 22, 2008 was partially offset by U.S. Company same store sales growth of 3%, which was driven by Taco Bell.

We anticipate that the U.S. restaurant margin in the second quarter of 2008 will be adversely impacted by continued higher commodity costs (at a level similar to inflation in the quarter ended March 22, 2008). Additionally, restaurant margin in the second quarter of 2008 will be negatively impacted versus prior year as we anticipate that self-insurance property and casualty insurance expense will be approximately $20 million higher due to lapping favorability recognized in 2007.  Commodity inflation for the full year 2008 is expected to be 6-7%.

Mainland China Restaurant Profit

While the China Division benefited from same store sales growth of 11% in the quarter ended March 22, 2008, China Division restaurant margin as a percentage of sales declined to 21.3% from 22.9% in the quarter ended March 24, 2007.  This decline was driven by commodity inflation, primarily chicken, of approximately $11 million and higher restaurant labor costs.  In mainland China, we expect that the high commodity inflation rate (including higher chicken costs) will continue into the first three quarters of 2008 and begin to moderate in the fourth quarter.  We anticipate that menu pricing increases will partially offset this inflation and help to mitigate the impact on our full year restaurant margin.

Consolidation of a Former Unconsolidated Affiliate in China

In 2008, we began consolidating an entity in which we have a majority ownership interest and that operates the KFCs in Beijing, China.  Our partners in this entity are essentially state-owned enterprises.  We historically did not consolidate this entity, instead accounting for the unconsolidated affiliate using the equity method of accounting, due to the effective participation of our partners in the significant decisions of the entity that were made in the ordinary course of business as addressed in Emerging Issues Task Force ("EITF") Issue No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority

Shareholder or Shareholders Have Certain Approval or Veto Rights".  Concurrent with a decision that we made on January 1, 2008 regarding top management of the entity, we no longer believe that our partners effectively participate in the decisions that are made in the ordinary course of business.  Accordingly, we began consolidating this entity.

Like our other unconsolidated affiliates, the accounting for this entity prior to 2008 resulted in royalties being reflected as Franchise and license fees and our share of the entity’s net income being reflected in Other (income) expense.  The impact on our Condensed Consolidated Statement of Income for the quarter ended March 22, 2008 as a result of our consolidation of this entity was as follows:

Increase (Decrease)
Company sales	$46
Company restaurant expenses	36
Franchise and license fees	(3)
General and administrative expenses	1
Other income	(5)
Operating Profit	1

The impact on Other income includes both the current year minority interest in pre-tax earnings of the unconsolidated affiliate as well as the reduction in Other income that resulted from our share of after-tax earnings no longer being reported in Other income.  The increase in Operating Profit was offset by a corresponding increase in Income tax provision such that there was no impact to Net Income.

Significant 2008 Gains and Charges

As part of our plan to transform our U.S. business we are taking several measures in 2008 that we do not believe are indicative of our ongoing operations.  These measures include: expansion of our U.S. refranchising, potentially reducing our Company ownership in the U.S. to below 10% by the year end 2010; charges relating to G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs); and investments in our U.S. Brands made on behalf of our franchisees such as equipment purchases.  As discussed in Note 11, we are not including the impacts of these measures in our U.S. segment for performance reporting purposes.

In the quarter ended March 22, 2008, we recorded pre-tax losses from refranchising in the U.S. of $26 million, expenses related to U.S. severance and early retirement of $5 million and expenses related to investments in our U.S. brands of $1 million.  The refranchising losses recorded in the quarter ended March 22, 2008 were primarily due to our offers to refranchise stores or groups of stores, principally at Long John Silver's, for prices less than their recorded carrying value.  The refranchising losses are more fully discussed in Note 9 and the Store Portfolio Strategy of the MD&A.

These losses were more than offset in the quarter ended March 22, 2008 by a pre-tax gain of approximately $100 million related to the sale of our interest in our unconsolidated affiliate in Japan (See Note 3 for further discussion of this transaction).  This gain was recorded in unallocated Other (income) expense in our Condensed Consolidated Statement of Income.

We anticipate that on a full year basis that the net impact of the U.S. business transformation measures and the gain on the sale of our interest in our unconsolidated affiliate in Japan will generate up to $50 million of Operating Profit, or approximately $0.06 of diluted EPS in 2008.

Mexico Value Added Tax (“VAT”) Exemption

On October 1, 2007, Mexico enacted new legislation that eliminated a tax ruling that allowed us to claim an exemption related to VAT payments.  Beginning on January 1, 2008, we were required to remit VAT on all Company restaurant sales resulting in lower Company sales and Restaurant Profit.  As a result of this new legislation, our International Division’s Company sales and Restaurant Profit for the quarter ended March 22, 2008 were unfavorably impacted by approximately $6 million and $5 million, respectively.  We estimate that the full year 2008 impact on the International Division’s Company sales and Restaurant Profit will be unfavorable by approximately $38 million and $34 million, respectively. Additionally, the International Division’s system sales growth and restaurant margin as a percentage of sales was negatively impacted by approximately 0.2% and 1 percentage point, respectively, for the quarter ended March 22, 2008, with similar negative impacts expected for the full year.

Tax Legislation – Mainland China

On March 16, 2007, the National People’s Congress in mainland China enacted new tax legislation that went into effect on January 1, 2008.  Upon enactment, which occurred in the China Division’s 2007 second fiscal quarter, the deferred tax balances of all Chinese entities, including our unconsolidated affiliates, were adjusted.  We currently estimate that these income tax rate changes will positively impact our 2008 Net Income between $10 million and $15 million compared to what it would have otherwise been had no new tax legislation been enacted.  For the quarter ended March 22, 2008, the favorable impact on our Income tax provision and Operating Profit was approximately $3 million and $1 million, respectively.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets.  In the U.S., we are targeting Company ownership of restaurants potentially below 10% by year end 2010, down from its current level of 22%.  We recorded net refranchising losses of $26 million in the U.S. in the quarter ended March 22, 2008, primarily due to our offers to sell certain stores or groups of stores, for a price less than their carrying values.  These offers to refranchise were primarily made for approximately 300 Long John Silver’s restaurants, which represents substantially all of our Company owned Long John Silver’s restaurants in the U.S.

In the International Division, we expect to refranchise approximately 300 Pizza Huts in the U.K. over the next several years reducing our Pizza Hut Company ownership in that market from approximately 80% currently to approximately 40%.

Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.  Additionally, G&A expenses will decline over time as a result of these refranchising activities.  The timing of G&A declines will vary and often lag the actual refranchising activities as the synergies are typically dependent upon the size and geography of the respective deals.  G&A expenses included in the tables below reflect only direct G&A expenses that we are no longer incurring as a result of stores that were operated by us for all or some portion of the comparable period in 2007 and were no longer operated by us as of March 22, 2008.

The following table summarizes our refranchising activities:

	Quarter
	3/22/08	3/24/07
Number of units refranchised	37	117
Refranchising proceeds, pre-tax	$19	$34
Refranchising (gain) loss, pre-tax	$25	$(1)

The impact on Operating Profit arising from refranchising is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and G&A expenses and (b) the estimated increase in franchise fees from the stores refranchised.  The amounts presented below reflect the estimated historical results from stores that were operated by us for all or some portion of the comparable period in 2007 and were no longer operated by us as of March 22, 2008.

The following table summarizes the estimated historical results of refranchising:

	Quarter Ended 3/22/08
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(53)	$(27)	$(1)	$(81)
Increased Franchise and license fees	3	1	—	4
Decrease in Total revenues	$(50)	$(26)	$(1)	$(77)

The following table summarizes the estimated impact on Operating Profit of refranchising:

	Quarter Ended 3/22/08
	U.S.	International Division	China Division	Worldwide
Decreased restaurant profit	$(4)	$(2)	$—	$(6)
Increased Franchise and license fees	3	1	—	4
Decreased G&A expenses	1	—	—	1
Decrease in Operating Profit	$—	$(1)	$—	$(1)

Results of Operations

	Quarter
	3/22/08	3/24/07	% B/(W)
Company sales	$2,094	$1,942	8
Franchise and license fees	314	281	12
Total revenues	$2,408	$2,223	8
Company restaurant profit	$308	$288	7

% of Company sales	14.7%	14.9%	(0.2	) ppts.
Operating Profit	424	316	34
Interest expense, net	53	36	(45)
Income tax provision	117	86	(37)
Net Income	$254	$194	31

Diluted earnings per share(a)	$0.50	$0.35	43

(a)	See Note 5 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	7,625	1,314	24,297	33,236
New Builds	99	15	203	317
Acquisitions	—	—	—	—
Refranchising	(37)	(1)	38	—
Closures	(22)	(2)	(167)	(191)
Other(b)(c)	182	(749)	569	2
End of quarter	7,847	577	24,940	33,364
% of Total	23%	2%	75%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	3,896	—	14,081	17,977
New Builds	15	—	49	64
Acquisitions	—	—	—	—
Refranchising	(20)	—	20	—
Closures	(13)	—	(110)	(123)
Other	—	—	1	1
End of quarter	3,878	—	14,041	17,919
% of Total	22%	—	78%	100%

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	1,642	568	9,963	12,173
New Builds	7	—	151	158
Acquisitions	—	—	—	—
Refranchising	(17)	(1)	18	—
Closures	(2)	—	(55)	(57)
Other(b)	—	(567)	568	1
End of quarter	1,630	—	10,645	12,275
% of Total	13%	—	87%	100%

China Division	Company	Unconsolidated Affiliates	Franchisees	Total
Beginning of year	2,087	746	253	3,086
New Builds	77	15	3	95
Acquisitions	—	—	—	—
Refranchising	—	—	—	—
Closures	(7)	(2)	(2)	(11)
Other(c)	182	(182)	—	—
End of quarter	2,339	577	254	3,170
% of Total	74%	18%	8%	100%

(a)
The Worldwide, U.S. and International Division totals exclude 2,143, 1,962 and 181 licensed units, respectively, at March 22, 2008.  There are no licensed units in the China Division.  Licensed units are generally units that offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

(b)
In our fiscal quarter ended March 22, 2008, we sold our interest in our unconsolidated affiliate in Japan.  While we will no longer have an ownership interest in the entity that operates both KFCs and Pizza Huts in Japan, it will continue to be a franchisee as it was when it operated as an unconsolidated affiliate.  See Note 3.

(c)
On January 1, 2008 we began consolidating an entity in China in which we have a majority ownership interest.  This entity was previously accounted for as an unconsolidated affiliate and we have reclassified the units accordingly.  See Note 2.

Multibrand restaurants are included in the totals above.  Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count.  Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count.  Franchise unit counts below include both franchisee and unconsolidated affiliate multibrand units.  Following are multibrand restaurant totals at March 22, 2008:

3/22/08	Company	Franchisees	Total
United States	1,740	2,016	3,756
International Division	—	302	302
Worldwide	1,740	2,318	4,058

For the quarter ended March 22, 2008, Company and franchise multibrand unit gross additions were 17 and 99, respectively.  There are no multibrand units in the China Division.

System Sales Growth

	Increase/ (Decrease)		Increase excluding foreign currency translation
	3/22/08	3/24/07	3/22/08	3/24/07
United States	3%	(3)%	N/A	N/A
International Division	15%	13%	9%	10%
China Division	38%	24%	28%	19%
Worldwide	10%	4%	7%	3%

The explanations that follow for system sales growth consider year over year changes excluding the impact of foreign currency translation.

The increases in U.S., China Division and Worldwide System sales were driven by new unit development and same store sales growth, partially offset by store closures.

The increase in International Division system sales was driven by same store sales growth and new unit development, partially offset by store closures.

Revenues

	Amount		% Increase/(Decrease)	% Increase/(Decrease) excluding foreign currency translation
	3/22/08	3/24/07
Company sales
United States	$1,034	$1,051	(2)	N/A
International Division	552	560	(1)	(5)
China Division	508	331	53	42
Worldwide	2,094	1,942	8	5

Franchise and license fees
United States	157	149	5	N/A
International Division	145	121	20	14
China Division	12	11	13	5
Worldwide	314	281	12	9

Total revenues
United States	1,191	1,200	(1)	N/A
International Division	697	681	2	(1)
China Division	520	342	52	41
Worldwide	$2,408	$2,223	8	5

The explanations that follow for revenue fluctuations consider year over year changes excluding the impact of any foreign currency translation.

Excluding the favorable impact of the consolidation of a former China unconsolidated affiliate, Worldwide Company sales increased 3%.  The increase was driven by new unit development and same stores sales growth, partially offset by refranchising and store closures.

The increase in Worldwide Franchise and license fees was driven by same stores sales growth, new unit development and refranchising, partially offset by store closures.

The decrease in U.S. Company sales was driven by refranchising and store closures, partially offset by same store sales growth and new unit development.

U.S. Company same store sales increased 3% due to an increase in average guest check, partially offset by a decline in transactions.

The increase in U.S. Franchise and license fees was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

The decrease in International Division Company sales was driven by refranchising, store closures and same store sales declines, primarily due to the loss of the Mexico VAT exemption, partially offset by new unit development.

The increase in International Division Franchise and license fees was driven by same store sales growth, new unit development and refranchising, partially offset by store closures.

Excluding the favorable impact of the consolidation of a former China unconsolidated affiliate, the China Division Company sales increased by 29%.  The increase was driven by new unit development and same store sales growth.

Excluding the unfavorable impact of the consolidation of a former China unconsolidated affiliate, the China Division Franchise and license fees increased by 21%.  The increase was driven by new unit development and same store sales growth.

Company Restaurant Margins

	Quarter Ended 3/22/08
	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.8	30.8	37.4	31.9
Payroll and employee benefits	31.2	25.7	13.6	25.5
Occupancy and other operating expenses	26.6	30.5	27.7	27.9
Company restaurant margin	12.4%	13.0%	21.3%	14.7%

	Quarter Ended 3/24/07
	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.4	29.7	36.1	30.2
Payroll and employee benefits	31.1	25.9	12.7	26.4
Occupancy and other operating expenses	27.2	31.3	28.3	28.5
Company restaurant margin	13.3%	13.1%	22.9%	14.9%

The decrease in U.S. restaurant margin as a percentage of sales was driven by the impact of higher commodity costs (primarily cheese, wheat and chicken costs) and higher labor costs (primarily wage rates and benefits).  The decrease was partially offset by the favorable impact of same store sales growth on restaurant margin including the impact of higher average guest check.

The decrease in International Division restaurant margin as a percentage of sales was driven by the elimination of a VAT exemption in Mexico, partially offset by the favorable impact on restaurant margin of refranchising and closing certain restaurants.  An increase in commodity costs was generally offset by higher average guest check.

The decrease in China Division restaurant margin as a percentage of sales was driven by higher commodity costs (primarily chicken products), higher labor costs and the impact of lower margins associated with new units during the initial periods of operation.  The decrease was partially offset by the impact of same store sales growth on restaurant margin.

Worldwide General and Administrative Expenses

G&A expenses increased 5% in the quarter ended March 22, 2008, including a 2% unfavorable impact of foreign currency translation.  This increase included approximately $5 million of severance and early retirement costs related to the U.S. transformation as discussed in the Significant 2008 Gains and Charges section of this MD&A.  The remaining increases were primarily driven by continued investments in China and other international growth markets.

Worldwide Other (Income) Expense

	Quarter
	3/22/08	3/24/07
Equity income from investments in unconsolidated affiliates	$(11)	$(13)
Minority Interest (a)	2	—
Gain upon sale of investment in unconsolidated affiliate (b)(c)	(100)	(5)
Foreign exchange net (gain) loss and other	(6)	(2)
Other (income) expense	$(115)	$(20)

(a)	On January 1, 2008 we began consolidating an entity in China in which we have a majority ownership interest. See Note 2.

(b)	Quarter ended March 22, 2008 reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 3.

(c)
Quarter ended March 24, 2007 reflects recognition of income associated with receipt of payment for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 9 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter
	3/22/08	3/24/07	% B/(W)
United States	$157	$165	(5)
International Division	139	119	18
China Division	101	76	33
Unallocated and corporate expenses	(54)	(49)	(11)
Unallocated Other income (expense)	106	4	NM
Unallocated Refranchising gain (loss)	(25)	1	NM
Operating Profit	$424	$316	34

United States operating margin	13.2%	13.8%	(0.6	) ppts.
International Division operating margin	20.0%	17.4%	2.6	ppts.

U.S. Operating Profit decreased 5% in the quarter ended March 22, 2008.  The decrease was driven by higher restaurant operating costs, partially offset by the impact of same store sales on restaurant profit (primarily due to higher average guest check) and Franchise and license fees.  The increase in higher restaurant operating costs was primarily driven by higher commodity and labor costs.

International Division Operating Profit increased 18% in the quarter ended March 22, 2008, including a 7% favorable impact from foreign currency translation.  The increase was driven by the impact of same store sales growth and new unit development on Franchise and license fees as well as lower closure and impairment expenses.  These increases were partially offset by the loss of the VAT exemption in Mexico.

China Division Operating Profit increased 33% in the quarter ended March 22, 2008, including a 10% favorable impact from foreign currency translation.  The increase was driven by the impact of same store sales growth and new unit development on restaurant profit.  These increases were partially offset by higher restaurant operating costs.

Interest Expense, Net

	Quarter
	3/22/08	3/24/07	% B/(W)
Interest expense	$59	$43	(37%)
Interest income	(6)	(7)	(6%)
Interest expense, net	$53	$36	(45%)

Interest expense increased $16 million or 37% in 2008.  This increase was driven by an increase in borrowings, partially offset by a decrease in interest rates on the variable portion of our debt as compared to the prior year.

Income Taxes

	Quarter
	3/22/08	3/24/07
Income taxes	$117	$86
Effective tax rate	31.6%	30.6%

Our effective tax rate for the quarter was negatively impacted by tax expense associated with the gain on the sale of our interest in our unconsolidated affiliate in Japan.  The benefit from a higher percentage of our income being earned outside the U.S. was offset in the quarter by expense associated with our plan to distribute certain foreign earnings.

Consolidated Cash Flows

Net cash provided by operating activities was $348 million compared to $340 million in 2007.

Net cash used in investing activities was $84 million versus $42 million in 2007.  The increase was driven by higher capital spending and lower proceeds from refranchising.

Net cash used in financing activities was $595 million versus $276 million in 2007.  The increase was driven by higher share repurchases, partially offset by net debt borrowings in 2008 versus net debt repayments in 2007.

Consolidated Financial Condition

During December 2007, we sold our interest in our unconsolidated affiliate in Japan for $128 million in cash.  Our international subsidiary that owned this interest operates on a fiscal calendar with a period end that is approximately one month earlier than our consolidated period close.  Thus, consistent with our historical treatment of events occurring during the lag period, the pre-tax gain on the sale of this investment was recorded in the quarter ended March 22, 2008 as Other income and was not allocated to any segment for performance reporting purposes.  However, the cash proceeds from this transaction were transferred from our international subsidiary to the U.S. in December 2007 and were thus reported on our Consolidated Statement of Cash Flows for the year ended December 29, 2007 with the offsetting deferred gain recorded in Accounts payable and other current liabilities.  During the quarter ended March 22, 2008, Accounts payable and other current liabilities decreased by $128 million due to the reversal of this deferred gain upon recognition of the sale.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our Company stores and from our franchise operations, which require a limited YUM investment.  In each of the last six fiscal years, net cash provided by operating activities has exceeded $1 billion.  We expect these levels of net cash provided by operating activities to continue in the foreseeable future.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  Unforeseen downturns in our business could adversely impact our cash flows from operations from the levels historically realized.  However, we believe our ability to reduce discretionary spending and our borrowing capacity will allow us to meet our cash requirements in 2008 and beyond.

Discretionary Spending

In the quarter ended March 22, 2008, we invested $113 million in our businesses, including $49 million in the U.S., $32 million for the International Division and $32 million for the China Division.

In the quarter ended March 22, 2008, we repurchased shares for $994 million.  At March 22, 2008, we had remaining capacity to repurchase up to approximately $1.1 billion of our outstanding Common Stock (excluding applicable transaction fees) through January 2009 under a January 2008 authorization.

During the quarter ended March 22, 2008, we paid cash dividends of $75 million. Additionally, on March 14, 2008 our Board of Directors approved cash dividends of $0.15 per share of Common Stock to be distributed on May 2, 2008 to shareholders of record at the close of business on April 11, 2008.

For 2008, we expect to return over $2 billion to shareholders through both cash dividends and share repurchases.  The Company is targeting an annual dividend payout ratio of 35% to 40% of Net Income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.15 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in November 2012. At March 22, 2008, our unused Credit Facility totaled $528 million, net of outstanding letters of credit of $162 million.  There were borrowings of $460 million outstanding under the Credit Facility at March 22, 2008.  We were in compliance with all debt covenants under this facility at March 22, 2008.

We also have a $350 million, five-year revolving credit facility (the “International Credit Facility” or “ICF”) which matures in November 2012.  There were no borrowings outstanding under the ICF at March 22, 2008.  We were in compliance with all debt covenants under the ICF at March 22, 2008.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2008 through 2037 and interest rates ranging from 6.25% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.8 billion at March 22, 2008, including $250 million of Senior Unsecured Notes that mature in May 2008.  We anticipate funding the repayment of the Senior Unsecured Notes due in May 2008 with additional borrowings under our Credit Facility.

Recently Adopted Accounting Pronouncements

See Note 7 to the Condensed Consolidated Financial Statements of this report for further details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Recognized

See Note 8 to the Condensed Consolidated Financial Statements of this report for further details of new accounting pronouncements not yet adopted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 22, 2008 to the disclosures made in Item 7A of the Company’s 2007 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 22, 2008.

Cautionary Note Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the U.S. federal securities laws.  These forward-looking statements are intended to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  The statements include those identified by such words as “may,” “will,” “expect,” “project,” “anticipate,” “believe,” “plan” and other similar terminology.  These “forward-looking statements” reflect our current expectations regarding future events and operating and financial performance and are based upon data available at the time of the statements.  Actual results involve risks and uncertainties, including both those specific to us and those specific to the industry, and could differ materially from expectations.  These risks and uncertainties include, but are not limited to those described in Part II, Item 1A “Risk Factors” in this report, those described under “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 29, 2007, and those described from time to time in our reports filed with the Securities and Exchange Commission.  We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to place undue reliance on forward-looking statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of March 22, 2008, and the related Condensed Consolidated Statements of Income and Cash Flows for the twelve weeks ended March 22, 2008 and March 24, 2007. These Condensed Consolidated Financial Statements are the responsibility of YUM’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of YUM as of December 29, 2007, and the related Consolidated Statements of Income, Cash Flows and Shareholders’ Equity and Comprehensive Income for the year then ended not presented herein; and in our report dated February 25, 2008, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 29, 2007, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP
Louisville, Kentucky
April 29, 2008

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

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.  The following are some of the more significant factors that could affect our business and our results of operations:

•
Food-borne illness (such as E. coli, hepatitis A., trichinosis or salmonella) concerns, food safety issues and health concerns arising from outbreaks of Avian Flu, may have an adverse effect on our business;

•
A significant and growing number of our restaurants are located in China, and our business is increasingly exposed to risk there.  These risks include changes in economic conditions, tax rates, exchange rates, laws and consumer preferences, as well as changes in the regulatory environment;

•
Our other foreign operations, which are significant and increasing, subject us to risks that could negatively affect our business such as fluctuations in foreign currency exchange rates and changes in economic conditions, tax systems, consumer preferences, social conditions and political conditions;

•	Changes in commodity and other operating costs or supply chain and business disruptions could adversely affect our results of operations;

•	Our operating results are closely tied to the success of our franchisees, and any significant inability of our franchisees to operate successfully could adversely affect our operating results;

•	Our results and financial condition could be affected by the success of our refranchising program;

•	We could be party to litigation that could adversely affect us by increasing our expenses or subjecting us to material money damages and other remedies;

•	Changes in governmental regulations may adversely affect our business operations;

•
We may not attain our target development goals which are dependent upon our ability and the ability of our franchisees to upgrade existing restaurants and open new restaurants and to operate these restaurants on a profitable basis; and

•	The retail food industry in which we operate is highly competitive.

These risks are described in more detail under “Risk Factors” in Item 1A of our 2007 Form 10-K.  We encourage you to read these risk factors in their entirety.  Other factors may also exist that we cannot anticipate or that we do not consider to be significant based on information that is currently available.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 22, 2008 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 1
12/30/07 – 1/26/08	12,714,600	$35.81	12,714,600	$1,607,567,013

Period 2
1/27/08 – 2/23/08	14,507,342	$35.02	14,507,342	$1,099,590,715

Period 3
2/24/08 – 3/22/08	499,700	$34.74	499,700	$1,082,230,056

Total	27,721,642	$35.37	27,721,642	$1,082,230,056

In October 2007, our Board of Directors authorized share repurchases, through October 2008, of up to an additional $1.25 billion (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended March 22, 2008, approximately 22.9 million shares were repurchased under this authorization.  This authorization was completed during the quarter ended March 22, 2008.

In January 2008, our Board of Directors authorized additional share repurchases, through January 2009, of up to an additional $1.25 billion (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended March 22, 2008, approximately 4.8 million shares were repurchased under this authorization.

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

YUM! BRANDS, INC.
(Registrant)

Date:	April 29, 2008	/s/ Ted F. Knopf
Senior Vice President of Finance
and Corporate Controller
(Principal Accounting Officer)