Form 10-Q
period 2008-07-21
YUM BRANDS INC
filed 2008-07-22
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)
[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 14, 2008

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

The number of shares outstanding of the Registrant’s Common Stock as of July 14, 2008 was 468,724,958 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter		Year to date
	6/14/08	6/16/07	6/14/08	6/16/07
Revenues
Company sales	$2,323	$2,073	$4,417	$4,015
Franchise and license fees	330	294	644	575
Total revenues	2,653	2,367	5,061	4,590

Costs and Expenses, Net
Company restaurants
Food and paper	766	638	1,435	1,224
Payroll and employee benefits	574	527	1,107	1,041
Occupancy and other operating expenses	672	598	1,256	1,152
	2,012	1,763	3,798	3,417
General and administrative expenses	317	287	593	549
Franchise and license expenses	13	10	27	18
Closures and impairment expenses	8	9	6	13
Refranchising (gain) loss	(1)	(4)	24	(5)
Other (income) expense	(11)	(8)	(126)	(28)
Total costs and expenses, net	2,338	2,057	4,322	3,964
Operating Profit	315	310	739	626
Interest expense, net	52	38	105	74
Income Before Income Taxes	263	272	634	552
Income tax provision	39	58	156	144
Net Income	$224	$214	$478	$408

Basic Earnings Per Common Share	$0.47	$0.41	$0.99	$0.77

Diluted Earnings Per Common Share	$0.45	$0.39	$0.95	$0.74

Dividends Declared Per Common Share	$0.19	$0.15	$0.34	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/14/08	6/16/07
Cash Flows – Operating Activities
Net Income	$478	$408
Depreciation and amortization	250	233
Closures and impairment expenses	6	13
Refranchising (gain) loss	24	(5)
Gain on sale of interest in Japan unconsolidated affiliate	(100)	—
Deferred income taxes	13	(12)
Equity income from investments in unconsolidated affiliates	(20)	(21)
Distributions of income received from unconsolidated affiliates	22	20
Excess tax benefits from share-based compensation	(31)	(33)
Share-based compensation expense	29	29
Changes in accounts and notes receivable	6	(16)
Changes in inventories	(1)	(4)
Changes in prepaid expenses and other current assets	(9)	1
Changes in accounts payable and other current liabilities	(101)	(64)
Changes in income taxes payable	(19)	24
Other non-cash charges and credits, net	66	17
Net Cash Provided by Operating Activities	613	590

Cash Flows – Investing Activities
Capital spending	(335)	(217)
Proceeds from refranchising of restaurants	66	65
Acquisition of restaurants from franchisees	(3)	—
Sales of property, plant and equipment	34	25
Other, net	(4)	11
Net Cash Used in Investing Activities	(242)	(116)

Cash Flows – Financing Activities
Repayments of long-term debt	(257)	(7)
Revolving credit facilities, three months or less, net	475	315
Short-term borrowings by original maturity
More than three months - proceeds	—	1
More than three months - payments	—	(183)
Three months or less, net	(9)	11
Repurchase shares of Common Stock	(994)	(477)
Excess tax benefits from share-based compensation	31	33
Employee stock option proceeds	40	63
Dividends paid on Common Stock	(146)	(119)
Net Cash Used in Financing Activities	(860)	(363)
Effect of Exchange Rates on Cash and Cash Equivalents	8	6
Net Increase (Decrease) in Cash and Cash Equivalents	(481)	117
Change in Cash and Cash Equivalents due to consolidation of an entity in China	17	—
Cash and Cash Equivalents - Beginning of Period	789	319
Cash and Cash Equivalents - End of Period	$325	$436

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	6/14/08	12/29/07
ASSETS
Current Assets
Cash and cash equivalents	$325	$789
Accounts and notes receivable, less allowance: $21 in 2008 and 2007	237	225
Inventories	139	128
Prepaid expenses and other current assets	212	142
Deferred income taxes	145	125
Advertising cooperative assets, restricted	98	72
Total Current Assets	1,156	1,481
Property, plant and equipment, net of accumulated depreciation and amortization of $3,452 in 2008 and $3,283 in 2007	3,875	3,849
Goodwill	665	672
Intangible assets, net	328	333
Investments in unconsolidated affiliates	43	153
Other assets	471	464
Deferred income taxes	288	290
Total Assets	$6,826	$7,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,491	$1,650
Income taxes payable	28	52
Short-term borrowings	29	288
Advertising cooperative liabilities	98	72
Total Current Liabilities	1,646	2,062

Long-term debt	3,374	2,924
Other liabilities and deferred credits	1,224	1,117
Total Liabilities	6,244	6,103

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 475 shares and 499 shares issued in 2008 and 2007, respectively	51	—
Retained earnings	504	1,119
Accumulated other comprehensive income	27	20
Total Shareholders’ Equity	582	1,139
Total Liabilities and Shareholders’ Equity	$6,826	$7,242

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

1.	Financial Statement Presentation

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2007 Form 10-K, our financial position as of June 14, 2008, and the results of our operations for the quarters and years to date ended June 14, 2008 and June 16, 2007 and cash flows for the years to date ended June 14, 2008 and June 16, 2007.  Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

Like our other unconsolidated affiliates, the accounting for this entity prior to 2008 resulted in royalties being reflected as Franchise and license fees and our share of the entity’s net income being reflected in Other (income) expense.  The impact on our Condensed Consolidated Statement of Income for the quarter and year to date ended June 14, 2008 as a result of our consolidation of this entity was as follows:

	Increase (Decrease)
	Quarter	Year to Date
Company sales	$68	$114
Company restaurant expenses	54	90
Franchise and license fees	(4)	(7)
General and administrative expenses	2	3
Other (income) expense	(7)	(12)
Operating Profit	1	2

The impact on Other (income) expense includes both the current year minority interest in pre-tax earnings of the unconsolidated affiliate as well as the reduction in Other (income) expense that resulted from our share of after-tax earnings no longer being reported in Other (income) expense. The increase in Operating Profit was offset by a corresponding increase in Income tax provision such that there was no impact to Net Income.  Our Condensed Consolidated Balance Sheet at June 14, 2008 reflects the consolidation of this entity; with Investment in unconsolidated affiliates reduced, the entity’s balance sheet consolidated and a minority interest reflected in Other liabilities and deferred credits.

3.	Sale of Our Interest in Our Japan Unconsolidated Affiliate

In December 2007, we sold our interest in our unconsolidated affiliate in Japan for $128 million in cash (including the impact of related foreign currency contracts that were settled in December 2007).  Our international subsidiary that owned this interest operates on a fiscal calendar with a period end that is approximately one month earlier than our consolidated period close.  Thus, consistent with our historical treatment of events occurring during the lag period, the pre-tax gain on the sale of this investment of $100 million was recorded in the quarter ended March 22, 2008.  However, the cash proceeds from this transaction were transferred from our international subsidiary to the U.S. in December 2007 and thus were reported on our Consolidated Statement of Cash Flows for the year ended December 29, 2007.  The offset to this cash on our Consolidated Balance Sheet at December 29, 2007 was in accounts payable and other current liabilities, which was relieved in the quarter ended March 22, 2008 upon recognition of the gain.

While we will no longer have an ownership interest in the entity that operates both KFCs and Pizza Huts in Japan, it will continue to be a franchisee as it was when it operated as an unconsolidated affiliate.  Excluding the one-time gain, the sale of our interest in our Japan unconsolidated affiliate did not have a significant impact on our results of operations for the quarter and year to date ended June 14, 2008 as the Other income we previously recorded representing our share of earnings of the unconsolidated affiliate has historically not been significant.

4.	Earnings Per Common Share (“EPS”)

	Quarter		Year to date
	6/14/08	6/16/07	6/14/08	6/16/07
Net Income	$224	$214	$478	$408

Weighted-average common shares outstanding (for basic calculation)	480	528	483	530
Effect of dilutive share-based employee compensation	18	19	18	19
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	498	547	501	549
Basic EPS	$0.47	$0.41	$0.99	$0.77
Diluted EPS	$0.45	$0.39	$0.95	$0.74
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	6.6	7.2	5.4	8.5

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

5.	Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended June 14, 2008 and June 16, 2007  as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased
Authorization Date	2008	2007	2008		2007
January 2008	5,141	—	$179		$—
October 2007	22,875	—	813		—
September 2006	—	14,964	—		460
Total	28,016	14,964	$992	(a)	$460	(b)

(a)
Amount excludes the effect of $13 million in share repurchases (0.4 million shares) with trade dates prior to the 2007 fiscal year end but cash settlement dates subsequent to the 2007 fiscal year end and includes the effect of $11 million in share repurchases (0.3 million shares) with trade dates prior to June 14, 2008 but cash settlement dates subsequent to June 14, 2008.

(b)	Amount excludes effects of $17 million in share repurchases (0.6 million shares) with trade dates prior to the 2006 fiscal year end but cash settlement dates subsequent to the 2006 fiscal year end.

As of June 14, 2008, we have $1.1 billion available for future repurchases through January 2009 under our January 2008 share repurchase authorization.  Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

As discussed further in our 2007 Form 10-K, repurchases of Common Stock have been recorded as reductions to Retained Earnings to the extent that share repurchases would result in recorded Common Stock being negative on a periodic basis.

Comprehensive income was as follows:

	Quarter		Year to date
	6/14/08	6/16/07	6/14/08	6/16/07
Net Income	$224	$214	$478	$408
Foreign currency translation adjustment arising during the period	20	28	28	26
Foreign currency translation adjustment included in Net Income	—	1	(25)	1
Changes in fair value of derivatives, net of tax	—	1	10	2
Reclassification of derivative (gains) losses to Net Income, net of tax	—	(2)	(9)	(3)
Reclassification of pension actuarial losses to Net Income, net of tax	2	4	3	8
Total comprehensive income	$246	$246	$485	$442

6.	Recently Adopted Accounting Pronouncements

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

On December 30, 2007, the Company adopted the provisions of SFAS 157 related to its financial assets and liabilities.  The following table presents the fair values for those assets and liabilities measured on a recurring basis as of June 14, 2008:

		Fair Value Measurements
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign Currency Forwards	$13	$—	$13	$—
Interest Rate Swaps	10	—	10	—
Other Investments	14	14	—	—
Total	$37	$14	$23	$—

We have entered into interest rate swaps with the objective of hedging the fair value of a portion of our fixed rate debt.  We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration.  The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The fair value of the other investments is determined based on the closing market prices of the respective mutual funds as of June 14, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 was effective for fiscal years beginning after November 15, 2007, the year beginning December 30, 2007 for the Company.  We did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS 159.  In addition, we did not elect to report at fair value any new financial assets or liabilities entered into during the fiscal year 2008.

7.	New Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”).  SFAS 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  In the fourth quarter of 2006, we adopted the recognition and disclosure provisions of SFAS 158 as described in our 2007 Form 10-K.  Additionally, SFAS 158 requires measurement of the funded status of pension and postretirement plans as of the date of a company’s fiscal year ending after December 15, 2008, the year ended December 27, 2008 for the Company.  Certain of our plans currently have measurement dates that do not coincide with our fiscal year end and thus we will be required to change their measurement dates in 2008.  As permitted by SFAS 158, we will use the measurements performed in 2007 to estimate the effects of our changes to fiscal year end measurement dates.  The impact of the transition to fiscal year end measurement dates will result in approximately $10 million of net periodic benefit cost being recognized as a reduction to retained earnings in the fourth quarter of 2008.  Additionally other changes in the fair value of plan assets and benefit obligations during the transition period will be recorded directly as other comprehensive income (loss) during the fourth quarter of 2008.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not anticipate that the adoption of SFAS 162 will materially impact the Company.

8.	Facility Actions

Refranchising (gain) loss, Store closure (income) costs and Store impairment charges by reportable segment are as follows:

	Quarter ended June 14, 2008
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)(b)	$(1)	$1	$(1)	$(1)

Store closure (income) costs(c)	$(6)	$(1)	$(2)	$(9)
Store impairment charges	12	1	4	17
Closure and impairment (income) expenses	$6	$—	$2	$8

	Quarter ended June 16, 2007
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$—	$(3)	$(1)	$(4)

Store closure (income) costs(c)	$(5)	$(1)	$—	$(6)
Store impairment charges	9	4	2	15
Closure and impairment (income) expenses	$4	$3	$2	$9

	Year to date ended June 14, 2008
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)(b)	$25	$—	$(1)	$24

Store closure (income) costs(c)	$(8)	$(3)	$(2)	$(13)
Store impairment charges	13	2	4	19
Closure and impairment (income) expenses	$5	$(1)	$2	$6

	Year to date ended June 16, 2007
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$(2)	$(2)	$(1)	$(5)

Store closure (income) costs(c)	$(6)	$—	$—	$(6)
Store impairment charges	10	7	2	19
Closure and impairment (income) expenses	$4	$7	$2	$13

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)
As part of our plan to transform our U.S. business, including the expansion of our U.S. refranchising potentially reducing our Company ownership in the U.S. to below 10% by the year end 2010, we recognized significant refranchising losses during the year to date ended June 14, 2008 as a result of our refranchising of, or offers to refranchise, stores or groups of stores in the U.S. at prices less than their recorded carrying values.  These stores primarily consisted of over 300 Long John Silver’s restaurants, which represents substantially all of our Company owned Long John Silver’s restaurants in the U.S.  We believe that approximately 100 of these Long John Silver’s for which we have entered into non-binding agreements to sell have met the criteria for held for sale accounting at June 14, 2008 and have included their carrying value of approximately $29 million in Prepaid expenses and other current assets.  During the year to date ended June 14, 2008, 175 Long John Silver’s restaurants have been sold.

(c)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

9.	Other (Income) Expense

	Quarter		Year to date
	6/14/08	6/16/07	6/14/08	6/16/07
Equity income from investments in unconsolidated affiliates	$(9)	$(8)	$(20)	$(21)
Minority interest(a)	2	—	4	—
Gain upon sale of investment in unconsolidated affiliate(b)(c)	—	—	(100)	(5)
Foreign exchange net (gain) loss and other	(4)	—	(10)	(2)
Other (income) expense	$(11)	$(8)	$(126)	$(28)

(a)	On January 1, 2008, the Company began consolidating an entity in China in which we have a majority ownership interest. See Note 2.

(b)	Year to date ended June 14, 2008 reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 3.

(c)
Year to date ended June 16, 2007 reflects recognition of income associated with receipt of payment for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

10.	Reportable Operating Segments

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter		Year to date
Revenues	6/14/08	6/16/07	6/14/08	6/16/07
United States	$1,224	$1,218	$2,415	$2,418
International Division(a)	726	696	1,423	1,377
China Division(b)	703	453	1,223	795
	$2,653	$2,367	$5,061	$4,590

	Quarter		Year to date
Operating Profit	6/14/08	6/16/07	6/14/08	6/16/07
United States	$168	$191	$325	$356
International Division	120	101	259	220
China Division(c)	90	65	191	141
Unallocated and corporate general and administrative expenses(d)(f)	(68)	(51)	(122)	(100)
Unallocated Other income (expense)(e)(f)	4	—	110	4
Unallocated Refranchising gain (loss)(f)	1	4	(24)	5
Operating Profit	315	310	739	626
Interest expense, net	(52)	(38)	(105)	(74)
Income Before Income Taxes	$263	$272	$634	$552

(a)
Includes revenues of $296 million and $293 million for the quarters ended June 14, 2008 and June 16, 2007, respectively, and $591 million and $588 million for the years to date ended June 14, 2008 and June 16, 2007, respectively, for entities in the United Kingdom.

(b)
Includes revenues of approximately $625 million and $388 million for the quarters ended June 14, 2008 and June 16, 2007, respectively, and $1.1 billion and $688 million for the years to date ended June 14, 2008 and June 16, 2007, respectively, in mainland China.

(c)
Includes equity income from investments in unconsolidated affiliates of $9 million and $7 million for the quarters ended June 14, 2008 and June 16, 2007, respectively, and $19 million and $17 million for the years to date ended June 14, 2008 and June 16, 2007, respectively, for the China Division.

(d)
The quarter and year to date ended June 14, 2008 includes approximately $4 million and $10 million, respectively, of charges relating to U.S. general and administrative productivity initiatives and realignment of resources, as well as investments in our U.S. Brands (unallocated Franchise and license expenses).

(e)	The year to date ended June 14, 2008 includes a $100 million gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 3.

(f)	Amounts have not been allocated to the U.S., International Division or China Division segments for performance reporting purposes.

11.	Pension Benefits

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

The components of net periodic benefit cost associated with our U.S. pension plans and significant International pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter		Quarter
	6/14/08	6/16/07	6/14/08	6/16/07
Service cost	$7	$7	$2	$2
Interest cost	12	12	2	1
Expected return on plan assets	(12)	(11)	(3)	(2)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	1	5	—	1
Net periodic benefit cost	$8	$13	$1	$2

	U.S. Pension Plans		International Pension Plans
	Year to date		Year to date
	6/14/08	6/16/07	6/14/08	6/16/07
Service cost	$14	$15	$4	$4
Interest cost	24	24	4	3
Expected return on plan assets	(24)	(23)	(5)	(4)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	3	11	—	1
Net periodic benefit cost	$17	$27	$3	$4

As disclosed in our 2007 Form 10-K, based on current funding rules, we do not anticipate being required to make contributions to the Plan in 2008.  While we may make discretionary contributions to the Plan during the year, we do not currently intend to make any significant contributions.  Additionally, as disclosed in our 2007 Form 10-K, the projected benefit obligation of our Pizza Hut U.K. pension plan exceeded plan assets by approximately $27 million at our 2007 measurement date. We have committed to provide approximately $6 million in funding to the Pizza Hut U.K. pension plan in the second half of 2008 to begin to address this deficit.  Also, as disclosed in our 2007 Form 10-K, since plan assets approximate the projected benefit obligation at the 2007 measurement date for our KFC U.K. pension plan, we do not anticipate significant near term funding.

12.	Guarantees, Commitments and Contingencies

Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to former unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2026.  As of June 14, 2008, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $400 million.  The present value of these potential payments discounted at our pre-tax cost of debt at June 14, 2008 was approximately $325 million.

Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at June 14, 2008 was not material.

Franchise Loan Guarantees

We have provided a partial guarantee of approximately $12 million of a franchisee loan pool related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at June 14, 2008.  In support of this guarantee, we have provided a standby letter of credit of $18 million under which we could potentially be required to fund a portion of the franchisee loan pool.  The total loans outstanding under the loan pool were approximately $61 million at June 14, 2008.

This loan pool is funded by the issuance of commercial paper by a conduit established for that purpose.  A disruption in the commercial paper markets may result in the Company and the participating financial institutions having to fund commercial paper issuances that have matured.  Any funding under the guarantees or letters of credit would be secured by the franchisee loans and any related collateral.  We believe that we have appropriately provided for our estimated probable exposures under these contingent liabilities.  These provisions were primarily charged to net Refranchising (gain) loss.

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

On November 26, 2001, Kevin Johnson, a former LJS restaurant manager, filed a collective action against LJS in the United States District Court for the Middle District of Tennessee alleging violation of the Fair Labor Standards Act (“FLSA”) on behalf of himself and allegedly similarly-situated LJS general and assistant restaurant managers. Johnson alleged that LJS violated the FLSA by perpetrating a policy and practice of seeking monetary restitution from LJS employees, including Restaurant General Managers (“RGMs”) and Assistant Restaurant General Managers (“ARGMs”), when monetary or property losses occurred due to knowing and willful violations of LJS policies that resulted in losses of company funds or property, and that LJS had thus improperly classified its RGMs and ARGMs as exempt from overtime pay under the FLSA.  Johnson sought overtime pay, liquidated damages, and attorneys’ fees for himself and his proposed class.

LJS moved the Tennessee district court to compel arbitration of Johnson’s suit.  The district court granted LJS’s motion on June 7, 2004, and the United States Court of Appeals for the Sixth Circuit affirmed on July 5, 2005.

On December 19, 2003, while the arbitrability of Johnson’s claims was being litigated, former LJS managers Erin Cole and Nick Kaufman, represented by Johnson’s counsel, initiated an arbitration with the American Arbitration Association (“AAA”) (the “Cole Arbitration”).  The Cole Claimants sought a collective arbitration on behalf of the same putative class as alleged in the Johnson lawsuit and alleged the same underlying claims.

On June 15, 2004, the arbitrator in the Cole Arbitration issued a Clause Construction Award, finding that LJS’s Dispute Resolution Policy did not prohibit Claimants from proceeding on a collective or class basis.  LJS moved unsuccessfully to vacate the Clause Construction Award in federal district court in South Carolina.  The district court dismissed LJS’s motion to vacate, finding that it lacked jurisdiction over the motion.  On September 19, 2005, the arbitrator issued a Class Determination Award, finding, inter alia, that a class would be certified in the Cole Arbitration on an “opt-out” basis, rather than as an “opt-in” collective action as specified by the FLSA.

On January 20, 2006, the district court denied LJS’s motion to vacate the Class Determination Award and the United States Court of Appeals for the Fourth Circuit affirmed the district court’s decision on January 28, 2008.    On April 28, 2008, LJS filed a petition for a writ of certiorari in the United States Supreme Court seeking a review of the Fourth Circuit’s January 28, 2008 decision.

Pending a decision by the United States Supreme Court on LJS’s certiorari petition, LJS expects, based on the rulings issued to date in this matter, that the Cole Arbitration will more likely than not proceed as an “opt-out” class action, rather than as an “opt-in” collective action.  LJS denies liability and is vigorously defending the claims in the Cole Arbitration.  We have provided for a reasonable estimate of the cost of the Cole Arbitration, taking into account a number of factors, including our current projection of eligible claims, the estimated amount of each eligible claim, the estimated claim recovery rate, the estimated legal fees incurred by Claimants and the reasonable settlement value of this and other wage and hour litigation matters.  However, in light of the inherent uncertainties of litigation, the fact-specific nature of Claimants’ claims, and the novelty of proceeding in an FLSA lawsuit on an “opt-out” basis, there can be no assurance that the arbitration will not result in losses in excess of those currently provided for in our Condensed Consolidated Financial Statements.

On September 2, 2005, a collective action lawsuit against the Company and KFC Corporation, originally styled Parler v. Yum Brands, Inc., d/b/a KFC, and KFC Corporation, was filed in the United States District Court for the District of Minnesota.  Plaintiffs allege that they and other current and former KFC Assistant Unit Managers (“AUMs”) were improperly classified as exempt employees under the FLSA.  Plaintiffs seek overtime wages and liquidated damages.  On January 17, 2006, the District Court dismissed the claims against the Company with prejudice, leaving KFC Corporation as the sole defendant.  Plaintiffs amended the complaint on September 8, 2006, to add related state law claims on behalf of a putative class of KFC AUMs employed in Illinois, Minnesota, Nevada, New Jersey, New York, Ohio, and Pennsylvania.  On October 24, 2006, plaintiffs moved to decertify the conditionally certified FLSA action, and KFC Corporation did not oppose the motion.  On June 4, 2007, the District Court decertified the collective action and dismissed all opt-in plaintiffs without prejudice.  Subsequently, plaintiffs filed twenty-seven new cases around the country, most of which allege a statewide putative collective/class action.  Plaintiffs also filed 324 individual arbitrations with the American Arbitration Association (“AAA”).  KFC filed a motion with the Judicial Panel on Multidistrict Litigation (“JPML”) to transfer all twenty-eight pending cases to a single district court for coordinated pretrial proceedings pursuant to the Multidistrict Litigation (“MDL”) statute, 28 U.S.C. § 1407.  KFC also filed a motion with the Minnesota District Court to enjoin the 324 AAA arbitrations on the ground that Plaintiffs waived the right to arbitrate by their participation in the Minnesota (Parler) litigation.  Finally, KFC filed a motion in the new Minnesota action to deny certification of a collective or class action on the ground that Plaintiffs are judicially and equitably estopped from proceeding collectively on behalf of a class in light of positions they took in the Parler case.  The Court denied KFC’s motion to deny certification of a collective or class action without prejudice.  On January 3, 2008, the JPML granted KFC’s motion to transfer all of the pending court cases to the Minnesota District Court for discovery and pre-trial proceedings.  On January 4, 2008, KFC’s motion to enjoin the 324 arbitrations on the ground that plaintiffs have waived their right to arbitrate was granted.

On February 21, 2008, a status conference with the Minnesota District Court was held to discuss case management issues.  In particular, the parties reached agreement as to the following issues:  (a) the elimination of all state law class allegations from plaintiffs’ amended complaints; (b) the elimination of “collective action” allegations, which would form the basis for further attempts by plaintiffs to certify these actions on a state-wide (or other) basis; and (c) an agreement in principle to advance three “bellwether” cases, for the purpose of expediting a limited number of the consolidated actions for pre-trial proceedings.

On March 11, 2008, five of the Arbitration Opt-Ins filed an action against KFC Corp. in the United States District Court for the District of Kansas, styled Thomas, et al. v. KFC Corp.

On April 25, 2008, the Minnesota District Court issued a Case Management Order which (a) designated three actions as “bellwether” proceedings (Minnesota, Georgia, Neveda); (b) stayed discovery and trials in the remaining cases; and (c) set fact discovery cutoffs in the three bellwether cases for October 24, 2008, with a trial “ready” date of March 2, 2009.  Amended complaints in all actions have now been filed; none of the actions assert state law class claims, or “collective action” claims under the FLSA.  Discovery is on-going in the three bellwether states.

In early June 2008, KFC filed two motions for summary judgment as to certain of the plaintiffs.  The first motion seeks dismissal of plaintiffs based on the statute of limitations.  Plaintiffs’ counsel has informed us that the second motion, relating to the claims that KFC “willfully” violated the FLSA, will not be opposed.  KFC also filed a motion to dismiss approximately 150 plaintiffs, based on their failure to file valid consents to join the various litigations.  We expect these motions to be heard July 25, 2008, or soon thereafter.

We believe that KFC has properly classified its AUMs as exempt under the FLSA and applicable state law, and accordingly intend to vigorously defend against all claims in these lawsuits.  However, in view of the inherent uncertainties of litigation, the outcome of these cases cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On August 4, 2006, a putative class action lawsuit against Taco Bell Corp. styled Rajeev Chhibber vs. Taco Bell Corp. was filed in Orange County Superior Court. On August 7, 2006, another putative class action lawsuit styled Marina Puchalski v. Taco Bell Corp. was filed in San Diego County Superior Court. Both lawsuits were filed by a Taco Bell RGM purporting to represent all current and former RGMs who worked at corporate-owned restaurants in California from August 2002 to the present.  The lawsuits allege violations of California’s wage and hour laws involving unpaid overtime and meal period violations and seek unspecified amounts in damages and penalties.  As of September 7, 2006, the Orange County case was voluntarily dismissed by the plaintiff and both cases have been consolidated in San Diego County.  Discovery is underway, with pre-certification discovery cutoff set for June 2, 2008 and an August 1, 2008 deadline for plaintiffs to file their motion for class certification.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On September 10, 2007, a putative class action against Taco Bell Corp., the Company and other related entities styled Sandrika Medlock v. Taco Bell Corp., was filed in United States District Court, Eastern District, Fresno, California. The case was filed on behalf of all hourly employees who have worked for the defendants within the last four years and alleges numerous violations of California labor laws including unpaid overtime, failure to pay wages on termination, denial of meal and rest breaks, improper wage statements, unpaid business expenses and unfair or unlawful business practices in violation of California Business & Professions Code §17200.  The Company was dismissed from the case without prejudice on January 10, 2008.

On March 24, 2008, plaintiff filed a motion for leave to file a second amended complaint adding a nationwide FLSA claim for unpaid overtime.  Taco Bell opposed the motion and on June 10, 2008 the court denied plaintiff’s motion to amend.  Discovery is underway, with pre-certification discovery cutoff set for February 20, 2009 and an April 20, 2009 deadline for plaintiff to file a motion for class certification.  A hearing on the class certification motion has been scheduled for July 27, 2009.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On June 16, 2008, a putative class action lawsuit against Taco Bell Corp. and the Company styled Miriam Leyva vs. Taco Bell Corp., et al., was filed in Los Angeles Superior Court. The case was filed on behalf of Leyva and purportedly all other California hourly employees and alleges failure to pay overtime, failure to provide meal and rest periods, failure to pay wages upon discharge, failure to provide itemized wage statements, unfair business practices and wrongful termination and discrimination. This case is very similar to the Medlock case; accordingly, on July 3, 2008, Taco Bell filed a notice of related case and request for stay.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On April 11, 2008, Lisa Hardiman filed a Private Attorneys General Act (“PAGA”) complaint in the Superior Court of the State of California, County of Fresno against Taco Bell Corp., the Company and other related entities. This lawsuit, styled Lisa Hardiman vs. Taco Bell Corp., et al., is filed on behalf of Hardiman individually and all other aggrieved employees pursuant to PAGA. The complaint seeks penalties for alleged violations of California’s Labor Code. On June 25, 2008, Hardiman filed an amended complaint adding class action allegations on behalf of hourly employees in California very similar to the Medlock case, including allegations of unpaid overtime, missed meal and rest periods, improper wage statements, non-payment of wages upon termination, unreimbursed business expenses and unfair or unlawful business practices in violation of California Business & Professions Code §17200.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On December 21, 2007, a putative class action lawsuit against KFC U.S. Properties, Inc. styled Baskall v. KFC U.S. Properties, Inc., was filed in San Diego County Superior Court on behalf of all current and former RGMs, AUMs and Shift Supervisors who worked at KFC's California restaurants since December 21, 2003.  The lawsuit alleges violations of California’s wage and hour and unfair competition laws, including denial of sufficient meal and rest periods, improperly itemized pay stubs, and delays in issuing final paychecks, and seeks unspecified amounts in damages, injunctive relief, and attorneys' fees and costs.  A first amended complaint was filed on February 5, 2008.   KFC answered the amended complaint on March 21, 2008.

A case management conference was held on June 13, 2008, at which time the court scheduled a hearing on plaintiff’s expected motion for class certification on February 13, 2009.

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

At a status conference on September 27, 2007, the court set a trial date of November 10, 2008 with respect to not more than 20 restaurants to determine the issue of liability and common issues.  The parties participated in mediation on March 25, 2008, without reaching resolution.  A new trial court judge was assigned on April 4, 2008, and the November 10, 2008 trial date and all other previously set court dates were vacated.  The court has instead ordered supplemental discovery and will hear Taco Bell’s motion for partial summary judgment regarding statute of limitations, followed by cross motions for summary judgment regarding ADA issues, and finally cross motions for summary judgment regarding state law issues.

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

On December 6, 2006, a lawsuit styled Tyler Vormittag, et. al. v. Taco Bell Corp, Taco Bell of America, Inc. and Yum! Brands, Inc. was filed in the Supreme Court of the State of New York, County of Suffolk.  Mr. Vormittag, a minor, alleges he became ill after consuming food purchased from a Taco Bell restaurant in Riverhead, New York, which was allegedly contaminated with E. coli 0157:H7.  Subsequently, thirty other cases have been filed naming the Company, Taco Bell Corp., Taco Bell of America, and/or other subsidiaries of the Company, each alleging similar facts on behalf of other customers.  Additionally, the Company has received a number of claims from customers who have alleged injuries related to the E. coli outbreak, but have not filed lawsuits.

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

13.	Subsequent Event

On July 11, 2008 we entered into a new variable rate three year senior unsecured term loan (“Domestic Term Loan”),  in an aggregate principal amount of $375 million.  We will use the net proceeds from the Domestic Term Loan for general corporate purposes.

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

•
Same store sales is the estimated growth in sales of all restaurants that have been open one year or more.  U.S. Company same store sales include only KFC, Pizza Hut and Taco Bell Company owned restaurants that have been open one year or more.  U.S. same store sales for Long John Silver’s and A&W restaurants are not included given the relative insignificance of the Company stores for these brands and the limited impact they currently have, and will have in the future, on our U.S. Company same store sales as well as our overall U.S. performance.

•	Company restaurant margin as a percentage of sales is defined as Company sales less expenses incurred directly by our Company restaurants in generating Company sales, divided by Company sales.

•	Operating margin is defined as Operating Profit divided by Total revenues.

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

Strategies

The Company continues to focus on four key strategies:

Build Leading Brands Across China in Every Significant Category – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurants, respectively, in mainland China.  Additionally, the Company owns and operates the distribution system for its restaurants in mainland China which we believe provides a significant competitive advantage.  Given this strong competitive position, a rapidly growing economy and a population of 1.3 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and testing the additional restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food).  Our ongoing earnings growth model includes annual system-sales growth of 20% in mainland China driven by at least 425 new restaurants each year, which we expect to drive annual Operating Profit growth of 20% in the China Division.

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

Dramatically Improve U.S. Brand Positions, Consistency and Returns – The Company continues to focus on improving its U.S. position through differentiated products and marketing and an improved customer experience.  The Company also strives to provide industry-leading new product innovation which adds sales layers and expands day parts.  We are the leader in multibranding, with over 3,900 restaurants providing customers two or more of our brands at a single location.  We continue to evaluate our returns and ownership positions with an earn-the-right-to-own philosophy on Company-owned restaurants.  Our ongoing earnings growth model calls for annual Operating Profit growth of 5% in the U.S. with same store sales growth of 2% to 3% and leverage of our General and Administrative (“G&A”) infrastructure.

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

Quarter Ended June 14, 2008 Highlights

•	System sales growth from China Division of 40% and YRI of 15%

•	Worldwide same store sales growth of 4%, including 14 % in mainland China, 4% in YRI and 2% in the U.S.

•	Operating Profit growth of 38% for the China Division and 18% for YRI with a 12% decline in the U.S.

•	Lower effective tax rate of 14.8% versus 21.5% in the prior year

•	Diluted earnings per share (“EPS”) of $0.45 or 15% growth

•	Increased quarterly dividend by 27% with our yield now about 2%

All preceding comparisons are versus the same period a year ago.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters and/or years to date ended June 14, 2008 and June 16, 2007  and/or could impact comparability with the remainder of our results in 2008 or beyond.  Certain of these factors were previously discussed in our 2007 Form 10-K.

U.S. Restaurant Profit

Our U.S. restaurant margin as a percentage of sales decreased by 2.9 percentage points and 1.9 percentage points for the quarter and year to date ended June 14, 2008, respectively.  These decreases were the primary drivers in the U.S. Operating Profit decline of 12% and 9% for the quarter and year to date ended June 14, 2008, respectively.

Restaurant profit in dollar terms was negatively impacted by $30 million and $55 million of commodity inflation (primarily cheese, wheat and chicken costs) for the quarter and year to date ended June 14, 2008, respectively.  Additionally, restaurant profit was negatively impacted by $18 million and $22 million, exclusive of the estimated reduction due to refranchising stores, for the quarter and year to date ended June 14, 2008, respectively, due to higher property and casualty self insurance expense as we lapped favorability recognized in 2007.  The unfavorable impact of commodity inflation and lapping of property and casualty self insurance favorability for the quarter and year to date ended June 14, 2008 was partially offset by U.S. Company same store sales growth of 4% and 3%, respectively, which was driven by Taco Bell and Pizza Hut.

We anticipate that the U.S. restaurant margin in the second half of 2008 will be adversely impacted by continued higher commodity costs, with commodity inflation for the full year 2008 expected to be 8% or about $100 million.  However, we expect that pricing action that we have recently taken and future pricing actions will help to mitigate this inflation on a full year basis.  We now anticipate that U.S. restaurant margin as a percentage of sales for 2008 will be down approximately 1.0 percentage point from the 2007 percentage of 13.3%.

China Restaurant Profit

China Division restaurant margin as a percentage of sales declined to 17.1% and 18.9% in the quarter and year to date ended June 14, 2008, respectively from 18.2% and 20.2% in the quarter and year to date ended June 16, 2007, respectively.  These declines were driven by commodity inflation, primarily chicken, of approximately $16 million and $27 million for the quarter and year to date ended June 14, 2008, respectively, and higher restaurant labor costs.  In mainland China, we expect that the high commodity inflation rate (including higher chicken costs) will continue throughout 2008.  On a full year basis we anticipate that China Division restaurant margin as a percentage of sales for 2008 will be down approximately 1.0 percentage point from the 2007 percentage of 20.1%.

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

Like our other unconsolidated affiliates, the accounting for this entity prior to 2008 resulted in royalties being reflected as Franchise and license fees and our share of the entity’s net income being reflected in Other (income) expense.  The impact on our Condensed Consolidated Statement of Income for the quarter and year to date ended June 14, 2008 as a result of our consolidation of this entity was as follows:

	Increase (Decrease)
	Quarter	Year to Date
Company sales	$68	$114
Company restaurant expenses	54	90
Franchise and license fees	(4)	(7)
General and administrative expenses	2	3
Other (income) expense	(7)	(12)
Operating Profit	1	2

The impact on Other (income) expense includes both the current year minority interest in pre-tax earnings of the unconsolidated affiliate as well as the reduction in Other (income) expense that resulted from our share of after-tax earnings no longer being reported in Other (income) expense. The increase in Operating Profit was offset by a corresponding increase in Income tax provision such that there was no impact to Net Income.

Significant 2008 Gains and Charges

As part of our plan to transform our U.S. business we are taking several measures in 2008 that we do not believe are indicative of our ongoing operations.  These measures include: expansion of our U.S. refranchising, potentially reducing our Company ownership in the U.S. to below 10% by the year end 2010; charges relating to G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs); and investments in our U.S. Brands made on behalf of our franchisees such as equipment purchases.  As discussed in Note 10, we are not including the impacts of these measures in our U.S. segment for performance reporting purposes.

In the quarter and year to date ended June 14, 2008, we recorded a pre-tax gain of $1 million and a pre-tax loss of $25 million, respectively, from refranchising in the U.S.  In the quarter and year to date ended June 14, 2008, we recorded pre-tax losses related to U.S. severance and early retirement of $2 million and $7 million, respectively, and expenses related to investments in our U.S. brands of $2 million and $3 million, respectively.  The refranchising losses recorded for the year to date ended June 14, 2008 were primarily due to our refranchising of, or our offers to refranchise, stores or groups of stores, principally at Long John Silver’s, for prices less than their recorded carrying value.  The refranchising losses are more fully discussed in Note 8 and the Store Portfolio Strategy of the MD&A.

These losses were more than offset in the year to date ended June 14, 2008 by a pre-tax gain of approximately $100 million related to the sale of our interest in our unconsolidated affiliate in Japan (See Note 3 for further discussion of this transaction).  This gain was recorded in unallocated Other (income) expense in our Condensed Consolidated Statement of Income.

We anticipate that on a full year basis that the net impact of the U.S. business transformation measures and the gain on the sale of our interest in our unconsolidated affiliate in Japan will generate up to $50 million of Operating Profit, or approximately $0.06 of diluted EPS in 2008.

Mexico Value Added Tax (“VAT”) Exemption

On October 1, 2007, Mexico enacted new legislation that eliminated a tax ruling that allowed us to claim an exemption related to VAT payments.  Beginning on January 1, 2008, we were required to remit VAT on all Company restaurant sales resulting in lower Company sales and Restaurant Profit.  As a result of this new legislation, our International Division’s Company sales and Restaurant Profit for the quarter ended June 14, 2008 were unfavorably impacted by approximately $10 million and $9 million, respectively.  Company sales and Restaurant Profit for the year to date ended June 14, 2008 were unfavorably impacted by approximately $16 million and $14 million, respectively.  We estimate that the full year 2008 impact on the International Division’s Company sales and Restaurant Profit will be unfavorable by approximately $38 million and $34 million, respectively. The International Division’s system sales growth and restaurant margin as a percentage of sales was negatively impacted by approximately 0.4 and 1.4 percentage points, respectively, for the quarter ended June 14, 2008.  Additionally, the International Division’s system sales growth and restaurant margin as a percentage of sales was negatively impacted by approximately 0.3 and 1 percentage points, respectively, for the year to date ended June 14, 2008, with similar negative impacts expected for the full year.

Tax Legislation – Mainland China

On March 16, 2007, the National People’s Congress in mainland China enacted new tax legislation that went into effect on January 1, 2008.  Upon enactment, which occurred in the China Division’s 2007 second fiscal quarter, the deferred tax balances of all Chinese entities, including our unconsolidated affiliates, were adjusted.  We currently estimate that these income tax rate changes will positively impact our 2008 Net Income between $10 million and $15 million compared to what it would have otherwise been had no new tax legislation been enacted.  For the year to date ended June 14, 2008, the favorable impact on our Income tax provision and Operating Profit was approximately $5 million and $2 million, respectively.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets.  In the U.S., we are targeting Company ownership of restaurants potentially below 10% by year end 2010, down from its current level of 21%.  We recorded net refranchising losses of $25 million in the U.S. for the year to date ended June 14, 2008, primarily due to our refranchising of, or our  offers to sell, certain stores or groups of stores, for a price less than their carrying values.  In the U.S., we have refranchised 179 restaurants during the first two quarters of 2008 and anticipate refranchising 500 restaurants for the full year.

In the International Division, we are targeting Company ownership of Pizza Hut restaurants in the U.K. market at approximately 40% by year end 2011, down from its current level of approximately 75%.

Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.  Additionally, G&A expenses will decline over time as a result of these refranchising activities.  The timing of G&A declines will vary and often lag the actual refranchising activities as the synergies are typically dependent upon the size and geography of the respective deals.  G&A expenses included in the tables below reflect only direct G&A expenses that we are no longer incurring as a result of stores that were operated by us for all or some portion of the comparable period in 2007 and were no longer operated by us as of June 14, 2008.

The following table summarizes our refranchising activities:

	Quarter		Year to date
	6/14/08	6/16/07	6/14/08	6/16/07
Number of units refranchised	170	74	207	191
Refranchising proceeds, pre-tax	$47	$31	$66	$65
Refranchising (gain) loss, pre-tax	$(1)	$(4)	$24	$(5)

The impact on Operating Profit arising from refranchising is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and G&A expenses and (b) the estimated increase in franchise fees from the stores refranchised.  The amounts presented below reflect the estimated historical results from stores that were operated by us for all or some portion of the comparable period in 2007 and were no longer operated by us as of June 14, 2008.

The following table summarizes the estimated historical results of refranchising:

	Quarter ended 6/14/08
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(44)	$(31)	$(1)	$(76)
Increased Franchise and license fees	2	2	—	4
Decrease in Total revenues	$(42)	$(29)	$(1)	$(72)

	Year to date ended 6/14/08
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(97)	$(58)	$(2)	$(157)
Increased Franchise and license fees	5	3	—	8
Decrease in Total revenues	$(92)	$(55)	$(2)	$(149)

	Quarter ended 6/14/08
	U.S.	International Division	China Division	Worldwide
Decreased Restaurant profit	$(1)	$(2)	$—	$(3)
Increased Franchise and license fees	2	2	—	4
Decreased G&A	1	1	—	2
Increase in Operating Profit	$2	$1	$—	$3

	Year to date ended 6/14/08
	U.S.	International Division	China Division	Worldwide
Decreased Restaurant profit	$(5)	$(4)	$—	$(9)
Increased Franchise and license fees	5	3	—	8
Decreased G&A	2	1	—	3
Increase in Operating Profit	$2	$—	$—	$2

Results of Operations

	Quarter				Year to date
	6/14/08	6/16/07	% B/(W)		6/14/08	6/16/07	% B/(W)
Company sales	$2,323	$2,073	12		$4,417	$4,015	10
Franchise and license fees	330	294	12		644	575	12
Total revenues	$2,653	$2,367	12		$5,061	$4,590	10
Company restaurant profit	$311	$310	—		$619	$598	3

% of Company sales	13.4%	14.9%	(1.5	) ppts.	14.0%	14.9%	(0.9	) ppts.
Operating Profit	315	310			739	626	18
Interest expense, net	52	38	(34)		105	74	(39)
Income tax provision	39	58	34		156	144	(8)
Net Income	$224	$214	4		$478	$408	17

Diluted earnings per share(a)	$0.45	$0.39	15		$0.95	$0.74	28

(a)	See Note 4 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	7,625	1,314	24,297	33,236
New Builds	198	31	421	650
Acquisitions	12	—	(12)	—
Refranchising	(207)	(1)	208	—
Closures	(57)	(5)	(338)	(400)
Other(b)(c)	182	(749)	572	5
End of quarter	7,753	590	25,148	33,491
% of Total	23%	2%	75%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	3,896	—	14,081	17,977
New Builds	27	—	105	132
Acquisitions	1	—	(1)	—
Refranchising	(179)	—	179	—
Closures	(35)	—	(213)	(248)
Other	—	—	4	4
End of quarter	3,710	—	14,155	17,865
% of Total	21%	—	79%	100%

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	1,642	568	9,963	12,173
New Builds	12	—	306	318
Acquisitions	4	—	(4)	—
Refranchising	(26)	(1)	27	—
Closures	(7)	—	(117)	(124)
Other(b)	—	(567)	568	1
End of quarter	1,625	—	10,743	12,368
% of Total	13%	—	87%	100%

China Division	Company	Unconsolidated Affiliates	Franchisees	Total
Beginning of year	2,087	746	253	3,086
New Builds	159	31	10	200
Acquisitions	7	—	(7)	—
Refranchising	(2)	—	2	—
Closures	(15)	(5)	(8)	(28)
Other(c)	182	(182)	—	—
End of quarter	2,418	590	250	3,258
% of Total	74%	18%	8%	100%

(a)
The Worldwide, U.S. and International Division totals exclude 2,106, 1,931 and 175 licensed units, respectively, at June 14, 2008.  There are no licensed units in the China Division.  Licensed units are generally units that offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

(b)
In our fiscal quarter ended March 22, 2008, we sold our interest in our unconsolidated affiliate in Japan.  While we will no longer have an ownership interest in the entity that operates both KFCs and Pizza Huts in Japan, it will continue to be a franchisee as it was when it operated as an unconsolidated affiliate.  See Note 3.

(c)
On January 1, 2008, we began consolidating an entity in China in which we have a majority ownership interest.  This entity was previously accounted for as an unconsolidated affiliate and we reclassified the units accordingly.  See Note 2.

Multibrand restaurants are included in the totals above.  Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count.  Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count.  Franchise unit counts below include both franchisee and unconsolidated affiliate multibrand units.  Following are multibrand restaurant totals at June 14, 2008:

	Company	Franchisees	Total
United States	1,717	2,235	3,952
International Division	—	320	320
Worldwide	1,717	2,555	4,272

For the year to date ended June 14, 2008, Company and franchise multibrand unit gross additions were 51 and 296, respectively.  There are no multibrand units in the China Division.

System Sales Growth

Quarter	Increase/(Decrease)		Increase excluding foreign currency translation
	6/14/08	6/16/07	6/14/08	6/16/07
United States	3%	—%	N/A	N/A
International Division	15%	15%	8%	11%
China Division	40%	25%	28%	19%
Worldwide	11%	7%	7%	5%

Year to date	Increase/(Decrease)		Increase excluding foreign currency translation
	6/14/08	6/16/07	6/14/08	6/16/07
United States	3%	(1)%	N/A	N/A
International Division	15%	14%	8%	10%
China Division	39%	24%	28%	19%
Worldwide	10%	6%	7%	4%

The explanations that follow for system sales growth consider year over year changes excluding the impact of foreign currency translation.

For the quarter and year to date ended June 14, 2008 the increases in U.S., China Division, International Division and Worldwide System sales were driven by new unit development and same store sales growth, partially offset by store closures.

Revenues

Quarter	Amount		% Increase/(Decrease)	% Increase/(Decrease) excluding foreign currency translation
	6/14/08	6/16/07
Company sales
United States	$1,059	$1,060	—	N/A
International Division	577	574	—	(4)
China Division	687	439	57	43
Worldwide	2,323	2,073	12	8

Franchise and license fees
United States	165	158	4	N/A
International Division	149	122	22	14
China Division	16	14	11	2
Worldwide	330	294	12	8

Total revenues
United States	1,224	1,218	—	N/A
International Division	726	696	4	(1)
China Division	703	453	55	42
Worldwide	$2,653	$2,367	12	8

The explanations that follow for revenue fluctuations consider year over year changes excluding the impact of any foreign currency translation.

Excluding the favorable impact of the consolidation of a former China unconsolidated affiliate, Worldwide Company sales increased 5%.  The increase was driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

Excluding the unfavorable impact of the consolidation of a former China unconsolidated affiliate, Worldwide Franchise and license fees increased 9%.  The increase was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

U.S. Company sales were flat as refranchising and store closures were offset by same store sales growth and new unit development.

U.S. Company same store sales increased 4% due to an increase in average guest check, partially offset by a decline in transactions.

The increase in U.S. Franchise and license fees was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

The decrease in International Division Company sales was driven by refranchising, store closures and the elimination of a VAT exemption in Mexico, partially offset by new unit development.

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
Year to date	Amount		% Increase/(Decrease)	% Increase/(Decrease) excluding foreign currency translation
	6/14/08	6/16/07
Company sales
United States	$2,093	$2,111	(1)	N/A
International Division	1,129	1,134	(1)	(4)
China Division	1,195	770	55	43
Worldwide	4,417	4,015	10	7

Franchise and license fees
United States	322	307	5	N/A
International Division	294	243	21	14
China Division	28	25	12	3
Worldwide	644	575	12	9

Total revenues
United States	2,415	2,418	—	N/A
International Division	1,423	1,377	3	(1)
China Division	1,223	795	54	41
Worldwide	$5,061	$4,590	10	7

The explanations that follow for revenue fluctuations consider year over year changes excluding the impact of  any foreign currency translation.

Excluding the favorable impact of the consolidation of a former China unconsolidated affiliate, Worldwide Company sales increased 4%.  The increase was driven by new unit development and same store sales growth, partially offset by refranchising and store closures.

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

The decrease in International Division Company sales was driven by refranchising, store closures and same store sales declines due to the elimination of a VAT exemption in Mexico, partially offset by new unit development.

The increase in International Division Franchise and license fees was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

Excluding the favorable impact of the consolidation of a former China unconsolidated affiliate, the China Division Company sales increased by 29%.  The increase was driven primarily by new unit development and same store sales growth.

Excluding the unfavorable impact of the consolidation of a former China unconsolidated affiliate, the China Division Franchise and licensed fees increased by 21%.  The increase was driven by new unit development and same store sales growth.

Company Restaurant Margins

	Quarter ended 6/14/08
	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.7	31.7	37.7	33.0
Payroll and employee benefits	30.4	26.5	14.5	24.7
Occupancy and other operating expenses	26.5	31.2	30.7	28.9
Company restaurant margin	12.4%	10.6%	17.1%	13.4%

	Quarter ended 6/16/07
	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.2	29.9	35.7	30.8
Payroll and employee benefits	29.6	26.4	14.0	25.5
Occupancy and other operating expenses	25.9	31.8	32.1	28.8
Company restaurant margin	15.3%	11.9%	18.2%	14.9%

The decrease in U.S. restaurant margin as a percentage of sales was driven by the impact of higher commodity costs (primarily cheese, wheat and chicken costs), higher property and casualty self insurance expense as we lapped favorability recognized in 2007 and higher labor costs (primarily wage rate and salary increases).  The decrease was partially offset by the favorable impact of same store sales growth on restaurant margin including the impact of higher average guest check.

The decrease in International Division restaurant margin as a percentage of sales was driven by the elimination of a VAT exemption in Mexico, partially offset by the favorable impact on restaurant margin of closing and refranchising certain restaurants.  An increase in commodity costs was generally offset by higher average guest check.

The decrease in China Division restaurant margin as a percentage of sales was driven by higher commodity costs (primarily chicken products), the impact of lower margins associated with new units during the initial periods of operation and higher labor costs.  The decrease was partially offset by the impact of same store sales growth on restaurant margin.

	Year to date ended 6/14/08
	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.3	31.2	37.6	32.5
Payroll and employee benefits	30.8	26.1	14.1	25.1
Occupancy and other operating expenses	26.5	30.9	29.4	28.4
Company restaurant margin	12.4%	11.8%	18.9%	14.0%

	Year to date ended 6/16/07
	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.9	29.8	35.9	30.5
Payroll and employee benefits	30.3	26.2	13.5	25.9
Occupancy and other operating expenses	26.5	31.5	30.4	28.7
Company restaurant margin	14.3%	12.5%	20.2%	14.9%

The decrease in U.S. restaurant margin as a percentage of sales was driven by the impact of higher commodity costs (primarily cheese, wheat and chicken costs), higher labor costs (primarily wage rate and salary increases) and, higher property and casualty self insurance expense as we lapped favorability recognized in 2007.  The decrease was partially offset by the favorable impact of same store sales growth on restaurant margin including the impact of higher average guest check.

The decrease in International Division restaurant margin as a percentage of sales was driven by the elimination of a VAT exemption in Mexico, partially offset by the favorable impact on restaurant margin of refranchising and closing certain restaurants.  An increase in commodity costs was generally offset by higher average guest check.

The decrease in China Division restaurant margin as a percentage of sales was driven by higher commodity costs (primarily chicken products), higher labor costs, and the impact of lower margins associated with new units during the initial periods of operation.  The decrease was partially offset by the impact of same store sales growth on restaurant margin.

Worldwide General and Administrative Expenses

General and administrative (“G&A”) expenses increased $30 million or 11% in the quarter, including a 3% unfavorable impact of foreign currency translation.  The increase was driven by litigation related costs as well as higher compensation costs, including amounts associated with strategic initiatives in China and other international growth markets.

General and administrative expenses increased $44 million or 8% year to date, including a 2% unfavorable impact of foreign currency translation. The increase was driven by litigation related costs, severance and early retirement costs related to U.S. transformation as discussed in the Significant 2008 Gains and Charges section of this MD&A and higher compensation costs, including amounts associated with strategic initiatives in China and other international growth markets.

Worldwide Other (Income) Expense

	Quarter		Year to date
	6/14/08	6/16/07	6/14/08	6/16/07
Equity income from investments in unconsolidated affiliates	$(9)	$(8)	$(20)	$(21)
Minority interest(a)	2	—	4	—
Gain upon sale of investment in unconsolidated affiliate(b)(c)	—	—	(100)	(5)
Foreign exchange net (gain) loss and other	(4)	—	(10)	(2)
Other (income) expense	$(11)	$(8)	$(126)	$(28)

(a)	On January 1, 2008, the Company began consolidating an entity in China in which we have a majority ownership interest. See Note 2.

(b)	Year to date ended June 14, 2008 reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 3.

(c)
Year to date ended June 16, 2007 reflects recognition of income associated with receipt of payment for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 8 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter				Year to date
	6/14/08	6/16/07	% B/(W)		6/14/08	6/16/07	% B/(W)
United States	$168	$191	(12)		$325	$356	(9)
International Division	120	101	18		259	220	18
China Division	90	65	38		191	141	35
Unallocated and corporate expenses	(68)	(51)	(32)		(122)	(100)	(22)
Unallocated Other income (expense)	4	—	NM		110	4	NM
Unallocated Refranchising gain (loss)	1	4	NM		(24)	5	NM
Operating Profit	$315	$310	1		$739	$626	18

United States operating margin	13.7%	15.6%	(1.9	) ppts.	13.5%	14.7%	(1.2	) ppts.
International Division operating margin	16.5%	14.6%	1.9	ppts.	18.2%	16.0%	2.2	ppts.

U.S. Operating Profit decreased 12% in the quarter ended June 14, 2008.  The decrease was driven by higher restaurant operating costs, partially offset by the impact of same store sales on restaurant profit (primarily due to higher average guest check) and Franchise and license fees.  The increase in higher restaurant operating costs was primarily driven by higher commodity costs, higher property and casualty self insurance expense as we lapped favorability recognized in 2007 and higher labor costs.

U.S. Operating Profit decreased 9% year to date.  The decrease was driven by higher restaurant operating costs, partially offset by the impact of same store sales on restaurant profit (primarily due to higher average guest check) and Franchise and license fees.  The increase in higher restaurant operating costs was primarily driven by higher commodity and labor costs and higher property and casualty self insurance expense as we lapped favorability recognized in 2007.

International Division Operating Profit increased 18% in the quarter ended June 14, 2008, including a 9% favorable impact from foreign currency translation.  The increase was driven by the impact of new unit development and same store sales growth on Franchise and license fees.  These increases were partially offset by the loss of the VAT exemption in Mexico.

International Division Operating Profit increased 18% year to date, including a 7% favorable impact from foreign currency translation.  The increase was driven by the impact of new unit development and same store sales growth on Franchise and license fees as well as lower closure and impairment expenses.  These increases were partially offset by the loss of the VAT exemption in Mexico.

China Division Operating Profit increased 38% in the quarter ended June 14, 2008, including a 12% favorable impact from foreign currency translation.  The increase was driven by the impact of same store sales growth on restaurant profit, partially offset by higher restaurant operating costs and higher G&A expenses.

China Division Operating Profit increased 35% year to date, including an 11% favorable impact from foreign currency translation.  The increase was driven by the impact of same store sales growth and new unit development on restaurant profit.  These increases were partially offset by higher restaurant operating costs and higher G&A expenses.

Unallocated and corporate expenses increased 32% for the quarter ended June 14, 2008 due to litigation related costs, timing of project spending, severance related to the U.S. transformation and investments in the U.S. Brands as discussed in the Significant 2008 Gains and Charges section of this MD&A and incentive compensation accruals.

Unallocated and corporate expenses increased 22% for the year to date ended June 14, 2008 due to litigation related costs, severance related to the U.S. transformation and investments in the U.S. Brands as discussed in the Significant 2008 Gains and Charges section of this MD&A.

Interest Expense, Net

	Quarter			Year to date
	6/14/08	6/16/07	% B/(W)	6/14/08	6/16/07	% B/(W)
Interest expense	$59	$43	(34)	$118	$86	(35)
Interest income	(7)	(5)	28	(13)	(12)	10
Interest expense, net	$52	$38	(34)	$105	$74	(39)

Interest expense increased $16 million or 34% for the quarter and $32 million or 35% year to date.  These increases were driven by an increase in borrowings, partially offset by a decrease in interest rates on the variable portion of our debt as compared to the prior year.

Income Taxes

	Quarter		Year to date
	6/14/08	6/16/07	6/14/08	6/16/07
Income taxes	$39	$58	$156	$144
Effective tax rate	14.8%	21.5%	24.6%	26.1%

Our effective tax rate for the quarter benefited from a higher percentage of our income being earned outside the U.S.  Our rate was also favorably impacted by the reversal of approximately $19 million of foreign valuation allowances in the current year associated with certain deferred tax assets that we now believe are more likely than not to be utilized on future tax returns.  In addition, we reversed reserves due to the expiration of the statute of limitations in certain foreign jurisdictions, comparable to the amount and type of reserves reversed in the prior year.

Year to date, our effective tax rate was favorably impacted by a higher percentage of our income being earned outside the U.S. and the reversal of foreign valuation allowances as described above.  The decrease was partially offset by expense associated with the gain on the sale of our interest in our unconsolidated affiliate in Japan as well as expense associated with our plan to distribute certain foreign earnings.

Consolidated Cash Flows

Net cash provided by operating activities was $613 million compared to $590 million in 2007.

Net cash used in investing activities was $242 million versus $116 million in 2007. The increase was driven by higher capital spending.

Net cash used in financing activities was $860 million versus $363 million in 2007. The increase was driven by higher share repurchases, partially offset by higher net borrowings.

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

In May 2008, $250 million of Senior Unsecured Notes matured, and the repayment was funded with additional borrowings under our Credit Facility, which are included in Long-term debt.

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

Discretionary Spending

In the year to date ended June 14, 2008, capital spending has totaled $335 million, including $144 million in the U.S., $80 million for the International Division and $111 million for the China Division.

During the year to date ended June 14, 2008, we repurchased shares for $994 million (excluding $11 million for shares with trade dates prior to June 14, 2008 but cash settlement dates subsequent to June 14, 2008 and excluding applicable transaction fees).  At June 14, 2008, we had remaining capacity to repurchase up to approximately $1.1 billion of our outstanding Common Stock (excluding applicable transaction fees) through January 2009 under a January 2008 authorization.

During the year to date ended June 14, 2008, we paid cash dividends of $146 million.  Additionally, on May 6, 2008, our Board of Directors approved a cash dividend of $0.19 per share of Common Stock, to be distributed on August 1, 2008 to shareholders of record at the close of business on July 11, 2008.

For 2008, we expect to return over $2 billion to shareholders through both cash dividends and share repurchases.  The Company is targeting an annual dividend payout ratio of 35% to 40% of Net Income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.15 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in November 2012. At June 14, 2008, our unused Credit Facility totaled $481 million, net of outstanding letters of credit of $162 million.  There were borrowings of $507 million outstanding under the Credit Facility at June 14, 2008.  We also have a $350 million, five-year revolving credit facility (the “International Credit Facility” or “ICF”) which matures in November 2012.  There were no borrowings outstanding under the ICF at June 14, 2008.  At June 14, 2008 we were in compliance with all financial covenants under the Credit Facility and ICF.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2011 through 2037 and interest rates ranging from 6.25% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.6 billion at June 14, 2008.  In May 2008, $250 million of Senior Unsecured Notes matured, and the repayment was funded with additional borrowings under our Credit Facility.

On July 11, 2008 we entered into a new variable rate three year senior unsecured term loan (“Domestic Term Loan”), in an aggregate principal amount of $375 million.  We will use the net proceeds from the Domestic Term Loan for general corporate purposes.

Recently Adopted Accounting Pronouncements

See Note 6 to the Condensed Consolidated Financial Statements of this report for further details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Recognized

See Note 7 to the Condensed Consolidated Financial Statements of this report for further details of new accounting pronouncements not yet adopted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 14, 2008 to the disclosures made in Item 7A of the Company’s 2007 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 14, 2008.

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

We have reviewed the accompanying Condensed Consolidated Balance Sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of June 14, 2008, the related Condensed Consolidated Statements of Income for the twelve and twenty-four weeks ended June 14, 2008 and June 16, 2007, and the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 14, 2008 and June 16, 2007. These Condensed Consolidated Financial Statements are the responsibility of YUM’s management.

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

We have previously audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the Consolidated Balance Sheet of YUM as of December 29, 2007, and the related Consolidated Statements of Income, Cash Flows and Shareholders’ Equity and Comprehensive Income for the year then ended not presented herein; and in our report dated February 25, 2008, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 29, 2007, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

KPMG LLP
Louisville, Kentucky
July 22, 2008

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

The following table provides information as of June 14, 2008 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 4
3/23/08 – 4/19/08	—	—	—	1,082,230,056

Period 5
4/20/08 – 5/17/08	—	—	—	1,082,230,056

Period 6
5/18/08 – 6/14/08	294,400	37.17	294,400	1,071,288,200

Total	294,400	37.17	294,400	1,071,288,200

In January 2008, our Board of Directors authorized additional share repurchases, through January 2009, of up to an additional $1.25 billion (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended June 14, 2008, approximately 0.3 million shares were repurchased under this authorization.

Item 4.	Submission of Matters to a vote of Security Holders

Our Annual Meeting of Shareholders was held on May 15, 2008.  At the meeting, shareholders:

1)	Elected thirteen directors to serve until the next Annual Meeting of Shareholders and until their respective successors are duly elected and qualified.

2)	Ratified the selection of KPMG LLP as our independent auditors for the fiscal year ended December 27, 2008.

3)	Approved an amendment to the Company’s Articles of Incorporation requiring a majority vote for the election of directors in uncontested elections.

4)	Approved the Company’s Long Term Incentive Plan as amended through the Third Amendment.

5)	through 8) Rejected four shareholder proposals.

Results of the voting in connection with each item were as follows (these numbers reflect actual votes cast by shareholders):

(1)	Election of Directors	For	Withheld
	David W. Dorman	406,392,272	10,019,223
	Massimo Ferragamo	404,718,020	11,693,475
	J. David Grissom	411,113,604	5,297,891
	Bonnie G. Hill	406,303,724	10,107,771
	Robert Holland, Jr.	404,718,614	11,692,881
	Kenneth G. Langone	405,800,378	10,611,117
	Jonathan S. Linen	411,195,269	5,216,226
	Thomas C. Nelson	411,191,720	5,219,775

	David C. Novak	407,174,037	9,237,458
	Thomas M. Ryan	407,275,086	9,136,409
	Jing-Shyh S. Su	407,489,522	8,921,973
	Jackie Trujillo	406,966,739	9,444,756
	Robert D. Walter	410,852,790	5,558,705

		For	Against	Abstain
(2)	Ratification of Independent Auditors	405,010,537	7,592,379	3,808,579
(3)	Amendment Requiring a Majority vote for the Election of Directors in uncontested elections	398,609,230	13,773,533	4,028,732

		For	Against	Abstain	Non-Votes
(4)	Approve the Company’s Long Term Incentive Plan	235,814,481	120,044,139	4,295,774	56,257,101
(5)	Shareholder Proposal – MacBride Principles	28,113,842	277,158,935	54,881,617	56,257,101
(6)	Shareholder Proposal – Advisory Shareholder Vote to Ratify Executive Compensation	142,051,466	206,802,579	11,300,349	56,257,101
(7)	Shareholder Proposal – Food Supply Chain Security & Sustainability	79,201,799	239,813,600	41,138,996	56,257,100
(8)	Shareholder Proposal – Animal Welfare	14,119,234	299,569,858	46,465,302	56,257,101

Item 6.	Exhibits

(a)	Exhibit Index

EXHIBITS

Exhibit 10.34
Credit Agreement, dated July 11, 2008, among YUM, and the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc. as Lead Arranger and Sole Bookrunner and Bank of America, N.A., as Syndication Agent (as filed herewith).

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

YUM! BRANDS, INC.
(Registrant)

Date:	July 22, 2008	/s/ Ted F. Knopf
Senior Vice President of Finance
and Corporate Controller
(Principal Accounting Officer)