Form 10-Q
period 2008-09-06
YUM BRANDS INC
filed 2008-10-14
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)
[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 6, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [Ö]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer:  [Ö] Accelerated filer:  [  ] Non-accelerated filer:  [  ] Smaller reporting company:  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [Ö]

The number of shares outstanding of the Registrant’s Common Stock as of October 7, 2008 was 462,557,995 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter		Year to date
	9/6/08	9/8/07	9/6/08	9/8/07
Revenues
Company sales	$2,482	$2,243	$6,899	$6,258
Franchise and license fees	353	321	997	896
Total revenues	2,835	2,564	7,896	7,154

Costs and Expenses, Net
Company restaurants
Food and paper	830	700	2,265	1,924
Payroll and employee benefits	575	544	1,682	1,585
Occupancy and other operating expenses	719	646	1,975	1,798
Company restaurant expenses	2,124	1,890	5,922	5,307
General and administrative expenses	305	281	898	830
Franchise and license expenses	18	12	45	30
Closures and impairment (income) expenses	3	(1)	9	12
Refranchising (gain) loss	(8)	—	16	(5)
Other (income) expense	(14)	(19)	(140)	(47)
Total costs and expenses, net	2,428	2,163	6,750	6,127
Operating Profit	407	401	1,146	1,027
Interest expense, net	47	38	152	112
Income Before Income Taxes	360	363	994	915
Income tax provision	78	93	234	237
Net Income	$282	$270	$760	$678

Basic Earnings Per Common Share	$0.60	$0.52	$1.59	$1.28

Diluted Earnings Per Common Share	$0.58	$0.50	$1.53	$1.24

Dividends Declared Per Common Share	$—	$—	$0.34	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/6/08	9/8/07
Cash Flows – Operating Activities
Net Income	$760	$678
Depreciation and amortization	389	362
Closures and impairment expenses	9	12
Refranchising (gain) loss	16	(5)
Gain on sale of interest in Japan unconsolidated affiliate	(100)	—
Deferred income taxes	(13)	(32)
Equity income from investments in unconsolidated affiliates	(33)	(40)
Distributions of income received from unconsolidated affiliates	40	28
Excess tax benefits from share-based compensation	(32)	(44)
Share-based compensation expense	44	43
Changes in accounts and notes receivable	(18)	(19)
Changes in inventories	(16)	(1)
Changes in prepaid expenses and other current assets	(27)	4
Changes in accounts payable and other current liabilities	11	39
Changes in income taxes payable	24	82
Other non-cash charges and credits, net	81	58
Net Cash Provided by Operating Activities	1,135	1,165

Cash Flows – Investing Activities
Capital spending	(571)	(391)
Proceeds from refranchising of restaurants	142	83
Acquisition of restaurants from franchisees	(9)	—
Sales of property, plant and equipment	58	42
Other, net	(8)	10
Net Cash Used in Investing Activities	(388)	(256)

Cash Flows – Financing Activities
Proceeds from long-term debt	375	—
Repayments of long-term debt	(260)	(11)
Revolving credit facilities, three months or less, net	305	315
Short-term borrowings by original maturity
More than three months - proceeds	—	1
More than three months - payments	—	(184)
Three months or less, net	(15)	(3)
Repurchase shares of Common Stock	(1,513)	(774)
Excess tax benefits from share-based compensation	32	44
Employee stock option proceeds	51	78
Dividends paid on Common Stock	(234)	(196)
Net Cash Used in Financing Activities	(1,259)	(730)
Effect of Exchange Rates on Cash and Cash Equivalents	—	9
Net Increase (Decrease) in Cash and Cash Equivalents	(512)	188
Change in Cash and Cash Equivalents due to consolidation of an entity in China	17	—
Cash and Cash Equivalents - Beginning of Period	789	319
Cash and Cash Equivalents - End of Period	$294	$507

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	9/6/08	12/29/07
ASSETS
Current Assets
Cash and cash equivalents	$294	$789
Accounts and notes receivable, less allowance: $24 in 2008 and $21 in 2007	251	225
Inventories	157	128
Prepaid expenses and other current assets	180	142
Deferred income taxes	153	125
Advertising cooperative assets, restricted	103	72
Total Current Assets	1,138	1,481
Property, plant and equipment, net of accumulated depreciation and amortization of $3,418 in 2008 and $3,283 in 2007	3,884	3,849
Goodwill	656	672
Intangible assets, net	322	333
Investments in unconsolidated affiliates	57	153
Other assets	572	464
Deferred income taxes	191	290
Total Assets	$6,820	$7,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,476	$1,650
Income taxes payable	101	52
Short-term borrowings	23	288
Advertising cooperative liabilities	103	72
Total Current Liabilities	1,703	2,062

Long-term debt	3,596	2,924
Other liabilities and deferred credits	1,155	1,117
Total Liabilities	6,454	6,103

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 462 shares and 499 shares issued in 2008 and 2007, respectively	9	—
Retained earnings	349	1,119
Accumulated other comprehensive income	8	20
Total Shareholders’ Equity	366	1,139
Total Liabilities and Shareholders’ Equity	$6,820	$7,242

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

1.	Financial Statement Presentation

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2007 Form 10-K, our financial position as of September 6, 2008, and the results of our operations for the quarters and years to date ended September 6, 2008 and September 8, 2007 and cash flows for the years to date ended September 6, 2008 and September 8, 2007.  Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

Like our other unconsolidated affiliates, the accounting for this entity prior to 2008 resulted in royalties being reflected as Franchise and license fees and our share of the entity’s net income being reflected in Other (income) expense.  The impact on our Condensed Consolidated Statement of Income for the quarter and year to date ended September 6, 2008 as a result of our consolidation of this entity was as follows:

	Increase (Decrease)
	Quarter	Year to Date
Company sales	$86	$200
Company restaurant expenses	65	155
Franchise and license fees	(6)	(13)
General and administrative expenses	1	4
Other (income) expense	(11)	(23)
Operating Profit	3	5

The impact on Other (income) expense includes both the current year minority interest in pre-tax earnings of the unconsolidated affiliate as well as the reduction in Other (income) expense that resulted from our share of after-tax earnings no longer being reported in Other (income) expense. The increase in Operating Profit was offset by a corresponding increase in Income tax provision such that there was no impact to Net Income.  Our Condensed Consolidated Balance Sheet at September 6, 2008 reflects the consolidation of this entity; with Investment in unconsolidated affiliates eliminated, the entity’s balance sheet consolidated and a minority interest reflected in Other liabilities and deferred credits.

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

While we will no longer have an ownership interest in the entity that operates both KFCs and Pizza Huts in Japan, it will continue to be a franchisee as it was when it operated as an unconsolidated affiliate.  Excluding the one-time gain, the sale of our interest in our Japan unconsolidated affiliate did not have a significant impact on our results of operations for the quarter and year to date ended September 6, 2008 as the Other income we previously recorded representing our share of earnings of the unconsolidated affiliate has historically not been significant.

4.	Earnings Per Common Share (“EPS”)

	Quarter		Year to date
	9/6/08	9/8/07	9/6/08	9/8/07
Net Income	$282	$270	$760	$678

Weighted-average common shares outstanding (for basic calculation)	470	523	479	528
Effect of dilutive share-based employee compensation	17	18	17	18
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	487	541	496	546
Basic EPS	$0.60	$0.52	$1.59	$1.28
Diluted EPS	$0.58	$0.50	$1.53	$1.24
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	6.5	7.1	5.8	8.1

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

5.	Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended September 6, 2008 and September 8, 2007  as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased
Authorization Date	2008	2007	2008		2007
January 2008	19,584	—	$687		$—
October 2007	22,875	—	813		—
March 2007	—	10,249	—		335
September 2006	—	15,274	—		469
Total	42,459	25,523	$1,500	(a)	$804	(b)

(a)	Amount excludes the effect of $13 million in share repurchases (0.4 million shares) with trade dates prior to the 2007 fiscal year end but cash settlement dates subsequent to the 2007 fiscal year end.

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

As of September 6, 2008, we have $563 million available for future repurchases through January 2009 under our January 2008 share repurchase authorization.  Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions at the discretion of the Company.

As discussed further in our 2007 Form 10-K, repurchases of Common Stock have been recorded as reductions to Retained Earnings to the extent that share repurchases would result in recorded Common Stock being negative on a periodic basis.

Comprehensive income was as follows:

	Quarter		Year to date
	9/6/08	9/8/07	9/6/08	9/8/07
Net Income	$282	$270	$760	$678
Foreign currency translation adjustment arising during the period	(18)	20	10	46
Foreign currency translation adjustment included in Net Income	—	—	(25)	1
Changes in fair value of derivatives, net of tax	2	(24)	12	(22)
Reclassification of derivative (gains) losses to Net Income, net of tax	(4)	3	(13)	—
Reclassification of pension actuarial losses to Net Income, net of tax	1	4	4	12
Total comprehensive income	$263	$273	$748	$715

6.	Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We elected to defer adoption of SFAS 157 for such non-financial assets and liabilities, which, for the Company, primarily includes long-lived assets, goodwill and intangibles for which fair value would be determined as part of related impairment tests, and we do not currently anticipate that full adoption in 2009 will materially impact the Company’s results of operations or financial condition.

On December 30, 2007, the Company adopted the provisions of SFAS 157 related to its financial assets and liabilities.  The following table presents the fair values for those assets and liabilities measured on a recurring basis as of September 6, 2008:

		Fair Value Measurements
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign Currency Forwards	$14	$—	$14	$—
Interest Rate Swaps	30	—	30	—
Other Investments	13	13	—	—
Total	$57	$13	$44	$—

We have entered into interest rate swaps with the objective of hedging the fair value of a portion of our fixed rate debt.  We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration.  The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The fair value of the other investments is determined based on the closing market prices of the respective mutual funds as of September 6, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and will change the accounting and reporting for noncontrolling interests, which are the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008, the year beginning December 28, 2008 for the Company and requires retroactive adoption of its presentation and disclosure requirements.  We do not anticipate that the adoption of SFAS 160 will materially impact the Company.

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

8.	Facility Actions

Refranchising (gain) loss, Store closure (income) costs and Store impairment charges by reportable segment are as follows:

	Quarter ended September 6, 2008
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)(b)	$(3)	$(5)	$—	$(8)

Store closure (income) costs(c)	$2	$(2)	$—	$—
Store impairment charges	2	—	1	3
Closure and impairment (income) expenses	$4	$(2)	$1	$3

	Quarter ended September 8, 2007
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$(1)	$2	$(1)	$—

Store closure (income) costs(c)	$(4)	$(2)	$—	$(6)
Store impairment charges	—	3	2	5
Closure and impairment (income) expenses	$(4)	$1	$2	$(1)

	Year to date ended September 6, 2008
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)(b)	$22	$(5)	$(1)	$16

Store closure (income) costs(c)	$(6)	$(5)	$(2)	$(13)
Store impairment charges	15	2	5	22
Closure and impairment (income) expenses	$9	$(3)	$3	$9

	Year to date ended September 8, 2007
	U.S.	International Division	China Division	Worldwide
Refranchising (gain) loss(a)	$(3)	$—	$(2)	$(5)

Store closure (income) costs(c)	$(10)	$(2)	$—	$(12)
Store impairment charges	10	10	4	24
Closure and impairment (income) expenses	$—	$8	$4	$12

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)
As part of our plan to transform our U.S. business, including the expansion of our U.S. refranchising potentially reducing our Company ownership in the U.S. to below 10% by the year end 2010, we recognized significant refranchising losses during the year to date ended September 6, 2008 as a result of our refranchising of, or offers to refranchise, stores or groups of stores in the U.S. at prices less than their recorded carrying values.  These stores primarily consisted of over 300 Long John Silver’s restaurants, which represents all of our Company owned Long John Silver’s restaurants in the U.S.  During the year to date ended September 6, 2008, 278 Long John Silver’s restaurants have been sold.

(c)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

9.	Other (Income) Expense

	Quarter		Year to date
	9/6/08	9/8/07	9/6/08	9/8/07
Equity income from investments in unconsolidated affiliates	$(13)	$(19)	$(33)	$(40)
Minority interest (a)	4	—	8	—
Gain upon sale of investment in unconsolidated affiliate(b)(c)	—	(1)	(100)	(6)
Foreign exchange net (gain) loss and other	(5)	1	(15)	(1)
Other (income) expense	$(14)	$(19)	$(140)	$(47)

(a)	On January 1, 2008, the Company began consolidating an entity in China in which we have a majority ownership interest. See Note 2.

(b)	Year to date ended September 6, 2008 reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 3.

(c)
Year to date ended September 8, 2007 reflects recognition of income associated with receipt of payment for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

10.	Reportable Operating Segments

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter		Year to date
Revenues	9/6/08	9/8/07	9/6/08	9/8/07
United States	$1,213	$1,224	$3,628	$3,642
International Division(a)	748	740	2,171	2,117
China Division (b)	874	600	2,097	1,395
	$2,835	$2,564	$7,896	$7,154

	Quarter		Year to date
Operating Profit	9/6/08	9/8/07	9/6/08	9/8/07
United States	$158	$187	$483	$543
International Division	138	127	397	347
China Division(c)	161	135	352	276
Unallocated and corporate general and administrative expenses(d)(f)	(63)	(48)	(185)	(148)
Unallocated Other income (expense)(e)(f)	5	—	115	4
Unallocated Refranchising gain (loss)(f)	8	—	(16)	5
Operating Profit	407	401	1,146	1,027
Interest expense, net	(47)	(38)	(152)	(112)
Income Before Income Taxes	$360	$363	$994	$915

(a)
Includes revenues of $300 million and $312 million for the quarters ended September 6, 2008 and September 8, 2007, respectively, and $891 million and $900 million for the years to date ended September 6, 2008 and September 8, 2007, respectively, for entities in the United Kingdom.

(b)
Includes revenues of approximately $803 million and $533 million for the quarters ended September 6, 2008 and September 8, 2007, respectively, and $1.9 billion and $1.2 billion for the years to date ended September 6, 2008 and September 8, 2007, respectively, in mainland China.

(c)
Includes equity income from investments in unconsolidated affiliates of $13 million and $19 million for the quarters ended September 6, 2008 and September 8, 2007, respectively, and $32 million and $36 million for the years to date ended September 6, 2008 and September 8, 2007, respectively, for the China Division.

(d)
The quarter and year to date ended September 6, 2008 includes approximately $3 million and $13 million, respectively, of charges relating to U.S. general and administrative productivity initiatives and realignment of resources, as well as investments in our U.S. Brands (unallocated Franchise and license expenses).

(e)	The year to date ended September 6, 2008 includes a $100 million gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 3.

(f)	Amounts have not been allocated to the U.S., International Division or China Division segments for performance reporting purposes.

11.	Pension Benefits

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

The components of net periodic benefit cost associated with our U.S. pension plans and significant International pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter		Quarter
	9/6/08	9/8/07	9/6/08	9/8/07
Service cost	$7	$8	$2	$2
Interest cost	13	11	2	2
Expected return on plan assets	(12)	(12)	(2)	(2)
Amortization of prior service cost	—	1	—	—
Amortization of net loss	1	6	—	—
Net periodic benefit cost	$9	$14	$2	$2

	U.S. Pension Plans		International Pension Plans
	Year to date		Year to date
	9/6/08	9/8/07	9/6/08	9/8/07
Service cost	$21	$23	$6	$6
Interest cost	37	35	6	5
Expected return on plan assets	(36)	(35)	(7)	(6)
Amortization of prior service cost	—	1	—	—
Amortization of net loss	4	17	—	1
Net periodic benefit cost	$26	$41	$5	$6

Subsequent to the quarter ended September 6, 2008 we made discretionary contributions of $6 million and $44 million to the Pizza Hut U.K. pension plan and the Plan, respectively.  We do not currently intend to make any further contributions to either of these plans in 2008.  Also, as disclosed in our 2007 Form 10-K, since plan assets approximate the projected benefit obligation at the 2007 measurement date for our KFC U.K. pension plan, we do not anticipate significant near term funding.

12.	Long-term Debt

On July 11, 2008 we entered into a variable rate senior unsecured term loan (“Domestic Term Loan”), in an aggregate principal amount of $375 million that matures in three years.  At our discretion the variable rate resets at one, two, three or six month intervals.  We determine whether the variable rate at each reset date is based upon:  (1) LIBOR plus an applicable spread of up to 2.5%, or (2) an Alternative Base Rate.  The Alternate Base Rate is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%, plus an applicable spread of up to 1.5%.  The proceeds from the Domestic Term Loan were used for general corporate purposes.

13.	Guarantees, Commitments and Contingencies

Guarantees and Contingencies

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to former unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2026.  As of September 6, 2008, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $425 million.  The present value of these potential payments discounted at our pre-tax cost of debt at September 6, 2008 was approximately $325 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at September 6, 2008 was not material.

Franchise Loan Guarantees

We have provided a partial guarantee of approximately $12 million of a franchisee loan pool related primarily to the Company’s historical refranchising programs and, to a lesser extent, franchisee development of new restaurants, at September 6, 2008.  In support of this guarantee, we have provided a standby letter of credit of $18 million under which we could potentially be required to fund a portion of the franchisee loan pool.  The total loans outstanding under the loan pool were approximately $59 million at September 6, 2008.

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

On January 20, 2006, the district court denied LJS’s motion to vacate the Class Determination Award and the United States Court of Appeals for the Fourth Circuit affirmed the district court’s decision on January 28, 2008.    On April 28, 2008, LJS filed a petition for a writ of certiorari in the United States Supreme Court seeking a review of the Fourth Circuit’s January 28, 2008 decision.  The petition was denied by the Supreme Court on October 7, 2008.

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

On September 2, 2005, a collective action lawsuit against the Company and KFC Corporation, originally styled Parler v. Yum Brands, Inc., d/b/a KFC, and KFC Corporation, was filed in the United States District Court for the District of Minnesota.  Plaintiffs allege that they and other current and former KFC Assistant Unit Managers (“AUMs”) were improperly classified as exempt employees under the FLSA.  Plaintiffs seek overtime wages and liquidated damages.  On January 17, 2006, the District Court dismissed the claims against the Company with prejudice, leaving KFC Corporation as the sole defendant.  Plaintiffs amended the complaint on September 8, 2006, to add related state law claims on behalf of a putative class of KFC AUMs employed in Illinois, Minnesota, Nevada, New Jersey, New York, Ohio, and Pennsylvania.  On October 24, 2006, plaintiffs moved to decertify the conditionally certified FLSA action, and KFC Corporation did not oppose the motion.  On June 4, 2007, the District Court decertified the collective action and dismissed all "opt-in" plaintiffs without prejudice.  Subsequently, plaintiffs filed twenty-seven new cases around the country, most of which allege a statewide putative collective/class action.  Plaintiffs also filed 324 individual arbitrations with the American Arbitration Association (“AAA”).

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

On April 25, 2008, the Minnesota District Court issued a Case Management Order which (a) designated three actions as “bellwether” proceedings (Minnesota, Georgia, Nevada); (b) stayed discovery and trials in the remaining cases; and (c) set fact discovery cutoffs in the three "bellwether" cases for October 24, 2008, with a trial “ready” date of March 2, 2009.

On August 30, 2008, KFC and counsel for plaintiffs entered into a settlement in principle to resolve this matter.  The terms of the settlement are in the process of being documented in a settlement agreement.  The estimated costs associated with the expected settlement have been recorded and did not significantly impact our results of operations.

On August 4, 2006, a putative class action lawsuit against Taco Bell Corp. styled Rajeev Chhibber vs. Taco Bell Corp. was filed in Orange County Superior Court. On August 7, 2006, another putative class action lawsuit styled Marina Puchalski v. Taco Bell Corp. was filed in San Diego County Superior Court. Both lawsuits were filed by a Taco Bell RGM purporting to represent all current and former RGMs who worked at corporate-owned restaurants in California from August 2002 to the present.  The lawsuits allege violations of California’s wage and hour laws involving unpaid overtime and meal period violations and seek unspecified amounts in damages and penalties.  As of September 7, 2006, the Orange County case was voluntarily dismissed by the plaintiff and both cases have been consolidated in San Diego County.  Discovery is underway.  A hearing on the class certification motion has been scheduled for December 12, 2008.

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

On April 11, 2008, Lisa Hardiman filed a Private Attorneys General Act (“PAGA”) complaint in the Superior Court of the State of California, County of Fresno against Taco Bell Corp., the Company and other related entities. This lawsuit, styled Lisa Hardiman vs. Taco Bell Corp., et al., is filed on behalf of Hardiman individually and all other aggrieved employees pursuant to PAGA. The complaint seeks penalties for alleged violations of California’s Labor Code. On June 25, 2008, Hardiman filed an amended complaint adding class action allegations on behalf of hourly employees in California very similar to the Medlock case, including allegations of unpaid overtime, missed meal and rest periods, improper wage statements, non-payment of wages upon termination, unreimbursed business expenses and unfair or unlawful business practices in violation of California Business & Professions Code §17200.  On July 25, 2008, Taco Bell removed the case to the United States District Court for the Eastern District of California, and subsequently filed a notice of related case.  On July 31, 2008, the case was transferred to the same judge as in the Medlock case.  Taco Bell then filed a motion to strike the PAGA claims.  A hearing is scheduled for October 20, 2008.

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

At a status conference on September 27, 2007, the court set a trial date of November 10, 2008 with respect to not more than 20 restaurants to determine the issue of liability and common issues.  The parties participated in mediation on March 25, 2008, without reaching resolution.  A new trial court judge was assigned on April 4, 2008, and the November 10, 2008 trial date and all other previously set court dates were vacated.  The court has instead ordered supplemental discovery and will hear Taco Bell’s motion for partial summary judgment regarding statute of limitations on October 29, 2008, followed by cross motions for summary judgment regarding ADA issues, and finally cross motions for summary judgment regarding state law issues.

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

On December 6, 2006, a lawsuit styled Tyler Vormittag, et. al. v. Taco Bell Corp, Taco Bell of America, Inc. and Yum! Brands, Inc. was filed in the Supreme Court of the State of New York, County of Suffolk.  Mr. Vormittag, a minor, alleges he became ill after consuming food purchased from a Taco Bell restaurant in Riverhead, New York, which was allegedly contaminated with E. coli 0157:H7.  Subsequently, thirty-four other cases have been filed naming the Company, Taco Bell Corp., Taco Bell of America, and/or other subsidiaries of the Company, each alleging similar facts on behalf of other customers.  Additionally, the Company has received a number of claims from customers who have alleged injuries related to the E. coli outbreak, but have not filed lawsuits.

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

We have provided for the estimated costs of these claims and litigation, based on a projection of potential claims and their amounts as well as the results of settlement negotiations in similar matters.  But in view of the inherent uncertainties of, there can be no assurance that the outcome of the litigation will not result in losses in excess of those currently provided for in our Condensed Consolidated Financial Statements.

On March 14, 2007, a lawsuit styled Boskovich Farms, Inc. v. Taco Bell Corp. and Does 1 through 100 was filed in the Superior Court of the State of California, Orange County.  Boskovich Farms, a supplier of produce to Taco Bell, alleges in its Complaint, among other things, that it suffered damage to its reputation and business as a result of publications and/or statements it claims were made by Taco Bell in connection with Taco Bell’s reporting of results of certain tests conducted during investigations on green onions used at Taco Bell restaurants.  The Company believes that the Complaint should properly be heard in an alternative dispute resolution (“ADR”) forum according to the contractual terms governing the relationship of the parties.  The Company filed a motion to compel ADR and stay the litigation on May 1, 2007.  The Court entered an order granting this motion on June 14, 2007.  Boskovich filed a writ petition to set aside the trial court’s ruling compelling ADR; the writ petition was denied in October 2007.  The parties participated in mediation on April 10, 2008, without reaching resolution.  An arbitration panel has been selected, and the arbitration is currently scheduled for September, 2009.  The Company denies liability and intends to vigorously defend against all claims in any arbitration and the lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

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

Description of Business

YUM is the world’s largest restaurant company based on number of system units, with more than 35,000 units in more than 100 countries and territories operating under the KFC, Pizza Hut, Taco Bell, Long John Silver’s and A&W All-American Food Restaurants brands.  Four of the Company’s restaurant brands – KFC, Pizza Hut, Taco Bell and Long John Silver’s – are the global leaders in the quick-service chicken, pizza, Mexican-style food and seafood categories, respectively.  Of the over 35,000 restaurants, 21% are operated by the Company, 73% are operated by franchisees and unconsolidated affiliates and 6% are operated by licensees.

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

Dramatically Improve U.S. Brand Positions, Consistency and Returns – The Company continues to focus on improving its U.S. position through differentiated products and marketing and an improved customer experience.  The Company also strives to provide industry-leading new product innovation which adds sales layers and expands day parts.  We are the leader in multibranding, with over 4,200 restaurants providing customers two or more of our brands at a single location.  We continue to evaluate our returns and ownership positions with an earn-the-right-to-own philosophy on Company-owned restaurants.  Our ongoing earnings growth model calls for annual Operating Profit growth of 5% in the U.S. with same store sales growth of 2% to 3% and leverage of our General and Administrative (“G&A”) infrastructure.

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

Quarter Ended September 6, 2008 Highlights

•	Worldwide system sales growth of 10%

•	Mainland China unit growth of 21%

•	Worldwide same store sales growth of 3%, including 5% in mainland China, 4% in YRI and 3% in the U.S.

•	Worldwide operating profit growth of 2%

•	Lower effective tax rate of 21.6% versus 25.5% in the prior year

•	10% reduction in average diluted common shares outstanding versus prior year

•	Diluted earnings per share (“EPS”) of $0.58 or 16% growth

All preceding comparisons are versus the same period a year ago.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters and/or years to date ended September 6, 2008 and September 8, 2007 and/or could impact comparability with the remainder of our results in 2008 or beyond.  Certain of these factors were previously discussed in our 2007 Form 10-K.

U.S. Restaurant Profit

Our U.S. restaurant margin as a percentage of sales decreased by 2.2 percentage points and 2.0 percentage points for the quarter and year to date ended September 6, 2008, respectively.  These decreases were the primary drivers in the U.S. Operating Profit declines of 16% and 11% for the quarter and year to date ended September 6, 2008, respectively.

Restaurant profit in dollar terms was negatively impacted by $32 million of commodity inflation for the quarter ended September 6, 2008.  This decrease was partially offset by U.S. Company same store sales growth of 4%, which included growth of 8% at Taco Bell and 6% at Pizza Hut and a decline of 4% at KFC.

For the year to date ended September 6, 2008, restaurant profit in dollar terms was negatively impacted by $87 million of commodity inflation.  Additionally, restaurant profit was negatively impacted by $18 million due to higher property and casualty self insurance expense as we lapped favorability recognized in 2007.  These decreases were partially offset by U.S. Company same store sales growth of 4%.

We anticipate that the U.S. restaurant margin for the remainder of 2008 will be adversely impacted by continued higher commodity costs, with commodity inflation for the full year 2008 expected to be $120 million.  However, we expect that pricing actions that we have taken and will take will help to mitigate this inflation during the fourth quarter.  We now anticipate that U.S. Operating Profit will be down approximately 8% from 2007 on a full year basis.

China Restaurant Profit

China Division restaurant margin as a percentage of sales declined to 20.9% and 19.7% in the quarter and year to date ended September 6, 2008, respectively, from 23.2% and 21.5% in the quarter and year to date ended September 8, 2007, respectively.  These declines were driven by commodity inflation, primarily chicken, of approximately $22 million and $56 million for the quarter and year to date ended September 6, 2008, respectively, and higher labor costs.  In the China Division, we expect that the higher commodity inflation rate will moderate and margin trends will begin to improve in 2009.

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

Like our other unconsolidated affiliates, the accounting for this entity prior to 2008 resulted in royalties being reflected as Franchise and license fees and our share of the entity’s net income being reflected in Other (income) expense.  The impact on our Condensed Consolidated Statement of Income for the quarter and year to date ended September 6, 2008 as a result of our consolidation of this entity was as follows:

	Increase (Decrease)
	Quarter	Year to Date
Company sales	$86	$200
Company restaurant expenses	65	155
Franchise and license fees	(6)	(13)
General and administrative expenses	1	4
Other (income) expense	(11)	(23)
Operating Profit	3	5

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

Significant 2008 Gains and Charges

As part of our plan to transform our U.S. business we are taking several measures in 2008 that we do not believe are indicative of our ongoing operations.  These measures (“the U.S. business transformation measures”) include: expansion of our U.S. refranchising, potentially reducing our Company ownership in the U.S. to below 10% by the year end 2010; charges relating to G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs); and investments in our U.S. Brands made on behalf of our franchisees such as equipment purchases.  As discussed in Note 10, we are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes.

In the quarter and year to date ended September 6, 2008, we recorded a pre-tax gain of $3 million and a pre-tax loss of $22 million, respectively, from refranchising in the U.S.  In the quarter and year to date ended September 6, 2008, we recorded pre-tax losses related to U.S. severance and early retirement of $1 million and $8 million, respectively, and expenses related to investments in our U.S. brands of $2 million and $5 million, respectively.  The refranchising losses recorded for the year to date ended September 6, 2008 were primarily due to our refranchising of, or our offers to refranchise, stores or groups of stores, principally at Long John Silver’s, for prices less than their recorded carrying value.  The refranchising losses are more fully discussed in Note 8 and the Store Portfolio Strategy of the MD&A.

These losses were more than offset in the year to date ended September 6, 2008 by a pre-tax gain of approximately $100 million related to the sale of our interest in our unconsolidated affiliate in Japan (See Note 3 for further discussion of this transaction).  This gain was recorded in unallocated Other (income) expense in our Condensed Consolidated Statement of Income.

We anticipate that on a full year basis the net impact of the U.S. business transformation measures and the gain on the sale of our interest in our unconsolidated affiliate in Japan will generate up to $25 million of Operating Profit, or approximately $0.03 of diluted EPS in 2008.  These full year amounts include an anticipated charge of $40 million to Operating Profit, or approximately $0.05 of diluted EPS, as liabilities related to the U.S. business transformation measures are incurred in the fourth quarter of 2008.

Mexico Value Added Tax (“VAT”) Exemption

On October 1, 2007, Mexico enacted new legislation that eliminated a tax ruling that allowed us to claim an exemption related to VAT payments.  Beginning on January 1, 2008, we were required to remit VAT on all Company restaurant sales resulting in lower Company sales and Restaurant Profit.  As a result of this new legislation, our International Division’s Company sales and Restaurant Profit for the quarter ended September 6, 2008 were unfavorably impacted by approximately $10 million and $9 million, respectively.  Company sales and Restaurant Profit for the year to date ended September 6, 2008 were unfavorably impacted by approximately $26 million and $23 million, respectively.  We estimate that the full year 2008 impact on the International Division’s Company sales and Restaurant Profit will be unfavorable by approximately $38 million and $34 million, respectively. The International Division’s system sales growth and restaurant margin as a percentage of sales were negatively impacted by approximately 0.3 and 1.3 percentage points, respectively, for the quarter ended September 6, 2008.  Additionally, the International Division’s system sales growth and restaurant margin as a percentage of sales were negatively impacted by approximately 0.3 and 1.2 percentage points, respectively, for the year to date ended September 6, 2008, with similar negative impacts expected for the full year.

Tax Legislation – Mainland China

On March 16, 2007, the National People’s Congress in mainland China enacted new tax legislation that went into effect on January 1, 2008.  Upon enactment, which occurred in the China Division’s 2007 second fiscal quarter, the deferred tax balances of all Chinese entities, including our unconsolidated affiliates, were adjusted.  We currently estimate that these income tax rate changes will positively impact our 2008 Net Income by approximately $15 million compared to what it would have otherwise been had no new tax legislation been enacted.  For the year to date ended September 6, 2008, the favorable impact on our Income tax provision and Operating Profit was approximately $9 million and $3 million, respectively.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets.  In the U.S., we are targeting Company ownership of restaurants potentially below 10% by year end 2010, down from its current level of 20%.  We recorded net refranchising losses of $22 million in the U.S. for the year to date ended September 6, 2008, primarily due to our refranchising of, or our offers to sell, certain stores or groups of stores, for a price less than their carrying values.  In the U.S., we have refranchised 421 restaurants during the first three quarters of 2008 and anticipate refranchising at least 500 restaurants for the full year.

In the International Division, we are targeting Company ownership of Pizza Hut restaurants in the U.K. market at approximately 40% by year end 2011, down from its current level of approximately 75%.

Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.  Additionally, G&A expenses will decline over time as a result of these refranchising activities.  The timing of G&A declines will vary and often lag the actual refranchising activities as the synergies are typically dependent upon the size and geography of the respective deals.  G&A expenses included in the tables below reflect only direct G&A expenses that we are no longer incurring as a result of stores that were operated by us for all or some portion of the comparable period in 2007 and were no longer operated by us as of September 6, 2008.

The following table summarizes our refranchising activities:

	Quarter		Year to date
	9/6/08	9/8/07	9/6/08	9/8/07
Number of units refranchised	255	94	462	285
Refranchising proceeds, pre-tax	$76	$18	$142	$83
Refranchising (gain) loss, pre-tax	$(8)	$—	$16	$(5)

The impact on Operating Profit arising from refranchising is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and G&A expenses and (b) the estimated increase in franchise fees from the stores refranchised.  The amounts presented below reflect the estimated historical results from stores that were operated by us for all or some portion of the comparable period in 2007 and were no longer operated by us as of September 6, 2008.

The following table summarizes the estimated historical results of refranchising:

	Quarter ended 9/6/08
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(71)	$(25)	$(1)	$(97)
Increased Franchise and license fees	4	2	—	6
Decrease in Total revenues	$(67)	$(23)	$(1)	$(91)

	Year to date ended 9/6/08
	U.S.	International Division	China Division	Worldwide
Decreased Company sales	$(168)	$(83)	$(3)	$(254)
Increased Franchise and license fees	9	5	—	14
Decrease in Total revenues	$(159)	$(78)	$(3)	$(240)

	Quarter ended 9/6/08
	U.S.	International Division	China Division	Worldwide
Decreased Restaurant profit	$(4)	$(3)	$(1)	$(8)
Increased Franchise and license fees	4	2	—	6
Decreased G&A	2	—	—	2
Increase in Operating Profit	$2	$(1)	$(1)	$—

	Year to date ended 9/6/08
	U.S.	International Division	China Division	Worldwide
Decreased Restaurant profit	$(9)	$(7)	$(1)	$(17)
Increased Franchise and license fees	9	5	—	14
Decreased G&A	4	1	—	5
Increase in Operating Profit	$4	$(1)	$(1)	$2

Results of Operations

	Quarter				Year to date
	9/6/08	9/8/07	% B/(W)		9/6/08	9/8/07	% B/(W)
Company sales	$2,482	$2,243	11		$6,899	$6,258	10
Franchise and license fees	353	321	10		997	896	11
Total revenues	$2,835	$2,564	11		$7,896	$7,154	10
Company restaurant profit	$358	$353	2		$977	$951	3

% of Company sales	14.4%	15.7%	(1.3	) ppts.	14.2%	15.2%	(1.0	) ppts.
Operating Profit	407	401	2		1,146	1,027	12
Interest expense, net	47	38	(28)		152	112	(36)
Income tax provision	78	93	16		234	237	1
Net Income	$282	$270	5		$760	$678	12

Diluted earnings per share (a)	$0.58	$0.50	16		$1.53	$1.24	23

(a)	See Note 4 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees (a)
Beginning of year	7,625	1,314	24,297	33,236
New Builds	329	57	705	1,091
Acquisitions	19	—	(19)	—
Refranchising	(462)	(1)	463	—
Closures	(89)	(7)	(536)	(632)
Other	182	(749)	572	5
End of quarter	7,604	614	25,482	33,700
% of Total	23%	2%	75%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	3,896	—	14,081	17,977
New Builds	49	—	177	226
Acquisitions	8	—	(8)	—
Refranchising	(421)	—	421	—
Closures	(47)	—	(334)	(381)
Other	—	—	3	3
End of quarter	3,485	—	14,340	17,825
% of Total	20%	—	80%	100%

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	1,642	568	9,963	12,173
New Builds	17	—	503	520
Acquisitions	4	—	(4)	—
Refranchising	(39)	(1)	40	—
Closures	(15)	—	(191)	(206)
Other(b)	—	(567)	569	2
End of quarter	1,609	—	10,880	12,489
% of Total	13%	—	87%	100%

China Division	Company	Unconsolidated Affiliates	Franchisees	Total
Beginning of year	2,087	746	253	3,086
New Builds	263	57	25	345
Acquisitions	7	—	(7)	—
Refranchising	(2)	—	2	—
Closures	(27)	(7)	(11)	(45)
Other(c)	182	(182)	—	—
End of quarter	2,510	614	262	3,386
% of Total	74%	18%	8%	100%

(a)
The Worldwide, U.S. and International Division totals exclude 2,129, 1,955 and 174 licensed units, respectively, at September 6, 2008.  There are no licensed units in the China Division.  Licensed units are generally units that offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

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

Multibrand restaurants are included in the totals above.  Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count.  Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count.  Franchise unit counts below include both franchisee and unconsolidated affiliate multibrand units.  Following are multibrand restaurant totals at September 6, 2008:

	Company	Franchisees	Total
United States	1,712	2,551	4,263
International Division	—	322	322
Worldwide	1,712	2,873	4,585

For the year to date ended September 6, 2008, Company and franchise multibrand unit gross additions were 177 and 503, respectively.  There are no multibrand units in the China Division.

System Sales Growth

Quarter	Increase/(Decrease)		Increase excluding foreign currency translation
	9/6/08	9/8/07	9/6/08	9/8/07
United States	4%	2%	N/A	N/A
International Division	12%	16%	7%	11%
China Division	30%	31%	18%	23%
Worldwide	10%	9%	6%	7%

Year to date	Increase/(Decrease)		Increase excluding foreign currency translation
	9/6/08	9/8/07	9/6/08	9/8/07
United States	3%	—%	N/A	N/A
International Division	14%	15%	8%	10%
China Division	35%	27%	24%	21%
Worldwide	10%	7%	7%	5%

The explanations that follow for system sales growth consider year over year changes excluding the impact of foreign currency translation.

For the quarter ended September 6, 2008 the increase in U.S. System sales was driven by same store sales growth and new unit development, partially offset by store closures.

For the year to date ended September 6, 2008 the increase in U.S. System sales was driven by new unit development and same store sales growth, partially offset by store closures.

For the quarter to date and year to date ended September 6, 2008 the increases in International Division, China Division and Worldwide System sales were driven by new unit development and same store sales growth, partially offset by store closures.

Revenues

Quarter	Amount		% Increase/(Decrease)	% Increase/(Decrease) excluding foreign currency translation
	9/6/08	9/8/07
Company sales
United States	$1,040	$1,059	(2)	N/A
International Division	588	603	(2)	(5)
China Division	854	581	47	34
Worldwide	2,482	2,243	11	7

Franchise and license fees
United States	173	165	5	N/A
International Division	160	137	17	12
China Division	20	19	3	(6)
Worldwide	353	321	10	7

Total revenues
United States	1,213	1,224	(1)	N/A
International Division	748	740	1	(1)
China Division	874	600	46	33
Worldwide	$2,835	$2,564	11	7

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

U.S. Company same store sales increased 4% primarily due to an increase in average guest check.

The increase in U.S. Franchise and license fees was driven by same store sales growth, new unit development and refranchising, partially offset by store closures.

The decrease in International Division Company sales was driven by refranchising, same store sales declines due to the elimination of a VAT exemption in Mexico and store closures, partially offset by new unit development.

The increase in International Division Franchise and license fees was driven by new unit development and same store sales growth, partially offset by store closures.

Excluding the favorable impact of the consolidation of a former China unconsolidated affiliate, the China Division Company sales increased by 21%.  The increase was driven by new unit development and same store sales growth.

Excluding the unfavorable impact of the consolidation of a former China unconsolidated affiliate, the China Division Franchise and license fees increased by 14%.  The increase was driven by new unit development.

Year to date	Amount		% Increase/(Decrease)	% Increase/(Decrease) excluding foreign currency translation
	9/6/08	9/8/07
Company sales
United States	$3,133	$3,170	(1)	N/A
International Division	1,717	1,737	(1)	(4)
China Division	2,049	1,351	52	39
Worldwide	6,899	6,258	10	7

Franchise and license fees
United States	495	472	5	N/A
International Division	454	380	20	13
China Division	48	44	8	(1)
Worldwide	997	896	11	8

Total revenues
United States	3,628	3,642	—	N/A
International Division	2,171	2,117	3	(1)
China Division	2,097	1,395	50	38
Worldwide	$7,896	$7,154	10	7

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

Excluding the unfavorable impact of the consolidation of a former China unconsolidated affiliate, Worldwide Franchise and license fees increased by 9%.  The increase was driven by new unit development, same store sales growth and refranchising, partially offset by store closures.

The decrease in U.S. Company sales was driven by refranchising and store closures, partially offset by same store sales growth and new unit development.

U.S. Company same store sales increased 4% primarily due to an increase in average guest check, partially offset by a decline in transactions.

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

Excluding the favorable impact of the consolidation of a former China unconsolidated affiliate, the China Division Company sales increased by 26%.  The increase was driven primarily by new unit development and same store sales growth.

Excluding the unfavorable impact of the consolidation of a former China unconsolidated affiliate, the China Division Franchise and license fees increased by 18%.  The increase was driven by new unit development and same store sales growth.

Company Restaurant Margins

	Quarter ended 9/6/08
	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	31.1	31.8	37.4	33.4
Payroll and employee benefits	30.2	26.1	12.6	23.2
Occupancy and other operating expenses	27.9	30.7	29.1	29.0
Company restaurant margin	10.8%	11.4%	20.9%	14.4%

	Quarter ended 9/8/07
	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.4	29.9	36.0	31.2
Payroll and employee benefits	30.4	25.7	11.7	24.3
Occupancy and other operating expenses	27.2	31.2	29.1	28.8
Company restaurant margin	13.0%	13.2%	23.2%	15.7%

The decrease in U.S. restaurant margin as a percentage of sales was driven by the impact of higher commodity costs (primarily meats, chicken and cheese costs), higher occupancy costs and higher labor costs (primarily wage rate and salary increases).  The decrease was partially offset by the favorable impact of same store sales growth on restaurant margin including the impact of higher average guest check.

The decrease in International Division restaurant margin as a percentage of sales was driven by the elimination of a VAT exemption in Mexico.  An increase in commodity costs was mitigated by higher average guest check.

The decrease in China Division restaurant margin as a percentage of sales was driven by higher commodity costs (primarily chicken products), higher labor costs and the impact of lower margins associated with new units during the initial periods of operation.  The decrease was partially offset by the impact of same store sales growth on restaurant margin.

	Year to date ended 9/6/08
	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.5	31.5	37.5	32.8
Payroll and employee benefits	30.6	26.1	13.5	24.4
Occupancy and other operating expenses	27.0	30.8	29.3	28.6
Company restaurant margin	11.9%	11.6%	19.7%	14.2%

	Year to date ended 9/8/07
	U.S.	International Division	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.0	29.8	35.9	30.8
Payroll and employee benefits	30.3	26.0	12.7	25.3
Occupancy and other operating expenses	26.8	31.5	29.9	28.7
Company restaurant margin	13.9%	12.7%	21.5%	15.2%

The decrease in U.S. restaurant margin as a percentage of sales was driven by the impact of higher commodity costs (primarily cheese, wheat and chicken costs), higher labor costs (primarily wage rate and salary increases) and higher property and casualty insurance expense as we lapped favorability recognized in 2007.  The decrease was partially offset by the favorable impact of same store sales growth on restaurant margin including the impact of higher average guest check.

The decrease in International Division restaurant margin as a percentage of sales was driven by the elimination of a VAT exemption in Mexico, partially offset by the favorable impact on restaurant margin of refranchising and closing certain restaurants.  An increase in commodity costs was mitigated by higher average guest check.

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

Worldwide General and Administrative Expenses

General and administrative (“G&A”) expenses increased $24 million or 8% in the quarter, including a 2% unfavorable impact of foreign currency translation.  The increase was driven by higher compensation costs, including amounts associated with strategic initiatives in China and other growth markets, as well as higher litigation related costs.

General and administrative expenses increased $68 million or 8% year to date, including a 2% unfavorable impact of foreign currency translation. The increase was driven by litigation related costs, higher compensation costs, including amounts associated with strategic initiatives in China and other international growth markets, and severance and early retirement costs related to U.S. transformation as discussed in the Significant 2008 Gains and Charges section of this MD&A.

Worldwide Other (Income) Expense

	Quarter		Year to date
	9/6/08	9/8/07	9/6/08	9/8/07
Equity income from investments in unconsolidated affiliates	$(13)	$(19)	$(33)	$(40)
Minority interest (a)	4	—	8	—
Gain upon sale of investment in unconsolidated affiliate(b)(c)	—	(1)	(100)	(6)
Foreign exchange net (gain) loss and other	(5)	1	(15)	(1)
Other (income) expense	$(14)	$(19)	$(140)	$(47)

(a)	On January 1, 2008, the Company began consolidating an entity in China in which we have a majority ownership interest. See Note 2.

(b)	Year to date ended September 6, 2008 reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 3.

(c)
Year to date ended September 8, 2007 reflects recognition of income associated with receipt of payment for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 8 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter				Year to date
	9/6/08	9/8/07	% B/(W)		9/6/08	9/8/07	% B/(W)
United States	$158	$187	(16)		$483	$543	(11)
International Division	138	127	9		397	347	14
China Division	161	135	19		352	276	27
Unallocated and corporate expenses	(63)	(48)	(24)		(185)	(148)	(25)
Unallocated Other income (expense)	5	—	NM		115	4	NM
Unallocated Refranchising gain (loss)	8	—	NM		(16)	5	NM
Operating Profit	$407	$401	2		$1,146	$1,027	12

United States operating margin	13.0%	15.2%	(2.2	) ppts.	13.3%	14.9%	(1.6	) ppts.
International Division operating margin	18.4%	17.2%	1.2	ppts.	18.3%	16.4%	1.9	ppts.

U.S. Operating Profit decreased 16% and 11% for the quarter and year to date, respectively. The decreases were driven by higher restaurant operating costs, partially offset by the impact of same store sales on restaurant profit (primarily due to higher average guest check) and Franchise and license fees. The increase in restaurant operating costs was primarily driven by higher commodity costs.

International Division Operating Profit increased 9% in the quarter, including a 5% favorable impact from foreign currency translation. The increase was driven by the impact of new unit development and same store sales growth on Franchise and license fees. These increases were partially offset by the loss of the VAT exemption in Mexico.

International Division Operating Profit increased 14% year to date, including a 6% favorable impact from foreign currency translation. The increase was driven by the impact of new unit development and same store sales growth on Franchise and license fees as well as lower closure and impairment expenses. These increases were partially offset by the loss of the VAT exemption in Mexico.

China Division Operating Profit increased 19% in the quarter and 27% year to date, both including an 11% favorable impact from foreign currency translation. The increases were driven by the impact of same store sales growth and new unit development on restaurant profit.  These increases were partially offset by higher restaurant operating costs and higher G&A expenses.

Unallocated and corporate expenses increased 24% for the quarter due to higher project spending, investments in U.S. Brands and severance related to the U.S. transformation as discussed in the Significant 2008 Gains and Charges section of this MD&A and litigation related costs.

Unallocated and corporate expenses increased 25% for the year to date due to severance related to the U.S. transformation and investments in the U.S. Brands as discussed in the Significant 2008 Gains and Charges section of this MD&A, litigation related costs, and higher project spending.

Interest Expense, Net

	Quarter			Year to date
	9/6/08	9/8/07	% B/(W)	9/6/08	9/8/07	% B/(W)
Interest expense	$53	$44	(22)	$171	$130	(31)
Interest income	(6)	(6)	(12)	(19)	(18)	2
Interest expense, net	$47	$38	(28)	$152	$112	(36)

Interest expense increased $9 million or 22% for the quarter and $41 million or 31% year to date.  These increases were driven by an increase in borrowings, partially offset by a decrease in interest rates on the variable portion of our debt as compared to prior year.

Income Taxes

	Quarter		Year to date
	9/6/08	9/8/07	9/6/08	9/8/07
Income taxes	$78	$93	$234	$237
Effective tax rate	21.6%	25.5%	23.5%	25.9%

Our effective tax rate for the quarter was favorably impacted as a result of a higher percentage of our income being earned outside the U.S.  In addition, we benefited from adjustments to reserves and accruals.  This favorability was partially offset by lapping the prior year reversal of valuation allowances associated with certain foreign tax credits.

Year to date, our effective tax rate benefited from a higher percentage of our income being earned outside the U.S.  In addition, our rate was favorably impacted by the reversal of foreign valuation allowances in the current year associated with certain deferred tax assets that we now believe are more likely than not to be utilized on future tax returns.  The decrease was partially offset by expense associated with the gain on the sale of our interest in our unconsolidated affiliate in Japan as well as expense associated with our plan to distribute certain foreign earnings.

Consolidated Cash Flows

Net cash provided by operating activities was $1,135 million compared to $1,165 million in 2007.

Net cash used in investing activities was $388 million versus $256 million in 2007. The increase was driven by higher capital spending, partially offset by higher refranchising proceeds.

Net cash used in financing activities was $1,259 million versus $730 million in 2007. The increase was driven by higher share repurchases, partially offset by higher net borrowings.

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

On July 11, 2008 we entered into a variable rate senior unsecured term loan (“Domestic Term Loan”), in an aggregate principal amount of $375 million that matures in three years.  At our discretion the variable rate resets at one, two, three or six month intervals.  We determine whether the variable rate at each reset date is based upon:  (1) LIBOR plus an applicable spread of up to 2.5%, or (2) an Alternative Base Rate.  The Alternate Base Rate is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%, plus an applicable spread of up to 1.5%.  The proceeds from the Domestic Term Loan were used for general corporate purposes.

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

Discretionary Spending
In the year to date ended September 6, 2008, capital spending has totaled $571 million, including $231 million in the U.S., $143 million for the International Division and $197 million for the China Division.

During the year to date ended September 6, 2008, we repurchased shares for $1.5 billion.  At September 6, 2008, we had remaining capacity to repurchase up to approximately $563 million of our outstanding Common Stock (excluding applicable transaction fees) through January 2009 under a January 2008 authorization.

During the year to date ended September 6, 2008, we paid cash dividends of $234 million.  Additionally, on September 10, 2008, our Board of Directors approved a cash dividend of $0.19 per share of Common Stock, to be distributed on November 7, 2008 to shareholders of record at the close of business on October 17, 2008.

For 2008, we expect to return over $2 billion to shareholders through both cash dividends and share repurchases.  The Company is targeting an annual dividend payout ratio of 35% to 40% of Net Income.

Borrowing Capacity
Our primary bank credit agreement comprises a $1.15 billion senior unsecured Revolving Credit Facility (the “Credit Facility”) which matures in November 2012. At September 6, 2008, our unused Credit Facility totaled $656 million, net of outstanding letters of credit of $162 million.  There were borrowings of $332 million outstanding under the Credit Facility at September 6, 2008.  We also have a $350 million, five-year revolving credit facility (the “International Credit Facility” or “ICF”) which matures in November 2012.  There were no borrowings outstanding under the ICF at September 6, 2008.  At September 6, 2008 we were in compliance with all financial covenants under the Credit Facility and ICF.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2011 through 2037 and interest rates ranging from 6.25% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.6 billion at September 6, 2008.  In May 2008, $250 million of Senior Unsecured Notes matured, and the repayment was funded with additional borrowings under our Credit Facility.

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

There were no material changes during the quarter ended September 6, 2008 to the disclosures made in Item 7A of the Company’s 2007 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 6, 2008.

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

We have reviewed the accompanying Condensed Consolidated Balance Sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of September 6, 2008, the related Condensed Consolidated Statements of Income for the twelve and thirty-six weeks ended September 6, 2008 and September 8, 2007, and the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 6, 2008 and September 8, 2007. These Condensed Consolidated Financial Statements are the responsibility of YUM’s management.

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
October 14, 2008

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

The following table provides information as of September 6, 2008 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 7
6/15/08 – 7/12/08	9,118,600	$35.51	9,118,600	$747,446,788

Period 8
7/13/08 – 8/9/08	5,324,800	$34.57	5,324,800	$563,376,204

Period 9
8/10/08 – 9/6/08	—	$—	—	$563,376,204

Total	14,443,400	$35.17	14,443,400	$563,376,204

In January 2008, our Board of Directors authorized additional share repurchases, through January 2009, of up to an additional $1.25 billion (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended September 6, 2008, approximately 14.4 million shares were repurchased under this authorization.

Item 6.	Exhibits

(a)	Exhibit Index

EXHIBITS

Exhibit 10.34
Credit Agreement, dated July 11, 2008, among YUM, and the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc. as Lead Arranger and Sole Bookrunner and Bank of America, N.A., as Syndication Agent, which is incorporated by reference from Exhibit 10.34 to Yum’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.

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

YUM! BRANDS, INC.
(Registrant)

Date:	October 14, 2008	/s/ Ted F. Knopf
Senior Vice President of Finance
and Corporate Controller
(Principal Accounting Officer)