Form 10-K
period 2008-12-27
YUM BRANDS INC
filed 2009-02-23
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 27, 2008

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

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 14, 2008 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was $17,938,014,271. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. The number of shares outstanding of the registrant’s Common Stock as of February 11, 2009 was 459,931,675 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 21, 2009 are incorporated by reference into Part III.

Forward-Looking Statements

From time to time, in both written reports and oral statements, we present “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe harbor provisions.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan” or other similar terminology.  These forward-looking statements are based on current expectations and assumptions and upon data available at the time of the statements and are neither predictions nor guarantees of future events or circumstances.  The forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially.  Important factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  In making these statements, we are not undertaking to address or update any risk factor set forth herein, in future filings or communications regarding our business results.

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

This Form 10-K should be read in conjunction with the Forward-Looking Statements on page 2 and the Risk Factors set forth in Item 1A.

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

Operating segment information for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 24 through 52 and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 53 through 106.

(c)	Narrative Description of Business

General

YUM is the world’s largest quick service restaurant (“QSR”) company based on number of system units, with more than 36,000 units in more than 110 countries and territories.  Through the five concepts of KFC, Pizza Hut, Taco Bell, LJS and A&W (the “Concepts”), the Company develops, operates, franchises and licenses a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items.  The Company either operates units or they are operated by independent franchisees or licensees under the terms of franchise or license agreements.  Franchisees can range in size from individuals owning just one unit to large publicly traded companies.  In addition, the Company owns non-controlling interests in Unconsolidated Affiliates in China who operate similar to franchisees.

At year end 2008, we had approximately 20,000 system restaurants in the U.S. which achieved revenues of $5.1 billion and Operating Profit of $694 million during 2008.  The International Division, based in Dallas, Texas, comprises approximately 13,000 system restaurants, primarily KFCs and Pizza Huts, operating in over 110 countries outside the U.S.  In 2008, YRI achieved revenues of $3.0 billion and Operating Profit of $528 million.  The China Division, based in Shanghai, China, comprises approximately 3,600 system restaurants, predominately KFCs.  In 2008, the China Division achieved revenues of $3.1 billion and Operating Profit of $469 million.

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

The Company and its franchisees also operate multibrand units, primarily in the U.S., where two or more of the Concepts are operated in a single unit.  At year end 2008, there were 4,958 multibranded units in the worldwide system, of which 4,629 were in the U.S.  These units were comprised of 2,751 units offering food products from two of the Concepts, 40 units offering food products from three of the Concepts and 2,167 units offering food products from Pizza Hut and WingStreet, a flavored chicken wings concept.

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

•
As of year end 2008, KFC was the leader in the U.S. chicken QSR segment among companies featuring chicken-on-the-bone as their primary product offering, with a 44 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment, which is more than three times that of its closest national competitor.

•
KFC operates in 109 countries and territories throughout the world.  As of year end 2008, KFC had 5,253 units in the U.S., and 10,327 units outside the U.S., including 2,497 units in mainland China.  Approximately 18 percent of the U.S. units and 28 percent of the non-U.S. units are operated by the Company.

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

•	As of year end 2008, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 15 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•
Pizza Hut operates in 97 countries and territories throughout the world. As of year end 2008, Pizza Hut had 7,564 units in the U.S., and 5,611 units outside of the U.S.  Approximately 14 percent of the U.S. units and 25 percent of the non-U.S. units are operated by the Company.

•
Pizza Hut features a variety of pizzas, which may include Pan Pizza, Thin ‘n Crispy, Hand Tossed, Sicilian, Stuffed Crust, Twisted Crust, Sicilian Lasagna Pizza, Cheesy Bites Pizza, The Big New Yorker, The Insider, The Chicago Dish, the Natural and 4forALL.  Each of these pizzas is offered with a variety of different toppings.  Pizza Hut now also offers a variety of Tuscani Pastas.  In some restaurants, Pizza Hut also offers WingStreet chicken wings, breadsticks, salads and sandwiches.  Menu items outside of the U.S. are generally similar to those offered in the U.S., though pizza toppings are often suited to local preferences and tastes.

Taco Bell

•	The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold. Taco Bell is based in Irvine, California.

•	As of year end 2008, Taco Bell was the leader in the U.S. Mexican QSR segment, with a 54 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•
Taco Bell operates in 17 countries and territories throughout the world. As of year end 2008, there were 5,588 Taco Bell units in the U.S., and 245 units outside of the U.S.  Approximately 24 percent of the U.S. units and 1 percent of the non-U.S. units are operated by the Company.

•
Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, gorditas, chalupas, quesadillas, taquitos, salads, nachos and other related items.  Additionally, proprietary entrée items include Grilled Stuft Burritos and Border Bowls.  Taco Bell units feature a distinctive bell logo on their signage.

LJS

•	The first LJS restaurant opened in 1969 and the first LJS franchise unit opened later the same year. LJS is based in Louisville, Kentucky.

•	As of year end 2008, LJS was the leader in the U.S. seafood QSR segment, with a 35 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•
LJS operates in 7 countries and territories throughout the world.  As of year end 2008, there were 1,022 LJS units in the U.S., and 38 units outside the U.S.  All single-brand units inside and outside of the U.S. are operated by franchisees or licensees.  As of year end 2008, there were 137 company operated multi-brand units that included the LJS concept.

•
LJS features a variety of seafood and chicken items, including meals featuring batter-dipped fish, chicken and shrimp, non-fried salmon, shrimp and tilapia, hushpuppies and portable snack items.  LJS units typically feature a distinctive seaside/nautical theme.

A&W

•	A&W was founded in Lodi, California by Roy Allen in 1919 and the first A&W franchise unit opened in 1925. A&W is based in Louisville, Kentucky.

•
A&W operates in 10 countries and territories throughout the world.  As of year end 2008, there were 363 A&W units in the U.S., and 264 units outside the U.S.  All single-brand units inside and outside of the U.S. are operated by franchisees.  As of year end 2008, there were 89 company operated multi-brand units that included the A&W concept.

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

The Company is committed to conducting its business in an ethical, legal and socially responsible manner.  Our suppliers are selected, assessed and rewarded through a rigorous audit system that sets and monitors standards for all of our brands’ key suppliers.  All of our restaurants, regardless of their ownership structure or location, must adhere to our strict food quality and safety standards.  The guidelines are translated to local market requirements and regulations where appropriate and without compromising the standards.  Long-term contracts and long-term vendor relationships are used to ensure availability of products.  The Company has not experienced any significant continuous shortages of supplies, and alternative sources for most of these products are generally available.  Prices paid for these supplies fluctuate.  When prices increase, the Company may be able to pass on such increases to its customers, although there is no assurance that this can be done practically.

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

Most food products, paper and packaging supplies, and equipment used in the operation of the Company’s restaurants are distributed to individual restaurant units by third party distribution companies.  McLane Company, Inc. (“McLane”) is the exclusive distributor for Company-operated restaurants in the U.S. and for a substantial number of franchisee and licensee stores.  McLane became the distributor when it assumed all distribution responsibilities under an existing agreement between Ameriserve Food Distribution, Inc. (“AmeriServe”) and the Company.  This agreement extends through October 31, 2010 and generally prohibits Company-operated restaurants from using alternative distributors in the U.S.

International and China Divisions.  Outside of the U.S. we and our franchisees use decentralized sourcing and distribution systems involving many different global, regional, and local suppliers and distributors.  In China, we work with approximately 500 suppliers.  In our YRI markets we have approximately 1,400 suppliers, including U.S.-based suppliers that export to many countries.  In certain countries, we own all or a portion of the distribution system, including China where we own the entire distribution system.

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

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7, pages 24 through 52 and the Consolidated Statements of Cash Flows in Part II, Item 8, page 57.

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

Competition

The retail food industry, in which the Company competes, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including the QSR segment), and is intensely competitive with respect to food quality, price, service, convenience, location and concept.  The industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power.  Each of the Concepts compete with international, national and regional restaurant chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.  In 2008, the restaurant business in the U.S. consisted of about 945,000 restaurants representing approximately $552 billion in annual sales.  The Company’s Concepts accounted for about 2% of those restaurants and about 3% of those sales.  There is currently no way to reasonably estimate the size of the competitive market outside the U.S.

Research and Development (“R&D”)

The Company’s subsidiaries operate R&D facilities in Louisville, Kentucky (KFC); Dallas, Texas (Pizza Hut and YRI); and Irvine, California (Taco Bell) and in several locations outside the U.S., including Shanghai, China (China).  The Company expensed $34 million, $39 million and $33 million in 2008, 2007 and 2006, respectively, for R&D activities.  From time to time, independent suppliers also conduct research and development activities for the benefit of the YUM system.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.  During 2008, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

Employees

As of year end 2008, the Company employed approximately 336,000 persons, approximately 85 percent of whom were part-time.  Approximately 26 percent of the Company’s employees are employed in the U.S.  The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors.  Most Company employees are paid on an hourly basis.  Some of the Company’s non-U.S. employees are subject to labor council relationships that vary due to the diverse cultures in which the Company operates.  The Company considers its employee relations to be good.

(d)	Financial Information about Geographic Areas

Financial information about our significant geographic areas (U.S., International Division and China Division) is incorporated herein by reference from Selected Financial Data in Part II, Item 6, page 22; Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 24 through 52; and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 53 through 106.

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

You should carefully review the risks described below as they identify important factors that could cause our actual results to differ materially from those in our forward-looking statements and historical trends.  These risks are not exclusive, and our business and our results of operations could also be affected by other risks that we cannot anticipate or that we do not consider material based on currently available information.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products.  However, food-borne illnesses, such as E. coli, hepatitis A, trichinosis or salmonella, and food safety issues have occurred in the past (see Note 21, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8 of this report for a discussion of litigation arising from an E. coli outbreak allegedly linked to a number of Taco Bell restaurants in the Northeast U.S. during November/December 2006), and could occur in the future.  Any report or publicity linking us or one of our Concepts to instances of food-borne illness or other food safety issues, including food tampering, could adversely affect our Concepts’ brands and reputations as well as our revenues and profits.  If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants.  In addition, instances of food-borne illness or food tampering occurring solely at restaurants of competitors could adversely affect our sales as a result of negative publicity about the foodservice industry generally.  Food-borne illness or food tampering could also be caused by food suppliers or distributors and, as a result, could be out of our control.  The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees.

Furthermore, like other companies in the restaurant industry, some of our products may contain genetically engineered food products, and our U.S. suppliers are currently not required to label their products as such.  Increased regulation of and opposition to genetically engineered food products have on occasion and may in the future force the use of alternative sources at increased costs and lower margins for us and our franchisees.

Our China operations subject us to risks that could negatively affect our business.

A significant and growing portion of our restaurants are located in China.  As a result, our financial results are increasingly dependent on our results in China, and our business is increasingly exposed to risks there.  These risks include changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels), tax rates and laws and consumer preferences, as well as changes in the regulatory environment and increased competition.  In addition, our results of operations in China and the value of our Chinese assets are affected by fluctuations in currency exchange rates, which may favorably or adversely affect reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

In addition, any significant or prolonged deterioration in U.S.-China relations could adversely affect our China business.  Many of the risks and uncertainties of doing business in China are solely within the control of the Chinese government.  China’s government regulates the scope of our foreign investments and business conducted within China.  Although management believes it has structured our China operations to comply with local laws, there are uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China.  If we were unable to enforce our intellectual property or contract rights in China, our business would be adversely impacted.

Our other foreign operations subject us to risks that could negatively affect our business.

A significant portion of our restaurants are operated in foreign countries and territories outside of the U.S. and China, and we intend to continue expansion of our international operations.  As a result, our business is increasingly exposed to risks inherent in foreign operations.  These risks, which can vary substantially by market, include political instability, corruption, social and ethnic unrest, changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels), the regulatory environment, tax rates and laws and consumer preferences as well as changes in the laws and policies that govern foreign investment in countries where our restaurants are operated.

In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates, which may favorably or adversely affect reported earnings.  More specifically, an increase in the value of the United States Dollar relative to other currencies, such as the Australian Dollar, the British Pound, the Canadian Dollar and the Euro, could have an adverse effect on our reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

Changes in commodity and other operating costs could adversely affect our results of operations.

Any increase in certain commodity prices, such as food, energy and supply costs, could adversely affect our operating results.  Because we provide moderately priced food, our ability to pass along commodity price increases to our customers may be limited.  Significant increases in gasoline prices could also result in a decrease of customer traffic at our restaurants or the imposition of fuel surcharges by our distributors, each of which could adversely affect our business.  Our operating expenses also include employee benefits and insurance costs (including workers’ compensation, general liability, property and health) which may increase over time.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

We are dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices.  Shortages or interruptions in the supply of food items and other supplies to our restaurants could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants.  Such shortages or disruptions could be caused by inclement weather, natural disasters such as floods, drought and hurricanes, increased demand, problems in production or distribution, the inability of our vendors to obtain credit, food safety warnings or advisories or the prospect of such pronouncements (such as reports during 2008 relating to tomatoes and jalapenos in the U.S.), or other conditions beyond our control.  A shortage or interruption in the availability of certain food products or supplies could increase our costs and limit the availability of products critical to our restaurant operations.  In addition, if a principal distributor for us and/or our franchisees fails to meet its service requirements for any reason, it could lead to a disruption of service or supply until a new distributor is engaged, which could have an adverse effect on our business.

Our operating results are closely tied to the success of our Concepts’ franchisees.

We receive significant revenues in the form of royalties from our franchisees.  Because a significant and growing portion of our restaurants are run by franchisees, the success of our business is increasingly dependent upon the operational and financial success of our franchisees.  While our franchise agreements set forth certain operational standards and guidelines, we have limited control over how our franchisees’ businesses are run, and any significant inability of our franchisees to operate successfully could adversely affect our operating results through decreased royalty payments.  For example, franchisees may not have access to the financial or management resources that they need to open or continue operating the restaurants contemplated by their franchise agreements with us.  In addition, franchisees may not be able to find suitable sites on which to develop new restaurants or negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules.

In addition, although in certain instances we require franchisees to meet certain financial criteria on an ongoing basis or in order to grow, franchisees' levels of indebtedness are generally not within our control.  If our franchisees incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, it could result in financial distress or even possible insolvency or bankruptcy.  If a significant number of our franchisees become financially distressed, this could harm our operating results through reduced or delayed royalty payments or increased rent obligations for leased properties on which we are contingently liable.

Our results and financial condition could be affected by the success of our refranchising program.

We are in the process of a refranchising program, which could reduce the percentage of company ownership in the U.S., excluding licensees, from approximately 19% at the end of 2008 to potentially less than 10% by the end of 2010.  Our ability to execute this plan will depend on, among other things, whether we receive fair offers for our restaurants, whether we can find viable and suitable buyers and how quickly we can agree to terms with potential buyers.  In addition, some lenders have increased lending requirements or otherwise reduced the amount of loans they are making generally or to the restaurant industry in particular.  To the extent potential buyers are unable to obtain financing at attractive prices – or unable to obtain financing at any price – our refranchising program could be delayed.

Once executed, the success of the refranchising program will depend on, among other things, selection of buyers who can effectively operate our restaurants, our ability to limit our exposure to contingent liabilities in connection with the sale of our restaurants, and whether the resulting ownership mix of Company-operated and franchisee-operated restaurants allows us to meet our financial objectives.  In addition, refranchising activity could vary significantly from quarter-to-quarter and year-to-year and that volatility could impact our reported earnings.

We could be party to litigation that could adversely affect us by increasing our expenses or subjecting us to significant money damages and other remedies.

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

Asian and European countries have experienced outbreaks of Avian Flu, and some commentators have hypothesized that further outbreaks could occur and reach pandemic levels.  While fully-cooked chicken has been determined to be safe for consumption, and while we have taken and continue to take measures to prepare for and minimize the effect of these outbreaks on our business, future outbreaks could adversely affect the price and availability of poultry and cause customers to eat less chicken.  In addition, outbreaks on a widespread basis could also affect our ability to attract and retain employees.

We may not attain our target development goals.

Our growth strategy depends in large part on our ability to increase our net restaurant count in markets outside the United States.  The successful development of new units will depend in large part on our ability and the ability of our franchisees to open new restaurants, upgrade existing restaurants, and to operate these restaurants on a profitable basis.  We cannot guarantee that we, or our franchisees, will be able to achieve our expansion goals or that new, upgraded or converted restaurants will be operated profitably.  Further, there is no assurance that any restaurant we open or convert will produce operating results similar to those of our existing restaurants.  Other risks which could impact our ability to increase our net restaurant count include prevailing economic conditions and our, or our franchisees’, ability to obtain suitable restaurant locations, obtain required permits and approvals and hire and train qualified personnel.

Our franchisees also frequently depend upon financing from banks and other financial institutions in order to construct and open new restaurants.  Disruptions in credit markets may make financing more difficult or expensive to obtain.  If it becomes more difficult or expensive for our franchisees to obtain financing to develop new restaurants, our planned growth could slow and our future revenue and cash flows could be adversely impacted.

Our business may be adversely impacted by economic conditions.

Our results of operations are dependent upon discretionary spending by consumers, which may be affected by general economic conditions and the current global financial crisis.  Worldwide economic conditions and consumer spending have recently deteriorated significantly and may remain depressed for some time.  Some of the factors that are having an impact on discretionary consumer spending include increased unemployment, reductions in disposable income as a result of recent severe market declines and declines in residential real estate values, credit availability and consumer confidence.  These and other macroeconomic factors could have an adverse effect on our sales and development plans, which could harm our financial condition and operating results.

In addition, the current financial crisis has resulted in diminished liquidity and credit availability, and the recent or future turmoil in the financial markets could make it more difficult for us to refinance our existing indebtedness (if necessary) or incur additional indebtedness and could impact the ability of banks to honor draws on our existing credit facilities.

The current credit crisis is also having a significant negative impact on businesses around the world, and the impact of this crisis on our suppliers cannot be predicted.  The inability of suppliers to access financing, or the insolvency of suppliers, could lead to disruptions in our supply chain which could adversely impact our sales and financial condition.

Changes in governmental regulations may adversely affect our business operations.

We and our franchisees are subject to various federal, state and local regulations.  Each of our restaurants is subject to state and local licensing and regulation by health, sanitation, food, workplace safety, fire and other agencies.  Requirements of local authorities with respect to zoning, land use, licensing, permitting and environmental standards could delay or prevent development of new restaurants in particular locations.  In addition, we face risks arising from compliance with and enforcement of increasingly complex federal and state immigration laws and regulations.

We are subject to the Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas.  The expenses associated with any facilities modifications required by these laws could be material.  Our operations are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, family leave mandates and a variety of similar state laws that govern these and other employment law matters.  The compliance costs associated with these laws and evolving regulations could be substantial, and any failure or alleged failure to comply with these laws could lead to litigation, which could adversely affect our financial condition.

We also face risks from new or changing laws and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling regulation.  Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.  New or changing laws and regulations relating to union organizing rights and activities may impact our operations at the restaurant level and increase our cost of labor.  In addition, we are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud, and any failure or perceived failure to comply with those laws could harm our reputation or lead to litigation, which could adversely affect our financial condition.

The retail food industry in which we operate is highly competitive.

The retail food industry in which we operate is highly competitive with respect to price and quality of food products, new product development, price, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties.  If consumer preferences change, or our restaurants are unable to compete successfully with other retail food outlets in new and existing markets, our business could be adversely affected.  In the retail food industry, labor is a primary operating cost component.  Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees, which could adversely impact our margins.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2008 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2008, the Company owned more than 1,500 units and leased land, building or both in more than 5,800 units worldwide.  These units are further detailed as follows:

•	The Company owned more than 1,100 units and leased land, building or both in more than 2,100 units in the U.S.
•	The International Division owned more than 400 units and leased land, building or both in more than 1,100 units.
•	The China Division leased land, building or both in more than 2,600 units.

Company restaurants in the U.S. which are not owned are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with short renewal options.  Company restaurants in the International Division which are not owned have initial lease terms and renewal options that vary by country.  Company restaurants in the China Division are generally leased for initial terms of 10 to 15 years and generally do not have renewal options.  Historically, the Company has either been able to renew its China Division leases or enter into competitive leases at replacement sites without significant impact on our operations, cash flows or capital resources.  The Company currently does not have a significant number of units that it leases or sub-leases to franchisees.

Pizza Hut and YRI lease their corporate headquarters and a research facility in Dallas, Texas. Taco Bell leases its corporate headquarters and research facility in Irvine, California. YRI owns KFC’s, LJS’s, A&W’s and YUM’s corporate headquarters and a research facility in Louisville, Kentucky.  In addition, YUM leases office facilities for certain support groups in Louisville, Kentucky.  The China Division leases their corporate headquarters and research facilities in Shanghai, China.  Additional information about the Company’s properties is included in the Consolidated Financial Statements and footnotes in Part II, Item 8, pages 53 through 106.

The Company believes that its properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3.	Legal Proceedings.

The Company is subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business.  The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows.  The following is a brief description of the more significant of the categories of lawsuits and other matters we face from time to time.  Descriptions of specific claims and contingencies appear in Note 21, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2008.

Executive Officers of the Registrant

The executive officers of the Company as of February 11, 2009, and their ages and current positions as of that date are as follows:

David C. Novak, 56, is Chairman of the Board, Chief Executive Officer and President of YUM.  He has served in this position since January 2001.  From December 1999 to January 2001, Mr. Novak served as Vice Chairman of the Board, Chief Executive Officer and President of YUM. From October 1997 to December 1999, he served as Vice Chairman and President of YUM.  Mr. Novak previously served as Group President and Chief Executive Officer, KFC and Pizza Hut from August 1996 to July 1997.

Richard T. Carucci, 51, is Chief Financial Officer for YUM.  He has served in this position since March 2005. From October 2004 to February 2005, he served as Senior Vice President, Finance and Chief Financial Officer – Designate of YUM. From May 2003 to October 2004, he served as Executive Vice President and Chief Development Officer of YRI.  From November 2002 to May 2003, he served as Senior Vice President for YRI and also assisted Pizza Hut in asset strategy development.  From November 1999 to July 2002, he was Chief Financial Officer of YRI.

Christian L. Campbell, 58, is Senior Vice President, General Counsel, Secretary and Chief Franchise Policy Officer for YUM.  He has served as Senior Vice President, General Counsel and Secretary since September 1997.  In January 2003, his title and job responsibilities were expanded to include Chief Franchise Policy Officer.

Jonathan D. Blum, 50, is Senior Vice President Public Affairs for YUM.  He has served in this position since July 1997.

Anne P. Byerlein, 50, is Chief People Officer for YUM.  She has served in this position since December 2002.  From October 1997 to December 2002, she was Vice President of Human Resources of YUM.  From October 2000 to December 2002, she also served as KFC’s Chief People Officer.

Ted F. Knopf, 57, is Senior Vice President Finance and Corporate Controller of YUM.  He has served in this position since April 2005.  From September 2001 to April 2005, Mr. Knopf served as Vice President of Corporate Planning and Strategy of YUM.

Emil J. Brolick, 61, is Chief Operating Officer for YUM.  He has served as Chief Operating Officer since June 2008.  Prior to this position, he served as President of U.S. Brand Building, a position he held from December 2006 to June 2008.  Prior to that, he served as President and Chief Concept Officer of Taco Bell, a position he held from July 2000 to November 2006.  Prior to joining Taco Bell, Mr. Brolick served as Senior Vice President of New Product Marketing, Research & Strategic Planning for Wendy’s International, Inc. from August 1995 to July 2000.

Scott O. Bergren, 62, is President and Chief Concept Officer of Pizza Hut.  He has served in this position since November 2006.  Prior to this position, he served as Chief Marketing Officer of KFC and YUM from August 2003 to November 2006.  From September 2002 until July 2003, he was the Executive Vice President, Marketing and Chief Concept Officer for YUM Restaurants International, Inc.  From April 2002 until September 2002, he was Senior Vice President New Concepts for YUM Restaurants International, Inc.  From June 1995 until 2002, he was Chief Executive Officer of Chevy’s Mexican Restaurants, Inc.

Greg Creed, 51, is President and Chief Concept Officer of Taco Bell. He has served in this position since December 2006.  Prior to this position, Mr. Creed served as Chief Operating Officer of YUM from December 2005 to November 2006.  Mr. Creed served as Chief Marketing Officer of Taco Bell from July 2001 to October 2005.

Roger Eaton, 48, is President and Chief Concept Officer of KFC.  He has served in this position since June 2008.  From April 2008 to June 2008, he served as Chief Operating and Development Officer of YUM.  From January 2008 until April 2008, he served as Chief Operating and Development Officer – Designate.  From 2000 until January 2008, he was Senior Vice President/Managing Director of YUM! Restaurants International South Pacific.

Graham D. Allan, 53, is the President of YRI. He has served in this position since November 2003.  Immediately prior to this position he served as Executive Vice President of YRI.  From December 2000 to May 2003, Mr. Allan was the Managing Director of YRI.

Jing-Shyh S. Su, 56, is Vice-Chairman of the Board and President of YUM Restaurants China.  He has served as Vice- Chairman of the Board since March 2008, and he has served as President of YUM Restaurants China since 1997.  Prior to this, he was the Vice President of North Asia for both KFC and Pizza Hut.  Mr. Su started his career with YUM in 1989 as KFC International’s Director of Marketing for the North Pacific area.

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

2008
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$39.00	$33.12	$0.15	$0.15
Second	41.34	36.85	0.19	0.15
Third	38.68	33.78	—	0.19
Fourth	39.23	22.25	0.38	0.19

2007
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$31.03	$27.69	$—	$0.075
Second	34.37	28.85	0.15	0.15
Third	34.80	29.62	—	0.15
Fourth	40.27	31.45	0.30	0.15

In 2007, the Company declared three cash dividends of $0.15 per share of Common Stock, one of which was paid in 2008.  In 2008, the Company declared one cash dividend of $0.15 per share of Common Stock and three cash dividends of $0.19 per share of Common Stock, one of which had a distribution date of February 6, 2009.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income.

As of February 11, 2009, there were approximately 81,000 registered holders of record of the Company’s Common Stock.

The Company had no sales of unregistered securities during 2008, 2007 or 2006.

Issuer Purchases of Equity Securities

The following table provides information as of December 27, 2008 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 10
9/7/08 – 10/4/08	—	$—	—	$563,376,204

Period 11
10/5/08 – 11/1/08	3,269,400	$27.08	3,269,400	$474,840,412

Period 12
11/2/08 – 11/29/08	1,089,500	$24.96	1,089,500	$447,649,895

Period 13
11/30/08 – 12/27/08	—	$—	—	$447,649,895

Total	4,358,900	$26.55	4,358,900	$447,649,895

In January 2008, our Board of Directors authorized additional share repurchases of up to an additional $1.25 billion (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended December 27, 2008, approximately 4.4 million shares were repurchased under this authorization.  This authorization expired in January 2009.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Stock Index and the S&P 500 Consumer Discretionary Sector, a peer group that includes YUM, for the period from December 26, 2003 to December 26, 2008, the last trading day of our 2008 fiscal year.  The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 26, 2003 and that all dividends were reinvested.

	12/26/03	12/23/04	12/30/05	12/29/06	12/28/07	12/27/08

YUM!	$ 100	$ 138	$ 141	$ 179	$ 239	$ 191
S&P 500	$ 100	$ 112	$ 118	$ 137	$ 145	$ 88
S&P Consumer Discretionary	$ 100	$ 113	$ 108	$ 128	$ 111	$ 70

Item 6.	Selected Financial Data.
Selected Financial Data
YUM! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

	Fiscal Year
	2008	2007	2006	2005	2004
Summary of Operations
Revenues
Company sales	$9,843	$9,100	$8,365	$8,225	$7,992
Franchise and license fees	1,436	1,316	1,196	1,124	1,019
Total	11,279	10,416	9,561	9,349	9,011
Closures and impairment income (expenses)(a)	(43)	(35)	(59)	(62)	(38)
Refranchising gain (loss)(a)	5	11	24	43	12
Operating Profit(b)	1,506	1,357	1,262	1,153	1,155
Interest expense, net	226	166	154	127	129
Income before income taxes	1,280	1,191	1,108	1,026	1,026
Net income	964	909	824	762	740
Basic earnings per common share(c)	2.03	1.74	1.51	1.33	1.27
Diluted earnings per common share(c)	1.96	1.68	1.46	1.28	1.21
Cash Flow Data
Provided by operating activities	$1,521	$1,551	$1,257	$1,233	$1,186
Capital spending, excluding acquisitions	935	726	572	609	645
Proceeds from refranchising of restaurants	266	117	257	145	140
Repurchase shares of Common Stock	1,628	1,410	983	1,056	569
Dividends paid on Common Stock	322	273	144	123	58
Balance Sheet
Total assets	$6,527	$7,188	$6,368	$5,797	$5,696
Long-term debt	3,564	2,924	2,045	1,649	1,731
Total debt	3,589	3,212	2,272	1,860	1,742
Other Data
Number of stores at year end
Company	7,568	7,625	7,736	7,587	7,743
Unconsolidated Affiliates	645	1,314	1,206	1,648	1,662
Franchisees	25,911	24,297	23,516	22,666	21,858
Licensees	2,168	2,109	2,137	2,376	2,345
System	36,292	35,345	34,595	34,277	33,608

U.S. same store sales growth(d)	2%	—	1%	3%	3%
YRI system sales growth(d)
Reported	10%	15%	7%	9%	14%
Local currency(e)	8%	10%	7%	6%	6%
China Division system sales growth(d)
Reported	31%	31%	26%	13%	23%
Local currency(e)	20%	24%	23%	11%	23%
Shares outstanding at year end(c)	459	499	530	556	581
Cash dividends declared per Common Stock(c)	$0.72	$0.45	$0.43	$0.22	$0.15
Market price per share at year end (c)	$30.28	$38.54	$29.40	$23.44	$23.14

Fiscal years 2008, 2007, 2006 and 2004 include 52 weeks and fiscal year 2005 includes 53 weeks.

Fiscal years 2008, 2007, 2006 and 2005 include the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share Based Payment,” (“SFAS 123R”).  If SFAS 123R had been effective for 2004 both reported basic and diluted earnings per share would have decreased $0.06 consistent with pro-forma information that was disclosed previous to that date.

The selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

(a)	See Note 5 to the Consolidated Financial Statements for a description of Closures and Impairment Expenses and Refranchising Gain (Loss) in 2008, 2007 and 2006.

(b)
Fiscal year 2008 included a gain of approximately $100 million related to the sale of our interest in our unconsolidated affiliate in Japan and $61 million expense related to U.S. business transformation measures as discussed in the Significant Gains and Charges section of the MD&A.  Fiscal year 2004 included $30 million of income related to Wrench litigation and AmeriServe.  The Wrench litigation relates to a lawsuit against Taco Bell Corporation, which was settled in 2004, and the income was a result of financial recoveries from settlements with insurance carriers.  Amounts related to AmeriServe are the result of cash recoveries related to the AmeriServe bankruptcy reorganization process for which we incurred significant expense in years prior to those presented here (primarily 2000).  AmeriServe was formerly our primary distributor of food and paper supplies to our U.S. stores.

(c)	Adjusted for the two for one stock split on June 26, 2007. See Note 3 to the Consolidated Financial Statements.

(d)
System sales growth includes the results of all restaurants regardless of ownership, including Company owned, franchise, unconsolidated affiliate and license restaurants.  Sales of franchise, unconsolidated affiliate and license restaurants generate franchise and license fees for the Company (typically at a rate of 4% to 6% of sales).  Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales we present on the Consolidated Statements of Income; however, the fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all our revenue drivers, Company and franchise same store sales as well as net unit development.  Same store sales growth includes the results of all restaurants that have been open one year or more.  Additionally, we began reporting information for our international business in two separate operating segments (the International Division and the China Division) in 2005 as a result of changes in our management structure.  Segment information for periods prior to 2005 has been restated to reflect this reporting.

(e)
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

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”), should be read in conjunction with the Consolidated Financial Statements on pages 56 through 59 (“Financial Statements”) and the Forward-Looking Statements on page 2 and the Risk Factors set forth in Item 1A.  Throughout the MD&A, YUM! Brands, Inc. (“YUM” or the “Company”) makes reference to certain performance measures as described below.

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

•	Same store sales is the estimated growth in sales of all restaurants that have been open one year or more.

•	Company restaurant margin as a percentage of sales is defined as Company sales less expenses incurred directly by our Company restaurants in generating Company sales divided by Company sales.

•	Operating margin is defined as Operating Profit divided by Total revenue.

All Note references herein refer to the Notes to the Financial Statements on pages 60 through 106.  Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.  All per share and share amounts herein, and in the accompanying Financial Statements and Notes to the Financial Statements have been adjusted to reflect the June 26, 2007 stock split (see Note 3).

Description of Business

YUM is the world’s largest restaurant company in terms of system restaurants with over 36,000 restaurants in more than 110 countries and territories operating under the KFC, Pizza Hut, Taco Bell, Long John Silver’s or A&W All-American Food Restaurants brands.  Four of the Company’s restaurant brands – KFC, Pizza Hut, Taco Bell and Long John Silver’s – are the global leaders in the chicken, pizza, Mexican-style food and quick-service seafood categories, respectively.  Of the over 36,000 restaurants, 21% are operated by the Company, 73% are operated by franchisees and unconsolidated affiliates and 6% are operated by licensees.

YUM’s business consists of three reporting segments:  United States, YUM Restaurants International (“YRI” or “International Division”) and the China Division.  The China Division includes mainland China (“China”), Thailand and KFC Taiwan and YRI includes the remainder of our international operations.  The China Division and YRI have been experiencing dramatic growth and now represent nearly 60% of the Company’s operating profits.  The U.S. business operates in a highly competitive marketplace resulting in slower profit growth, but continues to produce strong cash flows.

Strategies

The Company continues to focus on four key strategies:

Build Leading Brands in China in Every Significant Category – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurants, respectively, in mainland China.  Additionally, the Company owns and operates the distribution system for its restaurants in mainland China which we believe provides a significant competitive advantage.  Given this strong competitive position, a rapidly growing economy and a population of 1.3 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and testing the additional restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food).  Our ongoing earnings growth model includes annual system-sales growth of 20% in mainland China driven by new unit development each year, which we expect to drive annual operating profit growth of 20% in the China Division.

Drive Aggressive International Expansion and Build Strong Brands Everywhere – The Company and its franchisees opened over 900 new restaurants in 2008 in the Company’s International Division, representing 9 straight years of opening over 700 restaurants.  The International Division generated $528 million in Operating Profit in 2008 up from $186 million in 1998.  The Company expects to continue to experience strong growth by building out existing markets and growing in new markets including India, France and Russia.  Our ongoing earnings growth model includes annual operating profit growth of 10% driven by new unit development and same store sales growth for the International Division.  New unit development is expected to contribute to system sales growth of at least 6% each year.

Dramatically Improve U.S. Brand Positions, Consistency and Returns – The Company continues to focus on improving its U.S. position through differentiated products and marketing and an improved customer experience.  The Company also strives to provide industry leading new product innovation which adds sales layers and expands day parts.  We are the leader in multibranding, with more than 4,600 restaurants providing customers two or more of our brands at a single location.  We continue to evaluate our returns and ownership positions with an earn the right to own philosophy on Company owned restaurants.  Our ongoing earnings growth model calls for annual operating profit growth of 5% in the U.S. with same store sales growth of 2% to 3% and leverage of our General and Administrative (“G&A”) infrastructure.

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders via share repurchases and dividends.  The Company has one of the highest returns on invested capital in the Quick Service Restaurants (“QSR”) industry.  Additionally, 2008 was the fourth consecutive year in which the Company returned over $1.1 billion to its shareholders through share repurchases and dividends.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income.

Details of our 2009 Guidance by division can be found online at http://www.yum.com/investors/news.asp and http://investors.yum.com/phoenix.zhtml?c=117941&p=irol-newsEarnings.  The fourth quarter earnings release included preliminary and unaudited Consolidated Statements of Cash Flows and Consolidated Balance Sheets, which have been updated in this Form 10-K.

2008 Highlights

•	Worldwide system sales growth of 7%, excluding foreign currency translation

•	Worldwide same store sales growth of 3%

•	Record international development of 1,495 new units

•	Worldwide Operating Profit growth of 11%, including a 3%, or $39 million, positive impact as described in the Significant Gains and Charges section of this MD&A

•	Operating Profit growth of 25% in the China Division and 10% in the YRI Division, partially offset by a 6% decline in the U.S.

•	Record shareholder payout of nearly $2 billion through share buybacks and dividends, with share buybacks reducing average diluted share counts by 9%

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 and could impact comparability with our results in 2009.

U.S. Restaurant Profit

Our U.S. restaurant margin as a percentage of sales decreased 0.8 percentage points in 2008 and decreased 1.3 percentage points in 2007.  These decreases were the primary drivers in the U.S. Operating Profit declines of 6% and 3% for the years ended December 27, 2008 and December 29, 2007, respectively.

Restaurant profit in dollar terms was negatively impacted by $119 million of commodity inflation for the full year 2008.  Additionally, restaurant profit in 2008 was negatively impacted by $30 million due to higher property and casualty self insurance expense, exclusive of the estimated reduction due to refranchised stores, as we lapped favorability in 2007.  These decreases were partially offset by Company same store sales growth of 3% resulting from pricing actions we have taken.

In 2007, restaurant profit was negatively impacted versus 2006 by Company same store sales declines of 3% (primarily due to Taco Bell) and $44 million of commodity inflation.  This unfavorability was partially offset by $27 million of lower self-insured property and casualty insurance expense, exclusive of the estimated reduction due to refranchised stores, driven by improved loss trends.

We anticipate that the U.S. restaurant margin as a percentage of sales will improve approximately 1% for the full year 2009 as a result of pricing actions we have taken and the moderation of commodity inflation.

China Restaurant Profit

China Division restaurant margin as a percentage of sales was 18.4%, 20.1% and 20.4% for 2008, 2007 and 2006, respectively.  The declines in 2008 and 2007 were driven by commodity inflation, primarily chicken, of approximately $78 million and $34 million, respectively, and higher labor costs.  The decreases were partially offset by the impact of same store sales growth on restaurant margin.  In the China Division, we expect that commodity inflation will moderate as 2009 progresses and restaurant margin will be at least flat versus 2008.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates positively impacted the translation of our foreign currency denominated Operating Profit in our International and China Divisions by $9 million and $41 million, respectively, for the year ended December 27, 2008 and $24 million and $19 million, respectively, for the year ended December 29, 2007.  In 2009, we currently expect foreign currency translation to have a significant negative impact on our reported International Division Operating Profit and no significant impact on our reported China Division Operating Profit.  Given the nature and volatility of the foreign currency markets the full year forecasted foreign currency impact is difficult to quantify.  However, for the first quarter of 2009 we currently expect a $20 million negative impact on YRI’s Operating Profit and a similar impact for the second quarter of 2009.

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

Like our other unconsolidated affiliates, the accounting for this entity prior to 2008 resulted in royalties being reflected as Franchise and license fees and our share of the entity’s net income being reflected in Other (income) expense.  The impact on our Consolidated Statement of Income for the year ended December 27, 2008 as a result of our consolidation of this entity was as follows:

Increase (Decrease)
Company sales	$299
Company restaurant expenses	237
Franchise and license fees	(19)
General and administrative expenses	6
Other (income) expense	(30)
Operating Profit	7

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

Significant Gains and Charges

As part of our plan to transform our U.S. business we took several measures in 2008 that we do not believe are indicative of our ongoing operations.  These measures (“the U.S. business transformation measures”) included: expansion of our U.S. refranchising, potentially reducing our Company ownership in the U.S. to below 10% by year end 2010; charges relating to G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs); and investments in our U.S. Brands made on behalf of our franchisees such as equipment purchases.  As discussed in Note 5, we are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes.

In the year ended December 27, 2008, we recorded a pre-tax loss of $5 million from refranchising in the U.S., pre-tax expense related to U.S. G&A productivity initiatives and realignment of resources of $49 million, and pre-tax expense related to investments in our U.S. brands of $7 million.  The refranchising losses are more fully discussed in Note 5 and the Store Portfolio Strategy of the MD&A.

These losses were more than offset in the year ended December 27, 2008 by a pre-tax gain of approximately $100 million related to the sale of our interest in our unconsolidated affiliate in Japan (See Note 5 for further discussion of this transaction).  This gain was recorded in Other (income) expense in our Consolidated Statement of Income and was not allocated to any segment for performance reporting purposes.

In 2009, we currently expect to refranchise 500 restaurants in the U.S.  The impact of this refranchising on our 2009 results will be determined by the stores that we are able to sell and the specific prices we are able to obtain for those stores.  In the first quarter of 2009, the expenses related to the U.S. G&A productivity initiatives and realignment of resources are expected to total approximately $5 million and investments in our U.S. Brands are expected to total approximately $25 million.

We currently anticipate ongoing G&A savings of approximately $70 million, primarily within the U.S. segment, as a result of the U.S. business transformation measures we took in 2008 and will take in 2009.

Mexico Value Added Tax (“VAT”) Exemption

On October 1, 2007, Mexico enacted new legislation that eliminated a tax ruling that allowed us to claim an exemption related to VAT payments. Beginning on January 1, 2008, we were required to remit VAT on all Company restaurant sales resulting in lower Company sales and Restaurant profit. As a result of this new legislation, our International Division’s Company sales and Restaurant profit for the year ended December 27, 2008 were unfavorably impacted by approximately $38 million and $34 million, respectively.  The International Division’s system sales growth and restaurant margin as a percentage of sales were negatively impacted by approximately 0.3 and 1.2 percentage points, respectively, for the year ended December 27, 2008.  For the first quarter of 2009, the negative lapping impact is expected to be $4 million after which there will be no impact on subsequent quarters in 2009.

Tax Legislation – Mainland China

On March 16, 2007, the National People’s Congress in mainland China enacted new tax legislation that went into effect on January 1, 2008.  Upon enactment, which occurred in the China Division’s 2007 second fiscal quarter, the deferred tax balances of all Chinese entities, including our unconsolidated affiliates, were adjusted.  These income tax rate changes positively impacted our 2008 net income by approximately $20 million compared to what it would have otherwise been had no new tax legislation been enacted.  The impacts on our income tax provision and operating profit in the year ended December 29, 2007 were not significant.

Pizza Hut United Kingdom Acquisition

On September 12, 2006, we completed the acquisition of the remaining fifty percent ownership interest of our Pizza Hut United Kingdom (“U.K.”) unconsolidated affiliate from our partner, paying approximately $178 million in cash, including transaction costs and net of $9 million of cash assumed.  Additionally, we assumed the full liability, as opposed to our fifty percent share, associated with the Pizza Hut U.K.’s capital leases of $97 million and short-term borrowings of $23 million.  This unconsolidated affiliate operated more than 500 restaurants in the U.K. at the date of acquisition.

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

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets.  In the U.S., we are targeting Company ownership of restaurants potentially below 10% by year end 2010, down from its current level of 19%.  Consistent with this strategy, 700 Company restaurants in the U.S. were sold to franchisees in 2008.  We recorded net refranchising losses of $5 million in the U.S. for the year ended December 27, 2008, primarily due to our refranchising of, or our offers to sell, certain stores or groups of stores for a price less than their carrying values.  We currently anticipate refranchising 500 units in the U.S. in 2009.

We expect U.S. refranchising will generate the following financial impacts over the three-year period (2008-2010):  pre-tax sales proceeds of about $1 billion, U.S. restaurant margin improvement of about 2.5 percentage points, neutral to slightly dilutive to U.S. operating profit and net refranchising gains of about $150 million.

While it remains our intent to significantly reduce our ownership levels of Pizza Huts in the U.K. through refranchising, minimal activity took place in 2008.  The timing of future refranchising is currently difficult to predict given refranchising results to date and the current economic environment.

Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.  Additionally, G&A expenses will decline over time as a result of these refranchising activities.  The timing of such declines will vary and often lag the actual refranchising activities as the synergies are typically dependent upon the size and geography of the respective deals.  G&A expenses included in the tables below reflect only direct G&A that we no longer incurred as a result of stores that were operated by us for all or some of the respective previous year and were no longer operated by us as of the last day of the respective current year.

The following table summarizes our worldwide refranchising activities:

	2008	2007	2006
Number of units refranchised	775	420	622
Refranchising proceeds, pretax	$266	$117	$257
Refranchising net gains, pretax	$5	$11	$24

The impact on operating profit arising from refranchising is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and G&A expenses and (b) the increase in franchise fees from the restaurants that have been refranchised.  The tables presented below reflect the impacts on Total revenues and on Operating Profit from stores that were operated by us for all or some portion of the respective previous year and were no longer operated by us as of the last day of the respective current year.  In these tables, Decreased Company sales and Decreased Restaurant profit represents the amount of sales or restaurant profit earned by the refranchised restaurants during the period we owned them in the prior year but did not own them in the current year.  Increased Franchise and license fees represents the franchise and license fees from the refranchised restaurants that were recorded by the Company in the current year during periods in which the restaurants were Company stores in the prior year.

The following table summarizes the impact of refranchising as described above:
	2008
	U.S.	YRI	China Division	Worldwide
Decreased Company sales	$(300)	$(106)	$(5)	$(411)
Increased Franchise and license fees	16	6	—	22
Decrease in Total revenues	$(284)	$(100)	$(5)	$(389)

	2007
	U.S.	YRI	China Division	Worldwide
Decreased Company sales	$(374)	$(144)	$(3)	$(521)
Increased Franchise and license fees	20	9	—	29
Decrease in Total revenues	$(354)	$(135)	$(3)	$(492)

The following table summarizes the estimated impact on Operating Profit of refranchising:
	2008
	U.S.	YRI	China Division	Worldwide
Decreased Restaurant profit	$(19)	$(8)	$(1)	$(28)
Increased Franchise and license fees	16	6	—	22
Decreased G&A	7	1	—	8
Increase (decrease) in Operating Profit	$4	$(1)	$(1)	$2

	2007
	U.S.	YRI	China Division	Worldwide
Decreased Restaurant profit	$(37)	$(7)	$—	$(44)
Increased Franchise and license fees	20	9	—	29
Decreased G&A	7	3	—	10
Increase (decrease) in Operating Profit	$(10)	$5	$—	$(5)

Results of Operations

	2008	% B/(W) vs. 2007		2007	% B/(W) vs. 2006

Company sales	$9,843	8		$9,100	9
Franchise and license fees	1,436	9		1,316	10
Total revenues	$11,279	8		$10,416	9
Company restaurant profit	$1,378	4		$1,327	4

% of Company sales	14.0%	(0.6	) ppts.	14.6%	(0.6	) ppts.

Operating profit	1,506	11		1,357	8
Interest expense, net	226	(36)		166	(8)
Income tax provision	316	(12)		282	1
Net income	$964	6		$909	10
Diluted earnings per share(a)	$1.96	17		$1.68	15

(a)	See Note 4 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Balance at end of 2006	7,736	1,206	23,516	32,458
New Builds	505	132	1,070	1,707
Acquisitions	9	6	(14)	1
Refranchising	(420)	(6)	426	—
Closures	(204)	(24)	(706)	(934)
Other	(1)	—	5	4
Balance at end of 2007	7,625	1,314	24,297	33,236
New Builds	596	89	1,173	1,858
Acquisitions	106	—	(105)	1
Refranchising	(775)	(1)	776	—
Closures	(166)	(8)	(800)	(974)
Other(b)(c)	182	(749)	570	3
Balance at end of 2008	7,568	645	25,911	34,124
% of Total	22%	2%	76%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Balance at end of 2006	4,212	—	13,905	18,117
New Builds	87	—	262	349
Acquisitions	8	—	(7)	1
Refranchising	(304)	—	304	—
Closures	(106)	—	(386)	(492)
Other	(1)	—	3	2
Balance at end of 2007	3,896	—	14,081	17,977
New Builds	94	—	269	363
Acquisitions	95	—	(94)	1
Refranchising	(700)	—	700	—
Closures	(71)	—	(477)	(548)
Other	—	—	3	3
Balance at end of 2008	3,314	—	14,482	17,796
% of Total	19%	—	81%	100%

YRI	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Balance at end of 2006	1,762	561	9,387	11,710
New Builds	54	18	780	852
Acquisitions	1	6	(7)	—
Refranchising	(109)	(6)	115	—
Closures	(66)	(11)	(314)	(391)
Other	—	—	2	2
Balance at end of 2007	1,642	568	9,963	12,173
New Builds	55	—	869	924
Acquisitions	4	—	(4)	—
Refranchising	(71)	(1)	72	—
Closures	(41)	—	(310)	(351)
Other(b)	—	(567)	567	—
Balance at end of 2008	1,589	—	11,157	12,746
% of Total	12%	—	88%	100%

China Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Balance at end of 2006	1,762	645	224	2,631
New Builds	364	114	28	506
Acquisitions	—	—	—	—
Refranchising	(7)	—	7	—
Closures	(32)	(13)	(6)	(51)
Other	—	—	—	—
Balance at end of 2007	2,087	746	253	3,086
New Builds	447	89	35	571
Acquisitions	7	—	(7)	—
Refranchising	(4)	—	4	—
Closures	(54)	(8)	(13)	(75)
Other(c)	182	(182)	—	—
Balance at end of 2008	2,665	645	272	3,582
% of Total	74%	18%	8%	100%

(a)
The Worldwide, U.S. and YRI totals exclude 2,168, 1,994 and 174 licensed units, respectively, at December 27, 2008.  There are no licensed units in the China Division.  Licensed units are generally units that offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

(b)
In our fiscal quarter ended March 22, 2008, we sold our interest in our unconsolidated affiliate in Japan.  While we will no longer have an ownership interest in the entity that operates both KFCs and Pizza Huts in Japan, it will continue to be a franchisee as it was when it operated as an unconsolidated affiliate.  See Note 5.

(c)
On January 1, 2008, we began consolidating an entity in China in which we have a majority ownership interest.  This entity was previously accounted for as an unconsolidated affiliate and we reclassified the units accordingly.  See Note 5.

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

2008	Company	Franchise	Total
U.S.	1,601	3,028	4,629
YRI	—	329	329
Worldwide	1,601	3,357	4,958

2007	Company	Franchise	Total
U.S.	1,750	1,949	3,699
YRI	6	284	290
Worldwide	1,756	2,233	3,989

For 2008 and 2007, Company multibrand unit gross additions were 251 and 86, respectively.  For 2008 and 2007, franchise multibrand unit gross additions were 830 and 283, respectively.  There are no multibrand units in the China Division.

System Sales Growth

System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise, unconsolidated affiliate and license restaurants.  The following tables detail the key drivers of system sales growth for each reportable segment by year.  Same store sales growth is the estimated growth in sales of all restaurants that have been open one year or more.  Net unit growth and other represents the net impact of actual system sales growth due to new unit openings and historical system sales lost due to closures as well as any necessary rounding.

	2008 vs. 2007
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	2%	4%	6%	3%
Net unit growth and other	1	4	14	4
Foreign currency translation (“forex”)	N/A	2	11	1
% Change	3%	10%	31%	8%
% Change, excluding forex	N/A	8%	20%	7%

	2007 vs. 2006
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	—%	6%	10%	3%
Net unit growth and other	—	4	14	3
Foreign currency translation (“forex”)	N/A	5	7	2
% Change	—%	15%	31%	8%
% Change, excluding forex	N/A	10%	24%	6%

Revenues

Company sales were as follows:
	2008	2007	2006
U.S.	$4,410	$4,518	$4,952
YRI	2,375	2,507	1,826
China Division	3,058	2,075	1,587
Worldwide	$9,843	$9,100	$8,365

The following tables detail the key drivers of the year-over-year changes of Company sales and Franchise and license fees.  Same store sales growth is the estimated growth in sales of all restaurants that have been open one year or more.  Net unit growth represents the net impact of actual sales or fee additions due to new unit openings and historical sales or fee reductions due to closures.  Refranchising represents the amount of Company sales for the periods in the prior year while the Company operated the restaurants but did not operate them in the current year or the impact on Franchise and license fees for amounts from refranchised restaurants that were recorded by the Company in the current year during periods in which the restaurants were Company stores in the prior year.  Other represents the impact of acquisitions, unusual or significant items and roundings, which are footnoted as necessary.

The percentage changes in company sales by year were as follows:

	2008 vs. 2007
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	3%	—%	7%	3%
Net unit growth	1	1	16	4
Refranchising	(7)	(4)	—	(5)
Other(a)	1	—	13	4
Foreign currency translation (“forex”)	N/A	(2)	11	2
% Change	(2)%	(5)%	47%	8%
% Change, excluding forex	N/A	(3)%	36%	6%

	2007 vs. 2006
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	(3)%	5%	10%	2%
Net unit growth	1	2	15	4
Refranchising	(8)	(8)	—	(6)
Other(b)	1	32	(1)	6
Foreign currency translation (“forex”)	N/A	6	7	3
% Change	(9)%	37%	31%	9%
% Change, excluding forex	N/A	31%	24%	6%

(a)
China and Worldwide include 13 percentage points and 3 percentage points, respectively, attributable to the consolidation of a former China unconsolidated affiliate at the beginning of 2008.  See Note 5.

(b)
YRI and Worldwide include 32 percentage points and 7 percentage points, respectively, attributable to the acquisition of the remaining fifty percent ownership interest of our Pizza Hut U.K. unconsolidated affiliate on September 12, 2006.  See Note 5.

Franchise and license fees were as follows:

	2008	2007	2006
U.S.	$715	$679	$651
YRI	651	568	494
China Division	70	69	51
Worldwide	$1,436	$1,316	$1,196

The percentage changes in franchise and license fees by year were as follows:
	2008 vs. 2007
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	2%	6%	4%	4%
Net unit growth	1	5	6	3
Refranchising	2	1	—	2
Other(a)	—	1	(16)	(1)
Foreign currency translation (“forex”)	N/A	2	8	1
% Change	5%	15%	2%	9%
% Change, excluding forex	N/A	13%	(6)%	8%

	2007 vs. 2006
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	—%	6%	10%	3%
Net unit growth	1	6	15	3
Refranchising	3	2	—	2
Other(b)	—	(4)	4	—
Foreign currency translation (“forex”)	N/A	5	6	2
% Change	4%	15%	35%	10%
% Change, excluding forex	N/A	10%	29%	8%

(a)
China and Worldwide include negative 19 percentage points and negative 1 percentage point, respectively, attributable to the consolidation of a former China unconsolidated affiliate at the beginning of 2008.  See Note 5.

(b)
YRI and Worldwide include negative 4 percentage points and negative 2 percentage points, respectively, attributable to the acquisition of the remaining fifty percent ownership interest of our Pizza Hut U.K. unconsolidated affiliate on September 12, 2006.  See Note 5.

Company Restaurant Margins

	2008
	U.S.	YRI	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.3	31.6	37.7	32.9
Payroll and employee benefits	30.1	26.0	13.8	24.1
Occupancy and other operating expenses	27.1	31.3	30.1	29.0
Company restaurant margin	12.5%	11.1%	18.4%	14.0%

	2007
	U.S.	YRI	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.2	29.9	36.4	31.0
Payroll and employee benefits	30.5	26.1	13.2	25.3
Occupancy and other operating expenses	27.0	31.7	30.3	29.1
Company restaurant margin	13.3%	12.3%	20.1%	14.6%

	2006
	U.S.	YRI	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.2	32.2	35.4	30.5
Payroll and employee benefits	30.1	24.6	12.9	25.6
Occupancy and other operating expenses	27.1	31.0	31.3	28.7
Company restaurant margin	14.6%	12.2%	20.4%	15.2%

In 2008, the decrease in U.S. restaurant margin as a percentage of sales was driven by the impact of higher commodity costs (primarily cheese, meat, chicken and wheat costs), higher labor costs (primarily wage rate and salary increases) and higher property and casualty insurance expense as we lapped favorability recognized in 2007.  The decrease was partially offset by the favorable impact of same store sales growth on restaurant margin including the impact of higher average guest check.

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

In 2008, the decrease in YRI restaurant margin as a percentage of sales was driven by the elimination of a VAT exemption in Mexico.  An increase in commodity costs was partially offset by higher average guest check.

In 2007, the increase in YRI restaurant margin as a percentage of sales was driven by the impact of same store sales growth on restaurant margin as well as the favorable impact of refranchising certain restaurants.  The increase was almost fully offset by higher labor costs (primarily wage rates) and the impact of lower margins associated with Pizza Hut units in the U.K. which we now operate.  As a percentage of sales, Pizza Hut U.K. restaurants negatively impacted payroll and employee benefits and occupancy and other expenses and positively impacted food and paper.

In 2008, the decrease in China Division restaurant margin as a percentage of sales was driven by higher commodity costs (primarily chicken products), the impact of lower margins associated with new units during the initial periods of operation, and higher labor costs.  The decrease was partially offset by the impact of same store sales growth on restaurant margin.

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

Worldwide General and Administrative Expenses

G&A expenses increased 4% in 2008, including a 1% unfavorable impact of foreign currency translation.  This increase was driven by approximately $49 million of G&A productivity initiatives and realignment of resources related to the U.S. transformation as discussed in the Significant Gains & Charges section of this MD&A.

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

Worldwide Franchise and License Expenses

Franchise and license expenses increased 86% in 2008.  The increase was driven by higher marketing funding on behalf of franchisees, investments in our U.S. brands as discussed in the Significant Gains & Charges section of this MD&A and increased provision for uncollectible receivables.

Franchise and license expenses increased 14% in 2007.  The increase was driven by higher marketing funding on behalf of franchisees, franchise convention costs and increased provision for uncollectible receivables.

Worldwide Other (Income) Expense

	2008	2007	2006
Equity income from investments in unconsolidated affiliates	$(41)	$(51)	$(51)
Minority Interest(a)	11	—	—
Gain upon sale of investment in unconsolidated affiliate(b)(c)	(100)	(6)	(2)
Contract termination charge(d)	—	—	8
Wrench litigation income(e)	—	(11)	—
Foreign exchange net (gain) loss and other	(16)	(3)	(7)
Other (income) expense	$(146)	$(71)	$(52)

(a)	On January 1, 2008 the Company began consolidating an entity in China in which we have a majority ownership interest. See Note 5.

(b)	Fiscal year 2008 reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 5.

(c)
Fiscal years 2007 and 2006 reflect recognition of income associated with receipt of payments for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

(d)	Reflects an $8 million charge associated with the termination of a beverage agreement in the U.S. segment in 2006.

(e)	Fiscal year 2007 reflects financial recoveries from settlements with insurance carriers related to a lawsuit settled by Taco Bell Corporation in 2004.

Worldwide Closure and Impairment Expenses and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 5 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

			% B/(W)
	2008	2007	2008		2007
United States	$694	$739	(6)		(3)
YRI	528	480	10		18
China Division	469	375	25		30
Unallocated and corporate expenses	(307)	(257)	(19)		(12)
Unallocated Other income (expense)	117	9	NM		NM
Unallocated Refranchising gain (loss)	5	11	NM		NM
Operating Profit	$1,506	$1,357	11		8

United States operating margin	13.5%	14.2%	(0.7	) ppts.	0.6	ppts.
YRI operating margin	17.4%	15.6%	1.8	ppts.	(2.0	) ppts.

U.S. Operating Profit decreased 6% in 2008.  The decrease was driven by higher restaurant operating costs and higher closure and impairment expenses, partially offset by the impact of same store sales growth on restaurant profit (primarily due to higher average guest check) and Franchise and license fees.  The increase in restaurant operating costs was primarily driven by higher commodity costs.

U.S. Operating Profit decreased 3% in 2007.  The decrease was driven by higher restaurant operating costs, principally commodities and labor, partially offset by lower G&A expenses, lower closure and impairment expenses and an increase in Other income.

YRI Operating Profit increased 10% in 2008, including a 2% favorable impact from foreign currency translation.  The increase was driven by the impact of same store sales growth and net unit development on Franchise and license fees.  These increases were partially offset by the loss of the VAT exemption in Mexico.

YRI Operating Profit increased 18% in 2007 including a 6% favorable impact from foreign currency translation.  The increase was driven by the impact of same store sales growth and new unit development on restaurant profit and franchise and license fees.  The increase was partially offset by higher G&A expenses (including expenses which were previously netted within equity income prior to our acquisition of the remaining fifty percent of the Pizza Hut U.K. business) and higher restaurant operating costs.

China Division Operating Profit increased 25% and 30% in 2008 and 2007, respectively, including an 11% and 7% favorable impact from foreign currency translation, respectively.  The increases were driven by the impact of same store sales growth and net unit development on restaurant profit.  The increases were partially offset by higher restaurant operating costs and higher G&A expenses.

Unallocated and corporate expenses increased 19% in 2008 due to U.S. G&A productivity initiatives and realignment of resources and investments in the U.S. Brands, as discussed in the Significant Gains and Charges section of this MD&A, partially offset by lower annual incentive compensation expenses.  The 12% increase in unallocated and corporate expenses in 2007 was driven by an increase in annual incentive compensation and project costs.

Unallocated Other income (expense) in 2008 includes a $100 million gain recognized on the sale of our interest in our unconsolidated affiliate in Japan.  See Note 5.

Interest Expense, Net

	2008	2007	2006
Interest expense	$253	$199	$172
Interest income	(27)	(33)	(18)
Interest expense, net	$226	$166	$154

Net interest expense increased $60 million or 36% in 2008.  The increase was driven by an increase in borrowings in 2008 compared to 2007, partially offset by a decrease in interest rates in the variable portion of our debt as compared to prior year.

Net interest expense increased $12 million or 8% in 2007.  The increase was driven by an increase in borrowings in 2007 compared to 2006, partially offset by an increase in interest bearing cash equivalents in 2007 compared to 2006.

Income Taxes

	2008	2007	2006
Reported
Income taxes	$316	$282	$284
Effective tax rate	24.7%	23.7%	25.6%

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2008	2007	2006
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	0.6	1.0	2.0
Foreign and U.S. tax effects attributable to foreign operations	(14.5)	(5.7)	(7.8)
Adjustments to reserves and prior years	3.5	2.6	(3.5)
Repatriation of foreign earnings	—	—	(0.4)
Non-recurring foreign tax credit adjustments	—	—	(6.2)
Valuation allowance additions (reversals)	0.6	(9.0)	6.8
Other, net	(0.5)	(0.2)	(0.3)
Effective income tax rate	24.7%	23.7%	25.6%

Our 2008 effective income tax rate was negatively impacted by lapping valuation allowance reversals made in the prior year as discussed below.  This negative impact was partially offset by the reversal of foreign valuation allowances in the current year associated with certain deferred tax assets that we now believe are more likely than not to be utilized on future tax returns.  Additionally, the effective tax rate was negatively impacted by the year-over-year change in adjustments to reserves and prior years (including certain out-of-year adjustments that increased our effective tax rate by 1.8 percentage points in 2008).  Benefits associated with our foreign and U.S. tax effects attributable to foreign operations positively impacted the effective tax rate as a result of lapping 2007 expenses associated with the distribution of an intercompany dividend and adjustments to our deferred tax balances that resulted from the Mexico tax law change, as further discussed below, as well as a higher percentage of our income being earned outside the U.S.  These benefits were partially offset in 2008 by the gain on the sale of our interest in our unconsolidated affiliate in Japan and expense associated with our plan to distribute certain foreign earnings.  We also recognized deferred tax assets for the net operating losses generated by certain tax planning strategies implemented in 2008 included in foreign and U.S. tax effects attributable to foreign operations (1.7 percentage point impact).  However, we provided a full valuation allowance on these assets as we do not believe it is more likely than not that they will be realized in the future.

Our 2007 effective income tax rate was positively impacted by valuation allowance reversals.  In December 2007, the Company finalized various tax planning strategies based on completing a review of our international operations, distributed a $275 million intercompany dividend and sold our interest in our Japan unconsolidated affiliate.  As a result, in the fourth quarter of 2007, we reversed approximately $82 million of valuation allowances associated with foreign tax credit carryovers that are more likely than not to be claimed on future tax returns.  In 2007, benefits associated with our foreign and U.S. tax effects attributable to foreign operations were negatively impacted by $36 million of expense associated with the $275 million intercompany dividend and approximately $20 million of expense for adjustments to our deferred tax balances as a result of the Mexico tax law change enacted during the fourth quarter of 2007.  These negative impacts were partially offset by a higher percentage of our income being earned outside the U.S.  Additionally, the effective tax rate was negatively impacted by the year-over-year change in adjustments to reserves and prior years.

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

Consolidated Cash Flows

Net cash provided by operating activities was $1,521 million compared to $1,551 million in 2007.  The decrease was primarily driven by higher interest payments and pension contributions.

In 2007, net cash provided by operating activities was $1,551 million compared to $1,257 million in 2006.  The increase was driven by higher net income, lower pension contributions and lower income tax payments in 2007.

Net cash used in investing activities was $641 million versus $416 million in 2007.  The increase was driven by higher capital spending in 2008 and the lapping of proceeds from the sale of our interest in the Japan unconsolidated affiliate in 2007, partially offset by the year over year change in proceeds from refranchising of restaurants.

In December 2007, we sold our interest in our unconsolidated affiliate in Japan for $128 million (includes the impact of related foreign currency contracts that were settled in December 2007).  The international subsidiary that owned this interest operates on a fiscal calendar with a period end that is approximately one month earlier than our consolidated period close.  Thus, consistent with our historical treatment of events occurring during the lag period, the pre-tax gain on the sale of this investment of $100 million was recorded in the first quarter of 2008.  However, the cash proceeds from this transaction were transferred from our international subsidiary to the U.S. in December 2007 and were thus reported on our Consolidated Statement of Cash Flows for the year ended December 29, 2007.  The offset to this cash on our Consolidated Balance Sheet at December 29, 2007 was in accounts payable and other current liabilities.

In 2007, net cash used in investing activities was $416 million versus $434 million in 2006.  The decrease was driven by the lapping of the acquisition of the remaining interest in our Pizza Hut U.K. unconsolidated affiliate in 2006 and proceeds from the sale of our interest in the Japan unconsolidated affiliate in December 2007, partially offset by the year over year change in proceeds from refranchising of restaurants and a 2007 increase in capital spending.

Net cash used in financing activities was $1,459 million versus $678 million in 2007.  The increase was driven by lower net borrowings, higher share repurchases and higher dividend payments in 2008.

In 2007, net cash used in financing activities was $678 million versus $670 million in 2006.  The increase was driven by higher share repurchases and higher dividend payments, partially offset by an increase in net borrowings.

Consolidated Financial Condition

Upon recognition of the sale of our interest in our unconsolidated affiliate in Japan, as described above, during the first quarter 2008 accounts payable and other current liabilities decreased by $128 million due to the reversal of the associated deferred gain.

In May 2008, $250 million of Senior Unsecured Notes matured, and the repayment was funded with additional borrowings under our Credit Facility, which are included in Long-term debt.

During 2008 our Shareholders’ Equity decreased approximately $1.2 billion resulting in the Company ending the year with a Shareholders’ Deficit.  This decrease was primarily driven by our shareholder payouts of approximately $2 billion through share buybacks and dividends, a decline in the unrecognized funded status of our U.S. pension plans of approximately $200 million and approximately $200 million of foreign currency translation adjustments during the year due to the strengthening of the U.S. Dollar.  These declines were partially offset by the Company’s Net income for the year ended December 27, 2008.  A recorded Shareholders’ Deficit under generally accepted accounting principles does not by itself preclude us from paying dividends to our shareholders or repurchasing shares of our Common Stock.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our substantial franchise operations which require a limited YUM investment.  In each of the last seven fiscal years, net cash provided by operating activities has exceeded $1.1 billion.  We expect these levels of net cash provided by operating activities to continue in the foreseeable future.  Additionally, we estimate that refranchising proceeds, prior to income taxes, will total at least $250 million in 2009.  However, unforeseen downturns in our business could adversely impact our cash flows from operations from the levels historically realized or our refranchising proceeds from those amounts expected.

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  Additionally, as of December, 2008 we had approximately $1 billion in unused capacity under revolving credit facilities that expire in 2012.  Given this available borrowing capacity under our credit facilities, our debt maturity schedule and our ability to reduce discretionary spending, we do not believe we will need to access the credit markets during 2009. To help ensure that we do not need to access the credit markets while continuing to build our liquidity and maintaining our financial flexibility, we do not currently plan to repurchase shares in 2009.

Additionally, we are managing our cash and debt positions in order to maintain our current investment grade ratings from Standard & Poor’s Rating Services (BBB-) and Moody’s Investors Service (Baa3).  A downgrade of our credit rating would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets if necessary.  Based on the amount and composition of our debt at December 27, 2008 our interest expense would increase approximately $1.3 million on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

During 2008, we invested $935 million in our businesses, including approximately $355 million in the U.S., $260 million for the International Division and $320 million for the China Division.  For 2009, we estimate capital spending will be approximately $900 million.

We returned approximately $2 billion to our shareholders through share repurchases and quarterly dividends in 2008.  This is the fourth straight year that we returned over $1.1 billion to our shareholders.  Under the authority of our Board of Directors, we repurchased 46.8 million shares of our Common Stock for $1.6 billion during 2008.  As mentioned above, the Company does not currently plan to repurchase shares during 2009.

During the year ended December 27, 2008, we paid cash dividends of $322 million.  Additionally, on November 21, 2008 our Board of Directors approved cash dividends of $.19 per share of Common Stock to be distributed on February 6, 2009 to shareholders of record at the close of business on January 16, 2009.  The Company is targeting an ongoing annual dividend payout ratio of 35% - 40% of net income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 23 participating banks with commitments ranging from $20 million to $113 million.  We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At December 27, 2008, our unused Credit Facility totaled $685 million net of outstanding letters of credit of $166 million.  There were borrowings of $299 million outstanding under the Credit Facility at December 27, 2008.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving credit facility (the “International Credit Facility,” or “ICF”) which matures in November 2012 and includes 6 banks with commitments ranging from $35 million to $90 million.  We believe the syndication reduces our dependency on any one bank.  There was available credit of $350 million and no borrowings outstanding under the ICF at the end of 2008. The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

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

The Credit Facility, Domestic Term Loan, and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at December 27, 2008 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2011 through 2037 and interest rates ranging from 6.25% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.6 billion at December 27, 2008.  In May 2008, $250 million of Senior Unsecured Notes matured, and the repayment was funded with additional borrowings under our Credit Facility.

Contractual Obligations

In addition to any discretionary spending we may choose to make, our significant contractual obligations and payments as of December 27, 2008 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$5,224	$201	$1,365	$925	$2,733
Capital leases(b)	384	26	87	43	228
Operating leases(b)	4,576	491	860	701	2,524
Purchase obligations(c)	675	570	96	6	3
Other(d)	169	144	9	7	9
Total contractual obligations	$11,028	$1,432	$2,417	$1,682	$5,497

(a)
Debt amounts include principal maturities and expected interest payments.  Rates utilized to determine interest payments for variable rate debt are based on an estimate of future interest rates.  Excludes a fair value adjustment of $59 million included in debt related to interest rate swaps that hedge the fair value of a portion of our debt.  See Note 12.

(b)	These obligations, which are shown on a nominal basis, relate to more than 5,800 restaurants. See Note 13.

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

(d)	Other consists of 2009 pension plan funding obligations, the current portion of unrecognized tax benefits and projected payments for deferred compensation.

We have not included in the contractual obligations table approximately $229 million for long-term liabilities for unrecognized tax benefits for various tax positions we have taken.  These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.  These liabilities also include amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.  We have included in the contractual obligations table $53 million in liabilities for unrecognized tax benefits that we expect to settle in cash in the next year.

We have included $85 million in contributions we expect to make to our pension plans in 2009 in the contractual obligations table.  Our most significant plan, the YUM Retirement Plan (the “U.S. Plan”), is a noncontributory defined benefit pension plan covering certain full-time U.S. salaried employees.  Our funding policy with respect to the U.S. Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional amounts from time to time as determined to be appropriate to improve the U.S. Plan’s funded status.  We currently estimate that we will contribute approximately $80 million to the U.S. Plan in 2009.  Contributions beyond 2009 will depend upon the timing and amount of our asset returns as well as changes in applicable discount rates.  At our 2008 measurement date, our pension plans in the U.S., which include the U.S. Plan and an unfunded supplemental executive plan, had a projected benefit obligation of $923 million and plan assets of $513 million.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations.  Our most significant plans are in the U.K.  The projected benefit obligation of our pension plans in the U.K. exceeded plan assets by $43 million at our 2008 measurement date.  We have committed to make a discretionary funding contribution of approximately $5 million in 2009 to one of these plans.  The plans are currently under review to determine if additional discretionary pension funding payments will be committed to in 2009.

Our postretirement plan in the U.S. is not required to be funded in advance, but is pay as you go.  We made postretirement benefit payments of $5 million in 2008 and no future funding amounts are included in the contractual obligations table.  See Note 15 for further details about our pension and postretirement plans.

We have excluded from the contractual obligations table payments we may make for exposures for which we are self-insured, including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively “property and casualty losses”) and employee healthcare and long-term disability claims.

The majority of our recorded liability for self-insured employee healthcare, long-term disability and property and casualty losses represents estimated reserves for incurred claims that have yet to be filed or settled.

Off-Balance Sheet Arrangements

We have provided a partial guarantee of approximately $16 million of a franchisee loan program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs at December 27, 2008.  We have also provided two letters of credit totaling approximately $23 million in support of the franchisee loan program.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were approximately $48 million at December 27, 2008.

Our unconsolidated affiliates had approximately $51 million and $22 million of debt outstanding as of December 27, 2008 and December 29, 2007, respectively.

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

Impairment or Disposal of Long-Lived Assets

We evaluate our restaurant assets and certain definite-lived intangible assets for impairment at the individual restaurant level except when there is an expectation that we will refranchise restaurants as a group.  Impairment evaluations for individual restaurants that we are currently operating and have not offered for sale are performed on a semi-annual basis or whenever events or circumstances indicate that the carrying amount of a restaurant may not be recoverable (including a decision to close a restaurant).  Our semi-annual impairment test includes those restaurants that have experienced two consecutive years of operating losses.  Our semi-annual impairment evaluations require an estimation of forecasted cash flows of the restaurant and any terminal value.  We limit assumptions about important factors such as sales growth and margin improvement to those that are supportable based upon our plans for the unit and actual results at comparable restaurants.

If the long-lived assets of a restaurant subject to our semi-annual test are not recoverable based upon forecasted, undiscounted cash flows, we write the assets down to their fair value.  This fair value is determined by discounting the forecasted after tax cash flows, including terminal value, of the restaurant.  The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a restaurant or groups of restaurants and its related long-lived assets.  The discount rate incorporates observed rates of returns for historical refranchising market transactions and we believe it is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

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

We have certain definite-lived intangible assets that are not attributable to a specific restaurant, such as the LJS and A&W trademark/brand intangible assets and franchise contract rights, which are amortized over their expected useful lives.  We base the expected useful lives of our trademark/brand intangible assets on a number of factors including the competitive environment, our future development plans for the applicable Concept and the level of franchisee commitment to the Concept.  We generally base the expected useful lives of our franchise contract rights on their respective contractual terms including renewals when appropriate.

These definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.  An intangible asset that is deemed impaired is written down to its estimated fair value, which is based on discounted cash flows.  For purposes of our impairment analysis, we update the cash flows that were initially used to value the definite-lived intangible asset to reflect our current estimates and assumptions over the asset’s future remaining life.

See Note 2 for a further discussion of our policy regarding the impairment or disposal of long-lived assets.

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist.  Goodwill is evaluated for impairment through the comparison of fair value of our reporting units to their carrying values.  Our reporting units are our operating segments in the U.S. and our business management units internationally (typically individual countries).  Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using either discounted expected future cash flows from operations or the present value of the estimated future franchise royalty stream plus any estimated sales proceeds from refranchising.

Future cash flow estimates and the discount rate are the key assumptions when estimating the fair value of a reporting unit.  Future cash flows are based on our growth expectations relative to recent historical performance.  These growth expectations are based on assumptions for key performance indicators such as company sales, franchise and license fees and restaurant profit and are consistent with our internal operating plans.  The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

We have two international reporting units that have experienced deteriorating operating performance over the past few years.  These reporting units have goodwill of $100 million and $36 million as of the end of 2008.  The assumptions used in determining fair value for these reporting units reflect our belief that the businesses are experiencing temporary declines and that they will turn around.  While these growth assumptions are consistent with our internal operating plans and reflect what we believe are reasonable and achievable growth rates, failure to realize these growth rates could result in future impairment of some or all of the recorded goodwill.  Likewise, if we believe the risks inherent in the businesses increase, the resulting change in the discount rate could result in future impairment of some or all of the recorded goodwill.

See Note 2 for a further discussion of our policies regarding goodwill.

Allowances for Franchise and License Receivables/Lease Guarantees

We reserve a franchisee’s or licensee’s entire receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that we may not collect the balance due.  As a result of reserving using this methodology, we have an immaterial amount of receivables that are past due that have not been reserved for at December 27, 2008.

We have also issued certain guarantees as a result of assigning our interest in obligations under operating leases, primarily as a condition to the refranchising of certain Company restaurants.  Such guarantees are subject to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  We recognize a liability for the fair value of such lease guarantees under SFAS 145 upon refranchising and upon any subsequent renewals of such leases when we remain contingently liable.  The fair value of a guarantee is the estimated amount at which the liability could be settled in a current transaction between willing unrelated parties.

If payment on the guarantee becomes probable and estimable, we record a liability for our exposure under these lease assignments and guarantees.  At December 27, 2008, we have recorded an immaterial liability for our exposure which we consider to be probable and estimable.  The potential total exposure under such leases is significant, with approximately $325 million representing the present value, discounted at our pre-tax cost of debt, of the minimum payments of the assigned leases at December 27, 2008.  Current franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases and, historically, we have not been required to make such payments in significant amounts.

See Note 2 for a further discussion of our policies regarding franchise and license operations.

See Note 14 for a further discussion of our lease guarantees.

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

Pension Plans

Certain of our employees are covered under defined benefit pension plans.  The most significant of these plans are in the U.S.  We have recorded the under-funded status of $410 million for these U.S. plans as a pension liability in our Consolidated Balance Sheet as of December 27, 2008.  These U.S. plans had a projected benefit obligation (“PBO”) of $923 million and a fair value of plan assets of $513 million at December 27, 2008.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBO’s are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBO using a discount rate of 6.5% at December 27, 2008.  This discount rate was determined with the assistance of our independent actuary.  The primary basis for our discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s with cash flows that mirror our expected benefit payment cash flows under the plans.  We excluded from the model those corporate debt instruments flagged by Moody’s for a potential downgrade and bonds with yields that were two standard deviations or more above the mean.  In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit cash flows for that year.  Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit cash flows in a future year.  The weighted average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate.  We also insure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis point increase in this discount rate would have decreased our U.S. plans’ PBO by approximately $64 million at our measurement date.  Conversely, a 50 basis point decrease in this discount rate would have increased our U.S. plans’ PBO by approximately $74 million at our measurement dates.

The pension expense we will record in 2009 is also impacted by the discount rate we selected at our measurement date.  We expect pension expense for our U.S. plans to increase approximately $3 million to $39 million in 2009.  The increase is primarily driven by an increase in amortization of net loss.  A 50 basis point change in our discount rate assumption at our measurement date would impact our 2009 U.S. pension expense by approximately $12 million.

The assumption we make regarding our expected long-term rates of return on plan assets also impacts our pension expense.  Our estimated long-term rate of return on U.S. plan assets represents the weighted-average of historical returns for each asset category, adjusted for an assessment of current market conditions.  Our expected long-term rate of return on U.S. plan assets at December 27, 2008 was 8.0%.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon.  A one percentage point increase or decrease in our expected long-term rate of return on plan assets assumption would decrease or increase, respectively, our 2009 U.S. pension plan expense by approximately $7 million.

The losses our U.S. plan assets have experienced, along with a decrease in discount rates over time, have largely contributed to an unrecognized pre-tax net loss of $374 million included in Accumulated other comprehensive income (loss) for the U.S. plans at December 27, 2008.  For purposes of determining 2008 expense, our funded status was such that we recognized $6 million of net loss in net periodic benefit cost.  We will recognize approximately $13 million of such loss in 2009.

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

Upon each stock award grant we revaluate the expected volatility, including consideration of both historical volatility of our stock as well as implied volatility associated with our traded options.  We have estimated forfeitures based on historical data.  Based on such data, we believe that approximately 50% of all awards granted under the RGM Plan will be forfeited and approximately 20% of all awards granted to above-store executives will be forfeited.

Income Taxes

At December 27, 2008, we had a valuation allowance of $254 million primarily to reduce our net operating loss and tax credit carryforward benefits of $256 million, as well as our other deferred tax assets, to amounts that will more likely than not be realized.  The net operating loss and tax credit carryforwards exist in federal, state and foreign jurisdictions that have varying carryforward periods and restrictions on usage, including approximately $150 million in certain foreign jurisdictions that may be carried forward indefinitely.  The estimation of future taxable income in these jurisdictions and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies.  Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities.  Effective December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FIN 48”).  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  At December 27, 2008, we had $296 million of unrecognized tax benefits, $225 million of which, if recognized, would affect the effective tax rate.  Since adopting FIN 48, we have evaluated unrecognized tax benefits, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

Additionally, we have not recorded the deferred tax impact for certain undistributed earnings from our foreign subsidiaries totaling approximately $1.1 billion at December 27, 2008, as we believe these amounts are indefinitely reinvested.  If our intentions were to change in the future based on a change in circumstances, deferred tax may need to be provided that could materially impact income taxes.

See Note 19 for a further discussion of our income taxes.

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

At December 27, 2008 and December 29, 2007, a hypothetical 100 basis point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of approximately $9 million and $3 million, respectively, in income before income taxes.  The estimated reductions are based upon the current level of variable rate debt and assume no changes in the volume or composition of that debt and include no impact from interest income related to cash and cash equivalents.  In addition, the fair value of our derivative financial instruments at December 27, 2008 and December 29, 2007 would decrease approximately $35 million and $31 million, respectively.  The fair value of our Senior Unsecured Notes at December 27, 2008 and December 29, 2007 would decrease approximately $120 million and $173 million, respectively.  Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration.

Foreign Currency Exchange Rate Risk

The combined International Division and China Division Operating Profits constitute approximately 60% of our Operating Profit in 2008, excluding unallocated income (expenses).  In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $2.1 billion as of December 27, 2008. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows.  For the fiscal year ended December 27, 2008, Operating Profit would have decreased $109 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL INFORMATION

Page Reference
Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	54

Consolidated Statements of Income for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006	56

Consolidated Statements of Cash Flows for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006	57

Consolidated Balance Sheets as of December 27, 2008 and December 29, 2007	58

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006	59

Notes to Consolidated Financial Statements	60

Management’s Responsibility for Financial Statements	106

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

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (YUM) as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, cash flows, and shareholders’ equity (deficit) and comprehensive income (loss) for each of the years in the three-year period ended December 27, 2008.  These consolidated financial statements are the responsibility of YUM’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 27, 2008 and December 29, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the consolidated financial statements, YUM adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007, and Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), YUM’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2009 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP
Louisville, Kentucky
February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have audited the internal control over financial reporting of YUM! Brands, Inc. and Subsidiaries (YUM) as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  YUM’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express an opinion on YUM’s internal control over financial reporting based on our audit.

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

In our opinion, YUM maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of YUM as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, cash flows, and shareholders’ equity (deficit) and comprehensive income (loss) for each of the years in the three-year period ended December 27, 2008, and our report dated February 23, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Louisville, Kentucky
February 23, 2009

Consolidated Statements of Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006
(in millions, except per share data)
	2008	2007	2006
Revenues
Company sales	$9,843	$9,100	$8,365
Franchise and license fees	1,436	1,316	1,196
Total revenues	11,279	10,416	9,561

Costs and Expenses, Net
Company restaurants
Food and paper	3,239	2,824	2,549
Payroll and employee benefits	2,370	2,305	2,142
Occupancy and other operating expenses	2,856	2,644	2,403
Company restaurant expenses	8,465	7,773	7,094

General and administrative expenses	1,342	1,293	1,187
Franchise and license expenses	74	40	35
Closures and impairment (income) expenses	43	35	59
Refranchising (gain) loss	(5)	(11)	(24)
Other (income) expense	(146)	(71)	(52)
Total costs and expenses, net	9,773	9,059	8,299

Operating Profit	1,506	1,357	1,262

Interest expense, net	226	166	154

Income before Income Taxes	1,280	1,191	1,108

Income tax provision	316	282	284

Net Income	$964	$909	$824

Basic Earnings Per Common Share	$2.03	$1.74	$1.51

Diluted Earnings Per Common Share	$1.96	$1.68	$1.46

Dividends Declared Per Common Share	$0.72	$0.45	$0.43

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006
(in millions)
	2008	2007	2006
Cash Flows – Operating Activities
Net income	$964	$909	$824
Depreciation and amortization	556	542	479
Closures and impairment expenses	43	35	59
Refranchising (gain) loss	(5)	(11)	(24)
Contributions to defined benefit pension plans	(66)	(8)	(43)
Gain on sale of interest in Japan unconsolidated affiliate	(100)	—	—
Deferred income taxes	1	(41)	(30)
Equity income from investments in unconsolidated affiliates	(41)	(51)	(51)
Distributions of income received from unconsolidated affiliates	41	40	32
Excess tax benefit from share-based compensation	(44)	(74)	(65)
Share-based compensation expense	59	61	65
Changes in accounts and notes receivable	(6)	(4)	24
Changes in inventories	(8)	(31)	(3)
Changes in prepaid expenses and other current assets	4	(6)	(33)
Changes in accounts payable and other current liabilities	18	102	(72)
Changes in income taxes payable	39	70	10
Other non-cash charges and credits, net	66	18	85
Net Cash Provided by Operating Activities	1,521	1,551	1,257

Cash Flows – Investing Activities
Capital spending	(935)	(726)	(572)
Proceeds from refranchising of restaurants	266	117	257
Acquisition of remaining interest in unconsolidated affiliate, net of cash assumed	—	—	(178)
Proceeds from the sale of interest in Japan unconsolidated affiliate	—	128	—
Acquisition of restaurants from franchisees	(35)	(4)	(7)
Sales of property, plant and equipment	72	56	57
Other, net	(9)	13	9
Net Cash Used in Investing Activities	(641)	(416)	(434)

Cash Flows – Financing Activities
Proceeds from issuance of long-term debt	375	1,195	300
Repayments of long-term debt	(268)	(24)	(211)
Revolving credit facilities, three months or less, net	279	(149)	(23)
Short-term borrowings by original maturity
More than three months – proceeds	—	1	236
More than three months – payments	—	(184)	(54)
Three months or less, net	(11)	(8)	4
Repurchase shares of Common Stock	(1,628)	(1,410)	(983)
Excess tax benefit from share-based compensation	44	74	65
Employee stock option proceeds	72	112	142
Dividends paid on Common Stock	(322)	(273)	(144)
Other, net	—	(12)	(2)
Net Cash Used in Financing Activities	(1,459)	(678)	(670)
Effect of Exchange Rate on Cash and Cash Equivalents	(11)	13	8
Net Increase (Decrease) in Cash and Cash Equivalents	(590)	470	161
Change in Cash and Cash Equivalents due to Consolidation of an entity in China	17	—	—
Cash and Cash Equivalents – Beginning of Year	789	319	158
Cash and Cash Equivalents – End of Year	$216	$789	$319

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
YUM! Brands, Inc. and Subsidiaries
December 27, 2008 and December 29, 2007
(in millions)
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$216	$789
Accounts and notes receivable, less allowance: $23 in 2008 and $21 in 2007	229	225
Inventories	143	128
Prepaid expenses and other current assets	172	142
Deferred income taxes	81	125
Advertising cooperative assets, restricted	110	72
Total Current Assets	951	1,481

Property, plant and equipment, net	3,710	3,849
Goodwill	605	672
Intangible assets, net	335	354
Investments in unconsolidated affiliates	65	153
Other assets	561	443
Deferred income taxes	300	236
Total Assets	$6,527	$7,188

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and other current liabilities	$1,473	$1,650
Income taxes payable	114	52
Short-term borrowings	25	288
Advertising cooperative liabilities	110	72
Total Current Liabilities	1,722	2,062

Long-term debt	3,564	2,924
Other liabilities and deferred credits	1,349	1,063
Total Liabilities	6,635	6,049

Shareholders’ Equity (Deficit)
Common Stock, no par value, 750 shares authorized; 459 shares and 499 shares issued in 2008 and 2007, respectively	7	—
Retained earnings	303	1,119
Accumulated other comprehensive income (loss)	(418)	20
Total Shareholders’ Equity (Deficit)	(108)	1,139
Total Liabilities and Shareholders’ Equity (Deficit)	$6,527	$7,188

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006
(in millions, except per share data)
	Issued Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income(Loss)	Total
Balance at December 31, 2005	556	$—	$1,631	$(170)	$1,461

Adjustment to initially apply SAB No. 108			100		100

Net income			824		824
Foreign currency translation adjustment arising during the period (includes tax impact of $13 million)				59	59
Minimum pension liability adjustment (net of tax impact of $11 million)				17	17
Net unrealized gain on derivative instruments (net of tax impact of $3 million)				5	5
Comprehensive Income					905
Adjustment to initially apply SFAS No. 158 (net of tax impact of $37 million)				(67)	(67)
Dividends declared on Common Stock ($0.43 per common share)			(234)		(234)
Repurchase of shares of Common Stock	(40)	(287)	(713)		(1,000)
Employee stock option and SARs exercises (includes tax impact of $68 million)	13	210			210
Compensation-related events (includes tax impact of $3 million)	1	77			77
Balance at December 30, 2006	530	$—	$1,608	$(156)	$1,452

Net income			909		909
Foreign currency translation adjustment arising during the period				93	93
Foreign currency translation adjustment included in net income				1	1
Pension and post-retirement benefit plans (net of tax impact of $55 million)				96	96
Net unrealized loss on derivative instruments (net of tax impact of $8 million)				(14)	(14)
Comprehensive Income					1,085
Adjustment to initially apply FIN 48			(13)		(13)
Dividends declared on Common Stock ($0.45 per common share)			(231)		(231)
Repurchase of shares of Common Stock	(42)	(252)	(1,154)		(1,406)
Employee stock option and SARs exercises (includes tax impact of $69 million)	10	181			181
Compensation-related events (includes tax impact of $5 million)	1	71			71
Balance at December 29, 2007	499	$—	$1,119	$20	$1,139

Net income			964		964
Foreign currency translation adjustment arising during the period				(198)	(198)
Foreign currency translation adjustment included in net income				(25)	(25)
Pension and post-retirement benefit plans (net of tax impact of $114 million)				(208)	(208)
Net unrealized loss on derivative instruments (net of tax impact of $4 million)				(7)	(7)
Comprehensive Income					526
Adjustment to change measurement date pursuant to SFAS 158 (net of tax impact of $4 million)			(7)		(7)
Dividends declared on Common Stock ($0.72 per common share)			(339)		(339)
Repurchase of shares of Common Stock	(47)	(181)	(1,434)		(1,615)
Employee stock option and SARs exercises (includes tax impact of $40 million)	6	112			112
Compensation-related events (includes tax impact of $6 million)	1	76			76
Balance at December 27, 2008	459	$7	$303	$(418)	$(108)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”).  YUM is the world’s largest quick service restaurant company based on the number of system units, with more than 36,000 units of which approximately 45% are located outside the U.S. in more than 110 countries and territories.  YUM was created as an independent, publicly-owned company on October 6, 1997 (the “Spin-off Date”) via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock (the “Spin-off”) to its shareholders.  References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us” or “our.”

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

Note 2 – Summary of Significant Accounting Policies

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

Principles of Consolidation and Basis of Preparation.  Intercompany accounts and transactions have been eliminated. Certain investments in businesses that operate our Concepts are accounted for by the equity method.  Our lack of majority voting rights precludes us from controlling these affiliates, and thus we do not consolidate these affiliates.  Our share of the net income or loss of those unconsolidated affiliates is included in other (income) expense.  On January 1, 2008 we began consolidating the entity that operates the KFCs in Beijing, China that was previously accounted for using the equity method.  See Note 5 for the impact on our Consolidated Financial Statements.

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

Fiscal Year.  Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years. Fiscal year 2005 included 53 weeks.  The Company’s next fiscal year with 53 weeks will be 2011.  The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks.  Our subsidiaries operate on similar fiscal calendars with period or month end dates suited to their businesses.  Our U.S. and China subsidiaries’ period end dates are within one week of YUM’s period end date.  All of our international businesses except China close one period or one month earlier to facilitate consolidated reporting.

Reclassifications.  We have reclassified certain items in the accompanying Consolidated Financial Statements and Notes thereto for prior periods to be comparable with the classification for the fiscal year ended December 27, 2008.  These reclassifications had no effect on previously reported Net income.

Specifically, we reclassified $21 million from Other assets to Intangible assets in our December 29, 2007 Consolidated Balance Sheet representing our transferable right to tenancy under commercial property leases in certain International locations.  Additionally, we reclassified $54 million from long-term Deferred income tax assets to Other liabilities and deferred credits to present deferred tax assets associated with foreign tax credit carryforwards and unrecognized tax benefits on a net basis where appropriate.

We have reduced Capital spending on our Consolidated Statements of Cash Flows by $16 million and $42 million in 2007 and 2006, respectively, for the net impact of capital spending that had been accrued for but not yet paid.  The offsetting impact was to Changes in Accounts payable and other current liabilities.

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

The internal costs we incur to provide support services to our franchisees and licensees are charged to general and administrative (“G&A”) expenses as incurred.  Certain direct costs of our franchise and license operations are charged to franchise and license expenses.  These costs include provisions for estimated uncollectible fees, franchise and license marketing funding, amortization expense for franchise related intangible assets and certain other direct incremental franchise and license support costs.

We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe that our franchisees or licensees are unable to make their required payments.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.  Net provisions for uncollectible franchise and license receivables of $8 million, $2 million and $2 million were included in Franchise and license expenses in 2008, 2007 and 2006, respectively.

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

Direct Marketing Costs.  We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown.  Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant.  To the extent we participate in advertising cooperatives, we expense our contributions as incurred.  Our advertising expenses were $584 million, $556 million and $521 million in 2008, 2007 and 2006, respectively.  We report substantially all of our direct marketing costs in occupancy and other operating expenses.

Research and Development Expenses.  Research and development expenses, which we expense as incurred, are reported in G&A expenses.  Research and development expenses were $34 million, $39 million and $33 million in 2008, 2007 and 2006, respectively.

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

Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we review our long-lived assets related to each restaurant that we are currently operating and have not offered to refranchise, including any allocated intangible assets subject to amortization, semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We evaluate restaurants using a “two-year history of operating losses” as our primary indicator of potential impairment.  Based on the best information available, we write down an impaired restaurant to its estimated fair market value, which becomes its new cost basis.  Fair value is determined by discounting the forecasted after tax cash flows, including terminal value, of the restaurant.  The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a restaurant or groups of restaurants and its related long-lived assets.  The discount rate incorporates observed rates of returns for historical refranchising market transactions and we believe it is commensurate with the risks and uncertainty inherent in the forecasted cash flows.  In addition, when we decide to close a restaurant it is reviewed for impairment and depreciable lives are adjusted based on the expected disposal date.  The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date plus the expected terminal value.

We account for exit or disposal activities, including store closures, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  Store closure (income) costs include costs of disposing of the assets as well as other facility-related expenses from previously closed stores.  These store closure costs are generally expensed as incurred.  Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, if any.  Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in store closure costs as well.  To the extent we sell assets, primarily land, associated with a closed store, any gain or loss upon that sale is also recorded in store closure (income) costs.

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

Impairment of Investments in Unconsolidated Affiliates.  We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary.  In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses.  We recorded no impairment associated with our investments in unconsolidated affiliates during the years ended December 27, 2008, December 29, 2007 and December 30, 2006.

Guarantees.  We account for certain guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”).  FIN 45 clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.

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

Effective December 31, 2006, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109 (“FIN 48”).  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs.  Prior to adopting FIN 48, we provided reserves for potential exposures when we considered it probable that a taxing authority may take a sustainable position on a matter contrary to our position and recorded any changes in judgment thereon as a component of our annual effective rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.

See Note 19 for a further discussion of our income taxes.

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  For those financial assets and liabilities we record or disclose at fair value, we adopted SFAS 157 at the beginning of 2008.  Fair value is determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration, and considers counterparty performance risk.

Cash and Cash Equivalents.  Cash equivalents represent funds we have temporarily invested (with original maturities not exceeding three months) as part of managing our day-to-day operating cash receipts and disbursements, including short-term, highly liquid debt securities.

Inventories.  We value our inventories at the lower of cost (computed on the first-in, first-out method) or market.

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

Leases and Leasehold Improvements.  We account for our leases in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13”) and other related authoritative guidance.  When determining the lease term, we often include option periods for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured.  The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property.  Leasehold improvements, which are a component of buildings and improvements described above, are amortized over the shorter of their estimated useful lives or the lease term.

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

In accordance with FASB Staff Position (“FSP”) No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”), we expense rent associated with leased land or buildings while a restaurant is being constructed whether rent is paid or we are subject to a rent holiday.

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

Goodwill and Intangible Assets.  The Company accounts for acquisitions of restaurants from franchisees and other acquisitions of businesses that may occur from time to time in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).  Goodwill in such acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed.  SFAS 141 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill.  We base amounts assigned to goodwill and other identifiable intangible assets on independent appraisals or internal estimates.  If a Company restaurant is sold within two years of acquisition, the goodwill associated with the acquisition is written off in its entirety.  If the restaurant is refranchised beyond two years, the amount of goodwill written off is based on the relative fair value of the restaurant to the fair value of the reporting unit, as described below.

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

In accordance with the requirements of SFAS 142, goodwill has been assigned to reporting units for purposes of impairment testing.  Our reporting units are our operating segments in the U.S. (see Note 20) and our business management units internationally (typically individual countries).  We evaluate goodwill and indefinite lived assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairments might exist.  Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value.  Fair value is the price a willing buyer would pay for a reporting unit, and is generally estimated using either discounted expected future cash flows from operations or the present value of the estimated future franchise royalty stream plus any estimated sales proceeds from refranchising.  Any estimated sales proceeds are based on relevant historical sales multiples.  The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit.  We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.  If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.  We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill.  For 2008, 2007 and 2006, there was no impairment of goodwill identified during our annual impairment testing.

For indefinite-lived intangible assets, our impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount.  Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future cash flows associated with the intangible asset.  We also perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter.  No impairment of indefinite-lived intangible assets was recorded in 2008, 2007 and 2006.

Our definite-lived intangible assets that are not allocated to an individual restaurant are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.  An intangible asset that is deemed impaired is written down to its estimated fair value, which is based on discounted cash flows.  For purposes of our impairment analysis, we update the cash flows that were initially used to value the definite-lived intangible asset to reflect our current estimates and assumptions over the asset’s future remaining life.

Derivative Financial Instruments.  Historically, our use of derivative instruments has primarily been to hedge interest rates and foreign currency denominated assets and liabilities.  These derivative contracts are entered into with financial institutions.  We do not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use.

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

Common Stock Share Repurchases.  From time to time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, upon the trade date, against Common Stock except when to do so would result in a negative balance in our Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases as a reduction in retained earnings.  Due to the large number of share repurchases and the increase in our Common Stock market value over the past several years, our Common Stock balance is frequently zero at the end of any period.  Accordingly, $1,434 million, $1,154 million and $713 million in share repurchases were recorded as a reduction in Retained earnings in 2008, 2007 and 2006, respectively.  See Note 18 for additional information.

Pension and Post-Retirement Medical Benefits.  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS 158”).  In the fourth quarter of 2006, we adopted the recognition and disclosure provisions of SFAS 158.  Additionally, SFAS 158 requires measurement of the funded status of pension and postretirement plans as of the date of a company’s fiscal year ending after December 15, 2008, the year ended December 27, 2008 for the Company.  The Company had certain plans which had measurement dates that did not coincide with our fiscal year end and thus were required to change their measurement dates in 2008.  As permitted by SFAS 158, we used the measurements performed in 2007 to estimate the effects of our change to fiscal year end measurement dates.

The recognition and disclosure requirements of SFAS 158 required the Company to recognize the funded status of its pension and post-retirement plans in the December 30, 2006 Consolidated Balance Sheet, with a corresponding adjustment to Accumulated other comprehensive income (loss), net of tax.  The impact of adopting these provisions of SFAS 158 was an after tax reduction of Shareholders’ Equity (Deficit) of $67 million in 2006.  Subsequent to the adoption of SFAS 158, gains or losses and prior service costs or credits are being recognized as they arise as a component of other comprehensive income (loss) to the extent they have not been recognized as a component of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.  In the fourth quarter of 2008, we adopted the measurement date provisions of SFAS 158 and recorded a decrease to Retained Earnings of $9 million, or $6 million after tax, for our pension plans and $2 million, or $1 million after tax, for our post-retirement medical plan, respectively.

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

The transition provisions of SAB 108 permitted uncorrected prior year misstatements that were not material to any prior periods under our historical income statement approach but that would have been material under the dual method of SAB 108 to be corrected in the carrying amounts of assets and liabilities at the beginning of 2006 with the offsetting adjustment to retained earnings for the cumulative effect of misstatements.  We have adjusted certain balances in the accompanying Consolidated Financial Statements at the beginning of 2006 to correct the misstatements discussed below which we considered to be immaterial in prior periods under our historical approach.  The impact of the January 1, 2006 cumulative effect adjustment, net of any income tax effect, was an increase to retained earnings as follows:

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

Non-GAAP Accounting Conventions  Prior to 2006, we used certain non-GAAP conventions to account for capitalized interest on restaurant construction projects, the leases of our then Pizza Hut United Kingdom (“U.K.”) unconsolidated affiliate and certain state tax benefits.  The net income statement impact on any given year from the use of these non-GAAP conventions was immaterial both individually and in the aggregate under our historical approach.  Below is a summary of the accounting policies we adopted effective the beginning of 2006 and the impact of the cumulative effect adjustment under SAB 108, net of any income tax effect.

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

New Accounting Pronouncements Not Yet Adopted.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer adoption of SFAS 157 for such non-financial assets and liabilities, which, for the Company, primarily includes long-lived assets, goodwill and intangibles for which fair value would be determined as part of related impairment tests, and we do not currently anticipate that full adoption in 2009 will materially impact the Company’s results of operations or financial condition.

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1 (“FSP FAS 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans.  FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009, the year ending December 26, 2009 for the Company.

Note 3 – Two-for-One Common Stock Split

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

Note 4 – Earnings Per Common Share (“EPS”)

	2008	2007	2006
Net income	$964	$909	$824
Weighted-average common shares outstanding (for basic calculation)	475	522	546
Effect of dilutive share-based employee compensation	16	19	18
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	491	541	564
Basic EPS	$2.03	$1.74	$1.51
Diluted EPS	$1.96	$1.68	$1.46
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS compensation(a)	5.9	5.7	13.3

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

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

Like our other unconsolidated affiliates, the accounting for this entity prior to 2008 resulted in royalties being reflected as Franchise and license fees and our share of the entity’s net income being reflected in Other (income) expense.  The impact on our Consolidated Statement of Income for the year ended December 27, 2008 as a result of our consolidation of this entity was as follows:

Increase (Decrease)
Company sales	$299
Company restaurant expenses	237
Franchise and license fees	(19)
General and administrative expenses	6
Other (income) expense	(30)
Operating Profit	7

The impact on Other (income) expense includes both the current year minority interest in pre-tax earnings of the unconsolidated affiliate as well as the reduction in Other (income) expense that resulted from our share of after-tax earnings no longer being reported in Other (income) expense. The increase in Operating Profit was offset by a corresponding increase in Income tax provision such that there was no impact to Net Income.  Our Consolidated Balance Sheet at December 27, 2008 reflects the consolidation of this entity; with Investment in unconsolidated affiliates eliminated, the entity’s balance sheet consolidated and a minority interest reflected in Other liabilities and deferred credits.

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

While we will no longer have an ownership interest in the entity that operates both KFCs and Pizza Huts in Japan, it will continue to be a franchisee as it was when it operated as an unconsolidated affiliate.  Excluding the one-time gain, the sale of our interest in our Japan unconsolidated affiliate did not have a significant impact on our results of operations for the year ended December 27, 2008 as the Other income we previously recorded representing our share of earnings of the unconsolidated affiliate has historically not been significant.

U.S. Business Transformation

As part of our plan to transform our U.S. business we took several measures (“the U.S. business transformation measures”) in 2008.  These measures included: expansion of our U.S. refranchising; charges relating to G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs);  and investments in our U.S. Brands made on behalf of our franchisees such as equipment purchases.

In the year ended December 27, 2008, we refranchised 700 restaurants in the U.S. resulting in a pre-tax loss of $5 million.  These refranchising losses were the net result of our refranchising of, or offers to refranchise, stores or groups of stores in the U.S. at prices less than their recorded carrying values.

We provided severance and early retirement benefits to certain U.S. based employees as part of our G&A productivity initiatives and realignment of resources.  In connection with this we recorded a pre-tax charge of $49 million during 2008 including $18 million from the resulting impact on our pension and post retirement medical plans.  The current liability for the severance portion of this charge was $27 million as of December 27, 2008.

Additionally, the Company recognized pre-tax expenses of $7 million related to investments in our U.S. Brands.

We are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes as we do not believe they are indicative of our ongoing operations.

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

If the acquisition had been completed as of the beginning of the year ended December 30, 2006, pro forma Company sales and franchise and license fees would have been as follows:

2006
Company sales	$8,886
Franchise and license fees	$1,176

The pro forma impact of the acquisition on net income and diluted earnings per share would not have been significant in 2006.  The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of this period nor is it necessarily indicative of future results.

Facility Actions

Refranchising (gain) loss, Store closure (income) costs and Store impairment charges by reportable segment are as follows:

	2008	2007	2006
U.S.
Refranchising (gain) loss(a)	$5	$(12)	$(20)

Store closure (income) costs(b)	(4)	(9)	(1)
Store impairment charges	34	23	38
Closure and impairment (income) expenses	$30	$14	$37

YRI
Refranchising (gain) loss(a)	$(9)	$3	$(4)

Store closure (income) costs(b)	(6)	1	1
Store impairment charges	11	13	15
Closure and impairment (income) expenses	$5	$14	$16

China Division
Refranchising (gain) loss(a)	$(1)	$(2)	$—

Store closure (income) costs(b)	(2)	—	(1)
Store impairment charges	10	7	7
Closure and impairment (income) expenses	$8	$7	$6

Worldwide
Refranchising (gain) loss(a)	$(5)	$(11)	$(24)

Store closure (income) costs(b)	(12)	(8)	(1)
Store impairment charges	55	43	60
Closure and impairment (income) expenses	$43	$35	$59

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves, and other facility-related expenses from previously closed stores.

The following table summarizes the 2008 and 2007 activity related to reserves for remaining lease obligations for closed stores.

	Beginning Balance	Amounts Used	New Decisions	Estimate/Decision Changes	CTA/ Other	Ending Balance

2008 Activity	$34	(7)	3	—	(3)	$27

2007 Activity	$36	(12)	8	1	1	$34

Assets held for sale at December 27, 2008 and December 29, 2007 total $31 million and $9 million, respectively, of U.S. property, plant and equipment and are included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

Note 6 – Supplemental Cash Flow Data

	2008	2007		2006
Cash Paid For:
Interest	$248	$177		$185
Income taxes	260	264		304

Significant Non-Cash Investing and Financing Activities:
Capital lease obligations incurred to acquire assets	$24	$59	(a)	$9
Net investment in direct financing leases	26	33		—

(a)	Includes the capital lease of an airplane (see Note 13).

Note 7 – Franchise and License Fees

	2008	2007	2006
Initial fees, including renewal fees	$61	$49	$57
Initial franchise fees included in refranchising gains	(20)	(10)	(17)
	41	39	40
Continuing fees	1,395	1,277	1,156
	$1,436	$1,316	$1,196

Note 8 – Other (Income) Expense

	2008	2007	2006
Equity income from investments in unconsolidated affiliates	$(41)	$(51)	$(51)
Minority Interest(a)	11	—	—
Gain upon sale of investment in unconsolidated affiliate(b)(c)	(100)	(6)	(2)
Contract termination charge(d)	—	—	8
Wrench litigation income(e)	—	(11)	—
Foreign exchange net (gain) loss and other	(16)	(3)	(7)
Other (income) expense	$(146)	$(71)	$(52)

(a)	On January 1, 2008, the Company began consolidating an entity in China in which we have a majority ownership interest. See Note 5.

(b)	Fiscal year 2008 reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 5.

(c)
Fiscal years 2007 and 2006 reflect recognition of income associated with receipt of payments for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

(d)	Reflects an $8 million charge associated with the termination of a beverage agreement in the U.S. segment.

(e)	Fiscal year 2007 reflects financial recoveries from settlements with insurance carriers related to a lawsuit settled by Taco Bell Corporation in 2004.

Note 9 – Property, Plant and Equipment, net

	2008	2007
Land	$517	$548
Buildings and improvements	3,596	3,649
Capital leases, primarily buildings	259	284
Machinery and equipment	2,525	2,651
	6,897	7,132
Accumulated depreciation and amortization	(3,187)	(3,283)
	$3,710	$3,849

Depreciation and amortization expense related to property, plant and equipment was $542 million, $514 million and $466 million in 2008, 2007 and 2006, respectively.

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	U.S.	YRI	China Division	Worldwide
Balance as of December 30, 2006	$367	$237	$58	$662
Acquisitions	—	—	—	—
Disposals and other, net(a)	(9)	17	2	10
Balance as of December 29, 2007	$358	$254	$60	$672
Acquisitions	10	—	6	16
Disposals and other, net(b)	(12)	(71)	—	(83)
Balance as of December 27, 2008	$356	$183	$66	$605

(a)
Disposals and other, net for YRI primarily reflects adjustments to the Pizza Hut U.K. goodwill allocation and the impact of foreign currency translation on existing balances.  Disposals and other, net for the U.S. Division, primarily reflects goodwill write-offs associated with refranchising.

(b)
Disposals and other, net for YRI primarily reflects the impact of foreign currency translation on existing balances.  Disposals and other, net for the U.S. Division, primarily reflects goodwill write-offs associated with refranchising.

Intangible assets, net for the years ended 2008 and 2007 are as follows:

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Franchise contract rights	$147	$(70)	$157	$(73)
Trademarks/brands	221	(35)	221	(26)
Lease tenancy rights	31	(7)	27	(6)
Favorable/unfavorable operating leases	12	(9)	15	(12)
Reacquired franchise rights	11	(1)	17	(1)
Other	6	(2)	6	(2)
	$428	$(124)	$443	$(120)

Indefinite-lived intangible assets
Trademarks/brands	$31		$31

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

Amortization expense for all definite-lived intangible assets was $18 million in 2008, $19 million in 2007 and $15 million in 2006.  Amortization expense for definite-lived intangible assets will approximate $17 million annually in 2009 through 2012 and $14 million in 2013.

Note 11 – Accounts Payable and Other Current Liabilities

	2008	2007
Accounts payable	$508	$519
Capital expenditure liability	130	120
Accrued compensation and benefits	376	372
Dividends payable	87	75
Proceeds from sale of interest in Japan unconsolidated affiliate (See Note 5)	—	128
Other current liabilities	372	436
	$1,473	$1,650

Note 12 – Short-term Borrowings and Long-term Debt

	2008	2007
Short-term Borrowings
Current maturities of long-term debt	$15	$268
Other	10	20
	$25	$288

Long-term Debt
Unsecured International Revolving Credit Facility, expires November 2012	$—	$28
Unsecured Revolving Credit Facility, expires November 2012	299	—
Senior, Unsecured Term Loan, due July 2011	375	—
Senior, Unsecured Notes, due May 2008	—	250
Senior, Unsecured Notes, due April 2011	648	648
Senior, Unsecured Notes, due July 2012	399	399
Senior, Unsecured Notes, due April 2016	300	300
Senior, Unsecured Notes, due March 2018	598	598
Senior, Unsecured Notes, due November 2037	597	597
Capital lease obligations (See Note 13)	234	282
Other, due through 2019 (11%)	70	73
	3,520	3,175
Less current maturities of long-term debt	(15)	(268)
Long-term debt excluding SFAS 133 adjustment	3,505	2,907
Derivative instrument adjustment under SFAS 133 (See Note 14)	59	17
Long-term debt including SFAS 133 adjustment	$3,564	$2,924

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 23 participating banks with commitments ranging from $20 million to $113 million.  Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At December 27, 2008, our unused Credit Facility totaled $685 million net of outstanding letters of credit of $166 million.  There were borrowings of $299 million outstanding under the Credit Facility at December 27, 2008.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving credit facility (the “International Credit Facility,” or “ICF”) which matures in November 2012 and includes 6 banks with commitments ranging from $35 million to $90 million.  There was available credit of $350 million and no borrowings outstanding under the ICF at the end of 2008. The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

On July 11, 2008 we entered into a variable rate senior unsecured term loan (“Domestic Term Loan”), in an aggregate principal amount of $375 million that matures in three years.  At our discretion the variable rate resets at one, two, three or six month intervals.  We determine whether the variable rate at each reset date is based upon:  (1) LIBOR plus an applicable spread of up to 2.5%, or (2) an Alternate Base Rate.  The Alternate Base Rate is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%, plus an applicable spread of up to 1.5%.  The proceeds from the Domestic Term Loan were used for general corporate purposes.

The Credit Facility, Domestic Term Loan, and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratio and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at December 27, 2008 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2011 through 2037 and interest rates ranging from 6.25% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.6 billion at December 27, 2008.  In May 2008, $250 million of Senior Unsecured Notes matured, and the repayment was funded with additional borrowings under our Credit Facility.

The following table summarizes all Senior Unsecured Notes issued that remain outstanding at December 27, 2008:

			Interest Rate
Issuance Date(a)	Maturity Date	Principal Amount (in millions)	Stated	Effective(b)
April 2001	April 2011	$650	8.88%	9.20%
June 2002	July 2012	$400	7.70%	8.04%
April 2006	April 2016	$300	6.25%	6.03%
October 2007	March 2018	$600	6.25%	6.38%
October 2007	November 2037	$600	6.88%	7.29%

(a)	Interest payments commenced six months after issuance date and are payable semi-annually thereafter.

(b)
Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks and forward starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.  Excludes the effect of any swaps that remain outstanding as described in Note 14.

The annual maturities of short-term borrowings and long-term debt as of December 27, 2008, excluding capital lease obligations of $234 million and derivative instrument adjustments of $59 million, are as follows:

Year ended:
2009	$12
2010	3
2011	1,029
2012	704
2013	5
Thereafter	1,551
Total	$3,304

Interest expense on short-term borrowings and long-term debt was $253 million, $199 million and $172 million in 2008, 2007 and 2006, respectively.

Note 13 – Leases

At December 27, 2008 we operated more than 7,300 restaurants, leasing the underlying land and/or building in more than 5,800 of those restaurants with the vast majority of our commitments expiring within 20 years from the inception of the lease.  Our longest lease expires in 2151.  We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment.  We do not consider any of these individual leases material to our operations.  Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

In 2007, we entered into an agreement to lease a corporate aircraft to enhance our international travel capabilities.  This lease provided for an upfront payment of $10 million and monthly payments for three years.  At the end of the three year period we have the option to purchase the aircraft.  In accordance with SFAS No. 13, this lease has been classified as capital and we had a related capital lease obligation recorded of $40 million at December 27, 2008.  Our lease is with CVS Corporation (“CVS”).  One of the Company’s directors is the Chairman, Chief Executive Officer and President of CVS.  Multiple independent appraisals were obtained during the negotiation process to insure that the lease was reflective of an arms-length transaction.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2009	$26	$491	$13	$41
2010	64	451	13	37
2011	23	409	14	34
2012	22	368	14	30
2013	21	333	14	27
Thereafter	228	2,524	79	103
	$384	$4,576	$147	$272

At December 27, 2008 and December 29, 2007, the present value of minimum payments under capital leases was $234 million and $282 million, respectively.  At December 27, 2008 and December 29, 2007, unearned income associated with direct financing lease receivables was $63 million and $46 million, respectively.

The details of rental expense and income are set forth below:

	2008	2007	2006
Rental expense
Minimum	$531	$474	$412
Contingent	113	81	62
	$644	$555	$474
Minimum rental income	$28	$23	$21

Note 14 – Financial Instruments

Derivative Instruments

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our debt.  Under the contracts, we agree with other parties to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount.  At December 27, 2008 and December 29, 2007, interest rate derivative instruments outstanding had notional amounts of $775 million and $850 million, respectively.  These swaps have reset dates and floating rate indices which match those of our underlying fixed-rate debt and have been designated as fair value hedges of a portion of that debt.  As the swaps qualify for the short-cut method under SFAS 133, no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item.  No material ineffectiveness was recognized in 2008, 2007 or 2006 for those foreign currency forward contracts designated as cash flow hedges.

As of December 27, 2008, we had a net deferred loss associated with cash flow hedges of approximately $17 million, net of tax, due to treasury locks, forward starting interest rate swaps and foreign currency forward contracts.  The majority of this loss arose from the settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being reclassified into earnings through 2037 to interest expense.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  Recent adverse developments in the global financial and credit markets could negatively impact the creditworthiness of our counterparties and cause one or more of our counterparties to fail to perform as expected.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 27, 2008, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings.  To date, all couterparties have performed in accordance with their contractual obligations.

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2026.  As of December 27, 2008, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $425 million.  The present value of these potential payments discounted at our pre-tax cost of debt at December 27, 2008 was approximately $325 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at December 27, 2008 and December 29, 2007 was not material.

Franchise Loan Pool and Equipment Guarantees

We have provided a partial guarantee of approximately $16 million of a franchisee loan program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs at December 27, 2008.  We have also provided two letters of credit totaling approximately $23 million in support of the franchisee loan program.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were approximately $48 million at December 27, 2008.

In addition to the guarantee described above, YUM has provided guarantees of approximately $14 million on behalf of franchisees for several equipment financing programs related to specific initiatives.  We have provided a letter of credit totaling $5 million which could be used if we fail to meet our obligations under our guarantee under one equipment financing program.  The total loans outstanding under these equipment financing programs were approximately $29 million at December 27, 2008.

Unconsolidated Affiliates Guarantees

From time to time we have guaranteed certain lines of credit and loans of unconsolidated affiliates.  At December 27, 2008 there are no guarantees outstanding for unconsolidated affiliates.  Our unconsolidated affiliates had total revenues of $871 million for the year ended December 27, 2008 and assets and debt of approximately $304 million and $51 million, respectively, at December 27, 2008.

Fair Value

At December 27, 2008 and December 29, 2007, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments.  The fair value of notes receivable approximates the carrying value after consideration of recorded allowances.  Accounts receivable consists primarily of amounts due from franchisees and licensees for initial and continuing fees.  In addition, we have notes and lease receivables from certain of our franchisees.  The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our Concepts.  This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each Concept and the short-term nature of the franchise and license fee receivables.

On December 30, 2007, the Company adopted the provisions of SFAS 157 related to its financial assets and liabilities.  The carrying amounts and fair values of our other financial instruments not measured on a recurring basis subject to fair value disclosures are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
Short-term borrowings and long-term debt, excluding capital leases and the derivative instrument adjustments	$3,296	$3,185	$2,913	$3,081
Lease guarantees	26	26	22	26
Guarantees supporting financial arrangements of certain franchisees and other third parties	8	8	8	8
Letters of credit	—	1	—	1

We estimated the fair value of debt, guarantees and letters of credit using market quotes and calculations based on market rates.

The following table presents the fair values for those financial assets and liabilities measured on a recurring basis as of December 27, 2008:

		Fair Value Measurements
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign Currency Forwards, net	$12	$—	$12	$—
Interest Rate Swaps, net	62	—	62	—
Other Investments	10	10	—	—
Total	$84	$10	$74	$—

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration.  The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities and their fair value is determined based on the closing market prices of the respective mutual funds as of December 27, 2008.

As of December 27, 2008, $62 million was included in Other assets related to the fair value of the Company’s interest rate swaps.  The fair value of these swaps as of December 29, 2007 was a net asset of approximately $15 million, of which $16 million and $1 million were included in Other assets and Other liabilities and deferred credits, respectively.  The portion of this fair value which has not yet been recognized as an addition to interest expense at December 27, 2008 and December 29, 2007 has been included as an addition of $59 million and an addition of $17 million, respectively, to long-term debt.

Note 15 – Pension and Postretirement Medical Benefits

The following disclosures reflect our adoption of the provisions of SFAS 158 as discussed in Note 2.

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

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our U.S. pension plans and significant International pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year ends in 2008 and September 30 in 2007 except for the Pizza Hut U.K. Plan which has historically been measured as of its fiscal year end.

	U.S. Pension Plans		International Pension Plans
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$842	$864	$161	$152
SFAS 158 measurement date adjustment	21	—	2	—
Service cost	30	33	8	9
Interest cost	53	50	8	8
Participant contributions	—	—	2	2
Plan amendments	1	4	—	—
Acquisitions	—	—	—	4
Curtailment gain	(6)	(4)	—	—
Settlement loss	1	—	—	—
Special termination benefits	13	—	—	—
Exchange rate changes	—	—	(48)	8
Benefits paid	(48)	(34)	(3)	(2)
Settlement payments	(9)	—	—	—
Actuarial (gain) loss	25	(71)	(4)	(20)
Benefit obligation at end of year	$923	$842	$126	$161
Change in plan assets
Fair value of plan assets at beginning of year	$732	$673	$139	$117
Actual return on plan assets	(213)	93	(33)	11
Employer contributions	54	2	12	6
Participant contributions	—	—	2	2
Settlement payments	(9)	—	—	—
Benefits paid	(48)	(33)	(3)	(2)
Exchange rate changes	—	—	(34)	5
Administrative expenses	(3)	(3)	—	—
Fair value of plan assets at end of year	$513	$732	$83	$139
Funded status at end of year	$(410)	$(110)	$(43)	$(22)

Amounts recognized in the Consolidated Balance Sheet:

	U.S. Pension Plans		International Pension Plans
	2008	2007	2008	2007
Accrued benefit asset – non-current	$—	$—	$—	$5
Accrued benefit liability – current	(11)	(6)	—	—
Accrued benefit liability – non-current	(399)	(104)	(43)	(27)
	$(410)	$(110)	$(43)	$(22)

Amounts recognized as a loss in Accumulated Other Comprehensive Income:

	U.S. Pension Plans		International Pension Plans
	2008	2007	2008	2007
Actuarial net loss	$371	$77	$41	$13
Prior service cost	3	3	—	—
	$374	$80	$41	$13

The accumulated benefit obligation for the U.S. and International pension plans was $970 million and $900 million at December 27, 2008 and December 29, 2007, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Pension Plans		International Pension Plans
	2008	2007	2008	2007
Projected benefit obligation	$923	$73	$63	$80
Accumulated benefit obligation	867	64	58	74
Fair value of plan assets	513	—	34	53

Information for pension plans with a projected benefit obligation in excess of plan assets:

	U.S. Pension Plans		International Pension Plans
	2008	2007	2008	2007
Projected benefit obligation	$923	$842	$126	$80
Accumulated benefit obligation	867	770	103	74
Fair value of plan assets	513	732	83	53

Our funding policy with respect to the U.S. Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional amounts from time to time as are determined to be appropriate to improve the U.S. Plan’s funded status.  We currently estimate that we will contribute approximately $80 million to the U.S. Plan in 2009.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations.  The projected benefit obligation of our pension plans in the U.K. exceeded plan assets by $43 million at our 2008 measurement date.  We have committed to make a discretionary funding contribution of approximately $5 million in 2009 to one of these plans.  The plans are currently under review to determine if additional discretionary pension funding payments will be committed to in 2009.

We do not anticipate any plan assets being returned to the Company during 2009 for any plans.

Components of net periodic benefit cost:
	U.S. Pension Plans			International Pension Plans(d)
Net periodic benefit cost	2008	2007	2006	2008	2007	2006
Service cost	$30	$33	$34	$8	$9	$5
Interest cost	53	50	46	8	8	4
Amortization of prior service cost(a)	—	1	3	—	—	—
Expected return on plan assets	(53)	(51)	(47)	(9)	(9)	(4)
Amortization of net loss	6	23	30	—	1	1
Net periodic benefit cost	$36	$56	$66	$7	$9	$6
Additional loss recognized due to: Settlement(b)	$2	$—	$—	$—	$—	$—
Special termination benefits(c)	$13	$—	$—	$—	$—	$—

Pension losses in accumulated other comprehensive income (loss):
	U.S. Pension Plans			International Pension Plans
	2008	2007		2008	2007
Beginning of year	$80	$216		$13	$31
Net actuarial loss	301	(116)		40	(17)
Amortization of net loss	(6)	(23)		—	(1)
Settlements	(1)	—		—	—
Prior service cost	—	4		—	—
Amortization of prior service cost	—	(1)		—	—
Exchange rate changes	—	—		(12)	—
End of year	$374	$80		$41	$13

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)	Settlement loss results from benefit payments from a non-funded plan exceeding the sum of the service cost and interest cost for that plan during the year.

(c)	Special termination benefits primarily related to the U.S. business transformation measures taken in 2008.

(d)	Excludes pension expense for the Pizza Hut U.K. pension plan of $4 million in 2006 related to periods prior to our acquisition of the remaining fifty percent interest in the unconsolidated affiliate.

The estimated net loss for the U.S. and International pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2009 is $13 million and $2 million, respectively.  The estimated prior service cost for the U.S. pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2009 is $1 million.

Weighted-average assumptions used to determine benefit obligations at the measurement dates:

	U.S. Pension Plans		International Pension Plans
	2008	2007	2008	2007
Discount rate	6.50%	6.50%	5.50%	5.60%
Rate of compensation increase	3.75%	3.75%	4.10%	4.30%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:

	U.S. Pension Plans			International Pension Plans
	2008	2007	2006	2008	2007	2006
Discount rate	6.50%	5.95%	5.75%	5.60%	5.00%	5.00%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%	7.28%	7.07%	6.70%
Rate of compensation increase	3.75%	3.75%	3.75%	4.30%	3.78%	3.85%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

Plan Assets

Our pension plan weighted-average asset allocations at the measurement dates, by asset category are set forth below:

	U.S. Pension Plans		International Pension Plans
Asset Category	2008	2007	2008	2007
Equity securities	59%	71%	73%	80%
Debt securities	41	29	27	20
Total	100%	100%	100%	100%

Our primary objectives regarding the Plan’s assets, which make up 86% of total pension plan assets at the 2008 measurement dates, are to optimize return on assets subject to acceptable risk and to maintain liquidity, meet minimum funding requirements and minimize plan expenses.  To achieve these objectives, we have adopted a passive investment strategy in which the asset performance is driven primarily by the investment allocation.  Our target investment allocation is 65% equity securities and 35% debt securities, consisting primarily of low cost index mutual funds that track several sub-categories of equity and debt security performance.  The investment strategy is primarily driven by our Plan’s participants’ ages and reflects a long-term investment horizon favoring a higher equity component in the investment allocation.

A mutual fund held as an investment by the Plan includes YUM stock valued at less than $0.5 million at December 27, 2008 and September 30, 2007 (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:	U.S. Pension Plans	International Pension Plans
2009	$65	$1
2010	50	1
2011	34	2
2012	37	2
2013	43	2
2014 - 2018	243	7

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

At the end of both 2008 and 2007, the accumulated postretirement benefit obligation was $73 million.  The unrecognized actuarial loss recognized in Accumulated other comprehensive loss is $2 million at the end of 2008 and $9 million at the end of 2007.  The net periodic benefit cost recorded in 2008, 2007 and 2006 was $10 million, $5 million and $6 million, respectively, the majority of which is interest cost on the accumulated postretirement benefit obligation.  2008 costs included $4 million of special termination benefits primarily related to the U.S. business transformation measures described in Note 5.  Approximately $2 million was charged to retained earnings in 2008 related to the SFAS 158 measurement date change.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the postretirement medical plan are identical to those as shown for the U.S. pension plans.  Our assumed heath care cost trend rates for the following year as of 2008 and 2007 are 7.5% and 8.0%, respectively, both with an expected ultimate trend rate of 5.5% reached in 2012.

There is a cap on our medical liability for certain retirees.  The cap for Medicare eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees is expected to be reached in 2011; once the cap is reached, our annual cost per retiree will not increase.  A one-percentage-point increase or decrease in assumed health care cost trend rates would have less than a $1 million impact on total service and interest cost and on the post retirement benefit obligation.  The benefits expected to be paid in each of the next five years are approximately $7 million and in aggregate for the five years thereafter are $32 million.

Note 16 – Stock Options and Stock Appreciation Rights

At year end 2008, we had four stock award plans in effect: the YUM! Brands, Inc. Long-Term Incentive Plan (“1999 LTIP”), the 1997 Long-Term Incentive Plan (“1997 LTIP”), the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan (“RGM Plan”) and the YUM! Brands, Inc. SharePower Plan (“SharePower”).  Under all our plans, the exercise price of stock options and stock appreciation rights (“SARs”) granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant.

Potential awards to employees and non-employee directors under the 1999 LTIP include stock options, incentive stock options, SARs, restricted stock, stock units, restricted stock units, performance shares and performance units.  Potential awards to employees and non-employee directors under the 1997 LTIP include restricted stock and performance restricted stock units.  Prior to January 1, 2002, we also could grant stock options, incentive stock options and SARs under the 1997 LTIP.  Through December 27, 2008, we have issued only stock options and performance restricted stock units under the 1997 LTIP and have issued stock options, SARs and restricted stock units under the 1999 LTIP.  While awards under the 1999 LTIP can have varying vesting provisions and exercise periods, previously granted awards under the 1997 LTIP and 1999 LTIP vest in periods ranging from immediate to 10 years and expire ten to fifteen years after grant.

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

At year end 2008, approximately 30 million shares were available for future share-based compensation grants under the above plans.

We estimated the fair value of each award made during 2008, 2007 and 2006 as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007	2006
Risk-free interest rate	3.0%	4.7%	4.5%
Expected term (years)	6.0	6.0	6.0
Expected volatility	30.9%	28.9%	31.0%
Expected dividend yield	1.7%	2.0%	1.0%

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

A summary of award activity as of December 27, 2008, and changes during the year then ended is presented below.

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	49,137	$17.57
Granted	6,533	37.36
Exercised	(6,271)	13.49
Forfeited or expired	(2,481)	23.58
Outstanding at the end of the year	46,918	$20.55	5.45	$501
Exercisable at the end of the year	30,060	$14.88	4.01	$463

The weighted-average grant-date fair value of awards granted during 2008, 2007 and 2006 was $10.91, $8.85 and $8.52, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 27, 2008, December 29, 2007 and December 30, 2006, was $145 million, $238 million and $215 million, respectively.

As of December 27, 2008, there was $107 million of unrecognized compensation cost, which will be reduced by any forfeitures that occur, related to unvested awards that is expected to be recognized over a weighted-average period of 2.7 years.  The total fair value at grant date of awards vested during 2008, 2007 and 2006 was $57 million, $58 million and $57 million, respectively.

The total compensation expense for stock options and SARs recognized was $51 million, $56 million and $60 million in 2008, 2007 and 2006, respectively.  The related tax benefit recognized from this expense was $17 million, $19 million and $21 million in 2008, 2007 and 2006, respectively.

Cash received from stock options exercises for 2008, 2007 and 2006, was $72 million, $112 million and $142 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with stock options and SARs exercised for 2008, 2007 and 2006 totaled $46 million, $76 million and $68 million, respectively.

While historically the Company has repurchased shares on the open market to satisfy award exercises, it does not currently plan to repurchase shares during 2009.

In January 2008, we granted an award of 187,398 restricted stock units to our Chief Executive Officer (“CEO”).  The award was made under the 1999 LTIP.  The award vests after four years and had a market value of $7.0 million as of January 24, 2008.  The award is being expensed over the four year vesting period.  The award will be paid to our CEO in shares of YUM common stock six months following his retirement provided that he does not leave the company before the award vests.  Total expense recorded in 2008 was $2 million.

Note 17 – Other Compensation and Benefit Programs

Executive Income Deferral Program (the “EID Plan”)

The EID Plan allows participants to defer receipt of a portion of their annual salary and all or a portion of their incentive compensation.  As defined by the EID Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants.  These investment options are limited to cash, phantom shares of our Common Stock, phantom shares of a Stock Index Fund and phantom shares of a Bond Index Fund.  Additionally, the EID Plan allows participants to defer incentive compensation to purchase phantom shares of our Common Stock and receive a 33% Company match on the amount deferred.  Deferrals receiving a match are similar to a restricted stock unit award in that participants will generally forfeit both the match and incentive compensation amounts deferred if they voluntarily separate from employment during a vesting period that is two years.  We expense the intrinsic value of the match and, beginning in 2006, the incentive compensation over the requisite service period which includes the vesting period.  Investments in cash, the Stock Index fund and the Bond Index fund will be distributed in cash at a date as elected by the employee and therefore are classified as a liability on our Consolidated Balance Sheets.  We recognize compensation expense or income for the appreciation or depreciation, respectively, of these investments.  We recognized compensation income of $4 million in 2008 and compensation expense of $4 million and $3 million in 2007 and 2006, respectively, for losses and earnings on these investments.

As investments in the phantom shares of our Common Stock can only be settled in shares of our Common Stock, we do not recognize compensation expense for the appreciation or the depreciation, if any, of these investments.  Deferrals into the phantom shares of our Common Stock are credited to the Common Stock Account.  As of December 27, 2008, deferrals to phantom shares of our Common Stock within the EID Plan totaled approximately 6.2 million shares.  We recognized compensation expense for amortization of the Company match of $6 million, $5 million and $5 million, in 2008, 2007 and 2006, respectively.  These expense amounts do not include the salary or bonus actually deferred into Common Stock of $20 million, $17 million and $16 million in 2008, 2007 and 2006, respectively.

Contributory 401(k) Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of 10 investment options within the 401(k) Plan.  Effective for contributions made from and after April 1, 2008, we match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  Prior to April 1, 2008, we matched 100% of the participant’s contribution to the 401(k) Plan up to 3% of eligible compensation and 50% of the participant’s contribution on the next 2% of eligible compensation.  We recognized as compensation expense our total matching contribution of $16 million in 2008, $13 million in 2007 and $12 million in 2006.

Note 18 – Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2008, 2007 and 2006.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased
Authorization Date	2008	2007	2006	2008		2007		2006
January 2008	23,943	—	—	$802		$—		$—
October 2007	22,875	11,431	—	813		437		—
March 2007	—	15,092	—	—		500		—
September 2006	—	15,274	1,056	—		469		31
March 2006	—	—	20,145	—		—		500
November 2005	—	—	19,128	—		—		469
Total	46,818	41,797	40,329	$1,615	(a)	$1,406	(b)	$1,000	(c)

(a)	Amount excludes the effect of $13 million in share repurchases (0.4 million shares) with trade dates prior to the 2007 fiscal year end but cash settlement dates subsequent to the 2007 fiscal year end.

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

(c)	Amount includes effects of $17 million in share repurchases (0.6 million shares) with trade dates prior to the 2006 fiscal year end but cash settlement dates subsequent to the 2006 fiscal year end.

Accumulated Other Comprehensive Income (Loss) – Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity.  Amounts included in other accumulated comprehensive loss for the Company’s derivative instruments and unrecognized pension and post retirement losses are recorded net of the related income tax effects.  Refer to Note 15 for additional information about our pension accounting and Note 14 for additional information about our derivative instruments.  The following table gives further detail regarding the composition of other accumulated comprehensive income (loss) at December 27, 2008 and December 29, 2007.

	2008	2007
Foreign currency translation adjustment	$(129)	$94
Pension and post retirement losses, net of tax	(272)	(64)
Net unrealized losses on derivative instruments, net of tax	(17)	(10)
Total accumulated other comprehensive income (loss)	$(418)	$20

Note 19 – Income Taxes

The details of our income tax provision (benefit) are set forth below:

		2008	2007	2006
Current:	Federal	$168	$175	$181
	Foreign	148	151	131
	State	(1)	(3)	2
		315	323	314

Deferred:	Federal	(12)	(71)	(33)
	Foreign	3	27	(13)
	State	10	3	16
		1	(41)	(30)
		$316	$282	$284

The deferred tax provision includes $30 million and $120 million of benefit in 2008 and 2007, respectively, and $4 million of expense in 2006 for changes in valuation allowances due to changes in determinations regarding the likelihood of the use of certain deferred tax assets that existed at the beginning of the year.  The deferred tax provisions also include $43 million, $16 million and $72 million in 2008, 2007 and 2006, respectively, for increases in valuation allowances recorded against deferred tax assets generated during the year.  Total changes in valuation allowances, including the impact of foreign currency translation and other adjustments, were decreases of $54 million and $37 million in 2008 and 2007, respectively, and an increase of $112 million in 2006.  See additional discussion of federal valuation allowances adjustments in the effective tax rate discussion on the following page.

The deferred foreign tax provision includes less than $1 million, $17 million and $2 million of expense in 2008, 2007 and 2006 respectively, for the impact of changes in statutory tax rates in various countries.  Additionally, in 2008, the deferred foreign tax provision included $36 million of expense offset by the same amount in the current foreign tax provision that resulted from a tax law change.  The $17 million of expense for 2007 includes $20 million for the Mexico tax law change enacted during the fourth quarter of 2007.  The 2008 deferred state tax provision includes $18 million ($12 million, net of federal tax) of expense for the impact associated with our plan to distribute certain foreign earnings.  The 2007 deferred state tax provision includes $4 million ($3 million, net of federal tax) of benefit for the impact of state law changes.  The 2006 deferred state tax provision includes $12 million ($8 million, net of federal tax) of expense for the impact of state law changes.

U.S. and foreign income before income taxes are set forth below:

	2008	2007	2006
U.S.	$430	$527	$626
Foreign	850	664	482
	$1,280	$1,191	$1,108

The above U.S. income includes all income taxed in the U.S. even if the income is earned outside the U.S.

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2008	2007	2006
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	0.6	1.0	2.0
Foreign and U.S. tax effects attributable to foreign operations	(14.5)	(5.7)	(7.8)
Adjustments to reserves and prior years	3.5	2.6	(3.5)
Repatriation of foreign earnings	—	—	(0.4)
Non-recurring foreign tax credit adjustments	—	—	(6.2)
Valuation allowance additions (reversals)	0.6	(9.0)	6.8
Other, net	(0.5)	(0.2)	(0.3)
Effective income tax rate	24.7%	23.7%	25.6%

Our 2008 effective income tax rate was negatively impacted by lapping valuation allowance reversals made in the prior year as discussed below.  This negative impact was partially offset by the reversal of foreign valuation allowances in the current year associated with certain deferred tax assets that we now believe are more likely than not to be utilized on future tax returns.  Additionally, the effective tax rate was negatively impacted by the year-over-year change in adjustments to reserves and prior years (including certain out-of-year adjustments that increased our effective tax rate by 1.8 percentage points in 2008).  Benefits associated with our foreign and U.S. tax effects attributable to foreign operations positively impacted the effective tax rate as a result of lapping 2007 expenses associated with the distribution of an intercompany dividend and adjustments to our deferred tax balances that resulted from the Mexico tax law change, as further discussed below, as well as a higher percentage of our income being earned outside the U.S.  These benefits were partially offset in 2008 by the gain on the sale of our interest in our unconsolidated affiliate in Japan and expense associated with our plan to distribute certain foreign earnings.  We also recognized deferred tax assets for the net operating losses generated by certain tax planning strategies implemented in 2008 included in foreign and U.S. tax effects attributable to foreign operations (1.7 percentage point impact).  However, we provided a full valuation allowance on these assets as we do not believe it is more likely than not that they will be realized in the future.

Our 2007 effective income tax rate was positively impacted by valuation allowance reversals.  In December 2007, the Company finalized various tax planning strategies based on completing a review of our international operations, distributed a $275 million intercompany dividend and sold our interest in our Japan unconsolidated affiliate.  As a result, in the fourth quarter of 2007, we reversed approximately $82 million of valuation allowances associated with foreign tax credit carryovers that are more likely than not to be claimed on future tax returns.  In 2007, benefits associated with our foreign and U.S. tax effects attributable to foreign operations were negatively impacted by $36 million of expense associated with the $275 million intercompany dividend and approximately $20 million of expense for adjustments to our deferred tax balances as a result of the Mexico tax law change enacted during the fourth quarter of 2007.  These negative impacts were partially offset by a higher percentage of our income being earned outside the U.S.  Additionally, the effective tax rate was negatively impacted by the year-over-year change in adjustments to reserves and prior years.

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

The details of 2008 and 2007 deferred tax assets (liabilities) are set forth below:

	2008	2007
Net operating loss and tax credit carryforwards	$256	$309
Employee benefits, including share-based compensation	329	209
Self-insured casualty claims	71	73
Lease related liabilities	150	115
Various liabilities	98	124
Deferred income and other	41	36
Gross deferred tax assets	945	866
Deferred tax asset valuation allowances	(254)	(308)
Net deferred tax assets	$691	$558

Intangible assets and property, plant and equipment	$(164)	$(156)
Lease related assets	(69)	(41)
Other	(134)	(58)
Gross deferred tax liabilities	(367)	(255)
Net deferred tax assets (liabilities)	$324	$303

Reported in Consolidated Balance Sheets as:
Deferred income taxes – current	$81	$125
Deferred income taxes – long-term	300	236
Accounts payable and other current liabilities	(4)	(8)
Other liabilities and deferred credits	(53)	(50)
	$324	$303

We have not provided deferred tax on certain undistributed earnings from our foreign subsidiaries as we believe they are indefinitely reinvested.  This amount may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries.  We estimate that our total net undistributed earnings upon which we have not provided deferred tax total approximately $1.1 billion at December 27, 2008.  A determination of the deferred tax liability on such earnings is not practicable.

Foreign operating and capital loss carryforwards totaling $687 million and state operating loss carryforwards totaling $1.2 billion at year end 2008 are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.  These losses will expire as follows:  $19 million in 2009, $126 million between 2010 and 2013, $1.2 billion between 2014 and 2028 and $554 million may be carried forward indefinitely.  In addition, tax credits totaling $21 million are available to reduce certain federal and state liabilities, of which $13 million will expire between 2014 and 2028 and $8 million may be carried forward indefinitely.

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

At year end 2008, we decreased our 2007 beginning and ending amounts of unrecognized tax benefits to $294 million and $343 million, respectively.  This resulted from netting, where appropriate, certain long-term Deferred income tax assets against unrecognized tax benefits included as part of Other liabilities and deferred credits recorded on our Consolidated Balance Sheet at December 29, 2007.  The Company had $296 million of unrecognized tax benefits at December 27, 2008, $225 million of which, if recognized, would affect the effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2008	2007
Beginning of Year	$343	$294
Additions on tax positions related to the current year	53	105
Additions for tax positions of prior years	21	17
Reductions for tax positions of prior years	(110)	(58)
Reductions for settlements	(2)	(6)
Reductions due to statute expiration	(7)	(11)
Foreign currency translation adjustment	(2)	2
End of Year	$296	$343

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, China, the United Kingdom, Mexico and Australia.  As of December 27, 2008, the earliest years that the Company was subject to examination in these jurisdictions were 1999 in the U.S., 2005 in China, 2000 in the United Kingdom, 2001 in Mexico and 2004 in Australia.  In addition, the Company is subject to various U.S. state income tax examinations, for which, in the aggregate, we had significant unrecognized tax benefits at December 27, 2008.  The Company believes that it is reasonably possible that its unrecognized tax benefits may decrease by approximately $60 million in the next 12 months, including approximately $18 million, which if recognized upon audit settlement or statute expiration, will affect the 2009 effective tax rate.  The remaining decrease in unrecognized tax benefits relate to various positions, each of which are individually insignificant.

At December 27, 2008, long-term liabilities of $229 million, including $32 million for the payment of accrued interest and penalties, are included in Other liabilities and deferred credits as reported on the Consolidated Balance Sheet.  Total accrued interest and penalties recorded at December 27, 2008 were $49 million.  During 2008, accrued interest and penalties decreased by $9 million, of which $7 million affected the 2008 effective tax rate.  At December 29, 2007, long-term liabilities of $265 million, including $51 million for the payment of accrued interest and penalties, are included in Other liabilities and deferred credits as reported on the Consolidated Balance Sheet.  Total accrued interest and penalties recorded at December 29, 2007 were $58 million.  During 2007, accrued interest and penalties decreased by $16 million, of which $11 million affected the 2007 effective tax rate.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of its income tax provision.

Note 20 – Reportable Operating Segments

We are principally engaged in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut, Taco Bell, LJS and A&W concepts. KFC, Pizza Hut, Taco Bell, LJS and A&W operate throughout the U.S. and in 108, 96, 16, 6 and 9 countries and territories outside the U.S., respectively.  Our five largest international markets based on operating profit in 2008 are China, Asia Franchise, Australia, United Kingdom, and Europe Franchise.  At the end of fiscal year 2008, we had investments in 4 unconsolidated affiliates in China which operate KFC restaurants.  During 2008 the Company sold its interest in its unconsolidated affiliate in Japan (See Note 5 for further discussion) and began consolidating one previously unconsolidated affiliate in China (See Note 5).

We identify our operating segments based on management responsibility.  The China Division includes mainland China, Thailand, KFC Taiwan, and YRI includes the remainder of our international operations.  For purposes of applying SFAS No. 131, “Disclosure About Segments of An Enterprise and Related Information” (“SFAS 131”) in the U.S., we consider LJS and A&W to be a single operating segment.  We consider our KFC, Pizza Hut, Taco Bell and LJS/A&W operating segments in the U.S. to be similar and therefore have aggregated them into a single reportable operating segment.

	Revenues
	2008	2007	2006
U.S.	$5,125	$5,197	$5,603
YRI(a)	3,026	3,075	2,320
China Division(a)	3,128	2,144	1,638
	$11,279	$10,416	$9,561

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2008	2007	2006
U.S.	$694	$739	$763
YRI	528	480	407
China Division(b)	469	375	290
Unallocated and corporate expenses(c)(d)	(307)	(257)	(229)
Unallocated Other income (expense)(d)(e)	117	9	7
Unallocated Refranchising gain (loss)(d)	5	11	24
Operating Profit	1,506	1,357	1,262
Interest expense, net	(226)	(166)	(154)
Income Before Income Taxes	$1,280	$1,191	$1,108

	Depreciation and Amortization
	2008	2007	2006
U.S.	$231	$247	$259
YRI	158	161	115
China Division	151	117	95
Corporate	16	17	10
	$556	$542	$479

	Capital Spending
	2008	2007	2006
U.S.	$349	$320	$299
YRI	260	179	114
China Division	320	224	157
Corporate	6	3	2
	$935	$726	$572

	Identifiable Assets
	2008	2007	2006
U.S.	$2,739	$2,884	$2,909
YRI(f)	1,873	2,254	2,100
China Division(f)	1,395	1,116	869
Corporate(g)	520	934	490
	$6,527	$7,188	$6,368

	Long-Lived Assets(h)
	2008	2007	2006
U.S.	$2,413	$2,595	$2,604
YRI(i)	1,162	1,450	1,357
China Division(i)	1,012	757	595
Corporate	63	73	84
	$4,650	$4,875	$4,640

(a)
Includes revenues of $1.2 billion, $1.3 billion and $673 million for entities in the United Kingdom for 2008, 2007 and 2006, respectively. Includes revenues of $2.8 billion, $1.9 billion and $1.4 billion in mainland China for 2008, 2007 and 2006, respectively.

(b)	Includes equity income of unconsolidated affiliates of $40 million, $47 million and $41 million in 2008, 2007 and 2006, respectively, for the China Division.

(c)
2008 includes approximately $56 million of charges relating to U.S. general and administrative productivity initiatives and realignment of resources as well as investments in our U.S. Brands.  See Note 5.

(d)	Amounts have not been allocated to the U.S., YRI or China Division segments for performance reporting purposes.

(e)	2008 includes a $100 million gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 5.

(f)
Includes investment in unconsolidated affiliates of $63 million and $64 million for 2007 and 2006, respectively, for YRI.  There was no investment in unconsolidated affiliates for YRI in 2008, as we sold our interest in our unconsolidated affiliate in Japan during 2008.  See Note 5.  Includes investment in unconsolidated affiliates of $65 million, $90 million and $74 million for 2008, 2007 and 2006, respectively, for the China Division.

(g)	Primarily includes deferred tax assets, property, plant and equipment, net, related to our office facilities and cash.

(h)	Includes property, plant and equipment, net, goodwill, and intangible assets, net.

(i)
Includes long-lived assets of $602 million, $843 million and $813 million for entities in the United Kingdom for 2008, 2007 and 2006, respectively.  The 2008 decrease in long-lived assets was driven by the impact of foreign currency.  Includes long-lived assets of $905 million, $651 million and $495 million in mainland China for 2008, 2007 and 2006, respectively.

See Note 5 for additional operating segment disclosures related to impairment, store closure (income) costs and the carrying amount of assets held for sale.

Note 21 – Contingencies

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ coverage including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, “property and casualty losses”).  To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to self-insure the risks of loss up to defined maximum per occurrence retentions on a line by line basis or to combine certain lines of coverage into one loss pool with a single self-insured aggregate retention.  The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence or aggregate retention.  The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.

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

On January 20, 2006, the district court denied LJS’s motion to vacate the Class Determination Award and the United States Court of Appeals for the Fourth Circuit affirmed the district court’s decision on January 28, 2008.  A petition for a writ of certiorari filed in the United States Supreme Court seeking a review of the Fourth Circuit’s decision was denied on October 7, 2008.  The parties participated in mediation on April 24, 2008, without reaching resolution.  A second mediation is scheduled for February 28, 2009.

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

On September 2, 2005, a collective action lawsuit against the Company and KFC Corporation, originally styled Parler v. Yum Brands, Inc., d/b/a KFC, and KFC Corporation, was filed in the United States District Court for the District of Minnesota.  Plaintiffs alleged that they and other current and former KFC Assistant Unit Managers (“AUMs”) were improperly classified as exempt employees under the FLSA.  Plaintiffs sought overtime wages and liquidated damages.  On January 17, 2006, the District Court dismissed the claims against the Company with prejudice, leaving KFC Corporation as the sole defendant.  Plaintiffs amended the complaint on September 8, 2006, to add related state law claims on behalf of a putative class of KFC AUMs employed in Illinois, Minnesota, Nevada, New Jersey, New York, Ohio, and Pennsylvania.  On October 24, 2006, plaintiffs moved to decertify the conditionally certified FLSA action, and KFC Corporation did not oppose the motion.  On June 4, 2007, the District Court decertified the collective action and dismissed all opt-in plaintiffs without prejudice.  Subsequently, plaintiffs filed twenty-seven new cases around the country, most of which alleged a statewide putative collective/class action.  Plaintiffs also filed 324 individual arbitrations with the American Arbitration Association (“AAA”).  KFC filed a motion with the Judicial Panel on Multidistrict Litigation (“JPML”) to transfer all twenty-eight pending cases to a single district court for coordinated pretrial proceedings pursuant to the Multidistrict Litigation (“MDL”) statute, 28 U.S.C. § 1407.  KFC also filed a motion with the Minnesota District Court to enjoin the 324 AAA arbitrations on the ground that Plaintiffs waived the right to arbitrate by their participation in the Minnesota (Parler) litigation.  On January 3, 2008, the JPML granted KFC’s motion to transfer all of the pending court cases to the Minnesota District Court for discovery and pre-trial proceedings.  On January 4, 2008, KFC’s motion to enjoin the 324 arbitrations on the ground that plaintiffs have waived their right to arbitrate was granted.

On August 30, 2008, KFC and counsel for plaintiffs entered into a settlement in principle to resolve this matter.  On November 11, 2008, the parties entered into a formal Settlement Agreement and Release.  On November 20, 2008, the court entered an Order Granting Final Judgment.  The costs associated with the settlement did not significantly impact our results of operations.

On August 4, 2006, a putative class action lawsuit against Taco Bell Corp. styled Rajeev Chhibber vs. Taco Bell Corp. was filed in Orange County Superior Court.  On August 7, 2006, another putative class action lawsuit styled Marina Puchalski v. Taco Bell Corp. was filed in San Diego County Superior Court. Both lawsuits were filed by a Taco Bell RGM purporting to represent all current and former RGMs who worked at corporate-owned restaurants in California from August 2002 to the present.  The lawsuits allege violations of California’s wage and hour laws involving unpaid overtime and meal period violations and seek unspecified amounts in damages and penalties.  As of September 7, 2006, both cases have been consolidated in San Diego County.  Discovery is underway.

Based on plaintiffs’ revised class definition in their class certification motion, Taco Bell removed the case to federal court in San Diego on August 29, 2008.  Plaintiffs have sought to remand the case back to state court and the court took the matter under submission without a hearing on November 17, 2008.

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

On June 16, 2008, a putative class action lawsuit against Taco Bell Corp. and the Company styled Miriam Leyva vs. Taco Bell Corp., et al., was filed in Los Angeles Superior Court.  The case was filed on behalf of Leyva and purportedly all other California hourly employees and alleges failure to pay overtime, failure to provide meal and rest periods, failure to pay wages upon discharge, failure to provide itemized wage statements, unfair business practices and wrongful termination and discrimination.  This case is very similar to the Medlock case; accordingly, on July 3, 2008, Taco Bell filed a notice of related case.  The Company was dismissed from the case without prejudice on August 20, 2008.  Taco Bell removed the case to federal court in Los Angeles on January 23, 2009.  Plaintiff did not oppose removal, and the parties stipulated to transfer the case to the Eastern District of California, where the Medlock case is pending.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On April 11, 2008, Lisa Hardiman filed a Private Attorneys General Act (“PAGA”) complaint in the Superior Court of the State of California, County of Fresno against Taco Bell Corp., the Company and other related entities.  This lawsuit, styled Lisa Hardiman vs. Taco Bell Corp., et al., is filed on behalf of Hardiman individually and all other aggrieved employees pursuant to PAGA.  The complaint seeks penalties for alleged violations of California’s Labor Code.  On June 25, 2008, Hardiman filed an amended complaint adding class action allegations on behalf of hourly employees in California very similar to the Medlock case, including allegations of unpaid overtime, missed meal and rest periods, improper wage statements, non-payment of wages upon termination, unreimbursed business expenses and unfair or unlawful business practices in violation of California Business & Professions Code §17200.  On July 25, 2008, Taco Bell removed the case to the United States District Court for the Eastern District of California, and subsequently filed a notice of related case.  On July 31, 2008, the case was transferred to the same judge as in the Medlock case.  Taco Bell then filed a motion to strike the PAGA claims.  A scheduling conference is scheduled for February 27, 2009.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On November 5, 2008, a putative class action lawsuit against Taco Bell Corp. and the Company styled Loraine Naranjo vs. Taco Bell Corp., et al., was filed in Orange County Superior Court.  The case was filed on behalf of Naranjo and purportedly all other California employees and alleges failure to pay overtime, failure to reimburse for business related expenses, improper wage statements, failure to pay accrued vacation wages, failure to pay minimum wage and unfair business practices.  Taco Bell removed the case to federal court on December 5, 2008.  Plaintiffs did not oppose removal and agreed to transfer the case to the Eastern District of California, where the Medlock case is pending.  The Company filed a motion to dismiss on December 15, 2008, which was denied on January 20, 2009.

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

The parties participated in mediation on February 10, 2009 without reaching resolution, but plan to continue to explore potential settlement options.

KFC denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On October 14, 2008, a putative class action styled Kenny Archila v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.

KFC removed the case to the United States District Court for the Central District of California on January 7, 2009.  No court deadlines have yet been set.

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

The parties participated in mediation on March 25, 2008, without reaching resolution.  A new trial court judge was assigned on April 4, 2008.  The court ordered supplemental discovery and heard Taco Bell’s motion for partial summary judgment regarding statute of limitations on November 5, 2008, which was denied.  Cross motions for summary judgment regarding ADA issues, and cross motions for summary judgment regarding state law issues, are scheduled to be filed in late summer, 2009.

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

On December 6, 2006, a lawsuit styled Tyler Vormittag, et. al. v. Taco Bell Corp, Taco Bell of America, Inc. and Yum! Brands, Inc. was filed in the Supreme Court of the State of New York, County of Suffolk.  Mr. Vormittag, a minor, alleges he became ill after consuming food purchased from a Taco Bell restaurant in Riverhead, New York, which was allegedly contaminated with E. coli 0157:H7.  Subsequently, thirty-five other cases have been filed naming the Company, Taco Bell Corp., Taco Bell of America, and/or other subsidiaries of the Company, each alleging similar facts on behalf of other customers.  Additionally, the Company has received a number of claims from customers who have alleged injuries related to the E. coli outbreak, but have not filed lawsuits.

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

Note 22 – Selected Quarterly Financial Data (Unaudited)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$2,094	$2,323	$2,482	$2,944	$9,843
Franchise and license fees	314	330	353	439	1,436
Total revenues	2,408	2,653	2,835	3,383	11,279
Restaurant profit(a)	308	311	358	401	1,378
Operating Profit(b)	424	315	407	360	1,506
Net income	254	224	282	204	964
Basic earnings per common share	0.52	0.47	0.60	0.44	2.03
Diluted earnings per common share	0.50	0.45	0.58	0.43	1.96
Dividends declared per common share	0.15	0.19	—	0.38	0.72

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,942	$2,073	$2,243	$2,842	$9,100
Franchise and license fees	281	294	321	420	1,316
Total revenues	2,223	2,367	2,564	3,262	10,416
Restaurant profit(a)	288	310	353	376	1,327
Operating Profit	316	310	401	330	1,357
Net income	194	214	270	231	909
Basic earnings per common share	0.36	0.41	0.52	0.45	1.74
Diluted earnings per common share	0.35	0.39	0.50	0.44	1.68
Dividends declared per common share	—	0.15	—	0.30	0.45

(a)
Restaurant profit is defined as Company sales less expenses incurred directly by Company restaurants in generating Company sales.  These expenses are presented as subtotals on our Consolidated Statements of Income.

(b)
Operating Profit includes a gain of $68 million, loss of $3 million and loss of $26 million in the first, second and fourth quarters of 2008, respectively, related to the gain on the sale of our interest in our Japan unconsolidated affiliate and charges related to the U.S. business transformation measures.  See Note 5.

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

We maintain a system of internal control over financial reporting, designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition.  The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity.  We have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 27, 2008.  Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified.

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

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 27, 2008 provide reasonable assurance that our assets are reasonably safeguarded.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 27, 2008.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their reports, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 27, 2008.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2008.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2008.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2008.

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

Date:	February 23, 2009

YUM! BRANDS, INC.

By:	/s/ David C. Novak

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David C. Novak David C. Novak	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	February 23, 2009
/s/ Richard T. Carucci Richard T. Carucci	Chief Financial Officer (principal financial officer)	February 23, 2009
/s/ Ted F. Knopf Ted F. Knopf	Senior Vice President Finance and Corporate Controller (principal accounting officer)	February 23, 2009
/s/ David W. Dorman David W. Dorman	Director	February 23, 2009
/s/ Massimo Ferragamo Massimo Ferragamo	Director	February 23, 2009
/s/ J. David Grissom J. David Grissom	Director	February 23, 2009
/s/ Bonnie G. Hill Bonnie G. Hill	Director	February 23, 2009
/s/ Robert Holland, Jr. Robert Holland, Jr.	Director	February 23, 2009
/s/ Kenneth G. Langone Kenneth G. Langone	Director	February 23, 2009
/s/ Jonathan S. Linen Jonathan S. Linen	Director	February 23, 2009
/s/ Thomas C. Nelson Thomas C. Nelson	Director	February 23, 2009
/s/ Thomas M. Ryan Thomas M. Ryan	Director	February 23, 2009
/s/ Jing-Shyh S. Su Jing-Shyh S. Su	Vice-Chairman of the Board	February 23, 2009
/s/ Jackie Trujillo Jackie Trujillo	Director	February 23, 2009
/s/ Robert D. Walter Robert D. Walter	Director	February 23, 2009

YUM! Brands, Inc.
Exhibit Index
(Item 15)

Exhibit Number	Description of Exhibits

3.1	Restated Articles of Incorporation of YUM dated September 12, 2008 (as filed herewith).

3.2	Amended and restated Bylaws of YUM, which are incorporated herein by reference from Exhibit 3.2 on Form 8-K filed on May 17, 2002.

4.1
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

10.6
Amended and Restated Credit Agreement, dated November 29, 2007 among YUM, the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Lead Arrangers and Bookrunners and Citibank N.A., as Syndication Agent, which is incorporated herein by reference from Exhibit 10.6 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

10.18†
YUM Long Term Incentive Plan, as Amended through the Third Amendment, as effective May 15 2008,  which is incorporated herein by reference from Appendix I to YUM’s Definitive Proxy Statement on Form DEF 14A for the Annual Meeting of Shareholders held on May 15, 2008.

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

10.30
Amended and Restated Credit Agreement, dated November 29, 2007, among YUM, the lenders party thereto, Citigroup Global Markets Ltd. and J.P. Morgan Securities Inc., as Lead Arrangers and Bookrunners, and Citigroup International Plc and Citibank, N.A., Canadian Branch, as Facility Agents, which is incorporated herein by reference from Exhibit 10.30 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

10.33†
1999 Long Term Incentive Plan Award (Restricted Stock Unit Agreement) by and between the Company and David C. Novak, dated as of January 24, 2008, which is incorporated herein by reference from Exhibit 10.33 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

†           Indicates a management contract or compensatory plan.