Form 10-Q
period 2009-03-21
YUM BRANDS INC
filed 2009-04-28
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)
[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended March 21, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [Ö]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer:  [Ö] Accelerated filer:  [  ] Non-accelerated filer:  [  ] Smaller reporting company:  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [Ö]

The number of shares outstanding of the Registrant’s Common Stock as of April 20, 2009 was 461,585,845 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter
Revenues	3/21/09	3/22/08
Company sales	$1,918	$2,094
Franchise and license income	299	319
Total revenues	2,217	2,413

Costs and Expenses, Net
Company restaurants
Food and paper	611	669
Payroll and employee benefits	457	533
Occupancy and other operating expenses	542	584
Company restaurant expenses	1,610	1,786
General and administrative expenses	255	276
Franchise and license expenses	20	19
Closures and impairment (income) expenses	4	(2)
Refranchising (gain) loss	(14)	25
Other (income) expense	(9)	(117)
Total costs and expenses, net	1,866	1,987
Operating Profit	351	426
Interest expense, net	53	53
Income Before Income Taxes	298	373
Income tax provision	79	117
Net Income – including noncontrolling interest	219	256
Net Income – noncontrolling interest	1	2
Net Income – YUM! Brands, Inc.	$218	$254

Basic Earnings Per Common Share	$0.47	$0.52

Diluted Earnings Per Common Share	$0.46	$0.50

Dividends Declared Per Common Share	$—	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter
	3/21/09	3/22/08
Cash Flows – Operating Activities
Net Income – YUM! Brands, Inc.	$218	$254
Depreciation and amortization	117	120
Closures and impairment (income) expenses	4	(2)
Refranchising (gain) loss	(14)	25
Contributions to defined benefit pension plans	(6)	—
Gain on sale of interest in Japan unconsolidated affiliate	—	(100)
Deferred income taxes	(5)	19
Equity income from investments in unconsolidated affiliates	(10)	(11)
Excess tax benefits from share-based compensation	(8)	(9)
Share-based compensation expense	13	15
Changes in accounts and notes receivable	(7)	(3)
Changes in inventories	19	6
Changes in prepaid expenses and other current assets	(1)	(5)
Changes in accounts payable and other current liabilities	(75)	(34)
Changes in income taxes payable	(1)	30
Other non-cash charges and credits, net	53	62
Net Cash Provided by Operating Activities	297	367

Cash Flows – Investing Activities
Capital spending	(143)	(132)
Proceeds from refranchising of restaurants	36	19
Acquisition of restaurants from franchisees	(20)	—
Sales of property, plant and equipment	1	7
Other, net	(2)	3
Net Cash Used in Investing Activities	(128)	(103)

Cash Flows – Financing Activities
Repayments of long-term debt	(2)	(4)
Revolving credit facilities, three months or less, net	(43)	433
Short-term borrowings by original maturity
More than three months - proceeds	—	—
More than three months - payments	—	—
Three months or less, net	4	24
Repurchase shares of Common Stock	—	(994)
Excess tax benefits from share-based compensation	8	9
Employee stock option proceeds	21	12
Dividends paid on Common Stock	(87)	(75)
Net Cash Used in Financing Activities	(99)	(595)
Effect of Exchange Rates on Cash and Cash Equivalents	3	6
Net Increase (Decrease) in Cash and Cash Equivalents	73	(325)
Change in Cash and Cash Equivalents due to consolidation of an entity in China	—	17
Cash and Cash Equivalents - Beginning of Period	216	789
Cash and Cash Equivalents - End of Period	$289	$481

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	3/21/09	12/27/08
ASSETS
Current Assets
Cash and cash equivalents	$289	$216
Accounts and notes receivable, less allowance: $25 in 2009 and $23 in 2008	283	229
Inventories	124	143
Prepaid expenses and other current assets	191	172
Deferred income taxes	78	81
Advertising cooperative assets, restricted	100	110
Total Current Assets	1,065	951

Property, plant and equipment, net of accumulated depreciation and amortization of $3,211 in 2009 and $3,187 in 2008	3,670	3,710
Goodwill	615	605
Intangible assets, net	332	335
Investments in unconsolidated affiliates	32	65
Other assets	558	561
Deferred income taxes	298	300
Total Assets	$6,570	$6,527

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and other current liabilities	$1,267	$1,473
Income taxes payable	108	114
Short-term borrowings	30	25
Advertising cooperative liabilities	100	110
Total Current Liabilities	1,505	1,722

Long-term debt	3,512	3,564
Other liabilities and deferred credits	1,377	1,335
Total Liabilities	6,394	6,621

Shareholders’ Equity (Deficit)
Common Stock, no par value, 750 shares authorized; 461 shares and 459 shares issued in 2009 and 2008, respectively	63	7
Retained earnings	521	303
Accumulated other comprehensive income (loss)	(416)	(418)
Total Shareholders’ Equity (Deficit) – YUM! Brands, Inc.	168	(108)
Noncontrolling interest	8	14
Total Shareholders’ Equity (Deficit)	176	(94)
Total Liabilities and Shareholders’ Equity (Deficit)	$6,570	$6,527

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

1.	Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the fiscal year ended December 27, 2008 (“2008 Form 10-K”).  Except as disclosed herein, there has been no material change in the information disclosed in the Notes to our Consolidated Financial Statements included in the 2008 Form 10-K.

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprise the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”).  References to YUM throughout these Notes to our Financial Statements are made using the first person notations of “we,” “us” or “our.”

YUM’s business consists of three reporting segments:  United States, YUM Restaurants International (“YRI” or “International Division”) and YUM Restaurants China (“China Division”).  The China Division includes mainland China (“China”), Thailand, and KFC Taiwan, and YRI includes the remainder of our international operations.

In 2008, we began consolidating an entity in which we have a majority ownership interest and that operates the KFCs in Beijing, China.  The increase in cash related to the consolidation of this entity’s January 1, 2008 cash balance is presented as a single line item on our Condensed Consolidated Statement of Cash Flows.

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2008 Form 10-K, our financial position as of March 21, 2009, and the results of our operations and cash flows for the quarters ended March 21, 2009 and March 22, 2008.  Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items in the accompanying Financial Statements and Notes to the Financial Statements for the prior period in order to be comparable with the current classifications.  As discussed in our 2008 Form 10-K, we have begun reporting capital spending on our Condensed Consolidated Statements of Cash Flows excluding the impact of purchases that have been accrued but not yet paid.  For the quarter ended March 22, 2008 this resulted in increased Capital spending of $19 million with an offsetting impact to Changes in accounts payable and other current liabilities.  Also, as rental income from franchisees has increased over time and is anticipated to continue to increase, we believe it is more appropriate to report such income as Franchise and license income as opposed to a reduction in Franchise and license expenses, as it has historically been reported.  For the quarter ended March 22, 2008 this resulted in an increase of $5 million in both Franchise and license expenses and Franchise and license income in our Condensed Consolidated Statement of Income.  A similar amount of rental income was reported in Franchise and license income in the current quarter.  These reclassifications had no effect on previously reported Net Income.

2.	Earnings Per Common Share (“EPS”)

	Quarter ended
	3/21/09	3/22/08
Net Income – YUM! Brands, Inc.	$218	$254

Weighted-average common shares outstanding (for basic calculation)	466	486
Effect of dilutive share-based employee compensation	13	18
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	479	504
Basic EPS	$0.47	$0.52
Diluted EPS	$0.46	$0.50
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	15.3	4.2

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

3.	Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarter ended March 22, 2008, as indicated below.  All amounts exclude applicable transaction fees.  We had no share repurchases in the quarter ended March 21, 2009.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased
Authorization Date	2009	2008	2009	2008
January 2008	—	4,847	$—	$168
October 2007	—	22,875	—	813
Total	—	27,722	$—	$981	(a)

(a)	Amount excludes the effect of $13 million in share repurchases (0.4 million shares) with trade dates prior to the 2007 fiscal year end but cash settlement dates subsequent to the 2007 fiscal year end.

Comprehensive income was as follows:
	Quarter ended
	3/21/09	3/22/08
Net Income – YUM! Brands, Inc.	$218	$254
Foreign currency translation adjustment arising during the period	(8)	8
Foreign currency translation adjustment included in Net Income	—	(25)
Changes in fair value of derivatives, net of tax	14	10
Reclassification of derivative (gains) losses to Net Income, net of tax	(6)	(9)
Reclassification of pension actuarial losses to Net Income, net of tax	2	1
Total comprehensive income	$220	$239

4.	U.S. Business Transformation

As part of our plan to transform our U.S. business we took several measures in 2008 and are taking similar measures in 2009 (“the U.S. business transformation measures”).  These measures include: expansion of our U.S. refranchising; charges relating to General and Administrative (“G&A”) productivity initiatives and realignment of resources (primarily severance and early retirement costs);  and investments in our U.S. Brands made on behalf of our franchisees such as equipment purchases.

In the quarter ended March 21, 2009, we refranchised 109 restaurants in the U.S. resulting in a pre-tax gain of $14 million.  In the quarter ended March 22, 2008, we recorded net refranchising losses of $26 million in the U.S. primarily due to our offers to refranchise approximately 300 Long John Silver’s restaurants.

In connection with our G&A productivity initiatives and realignment of resources we recorded a pre-tax charge of $4 million and $5 million in the quarters ended March 21, 2009 and March 22, 2008, respectively.  The unpaid current liability for the severance portion of these charges was $22 million as of March 21, 2009.  Severance payments in the quarter ended March 21, 2009 totaled approximately $8 million.

Additionally, the Company recognized $27 million in the quarter ended March 21, 2009 related to investments in our U.S. Brands.  These investments reflect our reimbursements to, or obligations to reimburse, KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  These investments were recorded as a reduction to Franchise and license income in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.  In the quarter ended March 22, 2008, the Company recognized pre-tax expense of $1 million related to investments in our U.S. Brands.

We are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes as we do not believe they are indicative of our ongoing operations.

5.	Recently Adopted Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” which permitted a one-year deferral for the implementation of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning in the quarter ended March 21, 2009, we adopted SFAS 157 for such non-financial assets and liabilities, which, for the Company, primarily includes long-lived assets, goodwill and intangibles.  Such non-financial assets and liabilities measured at fair value in the quarter ended March 21, 2009 were not significant and the full adoption of SFAS 157 did not materially impact the Company’s results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R, which is broader in scope than SFAS 141, applies to all transactions or other events in which an entity obtains control of one or more businesses, and requires that the acquisition method be used for such transactions or events.  SFAS 141R, with limited exceptions, will require an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This will result in acquisition related costs and anticipated restructuring costs related to the acquisition being recognized separately from the business combination.  The Company adopted SFAS 141R on December 28, 2008.  Adoption of SFAS 141R did not significantly impact the accounting for the Company’s acquisitions of franchise restaurants in the quarter ended March 21, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and changed the accounting and reporting for noncontrolling interests, which are the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 was effective for the quarter ended March 21, 2009 for the Company and requires retroactive adoption of its presentation and disclosure requirements.  There is a noncontrolling interest in an entity that operates the KFCs in Beijing, China that is consolidated by the Company.  SFAS 160 requires us to report net income attributable to the noncontrolling interest in this entity separately on the face of our Condensed Consolidated Statements of Income.  In 2008 we reported Operating Profit attributable to the noncontrolling interest as an Other expense and the related tax impact as a reduction to our Income tax provision.  Additionally, SFAS 160 required that the portion of equity in the entity not attributable to the Company be reported within equity, separately from the Company’s equity, in the Condensed Consolidated Balance Sheet.  In 2008 we reported this amount within Other liabilities and deferred credits.  As required, the presentation requirements of SFAS 160 were applied retroactively to the quarter ended March 22, 2008.  In the quarter ended March 21, 2009, the entity that operates the KFCs in Beijing, China declared a dividend of $7 million payable to the noncontrolling interest, resulting in a reduction in the equity attributable to the noncontrolling interest.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 161 was effective for the quarter ended March 21, 2009 for the Company, and we have included the required disclosures in Note 11.

6.	New Accounting Pronouncements Not Yet Adopted

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

In April 2009, the FASB issued FSP No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”.  These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments.  Additionally, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures of fair value of certain financial instruments in interim financial statements.  We do not anticipate the adoption of these FSPs will materially impact the Company.  These FSPs are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009, the quarter ending September 5, 2009 for the Company.

7.	Facility Actions

Refranchising (gain) loss, Store closure (income) costs and Store impairment charges by reportable segment are as follows:

	Quarter ended March 21, 2009
	U.S.	YRI	China Division	Worldwide
Refranchising (gain) loss(a)	$(14)	$—	$—	$(14)

Store closure (income) costs(b)	$1	$1	$1	$3
Store impairment charges	1	—	—	1
Closure and impairment (income) expenses	$2	$1	$1	$4

	Quarter ended March 22, 2008
	U.S.	YRI	China Division	Worldwide
Refranchising (gain) loss(a)	$26	$(1)	$—	$25

Store closure (income) costs(b)	$(2)	$(2)	$—	$(4)
Store impairment charges	1	1	—	2
Closure and impairment (income) expenses	$(1)	$(1)	$—	$(2)

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

Assets held for sale at March 21, 2009 and December 27, 2008 total $24 million and $31 million, respectively, of U.S. property, plant and equipment and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

8.	Other (Income) Expense

	Quarter ended
	3/21/09	3/22/08
Equity income from investments in unconsolidated affiliates	$(10)	$(11)
Gain upon sale of investment in unconsolidated affiliate(a)	—	(100)
Foreign exchange net (gain) loss and other	1	(6)
Other (income) expense	$(9)	$(117)

(a)	Quarter ended March 22, 2008 reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See our 2008 Form 10-K for further discussion of this transaction.

9.	Reportable Operating Segments

In connection with our U.S. business transformation measures our reported segment results began reflecting increased allocations of certain expenses in 2009 that were previously reported as unallocated and corporate G&A expenses.  While our consolidated results were not impacted, we believe the revised allocation better aligns costs with accountability of our segment managers.  These revised allocations are being used by our Chairman and Chief Executive Officer, in his role as chief operating decision maker, in his assessment of operating performance.  We have restated segment information for the quarter ended March 22, 2008 to be consistent with the current period presentation.  This resulted in a $12 million decrease in Unallocated and corporate G&A expense and increases in U.S. and YRI G&A expense of $11 million and $1 million, respectively, for the quarter ended March 22, 2008.

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter ended
Revenues	3/21/09	3/22/08
United States	$1,046	$1,192
International Division(a)	581	701
China Division (b)	617	520
Unallocated Franchise and license income(c)(f)	(27)	—
	$2,217	$2,413

	Quarter ended
Operating Profit	3/21/09	3/22/08
United States	$157	$146
International Division	123	138
China Division(d)	131	103
Unallocated Franchise and license income(c)(f)	(27)	—
Unallocated and corporate G&A expenses(f)	(46)	(42)
Unallocated Other income (expense)(e)(f)	(1)	106
Unallocated Refranchising gain (loss)(f)	14	(25)
Operating Profit	351	426
Interest expense, net	(53)	(53)
Income Before Income Taxes	$298	$373

(a)	Includes revenues of $233 million and $295 million for the quarters ended March 21, 2009 and March 22, 2008, respectively, for entities in the United Kingdom.

(b)	Includes revenues of approximately $569 million and $471 million for the quarters ended March 21, 2009 and March 22, 2008, respectively, in mainland China.

(c)	Amount consists of reimbursements to, or obligations to reimburse, KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken. See Note 4.

(d)	Includes equity income from investments in unconsolidated affiliates of $10 million for both the quarters ended March 21, 2009 and March 22, 2008 for the China Division.

(e)
The quarter ended March 22, 2008 includes a $100 million gain recognized on the sale of our interest in our unconsolidated affiliate in Japan.  See our 2008 Form 10-K for further discussion of this transaction.

(f)	Amounts have not been allocated to the U.S., YRI or China Division segments for performance reporting purposes.

10.	Pension Benefits

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

The components of net periodic benefit cost associated with our U.S. pension plans and significant International pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended		Quarter ended
	3/21/09	3/22/08	3/21/09	3/22/08
Service cost	$6	$7	$1	$2
Interest cost	13	12	2	2
Expected return on plan assets	(13)	(12)	(1)	(2)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	3	2	—	—
Net periodic benefit cost	$9	$9	$2	$2

We contributed $6 million to our U.K. plans during the quarter ended March 21, 2009.  Subsequent to the quarter ended March 21, 2009 we made contributions of $84 million to the Plan.  No additional contributions to the Plan are anticipated in 2009.  The U.K. plans are currently under review to determine if additional pension funding payments will be committed to in 2009.

11.	Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our debt.  Under the contracts, we agree with other parties to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount.  At March 21, 2009, our interest rate derivative instruments outstanding had notional amounts of $775 million.  These swaps have reset dates and floating rate indices which match those of our underlying fixed-rate debt and have been designated as fair value hedges of a portion of that debt.  As the swaps qualify for the short-cut method under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item.  At March 21, 2009, foreign currency forward contracts outstanding had a total notional amount of $482 million.

The fair values of Derivatives designated as hedging instruments under SFAS 133 at the quarter ended March 21, 2009 were:

	Fair Value	Condensed Consolidated Balance Sheet Location
Interest Rate Swaps	$58	Other assets
Foreign Currency Forwards – Asset	38	Prepaid expenses and other current assets
Foreign Currency Forwards – Liability	(4)	Accounts payable and other current liabilities
Total	$92

The unrealized gains associated with our interest rate swaps have been reported as an addition of $55 million to long-term debt at March 21, 2009.  Interest expense, net was reduced by $3 million during the quarter ended March 21, 2009 for recognized gains on these interest rate swaps.

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Other Comprehensive Income (“OCI”) and reclassified into income from OCI in the quarter ended March 21, 2009.

Gains (losses) recognized into OCI, net of tax	$14
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$6

The gains reclassified from Accumulated OCI into income were recognized as Other income in our Condensed Consolidated Statement of Income, largely offsetting foreign currency transaction losses recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the quarter ended March 21, 2009.

Additionally, we had a net deferred loss of $9 million, net of tax as of March 21, 2009 within Accumulated OCI due to treasury locks and forward starting interest rate swaps that were cash settled in previous years.  The majority of this loss arose from the settlement of forward starting interest rate swaps entered into prior to the issuance of Senior Unsecured Notes due in 2037 and is being reclassified into earnings through 2037 to interest expense.  In the quarter ended March 21, 2009, an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  Recent adverse developments in the global financial and credit markets could negatively impact the creditworthiness of our counterparties and cause one or more of our counterparties to fail to perform as expected.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At March 21, 2009, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings.  To date, all counterparties have performed in accordance with their contractual obligations.

12.	Fair Value Measurements

The following table presents the fair values for those financial assets and liabilities measured on a recurring basis as of March 21, 2009 and December 27, 2008:

		Fair Value Measurements at March 21, 2009
Description	Total	Level 1(a)	Level 2(b)	Level 3(c)
Foreign Currency Forwards, net	$34	$—	$34	$—
Interest Rate Swaps, net	58	—	58	—
Other Investments(d)	9	9	—	—
Total	$101	$9	$92	$—

		Fair Value Measurements at December 27, 2008
Description	Total	Level 1(a)	Level 2(b)	Level 3(c)
Foreign Currency Forwards, net	$12	$—	$12	$—
Interest Rate Swaps, net	62	—	62	—
Other Investments(d)	10	10	—	—
Total	$84	$10	$74	$—

(a)	Inputs based upon quoted prices in active markets for identical assets.

(b)	Inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly.

(c)	Inputs that are unobservable for the asset.

(d)
The Other Investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.

13.	Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2026.  As of March 21, 2009, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $450 million.  The present value of these potential payments discounted at our pre-tax cost of debt at March 21, 2009 was approximately $325 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at March 21, 2009 was not material.

Franchise Loan Pool and Equipment Guarantees

We have provided a partial guarantee of approximately $15 million of a franchisee loan program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs at March 21, 2009.  We have also provided two letters of credit totaling approximately $23 million in support of the franchisee loan program.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were approximately $46 million at March 21, 2009.

In addition to the guarantee described above, YUM has provided guarantees of approximately $36 million on behalf of franchisees for several equipment financing programs related to specific initiatives, the most significant of which was the purchase of ovens by KFC franchisees for the launch of Kentucky Grilled Chicken.  We have provided a letter of credit totaling $5 million which could be used if we fail to meet our obligations under our guarantee under one equipment financing program.  The total loans outstanding under these equipment financing programs were approximately $46 million at March 21, 2009.

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

On January 20, 2006, the district court denied LJS’s motion to vacate the Class Determination Award and the United States Court of Appeals for the Fourth Circuit affirmed the district court’s decision on January 28, 2008.  A petition for a writ of certiorari filed in the United States Supreme Court seeking a review of the Fourth Circuit’s decision was denied on October 7, 2008.  The parties participated in mediation on April 24, 2008, and again on February 28, 2009, without reaching resolution.  Arbitration on liability during a portion of the alleged restitution policy period is currently scheduled for November 2009.

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

Based on plaintiffs’ revised class definition in their class certification motion, Taco Bell removed the case to federal court in San Diego on August 29, 2008.  On March 17, 2009, the court granted plaintiffs’ motion to remand.  A hearing on plaintiffs’ class certification motion is scheduled for July 10, 2009.

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

On March 24, 2008, plaintiff filed a motion for leave to file a second amended complaint adding a nationwide FLSA claim for unpaid overtime.  Taco Bell opposed the motion and on June 10, 2008 the court denied plaintiff’s motion to amend.  Discovery is underway.  A hearing on Taco Bell’s motion to consolidate this case with the Leyva, Hardiman and Naranjo matters is scheduled for May 11, 2009.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On June 16, 2008, a putative class action lawsuit against Taco Bell Corp. and the Company styled Miriam Leyva vs. Taco Bell Corp., et al., was filed in Los Angeles Superior Court.  The case was filed on behalf of Leyva and purportedly all other California hourly employees and alleges failure to pay overtime, failure to provide meal and rest periods, failure to pay wages upon discharge, failure to provide itemized wage statements, unfair business practices and wrongful termination and discrimination.  This case is very similar to the Medlock case.  The Company was dismissed from the case without prejudice on August 20, 2008.

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

On March 26, 2009, Taco Bell was served with a putative class action lawsuit filed in Orange County Superior Court against Taco Bell and the Company styled Endang Widjaja vs. Taco Bell Corp., et al.  The case was filed on behalf of Widjaja, a former California hourly assistant manager, and purportedly all other individuals employed in Taco Bell’s California restaurants as managers and alleges failure to reimburse for business related expenses, failure to provide rest periods, unfair business practices and conversion.  This case appears to be duplicative of Taco Bell’s other pending hourly class action cases (Medlock, Hardiman, Leyva and Naranjo).

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

The parties participated in mediation on February 10, 2009 without reaching resolution, but later agreed to a settlement in principle.  Settlement documents are now being finalized for submission to the court.  The expected costs associated with the settlement were recorded in the quarter ended March 21, 2009 and did not significantly impact our results of operations.

On October 14, 2008, a putative class action styled Kenny Archila v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.

KFC removed the case to the United States District Court for the Central District of California on January 7, 2009.  The parties are currently engaging in discovery.  A trial date has been set for August 11, 2009.

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

The parties participated in mediation on March 25, 2008, and again on March 26, 2009, without reaching resolution. Taco Bell plans to file its motion for summary judgment on the ADA claims during July, 2009.  A hearing on the motion is scheduled for September 23, 2009.

Taco Bell has denied liability and intends to vigorously defend against all claims in this lawsuit.  Taco Bell has taken certain steps to address potential architectural and structural compliance issues at the restaurants in accordance with applicable state and federal disability access laws.  The costs associated with addressing these issues have not significantly impacted our results of operations.  It is not possible at this time to reasonably estimate the probability or amount of liability for monetary damages on a class wide basis to Taco Bell.

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

14.	Subsequent Event

Little Sheep Acquisition

On March 24, 2009, our China Division paid approximately $44 million to purchase 14% of the outstanding common shares of Little Sheep Group Limited (“Little Sheep”), headquartered in Inner Mongolia.  Upon regulatory approval, anticipated during the third quarter of 2009, we will purchase an additional 6% of Little Sheep for $19 million.

Little Sheep is the leading brand in China’s “Hot Pot” restaurant category with 375 restaurants, primarily in China as well as Hong Kong, Japan, Canada and the U.S.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Note Regarding Forward-Looking Statements and our annual report on Form 10-K for the fiscal year ended December 27, 2008.  Throughout the MD&A, YUM! Brands, Inc. (“YUM” or the “Company”) makes reference to certain performance measures as described below.

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

Description of Business

YUM is the world’s largest restaurant company based on number of system units, with more than 36,000 units in more than 110 countries and territories operating under the KFC, Pizza Hut, Taco Bell, Long John Silver’s and A&W All-American Food Restaurants brands.  Four of the Company’s restaurant brands – KFC, Pizza Hut, Taco Bell and Long John Silver’s – are the global leaders in the quick-service chicken, pizza, Mexican-style food and seafood categories, respectively.  Of the over 36,000 restaurants, 21% are operated by the Company, 73% are operated by franchisees and unconsolidated affiliates and 6% are operated by licensees.

YUM’s business consists of three reporting segments:  United States, YUM Restaurants International (“YRI” or “International Division”) and YUM Restaurants China (“China Division”).  The China Division includes mainland China (“China”), Thailand and KFC Taiwan, and YRI includes the remainder of our international operations.  The China Division and YRI have been experiencing dramatic growth and now represent over 60% of the Company’s operating profits.  The U.S. business operates in a highly competitive marketplace resulting in slower profit growth, but continues to produce strong cash flows.

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

Drive Aggressive International Expansion and Build Strong Brands Everywhere – The Company and its franchisees opened over 900 new restaurants in 2008 in the Company’s International Division, representing 9 straight years of opening over 700 restaurants.  The International Division generated $528 million in Operating Profit in 2008 up from $186 million in 1998.  The Company expects to continue to experience strong growth by building our existing markets and growing in new markets including India, France and Russia.  Our ongoing earnings growth model includes annual Operating Profit growth of 10% driven by new unit development and same store sales growth for YRI.  New unit development is expected to contribute to system sales growth of at least 6% each year.

Dramatically Improve U.S. Brand Positions, Consistency and Returns – The Company continues to focus on improving its U.S. position through differentiated products and marketing and an improved customer experience.  The Company also strives to provide industry leading new product innovation which adds sales layers and expands day parts.  We are the leader in multibranding, with more than 4,700 restaurants providing customers two or more of our brands at a single location.  We continue to evaluate our returns and ownership positions with an earn the right to own philosophy on Company owned restaurants.  Our ongoing earnings growth model calls for annual Operating Profit growth of 5% in the U.S. with same store sales growth of 2% to 3% and leverage of our General and Administrative (“G&A”) infrastructure.

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

Details of our 2009 Guidance by division as of December 2008 can be found online at http://www.yum.com/investors/news.asp and http://investors.yum.com/phoenix.zhtml?c=117941&p=irol-newsEarnings.

Quarter Ended March 21, 2009 Highlights

•	Worldwide same store sales growth of 1%, including 2% in mainland China and 6% in YRI, partially offset by a decline of 2% in the U.S.

•	International development of 256 new units including a first quarter record 98 new units in mainland China

•	Worldwide system sales growth of 4%, excluding foreign currency translation, including 12% in mainland China, 10% in YRI and a decline of 2% in the U.S.

•	Worldwide restaurant margin improvement of 1.4 percentage points

•	Operating Profit growth, excluding foreign currency translation, of 21% in the China Division, 7% in the U.S. and 4% in YRI

•	Diluted EPS decrease of $0.04, or 10%, due to lap of $0.13 per share gain in 2008 from the sale of our minority interest in KFC Japan

All preceding comparisons are versus the same period a year ago.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters ended March 21, 2009 and March 22, 2008 and/or could impact comparability with the remainder of our results in 2009 or beyond.  Certain of these factors were previously discussed in our 2008 Form 10-K.

Commodity Costs

During 2008 we experienced significant commodity inflation in the U.S. and China Divisions.  In the quarter ended March 21, 2009 commodity inflation began to moderate, with increases of only $9 million and $3 million experienced in the U.S. and China Divisions, respectively.  As a result of pricing actions we took to cover commodity inflation, primarily in 2008, our restaurant margin in both Divisions was better than anticipated in the quarter ended March 21, 2009.  In the U.S., restaurant margin as a percentage of sales increased 0.8 percentage points versus the quarter ended March 22, 2008 despite a company same store sales decline of 2%.  In the China Division, restaurant margin as a percentage of sales increased 1.7 percentage points versus the quarter ended March 22, 2008 primarily due to higher average guest check driving company same store sales growth of 2%.  For the full year we now expect modest commodity inflation in the U.S. and commodity deflation of approximately $50 million in the China Division.

YRI also anticipates commodity inflation to moderate as 2009 progresses, though to a lesser extent due to a higher percentage of fixed price commodity commitments and the impact of a strengthening U.S. Dollar on commodity purchases denominated in that currency.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates negatively impacted the translation of our foreign currency denominated Operating Profit in our International Division by $21 million and positively impacted Operating Profit in our China Division by $6 million for the quarter ended March 21, 2009.  Given the nature and volatility of the foreign currency markets the full year forecasted foreign currency impact is difficult to quantify.  However, for YRI we currently expect Operating Profit to be negatively impacted by foreign currency translation of nearly $25 million in the second quarter with continued negative impact in the second half of the year.  We do not anticipate that the impact of foreign currency translation on the China Division’s Operating Profit will be significant in the remainder of 2009.

Significant Gains and Charges

As part of our plan to transform our U.S. business we took several measures in 2008 and are taking similar measures in 2009 that we do not believe are indicative of our ongoing operations.  These measures (“the U.S. business transformation measures”) include: expansion of our U.S. refranchising, potentially reducing our Company ownership in the U.S. to below 10%; charges relating to G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs); and investments in our U.S. Brands made on behalf of our franchisees such as equipment purchases.  As discussed in Note 4, we are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes.

We recorded a pre-tax gain of $14 million and a pre-tax loss of $26 million from refranchising in the U.S. for the quarters ended March 21, 2009 and March 22, 2008, respectively.  The refranchising losses recorded for the quarter ended March 22, 2008 were primarily due to our refranchising of, or our offers to refranchise, stores or groups of stores for a price less than their carrying values.  The refranchising gains and losses are more fully discussed in Note 7 and the Store Portfolio Strategy Section of the MD&A.

In connection with our G&A productivity initiatives and realignment of resources we recorded pre-tax charges of $4 million and $5 million in the quarters ended March 21, 2009 and March 22, 2008, respectively.

Additionally, the Company recognized a reduction to Franchise and license income of $27 million, pre-tax, in the quarter ended March 21, 2009 related to investments in our U.S. Brands.  These investments reflect our reimbursements to, or obligations to reimburse, KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  In the quarter ended March 22, 2008, the Company recognized pre-tax expense of $1 million related to the investments in our U.S. Brands.

During the quarter ended March 22, 2008 losses suffered as a result of our U.S. business transformation measures were more than offset by a pre-tax gain of approximately $100 million related to the sale of our interest in our unconsolidated affiliate in Japan.  This gain was recorded in Other (income) expense in our Condensed Consolidated Statement of Income and was not allocated to any segment for performance reporting purposes.

In 2009, we currently expect to refranchise 500 restaurants in the U.S.  The impact of this refranchising on our 2009 results will be determined by the stores that we are able to sell and the specific prices we are able to obtain for these stores.  For fiscal year 2009, the expenses related to the U.S. G&A productivity initiatives and realignment of resources are expected to total approximately $10 million and investments in our U.S. Brands are expected to total approximately $30 million.

We currently anticipate ongoing G&A savings of approximately $70 million, primarily within the U.S. segment, as a result of the U.S. business transformation measures we took in 2008 and are taking in 2009.

Segment Reporting Changes

In connection with our U.S. business transformation measures our reported segment results began reflecting increased allocations of certain expenses in 2009 that were previously reported as unallocated and corporate G&A expenses.  While our consolidated results were not impacted, we believe the revised allocation better aligns costs with accountability of our segment managers.  These revised allocations are being used by our Chairman and Chief Executive Officer, in his role as chief operating decision maker, in his assessment of operating performance.  We have restated segment information for the quarter ended March 22, 2008 to be consistent with the current period presentation and will restate previously reported 2008 quarters as they are reported in 2009.

The following table summarizes the 2008 quarterly impact of the revised allocations by segment:

	First	Second	Third	Fourth
Increase/(Decrease)	Quarter	Quarter	Quarter	Quarter	Total
U.S. G&A	$11	$13	$12	$17	$53
YRI G&A	1	2	1	2	6
Unallocated and corporate G&A expenses	(12)	(15)	(13)	(19)	(59)

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets.  In the U.S., we are targeting Company ownership of restaurants potentially below 10%, down from its current level of 18%.  Consistent with this strategy, 109 Company restaurants in the U.S. were sold to franchisees, for a gain of $14 million, in the quarter ended March 21, 2009.  We currently anticipate refranchising 500 units in the U.S. in 2009.

Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.  Additionally, G&A expenses will decline over time as a result of these refranchising activities.  The timing of G&A declines will vary and often lag the actual refranchising activities as the synergies are typically dependent upon the size and geography of the respective deals.  G&A expenses included in the tables below reflect only direct G&A that we no longer incurred as a result of stores that were operated by us for all or some portion of the respective comparable period in 2008 and were no longer operated by us as of the last day of the current quarter.

The following table summarizes our refranchising activities:

	Quarter ended
	3/21/09	3/22/08
Number of units refranchised	120	37
Refranchising proceeds, pre-tax	$36	$19
Refranchising (gain) loss, pre-tax	$(14)	$25

The impact on Operating Profit arising from refranchising is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and G&A expenses and (b) the increase in franchise fees from the restaurants that have been refranchised.  The tables presented below reflect the impacts on Total revenues and on Operating Profit from stores that were operated by us for all or some portion of the prior year quarter and were no longer operated by us as of the last day of the respective current quarter.  In these tables, Decreased Company sales and Decreased Restaurant profit represents the amount of sales or restaurant profit earned by the refranchised restaurants during the period we owned them in the prior year but did not own them in the current year.  Increased Franchise and license income represents the franchise and license fees from the refranchised restaurants that were recorded by the Company in the current year during periods in which the restaurants were Company stores in the prior year.

The following table summarizes the impact of refranchising as described above:

	Quarter ended 3/21/09
	U.S.	YRI	China Division	Worldwide
Decreased Company sales	$(157)	$(16)	$(1)	$(174)
Increased Franchise and license income	8	1	—	9
Decrease in Total revenues	$(149)	$(15)	$(1)	$(165)

The following table summarizes the estimated impact on Operating Profit of refranchising:

	Quarter ended 3/21/09
	U.S.	YRI	China Division	Worldwide
Decreased Restaurant profit	$(17)	$—	$—	$(17)
Increased Franchise and license income	8	1	—	9
Decreased G&A	3	—	—	3
Increase (decrease) in Operating Profit	$(6)	$1	$—	$(5)

Results of Operations

	Quarter ended
	3/21/09	3/22/08	% B/(W)
Company sales	$1,918	$2,094	(8)
Franchise and license income	299	319	(6)
Total revenues	$2,217	$2,413	(8)
Company restaurant profit	$308	$308	—

% of Company sales	16.1%	14.7%	1.4	ppts.
Operating Profit	351	426	(18)
Interest expense, net	53	53	1
Income tax provision	79	117	33
Net Income – including noncontrolling interest	219	256	(14)
Net Income – noncontrolling interest	1	2	7
Net Income – YUM! Brands, Inc.	$218	$254	(14)

Diluted earnings per share(a)	$0.46	$0.50	(10)

(a)	See Note 2 for the number of shares used in this calculation.

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees (a)
Beginning of year	7,568	645	25,911	34,124
New Builds	90	21	211	322
Acquisitions	42	—	(42)	—
Refranchising	(120)	—	120	—
Closures	(21)	(3)	(141)	(165)
Other	—	—	(7)	(7)
End of quarter	7,559	663	26,052	34,274
% of Total	22%	2%	76%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	3,314	—	14,482	17,796
New Builds	3	—	63	66
Acquisitions	42	—	(42)	—
Refranchising	(109)	—	109	—
Closures	(5)	—	(90)	(95)
Other	—	—	(4)	(4)
End of quarter	3,245	—	14,518	17,763
% of Total	18%	—	82%	100%

International Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	1,589	—	11,157	12,746
New Builds	4	—	141	145
Acquisitions	—	—	—	—
Refranchising	(10)	—	10	—
Closures	(7)	—	(51)	(58)
Other	—	—	(3)	(3)
End of quarter	1,576	—	11,254	12,830
% of Total	12%	—	88%	100%

China Division	Company	Unconsolidated Affiliates	Franchisees	Total
Beginning of year	2,665	645	272	3,582
New Builds	83	21	7	111
Acquisitions	—	—	—	—
Refranchising	(1)	—	1	—
Closures	(9)	(3)	—	(12)
Other	—	—	—	—
End of quarter	2,738	663	280	3,681
% of Total	74%	18%	8%	100%

(a)
The Worldwide, U.S. and International Division totals exclude 2,173, 2,001 and 172 licensed units, respectively, at March 21, 2009.  There are no licensed units in the China Division.  Licensed units are generally units that offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

Multibrand restaurants are included in the totals above.  Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count.  Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count.  Franchise unit counts include both franchisee and unconsolidated affiliate multibrand units.  Multibrand restaurant totals at March 21, 2009 were as follows:

	Company	Franchisees	Total
United States	1,524	3,262	4,786
International Division	—	362	362
Worldwide	1,524	3,624	5,148

For the quarter ended March 21, 2009, Company and franchise multibrand unit gross additions were 12 and 194, respectively.  There are no multibrand units in the China Division.

System Sales Growth

System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise, unconsolidated affiliate and license restaurants.  The following table details the key drivers of system sales growth for each reportable segment for the quarter.  Same store sales growth is the estimated growth in sales of all restaurants that have been open one year or more.  Net unit growth and other represents the net impact of actual system sales growth due to new unit openings and historical system sales lost due to closures as well as any necessary rounding.

	Quarter ended 3/21/09 vs. Quarter ended 3/22/08
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	(2)%	6%	1%	1%
Net unit growth and other	—	4	11	3
Foreign currency translation (“forex”)	N/A	(13)	4	(5)
% Change	(2)%	(3)%	16%	(1)%
% Change, excluding forex	N/A	10%	12%	4%

Revenues

Company sales were as follows:

	Quarter ended
	3/21/09	3/22/08
U.S.	$882	$1,034
YRI	432	552
China Division	604	508
Worldwide	$1,918	$2,094

The following table details the key drivers of the quarter-over-quarter changes of Company sales.  Same store sales growth is the estimated growth in sales of all restaurants that have been open one year or more.  Net unit growth represents the net impact of actual sales due to new unit openings and historical sales due to closures.  Refranchising represents the amount of Company sales for the periods in the prior quarter while the Company operated the restaurants but did not operate them in the current quarter.  Other represents the impact of acquisitions, unusual or significant items and roundings, which are footnoted as necessary.

The percentage changes in Company sales by quarter were as follows:

	Quarter ended 3/21/09 vs. Quarter ended 3/22/08
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	(2)%	3%	2%	1%
Net unit growth	1	3	13	4
Refranchising	(15)	(3)	—	(8)
Other	1	—	(1)	—
Foreign currency translation (“forex”)	N/A	(25)	5	(5)
% Change	(15)%	(22)%	19%	(8)%
% Change, excluding forex	N/A	3%	14%	(3)%

Franchise and license income was as follows:
				% Increase
			% Increase	(Decrease)
	Quarter ended		(Decrease)	excluding forex
	3/21/09	3/22/08
U.S.	$164	$158	4	N/A
YRI	149	149	—	13
China Division	13	12	11	7
Unallocated Franchise and license income	(27)	—	NM	N/A
Worldwide	$299	$319	(6)	—

Worldwide Franchise and license income decreased $27 million, or 8% as a result of our reimbursements to, or obligations to reimburse, KFC franchisees for installation costs for the national launch of Kentucky Grilled Chicken that have not been allocated to the U.S. segment for performance reporting purposes.

U.S. Franchise and license income in the quarter ended March 21, 2009 was positively impacted by 5 percent due to the impact of refranchising.

Company Restaurant Margins

	Quarter ended 3/21/09
	U.S.	YRI	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.7	32.2	36.2	31.8
Payroll and employee benefits	30.7	25.2	12.9	23.8
Occupancy and other operating expenses	27.4	30.6	27.9	28.3
Company restaurant margin	13.2%	12.0%	23.0%	16.1%

	Quarter ended 3/22/08
	U.S.	YRI	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.8	30.8	37.4	31.9
Payroll and employee benefits	31.2	25.7	13.6	25.5
Occupancy and other operating expenses	26.6	30.5	27.7	27.9
Company restaurant margin	12.4%	13.0%	21.3%	14.7%

The increase in U.S. restaurant margin as a percentage of sales was driven by lower food and paper costs as a higher average guest check due to pricing actions we have previously taken more than offset the impact of higher commodity costs (primarily chicken and meats).  Labor costs were positively impacted by savings associated with productivity initiatives; same store sales transaction declines negatively impacted Occupancy and other operating expenses, partially offset by the impact of refranchising.

The decrease in International Division restaurant margin as a percentage of sales was primarily driven by the elimination of a Value Added Tax (“VAT”) exemption in Mexico.  The VAT exemption was eliminated beginning January 1, 2008 but given the period lag in our International Division reporting calendar, we were lapping one period of benefit that impacted the quarter ended March 21, 2008.  An increase in commodity and occupancy costs was partially offset by higher average guest check.

The increase in China Division restaurant margin as a percentage of sales was driven by the favorable impact of same store sales growth on restaurant margin and lower labor costs.  The increase was partially offset by the impact of lower margins associated with new units during the initial periods of operation.

Worldwide General and Administrative Expenses

G&A expenses decreased 8% in the quarter, including a 5% favorable impact of foreign currency translation.  The decrease is being driven by savings from the actions taken as part of our U.S. business transformation measures as discussed in the Significant Gains and Charges section of this MD&A, project timing, and the favorable impact of refranchising.  These decreases were partially offset by higher incentives and compensation costs related to strategic initiatives in China and other YRI growth markets.

Worldwide Other (Income) Expense

	Quarter ended
	3/21/09	3/22/08
Equity income from investments in unconsolidated affiliates	$(10)	$(11)
Gain upon sale of investment in unconsolidated affiliate(a)	—	(100)
Foreign exchange net (gain) loss and other	1	(6)
Other (income) expense	$(9)	$(117)

(a)	Quarter ended March 22, 2008 reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See our 2008 Form 10-K for further discussion on this transaction.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 7 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter ended
	3/21/09	3/22/08	% B/(W)
United States	$157	$146	7
International Division	123	138	(11)
China Division	131	103	27
Unallocated Franchise and license income	(27)	—	NM
Unallocated and corporate general and administrative expenses	(46)	(42)	(5)
Unallocated Other income (expense)	(1)	106	NM
Unallocated Refranchising gain (loss)	14	(25)	NM
Operating Profit	$351	$426	(18)

United States operating margin	15.0%	12.3%	2.7	ppts.
International Division operating margin	21.1%	19.7%	1.4	ppts.

U.S. Operating Profit increased 7% in the quarter ended March 21, 2009.  The increase was driven by the savings from the actions taken as part of our U.S. business transformation measures as discussed in the Significant Gains and Charges section of this MD&A, and improved restaurant margin as a percentage of sales.

International Division Operating Profit decreased 11% in the quarter ended March 21, 2009, including a 15% unfavorable impact from foreign currency translation.  Excluding the unfavorable impact from foreign currency translation, International Division Operating Profit increased 4% in the quarter.  The increase was driven by the impact of same store sales growth and net new unit development on Franchise and license income, partially offset by the elimination of a VAT exemption in Mexico.

China Division Operating Profit increased 27% in the quarter ended March 21, 2009, including a 6% favorable impact from foreign currency translation.  The increase was driven by the impact of same store sales growth and new unit development on restaurant profit.

Unallocated franchise and license income for the quarter ended March 21, 2009 reflects our reimbursements to, or obligations to reimburse, KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken that has not been allocated to the U.S. segment for performance reporting purposes.

Unallocated other income (expense) for the quarter ended March 22, 2008 includes a $100 million gain recognized on the sale of our interest in our unconsolidated affiliate in Japan.

Interest Expense, Net

	Quarter ended
	3/21/09	3/22/08	% B/(W)
Interest expense	$57	$59	4%
Interest income	(4)	(6)	(34)%
Interest expense, net	$53	$53	1%

Interest expense decreased $2 million or 4% for the quarter.  This decrease was primarily driven by a decrease in interest rates on the variable portion of our debt as compared to prior year.

Income Taxes

	Quarter ended
	3/21/09	3/22/08
Income taxes	$79	$117
Effective tax rate	26.5%	31.6%

Our first quarter 2009 effective tax rate was lower than prior year primarily as a result of lapping 2008 expense associated with our plan to distribute certain foreign earnings and 2008 tax expense associated with the gain on the sale of our interest in our Japan unconsolidated affiliate.  Additionally, our rate was lower than prior year due to current year adjustments to prior year foreign tax credit balances.

Consolidated Cash Flows

Net cash provided by operating activities was $297 million compared to $367 million in 2008.  The decrease was driven by reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken, higher income tax payments and higher interest payments.

Net cash used in investing activities was $128 million versus $103 million in 2008. The increase was driven by acquisition activity and higher capital spending, partially offset by higher refranchising proceeds.

Net cash used in financing activities was $99 million versus $595 million in 2008. The decrease was driven by a reduction in share repurchases, partially offset by lower net borrowings.

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

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  Additionally, as of March 21, 2009 we had approximately $1 billion in unused capacity under revolving credit facilities that expire in 2012.  Given this available borrowing capacity under our credit facilities, our debt maturity schedule and our ability to reduce discretionary spending, we do not believe we will need to access the credit markets during 2009. To help ensure that we do not need to access the credit markets while continuing to build our liquidity and maintaining our financial flexibility, we do not currently plan to repurchase shares in 2009.

Additionally, we are managing our cash and debt positions in order to maintain our current investment grade ratings from Standard & Poor’s Rating Services (BBB-) and Moody’s Investors Service (Baa3).  A downgrade of our credit rating would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets if necessary.  Based on the amount and composition of our debt at March 21, 2009 our interest expense would increase approximately $1.3 million on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

In the quarter ended March 21, 2009, we invested $143 million in our businesses, including approximately $65 million in the U.S., $34 million for the International Division and $44 million for the China Division.

During the quarter ended March 21, 2009, we paid cash dividends of $87 million.  Additionally, on March 27, 2009 our Board of Directors approved a cash dividend of $.19 per share of Common Stock, to be distributed on May 1, 2009 to shareholders of record at the close of business on April 10, 2009.  The Company is targeting an ongoing annual dividend payout ratio of 35% - 40% of net income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 23 participating banks with commitments ranging from $20 million to $113 million.  We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At March 21, 2009, our unused Credit Facility totaled $726 million net of outstanding letters of credit of $168 million.  There were borrowings of $256 million outstanding under the Credit Facility at March 21, 2009.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving credit facility (the “International Credit Facility,” or “ICF”) which matures in November 2012 and includes 6 banks with commitments ranging from $35 million to $90 million.  We believe the syndication reduces our dependency on any one bank.  There was available credit of $350 million and no borrowings outstanding under the ICF at March 21, 2009. The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

We have a variable rate senior unsecured term loan (“Domestic Term Loan”), in an aggregate principal amount of $375 million that matures in 2011.  At our discretion the variable rate resets at one, two, three or six month intervals.  We determine whether the variable rate at each reset date is based upon:  (1) LIBOR plus an applicable spread of up to 2.5%, or (2) an Alternate Base Rate.  The Alternate Base Rate is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%, plus an applicable spread of up to 1.5%.

The Credit Facility, Domestic Term Loan, and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at March 21, 2009 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2011 through 2037 and interest rates ranging from 6.25% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.6 billion at March 21, 2009.

Recently Adopted Accounting Pronouncements

See Note 5 to the Condensed Consolidated Financial Statements of this report for further details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Recognized

See Note 6 to the Condensed Consolidated Financial Statements of this report for further details of new accounting pronouncements not yet adopted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 21, 2009 to the disclosures made in Item 7A of the Company’s 2008 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 21, 2009.

Cautionary Note Regarding Forward-Looking Statements

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan” or other similar terminology.  These forward-looking statements are based on current expectations and assumptions and upon data available at the time of the statements and are neither predictions nor guarantees of future events or circumstances.  The forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially.  Important factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in the Risk Factors included in Part II, Item 1A of this report, (ii) the risks and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report, (iii) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 27, 2008 and (iv) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 27, 2008.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  In making these statements, we are not undertaking to address or update any risk factor set forth herein, in future filings or communications regarding our business results.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of March 21, 2009 and the related Condensed Consolidated Statements of Income and Cash Flows for the twelve weeks ended March 21, 2009 and March 22, 2008. These Condensed Consolidated Financial Statements are the responsibility of YUM’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of YUM as of December 27, 2008, and the related Consolidated Statements of Income, Cash Flows and Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the year then ended not presented herein; and in our report dated February 23, 2009, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 27, 2008, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ KPMG LLP
Louisville, Kentucky
April 28, 2009

PART II – Other Information and Signatures

Item 1.                      Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A.                   Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends.  The following are some of the more significant factors that could affect our business and our results of operations:

•	Food-borne illnesses (such as E. coli, hepatitis A., trichinosis or salmonella), food safety issues and health concerns arising from outbreaks of Avian Flu, may have an adverse effect on our business;

•
A significant and growing number of our restaurants are located in China, and our business is increasingly exposed to risk there.  These risks include changes in economic conditions, tax rates, currency exchange rates, laws and consumer preferences, as well as changes in the regulatory environment and increased competition;

•
Our other foreign operations, which are significant and increasing, subject us to risks that could negatively affect our business.  These risks, which can vary substantially by market, include political instability, corruption, social unrest, changes in economic conditions, the regulatory environment, tax rates and laws and consumer preferences, as well as changes in the laws that govern foreign investment in countries where our restaurants are operated.  In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates, which may favorably or adversely affect reported earnings;

•	Changes in commodity and other operating costs could adversely affect our results of operations;

•
Shortages or interruptions in the availability or delivery of food or other supplies or other supply chain or business disruptions could adversely affect the availability, quality or cost of items we buy and the operations of our restaurants;

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

•
We may not attain our target development goals, which are dependent upon our ability and the ability of our franchisees to upgrade existing restaurants and open new restaurants, and any new restaurants may not produce operating results similar to those of our existing restaurants;

•
Our business may be adversely impacted by current economic conditions or the global financial crisis through decreased discretionary spending by consumers, difficulty in refinancing or incurring indebtedness or the insolvency of our suppliers;

•
Changes in governmental regulations, including changing laws relating to nutritional content, nutritional labeling, product safety and menu labeling regulation, may adversely affect our business operations; and

•	The retail food industry in which we operate is highly competitive.

These risks are described in more detail under “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 27, 2008.  We encourage you to read these risk factors in their entirety.  These risks are not exclusive, and our business and our actual results of operations could also be affected by other risks that we cannot anticipate or that we do not consider to be material based on currently available information.

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

YUM! BRANDS, INC.
(Registrant)

Date:	April 28, 2009	/s/ Ted F. Knopf
Senior Vice President of Finance
and Corporate Controller
(Principal Accounting Officer)