Form 10-Q
period 2009-07-21
YUM BRANDS INC
filed 2009-07-21
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)
[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 13, 2009

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

The number of shares outstanding of the Registrant’s Common Stock as of July 13, 2009 was 466,558,003 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter		Year to date
Revenues	6/13/09	6/14/08	6/13/09	6/14/08
Company sales	$2,152	$2,323	$4,070	$4,417
Franchise and license fees and income	324	336	623	655
Total revenues	2,476	2,659	4,693	5,072

Costs and Expenses, Net
Company restaurants
Food and paper	693	766	1,304	1,435
Payroll and employee benefits	505	574	962	1,107
Occupancy and other operating expenses	630	672	1,172	1,256
Company restaurant expenses	1,828	2,012	3,438	3,798
General and administrative expenses	281	317	536	593
Franchise and license expenses	25	19	45	38
Closures and impairment (income) expenses	22	8	26	6
Refranchising (gain) loss	1	(1)	(13)	24
Other (income) expense	(75)	(13)	(84)	(130)
Total costs and expenses, net	2,082	2,342	3,948	4,329
Operating Profit	394	317	745	743
Interest expense, net	43	52	96	105
Income Before Income Taxes	351	265	649	638
Income tax provision	45	40	124	157
Net Income – including noncontrolling interest	306	225	525	481
Net Income – noncontrolling interest	3	1	4	3
Net Income – YUM! Brands, Inc.	$303	$224	$521	$478

Basic Earnings Per Common Share	$0.65	$0.47	$1.11	$0.99

Diluted Earnings Per Common Share	$0.63	$0.45	$1.08	$0.95

Dividends Declared Per Common Share	$0.38	$0.19	$0.38	$0.34

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/13/09	6/14/08
Cash Flows – Operating Activities
Net Income – including noncontrolling interest	$525	$481
Depreciation and amortization	246	250
Closures and impairment (income) expenses	26	6
Refranchising (gain) loss	(13)	24
Contributions to defined benefit pension plans	(92)	(2)
Gain upon consolidation of a former unconsolidated affiliate in China	(68)	—
Gain on sale of interest in Japan unconsolidated affiliate	—	(100)
Deferred income taxes	(29)	13
Equity income from investments in unconsolidated affiliates	(17)	(20)
Distributions of income received from unconsolidated affiliates	8	22
Excess tax benefits from share-based compensation	(43)	(31)
Share-based compensation expense	26	29
Changes in accounts and notes receivable	(19)	6
Changes in inventories	15	(1)
Changes in prepaid expenses and other current assets	(18)	(9)
Changes in accounts payable and other current liabilities	(140)	(88)
Changes in income taxes payable	15	(19)
Other non-cash charges and credits, net	73	65
Net Cash Provided by Operating Activities	495	626

Cash Flows – Investing Activities
Capital spending	(342)	(348)
Proceeds from refranchising of restaurants	63	66
Acquisition of restaurants from franchisees	(22)	(3)
Acquisitions and investments	(56)	—
Sales of property, plant and equipment	8	34
Other, net	(7)	(4)
Net Cash Used in Investing Activities	(356)	(255)

Cash Flows – Financing Activities
Repayments of long-term debt	(144)	(257)
Revolving credit facilities, three months or less, net	108	475
Short-term borrowings by original maturity
More than three months - proceeds	—	—
More than three months - payments	—	—
Three months or less, net	4	(9)
Repurchase shares of Common Stock	—	(994)
Excess tax benefits from share-based compensation	43	31
Employee stock option proceeds	77	40
Dividends paid on Common Stock	(175)	(146)
Other, net	5	—
Net Cash Used in Financing Activities	(82)	(860)
Effect of Exchange Rates on Cash and Cash Equivalents	(6)	8
Net Increase (Decrease) in Cash and Cash Equivalents	51	(481)
Change in Cash and Cash Equivalents due to consolidation of entities in China	17	17
Cash and Cash Equivalents - Beginning of Period	216	789
Cash and Cash Equivalents - End of Period	$284	$325

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	6/13/09	12/27/08
ASSETS
Current Assets
Cash and cash equivalents	$284	$216
Accounts and notes receivable, net	278	229
Inventories	134	143
Prepaid expenses and other current assets	201	172
Deferred income taxes	84	81
Advertising cooperative assets, restricted	90	110
Total Current Assets	1,071	951

Property, plant and equipment, net	3,807	3,710
Goodwill	760	605
Intangible assets, net	341	335
Investments in unconsolidated affiliates	23	65
Other assets	582	561
Deferred income taxes	340	300
Total Assets	$6,924	$6,527

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and other current liabilities	$1,343	$1,473
Income taxes payable	87	114
Short-term borrowings	32	25
Advertising cooperative liabilities	90	110
Total Current Liabilities	1,552	1,722

Long-term debt	3,516	3,564
Other liabilities and deferred credits	1,299	1,335
Total Liabilities	6,367	6,621

Shareholders’ Equity (Deficit)
Common Stock, no par value, 750 shares authorized; 466 shares and 459 shares issued in 2009 and 2008, respectively	170	7
Retained earnings	646	303
Accumulated other comprehensive income (loss)	(340)	(418)
Total Shareholders’ Equity (Deficit) – YUM! Brands, Inc.	476	(108)
Noncontrolling interest	81	14
Total Shareholders’ Equity (Deficit)	557	(94)
Total Liabilities and Shareholders’ Equity (Deficit)	$6,924	$6,527

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

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

Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years.  The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks.  Our subsidiaries operate on similar fiscal calendars except that certain international subsidiaries operate on a monthly calendar, with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.  All of our international businesses except China close one period or one month earlier to facilitate consolidated reporting.

In 2008, we began consolidating an entity in which we have a majority ownership interest and that operates the KFCs in Beijing, China.  Additionally, as discussed in Note 4, in the quarter ended June 13, 2009 we began consolidating the entity that operates the KFCs in Shanghai, China.  The increases in cash related to the consolidation of these entities’ cash balances ($17 million in both instances) are presented as a single line item on our Condensed Consolidated Statement of Cash Flows.

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2008 Form 10-K, our financial position as of June 13, 2009, and the results of our operations for the quarters and years to date ended June 13, 2009 and June 14, 2008 and cash flows for the years to date ended June 13, 2009 and June 14, 2008.  Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items in the accompanying Financial Statements and Notes to the Financial Statements for the prior periods in order to be comparable with the current classifications.  As discussed in our 2008 Form 10-K, we have begun reporting capital spending on our Condensed Consolidated Statements of Cash Flows excluding the impact of purchases that have been accrued but not yet paid.  For the year to date ended June 14, 2008 this resulted in increased Capital spending of $13 million with an offsetting impact to Changes in accounts payable and other current liabilities.  Also, as rental income from franchisees has increased over time and is anticipated to continue to increase, we believe it is more appropriate to report such income as Franchise and license fees and income as opposed to a reduction in Franchise and license expenses, as it has historically been reported.  For the quarter and year to date ended June 14, 2008 this resulted in an increase of $6 million and $11 million, respectively, in both Franchise and license expenses and Franchise and license fees and income in our Condensed Consolidated Statement of Income.  A similar amount of rental income was reported in Franchise and license fees and income in the quarter and year to date ended June 13, 2009.  These reclassifications had no effect on previously reported Net Income.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	6/13/09	6/14/08	6/13/09	6/14/08
Net Income – YUM! Brands, Inc.	$303	$224	$521	$478

Weighted-average common shares outstanding (for basic calculation)	470	480	468	483
Effect of dilutive share-based employee compensation	13	18	13	18
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	483	498	481	501
Basic EPS	$0.65	$0.47	$1.11	$0.99
Diluted EPS	$0.63	$0.45	$1.08	$0.95
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	13.9	6.6	14.6	5.4

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the year to date ended June 14, 2008, as indicated below.  All amounts exclude applicable transaction fees.  We had no share repurchases in the year to date ended June 13, 2009.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased
Authorization Date	2009	2008	2009	2008
January 2008	—	5,141	$—	$179
October 2007	—	22,875	—	813
Total	—	28,016	$—	$992	(a)

(a)
Amount excludes the effect of $13 million in share repurchases (0.4 million shares) with trade dates prior to the 2007 fiscal year end but cash settlement dates subsequent to the 2007 fiscal year end and includes the effect of $11 million in share repurchases (0.3 million shares) with trade dates prior to June 14, 2008 but cash settlement dates subsequent to June 14, 2008.

Comprehensive income was as follows:
	Quarter ended		Year to date
	6/13/09	6/14/08	6/13/09	6/14/08
Net Income – YUM! Brands, Inc.	$303	$224	$521	$478
Foreign currency translation adjustment arising during the period	73	20	65	28
Foreign currency translation adjustment included in Net Income	—	—	—	(25)
Changes in fair value of derivatives, net of tax	(9)	—	5	10
Reclassification of derivative (gains) losses to Net Income, net of tax	9	—	3	(9)
Reclassification of pension actuarial losses to Net Income, net of tax	3	2	5	3
Total comprehensive income	$379	$246	$599	$485

Note 4 - Items Affecting Comparability of Net Income and Cash Flows

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

In the quarter and year to date ended June 13, 2009, we recorded pre-tax gains of $1 million and $15 million, respectively, from refranchising in the U.S.  In the quarter and year to date ended June 14, 2008, we recorded a pre-tax gain of $1 million and a pre-tax loss of $25 million, respectively, from refranchising in the U.S.  The refranchising losses recorded for the year to date ended June 14, 2008 were primarily due to our refranchising of, or our offers to refranchise, stores or groups of stores, principally at Long John Silver’s, for prices less than their recorded carrying value.

In connection with our G&A productivity initiatives and realignment of resources we recorded pre-tax charges of $5 million and $2 million in the quarters ended June 13, 2009 and June 14, 2008, respectively, and pre-tax charges of $9 million and $7 million in the years to date ended June 13, 2009 and June 14, 2008, respectively.  The unpaid current liability for the severance portion of these charges was $15 million as of June 13, 2009.  Severance payments in the quarter and year to date ended June 13, 2009 totaled approximately $8 million and $16 million, respectively.

Additionally, the Company recognized a reduction to Franchise and license fees and income of $4 million and $31 million, pre-tax, in the quarter and year to date ended June 13, 2009, respectively, related to investments in our U.S. Brands.  These investments reflect our reimbursements to, or obligations to reimburse, KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  This reduction to Franchise and license fees and income was recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.  In the quarter and year to date ended June 14, 2008, the Company recognized pre-tax expense of $2 million and $3 million, respectively, related to investments in our U.S. Brands.

We are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes as we do not believe they are indicative of our ongoing operations.

Acquisition of Little Sheep

On March 24, 2009, our China Division paid approximately $44 million to purchase 14% of the outstanding common shares of Little Sheep Group Limited (“Little Sheep”).  This investment is included in Other assets on our Condensed Consolidated Balance Sheet as of June 13, 2009.  Subsequent to the end of our second quarter, we have purchased an additional 6% of Little Sheep for $19 million and obtained Board of Directors representation.  Accordingly, in the quarter ending September 5, 2009 we will begin reporting our investment in Little Sheep using the equity method of accounting.

Little Sheep is the leading brand in China’s “Hot Pot” restaurant category with approximately 375 restaurants, primarily in China as well as Hong Kong, Japan, Canada and the U.S.

Consolidation of a Former Unconsolidated Affiliate in China

On May 4, 2009 we acquired an additional 7% ownership in the entity that operates more than 200 KFCs in Shanghai, China for $12 million, increasing our ownership to 58%.  The acquisition was driven by our desire to increase our management control over the entity and further integrate the business with the remainder of our KFC operations in China.  This entity has historically been accounted for as an unconsolidated affiliate under the equity method of accounting, due to the effective participation of our partners in the significant decisions of the entity that were made in the ordinary course of business as addressed in EITF Issue No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights".  Concurrent with the acquisition we received additional rights in the governance of the entity, and thus we began consolidating the entity upon acquisition.  As required by Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141R”), we remeasured our previously held 51% ownership in the entity, which had a recorded value of $17 million at the date of acquisition, at fair value and recognized a gain of $68 million accordingly.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense on our Condensed Consolidated Statements of Income during the quarter ended June 13, 2009 and was not allocated to any segment for performance reporting purposes.

While we have not yet completed the determination of all identifiable assets acquired and liabilities assumed, our Condensed Consolidated Balance Sheet at June 13, 2009 reflects consolidation of this entity using preliminary amounts.  We have preliminarily assigned fair values such that assets and liabilities recorded at the acquisition date for the consolidated entity were as follows:

Current assets, including cash of $17	$27
Property, plant and equipment	66
Goodwill	133
Other long-term assets	2
Total assets acquired	228

Current liabilities	53
Other long-term liabilities	8
Total liabilities assumed	61
Net assets acquired	$167

Additionally, $70 million was recorded as Noncontrolling interest in our Condensed Consolidated Balance Sheet, representing the fair value of our partner’s interest in the entity’s net assets upon acquisition.

We anticipate that the preliminary amount allocated to the China Division’s goodwill, which is not expected to be deductible for income purposes, will be retroactively reduced upon completion of the determination of all identifiable assets acquired and liabilities assumed.  We do not anticipate any retroactive adjustment to our results of operations will be significant.

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Condensed Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate. From the date of the acquisition through May 31, 2009 (our China Division’s second quarter end), we reported Company sales and the associated restaurant costs, general and administrative expense, interest expense and income taxes for the entity in the appropriate line items of our Condensed Consolidated Statement of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  For the quarter ended June 13, 2009 the consolidation of this entity increased Company sales by $23 million and decreased Franchise and license fees and income by $1 million.  The impacts of consolidation on all other line items within our Condensed Consolidated Statement of Income were not significant.

The pro forma impact on our results of operations  if the acquisition had been completed as of the beginning of both 2009 and 2008 would not have been significant.

Cash Tender Offer to Purchase Senior Unsecured Notes

During the quarter ended June 13, 2009 we completed a cash tender offer to repurchase certain of our Senior Unsecured Notes due July 1, 2012 with an aggregate principal amount of $137 million.  In conjunction with this transaction, we settled interest rate swaps with a notional amount of $150 million that were hedging these Senior Unsecured Notes, receiving $14 million in cash.  The net impact of the Senior Unsecured Notes repurchase and related interest rate swap settlement had no significant impact on Interest expense, net in the quarter ended June 13, 2009.

Facility Actions

Refranchising (gain) loss, Store closure (income) costs and Store impairment charges by reportable segment are as follows:

	Quarter ended June 13, 2009
	U.S.	YRI	China Division	Worldwide
Refranchising (gain) loss(a)	$(1)	$2	$—	$1

Store closure (income) costs(b)	$2	$—	$(1)	$1
Store impairment charges	12	3	6	21
Closure and impairment (income) expenses	$14	$3	$5	$22

	Quarter ended June 14, 2008
	U.S.	YRI	China Division	Worldwide
Refranchising (gain) loss(a)	$(1)	$1	$(1)	$(1)

Store closure (income) costs(b)	$(6)	$(1)	$(2)	$(9)
Store impairment charges	12	1	4	17
Closure and impairment (income) expenses	$6	$—	$2	$8

	Year to date ended June 13, 2009
	U.S.	YRI	China Division	Worldwide
Refranchising (gain) loss(a)	$(15)	$2	$—	$(13)

Store closure (income) costs(b)	$3	$1	$—	$4
Store impairment charges	13	3	6	22
Closure and impairment (income) expenses	$16	$4	$6	$26

	Year to date ended June 14, 2008
	U.S.	YRI	China Division	Worldwide
Refranchising (gain) loss(a)	$25	$—	$(1)	$24

Store closure (income) costs(b)	$(8)	$(3)	$(2)	$(13)
Store impairment charges	13	2	4	19
Closure and impairment (income) expenses	$5	$(1)	$2	$6

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

Assets held for sale at June 13, 2009 and December 27, 2008 total $21 million and $31 million, respectively, of U.S. property, plant and equipment and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

Note 5 - Recently Adopted Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” which permitted a one-year deferral for the implementation of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted SFAS 157  at the beginning of 2009 for such non-financial assets and liabilities, which, for the Company, primarily includes long-lived assets, goodwill and intangibles.  The fair values of such non-financial assets and liabilities at June 13, 2009 are included in the required disclosures in Note 12.  The full adoption of SFAS 157 did not materially impact the measurement of these disclosed amounts.

In December 2007, the FASB issued SFAS 141R.  SFAS 141R, which is broader in scope than SFAS 141, applies to all transactions or other events in which an entity obtains control of one or more businesses, and requires that the acquisition method be used for such transactions or events.  SFAS 141R, with limited exceptions, will require an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This will result in acquisition related costs and anticipated restructuring costs related to the acquisition being recognized separately from the business combination.  The Company adopted SFAS 141R on December 28, 2008.  Adoption of SFAS 141R did not significantly impact the accounting for the Company’s acquisitions of franchise restaurants in the quarter or year to date ended June 13, 2009.  SFAS 141R did require that our existing equity interest in the entity that operates the KFCs in Shanghai, China be remeasured at its fair value upon our acquisition of additional ownership in and consolidation of the entity (See Note 4).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and changed the accounting and reporting for noncontrolling interests, which are the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 was effective for the quarter ended March 21, 2009 for the Company and requires retroactive adoption of its presentation and disclosure requirements.  SFAS 160 requires us to report net income attributable to the noncontrolling interests separately on the face of our Condensed Consolidated Statements of Income.  Additionally, SFAS 160 requires that the portion of equity in the entity not attributable to the Company be reported within equity, separately from the Company’s equity on the Condensed Consolidated Balance Sheets.

In 2008, the Company consolidated one entity for which a third party owned a noncontrolling interest.  This entity operates the KFCs in Beijing, China.  Prior to the adoption of SFAS 160, we reported Operating Profit attributable to the noncontrolling interest in the Beijing entity in Other (income) expense and the related tax impact as a reduction to our Income tax provision.  Additionally, we reported the equity attributable to the noncontrolling interest in the Beijing entity within Other liabilities and deferred credits.  As required, the presentation requirements of SFAS 160 were applied retroactively to the quarter and year to date ended June 14, 2008 for this noncontrolling interest.

During second quarter 2009, we began consolidating the entity that operates the KFCs in Shanghai, China in which a third party owns a noncontrolling interest (See Note 4).  We are accounting for the noncontrolling interest in this entity in accordance with SFAS 160.

A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling interest as of December 27, 2008	$14
Net income – noncontrolling interest	4
Purchase of subsidiary shares from noncontrolling interest (See Note 4)	70
Dividends declared	(7)
Noncontrolling interest as of June 13, 2009	$81

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 161 was effective for the quarter ended March 21, 2009 for the Company, and we have included the required disclosures in Note 11.

Note 6 - New Accounting Pronouncements Not Yet Adopted

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We do not anticipate the adoption of SFAS 165 will materially impact the Company.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, the quarter ending September 5, 2009 for the Company.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures.  SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  We are evaluating whether the adoption of SFAS 166 and SFAS 167 will require the Company to consolidate an entity that provides loans used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs.  The consolidation of this entity would increase the Company’s long-term debt by approximately $49 million with a corresponding increase to receivables.  See Note 13 for additional information regarding this franchisee loan program.  SFAS 166 and SFAS 167 are effective for the first annual reporting period that begins after November 15, 2009, our fiscal 2010.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009, the quarter ending December 26, 2009 for the Company.

Note 7 - Other (Income) Expense

	Quarter ended		Year to date
	6/13/09	6/14/08	6/13/09	6/14/08
Equity income from investments in unconsolidated affiliates	$(7)	$(9)	$(17)	$(20)
Gain upon consolidation of former unconsolidated affiliate in China(a)	(68)	—	(68)	—
Gain upon sale of investment in unconsolidated affiliate(b)	—	—	—	(100)
Foreign exchange net (gain) loss and other	—	(4)	1	(10)
Other (income) expense	$(75)	$(13)	$(84)	$(130)

(a)	See Note 4 for further discussion of the consolidation of a former unconsolidated affiliate in China.

(b)	Reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See our 2008 Form 10-K for further discussion of this transaction.

Note 8 – Supplemental Balance Sheet Information

	6/13/09	12/27/08
Accounts and notes receivable	$305	$252
Allowance for doubtful accounts	(27)	(23)
Accounts and notes receivable, net	$278	$229

Property, plant and equipment, gross	$7,093	$6,897
Accumulated depreciation and amortization	(3,286)	(3,187)
Property, plant and equipment, net	$3,807	$3,710

Note 9 - Reportable Operating Segments

In connection with our U.S. business transformation measures our reported segment results began reflecting increased allocations of certain expenses in 2009 that were previously reported as unallocated and corporate G&A expenses.  While our consolidated results were not impacted, we believe the revised allocation better aligns costs with accountability of our segment managers.  These revised allocations are being used by our Chairman and Chief Executive Officer, in his role as chief operating decision maker, in his assessment of operating performance.  We have restated segment information for the quarter and year to date ended June 14, 2008 to be consistent with the current period presentation.  This resulted in a $15 million decrease in Unallocated and corporate G&A expense and increases in U.S. and YRI G&A expense of $13 million and $2 million, respectively, for the quarter ended June 14, 2008, and a $27 million decrease in Unallocated and corporate G&A expense and increases in U.S. and YRI G&A expense of $24 million and $3 million, respectively, for the year to date ended June 14, 2008.

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	6/13/09	6/14/08	6/13/09	6/14/08
United States	$1,099	$1,226	$2,145	$2,418
YRI(a)	588	730	1,169	1,431
China Division (b)	793	703	1,410	1,223
Unallocated Franchise and license fees and income(c)(f)	(4)	—	(31)	—
	$2,476	$2,659	$4,693	$5,072

	Quarter ended		Year to date
Operating Profit	6/13/09	6/14/08	6/13/09	6/14/08
United States	$169	$155	$326	$301
YRI	100	118	223	256
China Division (d)	105	92	236	195
Unallocated Franchise and license fees and income(c)(f)	(4)	—	(31)	—
Unallocated and corporate G&A expenses(f)	(43)	(53)	(89)	(95)
Unallocated Other income (expense)(e)(f)	68	4	67	110
Unallocated Refranchising gain (loss)(f)	(1)	1	13	(24)
Operating Profit	394	317	745	743
Interest expense, net	(43)	(52)	(96)	(105)
Income Before Income Taxes	$351	$265	$649	$638

(a)
Includes revenues of $236 million and $296 million for the quarters ended June 13, 2009 and June 14, 2008, respectively, and $469 million and $591 million for the years to date ended June 13, 2009 and June 14, 2008, respectively, for entities in the United Kingdom.

(b)
Includes revenues of approximately $727 million and $625 million for the quarters ended June 13, 2009 and June 14, 2008, respectively, and approximately $1.3 billion and $1.1 billion for the years to date ended June 13, 2009 and June 14, 2008, respectively, in mainland China.

(c)	Amount consists of reimbursements to, or obligations to reimburse, KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken. See Note 4.

(d)
Includes equity income from investments in unconsolidated affiliates of $7 million and $9 million for the quarters ended June 13, 2009 and June 14, 2008, respectively, and $17 million and $19 million for years to date ended June 13, 2009 and June 14, 2008, respectively, for the China Division.

(e)
The quarter and year to date ended June 13, 2009 includes a $68 million gain recognized upon our acquisition of  additional ownership in, and consolidation of, the operating entity that owns the KFCs in Shanghai, China.  See Note 4 for further discussion of this transaction.  The year to date ended June 14, 2008 includes a $100 million gain recognized on the sale of our interest in our unconsolidated affiliate in Japan.  See our 2008 Form 10-K for further discussion of this transaction.

(f)	Amounts have not been allocated to the U.S., YRI or China Division segments for performance reporting purposes.

Note 10 - Pension Benefits

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

The components of net periodic benefit cost associated with our U.S. pension plans and significant International pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended		Quarter ended
	6/13/09	6/14/08	6/13/09	6/14/08
Service cost	$6	$7	$1	$2
Interest cost	14	12	1	2
Expected return on plan assets	(14)	(12)	(2)	(3)
Amortization of net loss	3	1	1	—
Net periodic benefit cost	$9	$8	$1	$1

	U.S. Pension Plans		International Pension Plans
	Year to date		Year to date
	6/13/09	6/14/08	6/13/09	6/14/08
Service cost	$12	$14	$2	$4
Interest cost	27	24	3	4
Expected return on plan assets	(27)	(24)	(3)	(5)
Amortization of net loss	6	3	1	—
Net periodic benefit cost	$18	$17	$3	$3

We made contributions of $84 million to the Plan during the year to date ended June 13, 2009.  Required contributions to the Plan, if any, for the remainder of 2009 are not expected to be significant.  However, we may choose to make additional discretionary contributions as part of our overall capital structure strategy.  We contributed $6 million to our U.K. plans during the year to date ended June 13, 2009.  The U.K. plans are currently under review to determine if additional pension funding payments will be committed to in 2009.

Note 11 - Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our debt.  Under the contracts, we agree with other parties to exchange, at specified intervals, the difference between variable rate and fixed rate amounts calculated on a notional principal amount.  At June 13, 2009, our interest rate derivative instruments outstanding had notional amounts of $625 million.  These swaps have reset dates and floating rate indices which match those of our underlying fixed-rate debt and have been designated as fair value hedges of a portion of that debt.  As the swaps qualify for the short-cut method under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item.  At June 13, 2009, foreign currency forward contracts outstanding had a total notional amount of $512 million.

The fair values of derivatives designated as hedging instruments under SFAS 133 at the quarter ended June 13, 2009 were:

	Fair Value	Condensed Consolidated Balance Sheet Location
Interest Rate Swaps	$40	Other assets
Foreign Currency Forwards – Asset	25	Prepaid expenses and other current assets
Foreign Currency Forwards – Liability	(8)	Accounts payable and other current liabilities
Total	$57

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $35 million to long-term debt at June 13, 2009.  During the quarter and year to date ended June 13, 2009, Interest expense, net was reduced by $15 million and $18 million, respectively, for recognized gains on these interest rate swaps, including $13 million related to the settlement of interest rate swaps that were hedging the 2012 Senior Notes that were extinguished (See Note 4).

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Other Comprehensive Income (“OCI”) and reclassified into income from OCI in the quarter and year to date ended June 13, 2009.

	Quarter ended	Year to date
Gains (losses) recognized into OCI, net of tax	$(9)	$5
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$(9)	$(3)

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income in our Condensed Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the quarter and year to date ended June 13, 2009.

Additionally, we had a net deferred loss of $10 million, net of tax, as of June 13, 2009 within Accumulated OCI due to treasury locks and forward starting interest rate swaps that were cash settled in previous years.  The majority of this loss arose from the settlement of forward starting interest rate swaps entered into prior to the issuance of Senior Unsecured Notes due in 2037 and is being reclassified into earnings through 2037 to interest expense.  In the quarter and year to date ended June 13, 2009, an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  Recent adverse developments in the global financial and credit markets could negatively impact the creditworthiness of our counterparties and cause one or more of our counterparties to fail to perform as expected.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At June 13, 2009, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 12 - Fair Value Measurements

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of June 13, 2009 and December 27, 2008:

		Fair Value Measurements at June 13, 2009
Description	Total	Level 1(a)	Level 2(b)	Level 3(c)
Foreign Currency Forwards, net	$17	$—	$17	$—
Interest Rate Swaps, net	40	—	40	—
Other Investments(d)	11	11	—	—
Total	$68	$11	$57	$—

		Fair Value Measurements at December 27, 2008
Description	Total	Level 1(a)	Level 2(b)	Level 3(c)
Foreign Currency Forwards, net	$12	$—	$12	$—
Interest Rate Swaps, net	62	—	62	—
Other Investments(d)	10	10	—	—
Total	$84	$10	$74	$—

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheet as of June 13, 2009 and the losses recognized from all such measurements during the quarter and year to date ended June 13, 2009:

		Fair Value Measurements Using			Total Losses
Description	As of June 13, 2009	Level 1(a)	Level 2(b)	Level 3(c)	Quarter	Year to date
Long-lived assets held for use	$19	$—	$—	$19	$21	$24

(a)	Inputs based upon quoted prices in active markets for identical assets.

(b)	Inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly.

(c)	Inputs that are unobservable for the asset.

(d)
The Other Investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we review our long-lived assets (primarily property, plant and equipment and allocated intangible assets subject to amortization) related to each restaurant that we are currently operating and have not offered to refranchise, semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We evaluate restaurants using a “two-year history of operating losses” as our primary indicator of potential impairment.  Based on the best information available, we write down an impaired restaurant to its estimated fair market value, which becomes its new cost basis.  Fair value is determined by discounting the forecasted after tax cash flows of the restaurant.  The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a restaurant or groups of restaurants and its related long-lived assets.  The discount rate incorporates observed rates of returns for historical refranchising market transactions and we believe it is commensurate with the risks and uncertainty inherent in the forecasted cash flows.  We limit assumptions about important factors such as sales growth and margin improvement to those that are supportable based upon our plans for the store and actual results at comparable restaurants.

Additionally, when we have offered to refranchise stores or groups of stores for a price less than their carrying value, but do not believe the store(s) have met the criteria to be classified as held for sale, we recognize impairment at the offer date for any excess of carrying value over the expected sales proceeds plus holding period cash flows, if any.  Such impairment is classified as refranchising loss.

Long-lived assets held for use presented in the table above include restaurants or groups of restaurants that were impaired as a result of our semi-annual impairment review or restaurants not meeting held for sale criteria that have been offered for sale at a price less than their carrying value during the quarter and year to date ended June 13, 2009.  Of the $21 million in impairment charges shown in the table above for the quarter ended June 13, 2009, $17 million was included in Closures and impairment (income) expenses and $4 million was included in Refranchising (gain) loss in the Condensed Consolidated Statements of Income.  For the $24 million of impairment charges shown in the table above for the year to date ended June 13, 2009, $17 million was included in Closures and impairment (income) expenses and $7 million was included in Refranchising (gain) loss.

Note 13 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2026.  As of June 13, 2009, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $475 million.  The present value of these potential payments discounted at our pre-tax cost of debt at June 13, 2009 was approximately $375 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at June 13, 2009 was not material.

Franchise Loan Pool and Equipment Guarantees

We have provided a partial guarantee of approximately $15 million of a franchisee loan program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs at June 13, 2009.  We have also provided two letters of credit totaling approximately $23 million in support of the franchisee loan program.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were approximately $49 million at June 13, 2009.

In addition to the guarantee described above, YUM has provided guarantees of approximately $37 million on behalf of franchisees for several equipment financing programs related to specific initiatives, the most significant of which was the purchase of ovens by KFC franchisees for the launch of Kentucky Grilled Chicken.  We have provided a letter of credit totaling $5 million which could be used if we fail to meet our obligations under our guarantee under one equipment financing program.  The total loans outstanding under these equipment financing programs were approximately $46 million at June 13, 2009.

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

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business.  We provide reserves for such claims and contingencies when payment is probable and reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

On January 20, 2006, the district court denied LJS’s motion to vacate the Class Determination Award and the United States Court of Appeals for the Fourth Circuit affirmed the district court’s decision on January 28, 2008.  A petition for a writ of certiorari filed in the United States Supreme Court seeking a review of the Fourth Circuit’s decision was denied on October 7, 2008.  The parties participated in mediation on April 24, 2008, and again on February 28, 2009, without reaching resolution.  Arbitration on liability during a portion of the alleged restitution policy period is currently scheduled for November, 2009.

LJS expects that, based on the rulings issued to date in this matter, the Cole Arbitration will more likely than not proceed as an “opt-out” class action, rather than as an “opt-in” collective action.  LJS denies liability and is vigorously defending the claims in the Cole Arbitration.  We have provided for a reasonable estimate of the cost of the Cole Arbitration, taking into account a number of factors, including our current projection of eligible claims, the estimated amount of each eligible claim, the estimated claim recovery rate, the estimated legal fees incurred by Claimants and the reasonable settlement value of this and other wage and hour litigation matters.  However, in light of the inherent uncertainties of litigation, the fact-specific nature of Claimants’ claims, and the novelty of proceeding in an FLSA lawsuit on an “opt-out” basis, there can be no assurance that the arbitration will not result in losses in excess of those currently provided for in our Condensed Consolidated Financial Statements.

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

Based on plaintiffs’ revised class definition in their class certification motion, Taco Bell removed the case to federal court in San Diego on August 29, 2008.  On March 17, 2009, the court granted plaintiffs’ motion to remand.  A hearing on plaintiffs’ class certification motion has been continued to September 25, 2009.

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

On June 16, 2008, a putative class action lawsuit against Taco Bell Corp. and the Company, styled Miriam Leyva vs. Taco Bell Corp., et al., was filed in Los Angeles Superior Court.  The case was filed on behalf of Leyva and purportedly all other California hourly employees and alleges failure to pay overtime, failure to provide meal and rest periods, failure to pay wages upon discharge, failure to provide itemized wage statements, unfair business practices and wrongful termination and discrimination.  The Company was dismissed from the case without prejudice on August 20, 2008.

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

Taco Bell moved to consolidate the Medlock, Hardiman, Leyva and Naranjo matters and the court granted the motion to consolidate on May 19, 2009.  The consolidated case is styled In Re Taco Bell Wage and Hour Actions.  Plaintiffs filed a consolidated complaint on June 29, 2009, and the court set a filing deadline of August 26, 2010 for motions regarding class certification.  The hearing on any class certification motion is currently scheduled for January 2011.  Discovery is underway.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On March 26, 2009, Taco Bell was served with a putative class action lawsuit filed in Orange County Superior Court against Taco Bell and the Company styled Endang Widjaja vs. Taco Bell Corp., et al.  The case was filed on behalf of Widjaja, a former California hourly assistant manager, and purportedly all other individuals employed in Taco Bell’s California restaurants as managers and alleges failure to reimburse for business related expenses, failure to provide rest periods, unfair business practices and conversion.  This case appears to be duplicative of Taco Bell’s pending consolidated hourly class action case (In Re Taco Bell Wage and Hour Actions).  Taco Bell removed the case to federal district court and filed a notice of related case.  On June 18, 2009 the case was transferred to the Eastern District of California where the In Re Taco Bell Wage and Hour Actions case is pending and was subsequently transferred to the same district court judge.  Taco Bell requested that the court consolidate this case with the In Re Taco Bell Wage and Hour Actions, and the court deferred its decision pending a noticed motion.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On October 14, 2008, a putative class action, styled Kenny Archila v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.  KFC removed the case to the United States District Court for the Central District of California on January 7, 2009.  On July 7, 2009, the Judge ruled that the case will not go forward as a class action.  Plaintiff seeks recovery of civil penalties under the California Private Attorney General Act as a representative of other “aggrieved employees.”  Discovery is now complete, and a trial date has been set for August 11, 2009.

KFC denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On December 17, 2002, Taco Bell was named as the defendant in a class action lawsuit filed in the United States District Court for the Northern District of California styled Moeller, et al. v. Taco Bell Corp.  On August 4, 2003, plaintiffs filed an amended complaint that alleges, among other things, that Taco Bell has discriminated against the class of people who use wheelchairs or scooters for mobility by failing to make its approximately 220 company-owned restaurants in California accessible to the class.  Plaintiffs contend that queue rails and other architectural and structural elements of the Taco Bell restaurants relating to the path of travel and use of the facilities by persons with mobility-related disabilities do not comply with the U.S. Americans with Disabilities Act (the “ADA”), the Unruh Civil Rights Act (the “Unruh Act”), and the California Disabled Persons Act (the “CDPA”).  Plaintiffs have requested: (a) an injunction from the District Court ordering Taco Bell to comply with the ADA and its implementing regulations; (b) that the District Court declare Taco Bell in violation of the ADA, the Unruh Act, and the CDPA; and (c) monetary relief under the Unruh Act or CDPA.  Plaintiffs, on behalf of the class, are seeking the minimum statutory damages per offense of either $4,000 under the Unruh Act or $1,000 under the CDPA for each aggrieved member of the class.  Plaintiffs contend that there may be in excess of 100,000 individuals in the class.

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

The parties participated in mediation on March 25, 2008, and again on March 26, 2009, without reaching resolution.  The court granted Taco Bell’s request for an extension to file its motion for summary judgment on the ADA claims until October 20, 2009.  A hearing on the motion is now scheduled for December 16, 2009.

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

Dramatically Improve U.S. Brand Positions, Consistency and Returns – The Company continues to focus on improving its U.S. position through differentiated products and marketing and an improved customer experience.  The Company also strives to provide industry leading new product innovation which adds sales layers and expands day parts.  We are the leader in multibranding, with more than 5,000 restaurants providing customers two or more of our brands at a single location.  We continue to evaluate our returns and ownership positions with an earn the right to own philosophy on Company owned restaurants.  Our ongoing earnings growth model calls for annual Operating Profit growth of 5% in the U.S. with same store sales growth of 2% to 3% and leverage of our General and Administrative (“G&A”) infrastructure.

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

Details of our 2009 Guidance by division and updates can be found online at http://www.yum.com/investors.

Quarter Ended June 13, 2009 Highlights

•	International development of 328 new restaurants including 118 new units in mainland China and 193 in YRI.

•	Worldwide system sales growth prior to foreign currency translation of 3% including 8% in mainland China, 6% in YRI, and a 1% decline in the U.S.

•	Worldwide restaurant margin improved 1.7 percentage points driven by the combination of prior year pricing, flat commodity costs and refranchising; all three divisions improved margins.

•
Worldwide operating profit growth of 31%, excluding foreign currency translation, including a $68 million gain recognized upon the consolidation of an entity that operates KFCs in Shanghai, China.  Each of our divisions generated profit growth: 11% in the China Division, 8% in the U.S. and 6% for YRI.

•
EPS growth was negatively impacted by foreign currency translation of approximately $0.03 per share partially offset by the benefit of last year’s substantial share repurchases, which reduced average shares outstanding by 3%.

All preceding comparisons are versus the same period a year ago.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters and/or years to date ended June 13, 2009 and June 14, 2008 and/or could impact comparability with the remainder of our results in 2009 or beyond.  Certain of these factors were previously discussed in our 2008 Form 10-K.

Restaurant Margin

In the U.S., restaurant margin as a percentage of sales increased 2.3 percentage points and 1.6 percentage points versus the quarter and year to date ended June 14, 2008, respectively.  In the China Division, restaurant margin as a percentage of sales increased 0.8 percentage points and 1.2 percentage points versus the quarter and year to date ended June 14, 2008, respectively.  These improvements were largely driven by pricing actions we took or have previously taken, as well as moderating commodity inflation partially offset by lower same store sales. For the quarter ended June 13, 2009, we experienced commodity deflation of $4 million in both our U.S. and China Divisions.  For the year ended June 13, 2009 U.S. commodity inflation was $5 million and the China Division experienced commodity deflation of $1 million. We expect the commodity deflation to continue in the second half of 2009 resulting in commodity deflation of about $10 million in the U.S. and nearly $50 million in the China Division for the balance of the year. On a full year basis, same store sales are expected to decline slightly in the U.S. and remain about flat in mainland China partially offsetting this anticipated commodity deflation. For the full year we anticipate that the U.S. and China Divisions restaurant margins will each be up at least 1 percentage point versus 2008.

YRI’s restaurant margin as a percentage of sales in the second half of 2009 is expected to be positively impacted by same store sales growth partially offset by moderate commodity inflation.  YRI’s commodity costs, as compared to the U.S. and China Divisions, are more significantly impacted by a higher percentage of fixed price commodity commitments and the impact of a strengthening U.S. Dollar on commodity purchases denominated in that currency.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates negatively impacted the translation of our foreign currency denominated Operating Profit in our International Division by $24 million and $45 million for the quarter and year to date ended June 13, 2009, respectively, and positively impacted Operating Profit in our China Division by $3 million and $9 million for the quarter and year to date ended June 13, 2009, respectively.  Given the nature and volatility of the foreign currency markets the full year forecasted foreign currency impact is difficult to quantify.  However, for YRI we currently expect Operating Profit to be negatively impacted by foreign currency translation of nearly $25 million in the second half of the year.  We do not anticipate that the impact of foreign currency translation on the China Division’s Operating Profit will be significant in the remainder of 2009.

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

We recorded pre-tax gains of $1 million and $15 million from refranchising in the U.S. for the quarter and year to date ended June 13, 2009, respectively.  We recorded a pre-tax gain of $1 million and a pre-tax loss of $25 million from refranchising in the U.S. for the quarter and year to date ended June 14, 2008, respectively.  The refranchising losses recorded for the year to date ended June 14, 2008 were primarily due to our refranchising of, or our offers to refranchise, stores or groups of stores for a price less than their carrying values.  The refranchising gains and losses are more fully discussed in Note 4 and the Store Portfolio Strategy Section of the MD&A.

In connection with our G&A productivity initiatives and realignment of resources we recorded pre-tax charges of $5 million and $2 million in the quarters ended June 13, 2009 and June 14, 2008, respectively.  In the years to date ended June 13, 2009 and June 14, 2008, we recorded pre-tax charges of $9 million and $7 million, respectively.

Additionally, the Company recognized a reduction to Franchise and license fees and income of $4 million and $31 million, pre-tax, in the quarter and year to date ended June 13, 2009, respectively, related to investments in our U.S. Brands.  These investments reflect our reimbursements to, or obligations to reimburse, KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  In the quarter and year to date ended June 14, 2008, the Company recognized pre-tax expense of $2 million and $3 million, respectively, related to the investments in our U.S. Brands.

In 2009, we currently expect to refranchise 500 restaurants in the U.S.  The impact of this refranchising on our 2009 results will be determined by the stores that we are able to sell and the specific prices we are able to obtain for these stores.

We currently anticipate ongoing G&A savings of at least $70 million, primarily within the U.S. segment, as a result of the U.S. business transformation measures we took in 2008 and are taking in 2009.

Consolidation of a Former Unconsolidated Affiliate in China

On May 4, 2009 we acquired an additional 7% ownership in the entity that operates more than 200 KFCs in Shanghai, China for $12 million, increasing our ownership to 58%.  This entity has historically been accounted for as an unconsolidated affiliate under the equity method of accounting.  Concurrent with the acquisition we received additional rights in the governance of the entity and thus we began consolidating the entity upon acquisition.  As required by Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”, we remeasured our previously held 51% ownership, which had a recorded value of $17 million at the date of acquisition, in the entity at fair value and recognized a gain of $68 million accordingly.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense in our Condensed Consolidated Statements of Income and was not allocated to any segment for performance reporting purposes.

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Condensed Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate. From the date of the acquisition through May 31, 2009 (our China Division’s second quarter end), we reported Company sales and the associated restaurant costs, general and administrative expense, interest expense and income taxes associated with the restaurants previously unconsolidated in the appropriate line items of our Condensed Consolidated Statement of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded as Net Income-noncontrolling interest within our Condensed Consolidated Statements of Income.  For the quarter ended June 13, 2009 the consolidation of this entity increased Company sales by $23 million and decreased Franchise and license fees and income by $1 million.  The impacts of consolidation on all other line items within our Condensed Consolidated Statement of Income were not significant for the quarter ended June 13, 2009.  For the full year we expect the China Division’s Company sales to increase by approximately $200 million and Franchise and license fees and income to decrease by approximately $12 million as a result of this transaction.  We do not expect the full year impact on Operating Profit or Net Income – YUM! Brands, Inc. to be significant.

Sale of our Interest in Our Unconsolidated Affiliate in Japan

During the year to date ended June 14, 2008 we recorded a pre-tax gain of approximately $100 million related to the sale of our interest in our unconsolidated affiliate in Japan.  This gain was recorded in Other (income) expenses in our Condensed Consolidated Statement of Income and was not allocated to any segment for performance reporting purposes.

Segment Reporting Changes

In connection with our U.S. business transformation measures our reported segment results began reflecting increased allocations of certain expenses in 2009 that were previously reported as unallocated and corporate G&A expenses.  While our consolidated results were not impacted, we believe the revised allocation better aligns costs with accountability of our segment managers.  These revised allocations are being used by our Chairman and Chief Executive Officer, in his role as chief operating decision maker, in his assessment of operating performance.  We have restated segment information for the quarter and year to date ended June 14, 2008 to be consistent with the current period presentation and will restate previously reported 2008 quarters as they are reported in 2009.

The following table summarizes the 2008 quarterly impact of the revised allocations by segment:

	First	Second	Third	Fourth
Increase/(Decrease)	Quarter	Quarter	Quarter	Quarter	Total
U.S. G&A	$11	$13	$12	$17	$53
YRI G&A	1	2	1	2	6
Unallocated and corporate G&A expenses	(12)	(15)	(13)	(19)	(59)

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets.  In the U.S., we are targeting Company ownership of restaurants potentially below 10%, down from its current level of 18%.  Consistent with this strategy, 188 Company restaurants in the U.S. were sold to franchisees, for a net gain of $15 million, in the year to date ended June 13, 2009.  We currently anticipate refranchising 500 units in the U.S. in 2009 for approximately $175 million in proceeds.

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

The following table summarizes our refranchising activities:
	Quarter ended		Year to date
	6/13/09	6/14/08	6/13/09	6/14/08
Number of units refranchised	85	170	205	207
Refranchising proceeds, pre-tax	$27	$47	$63	$66
Refranchising (gain) loss, pre-tax	$1	$(1)	$(13)	$24

The impact on Operating Profit arising from refranchising is the net of (a) the estimated reductions in restaurant profit, which reflects the decrease in Company sales, and G&A expenses and (b) the increase in franchise fees from the restaurants that have been refranchised.  The tables presented below reflect the impacts on Total revenues and on Operating Profit from stores that were operated by us for all or some portion of the prior year period and were no longer operated by us as of the last day of the current quarter.  In these tables, Decreased Company sales and Decreased Restaurant profit represents the amount of sales or restaurant profit earned by the refranchised restaurants during the period we owned them in the prior year but did not own them in the current year.  Increased Franchise and license fees and income represents the franchise and license fees from the refranchised restaurants that were recorded by the Company in the current year during periods in which the restaurants were Company stores in the prior year.

The following tables summarize the impact of refranchising as described above:
	Quarter ended 6/13/09
	U.S.	YRI	China Division	Worldwide
Decreased Company sales	$(167)	$(21)	$(1)	$(189)
Increased Franchise and license fees and income	10	1	—	11
Decrease in Total revenues	$(157)	$(20)	$(1)	$(178)

	Year to date ended 6/13/09
	U.S.	YRI	China Division	Worldwide
Decreased Company sales	$(324)	$(37)	$(2)	$(363)
Increased Franchise and license fees and income	18	2	—	20
Decrease in Total revenues	$(306)	$(35)	$(2)	$(343)

The following tables summarize the estimated impact on Operating Profit of refranchising:
	Quarter ended 6/13/09
	U.S.	YRI	China Division	Worldwide
Decreased Restaurant profit	$(16)	$(1)	$—	$(17)
Increased Franchise and license fees and income	10	1	—	11
Decreased G&A	4	—	—	4
Increase (decrease) in Operating Profit	$(2)	$—	$—	$(2)

	Year to date ended 6/13/09
	U.S.	YRI	China Division	Worldwide
Decreased Restaurant profit	$(33)	$(1)	$—	$(34)
Increased Franchise and license fees and income	18	2	—	20
Decreased G&A	7	—	—	7
Increase (decrease) in Operating Profit	$(8)	$1	$—	$(7)

Results of Operations

	Quarter ended				Year to date
	6/13/09	6/14/08	% B/(W)		6/13/09	6/14/08	% B/(W)
Company sales	$2,152	$2,323	(7)		$4,070	$4,417	(8)
Franchise and license fees and income	324	336	(4)		623	655	(5)
Total revenues	$2,476	$2,659	(7)		$4,693	$5,072	(7)
Company restaurant profit	$324	$311	4		$632	$619	2

% of Company sales	15.1%	13.4%	1.7	ppts.	15.5%	14.0%	1.5	ppts.
Operating Profit	394	317	25		745	743	—
Interest expense, net	43	52	15		96	105	8
Income tax provision	45	40	(13)		124	157	21
Net Income – including noncontrolling interest	306	225	35		525	481	9
Net Income – noncontrolling interest	3	1	(31)		4	3	(14)
Net Income – YUM! Brands, Inc.	$303	$224	35		$521	$478	9

Diluted earnings per share (a)	$0.63	$0.45	40		$1.08	$0.95	14

(a)           See Note 2 for the number of shares used in this calculation.

Restaurant Unit Activity

				Total
		Unconsolidated		Excluding
Worldwide	Company	Affiliates	Franchisees	Licensees (a)
Beginning of year	7,568	645	25,911	34,124
New Builds	222	41	440	703
Acquisitions	42	—	(42)	—
Refranchising	(205)	—	204	(1)
Closures	(59)	(4)	(309)	(372)
Other(b)	236	(236)	(4)	(4)
End of quarter	7,804	446	26,200	34,450
% of Total	23%	1%	76%	100%

				Total
		Unconsolidated		Excluding
United States	Company	Affiliates	Franchisees	Licensees(a)
Beginning of year	3,314	—	14,482	17,796
New Builds	10	—	109	119
Acquisitions	42	—	(42)	—
Refranchising	(188)	—	187	(1)
Closures	(15)	—	(168)	(183)
Other	—	—	(1)	(1)
End of quarter	3,163	—	14,567	17,730
% of Total	18%	—	82%	100%

				Total
		Unconsolidated		Excluding
YRI	Company	Affiliates	Franchisees	Licensees(a)
Beginning of year	1,589	—	11,157	12,746
New Builds	19	—	319	338
Acquisitions	—	—	—	—
Refranchising	(15)	—	15	—
Closures	(19)	—	(139)	(158)
Other	—	—	(3)	(3)
End of quarter	1,574	—	11,349	12,923
% of Total	12%	—	88%	100%

China Division	Company	Unconsolidated Affiliates	Franchisees	Total
Beginning of year	2,665	645	272	3,582
New Builds	193	41	12	246
Acquisitions	—	—	—	—
Refranchising	(2)	—	2	—
Closures	(25)	(4)	(2)	(31)
Other(b)	236	(236)	—	—
End of quarter	3,067	446	284	3,797
% of Total	81%	12%	7%	100%

(a)
The Worldwide, U.S. and YRI totals exclude 2,162, 1,994 and 168 licensed units, respectively, at June 13, 2009.  There are no licensed units in the China Division.  Licensed units are generally units that offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

(b)
During the second quarter of 2009 we acquired additional ownership in and began consolidating an entity that operates the KFC business in Shanghai, China and have reclassified the units accordingly.  This entity was previously accounted for as an unconsolidated affiliate.

Multibrand restaurants are included in the totals above.  Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count.  Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count.  Franchise unit counts include both franchisee and unconsolidated affiliate multibrand units.  Multibrand restaurant totals at June 13, 2009 were as follows:

	Company	Franchisees	Total
United States	1,494	3,534	5,028
YRI	—	382	382
Worldwide	1,494	3,916	5,410

For the year to date ended June 13, 2009, Company and franchise multibrand unit gross additions were 18 and 467, respectively.  There are no multibrand units in the China Division.

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

	Quarter ended 6/13/09 vs. Quarter ended 6/14/08
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	(1)%	1%	(4)%	(1)%
Net unit growth and other	—	5	11	4
Foreign currency translation (“forex”)	N/A	(18)	1	(7)
% Change	(1)%	(12)%	8%	(4)%
% Change, excluding forex	N/A	6%	7%	3%

	Year to date ended 6/13/09 vs. Year to date ended 6/14/08
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	(2)%	4%	(2)%	—%
Net unit growth and other	1	4	11	3
Foreign currency translation (“forex”)	N/A	(15)	2	(5)
% Change	(1)%	(7)%	11%	(2)%
% Change, excluding forex	N/A	8%	9%	3%

Revenues

Company sales were as follows:

	Quarter ended		Year to date
	6/13/09	6/14/08	6/13/09	6/14/08
U.S.	$923	$1,059	$1,805	$2,093
YRI	451	577	883	1,129
China Division	778	687	1,382	1,195
Worldwide	$2,152	$2,323	$4,070	$4,417

The following table details the key drivers of the quarter-over-quarter and year-over-year changes of Company sales.  Same store sales growth is the estimated growth in sales of all restaurants that have been open one year or more.  Net unit growth represents the net impact of actual sales due to new unit openings and historical sales due to closures.  Refranchising represents the amount of Company sales for the periods in the prior quarter or prior year to date while the Company operated the restaurants but did not operate them in the current quarter or current year to date.  Other represents the impact of acquisitions, unusual or significant items and roundings.

The percentage changes in Company sales by quarter and year to date were as follows:

	Quarter ended 6/13/09 vs. Quarter ended 6/14/08
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	—%	3%	(3)%	—%
Net unit growth	1	4	11	5
Refranchising	(16)	(4)	—	(8)
Other	2	1	4	1
Foreign currency translation (“forex”)	N/A	(26)	1	(5)
% Change	(13)%	(22)%	13%	(7)%
% Change, excluding forex	N/A	4%	12%	(2)%

	Year to date ended 6/13/09 vs. Year to date ended 6/14/08
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	(1)%	3%	(1)%	—%
Net unit growth	1	4	12	5
Refranchising	(15)	(3)	—	(8)
Other	1	(1)	2	1
Foreign currency translation (“forex”)	N/A	(25)	3	(6)
% Change	(14)%	(22)%	16%	(8)%
% Change, excluding forex	N/A	3%	13%	(2)%

The China Division Other includes 3% and 2% for the quarter and year to date ended June 13, 2009, respectively, related to the acquisition in, and consolidation of, an entity that operates the KFCs in Shanghai, China.  See Note 4 for a further discussion of this transaction.

Franchise and license fees and income was as follows:

				% Increase
			% Increase	(Decrease)
	Quarter ended		(Decrease)	excluding forex
	6/13/09	6/14/08
U.S.	$176	$167	5	N/A
YRI	137	153	(11)	6
China Division	15	16	(6)	(7)
Unallocated Franchise and license fees and income	(4)	—	—	N/A
Worldwide	$324	$336	(4)	4

				% Increase
			% Increase	(Decrease)
	Year to date		(Decrease)	excluding forex
	6/13/09	6/14/08
U.S.	$340	$325	5	N/A
YRI	286	302	(5)	9
China Division	28	28	2	(1)
Unallocated Franchise and license fees and income	(31)	—	—	N/A
Worldwide	$623	$655	(5)	2

Worldwide Franchise and license fees and income included reductions of $4 million, or 1%, and $31 million, or 5% for the quarter and year to date ended June 13, 2009, respectively, as a result of our reimbursements to, or obligations to reimburse, KFC franchisees for installation costs for the national launch of Kentucky Grilled Chicken that have not been allocated to the U.S. segment for performance reporting purposes.

U.S. Franchise and license fees and income for both the quarter and year to date ended June 13, 2009 were positively impacted by 5% due to the impact of refranchising.

Company Restaurant Margins

	Quarter ended 6/13/09
	U.S.	YRI	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.3	32.1	35.7	32.2
Payroll and employee benefits	29.5	26.1	14.7	23.5
Occupancy and other operating expenses	26.5	30.7	31.7	29.2
Company restaurant margin	14.7%	11.1%	17.9%	15.1%

	Quarter ended 6/14/08
	U.S.	YRI	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.7	31.7	37.7	33.0
Payroll and employee benefits	30.4	26.5	14.5	24.7
Occupancy and other operating expenses	26.5	31.2	30.7	28.9
Company restaurant margin	12.4%	10.6%	17.1%	13.4%

The increase in U.S. restaurant margin as a percentage of sales was driven by the combination of pricing actions we have previously taken and commodity deflation (primarily cheese).  Additionally, our U.S. restaurant margin was positively impacted by refranchising and labor cost savings associated with productivity initiatives.

The increase in YRI restaurant margin as a percentage of sales was driven primarily by the impact of same store sales growth, partially offset by the impact of higher commodity and occupancy costs.  The impact of lower margins associated with new units during the initial periods of operations also negatively impacted restaurant margin as a percentage of sales.

The increase in China Division restaurant margin as a percentage of sales was driven by the combination of pricing actions we have previously taken and commodity deflation.  The increase was partially offset by the impact of lower margins associated with new units during the initial periods of operation and same store transaction declines.

	Year to date ended 6/13/09
	U.S.	YRI	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	29.0	32.1	36.0	32.1
Payroll and employee benefits	30.1	25.7	13.9	23.6
Occupancy and other operating expenses	26.9	30.6	30.0	28.8
Company restaurant margin	14.0%	11.6%	20.1%	15.5%

	Year to date ended 6/14/08
	U.S.	YRI	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.3	31.2	37.6	32.5
Payroll and employee benefits	30.8	26.1	14.1	25.1
Occupancy and other operating expenses	26.5	30.9	29.4	28.4
Company restaurant margin	12.4%	11.8%	18.9%	14.0%

The increase in U.S. restaurant margin as a percentage of sales was driven by higher average guest check due to pricing actions we have previously taken.  Additionally, our U.S. restaurant margin was positively impacted by refranchising and labor cost savings associated with productivity initiatives.

The decrease in YRI restaurant margin as a percentage of sales was primarily driven by the impact of lower margins associated with new units during the initial period of operations.  An increase in commodity costs was partially offset by a higher average guest check.

The increase in China Division restaurant margin as a percentage of sales was driven by the combination of commodity deflation and a higher average guest check due to pricing actions we have previously taken.  The increase was partially offset by the impact of lower margins associated with new units during the initial periods of operation.

Worldwide General and Administrative Expenses

G&A expenses decreased 11% and 10% in the quarter and year to date ended June 13, 2009, respectively, including a 4% and 5% favorable impact from foreign currency translation in the quarter and year to date, respectively.  These decreases were driven by savings from the actions taken as part of our U.S. business transformation measures and lapping prior year litigation-related costs.  These decreases were partially offset by higher incentives and compensation costs related to strategic initiatives in China and other YRI growth markets.

Worldwide Other (Income) Expense

	Quarter ended		Year to date
	6/13/09	6/14/08	6/13/09	6/14/08
Equity income from investments in unconsolidated affiliates	$(7)	$(9)	$(17)	$(20)
Gain upon consolidation of former unconsolidated affiliate in China(a)	(68)	—	(68)	—
Gain upon sale of investment in unconsolidated affiliate(b)	—	—	—	(100)
Foreign exchange net (gain) loss and other	—	(4)	1	(10)
Other (income) expense	$(75)	$(13)	$(84)	$(130)

(a)	See Note 4 for further discussion of the consolidation of a former unconsolidated affiliate in China.

(b)	Reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See our 2008 Form 10-K for further discussion on this transaction.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter ended				Year to date
	6/13/09	6/14/08	% B/(W)		6/13/09	6/14/08	% B/(W)
United States	$169	$155	8		$326	$301	8
YRI	100	118	(15)		223	256	(13)
China Division	105	92	14		236	195	21
Unallocated Franchise and license fees and income	(4)	—	NM		(31)	—	NM
Unallocated and corporate G&A expenses	(43)	(53)	17		(89)	(95)	(4)
Unallocated Other income (expense)	68	4	NM		67	110	NM
Unallocated Refranchising gain (loss)	(1)	1	NM		13	(24)	NM
Operating Profit	$394	$317	25		$745	$743	—

United States operating margin	15.3%	12.7%	2.6	ppts.	15.2%	12.5%	2.7	ppts.
International Division operating margin	17.1%	16.2%	0.9	ppts.	19.1%	17.9%	1.2	ppts.

U.S. Operating Profit increased 8% in the quarter and year to date ended June 13, 2009, respectively.  These increases were driven by the savings from the actions taken as part of our U.S. business transformation measures and improved restaurant margin.  These increases were partially offset by higher Franchise and license expenses and Closure and impairment expenses.

YRI Operating Profit decreased 15% in the quarter ended June 13, 2009, including a 21% unfavorable impact from foreign currency translation.  Excluding the unfavorable impact from foreign currency translation, International Division Operating Profit increased 6% in the quarter.  The increase was driven by new unit development and improved restaurant margin.

YRI Operating Profit decreased 13% year to date ended June 13, 2009, including an 18% unfavorable impact from foreign currency translation.  Excluding the unfavorable impact from foreign currency translation, International Division Operating Profit increased 5% year to date.  The increase was driven by new unit development, partially offset by the elimination of a VAT exemption in Mexico.

China Division Operating Profit increased 14% and 21% in the quarter and year to date ended June 13, 2009, respectively, including a 3% and 5% favorable impact from foreign currency translation for the quarter and year to date ended June 13, 2009, respectively.  These increases were driven by the impact of improved restaurant margin and new unit development.

Unallocated franchise and license fees and income for the quarter and year to date ended June 13, 2009 reflects our reimbursements to, or obligations to reimburse, KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken that has not been allocated to the U.S. segment for performance reporting purposes.

Unallocated other income (expense) for the quarter and year to date ended June 13, 2009 includes a $68 million gain upon acquisition of additional ownership in, and consolidation of, the entity that operates KFCs in Shanghai, China.  For the year to date ended June 14, 2008 unallocated other income (expense) includes a $100 million gain recognized on the sale of our interest in our unconsolidated affiliate in Japan.

Interest Expense, Net

	Quarter ended			Year to date
	6/13/09	6/14/08	% B/(W)	6/13/09	6/14/08	% B/(W)
Interest expense	$47	$59	19	$103	$118	12
Interest income	(4)	(7)	(50)	(7)	(13)	(43)
Interest expense, net	$43	$52	15	$96	$105	8

Interest expense, net decreased $9 million for the quarter and year to date ended June 13, 2009.  These decreases were primarily driven by a decrease in interest rates on the variable portion of our debt as compared to prior year.

Income Taxes

	Quarter ended		Year to date
	6/13/09	6/14/08	6/13/09	6/14/08
Income taxes	$45	$40	$124	$157
Effective tax rate	12.8%	14.9%	19.1%	24.6%

Our second quarter effective tax rate was positively impacted by the one-time $68 million gain recognized upon our acquisition of additional interest in, and consolidation of, the operating entity that operates the KFCs in Shanghai, China, which resulted in no related tax expense.  Our rate was also favorably impacted by adjustments to prior year foreign tax credit balances.  The quarter rate in both years was positively impacted by the reversal of foreign valuation allowances associated with certain deferred tax assets we now believe are more likely than not to be utilized on future tax returns and the reversal of reserves due to the expiration of the statute of limitations in certain foreign jurisdictions.

Year to date, our effective tax rate was favorably impacted by the one-time gain, as described above, and adjustments to prior year foreign tax credit balances.  Additionally, our rate was lower as a result of lapping 2008 tax expense associated with the gain on the sale of our interest in our unconsolidated affiliate in Japan and 2008 expense associated with our plan to distribute certain foreign earnings.

Consolidated Cash Flows

Net cash provided by operating activities was $495 million compared to $626 million in 2008.  The decrease was driven by current year pension contributions and reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.

Net cash used in investing activities was $356 million versus $255 million in 2008. The increase was driven by the acquisition of Little Sheep Group Limited (“Little Sheep”), as discussed in Note 4, and lower proceeds from sales of property, plant and equipment.

Net cash used in financing activities was $82 million versus $860 million in 2008. The decrease was driven by a reduction in share repurchases, partially offset by lower net borrowings.

Consolidated Financial Condition

The acquisition of additional ownership in, and consolidation of, a former unconsolidated affiliate that operates the KFCs in Shanghai, China during the quarter ended June 13, 2009 impacted our Condensed Consolidated Balance Sheet.  See Note 4 for a discussion of this transaction and a summary of the assets acquired and liabilities assumed as a result of the acquisition and consolidation.

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

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  Additionally, as of June 13, 2009 we had approximately $925 million in unused capacity under revolving credit facilities that expire in 2012.  Given this available borrowing capacity under our credit facilities, our debt maturity schedule and our ability to reduce discretionary spending, we do not believe we will need to access the credit markets during 2009. To help ensure that we do not need to access the credit markets and to maintain our financial flexibility, we do not currently plan to repurchase shares in 2009.

Additionally, we are managing our cash and debt positions in order to maintain our current investment grade ratings from Standard & Poor’s Rating Services (BBB-) and Moody’s Investors Service (Baa3).  A downgrade of our credit rating would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets if necessary.  Based on the amount and composition of our debt at June 13, 2009 our interest expense would increase approximately $1.3 million on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

In the quarter ended June 13, 2009, we invested $342 million in our businesses, including approximately $117 million in the U.S., $97 million for the International Division and $128 million for the China Division.

During the quarter ended June 13, 2009, we paid cash dividends of $88 million.  Additionally, on May 28, 2009 our Board of Directors approved a cash dividend of $.19 per share of Common Stock, to be distributed on August 7, 2009 to shareholders of record at the close of business on July 17, 2009.  The Company is targeting an ongoing annual dividend payout ratio of 35% - 40% of net income.

On March 24, 2009, our China Division paid approximately $44 million to purchase 14% of the outstanding common shares of Little Sheep.  See Note 4 for further description.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 23 participating banks with commitments ranging from $20 million to $113 million.  We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At June 13, 2009, our unused Credit Facility totaled $657 million net of outstanding letters of credit of $168 million.  There were borrowings of $325 million outstanding under the Credit Facility at June 13, 2009.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving credit facility (the “International Credit Facility,” or “ICF”) which matures in November 2012 and includes 6 banks with commitments ranging from $35 million to $90 million.  We believe the syndication reduces our dependency on any one bank.  There was available credit of $267 million and borrowings of $83 million outstanding under the ICF at June 13, 2009. The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

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

The Credit Facility, Domestic Term Loan, and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at June 13, 2009 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2011 through 2037 and interest rates ranging from 6.25% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.4 billion at June 13, 2009.

During the quarter ended June 13, 2009 we repurchased Senior Unsecured Notes due July 1, 2012 with an aggregate principal amount of $137 million.

Our Senior Unsecured Notes, Credit Facility, Domestic Term Loan and ICF all contain cross-default provisions, whereby a default under any of these agreements constitutes a default under each of the other agreements.

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

There were no material changes during the quarter ended June 13, 2009 to the disclosures made in Item 7A of the Company’s 2008 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 13, 2009.

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

We have reviewed the accompanying Condensed Consolidated Balance Sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of June 13, 2009 and the related Condensed Consolidated Statements of Income for the twelve and twenty-four weeks ended June 13, 2009 and June 14, 2008 and the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 13, 2009 and June 14, 2008. These Condensed Consolidated Financial Statements are the responsibility of YUM’s management.

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
July 21, 2009

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

Item 4.	Submission of Matters to a vote of Security Holders

Our Annual Meeting of Shareholders was held on May 21, 2009.  At the meeting, shareholders:

1)	Elected thirteen directors to serve until the next Annual Meeting of Shareholders and until their respective successors are duly elected and qualified.

2)	Ratified the selection of KPMG LLP as our independent auditors for the fiscal year ended December 26, 2009.

3)	Approved the Company’s Executive Incentive Compensation Plan as amended by the first amendment and second amendment.

4)	through 5) Approved two shareholder proposals.

6)	through 7) Rejected two shareholder proposals.

Results of the voting in connection with each item were as follows (these numbers reflect actual votes cast by shareholders):

(1)	Election of Directors	For	Against	Abstain
	David W. Dorman	379,490,826	10,073,533	947,430
	Massimo Ferragamo	379,340,646	10,303,279	867,864
	J. David Grissom	387,766,448	1,925,983	819,358
	Bonnie G. Hill	374,654,749	15,029,723	827,317
	Robert Holland, Jr.	377,079,888	12,543,436	888,465
	Kenneth G. Langone	377,380,744	12,228,970	902,075
	Jonathan S. Linen	387,765,215	1,877,336	869,238
	Thomas C. Nelson	382,855,200	6,791,397	865,192
	David C. Novak	376,743,223	12,851,754	916,812
	Thomas M. Ryan	363,372,157	26,243,295	896,337
	Jing-Shyh S. Su	380,684,716	8,983,589	843,484
	Jackie Trujillo	379,616,026	10,031,603	864,160
	Robert D. Walter	379,679,275	9,959,147	873,367

		For	Against	Abstain
(2)	Ratification of Independent Auditors	376,054,088	13,621,887	835,814

(3)	Approve the Company’s Executive Incentive Plan	362,059,459	26,418,056	2,034,274

		For	Against	Abstain	Non-Votes
(4)	Shareholder Proposal – Shareholders Rights Plan	242,829,584	89,989,876	1,357,126	56,335,203

(5)	Shareholder Proposal – Advisory Shareholder Vote to Ratify Executive Compensation	170,971,382	158,881,102	4,324,102	56,335,203

(6)	Shareholder Proposal – Healthcare Reform Principles	17,997,337	273,303,374	42,877,225	56,333,853

(7)	Shareholder Proposal – Animal Welfare	20,518,373	269,202,985	44,456,578	56,333,853

A shareholder proposal relating to Food Supply Chain Security & Sustainability was withdrawn by the proponents prior to the meeting.

Item 6.	Exhibits

(a)	Exhibit Index

EXHIBITS

	Exhibit 10.7.1	YUM! Brands Director Deferred Compensation Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through November 14, 2008.

	Exhibit 10.10.1	YUM! Brands Executive Income Deferral Program, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through June 30, 2009.

	Exhibit 10.13.1	YUM! Brands, Inc. Pension Equalization Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through December 30, 2008.

	Exhibit 10.17.1	YUM! Brands, Inc. 409A Addendum to Amended and restated form of Severance Agreement, as effective December 31, 2008.

	Exhibit 10.18	YUM! Brands, Inc. Long Term Incentive Plan, as Amended through the Fourth Amendment, as effective November 21, 2008.

	Exhibit 10.31.1	YUM! Brands, Inc. 409A Addendum to Severance Agreement for Emil Brolick, as effective December 31, 2008.

	Exhibit 10.32.1	YUM! Brands Leadership Retirement Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through December 30, 2008.

	Exhibit 10.35	YUM! Performance Share Plan Summary, as effective March 27, 2009.

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm).

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

YUM! BRANDS, INC.
(Registrant)

Date:	July 21, 2009	/s/ Ted F. Knopf
Senior Vice President of Finance
and Corporate Controller
(Principal Accounting Officer)