Form 10-Q
period 2009-09-05
YUM BRANDS INC
filed 2009-10-13
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)
[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 5, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [Ö]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [Ö] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer:  [Ö] Accelerated filer:  [  ] Non-accelerated filer:  [  ] Smaller reporting company:  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [Ö]

The number of shares outstanding of the Registrant’s Common Stock as of October 5, 2009 was 467,702,275 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter		Year to date
Revenues	9/5/09	9/6/08	9/5/09	9/6/08
Company sales	$2,432	$2,482	$6,502	$6,899
Franchise and license fees and income	346	360	969	1,015
Total revenues	2,778	2,842	7,471	7,914

Costs and Expenses, Net
Company restaurants
Food and paper	777	830	2,081	2,265
Payroll and employee benefits	523	575	1,485	1,682
Occupancy and other operating expenses	707	719	1,879	1,975
Company restaurant expenses	2,007	2,124	5,445	5,922
General and administrative expenses	276	305	812	898
Franchise and license expenses	29	25	74	63
Closures and impairment (income) expenses	5	3	31	9
Refranchising (gain) loss	4	(8)	(9)	16
Other (income) expense	(13)	(18)	(97)	(148)
Total costs and expenses, net	2,308	2,431	6,256	6,760
Operating Profit	470	411	1,215	1,154
Interest expense, net	42	47	138	152
Income Before Income Taxes	428	364	1,077	1,002
Income tax provision	88	79	212	236
Net Income – including noncontrolling interest	340	285	865	766
Net Income – noncontrolling interest	6	3	10	6
Net Income – YUM! Brands, Inc.	$334	$282	$855	$760

Basic Earnings Per Common Share	$0.71	$0.60	$1.82	$1.59

Diluted Earnings Per Common Share	$0.69	$0.58	$1.77	$1.53

Dividends Declared Per Common Share	$—	$—	$0.38	$0.34

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/5/09	9/6/08
Cash Flows – Operating Activities
Net Income – including noncontrolling interest	$865	$766
Depreciation and amortization	385	389
Closures and impairment (income) expenses	31	9
Refranchising (gain) loss	(9)	16
Contributions to defined benefit pension plans	(96)	(7)
Gain upon consolidation of a former unconsolidated affiliate in China	(68)	—
Gain on sale of interest in Japan unconsolidated affiliate	—	(100)
Deferred income taxes	59	(13)
Equity income from investments in unconsolidated affiliates	(29)	(33)
Distributions of income received from unconsolidated affiliates	29	40
Excess tax benefits from share-based compensation	(48)	(32)
Share-based compensation expense	39	44
Changes in accounts and notes receivable	1	(18)
Changes in inventories	34	(16)
Changes in prepaid expenses and other current assets	(26)	(27)
Changes in accounts payable and other current liabilities	2	23
Changes in income taxes payable	(87)	24
Other non-cash charges and credits, net	53	82
Net Cash Provided by Operating Activities	1,135	1,147

Cash Flows – Investing Activities
Capital spending	(505)	(583)
Proceeds from refranchising of restaurants	91	142
Acquisition of restaurants from franchisees	(24)	(9)
Acquisitions and investments	(75)	—
Sales of property, plant and equipment	16	58
Other, net	(8)	(8)
Net Cash Used in Investing Activities	(505)	(400)

Cash Flows – Financing Activities
Proceeds from long-term debt	499	375
Repayments of long-term debt	(522)	(260)
Revolving credit facilities, three months or less, net	(289)	305
Short-term borrowings by original maturity
More than three months - proceeds	—	—
More than three months - payments	—	—
Three months or less, net	5	(15)
Repurchase shares of Common Stock	—	(1,513)
Excess tax benefits from share-based compensation	48	32
Employee stock option proceeds	91	51
Dividends paid on Common Stock	(263)	(234)
Other, net	(8)	—
Net Cash Used in Financing Activities	(439)	(1,259)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	191	(512)
Change in Cash and Cash Equivalents due to consolidation of entities in China	17	17
Cash and Cash Equivalents - Beginning of Period	216	789
Cash and Cash Equivalents - End of Period	$424	$294

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	9/5/09	12/27/08
ASSETS
Current Assets
Cash and cash equivalents	$424	$216
Accounts and notes receivable, net	241	229
Inventories	116	143
Prepaid expenses and other current assets	287	172
Deferred income taxes	54	81
Advertising cooperative assets, restricted	84	110
Total Current Assets	1,206	951

Property, plant and equipment, net	3,844	3,710
Goodwill	686	605
Intangible assets, net	447	335
Investments in unconsolidated affiliates	98	65
Other assets	549	561
Deferred income taxes	291	300
Total Assets	$7,121	$6,527

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and other current liabilities	$1,388	$1,473
Income taxes payable	27	114
Short-term borrowings	35	25
Advertising cooperative liabilities	84	110
Total Current Liabilities	1,534	1,722

Long-term debt	3,258	3,564
Other liabilities and deferred credits	1,340	1,335
Total Liabilities	6,132	6,621

Shareholders’ Equity (Deficit)
Common Stock, no par value, 750 shares authorized; 468 shares and 459 shares issued in 2009 and 2008, respectively	202	7
Retained earnings	979	303
Accumulated other comprehensive income (loss)	(279)	(418)
Total Shareholders’ Equity (Deficit) – YUM! Brands, Inc.	902	(108)
Noncontrolling interest	87	14
Total Shareholders’ Equity (Deficit)	989	(94)
Total Liabilities and Shareholders’ Equity (Deficit)	$7,121	$6,527

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2008 Form 10-K, our financial position as of September 5, 2009, and the results of our operations for the quarters and years to date ended September 5, 2009 and September 6, 2008 and cash flows for the years to date ended September 5, 2009 and September 6, 2008.  Our results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.  Our quarter and year to date tax rates for both 2009 and 2008 are lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

We have reclassified certain items in the accompanying Financial Statements and Notes to the Financial Statements for the prior periods in order to be comparable with the current classifications.  As discussed in our 2008 Form 10-K, we have begun reporting capital spending on our Condensed Consolidated Statements of Cash Flows excluding the impact of purchases that have been accrued but not yet paid.  For the year to date ended September 6, 2008 this resulted in increased Capital spending of $12 million with an offsetting impact to Changes in accounts payable and other current liabilities.  Also, as rental income from franchisees has increased over time and is anticipated to continue to increase, we believe it is more appropriate to report such income as Franchise and license fees and income as opposed to a reduction in Franchise and license expenses, as it has historically been reported.  For the quarter and year to date ended September 6, 2008 this resulted in an increase of $7 million and $18 million, respectively, in both Franchise and license expenses and Franchise and license fees and income in our Condensed Consolidated Statement of Income.  A similar amount of rental income was reported in Franchise and license fees and income in the quarter and year to date ended September 5, 2009.  These reclassifications had no effect on previously reported Net Income.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	9/5/09	9/6/08	9/5/09	9/6/08
Net Income – YUM! Brands, Inc.	$334	$282	$855	$760

Weighted-average common shares outstanding (for basic calculation)	472	470	469	479
Effect of dilutive share-based employee compensation	13	17	13	17
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	485	487	482	496
Basic EPS	$0.71	$0.60	$1.82	$1.59
Diluted EPS	$0.69	$0.58	$1.77	$1.53
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	12.3	6.5	13.8	5.8

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the year to date ended September 6, 2008, as indicated below.  All amounts exclude applicable transaction fees.  We had no share repurchases in the year to date ended September 5, 2009.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased
Authorization Date	2009	2008	2009	2008
January 2008	—	19,584	$—	$687
October 2007	—	22,875	—	813
Total	—	42,459	$—	$1,500	(a)

(a)	Amount excludes the effect of $13 million in share repurchases (0.4 million shares) with trade dates prior to the 2007 fiscal year end but cash settlement dates subsequent to the 2007 fiscal year end.

On September 30, 2009, our Board of Directors authorized share repurchases through September 30, 2010 of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.

Comprehensive income was as follows:
	Quarter ended		Year to date
	9/5/09	9/6/08	9/5/09	9/6/08
Net Income – YUM! Brands, Inc.	$334	$282	$855	$760
Foreign currency translation adjustment arising during the period	61	(18)	126	10
Foreign currency translation adjustment included in Net Income	—	—	—	(25)
Changes in fair value of derivatives, net of tax	(15)	2	(10)	12
Reclassification of derivative (gains) losses to Net Income, net of tax	12	(4)	15	(13)
Reclassification of pension actuarial losses to Net Income, net of tax	3	1	8	4
Total comprehensive income	$395	$263	$994	$748

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

In the quarter and year to date ended September 5, 2009, we recorded pre-tax gains of $8 million and $23 million, respectively, from refranchising in the U.S.  In the quarter and year to date ended September 6, 2008, we recorded a pre-tax gain of $3 million and a pre-tax loss of $22 million, respectively, from refranchising in the U.S.  The refranchising losses recorded for the year to date ended September 6, 2008 were primarily due to our refranchising of stores or groups of stores, principally at Long John Silver’s, for prices less than their recorded carrying value.

In connection with our G&A productivity initiatives and realignment of resources we recorded no charges in the quarter ended September 5, 2009 and a pre-tax charge of $1 million in the quarter ended September 6, 2008, and pre-tax charges of $9 million and $8 million in the years to date ended September 5, 2009 and September 6, 2008, respectively.  The unpaid current liability for the severance portion of these charges was $8 million as of September 5, 2009.  Severance payments in the quarter and year to date ended September 5, 2009 totaled approximately $6 million and $22 million, respectively.

Additionally, the Company recognized a reduction to Franchise and license fees and income of $1 million and $32 million, pre-tax, in the quarter and year to date ended September 5, 2009, respectively, related to investments in our U.S. Brands.  These investments reflect our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  This reduction to Franchise and license fees and income was recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.  In the quarter and year to date ended September 6, 2008, the Company recognized pre-tax expense of $2 million and $5 million, respectively, related to investments in our U.S. Brands.

We are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes as we do not believe they are indicative of our ongoing operations.

Acquisition of Interest in Little Sheep

On March 24, 2009, our China Division paid approximately $44 million to purchase 14% of the outstanding common shares of Little Sheep Group Limited (“Little Sheep”).  On June 2, 2009, we purchased an additional 6% of Little Sheep for $19 million and obtained Board of Directors representation.  Accordingly, in the quarter ended September 5, 2009 we began reporting our investment in Little Sheep using the equity method of accounting and this investment is now included in Investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheet.  Equity income recognized from our investment in Little Sheep was not significant in the quarter ended September 5, 2009.

Little Sheep is the leading brand in China’s “Hot Pot” restaurant category with approximately 375 restaurants, primarily in China as well as Hong Kong, Japan, Canada and the U.S.

Consolidation of a Former Unconsolidated Affiliate in China

On May 4, 2009 we acquired an additional 7% ownership in the entity that operates more than 200 KFCs in Shanghai, China for $12 million, increasing our ownership to 58%.  The acquisition was driven by our desire to increase our management control over the entity and further integrate the business with the remainder of our KFC operations in China.  This entity has historically been accounted for as an unconsolidated affiliate under the equity method of accounting due to the effective participation of our partners in the significant decisions of the entity that were made in the ordinary course of business as addressed in EITF Issue No. 96-16, “Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”.  Concurrent with the acquisition we received additional rights in the governance of the entity, and thus we began consolidating the entity upon acquisition.  As required by Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141R”), we remeasured our previously held 51% ownership in the entity, which had a recorded value of $17 million at the date of acquisition, at fair value and recognized a gain of $68 million accordingly.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense on our Condensed Consolidated Statements of Income during the quarter ended June 13, 2009 and was not allocated to any segment for performance reporting purposes.

Our preliminary estimate of the identifiable assets acquired and liabilities assumed upon acquisition for the consolidated entity is as follows:

Current assets, including cash of $17	$27
Property, plant and equipment	61
Goodwill	60
Intangible assets	97
Other long-term assets	2
Total assets acquired	247

Current liabilities	55
Other long-term liabilities	25
Total liabilities assumed	80
Net assets acquired	$167

Additionally, $70 million was recorded as Noncontrolling interest in our Condensed Consolidated Balance Sheet, representing the fair value of our partner’s interest in the entity’s net assets upon acquisition.  Intangible assets primarily comprise reacquired franchise rights which are being amortized over the franchise contract period of ten years.

Goodwill, which will be allocated to the China Division, is not expected to be deductible for income tax purposes.

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Condensed Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate. From the date of the acquisition through August 31, 2009 (our China Division’s third quarter end), we reported the results of operations for the entity in the appropriate line items of our Condensed Consolidated Statement of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  For the quarter and year to date ended September 5, 2009 the consolidation of this entity increased Company sales by $82 million and $105 million, respectively, and decreased Franchise and license fees and income by $5 million and $6 million, respectively.  The consolidation of this entity positively impacted Operating Profit by $4 million and $5 million for the quarter and year to date ended September 5, 2009, respectively.  The impact on Net Income – YUM! Brands, Inc. was not significant to either the quarter or the year to date ended September 5, 2009.

The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of both 2009 and 2008 would not have been significant.

Cash Tender Offer to Purchase Senior Unsecured Notes

During the quarter ended June 13, 2009 we completed a cash tender offer to repurchase certain of our Senior Unsecured Notes due July 1, 2012 with an aggregate principal amount of $137 million.  In conjunction with this transaction, we settled interest rate swaps with a notional amount of $150 million that were hedging these Senior Unsecured Notes, receiving $14 million in cash.  The net impact of the repurchase of Senior Unsecured Notes and related interest rate swap settlement had no significant impact on Interest expense.

Issuance of Senior Unsecured Notes

On August 20, 2009, we issued $250 million aggregate principal amount of 4.25% Senior Unsecured Notes that are due on September 15, 2015 and $250 million aggregate principal amount of 5.30% Senior Unsecured Notes that are due on September 15, 2019 (together the “2009 Notes”).  We used a portion of the proceeds to repay our variable rate senior unsecured term loan with an aggregate principal amount of $375 million that was scheduled to mature in 2011 and the remainder of the proceeds will be used to make discretionary payments to our pension plans during the fourth quarter of 2009.

In the quarter ended September 5, 2009, in anticipation of issuing the Senior Unsecured Notes due in 2019, we entered into treasury locks with aggregate notional amounts of $188 million to hedge a portion of the interest rate risk attributable to changes in United States Treasury Rates.  As the treasury locks were designated and highly effective in offsetting the variability in cash flows associated with the future interest payments, a resulting $3 million loss from settlement of these instruments is being amortized over ten years as an increase in interest expense.

In connection with the issuance of the $250 million Senior Unsecured Notes due in 2015, we entered into pay-variable interest rate swaps with an aggregate notional amount of $150 million with the objective of reducing our exposure to interest rate risk and lowering interest expenses for a portion of our debt.  These swaps have been designated as fair value hedges of a portion of our fixed rate debt.

Facility Actions

Refranchising (gain) loss, Store closure (income) costs and Store impairment charges by reportable segment are as follows:

	Quarter ended September 5, 2009
	U.S.	YRI	China Division	Worldwide
Refranchising (gain) loss(a)	$(8)	$2	$10	$4

Store closure (income) costs(b)	$—	$(1)	$—	$(1)
Store impairment charges	4	—	2	6
Closure and impairment (income) expenses	$4	$(1)	$2	$5

	Quarter ended September 6, 2008
	U.S.	YRI	China Division	Worldwide
Refranchising (gain) loss(a)	$(3)	$(5)	$—	$(8)

Store closure (income) costs(b)	$2	$(2)	$—	$—
Store impairment charges	2	—	1	3
Closure and impairment (income) expenses	$4	$(2)	$1	$3

	Year to date ended September 5, 2009
	U.S.	YRI	China Division	Worldwide
Refranchising (gain) loss(a)	$(23)	$4	$10	$(9)

Store closure (income) costs(b)	$3	$—	$—	$3
Store impairment charges	17	3	8	28
Closure and impairment (income) expenses	$20	$3	$8	$31

	Year to date ended September 6, 2008
	U.S.	YRI	China Division	Worldwide
Refranchising (gain) loss(a)	$22	$(5)	$(1)	$16

Store closure (income) costs(b)	$(6)	$(5)	$(2)	$(13)
Store impairment charges	15	2	5	22
Closure and impairment (income) expenses	$9	$(3)	$3	$9

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

Assets held for sale at September 5, 2009 and December 27, 2008 total $35 million and $31 million, respectively, of U.S. property, plant and equipment and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

Note 5 - Recently Adopted Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” which permitted a one-year deferral for the implementation of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted SFAS 157 at the beginning of 2009 for such non-financial assets and liabilities, which, for the Company, primarily includes long-lived assets, goodwill and intangibles.  The fair values of such non-financial assets and liabilities measured at fair value during 2009 and remaining on our Condensed Consolidated Balance Sheet at September 5, 2009 are included in the required disclosures in Note 12.  The full adoption of SFAS 157 did not materially impact the measurement of these disclosed amounts.

In December 2007, the FASB issued SFAS 141R.  SFAS 141R, which is broader in scope than SFAS 141, applies to all transactions or other events in which an entity obtains control of one or more businesses, and requires that the acquisition method be used for such transactions or events.  SFAS 141R, with limited exceptions, will require an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This will result in acquisition related costs and anticipated restructuring costs related to the acquisition being recognized separately from the business combination.  The Company adopted SFAS 141R on December 28, 2008.  Adoption of SFAS 141R did not significantly impact the accounting for the Company’s acquisitions of franchise restaurants in the quarter or year to date ended September 5, 2009.  SFAS 141R did require that our existing equity interest in the entity that operates the KFCs in Shanghai, China be remeasured at its fair value upon our acquisition of additional ownership in and consolidation of the entity (See Note 4).

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

In 2008, the Company consolidated one entity for which a third party owned a noncontrolling interest.  This entity operates the KFCs in Beijing, China.  Prior to the adoption of SFAS 160, we reported Operating Profit attributable to the noncontrolling interest in the Beijing entity in Other (income) expense and the related tax impact as a reduction to our Income tax provision.  Additionally, we reported the equity attributable to the noncontrolling interest in the Beijing entity within Other liabilities and deferred credits.  As required, the presentation requirements of SFAS 160 were applied retroactively to the quarter and year to date ended September 6, 2008 for this noncontrolling interest.

During second quarter 2009, we began consolidating the entity that operates the KFCs in Shanghai, China in which a third party owns a noncontrolling interest (See Note 4).  We are accounting for the noncontrolling interest in this entity in accordance with SFAS 160.

A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling interest as of December 27, 2008	$14
Net income – noncontrolling interest	10
Purchase of subsidiary shares from noncontrolling interest (See Note 4)	70
Dividends declared	(7)
Noncontrolling interest as of September 5, 2009	$87

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 161 was effective for the quarter ended March 21, 2009 for the Company, and we have included the required disclosures in Note 11.

In April 2009, the FASB issued FSP No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”.  These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments.  Additionally, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures of fair value of certain financial instruments in interim financial statements.  These FSPs were effective for the quarter ended September 5, 2009 for the Company.  The adoption of these FSPs did not significantly impact the Company’s results of operations.  We have expanded our fair value disclosures in accordance with these FSPs.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 was effective for the quarter ended September 5, 2009 for the Company.  The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures.  SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  We are evaluating whether the adoption of SFAS 166 and SFAS 167 will require the Company to consolidate an entity that provides loans used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs.  If required, the consolidation of this entity would increase the Company’s long-term debt by approximately $52 million with a corresponding increase to receivables.  See Note 13 for additional information regarding this franchisee loan program.  SFAS 166 and SFAS 167 are effective for the first annual reporting period that begins after November 15, 2009, our fiscal 2010.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009, the year ending December 26, 2009 for the Company.

Note 7 - Other (Income) Expense

	Quarter ended		Year to date
	9/5/09	9/6/08	9/5/09	9/6/08
Equity income from investments in unconsolidated affiliates	$(12)	$(13)	$(29)	$(33)
Gain upon consolidation of former unconsolidated affiliate in China(a)	—	—	(68)	—
Gain upon sale of investment in unconsolidated affiliate(b)	—	—	—	(100)
Foreign exchange net (gain) loss and other	(1)	(5)	—	(15)
Other (income) expense	$(13)	$(18)	$(97)	$(148)

(a)	See Note 4 for further discussion of the consolidation of a former unconsolidated affiliate in China.

(b)	Reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See our 2008 Form 10-K for further discussion of this transaction.

Note 8 – Supplemental Balance Sheet Information

	9/5/09	12/27/08
Accounts and notes receivable	$271	$252
Allowance for doubtful accounts	(30)	(23)
Accounts and notes receivable, net	$241	$229

Property, plant and equipment, gross	$7,213	$6,897
Accumulated depreciation and amortization	(3,369)	(3,187)
Property, plant and equipment, net	$3,844	$3,710

Note 9 - Reportable Operating Segments

In connection with our U.S. business transformation measures our reported segment results began reflecting increased allocations of certain expenses in 2009 that were previously reported in Unallocated and corporate expenses.  While our consolidated results were not impacted, we believe the revised allocation better aligns costs with accountability of our segment managers.  These revised allocations are being used by our Chairman and Chief Executive Officer, in his role as chief operating decision maker, in his assessment of operating performance.  We have restated segment information for the quarter and year to date ended September 6, 2008 to be consistent with the current period presentation.  This resulted in a $13 million decrease in Unallocated and corporate expense and increases in U.S. and YRI G&A expense of $12 million and $1 million, respectively, for the quarter ended September 6, 2008, and a $40 million decrease in Unallocated and corporate G&A expense and increases in U.S. and YRI G&A expense of $36 million and $4 million, respectively, for the year to date ended September 6, 2008.

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	9/5/09	9/6/08	9/5/09	9/6/08
United States	$1,055	$1,215	$3,200	$3,633
YRI(a)	661	753	1,830	2,184
China Division (b)	1,063	874	2,473	2,097
Unallocated Franchise and license fees and income(c)(f)	(1)	—	(32)	—
	$2,778	$2,842	$7,471	$7,914

	Quarter ended		Year to date
Operating Profit	9/5/09	9/6/08	9/5/09	9/6/08
United States	$171	$146	$497	$447
YRI	119	137	342	393
China Division (d)	217	165	453	360
Unallocated Franchise and license fees and income(c)(f)	(1)	—	(32)	—
Unallocated and corporate expenses(f)	(33)	(50)	(122)	(145)
Unallocated Other income (expense)(e)(f)	1	5	68	115
Unallocated Refranchising gain (loss)(f)	(4)	8	9	(16)
Operating Profit	470	411	1,215	1,154
Interest expense, net	(42)	(47)	(138)	(152)
Income Before Income Taxes	$428	$364	$1,077	$1,002

(a)
Includes revenues of $268 million and $300 million for the quarters ended September 5, 2009 and September 6, 2008, respectively, and $737 million and $891 million for the years to date ended September 5, 2009 and September 6, 2008, respectively, for entities in the United Kingdom.

(b)
Includes revenues of approximately $994 million and $803 million for the quarters ended September 5, 2009 and September 6, 2008, respectively, and approximately $2.3 billion and $1.9 billion for the years to date ended September 5, 2009 and September 6, 2008, respectively, in mainland China.

(c)	Amount consists of reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken (See Note 4).

(d)
Includes equity income from investments in unconsolidated affiliates of $12 million and $13 million for the quarters ended September 5, 2009 and September 6, 2008, respectively, and $29 million and $32 million for years to date ended September 5, 2009 and September 6, 2008, respectively, for the China Division.

(e)
The year to date ended September 5, 2009 includes a $68 million gain recognized upon our acquisition of  additional ownership in, and consolidation of, the operating entity that owns the KFCs in Shanghai, China.  See Note 4 for further discussion of this transaction.  The year to date ended September 6, 2008 includes a $100 million gain recognized on the sale of our interest in our unconsolidated affiliate in Japan.  See our 2008 Form 10-K for further discussion of this transaction.

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

The components of net periodic benefit cost associated with our U.S. pension plans and significant International pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended		Quarter ended
	9/5/09	9/6/08	9/5/09	9/6/08
Service cost	$6	$7	$2	$2
Interest cost	13	13	2	2
Expected return on plan assets	(13)	(12)	(1)	(2)
Amortization of net loss	3	1	—	—
Net periodic benefit cost	$9	$9	$3	$2

	U.S. Pension Plans		International Pension Plans
	Year to date		Year to date
	9/5/09	9/6/08	9/5/09	9/6/08
Service cost	$18	$21	$4	$6
Interest cost	40	37	5	6
Expected return on plan assets	(40)	(36)	(4)	(7)
Amortization of net loss	9	4	1	—
Net periodic benefit cost	$27	$26	$6	$5

We made contributions of $84 million and $8 million to the Plan and our U.K. plans, respectively, during the year to date ended September 5, 2009.  We anticipate making additional discretionary contributions of $150 to $200 million to our pension plans during the fourth quarter of 2009.

Note 11 - Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At September 5, 2009, our interest rate derivative instruments outstanding had notional amounts of $775 million.  These swaps have reset dates and floating rate indices which match those of our underlying fixed-rate debt and have been designated as fair value hedges of a portion of that debt.  As the swaps qualify for the short-cut method under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item.  At September 5, 2009, foreign currency forward contracts outstanding had a total notional amount of $505 million.

The fair values of derivatives designated as hedging instruments under SFAS 133 at the quarter ended September 5, 2009 were:

	Fair Value	Condensed Consolidated Balance Sheet Location
Interest Rate Swaps	$46	Other assets
Foreign Currency Forwards – Asset	10	Prepaid expenses and other current assets
Foreign Currency Forwards – Liability	(16)	Accounts payable and other current liabilities
Total	$40

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $41 million to long-term debt at September 5, 2009.  During the quarter and year to date ended September 5, 2009, Interest expense, net was reduced by $5 million and $23 million, respectively, for recognized gains on these interest rate swaps, including $13 million in the year to date ended September 5, 2009 related to the settlement of interest rate swaps that were hedging the 2012 Senior Unsecured Notes that were extinguished (See Note 4).

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Other Comprehensive Income (“OCI”) and reclassified into income from OCI in the quarter and year to date ended September 5, 2009.

	Quarter ended	Year to date
Gains (losses) recognized into OCI, net of tax	$(15)	$(10)
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$(12)	$(15)

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Condensed Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the quarter and year to date ended September 5, 2009.

Additionally, we had a net deferred loss of $12 million, net of tax, as of September 5, 2009 within Accumulated OCI due to treasury locks and forward starting interest rate swaps that have been cash settled, including $2 million, net of tax, for treasury locks settled during the quarter ended September 5, 2009 associated with the 2009 Notes.  In the quarter and year to date ended September 5, 2009, an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At September 5, 2009, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 12 - Fair Value Disclosures

The following table presents the fair values for those assets and liabilities measured at fair value on a recurring basis as of September 5, 2009:

		Fair Value Measurements at September 5, 2009
Description	Total	Level 1(a)	Level 2(b)	Level 3(c)
Foreign Currency Forwards, net	$(6)	$—	$(6)	$—
Interest Rate Swaps, net	46	—	46	—
Other Investments(d)	12	12	—	—
Total	$52	$12	$40	$—

The following table presents the fair values for those assets and liabilities measured at fair value during 2009 on a non-recurring basis, and remaining on our Condensed Consolidated Balance Sheet as of September 5, 2009. Total losses include losses recognized from all non-recurring fair value measurements during the quarter and year to date ended September 5, 2009:

		Fair Value Measurements Using			Total Losses
Description	As of September 5, 2009	Level 1(a)	Level 2(b)	Level 3(c)	Quarter ended	Year to date
Long-lived assets held for use	$31	$—	$—	$31	$10	$34

(a)	Inputs based upon quoted prices in active markets for identical assets.

(b)	Inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly.

(c)	Inputs that are unobservable for the asset.

(d)
The Other Investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.

Long-lived assets (primarily property, plant and equipment and allocated intangible assets subject to amortization) of  restaurants or groups of restaurants that are currently operating and have not been offered for refranchise are reviewed for impairment semi-annually or whenever events or changes in circumstances indicate that the carrying amount of the restaurants’ assets may not be recoverable.

Additionally, we test for impairment when we have offered to refranchise a restaurant or groups of restaurants for a price less than their carrying value but do not believe the restaurants have met the criteria to be classified as held for sale.  Any such impairment is recorded at the offer date and is classified as refranchising loss.  Our impairment of long-lived assets policy is fully described in our 2008 Form 10-K.

Long-lived assets held for use presented in the table above include restaurants or groups of restaurants that were impaired as a result of our semi-annual impairment review or restaurants not meeting held for sale criteria that have been offered for sale at a price less than their carrying value during the quarter and year to date ended September 5, 2009.  All $10 million in impairment charges shown in the table above for the quarter ended September 5, 2009 was included in Refranchising (gain) loss in the Condensed Consolidated Statements of Income.  For the $34 million of impairment charges shown in the table above for the year to date ended September 5, 2009, $17 million was included in both Closures and impairment (income) expenses and Refranchising (gain) loss.

At September 5, 2009 the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.3 billion, compared to their carrying value of $3.0 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Note 13 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2031.  As of September 5, 2009, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $450 million.  The present value of these potential payments discounted at our pre-tax cost of debt at September 5, 2009 was approximately $375 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at September 5, 2009 was not material.

Franchise Loan Pool and Equipment Guarantees

We have provided a partial guarantee of approximately $15 million of a franchisee loan program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs at September 5, 2009.  We have also provided two letters of credit totaling approximately $23 million in support of the franchisee loan program.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were approximately $52 million at September 5, 2009.

In addition to the guarantee described above, YUM has provided guarantees of approximately $42 million on behalf of franchisees for several equipment financing programs related to specific initiatives, the most significant of which was the purchase of ovens by KFC franchisees for the launch of Kentucky Grilled Chicken.  The total loans outstanding under these equipment financing programs were approximately $56 million at September 5, 2009.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ coverage including workers’ compensation, employment practices liability, general liability, automobile liability and property losses (collectively, “property and casualty losses”).  To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to self-insure the risks of loss up to defined maximum per occurrence retentions on a line by line basis or to combine certain lines of coverage into one loss pool with a single self-insured aggregate retention.  The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence or aggregate retention.  The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.  As of September 5, 2009, we had approximately $180 million of liabilities recorded for property and casualty losses.

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

On November 26, 2001, Kevin Johnson, a former Long John Silver’s (“LJS”) restaurant manager, filed a collective action against LJS in the United States District Court for the Middle District of Tennessee alleging violation of the Fair Labor Standards Act (“FLSA”) on behalf of himself and allegedly similarly-situated LJS general and assistant restaurant managers.  Johnson alleged that LJS violated the FLSA by perpetrating a policy and practice of seeking monetary restitution from LJS employees, including Restaurant General Managers (“RGMs”) and Assistant Restaurant General Managers (“ARGMs”), when monetary or property losses occurred due to knowing and willful violations of LJS policies that resulted in losses of company funds or property, and that LJS had thus improperly classified its RGMs and ARGMs as exempt from overtime pay under the FLSA.  Johnson sought overtime pay, liquidated damages, and attorneys’ fees for himself and his proposed class.

LJS moved the Tennessee district court to compel arbitration of Johnson’s suit.  The district court granted LJS’s motion on June 7, 2004, and the United States Court of Appeals for the Sixth Circuit affirmed on July 5, 2005.

On December 19, 2003, while the arbitrability of Johnson’s claims was being litigated, former LJS managers Erin Cole and Nick Kaufman, represented by Johnson’s counsel, initiated arbitration with the American Arbitration Association (“AAA”) (the “Cole Arbitration”).  The Cole Claimants sought a collective arbitration on behalf of the same putative class as alleged in the Johnson lawsuit and alleged the same underlying claims.

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

Based on the rulings issued to date in this matter, LJS expects that the Cole Arbitration will proceed as an “opt-out” class action, rather than as an “opt-in” collective action.  LJS denies liability and is vigorously defending the claims in the Cole Arbitration.  We have provided for a reasonable estimate of the cost of the Cole Arbitration, taking into account a number of factors, including our current projection of eligible claims, the estimated amount of each eligible claim, the estimated claim recovery rate, the estimated legal fees incurred by Claimants and the reasonable settlement value of this and other wage and hour litigation matters.  However, in light of the inherent uncertainties of litigation, the fact-specific nature of Claimants’ claims, and the novelty of proceeding in an FLSA lawsuit on an “opt-out” basis, there can be no assurance that the arbitration will not result in losses in excess of those currently provided for in our Condensed Consolidated Financial Statements.

On August 4, 2006, a putative class action lawsuit against Taco Bell Corp. styled Rajeev Chhibber vs. Taco Bell Corp. was filed in Orange County Superior Court.  On August 7, 2006, another putative class action lawsuit styled Marina Puchalski v. Taco Bell Corp. was filed in San Diego County Superior Court.  Both lawsuits were filed by a Taco Bell RGM purporting to represent all current and former RGMs who worked at corporate-owned restaurants in California from August 2002 to the present.  The lawsuits allege violations of California’s wage and hour laws involving unpaid overtime and meal period violations and seek unspecified amounts in damages and penalties.  The cases were consolidated in San Diego County as of September 7, 2006.

Based on plaintiffs’ revised class definition in their class certification motion, Taco Bell removed the case to federal court in San Diego on August 29, 2008.  On March 17, 2009, the court granted plaintiffs’ motion to remand.  A hearing on plaintiffs’ class certification motion has been continued to December 4, 2009.

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

On April 11, 2008, Lisa Hardiman filed a Private Attorneys General Act (“PAGA”) complaint in the Superior Court of the State of California, County of Fresno against Taco Bell Corp., the Company and other related entities.  This lawsuit, styled Lisa Hardiman vs. Taco Bell Corp., et al., was filed on behalf of Hardiman individually and all other aggrieved employees pursuant to PAGA.  The complaint seeks penalties for alleged violations of California’s Labor Code.  On June 25, 2008, Hardiman filed an amended complaint adding class action allegations on behalf of hourly employees in California very similar to the Medlock case, including allegations of unpaid overtime, missed meal and rest periods, improper wage statements, non-payment of wages upon termination, unreimbursed business expenses and unfair or unlawful business practices in violation of California Business & Professions Code §17200.

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

Taco Bell moved to consolidate the Medlock, Hardiman, Leyva and Naranjo matters, and the court granted the motion to consolidate on May 19, 2009.  The consolidated case is styled In Re Taco Bell Wage and Hour Actions.  Plaintiffs filed a consolidated complaint on June 29, 2009, and the court set a filing deadline of August 26, 2010 for motions regarding class certification.  The hearing on any class certification motion is currently scheduled for January 10, 2011.  Discovery is underway.

Taco Bell and the Company deny liability and intend to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On March 26, 2009, Taco Bell was served with a putative class action lawsuit filed in Orange County Superior Court against Taco Bell and the Company styled Endang Widjaja vs. Taco Bell Corp., et al.  The case was filed on behalf of Widjaja, a former California hourly assistant manager, and purportedly all other individuals employed in Taco Bell’s California restaurants as managers and alleges failure to reimburse for business related expenses, failure to provide rest periods, unfair business practices and conversion.  This case appears to be duplicative of Taco Bell’s pending consolidated hourly class action case (In Re Taco Bell Wage and Hour Actions).  Taco Bell removed the case to federal district court and filed a notice of related case.  On June 18, 2009 the case was transferred to the Eastern District of California where the In Re Taco Bell Wage and Hour Actions case is pending and was subsequently transferred to the same district court judge.  Taco Bell filed a motion on July 22, 2009 to dismiss, stay or consolidate this case with the In Re Taco Bell Wage and Hour Actions, and the hearing on this motion is scheduled for October 19, 2009.

Taco Bell and the Company deny liability and intend to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On October 14, 2008, a putative class action, styled Kenny Archila v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.  KFC removed the case to the United States District Court for the Central District of California on January 7, 2009.  On July 7, 2009, the Judge ruled that the case would not go forward as a class action.  Plaintiff also sought recovery of civil penalties under the California Private Attorney General Act as a representative of other “aggrieved employees.”  On August 3, 2009, the Court ruled that the Plaintiff could not assert such claims and the case had to proceed as a single plaintiff action.  On the eve of the August 18, 2009 trial, the Plaintiff stipulated to a dismissal of his individual claims with prejudice but reserved his right to appeal the Court’s rulings regarding class and PAGA claims.  KFC reserved its right to make any and all challenges to the appeal.  On or about September 16, 2009, Plaintiff filed a notice of appeal.

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

On March 14, 2007, a lawsuit styled Boskovich Farms, Inc. v. Taco Bell Corp. and Does 1 through 100 was filed in the Superior Court of the State of California, Orange County.  Boskovich Farms, a supplier of produce to Taco Bell, alleges in its complaint, among other things, that it suffered damage to its reputation and business as a result of publications and/or statements it claims were made by Taco Bell in connection with Taco Bell’s reporting of results of certain tests conducted during investigations on green onions used at Taco Bell restaurants.  The parties participated in mediation on April 10, 2008, without reaching resolution.  The arbitration panel heard the parties’ cross motions for summary judgment on August 12, 2009.  On August 14, 2009, the arbitration panel issued an opinion granting Taco Bell’s motion for summary judgment and dismissing all of Boskovich’s claims with prejudice.  On September 23, 2009, Boskovich filed a motion to vacate the arbitration award.  The hearing on Boskovich’s motion has been scheduled for January 6, 2010.  Taco Bell denies liability and intends to vigorously defend against all claims in any arbitration and the lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On July 9, 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the United States District Court for the District of Colorado.  The complaint alleges that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the Fair Labor Standards Act (FLSA) and Colorado state law.  On September 15, 2009, a putative class action styled Sue Blackwood and Scott Lewis v. Pizza Hut of America, Inc. was filed in the United States District Court for the District of Kansas.  The Blackwood complaint alleges that delivery drivers received insufficient reimbursement and seeks to represent a nationwide class under the FLSA.

Pizza Hut denies liability and intends to vigorously defend against all claims in these lawsuits.  However, in view of the inherent uncertainties of litigation, the outcome of these cases cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

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

YUM’s business consists of three reporting segments:  United States, YUM Restaurants International (“YRI” or “International Division”) and YUM Restaurants China (“China Division”).  The China Division includes mainland China (“China”), Thailand and KFC Taiwan, and YRI includes the remainder of our international operations.  The China Division and YRI have been experiencing dramatic growth and now represent approximately 60% of the Company’s operating profits.  The U.S. business operates in a highly competitive marketplace resulting in slower profit growth, but continues to produce strong cash flows.

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

Details of our 2009 Guidance by division and updates can be found online at http://www.yum.com/investors.

Quarter Ended September 5, 2009 Highlights

•	International development of 267 new restaurants including 88 in mainland China and 165 in YRI.

•
System sales growth of 10% in the China Division and 4% in YRI was offset by a 5% decline in the U.S. resulting in flat Worldwide system sales in local currency.  Worldwide system sales declined 4% after foreign currency translation.

•	Worldwide restaurant margin improved over 3 percentage points driven by improvement in the U.S. and near record levels in the China Division.

•
Worldwide operating profit growth of 14% was driven by growth of 32% in China Division and 18% in the U.S.  YRI profit declined 13% driven by foreign currency translation.  Worldwide operating profit growth was 18% prior to foreign currency translation.

•	Foreign currency translation negatively impacted EPS by $0.02 per share.

All preceding comparisons are versus the same period a year ago.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters and/or years to date ended September 5, 2009 and September 6, 2008 and/or could impact comparability with the remainder of our results in 2009 or beyond.  Certain of these factors were previously discussed in our 2008 Form 10-K.

Restaurant Margin

In the U.S., restaurant margin as a percentage of sales increased 3.3 percentage points and 2.1 percentage points versus the quarter and year to date ended September 6, 2008, respectively.  In the China Division, restaurant margin as a percentage of sales increased 2.3 percentage points and 1.8 percentage points versus the quarter and year to date ended September 6, 2008, respectively.  These improvements were largely driven by commodity deflation.  For the quarter ended September 5, 2009, we experienced commodity deflation of $16 million and $21 million for our U.S. and China Divisions, respectively.  For the year to date ended September 5, 2009, U.S. and China Division commodity deflation was $11 million and $22 million, respectively.  We expect commodity deflation of about $10 million in the U.S. and about $30 million in the China Division in the fourth quarter of 2009.  For the full year, the impact on U.S. restaurant margin as a result of the anticipated commodity deflation benefit is expected to be partially offset by same store sales declines.

YRI has not experienced the benefit of commodity decreases, compared to the U.S. and China Divisions, as YRI has been more significantly impacted by a higher percentage of fixed price commodity commitments.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates negatively impacted the translation of our foreign currency denominated Operating Profit in our International Division by $17 million and $62 million for the quarter and year to date ended September 5, 2009, respectively, and positively impacted Operating Profit in our China Division by $1 million and $10 million for the quarter and year to date ended September 5, 2009, respectively.  Given the nature and volatility of the foreign currency markets the full year forecasted foreign currency impact is difficult to quantify.  However, we do not anticipate that the impact of foreign currency translation on either YRI or the China Division’s Operating Profit will be significant in the fourth quarter of 2009.

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

We recorded pre-tax gains of $8 million and $23 million from refranchising in the U.S. for the quarter and year to date ended September 5, 2009, respectively.  We recorded a pre-tax gain of $3 million and a pre-tax loss of $22 million from refranchising in the U.S. for the quarter and year to date ended September 6, 2008, respectively.  The refranchising gains and losses are more fully discussed in Note 4 and the Store Portfolio Strategy Section of the MD&A.

In connection with our G&A productivity initiatives and realignment of resources we recorded no charges in the quarter ended September 5, 2009 and a pre-tax charge of $1 million in the quarter ended September 6, 2008.  In the years to date ended September 5, 2009 and September 6, 2008, we recorded pre-tax charges of $9 million and $8 million, respectively.

Additionally, the Company recognized a reduction to Franchise and license fees and income of $1 million and $32 million, pre-tax, in the quarter and year to date ended September 5, 2009, respectively, related to investments in our U.S. Brands.  These investments reflect our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  In the quarter and year to date ended September 6, 2008, the Company recognized pre-tax expense of $2 million and $5 million, respectively, related to the investments in our U.S. Brands.

In 2009, we currently expect to refranchise 500 restaurants in the U.S.  The impact of this refranchising on our 2009 results will be determined by the stores that we are able to sell and the specific prices we are able to obtain for these stores.

We currently anticipate ongoing G&A savings of at least $70 million, primarily within the U.S. segment, as a result of the U.S. business transformation measures we took in 2008 and are taking in 2009.  For the quarter and year to date ended September 5, 2009 U.S. segment G&A expenses declined by $16 million and $54 million, respectively, primarily driven by these actions.

Consolidation of a Former Unconsolidated Affiliate in China

On May 4, 2009 we acquired an additional 7% ownership in the entity that operates more than 200 KFCs in Shanghai, China for $12 million, increasing our ownership to 58%.  This entity has historically been accounted for as an unconsolidated affiliate under the equity method of accounting.  Concurrent with the acquisition we received additional rights in the governance of the entity and thus we began consolidating the entity upon acquisition.  As required by Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”, we remeasured our previously held 51% ownership, which had a recorded value of $17 million at the date of acquisition, in the entity at fair value and recognized a gain of $68 million accordingly.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense in our Condensed Consolidated Statements of Income during the quarter ended June 13, 2009 and was not allocated to any segment for performance reporting purposes.

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Condensed Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate. From the date of the acquisition through August 31, 2009 (our China Division’s third quarter end), we reported the results of operations for the entity in the appropriate line items of our Condensed Consolidated Statement of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded as Net Income-noncontrolling interest within our Condensed Consolidated Statements of Income.  For the quarter and year to date ended September 5, 2009 the consolidation of this entity increased Company sales by $82 million and $105 million, respectively and decreased Franchise and license fees and income by $5 million and $6 million, respectively.  The consolidation of this entity positively impacted Operating Profit by $4 million and $5 million for the quarter and year to date ended September 5, 2009, respectively.  For the full year we expect the China Division’s Company sales to increase by approximately $200 million, Franchise and license fees and income to decrease by approximately $12 million and Operating Profit to increase by approximately $10 million as a result of this transaction.  The impact on Net Income – YUM! Brands, Inc. was not significant to either the quarter or the year to date ended September 5, 2009 and is not expected to be significant on a full year basis.

Sale of our Interest in Our Unconsolidated Affiliate in Japan

During the year to date ended September 6, 2008 we recorded a pre-tax gain of approximately $100 million related to the sale of our interest in our unconsolidated affiliate in Japan.  This gain was recorded in Other (income) expenses in our Condensed Consolidated Statement of Income and was not allocated to any segment for performance reporting purposes.

Segment Reporting Changes

In connection with our U.S. business transformation measures our reported segment results began reflecting increased allocations of certain expenses in 2009 that were previously reported as unallocated and corporate G&A expenses.  While our consolidated results were not impacted, we believe the revised allocation better aligns costs with accountability of our segment managers.  These revised allocations are being used by our Chairman and Chief Executive Officer, in his role as chief operating decision maker, in his assessment of operating performance.  We have restated segment information for the quarter and year to date ended September 6, 2008 to be consistent with the current period presentation and will restate previously reported 2008 quarters as they are reported in 2009.

The following table summarizes the 2008 quarterly impact of the revised allocations by segment:

	First	Second	Third	Fourth
Increase/(Decrease)	Quarter	Quarter	Quarter	Quarter	Total
U.S. G&A	$11	$13	$12	$17	$53
YRI G&A	1	2	1	2	6
Unallocated and corporate G&A expenses	(12)	(15)	(13)	(19)	(59)

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets.  In the U.S., we are targeting Company ownership of restaurants potentially below 10%, down from its current level of 17%.  Consistent with this strategy, 286 Company restaurants in the U.S. were sold to franchisees in the year to date ended September 5, 2009.  A net gain from refranchising in the U.S. of $23 million has been recognized in the year to date ended September 5, 2009, including losses on certain stores which we have offered to sell but have not yet sold.  We currently anticipate refranchising 500 units in the U.S. in 2009 for approximately $175 million in proceeds.

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

The following table summarizes our refranchising activities:
	Quarter ended		Year to date
	9/5/09	9/6/08	9/5/09	9/6/08
Number of units refranchised	119	255	324	462
Refranchising proceeds, pre-tax	$28	$76	$91	$142
Refranchising (gain) loss, pre-tax	$4	$(8)	$(9)	$16

The refranchising loss recognized in the quarter ended September 5, 2009 includes $10 million as a result of our decision to offer to refranchise an equity market outside the U.S. at a loss.

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

The following tables summarize the impact of refranchising as described above:
	Quarter ended 9/5/09
	U.S.	YRI	China Division	Worldwide
Decreased Company sales	$(143)	$(19)	$(1)	$(163)
Increased Franchise and license fees and income	9	1	—	10
Decrease in Total revenues	$(134)	$(18)	$(1)	$(153)

	Year to date ended 9/5/09
	U.S.	YRI	China Division	Worldwide
Decreased Company sales	$(467)	$(56)	$(3)	$(526)
Increased Franchise and license fees and income	27	3	—	30
Decrease in Total revenues	$(440)	$(53)	$(3)	$(496)

The following tables summarize the estimated impact on Operating Profit of refranchising:
	Quarter ended 9/5/09
	U.S.	YRI	China Division	Worldwide
Decreased Restaurant profit	$(12)	$(1)	$—	$(13)
Increased Franchise and license fees and income	9	1	—	10
Decreased G&A	3	—	—	3
Increase (decrease) in Operating Profit	$—	$—	$—	$—

	Year to date ended 9/5/09
	U.S.	YRI	China Division	Worldwide
Decreased Restaurant profit	$(45)	$(2)	$—	$(47)
Increased Franchise and license fees and income	27	3	—	30
Decreased G&A	10	—	—	10
Increase (decrease) in Operating Profit	$(8)	$1	$—	$(7)

Results of Operations

	Quarter ended				Year to date
	9/5/09	9/6/08	% B/(W)		9/5/09	9/6/08	% B/(W)
Company sales	$2,432	$2,482	(2)		$6,502	$6,899	(6)
Franchise and license fees and income	346	360	(3)		969	1,015	(4)
Total revenues	$2,778	$2,842	(2)		$7,471	$7,914	(6)
Company restaurant profit	$425	$358	19		$1,057	$977	8

% of Company sales	17.5%	14.4%	3.1	ppts.	16.2%	14.2%	2.0	ppts.
Operating Profit	470	411	14		1,215	1,154	5
Interest expense, net	42	47	13		138	152	9
Income tax provision	88	79	(12)		212	236	10
Net Income – including noncontrolling interest	340	285	19		865	766	13
Net Income – noncontrolling interest	6	3	NM		10	6	NM
Net Income – YUM! Brands, Inc.	$334	$282	18		$855	$760	12

Diluted earnings per share (a)	$0.69	$0.58	19		$1.77	$1.53	16

(a)      See Note 2 for the number of shares used in this calculation.

Restaurant Unit Activity

				Total
		Unconsolidated		Excluding
Worldwide	Company	Affiliates	Franchisees	Licensees (a)
Beginning of year	7,568	645	25,911	34,124
New Builds	329	48	654	1,031
Acquisitions	57	—	(57)	—
Refranchising	(324)	—	323	(1)
Closures	(96)	(6)	(588)	(690)
Other(b)	236	(236)	(4)	(4)
End of quarter	7,770	451	26,239	34,460
% of Total	23%	1%	76%	100%

				Total
		Unconsolidated		Excluding
United States	Company	Affiliates	Franchisees	Licensees(a)
Beginning of year	3,314	—	14,482	17,796
New Builds	19	—	161	180
Acquisitions	42	—	(42)	—
Refranchising	(286)	—	285	(1)
Closures	(28)	—	(253)	(281)
Other	—	—	(1)	(1)
End of quarter	3,061	—	14,632	17,693
% of Total	17%	—	83%	100%

				Total
		Unconsolidated		Excluding
YRI	Company	Affiliates	Franchisees	Licensees(a)
Beginning of year	1,589	—	11,157	12,746
New Builds	30	—	473	503
Acquisitions	—	—	—	—
Refranchising	(35)	—	35	—
Closures	(30)	—	(321)	(351)
Other	—	—	(3)	(3)
End of quarter	1,554	—	11,341	12,895
% of Total	12%	—	88%	100%

China Division	Company	Unconsolidated Affiliates	Franchisees	Total
Beginning of year	2,665	645	272	3,582
New Builds	280	48	20	348
Acquisitions	15	—	(15)	—
Refranchising	(3)	—	3	—
Closures	(38)	(6)	(14)	(58)
Other(b)	236	(236)	—	—
End of quarter	3,155	451	266	3,872
% of Total	81%	12%	7%	100%

(a)
The Worldwide, U.S. and YRI totals exclude 2,168, 2,003 and 165 licensed units, respectively, at September 5, 2009.  There are no licensed units in the China Division.  Licensed units are generally units that offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

(b)
During the second quarter of 2009 we acquired additional ownership in and began consolidating an entity that operates the KFC business in Shanghai, China and have reclassified the units accordingly.  This entity was previously accounted for as an unconsolidated affiliate.

Multibrand restaurants are included in the totals above.  Multibrand conversions increase the sales and points of distribution for the second brand added to a restaurant but do not result in an additional unit count.  Similarly, a new multibrand restaurant, while increasing sales and points of distribution for two brands, results in just one additional unit count.  Franchise unit counts include both franchisee and unconsolidated affiliate multibrand units.  Multibrand restaurant totals at September 5, 2009 were as follows:

	Company	Franchisees	Total
United States	1,386	3,858	5,244
YRI	—	391	391
Worldwide	1,386	4,249	5,635

For the year to date ended September 5, 2009, Company and franchise multibrand unit gross additions were 35 and 758, respectively.  There are no multibrand units in the China Division.

System Sales Growth

System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise, unconsolidated affiliate and license restaurants.  The following tables detail the key drivers of system sales growth for each reportable segment for the quarter and year to date.  Same store sales growth is the estimated growth in sales of all restaurants that have been open one year or more.  Net unit growth and other represents the net impact of actual system sales growth due to new unit openings and historical system sales lost due to closures as well as any necessary rounding.

	Quarter ended 9/5/09 vs. Quarter ended 9/6/08
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	(6)%	—%	(1)%	(3)%
Net unit growth and other	1	4	11	3
Foreign currency translation (“forex”)	N/A	(11)	1	(4)
% Change	(5)%	(7)%	11%	(4)%
% Change, excluding forex	N/A	4%	10%	—%

	Year to date ended 9/5/09 vs. Year to date ended 9/6/08
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	(3)%	2%	(2)%	(1)%
Net unit growth and other	—	5	11	3
Foreign currency translation (“forex”)	N/A	(14)	2	(5)
% Change	(3)%	(7)%	11%	(3)%
% Change, excluding forex	N/A	7%	9%	2%

Revenues

Company sales were as follows:

	Quarter ended		Year to date
	9/5/09	9/6/08	9/5/09	9/6/08
U.S.	$879	$1,040	$2,684	$3,133
YRI	505	588	1,388	1,717
China Division	1,048	854	2,430	2,049
Worldwide	$2,432	$2,482	$6,502	$6,899

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

The percentage changes in Company sales by quarter and year to date were as follows:

	Quarter ended 9/5/09 vs. Quarter ended 9/6/08
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	(6)%	2%	—%	(2)%
Net unit growth	1	4	12	6
Refranchising	(14)	(3)	—	(7)
Other	4	—	11	5
Foreign currency translation (“forex”)	N/A	(17)	—	(4)
% Change	(15)%	(14)%	23%	(2)%
% Change, excluding forex	N/A	3%	23%	2%

	Year to date ended 9/5/09 vs. Year to date ended 9/6/08
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	(3)%	3%	—%	(1)%
Net unit growth	1	4	12	5
Refranchising	(15)	(3)	—	(8)
Other	3	(1)	5	3
Foreign currency translation (“forex”)	N/A	(22)	2	(5)
% Change	(14)%	(19)%	19%	(6)%
% Change, excluding forex	N/A	3%	17%	(1)%

The China Division Other includes 10% and 5% for the quarter and year to date ended September 5, 2009, respectively, related to the acquisition in, and consolidation of, an entity that operates the KFCs in Shanghai, China.  See Note 4 for a further discussion of this transaction.

Franchise and license fees and income was as follows:

				% Increase
			% Increase	(Decrease)
	Quarter ended		(Decrease)	excluding forex
	9/5/09	9/6/08
U.S.	$176	$175	1	N/A
YRI	156	165	(5)	5
China Division	15	20	(25)	(25)
Unallocated Franchise and license fees and income	(1)	—	—	N/A
Worldwide	$346	$360	(3)	1

				% Increase
			% Increase	(Decrease)
	Year to date		(Decrease)	excluding forex
	9/5/09	9/6/08
U.S.	$516	$500	3	N/A
YRI	442	467	(5)	8
China Division	43	48	(10)	(11)
Unallocated Franchise and license fees and income	(32)	—	—	N/A
Worldwide	$969	$1,015	(4)	2

Worldwide Franchise and license fees and income included reductions of $1 million and $32 million for the quarter and year to date ended September 5, 2009, respectively, as a result of our reimbursements to KFC franchisees for installation costs for the national launch of Kentucky Grilled Chicken that have not been allocated to the U.S. segment for performance reporting purposes.

China division Franchise and license fees and income for the quarter and year to date ended September 5, 2009 was negatively impacted by 25% and 13%, respectively, related to the acquisition in, and consolidation of, an entity that operates the KFCs in Shanghai, China.

U.S. Franchise and license fees and income for both the quarter and year to date ended September 5, 2009 were positively impacted by 5% due to the impact of refranchising.

Company Restaurant Margins

	Quarter ended 9/5/09
	U.S.	YRI	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.3	31.9	35.0	31.9
Payroll and employee benefits	29.9	26.2	12.3	21.5
Occupancy and other operating expenses	27.7	30.6	29.5	29.1
Company restaurant margin	14.1%	11.3%	23.2%	17.5%

	Quarter ended 9/6/08
	U.S.	YRI	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	31.1	31.8	37.4	33.4
Payroll and employee benefits	30.2	26.1	12.6	23.2
Occupancy and other operating expenses	27.9	30.7	29.1	29.0
Company restaurant margin	10.8%	11.4%	20.9%	14.4%

The increase in U.S. restaurant margin as a percentage of sales was driven by lower food and paper costs due to the impact of commodity deflation (primarily cheese and meats), lower restaurant operating costs (primarily insurance and utilities) and refranchising.  The increase was partially offset by the negative impact of same store sales decline on restaurant margin.

The decrease in International Division restaurant margin as a percentage of sales was driven by the impact of higher commodity and occupancy costs offset by the impact of higher average guest check.

The increase in China Division restaurant margin as a percentage of sales was driven by lower food and paper costs due to the impact of commodity deflation and pricing actions we have previously taken.  The increase was partially offset by the impact of lower margins associated with new units during the initial periods of operation.

	Year to date ended 9/5/09
	U.S.	YRI	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	28.8	32.0	35.5	32.0
Payroll and employee benefits	30.0	25.9	13.2	22.9
Occupancy and other operating expenses	27.2	30.6	29.8	28.9
Company restaurant margin	14.0%	11.5%	21.5%	16.2%

	Year to date ended 9/6/08
	U.S.	YRI	China Division	Worldwide
Company sales	100.0%	100.0%	100.0%	100.0%
Food and paper	30.5	31.5	37.5	32.8
Payroll and employee benefits	30.6	26.1	13.5	24.4
Occupancy and other operating expenses	27.0	30.8	29.3	28.6
Company restaurant margin	11.9%	11.6%	19.7%	14.2%

The increase in U.S. restaurant margin as a percentage of sales was driven by higher average guest check due to pricing actions we have previously taken and commodity deflation (primarily cheese).  Additionally, our U.S. restaurant margin was positively impacted by refranchising, lower restaurant operating costs (primarily insurance and utilities) and labor cost savings associated with productivity initiatives.

The decrease in International Division restaurant margin as a percentage of sales was driven by an increase in commodity and occupancy costs and by the impact of lower margins associated with new units during the initial period of operations.  This decrease was offset by higher average guest check.

The increase in China Division restaurant margin as a percentage of sales was driven by lower food and paper costs due to the impact of commodity deflation and pricing actions we have previously taken.  The increase was partially offset by the impact of lower margins associated with new units during the initial periods of operation.

General and Administrative Expenses

				% Increase
			% Increase	(Decrease)
	Quarter ended		(Decrease)	excluding forex
	9/5/09	9/6/08
U.S.	$109	$125	(12)	N/A
YRI	83	87	(5)	7
China Division	51	45	10	10
Unallocated	33	48	(27)	N/A
Worldwide	$276	$305	(9)	(5)

				% Increase
			% Increase	(Decrease)
	Year to date		(Decrease)	excluding forex
	9/5/09	9/6/08
U.S.	$330	$384	(14)	N/A
YRI	228	253	(10)	5
China Division	132	121	9	8
Unallocated	122	140	(13)	N/A
Worldwide	$812	$898	(9)	(5)

The decreases in U.S. and Unallocated G&A expenses for the quarter and year to date ended September 5, 2009 were driven by savings from the actions taken as part of our U.S. business transformation measures.

The increases in YRI G&A expenses, excluding the impact of foreign currency translation, for the quarter and year to date ended September 5, 2009 were driven by increased costs in strategic growth markets, primarily driven by increased headcount.

The increases in China Division G&A expenses for the quarter and year to date ended September 5, 2009 were driven by increased compensation costs resulting from higher headcount in mainland China.

Worldwide Other (Income) Expense

	Quarter ended		Year to date
	9/5/09	9/6/08	9/5/09	9/6/08
Equity income from investments in unconsolidated affiliates	$(12)	$(13)	$(29)	$(33)
Gain upon consolidation of former unconsolidated affiliate in China(a)	—	—	(68)	—
Gain upon sale of investment in unconsolidated affiliate(b)	—	—	—	(100)
Foreign exchange net (gain) loss and other	(1)	(5)	—	(15)
Other (income) expense	$(13)	$(18)	$(97)	$(148)

(a)	See Note 4 for further discussion of the consolidation of a former unconsolidated affiliate in China.

(b)	Reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See our 2008 Form 10-K for further discussion on this transaction.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter ended				Year to date
	9/5/09	9/6/08	% B/(W)		9/5/09	9/6/08	% B/(W)
United States	$171	$146	18		$497	$447	11
YRI	119	137	(13)		342	393	(13)
China Division	217	165	32		453	360	26
Unallocated Franchise and license fees and income	(1)	—	NM		(32)	—	NM
Unallocated and corporate expenses	(33)	(50)	27		(122)	(145)	15
Unallocated Other income (expense)	1	5	NM		68	115	NM
Unallocated Refranchising gain (loss)	(4)	8	NM		9	(16)	NM
Operating Profit	$470	$411	14		$1,215	$1,154	5

United States operating margin	16.2%	12.0%	4.2	ppts.	15.5%	12.3%	3.2	ppts.
International Division operating margin	18.0%	18.1%	(0.1	) ppts.	18.7%	18.0%	0.7	ppts.

U.S. Operating Profit increased 18% in the quarter ended September 5, 2009.  This increase was driven by improved restaurant margin and G&A savings from the actions taken as part of the U.S. business transformation measures.

U.S. Operating Profit increased 11% in the year to date ended September 5, 2009.  This increase was driven by the G&A savings from the actions taken as part of our U.S. business transformation measures and improved restaurant margin.  The increases were partially offset by higher Franchise and license expenses.

YRI Operating Profit decreased 13% in the quarter ended September 5, 2009, including a 13% unfavorable impact from foreign currency translation.  Excluding the unfavorable impact from foreign currency translation, International Division Operating Profit was flat in the quarter as an increase in Franchise and license fees and income due to new unit development was offset by an increase in G&A costs.

YRI Operating Profit decreased 13% in the year to date ended September 5, 2009, including a 16% unfavorable impact from foreign currency translation.  Excluding the unfavorable impact from foreign currency translation, International Division Operating Profit increased 3% year to date.  The increase was driven by the impact of new unit development partially offset by an increase in G&A costs.

China Division Operating Profit increased 32% and 26% in the quarter and year to date ended September 5, 2009, respectively, including a 1% and 3% favorable impact from foreign currency translation for the quarter and year to date ended September 5, 2009, respectively.  These increases were driven by the impact of improved restaurant margin and new unit development.

Unallocated franchise and license fees and income for the quarter and year to date ended September 5, 2009 reflects our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken that has not been allocated to the U.S. segment for performance reporting purposes.

Unallocated other income (expense) for the year to date ended September 5, 2009 includes a $68 million gain upon acquisition of additional ownership in, and consolidation of, the entity that operates KFCs in Shanghai, China.  For the year to date ended September 6, 2008 unallocated other income (expense) includes a $100 million gain recognized on the sale of our interest in our unconsolidated affiliate in Japan.

Interest Expense, Net

	Quarter ended			Year to date
	9/5/09	9/6/08	% B/(W)	9/5/09	9/6/08	% B/(W)
Interest expense	$46	$53	15	$149	$171	13
Interest income	(4)	(6)	(31)	(11)	(19)	(39)
Interest expense, net	$42	$47	13	$138	$152	9

Interest expense, net decreased $5 million or 13% for the quarter and $14 million or 9% for the year to date ended September 5, 2009.  These decreases were primarily driven by a decrease in interest rates on the variable portion of our debt as compared to prior year.

Income Taxes

	Quarter ended		Year to date
	9/5/09	9/6/08	9/5/09	9/6/08
Income taxes	$88	$79	$212	$236
Effective tax rate	20.6%	21.7%	19.7%	23.5%

Our third quarter effective tax rate was favorably impacted by the year-over-year change in adjustments to reserves and prior years, including prior year foreign tax credit balances.  Our rate was also favorably impacted by the year-over-year change in reversals of foreign valuation allowances associated with certain deferred tax assets we now believe are more likely than not to be utilized on future tax returns.   These favorable impacts were partially offset by an increase in tax expense associated with certain foreign markets.

Year to date, our effective tax rate was favorably impacted by the year-over-year change in adjustments to reserves and prior years, including prior year foreign tax credit balances.  Our rate was also favorably impacted by a one-time gain recognized upon our acquisition of additional interest in, and consolidation of, the operating entity that operates the KFCs in Shanghai, China, which resulted in no related tax expense.  Additionally, our rate was lower as a result of lapping 2008 tax expense associated with a gain on the sale of our interest in our unconsolidated affiliate in Japan.

Consolidated Cash Flows

Net cash provided by operating activities was $1,135 million compared to $1,147 million in 2008.  The decrease was driven by higher pension contributions and income tax payments partially offset by higher Net Income.

Net cash used in investing activities was $505 million versus $400 million in 2008.  The increase was driven by the acquisition of Little Sheep, as discussed in Note 4, lower refranchising proceeds, and lower proceeds from sales of property, plant and equipment, partially offset by lower capital spending.

Net cash used in financing activities was $439 million versus $1,259 million in 2008.  The decrease was driven by a reduction in share repurchases, partially offset by lower net borrowings.

Consolidated Financial Condition

The acquisition of additional ownership in, and consolidation of, a former unconsolidated affiliate that operates the KFCs in Shanghai, China during 2009 impacted our Condensed Consolidated Balance Sheet at September 5, 2009.  See Note 4 for a discussion of this transaction and a summary of the assets acquired and liabilities assumed as a result of the acquisition and consolidation.

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

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  As of September 5, 2009 we also had approximately $1.3 billion in unused capacity under revolving credit facilities that expire in 2012.

We are currently managing our cash and debt positions in order to maintain our current investment grade ratings from Standard & Poor’s Rating Services (BBB-) and Moody’s Investors Service (Baa3).  A downgrade of our credit rating would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets if necessary.  Based on the amount and composition of our debt at September 5, 2009 our interest expense would not materially increase on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

In the year to date ended September 5, 2009, we invested $505 million in capital spending, including approximately $174 million in the U.S., $141 million for the International Division and $190 million for the China Division.

On September 30, 2009, our Board of Directors authorized share repurchases through September 30, 2010 of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  No share repurchases took place in the year to date ended September 5, 2009.

During the year to date ended September 5, 2009, we paid cash dividends of $263 million.  Additionally, on September 30, 2009 our Board of Directors approved a cash dividend of $0.21 per share of Common Stock, to be distributed on November 5, 2009 to shareholders of record at the close of business on October 16, 2009.  The Company is targeting an ongoing annual dividend payout ratio of 35% - 40% of net income.

During the year to date ended September 5, 2009, our China Division paid approximately $63 million to purchase 20% of the outstanding common shares of Little Sheep.  See Note 4 for further description.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 23 participating banks with commitments ranging from $20 million to $113 million.  We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At September 5, 2009, our unused Credit Facility totaled $968 million net of outstanding letters of credit of $171 million.  There were borrowings of $11 million outstanding under the Credit Facility at September 5, 2009.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving credit facility (the “International Credit Facility,” or “ICF”) which matures in November 2012 and includes 6 banks with commitments ranging from $35 million to $90 million.  We believe the syndication reduces our dependency on any one bank.  There was available credit of $350 million and no borrowings outstanding under the ICF at September 5, 2009. The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

The Credit Facility and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at September 5, 2009 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2011 through 2037 and interest rates ranging from 4.25% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes, reflecting the events described below, were $2.9 billion at September 5, 2009.

During the quarter ended June 13, 2009 we repurchased Senior Unsecured Notes due July 1, 2012 with an aggregate principal amount of $137 million.

On August 20, 2009, we issued $250 million aggregate principal amount of 4.25% Senior Unsecured Notes that are due on September 15, 2015 and $250 million aggregate principal amount of 5.30% Senior Unsecured Notes that are due on September 15, 2019.  We used a portion of the proceeds from our issuance of these Senior Unsecured Notes to repay our variable rate senior unsecured term loan, in an aggregate principal amount of $375 million that was scheduled to mature in 2011 and the remainder of the proceeds will be used to make discretionary payments to our pension plans in the fourth quarter of 2009.

Our Senior Unsecured Notes, Credit Facility, and ICF all contain cross-default provisions, whereby a default under any of these agreements constitutes a default under each of the other agreements.

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

There were no material changes during the quarter ended September 5, 2009 to the disclosures made in Item 7A of the Company’s 2008 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 5, 2009.

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

We have reviewed the accompanying Condensed Consolidated Balance Sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of September 5, 2009, and the related Condensed Consolidated Statements of Income for the twelve and thirty-six weeks ended September 5, 2009 and September 6, 2008 and the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 5, 2009 and September 6, 2008.  These Condensed Consolidated Financial Statements are the responsibility of YUM’s management.

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
October 13, 2009

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

		Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit 32.1	Certification of the Chairman, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		Exhibit 101.INS*	XBRL Instance Document

		Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

		Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

		Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

		Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

		Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	October 13, 2009	/s/ Ted F. Knopf
Senior Vice President of Finance
and Corporate Controller
(Principal Accounting Officer)