Form 10-K
period 2009-12-26
YUM BRANDS INC
filed 2010-02-17
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 26, 2009

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   Ö   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes       No  Ö

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   Ö   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   Ö   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Ö]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):  Large accelerated filer:  [Ö] Accelerated filer:  [  ] Non-accelerated filer:  [  ] Smaller reporting company:  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No  Ö

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 13, 2009 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was $16,255,525,133.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.  The number of shares outstanding of the registrant’s Common Stock as of February 10, 2010 was 469,275,605 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 20, 2010 are incorporated by reference into Part III.

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

YUM! Brands, Inc. (referred to herein as “YUM”, the “Registrant” or the “Company”), was incorporated under the laws of the state of North Carolina in 1997.  The principal executive offices of YUM are located at 1441 Gardiner Lane, Louisville, Kentucky  40213, and the telephone number at that location is (502) 874-8300.

YUM, together with its subsidiaries, is referred to in this Form 10-K annual report (“Form 10-K”) as the Company.  The terms “we,” “us” and “our” are also used in the Form 10-K to refer to the Company.  Throughout this Form 10-K, the terms “restaurants,” “stores” and “units” are used interchangeably.

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

(b)	Financial Information about Operating Segments

YUM consists of six operating segments:  KFC-U.S., Pizza Hut-U.S., Taco Bell-U.S., Long John Silver’s (“LJS”)-U.S. and A&W All American Food Restaurants (“A&W”)-U.S., YUM Restaurants International (“YRI” or “International Division”) and YUM Restaurants China (“China Division”).  For financial reporting purposes, management considers the four U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment (“U.S.”).  The China Division includes mainland China (“China”), Thailand and KFC Taiwan, and the International Division includes the remainder of our international operations.

Operating segment information for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 24 through 58 and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 59 through 116.

(c)	Narrative Description of Business

General

YUM is the world’s largest quick service restaurant (“QSR”) company based on number of system units, with more than 37,000 units in more than 110 countries and territories.  Through the five concepts of KFC, Pizza Hut, Taco Bell, LJS and A&W (the “Concepts”), the Company develops, operates, franchises and licenses a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items.  Units are operated by a Concept or by independent franchisees or licensees under the terms of franchise or license agreements.  Franchisees can range in size from individuals owning just one unit to large publicly traded companies.  In addition, the Company owns non-controlling interests in entities in China who operate similar to franchisees of KFC and a non-controlling interest in Little Sheep, a Hot Pot concept headquartered in Hong Kong.

At year end 2009, we had approximately 20,000 system restaurants in the U.S. which achieved revenues of $4.5 billion and Operating Profit of $647 million during 2009.  The International Division, based in Dallas, Texas, comprises approximately 13,000 system restaurants, primarily KFCs and Pizza Huts, operating in over 110 countries outside the U.S.  In 2009 YRI achieved revenues of $2.7 billion and Operating Profit of $491 million.  The China Division, based in Shanghai, China, comprises approximately 4,000 system restaurants, predominately KFCs.  In 2009, the China Division achieved revenues of $3.7 billion and Operating Profit of $602 million.

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

•
As of year end 2009, KFC was the leader in the U.S. chicken QSR segment among companies featuring chicken-on-the-bone as their primary product offering, with a 42 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment, which is more than three times that of its closest national competitor.

•
KFC operates in 108 countries and territories throughout the world.  As of year end 2009, KFC had 5,162 units in the U.S., and 11,102 units outside the U.S., including 2,872 units in mainland China.  Approximately 17 percent of the U.S. units and 31 percent of the non-U.S. units are operated by the Company.

•
Traditional KFC restaurants in the U.S. offer fried and non-fried chicken-on-the-bone products, primarily marketed under the names Original Recipe, Extra Tasty Crispy and Kentucky Grilled Chicken.  Other principal entree items include chicken sandwiches (including the Snacker and the Twister), KFC Famous Bowls, Colonel’s Crispy Strips, Wings, Popcorn Chicken and seasonally, Chunky Chicken Pot Pies.  KFC restaurants in the U.S. also offer a variety of side items, such as biscuits, mashed potatoes and gravy, coleslaw, corn, and potato wedges, as well as desserts.  While many of these products are offered outside of the U.S., international menus are more focused on chicken sandwiches and Colonel’s Crispy Strips, and include side items that are suited to local preferences and tastes.  Restaurant decor throughout the world is characterized by the image of the Colonel.

Pizza Hut

•
The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, and within a year, the first franchise unit was opened.  Today, Pizza Hut is the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products.  Pizza Hut is based in Dallas, Texas.

•	As of year end 2009, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 14 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•
Pizza Hut operates in 92 countries and territories throughout the world. As of year end 2009, Pizza Hut had 7,566 units in the U.S., and 5,715 units outside of the U.S.  Approximately 8 percent of the U.S. units and 25 percent of the non-U.S. units are operated by the Company.

•
Pizza Hut features a variety of pizzas, which may include Pan Pizza, Thin ‘n Crispy, Hand Tossed, Sicilian, Stuffed Crust, Twisted Crust, Sicilian Lasagna Pizza, Cheesy Bites Pizza, The Big New Yorker, The Insider, The Chicago Dish, the Natural, Pizza Mia and 4forALL.  Each of these pizzas is offered with a variety of different toppings.  Pizza Hut now also offers a variety of Tuscani Pastas.  WingStreet chicken wings are served in over 3,000 Pizza Hut locations, primarily in the U.S.  Menu items outside of the U.S. are generally similar to those offered in the U.S., though pizza toppings are often suited to local preferences and tastes.

Taco Bell

•	The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold. Taco Bell is based in Irvine, California.

•	As of year end 2009, Taco Bell was the leader in the U.S. Mexican QSR segment, with a 52 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•
Taco Bell operates in 20 countries and territories throughout the world. As of year end 2009, there were 5,604 Taco Bell units in the U.S., and 251 units outside of the U.S.  Approximately 23 percent of the U.S. units and 1 percent of the non-U.S. units are operated by the Company.

•
Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, gorditas, chalupas, quesadillas, taquitos, salads, nachos and other related items.  Additionally, proprietary entrée items include Grilled Stuft Burritos and Border Bowls.  Taco Bell units feature a distinctive bell logo on their signage.

LJS

•	The first LJS restaurant opened in 1969 and the first LJS franchise unit opened later the same year. LJS is based in Louisville, Kentucky.

•	As of year end 2009, LJS was the leader in the U.S. seafood QSR segment, with a 36 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•
LJS operates in 6 countries and territories throughout the world.  As of year end 2009, there were 989 LJS units in the U.S., and 35 units outside the U.S.  All single-brand units inside and outside of the U.S. are operated by franchisees or licensees.  As of year end 2009, there were 110 company operated multi-brand units that included the LJS concept.

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

•
A&W operates in 9 countries and territories throughout the world.  As of year end 2009, there were 344 A&W units in the U.S., and 293 units outside the U.S.  As of year end 2009, all units were operated by franchisees.

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

Restaurant management structure varies by Concept and unit size.  Generally, each Concept-owned restaurant is led by a restaurant general manager (“RGM”), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant.  In the U.S., the average restaurant has 25 to 30 employees, while internationally this figure can be significantly higher depending on the location and sales volume of the restaurant.  Most of the employees work on a part-time basis.  Each Concept issues detailed manuals, which may then be customized to meet local regulations and customs, covering all aspects of restaurant operations, including food handling and product preparation procedures, safety and quality issues, equipment maintenance, facility standards and accounting control procedures.  The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. CHAMPS – which stands for Cleanliness, Hospitality, Accuracy, Maintenance, Product Quality and Speed of Service – is our proprietary core systemwide program for training, measuring and rewarding employee performance against key customer measures.  CHAMPS is intended to align the operating processes of our entire system around one set of standards. RGMs’ efforts, including CHAMPS performance measures, are monitored by Area Coaches.  Area Coaches typically work with approximately six to twelve restaurants.  Various senior operators visit Concept-owned restaurants from time to time to help ensure adherence to system standards and mentor restaurant team members.

Supply and Distribution

The Company’s Concepts and franchisees are substantial purchasers of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include chicken, cheese, beef and pork products, seafood, paper and packaging materials.

The Company is committed to conducting its business in an ethical, legal and socially responsible manner.  All restaurants, regardless of their ownership structure or location, must adhere to strict food quality and safety standards.  The guidelines are translated to local market requirements and regulations where appropriate and without compromising the standards.  The Company has not experienced any significant continuous shortages of supplies, and alternative sources for most of these products are generally available.  Prices paid for these supplies fluctuate.  When prices increase, the Concepts may attempt to pass on such increases to their customers, although there is no assurance that this can be done practically.

U.S. Division.  The Company, along with the representatives of the Company’s KFC, Pizza Hut, Taco Bell, LJS and A&W franchisee groups, are members in the Unified FoodService Purchasing Co-op, LLC (the “Unified Co-op”) which was created for the purpose of purchasing certain restaurant products and equipment in the U.S.  The core mission of the Unified Co-op is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment.  This arrangement combines the purchasing power of the Concept and franchisee restaurants in the U.S. which the Company believes leverages the system’s scale to drive cost savings and effectiveness in the purchasing function.  The Company also believes that the Unified Co-op has resulted, and should continue to result, in closer alignment of interests and a stronger relationship with its franchisee community.

Most food products, paper and packaging supplies, and equipment used in restaurant operations are distributed to individual restaurant units by third party distribution companies.  McLane Company, Inc. (“McLane”) is the exclusive distributor for the majority of items used in Concept-owned restaurants in the U.S. and for a substantial number of franchisee and licensee stores.  McLane became the distributor when it assumed all distribution responsibilities under an existing agreement between Ameriserve Food Distribution, Inc. and the Company.  This agreement extends through October 31, 2010 and generally restricts Concept-owned restaurants from using alternative distributors in the U.S. for most products.

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

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7, pages 24 through 58 and the Consolidated Statements of Cash Flows in Part II, Item 8, page 62.

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

Competition

The retail food industry, in which the Company competes, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including the QSR segment), and is intensely competitive with respect to food quality, price, service, convenience, location and concept.  The industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power.  Each of the Concepts compete with international, national and regional restaurant chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.  In 2009, the restaurant business in the U.S. consisted of about 945,000 restaurants representing approximately $566 billion in annual sales.  The Company’s Concepts accounted for about 2% of those restaurants and about 3% of those sales.  There is currently no way to reasonably estimate the size of the competitive market outside the U.S.

Research and Development (“R&D”)

The Company’s subsidiaries operate R&D facilities in Louisville, Kentucky (KFC); Dallas, Texas (Pizza Hut and YRI); and Irvine, California (Taco Bell) and in several locations outside the U.S., including Shanghai, China (China).  The Company expensed $31 million, $34 million and $39 million in 2009, 2008 and 2007, respectively, for R&D activities.  From time to time, independent suppliers also conduct research and development activities for the benefit of the YUM system.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.  During 2009, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Government Regulation

U.S. Division.  The Company and its U.S. Division are subject to various federal, state and local laws affecting its business.  Each of the Concept’s restaurants in the U.S. must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state and/or municipality in which the restaurant is located.  In addition, each Concept must comply with various state and federal laws that regulate the franchisor/franchisee relationship.  To date, no Concept has been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

The Company and each Concept are also subject to federal and state laws governing such matters as employment and pay practices, overtime, tip credits and working conditions.  The bulk of the Concepts’ employees are paid on an hourly basis at rates related to the federal and state minimum wages.

The Company and each Concept are also subject to federal and state child labor laws which, among other things, prohibit the use of certain “hazardous equipment” by employees younger than 18 years of age.  Neither the Company nor any Concept has been materially adversely affected by such laws to date.

The Company and each Concept, as applicable, continue to monitor their facilities for compliance with the Americans with Disabilities Act (“ADA”) in order to conform to its requirements.  Under the ADA, the Company or the relevant Concept could be required to expend funds to modify its restaurants to better provide service to, or make reasonable accommodation for the employment of, disabled persons.

International and China Divisions.  The Company’s restaurants outside the U.S. are subject to national and local laws and regulations which are similar to those affecting U.S. restaurants, including laws and regulations concerning labor, health, sanitation and safety.  The restaurants outside the U.S. are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.  International compliance with environmental requirements has not had a material adverse effect on the Company’s results of operations, capital expenditures or competitive position.

Employees

As of year end 2009, the Company and its Concepts employed approximately 350,000 persons, approximately 86 percent of whom were part-time.  Approximately 21 percent of these employees are employed in the U.S.  The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors.  The majority of employees are paid on an hourly basis.  Some non-U.S. employees are subject to labor council relationships that vary due to the diverse cultures in which the Company operates.  The Company considers its employee relations to be good.

(d)	Financial Information about Geographic Areas

Financial information about our significant geographic areas (U.S., International Division and China Division) is incorporated herein by reference from Selected Financial Data in Part II, Item 6, page 22; Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 24 through 58; and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 59 through 116.

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

Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products.  However, food-borne illnesses, such as E. coli, hepatitis A, trichinosis or salmonella, and food safety issues have occurred in the past, and could occur in the future.  Any report or publicity linking us or one of our Concepts to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our Concepts’ brands and reputations as well as our revenues and profits.  If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants.  In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of competitors could adversely affect our sales as a result of negative publicity about the foodservice industry generally.  Food-borne illness, food tampering and food contamination could also be caused by food suppliers or distributors and, as a result, could be out of our control.  The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees.

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

In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates, which may favorably or adversely affect reported earnings.  More specifically, an increase in the value of the United States Dollar relative to other currencies, such as the Chinese Renminbi, Australian Dollar, the British Pound, the Canadian Dollar and the Euro, could have an adverse effect on our reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

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

We are dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices.  Shortages or interruptions in the supply of food items and other supplies to our restaurants could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants.  Such shortages or disruptions could be caused by inclement weather, natural disasters such as floods, drought and hurricanes, increased demand, problems in production or distribution, the inability of our vendors to obtain credit, food safety warnings or advisories or the prospect of such pronouncements, or other conditions beyond our control.  A shortage or interruption in the availability of certain food products or supplies could increase costs and limit the availability of products critical to restaurant operations.  In addition, if a principal distributor for our Concepts and/or our franchisees fails to meet its service requirements for any reason, it could lead to a disruption of service or supply until a new distributor is engaged, which could have an adverse effect on our business.

Risks associated with the suppliers from whom our products are sourced and the safety of those products could adversely affect our financial performance.

The products we sell are sourced from a wide variety of domestic and international suppliers.  Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our supplier standards, product quality issues, inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control.  These and other factors affecting our suppliers and our access to products could adversely affect our financial performance.

Concerns regarding the safety of food ingredients or products that we source from our suppliers could cause customers to avoid purchasing certain products from us even if the basis for the concern is outside of our control.  Any lost confidence on the part of our customers would be difficult and costly to reestablish.

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

We are in the process of a refranchising program, which could reduce the percentage of company ownership in the U.S., excluding licensees, from approximately 16% at the end of 2009 to potentially less than 10% by the end of 2011.  Our ability to execute this plan will depend on, among other things, whether we receive fair offers for these restaurants, whether we can find viable and suitable buyers and how quickly we can agree to terms with potential buyers.  In addition, some lenders have increased lending requirements or otherwise reduced the amount of loans they are making generally or to the restaurant industry in particular.  To the extent potential buyers are unable to obtain financing at attractive prices – or unable to obtain financing at any price – our refranchising program could be delayed.

Once executed, the success of the refranchising program will depend on, among other things, selection of buyers who can effectively operate these restaurants, our ability to limit our exposure to contingent liabilities in connection with the sale of our restaurants, and whether the resulting ownership mix of Company-operated and franchisee-operated restaurants allows us to meet our financial objectives.  In addition, refranchising activity could vary significantly from quarter-to-quarter and year-to-year and that volatility could impact our reported earnings.

We could be party to litigation that could adversely affect us by increasing our expenses or subjecting us to significant money damages and other remedies.

We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation.  We are currently a defendant in cases containing class action allegations in which the plaintiffs have brought claims under federal and state wage and hour and other laws.  Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated.  Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert time and money away from our operations and hurt our performance.  A judgment for significant monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations.  Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results.

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

Health concerns arising from outbreaks of viruses or other diseases may have an adverse effect on our business.

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

To the extent a virus such as H1N1 or “swine flu” is transmitted through human contact, employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect restaurant guest traffic or the ability to adequately staff restaurants.  We could also be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations.  Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may affect our business.

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

Our business may be adversely impacted by general economic conditions.

Our results of operations are dependent upon discretionary spending by consumers, which may be affected by general economic conditions globally or in one or more of the markets we serve.  Worldwide economic conditions and consumer spending have deteriorated and there can be no assurance that consumer spending will return to prior levels.  Some of the factors that are having an impact on discretionary consumer spending include increased unemployment, reductions in disposable income as a result of equity market declines and declines in residential real estate values, credit availability and consumer confidence.  These and other macroeconomic factors could have an adverse effect on our sales mix, profitability or development plans, which could harm our financial condition and operating results.

The impact of potentially limited credit availability on third party vendors such as our suppliers cannot be predicted.  The inability of our suppliers to access financing, or the insolvency of suppliers, could lead to disruptions in our supply chain which could adversely impact our sales and financial condition.

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

The retail food industry in which we operate is highly competitive with respect to price and quality of food products, new product development, price, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties.  If consumer or dietary preferences change, or our restaurants are unable to compete successfully with other retail food outlets in new and existing markets, our business could be adversely affected.  We also face growing competition as a result of convergence in grocery, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes.  In addition, in the retail food industry, labor is a primary operating cost component.  Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees, which could adversely impact our margins.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2009 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2009, the Company owned more than 1,400 units and leased land, building or both in nearly 6,200 units worldwide.  These units are further detailed as follows:

•	The Company and its Concepts owned more than 1,000 units and leased land, building or both in more than 1,700 units in the U.S.
•	The International Division owned more than 400 units and leased land, building or both in more than 1,100 units.
•	The China Division leased land, building or both in more than 3,300 units.

Concept restaurants in the U.S. which are not owned are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with short renewal options.  Company restaurants in the International Division which are not owned have initial lease terms and renewal options that vary by country.  Company restaurants in the China Division are generally leased for initial terms of 10 to 15 years and generally do not have renewal options.  Historically, the Company has either been able to renew its China Division leases or enter into competitive leases at replacement sites without significant impact on our operations, cash flows or capital resources.  The Company currently does not have a significant number of units that it leases or subleases to franchisees.

Pizza Hut and YRI lease their corporate headquarters and a research facility in Dallas, Texas. Taco Bell leases its corporate headquarters and research facility in Irvine, California. The KFC, LJS, A&W and YUM corporate headquarters and a research facility in Louisville, Kentucky are owned by YRI.  In addition, YUM leases office facilities for certain support groups in Louisville, Kentucky.  The China Division leases their corporate headquarters and research facilities in Shanghai, China.  Additional information about the Company’s properties is included in the Consolidated Financial Statements and footnotes in Part II, Item 8, pages 59 through 116.

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

Suppliers

The Company purchases food, paper, equipment and other restaurant supplies from numerous independent suppliers throughout the world.  These suppliers are required to meet and maintain compliance with the Company’s standards and specifications.  On occasion, disputes arise between the Company and its suppliers on a number of issues, including, but not limited to, compliance with product specifications and terms of procurement and service requirements.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2009.

Executive Officers of the Registrant

The executive officers of the Company as of February 10, 2010, and their ages and current positions as of that date are as follows:

David C. Novak, 57, is Chairman of the Board, Chief Executive Officer and President of YUM.  He has served in this position since January 2001.  From December 1999 to January 2001, Mr. Novak served as Vice Chairman of the Board, Chief Executive Officer and President of YUM. From October 1997 to December 1999, he served as Vice Chairman and President of YUM.  Mr. Novak previously served as Group President and Chief Executive Officer, KFC and Pizza Hut from August 1996 to July 1997.

Richard T. Carucci, 52, is Chief Financial Officer for YUM.  He has served in this position since March 2005. From October 2004 to February 2005, he served as Senior Vice President, Finance and Chief Financial Officer – Designate of YUM. From May 2003 to October 2004, he served as Executive Vice President and Chief Development Officer of YRI.  From November 2002 to May 2003, he served as Senior Vice President for YRI and also assisted Pizza Hut in asset strategy development.  From November 1999 to July 2002, he was Chief Financial Officer of YRI.

Christian L. Campbell, 59, is Senior Vice President, General Counsel, Secretary and Chief Franchise Policy Officer for YUM.  He has served as Senior Vice President, General Counsel and Secretary since September 1997.  In January 2003, his title and job responsibilities were expanded to include Chief Franchise Policy Officer.

Jonathan D. Blum, 51, is Senior Vice President Public Affairs for YUM.  He has served in this position since July 1997.

Anne P. Byerlein, 51, is Chief People Officer for YUM.  She has served in this position since December 2002.  From October 1997 to December 2002, she was Vice President of Human Resources of YUM.  From October 2000 to December 2002, she also served as KFC’s Chief People Officer.

Ted F. Knopf, 58, is Senior Vice President Finance and Corporate Controller of YUM.  He has served in this position since April 2005.  From September 2001 to April 2005, Mr. Knopf served as Vice President of Corporate Planning and Strategy of YUM.

Emil J. Brolick, 62, is Chief Operating Officer for YUM and President of LJS/A&W.  He has served as Chief Operating Officer since June 2008 and as President of LJS/A&W since January 2010.  Prior to being named Chief Operating Officer, he served as President of U.S. Brand Building, a position he held from December 2006 to June 2008.  Prior to that, he served as President and Chief Concept Officer of Taco Bell, a position he held from July 2000 to November 2006.  Prior to joining Taco Bell, Mr. Brolick served as Senior Vice President of New Product Marketing, Research & Strategic Planning for Wendy’s International, Inc. from August 1995 to July 2000.

Scott O. Bergren, 63, is President and Chief Concept Officer of Pizza Hut.  He has served in this position since November 2006.  Prior to this position, he served as Chief Marketing Officer of KFC and YUM from August 2003 to November 2006.  From September 2002 until July 2003, he was the Executive Vice President, Marketing and Chief Concept Officer for YUM Restaurants International, Inc.  From April 2002 until September 2002, he was Senior Vice President New Concepts for YUM Restaurants International, Inc.  From June 1995 until 2002, he was Chief Executive Officer of Chevy’s Mexican Restaurants, Inc.

Greg Creed, 52, is President and Chief Concept Officer of Taco Bell. He has served in this position since December 2006.  Prior to this position, Mr. Creed served as Chief Operating Officer of YUM from December 2005 to November 2006.  Mr. Creed served as Chief Marketing Officer of Taco Bell from July 2001 to October 2005.

Roger Eaton, 49, is President and Chief Concept Officer of KFC.  He has served in this position since June 2008.  From April 2008 to June 2008, he served as Chief Operating and Development Officer of YUM.  From January 2008 until April 2008, he served as Chief Operating and Development Officer – Designate.  From 2000 until January 2008, he was Senior Vice President/Managing Director of YUM! Restaurants International South Pacific.

Graham D. Allan, 54, is the President of YRI.  He has served in this position since November 2003.  Immediately prior to this position he served as Executive Vice President of YRI.  From December 2000 to May 2003, Mr. Allan was the Managing Director of YRI.

Jing-Shyh S. Su, 57, is Vice-Chairman of the Board and President of YUM Restaurants China.  He has served as Vice- Chairman of the Board since March 2008, and he has served as President of YUM Restaurants China since 1997.  Prior to this, he was the Vice President of North Asia for both KFC and Pizza Hut.  Mr. Su started his career with YUM in 1989 as KFC International’s Director of Marketing for the North Pacific area.

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

2009
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$32.87	$23.47	$—	$0.19
Second	36.64	27.48	0.38	0.19
Third	36.56	32.57	—	0.19
Fourth	36.06	32.50	0.42	0.21

2008
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$39.00	$33.12	$0.15	$0.15
Second	41.34	36.85	0.19	0.15
Third	38.68	33.78	—	0.19
Fourth	39.23	22.25	0.38	0.19

In 2008, the Company declared one cash dividend of $0.15 per share of Common Stock and three cash dividends of $0.19 per share of Common Stock, one of which was paid in 2009.  In 2009, the Company declared two cash dividends of $0.19 per share and two cash dividends of $0.21 per share of Common Stock, one of which had a distribution date of February 5, 2010.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income.

As of February 10, 2010, there were approximately 77,000 registered holders of record of the Company’s Common Stock.

The Company had no sales of unregistered securities during 2009, 2008 or 2007.

Issuer Purchases of Equity Securities

For the year ended December 26, 2009, there were no shares of Common Stock repurchased by the Company.

In September 2009, our Board of Directors authorized share repurchases of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  This authorization expires in September 2010.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Stock Index and the S&P 500 Consumer Discretionary Sector, a peer group that includes YUM, for the period from December 23, 2004 to December 25, 2009, the last trading day of our 2009 fiscal year.  The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 23, 2004 and that all dividends were reinvested.

	12/23/04	12/30/05	12/29/06	12/28/07	12/26/08	12/25/09

YUM!	$ 100	$ 102	$ 130	$ 173	$ 138	$ 166
S&P 500	$ 100	$ 105	$ 122	$ 129	$ 78	$ 103
S&P Consumer Discretionary	$ 100	$ 95	$ 113	$ 98	$ 63	$ 93

Item 6.	Selected Financial Data.
Selected Financial Data
YUM! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

	Fiscal Year
	2009		2008	2007	2006	2005
Summary of Operations
Revenues
Company sales	$9,413		$9,843	$9,100	$8,365	$8,225
Franchise and license fees and income	1,423		1,461	1,335	1,196	1,124
Total	10,836		11,304	10,435	9,561	9,349
Closures and impairment income (expenses)(a)	(103)		(43)	(35)	(59)	(62)
Refranchising gain (loss)(a)	26		5	11	24	43
Operating Profit(b)	1,590		1,517	1,357	1,262	1,153
Interest expense, net	194		226	166	154	127
Income before income taxes	1,396		1,291	1,191	1,108	1,026
Net Income – including noncontrolling interest	1,083		972	909	824	762
Net Income – YUM! Brands, Inc.	1,071		964	909	824	762
Basic earnings per common share(c)	2.28		2.03	1.74	1.51	1.33
Diluted earnings per common share(c)	2.22		1.96	1.68	1.46	1.28
Diluted earnings per common share before special items(d)	2.17		1.91	1.68	1.46	1.27
Cash Flow Data
Provided by operating activities	$1,404		$1,521	$1,551	$1,257	$1,233
Capital spending, excluding acquisitions	797		935	726	572	609
Proceeds from refranchising of restaurants	194		266	117	257	145
Repurchase shares of Common Stock	—		1,628	1,410	983	1,056
Dividends paid on Common Stock	362		322	273	144	123
Balance Sheet
Total assets	$7,148		$6,527	$7,188	$6,368	$5,797
Long-term debt	3,207		3,564	2,924	2,045	1,649
Total debt	3,266		3,589	3,212	2,272	1,860
Other Data
Number of stores at year end
Company	7,666		7,568	7,625	7,736	7,587
Unconsolidated Affiliates	469		645	1,314	1,206	1,648
Franchisees	26,745		25,911	24,297	23,516	22,666
Licensees	2,200		2,168	2,109	2,137	2,376
System	37,080		36,292	35,345	34,595	34,277

U.S. same store sales growth(e)	(5%	)	2%	—	1%	3%
YRI system sales growth(e)
Reported	(3%	)	10%	15%	7%	9%
Local currency(f)	5%		8%	10%	7%	6%
China Division system sales growth(e)
Reported	10%		31%	31%	26%	13%
Local currency(f)	9%		20%	24%	23%	11%
Shares outstanding at year end(c)	469		459	499	530	556
Cash dividends declared per Common Stock(c)	$0.80		$0.72	$0.45	$0.43	$0.22
Market price per share at year end (c)	$35.38		$30.28	$38.54	$29.40	$23.44

Fiscal years 2009, 2008, 2007 and 2006 include 52 weeks and fiscal year 2005 includes 53 weeks.

The selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

(a)
Fiscal year 2009 included non-cash charges of $26 million and $12 million to write-off goodwill related to our LJS/A&W U.S. and Pizza Hut South Korea businesses, respectively.  See Note 5 to the Consolidated Financial Statements for a description of our store closures, store impairment expenses and Refranchising Gain (Loss) in 2009, 2008 and 2007.  Additionally, see Note 10 describing our goodwill impairment expense recognized in 2009.

(b)
Fiscal year 2009 included a gain of $68 million related to the consolidation of a former unconsolidated affiliate in China, a loss of $40 million related to U.S. business transformation measures, including the $26 million goodwill charge described in (a), and a loss of $10 million as a result of our decision to offer to refranchise an equity market outside the U.S.  Fiscal year 2008 included a gain of $100 million related to the sale of our interest in our unconsolidated affiliate in Japan and a loss of $61 million related to U.S. business transformation measures.  These items are discussed further within our MD&A.  Fiscal year 2005 included gains of $2 million for recoveries related to both the Wrench litigation and Ameriserve bankruptcy.

(c)	Adjusted for the two for one stock split on June 26, 2007. See Note 3 to the Consolidated Financial Statements.

(d)
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) throughout this document, the Company has provided non-GAAP measurements which present operating results on a basis before Special Items.  The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.  The gains and charges described in (b), above, are considered Special Items.  The 2009 and 2008 Special Items are discussed in further detail within the MD&A.

(e)
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

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”), should be read in conjunction with the Consolidated Financial Statements on pages 61 through 64 (“Financial Statements”) and the Forward-Looking Statements on page 2 and the Risk Factors set forth in Item 1A.  Throughout the MD&A, YUM! Brands, Inc. (“YUM” or the “Company”) makes reference to certain performance measures as described below.

•
The Company provides the percentage changes excluding the impact of foreign currency translation (“FX” or “Forex”).  These amounts are derived by translating current year results at prior year average exchange rates.  We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

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

•
Company restaurant profit is defined as Company sales less expenses incurred directly by our Company restaurants in generating Company sales.  Company restaurant margin as a percentage of sales is defined as Company restaurant profit divided by Company sales.

•	Operating margin is defined as Operating Profit divided by Total revenue.

All Note references herein refer to the Notes to the Financial Statements on pages 65 through 116.  Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.  All per share and share amounts herein, and in the accompanying Financial Statements and Notes to the Financial Statements have been adjusted to reflect the June 26, 2007 stock split (see Note 3).

Description of Business

YUM is the world’s largest restaurant company in terms of system restaurants with over 37,000 restaurants in more than 110 countries and territories operating under the KFC, Pizza Hut, Taco Bell, Long John Silver’s or A&W All-American Food Restaurants brands.  Four of the Company’s restaurant brands – KFC, Pizza Hut, Taco Bell and Long John Silver’s – are the global leaders in the chicken, pizza, Mexican-style food and quick-service seafood categories, respectively.  Of the over 37,000 restaurants, 21% are operated by the Company, 73% are operated by franchisees and unconsolidated affiliates and 6% are operated by licensees.

YUM’s business consists of three reporting segments:  United States, YUM Restaurants International (“YRI” or “International Division”) and the China Division.  The China Division includes mainland China (“China”), Thailand and KFC Taiwan and YRI includes the remainder of our international operations.  The China Division, YRI and Taco Bell-U.S. now represent approximately 85% of the Company’s operating profits.  Our KFC-U.S. and Pizza Hut-U.S. businesses operate in highly competitive marketplaces resulting in slower profit growth, but continue to produce strong cash flows.

Segment Reporting Changes

In the first quarter of 2010 we will begin reporting information for our Thailand and KFC Taiwan businesses within our International Division as a result of changes to our management reporting structure.  The China Division will only consist of operations in mainland China and the International Division will include the remainder of our international operations.  While our consolidated results will not be impacted, we will restate our historical segment information during 2010 for consistent presentation.  All forward looking information within this MD&A reflects these changes in our reporting structure.

In connection with our U.S. business transformation measures our reported segment results began reflecting increased allocations of certain expenses in 2009 that were previously reported as unallocated and corporate G&A expenses.  While our consolidated results were not impacted, we believe the revised allocation better aligns costs with accountability of our segment managers.  These revised allocations are being used by our Chairman and Chief Executive Officer, in his role as chief operating decision maker, in his assessment of operating performance.  We have restated segment information for the years ended December 27, 2008 and December 29, 2007 to be consistent with the current period presentation.

The following table summarizes the 2008 and 2007 impact of the revised allocations by segment:

Increase/(Decrease)	2008	2007
U.S. G&A	$53	$54
YRI G&A	6	6
Unallocated and corporate G&A expenses	(59)	(60)

Strategies

The Company continues to focus on four key strategies:

Build Leading Brands in China in Every Significant Category – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurants, respectively, in mainland China.  Additionally, the Company owns and operates the distribution system for its restaurants in mainland China which we believe provides a significant competitive advantage.  Given this strong competitive position, a growing economy and a population of 1.3 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and testing the additional restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food).  Our ongoing earnings growth model in mainland China is driven by new unit development each year and modest same store sales growth, which we expect to drive annual Operating Profit growth of 15%.

Drive Aggressive International Expansion and Build Strong Brands Everywhere – The Company and its franchisees opened approximately 900 new restaurants in 2009 in the Company’s International Division, representing 10 straight years of opening over 700 restaurants, and is the leading international retail developer in terms of units opened.  The Company expects to continue to experience strong growth by building out existing markets and growing in new markets including France, Russia and India.  The International Division’s Operating Profit has experienced a 7 year compound annual growth rate of 11%.  Our ongoing earnings growth model includes annual Operating Profit growth of 10% driven by new unit development, modest same store sales growth, modest margin improvement and leverage of our General and Administrative (“G&A”) infrastructure for YRI.

Dramatically Improve U.S. Brand Positions, Consistency and Returns – The Company continues to focus on improving its U.S. position through differentiated products and marketing and an improved customer experience.  The Company also strives to provide industry leading new product innovation which adds sales layers and expands day parts.  We continue to evaluate our returns and ownership positions with an earn the right to own philosophy on Company owned restaurants.  Our ongoing earnings growth model calls for annual Operating Profit growth of 5% in the U.S. with same store sales growth of 2%, modest restaurant margin improvement and leverage of our G&A infrastructure.

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders via dividends and share repurchases.  The Company has one of the highest returns on invested capital in the Quick Service Restaurants (“QSR”) industry.  The Company’s dividend and share repurchase programs have returned over $1 billion and $6 billion to shareholders, respectively, since 2004.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income and has increased the quarterly dividend each year since inception in 2004.  Shares are repurchased opportunistically as part of our regular capital structure decisions.

Details of our 2010 Guidance by division can be found online at http://www.yum.com.

2009 Highlights

•	Diluted EPS growth of 13% or $2.17 per share, excluding Special Items.

•	Worldwide system sales growth of 1% prior to foreign currency translation.

•	Worldwide revenue declined 4% driven by foreign currency translation and refranchising.

•	International development of 1,467 new restaurants including 509 in mainland China and 898 in YRI.

•
Worldwide Operating Profit growth of 9% prior to foreign currency translation and Special Items, including growth of 23% in the China Division, 5% in YRI and 1% in the U.S.  After foreign currency translation, but prior to Special Items, worldwide Operating Profit growth was 6%.

•	Worldwide restaurant margin improved by 1.7 percentage points driven by the China Division and the U.S.

•	Diluted EPS growth was negatively impacted by approximately $0.07 per share due to foreign currency translation that was fully offset by lower interest expense and a lower tax rate.

Results of Operations

	Amount			% B/(W)
	2009	2008	2007	2009		2008

Company sales	$9,413	$9,843	$9,100	(4)		8
Franchise and license fees and income	1,423	1,461	1,335	(3)		9
Total revenues	$10,836	$11,304	$10,435	(4)		8
Company restaurant profit	$1,479	$1,378	$1,327	7		4

% of Company sales	15.7%	14.0%	14.6%	1.7	ppts.	(0.6	) ppts.

Operating Profit	1,590	1,517	1,357	5		12
Interest expense, net	194	226	166	14		(36)
Income tax provision	313	319	282	2		(13)
Net Income – including noncontrolling interest	1,083	972	909	11		7
Net Income – noncontrolling interest	12	8	—	NM		NM
Net Income – YUM! Brands, Inc.	$1,071	$964	$909	11		6
Diluted EPS(a)	$2.22	$1.96	$1.68	13		17
Diluted EPS before Special Items(a)	$2.17	$1.91	$1.68	13		14
Effective tax rate	22.4%	24.7%	23.7%

(a)	See Note 4 for the number of shares used in these calculations.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Special Items

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results in 2009 and 2008 on a basis before Special Items.  Included in Special Items are the impact of measures we took to transform our U.S. business (“the U.S. business transformation measures”) including: the U.S. refranchising (gain) loss, charges relating to U.S. General and Administrative (“G&A”) productivity initiatives and realignment of resources, investments in our U.S. Brands and a 2009 U.S. Goodwill impairment charge.  Special items also include the 2009 loss recognized as a result of our decision to offer to refranchise an equity market outside the U.S., the 2009 gain upon our acquisition of additional ownership in, and consolidation of, the operating entity that owns the KFCs in Shanghai, China, and the 2008 gain on the sale of our minority interest in our Japan unconsolidated affiliate.  These amounts are further described below.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in 2009 and 2008 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Year
	12/26/09	12/27/08
Detail of Special Items
U.S. Refranchising gain (loss)	$34	$(5)
Long John Silver’s/A&W U.S. Goodwill impairment charge	(26)	—
Charges relating to U.S. G&A productivity initiatives and realignment of resources	(16)	(49)
Investments in our U.S. Brands	(32)	(7)
Gain upon consolidation of a former unconsolidated affiliate in China	68	—
Loss as a result of our offer to refranchise an equity market outside the U.S.	(10)	—
Gain upon the sale of our interest in our Japan unconsolidated affiliate	—	100
Total Special Items Income (Expense)	18	39
Tax Benefit (Expense) on Special Items(a)	5	(14)
Special Items Income (Expense), net of tax	$23	$25
Average diluted shares outstanding	483	491
Special Items diluted EPS	$0.05	$0.05

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$1,572	$1,478
Special Items Income (Expense)	18	39
Reported Operating Profit	$1,590	$1,517

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$2.17	$1.91
Special Items EPS	0.05	0.05
Reported EPS	$2.22	$1.96

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	23.1%	24.3%
Impact on Tax Rate as a result of Special Items(a)	(0.7)%	0.4%
Reported Effective Tax Rate	22.4%	24.7%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

U.S. Business Transformation Measures

The U.S. business transformation measures in 2008 and 2009 included: expansion of our U.S. refranchising; a reduced emphasis on multi-branding as a long-term growth strategy; G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs); and investments in our U.S. Brands made on behalf of our franchisees such as equipment purchases.  We do not believe these measures are indicative of our ongoing operations and are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes.

In the years ended December 26, 2009 and December 27, 2008, we recorded a pre-tax gain of $34 million and a pre-tax loss of $5 million from refranchising in the U.S., respectively.  In 2010, we currently expect to refranchise 500 restaurants in the U.S.  The impact of this refranchising on our 2010 results will be determined by the stores that we are able to sell and the specific prices we are able to obtain for those stores.  Additionally, to the extent we offer to sell a store or group of stores at a loss, such loss is recorded at the date we make such offer.  Gains upon refranchising, however, are not recorded until we consummate the sale.  This timing difference can create quarterly or annual earnings volatility as decisions are made to refranchise a portfolio of stores.

As a result of a decline in future profit expectations for our LJS and A&W U.S. businesses due in part to the impact of a reduced emphasis on multi-branding, we recorded a non-cash charge of $26 million, which resulted in no related income tax benefit, in the fourth quarter of 2009 to write-off goodwill associated with these businesses.

In connection with our G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs) we recorded pre-tax charges of $16 million and $49 million in the years ended December 26, 2009 and December 27, 2008, respectively.  We realized a $65 million decline in our U.S. G&A expenses in the year ended December 26, 2009 driven by the U.S. productivity initiatives and realignment of resources measures we took in 2008 and 2009.

Additionally, the Company recognized a reduction to Franchise and license fees and income of $32 million, pre-tax, in the year ended December 26, 2009 related to investments in our U.S. Brands.  These investments reflect our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  The reimbursements were recorded as a reduction to franchise and license fees and income as we would not have provided the reimbursements absent the ongoing franchisee relationship.  In the year ended December 27, 2008, the Company recognized pre-tax expense of $7 million related to investments in our U.S. Brands in Franchise and license expenses.

Consolidation of a Former Unconsolidated Affiliate in Shanghai, China

On May 4, 2009 we acquired an additional 7% ownership in the entity that operates more than 200 KFCs in Shanghai, China for $12 million, increasing our ownership to 58%.  This entity has historically been accounted for as an unconsolidated affiliate under the equity method of accounting.  Concurrent with the acquisition we received additional rights in the governance of the entity and thus we began consolidating the entity upon acquisition.  As required by GAAP, we remeasured our previously held 51% ownership, which had a recorded value of $17 million at the date of acquisition, in the entity at fair value and recognized a gain of $68 million accordingly.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense in our Consolidated Statements of Income and was not allocated to any segment for performance reporting purposes.

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate. Subsequent to the date of the acquisition, we reported the results of operations for the entity in the appropriate line items of our Consolidated Statement of Income.  We no longer record franchise fee income for these restaurants nor do we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded as Net Income-noncontrolling interest within our Consolidated Statements of Income.  For the year ended December 26, 2009 the consolidation of this entity increased Company sales by $192 million and decreased Franchise and license fees and income by $12 million.  The consolidation of this entity positively impacted Operating Profit by $4 million in 2009.  The impact on Net Income – YUM! Brands, Inc. was not significant to the year ended December 26, 2009.  Prior to lapping the acquisition of this entity during the second quarter of 2010, we expect the impact of this transaction to increase the China Division’s Company sales by approximately $100 million, decrease Franchise and license fees and income by approximately $6 million and provide a modest increase to Operating Profit during the first half of 2010.

Refranchising of an International Equity Market

In the third quarter of 2009 we recognized a $10 million refranchising loss as a result of our decision to offer to refranchise our KFC Taiwan equity market.  This loss, which resulted in no related income tax benefit, was not allocated to any segment for performance reporting purposes.  This market was refranchised on January 31, 2010.  We are currently evaluating what amount of the $37 million in goodwill associated with KFC Taiwan should be written off in the first quarter of 2010 as a result of this refranchising.

Sale of our Interest in our Unconsolidated Affiliate in Japan

During the year ended December 27, 2008 we recorded a pre-tax gain of approximately $100 million related to the sale of our interest in our unconsolidated affiliate in Japan (See Note 5 for further discussion of this transaction).  This gain was recorded in Other (income) expense in our Consolidated Statement of Income and was not allocated to any segment for performance reporting purposes.

Restaurant Profit

The U.S. restaurant margin increased 1.4 percentage points in 2009.  This increase was largely driven by commodity deflation of $28 million and productivity initiatives partially offset by Company same store sales declines of 4%. Additionally, our U.S. store portfolio actions, including the refranchising of 541 stores during 2009, positively impacted our restaurant margin by 0.4 percentage points.

Our U.S. restaurant margin decreased 0.8 percentage points in 2008.  Restaurant profit was negatively impacted by $119 million of commodity inflation for the full year 2008.  Additionally, restaurant profit in 2008 was negatively impacted by $30 million due to higher property and casualty self-insurance expense, exclusive of the estimated reduction due to refranchised stores, as we lapped favorability in 2007.  These decreases were partially offset by Company same store sales growth of 3% resulting from pricing actions we took.

China Division restaurant margin increased 1.8 percentage points and declined 1.7 percentage points in 2009 and 2008, respectively.  The 2009 improvement was largely driven by commodity deflation of $61 million offsetting Company same store sales declines 1%.  Commodity inflation of $78 million and higher labor costs partially offset by Company same store sales growth of 7% drove the 2008 restaurant margin decline.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates negatively impacted the translation of our foreign currency denominated Operating Profit in our International Division by $56 million and positively impacted Operating Profit in our China Division by $10 million for the year ended December 26, 2009.  In the year ended December 27, 2008 our Operating Profit in our International and China Divisions was positively impacted by $9 million and $42 million, respectively, by changes in foreign currency exchange rates.

Pizza Hut South Korea Goodwill Impairment

As a result of a decline in future profit expectations for our Pizza Hut South Korea market we recorded a goodwill impairment charge of $12 million for this market during 2009.  This charge was recorded in Closure and impairment (income) expenses in our Consolidated Statement of Income and was allocated to our International Division for performance reporting purposes.

Consolidation of a Former Unconsolidated Affiliate in Beijing, China

In 2008, we began consolidating an entity in which we have a majority ownership interest and that operates the KFCs in Beijing, China.  Our partners in this entity are essentially state-owned enterprises.  We historically did not consolidate this entity, instead accounting for the unconsolidated affiliate using the equity method of accounting, due to the effective participation of our partners in the significant decisions of the entity that were made in the ordinary course of business.  Concurrent with a decision that we made on January 1, 2008 regarding top management of the entity, we no longer believe that our partners effectively participate in the decisions that are made in the ordinary course of business.  In accordance with GAAP, we began consolidating this entity on that date.

Like our other unconsolidated affiliates, the accounting for this entity prior to 2008 resulted in royalties being reflected as Franchise and license fees and our share of the entity’s net income being reflected in Other (income) expense.  Subsequent to the date of consolidation, we reported the results of operations for the entity in the appropriate line items of our Consolidated Statement of Income.  We no longer record franchise fee income for these restaurants nor do we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded as Net Income-noncontrolling interest within our Consolidated Statement of Income. For the year ended December 27, 2008 the consolidation of this entity increased the China Division’s Company sales by approximately $300 million and decreased Franchise and license fees and income by approximately $20 million.  The consolidation of this entity positively impacted Operating Profit by approximately $20 million in 2008.  The positive impact on Operating Profit was offset by Net Income – noncontrolling interest of $8 million and a higher Income tax provision such that there was no impact on Net Income – YUM! Brands, Inc. for the year ended December 27, 2008.  The Consolidated Statement of Income was impacted by similar amounts for the year ended December 26, 2009.

Mexico Value Added Tax (“VAT”) Exemption

On October 1, 2007, Mexico enacted new legislation that eliminated a tax ruling that allowed us to claim an exemption related to VAT payments.  Beginning on January 1, 2008, we were required to remit VAT on all Company restaurant sales resulting in lower Company sales and Restaurant profit.  As a result of this new legislation, our International Division’s Company sales and Restaurant profit for the year ended December 27, 2008 were unfavorably impacted by approximately $38 million and $34 million, respectively.  The International Division’s system sales growth and restaurant margin as a percentage of sales were negatively impacted by approximately 0.3 and 1.2 percentage points, respectively, for the year ended December 27, 2008.  The 2009 impact versus 2008 was not significant to our International Division’s results of operations.

Tax Legislation – Mainland China

On March 16, 2007, the National People’s Congress in mainland China enacted new tax legislation that went into effect on January 1, 2008.  Upon enactment, which occurred in the China Division’s 2007 second fiscal quarter, the deferred tax balances of all Chinese entities, including our unconsolidated affiliates, were adjusted.  These income tax rate changes positively impacted our 2009 and 2008 Net Income – YUM! Brands, Inc. by approximately $15 million and $20 million, respectively, compared to what it would have otherwise been had no new tax legislation been enacted.  The impacts on our Income tax provision and Operating Profit in the year ended December 29, 2007 were not significant.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets.  In the U.S., we are targeting Company ownership of restaurants potentially below 10%, down from its current level of 16%.  Consistent with this strategy, 541, 700 and 304 Company restaurants in the U.S. were sold to franchisees in the years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively.

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

The following table summarizes our worldwide refranchising activities:

	2009	2008	2007
Number of units refranchised	613	775	420
Refranchising proceeds, pre-tax	$194	$266	$117
Refranchising net gains, pre-tax	$26	$5	$11

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

The following table summarizes the impact of refranchising as described above:
	2009
	U.S.	YRI	China Division	Worldwide
Decreased Company sales	$(640)	$(77)	$(5)	$(722)
Increased Franchise and license fees and income	36	5	—	41
Decrease in Total revenues	$(604)	$(72)	$(5)	$(681)

	2008
	U.S.	YRI	China Division	Worldwide
Decreased Company sales	$(300)	$(106)	$(5)	$(411)
Increased Franchise and license fees and income	16	6	—	22
Decrease in Total revenues	$(284)	$(100)	$(5)	$(389)

The following table summarizes the estimated impact on Operating Profit of refranchising:
	2009
	U.S.	YRI	China Division	Worldwide
Decreased Restaurant profit	$(63)	$(2)	$(1)	$(66)
Increased Franchise and license fees and income	36	5	—	41
Decreased G&A	14	—	—	14
Increase (decrease) in Operating Profit	$(13)	$3	$(1)	$(11)

	2008
	U.S.	YRI	China Division	Worldwide
Decreased Restaurant profit	$(19)	$(8)	$(1)	$(28)
Increased Franchise and license fees and income	16	6	—	22
Decreased G&A	7	1	—	8
Increase (decrease) in Operating Profit	$4	$(1)	$(1)	$2

Restaurant Unit Activity

Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Balance at end of 2007	7,625	1,314	24,297	33,236
New Builds	596	89	1,173	1,858
Acquisitions	106	—	(105)	1
Refranchising	(775)	(1)	776	—
Closures	(166)	(8)	(800)	(974)
Other(b)(c)	182	(749)	570	3
Balance at end of 2008	7,568	645	25,911	34,124
New Builds	595	70	1,068	1,733
Acquisitions	57	—	(57)	—
Refranchising	(613)	—	612	(1)
Closures	(178)	(10)	(756)	(944)
Other(d)	237	(236)	(33)	(32)
Balance at end of 2009	7,666	469	26,745	34,880
% of Total	22%	1%	77%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Balance at end of 2007	3,896	—	14,081	17,977
New Builds	94	—	269	363
Acquisitions	95	—	(94)	1
Refranchising	(700)	—	700	—
Closures	(71)	—	(477)	(548)
Other	—	—	3	3
Balance at end of 2008	3,314	—	14,482	17,796
New Builds	45	—	221	266
Acquisitions	42	—	(42)	—
Refranchising	(541)	—	540	(1)
Closures	(60)	—	(354)	(414)
Other	—	—	(28)	(28)
Balance at end of 2009	2,800	—	14,819	17,619
% of Total	16%	—	84%	100%

YRI	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Balance at end of 2007	1,642	568	9,963	12,173
New Builds	55	—	869	924
Acquisitions	4	—	(4)	—
Refranchising	(71)	(1)	72	—
Closures	(41)	—	(310)	(351)
Other(b)	—	(567)	567	—
Balance at end of 2008	1,589	—	11,157	12,746
New Builds	74	—	824	898
Acquisitions	—	—	—	—
Refranchising	(61)	—	61	—
Closures	(46)	—	(387)	(433)
Other	—	—	(5)	(5)
Balance at end of 2009	1,556	—	11,650	13,206
% of Total	12%	—	88%	100%

China Division	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Balance at end of 2007	2,087	746	253	3,086
New Builds	447	89	35	571
Acquisitions	7	—	(7)	—
Refranchising	(4)	—	4	—
Closures	(54)	(8)	(13)	(75)
Other(c)	182	(182)	—	—
Balance at end of 2008	2,665	645	272	3,582
New Builds	476	70	23	569
Acquisitions	15	—	(15)	—
Refranchising	(11)	—	11	—
Closures	(72)	(10)	(15)	(97)
Other(d)	237	(236)	—	1
Balance at end of 2009	3,310	469	276	4,055
% of Total	81%	12%	7%	100%

(a)
The Worldwide, U.S. and YRI totals exclude 2,200, 2,046 and 154 licensed units, respectively, at December 26, 2009.  There are no licensed units in the China Division.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

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

(d)
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

System Sales Growth

The following tables detail the key drivers of system sales growth for each reportable segment by year.  Net unit growth represents the net impact of actual system sales growth due to new unit openings and historical system sales lost due to closures as well as any necessary rounding.

	2009 vs. 2008
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	(5)%	1%	(2)%	(2)%
Net unit growth and other	1	4	11	3
Foreign currency translation	N/A	(8)	1	(3)
% Change	(4)%	(3)%	10%	(2)%
% Change, excluding forex	N/A	5%	9%	1%

	2008 vs. 2007
	U.S.	YRI	China Division	Worldwide
Same store sales growth (decline)	2%	4%	6%	3%
Net unit growth and other	1	4	14	4
Foreign currency translation	N/A	2	11	1
% Change	3%	10%	31%	8%
% Change, excluding forex	N/A	8%	20%	7%

Company Operated Store Results

The following tables detail the key drivers of the year-over-year changes of Company Sales and Restaurant Profit.  Store portfolio actions represent the net impact of new unit openings, acquisitions, refranchisings and store closures on Company Sales or Restaurant Profit.  The impact of new unit openings and acquisitions represent the actual Company Sales or Restaurant Profit for the periods the Company operated the restaurants in the current year but did not operate them in the prior year.  The impact of refranchisings and store closures represent the actual Company Sales or Restaurant Profit for the periods in the prior year while the Company operated the restaurants but did not operate them in the current year.

The dollar changes in Company Restaurant Profit by year were as follows:

U.S.
	2009 vs. 2008
Income / (Expense)	2008	Store Portfolio Actions	Other	FX		2009
Company Sales	$4,410	$(515)	$(157)	$	N/A	$3,738
Cost of Sales	(1,335)	158	107		N/A	(1,070)
Cost of Labor	(1,329)	157	51		N/A	(1,121)
Occupancy and Other	(1,195)	154	13		N/A	(1,028)
Restaurant Profit	$551	$(46)	$14	$	N/A	$519

Restaurant Margin	12.5%					13.9%

	2008 vs. 2007
Income / (Expense)	2007	Store Portfolio Actions	Other	FX		2008
Company Sales	$4,518	$(242)	$134	$	N/A	$4,410
Cost of Sales	(1,317)	75	(93)		N/A	(1,335)
Cost of Labor	(1,377)	75	(27)		N/A	(1,329)
Occupancy and Other	(1,221)	77	(51)		N/A	(1,195)
Restaurant Profit	$603	$(15)	$(37)	$	N/A	$551

Restaurant Margin	13.3%					12.5%

In 2009, the decrease in U.S. Company Sales and Restaurant Profit associated with store portfolio actions was primarily driven by refranchising.  Significant other factors impacting Company Sales and/or Restaurant Profit were Company same store sales decline of 4%, commodity deflation of $28 million (primarily cheese), and cost savings associated with productivity initiatives.

In 2008, the decrease in U.S. Company Sales and Restaurant Profit associated with store portfolio actions was primarily driven by refranchising.  Significant other factors impacting Company Sales and/or Restaurant Profit were Company same store sales growth of 3%, commodity inflation of $119 million (primarily cheese, meat, chicken and wheat costs), higher labor costs (primarily wage rate and salary increases) and higher property and casualty insurance expense as we lapped favorability recognized in 2007.

YRI
	2009 vs. 2008
Income / (Expense)	2008	Store Portfolio Actions	Other	FX	2009
Company Sales	$2,375	$26	$34	$(382)	$2,053
Cost of Sales	(752)	(11)	(16)	123	(656)
Cost of Labor	(618)	(6)	(6)	97	(533)
Occupancy and Other	(742)	(6)	(9)	122	(635)
Restaurant Profit	$263	$3	$3	$(40)	$229

Restaurant Margin	11.1%				11.1%

	2008 vs. 2007
Income / (Expense)	2007	Store Portfolio Actions	Other	FX	2008
Company Sales	$2,507	$(75)	$(10)	$(47)	$2,375
Cost of Sales	(751)	17	(29)	11	(752)
Cost of Labor	(655)	25	(1)	13	(618)
Occupancy and Other	(794)	27	3	22	(742)
Restaurant Profit	$307	$(6)	$(37)	$(1)	$263

Restaurant Margin	12.3%				11.1%

In 2009, the increase in YRI Company Sales and Restaurant Profit associated with store portfolio actions was driven by new unit development partially offset by refranchising and closures.  Significant other factors impacting Company Sales and/or Restaurant Profit were Company same store sales growth of 1% due to higher average guest check, commodity inflation, higher labor costs (primarily wage rate and salary increases) and higher occupancy costs.

In 2008, the decrease in YRI Company Sales and Restaurant Profit associated with store portfolio actions was driven by refranchising and closures, partially offset by new unit development.  Significant other factors impacting Company Sales and/or Restaurant Profit were the elimination of a VAT exemption in Mexico with an estimated negative impact of $38 million and $34 million, respectively.  An increase in commodity costs was partially offset by higher average guest check.

China Division
	2009 vs. 2008
Income / (Expense)	2008	Store Portfolio Actions	Other	FX	2009
Company Sales	$3,058	$548	$(22)	$38	$3,622
Cost of Sales	(1,152)	(199)	87	(13)	(1,277)
Cost of Labor	(423)	(81)	8	(4)	(500)
Occupancy and Other	(919)	(196)	12	(11)	(1,114)
Restaurant Profit	$564	$72	$85	$10	$731

Restaurant Margin	18.4%				20.2%

	2008 vs. 2007
Income / (Expense)	2007	Store Portfolio Actions	Other	FX	2008
Company Sales	$2,075	$588	$150	$245	$3,058
Cost of Sales	(756)	(220)	(84)	(92)	(1,152)
Cost of Labor	(273)	(88)	(29)	(33)	(423)
Occupancy and Other	(629)	(196)	(21)	(73)	(919)
Restaurant Profit	$417	$84	$16	$47	$564

Restaurant Margin	20.1%				18.4%

In 2009, the increase in China Division Company Sales and Restaurant Profit associated with store portfolio actions was primarily driven by the development of new units and the acquisition of additional interest in and consolidation of a former China unconsolidated affiliate during 2009.  Significant other factors impacting Company Sales and/or Restaurant Profit were Company same store sales declines of 1% and commodity deflation (primarily chicken) of $61 million.

In 2008, the increase in China Division Company Sales and Restaurant Profit associated with store portfolio actions was primarily driven by the development of new units and the consolidation of a former China unconsolidated affiliate at the beginning of 2008.  Significant other factors impacting Company Sales and/or Restaurant Profit were Company same store sales growth of 7% and commodity inflation (primarily chicken) of $78 million.

Franchise and license fees and income

	Amount			% Increase (Decrease)		% Increase (Decrease) excluding foreign currency translation
	2009	2008	2007	2009	2008	2009	2008
U.S.	$735	$722	$684	2	5	N/A	N/A
YRI	660	669	582	(1)	15	7	14
China Division	60	70	69	(15)	2	(16)	(6)
Unallocated	(32)	—	—	N/A	—	N/A	N/A
Worldwide	$1,423	$1,461	$1,335	(3)	9	1	8

Worldwide Franchise and license fees and income for 2009 included a reduction of $32 million as a result of our reimbursements to KFC franchisees for installation costs for the national launch of Kentucky Grilled Chicken that has not been allocated to the U.S. segment for performance reporting purposes.

U.S. Franchise and license fees and income for 2009 and 2008 was positively impacted by 5% and 2%, respectively, due to the impact of refranchising.

China Division Franchise and license fees and income for 2009 and 2008 was negatively impacted by 17% and 19%, respectively, related to the consolidation of two former China unconsolidated affiliates.  See Note 5.

General and Administrative Expenses

	Amount			% Increase (Decrease)		% Increase (Decrease) excluding foreign currency translation
	2009	2008	2007	2009	2008	2009	2008
U.S.	$482	$547	$564	(12)	(3)	N/A	N/A
YRI	341	371	381	(8)	(3)	2	(3)
China Division	209	186	151	12	24	11	16
Unallocated	189	238	197	(21)	21	N/A	N/A
Worldwide	$1,221	$1,342	$1,293	(9)	4	(6)	3

The decreases in U.S. and Unallocated G&A expenses for 2009 were driven by the actions taken as part of our U.S. business transformation measures.

In 2008, the decrease in U.S. G&A expenses was driven by refranchising company stores.  The increase in Unallocated G&A expense was driven by approximately $49 million of charges associated with G&A productivity initiatives and realignment of resources related to the U.S. business transformation measures.

The increase in YRI G&A expenses for 2009, excluding the impact of foreign currency translation, was driven by increased costs in strategic growth markets, primarily driven by increased headcount.

In 2008, the decrease in YRI G&A expenses, excluding the impact of foreign currency translation, was driven by a reduction in convention and training expenses, as well as legal fees.

The increases in China Division G&A expenses for 2009 and 2008, excluding the impact of foreign currency translation, were driven by increased compensation costs resulting from higher headcount in mainland China.

Worldwide Franchise and License Expenses

Franchise and license expenses increased 19% in 2009.  The increase was driven by quality control initiatives, increased provision for U.S. past due receivables (primarily at KFC and LJS) and higher international franchise convention costs.

Franchise and license expenses increased 67% in 2008.  The increase was driven by higher marketing funding on behalf of franchisees, investments in our U.S. brands related to the U.S. business transformation measures and increased provision for past due receivables.

Worldwide Other (Income) Expense

	2009	2008	2007
Equity income from investments in unconsolidated affiliates	$(36)	$(41)	$(51)
Gain upon consolidation of a former unconsolidated affiliate in China(a)	(68)	—	—
Gain upon sale of investment in unconsolidated affiliate(b)(c)	—	(100)	(6)
Wrench litigation income(d)	—	—	(11)
Foreign exchange net (gain) loss and other	—	(16)	(3)
Other (income) expense	$(104)	$(157)	$(71)

(a)	See Note 5 for further discussion of the consolidation of a former unconsolidated affiliate.

(b)	Fiscal year 2008 reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 5.

(c)
Fiscal year 2007 reflects recognition of income associated with receipt of payment for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

(d)	Fiscal year 2007 reflects financial recoveries from settlements with insurance carriers related to a lawsuit settled by Taco Bell Corporation in 2004.

Worldwide Closure and Impairment Expenses and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Notes 5 and 10 for a summary of the components of facility actions and goodwill impairments by reportable operating segment, respectively.

Operating Profit

	Amount			% B/(W)
	2009	2008	2007	2009		2008
United States	$647	$641	$685	1		(6)
YRI	491	522	474	(6)		10
China Division	602	480	375	25		28
Unallocated Franchise and license fees and income	(32)	—	—	NM		NM
Unallocated and corporate expenses	(189)	(248)	(197)	24		(26)
Unallocated Impairment expense	(26)	—	—	NM		NM
Unallocated Other income (expense)	71	117	9	NM		NM
Unallocated Refranchising gain (loss)	26	5	11	NM		NM
Operating Profit	$1,590	$1,517	$1,357	5		12

United States operating margin	14.5%	12.5%	13.2%	2.0	ppts.	(0.7	) ppts.
International Division operating margin	18.1%	17.1%	15.4%	1.0	ppts.	1.7	ppts.

U.S. Operating Profit increased 1% in 2009.  The increase was driven by the G&A savings from the actions taken as part of our U.S. business transformation measures and improved restaurant operating costs, primarily driven by commodity deflation.  These increases were partially offset by same store sales declines.

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

YRI Operating Profit decreased 6% in 2009, including an 11% unfavorable impact from foreign currency translation.  Excluding the unfavorable impact from foreign currency translation, YRI Operating Profit increased 5% in 2009.  The increase was driven by the impact of franchise net unit development on franchise and license fees partially offset by a $12 million goodwill impairment charge related to our Pizza Hut South Korea market.

YRI Operating Profit increased 10% in 2008, including a 2% favorable impact from foreign currency translation.  The increase was driven by the impact of same store sales growth and net unit development on Franchise and license fees.  These increases were partially offset by the loss of the VAT exemption in Mexico.

China Division Operating Profit increased 25% in 2009, including a 2% favorable impact from foreign currency translation.  The increase was driven by the impact of commodity deflation and new unit development, partially offset by higher G&A expenses.

China Division Operating Profit increased 28% in 2008, including an 11% favorable impact from foreign currency translation.  The increase was driven by the impact of same store sales growth and net unit development on Restaurant Profit.  The increase was partially offset by higher restaurant operating costs and higher G&A expenses.

Unallocated Franchise and license fees and income for 2009 reflects our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken that have not been allocated to the U.S. segment for performance reporting purposes.

Unallocated and corporate expenses decreased 24% in 2009 due to the current year G&A savings attributable to, and the lapping of costs associated with, the 2008 actions taken as part of our U.S. business transformation measures.

Unallocated and corporate expenses increased 26% in 2008 due to costs associated with the U.S. business transformation measures, partially offset by lower annual incentive compensation expenses.

Unallocated impairment expense in 2009 includes a $26 million charge related to a goodwill impairment charge related to LJS/A&W U.S. goodwill.

Unallocated Other income (expense) in 2009 includes a $68 million gain recognized upon acquisition of additional ownership in, and consolidation of, the entity that operates KFCs in Shanghai, China, and 2008 includes a $100 million gain recognized on the sale of our interest in our unconsolidated affiliate in Japan.  See Note 5.

Interest Expense, Net

	2009	2008	2007
Interest expense	$212	$253	$199
Interest income	(18)	(27)	(33)
Interest expense, net	$194	$226	$166

Interest expense, net decreased $32 million or 14% in 2009.  The decrease was driven by a decline in interest rates on the variable portion of our debt and a decrease in borrowings as compared to prior year.

Interest expense, net increased $60 million or 36% in 2008.  The increase was driven by an increase in borrowings in 2008 compared to 2007, partially offset by a decrease in interest rates on the variable portion of our debt.

Income Taxes

	2009	2008	2007
Reported
Income taxes	$313	$319	$282
Effective tax rate	22.4%	24.7%	23.7%

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2009	2008	2007
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.0	0.6	1.0
Foreign and U.S. tax effects attributable to foreign operations	(11.4)	(14.5)	(5.7)
Adjustments to reserves and prior years	(0.6)	3.5	2.6
Valuation allowance additions (reversals)	(0.7)	0.6	(9.0)
Other, net	(0.9)	(0.5)	(0.2)
Effective income tax rate	22.4%	24.7%	23.7%

Our 2009 effective tax rate was positively impacted by the year-over-year change in adjustments to reserves and prior years (including certain out-of-year adjustments that decreased our effective tax rate by 1.6 percentage points in 2009). Benefits associated with our foreign and U.S. tax effects attributable to foreign operations decreased versus prior year  as a result of withholding taxes associated with the distribution of intercompany dividends and an increase in tax expense for certain foreign markets.  These increases were partially offset by lapping a 2008 expense associated with our plan to distribute certain foreign earnings.  Our 2009 effective tax rate was also positively impacted by the reversal of foreign valuation allowances associated with certain deferred tax assets that we now believe are more likely than not to be utilized on future tax returns.  Additionally, our rate was lower as a result of lapping the 2008 gain on the sale of our interest in our unconsolidated affiliate in Japan.

Our 2008 effective income tax rate was negatively impacted versus 2007 by lapping valuation allowance reversals made in the prior year as discussed below.  This negative impact was partially offset by the reversal of foreign valuation allowances in the current year associated with certain deferred tax assets that we now believe are more likely than not to be utilized on future tax returns.  Additionally, the effective tax rate was negatively impacted by the year-over-year change in adjustments to reserves and prior years (including certain out-of-year adjustments that increased our effective tax rate by 1.8 percentage points in 2008).  Benefits associated with our foreign and U.S. tax effects attributable to foreign operations positively impacted the effective tax rate as a result of lapping 2007 expenses associated with the distribution of an intercompany dividend and adjustments to our deferred tax balances that resulted from the Mexico tax law change, as further discussed below, as well as a higher percentage of our income being earned outside the U.S.  These benefits were partially offset in 2008 by the gain on the sale of our interest in our unconsolidated affiliate in Japan and expense associated with our plan to distribute certain foreign earnings.  We also recognized deferred tax assets for the net operating losses generated by certain tax planning strategies implemented in 2008 included in foreign and U.S. tax effects attributable to foreign operations (1.7 percentage point impact).  However, we provided a full valuation allowance on these assets as we do not believe it is more likely than not that they will be realized in the future.

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

Adjustments to reserves and prior years include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets.  Adjustments to reserves and prior years also includes changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position.  We evaluate these reserves on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that we believe may impact our exposure.

Consolidated Cash Flows

Net cash provided by operating activities was $1,404 million compared to $1,521 million in 2008.  The decrease was primarily driven by higher pension contributions, partially offset by higher net income.

In 2008, net cash provided by operating activities was $1,521 million compared to $1,551 million in 2007.  The decrease was primarily driven by higher interest payments and pension contributions.

Net cash used in investing activities was $727 million versus $641 million in 2008.  The increase was driven by the acquisition of an interest in Little Sheep, as discussed in Note 5, lower proceeds from refranchising and sales of property, plant and equipment, partially offset by lower capital spending.

In 2008, net cash used in investing activities was $641 million versus $416 million in 2007.  The increase was driven by higher capital spending in 2008 and the lapping of proceeds from the sale of our interest in the Japan unconsolidated affiliate in 2007, partially offset by the year-over-year change in proceeds from refranchising of restaurants.

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

Net cash used in financing activities was $542 million versus $1,459 million in 2008.  The decrease was driven by a reduction in share repurchases, partially offset by net payments on debt.

In 2008, net cash used in financing activities was $1,459 million versus $678 million in 2007.  The increase was driven by lower net borrowings, higher share repurchases and higher dividend payments in 2008.

Consolidated Financial Condition

The acquisition of additional ownership in, and consolidation of, a former unconsolidated affiliate that operates the KFCs in Shanghai, China during 2009 impacted our Consolidated Balance Sheet at December 26, 2009.  See Note 5 for a discussion of this transaction and a summary of the assets acquired and liabilities assumed as a result of the acquisition and consolidation.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our substantial franchise operations which require a limited YUM investment.  In each of the last eight fiscal years, net cash provided by operating activities has exceeded $1.1 billion.  We expect these levels of net cash provided by operating activities to continue in the foreseeable future.  However, unforeseen downturns in our business could adversely impact our cash flows from operations from the levels historically realized.

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  Additionally, as of December, 2009 we had approximately $1.3 billion in unused capacity under our revolving credit facilities that expire in 2012, primarily related to a domestic facility.

Our China Division and YRI represent more than 60% of the Company’s operating profit and both generate a significant amount of positive cash flows that we have historically used to fund our international development.  To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including share repurchases, dividends and debt repayments, we have historically been able to do so in a tax efficient manner.  As a result of our substantial international development a significant amount of non-cash undistributed earnings in our foreign subsidiaries is considered indefinitely reinvested as of December 26, 2009.  If we experience an unforeseen decrease in our cash flows from our U.S. business or are unable to refinance future U.S. debt maturities we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

We are currently managing our cash and debt positions in order to maintain our current investment grade ratings from Standard & Poor’s Rating Services (BBB-) and Moody’s Investors Service (Baa3).  As a commitment to maintaining our investment grade rating we improved our capital structure by extending our scheduled debt maturities while reducing our debt outstanding during 2009.  Additionally, we funded $280 million of our unfunded pension obligation and did not repurchase shares of our Common Stock. Subsequent to year end, we have resumed repurchasing shares of our Common Stock.  However we believe we can do so while maintaining a capital structure that allows us to remain an investment grade borrower.  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets if necessary.  Based on the amount and composition of our debt at December 26, 2009, which included a minimal amount outstanding under our credit facilities, our interest expense would not materially increase on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

During 2009, we invested $797 million in our businesses, including approximately $275 million in the U.S., $232 million for the International Division and $290 million for the China Division.  For 2010, we estimate capital spending will be approximately $1 billion.

During the year ended December 26, 2009, we paid cash dividends of $362 million.  Additionally, on November 20, 2009 our Board of Directors approved cash dividends of $0.21 per share of Common Stock to be distributed on February 5, 2010 to shareholders of record at the close of business on January 15, 2010.  The Company is targeting an ongoing annual dividend payout ratio of 35% - 40% of net income.

The Company did not repurchase shares of our Common Stock during 2009.  As of December 26, 2009, we have $300 million (excluding applicable transaction fees) available for future repurchases under a share repurchase authorization that expires in September 2010.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 23 participating banks with commitments ranging from $20 million to $113 million.  We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At December 26, 2009, our unused Credit Facility totaled $975 million net of outstanding letters of credit of $170 million.  There were borrowings of $5 million outstanding under the Credit Facility at December 26, 2009.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving credit facility (the “International Credit Facility,” or “ICF”) which matures in November 2012 and includes 6 banks with commitments ranging from $35 million to $90 million.  We believe the syndication reduces our dependency on any one bank.  There was available credit of $350 million and no borrowings outstanding under the ICF at the end of 2009.  The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

The Credit Facility and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s balance sheet and cash flows we were able to comply with all debt covenant requirements at December 26, 2009 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2011 through 2037 and stated interest rates ranging from 4.25% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes, reflecting the events described below, were $2.9 billion at December 26, 2009.

During the second quarter of 2009 we repurchased Senior Unsecured Notes due July 1, 2012 with an aggregate principal amount of $137 million.

In August 2009, we issued $250 million aggregate principal amount of 4.25% Senior Unsecured Notes that are due in September 2015 and $250 million aggregate principal amount of 5.30% Senior Unsecured Notes that are due in September 2019.  We used the proceeds from our issuance of these Senior Unsecured Notes to repay a variable rate senior unsecured term loan in an aggregate principal amount of $375 million that was scheduled to mature in 2011 and to make discretionary payments to our pension plans in the fourth quarter of 2009.

Our Senior Unsecured Notes, Credit Facility, and ICF all contain cross-default provisions, whereby a default under any of these agreements constitutes a default under each of the other agreements.

Contractual Obligations

In addition to any discretionary spending we may choose to make, our significant contractual obligations and payments as of December 26, 2009 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$4,844	$178	$1,207	$258	$3,201
Capital leases(b)	409	67	51	48	243
Operating leases(b)	4,675	535	938	778	2,424
Purchase obligations(c)	737	551	173	11	2
Other(d)	50	22	11	7	10
Total contractual obligations	$10,715	$1,353	$2,380	$1,102	$5,880

(a)
Debt amounts include principal maturities and expected interest payments.  Rates utilized to determine interest payments for variable rate debt are based on the LIBOR forward yield curve.  Excludes a fair value adjustment of $36 million included in debt related to interest rate swaps that hedge the fair value of a portion of our debt.  See Note 11.

(b)	These obligations, which are shown on a nominal basis, relate to nearly 6,200 restaurants. See Note 12.

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

(d)	Other consists of 2010 pension plan funding obligations, the current portion of liabilities for unrecognized tax benefits and projected payments for deferred compensation.

We have not included in the contractual obligations table approximately $264 million for long-term liabilities for unrecognized tax benefits for various tax positions we have taken.  These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.  These liabilities also include amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

We sponsor noncontributory defined benefit pension plans covering certain salaried and hourly employees, the most significant of which are in the U.S. and U.K.  The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other U.S. plans are paid by the Company as incurred.  Our funding policy for the Plan is to contribute annually amounts that will at least equal the minimum amounts required to comply with the Pension Protection Act of 2006.  However, additional voluntary contributions are made from time to time as are determined to be appropriate to improve the Plan’s funded status.  At December 26, 2009, the Plan was in a net underfunded position of $83 million.  Based on the current funding status of the Plan, we will not be required to make minimum contributions in 2010.  Investment performance and corporate bond rates have a significant effect on our net funding position as they drive our asset balances and discount rate assumption.  Future changes in investment performance and corporate bond rates could impact our funded status and the timing and amounts of required contributions beyond 2010.

The U.K. pension plans are in a net underfunded position of $29 million at our 2009 measurement date. We have committed to making discretionary funding contributions of $15 million to one of these plans in 2010 and this amount is included in our contractual obligations table above.

Our post-retirement plan in the U.S. is not required to be funded in advance, but is pay as you go.  We made post-retirement benefit payments of $6 million in 2009 and no future funding amounts are included in the contractual obligations table.  See Note 15 for further details about our pension and post-retirement plans.

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

Off-Balance Sheet Arrangements

We have provided a partial guarantee of approximately $15 million of a franchisee loan program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs at December 26, 2009.  We have also provided two letters of credit totaling approximately $23 million in support of the franchisee loan program.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were $54 million at December 26, 2009.

Our unconsolidated affiliates had approximately $40 million and $50 million of debt outstanding as of December 26, 2009 and December 27, 2008, respectively.

New Accounting Pronouncements Not Yet Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance and clarifications for improving disclosures about fair value measurements.  This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy.  Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed.  In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis.  We do not anticipate the adoption of this guidance to materially impact the Company.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010.

In June 2009, the FASB issued guidance on transfers and servicing of financial assets, requiring more information about transfers of financial assets, eliminating the qualifying special purpose entity concept, changing the requirements for derecognizing financial assets and requiring additional disclosures.  The FASB also issued guidance for determining whether an entity is a variable interest entity, that modifies the methods allowed for determining the primary beneficiary of a variable interest entity, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  The adoption of this guidance may require the Company to consolidate an entity that provides loans used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs.  If consolidation of this entity is required, the Company’s long-term debt will increase by approximately $54 million with a corresponding increase to receivables.  See Note 21 for additional information regarding this franchisee loan program.  This guidance is effective for the first annual reporting period that begins after November 15, 2009, our fiscal 2010.

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

Impairment or Disposal of Long-Lived Assets

We review our long-lived assets of restaurants (primarily PP&E and allocated intangible assets subject to amortization) that are currently operating and have not been offered for refranchise semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the unit and actual results at comparable restaurants.  For restaurant assets that are not deemed to be recoverable, we write down an impaired restaurant to its estimated fair market value.  Key assumptions in the determination of fair value are the after-tax cash flows and discount rate.  The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be used by a franchisee in the determination of a purchase price for the restaurant.  Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.

We perform an impairment evaluation at a restaurant group level if there is an expectation that we will refranchise the restaurants as a group.  These impairment evaluations are generally performed at the date such restaurants are offered for sale.  Expected net sales proceeds are generally based on actual bids from the buyer, if available, or anticipated bids given the discounted projected after-tax cash flows for the restaurant or group of restaurants.  The after-tax cash flows used in determining the anticipated bids incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement as well as expectations as to the useful lives of the restaurant assets.  Historically, these anticipated bids have been reasonably accurate estimations of the proceeds ultimately received.

The discount rate used in the fair value calculations is our estimate of the required rate of return that a franchisee would expect to receive when purchasing a similar restaurant or groups of restaurants and the related long-lived assets.  The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

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

These definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.  An intangible asset that is deemed impaired is written down to its estimated fair value, which is based on discounted after-tax cash flows.  For purposes of our impairment analysis, we update the cash flows that were initially used to value the definite-lived intangible asset to reflect our current estimates and assumptions over the asset’s future remaining life.

See Note 2 for a further discussion of our policy regarding the impairment or disposal of property, plant and equipment.

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist.  Goodwill is evaluated for impairment through the comparison of fair value of our reporting units to their carrying values.  Our reporting units are our operating segments in the U.S. and our business units internationally (typically individual countries).  Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using discounted expected future after-tax cash flows from company operations and franchise royalties.

Future cash flow estimates and the discount rate are the key assumptions when estimating the fair value of a reporting unit.  Future cash flows are based on growth expectations relative to recent historical performance and incorporate sales growth and margin improvement assumptions that we believe a buyer would assume when determining a purchase price for the reporting unit.  The assumptions that factor into the discounted cash flows are highly correlated as cash flow growth can be achieved through various interrelated strategies such as product pricing and restaurant productivity initiatives. The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

Except for the LJS/A&W-U.S. and Pizza Hut South Korea reporting units discussed below, the fair value of each of our other reporting units was substantially in excess of its respective carrying value as of the 2009 goodwill impairment test that was performed at the beginning of the fourth quarter.  YUM recorded goodwill impairment charges of $26 million and $12 million for our LJS/A&W-U.S. and Pizza Hut South Korea reporting units, respectively, as the carrying value of these reporting units exceeded their fair values.  The fair value of the LJS/A&W-U.S. reporting unit was based on our discounted expected after-tax cash flows from the future royalty stream, net of G&A, expected to be earned from the underlying franchise agreements.  These cash flows incorporated a decline in future profit expectations for our LJS/A&W-U.S. reporting unit, which were due in part to the impact of a reduced emphasis on multi-branding as a long-term U.S. growth strategy.  The fair value of the Pizza Hut South Korea reporting unit was based on the discounted expected after-tax future cash flows from company operations and franchise royalties for this reporting unit.  Our expectations of after-tax cash flows for this business were negatively impacted by recent profit declines for this reporting unit.

See Note 2 for a further discussion of our policies regarding goodwill.

Allowances for Franchise and License Receivables/Guarantees

Franchise and license receivable balances include royalties, initial fees as well as other ancillary receivables such as rent and fees for support services.  Our reserve for franchisee or licensee receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due.  This methodology results in an immaterial amount of unreserved past due receivable balances at December 26, 2009.  As such, we believe our allowance for franchise and license receivables is adequate to cover potential exposure from uncollectible receivable balances at December 26, 2009.

We have historically issued certain guarantees on behalf of franchisees primarily as a result of 1) assigning our interest in obligations under operating leases, primarily as a condition to the refranchising of certain Company restaurants, 2) facilitating franchisee development and 3) equipment financing arrangements to facilitate the launch of new sales layers by franchisees.  We recognize a liability for the fair value of such guarantees upon inception of the guarantee and upon any subsequent modification, such as renewals, when we remain contingently liable.  The fair value of a guarantee is the estimated amount at which the liability could be settled in a current transaction between willing unrelated parties.

The potential total exposure for lease assignments is significant when aggregated, with approximately $425 million representing the present value, discounted at our pre-tax cost of debt, of the minimum payments of the assigned leases at December 26, 2009.  Current franchisees are the primary lessees under the vast majority of these leases.  Additionally, we have guaranteed approximately $40 million of franchisee loans of various equipment programs.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under assigned leases and certain of the equipment loan programs.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these guarantees and, historically, we have not been required to make significant payments for guarantees.  If payment on these guarantees becomes probable and estimable, we record a liability for our exposure under these guarantees.  At December 26, 2009, we have recorded an immaterial liability for our exposure under these guarantees which we consider to be probable and estimable.  If we begin to be required to perform under these guarantees to a greater extent, our results of operations could be negatively impacted.

See Note 2 for a further discussion of our policies regarding franchise and license operations.

See Note 21 for a further discussion of our guarantees.

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

Pension Plans

Certain of our employees are covered under defined benefit pension plans.  The most significant of these plans are in the U.S.  We have recorded the under-funded status of $175 million for these U.S. plans as a pension liability in our Consolidated Balance Sheet as of December 26, 2009.  These U.S. plans had a projected benefit obligation (“PBO”) of $1,010 million and a fair value of plan assets of $835 million at December 26, 2009.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBO’s are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBO using a discount rate of 6.3% at December 26, 2009.  This discount rate was determined with the assistance of our independent actuary.  The primary basis for our discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s with cash flows that mirror our expected benefit payment cash flows under the plans.  We excluded from the model those corporate debt instruments flagged by Moody’s for a potential downgrade and bonds with yields that were two standard deviations or more above the mean.  In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit cash flows for that year.  Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit cash flows in a future year.  The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate.  We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis point increase in this discount rate would have decreased our U.S. plans’ PBO by approximately $73 million at our measurement date.  Conversely, a 50 basis point decrease in this discount rate would have increased our U.S. plans’ PBO by approximately $84 million at our measurement date.

The pension expense we will record in 2010 is also impacted by the discount rate we selected at our measurement date.  We expect pension expense for our U.S. plans to increase approximately $2 million to $41 million in 2010.  The increase is primarily driven by increases in amortization of net loss and interest costs, partially offset by a higher expected return on plan assets due to increases in the plan assets balance during 2009.  A 50 basis point change in our discount rate assumption at our measurement date would impact our 2010 U.S. pension expense by approximately $13 million.

The assumption we make regarding our expected long-term rates of return on plan assets also impacts our pension expense.  Our estimated long-term rate of return on U.S. plan assets represents the weighted-average of historical returns for each asset category, adjusted for an assessment of current market conditions.  Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2010 pension expense, at December 26, 2009 was 7.75%.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon.  A one percentage point increase or decrease in our expected long-term rate of return on plan assets assumption would decrease or increase, respectively, our 2010 U.S. pension plan expense by approximately $9 million.

The losses our U.S. plan assets have experienced, along with a decrease in discount rates over time, have largely contributed to an unrecognized pre-tax net loss of $346 million included in Accumulated other comprehensive income (loss) for the U.S. plans at December 26, 2009.  For purposes of determining 2009 expense, our funded status was such that we recognized $13 million of net loss in net periodic benefit cost.  We will recognize approximately $23 million of such loss in 2010.

See Note 15 for further discussion of our pension and post-retirement plans.

Stock Options and Stock Appreciation Rights Expense

Compensation expense for stock options and stock appreciation rights (“SARs”) is estimated on the grant date using a Black-Scholes option pricing model.  Our specific weighted-average assumptions for the risk-free interest rate, expected term, expected volatility and expected dividend yield are documented in Note 16.  Additionally, we estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized.  Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

We have determined that it is appropriate to group our awards into two homogeneous groups when estimating expected term and pre-vesting forfeitures.  These groups consist of grants made primarily to restaurant-level employees under our Restaurant General Manager Stock Option Plan (the “RGM Plan”) and grants made to executives under our other stock award plans.  Historically, approximately 10% - 15% of total options and SARs granted have been made under the RGM Plan.

Grants under the RGM Plan typically cliff vest after four years and grants made to executives under our other stock award plans typically have a graded vesting schedule and vest 25% per year over four years.  We use a single weighted-average expected term for our awards that have a graded vesting schedule.  We reevaluate our expected term assumptions using historical exercise and post-vesting employment termination behavior on a regular basis.  Based on the results of this analysis, we have determined that five years and six years are appropriate expected terms for awards to restaurant level employees and to executives, respectively.

Upon each stock award grant we reevaluate the expected volatility, including consideration of both historical volatility of our stock as well as implied volatility associated with our traded options.  We have estimated forfeitures based on historical data.  Based on such data, we believe that approximately 50% of all awards granted under the RGM Plan will be forfeited and approximately 25% of all awards granted to above-store executives will be forfeited.

Income Taxes

At December 26, 2009, we had a valuation allowance of $187 million primarily to reduce our net operating loss and tax credit carryforward benefits of $230 million, as well as our other deferred tax assets, to amounts that will more likely than not be realized.  The net operating loss and tax credit carryforwards exist in state and foreign jurisdictions that have varying carryforward periods and restrictions on usage, including approximately $110 million in certain foreign jurisdictions that may be carried forward indefinitely.  The estimation of future taxable income in these jurisdictions and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies.  Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities.  We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by these tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  At December 26, 2009, we had $301 million of unrecognized tax benefits, $259 million of which, if recognized, would affect the effective tax rate.  We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

Additionally, we have not recorded the deferred tax impact for certain undistributed earnings from our foreign subsidiaries totaling approximately $875 million at December 26, 2009, as we believe these amounts are indefinitely reinvested.  If our intentions were to change in the future based on a change in circumstances, deferred tax may need to be provided that could materially impact income taxes.

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

At December 26, 2009 and December 27, 2008, a hypothetical 100 basis point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of approximately $3 million and $9 million, respectively, in income before income taxes.  The estimated reductions are based upon the current level of variable rate debt and assume no changes in the volume or composition of that debt and include no impact from interest income related to cash and cash equivalents.  In addition, the fair value of our derivative financial instruments at December 26, 2009 and December 27, 2008 would decrease approximately $20 million and $27 million, respectively.  The fair value of our Senior Unsecured Notes at December 26, 2009 and December 27, 2008 would decrease approximately $181 million and $120 million, respectively.  Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration.

Foreign Currency Exchange Rate Risk

The combined International Division and China Division Operating Profits constitute more than 60% of our Operating Profit in 2009, excluding unallocated income (expenses).  In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $2.6 billion as of December 26, 2009. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows.  For the fiscal year ended December 26, 2009, Operating Profit would have decreased approximately $120 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL INFORMATION

Page Reference
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	60

Consolidated Statements of Income for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007	61

Consolidated Statements of Cash Flows for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007	62

Consolidated Balance Sheets as of December 26, 2009 and December 27, 2008	63

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007	64

Notes to Consolidated Financial Statements	65

Management’s Responsibility for Financial Statements	116

Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above listed financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YUM! Brands, Inc.

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (YUM) as of December 26, 2009 and December 27, 2008, and the related consolidated statements of income, cash flows, and shareholders’ equity (deficit) and comprehensive income (loss) for each of the fiscal years in the three-year period ended December 26, 2009. We also have audited YUM’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. YUM’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on YUM’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 26, 2009 and December 27, 2008, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, YUM maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, in 2009 YUM changed its method of reporting non-controlling interests due to the adoption of new accounting requirements issued by the FASB.

/s/ KPMG LLP
Louisville, Kentucky
February 17, 2010

Consolidated Statements of Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007
(in millions, except per share data)
	2009	2008	2007
Revenues
Company sales	$9,413	$9,843	$9,100
Franchise and license fees and income	1,423	1,461	1,335
Total revenues	10,836	11,304	10,435

Costs and Expenses, Net
Company restaurants
Food and paper	3,003	3,239	2,824
Payroll and employee benefits	2,154	2,370	2,305
Occupancy and other operating expenses	2,777	2,856	2,644
Company restaurant expenses	7,934	8,465	7,773

General and administrative expenses	1,221	1,342	1,293
Franchise and license expenses	118	99	59
Closures and impairment (income) expenses	103	43	35
Refranchising (gain) loss	(26)	(5)	(11)
Other (income) expense	(104)	(157)	(71)
Total costs and expenses, net	9,246	9,787	9,078

Operating Profit	1,590	1,517	1,357

Interest expense, net	194	226	166

Income Before Income Taxes	1,396	1,291	1,191

Income tax provision	313	319	282
Net Income – including noncontrolling interest	1,083	972	909
Net Income – noncontrolling interest	12	8	—
Net Income – YUM! Brands, Inc.	$1,071	$964	$909

Basic Earnings Per Common Share	$2.28	$2.03	$1.74

Diluted Earnings Per Common Share	$2.22	$1.96	$1.68

Dividends Declared Per Common Share	$0.80	$0.72	$0.45

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007
(in millions)
	2009	2008	2007
Cash Flows – Operating Activities
Net Income – including noncontrolling interest	$1,083	$972	$909
Depreciation and amortization	580	556	542
Closures and impairment (income) expenses	103	43	35
Refranchising (gain) loss	(26)	(5)	(11)
Contributions to defined benefit pension plans	(280)	(66)	(8)
Gain upon consolidation of a former unconsolidated affiliate in China	(68)	—	—
Gain on sale of interest in Japan unconsolidated affiliate	—	(100)	—
Deferred income taxes	72	1	(41)
Equity income from investments in unconsolidated affiliates	(36)	(41)	(51)
Distributions of income received from unconsolidated affiliates	31	41	40
Excess tax benefit from share-based compensation	(59)	(44)	(74)
Share-based compensation expense	56	59	61
Changes in accounts and notes receivable	3	(6)	(4)
Changes in inventories	27	(8)	(31)
Changes in prepaid expenses and other current assets	(7)	4	(6)
Changes in accounts payable and other current liabilities	(62)	18	102
Changes in income taxes payable	(95)	39	70
Other non-cash charges and credits, net	82	58	18
Net Cash Provided by Operating Activities	1,404	1,521	1,551

Cash Flows – Investing Activities
Capital spending	(797)	(935)	(726)
Proceeds from refranchising of restaurants	194	266	117
Acquisition of restaurants from franchisees	(24)	(35)	(4)
Acquisitions and disposals of investments	(115)	—	128
Sales of property, plant and equipment	34	72	56
Other, net	(19)	(9)	13
Net Cash Used in Investing Activities	(727)	(641)	(416)

Cash Flows – Financing Activities
Proceeds from long-term debt	499	375	1,195
Repayments of long-term debt	(528)	(268)	(24)
Revolving credit facilities, three months or less, net	(295)	279	(149)
Short-term borrowings by original maturity
More than three months – proceeds	—	—	1
More than three months – payments	—	—	(184)
Three months or less, net	(8)	(11)	(8)
Repurchase shares of Common Stock	—	(1,628)	(1,410)
Excess tax benefit from share-based compensation	59	44	74
Employee stock option proceeds	113	72	112
Dividends paid on Common Stock	(362)	(322)	(273)
Other, net	(20)	—	(12)
Net Cash Used in Financing Activities	(542)	(1,459)	(678)
Effect of Exchange Rates on Cash and Cash Equivalents	(15)	(11)	13
Net Increase (Decrease) in Cash and Cash Equivalents	120	(590)	470
Change in Cash and Cash Equivalents due to consolidation of entities in China	17	17	—
Cash and Cash Equivalents – Beginning of Year	216	789	319
Cash and Cash Equivalents – End of Year	$353	$216	$789

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
YUM! Brands, Inc. and Subsidiaries
December 26, 2009 and December 27, 2008
(in millions)
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$353	$216
Accounts and notes receivable, net	239	229
Inventories	122	143
Prepaid expenses and other current assets	314	172
Deferred income taxes	81	81
Advertising cooperative assets, restricted	99	110
Total Current Assets	1,208	951
Property, plant and equipment, net	3,899	3,710
Goodwill	640	605
Intangible assets, net	462	335
Investments in unconsolidated affiliates	144	65
Other assets	544	561
Deferred income taxes	251	300
Total Assets	$7,148	$6,527
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and other current liabilities	$1,413	$1,473
Income taxes payable	82	114
Short-term borrowings	59	25
Advertising cooperative liabilities	99	110
Total Current Liabilities	1,653	1,722
Long-term debt	3,207	3,564
Other liabilities and deferred credits	1,174	1,335
Total Liabilities	6,034	6,621

Shareholders’ Equity (Deficit)
Common Stock, no par value, 750 shares authorized; 469 shares and 459 shares issued in 2009 and 2008, respectively	253	7
Retained earnings	996	303
Accumulated other comprehensive loss	(224)	(418)
Total Shareholders’ Equity (Deficit) – YUM! Brands, Inc.	1,025	(108)
Noncontrolling interest	89	14
Total Shareholders’ Equity (Deficit)	1,114	(94)
Total Liabilities and Shareholders’ Equity (Deficit)	$7,148	$6,527

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007
(in millions, except per share data)
	Yum! Brands, Inc.
	Issued Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Earnings	Income(Loss)	Interest	Total
Balance at December 30, 2006	530	$—	$1,608	$(156)	$—	$1,452

Net Income			909			909
Foreign currency translation adjustment				93		93
Foreign currency translation adjustment included in Net Income				1		1
Pension and post-retirement benefit plans (net of tax impact of $55 million)				96		96
Net unrealized loss on derivative instruments (net of tax impact of $8 million)				(14)		(14)
Comprehensive Income						1,085
Adjustment for change in accounting for uncertainty in income taxes			(13)			(13)
Dividends declared			(231)			(231)
Repurchase of shares of Common Stock	(42)	(252)	(1,154)			(1,406)
Employee stock option and SARs exercises (includes tax impact of $69 million)	10	181				181
Compensation-related events (includes tax impact of $5 million)	1	71				71
Balance at December 29, 2007	499	$—	$1,119	$20	$—	$1,139

Net Income			964		8	972
Foreign currency translation adjustment				(198)		(198)
Foreign currency translation adjustment included in Net Income				(25)		(25)
Pension and post-retirement benefit plans (net of tax impact of $114 million)				(208)		(208)
Net unrealized loss on derivative instruments (net of tax impact of $4 million)				(7)		(7)
Comprehensive Income						534
Consolidation of a former unconsolidated affiliate					12	12
Adjustment to change pension plans measurement dates (net of tax impact of $4 million)			(7)			(7)
Dividends declared			(339)		(6)	(345)
Repurchase of shares of Common Stock	(47)	(181)	(1,434)			(1,615)
Employee stock option and SARs exercises (includes tax impact of $40 million)	6	112				112
Compensation-related events (includes tax impact of $6 million)	1	76				76
Balance at December 27, 2008	459	$7	$303	$(418)	$14	$(94)

Net Income			1,071		12	1,083
Foreign currency translation adjustment				176		176
Pension and post-retirement benefit plans (net of tax impact of $9 million)				13		13
Net unrealized gain on derivative instruments (net of tax impact of $3 million)				5		5
Comprehensive Income						1,277
Purchase of subsidiary shares from noncontrolling interest					70	70
Dividends declared			(378)		(7)	(385)
Employee stock option and SARs exercises (includes tax impact of $57 million)	10	168				168
Compensation-related events (includes tax impact of $2 million)	—	78				78
Balance at December 26, 2009	469	$253	$996	$(224)	$89	$1,114

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”).  YUM is the world’s largest quick service restaurant company based on the number of system units, with more than 37,000 units of which approximately 47% are located outside the U.S. in more than 110 countries and territories.  YUM was created as an independent, publicly-owned company on October 6, 1997 (the “Spin-off Date”) via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock to its shareholders.  References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us” or “our.”

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

YUM consists of six operating segments:  KFC-U.S., Pizza Hut-U.S., Taco Bell-U.S., LJS/A&W-U.S., YUM Restaurants International (“YRI” or “International Division”) and YUM Restaurants China (“China Division”).  For financial reporting purposes, management considers the four U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment (“U.S.”).  The China Division includes mainland China (“China”), Thailand and KFC Taiwan, and the International Division includes the remainder of our international operations.

Note 2 – Summary of Significant Accounting Policies

Our preparation of the accompanying Consolidated Financial Statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

Principles of Consolidation and Basis of Preparation.  Intercompany accounts and transactions have been eliminated. Certain investments in businesses that operate our Concepts and other restaurant concepts are accounted for by the equity method.  Our lack of majority voting rights precludes us from controlling these affiliates, and thus we do not consolidate these affiliates.  Our share of the net income or loss of those unconsolidated affiliates is included in Other (income) expense.  On January 1, 2008 we began consolidating the entity that operates the KFCs in Beijing, China that was previously accounted for using the equity method.  Additionally, in the second quarter of 2009 we began consolidating the entity that operates the KFCs in Shanghai, China.  The increases in cash related to the consolidation of these entities’ cash balances ($17 million in both instances) are presented as a single line item on our Consolidated Statements of Cash Flows.

In our 2008 Consolidated Financial Statements, we reported Operating profit attributable to the non-controlling interest in the Beijing entity in Other (income) expense and the related tax impact as a reduction to our Income tax provision.  Additionally, we reported the equity attributable to the Beijing entity within Other liabilities and deferred credits.  As required at the beginning of 2009, we began reporting Net income attributable to the non-controlling interest in Beijing separately on the face of our Consolidated Statements of Income.  Also as required, the portion of equity in the entity not attributable to the Company began being reported within equity, separately from the Company’s equity on the Consolidated Balance Sheet.  These requirements were retroactive to our previous Consolidated Financial Statements and we have restated 2008 accordingly.

See Note 5 for a further description of the accounting for the noncontrolling interests in the Beijing and Shanghai entities and discussions on the impact on our Consolidated Financial Statements.

We participate in various advertising cooperatives with our franchisees and licensees established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising cooperatives are required for both Company operated and franchise restaurants and are generally based on a percent of restaurant sales.  In certain of these cooperatives we possess majority voting rights, and thus control and consolidate the cooperatives.  We report all assets and liabilities of these advertising cooperatives that we consolidate as advertising cooperative assets, restricted and advertising cooperative liabilities in the Consolidated Balance Sheet.  The advertising cooperatives assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used for selected purposes and are considered restricted.  The advertising cooperative liabilities represent the corresponding obligation arising from the receipt of the contributions to purchase advertising and promotional programs.  As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions.  Thus, we do not reflect franchisee and licensee contributions to these cooperatives in our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

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

Foreign Currency.  The functional currency determination for operations outside the U.S. is based upon a number of economic factors, including but not limited to cash flows and financing transactions.  Income and expense accounts are translated into U.S. dollars at the average exchange rates prevailing during the period.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date.  Resulting translation adjustments are recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet.  Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in Other (income) expense in our Consolidated Statement of Income.

Reclassifications.  We have reclassified certain items in the accompanying Consolidated Financial Statements and Notes thereto for prior periods to be comparable with the classification for the fiscal year ended December 26, 2009.  As rental income from franchisees has increased over time and is anticipated to continue to increase, we believe it is more appropriate to report such income as Franchise and license fees and income as opposed to a reduction in Franchise and license expenses, as it has historically been reported.  For the years ended December 27, 2008 and December 29, 2007 this resulted in increases of $25 million and $19 million, respectively in both Franchise and license expenses and Franchise and license fees and income in our Consolidated Statement of Income.  A similar amount of rental income was reported in Franchise and license fees and income in the year ended December 26, 2009.

In connection with our plan to transform our U.S. business we began reflecting increased allocations of certain expenses in our reported segment results during 2009 that were previously reported as unallocated and corporate General and administrative (“G&A”) expenses.  We believe the revised allocation better aligns costs with accountability of our segment managers.  These revised allocations are being used by our Chairman and Chief Executive Officer, in his role as chief operating decision maker, in his assessment of operating performance.  We have restated segment information for the years ended December 27, 2008 and December 29, 2007 to be consistent with the current period presentation.

The following table summarizes the 2008 and 2007 impact of the revised allocations by segment:

Increase/(Decrease)	2008	2007
U.S. G&A	$53	$54
YRI G&A	6	6
Unallocated and corporate G&A expenses	(59)	(60)

These reclassifications had no effect on previously reported Net Income – YUM! Brands, Inc.

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

The internal costs we incur to provide support services to our franchisees and licensees are charged to G&A expenses as incurred.  Certain direct costs of our franchise and license operations are charged to franchise and license expenses.  These costs include provisions for estimated uncollectible fees, rent or depreciation expense associated with restaurants we sublease or lease to franchisees, franchise and license marketing funding, amortization expense for franchise related intangible assets and certain other direct incremental franchise and license support costs.

We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe that our franchisees or licensees are unable to make their required payments.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.  Net provisions for uncollectible franchise and license receivables of $11 million, $8 million and $2 million were included in Franchise and license expenses in 2009, 2008 and 2007, respectively.

Revenue Recognition.  Revenues from Company operated restaurants are recognized when payment is tendered at the time of sale.  The Company presents sales net of sales tax and other sales related taxes.  Income from our franchisees and licensees includes initial fees, continuing fees, renewal fees and rental income.  We recognize initial fees received from a franchisee or licensee as revenue when we have performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store.  We recognize continuing fees based upon a percentage of franchisee and licensee sales and rental income as earned.  We recognize renewal fees when a renewal agreement with a franchisee or licensee becomes effective.  We include initial fees collected upon the sale of a restaurant to a franchisee in Refranchising (gain) loss.

Direct Marketing Costs.  We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown.  Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant.  To the extent we participate in advertising cooperatives, we expense our contributions as incurred.  Our advertising expenses were $548 million, $584 million and $556 million in 2009, 2008 and 2007, respectively.  We report substantially all of our direct marketing costs in Occupancy and other operating expenses.

Research and Development Expenses.  Research and development expenses, which we expense as incurred, are reported in G&A expenses.  Research and development expenses were $31 million, $34 million and $39 million in 2009, 2008 and 2007, respectively.

Share-Based Employee Compensation.  We recognize all share-based payments to employees, including grants of employee stock options and stock appreciation rights (“SARs”), in the financial statements as compensation cost over the service period based on their fair value on the date of grant.  This compensation cost is recognized over the service period on a straight-line basis for the fair value of awards that actually vest.  We report this compensation cost consistent with the other compensation costs for the employee recipient in either Payroll and employee benefits or G&A expenses.

Impairment or Disposal of Property, Plant and Equipment.  Property, plant and equipment (“PP&E”) is tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The assets are not recoverable if their carrying value is less than the undiscounted cash flows we expect to generate from such assets.  If the assets are not deemed to be recoverable, impairment is measured based on the excess of their carrying value over their fair value.

For purposes of impairment testing for PP&E, we have concluded that an individual restaurant is the lowest level of cash flows unless our intent is to refranchise restaurants as a group.  We review our long-lived assets of restaurants (primarily PP&E and allocated intangible assets subject to amortization) that are currently operating and have not been offered for refranchise semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We use two consecutive years of operating losses as our primary indicator of potential impairment for our semi-annual impairment testing of these restaurant assets.  We evaluate the recoverability of these restaurant assets by comparing the estimated undiscounted future cash flows, which are based on our entity specific assumptions, to the carrying value of such assets.  For restaurant assets that are not deemed to be recoverable, we write down an impaired restaurant to its estimated fair value, which becomes its new cost basis.  Fair value is an estimate of the price a franchisee would pay for the restaurant and its related assets and is determined by discounting the estimated future after-tax cash flows of the restaurant.  The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make such as sale growth and margin improvement.  The discount rate used in the fair value calculation is our estimate of the required rate of return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets.  The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

In executing our refranchising initiatives, we most often offer groups of restaurants.  When we have offered to refranchise stores or groups of stores for a price less than their carrying value, but do not believe the store(s) have met the criteria to be classified as held for sale, we review the restaurants for impairment.   We evaluate the recoverability of these restaurant assets at the offer date by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the restaurant or group of restaurants.  For restaurant assets that are not deemed to be recoverable, we recognize impairment for any excess of carrying value over the fair value of the restaurants which is based on the expected net sales proceeds.  We recognize any such impairment charges in Refranchising (gain) loss.  We classify restaurants as held for sale and suspend depreciation and amortization when (a) we make a decision to refranchise; (b) the stores can be immediately removed from operations; (c) we have begun an active program to locate a buyer; (d) significant changes to the plan of sale are not likely; and (e) the sale is probable within one year.  Restaurants classified as held for sale are recorded at the lower of their carrying value or fair value less cost to sell.  We recognize estimated losses on restaurants that are classified as held for sale in Refranchising (gain) loss.

Refranchising (gain) loss includes the gains or losses from the sales of our restaurants to new and existing franchisees, including impairment charges discussed above, and the related initial franchise fees. We recognize gains on restaurant refranchisings when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity, and we are satisfied that the franchisee can meet its financial obligations.  If the criteria for gain recognition are not met, we defer the gain to the extent we have a remaining financial exposure in connection with the sales transaction.  Deferred gains are recognized when the gain recognition criteria are met or as our financial exposure is reduced.  When we make a decision to retain a store, or group of stores, previously held for sale, we revalue the store at the lower of its (a) net book value at our original sale decision date less normal depreciation and amortization that would have been recorded during the period held for sale or (b) its current fair value.  This value becomes the store’s new cost basis.  We record any resulting difference between the store’s carrying amount and its new cost basis to Closure and impairment (income) expense.

When we decide to close a restaurant it is reviewed for impairment and depreciable lives are adjusted based on the expected disposal date.  Other costs incurred when closing a restaurant such as costs of disposing of the assets as well as other facility-related expenses from previously closed stores are generally expensed as incurred.  Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, if any.  Any costs recorded upon store closure as well as any subsequent adjustments to liabilities for remaining lease obligations as a result of lease termination or changes in estimates of sublease income are recorded in Closures and impairment (income) expenses.   To the extent we sell assets, primarily land, associated with a closed store, any gain or loss upon that sale is also recorded in Closures and impairment (income) expenses.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, sublease income and refranchising proceeds.  Accordingly, actual results could vary significantly from our estimates.

Impairment of Investments in Unconsolidated Affiliates.  We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary.  In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses.  We recorded no impairment associated with our investments in unconsolidated affiliates during 2009, 2008 and 2007.

Guarantees.  We recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.  The majority of our guarantees are issued as a result of assigning our interest in obligations under operating leases as a condition to the refranchising of certain Company restaurants.  We recognize a liability for the fair value of such lease guarantees upon refranchising and upon subsequent renewals of such leases when we remain contingently liable.  The related expense is included in Refranchising (gain) loss.  The related expense for other franchise support guarantees not associated with a refranchising transaction is included in Franchise and license expense.

Income Taxes.  We record deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Additionally, in determining the need for recording a valuation allowance against the carrying amount of deferred tax assets, we considered the amount of taxable income and periods over which it must be earned, actual levels of past taxable income and known trends, events or transactions that are expected to affect future levels of taxable income.  Where we determined that it is more likely than not that all or a portion of an asset will not be realized, we recorded a valuation allowance.

We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  Changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its Income tax provision.

See Note 19 for a further discussion of our income taxes.

Fair Value Measurements.  Fair value is the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants.  For those assets and liabilities we record or disclose at fair value, we determine fair value based upon the quoted market price, if available.  If a quoted market price is not available for identical assets, we determine fair value based upon the quoted market price of similar assets or the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration, and considering counterparty performance risk.  The fair values are assigned a level within the fair value hierarchy, depending on the source of the inputs into the calculation.

Level 1	Inputs based upon quoted prices in active markets for identical assets.

Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly.

Level 3	Inputs that are unobservable for the asset.

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

Leases and Leasehold Improvements.  The Company leases land, buildings or both for nearly 6,200 of its restaurants worldwide.  Lease terms, which vary by country and often include renewal options, are an important factor in determining the appropriate accounting for leases including the initial classification of the lease as capital or operating and the timing of recognition of rent expense over the duration of the lease.  We include renewal option periods in determining the term of our leases when failure to renew the lease would impose a penalty on the Company in such an amount that a renewal appears to be reasonably assured at the inception of the lease.  The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property.  Leasehold improvements, which are a component of buildings and improvements described above, are amortized over the shorter of their estimated useful lives or the lease term.  We generally do not receive leasehold improvement incentives upon opening a store that is subject to a lease.

We expense rent associated with leased land or buildings while a restaurant is being constructed whether rent is paid or we are subject to a rent holiday.  Additionally, certain of the Company's operating leases contain predetermined fixed escalations of the minimum rent during the lease term.  For leases with fixed escalating payments and/or rent holidays, we record rent expense on a straight-line basis over the lease term, including any option periods considered in the determination of that lease term.  Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments and are included in rent expense when achievement of the stipulated amount is considered probable.

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

Goodwill and Intangible Assets.  From time to time, the Company acquires restaurants from one of our Concept’s franchisees or acquires another business.  Goodwill from these acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed.  The primary identifiable intangible asset we record in an acquisition of restaurants of one of our Concepts from a franchisee is reacquired franchise rights.  If a Company restaurant is sold within two years of acquisition, the goodwill associated with the acquisition is written off in its entirety.  If the restaurant is refranchised beyond two years, the amount of goodwill written off is based on the relative fair value of the refranchised restaurant to the fair value of the reporting unit, as described below.

We do not amortize goodwill and indefinite-lived intangible assets.  We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life.  If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life.  Amortizable intangible assets are amortized on a straight-line basis to their residual value.

Goodwill has been assigned to reporting units for purposes of impairment testing.  Our reporting units are our operating segments in the U.S. (see Note 20) and our business units internationally (typically individual countries).  We evaluate goodwill and indefinite lived assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairments might exist.  Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value.  Fair value is the price a willing buyer would pay for a reporting unit, and is generally estimated using discounted expected future after-tax cash flows from Company operations and franchise royalties.  The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit.  We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.  If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.  We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill.

For indefinite-lived intangible assets, our impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount.  Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset.  We also perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter.

Our definite-lived intangible assets that are not allocated to an individual restaurant are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.  An intangible asset that is deemed impaired on a undiscounted basis is written down to its estimated fair value, which is our estimate of the price a willing buyer would pay for the intangible asset based on discounted expected future after-tax cash flows.  For purposes of our impairment analysis, we update the cash flows that were initially used to value the definite-lived intangible asset to reflect our current estimates and assumptions over the asset’s future remaining life.

Derivative Financial Instruments.  Historically, our use of derivative instruments has primarily been to hedge interest rates and foreign currency denominated assets and liabilities.  These derivative contracts are entered into with financial institutions.  We do not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use.

We record all derivative instruments on our Consolidated Balance Sheet at fair value.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the gain or loss on the derivative instrument is reported in the foreign currency translation component of other comprehensive income (loss).  Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge or net investment hedge is recorded in the results of operations immediately.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately.  See Note 13 for a discussion of our use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information.

Common Stock Share Repurchases.  From time to time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, upon the trade date, against Common Stock except when to do so would result in a negative balance in our Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases as a reduction in retained earnings.  Due to the large number of share repurchases and the increase in our Common Stock market value over the past several years, our Common Stock balance is frequently zero at the end of any period.  Accordingly, $1,434 million and $1,154 million in share repurchases were recorded as a reduction in Retained earnings in 2008 and 2007, respectively.  There were no shares of our Common Stock repurchased during 2009.  See Note 18 for additional information.

Pension and Post-retirement Medical Benefits.  We measure and recognize the overfunded or underfunded status of our pension and post-retirement plans as an asset or liability in our Consolidated Balance Sheet as of our fiscal year end.  The funded status represents the difference between the projected benefit obligation and the fair value of plan assets.  The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of future salary increases, as applicable.  The difference between the projected benefit obligation and the fair value of assets that has not previously been recognized as expense is recorded as a component of Other comprehensive income (loss).  Prior to 2008, we measured and recognized the funded status of certain plans on dates that did not coincide with our fiscal year end.  As required by the Financial Accounting Standards Board (“FASB”), we changed these plans’ measurement dates in 2008 to coincide with our fiscal year end and estimated the impact based on the measurements performed in 2007.  The change in the measurement dates resulted in a decrease to Retained Earnings of $9 million, or $6 million after-tax, for our pension plans and $2 million, or $1 million after-tax, for our post-retirement medical plan, respectively, during the fourth quarter of 2008.

Note 3 – Two-for-One Common Stock Split

On May 17, 2007, the Company announced that its Board of Directors approved a two-for-one split of the Company’s outstanding shares of Common Stock.  The stock split was effected in the form of a stock dividend and entitled each shareholder of record at the close of business on June 1, 2007 to receive one additional share for every outstanding share of Common Stock held.  The stock dividend was distributed on June 26, 2007, with approximately 261 million shares of Common Stock distributed.  All per share and share amounts in these Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been adjusted to reflect the stock split.

Note 4 – Earnings Per Common Share (“EPS”)

	2009	2008	2007
Net Income – YUM! Brands, Inc.	$1,071	$964	$909
Weighted-average common shares outstanding (for basic calculation)	471	475	522
Effect of dilutive share-based employee compensation	12	16	19
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	483	491	541
Basic EPS	$2.28	$2.03	$1.74
Diluted EPS	$2.22	$1.96	$1.68
Unexercised employee stock options and SARs (in millions) excluded from the diluted EPS compensation(a)	13.3	5.9	5.7

(a)	These unexercised employee stock options and SARs were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 5 – Items Affecting Comparability of Net Income and Cash Flows

U.S. Business Transformation

As part of our plan to transform our U.S. business we took several measures (“the U.S. business transformation measures”) in 2008 and 2009 including: expansion of our U.S. refranchising; a reduced emphasis on multi-branding as a long-term growth strategy; G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs); and investments in our U.S. Brands made on behalf of our franchisees such as equipment purchases.

In the years ended December 26, 2009 and December 27, 2008, we recorded a pre-tax gain of $34 million and a pre-tax loss of $5 million from refranchising in the U.S., respectively.  The 2008 refranchising losses were the net result of, or offers to refranchise, stores or groups of stores in the U.S. at prices less than their recorded carrying values.

As a result of a decline in future profit expectations for our LJS and A&W businesses in the U.S. due in part to the impact of a reduced emphasis on multi-branding, we recorded a non-cash charge of $26 million, which resulted in no related tax benefit, in the fourth quarter of 2009 to write-off the goodwill associated with these businesses.  See Note 10.

In connection with our G&A productivity initiatives and realignment of resources we recorded pre-tax charges of $16 million and $49 million in 2009 and 2008, respectively.  The unpaid current liability for the severance portion of these charges was $5 million and $27 million as of December 26, 2009 and December 27, 2008, respectively.  Severance payments in the year ended December 26, 2009 totaled approximately $26 million.

Additionally, the Company recognized a reduction to Franchise and license fees and income of $32 million, pre-tax, in the year ended December 26, 2009 related to investments in our U.S. Brands.  These investments reflect our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  The reimbursements were recorded as a reduction to franchise and license fees and income as we would not have provided the reimbursements absent the ongoing franchise relationship.  In the year ended December 27, 2008, the Company recognized pre-tax expense of $7 million related to investments in our U.S. Brands in Franchise and license expenses.

We are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes as we do not believe they are indicative of our ongoing operations.

Acquisition of Interest in Little Sheep

During 2009, our China Division paid approximately $103 million, in several tranches, to purchase 27% of the outstanding common shares of Little Sheep Group Limited (“Little Sheep”) and obtain Board of Directors representation.  We began reporting our investment in Little Sheep using the equity method of accounting and this investment is included in Investments in unconsolidated affiliates on our Consolidated Balance Sheet.  The fair value of our investment in Little Sheep was approximately $156 million as of December 26, 2009.  Equity income recognized from our investment in Little Sheep was not significant in the year ended December 26, 2009.

Little Sheep is the leading brand in China’s “Hot Pot” restaurant category with approximately 375 restaurants, primarily in China as well as Hong Kong, Japan, Canada and the U.S.

Consolidation of a Former Unconsolidated Affiliate in Shanghai, China

On May 4, 2009 we acquired an additional 7% ownership in the entity that operates more than 200 KFCs in Shanghai, China for $12 million, increasing our ownership to 58%.  The acquisition was driven by our desire to increase our management control over the entity and further integrate the business with the remainder of our KFC operations in China.  This entity has historically been accounted for as an unconsolidated affiliate under the equity method of accounting due to the effective participation of our partners in the significant decisions of the entity that were made in the ordinary course of business.  Concurrent with the acquisition we received additional rights in the governance of the entity, and thus we began consolidating the entity upon acquisition.  As required by GAAP, we remeasured our previously held 51% ownership in the entity, which had a recorded value of $17 million at the date of acquisition, at fair value and recognized a gain of $68 million accordingly.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense on our Consolidated Statements of Income during the quarter ended June 13, 2009 and was not allocated to any segment for performance reporting purposes.

We recorded the following identifiable assets acquired and liabilities assumed upon acquisition for the consolidated entity:

Current assets, including cash of $17	$27
Property, plant and equipment	61
Goodwill	53
Intangible assets	114
Other long-term assets	2
Total assets acquired	257

Current liabilities	55
Other long-term liabilities	35
Total liabilities assumed	90
Net assets acquired	$167

Additionally, $70 million was recorded as Noncontrolling interest in our Consolidated Balance Sheet, representing the fair value of our partner’s interest in the entity’s net assets upon acquisition.  Intangible assets primarily comprise reacquired franchise rights which are being amortized over the franchise contract period of ten years.  Goodwill is not expected to be deductible for income tax purposes.

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate. From the date of the acquisition, we have reported the results of operations for the entity in the appropriate line items of our Consolidated Statement of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded as Net Income – noncontrolling interest.  For the year ended December 26, 2009 the consolidation of this entity increased Company sales by $192 million and decreased Franchise and license fees and income by $12 million.  The consolidation of this entity positively impacted Operating Profit by $4 million for the year ended December 26, 2009.  The impact on Net Income – YUM! Brands, Inc. was not significant to the year ended December 26, 2009.

The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2009, 2008 or 2007 would not have been significant.

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

While we will no longer have an ownership interest in the entity that operates both KFCs and Pizza Huts in Japan, it will continue to be a franchisee as it was when it operated as an unconsolidated affiliate.  Excluding the one-time gain, the sale of our interest in our Japan unconsolidated affiliate did not have a significant impact on our results of operations for 2008 or 2009 as the Other income we previously recorded representing our share of earnings of the unconsolidated affiliate has historically not been significant.

Consolidation of a Former Unconsolidated Affiliate in Beijing, China

In 2008, we began consolidating an entity in which we have a majority ownership interest and that operates the KFCs in Beijing, China.  Our partners in this entity are essentially state-owned enterprises.  We historically did not consolidate this entity, instead accounting for the unconsolidated affiliate using the equity method of accounting, due to the effective participation of our partners in the significant decisions of the entity that were made in the ordinary course of business.  Concurrent with a decision that we made on January 1, 2008 regarding top management of the entity, we no longer believe that our partners effectively participate in the decisions that are made in the ordinary course of business.  Accordingly, we began consolidating this entity.

Like our other unconsolidated affiliates, the accounting for this entity prior to 2008 resulted in royalties being reflected as Franchise and license fees and our share of the entity’s net income being reflected in Other (income) expense.  Beginning January 1, 2008, we have reported the results of operations for the entity in the appropriate line items of our Consolidated Statement of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded as Net Income – noncontrolling interest.  For the year ended December 27, 2008 the consolidation of this entity increased the China Division’s Company sales by approximately $300 million and decreased Franchise and license fees and income by approximately $20 million.  The consolidation of this entity positively impacted Operating Profit by approximately $20 million in 2008.  The positive impact on Operating Profit was offset by Net Income – noncontrolling interest of $8 million and a higher Income tax provision such that there was no impact on Net Income – YUM! Brands, Inc. for the year ended December 27, 2008. The Consolidated Statement of Income was impacted by similar amounts for the year ended December 26, 2009.

Facility Actions

Refranchising (gain) loss, Store closure (income) costs and Store impairment charges by reportable segment are as follows:

	2009
	U.S.	YRI	China Division	Worldwide
Refranchising (gain) loss(a)	$(34)	$—	$8	$(26)

Store closure (income) costs(b)	$13	$(1)	$(3)	$9
Store impairment charges(c)	33	19	16	68
Closure and impairment (income) expenses(d)	$46	$18	$13	$77

	2008
	U.S.	YRI	China Division	Worldwide
Refranchising (gain) loss(a)	$5	$(9)	$(1)	$(5)

Store closure (income) costs(b)	$(4)	$(6)	$(2)	$(12)
Store impairment charges	34	11	10	55
Closure and impairment (income) expenses	$30	$5	$8	$43

	2007
	U.S.	YRI	China Division	Worldwide
Refranchising (gain) loss(a)	$(12)	$3	$(2)	$(11)

Store closure (income) costs(b)	$(9)	$1	$—	$(8)
Store impairment charges	23	13	7	43
Closure and impairment (income) expenses	$14	$14	$7	$35

(a)
Refranchising (gain) loss is not allocated to segments for performance reporting purposes.  During 2009 we recognized a $10 million refranchising loss as a result of our decision to offer to refranchise our KFC Taiwan equity market.  The sale of the market was consummated in the first quarter of 2010.

(b)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

(c)	The 2009 store impairment charges for YRI include $12 million of goodwill impairment for our Pizza Hut South Korea market. See Note 10.

(d)
An additional $26 million of goodwill impairment related to our LJS and A&W-U.S. businesses was not allocated to segments for performance reporting purposes and is not included in this table.  See Note 10.

The following table summarizes the 2009 and 2008 activity related to reserves for remaining lease obligations for closed stores.

	Beginning Balance	Amounts Used	New Decisions	Estimate/Decision Changes	CTA/ Other	Ending Balance

2009 Activity	$27	(12)	10	4	4	$33

2008 Activity	$34	(7)	3	—	(3)	$27

Assets held for sale at December 26, 2009 and December 27, 2008 total $32 million and $31 million, respectively, of U.S. property, plant and equipment and are included in prepaid expenses and other current assets in our Consolidated Balance Sheet.

Note 6 – Supplemental Cash Flow Data

	2009	2008	2007
Cash Paid For:
Interest	$209	$248	$177
Income taxes	308	260	264

Significant Non-Cash Investing and Financing Activities:
Capital lease obligations incurred to acquire assets	$7	$24	$59
Net investment in direct financing leases	8	26	33

Note 7 – Franchise and License Fees and Income

	2009	2008	2007
Initial fees, including renewal fees	$57	$61	$49
Initial franchise fees included in refranchising gains	(17)	(20)	(10)
	40	41	39
Continuing fees	1,383	1,420	1,296
	$1,423	$1,461	$1,335

Note 8 – Other (Income) Expense

	2009	2008	2007
Equity income from investments in unconsolidated affiliates	$(36)	$(41)	$(51)
Gain upon consolidation of a former unconsolidated affiliate in China(a)	(68)	—	—
Gain upon sale of investment in unconsolidated affiliate(b)(c)	—	(100)	(6)
Wrench litigation income(d)	—	—	(11)
Foreign exchange net (gain) loss and other	—	(16)	(3)
Other (income) expense	$(104)	$(157)	$(71)

(a)	See Note 5 for further discussion of the consolidation of a former unconsolidated affiliate in Shanghai, China.

(b)	Fiscal year 2008 reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 5.

(c)
Fiscal year 2007 reflects recognition of income associated with receipt of payments for a note receivable arising from the 2005 sale of our fifty percent interest in the entity that operated almost all KFCs and Pizza Huts in Poland and the Czech Republic to our then partner in the entity.

(d)	Fiscal year 2007 reflects financial recoveries from settlements with insurance carriers related to a lawsuit settled by Taco Bell Corporation in 2004.

Note 9 – Supplemental Balance Sheet Information

	2009	2008
Accounts and notes receivable	$274	$252
Allowance for doubtful accounts	(35)	(23)
Accounts and notes receivable, net	$239	$229

Prepaid Expenses and Other Current Assets	2009	2008
Income tax receivable	$158	$20
Other prepaid expenses and current assets	156	152
	$314	$172

Property, Plant and Equipment	2009	2008
Land	$538	$517
Buildings and improvements	3,800	3,596
Capital leases, primarily buildings	282	259
Machinery and equipment	2,627	2,525
Property, Plant and equipment, gross	7,247	6,897
Accumulated depreciation and amortization	(3,348)	(3,187)
Property, Plant and equipment, net	$3,899	$3,710

Depreciation and amortization expense related to property, plant and equipment was $553 million, $542 million and $514 million in 2009, 2008 and 2007, respectively.

Accounts Payable and Other Current Liabilities	2009	2008
Accounts payable	$499	$508
Capital expenditure liability	114	130
Accrued compensation and benefits	342	376
Dividends payable	98	87
Accrued taxes, other than income taxes	100	100
Other current liabilities	260	272
	$1,413	$1,473

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	U.S.	YRI	China Division	Worldwide
Balance as of December 29, 2007
Goodwill, gross	$358	$259	$60	$677
Accumulated impairment losses	—	(5)	—	(5)
Goodwill, net	358	254	60	672
Acquisitions	10	—	6	16
Impairment losses	—	—	—	—
Disposals and other, net(a)	(12)	(71)	—	(83)
Balance as of December 27, 2008
Goodwill, gross	356	188	66	610
Accumulated impairment losses	—	(5)	—	(5)
Goodwill, net	356	183	66	605
Acquisitions	1	—	53	54
Impairment losses(b)(c)	(26)	(12)	—	(38)
Disposals and other, net(a)	(5)	24	—	19
Balance as of December 26, 2009
Goodwill, gross	352	212	119	683
Accumulated impairment losses	(26)	(17)	—	(43)
Goodwill, net	$326	$195	$119	$640

(a)
Disposals and other, net for YRI primarily reflects the impact of foreign currency translation on existing balances.  Disposals and other, net for the U.S. Division, primarily reflects goodwill write-offs associated with refranchising.

(b)
We recorded a non-cash goodwill impairment charge of $26 million, which resulted in no related tax benefit, associated with our LJS and A&W-U.S. reporting unit in the fourth quarter of 2009 as the carrying value of this reporting unit exceeded its fair value.  The fair value of the reporting unit was based on our discounted expected after-tax cash flows from the future royalty stream, net of G&A, expected to be earned from the underlying franchise agreements.  These cash flows incorporated the decline in future profit expectations for our LJS and A&W-U.S. reporting unit which were due in part to the impact of a reduced emphasis on multi-branding as a U.S. growth strategy.  This charge was recorded in Closure and impairment (income) expenses in our Consolidated Statement of Income and was not allocated to the U.S. segment for performance reporting purposes.  See Note 5.

(c)
We recorded a non-cash goodwill impairment charge of $12 million for our Pizza Hut South Korea reporting unit in the fourth quarter of 2009 as the carrying value of this reporting unit exceeded its fair value.  The fair value of this reporting unit was based on the discounted expected after-tax cash flows from company operations and franchise royalties for the business.  Our expectations of future cash flows were negatively impacted by recent profit declines the business has experienced.  This charge was recorded in Closure and impairment (income) expenses in our Consolidated Statement of Income and was allocated to our International segment for performance reporting purposes.

Intangible assets, net for the years ended 2009 and 2008 are as follows:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Franchise contract rights	$153	$(78)	$147	$(71)
Trademarks/brands	225	(48)	225	(39)
Lease tenancy rights	66	(24)	31	(7)
Favorable operating leases	27	(8)	9	(8)
Reacquired franchise rights	121	(8)	14	(1)
Other	7	(2)	6	(2)
	$599	$(168)	$432	$(128)

Indefinite-lived intangible assets
Trademarks/brands	$31		$31

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

Amortization expense for all definite-lived intangible assets was $25 million in 2009, $18 million in 2008 and $19 million in 2007.  Amortization expense for definite-lived intangible assets will approximate $24 million annually in 2010 through 2012, $23 million and $21 million in 2013 and 2014, respectively.

Note 11 – Short-term Borrowings and Long-term Debt

	2009	2008
Short-term Borrowings
Current maturities of long-term debt	$56	$15
Other	3	10
	$59	$25

Long-term Debt
Unsecured International Revolving Credit Facility, expires November 2012	$—	$—
Unsecured Revolving Credit Facility, expires November 2012	5	299
Senior, Unsecured Term Loan, due July 2011	—	375
Senior Unsecured Notes	2,906	2,542
Capital lease obligations (See Note 12)	249	234
Other, due through 2019 (11%)	67	70
	3,227	3,520
Less current maturities of long-term debt	(56)	(15)
Long-term debt excluding hedge accounting adjustment	3,171	3,505
Derivative instrument hedge accounting adjustment (See Note 13)	36	59
Long-term debt including hedge accounting adjustment	$3,207	$3,564

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 23 participating banks with commitments ranging from $20 million to $113 million.  Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At December 26, 2009, our unused Credit Facility totaled $975 million net of outstanding letters of credit of $170 million.  There were borrowings of $5 million outstanding under the Credit Facility at December 26, 2009.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving credit facility (the “International Credit Facility,” or “ICF”) which matures in November 2012 and includes 6 banks with commitments ranging from $35 million to $90 million.  There was available credit of $350 million and no borrowings outstanding under the ICF at the end of 2009.  The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends on our performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

The Credit Facility and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratio and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s balance sheet and cash flows we were able to comply with all debt covenant requirements at December 26, 2009 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2011 through 2037 and stated interest rates ranging from 4.25% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.

During the second quarter of 2009 we completed a cash tender offer to repurchase certain of our Senior Unsecured Notes due July 1, 2012 with an aggregate principal amount of $137 million.  In conjunction with this transaction, we settled interest rate swaps with a notional amount of $150 million that were hedging these Senior Unsecured Notes, receiving $14 million in cash.  The net impact of the repurchase of Senior Unsecured Notes and related interest rate swap settlement had no significant impact on Interest expense.

In August 2009, we issued $250 million aggregate principal amount of 4.25% Senior Unsecured Notes that are due in September 2015 and $250 million aggregate principal amount of 5.30% Senior Unsecured Notes that are due in September 2019.  We used the proceeds from our issuance of these Senior Unsecured Notes to repay a variable rate senior unsecured term loan, in an aggregate principal amount of $375 million that was scheduled to mature in 2011 and to make discretionary payments to our pension plans in the fourth quarter of 2009.

The following table summarizes all Senior Unsecured Notes issued that remain outstanding at December 26, 2009:

			Interest Rate
Issuance Date(a)	Maturity Date	Principal Amount (in millions)	Stated	Effective(b)
April 2001	April 2011	$650	8.88%	9.20%
June 2002	July 2012	$263	7.70%	8.04%
April 2006	April 2016	$300	6.25%	6.03%
October 2007	March 2018	$600	6.25%	6.38%
October 2007	November 2037	$600	6.88%	7.29%
September 2009	September 2015	$250	4.25%	4.44%
September 2009	September 2019	$250	5.30%	5.59%

(a)	Interest payments commenced six months after issuance date and are payable semi-annually thereafter.

(b)
Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks and forward starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.  Excludes the effect of any swaps that remain outstanding as described in Note 13.

Our Senior Unsecured Notes, Credit Facility, and ICF all contain cross-default provisions, whereby a default under any of these agreements constitutes a default under each of the other agreements.

The annual maturities of short-term borrowings and long-term debt as of December 26, 2009, excluding capital lease obligations of $249 million and derivative instrument adjustments of $36 million, are as follows:

Year ended:
2010	$5
2011	654
2012	273
2013	5
2014	6
Thereafter	2,045
Total	$2,988

Interest expense on short-term borrowings and long-term debt was $212 million, $253 million and $199 million in 2009, 2008 and 2007, respectively.

Note 12 – Leases

At December 26, 2009 we operated more than 7,600 restaurants, leasing the underlying land and/or building in nearly 6,200 of those restaurants with the vast majority of our commitments expiring within 20 years from the inception of the lease.  Our longest lease expires in 2151.  We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment.  We do not consider any of these individual leases material to our operations.  Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:
	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2010	$67	$535	$13	$50
2011	26	492	13	41
2012	25	446	13	35
2013	24	409	17	31
2014	24	369	16	28
Thereafter	243	2,424	72	118
	$409	$4,675	$144	$303

At December 26, 2009 and December 27, 2008, the present value of minimum payments under capital leases was $249 million and $234 million, respectively.  At December 26, 2009 and December 27, 2008, unearned income associated with direct financing lease receivables was $61 million and $63 million, respectively.

The details of rental expense and income are set forth below:

	2009	2008	2007
Rental expense
Minimum	$541	$531	$474
Contingent	123	113	81
	$664	$644	$555
Minimum rental income	$38	$28	$23

Note 13 – Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At December 26, 2009, our interest rate derivative instruments have an outstanding notional amount of $775 million and have been designated as fair value hedges of a portion of our debt.  The critical terms of these swaps, including reset dates and floating rate indices match those of our underlying fixed-rate debt and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item.  At December 26, 2009, foreign currency forward contracts outstanding had a total notional amount of $687 million.

The fair values of derivatives designated as hedging instruments for the year ended December 26, 2009 were:

	Fair Value	Consolidated Balance Sheet Location
Interest Rate Swaps	$44	Other assets
Foreign Currency Forwards – Asset	6	Prepaid expenses and other current assets
Foreign Currency Forwards – Liability	(3)	Accounts payable and other current liabilities
Total	$47

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $36 million to long-term debt at December 26, 2009.  During the year ended December 26, 2009, Interest expense, net was reduced by $31 million, for recognized gains on these interest rate swaps, including $13 million related to the settlement of interest rate swaps that were hedging the 2012 Senior Unsecured Notes that were extinguished (See Note 11).

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Other Comprehensive Income (“OCI”) and reclassified into income from OCI in the year ended December 26, 2009.

2009
Gains (losses) recognized into OCI, net of tax	$(4)
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$(9)

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the year ended December 26, 2009.

We had a net deferred loss of $12 million, net of tax, as of December 26, 2009 within Accumulated OCI due to treasury locks and forward starting interest rate swaps that have been cash settled, as well as outstanding foreign currency forward contracts.  The majority of this loss arose from the settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being reclassed into earnings through 2037 to interest expense.  In 2009, 2008 and 2007 an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At December 26, 2009, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 14 – Fair Value Disclosures

The following table presents the fair values for those assets and liabilities measured on a recurring basis.

	Fair Value
Description	Level	2009	2008
Foreign Currency Forwards, net	2	$3	$12
Interest Rate Swaps, net	2	44	62
Other Investments	1	13	10
Total		$60	$84

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.  The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities and their fair value is determined based on the closing market prices of the respective mutual funds as of December 26, 2009 and December 27, 2008.

The following table presents the fair values for those assets and liabilities measured at fair value during 2009 on a non-recurring basis, and remaining on our Consolidated Balance Sheet as of December 26, 2009.  Total losses include losses recognized from all non-recurring fair value measurements during the year ended December 26, 2009:

		Fair Value Measurements Using			Total Losses
Description	As of December 26, 2009	Level 1	Level 2	Level 3	2009
Long-lived assets held for use	$30	$—	$—	$30	$56
Goodwill	—	—	—	—	38

Long-lived assets held for use presented in the table above include restaurants or groups of restaurants that were impaired as a result of our semi-annual impairment review or restaurants not meeting held for sale criteria that have been offered for sale at a price less than their carrying value during the year ended December 26, 2009.  Of the $56 million in impairment charges shown in the table above for the year ended December 26, 2009, $20 million was included in Refranchising (gain) loss and $36 million was included in Closures and impairment (income) expenses in the Consolidated Statements of Income.

Goodwill in the table above includes the goodwill impairment charges for our Pizza Hut South Korea and LJS/A&W-U.S. reporting units, which are discussed in Note 10.  These impairment charges were recorded in Closures and impairment (income) expenses in the Consolidated Statements of Income.

At December 26, 2009 the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.3 billion, compared to their carrying value of $3 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Note 15 – Pension and Post-retirement Medical Benefits

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

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our U.S. pension plans and significant International pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year ends.

	U.S. Pension Plans		International Pension Plans
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$923	$842	$126	$161
Measurement date adjustment	—	21	—	2
Service cost	26	30	5	8
Interest cost	58	53	7	8
Participant contributions	—	—	2	2
Plan amendments	1	1	—	—
Acquisitions	—	—	—	—
Curtailment gain	(9)	(6)	—	—
Settlement loss	2	1	—	—
Special termination benefits	4	13	—	—
Exchange rate changes	—	—	15	(48)
Benefits paid	(47)	(48)	(3)	(3)
Settlement payments	(10)	(9)	—	—
Actuarial (gain) loss	62	25	18	(4)
Benefit obligation at end of year	$1,010	$923	$170	$126
Change in plan assets
Fair value of plan assets at beginning of year	$513	$732	$83	$139
Actual return on plan assets	132	(213)	20	(33)
Employer contributions	252	54	28	12
Participant contributions	—	—	2	2
Settlement payments	(10)	(9)	—	—
Benefits paid	(47)	(48)	(3)	(3)
Exchange rate changes	—	—	11	(34)
Administrative expenses	(5)	(3)	—	—
Fair value of plan assets at end of year	$835	$5133	$141	$83
Funded status at end of year	$(175)	$(410)	$(29)	$(43)

Amounts recognized in the Consolidated Balance Sheet:

	U.S. Pension Plans		International Pension Plans
	2009	2008	2009	2008
Accrued benefit liability – current	$(8)	$(11)	$—	$—
Accrued benefit liability – non-current	(167)	(399)	(29)	(43)
	$(175)	$(410)	$(29)	$(43)

Amounts recognized as a loss in Accumulated Other Comprehensive Income:

	U.S. Pension Plans		International Pension Plans
	2009	2008	2009	2008
Actuarial net loss	$342	$371	$48	$41
Prior service cost	4	3	—	—
	$346	$374	$48	$41

The accumulated benefit obligation for the U.S. and International pension plans was $1,099 million and $970 million at December 26, 2009 and December 27, 2008, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Pension Plans		International Pension Plans
	2009	2008	2009	2008
Projected benefit obligation	$1,010	$923	$82	$63
Accumulated benefit obligation	958	867	76	58
Fair value of plan assets	835	513	71	34

Information for pension plans with a projected benefit obligation in excess of plan assets:

	U.S. Pension Plans		International Pension Plans
	2009	2008	2009	2008
Projected benefit obligation	$1,010	$923	$170	$126
Accumulated benefit obligation	958	867	141	103
Fair value of plan assets	835	513	141	83

Our funding policy with respect to the U.S. Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional amounts from time to time as are determined to be appropriate to improve the U.S. Plan’s funded status.  We currently do not plan to make any contributions to the U.S. Plan in 2010.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations.  The projected benefit obligation of our pension plans in the U.K. exceeded plan assets by $29 million at our 2009 measurement date.  We have committed to make discretionary funding contributions of approximately $15 million in 2010 to one of these plans.

We do not anticipate any plan assets being returned to the Company during 2010 for any plans.

Components of net periodic benefit cost:
	U.S. Pension Plans			International Pension Plans
Net periodic benefit cost	2009	2008	2007	2009	2008	2007
Service cost	$26	$30	$33	$5	$8	$9
Interest cost	58	53	50	7	8	8
Amortization of prior service cost(a)	1	—	1	—	—	—
Expected return on plan assets	(59)	(53)	(51)	(7)	(9)	(9)
Amortization of net loss	13	6	23	2	—	1
Net periodic benefit cost	$39	$36	$56	$7	$7	$9
Additional loss recognized due to: Settlement(b)	$2	$2	$—	$—	$—	$—
Special termination benefits(c)	$4	$13	$—	$—	$—	$—

Pension losses in accumulated other comprehensive income (loss):
	U.S. Pension Plans		International Pension Plans
	2009	2008	2009	2008
Beginning of year	$374	$80	$41	$13
Net actuarial loss	(15)	301	5	40
Amortization of net loss	(13)	(6)	(2)	—
Settlements	(1)	(1)	—	—
Prior service cost	2	—	—	—
Amortization of prior service cost	(1)	—	—	—
Exchange rate changes	—	—	4	(12)
End of year	$346	$374	$48	$41

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)	Settlement loss results from benefit payments from a non-funded plan exceeding the sum of the service cost and interest cost for that plan during the year.

(c)	Special termination benefits primarily related to the U.S. business transformation measures taken in 2008 and 2009.

The estimated net loss for the U.S. and International pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2010 is $23 million and $2 million, respectively.  The estimated prior service cost for the U.S. pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2010 is $1 million.

Weighted-average assumptions used to determine benefit obligations at the measurement dates:

	U.S. Pension Plans		International Pension Plans
	2009	2008	2009	2008
Discount rate	6.30%	6.50%	5.50%	5.50%
Rate of compensation increase	3.75%	3.75%	4.41%	4.10%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:

	U.S. Pension Plans			International Pension Plans
	2009	2008	2007	2009	2008	2007
Discount rate	6.50%	6.50%	5.95%	5.50%	5.60%	5.00%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%	7.20%	7.28%	7.07%
Rate of compensation increase	3.75%	3.75%	3.75%	4.11%	4.30%	3.78%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

Plan Assets

The fair values of our pension plan assets at December 26, 2009 by asset category and level within the fair value hierarchy are as follows:

	U.S. Pension Plans	International Pension Plans
Level 1:
Cash	$4	$7

Level 2:
Cash Equivalents(a)	39	—
Equity Securities - U.S. Large cap(b)	271	5
Equity Securities - U.S. Mid cap(b)	46	—
Equity Securities - U.S. Small cap(b)	46	—
Equity Securities - Non-U.S.(b)	89	96
Fixed Income Securities – U.S. Corporate(b)	194	14
Fixed Income Securities – U.S. Government and Government Agencies(c)	132	—
Fixed Income Securities – Non-U.S. Government(b)(c)	14	19
Total fair value of plan assets	$835	$141

(a)	Short-term investments in money market funds

(b)	Securities held in common trusts

(c)	Investments held by the U.S. Plan are directly held

Our primary objectives regarding the investment strategy for the Plan’s assets, which make up 86% of total pension plan assets at the 2009 measurement date, are to reduce interest rate and market risk, to provide adequate liquidity to meet immediate and future payment requirements and to meet minimum funding requirements.  To achieve these objectives, we are using a combination of active and passive investment strategies.  Our equity securities, currently targeted at 55% of our investment mix, consist primarily of low cost index funds focused on achieving long-term capital appreciation.  We diversify our equity risk by investing in several different U.S. and foreign market index funds.  Investing in these index funds provides us with the adequate liquidity required to fund benefit payments and plan expenses.  The fixed income asset allocation, currently targeted at 45% of our mix, is actively managed and consists of long duration fixed income securities that help to reduce exposure to interest rate variation and to better correlate asset maturities with obligations.

A mutual fund held as an investment by the Plan includes YUM stock valued at less than $0.5 million at December 26, 2009 and December 27, 2008 (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:	U.S. Pension Plans	International Pension Plans
2010	$52	$2
2011	51	2
2012	40	2
2013	48	2
2014	46	2
2015 - 2019	278	10

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on the measurement date and include benefits attributable to estimated further employee service.

Post-retirement Medical Benefits

Our post-retirement plan provides health care benefits, principally to U.S. salaried retirees and their dependents, and includes retiree cost sharing provisions.  During 2001, the plan was amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in this plan.  Employees hired prior to September 30, 2001 are eligible for benefits if they meet age and service requirements and qualify for retirement benefits.  We fund our post-retirement plan as benefits are paid.

At the end of both 2009 and 2008, the accumulated post-retirement benefit obligation was $73 million.  The unrecognized actuarial loss recognized in Accumulated other comprehensive loss is less than $1 million at the end of 2009 and $2 million at the end of 2008.  The net periodic benefit cost recorded in 2009, 2008 and 2007 was $7 million, $10 million and $5 million, respectively, the majority of which is interest cost on the accumulated post-retirement benefit obligation.  2009 and 2008 costs included $1 million and $4 million, respectively, of special termination benefits primarily related to the U.S. business transformation measures described in Note 5.  Approximately $2 million was charged to retained earnings in 2008 related to changing the measurement date for our post-retirement plan to our fiscal year end.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.  Our assumed heath care cost trend rates for the following year as of 2009 and 2008 are 7.8% and 7.5%, respectively, with expected ultimate trend rates of 4.5% reached in 2028 and 5.25% reached in 2015, respectively.

There is a cap on our medical liability for certain retirees.  The cap for Medicare eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees is expected to be reached in 2011; once the cap is reached, our annual cost per retiree will not increase.  A one-percentage-point increase or decrease in assumed health care cost trend rates would have less than a $1 million impact on total service and interest cost and on the post-retirement benefit obligation.  The benefits expected to be paid in each of the next five years are approximately $7 million and in aggregate for the five years thereafter are $31 million.

Note 16 – Stock Options and Stock Appreciation Rights

At year end 2009, we had four stock award plans in effect: the YUM! Brands, Inc. Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan (“collectively the “LTIPs”), the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan (“RGM Plan”) and the YUM! Brands, Inc. SharePower Plan (“SharePower”).  Under all our plans, the exercise price of stock options and stock appreciation rights (“SARs”) granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant.

Potential awards to employees and non-employee directors under the LTIPs include stock options, incentive stock options, SARs, restricted stock, stock units, restricted stock units, performance restricted stock units, performance share units and performance units.  Through December 26, 2009, we have issued only stock options, SARs, restricted stock units and performance share units under the LTIPs.  While awards under the LTIPs can have varying vesting provisions and exercise periods, outstanding awards under the LTIPs vest in periods ranging from immediate to 5 years and expire ten years after grant.

Potential awards to employees under the RGM Plan include stock options, SARs, restricted stock and restricted stock units.  Through December 26, 2009, we have issued only stock options and SARs under this plan.  RGM Plan awards granted have a four year cliff vesting period and expire ten years after grant.  Certain RGM Plan awards are granted upon attainment of performance conditions in the previous year.  Expense for such awards is recognized over a period that includes the performance condition period.

Potential awards to employees under SharePower include stock options, SARs, restricted stock and restricted stock units.  SharePower awards consist only of stock options and SARs to date, which vest over a period ranging from one to four years and expire no longer than ten years after grant.

At year end 2009, approximately 24 million shares were available for future share-based compensation grants under the above plans.

We estimated the fair value of each award made during 2009, 2008 and 2007 as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2009	2008	2007
Risk-free interest rate	1.9%	3.0%	4.7%
Expected term (years)	5.9	6.0	6.0
Expected volatility	32.3%	30.9%	28.9%
Expected dividend yield	2.6%	1.7%	2.0%

We believe it is appropriate to group our awards into two homogeneous groups when estimating expected term.  These groups consist of grants made primarily to restaurant-level employees under the RGM Plan, which cliff vest after four years and expire ten years after grant, and grants made to executives under our other stock award plans, which typically have a graded vesting schedule of 25% per year over four years and expire ten years after grant.  We use a single weighted-average term for our awards that have a graded vesting schedule.  Based on analysis of our historical exercise and post-vesting termination behavior, we have determined that our restaurant-level employees and our executives exercised the awards on average after five years and six years, respectively.

When determining expected volatility, we consider both historical volatility of our stock as well as implied volatility associated with our traded options.

A summary of award activity as of December 26, 2009, and changes during the year then ended is presented below.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	46,918	$20.55
Granted	7,766	29.30
Exercised	(10,646)	12.82
Forfeited or expired	(2,373)	30.46
Outstanding at the end of the year	41,665	$23.59	5.78	$502
Exercisable at the end of the year	25,127	$18.74	4.20	$420

The weighted-average grant-date fair value of awards granted during 2009, 2008 and 2007 was $7.29, $10.91 and $8.85, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 26, 2009, December 27, 2008 and December 29, 2007, was $217 million, $145 million and $238 million, respectively.

As of December 26, 2009, there was $93 million of unrecognized compensation cost, which will be reduced by any forfeitures that occur, related to unvested awards that is expected to be recognized over a remaining weighted-average period of 2.6 years.  The total fair value at grant date of awards vested during 2009, 2008 and 2007 was $56 million, $54 million and $57 million, respectively.

The total compensation expense for stock options and SARs recognized was $48 million, $51 million and $56 million in 2009, 2008 and 2007, respectively.  The related tax benefit recognized from this expense was $16 million, $17 million and $19 million in 2009, 2008 and 2007, respectively.

Cash received from stock options exercises for 2009, 2008 and 2007, was $113 million, $72 million and $112 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with stock options and SARs exercised for 2009, 2008 and 2007 totaled $57 million, $40 million and $76 million, respectively.

While historically the Company has repurchased shares of our Common Stock on the open market to satisfy award exercises, we did not repurchase shares during 2009.

In January 2008, we granted an award of 187,398 restricted stock units to our Chief Executive Officer (“CEO”).  The award was made under the LTIPs.  The award vests after four years and had a market value of $7.0 million as of January 24, 2008.  The award is being expensed over the four year vesting period.  The award will be paid to our CEO in shares of YUM common stock six months following his retirement provided that he does not leave the company before the award vests.  We recognized $2 million of expense in both 2009 and 2008.

In 2009 we modified our long-term incentive compensation program for certain executives, including our CEO, Chief Financial Officer and our operating segment Presidents.  As part of these changes we granted 78,499 performance share units, with a total grant date fair value of $2.3 million, under the LTIPs.  The awards vest after three years and are being expensed over this period.  The ultimate number of shares to be issued is contingent upon the achievement of certain performance conditions with a maximum payout of 156,998 shares.  Total expense recognized in 2009 for these awards was $0.8 million.  Additionally, these executives are no longer eligible to participate in the matching stock program under our Executive Income Deferral Program as described in Note 17.

Note 17 – Other Compensation and Benefit Programs

Executive Income Deferral Program (the “EID Plan”)

The EID Plan allows participants to defer receipt of a portion of their annual salary and all or a portion of their incentive compensation.  As defined by the EID Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants.  These investment options are limited to cash, phantom shares of our Common Stock, phantom shares of a Stock Index Fund and phantom shares of a Bond Index Fund.  Additionally, the EID Plan allows participants to defer incentive compensation to purchase phantom shares of our Common Stock and receive a 33% Company match on the amount deferred.  Deferrals receiving a match are similar to a restricted stock unit award in that participants will generally forfeit both the match and incentive compensation amounts deferred if they voluntarily separate from employment during a vesting period that is two years.  We expense the intrinsic value of the match and the incentive compensation over the requisite service period which includes the vesting period.  Investments in cash, the Stock Index fund and the Bond Index fund will be distributed in cash at a date as elected by the employee and therefore are classified as a liability on our Consolidated Balance Sheets.  We recognize compensation expense or income for the appreciation or depreciation, respectively, of these investments.  We recognized compensation expense of $4 million in 2009, compensation income of $4 million in 2008 and compensation expense of $4 million in 2007 for losses and earnings on these investments.

As investments in the phantom shares of our Common Stock can only be settled in shares of our Common Stock, we do not recognize compensation expense for the appreciation or the depreciation, if any, of these investments.  Deferrals into the phantom shares of our Common Stock are credited to the Common Stock Account as they are earned.  As of December 26, 2009, deferrals to phantom shares of our Common Stock within the EID Plan totaled approximately 6.4 million shares.  We recognized compensation expense for amortization of the Company match of $5 million, $6 million and $5 million, in 2009, 2008 and 2007, respectively.  These expense amounts do not include the salary or bonus actually credited to Common Stock of $23 million, $20 million and $17 million in 2009, 2008 and 2007, respectively.

Contributory 401(k) Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of 10 investment options or a self-managed account within the 401(k) Plan.  Effective for contributions made from and after April 1, 2008, we match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  Prior to April 1, 2008, we matched 100% of the participant’s contribution to the 401(k) Plan up to 3% of eligible compensation and 50% of the participant’s contribution on the next 2% of eligible compensation.  We recognized as compensation expense our total matching contribution of $16 million in 2009 and 2008 and $13 million in 2007.

Note 18 – Shareholders’ Equity

There were no shares of our Common Stock repurchased during 2009.  Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2008 and 2007.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased
Authorization Date	2009	2008	2007	2009	2008		2007
September 2009	—	—	—	$—	$—		$—
January 2008	—	23,943	—	—	802		—
October 2007	—	22,875	11,431	—	813		437
March 2007	—	—	15,092	—	—		500
September 2006	—	—	15,274	—	—		469
Total	—	46,818	41,797	$—	$1,615	(a)	$1,406	(b)

(a)	Amount excludes the effect of $13 million in share repurchases (0.4 million shares) with trade dates prior to the 2007 fiscal year end but cash settlement dates subsequent to the 2007 fiscal year end.

(b)
Amount excludes the effects of $17 million in share repurchases (0.6 million shares) with trade dates prior to the 2006 fiscal year end but cash settlement dates subsequent to the 2006 fiscal year end and includes the effect of $13 million in share repurchases (0.4 million shares) with trade dates prior to the 2007 fiscal year end but cash settlement dates subsequent to the 2007 fiscal year.

As of December 26, 2009, we have $300 million available for future repurchases under our September 2009 share repurchase authorization.

Accumulated Other Comprehensive Income (Loss) – Comprehensive income is Net Income plus certain other items that are recorded directly to shareholders’ equity.  Amounts included in accumulated other comprehensive loss for the Company’s derivative instruments and unrecognized pension and post-retirement losses are recorded net of the related income tax effects.  Refer to Note 15 for additional information about our pension accounting and Note 13 for additional information about our derivative instruments.  The following table gives further detail regarding the composition of accumulated other comprehensive income (loss) at December 26, 2009 and December 27, 2008.

	2009	2008
Foreign currency translation adjustment	$47	$(129)
Pension and post-retirement losses, net of tax	(259)	(272)
Net unrealized losses on derivative instruments, net of tax	(12)	(17)
Total accumulated other comprehensive income (loss)	$(224)	$(418)

Note 19 – Income Taxes

The details of our income tax provision (benefit) are set forth below:

		2009	2008	2007
Current:	Federal	$(21)	$168	$175
	Foreign	251	151	151
	State	11	(1)	(3)
		241	318	323

Deferred:	Federal	92	(12)	(71)
	Foreign	(30)	3	27
	State	10	10	3
		72	1	(41)
		$313	$319	$282

For 2009, the current federal tax benefit resulted from the favorable impact for pension contributions made during the year and lower U.S. taxable income.  The benefit associated with pension contributions was fully offset in the deferred federal provision.  Also, for 2009, the current foreign tax provision included tax expense primarily related to continued growth in the China business as well as withholding tax expense associated with the distribution of intercompany dividends.

The deferred tax provision includes $26 million, $30 million and $120 million of benefit in 2009, 2008 and 2007, respectively, for changes in valuation allowances due to changes in determinations regarding the likelihood of the use of certain deferred tax assets that existed at the beginning of the year.  The deferred tax provision also includes $16 million, $43 million and $16 million in 2009, 2008 and 2007, respectively, for increases in valuation allowances recorded against deferred tax assets generated during the year.  The increase for 2008 includes a full valuation allowance for net operating losses generated by certain tax planning strategies implemented during the year.  Total changes in valuation allowances, including the impact of foreign currency translation and other adjustments, were decreases of $67 million, $54 million and $37 million in 2009, 2008 and 2007, respectively.  See additional discussion of valuation allowance adjustments in the effective tax rate discussion on the following page.

The deferred foreign tax provision includes less than $1 million of expense in 2009 and 2008, respectively, and $17 million of expense in 2007 for the impact of changes in statutory tax rates in various countries.  The deferred foreign tax provision in 2008 includes $36 million of expense offset by the same amount in the current foreign tax provision that resulted from a tax law change.  The $17 million of expense in 2007 includes $20 million for the Mexico tax law change enacted during the fourth quarter of 2007.

The deferred state tax provision in 2009 includes $10 million ($7 million, net of federal tax) of expense for the impact of pension contributions made during the year.  The deferred state tax provision in 2008 includes $18 million ($12 million, net of federal tax) of expense for the impact associated with our plan to distribute certain foreign earnings.  The deferred state tax provision in 2007 includes $4 million ($3 million, net of federal tax) of benefit for the impact of state law changes.

U.S. and foreign income before income taxes are set forth below:

	2009	2008	2007
U.S.	$269	$430	$527
Foreign	1,127	861	664
	$1,396	$1,291	$1,191

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2009	2008	2007
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.0	0.6	1.0
Foreign and U.S. tax effects attributable to foreign operations	(11.4)	(14.5)	(5.7)
Adjustments to reserves and prior years	(0.6)	3.5	2.6
Valuation allowance additions (reversals)	(0.7)	0.6	(9.0)
Other, net	(0.9)	(0.5)	(0.2)
Effective income tax rate	22.4%	24.7%	23.7%

Our 2009 effective tax rate was positively impacted by the year-over-year change in adjustments to reserves and prior years (including certain out-of-years adjustments that decreased our effective tax rate by 1.6 percentage points in 2009).  Benefits associated with our foreign and U.S. tax effects attributable to foreign operations decreased versus prior year  as a result of withholding taxes associated with the distribution of intercompany dividends and an increase in tax expense for certain foreign markets.  These increases were partially offset by lapping a 2008 expense associated with our plan to distribute certain foreign earnings.  Our 2009 effective tax rate was also positively impacted by the reversal of foreign valuation allowances associated  with certain deferred tax assets that we now believe are more likely than not to be utilized on future tax returns.  Additionally, our rate was lower as a result of lapping the 2008 gain on the sale of our interest in our unconsolidated affiliate in Japan.

Our 2008 effective income tax rate was negatively impacted versus 2007 by lapping valuation allowance reversals made in the prior year as discussed below.  This negative impact was partially offset by the reversal of foreign valuation allowances in the current year associated with certain deferred tax assets that we now believe are more likely than not to be utilized on future tax returns.  Additionally, the effective tax rate was negatively impacted by the year-over-year change in adjustments to reserves and prior years (including certain out-of-year adjustments that increased our effective tax rate by 1.8 percentage points in 2008).  Benefits associated with our foreign and U.S. tax effects attributable to foreign operations positively impacted the effective tax rate as a result of lapping 2007 expenses associated with the distribution of an intercompany dividend and adjustments to our deferred tax balances that resulted from the Mexico tax law change, as further discussed below, as well as a higher percentage of our income being earned outside the U.S.  These benefits were partially offset in 2008 by the gain on the sale of our interest in our unconsolidated affiliate in Japan and expense associated with our plan to distribute certain foreign earnings.  We also recognized deferred tax assets for the net operating losses generated by certain tax planning strategies implemented in 2008 included in foreign and U.S. tax effects attributable to foreign operations (1.7 percentage point impact).  However, we provided a full valuation allowance on these assets as we do not believe it is more likely than not that they will be realized in the future.

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

Adjustments to reserves and prior years include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets.  Adjustments to reserves and prior years also includes changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position.  We evaluate these reserves on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that we believe may impact our exposure.

The details of 2009 and 2008 deferred tax assets (liabilities) are set forth below:

	2009	2008
Net operating loss and tax credit carryforwards	$230	$256
Employee benefits	148	233
Share-based compensation	106	96
Self-insured casualty claims	59	71
Lease related liabilities	157	150
Various liabilities	100	98
Deferred income and other	30	41
Gross deferred tax assets	830	945
Deferred tax asset valuation allowances	(187)	(254)
Net deferred tax assets	$643	$691

Intangible assets and property, plant and equipment	$(184)	$(164)
Lease related assets	(75)	(69)
Other	(125)	(134)
Gross deferred tax liabilities	(384)	(367)
Net deferred tax assets (liabilities)	$259	$324

Reported in Consolidated Balance Sheets as:
Deferred income taxes – current	$81	$81
Deferred income taxes – long-term	251	300
Accounts payable and other current liabilities	(7)	(4)
Other liabilities and deferred credits	(66)	(53)
	$259	$324

We have not provided deferred tax on certain undistributed earnings from our foreign subsidiaries as we believe they are indefinitely reinvested.  This amount may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries.  We estimate that our total net undistributed earnings upon which we have not provided deferred tax total approximately $875 million at December 26, 2009.  A determination of the deferred tax liability on such earnings is not practicable.

Foreign operating and capital loss carryforwards totaling $610 million and state operating loss carryforwards totaling $1.4 billion at year end 2009 are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income.  These losses will expire as follows:  $10 million in 2010, $150 million between 2011 and 2014, $1.4 billion between 2015 and 2029 and $428 million may be carried forward indefinitely.  In addition, tax credits totaling $4 million are available to reduce certain state liabilities, of which all may be carried forward indefinitely.

We recognize the benefit of our positions taken or expected to be taken in our tax returns in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

The Company had $301 million of unrecognized tax benefits at December 26, 2009, $259 million of which, if recognized, would affect the effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2009	2008
Beginning of Year	$296	$343
Additions on tax positions related to the current year	48	53
Additions for tax positions of prior years	59	21
Reductions for tax positions of prior years	(68)	(110)
Reductions for settlements	(33)	(2)
Reductions due to statute expiration	(6)	(7)
Foreign currency translation adjustment	5	(2)
End of Year	$301	$296

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, China, the United Kingdom, Mexico and Australia.  As of December 26, 2009, the earliest years that the Company was subject to examination in these jurisdictions were 1999 in the U.S., 2006 in China, 2003 in the United Kingdom, 2001 in Mexico and 2005 in Australia.  In addition, the Company is subject to various U.S. state income tax examinations, for which, in the aggregate, we had significant unrecognized tax benefits at December 26, 2009.  The Company believes that it is reasonably possible that its unrecognized tax benefits may decrease by approximately $87 million in the next 12 months, each of which are individually insignificant, including approximately $71 million, which if recognized upon audit settlement or statute expiration, will affect the 2010 effective tax rate.

At December 26, 2009, long-term liabilities of $264 million, including $49 million for the payment of accrued interest and penalties, are included in Other liabilities and deferred credits as reported on the Consolidated Balance Sheet.  Total accrued interest and penalties recorded at December 26, 2009 were $41 million.  During 2009, accrued interest and penalties decreased by $8 million, of which $6 million was recognized in our Consolidated Statement of Income.  At December 27, 2008, long-term liabilities of $229 million, including $32 million for the payment of accrued interest and penalties, were included in Other liabilities and deferred credits as reported on the Consolidated Balance Sheet.  Total accrued interest and penalties recorded at December 27, 2008 were $49 million.  During 2008, accrued interest and penalties decreased $9 million, of which $7 million was recognized in our Consolidated Statement of Income.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of its income tax provision.

Note 20 – Reportable Operating Segments

We are principally engaged in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut, Taco Bell, LJS and A&W concepts. KFC, Pizza Hut, Taco Bell, LJS and A&W operate in 108, 92, 20, 6 and 9 countries and territories, respectively.  Our five largest international markets based on operating profit in 2009 are China, Asia Franchise, Australia, United Kingdom, and Latin America Franchise.

We identify our operating segments based on management responsibility.  The China Division includes mainland China, Thailand and KFC Taiwan, and YRI includes the remainder of our international operations.  In the U.S., we consider LJS and A&W to be a single operating segment.  We consider our KFC, Pizza Hut, Taco Bell and LJS/A&W operating segments in the U.S. to be similar and therefore have aggregated them into a single reportable operating segment.

Reported segment results for 2008 and 2007 have been restated to be consistent with current period presentation (See Note 2).

	Revenues
	2009	2008	2007
U.S.	$4,473	$5,132	$5,202
YRI(a)	2,713	3,044	3,089
China Division(a)	3,682	3,128	2,144
Unallocated(b)(c)	(32)	—	—
	$10,836	$11,304	$10,435

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2009	2008	2007
U.S.	$647	$641	$685
YRI	491	522	474
China Division(d)	602	480	375
Unallocated Franchise and license fees and income(b)(c)	(32)	—	—
Unallocated and corporate expenses(c)(e)	(189)	(248)	(197)
Unallocated Impairment expense(c)(f)	(26)	—	—
Unallocated Other income (expense)(c)(g)	71	117	9
Unallocated Refranchising gain (loss)(c)	26	5	11
Operating Profit	1,590	1,517	1,357
Interest expense, net	(194)	(226)	(166)
Income Before Income Taxes	$1,396	$1,291	$1,191

	Depreciation and Amortization
	2009	2008	2007
U.S.	$216	$231	$247
YRI	149	158	161
China Division	200	151	117
Corporate	15	16	17
	$580	$556	$542

	Capital Spending
	2009	2008	2007
U.S.	$270	$349	$320
YRI	232	260	179
China Division	290	320	224
Corporate	5	6	3
	$797	$935	$726

	Identifiable Assets
	2009	2008	2007
U.S.	$2,575	$2,739	$2,884
YRI(h)	2,294	1,873	2,254
China Division(h)	1,786	1,395	1,116
Corporate(i)	493	520	934
	$7,148	$6,527	$7,188

	Long-Lived Assets(j)
	2009	2008	2007
U.S.	$2,260	$2,413	$2,595
YRI(k)	1,413	1,162	1,450
China Division(k)	1,283	1,012	757
Corporate	45	63	73
	$5,001	$4,650	$4,875

(a)
Includes revenues of $1.1 billion, $1.2 billion and $1.3 billion for entities in the United Kingdom for 2009, 2008 and 2007, respectively. Includes revenues of $3.4 billion, $2.8 billion and $1.9 billion in mainland China for 2009, 2008 and 2007, respectively.

(b)	Amount consists of reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken. See Note 5.

(c)	Amounts have not been allocated to the U.S., YRI or China Division segments for performance reporting purposes.

(d)	Includes equity income of unconsolidated affiliates of $36 million, $40 million and $47 million in 2009, 2008 and 2007, respectively, for the China Division.

(e)
2009 and 2008 includes approximately $16 million and $49 million, respectively, of charges relating to U.S. general and administrative productivity initiatives and realignment of resources.  Additionally, 2008 includes $7 million of charges relating to investments in our U.S. Brands.  See Note 5.

(f)	2009 includes a $26 million charge to write-off goodwill associated with our LJS and A&W businesses in the U.S. See Note 10.

(g)
2009 includes a $68 million gain related to the acquisition of additional interest in and consolidation of a former unconsolidated affiliate and 2008 includes a $100 million gain recognized on the sale of our interest in our unconsolidated affiliate in Japan.  See Note 5.

(h)
There was no investment in unconsolidated affiliates for YRI in 2009 or 2008, as we sold our interest in our unconsolidated affiliate in Japan during 2008.  See Note 5.  YRI had an investment in our Japan unconsolidated affiliate of $63 million for 2007.  China Division includes investment in 4 unconsolidated affiliates totaling $144 million for 2009.  2008 and 2007 includes investments in unconsolidated affiliates of $65 million and $90 million, respectively, for the China Division.  The 2009 increase was driven by our acquisition of interest in Little Sheep, net of our acquisition of additional interest in and consolidation of our unconsolidated affiliate in Shanghai, China.  See Note 5.

(i)	Primarily includes deferred tax assets, property, plant and equipment, net, related to our office facilities and cash.

(j)	Includes property, plant and equipment, net, goodwill, and intangible assets, net.

(k)
Includes long-lived assets of $660 million, $602 million and $843 million for entities in the United Kingdom for 2009, 2008 and 2007, respectively.  The yearly fluctuations in long-lived assets were primarily driven by the impact of foreign currency.  Includes long-lived assets of $1.2 billion, $905 million and $651 million in mainland China for 2009, 2008 and 2007, respectively.

See Note 5 for additional operating segment disclosures related to impairment, store closure (income) costs and the carrying amount of assets held for sale.

Note 21 – Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2026.  As of December 26, 2009, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $500 million.  The present value of these potential payments discounted at our pre-tax cost of debt at December 26, 2009 was approximately $425 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at December 26, 2009 and December 27, 2008 was not material.

Franchise Loan Pool and Equipment Guarantees

We have provided a partial guarantee of approximately $15 million of a franchisee loan program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs at December 26, 2009.  We have also provided two letters of credit totaling approximately $23 million in support of the franchisee loan program.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were $54 million at December 26, 2009.

In addition to the guarantee described above, YUM has provided guarantees of $40 million on behalf of franchisees for several equipment financing programs related to specific initiatives, the most significant of which was the purchase of ovens by KFC franchisees for the launch of Kentucky Grilled Chicken.  We have provided a letter of credit totaling $5 million which could be used if we fail to meet our obligations under our guarantee under one equipment financing program.  The total loans outstanding under these equipment financing programs were approximately $48 million at December 26, 2009.

Unconsolidated Affiliates Guarantees

From time to time we have guaranteed certain lines of credit and loans of unconsolidated affiliates.  At December 26, 2009 there are no guarantees outstanding for unconsolidated affiliates.  Our unconsolidated affiliates had total revenues of approximately $760 million for the year ended December 26, 2009 and assets and debt of approximately $365 million and $40 million, respectively, at December 26, 2009.

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

The following table summarizes the 2009 and 2008 activity related to our self-insured property and casualty reserves as of December 26, 2009.  The decrease in 2009 insurance expense primarily was driven by U.S. refranchising and improved loss trends.

	Beginning Balance	Expense	Payments	Ending Balance
2009 Activity	$196	44	(67)	$173

2008 Activity	$197	68	(69)	$196

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

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business.  We provide reserves for such claims and contingencies when payment is probable and reasonably estimable.

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

On January 20, 2006, the district court denied LJS’s motion to vacate the Class Determination Award and the United States Court of Appeals for the Fourth Circuit affirmed the district court’s decision on January 28, 2008.  A petition for a writ of certiorari filed in the United States Supreme Court seeking a review of the Fourth Circuit’s decision was denied on October 7, 2008.  The parties participated in mediation on April 24, 2008, and again on February 28, 2009, without reaching resolution.  Arbitration on liability during a portion of the alleged restitution policy period began in November, 2009 but was delayed at the request of the plaintiffs.  The parties again participated in mediation on November 18, 2009 without reaching resolution.  Arbitration proceedings are scheduled to resume at the end of May, 2010.

Based on the rulings issued to date in this matter, the Cole Arbitration is proceeding as an “opt-out” class action, rather than as an “opt-in” collective action.  LJS denies liability and is vigorously defending the claims in the Cole Arbitration.  We have provided for a reasonable estimate of the cost of the Cole Arbitration, taking into account a number of factors, including our current projection of eligible claims, the estimated amount of each eligible claim, the estimated claim recovery rate, the estimated legal fees incurred by Claimants and a reasonable settlement value of Claimants’ claims.  However, in light of the inherent uncertainties of litigation, the fact-specific nature of Claimants’ claims, and the novelty of proceeding in an FLSA lawsuit on an “opt-out” basis, there can be no assurance that the Cole Arbitration will not result in losses in excess of those currently provided for in our Consolidated Financial Statements.

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

Based on plaintiffs’ revised class definition in their class certification motion, Taco Bell removed the case to federal court in San Diego on August 29, 2008.  On March 17, 2009, the court granted plaintiffs’ motion to remand.  On January 29, 2010, the court granted the plaintiffs’ class certification motion with respect to the unpaid overtime claims of RGMs and Market Training Managers but denied class certification on the meal period claims.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On September 10, 2007, a putative class action against Taco Bell Corp., the Company and other related entities styled Sandrika Medlock v. Taco Bell Corp., was filed in United States District Court, Eastern District, Fresno, California.  The case was filed on behalf of all hourly employees who have worked at corporate-owned restaurants in California since September 2003 and alleges numerous violations of California labor laws including unpaid overtime, failure to pay wages on termination, denial of meal and rest breaks, improper wage statements, unpaid business expenses and unfair or unlawful business practices in violation of California Business & Professions Code §17200.  The Company was dismissed from the case without prejudice on January 10, 2008.

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

On March 26, 2009, Taco Bell was served with a putative class action lawsuit filed in Orange County Superior Court against Taco Bell and the Company styled Endang Widjaja vs. Taco Bell Corp., et al.  The case was filed on behalf of Widjaja, a former California hourly assistant manager, and purportedly all other individuals employed in Taco Bell’s California restaurants as managers and alleges failure to reimburse for business related expenses, failure to provide rest periods, unfair business practices and conversion.  Taco Bell removed the case to federal district court and filed a notice of related case.  On June 18, 2009 the case was transferred to the Eastern District of California.

On May 19, 2009 the court granted Taco Bell’s motion to consolidate the Medlock, Hardiman, Leyva and Naranjo matters, and the consolidated case is styled In Re Taco Bell Wage and Hour Actions.  On July 22, 2009, Taco Bell filed a motion to dismiss, stay or consolidate the Widjaja case with the In Re Taco Bell Wage and Hour Actions, and Taco Bell’s motion to consolidate was granted on October 19, 2009.

The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint on June 29, 2009, and the court set a filing deadline of August 26, 2010 for motions regarding class certification.  The hearing on any class certification motion is currently scheduled for January 10, 2011.  Discovery is underway.

Taco Bell and the Company deny liability and intend to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On September 28, 2009, a putative class action styled Marisela Rosales v. Taco Bell Corp. was filed in Orange County Superior Court.  The plaintiff, a former Taco Bell crew member, alleges that Taco Bell failed to timely pay her final wages upon termination, and seeks restitution and late payment penalties on behalf of herself and similarly situated employees.  This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above.  Taco Bell removed the case to federal court on November 5, 2009, and subsequently filed a motion to dismiss, stay or transfer the case to the same district court as the In Re Taco Bell Wage and Hour Actions case.  The plaintiff did not move to remand, but the court on its own motion ordered Taco Bell to show cause why the case should not be remanded to state court. Taco Bell must file its response to the order to show cause by March 22, 2010.  A hearing on Taco Bell’s motion to dismiss is currently scheduled for April 12, 2010.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On October 14, 2008, a putative class action, styled Kenny Archila v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.  KFC removed the case to the United States District Court for the Central District of California on January 7, 2009.  On July 7, 2009, the Judge ruled that the case would not go forward as a class action.  Plaintiff also sought recovery of civil penalties under the California Private Attorney General Act as a representative of other “aggrieved employees.”  On August 3, 2009, the Court ruled that the plaintiff could not assert such claims and the case had to proceed as a single plaintiff action.  On the eve of the August 18, 2009 trial, the plaintiff stipulated to a dismissal of his individual claims with prejudice but reserved his right to appeal the Court’s rulings regarding class and PAGA claims.  KFC reserved its right to make any and all challenges to the appeal.  On or about September 16, 2009, plaintiff filed a notice of appeal.  The Ninth Circuit Court of Appeals has set a briefing schedule for the appeal and plaintiff’s opening brief and KFC’s response are each due in March 2010.

KFC denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On October 2, 2009, a putative class action, styled Domonique Hines v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.  Plaintiff is a current non-managerial KFC restaurant employee represented by the same counsel that filed the Archila action described above.  KFC filed an answer on October 28, 2009, in which it denied plaintiff’s claims and allegations.  KFC removed the action to the United States District Court for the Southern District of California on October 29, 2009.  KFC filed a motion to transfer the action to the Central District of California due to the overlapping nature of the claims in this action and the Archila action.  Plaintiff filed a motion to remand the action to state court.  Both motions have been fully briefed and are under submission with the District Court.  The case is in its early stages, and no discovery has yet commenced.  No trial date has been set.

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

The parties participated in mediation on March 25, 2008, and again on March 26, 2009, without reaching resolution.  On December 16, 2009, the court denied Taco Bell’s motion for summary judgment on the ADA claims and ordered plaintiff to file a definitive list of remaining issues after which Taco Bell may renew its motion for summary judgment on those issues.

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

On March 14, 2007, a lawsuit styled Boskovich Farms, Inc. v. Taco Bell Corp. and Does 1 through 100 was filed in the Superior Court of the State of California, Orange County.  Boskovich Farms, a supplier of produce to Taco Bell, alleges in its complaint, among other things, that it suffered damage to its reputation and business as a result of publications and/or statements it claims were made by Taco Bell in connection with Taco Bell’s reporting of results of certain tests conducted during investigations on green onions used at Taco Bell restaurants.  The parties participated in mediation on April 10, 2008, without reaching resolution.  The arbitration panel heard the parties’ cross motions for summary judgment on August 12, 2009.  On August 14, 2009, the arbitration panel issued an opinion granting Taco Bell’s motion for summary judgment and dismissing all of Boskovich’s claims with prejudice.  On September 23, 2009, Boskovich filed a motion to vacate the arbitration award.  On January 6, 2010 the court heard oral arguments on Boskovich’s motion to vacate and took the matter under submission.  Taco Bell denies liability and intends to vigorously defend against all claims in any arbitration and the lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On July 9, 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the United States District Court for the District of Colorado.  The complaint alleges that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the Fair Labor Standards Act (FLSA) and Colorado state law.  On September 15, 2009, a putative class action styled Sue Blackwood and Scott Lewis v. Pizza Hut of America, Inc. was filed in the United States District Court for the District of Kansas.  Because the Blackwood complaint brought essentially the same claims and purported to represent the same class as the Smith case, Blackwood’s attorneys voluntarily dismissed the lawsuit in December 2009.

Pizza Hut denies liability and intends to vigorously defend against all claims in these lawsuits.  However, in view of the inherent uncertainties of litigation, the outcome of these cases cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

Note 22 – Selected Quarterly Financial Data (Unaudited)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,918	$2,152	$2,432	$2,911	$9,413
Franchise and license fees and income	299	324	346	454	1,423
Total revenues	2,217	2,476	2,778	3,365	10,836
Restaurant profit	308	324	425	422	1,479
Operating Profit(a)	351	394	470	375	1,590
Net Income – YUM! Brands, Inc.	218	303	334	216	1,071
Basic earnings per common share	0.47	0.65	0.71	0.46	2.28
Diluted earnings per common share	0.46	0.63	0.69	0.45	2.22
Dividends declared per common share	—	0.38	—	0.42	0.80

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$2,094	$2,323	$2,482	$2,944	$9,843
Franchise and license fees and income	319	336	360	446	1,461
Total revenues	2,413	2,659	2,842	3,390	11,304
Restaurant profit	308	311	358	401	1,378
Operating Profit(b)	426	317	411	363	1,517
Net Income – YUM! Brands, Inc.	254	224	282	204	964
Basic earnings per common share	0.52	0.47	0.60	0.44	2.03
Diluted earnings per common share	0.50	0.45	0.58	0.43	1.96
Dividends declared per common share	0.15	0.19	—	0.38	0.72

(a)
Includes net losses of $17 million, $3 million and $22 million in the first, third and fourth quarters of 2009, respectively, and a net gain of $60 million in the second quarter of 2009 related to the consolidation of a former unconsolidated affiliate, charges related to the U.S. business transformation measures and an impairment of an international market.  See Note 5.

(b)
Includes a net gain of $68 million, net loss of $3 million and net loss of $26 million in the first, second and fourth quarters of 2008, respectively, related to the gain on the sale of our interest in our Japan unconsolidated affiliate and charges related to the U.S. business transformation measures.  See Note 5.

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

We maintain a system of internal control over financial reporting, designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition.  The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity.  We have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 26, 2009.  Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified.

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

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 26, 2009 provide reasonable assurance that our assets are reasonably safeguarded.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2009.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 26, 2009.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2009.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2009.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2009.

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

Date:	February 17, 2010

YUM! BRANDS, INC.

By:	/s/ David C. Novak

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David C. Novak David C. Novak	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	February 17, 2010
/s/ Richard T. Carucci Richard T. Carucci	Chief Financial Officer (principal financial officer)	February 17, 2010
/s/ Ted F. Knopf Ted F. Knopf	Senior Vice President Finance and Corporate Controller (principal accounting officer)	February 17, 2010
/s/ David W. Dorman David W. Dorman	Director	February 17, 2010
/s/ Massimo Ferragamo Massimo Ferragamo	Director	February 17, 2010
/s/ J. David Grissom J. David Grissom	Director	February 17, 2010
/s/ Bonnie G. Hill Bonnie G. Hill	Director	February 17, 2010

/s/ Robert Holland, Jr. Robert Holland, Jr.	Director	February 17, 2010
/s/ Kenneth G. Langone Kenneth G. Langone	Director	February 17, 2010
/s/ Jonathan S. Linen Jonathan S. Linen	Director	February 17, 2010
/s/ Thomas C. Nelson Thomas C. Nelson	Director	February 17, 2010
/s/ Thomas M. Ryan Thomas M. Ryan	Director	February 17, 2010
/s/ Jing-Shyh S. Su Jing-Shyh S. Su	Vice-Chairman of the Board	February 17, 2010
/s/ Jackie Trujillo Jackie Trujillo	Director	February 17, 2010
/s/ Robert D. Walter Robert D. Walter	Director	February 17, 2010

YUM! Brands, Inc.
Exhibit Index
(Item 15)

Exhibit Number	Description of Exhibits

3.1	Restated Articles of Incorporation of YUM, which is incorporated herein by reference from Exhibit 3.1 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

3.2	Amended and restated Bylaws of YUM, which are incorporated herein by reference from Exhibit 3.1 on Form 8-K filed on November 23, 2009.

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

(iv)
4.25% Senior Notes due September 15, 2015 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on August 25, 2009.

(v)
5.30% Senior Notes due September 15, 2019 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on August 25, 2009.

10.1
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

10.2
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

10.3†
YUM Director Deferred Compensation Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.7 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.3.1†
YUM Director Deferred Compensation Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through November 14, 2008, which is incorporated by reference from Exhibit 10.7.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.4†
YUM 1997 Long Term Incentive Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.8 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.5†
YUM Executive Incentive Compensation Plan, as effective May 20, 2004, and as Amended through the Second Amendment, as effective May 21, 2009, which is incorporated herein by reference from Exhibit A of YUM’s Definitive Proxy Statement on Form DEF 14A for the Annual Meeting of Shareholders held on May 21, 2009.

10.6†
YUM Executive Income Deferral Program, as effective October 7, 1997, and as amended through May 16, 2002, which is incorporated herein by reference from Exhibit 10.10 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.6.1†
YUM! Brands Executive Income Deferral Program, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through June 30, 2009, which is incorporated by reference from Exhibit 10.10.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.7†
YUM Pension Equalization Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.14 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.7.1†
YUM! Brands, Inc. Pension Equalization Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through December 30, 2008, which is incorporated by reference from Exhibit 10.13.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.8†	Form of Directors’ Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.17 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.9†
Amended and restated form of Severance Agreement (in the event of a change in control), which is incorporated herein by reference from Exhibit 10.17 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.9.1†
YUM! Brands, Inc. 409A Addendum to Amended and restated form of Severance Agreement, as effective December 31, 2008, which is incorporated by reference from Exhibit 10.17.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.10†
YUM Long Term Incentive Plan, as Amended through the Fourth Amendment, as effective November 21, 2008, which is incorporated by reference from Exhibit 10.18 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.11
Amended and Restated YUM Purchasing Co-op Agreement, dated as of August 26, 2002, between YUM and the Unified FoodService Purchasing Co-op, LLC, which is incorporated herein by reference from Exhibit 10.20 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

10.12†
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

10.14†	Form of YUM Director Stock Option Award Agreement, which is incorporated herein by reference from Exhibit 10.25 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.15†	Form of YUM 1999 Long Term Incentive Plan Award Agreement, which is incorporated herein by reference from Exhibit 10.26 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.16†
YUM! Brands, Inc. International Retirement Plan, as in effect January 1, 2005, which is incorporated herein by reference from Exhibit 10.27 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

10.17†
Letter of Understanding, dated July 13, 2004, by and between the Company and Samuel Su, which is incorporated herein by reference from Exhibit 10.28 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

10.18†	Form of 1999 Long Term Incentive Plan Award Agreement (Stock Appreciation Rights) which is incorporated by reference from Exhibit 99.1 to YUM’s Report on Form 8-K as filed on January 30, 2006.

10.19
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

10.20†
Severance Agreement (in the event of change in control) for Emil Brolick, dated as of February 15, 2001, which is incorporated herein by reference from Exhibit 10.31 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

10.20.1†
YUM! Brands 409A Addendum to Severance Agreement for Emil Brolick, as effective December 31, 2008, which is incorporated by reference from Exhibit 10.31.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.21†
YUM! Brands Leadership Retirement Plan, as in effect January 1, 2005, which is incorporated herein by reference from Exhibit 10.32 to YUM’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2007.

10.21.1†	YUM! Brands Leadership Retirement Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through December, 2009 (as filed herewith).

10.22†
1999 Long Term Incentive Plan Award (Restricted Stock Unit Agreement) by and between the Company and David C. Novak, dated as of January 24, 2008, which is incorporated herein by reference from Exhibit 10.33 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

10.23
Credit Agreement, dated July 11, 2008, among YUM, and the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc. as Lead Arranger and Sole Bookrunner and Bank of America, N.A., as Syndication Agent, which is incorporated by reference from Exhibit 10.34 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.

10.24†	YUM! Performance Share Plan, as effective January 1, 2009 (as filed herewith).

10.25†	YUM! Brands Third Country National Retirement Plan, as effective January 1, 2009 (as filed herewith).

10.26†	2010 YUM! Brands Supplemental Long Term Disability Coverage Summary, as effective January 1, 2010 (as filed herewith).

12.1	Computation of ratio of earnings to fixed charges.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

31.1
Certification of the Chairman, Chief Executive Officer and President pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on this Form 10-K shall be deemed to be “furnished” and not “filed.”

†           Indicates a management contract or compensatory plan.