Form 10-Q
period 2010-03-20
YUM BRANDS INC
filed 2010-04-21
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)
[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended March 20, 2010

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

The number of shares outstanding of the Registrant’s Common Stock as of April 15, 2010 was 467,439,483 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/20/10	3/21/09
Company sales	$1,996	$1,918
Franchise and license fees and income	349	299
Total revenues	2,345	2,217

Costs and Expenses, Net
Company restaurants
Food and paper	625	611
Payroll and employee benefits	461	457
Occupancy and other operating expenses	570	542
Company restaurant expenses	1,656	1,610
General and administrative expenses	245	255
Franchise and license expenses	23	20
Closures and impairment (income) expenses	4	4
Refranchising (gain) loss	63	(14)
Other (income) expense	(10)	(9)
Total costs and expenses, net	1,981	1,866
Operating Profit	364	351
Interest expense, net	41	53
Income Before Income Taxes	323	298
Income tax provision	78	79
Net Income – including noncontrolling interest	245	219
Net Income – noncontrolling interest	4	1
Net Income – YUM! Brands, Inc.	$241	$218

Basic Earnings Per Common Share	$0.51	$0.47

Diluted Earnings Per Common Share	$0.50	$0.46

Dividends Declared Per Common Share	$0.21	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/20/10	3/21/09
Cash Flows – Operating Activities
Net Income – including noncontrolling interest	$245	$219
Depreciation and amortization	119	117
Closures and impairment (income) expenses	4	4
Refranchising (gain) loss	63	(14)
Contributions to defined benefit pension plans	(10)	(6)
Deferred income taxes	(74)	(5)
Equity income from investments in unconsolidated affiliates	(12)	(10)
Excess tax benefits from share-based compensation	(9)	(8)
Share-based compensation expense	13	13
Changes in accounts and notes receivable	(7)	18
Changes in inventories	5	19
Changes in prepaid expenses and other current assets	1	(1)
Changes in accounts payable and other current liabilities	(8)	(75)
Changes in income taxes payable	26	(1)
Other, net	36	27
Net Cash Provided by Operating Activities	392	297

Cash Flows – Investing Activities
Capital spending	(163)	(143)
Proceeds from refranchising of restaurants	42	36
Acquisition of restaurants from franchisees	—	(20)
Sales of property, plant and equipment	9	1
Other, net	(4)	(2)
Net Cash Used in Investing Activities	(116)	(128)

Cash Flows – Financing Activities
Repayments of long-term debt	(3)	(2)
Revolving credit facilities, three months or less, net	23	(43)
Short-term borrowings by original maturity
More than three months - proceeds	—	—
More than three months - payments	—	—
Three months or less, net	(3)	4
Repurchase shares of Common Stock	(132)	—
Excess tax benefits from share-based compensation	9	8
Employee stock option proceeds	17	21
Dividends paid on Common Stock	(99)	(87)
Other, net	(2)	—
Net Cash Used in Financing Activities	(190)	(99)
Effect of Exchange Rates on Cash and Cash Equivalents	5	3
Net Increase in Cash and Cash Equivalents	91	73
Cash and Cash Equivalents - Beginning of Period	353	216
Cash and Cash Equivalents - End of Period	$444	$289

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	3/20/10	12/26/09
ASSETS
Current Assets
Cash and cash equivalents	$444	$353
Accounts and notes receivable, net	303	239
Inventories	113	122
Prepaid expenses and other current assets	303	314
Deferred income taxes	145	81
Advertising cooperative assets, restricted	96	99
Total Current Assets	1,404	1,208

Property, plant and equipment, net	3,766	3,899
Goodwill	623	640
Intangible assets, net	453	462
Investments in unconsolidated affiliates	124	144
Other assets	539	544
Deferred income taxes	232	251
Total Assets	$7,141	$7,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,363	$1,413
Income taxes payable	81	82
Short-term borrowings	56	59
Advertising cooperative liabilities	96	99
Total Current Liabilities	1,596	1,653

Long-term debt	3,219	3,207
Other liabilities and deferred credits	1,209	1,174
Total Liabilities	6,024	6,034

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 467 shares and 469 shares issued in 2010 and 2009, respectively	154	253
Retained earnings	1,138	996
Accumulated other comprehensive income (loss)	(249)	(224)
Total Shareholders’ Equity – YUM! Brands, Inc.	1,043	1,025
Noncontrolling interest	74	89
Total Shareholders’ Equity	1,117	1,114
Total Liabilities and Shareholders’ Equity	$7,141	$7,148

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) in the United States (“U.S.”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the fiscal year ended December 26, 2009 (“2009 Form 10-K”).  Except as disclosed herein, there has been no material change in the information disclosed in the Notes to our Consolidated Financial Statements included in the 2009 Form 10-K.

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprise the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”).  References to YUM throughout these Notes to our Financial Statements are made using the first person notations of “we,” “us” or “our.”

YUM’s business consists of three reporting segments:  YUM Restaurants China (“China Division”), YUM Restaurants International (“YRI” or “International Division”) and United States.  The China Division includes mainland China (“China”) and YRI includes the remainder of our international operations.

In 2010 we began reporting information for our Thailand and KFC Taiwan businesses within our International Division as a result of changes to our management reporting structure.  These businesses now report to the President of YRI, whereas previously, they reported to the President of the China Division.  While this reporting change did not impact our consolidated results, segment information for previous periods has been restated to be consistent with the current period presentation throughout the Financial Statements and Notes thereto.  For the quarter ended March 21, 2009 this restatement resulted in a decrease of $47 million and $3 million in Company sales and Operating Profit, respectively, for the China Division, with the offsetting increases to the International Division.

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

Our preparation of the accompanying Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from the estimates.

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2009 Form 10-K, our financial position as of March 20, 2010, and the results of our operations and cash flows for the quarters ended March 20, 2010 and March 21, 2009.  Our results of operations and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended
	3/20/10	3/21/09
Net Income – YUM! Brands, Inc.	$241	$218

Weighted-average common shares outstanding (for basic calculation)	474	466
Effect of dilutive share-based employee compensation	11	13
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	485	479
Basic EPS	$0.51	$0.47
Diluted EPS	$0.50	$0.46
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	8.5	15.3

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarter ended March 20, 2010, as indicated below.  All amounts exclude applicable transaction fees.  We had no share repurchases in the quarter ended March 21, 2009.

	Shares Repurchased (thousands)	Dollar Value of Shares Repurchased
Authorization Date	2010	2010
September 2009	4,009	$137
March 2010	—	—
Total	4,009	$137	(a)

(a) Amount includes the effect of $5 million in share repurchases (0.1 million shares) with trade dates prior to March 20, 2010 but with settlement dates subsequent to March 20, 2010.

As of March 20, 2010, we have $163 million available (excluding applicable transaction fees) for future purchases of our outstanding Common Stock through September 2010 under our September 2009 share repurchase authorization.

During March 2010, our Board of Directors authorized additional share repurchases through March 2011 of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  No share repurchases were made pursuant to this authorization through March 20, 2010.

Comprehensive income was as follows:
	Quarter ended
	3/20/10	3/21/09
Net Income – YUM! Brands, Inc.	$241	$218
Foreign currency translation adjustment	(31)	(8)
Changes in fair value of derivatives, net of tax	12	14
Reclassification of derivative (gains) losses to Net Income, net of tax	(10)	(6)
Reclassification of pension actuarial losses to Net Income, net of tax	4	2
Total comprehensive income	$216	$220

A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling interest as of December 26, 2009	$89
Net Income – noncontrolling interest	4
Dividends declared	(19)
Noncontrolling interest as of March 20, 2010	$74

Note 4 - Items Affecting Comparability of Net Income and Cash Flows

U.S. Business Transformation

As part of our plan to transform our U.S. business we took several measures in 2010 and 2009 (“the U.S. business transformation measures”).  These measures include: expansion of our U.S. refranchising; charges relating to General and Administrative (“G&A”) productivity initiatives and realignment of resources (primarily severance and early retirement costs); and investments in our U.S. Brands made on behalf of our franchisees such as equipment purchases.

In the quarters ended March 20, 2010 and March 21, 2009, we recorded a pre-tax refranchising loss of $56 million and a pre-tax refranchising gain of $14 million, respectively, in the U.S.  The loss recorded in the quarter ended March 20, 2010 is the net result of gains from 46 restaurants sold in the quarter and non-cash impairment charges related to our offers to refranchise restaurants in the U.S., principally a substantial portion of our Company operated KFC restaurants.  See the Facility Actions section for further detail.

In connection with our G&A productivity initiatives and realignment of resources we recorded a pretax charge of $3 million and $4 million in the quarters ended March 20, 2010 and March 21, 2009, respectively.  The unpaid current liability for the severance portion of these charges was $4 million as of March 20, 2010.  Severance payments in the quarter ended March 20, 2010 totaled approximately $2 million.

Additionally, the Company recognized a reduction to Franchise and license fees and income of $27 million pre-tax, in the quarter ended March 21, 2009, related to investments in our U.S. Brands.  These investments reflect our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  The reimbursements were recorded as a reduction to franchise and license fees and income as we would not have provided the reimbursements absent the ongoing franchise relationship.

We are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes as we do not believe they are indicative of our ongoing operations.

Consolidation of a Former Unconsolidated Affiliate in China

On May 4, 2009 we acquired an additional 7% ownership in the entity that operates more than 200 KFCs in Shanghai, China for $12 million, increasing our ownership to 58%.  The acquisition was driven by our desire to increase our management control over the entity and further integrate the business with the remainder of our KFC operations in China.  Prior to our acquisition of this additional interest this entity was accounted for as an unconsolidated affiliate under the equity method of accounting due to the effective participation of our partners in the significant decisions of the entity that were made in the ordinary course of business.  Concurrent with the acquisition we received additional rights in the governance of the entity, and thus we began consolidating the entity upon acquisition.

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Condensed Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate. From the date of the acquisition we have reported the results of operations for the entity in the appropriate line items of our Condensed Consolidated Statements of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded in Net Income – noncontrolling interest.  For the quarter ended March 20, 2010 the consolidation of the existing restaurants upon acquisition increased Company sales by $52 million and decreased Franchise and license fees and income by $3 million.  The consolidation of the existing restaurants upon acquisition increased Operating Profit by $2 million for the quarter ended March 20, 2010.

The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2009 would not have been significant.

Facility Actions

Refranchising (gain) loss, Store closure (income) costs and Store impairment charges by reportable segment are as follows:

	Quarter ended March 20, 2010
	China Division	YRI	U.S.	Worldwide
Refranchising (gain) loss(a)(b)(c)	$—	$7	$56	$63

Store closure (income) costs(d)	$—	$—	$1	$1
Store impairment charges	—	2	1	3
Closure and impairment (income) expenses	$—	$2	$2	$4

	Quarter ended March 21, 2009
	China Division	YRI	U.S.	Worldwide
Refranchising (gain) loss(a)	$—	$—	$(14)	$(14)

Store closure (income) costs(d)	$1	$1	$1	$3
Store impairment charges	—	—	1	1
Closure and impairment (income) expenses	$1	$1	$2	$4

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)
During the quarter ended March 20, 2010, we refranchised all of our remaining company restaurants in Taiwan, which consisted of 124 KFCs.  We included in our financial statements a non-cash write off of $7 million of goodwill in determining the loss upon refranchising.  This charge, which resulted in no related income tax benefit, was recorded as refranchising loss which we have traditionally not allocated for segment reporting purposes.  The $7 million write off of goodwill was based on the Company’s interpretation of GAAP which, we believe, is consistent with the interpretation of others in our industry.  The Company is in discussions with the Office of Chief Accountant of the SEC regarding an alternative interpretation of GAAP that, if required to be applied, would result in an additional $30 million non-cash write off of goodwill related to the refranchising of our Taiwan business.  In addition, this alternative interpretation would require us to write off additional goodwill in connection with other historical refranchising transactions, principally in the U.S.  Based on our current understanding, if we are required to apply this alternative interpretation we estimate that additional non-cash write offs of approximately $40 million of goodwill related to these historical refranchising transactions would be necessary.

(c)
U.S. refranchising loss for the quarter ended March 20, 2010 is the net result of gains from 46 restaurants sold in the quarter and non-cash impairment charges related to our offers to refranchise restaurants in the U.S.  During the quarter ended March 20, 2010 we offered to refranchise a substantial portion of our Company operated KFCs in the U.S.  While we do not yet believe this restaurant group meets the criteria to be classified as held for sale, we did, consistent with our historical policy, review the restaurant group for impairment as a result of our offer to refranchise.  We determined that the carrying value of the restaurant group was not recoverable based upon our estimate of expected refranchising proceeds and holding period cash flows anticipated while we continue to operate the restaurants as company units.  Accordingly, we wrote this restaurant group down to our estimate of its fair value, which is based on the sales price we would expect to receive from a franchisee for the restaurant group.  This fair value determination considered current market conditions, real-estate values, trends in the KFC-U.S. business, prices for similar transactions in the restaurant industry and preliminary offers for the restaurant group to date and resulted in a non-cash write down of the restaurants’ carrying value totaling $73 million.  We continued to depreciate the full carrying value of these restaurants through the quarter ended March 20, 2010  and will continue to depreciate the carrying value, adjusted for the write down described in the previous sentence, going forward until the date we believe the held for sale criteria for the restaurant group are met.  Additionally, we will continue to review the restaurant group for any further necessary impairment.  The $73 million write down does not include any allocation of the KFC reporting unit goodwill in the restaurant group carrying value.  This additional non-cash write down would be recorded, consistent with our historical policy, if the restaurant group ultimately  meets the criteria to be classified as held for sale.  If the restaurant group is ultimately sold, we will also be required to record a charge for the fair value of our guarantee of future lease payments for leases we assign to the franchisee.

(d)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

Assets held for sale at March 20, 2010 and December 26, 2009 total $14 million and $32 million, respectively, of U.S. property, plant and equipment and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

Note 5 - Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance and clarifications for improving disclosures about fair value measurements.  This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy.  Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009.

In June 2009, the FASB issued guidance on transfers and servicing of financial assets, requiring more information about transfers of financial assets, eliminating the qualifying special purpose entity concept, changing the requirements for derecognizing financial assets and requiring additional disclosures.  The FASB also issued guidance for determining whether an entity is a variable interest entity, that modifies the methods allowed for determining the primary beneficiary of a variable interest entity, that requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and that requires enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  The adoption of this guidance did not impact the Company’s Condensed Consolidated Financial Statements for the quarter ended March 20, 2010.  See Note 13 for additional information on an entity that operates a lending program on behalf of the Company’s franchisees.

Note 6 - Other (Income) Expense

	Quarter ended
	3/20/10	3/21/09
Equity income from investments in unconsolidated affiliates	$(12)	$(10)
Foreign exchange net (gain) loss and other	2	1
Other (income) expense	$(10)	$(9)

Note 7 – Supplemental Balance Sheet Information

	3/20/10	12/26/09
Accounts and notes receivable	$336	$274
Allowance for doubtful accounts	(33)	(35)
Accounts and notes receivable, net	$303	$239

Accounts and notes receivable consist primarily of amounts due from franchisees and licensees, including initial and continuing fees.  The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our concepts.  This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each concept and the short-term nature of the franchisee and licensee fee receivables.

	3/20/10	12/26/09
Property, plant and equipment, gross	$7,127	$7,247
Accumulated depreciation and amortization	(3,361)	(3,348)
Property, plant and equipment, net	$3,766	$3,899

Note 8 – Income Taxes

	Quarter ended
	3/20/10	3/21/09
Income taxes	$78	$79
Effective tax rate	24.1%	26.5%

Our first quarter 2010 and 2009 effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our first quarter 2010 rate was lower than the prior year primarily due to the favorable impact of foreign and U.S. tax effects attributable to ongoing foreign operations, including a recent foreign law change.  This favorability was partially offset by lapping 2009 adjustments to prior year foreign tax credit balances.

Note 9 - Reportable Operating Segments

We identify our operating segments based on management responsibility.  The China Division includes mainland China and YRI includes the remainder of our international operations.  See Note 1 regarding a 2010 change in segments impacting the China Division and YRI.  In the U.S., we consider LJS and A&W to be a single operating segment.  We consider our KFC-U.S., Pizza Hut-U.S., Taco Bell-U.S. and LJS/A&W-U.S. operating segments to be similar and therefore have aggregated them into a single reportable operating segment.

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter ended
Revenues	3/20/10	3/21/09
China Division	$708	$569
YRI(a)	704	629
U.S.	933	1,046
Unallocated Franchise and license fees and income(b)(c)	—	(27)
	$2,345	$2,217

	Quarter ended
Operating Profit	3/20/10	3/21/09
China Division (d)	$176	$128
YRI	141	126
United States	143	157
Unallocated Franchise and license fees and income(b)(c)	—	(27)
Unallocated and corporate expenses(c)	(33)	(46)
Unallocated Other income (expense)(c)	—	(1)
Unallocated Refranchising gain (loss)(c)	(63)	14
Operating Profit	364	351
Interest expense, net	(41)	(53)
Income Before Income Taxes	$323	$298

(a)	Includes revenues of $257 million and $233 million for the quarters ended March 20, 2010 and March 21, 2009, respectively, for entities in the United Kingdom.

(b)	Amount consists of reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken (See Note 4).

(c)	Amounts have not been allocated to the China Division, YRI or U.S. segments for performance reporting purposes.

(d)	Includes equity income from investments in unconsolidated affiliates of $12 million and $10 million for the quarters ended March 20, 2010 and March 21, 2009, respectively.

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

The components of net periodic benefit cost associated with our U.S. pension plans and significant International pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended		Quarter ended
	3/20/10	3/21/09	3/20/10	3/21/09
Service cost	$6	$6	$1	$1
Interest cost	14	13	2	2
Expected return on plan assets	(16)	(13)	(2)	(1)
Amortization of net loss	5	3	—	—
Net periodic benefit cost	$9	$9	$1	$2

We made no contributions to the Plan during the quarter ended March 20, 2010 and no contributions to the Plan are anticipated in 2010.  We made contributions of $9 million to our U.K. Plans during the quarter ended March 20, 2010.

Note 11 - Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At March 20, 2010, our interest rate derivative instruments outstanding had notional amounts of $850 million and have been designated as fair value hedges of a portion of our debt.  The critical terms of these swaps, including reset dates and floating rate indices match those of our underlying fixed-rate debt and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item.  At March 20, 2010, foreign currency forward contracts outstanding had a total notional amount of $319 million.

The fair values of derivatives designated as hedging instruments as of March 20, 2010 and December 26, 2009 were:

	3/20/10	12/26/09	Condensed Consolidated Balance Sheet Location
Interest Rate Swaps - Asset	$45	$44	Other assets
Foreign Currency Forwards – Asset	20	6	Prepaid expenses and other current assets
Foreign Currency Forwards – Liability	—	(3)	Accounts payable and other current liabilities
Total	$65	$47

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $36 million to long-term debt at March 20, 2010.  During the quarters ended March 20, 2010 and March 21, 2009, Interest expense, net was reduced by $7 million and $3 million, respectively, for recognized gains on these interest rate swaps.

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Other Comprehensive Income (“OCI”) and reclassified into income from OCI:

	Quarter ended
	3/20/10	3/21/09
Gains (losses) recognized into OCI, net of tax	$12	$14
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$10	$6

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Condensed Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the quarters ended March 20, 2010 and March 21, 2009.

Additionally, we had a net deferred loss of $10 million, net of tax, as of March 20, 2010 within Accumulated OCI due to treasury locks and forward starting interest rate swaps that have been cash settled, as well as outstanding foreign currency forward contracts.  In the quarters ended March 20, 2010 and March 21, 2009, an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At March 20, 2010, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 12 - Fair Value Disclosures

The following table presents the fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the quarter ended March 20, 2010.

	Fair Value
	Level	3/20/10	12/26/09
Foreign Currency Forwards, net	2	$20	$3
Interest Rate Swaps, net	2	45	44
Other Investments	1	13	13
Total		$78	$60

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.  The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities and their fair value is determined based on the closing market prices of the respective mutual funds as of March 20, 2010 and December 26, 2009.

As a result of our offers to refranchise groups of restaurants, we recorded non-cash impairment charges in the quarter ended March 20, 2010 to write down assets associated with these restaurants to their estimated fair values.  The long-lived assets of these restaurant groups, consisting of approximately 650 restaurants, were deemed impaired on a held for use basis.  The fair value measurements, which resulted in impairment charges of $77 million, were made using significant unobservable inputs (Level 3) and were an estimate of the sales prices we would anticipate receiving from a franchisee for the restaurant groups.  These fair value determinations considered current market conditions, real estate values, trends in the U.S. business, prices for similar transactions in the restaurant industry and preliminary offers for the restaurant group to date.

At March 20, 2010 the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.3 billion, compared to their carrying value of $3 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Note 13 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2026.  As of March 20, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $500 million.  The present value of these potential payments discounted at our pre-tax cost of debt at March 20, 2010 was approximately $425 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at March 20, 2010 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs.  As part of this agreement, we have provided a partial guarantee of approximately $15 million and two letters of credit totaling approximately $23 million in support of the franchisee loan program at March 20, 2010.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were $61 million at March 20, 2010.  We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties.

In addition to the guarantee described above, YUM has provided guarantees of $39 million on behalf of franchisees for several equipment financing programs related to specific initiatives, the most significant of which was the purchase of ovens by KFC franchisees for the launch of Kentucky Grilled Chicken.  The total loans outstanding under these equipment financing programs were approximately $47 million at March 20, 2010.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ coverage including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, “property and casualty losses”).  To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to self-insure the risks of loss up to defined maximum per occurrence retentions on a line by line basis or to combine certain lines of coverage into one loss pool with a single self-insured aggregate retention.  The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence or aggregate retention.  The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.  As of both March 20, 2010 and December 26, 2009, we had $173 million of liabilities recorded for self-insured property and casualty losses.

In the U.S. and in certain other countries, we are also self-insured for healthcare claims and for long-term disability claims for eligible participating employees subject to certain deductibles and limitations.  We have accounted for our retained liabilities for property and casualty losses, healthcare and long-term disability claims, including reported and incurred but not reported claims, based on information provided by independent actuaries.

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

On December 19, 2003, while the arbitrability of Johnson’s claims was being litigated, former LJS managers Erin Cole and Nick Kaufman, represented by Johnson’s counsel, initiated arbitration with the American Arbitration Association (the “Cole Arbitration”).  The Cole Claimants sought a collective arbitration on behalf of the same putative class as alleged in the Johnson lawsuit and alleged the same underlying claims.

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

On August 4, 2006, a putative class action lawsuit against Taco Bell Corp. styled Rajeev Chhibber vs. Taco Bell Corp. was filed in Orange County Superior Court.  On August 7, 2006, another putative class action lawsuit styled Marina Puchalski v. Taco Bell Corp. was filed in San Diego County Superior Court.  Both lawsuits were filed by a Taco Bell RGM purporting to represent all current and former RGMs who worked at corporate-owned restaurants in California since August 2002.  The lawsuits allege violations of California’s wage and hour laws involving unpaid overtime and meal period violations and seek unspecified amounts in damages and penalties.  The cases were consolidated in San Diego County as of September 7, 2006.

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

The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint on June 29, 2009, and on March 30, 2010 the court approved the parties’ stipulation to dismiss YUM from the action.  The court set a filing deadline of August 26, 2010 for motions regarding class certification.  The hearing on any class certification motion is currently scheduled for January 10, 2011.  Discovery is underway.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On September 28, 2009, a putative class action styled Marisela Rosales v. Taco Bell Corp. was filed in Orange County Superior Court.  The plaintiff, a former Taco Bell crew member, alleges that Taco Bell failed to timely pay her final wages upon termination, and seeks restitution and late payment penalties on behalf of herself and similarly situated employees.  This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above.  Taco Bell removed the case to federal court on November 5, 2009, and subsequently filed a motion to dismiss, stay or transfer the case to the same district court as the In Re Taco Bell Wage and Hour Actions case.  The parties stipulated to remand of the case to Orange County Superior Court on March 18, 2010.  Taco Bell’s answer or other responsive pleading is due by April 19, 2010.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On October 14, 2008, a putative class action, styled Kenny Archila v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.  KFC removed the case to the United States District Court for the Central District of California on January 7, 2009.  On July 7, 2009, the Judge ruled that the case would not go forward as a class action.  Plaintiff also sought recovery of civil penalties under the California Private Attorney General Act as a representative of other “aggrieved employees.”  On August 3, 2009, the Court ruled that the plaintiff could not assert such claims and the case had to proceed as a single plaintiff action.  On the eve of the August 18, 2009 trial, the plaintiff stipulated to a dismissal of his individual claims with prejudice but reserved his right to appeal the Court’s rulings regarding class and PAGA claims.  KFC reserved its right to make any and all challenges to the appeal.  On or about September 16, 2009, plaintiff filed a notice of appeal.  Plaintiff filed his opening brief on March 31, 2010 and KFC’s response is due on May 31, 2010.

KFC denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On October 2, 2009, a putative class action, styled Domonique Hines v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.  Plaintiff is a current non-managerial KFC restaurant employee represented by the same counsel that filed the Archila action described above.  KFC filed an answer on October 28, 2009, in which it denied plaintiff’s claims and allegations.  KFC removed the action to the United States District Court for the Southern District of California on October 29, 2009.  KFC filed a motion to transfer the action to the Central District of California due to the overlapping nature of the claims in this action and the Archila action.  Plaintiff filed a motion to remand the action to state court.  The District Court denied both of the motions and ordered Plaintiff to file her motion for class certification by May 17, 2010.  Discovery is ongoing.  No trial date has been set.

KFC denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On March 5, 2010, a putative class action, styled Noe Rivera v. KFC USA, Inc., KFC U.S. Properties, Inc., and KFC Corporation, was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest break violations, failure to reimburse for uniform expenses, overtime violations, wage statement violations and waiting time penalties.  Plaintiff was a non-managerial KFC restaurant employee.  With the exception of the uniform claim, these claims are duplicative of the claims in the Archila and Hines actions.  The case is in its early stages and discovery has not yet commenced.  No trial date has been set.

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

The parties participated in mediation on March 25, 2008, and again on March 26, 2009, without reaching resolution.  On December 16, 2009, the court denied Taco Bell’s motion for summary judgment on the ADA claims and ordered plaintiff to file a definitive list of remaining issues and to select one restaurant to be the subject of a trial. The trial will be bifurcated and the first stage will address equitable relief and whether violations existed at the restaurant.  Taco Bell will have the opportunity to renew its motion for summary judgment on those issues.  Depending on the findings in the first stage of the trial, the court may address the issue of damages in a separate, second stage.

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

On March 14, 2007, a lawsuit styled Boskovich Farms, Inc. v. Taco Bell Corp. and Does 1 through 100 was filed in the Superior Court of the State of California, Orange County.  Boskovich Farms, a supplier of produce to Taco Bell, alleged in its complaint, among other things, that it suffered damage to its reputation and business as a result of publications and/or statements it claims were made by Taco Bell in connection with Taco Bell’s reporting of results of certain tests conducted during investigations on green onions used at Taco Bell restaurants.  The parties participated in mediation on April 10, 2008, without reaching resolution.  The arbitration panel heard the parties’ cross motions for summary judgment on August 12, 2009.  On August 14, 2009, the arbitration panel issued an opinion granting Taco Bell’s motion for summary judgment and dismissing all of Boskovich’s claims with prejudice.  On September 23, 2009, Boskovich filed a motion to vacate the arbitration award.  On January 6, 2010 the court heard oral arguments on Boskovich’s motion to vacate and took the matter under submission.  On March 24, 2010, the court denied plaintiff’s motion and confirmed the arbitration award.  The plaintiff has thirty days from the order to appeal.  Taco Bell denies liability and intends to vigorously defend against all claims in any arbitration and the lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On July 9, 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the United States District Court for the District of Colorado.  The complaint alleges that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the Fair Labor Standards Act (FLSA) and Colorado state law.  On January 4, 2010, plaintiffs filed a motion for conditional certification of a nationwide class of current and former Pizza Hut, Inc. delivery drivers.  However, on March 11, 2010, the court granted Pizza Hut’s pending motion to dismiss for failure to state a claim, with leave to amend.  On March 31, 2010, plaintiffs filed an amended complaint.  Pizza Hut is considering filing a motion to dismiss the amended complaint.

Pizza Hut denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of these cases cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Note Regarding Forward-Looking Statements and our annual report on Form 10-K for the fiscal year ended December 26, 2009 (“2009 Form 10-K”).  Throughout the MD&A, YUM! Brands, Inc. (“YUM” or the “Company”) makes reference to certain performance measures as described below.

•
The Company provides the percentage changes excluding the impact of foreign currency translation (“FX” or “Forex”).  These amounts are derived by translating current year results at prior year average exchange rates.  We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

•
System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise, unconsolidated affiliate and license restaurants that operate our concepts.  Sales of franchise, unconsolidated affiliate and license restaurants generate franchise and license fees for the Company (typically at a rate of 4% to 6% of sales).  Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales on the Condensed Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same store sales as well as net unit development.

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

Description of Business

YUM is the world’s largest restaurant company based on number of system units, with over 37,000 units in more than 110 countries and territories operating under the KFC, Pizza Hut, Taco Bell, Long John Silver’s and A&W All-American Food Restaurants brands.  Four of the Company’s restaurant brands – KFC, Pizza Hut, Taco Bell and Long John Silver’s – are the global leaders in the quick-service chicken, pizza, Mexican-style food and seafood categories, respectively.  Of the over 37,000 restaurants, 20% are operated by the Company, 74% are operated by franchisees and unconsolidated affiliates and 6% are operated by licensees.

YUM’s business consists of three reporting segments:  YUM Restaurants China (“China Division”), YUM Restaurants International (“YRI” or “International Division”) and United States (“U.S.”).  The China Division includes mainland China (“China”) and YRI includes the remainder of our international operations.  The China Division, YRI and Taco Bell-U.S. now represent approximately 85% of the Company’s operating profits.  Our KFC-U.S. and Pizza Hut-U.S. businesses operate in a highly competitive marketplace resulting in slower profit growth, but continue to produce strong cash flows.

In 2010 we began reporting information for our Thailand and KFC Taiwan businesses within our International Division as a result of changes to our management reporting structure.  These businesses now report to the President of YRI, whereas previously they reported to the President of our China Division.  While this reporting change did not impact our consolidated results, segment information for previous periods has been restated to be consistent with the current period presentation.

The following table summarizes the 2009 quarterly increases to selected line items within the YRI segment as a result of these segment reporting changes (with equal and offsetting decreases impacting the China Division):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Company sales	$47	$64	$68	$91	$270
Company restaurant expenses	42	57	62	83	244
Operating Profit	3	—	1	2	6

Strategies

The Company continues to focus on four key strategies:

Build Leading Brands in China in Every Significant Category – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurants, respectively, in China.  Additionally, the Company owns and operates the distribution system for its restaurants in China which we believe provides a significant competitive advantage.  Given this strong competitive position, a growing economy and a population of 1.3 billion in China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and testing the additional restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food).  Our ongoing earnings growth model in China is driven by new unit development each year and modest same store sales growth, which we expect to drive annual Operating Profit growth of 15%.

Drive Aggressive International Expansion and Build Strong Brands Everywhere – The Company and its franchisees opened over 900 new restaurants in 2009 in the Company’s International Division, representing the 10th straight year of opening over 700 restaurants, and is the leading international retail developer in terms of units opened.  The Company expects to continue to experience strong growth by building our existing markets and growing in new markets including France, Russia and India.  Through 2009 the International Division’s Operating Profit has experienced a 7 year compound annual growth rate of 10%.  Our ongoing earnings growth model includes annual Operating Profit growth of 10% driven by new unit development, modest same store sales growth, modest margin improvement and leverage of our General and Administrative (“G&A”) infrastructure for YRI.

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

Details of our 2010 Guidance by division and updates, if available, can be found online at http://www.yum.com/investors.

Quarter Ended March 20, 2010 Highlights

•	Diluted EPS growth of 23% or $0.59 per share, excluding Special Items.

•	Worldwide operating profit growth of 13% prior to foreign currency translation and Special Items, including growth of 37% in China and 2% in YRI, partially offset by a 9% decline in the U.S.

•	Worldwide system sales growth prior to foreign currency translation of 1%, including growth of 15% in China and 1% in YRI, offset by a 1% decline in the U.S.

•	International development of 205 new restaurants including 96 in China.

•	Worldwide restaurant margin improved 0.9 percentage points driven by record performance in China.

•	Interest expense, net decline of 20%.

•	Share repurchases totaled $137 million at an average price of $34.12.

•
Special items included $56 million of expense related to refranchising in the U.S. as net gains from transactions in the first quarter were offset by non-cash impairment charges related to our offers to refranchise restaurants as we continue to execute our U.S. ownership restructuring plan.

All preceding comparisons are versus the same period a year ago.

Results of Operations

	Quarter ended
	3/20/10	3/21/09	% B/(W)
Company sales	$1,996	$1,918	4
Franchise and license fees and income	349	299	17
Total revenues	$2,345	$2,217	6
Company restaurant profit	$340	$308	10

% of Company sales	17.0%	16.1%	0.9	ppts

Operating Profit	364	351	4
Interest expense, net	41	53	20
Income tax provision	78	79	2
Net Income – including noncontrolling interest	245	219	11
Net Income – noncontrolling interest	4	1	NM
Net Income – YUM! Brands, Inc.	$241	$218	10

Diluted earnings per share (a)	$0.50	$0.46	9

(a)	See Note 2 for the number of shares used in this calculation.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters ended March 20, 2010 and March 21, 2009 and/or could impact comparability with the remainder of our results in 2010 or beyond.  Certain of these factors were previously discussed in our 2009 Form 10-K.

Special Items

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results for the quarters ended March 20, 2010 and March 21, 2009 on a basis before Special Items.  Included in Special Items are the impact of measures we took to transform our U.S. business (“the U.S. business transformation measures”) including the U.S. refranchising (gain) loss, charges relating to U.S. G&A productivity initiatives, realignment of resources and investments in our U.S. Brands, as well as the loss upon refranchising of an equity market outside the U.S.  These amounts are further described below.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in the quarters ended March 20, 2010 and March 21, 2009 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Quarter
	3/20/10	3/21/09
Detail of Special Items
Loss upon refranchising of an equity market outside the U.S.	$(7)	$—
U.S. Refranchising gain (loss)	(56)	14
Charges relating to U.S. G&A productivity initiatives and realignment of resources	(3)	(4)
Investments in our U.S. Brands	—	(27)
Total Special Items Income (Expense)	(66)	(17)
Tax Benefit (Expense) on Special Items(a)	22	6
Special Items Income (Expense), net of tax	$(44)	$(11)
Average diluted shares outstanding	485	479
Special Items diluted EPS	$(0.09)	$(0.02)

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$430	$368
Special Items Income (Expense)	(66)	(17)
Reported Operating Profit	$364	$351

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.59	$0.48
Special Items EPS	(0.09)	(0.02)
Reported EPS	$0.50	$0.46

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	25.7%	27.1%
Impact on Tax Rate as a result of Special Items(a)	(1.6)%	(0.6)%
Reported Effective Tax Rate	24.1%	26.5%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

U.S. Business Transformation Measures

The U.S. business transformation measures in 2010 and 2009 included: expansion of our U.S. refranchising; a reduced emphasis on multi-branding as a long-term growth strategy; G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs); and investments in our U.S. Brands made on behalf of our franchisees such as equipment purchases.  We do not believe these measures are indicative of our ongoing operations and are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes.

In the quarters ended March 20, 2010 and March 21, 2009, we recorded a pre-tax refranchising loss of $56 million and a pre-tax refranchising gain of $14 million, respectively, in the U.S.  The loss recorded in the quarter ended March 20, 2010 is the net result of gains from 46 restaurants sold in the quarter and non-cash impairment charges related to our offers to refranchise in the U.S., principally a substantial portion of our Company operated KFC restaurants.  The refranchising gains and losses are more fully discussed in Note 4 and the Store Portfolio Strategy section of the MD&A.

In connection with our G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs) we recorded pre-tax charges of $3 million and $4 million in the quarters ended March 20, 2010 and March 21, 2009, respectively.

Additionally, the Company recognized a reduction to Franchise and license fees and income of $27 million, pre-tax, in the quarter ended March 21, 2009 related to investments in our U.S. Brands.  These investments reflect our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  The reimbursements were recorded as a reduction to franchise and license fees and income as we would not have provided the reimbursements absent the ongoing franchisee relationship.

Refranchising of an International Equity Market

During the quarter ended March 20, 2010, we refranchised all of our remaining company restaurants in Taiwan, which consisted of 124 KFCs.  We included in our financial statements a non-cash write off of $7 million of goodwill in determining the loss upon refranchising.  This charge, which resulted in no related income tax benefit, was recorded as refranchising loss which we have traditionally not allocated for segment reporting purposes.  The $7 million write off of goodwill was based on the Company’s interpretation of GAAP which, we believe, is consistent with the interpretation of others in our industry.  The Company is in discussions with the Office of Chief Accountant of the Securities and Exchange Commission regarding an alternative interpretation of GAAP that, if required to be applied, would result in an additional $30 million non-cash write off of goodwill related to the refranchising of our Taiwan business.  In addition, this alternative interpretation would require us to write off additional goodwill in connection with other historical refranchising transactions, principally in the U.S.  Based on our current understanding, if we are required to apply this alternative interpretation we estimate that additional non-cash write offs of approximately $40 million of goodwill related to these historical refranchising transactions would be necessary.

Consolidation of a Former Unconsolidated Affiliate in China

On May 4, 2009 we acquired an additional 7% ownership in the entity that operates more than 200 KFCs in Shanghai, China for $12 million, increasing our ownership to 58%.  Prior to our acquisition of this additional interest, this entity was accounted for as an unconsolidated affiliate under the equity method of accounting.  Concurrent with the acquisition we received additional rights in the governance of the entity and thus we began consolidating the entity upon acquisition.

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Condensed Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate.  Subsequent to the date of the acquisition, we reported the results of operations for the entity in the appropriate line items of our Condensed Consolidated Statements of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded as Net Income-noncontrolling interest within our Condensed Consolidated Statements of Income.  For the quarter ended March 20, 2010 the consolidation of the existing restaurants upon acquisition increased Company sales by $52 million and decreased Franchise and license fees and income by $3 million.  The consolidation of the existing restaurants upon acquisition increased Operating Profit by $2 million for the quarter ended March 20, 2010.  The impact on Net Income – YUM! Brands, Inc. was not significant to the quarter ended March 20, 2010 and is not expected to be significant on a full year basis.

Restaurant Profit

Worldwide restaurant margin increased 0.9 percentage points in the quarter ended March 20, 2010 driven by a 2.5 percentage point increase in the China Division’s restaurant margin.  The improvement in the China Division was largely driven by $15 million of commodity deflation and Company same store sales growth of 4%.

The U.S. and YRI restaurant margins declined 0.9 percentage points and 0.6 percentage points, respectively, in the quarter ended March 20, 2010 due to Company same store sales declines of 2% in each segment.

In the China Division we continue to expect moderate year-over-year margin improvement for the full year as we anticipate same store sales growth will be largely offset by commodity and labor inflation in the second half of 2010.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates positively impacted the translation of our foreign currency denominated Operating Profit in our YRI Division by $14 million for the quarter ended March 20, 2010.  The impact on our China Division was not significant for the quarter ended March 20, 2010.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets.  In the U.S., we are targeting Company ownership of restaurants potentially below 10%, down from its current level of 16%.  Consistent with this strategy, 46 Company restaurants in the U.S. were sold to franchisees in the quarter ended March 20, 2010.

Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.  Additionally, G&A expenses will decline over time as a result of these refranchising activities.  The timing of G&A declines will vary and often lag the actual refranchising activities as the synergies are typically dependent upon the size and geography of the respective deals.  G&A expenses included in the tables below reflect only direct G&A that we no longer incurred as a result of stores that were operated by us for all or some portion of the respective comparable period in 2009 and were no longer operated by us as of the last day of the current quarter.

The following table summarizes our refranchising activities:
	Quarter ended
	3/20/10	3/21/09
Number of units refranchised	175	120
Refranchising proceeds, pre-tax	$42	$36
Refranchising (gain) loss, pre-tax(a)	$63	$(14)

(a)
2010 includes a non-cash impairment charge of $73 million related to our offer to refranchise a substantial portion of our Company operated KFC restaurants in the U.S.  See Note 4 for further discussion.

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

The following tables summarize the impact of refranchising as described above:
	Quarter ended 3/20/10
	China Division	YRI	U.S.	Worldwide
Decreased Company sales	$(2)	$(12)	$(111)	$(125)
Increased Franchise and license fees and income	—	1	7	8
Decrease in Total revenues	$(2)	$(11)	$(104)	$(117)

The following tables summarize the estimated impact on Operating Profit of refranchising:
	Quarter ended 3/20/10
	China Division	YRI	U.S.	Worldwide
Decreased Restaurant profit	$—	$—	$(15)	$(15)
Increased Franchise and license fees and income	—	1	7	8
Decreased G&A	—	—	2	2
Increase (decrease) in Operating Profit	$—	$1	$(6)	$(5)

Restaurant Unit Activity

				Total
		Unconsolidated		Excluding
Worldwide	Company	Affiliates	Franchisees	Licensees (a)
Beginning of year	7,666	469	26,745	34,880
New Builds	109	12	135	256
Acquisitions	—	—	—	—
Refranchising	(175)	—	175	—
Closures	(24)	(1)	(162)	(187)
Other	—	—	(13)	(13)
End of quarter	7,576	480	26,880	34,936
% of Total	22%	1%	77%	100%

				Total
		Unconsolidated		Excluding
China Division	Company	Affiliates	Franchisees	Licensees(a)
Beginning of year(b)	2,866	469	118	3,453
New Builds	84	12	—	96
Acquisitions	—	—	—	—
Refranchising	(3)	—	3	—
Closures	(4)	(1)	—	(5)
Other	—	—	—	—
End of quarter	2,943	480	121	3,544
% of Total	83%	14%	3%	100%

				Total
		Unconsolidated		Excluding
YRI	Company	Affiliates	Franchisees	Licensees(a)
Beginning of year(b)	2,000	—	11,808	13,808
New Builds	12	—	97	109
Acquisitions	—	—	—	—
Refranchising	(126)	—	126	—
Closures	(9)	—	(66)	(75)
Other	—	—	—	—
End of quarter	1,877	—	11,965	13,842
% of Total	14%	—	86%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total
Beginning of year	2,800	—	14,819	17,619
New Builds	13	—	38	51
Acquisitions	—	—	—	—
Refranchising	(46)	—	46	—
Closures	(11)	—	(96)	(107)
Other	—	—	(13)	(13)
End of quarter	2,756	—	14,794	17,550
% of Total	16%	—	84%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,183, 142 and 2,041 licensed units, respectively, at March 20, 2010.  There are no licensed units in the China Division.  Licensed units are generally units that offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

(b)
The beginning balances for the International Division and China Division have been restated to reflect a change in our management reporting structure.  The International Division beginning balance has been restated to include 444 Company and 158 Franchisee units in Thailand and KFC Taiwan with the offset to the China Division beginning balance.

System Sales Growth

The following tables detail the key drivers of system sales growth for each reportable segment for the quarter.  Net unit growth and other represents the net impact of actual system sales growth due to new unit openings and historical system sales lost due to closures as well as any necessary rounding.

	Quarter ended 3/20/10 vs. Quarter ended 3/21/09
	China Division	YRI	U.S.	Worldwide
Same store sales growth (decline)	4%	(2)%	(1)%	(1)%
Net unit growth and other	11	3	—	2
Foreign currency translation (“forex”)	—	9	N/A	4
% Change	15%	10%	(1)%	5%
% Change, excluding forex	15%	1%	N/A	1%

Company Operated Store Results

The following tables detail the key drivers of the quarter-over-quarter changes of Company sales and Restaurant profit.  Store portfolio actions represent the net impact of new unit openings, acquisitions, refranchisings and store closures on Company sales or Restaurant profit.  The impact of new unit openings and acquisitions represent the actual Company sales or Restaurant profit for the periods the Company operated the restaurants in the current year but did not operate them in the prior year.  The impact of refranchisings and store closures represent the actual Company sales or Restaurant profit for the periods in the prior year while the Company operated the restaurants but did not operate them in the current year.

The dollar changes in Company sales and Restaurant profit were as follows:

China Division

Income / (Expense)	3/21/09	Store Portfolio Actions	Other	FX	3/20/10
Company sales	$557	$116	$24	$1	$698
Cost of sales	(201)	(38)	10	—	(229)
Cost of labor	(68)	(18)	(4)	—	(90)
Occupancy and other	(154)	(36)	(3)	—	(193)
Restaurant profit	$134	$24	$27	$1	$186

Restaurant Margin	24.1%				26.6%

In the quarter ended March 20, 2010, the  increase in China Division Company sales and Restaurant profit associated with store portfolio actions was primarily driven by the development of new units and the acquisition of additional interest in and consolidation of a former China unconsolidated affiliate during 2009.  Significant other factors impacting Company sales and/or Restaurant profit were commodity deflation of $15 million and Company same store sales growth of 4%.

YRI

Income / (Expense)	3/21/09	Store Portfolio Actions	Other	FX	3/20/10
Company sales	$479	$7	$(9)	$58	$535
Cost of sales	(157)	(3)	5	(19)	(174)
Cost of labor	(119)	—	—	(15)	(134)
Occupancy and other	(146)	(2)	(1)	(17)	(166)
Restaurant profit	$57	$2	$(5)	$7	$61

Restaurant Margin	11.9%				11.3%

In the quarter ended March 20, 2010, the increase in YRI Company sales and Restaurant profit associated with store portfolio actions was driven by new unit development partially offset by refranchising and closures.  Company same store sales declined 2% in the quarter ended March 20, 2010.

U.S.

Income / (Expense)	3/21/09	Store Portfolio Actions	Other	FX		3/20/10
Company sales	$882	$(105)	$(14)	$	N/A	$763
Cost of sales	(253)	29	2		N/A	(222)
Cost of labor	(270)	33	—		N/A	(237)
Occupancy and other	(242)	31	—		N/A	(211)
Restaurant profit	$117	$(12)	$(12)	$	N/A	$93

Restaurant Margin	13.2%					12.3%

In the quarter ended March 20, 2010, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising.  Company same store sales declined 2% in the quarter ended March 20, 2010.  Commodity deflation of $5 million was offset by a negative impact from sales mix shift.

Franchise and License Fees and Income

				% Increase
			% Increase	(Decrease)
	Quarter ended		(Decrease)	excluding forex
	3/20/10	3/21/09
China Division	$10	$12	(18)	(18)
YRI	169	150	12	2
U.S.	170	164	4	N/A
Unallocated Franchise and license fees and income	—	(27)	NM	N/A
Worldwide	$349	$299	17	12

China Division Franchise and license fees and income for the quarter ended March 20, 2010 was negatively impacted by 23%, related to the acquisition in, and consolidation of, an entity that operated the KFCs in Shanghai, China during 2009.

U.S. Franchise and license fees and income for the quarter ended March 20, 2010 was positively impacted by 4% due to the impact of refranchising.
Worldwide Franchise and license fees and income included reductions of $27 million for the quarter ended March 21, 2009, as a result of our reimbursements to KFC franchisees for installation costs for the national launch of Kentucky Grilled Chicken that have not been allocated to the U.S. segment for performance reporting purposes.

General and Administrative Expenses

			% Increase	% Increase (Decrease)
	Quarter ended		(Decrease)	Excluding forex
	3/20/10	3/21/09
China Division	$30	$27	12	11
YRI	78	72	7	(2)
U.S.	104	110	(5)	N/A
Unallocated	33	46	(27)	N/A
Worldwide	$245	$255	(4)	(6)

The increase in China Division G&A expenses for the quarter ended March 20, 2010 was driven by increased compensation costs resulting from higher headcount.

The decrease in YRI G&A expenses, excluding the impact of foreign currency translation, for the quarter ended March 20, 2010 was driven by lower project spending, partially offset by increased compensation costs in strategic growth markets resulting from higher headcount.

The decrease in U.S. G&A expenses for the quarter ended March 20, 2010 was driven by the actions taken as part of our U.S. business transformation measures, partially offset by increased litigation costs.

The decrease in Unallocated G&A expenses for the quarter ended March 20, 2010 was driven by the actions taken as part of our U.S. business transformation measures and lapping both higher charitable contributions and litigation costs from 2009.

Worldwide Other (Income) Expense

	Quarter ended
	3/20/10	3/21/09
Equity income from investments in unconsolidated affiliates	$(12)	$(10)
Foreign exchange net (gain) loss and other	2	1
Other (income) expense	$(10)	$(9)

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter ended
	3/20/10	3/21/09	% B/(W)
China Division	$176	$128	37
YRI	141	126	13
U.S.	143	157	(9)
Unallocated Franchise and license fees and income	—	(27)	NM
Unallocated and corporate expenses	(33)	(46)	27
Unallocated Other income (expense)	—	(1)	NM
Unallocated Refranchising gain (loss)	(63)	14	NM
Operating Profit	$364	$351	4

U.S. operating margin	15.3%	15.0%	0.3	ppts
International Division operating margin	20.0%	19.8%	0.2	ppts

China Division Operating Profit increased 37% in the quarter ended March 20, 2010.  The increase was driven by the impact of new unit development, commodity deflation and same store sales growth.

International Division Operating Profit increased 13% in the quarter ended March 20, 2010, including an 11% favorable impact from foreign currency translation.  Excluding the favorable impact from foreign currency translation, International Division Operating Profit increased 2% in the quarter.  The increase was driven by the impact of net unit development, partially offset by lower Company restaurant margin.

U.S. Operating Profit decreased 9% in the quarter ended March 20, 2010.  The decrease was driven by lower same store sales.

Unallocated franchise and license fees and income for the quarter ended March 21, 2009 reflects our reimbursements to, or obligations to reimburse, KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken that has not been allocated to the U.S. segment for performance reporting purposes.

Unallocated refranchising gain (loss) for the quarter ended March 20, 2010 includes a pre-tax non-cash impairment charge of $73 million related to our offer to refranchise a substantial portion of our Company operated KFC restaurants in the U.S.

Interest Expense, Net

	Quarter ended
	3/20/10	3/21/09	% B/(W)
Interest expense	$44	$57	20
Interest income	(3)	(4)	(21)
Interest expense, net	$41	$53	20

Interest expense, net decreased $12 million or 20% for the quarter ended March 20, 2010.  This decrease was primarily driven by a decrease in interest rates on the variable portion of our debt as compared to prior year as well as a decrease in our borrowings.

Income Taxes

	Quarter ended
	3/20/10	3/21/09
Income taxes	$78	$79
Effective tax rate	24.1%	26.5%

Our first quarter 2010 and 2009 effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our first quarter 2010 rate was lower than the prior year primarily due to the favorable impact of foreign and U.S. tax effects attributable to ongoing foreign operations, including a recent foreign law change.  This favorability was partially offset by lapping 2009 adjustments to prior year foreign tax credit balances.

Consolidated Cash Flows

Net cash provided by operating activities was $392 million compared to $297 million in 2009.  The increase was primarily driven by higher operating profit before special items and the lapping of higher prior year payments related to our U.S. business transformation measures, including severance and investments in our U.S. brands.

Net cash used in investing activities was $116 million versus $128 million in 2009.  The decrease was driven by higher capital spending, primarily in YRI, offset by acquisition of restaurants from franchisees in 2009.

Net cash used in financing activities was $190 million versus $99 million in 2009.  The increase was driven by share repurchases, partially offset by higher net borrowings.

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

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  As of March 20, 2010 we also had approximately $1.3 billion in unused capacity under revolving credit facilities that expire in 2012, primarily related to a domestic facility.

Currently our China Division and YRI represent more than 60% of the Company’s operating profit on an annual basis and both generate a significant amount of positive cash flows that we have historically used to fund our international development.  To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including share repurchases, dividends and debt repayments, we have historically been able to do so in a tax efficient manner.  As a result of our substantial international development a significant amount of non-cash undistributed earnings in our foreign subsidiaries is considered indefinitely reinvested as of March 20, 2010.  If we experience an unforeseen decrease in our cash flows from our U.S. business or are unable to refinance future U.S. debt maturities we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

We are currently managing our cash and debt positions in order to maintain our current investment grade ratings from Standard & Poor’s Rating Services (BBB-) and Moody’s Investors Service (Baa3).  As a commitment to maintaining our investment grade rating we improved our capital structure by extending our scheduled debt maturities while reducing our debt outstanding during 2009.  In 2010 we have resumed repurchasing shares of our Common Stock, which we believe we can do while maintaining a capital structure that allows us to remain an investment grade borrower.  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets if necessary.  Based on the amount and composition of our debt at March 20, 2010, which included a minimal amount outstanding under our credit facilities, our interest expense would not materially increase on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

In the quarter ended March 20, 2010, we invested $163 million in capital spending, including approximately $48 million for the China Division, $54 million for the International Division and $61 million in the U.S.

In the quarter ended March 20, 2010, we repurchased shares for $132 million excluding $5 million for share repurchases with settlement dates subsequent to March 20, 2010.  At March 20, 2010, we had remaining capacity to repurchase up to approximately $163 million of outstanding Common Stock (excluding applicable transaction fees) through September 2010 under a September 2009 authorization.  In March 2010, our Board of Directors authorized additional share repurchases through March 2011 of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  No shares have been repurchased under the March 2010 authorization as of March 20, 2010.

During the quarter ended March 20, 2010, we paid cash dividends of $99 million.  Additionally, on March 12, 2010 our Board of Directors approved a cash dividend of $0.21 per share of Common Stock, to be distributed on May 7, 2010 to shareholders of record at the close of business on April 16, 2010.  The Company is targeting an ongoing annual dividend payout ratio of 35% - 40% of net income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 23 participating banks with commitments ranging from $20 million to $113 million.  We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At March 20, 2010, our unused Credit Facility totaled $965 million net of outstanding letters of credit of $170 million.  There were borrowings of $15 million outstanding under the Credit Facility at March 20, 2010.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving credit facility (the “International Credit Facility,” or “ICF”) which matures in November 2012 and includes 6 banks with commitments ranging from $35 million to $90 million.  We believe the syndication reduces our dependency on any one bank.  There was available credit of $337 million and $13 million in borrowings outstanding under the ICF at March 20, 2010. The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

The Credit Facility and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at March 20, 2010 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2011 through 2037 and interest rates ranging from 4.25% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.9 billion at March 20, 2010.

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

New Accounting Pronouncements Not Yet Recognized

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidelines and clarifications for improving disclosures about fair value measurements.  This guidance requires enhanced disclosures for purchases, sales, issuances, and settlements on a gross basis for Level 3 fair value measurements.  We do not anticipate the adoption of this guidance to materially impact the Company.  These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 20, 2010 to the disclosures made in Item 7A of the Company’s 2009 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 20, 2010.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan” or other similar terminology.  These forward-looking statements are based on current expectations and assumptions and upon data available at the time of the statements and are neither predictions nor guarantees of future events or circumstances.  The forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially.  Important factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in the Risk Factors included in Part II, Item 1A of this report, (ii) the risks and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report, (iii) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 26, 2009 and (iv) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 26, 2009.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  In making these statements, we are not undertaking to address or update any risk factor set forth herein, in future filings or communications regarding our business results.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of March 20, 2010 and the related condensed consolidated statements of income and cash flows for the twelve weeks ended March 20, 2010 and March 21, 2009. These condensed consolidated financial statements are the responsibility of YUM’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of YUM as of December 26, 2009, and the related consolidated statements of income, cash flows and shareholders’ equity (deficit) and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated February 17, 2010, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 2 to those consolidated financial statements, in 2009 YUM changed its method of reporting non-controlling interests due to the adoption of new accounting requirements issued by the FASB. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 26, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Louisville, Kentucky
April 21, 2010

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

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends.  The following are some of the more significant factors that could affect our business and our results of operations:

•	Food-borne illnesses (such as E. coli, hepatitis A., trichinosis or salmonella) and food safety issues may have an adverse effect on our business;

•
A significant and growing number of our restaurants are located in China, and our business is increasingly exposed to risk there.  These risks include changes in economic conditions, tax rates, currency exchange rates, laws and consumer preferences, as well as changes in the regulatory environment and increased competition;

•
Our other foreign operations, which are significant and increasing, subject us to risks that could negatively affect our business.  These risks, which can vary substantially by market, include political instability, corruption, social and ethnic unrest, changes in economic conditions, the regulatory environment, tax rates and laws and consumer preferences, as well as changes in the laws that govern foreign investment in countries where our restaurants are operated.  In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates, which may favorably or adversely affect reported earnings;

•	Changes in commodity and other operating costs could adversely affect our results of operations;

•
Shortages or interruptions in the availability or delivery of food or other supplies or other supply chain or business disruptions could adversely affect the availability, quality or cost of items we buy and the operations of our restaurants;

•	Risks associated with the suppliers from whom our products are sourced and the safety of those products could adversely affect our financial performance;

•	Our operating results are closely tied to the success of our franchisees, and any significant inability of our franchisees to operate successfully could adversely affect our operating results;

•	Our results and financial condition could be affected by the success of our refranchising program;

•	We could be party to litigation that could adversely affect us by increasing our expenses or subjecting us to significant money damages and other remedies;

•	Health concerns arising from outbreaks of viruses or other diseases may have an adverse effect on our business;

•
We may not attain our target development goals, which are dependent upon our ability and the ability of our franchisees to upgrade existing restaurants and open new restaurants, and any new restaurants may not produce operating results similar to those of our existing restaurants;

•	Our business may be adversely impacted by general economic conditions globally or in one or more of the markets we serve;

•
Changes in governmental regulations, including changing laws relating to nutritional content, nutritional labeling, product safety and menu labeling regulation, may adversely affect our business operations; and

•	The retail food industry in which we operate is highly competitive.

These risks are described in more detail under “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 26, 2009.  We encourage you to read these risk factors in their entirety.  These risks are not exclusive, and our business and our actual results of operations could also be affected by other risks that we cannot anticipate or that we do not consider to be material based on currently available information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 20, 2010 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 1
12/27/09 – 1/23/10	214,238	$35.01	214,238	$292,500,059

Period 2
1/24/10 – 2/20/10	1,573,943	$33.72	1,573,943	$239,426,783

Period 3
2/21/10 – 3/20/10	2,220,449	$34.28	2,220,449	$463,316,817

Total	4,008,630	$34.10	4,008,630	$463,316,817

In September 2009, our Board of Directors authorized share repurchases, through September 2010, of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended March 20, 2010, approximately 4 million shares were repurchased under this authorization.

In March 2010, our Board of Directors authorized additional share repurchases through March 2011, of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended March 20, 2010, no share repurchases were made pursuant to this authorization.

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

YUM! BRANDS, INC.
(Registrant)

Date:	April 21, 2010	/s/ Ted F. Knopf
Senior Vice President of Finance
and Corporate Controller
(Principal Accounting Officer)