Form 10-Q
period 2010-06-12
YUM BRANDS INC
filed 2010-07-20
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q
(Mark One)
[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 12, 2010

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

The number of shares outstanding of the Registrant’s Common Stock as of July 12, 2010 was 467,001,090 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter		Year to date
Revenues	6/12/10	6/13/09	6/12/10	6/13/09
Company sales	$2,220	$2,152	$4,216	$4,070
Franchise and license fees and income	354	324	703	623
Total revenues	2,574	2,476	4,919	4,693

Costs and Expenses, Net
Company restaurants
Food and paper	699	693	1,324	1,304
Payroll and employee benefits	503	505	964	962
Occupancy and other operating expenses	652	630	1,222	1,172
Company restaurant expenses	1,854	1,828	3,510	3,438
General and administrative expenses	283	281	528	536
Franchise and license expenses	24	25	47	45
Closures and impairment (income) expenses	12	22	16	26
Refranchising (gain) loss	(10)	1	53	(13)
Other (income) expense	(10)	(75)	(20)	(84)
Total costs and expenses, net	2,153	2,082	4,134	3,948
Operating Profit	421	394	785	745
Interest expense, net	42	43	83	96
Income Before Income Taxes	379	351	702	649
Income tax provision	90	45	168	124
Net Income – including noncontrolling interest	289	306	534	525
Net Income – noncontrolling interest	3	3	7	4
Net Income – YUM! Brands, Inc.	$286	$303	$527	$521

Basic Earnings Per Common Share	$0.61	$0.65	$1.11	$1.11

Diluted Earnings Per Common Share	$0.59	$0.63	$1.09	$1.08

Dividends Declared Per Common Share	$0.21	$0.38	$0.42	$0.38

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/12/10	6/13/09
Cash Flows – Operating Activities
Net Income – including noncontrolling interest	$534	$525
Depreciation and amortization	256	246
Closures and impairment (income) expenses	16	26
Refranchising (gain) loss	53	(13)
Contributions to defined benefit pension plans	(19)	(92)
Gain upon consolidation of a former unconsolidated affiliate in China	—	(68)
Deferred income taxes	(78)	(29)
Equity income from investments in unconsolidated affiliates	(20)	(17)
Distributions of income received from unconsolidated affiliates	8	8
Excess tax benefits from share-based compensation	(23)	(43)
Share-based compensation expense	24	26
Changes in accounts and notes receivable	28	(2)
Changes in inventories	(19)	15
Changes in prepaid expenses and other current assets	2	(18)
Changes in accounts payable and other current liabilities	29	(140)
Changes in income taxes payable	54	15
Other, net	(12)	56
Net Cash Provided by Operating Activities	833	495

Cash Flows – Investing Activities
Capital spending	(327)	(342)
Proceeds from refranchising of restaurants	83	63
Acquisition of restaurants from franchisees	(2)	(22)
Acquisitions and investments	—	(56)
Sales of property, plant and equipment	13	8
Other, net	(6)	(7)
Net Cash Used in Investing Activities	(239)	(356)

Cash Flows – Financing Activities
Repayments of long-term debt	(8)	(144)
Revolving credit facilities, three months or less, net	(5)	108
Short-term borrowings by original maturity
More than three months - proceeds	—	—
More than three months - payments	—	—
Three months or less, net	(3)	4
Repurchase shares of Common Stock	(247)	—
Excess tax benefits from share-based compensation	23	43
Employee stock option proceeds	44	77
Dividends paid on Common Stock	(197)	(175)
Other, net	(19)	5
Net Cash Used in Financing Activities	(412)	(82)
Effect of Exchange Rates on Cash and Cash Equivalents	(5)	(6)
Net Increase in Cash and Cash Equivalents	177	51
Change in Cash and Cash Equivalents due to consolidation of an entity in China	—	17
Cash and Cash Equivalents - Beginning of Period	353	216
Cash and Cash Equivalents - End of Period	$530	$284

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	6/12/10	12/26/09
ASSETS
Current Assets
Cash and cash equivalents	$530	$353
Accounts and notes receivable, net	260	239
Inventories	138	122
Prepaid expenses and other current assets	340	314
Deferred income taxes	107	81
Advertising cooperative assets, restricted	89	99
Total Current Assets	1,464	1,208

Property, plant and equipment, net	3,694	3,899
Goodwill	613	640
Intangible assets, net	444	462
Investments in unconsolidated affiliates	132	144
Other assets	529	544
Deferred income taxes	269	251
Total Assets	$7,145	$7,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,338	$1,413
Income taxes payable	69	82
Short-term borrowings	717	59
Advertising cooperative liabilities	89	99
Total Current Liabilities	2,213	1,653

Long-term debt	2,518	3,207
Other liabilities and deferred credits	1,188	1,174
Total Liabilities	5,919	6,034

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 467 shares and 469 shares issued in 2010 and 2009, respectively	87	253
Retained earnings	1,325	996
Accumulated other comprehensive income (loss)	(263)	(224)
Total Shareholders’ Equity – YUM! Brands, Inc.	1,149	1,025
Noncontrolling interest	77	89
Total Shareholders’ Equity	1,226	1,114
Total Liabilities and Shareholders’ Equity	$7,145	$7,148

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

At the beginning of 2010 we began reporting information for our Thailand and KFC Taiwan businesses within our International Division as a result of changes to our management reporting structure.  These businesses now report to the President of YRI, whereas previously they reported to the President of the China Division.  While this reporting change did not impact our consolidated results, segment information for previous periods has been restated to be consistent with the current period presentation throughout the Financial Statements and Notes thereto.  For the quarter and year to date ended June 13, 2009 this restatement resulted in a decrease in Company sales of $64 million and $111 million, respectively, for the China Division.  For the quarter and year to date ended June 13, 2009, this restatement resulted in an insignificant impact on and a decrease to operating profit of $3 million, respectively, for the China Division. Any impact of the restatement on the China Division reported figures was offset by the impact to the International Division reported figures.

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

As discussed in Note 4, in the quarter ended June 13, 2009 we began consolidating the entity that operates the KFCs in Shanghai, China.  The increase in cash related to the consolidation of this entity’s cash balance ($17 million) is presented as a single line item on our Condensed Consolidated Statement of Cash Flows.

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2009 Form 10-K, our financial position as of June 12, 2010, and the results of our operations for the quarters and years to date ended June 12, 2010 and June 13, 2009 and cash flows for the years to date ended June 12, 2010 and June 13, 2009.  Our results of operations and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	6/12/10	6/13/09	6/12/10	6/13/09
Net Income – YUM! Brands, Inc.	$286	$303	$527	$521

Weighted-average common shares outstanding (for basic calculation)	473	470	474	468
Effect of dilutive share-based employee compensation	12	13	11	13
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	485	483	485	481
Basic EPS	$0.61	$0.65	$1.11	$1.11
Diluted EPS	$0.59	$0.63	$1.09	$1.08
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	0.9	13.9	4.7	14.6

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the year to date ended June 12, 2010, as indicated below.  All amounts exclude applicable transaction fees.  We had no share repurchases in the year to date ended June 13, 2009.

		Shares Repurchased (thousands)	Dollar Value of Shares Repurchased		Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	Authorization Expiration Date	2010	2010		2010
September 2009	September 2010	6,848	$252		$48
March 2010	March 2011	—	—		300
Total		6,848	$252	(a)	$348

(a)	Amount includes the effect of $5 million in share repurchases (0.1 million shares) with trade dates prior to June 12, 2010 but with settlement dates subsequent to June 12, 2010.

Comprehensive income was as follows:
	Quarter ended		Year to date
	6/12/10	6/13/09	6/12/10	6/13/09
Net Income – YUM! Brands, Inc.	$286	$303	$527	$521
Foreign currency translation adjustment	(16)	73	(47)	65
Changes in fair value of derivatives, net of tax	10	(12)	34	1
Reclassification of derivative (gains) losses to Net Income, net of tax	(13)	12	(35)	7
Reclassification of pension actuarial losses to Net Income, net of tax	5	3	9	5
Total comprehensive income	$272	$379	$488	$599

A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling interest as of December 26, 2009	$89
Net Income – noncontrolling interest	7
Dividends declared	(19)
Noncontrolling interest as of June 12, 2010	$77

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

In the quarter and year to date ended June 12, 2010, we recorded a pre-tax refranchising gain of $5 million and a pre-tax refranchising loss of $51 million, respectively, in the U.S.  In the quarter and year to date ended June 13, 2009, we recorded pre-tax gains of $1 million and $15 million, respectively, from refranchising in the U.S.  The loss recorded in the year to date ended June 12, 2010 is the net result of gains from 71 restaurants sold and non-cash impairment charges related to our offers to refranchise restaurants in the U.S. in the quarter ended March 20, 2010, principally a substantial portion of our Company operated KFC restaurants.  See the Facility Actions section for further detail.

In connection with our G&A productivity initiatives and realignment of resources we recorded pre-tax charges of $2 million and $5 million in the quarters ended June 12, 2010 and June 13, 2009, respectively, and pre-tax charges of $5 million and $9 million in the years to date ended June 12, 2010 and June 13, 2009, respectively.  The unpaid current liability for the severance portion of these charges was $3 million as of June 12, 2010.  Severance payments in the quarter and year to date ended June 12, 2010 totaled approximately $2 million and $4 million, respectively.

Additionally, the Company recognized a reduction to Franchise and license fees and income of $4 million and $31 million pre-tax, in the quarter and year to date ended June 13, 2009, respectively, related to investments in our U.S. Brands.  These investments reflect our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  The reimbursements were recorded as a reduction to franchise and license fees and income as we would not have provided the reimbursements absent the ongoing franchise relationship.

We are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes as we do not believe they are indicative of our ongoing operations.  Additionally , we are not including the depreciation reduction of $3 million for the quarter ended June 12, 2010 arising from the impairment of the KFCs offered for sale in the quarter ended March 20, 2010 within our U.S. segment for performance reporting purposes.  Rather, we are recording such reduction as a credit within unallocated Occupancy and other operating expenses resulting in depreciation expense for these restaurants continuing to be recorded in the U.S. segment at the rate at which it was prior to the impairment charge being recorded.

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

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Condensed Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate. From the date of the acquisition we have reported the results of operations for the entity in the appropriate line items of our Condensed Consolidated Statements of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded in Net Income – noncontrolling interest.  For the quarter and year to date ended June 12, 2010 the consolidation of the existing restaurants upon acquisition increased Company sales by $46 million and $98 million, respectively, and decreased Franchise and license fees and income by $3 million and $6 million, respectively.  For the quarter and year to date ended June 12, 2010, the consolidation of the existing restaurants upon acquisition increased Operating Profit by $1 million and $3 million, respectively.

The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2009 would not have been significant.

Facility Actions

Refranchising (gain) loss, Store closure (income) costs and Store impairment charges by reportable segment are as follows:

	Quarter ended June 12, 2010
	China Division	YRI	U.S.	Worldwide
Refranchising (gain) loss(a)	$(4)	$(1)	$(5)	$(10)

Store closure (income) costs(d)	$—	$(1)	$—	$(1)
Store impairment charges	5	2	6	13
Closure and impairment (income) expenses	$5	$1	$6	$12

	Quarter ended June 13, 2009
	China Division	YRI	U.S.	Worldwide
Refranchising (gain) loss(a)	$—	$2	$(1)	$1

Store closure (income) costs(d)	$(1)	$—	$2	$1
Store impairment charges	4	5	12	21
Closure and impairment (income) expenses	$3	$5	$14	$22

	Year to date ended June 12, 2010
	China Division	YRI	U.S.	Worldwide
Refranchising (gain) loss(a)(b)(c)	$(4)	$6	$51	$53

Store closure (income) costs(d)	$—	$(1)	$1	$—
Store impairment charges	5	4	7	16
Closure and impairment (income) expenses	$5	$3	$8	$16

	Year to date ended June 13, 2009
	China Division	YRI	U.S.	Worldwide
Refranchising (gain) loss(a)	$—	$2	$(15)	$(13)

Store closure (income) costs(d)	$—	$1	$3	$4
Store impairment charges	4	5	13	22
Closure and impairment (income) expenses	$4	$6	$16	$26

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)
During the quarter ended March 20, 2010 we refranchised all of our remaining company restaurants in Taiwan, which consisted of 124 KFCs.  We included in our financial statements a non-cash write off of $7 million of goodwill in determining the loss on refranchising of Taiwan.  The amount of goodwill write-off was based on the relative fair values of the Taiwan business disposed of and the portion of the business that was retained.  The fair value of the business disposed of was determined by reference to the discounted value of the future cash flows expected to be generated by the restaurants and retained by the franchisee, which include a deduction for the anticipated royalties the franchisee will pay the Company associated with the franchise agreement entered into in connection with this refranchising transaction. The fair value of the Taiwan business retained consists of expected, net cash flows to be derived from royalties from franchisees, including the royalties associated with the franchise agreement entered into connection with this refranchising transaction.  We believe the terms of the franchise agreement entered into in connection with the Taiwan refranchising are substantially consistent with market.  The remaining carrying value of goodwill related to our Taiwan business of $30 million, after the aforementioned write-off, was determined not to be impaired as the fair value of the Taiwan reporting unit exceeds its carrying amount.

(c)
U.S. refranchising loss for the year to date ended June 12, 2010 is the net result of gains from 71 restaurants sold and non-cash impairment charges related to our offers to refranchise restaurants in the U.S.  During the quarter ended March 20, 2010 we offered to refranchise a substantial portion of our Company operated KFCs in the U.S.  While we do not yet believe this restaurant group meets the criteria to be classified as held for sale, we did, consistent with our historical policy, review the restaurant group for impairment as a result of our offer to refranchise.  We determined that the carrying value of the restaurant group was not recoverable based upon our estimate of expected refranchising proceeds and holding period cash flows anticipated while we continue to operate the restaurants as company units.  Accordingly, we wrote this restaurant group down to our estimate of its fair value, which is based on the sales price we would expect to receive from a franchisee for the restaurant group.  This fair value determination considered current market conditions, real-estate values, trends in the KFC-U.S. business, prices for similar transactions in the restaurant industry and preliminary offers for the restaurant group to date and resulted in a non-cash write down of the restaurants’ carrying value totaling $73 million.  No further impairment was recorded in the quarter ended June 12, 2010 as we believe the current carrying value of the restaurants, adjusted for the write down described in the previous sentence, is recoverable at June 12, 2010.  We continued to depreciate the pre-impairment charge carrying value of these restaurants through the quarter ended March 20, 2010  and in the quarter ended June 12, 2010 continued to depreciate the post-impairment charge carrying value.  We will continue to depreciate the post-impairment charge carrying value going forward until the date we believe the held for sale criteria for the restaurant group are met.  Additionally, we will continue to review the restaurant group for any further necessary impairment.  The $73 million write down does not include any allocation of the KFC reporting unit goodwill in the restaurant group carrying value.  This additional non-cash write down would be recorded, consistent with our historical policy, if the restaurant group ultimately  meets the criteria to be classified as held for sale.  If the restaurant group is ultimately sold, we will also be required to record a charge for the fair value of our guarantee of future lease payments for leases we assign to the franchisee.

(d)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

Assets held for sale at June 12, 2010 and December 26, 2009 total $26 million and $32 million, respectively, of U.S. property, plant and equipment and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

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

In June 2009, the FASB issued guidance on transfers and servicing of financial assets, requiring more information about transfers of financial assets, eliminating the qualifying special purpose entity concept, changing the requirements for derecognizing financial assets and requiring additional disclosures.  The FASB also issued guidance for determining whether an entity is a variable interest entity, that modifies the methods allowed for determining the primary beneficiary of a variable interest entity, that requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and that requires enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  The adoption of this guidance did not impact the Company’s Condensed Consolidated Financial Statements for the quarter or year to date ended June 12, 2010.  See Note 13 for additional information on an entity that operates a lending program on behalf of the Company’s franchisees.

Note 6 - Other (Income) Expense

	Quarter ended		Year to date
	6/12/10	6/13/09	6/12/10	6/13/09
Equity income from investments in unconsolidated affiliates	$(8)	$(7)	$(20)	$(17)
Gain upon consolidation of former unconsolidated affiliate in China(a)	—	(68)	—	(68)
Foreign exchange net (gain) loss and other	(2)	—	—	1
Other (income) expense	$(10)	$(75)	$(20)	$(84)

(a)	See Note 4 for further discussion of the consolidation of a former unconsolidated affiliate in China.

Note 7 – Supplemental Balance Sheet Information

	6/12/10	12/26/09
Accounts and notes receivable	$294	$274
Allowance for doubtful accounts	(34)	(35)
Accounts and notes receivable, net	$260	$239

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

	6/12/10	12/26/09
Property, plant and equipment, gross	$7,081	$7,247
Accumulated depreciation and amortization	(3,387)	(3,348)
Property, plant and equipment, net	$3,694	$3,899

Note 8 – Income Taxes

	Quarter ended		Year to date
	6/12/10	6/13/09	6/12/10	6/13/09
Income taxes	$90	$45	$168	$124
Effective tax rate	23.8%	12.8%	24.0%	19.1%

Our second quarter and year to date 2010 and 2009 effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our second quarter 2010 rate was higher than the prior year primarily due to lapping certain items from 2009.  These items include: the reversal of foreign valuation allowances associated with certain deferred tax assets we now believe are more likely than not to be utilized on future tax returns; a one-time $68 million gain recognized upon our acquisition of additional interest in, and consolidation of, the entity that operates the KFCs in Shanghai, China, which resulted in no related tax expense; and adjustments to reserves in certain foreign jurisdictions and prior year foreign tax credit balances.

Year to date, our effective tax rate was higher than the prior year due to lapping 2009 items, as described above.  This was partially offset by the favorable impact of foreign and U.S. tax effects attributable to ongoing foreign operations, including a recent foreign law change.

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The RAR includes a proposed adjustment related to buy-in payments in connection with the sale of ownership rights of trademarks and systems between Yum and certain foreign subsidiaries.  The proposed adjustment would result in additional taxable income of approximately $2 billion for these years and approximately $700 million of additional taxes plus net interest to date of approximately $140 million.  Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006.  The potential additional taxes for these later years, through 2009, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $280 million plus net interest to date of approximately $15 million.

We believe that the Company has properly reported taxable income and paid taxes in accordance with applicable laws and that the proposed adjustment is inconsistent with applicable income tax laws, Treasury Regulations and relevant case law.  We intend to defend our position vigorously and have filed a protest with the IRS.  As the final resolution of the proposed adjustment remains uncertain, the Company will continue to provide for its position in this matter based on the tax benefit that we believe is the largest amount that is more likely than not to be realized upon settlement of this issue.  There can be no assurance that payments due upon final resolution of this issue will not exceed our currently recorded reserve and such payments could have a material adverse effect on our financial position.  Additionally, if increases to our reserves are deemed necessary due to future developments related to this issue, such increases could have a material, adverse effect on our results of operations as they are recorded.  The Company does not expect resolution of this matter within twelve months and cannot predict with certainty the timing of such resolution.

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

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	6/12/10	6/13/09	6/12/10	6/13/09
China Division	$887	$728	$1,595	$1,297
YRI(a)	693	653	1,397	1,282
U.S.	994	1,099	1,927	2,145
Unallocated Franchise and license fees and income(b)(c)	—	(4)	—	(31)
	$2,574	$2,476	$4,919	$4,693

	Quarter ended		Year to date
Operating Profit	6/12/10	6/13/09	6/12/10	6/13/09
China Division (d)	$139	$105	$315	$233
YRI	122	100	263	226
United States	184	169	327	326
Unallocated Franchise and license fees and income(b)(c)	—	(4)	—	(31)
Unallocated Occupancy and other(c)	3	—	3	—
Unallocated and corporate expenses(c)	(37)	(43)	(70)	(89)
Unallocated Other income (expense)(c)(e)	—	68	—	67
Unallocated Refranchising gain (loss)(c)	10	(1)	(53)	13
Operating Profit	421	394	785	745
Interest expense, net	(42)	(43)	(83)	(96)
Income Before Income Taxes	$379	$351	$702	$649

(a)
Includes revenues of $247 million and $236 million for the quarters ended June 12, 2010 and June 13, 2009, respectively, and $504 million and $469 million for the years to date ended June 12, 2010 and June 13, 2009, respectively, for entities in the United Kingdom.

(b)	Amount consists of reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken (See Note 4).

(c)	Amounts have not been allocated to the China Division, YRI or U.S. segments for performance reporting purposes.

(d)
Includes equity income from investments in unconsolidated affiliates of $8 million and $7 million for the quarters ended June 12, 2010 and June 13, 2009, respectively, and $20 million and $17 million for the years to date ended June 12, 2010 and June 13, 2009, respectively.

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

The components of net periodic benefit cost associated with our U.S. pension plans and significant International pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended		Quarter ended
	6/12/10	6/13/09	6/12/10	6/13/09
Service cost	$6	$6	$2	$1
Interest cost	14	14	2	1
Expected return on plan assets	(16)	(14)	(3)	(2)
Amortization of net loss	6	3	1	1
Net periodic benefit cost	$10	$9	$2	$1

	U.S. Pension Plans		International Pension Plans
	Year to date		Year to date
	6/12/10	6/13/09	6/12/10	6/13/09
Service cost	$12	$12	$3	$2
Interest cost	28	27	4	3
Expected return on plan assets	(32)	(27)	(5)	(3)
Amortization of net loss	11	6	1	1
Net periodic benefit cost	$19	$18	$3	$3

We made no contributions to the Plan during the year to date ended June 12, 2010 and no contributions to the Plan are anticipated in 2010.  We made contributions of $15 million to our U.K. Plans during the year to date ended June 12, 2010.

Note 11 - Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At June 12, 2010, our interest rate derivative instruments outstanding had notional amounts of $925 million and have been designated as fair value hedges of a portion of our debt.  The critical terms of these swaps, including reset dates and floating rate indices match those of our underlying fixed-rate debt and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item.  At June 12, 2010, foreign currency forward contracts outstanding had a total notional amount of $368 million.

The fair values of derivatives designated as hedging instruments as of June 12, 2010 and December 26, 2009 were:

	6/12/2010	12/26/09	Condensed Consolidated Balance Sheet Location
Interest Rate Swaps - Asset	$15	$—	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	31	44	Other assets
Foreign Currency Forwards - Asset	36	6	Prepaid expenses and other current assets
Foreign Currency Forwards - Liability	(4)	(3)	Accounts payable and other current liabilities
Total	$78	$47

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $12 million and $26 million to Short-term borrowings and long-term debt, respectively, at June 12, 2010 and as an addition of $36 million to long-term debt at December 26, 2009.  During the quarter and year to date ended June 12, 2010, Interest expense, net was reduced by $8 million and $15 million, respectively, for recognized gains on these interest rate swaps.  During the quarter and year to date ended June 13, 2009, Interest expense, net was reduced by $15 million and $18 million, respectively for recognized gains on these interest rate swaps.

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Other Comprehensive Income (“OCI”) and reclassified into income from OCI:

	Quarter ended		Year to date
	6/12/10	6/13/09	6/12/10	6/13/09
Gains (losses) recognized into OCI, net of tax	$10	$(12)	$34	$1
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$13	$(12)	$35	$(7)

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Condensed Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the quarters and years to date ended June 12, 2010 and June 13, 2009.

Additionally, we had a net deferred loss of $13 million, net of tax, as of June 12, 2010 within Accumulated OCI due to treasury locks and forward starting interest rate swaps that have been cash settled, as well as outstanding foreign currency forward contracts.  The majority of this loss arose from the settlement of forward stating interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being reclassed into earnings through 2037 to interest expense.  In the quarters and years to date ended June 12, 2010 and June 13, 2009, an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At June 12, 2010, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 12 - Fair Value Disclosures

The following table presents the fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the year to date ended June 12, 2010.

	Fair Value
	Level	6/12/10	12/26/09
Foreign Currency Forwards, net	2	$32	$3
Interest Rate Swaps, net	2	46	44
Other Investments	1	13	13
Total		$91	$60

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.  The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities and their fair value is determined based on the closing market prices of the respective mutual funds as of June 12, 2010 and December 26, 2009.

In the quarter and year to date ended June 12, 2010, we recorded impairment charges of $10 million and $87 million, respectively, to write down long-lived assets of certain restaurants or groups of restaurants to their estimated fair values.  The long-lived assets of these restaurants were deemed to be impaired on a held for use basis.  The fair value measurements used in these impairment evaluations were made using significant unobservable inputs (Level 3).  The $10 million impairment charge in the quarter ended June 12, 2010 was recorded in Closures and impairment (income) expenses.  Of the $87 million impairment charge recorded in the year to date June 12, 2010, $10 million was recorded in Closures and impairment (income) expenses and $77 million was recorded in Refranchising (gain) loss.

In both the quarter and year to date ended June 12, 2010, we recorded impairment charges of $10 million in Closure and impairment (income) expenses resulting from our semi-annual impairment evaluation of  long lived assets of individual restaurants that are currently being operated and have not been offered for refranchising.  In the year to date ended June 12, 2010, we recorded non-cash impairment charges of $77 million in Refranchising (gain) loss to write down the long-lived assets of restaurant groups being offered for refranchising to their estimated fair value.  The long-lived assets of these restaurant groups, which consist of approximately 650 restaurants, were deemed impaired on a held for use basis.  The fair values used in our impairment evaluations were an estimate of the sales prices we would anticipate receiving from a franchisee for the restaurants groups.

At June 12, 2010 the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.3 billion, compared to their carrying value of $3 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Note 13 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2026.  As of June 12, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $500 million.  The present value of these potential payments discounted at our pre-tax cost of debt at June 12, 2010 was approximately $425 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at June 12, 2010 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs.  As part of this agreement, we have provided a partial guarantee of approximately $15 million and two letters of credit totaling approximately $23 million in support of the franchisee loan program at June 12, 2010.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were $61 million with an additional $19 million available for lending at June 12, 2010.  We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties.

In addition to the guarantee described above, YUM has provided guarantees of $33 million on behalf of franchisees for several equipment financing programs related to specific initiatives, the most significant of which was the purchase of ovens by KFC franchisees for the launch of Kentucky Grilled Chicken.  The total loans outstanding under these equipment financing programs were approximately $37 million at June 12, 2010.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ coverage including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, “property and casualty losses”).  To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to self-insure the risks of loss up to defined maximum per occurrence retentions on a line by line basis or to combine certain lines of coverage into one loss pool with a single self-insured aggregate retention.  The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence or aggregate retention.  The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.  As of June 12, 2010 and December 26, 2009, we had liabilities recorded for self-insured property and casualty losses of $160 million and $173 million, respectively.

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

On January 20, 2006, the district court denied LJS’s motion to vacate the Class Determination Award and the United States Court of Appeals for the Fourth Circuit affirmed the district court’s decision on January 28, 2008.  A petition for a writ of certiorari filed in the United States Supreme Court seeking a review of the Fourth Circuit’s decision was denied on October 7, 2008.  The parties participated in mediation on April 24, 2008, on February 28, 2009, and again on November 18, 2009 without reaching resolution.  Arbitration on liability during a portion of the alleged restitution policy period began in November, 2009 and, after a delay at the request of the plaintiffs, concluded in June, 2010 and a ruling on liability for that portion of the policy period is expected in August.  Arbitration with respect to the remaining alleged restitution policy period has not been scheduled.

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

Based on plaintiffs’ revised class definition in their class certification motion, Taco Bell removed the case to federal court in San Diego on August 29, 2008.  On March 17, 2009, the court granted plaintiffs’ motion to remand.  On January 29, 2010, the court granted the plaintiffs’ class certification motion with respect to the unpaid overtime claims of RGMs and Market Training Managers but denied class certification on the meal period claims.  The parties participated in mediation on May 26, 2010 without reaching resolution.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  We have provided for a reasonable estimate of the cost of this lawsuit.  However, in view of the inherent uncertainties of litigation, there can be no assurance that this lawsuit will not result in losses in excess of those currently provided for in our Condensed Consolidated Financial Statements.

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

On September 28, 2009, a putative class action styled Marisela Rosales v. Taco Bell Corp. was filed in Orange County Superior Court.  The plaintiff, a former Taco Bell crew member, alleges that Taco Bell failed to timely pay her final wages upon termination, and seeks restitution and late payment penalties on behalf of herself and similarly situated employees.  This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above.  Taco Bell removed the case to federal court on November 5, 2009, and subsequently filed a motion to dismiss, stay or transfer the case to the same district court as the In Re Taco Bell Wage and Hour Actions case.  The parties stipulated to remand of the case to Orange County Superior Court on March 18, 2010.  The state court granted Taco Bell’s motion to stay the Rosales case on May 28, 2010, but required Taco Bell to give notice to Rosales’ counsel of the In Re Taco Bell Wage and Hour Actions mediation.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On October 14, 2008, a putative class action, styled Kenny Archila v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.  KFC removed the case to the United States District Court for the Central District of California on January 7, 2009.  On July 7, 2009, the Judge ruled that the case would not go forward as a class action.  Plaintiff also sought recovery of civil penalties under the California Private Attorney General Act as a representative of other “aggrieved employees.”  On August 3, 2009, the Court ruled that the plaintiff could not assert such claims and the case had to proceed as a single plaintiff action.  On the eve of the August 18, 2009 trial, the plaintiff stipulated to a dismissal of his individual claims with prejudice but reserved his right to appeal the Court’s rulings regarding class and PAGA claims.  KFC reserved its right to make any and all challenges to the appeal.  On or about September 16, 2009, plaintiff filed a notice of appeal.  Plaintiff filed his opening appellate brief on March 31, 2010, KFC filed its opposition brief on May 28, 2010 and plaintiff filed his reply brief on June 25, 2010.

KFC denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On October 2, 2009, a putative class action, styled Domonique Hines v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.  Plaintiff is a current non-managerial KFC restaurant employee represented by the same counsel that filed the Archila action described above.  KFC filed an answer on October 28, 2009, in which it denied plaintiff’s claims and allegations.  KFC removed the action to the United States District Court for the Southern District of California on October 29, 2009.  KFC filed a motion to transfer the action to the Central District of California due to the overlapping nature of the claims in this action and the Archila action.  Plaintiff filed a motion to remand the action to state court.  The District Court denied both motions.  Plaintiff filed a motion for class certification on May 20, 2010, and a hearing with respect to plaintiff’s motion, which KFC has opposed, is scheduled for July 30, 2010.  Discovery with respect to the class certification motion is ongoing.  No trial date has been set.

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

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  Taco Bell has taken steps to address potential architectural and structural compliance issues at the restaurants in accordance with applicable state and federal disability access laws.  The costs associated with addressing these issues have not significantly impacted our results of operations.  It is not possible at this time to reasonably estimate the probability or amount of liability for monetary damages on a class wide basis to Taco Bell.

On March 14, 2007, a lawsuit styled Boskovich Farms, Inc. v. Taco Bell Corp. and Does 1 through 100 was filed in the Superior Court of the State of California, Orange County.  Boskovich Farms, a supplier of produce to Taco Bell, alleged in its complaint, among other things, that it suffered damage to its reputation and business as a result of publications and/or statements it claims were made by Taco Bell in connection with Taco Bell’s reporting of results of certain tests conducted during investigations on green onions used at Taco Bell restaurants.  The parties participated in mediation on April 10, 2008, without reaching resolution.  The arbitration panel heard the parties’ cross motions for summary judgment on August 12, 2009.  On August 14, 2009, the arbitration panel issued an opinion granting Taco Bell’s motion for summary judgment and dismissing all of Boskovich’s claims with prejudice.  On September 23, 2009, Boskovich filed a motion to vacate the arbitration award.  On January 6, 2010 the court heard oral arguments on Boskovich’s motion to vacate and took the matter under submission.  On March 24, 2010, the court denied plaintiff’s motion and confirmed the arbitration award.  Boskovich appealed to the Kentucky Court of Appeals on April 23, 2010.  Taco Bell filed its response on May 19, 2010 and reserved the right to seek attorneys’ fees for the cost of the appeals.  Taco Bell denies liability and intends to vigorously defend against all claims in any arbitration and the lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On July 9, 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the United States District Court for the District of Colorado.  The complaint alleges that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the Fair Labor Standards Act (FLSA) and Colorado state law.  On January 4, 2010, plaintiffs filed a motion for conditional certification of a nationwide class of current and former Pizza Hut, Inc. delivery drivers.  However, on March 11, 2010, the court granted Pizza Hut’s pending motion to dismiss for failure to state a claim, with leave to amend.  On March 31, 2010, plaintiffs filed an amended complaint, which in addition to the federal FLSA claims asserts state-law class action claims under the laws of 16 different states.  Pizza Hut has filed a motion to dismiss the amended complaint.

Pizza Hut denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of these cases cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

We are engaged in various other legal proceedings and have certain unresolved claims pending, the ultimate liability for which, if any, cannot be determined at this time.  However, based upon consultation with legal counsel, we are of the opinion that such proceedings and claims are not expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial condition or results of operations.

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

At the beginning of 2010 we began reporting information for our Thailand and KFC Taiwan businesses within our International Division as a result of changes to our management reporting structure.  These businesses now report to the President of YRI, whereas previously they reported to the President of our China Division.  While this reporting change did not impact our consolidated results, segment information for previous periods has been restated to be consistent with the current period presentation.

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

Details of our 2010 Guidance by division and updates, if available, can be found online at http://www.yum.com/investors.

Quarter Ended June 12, 2010 Highlights

•	Diluted EPS growth of 17% or $0.58 per share.

•	Worldwide operating profit grew 21% prior to foreign currency translation, including 33% in China, 10% in the U.S., and 7% in YRI.

•	Worldwide system sales growth prior to foreign currency translation of 4% including 15% in China, 4% in YRI, and 1% in the U.S.

•	Worldwide restaurant margin improvement of over 1 percentage point driven by China and the U.S.

•	Share repurchases, on a trade date basis, totaled $115 million for 2.8 million shares at an average price of $40 per share.

All preceding comparisons are versus the same period a year ago and exclude the impact of Special Items.  See the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for a description of Special Items.

Results of Operations

	Quarter ended				Year to date
	6/12/10	6/13/09	% B/(W)		6/12/10	6/13/09	% B/(W)
Company sales	$2,220	$2,152	3		$4,216	$4,070	4
Franchise and license fees and income	354	324	9		703	623	13
Total revenues	$2,574	$2,476	4		$4,919	$4,693	5
Company restaurant profit	$366	$324	13		$706	$632	12

% of Company sales	16.5%	15.1%	1.4	ppts	16.8%	15.5%	1.3	ppts

Operating Profit	421	394	7		785	745	5
Interest expense, net	42	43	5		83	96	13
Income tax provision	90	45	NM		168	124	(36)
Net Income – including noncontrolling interest	289	306	(5)		534	525	2
Net Income – noncontrolling interest	3	3	(35)		7	4	(78)
Net Income – YUM! Brands, Inc.	$286	$303	(6)		$527	$521	1

Diluted earnings per share (a)	$0.59	$0.63	(6)		$1.09	$1.08	—

(a)	See Note 2 for the number of shares used in this calculation.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters and/or years to date ended June 12, 2010 and June 13, 2009 and/or could impact comparability with the remainder of our results in 2010 or beyond.  Certain of these factors were previously discussed in our 2009 Form 10-K.

Special Items

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results for the quarters and years to date ended June 12, 2010 and June 13, 2009 on a basis before Special Items.  Included in Special Items are the impact of measures we took to transform our U.S. business (“the U.S. business transformation measures”) including the U.S. refranchising gain (loss), the depreciation reduction arising from the impairment of KFC restaurants we offered to sell in the first quarter of 2010, charges relating to U.S. G&A productivity initiatives, realignment of resources and investments in our U.S. Brands, as well as the 2010 loss recognized upon refranchising of an equity market outside the U.S. and the 2009 gain upon our acquisition of additional ownership in, and consolidation of, the operating entity that owns the KFCs in Shanghai, China.  These amounts are further described below.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in our China Division, YRI or U.S. segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in the quarters and years to date ended June 12, 2010 and June 13, 2009 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Quarter ended		Year to date
	6/12/10	6/13/09	6/12/10	6/13/09
Detail of Special Items
Gain upon consolidation of a former unconsolidated affiliate in China	$—	$68	$—	$68
Loss upon refranchising of an equity market outside the U.S.	—	—	(7)	—
U.S. Refranchising gain (loss)	5	1	(51)	15
Depreciation reduction from KFC restaurants impaired upon offer to sell	3	—	3	—
Charges relating to U.S. G&A productivity initiatives and realignment of resources	(2)	(5)	(5)	(9)
Investments in our U.S. Brands	—	(4)	—	(31)
Total Special Items Income (Expense)	6	60	(60)	43
Tax Benefit (Expense) on Special Items(a)	(2)	3	20	9
Special Items Income (Expense), net of tax	$4	$63	$(40)	$52
Average diluted shares outstanding	485	483	485	481
Special Items diluted EPS	$0.01	$0.13	$(0.08)	$0.11

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$415	$334	$845	$702
Special Items Income (Expense)	6	60	(60)	43
Reported Operating Profit	$421	$394	$785	$745

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.58	$0.50	$1.17	$0.97
Special Items EPS	0.01	0.13	(0.08)	0.11
Reported EPS	$0.59	$0.63	$1.09	$1.08

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	23.6%	16.4%	24.7%	22.0%
Impact on Tax Rate as a result of Special Items(a)	0.2	(3.6)	(0.7)	(2.9)
Reported Effective Tax Rate	23.8%	12.8%	24.0%	19.1%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

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

In the quarter and year to date ended June 12, 2010, we recorded a pre-tax refranchising gain of $5 million and a pre-tax refranchising loss of $51 million, respectively, in the U.S.  The loss recorded in the year to date ended June 12, 2010 is the net result of gains from 71 restaurants sold and non-cash impairment charges related to our offers to refranchise restaurants in the U.S., principally a substantial portion of our Company operated KFCs.  The non-cash impairment charges related to our offers to refranchise a substantial portion of our Company operated KFC restaurants in the U.S. decreased depreciation expense by $3 million in the quarter and year to date ended June 12, 2010.  This depreciation reduction was recorded as a Special Item, resulting in depreciation expense in the U.S. segment results continuing to be recorded at the rate at which it was prior to the impairment charge being recorded for these restaurants.  In the quarter and year to date ended June 13, 2009, we recorded pre-tax refranchising gains of $1 million and $15 million, respectively, in the U.S.  The refranchising gains and losses are more fully discussed in Note 4 and the Store Portfolio Strategy section of the MD&A.

In connection with our G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs) we recorded pre-tax charges of $2 million and $5 million in the quarters ended June 12, 2010 and June 13, 2009, respectively.  In the years to date ended June 12, 2010 and June 13, 2009, we recorded pre-tax charges of $5 million and $9 million, respectively.

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

Refranchising of an International Equity Market

During the quarter ended March 20, 2010 we refranchised all of our remaining company restaurants in Taiwan, which consisted of 124 KFCs.  We included in our financial statements a non-cash write off of $7 million of goodwill in determining the loss on refranchising of Taiwan.  The amount of goodwill write-off was based on the relative fair values of the Taiwan business disposed of and the portion of the business that was retained.  The fair value of the business disposed of was determined by reference to the discounted value of the future cash flows expected to be generated by the restaurants and retained by the franchisee, which include a deduction for the anticipated royalties the franchisee will pay the Company associated with the franchise agreement entered into in connection with this refranchising transaction. The fair value of the Taiwan business retained consists of expected, net cash flows to be derived from royalties from franchisees, including the royalties associated with the franchise agreement entered into connection with this refranchising transaction.  We believe the terms of the franchise agreement entered into in connection with the Taiwan refranchising are substantially consistent with market.  The remaining carrying value of goodwill related to our Taiwan business of $30 million, after the aforementioned write-off, was determined not to be impaired as the fair value of the Taiwan reporting unit exceeds its carrying amount.

Consolidation of a Former Unconsolidated Affiliate in China

On May 4, 2009 we acquired an additional 7% ownership in the entity that operates more than 200 KFCs in Shanghai, China for $12 million, increasing our ownership to 58%.  Prior to our acquisition of this additional interest, this entity was accounted for as an unconsolidated affiliate under the equity method of accounting.  Concurrent with the acquisition we received additional rights in the governance of the entity and thus we began consolidating the entity upon acquisition.  As required by GAAP, we remeasured our previously held 51% ownership in the entity, which had a recorded value of $17 million at the date of acquisition, at fair value and recognized a gain of $68 million accordingly.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense on our Condensed Consolidated Statements of Income during the quarter ended June 13, 2009.

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Condensed Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate.  Subsequent to the date of the acquisition, we reported the results of operations for the entity in the appropriate line items of our Condensed Consolidated Statements of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded as Net Income-noncontrolling interest.  For the quarter and year to date ended June 12, 2010 the consolidation of the existing restaurants upon acquisition increased Company sales by $46 million and $98 million, respectively, and decreased Franchise and license fees and income by $3 million and $6 million, respectively.  The consolidation of the existing restaurants upon acquisition increased Operating Profit by $1 million and $3 million for the quarter and year to date ended June 12, 2010, respectively.  The impact on Net Income – YUM! Brands, Inc. was not significant to the quarter and year to date ended June 12, 2010.

Restaurant Profit

Worldwide restaurant margin increased 1.4 percentage points and 1.3 percentage points, respectively, in the quarter and year to date ended June 12, 2010.  These increases were driven by our China Division and the U.S.

The China Division restaurant margins increased 1.7 percentage points and 2.1 percentage points, respectively, in the quarter and year to date ended June 12, 2010.  These improvements were largely driven by Company Same Store Sales growth of 5% in both the quarter and year to date ended June 12, 2010 and commodity deflation of $14 million and $29 million in the quarter and year to date ended June 12, 2010, respectively.  For the full year in the China Division, we continue to expect moderate year-over-year margin improvement as we anticipate labor and commodity inflation to largely offset same store sales growth.

The YRI restaurant margins decreased 0.4 percentage points and 0.5 percentage points, respectively, in the quarter and year to date ended June 12, 2010 primarily due to labor inflation.

The U.S. restaurant margins increased 1.4 percentage points and 0.2 percentage points, respectively, in the quarter and year to date ended June 12, 2010 due to improved margin performance at KFC and refranchising.  Additionally, the quarter ended June 12, 2010 was favorably impacted by lower insurance expense.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates positively impacted the translation of our foreign currency denominated Operating Profit in our YRI Division by $14 million and $28 million for the quarter and year to date ended June 12, 2010, respectively.  The impact on our China Division was not significant for the quarter or  year to date ended June 12, 2010.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets.  In the U.S., we are targeting Company ownership of restaurants potentially below 10%, down from its current level of 16%.  Consistent with this strategy, 71 Company restaurants in the U.S. were sold to franchisees in the year to date ended June 12, 2010.

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

The following table summarizes our refranchising activities:
	Quarter ended		Year to date
	6/12/10	6/13/09	6/12/10	6/13/09
Number of units refranchised	42	85	217	205
Refranchising proceeds, pre-tax	$41	$27	$83	$63
Refranchising (gain) loss, pre-tax(a)	$(10)	$1	$53	$(13)

(a)
The year to date ended June 12, 2010 includes a non-cash impairment charge of $73 million related to our offer to refranchise a substantial portion of our Company operated KFC restaurants in the U.S.  See Note 4 for further discussion.

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

The following tables summarize the impact of refranchising as described above:
	Quarter ended 6/12/10
	China Division	YRI	U.S.	Worldwide
Decreased Company sales	$(4)	(44)	(99)	(147)
Increased Franchise and license fees and income	—	2	6	8
Decrease in Total revenues	$(4)	(42)	(93)	(139)

	Year to date ended 6/12/10
	China Division	YRI	U.S.	Worldwide
Decreased Company sales	$(6)	(56)	(210)	(272)
Increased Franchise and license fees and income	—	3	13	16
Decrease in Total revenues	$(6)	(53)	(197)	(256)

The following tables summarize the estimated impact on Operating Profit of refranchising:

	Quarter ended 6/12/10
	China Division	YRI	U.S.	Worldwide
Decreased Restaurant profit	$(1)	(2)	(10)	(13)
Increased Franchise and license fees and income	—	2	6	8
Decreased G&A	—	3	2	5
Increase (decrease) in Operating Profit	$(1)	3	(2)	—

	Year to date ended 6/12/10
	China Division	YRI	U.S.	Worldwide
Decreased Restaurant profit	$(1)	(2)	(25)	(28)
Increased Franchise and license fees and income	—	3	13	16
Decreased G&A	—	3	4	7
Increase (decrease) in Operating Profit	$(1)	4	(8)	(5)

Internal Revenue Service Proposed Adjustment

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The RAR includes a proposed adjustment related to buy-in payments in connection with the sale of ownership rights of trademarks and systems between Yum and certain foreign subsidiaries.  The proposed adjustment would result in additional taxable income of approximately $2 billion for these years and approximately $700 million of additional taxes plus net interest to date of approximately $140 million.  Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006.  The potential additional taxes for these later years, through 2009, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $280 million plus net interest to date of approximately $15 million.

We believe that the Company has properly reported taxable income and paid taxes in accordance with applicable laws and that the proposed adjustment is inconsistent with applicable income tax laws, Treasury Regulations and relevant case law.  We intend to defend our position vigorously and have filed a protest with the IRS.  As the final resolution of the proposed adjustment remains uncertain, the Company will continue to provide for its position in this matter based on the tax benefit that we believe is the largest amount that is more likely than not to be realized upon settlement of this issue.  There can be no assurance that payments due upon final resolution of this issue will not exceed our currently recorded reserve and such payments could have a material adverse effect on our financial position.  Additionally, if increases to our reserves are deemed necessary due to future developments related to this issue, such increases could have a material, adverse effect on our results of operations as they are recorded.  The Company does not expect resolution of this matter within twelve months and cannot predict with certainty the timing of such resolution.

Restaurant Unit Activity

				Total
		Unconsolidated		Excluding
Worldwide	Company	Affiliates	Franchisees	Licensees (a)
Beginning of year	7,666	469	26,745	34,880
New Builds	194	17	319	530
Acquisitions	3	—	(3)	—
Refranchising	(217)	—	217	—
Closures	(50)	(2)	(308)	(360)
Other	—	—	(13)	(13)
End of quarter	7,596	484	26,957	35,037
% of Total	22%	1%	77%	100%

				Total
		Unconsolidated		Excluding
China Division	Company	Affiliates	Franchisees	Licensees(a)
Beginning of year(b)	2,866	469	118	3,453
New Builds	137	17	1	155
Acquisitions	—	—	—	—
Refranchising	(13)	—	13	—
Closures	(15)	(2)	(1)	(18)
Other	—	—	—	—
End of quarter	2,975	484	131	3,590
% of Total	83%	13%	4%	100%

				Total
		Unconsolidated		Excluding
YRI	Company	Affiliates	Franchisees	Licensees(a)
Beginning of year(b)	2,000	—	11,808	13,808
New Builds	31	—	253	284
Acquisitions	3	—	(3)	—
Refranchising	(133)	—	133	—
Closures	(19)	—	(158)	(177)
Other	—	—	—	—
End of quarter	1,882	—	12,033	13,915
% of Total	14%	—	86%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total
Beginning of year	2,800	—	14,819	17,619
New Builds	26	—	65	91
Acquisitions	—	—	—	—
Refranchising	(71)	—	71	—
Closures	(16)	—	(149)	(165)
Other	—	—	(13)	(13)
End of quarter	2,739	—	14,793	17,532
% of Total	16%	—	84%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,177, 136 and 2,041 licensed units, respectively, at June 12, 2010.  There are no licensed units in the China Division.  Licensed units are generally units that offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

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

	Quarter ended 6/12/10 vs. Quarter ended 6/13/09
	China Division	YRI	U.S.	Worldwide
Same store sales growth (decline)	4%	1%	—%	1%
Net unit growth and other	11	3	1	3
Foreign currency translation	—	11	N/A	4
% Change	15%	15%	1%	8%
% Change, excluding forex	15%	4%	N/A	4%

	Year to date ended 6/12/10 vs. Year to date ended 6/13/09
	China Division	YRI	U.S.	Worldwide
Same store sales growth (decline)	4%	(1)%	—%	—%
Net unit growth and other	11	3	—	2
Foreign currency translation	—	10	N/A	4
% Change	15%	12%	—%	6%
% Change, excluding forex	15%	2%	N/A	2%

Company Operated Store Results

The following tables detail the key drivers of the quarter-over-quarter and year-over-year changes of Company sales and Restaurant profit.  Store portfolio actions represent the net impact of new unit openings, acquisitions, refranchisings and store closures on Company sales or Restaurant profit.  The impact of new unit openings and acquisitions represent the actual Company sales or Restaurant profit for the periods the Company operated the restaurants in the current year but did not operate them in the prior year.  The impact of refranchisings and store closures represent the actual Company sales or Restaurant profit for the periods in the prior year while the Company operated the restaurants but did not operate them in the current year.

The dollar changes in Company sales and Restaurant profit were as follows:

China Division
	Quarter ended
Income / (Expense)	6/13/09	Store Portfolio Actions	Other	FX	6/12/10
Company sales	$714	$129	$32	$—	$875
Cost of sales	(254)	(44)	9	(1)	(290)
Cost of labor	(102)	(22)	(7)	—	(131)
Occupancy and other	(226)	(45)	(7)	—	(278)
Restaurant profit	$132	$18	$27	$(1)	$176

Restaurant Margin	18.5%				20.2%

	Year to date ended
Income / (Expense)	6/13/09	Store Portfolio Actions	Other	FX	6/12/10
Company sales	$1,271	$245	$56	$1	$1,573
Cost of sales	(455)	(82)	19	(1)	(519)
Cost of labor	(170)	(40)	(11)	—	(221)
Occupancy and other	(380)	(81)	(10)	—	(471)
Restaurant profit	$266	$42	$54	$—	$362

Restaurant Margin	20.9%				23.0%

In the quarter and year to date ended June 12, 2010, the  increase in China Division Company sales and Restaurant profit associated with store portfolio actions was primarily driven by the development of new units and the acquisition of additional interest in and consolidation of a former China unconsolidated affiliate during 2009.  Significant other factors impacting Company sales and/or Restaurant profit were Company same store sales growth of 5% in the quarter and year to date ended June 12, 2010 and commodity deflation of $14 million and $29 million in the quarter and year to date ended June 12, 2010, respectively.

YRI
	Quarter ended
Income / (Expense)	6/13/09	Store Portfolio Actions	Other	FX	6/12/10
Company sales	$515	$(20)	$(7)	$46	$534
Cost of sales	(168)	7	5	(16)	(172)
Cost of labor	(130)	6	(2)	(11)	(137)
Occupancy and other	(160)	7	(2)	(14)	(169)
Restaurant profit	$57	$—	$(6)	$5	$56

Restaurant Margin	11.1%				10.7%

	Year to date ended
Income / (Expense)	6/13/09	Store Portfolio Actions	Other	FX	6/12/10
Company sales	$994	$(13)	$(16)	$104	$1,069
Cost of sales	(325)	4	10	(35)	(346)
Cost of labor	(249)	6	(2)	(26)	(271)
Occupancy and other	(306)	5	(3)	(31)	(335)
Restaurant profit	$114	$2	$(11)	$12	$117

Restaurant Margin	11.5%				11.0%

The decrease in YRI Company sales in the quarter and year to date ended June 12, 2010 associated with store portfolio actions was driven by refranchising, primarily KFC Taiwan, and closures partially offset by new unit development.  The increase in Restaurant profit in the year to date ended June 12, 2010 associated with store portfolio actions was driven by new unit development partially offset by refranchising and closures.  Company same store sales declined 2% in both the quarter and year to date ended June 12, 2010.

U.S.
	Quarter ended
Income / (Expense)	6/13/09	Store Portfolio Actions	Other	FX		6/12/10
Company sales	$923	$(96)	$(16)	$	N/A	$811
Cost of sales	(271)	27	7		N/A	(237)
Cost of labor	(273)	32	6		N/A	(235)
Occupancy and other	(244)	29	7		N/A	(208)
Restaurant profit	$135	$(8)	$4	$	N/A	$131

Restaurant Margin	14.7%					16.1%

	Year to date ended
Income / (Expense)	6/13/09	Store Portfolio Actions	Other	FX		6/12/10
Company sales	$1,805	$(201)	$(30)	$	N/A	$1,574
Cost of sales	(524)	56	9		N/A	(459)
Cost of labor	(543)	65	6		N/A	(472)
Occupancy and other	(486)	60	7		N/A	(419)
Restaurant profit	$252	$(20)	$(8)	$	N/A	$224

Restaurant Margin	14.0%					14.2%

In the quarter ended June 12, 2010, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising.  Significant other factors impacting Company sales and/or Restaurant profit were improved margin performance at KFC and lower insurance expense.  Commodity deflation of $4 million and $9 million in the quarter and year to date ended June 12, 2010, respectively, was offset by a negative impact from sales mix shift.  Company same store sales declined 2% in both the quarter and year to date ended June 12, 2010.

Franchise and License Fees and Income

				% Increase
			% Increase	(Decrease)
	Quarter ended		(Decrease)	excluding forex
	6/12/10	6/13/09
China Division	$12	$14	(14)	(14)
YRI	159	138	16	4
U.S.	183	176	4	N/A
Unallocated Franchise and license fees and income	—	(4)	N/A	N/A
Worldwide	$354	$324	9	4

				% Increase
			% Increase	(Decrease)
	Year to date ended		(Decrease)	excluding forex
	6/12/10	6/13/09
China Division	$22	$26	(16)	(16)
YRI	328	288	14	3
U.S.	353	340	4	N/A
Unallocated Franchise and license fees and income	—	(31)	N/A	N/A
Worldwide	$703	$623	13	8

China Division Franchise and license fees and income for the quarter and year to date ended June 12, 2010 was negatively impacted by 20% and 21%, respectively, related to the acquisition of additional interest in, and consolidation of, an entity that operated the KFCs in Shanghai, China during 2009.

U.S. Franchise and license fees and income for both the quarter and year to date ended June 12, 2010 was positively impacted by 4% due to the impact of refranchising.

Worldwide Franchise and license fees and income included reductions of $4 million and $31 million, respectively, for the quarter and year to date ended June 13, 2009, as a result of our reimbursements to KFC franchisees for installation costs for the national launch of Kentucky Grilled Chicken that have not been allocated to the U.S. segment for performance reporting purposes.

General and Administrative Expenses

				% Increase
			% Increase	(Decrease)
	Quarter ended		(Decrease)	Excluding forex
	6/12/10	6/13/09
China Division	$51	$45	12	12
YRI	86	82	6	(2)
U.S.	109	111	(2)	N/A
Unallocated	37	43	(13)	N/A
Worldwide	$283	$281	1	(1)

				% Increase
			% Increase	(Decrease)
	Year to date ended		(Decrease)	Excluding forex
	6/12/10	6/13/09
China Division	$81	$72	12	12
YRI	164	154	7	(2)
U.S.	213	221	(3)	N/A
Unallocated	70	89	(21)	N/A
Worldwide	$528	$536	(1)	(4)

The increase in China Division G&A expenses for the quarter and year to date ended June 12, 2010 was driven by increased compensation costs resulting from higher headcount and the impact of the consolidation of a former unconsolidated affiliate (See Note 4 for further discussion).

The decrease in YRI G&A expenses, excluding the impact of foreign currency translation, for the quarter and year to date ended June 12, 2010 was driven by G&A savings from refranchising all of our remaining company restaurants in Taiwan.

The decrease in U.S. G&A expenses for the quarter and year to date ended June 12, 2010 was driven by the actions taken as part of our U.S. Business transformation measures, partially offset by increased litigation costs.

The decrease in Unallocated G&A expenses for the quarter ended June 12, 2010 was driven by the actions taken as part of our U.S. Business transformation measures, partially offset by increased litigation costs.

The decrease in Unallocated G&A expenses for the year to date ended June 12, 2010 was driven by the actions taken as part of our U.S. Business transformation measures and lapping higher charitable contributions.

Worldwide Other (Income) Expense

	Quarter ended		Year to date ended
	6/12/10	6/13/09	6/12/10	6/13/09
Equity income from investments in unconsolidated affiliates	$(8)	$(7)	$(20)	$(17)
Gain upon consolidation of former unconsolidated affiliate in China(a)	—	(68)	—	(68)
Foreign exchange net (gain) loss and other	(2)	—	—	1
Other (income) expense	$(10)	$(75)	$(20)	$(84)

(a)	See Note 4 for further discussion of the consolidation of a former unconsolidated affiliate in China.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter ended				Year to date ended
	6/12/10	6/13/09	% B/(W)		6/12/10	6/13/09	% B/(W)
China Division	$139	$105	33		$315	$233	35
YRI	122	100	21		263	226	17
U.S.	184	169	10		327	326	1
Unallocated Franchise and license fees and income	—	(4)	N/A		—	(31)	N/A
Unallocated Occupancy and other	3	—	NM		3	—	NM
Unallocated and corporate expenses	(37)	(43)	13		(70)	(89)	21
Unallocated Other income (expense)	—	68	NM		—	67	NM
Unallocated Refranchising gain (loss)	10	(1)	NM		(53)	13	NM
Operating Profit	$421	$394	7		$785	$745	5

U.S. operating margin	18.6%	15.3%	3.3	ppts.	17.0%	15.2%	1.8	ppts.
International Division operating margin	17.6%	15.4%	2.2	ppts.	18.8%	17.6%	1.2	ppts.

China Division Operating Profit increased 33% and 35% in the quarter and year to date ended June 12, 2010, respectively.  These increases were driven by the impact of higher restaurant margin and new unit development.

International Division Operating Profit increased 21% and 17% in the quarter and year to date ended June 12, 2010, respectively, including a 14% and 13% favorable impact from foreign currency translation.  Excluding the favorable impact from foreign currency translation, International Division Operating Profit increased 7% and 4% in the quarter and year to date ended June 12, 2010, respectively.  These increases were driven by the impact of net unit development and lower Closure and impairment costs, partially offset by lower Company restaurant margin.

U.S. Operating Profit increased 10% in the quarter ended June 12, 2010.  The increase was driven by lower Closure and impairment costs and improved restaurant margin.

U.S. Operating Profit increased 1% in the year to date ended June 12, 2010.  The increase was driven by lower Closure and impairment costs.

Unallocated refranchising gain (loss) for the year to date ended June 12, 2010 includes a pre-tax non-cash impairment charge of $73 million related to our offer to refranchise a substantial portion of our Company operated KFC restaurants in the U.S. in the quarter ended March 20, 2010.

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

Interest Expense, Net

	Quarter ended			Year to date ended
	6/12/10	6/13/09	% B/(W)	6/12/10	6/13/09	% B/(W)
Interest expense	$45	$47	5	$89	$103	13
Interest income	(3)	(4)	(1)	(6)	(7)	(11)
Interest expense, net	$42	$43	5	$83	$96	13

Interest expense, net decreased $1 million or 5% for the quarter ended June 12, 2010 and decreased $13 million or 13% for the year to date ended June 12, 2010.  The quarter to date decrease was primarily driven by a decrease in our net borrowings, partially offset by an increase in interest rates on the variable portion of our debt.  The year to date decrease was primarily driven by a decrease in our net borrowings and a decrease in interest rates on the variable portion of our debt.

Income Taxes

	Quarter ended		Year to date ended
	6/12/10	6/13/09	6/12/10	6/13/09
Income taxes	$90	$45	$168	$124
Effective tax rate	23.8%	12.8%	24.0%	19.1%

Our second quarter and year to date 2010 and 2009 effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our second quarter 2010 rate was higher than the prior year primarily due to lapping certain items from 2009.  These items include: the reversal of foreign valuation allowances associated with certain deferred tax assets we now believe are more likely than not to be utilized on future tax returns; a one-time $68 million gain recognized upon our acquisition of additional interest in, and consolidation of, the entity that operates the KFCs in Shanghai, China, which resulted in no related tax expense; and adjustments to reserves in certain foreign jurisdictions and prior year foreign tax credit balances.

Year to date, our effective tax rate was higher than the prior year due to lapping 2009 items, as described above.  This was partially offset by the favorable impact of foreign and U.S. tax effects attributable to ongoing foreign operations, including a recent foreign law change.

Consolidated Cash Flows

Net cash provided by operating activities was $833 million compared to $495 million in 2009.  The increase was primarily driven by higher operating profit before special items, lapping higher prior year pension contributions and the lapping of higher prior year payments related to our U.S. business transformation measures, including severance and investments in our U.S. brands.

Net cash used in investing activities was $239 million versus $356 million in 2009.  The decrease was driven by lapping the 2009 acquisition of Little Sheep Group Limited and higher 2009 acquisitions of restaurants from franchisees, as well as higher 2010 proceeds from refranchising of restaurants.

Net cash used in financing activities was $412 million versus $82 million in 2009.  The increase was driven by an increase in share repurchases and lower net borrowings.

Consolidated Financial Condition

The increase in short-term borrowings was primarily due to the classification of $650 million in Senior Unsecured Notes as Short-term borrowings due to their April 2011 maturity date.

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

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  As of June 12, 2010 we also had approximately $1.3 billion in unused capacity under revolving credit facilities that expire in 2012, primarily related to a domestic facility.

Currently our China Division and YRI represent more than 60% of the Company’s operating profit on an annual basis and both generate a significant amount of positive cash flows that we have historically used to fund our international development.  To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including share repurchases, dividends and debt repayments, we have historically been able to do so in a tax efficient manner.  As a result of our substantial international development a significant amount of non-cash undistributed earnings in our foreign subsidiaries is considered indefinitely reinvested as of June 12, 2010.  If we experience an unforeseen decrease in our cash flows from our U.S. business or are unable to refinance future U.S. debt maturities we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

We are currently managing our cash and debt positions in order to maintain our current investment grade ratings from Standard & Poor’s Rating Services (BBB-) and Moody’s Investors Service (Baa3).  As a commitment to maintaining our investment grade rating we improved our capital structure by extending our scheduled debt maturities while reducing our debt outstanding during 2009.  In 2010 we have resumed repurchasing shares of our Common Stock, which we believe we can do while maintaining a capital structure that allows us to remain an investment grade borrower.  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets if necessary.  Based on the amount and composition of our debt at June 12, 2010, which included no borrowings outstanding under our credit facilities, our interest expense would not materially increase on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

In the year to date ended June 12, 2010, we invested $327 million in capital spending, including approximately $113 million in the China Division, $112 million in the International Division and $102 million in the U.S.

In the year to date ended June 12, 2010, we repurchased shares for $247 million excluding $5 million for share repurchases with settlement dates subsequent to June 12, 2010.  At June 12, 2010, we had remaining capacity to repurchase up to approximately $48 million of outstanding Common Stock (excluding applicable transaction fees) through September 2010 under a September 2009 authorization.  In March 2010, our Board of Directors authorized additional share repurchases through March 2011 of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  No shares have been repurchased under the March 2010 authorization as of June 12, 2010.

During the year to date ended June 12, 2010, we paid cash dividends of $197 million.  Additionally, on May 20, 2010 our Board of Directors approved a cash dividend of $0.21 per share of Common Stock, to be distributed on August 6, 2010 to shareholders of record at the close of business on July 16, 2010.  The Company is targeting an ongoing annual dividend payout ratio of 35% - 40% of net income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 23 participating banks with commitments ranging from $20 million to $113 million.  We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At June 12, 2010, our unused Credit Facility totaled $990 million net of outstanding letters of credit of $160 million.  There were no borrowings outstanding under the Credit Facility at June 12, 2010.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving credit facility (the “International Credit Facility,” or “ICF”) which matures in November 2012 and includes 6 banks with commitments ranging from $35 million to $90 million.  We believe the syndication reduces our dependency on any one bank.  There were no outstanding borrowings under the ICF at June 12, 2010. The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

The Credit Facility and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at June 12, 2010 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2011 through 2037 and interest rates ranging from 4.25% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.9 billion at June 12, 2010, including $650 million that was reclassified to Short-term borrowings in the quarter ended June 12, 2010 to reflect the current maturities of our Senior Unsecured Notes due April 2011.

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

There were no material changes during the quarter ended June 12, 2010 to the disclosures made in Item 7A of the Company’s 2009 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 12, 2010.

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

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of June 12, 2010 and the related condensed consolidated statements of income for the twelve and twenty-four weeks ended June 12, 2010 and June 13, 2009 and the condensed consolidated statements of cash flows for the twenty-four weeks ended June 12, 2010 and June 13, 2009. These condensed consolidated financial statements are the responsibility of YUM’s management.

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
July 20, 2010

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

The following table provides information as of June 12, 2010 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 4
3/21/10 – 4/17/10	737,964	$38.56	737,964	$434,860,711

Period 5
4/18/10 – 5/15/10	818,545	$41.91	818,545	$400,555,704

Period 6
5/16/10 – 6/12/10	1,282,863	$40.63	1,282,863	$348,431,596

Total	2,839,372	$40.46	2,839,372	$348,431,596

In September 2009, our Board of Directors authorized share repurchases, through September 2010, of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended June 12, 2010, approximately 3 million shares were repurchased under this authorization.

In March 2010, our Board of Directors authorized additional share repurchases through March 2011, of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended June 12, 2010, no share repurchases were made pursuant to this authorization.

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

YUM! BRANDS, INC.
(Registrant)

Date:	July 20, 2010	/s/ Ted F. Knopf
Senior Vice President of Finance
and Corporate Controller
(Principal Accounting Officer)