Form 10-Q
period 2010-09-04
YUM BRANDS INC
filed 2010-10-12
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)
[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 4, 2010

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

The number of shares outstanding of the Registrant’s Common Stock as of October 4, 2010 was 468,583,606 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter		Year to date
Revenues	9/4/10	9/5/09	9/4/10	9/5/09
Company sales	$2,496	$2,432	$6,712	$6,502
Franchise and license fees and income	366	346	1,069	969
Total revenues	2,862	2,778	7,781	7,471

Costs and Expenses, Net
Company restaurants
Food and paper	788	777	2,112	2,081
Payroll and employee benefits	516	523	1,480	1,485
Occupancy and other operating expenses	713	707	1,935	1,879
Company restaurant expenses	2,017	2,007	5,527	5,445
General and administrative expenses	285	276	813	812
Franchise and license expenses	24	29	71	74
Closures and impairment (income) expenses	5	5	21	31
Refranchising (gain) loss	(2)	4	51	(9)
Other (income) expense	(11)	(13)	(31)	(97)
Total costs and expenses, net	2,318	2,308	6,452	6,256
Operating Profit	544	470	1,329	1,215
Interest expense, net	38	42	121	138
Income Before Income Taxes	506	428	1,208	1,077
Income tax provision	139	88	307	212
Net Income – including noncontrolling interest	367	340	901	865
Net Income – noncontrolling interest	10	6	17	10
Net Income – YUM! Brands, Inc.	$357	$334	$884	$855

Basic Earnings Per Common Share	$0.76	$0.71	$1.87	$1.82

Diluted Earnings Per Common Share	$0.74	$0.69	$1.82	$1.77

Dividends Declared Per Common Share	$—	$—	$0.42	$0.38

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/4/10	9/5/09
Cash Flows – Operating Activities
Net Income – including noncontrolling interest	$901	$865
Depreciation and amortization	383	385
Closures and impairment (income) expenses	21	31
Refranchising (gain) loss	51	(9)
Contributions to defined benefit pension plans	(22)	(96)
Gain upon consolidation of a former unconsolidated affiliate in China	—	(68)
Deferred income taxes	(130)	59
Equity income from investments in unconsolidated affiliates	(34)	(29)
Distributions of income received from unconsolidated affiliates	34	29
Excess tax benefits from share-based compensation	(46)	(48)
Share-based compensation expense	37	39
Changes in accounts and notes receivable	(6)	11
Changes in inventories	(30)	34
Changes in prepaid expenses and other current assets	15	(26)
Changes in accounts payable and other current liabilities	94	2
Changes in income taxes payable	118	(87)
Other, net	111	43
Net Cash Provided by Operating Activities	1,497	1,135

Cash Flows – Investing Activities
Capital spending	(490)	(505)
Proceeds from refranchising of restaurants	106	91
Acquisitions and investments	(62)	(99)
Sales of property, plant and equipment	21	16
Other, net	(10)	(8)
Net Cash Used in Investing Activities	(435)	(505)

Cash Flows – Financing Activities
Proceeds from long-term debt	350	499
Repayments of long-term debt	(20)	(522)
Revolving credit facilities, three months or less, net	12	(289)
Short-term borrowings by original maturity
More than three months - proceeds	—	—
More than three months - payments	—	—
Three months or less, net	5	5
Repurchase shares of Common Stock	(283)	—
Excess tax benefits from share-based compensation	46	48
Employee stock option proceeds	64	91
Dividends paid on Common Stock	(295)	(263)
Other, net	(30)	(8)
Net Cash Used in Financing Activities	(151)	(439)
Effect of Exchange Rates on Cash and Cash Equivalents	10	—
Net Increase in Cash and Cash Equivalents	921	191
Change in Cash and Cash Equivalents due to consolidation of an entity in China	—	17
Cash and Cash Equivalents - Beginning of Period	353	216
Cash and Cash Equivalents - End of Period	$1,274	$424

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	9/4/10	12/26/09
ASSETS
Current Assets
Cash and cash equivalents	$1,274	$353
Accounts and notes receivable, net	249	239
Inventories	149	122
Prepaid expenses and other current assets	313	314
Deferred income taxes	81	81
Advertising cooperative assets, restricted	109	99
Total Current Assets	2,175	1,208

Property, plant and equipment, net	3,770	3,899
Goodwill	700	640
Intangible assets, net	440	462
Investments in unconsolidated affiliates	145	144
Other assets	529	544
Deferred income taxes	329	251
Total Assets	$8,088	$7,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,374	$1,413
Income taxes payable	94	82
Short-term borrowings	724	59
Advertising cooperative liabilities	109	99
Total Current Liabilities	2,301	1,653

Long-term debt	2,905	3,207
Other liabilities and deferred credits	1,239	1,174
Total Liabilities	6,445	6,034

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 468 shares and 469 shares issued in 2010 and 2009, respectively	112	253
Retained earnings	1,681	996
Accumulated other comprehensive income (loss)	(237)	(224)
Total Shareholders’ Equity – YUM! Brands, Inc.	1,556	1,025
Noncontrolling interest	87	89
Total Shareholders’ Equity	1,643	1,114
Total Liabilities and Shareholders’ Equity	$8,088	$7,148

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

At the beginning of 2010 we began reporting information for our Thailand and KFC Taiwan businesses within our International Division as a result of changes to our management reporting structure.  These businesses now report to the President of YRI, whereas previously they reported to the President of the China Division.  While this reporting change did not impact our consolidated results, segment information for previous periods has been restated to be consistent with the current period presentation throughout the Financial Statements and Notes thereto.  For the quarter and year to date ended September 5, 2009 this restatement resulted in a decrease in Company sales of $68 million and $179 million, respectively, for the China Division.  For the quarter and year to date ended September 5, 2009, this restatement resulted in a decrease to operating profit of $1 million and $4 million, respectively, for the China Division. Any impact of the restatement on the China Division reported figures was offset by the impact to the International Division reported figures.

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2009 Form 10-K, our financial position as of September 4, 2010, and the results of our operations for the quarters and years to date ended September 4, 2010 and September 5, 2009 and cash flows for the years to date ended September 4, 2010 and September 5, 2009.  Our results of operations and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	9/4/10	9/5/09	9/4/10	9/5/09
Net Income – YUM! Brands, Inc.	$357	$334	$884	$855

Weighted-average common shares outstanding (for basic calculation)	473	472	473	469
Effect of dilutive share-based employee compensation	11	13	12	13
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	484	485	485	482
Basic EPS	$0.76	$0.71	$1.87	$1.82
Diluted EPS	$0.74	$0.69	$1.82	$1.77
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	0.2	12.3	3.2	13.8

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the year to date ended September 4, 2010, as indicated below.  All amounts exclude applicable transaction fees.  We had no share repurchases in the year to date ended September 5, 2009.

		Shares Repurchased (thousands)	Dollar Value of Shares Repurchased	Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	Authorization Expiration Date	2010	2010	2010
September 2009	September 2010	7,598	$283	$17
March 2010	March 2011	—	—	300
Total		7,598	$283	$317

Comprehensive income was as follows:
	Quarter ended		Year to date
	9/4/10	9/5/09	9/4/10	9/5/09
Net Income – YUM! Brands, Inc.	$357	$334	$884	$855
Foreign currency translation adjustment	20	61	(27)	126
Changes in fair value of derivatives, net of tax	(6)	(16)	23	(14)
Reclassification of derivative (gains) losses to Net Income, net of tax	8	13	(22)	19
Reclassification of pension actuarial losses to Net Income, net of tax	4	3	13	8
Total comprehensive income	$383	$395	$871	$994

A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling interest as of December 26, 2009	$89
Net Income – noncontrolling interest	17
Dividends declared	(19)
Noncontrolling interest as of September 4, 2010	$87

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

In the year to date ended September 4, 2010, we recorded a pre-tax refranchising loss of $51 million in the U.S.  The loss recorded in the year to date ended September 4, 2010 is the net result of gains from 98 restaurants sold and non-cash impairment charges related to our offers to refranchise restaurants in the U.S., principally a substantial portion of our Company operated KFC restaurants in the quarter ended March 20, 2010.  See the Facility Actions section for further detail.  In the quarter and year to date ended September 5, 2009, we recorded pre-tax gains of $8 million and $23 million, respectively, from refranchising in the U.S.

In connection with our G&A productivity initiatives and realignment of resources we recorded pre-tax charges of $5 million and $9 million in the years to date ended September 4, 2010 and September 5, 2009, respectively.  The unpaid current liability for the severance portion of these charges was $1 million as of September 4, 2010.  Severance payments in the quarter and year to date ended September 4, 2010 totaled approximately $1 million and $5 million, respectively.

Additionally, the Company recognized a reduction to Franchise and license fees and income of $1 million and $32 million in the quarter and year to date ended September 5, 2009, respectively, related to investments in our U.S. Brands.  These investments reflect our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  The reimbursements were recorded as a reduction to Franchise and license fees and income as we would not have provided the reimbursements absent the ongoing franchise relationship.

We are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes as we do not believe they are indicative of our ongoing operations.  Additionally , we are not including the depreciation reduction of $2 million and $5 million for the quarter and year to date ended September 4, 2010, respectively, arising from the impairment of the KFCs offered for sale in the quarter ended March 20, 2010 within our U.S. segment for performance reporting purposes.  Rather, we are recording such reduction as a credit within unallocated Occupancy and other operating expenses resulting in depreciation expense for these restaurants continuing to be recorded in the U.S. segment at the rate at which it was prior to the impairment charge being recorded.

Russia Acquisition

On July 1, 2010, we completed the exercise of our option with our Russian partner to purchase their interest in the co-branded KFC-Rostik’s restaurants across Russia and the Commonwealth of Independent States (“CIS”).  As a result, we acquired company ownership of 50 restaurants and gained full rights and responsibilities as franchisor of 81 restaurants, which our partner previously managed as master franchisor.   Upon exercise of our option, we paid cash of $56 million, net of settlement of a long-term note receivable of $11 million, and assumed long-term debt of $10 million.  The remaining balance of the purchase price, anticipated to be $11 million, will be paid in cash in July 2012.   The impact of consolidating this business on all line items within our Condensed Consolidated Income Statement was insignificant for the quarter ended September 4, 2010 for our International Division.  While we have not yet completed our allocation of the purchase price, our Condensed Consolidated Balance Sheet at September 4, 2010 reflects the consolidation of this entity using preliminary amounts including $74 million of goodwill.  We anticipate that the preliminary amount allocated to the International Division’s goodwill will be retroactively reduced upon completion of the determination of all identifiable assets acquired and liabilities assumed.

The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2010 or 2009 would not have been significant.

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

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Condensed Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate. From the date of the acquisition we have reported the results of operations for the entity in the appropriate line items of our Condensed Consolidated Statements of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded in Net Income – noncontrolling interest.  For the year to date ended September 4, 2010 the consolidation of the existing restaurants upon acquisition increased Company sales by $98 million and decreased Franchise and license fees and income by $6 million.  For the year to date ended September 4, 2010, the consolidation of the existing restaurants upon acquisition increased Operating Profit by $3 million.  The impact on Net Income – YUM! Brands, Inc. was not significant to the year to date ended September 4, 2010.  As the existing restaurants were consolidated for all of both the quarters ended September 4, 2010 and September 5, 2009, the consolidation of these restaurants did not impact comparability for the quarter.

The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2009 would not have been significant.

Issuance of Senior Unsecured Notes

On August 24, 2010, we issued $350 million aggregate principal amount of 3.875% Senior Unsecured Notes that are due on November 1, 2020 (the “2010 Notes”).  We will use the net proceeds for general corporate purposes, which may include repayment of indebtedness.  Pending the use of the net proceeds for these purposes, we have temporarily invested all or a portion of the net proceeds in short-term, investment grade securities, which are classified as Cash and Cash Equivalents on our Condensed Consolidated Balance Sheet at September 4, 2010.

On August 20, 2009, we issued $250 million aggregate principal amount of 4.25% Senior Unsecured Notes that are due on September 15, 2015 and $250 million aggregate principal amount of 5.30% Senior Unsecured Notes that are due on September 15, 2019.

Facility Actions

Refranchising (gain) loss, Store closure (income) costs and Store impairment charges by reportable segment are as follows:

	Quarter ended September 4, 2010
	China Division	YRI	U.S.	Worldwide
Refranchising (gain) loss(a)	$(1)	$(1)	$—	$(2)

Store closure (income) costs(b)	$(1)	$1	$1	$1
Store impairment charges	1	2	1	4
Closure and impairment (income) expenses	$—	$3	$2	$5

	Quarter ended September 5, 2009
	China Division	YRI	U.S.	Worldwide
Refranchising (gain) loss(a) (c)	$—	$12	$(8)	$4

Store closure (income) costs(b)	$—	$(1)	$—	$(1)
Store impairment charges	2	—	4	6
Closure and impairment (income) expenses	$2	$(1)	$4	$5

	Year to date ended September 4, 2010
	China Division	YRI	U.S.	Worldwide
Refranchising (gain) loss(a)(c)(d)	$(5)	$5	$51	$51

Store closure (income) costs(b)	$(1)	$—	$2	$1
Store impairment charges	6	6	8	20
Closure and impairment (income) expenses	$5	$6	$10	$21

	Year to date ended September 5, 2009
	China Division	YRI	U.S.	Worldwide
Refranchising (gain) loss(a) (c)	$—	$14	$(23)	$(9)

Store closure (income) costs(b)	$—	$—	$3	$3
Store impairment charges	6	5	17	28
Closure and impairment (income) expenses	$6	$5	$20	$31

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

(c)
During the quarter ended September 5, 2009 we recognized a $10 million refranchising loss as a result of our decision to offer to refranchise our KFC Taiwan equity market.  During the quarter ended March 20, 2010 we refranchised all of our remaining company restaurants in Taiwan, which consisted of 124 KFCs.  We included in our March 20, 2010 financial statements a non-cash write-off of $7 million of goodwill in determining the loss on refranchising of Taiwan.  Neither of these losses resulted in a related income tax benefit, and neither loss was allocated to any segment for performance reporting purposes.  The amount of goodwill write-off was based on the relative fair values of the Taiwan business disposed of and the portion of the business that was retained.  The fair value of the business disposed of was determined by reference to the discounted value of the future cash flows expected to be generated by the restaurants and retained by the franchisee, which include a deduction for the anticipated royalties the franchisee will pay the Company associated with the franchise agreement entered into in connection with this refranchising transaction. The fair value of the Taiwan business retained consists of expected, net cash flows to be derived from royalties from franchisees, including the royalties associated with the franchise agreement entered into in connection with this refranchising transaction.  We believe the terms of the franchise agreement entered into in connection with the Taiwan refranchising are substantially consistent with market.  The remaining carrying value of goodwill related to our Taiwan business of $30 million, after the aforementioned write-off, was determined not to be impaired as the fair value of the Taiwan reporting unit exceeded its carrying amount.

(d)
U.S. refranchising loss for the year to date ended September 4, 2010 is the net result of gains from 98 restaurants sold and non-cash impairment charges related to our offers to refranchise restaurants in the U.S.  During the quarter ended March 20, 2010 we offered to refranchise a substantial portion of our Company operated KFCs in the U.S.  While we did not yet believe this restaurant group met the criteria to be classified as held for sale, we did, consistent with our historical policy, review the restaurant group for impairment as a result of our offer to refranchise.  We determined that the carrying value of the restaurant group was not recoverable based upon our estimate of expected refranchising proceeds and holding period cash flows anticipated while we continue to operate the restaurants as company units.  Accordingly, we wrote this restaurant group down to our estimate of its fair value, which is based on the sales price we would expect to receive from a franchisee for the restaurant group.  This fair value determination considered current market conditions, real-estate values, trends in the KFC-U.S. business, prices for similar transactions in the restaurant industry and preliminary offers for the restaurant group to date and resulted in a non-cash write down of the restaurants’ carrying value totaling $73 million.  No further impairment was recorded in the quarters ended June 12, 2010 or September 4, 2010 as we believed the carrying value of the restaurant group, adjusted for the write down described in the previous sentence, is recoverable. We continued to depreciate the pre-impairment charge carrying value of these restaurants through the quarter ended March 20, 2010 and continued to depreciate the post-impairment charge carrying value thereafter.  We will continue to depreciate the post-impairment charge carrying value going forward until the date we believe the held for sale criteria for any restaurants are met.  Additionally, we will continue to review the restaurant group, or any subset of the restaurant group if we believe we will refranchise as a subset, for any further necessary impairment.  The $73 million write down does not include any allocation of the KFC reporting unit goodwill in the restaurant group carrying value.  This additional non-cash write down would be recorded, consistent with our historical policy, if the restaurant group, or any subset of the restaurant group, ultimately  meets the criteria to be classified as held for sale.  We will also be required to record a charge for the fair value of our guarantee of future lease payments for leases we assign to the franchisee upon any sale.

Assets held for sale at September 4, 2010 and December 26, 2009 total $23 million and $32 million, respectively, of U.S. property, plant and equipment and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

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

In June 2009, the FASB issued guidance on transfers and servicing of financial assets, requiring more information about transfers of financial assets, eliminating the qualifying special purpose entity concept, changing the requirements for derecognizing financial assets and requiring additional disclosures.  The FASB also issued guidance for determining whether an entity is a variable interest entity, that modifies the methods allowed for determining the primary beneficiary of a variable interest entity, that requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and that requires enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  The adoption of this guidance did not impact the Company’s Condensed Consolidated Financial Statements for the quarter or year to date ended September 4, 2010.  See Note 13 for additional information on an entity that operates a lending program on behalf of the Company’s franchisees.

Note 6 - Other (Income) Expense

	Quarter ended		Year to date
	9/4/10	9/5/09	9/4/10	9/5/09
Equity income from investments in unconsolidated affiliates	$(14)	$(12)	$(34)	$(29)
Gain upon consolidation of former unconsolidated affiliate in China(a)	—	—	—	(68)
Foreign exchange net (gain) loss and other	3	(1)	3	—
Other (income) expense	$(11)	$(13)	$(31)	$(97)

(a)	See Note 4 for further discussion of the consolidation of a former unconsolidated affiliate in China.

Note 7 – Supplemental Balance Sheet Information

	9/4/10	12/26/09
Accounts and notes receivable	$283	$274
Allowance for doubtful accounts	(34)	(35)
Accounts and notes receivable, net	$249	$239

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

	9/4/10	12/26/09
Property, plant and equipment, gross	$7,230	$7,247
Accumulated depreciation and amortization	(3,460)	(3,348)
Property, plant and equipment, net	$3,770	$3,899

Note 8 – Income Taxes

	Quarter ended		Year to date
	9/4/10	9/5/09	9/4/10	9/5/09
Income taxes	$139	$88	$307	$212
Effective tax rate	27.5%	20.6%	25.4%	19.7%

Our third quarter and year to date 2010 and 2009 effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our third quarter 2010 rate was higher than the prior year primarily due to lapping certain items from 2009.  These items include adjustments to reserves and prior years, including prior year foreign tax credit balances, and the reversal of foreign valuation allowances associated with certain deferred tax assets that we believe are more likely than not to be utilized on future tax returns.

Year to date, our effective tax rate was higher than the prior year due to lapping 2009 items, as described above, as well as lapping a one-time gain, with no related income tax expense, recognized on our acquisition of additional interest in, and consolidation of, the entity that operates the KFCs in Shanghai, China.  This was partially offset by the current favorable impact of foreign and U.S. tax effects attributable to ongoing foreign operations, including a foreign law change.

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that Yum transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in additional taxable gain of approximately $2 billion for these years and approximately $700 million of additional taxes plus net interest to date of approximately $145 million.  Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006.  The potential additional taxes for these later years, through 2009, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $280 million plus net interest to date of approximately $15 million.

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

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	9/4/10	9/5/09	9/4/10	9/5/09
China Division	$1,188	$994	$2,783	$2,291
YRI(a)	704	730	2,101	2,012
U.S.	970	1,055	2,897	3,200
Unallocated Franchise and license fees and income(b)(c)	—	(1)	—	(32)
	$2,862	$2,778	$7,781	$7,471

	Quarter ended		Year to date
Operating Profit	9/4/10	9/5/09	9/4/10	9/5/09
China Division (d)	$267	$216	$582	$449
YRI	142	120	405	346
United States	168	171	495	497
Unallocated Franchise and license fees and income(b)(c)	—	(1)	—	(32)
Unallocated Occupancy and other(c)	2	—	5	—
Unallocated and corporate expenses(c)	(36)	(33)	(106)	(122)
Unallocated Other income (expense)(c)(e)	(1)	1	(1)	68
Unallocated Refranchising gain (loss)(c)	2	(4)	(51)	9
Operating Profit	544	470	1,329	1,215
Interest expense, net	(38)	(42)	(121)	(138)
Income Before Income Taxes	$506	$428	$1,208	$1,077

(a)
Includes revenues of $238 million and $268 million for the quarters ended September 4, 2010 and September 5, 2009, respectively, and $742 million and $737 million for the years to date ended September 4, 2010 and September 5, 2009, respectively, for entities in the United Kingdom.

(b)	Amount consists of reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken (See Note 4).

(c)	Amounts have not been allocated to the China Division, YRI or U.S. segments for performance reporting purposes.

(d)
Includes equity income from investments in unconsolidated affiliates of $14 million and $12 million for the quarters ended September 4, 2010 and September 5, 2009, respectively, and $34 million and $29 million for the years to date ended September 4, 2010 and September 5, 2009, respectively.

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

The components of net periodic benefit cost associated with our U.S. pension plans and significant International pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended		Quarter ended
	9/4/10	9/5/09	9/4/10	9/5/09
Service cost	$5	$6	$1	$2
Interest cost	15	13	2	2
Expected return on plan assets	(16)	(13)	(1)	(1)
Amortization of net loss	5	3	—	—
Net periodic benefit cost	$9	$9	$2	$3

	U.S. Pension Plans		International Pension Plans
	Year to date		Year to date
	9/4/10	9/5/09	9/4/10	9/5/09
Service cost	$17	$18	$4	$4
Interest cost	43	40	6	5
Expected return on plan assets	(48)	(40)	(6)	(4)
Amortization of net loss	16	9	1	1
Net periodic benefit cost	$28	$27	$5	$6

We made no contributions to the Plan during the year to date ended September 4, 2010.  We continue to evaluate the funded status of the Plan, and we may choose to make discretionary contributions of approximately $75 million in the fourth quarter of 2010.  We made contributions of $17 million to our U.K. Plans during the year to date ended September 4, 2010.

Note 11 - Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At September 4, 2010, our interest rate derivative instruments outstanding had notional amounts of $925 million and have been designated as fair value hedges of a portion of our debt.  The critical terms of these swaps, including reset dates and floating rate indices match those of our underlying fixed-rate debt and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item.  At September 4, 2010, foreign currency forward contracts outstanding had a total notional amount of $377 million.

The fair values of derivatives designated as hedging instruments as of September 4, 2010 and December 26, 2009 were:

	9/4/2010	12/26/09	Condensed Consolidated Balance Sheet Location
Interest Rate Swaps - Asset	$16	$—	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	41	44	Other assets
Foreign Currency Forwards - Asset	20	6	Prepaid expenses and other current assets
Foreign Currency Forwards - Liability	(2)	(3)	Accounts payable and other current liabilities
Total	$75	$47

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $10 million and $36 million to Short-term borrowings and Long-term debt, respectively, at September 4, 2010 and as an addition of $36 million to Long-term debt at December 26, 2009.  During the quarter and year to date ended September 4, 2010, Interest expense, net was reduced by $8 million and $23 million, respectively, for recognized gains on these interest rate swaps.  During the quarter and year to date ended September 5, 2009, Interest expense, net was reduced by $5 million and $23 million, respectively for recognized gains on these interest rate swaps.

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Other Comprehensive Income (“OCI”) and reclassified into income from OCI:

	Quarter ended		Year to date
	9/4/10	9/5/09	9/4/10	9/5/09
Gains (losses) recognized into OCI, net of tax	$(6)	$(16)	$23	$(14)
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$(8)	$(13)	$22	$(19)

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Condensed Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the quarters and years to date ended September 4, 2010 and September 5, 2009.

Additionally, we had a net deferred loss of $11 million, net of tax, as of September 4, 2010 within Accumulated OCI due to treasury locks and forward starting interest rate swaps that have been cash settled, as well as outstanding foreign currency forward contracts.  The majority of this loss arose from the settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being reclassed into earnings through 2037 to interest expense.  In the quarters and years to date ended September 4, 2010 and September 5, 2009, an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At September 4, 2010, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 12 - Fair Value Disclosures

The following table presents the fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the year to date ended September 4, 2010.

	Fair Value
	Level	9/4/10	12/26/09
Foreign Currency Forwards, net	2	$18	$3
Interest Rate Swaps, net	2	57	44
Other Investments	1	13	13
Total		$88	$60

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.  The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities and their fair value is determined based on the closing market prices of the respective mutual funds as of September 4, 2010 and December 26, 2009.

In the quarter ended September 4, 2010, we recorded impairment charges of $3 million to write-down long-lived assets of certain restaurants or groups of restaurants to their estimated fair value of which $2 million was recorded in Closure and impairment (income) expenses and the remainder was recorded in Refranchising (gain) loss.  In the year to date ended September 4, 2010, we recorded impairment charges of $90 million to write-down long-lived assets of certain restaurants or groups of restaurants to their estimated fair value of which $78 million was recorded in Refranchising (gain) loss and $12 million was recorded in Closure and impairment (income) expenses.  Impairment charges in Closure and impairment (income) expenses relate to the impairment of long-lived assets of individual restaurants that continue to be  operated and have not been offered for refranchising and the resulting write-down to their estimated fair value.  Impairment charges in Refranchising (gain) loss relate to the write-down of long-lived assets of restaurant groups being offered for refranchising to their estimated fair value.  The long-lived assets of these restaurant groups, which consist of approximately 660 restaurants, were deemed impaired on a held for use basis.  The fair values used in our impairment evaluations were an estimate of the sales prices we would anticipate receiving from a franchisee for the restaurant or restaurant groups.

At September 4, 2010 the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.8 billion, compared to their carrying value of $3.3 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Note 13 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2026.  As of September 4, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $500 million.  The present value of these potential payments discounted at our pre-tax cost of debt at September 4, 2010 was approximately $425 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at September 4, 2010 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs.  As part of this agreement, we have provided a partial guarantee of approximately $15 million and two letters of credit totaling approximately $23 million in support of the franchisee loan program at September 4, 2010.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were $64 million with an additional $16 million available for lending at September 4, 2010.  We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties.

In addition to the guarantee described above, YUM has provided guarantees of $30 million on behalf of franchisees for several equipment financing programs related to specific initiatives, the most significant of which was the purchase of ovens by KFC franchisees for the launch of Kentucky Grilled Chicken.  The total loans outstanding under these equipment financing programs were approximately $33 million at September 4, 2010.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ coverage including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, “property and casualty losses”).  To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to self-insure the risks of loss up to defined maximum per occurrence retentions on a line by line basis or to combine certain lines of coverage into one loss pool with a single self-insured aggregate retention.  The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence or aggregate retention.  The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.  As of September 4, 2010 and December 26, 2009, we had liabilities recorded for self-insured property and casualty losses of $162 million and $173 million, respectively.

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

On January 20, 2006, the district court denied LJS’s motion to vacate the Class Determination Award and the United States Court of Appeals for the Fourth Circuit affirmed the district court’s decision on January 28, 2008.  A petition for a writ of certiorari filed in the United States Supreme Court seeking a review of the Fourth Circuit’s decision was denied on October 7, 2008.  The parties participated in mediation on April 24, 2008, on February 28, 2009, and again on November 18, 2009 without reaching resolution.  An arbitration hearing on liability with respect to the alleged restitution policy and practice for the period beginning in late 1998 through early 2002 concluded in June, 2010.  On October 11, 2010, the arbitrator issued a partial interim award for the first phase of the three-phase arbitration finding that, for the period from late 1998 to early 2002, LJS had a policy and practice of making impermissible deductions from the salaries of its RGMs and ARGMs.  Hearings addressing the other phases of the arbitration, including the rest of the class period and damages have not been scheduled.

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

The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint on June 29, 2009, and on March 30, 2010 the court approved the parties’ stipulation to dismiss the Company from the action.  The parties participated in mediation on August 5, 2010 without reaching resolution.  Motions regarding class certification are scheduled to be filed by December 30, 2010 and the hearing on any class certification motion has been scheduled for May 9, 2011.

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

On October 2, 2009, a putative class action, styled Domonique Hines v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.  Plaintiff is a former non-managerial KFC restaurant employee represented by the same counsel that filed the Archila action described above.  KFC filed an answer on October 28, 2009, in which it denied plaintiff’s claims and allegations.  KFC removed the action to the United States District Court for the Southern District of California on October 29, 2009.  Plaintiff filed a motion for class certification on May 20, 2010 and KFC filed a brief in opposition.  A hearing on plaintiff’s motion was held on August 13, 2010, and the parties are awaiting a ruling.  No trial date has been set.

KFC denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On August 18, 2010, a putative class action, styled Lisa Harrison and Noe Rivera v. KFC USA, Inc., KFC U.S. Properties, Inc., and KFC Corporation, was filed in California state court on behalf of all former California hourly employees alleging various California Labor Code violations, including failure to pay all vacation pay, failure to reimburse business expenses (mileage and uniforms), and waiting time penalties, as well as a claim of unfair competition.  The defendants’ answer or other response is due by October 12, 2010.

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

On July 9, 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the United States District Court for the District of Colorado.  The complaint alleges that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the Fair Labor Standards Act (FLSA) and Colorado state law.  On January 4, 2010, plaintiffs filed a motion for conditional certification of a nationwide class of current and former Pizza Hut, Inc. delivery drivers.  However, on March 11, 2010, the court granted Pizza Hut’s pending motion to dismiss for failure to state a claim, with leave to amend.  On March 31, 2010, plaintiffs filed an amended complaint, which in addition to the federal FLSA claims asserts state-law class action claims under the laws of 16 different states.  Pizza Hut filed a motion to dismiss the amended complaint, and plaintiffs sought leave to amend their complaint a second time.  On August 9, 2010, the court granted plaintiffs’ motion to amend.  Pizza Hut has filed another motion to dismiss the Second Amended Complaint.

Pizza Hut denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of these cases cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On August 6, 2010, a putative class action styled Jacquelyn Whittington v. Yum Brands, Inc., Taco Bell of America, Inc. and Taco Bell Corp. was filed in the United States District Court for the District of Colorado.  The plaintiff seeks to represent a nationwide class of assistant managers who were allegedly misclassified and did not receive compensation for all hours worked and did not receive overtime pay after 40 hours in a week.  The plaintiff also purports to represent a separate class of Colorado assistant managers under Colorado state law, which provides for daily overtime after 12 hours in a day.  Yum has been dismissed from the case.  Defendants filed their answer on September 20, 2010.

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

Strategies

The Company continues to focus on four key strategies:

Build Leading Brands in China in Every Significant Category – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurants, respectively, in China.  Additionally, the Company owns and operates the distribution system for its restaurants in China which we believe provides a significant competitive advantage.  Given this strong competitive position, a growing economy and a population of over 1 billion in China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and testing the additional restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food).  Our ongoing earnings growth model in China is driven by new unit development each year and modest same store sales growth, which we expect to drive annual Operating Profit growth of 15%.

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

Details of our 2010 Guidance by division and updates, if available, can be found online at http://www.yum.com/investors.

Quarter Ended September 4, 2010 Highlights

•	Diluted EPS growth of 5% or $0.73 per share.

•	Worldwide operating profit grew 14% prior to foreign currency translation, including 23% in China, 16% in YRI, and a decline of 2% in the U.S.

•	Worldwide system sales growth prior to foreign currency translation of 5%, including 18% in China, 5% in YRI and 1% in the U.S.

•	Same-store-sales growth in each division including 6% in China, 1% in YRI and 1% in the U.S.

•	Worldwide restaurant margin improvement of 1.6 percentage points including increases in China, YRI, and the U.S.

•	Significantly higher tax rate of 27.4% versus 19.9% in the third quarter of 2009.

•	Announced a 19% increase in the Company’s quarterly dividend. The quarterly cash dividend will increase from $0.21 to $0.25 per share.

•	Issued a 10-year, $350 million bond at 3.875%, which was the lowest coupon ever for a “non-financial” BBB-corporate name.

All preceding comparisons are versus the same period a year ago and exclude the impact of Special Items.  See the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for a description of Special Items.

Results of Operations

	Quarter ended				Year to date
	9/4/10	9/5/09	% B/(W)		9/4/10	9/5/09	% B/(W)
Company sales	$2,496	$2,432	3		$6,712	$6,502	3
Franchise and license fees and income	366	346	5		1,069	969	10
Total revenues	$2,862	$2,778	3		$7,781	$7,471	4
Company restaurant profit	$479	$425	13		$1,185	$1,057	12

% of Company sales	19.2%	17.5%	1.7	ppts	17.7%	16.2%	1.5	ppts

Operating Profit	$544	$470	16		$1,329	$1,215	9
Interest expense, net	38	42	10		121	138	12
Income tax provision	139	88	(57)		307	212	(45)
Net Income – including noncontrolling interest	367	340	8		901	865	4
Net Income – noncontrolling interest	10	6	(57)		17	10	(65)
Net Income – YUM! Brands, Inc.	$357	$334	7		$884	$855	3

Diluted earnings per share (a)	$0.74	$0.69	7		$1.82	$1.77	3

(a)	See Note 2 for the number of shares used in this calculation.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters and/or years to date ended September 4, 2010 and September 5, 2009 and/or could impact comparability with the remainder of our results in 2010 or beyond.  Certain of these factors were previously discussed in our 2009 Form 10-K.

Special Items

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results for the quarters and years to date ended September 4, 2010 and September 5, 2009 on a basis before Special Items.  Included in Special Items are the impact of measures we took to transform our U.S. business (“the U.S. business transformation measures”) including the U.S. refranchising gain (loss), the depreciation reduction arising from the impairment of KFC restaurants we offered to sell in the first quarter of 2010, charges relating to U.S. G&A productivity initiatives and realignment of resources, and investments in our U.S. Brands, as well as the losses recognized upon refranchising of an equity market outside the U.S. and the 2009 gain upon our acquisition of additional ownership in, and consolidation of, the operating entity that owns the KFCs in Shanghai, China.  These amounts are further described below.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in our China Division, YRI or U.S. segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in the quarters and years to date ended September 4, 2010 and September 5, 2009 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Quarter ended		Year to date
	9/4/10	9/5/09	9/4/10	9/5/09
Detail of Special Items
Gain upon consolidation of a former unconsolidated affiliate in China	$—	$—	$—	$68
Loss upon refranchising of an equity market outside the U.S.	—	(10)	(7)	(10)
U.S. Refranchising gain (loss)	—	8	(51)	23
Depreciation reduction from KFC restaurants impaired upon offer to sell	2	—	5	—
Charges relating to U.S. G&A productivity initiatives and realignment of resources	—	—	(5)	(9)
Investments in our U.S. Brands	—	(1)	—	(32)
Total Special Items Income (Expense)	2	(3)	(58)	40
Tax Benefit (Expense) on Special Items(a)	(1)	(3)	19	6
Special Items Income (Expense), net of tax	$1	$(6)	$(39)	$46
Average diluted shares outstanding	484	485	485	482
Special Items diluted EPS	$0.01	$(0.01)	$(0.08)	$0.10

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$542	$473	$1,387	$1,175
Special Items Income (Expense)	2	(3)	(58)	40
Reported Operating Profit	$544	$470	$1,329	$1,215

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.73	$0.70	$1.90	$1.67
Special Items EPS	0.01	(0.01)	(0.08)	0.10
Reported EPS	$0.74	$0.69	$1.82	$1.77

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	27.4%	19.9%	25.8%	21.1%
Impact on Tax Rate as a result of Special Items(a)	0.1%	0.7%	(0.4)%	(1.4)%
Reported Effective Tax Rate	27.5%	20.6%	25.4%	19.7%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

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

In the year to date ended September 4, 2010, we recorded a pre-tax refranchising loss of $51 million in the U.S.  The loss recorded in the year to date ended September 4, 2010 is the net result of gains from 98 restaurants sold and non-cash impairment charges related to our offers to refranchise restaurants in the U.S., principally a substantial portion of our Company operated KFCs.  The non-cash impairment charges related to our offers to refranchise a substantial portion of our Company operated KFC restaurants in the U.S. decreased depreciation expense by $2 million and $5 million in the quarter and year to date ended September 4, 2010, respectively.  This depreciation reduction was recorded as a Special Item, resulting in depreciation expense in the U.S. segment results continuing to be recorded at the rate at which it was prior to the impairment charge being recorded for these restaurants.  In the quarter and year to date ended September 5, 2009, we recorded pre-tax refranchising gains of $8 million and $23 million, respectively, in the U.S. The refranchising gains and losses are more fully discussed in Note 4 and the Store Portfolio Strategy Section of the MD&A.

Through September 4, 2010 we have not yet refranchised any of the KFCs for which we took an impairment charge upon our offer to refranchise in the first quarter of 2010.  We continue to anticipate that we will refranchise these KFCs and complete our U.S. refranchising program, which involves reducing our Company ownership of restaurants potentially below 10% down from its current level of 16%, by the end of 2011.  However, it is possible that we will refranchise the KFCs in smaller groups of restaurants than originally planned.  This could result in further impairment charges being recorded as decisions are made to refranchise in smaller groups.  Conversely, gains recorded on any sales of smaller restaurant groups would not be recorded until such sales transactions actually close.

In connection with our G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs) we recorded pre-tax charges of $5 million and $9 million in the years to date ended September 4, 2010 and September 5, 2009, respectively.

Additionally, the Company recognized a reduction to Franchise and license fees and income of $1 million and $32 million in the quarter and year to date ended September 5, 2009, respectively, related to investments in our U.S. Brands.  These investments reflect our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  The reimbursements were recorded as a reduction to franchise and license fees and income as we would not have provided the reimbursements absent the ongoing franchisee relationship.

Taiwan Refranchising

During the quarter ended September 5, 2009 we recognized a $10 million refranchising loss as a result of our decision to offer to refranchise our KFC Taiwan equity market.  During the quarter ended March 20, 2010 we refranchised all of our remaining company restaurants in Taiwan, which consisted of 124 KFCs.  We included in our March 20, 2010 financial statements a non-cash write-off of $7 million of goodwill in determining the loss on refranchising of Taiwan.  Neither of these losses resulted in a related income tax benefit, and neither loss was allocated to any segment for performance reporting purposes. The amount of goodwill write-off was based on the relative fair values of the Taiwan business disposed of and the portion of the business that was retained.  The fair value of the business disposed of was determined by reference to the discounted value of the future cash flows expected to be generated by the restaurants and retained by the franchisee, which include a deduction for the anticipated royalties the franchisee will pay the Company associated with the franchise agreement entered into in connection with this refranchising transaction. The fair value of the Taiwan business retained consists of expected, net cash flows to be derived from royalties from franchisees, including the royalties associated with the franchise agreement entered into in connection with this refranchising transaction.  We believe the terms of the franchise agreement entered into in connection with the Taiwan refranchising are substantially consistent with market.  The remaining carrying value of goodwill related to our Taiwan business of $30 million, after the aforementioned write-off, was determined not to be impaired as the fair value of the Taiwan reporting unit exceeded its carrying amount.

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

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Condensed Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate.  Subsequent to the date of the acquisition, we reported the results of operations for the entity in the appropriate line items of our Condensed Consolidated Statements of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded as Net Income-noncontrolling interest.  For the year to date ended September 4, 2010 the consolidation of the existing restaurants upon acquisition increased Company sales by $98 million and decreased Franchise and license fees and income by $6 million.  The consolidation of the existing restaurants upon acquisition increased Operating Profit by $3 million for the year to date ended September 4, 2010.  The impact on Net Income – YUM! Brands, Inc. was not significant to the year to date ended September 4, 2010.  As the existing restaurants were consolidated for all of both the quarters ended September 4, 2010 and September 5, 2009, the consolidation of these restaurants did not impact comparability for the quarter.

Restaurant Margin

Worldwide restaurant margin increased 1.7 percentage points and 1.5 percentage points, respectively, in the quarter and year to date ended September 4, 2010.

The China Division restaurant margins increased 0.9 percentage points and 1.6 percentage points, respectively, in the quarter and year to date ended September 4, 2010.  These improvements were largely driven by Company Same Store Sales growth of 7% and 5% in the quarter and year to date ended September 4, 2010, respectively, and commodity deflation of $4 million and $33 million in the quarter and year to date ended September 4, 2010, respectively.  Labor inflation partially offset these increases.  While we continue to expect full year margin improvement, labor and commodity inflation will negatively impact margins in the fourth quarter.

The YRI restaurant margins increased 1.6 percentage points and 0.2 percentage points, respectively, in the quarter and year to date ended September 4, 2010 driven by refranchising, primarily KFC Taiwan, partially offset by labor inflation.

The U.S. restaurant margins increased 0.3 percentage points in the quarter and year to date ended September 4, 2010 driven by refranchising.  Additionally, for the year to date ended September 4, 2010, the unfavorable impact of sales mix shift was partially offset by commodity deflation of $10 million.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates positively impacted the translation of our foreign currency denominated Operating Profit in our YRI Division by $3 million and $31 million for the quarter and year to date ended September 4, 2010, respectively.  The impact on our China Division was not significant for the quarter or year to date ended September 4, 2010.

Russia Acquisition

On July 1, 2010, we completed the exercise of our option with our Russian partner to purchase their interest in the co-branded KFC-Rostik’s restaurants across Russia and the Commonwealth of Independent States (“CIS”).  As a result, we acquired company ownership of 50 restaurants and gained full rights and responsibilities as franchisor of 81 restaurants, which our partner previously managed as master franchisor.   Upon exercise of our option, we paid cash of $56 million, net of settlement of a long-term note receivable of $11 million, and assumed long-term debt of $10 million.  The remaining balance of the purchase price, anticipated to be $11 million, will be paid in cash in July 2012.   The impact of consolidating this business on all line items within our Condensed Consolidated Income Statement was insignificant for the quarter ended September 4, 2010 for our International Division.  While we have not yet completed our allocation of the purchase price, our Condensed Consolidated Balance Sheet at September 4, 2010 reflects the consolidation of this entity using preliminary amounts including $74 million of goodwill.  The impact of consolidating this business on all other line items within our Condensed Consolidated Balance Sheet was insignificant.  We anticipate that the preliminary amount allocated to the International Division’s goodwill will be retroactively reduced upon completion of the determination of all identifiable assets acquired and liabilities assumed.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets.  In the U.S., we are targeting Company ownership of restaurants potentially below 10%, down from its current level of 16%.  Consistent with this strategy, 98 Company restaurants in the U.S. were sold to franchisees in the year to date ended September 4, 2010.

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

The following table summarizes our refranchising activities:
	Quarter ended		Year to date
	9/4/10	9/5/09	9/4/10	9/5/09
Number of units refranchised	43	119	260	324
Refranchising proceeds, pre-tax	$23	$28	$106	$91
Refranchising (gain) loss, pre-tax(a)	$(2)	$4	$51	$(9)

(a)
The year to date ended September 4, 2010 includes a non-cash impairment charge of $73 million related to our offer to refranchise a substantial portion of our Company operated KFC restaurants in the U.S.  See Note 4 for further discussion.

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

The following tables summarize the impact of refranchising as described above:

	Quarter ended 9/4/10
	China Division	YRI	U.S.	Worldwide
Decreased Company sales	$(6)	(49)	(90)	(145)
Increased Franchise and license fees and income	1	2	6	9
Decrease in Total revenues	$(5)	(47)	(84)	(136)

	Year to date ended 9/4/10
	China Division	YRI	U.S.	Worldwide
Decreased Company sales	$(12)	(105)	(300)	(417)
Increased Franchise and license fees and income	1	5	19	25
Decrease in Total revenues	$(11)	(100)	(281)	(392)

The following tables summarize the estimated impact on Operating Profit of refranchising:

	Quarter ended 9/4/10
	China Division	YRI	U.S.	Worldwide
Decreased Restaurant profit	$(1)	(1)	(9)	(11)
Increased Franchise and license fees and income	1	2	6	9
Decreased G&A	—	2	1	3
Increase (decrease) in Operating Profit	$—	3	(2)	1

	Year to date ended 9/4/10
	China Division	YRI	U.S.	Worldwide
Decreased Restaurant profit	$(2)	(3)	(34)	(39)
Increased Franchise and license fees and income	1	5	19	25
Decreased G&A	—	5	5	10
Increase (decrease) in Operating Profit	$(1)	7	(10)	(4)

Mexico Refranchising

Subsequent to the end of the quarter ended September 4, 2010, we agreed to refranchise all company owned restaurants in Mexico.  The buyer, an existing Latin America franchise partner, will also serve as the master franchisor for Mexico.  The Mexico market currently consists of 224 KFC and 123 Pizza Hut company restaurants and 101 KFC and 54 Pizza Hut franchise restaurants.  The deal is expected to close by the end of October 2010.  We anticipate recording a pre-tax refranchising loss of approximately $50 million in the fourth quarter as a result of this transaction.  This loss will not be allocated to any segment for performance reporting purposes and will be included in Special Items.

Internal Revenue Service Proposed Adjustment

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that Yum transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in additional taxable gain of approximately $2 billion for these years and approximately $700 million of additional taxes plus net interest to date of approximately $145 million.  Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006.  The potential additional taxes for these later years, through 2009, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $280 million plus net interest to date of approximately $15 million.

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

Restaurant Unit Activity

				Total
		Unconsolidated		Excluding
Worldwide	Company	Affiliates	Franchisees	Licensees (a)
Beginning of year	7,666	469	26,745	34,880
New Builds	293	28	534	855
Acquisitions	53	—	(53)	—
Refranchising	(260)	—	260	—
Closures	(86)	(5)	(487)	(578)
Other	—	—	(16)	(16)
End of quarter	7,666	492	26,983	35,141
% of Total	22%	1%	77%	100%

				Total
		Unconsolidated		Excluding
China Division	Company	Affiliates	Franchisees	Licensees(a)
Beginning of year(b)	2,866	469	118	3,453
New Builds	215	28	2	245
Acquisitions	—	—	—	—
Refranchising	(15)	—	15	—
Closures	(28)	(5)	(1)	(34)
Other	—	—	—	—
End of quarter	3,038	492	134	3,664
% of Total	83%	13%	4%	100%

				Total
		Unconsolidated		Excluding
YRI	Company	Affiliates	Franchisees	Licensees(a)
Beginning of year(b)	2,000	—	11,808	13,808
New Builds	41	—	437	478
Acquisitions	53	—	(53)	—
Refranchising	(147)	—	147	—
Closures	(35)	—	(248)	(283)
Other	—	—	(2)	(2)
End of quarter	1,912	—	12,089	14,001
% of Total	14%	—	86%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total
Beginning of year	2,800	—	14,819	17,619
New Builds	37	—	95	132
Acquisitions	—	—	—	—
Refranchising	(98)	—	98	—
Closures	(23)	—	(238)	(261)
Other	—	—	(14)	(14)
End of quarter	2,716	—	14,760	17,476
% of Total	16%	—	84%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,180, 132 and 2,048 licensed units, respectively, at September 4, 2010.  There are no licensed units in the China Division.  Licensed units are generally units that offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

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

	Quarter ended 9/4/10 vs. Quarter ended 9/5/09
	China Division	YRI	U.S.	Worldwide
Same store sales growth (decline)	6%	1%	1%	2%
Net unit growth and other	12	4	—	3
Foreign currency translation	1	2	—	—
% Change	19%	7%	1%	5%
% Change, excluding forex	18%	5%	N/A	5%

	Year to date ended 9/4/10 vs. Year to date ended 9/5/09
	China Division	YRI	U.S.	Worldwide
Same store sales growth (decline)	5%	—%	—%	1%
Net unit growth and other	11	3	—	2
Foreign currency translation	—	7	—	3
% Change	16%	10%	—%	6%
% Change, excluding forex	16%	3%	N/A	3%

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

The dollar changes in Company sales and Restaurant profit were as follows:

China Division
	Quarter ended
Income / (Expense)	9/5/09	Store Portfolio Actions	Other	FX	9/4/10
Company sales	$980	$122	$63	$7	$1,172
Cost of sales	(341)	(41)	(6)	(2)	(390)
Cost of labor	(116)	(16)	(18)	(1)	(151)
Occupancy and other	(286)	(38)	(9)	(2)	(335)
Restaurant profit	$237	$27	$30	$2	$296

Restaurant Margin	24.3%				25.2%

	Year to date ended
Income / (Expense)	9/5/09	Store Portfolio Actions	Other	FX	9/4/10
Company sales	$2,251	$367	$119	$8	$2,745
Cost of sales	(796)	(123)	13	(3)	(909)
Cost of labor	(286)	(56)	(29)	(1)	(372)
Occupancy and other	(666)	(119)	(19)	(2)	(806)
Restaurant profit	$503	$69	$84	$2	$658

Restaurant Margin	22.4%				24.0%

In the quarter to date ended September 4, 2010, the increase in China Division Company sales and Restaurant profit associated with store portfolio actions was primarily driven by the development of new units.  Significant other factors impacting Company sales and/or Restaurant profit for the quarter to date ended September 4, 2010 were Company same store sales growth of 7% and commodity deflation of $4 million partially offset by labor inflation.

In the year to date ended September 4, 2010, the  increase in China Division Company sales and Restaurant profit associated with store portfolio actions was primarily driven by the development of new units and the acquisition of additional interest in and consolidation of a former China unconsolidated affiliate during 2009 (See Note 4 for further discussion).  Significant other factors impacting Company sales and/or Restaurant profit for the year to date ended September 4, 2010 were Company same store sales growth of 5% and commodity deflation of $33 million partially offset by labor inflation.

Additionally, China Division Restaurant profit benefited approximately $10 million from our brands’ participation in the World Expo in the quarter and year to date ended September 4, 2010.  This benefit is reflected in the Other column above and will not occur in 2011.

YRI
	Quarter ended
Income / (Expense)	9/5/09	Store Portfolio Actions	Other	FX	9/4/10
Company sales	$573	$(16)	$(8)	$(16)	$533
Cost of sales	(188)	6	8	4	(170)
Cost of labor	(144)	7	(1)	5	(133)
Occupancy and other	(177)	7	1	6	(163)
Restaurant profit	$64	$4	$—	$(1)	$67

Restaurant Margin	10.9%				12.5%

	Year to date ended
Income / (Expense)	9/5/09	Store Portfolio Actions	Other	FX	9/4/10
Company sales	$1,567	$(29)	$(24)	$88	$1,602
Cost of sales	(513)	10	18	(31)	(516)
Cost of labor	(393)	13	(3)	(21)	(404)
Occupancy and other	(483)	12	(2)	(25)	(498)
Restaurant profit	$178	$6	$(11)	$11	$184

Restaurant Margin	11.3%				11.5%

The decrease in YRI Company sales in the quarter and year to date ended September 4, 2010 associated with store portfolio actions was driven by refranchising, primarily KFC Taiwan, partially offset by new unit development.  The increase in Restaurant profit in the quarter and year to date ended September 4, 2010 associated with store portfolio actions was driven by new unit development partially offset by refranchising.  Another significant factor impacting Restaurant profit in the year to date ended September 4, 2010 was labor inflation.  Company same store sales declined 1% and 2% in the quarter and year to date ended September 4, 2010, respectively.

U.S.
	Quarter ended
Income / (Expense)	9/5/09	Store Portfolio Actions	Other	FX		9/4/10
Company sales	$879	$(87)	$(1)	$	N/A	$791
Cost of sales	(248)	23	(3)		N/A	(228)
Cost of labor	(263)	29	2		N/A	(232)
Occupancy and other	(244)	26	1		N/A	(217)
Restaurant profit	$124	$(9)	$(1)	$	N/A	$114

Restaurant Margin	14.1%					14.4%

	Year to date ended
Income / (Expense)	9/5/09	Store Portfolio Actions	Other	FX		9/4/10
Company sales	$2,684	$(288)	$(31)	$	N/A	$2,365
Cost of sales	(772)	79	6		N/A	(687)
Cost of labor	(806)	94	8		N/A	(704)
Occupancy and other	(730)	86	8		N/A	(636)
Restaurant profit	$376	$(29)	$(9)	$	N/A	$338

Restaurant Margin	14.0%					14.3%

In the quarter and year to date ended September 4, 2010, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising.  Other significant factors impacting Restaurant profit in the year to date ended September 4, 2010 were a negative impact from sales mix shift partially offset by commodity deflation of $10 million.  Company same store sales were flat for the quarter ended September 4, 2010 and declined 1% for the year to date ended September 4, 2010.

Franchise and License Fees and Income

				% Increase
			% Increase	(Decrease)
	Quarter ended		(Decrease)	excluding forex
	9/4/10	9/5/09
China Division	$16	$14	18	17
YRI	171	157	8	6
U.S.	179	176	2	N/A
Unallocated Franchise and license fees and income	—	(1)	NM	N/A
Worldwide	$366	$346	5	5

				% Increase
			% Increase	(Decrease)
	Year to date ended		(Decrease)	excluding forex
	9/4/10	9/5/09
China Division	$38	$40	(4)	(4)
YRI	499	445	12	4
U.S.	532	516	3	N/A
Unallocated Franchise and license fees and income	—	(32)	NM	N/A
Worldwide	$1,069	$969	10	7

China Division Franchise and license fees and income for the year to date ended September 4, 2010 was negatively impacted by 14% related to the acquisition of additional interest in, and consolidation of, an entity that operated the KFCs in Shanghai, China during 2009 (See Note 4 for further discussion).

U.S. Franchise and license fees and income for both the quarter and year to date ended September 4, 2010 was positively impacted by 3% due to the impact of refranchising.

Worldwide Franchise and license fees and income included reductions of $1 million and $32 million, respectively, for the quarter and year to date ended September 5, 2009, as a result of our reimbursements to KFC franchisees for installation costs for the national launch of Kentucky Grilled Chicken that have not been allocated to the U.S. segment for performance reporting purposes.

General and Administrative Expenses

				% Increase
			% Increase	(Decrease)
	Quarter ended		(Decrease)	excluding forex
	9/4/10	9/5/09
China Division	$55	$45	24	24
YRI	84	89	(5)	(4)
U.S.	110	109	—	N/A
Unallocated	36	33	7	N/A
Worldwide	$285	$276	3	3

				% Increase
			% Increase	(Decrease)
	Year to date ended		(Decrease)	excluding forex
	9/4/10	9/5/09
China Division	$136	$117	17	16
YRI	248	243	2	(3)
U.S.	323	330	(2)	N/A
Unallocated	106	122	(13)	N/A
Worldwide	$813	$812	—	(1)

The increase in China Division G&A expenses for the quarter to date ended September 4, 2010 was driven by increased compensation costs resulting from higher headcount.

The increase in China Division G&A expenses for the year to date ended September 4, 2010 was driven by increased compensation costs resulting from higher headcount and the impact of the consolidation of a former China unconsolidated affiliate during 2009 (See Note 4 for further discussion).

The decrease in YRI G&A expenses, excluding the impact of foreign currency translation, for the quarter and year to date ended September 4, 2010 was driven by G&A savings from refranchising all of our remaining company restaurants in Taiwan.

The increase in U.S. G&A expenses for the quarter to date ended September 4, 2010 was driven by timing of employee costs and higher litigation costs which were largely offset by the actions taken as part of our U.S. Business transformation measures.

The decrease in U.S. G&A expenses for the year to date ended September 4, 2010 was driven by the actions taken as part of our U.S. Business transformation measures, partially offset by higher litigation costs.

The increase in Unallocated G&A expenses for the quarter ended September 4, 2010 was driven by increases in incentive compensation costs.

The decrease in Unallocated G&A expenses for the year to date ended September 4, 2010 was driven by the actions taken as part of our U.S. Business transformation measures and lapping higher prior year charitable contributions.

Worldwide Other (Income) Expense

	Quarter ended		Year to date ended
	9/4/10	9/5/09	9/4/10	9/5/09
Equity income from investments in unconsolidated affiliates	$(14)	$(12)	$(34)	$(29)
Gain upon consolidation of former unconsolidated affiliate in China(a)	—	—	—	(68)
Foreign exchange net (gain) loss and other	3	(1)	3	—
Other (income) expense	$(11)	$(13)	$(31)	$(97)

(a)	See Note 4 for further discussion of the consolidation of a former unconsolidated affiliate in China.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter ended				Year to date ended
	9/4/10	9/5/09	% B/(W)		9/4/10	9/5/09	% B/(W)
China Division	$267	$216	24		$582	$449	30
YRI	142	120	18		405	346	17
U.S.	168	171	(2)		495	497	—
Unallocated Franchise and license fees and income	—	(1)	NM		—	(32)	NM
Unallocated Occupancy and other	2	—	NM		5	—	NM
Unallocated and corporate expenses	(36)	(33)	(7)		(106)	(122)	13
Unallocated Other income (expense)	(1)	1	NM		(1)	68	NM
Unallocated Refranchising gain (loss)	2	(4)	NM		(51)	9	NM
Operating Profit	$544	$470	16		$1,329	$1,215	9

U.S. operating margin	17.4%	16.2%	1.2	ppts.	17.1%	15.5%	1.6	ppts.
International Division operating margin	20.1%	16.4%	3.7	ppts.	19.3%	17.2%	2.1	ppts.

China Division Operating Profit increased 24% and 30% in the quarter and year to date ended September 4, 2010, respectively.  These increases were driven by the impact of new unit development and higher Company restaurant margin, partially offset by higher general and administrative costs.  Operating profit benefited approximately $10 million from our brands’ participation in the World Expo in the quarter and year to date ended September 4, 2010.

International Division Operating Profit increased 18% and 17% in the quarter and year to date ended September 4, 2010, respectively, including a 2% and 9% favorable impact from foreign currency translation.  Excluding the favorable impact from foreign currency translation, International Division Operating Profit increased 16% and 8% in the quarter and year to date ended September 4, 2010, respectively.  These increases were driven by the impact of net unit development and refranchising.

U.S. Operating Profit decreased 2% in the quarter ended September 4, 2010.  The decrease was primarily driven by timing of employee costs and higher litigation costs.

U.S. Operating Profit was flat in the year to date ended September 4, 2010.  Higher litigation costs were offset by lower Closure and impairment costs.

Unallocated Refranchising gain (loss) for the year to date ended September 4, 2010 includes a pre-tax non-cash impairment charge of $73 million related to our offer to refranchise a substantial portion of our Company operated KFC restaurants in the U.S. in the quarter ended March 20, 2010.

Unallocated Franchise and license fees and income for the year to date ended September 5, 2009 reflects our reimbursements to, or obligations to reimburse, KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken that has not been allocated to the U.S. segment for performance reporting purposes.

Unallocated Other income (expense) for the year to date ended September 5, 2009 includes a $68 million gain upon acquisition of additional ownership in, and consolidation of, the entity that operates KFCs in Shanghai, China (See Note 4 for further discussion).

Interest Expense, Net

	Quarter ended			Year to date ended
	9/4/10	9/5/09	% B/(W)	9/4/10	9/5/09	% B/(W)
Interest expense	$44	$46	5	$133	$149	11
Interest income	(6)	(4)	49	(12)	(11)	10
Interest expense, net	$38	$42	10	$121	$138	12

Interest expense, net decreased $4 million or 10% for the quarter and $17 million or 12% for the year to date ended September 4, 2010.  These decreases were primarily driven by both a decrease in our net borrowings and a decrease in interest rates on the variable portion of our debt.

Income Taxes

	Quarter ended		Year to date ended
	9/4/10	9/5/09	9/4/10	9/5/09
Income taxes	$139	$88	$307	$212
Effective tax rate	27.5%	20.6%	25.4%	19.7%

Our third quarter and year to date 2010 and 2009 effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our third quarter 2010 rate was higher than the prior year primarily due to lapping certain items from 2009.  These items include adjustments to reserves and prior years, including prior year foreign tax credit balances, and the reversal of foreign valuation allowances associated with certain deferred tax assets that we believe are more likely than not to be utilized on future tax returns.

Year to date, our effective tax rate was higher than the prior year due to lapping 2009 items, as described above, as well as lapping a one-time gain, with no related income tax expense, recognized on our acquisition of additional interest in, and consolidation of, the entity that operates the KFCs in Shanghai, China.  This was partially offset by the current favorable impact of foreign and U.S. tax effects attributable to ongoing foreign operations, including a foreign law change.

Consolidated Cash Flows

Net cash provided by operating activities was $1,497 million compared to $1,135 million in 2009.  The increase was primarily driven by higher operating profit before special items, lapping higher prior year pension contributions and the lapping of higher prior year payments related to our U.S. business transformation measures, including severance and investments in our U.S. brands.

Net cash used in investing activities was $435 million versus $505 million in 2009.  The decrease was driven by lapping the 2009 acquisition of Little Sheep Group Limited, partially offset by the 2010 acquisition of our partner’s interest in KFC-Rostik’s (See Note 4 for further discussion).

Net cash used in financing activities was $151 million versus $439 million in 2009.  The decrease was driven by higher net borrowings, partially offset by an increase in share repurchases.

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

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  As of September 4, 2010 we also had approximately $1.3 billion in unused capacity under revolving credit facilities that expire in 2012, primarily related to a domestic facility.

During the quarter ended September 4, 2010, we issued $350 million aggregate principal amount of 3.875% 10 year Senior Unsecured Notes due to the favorable credit markets.  As a result of issuing the Senior Unsecured Notes as well as our continued strong cash flows from operating activities, we have cash and cash equivalents at September 4, 2010 that are higher than our historical levels.  Our cash equivalents are temporarily invested in short-term investment grade securities with maturities of three months or less.  We anticipate using a significant amount of these cash and cash equivalents when $650 million in Senior Unsecured Notes come due in April 2011.

Currently our China Division and YRI represent more than 60% of the Company’s operating profit on an annual basis and both generate a significant amount of positive cash flows that we have historically used to fund our international development.  To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including share repurchases, dividends and debt repayments, we have historically been able to do so in a tax efficient manner.  As a result of our substantial international development a significant amount of non-cash undistributed earnings in our foreign subsidiaries is considered indefinitely reinvested as of September 4, 2010.  If we experience an unforeseen decrease in our cash flows from our U.S. business or are unable to refinance future U.S. debt maturities we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

We currently have investment grade ratings from Standard & Poor’s Rating Services (BBB-) and Moody’s Investors Service (Baa3).  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets if necessary.  Based on the amount and composition of our debt at September 4, 2010, which included borrowings of $17 million outstanding under our credit facilities, our interest expense would not materially increase on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

In the year to date ended September 4, 2010, we invested $490 million in capital spending, including approximately $173 million in the China Division, $163 million in the International Division and $154 million in the U.S.

In the year to date ended September 4, 2010, we repurchased shares for $283 million.  At September 4, 2010, we had remaining capacity to repurchase up to approximately $17 million of outstanding Common Stock (excluding applicable transaction fees) through September 2010 under a September 2009 authorization.  In March 2010, our Board of Directors authorized additional share repurchases through March 2011 of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  No shares have been repurchased under the March 2010 authorization as of September 4, 2010.

During the year to date ended September 4, 2010, we paid cash dividends of $295 million.  Additionally, on September 14, 2010 our Board of Directors approved a cash dividend of $0.25 per share of Common Stock, to be distributed on November 5, 2010 to shareholders of record at the close of business on October 15, 2010.  The Company is targeting an ongoing annual dividend payout ratio of 35% - 40% of net income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 23 participating banks with commitments ranging from $20 million to $113 million.  We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At September 4, 2010, our unused Credit Facility totaled $974 million net of outstanding letters of credit of $159 million.  There were borrowings of $17 million outstanding under the Credit Facility at September 4, 2010.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving credit facility (the “International Credit Facility,” or “ICF”) which matures in November 2012 and includes 6 banks with commitments ranging from $35 million to $90 million.  We believe the syndication reduces our dependency on any one bank.  There were no outstanding borrowings under the ICF at September 4, 2010. The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

The Credit Facility and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at September 4, 2010 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2011 through 2037 and interest rates ranging from 3.875% to 8.875%, including $350 million of Senior Unsecured Notes issued during the quarter ended September 4, 2010.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $3.3 billion at September 4, 2010, including $650 million that was reclassified to Short-term borrowings in the quarter ended June 12, 2010 to reflect the current maturities of our Senior Unsecured Notes due April 2011.

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

In July 2010, the FASB issued new accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  Existing disclosures are amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables.  The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 4, 2010 to the disclosures made in Item 7A of the Company’s 2009 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 4, 2010.

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

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of September 4, 2010 and the related condensed consolidated statements of income for the twelve and thirty-six weeks ended September 4, 2010 and September 5, 2009 and the condensed consolidated statements of cash flows for the thirty-six weeks ended September 4, 2010 and September 5, 2009. These condensed consolidated financial statements are the responsibility of YUM’s management.

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
October 12, 2010

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

The following table provides information as of September 4, 2010 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 7
6/13/10 – 7/10/10	191,243	$42.70	191,243	$340,265,414

Period 8
7/11/10 – 8/7/10	161,121	$41.20	161,121	$333,626,864

Period 9
8/8/10 – 9/4/10	397,694	$41.46	397,694	$317,139,543

Total	750,058	$41.72	750,058	$317,139,543

In September 2009, our Board of Directors authorized share repurchases, through September 2010, of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended September 4, 2010, approximately 0.8 million shares were repurchased under this authorization.

In March 2010, our Board of Directors authorized additional share repurchases through March 2011, of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended September 4, 2010, no share repurchases were made pursuant to this authorization.

Item 6.	Exhibits

	(a)	Exhibit Index

EXHIBITS

Exhibit 10.1
Master Distribution Agreement between Unified Foodservice Purchasing Co-op, LLC, for and on behalf of itself as well as the Participants, as defined therein (including certain subsidiaries of Yum! Brands, Inc.) and McLane Foodservice, Inc., effective as of January 1, 2011 and Participant Distribution Joinder Agreement between Unified Foodservice Purchasing Co-op, LLC, McLane Foodservice, Inc., and certain subsidiaries of Yum! Brands, Inc. (each as filed herewith)

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

YUM! BRANDS, INC.
(Registrant)

Date:	October 12, 2010	/s/ Ted F. Knopf
Senior Vice President of Finance
and Corporate Controller
(Principal Accounting Officer)