Form 10-K
period 2010-12-25
YUM BRANDS INC
filed 2011-02-15
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 25, 2010

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

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 12, 2010 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was $19,523,128,212.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.  The number of shares outstanding of the registrant’s Common Stock as of February 9, 2011 was 467,446,794 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 19, 2011 are incorporated by reference into Part III.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan” or other similar terminology.  These forward-looking statements are based on current expectations and assumptions and upon data available at the time of the statements and are neither predictions nor guarantees of future events or circumstances.  The forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially.  Important factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  In making these statements, we are not undertaking to address or update any risk factor set forth herein in future filings or communications regarding our business results.

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

(b)	Financial Information about Operating Segments

YUM consists of six operating segments:  KFC-U.S., Pizza Hut-U.S., Taco Bell-U.S., Long John Silver’s (“LJS”)-U.S. and A&W All American Food Restaurants (“A&W”)-U.S., YUM Restaurants International (“YRI” or “International Division”) and YUM Restaurants China (“China Division”).  For financial reporting purposes, management considers the four U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment (“U.S.”).  At the beginning of 2010 we began reporting information for our Thailand and KFC Taiwan businesses within our International Division as a result of changes to our management reporting structure.  These businesses now report to the President of YRI, whereas previously they reported to the President of the China Division.  While this reporting change did not impact our consolidated results, segment information for previous years has been restated to be consistent with the current year presentation throughout the Form 10-K.  The China Division includes only mainland China (“China”) and the International Division includes the remainder of our international operations.

Operating segment information for the years ended December 25, 2010, December 26, 2009 and December 27, 2008 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 25 through 59 and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 61 through 124.

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

At year end 2010, we had approximately 20,000 system restaurants in the U.S. and recorded revenues of $4.1 billion and Operating Profit of $668 million during 2010.  The International Division, based in Dallas, Texas, comprises approximately 14,000 system restaurants, primarily KFCs and Pizza Huts, operating in over 110 countries outside the U.S.  In 2010 YRI recorded revenues of $3.1 billion and Operating Profit of $589 million.  The China Division, based in Shanghai, China, comprises approximately 4,000 system restaurants in China, primarily KFCs and Pizza Huts.  In 2010, the China Division recorded revenues of $4.1 billion and Operating Profit of $755 million.

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

•
As of year end 2010, KFC was the leader in the U.S. chicken QSR segment among companies featuring chicken-on-the-bone as their primary product offering, with a 40 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment, which is nearly three times that of its closest national competitor.

•
KFC operates in 110 countries and territories throughout the world.  As of year end 2010, KFC had 5,055 units in the U.S., and 11,798 units outside the U.S., including 3,244 units in China.  Approximately 15 percent of the U.S. units and 29 percent of the non-U.S. units are Concept-owned.

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

•	As of year end 2010, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 14 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•
Pizza Hut operates in 95 countries and territories throughout the world. As of year end 2010, Pizza Hut had 7,542 units in the U.S., and 5,890 units outside of the U.S.  Approximately 6 percent of the U.S. units and 22 percent of the non-U.S. units are Concept-owned.

•
Pizza Hut features a variety of pizzas, which may include Pan Pizza, Thin ‘n Crispy, Hand Tossed, Sicilian, Stuffed Crust, Twisted Crust, Sicilian Lasagna Pizza, Cheesy Bites Pizza, The Big New Yorker, The Big Italy, The Insider, The Chicago Dish, the Natural, Pizza Mia and 4forALL.  Each of these pizzas is offered with a variety of different toppings.  Pizza Hut now also offers a variety of Tuscani Pastas.  Menu items outside of the U.S. are generally similar to those offered in the U.S., though pizza toppings are often suited to local preferences and tastes.  Many Pizza Huts offer chicken wings, including over 3,000 stores offering wings under the brand WingStreet, primarily in the U.S.

Taco Bell

•	The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold. Taco Bell is based in Irvine, California.

•	As of year end 2010, Taco Bell was the leader in the U.S. Mexican QSR segment, with a 52 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•
Taco Bell operates in 21 countries and territories throughout the world. As of year end 2010, there were 5,634 Taco Bell units in the U.S., and 262 units outside of the U.S.  Approximately 22 percent of the U.S. units and 1 percent of the non-U.S. units are Concept-owned.

•
Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, gorditas, chalupas, quesadillas, taquitos, salads, nachos and other related items.  Additionally, proprietary entrée items include Grilled Stuft Burritos and Border Bowls.  Taco Bell units feature a distinctive bell logo on their signage.

LJS

•	The first LJS restaurant opened in 1969 and the first LJS franchise unit opened later the same year. LJS is based in Louisville, Kentucky.

•	As of year end 2010, LJS was the leader in the U.S. seafood QSR segment, with a 37 percent market share (Source: The NPD Group, Inc.; NPD Foodworld; CREST) in that segment.

•
LJS operates in 4 countries and territories throughout the world.  As of year end 2010, there were 964 LJS units in the U.S., and 31 units outside the U.S.  All single-brand units inside and outside of the U.S. are operated by franchisees or licensees.  As of year end 2010, there were 86 Concept-owned multi-brand units that included the LJS concept.

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

•
A&W operates in 9 countries and territories throughout the world.  As of year end 2010, there were 322 A&W units in the U.S., and 317 units outside the U.S.  As of year end 2010, all units were operated by franchisees.

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

Supply and Distribution

The Company’s Concepts, including Concept units operated by its franchisees, are substantial purchasers of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include chicken, cheese, beef and pork products, seafood, paper and packaging materials.

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

U.S. Division.  The Company, along with the representatives of the Company’s KFC, Pizza Hut, Taco Bell, LJS and A&W franchisee groups, are members in the Unified FoodService Purchasing Co-op, LLC (the “Unified Co-op”) which was created for the purpose of purchasing certain restaurant products and equipment in the U.S.  The core mission of the Unified Co-op is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment.  This arrangement combines the purchasing power of the Concept-owned and franchisee restaurants in the U.S. which the Company believes leverages the system’s scale to drive cost savings and effectiveness in the purchasing function.  The Company also believes that the Unified Co-op has resulted, and should continue to result, in closer alignment of interests and a stronger relationship with its franchisee community.

Most food products, paper and packaging supplies, and equipment used in restaurant operations are distributed to individual restaurant units by third party distribution companies.  McLane Company, Inc. (“McLane”) is the exclusive distributor for the majority of items used in Concept-owned restaurants in the U.S. and for a substantial number of franchisee and licensee stores.  The Company entered into a new agreement with McLane effective January 1, 2011 relating to distribution to Concept-owned restaurants in the U.S.  This agreement extends through December 31, 2016 and generally restricts Concept-owned restaurants from using alternative distributors in the U.S. for most products.

International and China Divisions.  Outside of the U.S. we and our franchisees use decentralized sourcing and distribution systems involving many different global, regional, and local suppliers and distributors.  In China, we work with approximately 500 suppliers and own the entire distribution system.  In our YRI markets we have approximately 1,500 suppliers, including U.S.-based suppliers that export to many countries.

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

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7, pages 25 through 59 and the Consolidated Statements of Cash Flows in Part II, Item 8, page 64.

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

Competition

The retail food industry, in which our Concepts compete, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including the QSR segment), and is intensely competitive with respect to food quality, price, service, convenience, location and concept.  The industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power.  Each of the Concepts competes with international, national and regional restaurant chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.  Given the various types and vast number of competitors, our Concepts do not constitute a significant portion of the retail food industry in terms of number of system units or system sales, either on a worldwide or individual market basis.

Research and Development (“R&D”)

The Company’s subsidiaries operate R&D facilities in Louisville, Kentucky (KFC); Dallas, Texas (Pizza Hut and YRI); and Irvine, California (Taco Bell) and in several locations outside the U.S., including Shanghai, China.  The Company expensed $33 million, $31 million and $34 million in 2010, 2009 and 2008, respectively, for R&D activities.  From time to time, independent suppliers also conduct research and development activities for the benefit of the YUM system.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.  During 2010, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Government Regulation

U.S. Division.  The Company and its U.S. Division are subject to various federal, state and local laws affecting its business.  Each of the Concepts’ restaurants in the U.S. must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state and/or municipality in which the restaurant is located.  In addition, each Concept must comply with various state and federal laws that regulate the franchisor/franchisee relationship.  To date, no Concept has been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

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

Employees

As of year end 2010, the Company and its Concepts employed approximately 378,000 persons, approximately 86 percent of whom were part-time.  Approximately 17 percent of these employees are employed in the U.S.  The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors.  The majority of employees are paid on an hourly basis.  Some non-U.S. employees are subject to labor council relationships that vary due to the diverse cultures in which the Company operates.  The Company and its Concepts consider their employee relations to be good.

(d)	Financial Information about Geographic Areas

Financial information about our significant geographic areas (U.S., International Division and China Division) is incorporated herein by reference from Selected Financial Data in Part II, Item 6, page 23; Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 25 through 59; and in the related Consolidated Financial Statements and footnotes in Part II, Item 8, pages 61 through 124.

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

You should carefully review the risks described below as they identify important factors that could cause our actual results to differ materially from our forward-looking statements and historical trends.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food-borne illnesses, such as E. coli, hepatitis A, trichinosis or salmonella, and food safety issues have occurred in the past, and could occur in the future.  Any report or publicity linking us or one of our Concept restaurants, including restaurants operated by our franchisees, to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our Concepts’ brands and reputations as well as our revenues and profits.  If customers of our Concepts or franchisees become ill from food-borne illnesses, we and our franchisees may temporarily close some restaurants.  In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of competitors could adversely affect our sales as a result of negative publicity about the foodservice industry generally.  Food-borne illness, food tampering and food contamination could also be caused by food suppliers or distributors and, as a result, could be out of our control.  The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees.

Our China operations subject us to risks that could negatively affect our business.

A significant and growing portion of our restaurants are located in China.  As a result, our financial results are increasingly dependent on our results in China, and our business is increasingly exposed to risks there.  These risks include changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels), tax rates and laws and consumer preferences, as well as changes in the regulatory environment and increased competition.  In addition, our results of operations in China and the value of our Chinese assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

In addition, any significant or prolonged deterioration in U.S.-China relations could adversely affect our China business.  Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China.  There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China.  If we were unable to enforce our intellectual property or contract rights in China, our business would be adversely impacted.

Our other foreign operations subject us to risks that could negatively affect our business.

A significant portion of our Concepts’ restaurants are operated in foreign countries and territories outside of the U.S. and China, and we intend to continue expansion of our international operations.  As a result, our business is increasingly exposed to risks inherent in foreign operations.  These risks, which can vary substantially by market, include political instability, corruption, social and ethnic unrest, changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels), the regulatory environment, tax rates and laws and consumer preferences as well as changes in the laws and policies that govern foreign investment in countries where our restaurants are operated.

In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates, which may adversely affect reported earnings.  More specifically, an increase in the value of the United States Dollar relative to other currencies, such as the Australian Dollar, the British Pound, the Canadian Dollar and the Euro, could have an adverse effect on our reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

We may not attain our target development goals and aggressive development could cannibalize existing sales.

Our growth strategy depends in large part on our ability to increase our net restaurant count in markets outside the United States, especially China.  The successful development of new units will depend in large part on our ability and the ability of our franchisees to open new restaurants and to operate these restaurants on a profitable basis.  We cannot guarantee that we, or our franchisees, will be able to achieve our expansion goals or that new restaurants will be operated profitably.  Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants.  Other risks which could impact our ability to increase our net restaurant count include prevailing economic conditions and our, or our franchisees’, ability to obtain suitable restaurant locations, obtain required permits and approvals in a timely manner and hire and train qualified personnel.

Our franchisees also frequently depend upon financing from banks and other financial institutions in order to construct and open new restaurants.  If it becomes more difficult or expensive for our franchisees to obtain financing to develop new restaurants, our planned growth could slow and our future revenue and cash flows could be adversely impacted.

In addition, the new restaurants could impact the sales of our existing restaurants nearby.  It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants.  However, as with most growing retail and restaurant operations, there can be no assurance that sales cannibalization will not occur or become more significant in the future as we increase our presence in existing markets over time.

Changes in commodity and other operating costs could adversely affect our results of operations.

Any increase in certain commodity prices, such as food, energy and supply costs, could adversely affect our operating results.  Because our Concepts and their franchisees provide moderately priced food, our ability to pass along commodity price increases to our customers is limited.  Significant increases in gasoline prices could also result in a decrease of customer traffic at our restaurants or the imposition of fuel surcharges by our distributors, each of which could adversely affect our business.  Our operating expenses also include employee wages and benefits and insurance costs (including workers’ compensation, general liability, property and health) which may increase over time.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

We are dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices.  Shortages or interruptions in the supply of food items and other supplies to our restaurants could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants.  Such shortages or disruptions could be caused by inclement weather, natural disasters such as floods, drought and hurricanes, increased demand, problems in production or distribution, the inability of our vendors to obtain credit, food safety warnings or advisories or the prospect of such pronouncements, or other conditions beyond our control.  A shortage or interruption in the availability of certain food products or supplies could increase costs and limit the availability of products critical to restaurant operations.  In addition, failure by a principal distributor for our Concepts and/or our franchisees to meet its service requirements could lead to a disruption of service or supply until a new distributor is engaged, and any disruption could have an adverse effect on our business.

Risks associated with the suppliers from whom our products are sourced and the safety of those products could adversely affect our financial performance.

The products sold by our Concepts and their franchisees are sourced from a wide variety of domestic and international suppliers.  Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our standards, product quality issues, inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control.  These and other factors affecting our suppliers and our access to products could adversely affect our financial performance.

Concerns regarding the safety of food ingredients or products that we source from our suppliers could cause customers to avoid purchasing certain products from us.  Lost confidence on the part of our customers would be difficult and costly to reestablish.

Our operating results are closely tied to the success of our Concepts’ franchisees.

A significant portion of our revenue consists of royalties from our franchisees.  Because a significant and growing portion of our restaurants are run by franchisees, the success of our business is increasingly dependent upon the operational and financial success of our franchisees.  While our franchise agreements set forth certain operational standards and guidelines, we have limited control over how our franchisees’ businesses are run, and any significant inability of our franchisees to operate successfully could adversely affect our operating results through decreased royalty payments.  For example, franchisees may not have access to the financial or management resources that they need to open or continue operating the restaurants contemplated by their franchise agreements with us.  In addition, franchisees may not be able to find suitable sites on which to develop new restaurants or negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules.

If our franchisees incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, it could result in financial distress, including insolvency or bankruptcy.  If a significant number of our franchisees become financially distressed, our operating results could be impacted through reduced or delayed royalty payments or increased rent obligations for leased properties on which we are contingently liable.

Our results and financial condition could be affected by the success of our refranchising program.

We are in the process of refranchising restaurants in the U.S., which could reduce the percentage of Company ownership of KFCs, Pizza Huts, and Taco Bells in the U.S. from approximately 15% at the end of 2010 to approximately 12% by the end of 2011.  Our ability to execute this plan will depend on, among other things, whether we receive fair offers for these restaurants, whether we can find viable and suitable buyers and how quickly we can agree to terms with potential buyers.  In addition, financing for restaurant purchases can be expensive or difficult to obtain.  If buyers cannot obtain financing at attractive prices – or if they are unable to obtain financing at any price – our refranchising program could be delayed.

Once executed, the success of the refranchising program will depend on, among other things, buyers effectively operating these restaurants, the impact of contingent liabilities incurred in connection with refranchising, and whether the resulting ownership mix of Company-operated and franchisee-operated restaurants allows us to meet our financial objectives.  In addition, refranchising activity could vary significantly from quarter-to-quarter and year-to-year and that volatility could impact our reported earnings.

We could be party to litigation that could adversely affect us by increasing our expenses or subjecting us to significant monetary damages and other remedies.

We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation.  We are currently a defendant in cases containing class action allegations in which the plaintiffs have brought claims under federal and state wage and hour and other laws.  Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated.  Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert time and money away from our operations and hurt our performance.  With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations.  Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results.

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

Asian and European countries have experienced outbreaks of Avian Flu, and some commentators have hypothesized that further outbreaks could occur and reach pandemic levels.  Future outbreaks could adversely affect the price and availability of poultry and cause customers to eat less chicken.  Widespread outbreaks could also affect our ability to attract and retain employees.

Furthermore, other viruses such as H1N1 or “swine flu” may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which could adversely affect restaurant guest traffic or the ability to adequately staff restaurants.  We could also be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations of restaurants.  Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may affect our business.

Our success depends substantially on the value and perception of our brands.

Our success is dependent in large part upon our ability to maintain and enhance the value of our brands and our customers’ connection to our brands.  Brand value is based in part on consumer perceptions on a variety of subjective qualities, and even isolated business incidents can erode brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation.  For example, our brands could be damaged by claims or perceptions about the quality of our products regardless of whether such claims or perceptions are accurate.  Consumer demand for our products and our brand value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products, which would likely result in lower sales and, ultimately, profits.

Our business may be adversely impacted by general economic conditions.

Our results of operations are dependent upon discretionary spending by consumers, which may be affected by general economic conditions globally or in one or more of the markets we serve.  Some of the factors that impact discretionary consumer spending include unemployment, disposable income and consumer confidence.  These and other macroeconomic factors could have an adverse effect on our sales mix, profitability or development plans, which could harm our financial condition and operating results.

The impact of potentially limited credit availability on third party vendors such as our suppliers cannot be predicted.  The inability of our suppliers to access financing, or the insolvency of suppliers, could lead to disruptions in our supply chain which could adversely impact our sales and financial condition.

Changes in governmental regulations may adversely affect our business operations.

Our Concepts and their franchisees are subject to numerous laws and regulations around the world.  Our restaurants are subject to state and local licensing and regulation by health, sanitation, food, workplace safety, fire and other agencies.  In addition, we face risks arising from compliance with and enforcement of increasingly complex federal and state immigration laws and regulations in the U.S.

We are also subject to the Americans with Disabilities Act in the U.S. and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas.  The expenses associated with any facilities modifications required by these laws could be material.  Our operations in the U.S. are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, family leave mandates and a variety of similar state laws that govern these and other employment law matters.  The compliance costs associated with these laws and evolving regulations could be substantial, and any failure or alleged failure to comply with these laws could lead to litigation, which could adversely affect our financial condition.

We also face risks from new or changing laws and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling.  Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.  New or changing laws and regulations relating to union organizing rights and activities may impact our operations at the restaurant level and increase our cost of labor.  In addition, we are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud, and any failure or perceived failure to comply with those laws could harm our reputation or lead to litigation, which could adversely affect our financial condition.

We are also subject to increasing environmental regulations, which could result in increased taxation or future restrictions on or increases in costs associated with food and other restaurant supplies, transportation costs and utility costs, any of which could decrease our operating profits and/or necessitate future investments in our restaurant facilities and equipment to achieve compliance.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations.  Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.  Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

Our effective tax rate could increase, negatively impacting our results of operations and financial condition.

A significant percentage of our profits are earned outside the U.S. and taxed at lower rates than the U.S. statutory rates.  If we were to experience an unforeseen decrease in our cash flows from our U.S. businesses or were unable to refinance future U.S. debt maturities we may be required to repatriate future international earnings to fund our U.S. cash needs.  Such international earnings would be subject to U.S. tax at the point in time we did not believe they were permanently invested outside the U.S., which could cause our worldwide effective tax rate to increase.

Additionally, our federal, state and local tax returns are frequently the subject of audits by taxing authorities, and those audits may result in tax assessments and/or penalties.  Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties.  There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

Failure to protect the integrity and security of individually identifiable data of our guests and employees could expose us to litigation and damage our reputation.

We receive and maintain certain personal information about our guests and employees.  The use of this information by us is regulated by applicable law, as well as by certain third party contracts.  If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as our restaurant operations and results of operations and financial condition.  Additionally, we could be subject to litigation or the imposition of penalties.  As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2010 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2010, the Company’s Concepts owned more than 1,200 units and leased land, building or both in more than 6,000 units worldwide.  These units are further detailed as follows:

•	The Company and its Concepts owned more than 900 units and leased land, building or both in more than 1,500 units in the U.S.
•	The International Division owned more than 300 units and leased land, building or both in nearly 1,300 units.
•	The China Division leased land, building or both in more than 3,200 units.

Concept restaurants in the U.S. which are not owned are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with short renewal options.  Company restaurants in the International Division which are not owned have initial lease terms and renewal options that vary by country.  Company restaurants in the China Division are generally leased for initial terms of 10 to 15 years and generally do not have renewal options.  Historically, the Company has either been able to renew its China Division leases or enter into competitive leases at replacement sites without significant impact on our operations, cash flows or capital resources.  The Company currently has approximately 1,000 units worldwide that it leases or subleases to franchisees, principally in the U.S., U.K., Canada and Mexico.

The Pizza Hut and YRI corporate headquarters and a research facility in Dallas, Texas are owned by Pizza Hut.  Taco Bell leases its corporate headquarters and research facility in Irvine, California. The KFC, LJS, A&W and YUM corporate headquarters and a research facility in Louisville, Kentucky are owned by YRI.  In addition, YUM leases office facilities for certain support groups in Louisville, Kentucky.  The China Division leases their corporate headquarters and research facilities in Shanghai, China.  Additional information about the Company’s properties is included in the Consolidated Financial Statements and footnotes in Part II, Item 8, pages 61 through 124.

The Company believes that its properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3.	Legal Proceedings.

The Company is subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business.  The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows.  The following is a brief description of the more significant of the categories of lawsuits and other matters we face from time to time.  Descriptions of specific claims and contingencies appear in Note 19, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

Franchising

A substantial number of the restaurants of each of the Concepts are franchised to independent businesses operating under arrangements with the Concepts.  In the course of the franchise relationship, occasional disputes arise between the Company and its Concepts’ franchisees relating to a broad range of subjects, including, without limitation, marketing, operational standards, quality, service, and cleanliness issues, grants, transfers or terminations of franchise rights, territorial disputes and delinquent payments.

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

Like other retail employers, the Company has been faced in a few states with allegations of purported class-wide wage and hour, employee classification and other labor law violations.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2010.

Executive Officers of the Registrant

The executive officers of the Company as of February 14, 2011, and their ages and current positions as of that date are as follows:

David C. Novak, 58, is Chairman of the Board, Chief Executive Officer and President of YUM.  He has served in this position since January 2001.

Richard T. Carucci, 53, is Chief Financial Officer for YUM.  He has served in this position since March 2005. From October 2004 to February 2005, he served as Senior Vice President, Finance and Chief Financial Officer – Designate of YUM.

Christian L. Campbell, 60, is Senior Vice President, General Counsel, Secretary and Chief Franchise Policy Officer for YUM.  He has served as Senior Vice President, General Counsel and Secretary since September 1997 and Chief Franchise Policy Officer since January 2003.

Jonathan D. Blum, 52, is Senior Vice President and Chief Public Affairs Officer for YUM.  He has served in this position since July 1997.

Anne P. Byerlein, 52, is Chief People Officer for YUM.  She has served in this position since December 2002.

Ted F. Knopf, 59, is Senior Vice President Finance and Corporate Controller of YUM.  He has served in this position since April 2005.  From September 2001 to April 2005, Mr. Knopf served as Vice President of Corporate Planning and Strategy of YUM.

Emil J. Brolick, 63, is Chief Operating Officer for YUM and President of LJS/A&W.  He has served as Chief Operating Officer since June 2008 and as President of LJS/A&W since January 2010.  Prior to being named Chief Operating Officer, he served as President of U.S. Brand Building, a position he held from December 2006 to June 2008.  He served as President and Chief Concept Officer of Taco Bell, a position he held from July 2000 to November 2006.

Scott O. Bergren, 64, is Chief Executive Officer Pizza Hut U.S. and YUM Innovation.  He has served in this position since February 2011.  Prior to this position, Mr. Bergren served as President and Chief Concept Officer of Pizza Hut, a position he held beginning in November 2006.  Mr. Bergren served as Chief Marketing Officer of KFC and YUM from August 2003 to November 2006.

Greg Creed, 53, is Chief Executive Officer Taco Bell.  He has served in this position since February 2011.  Prior to this position, Mr. Creed served as President and Chief Concept Officer of Taco Bell, a position he held beginning in December 2006.  Mr. Creed served as Chief Operating Officer of YUM from December 2005 to November 2006.

Roger Eaton, 50, is Chief Executive Officer KFC U.S. and YUM Operational Excellence.  He has served in this position since February 2011.  Prior to this position, Mr. Eaton served as President and Chief Concept Officer of KFC, a position he held since June 2008.  Mr. Eaton served as Chief Operating and Development Officer of YUM from April 2008 to June 2008 and as Chief Operating and Development Officer – Designate from January 2008 until April 2008.  From 2000 until January 2008, he was Senior Vice President/Managing Director of YUM Restaurants International South Pacific.

Jing-Shyh S. Su, 58, is Vice-Chairman of the Board of YUM and Chairman and Chief Executive Officer of YUM Restaurants China.  He has served in this position since May 2010. He has served as Vice-Chairman of the Board of YUM since March 2008, and he served as President of YUM Restaurants China from 1997 to May 2010.

Graham D. Allan, 55, is the Chief Executive Officer of YRI.  He has served in this position since May 2010.  Prior to this position, he served as President of YRI from November 2003 to May 2010.  Immediately prior to this position he served as Executive Vice President of YRI.

Muktesh Pant, 56, is President of YRI and President of Global Branding for YUM.  He has served as President of YRI since May 2010 and as President of Global Brand Building for YUM since February 2009.  He served as the Chief Marketing Officer of YRI from July 2005 to May 2010.  Mr. Pant was the Global Chief Concept Officer—YUM and President of Taco Bell International from February 2008 to January 2009.  From December 2006 to January 2008 he was the Chief Concept Officer of Taco Bell International.  Prior to joining YUM, Mr. Pant was the owner and operator of Patanjali Corp., from March 2004 to February 2005.

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

2010
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$38.64	$32.72	$0.21	$0.21
Second	43.94	37.92	0.21	0.21
Third	44.35	38.53	—	0.21
Fourth	51.90	43.85	0.50	0.25

2009
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$32.87	$23.47	$—	$0.19
Second	36.64	27.48	0.38	0.19
Third	36.56	32.57	—	0.19
Fourth	36.06	32.50	0.42	0.21

In 2010, the Company declared two cash dividends of $0.21 per share and two cash dividends of $0.25 per share of Common Stock, one of which had a distribution date of February 4, 2011.  In 2009, the Company declared two cash dividends of $0.19 per share and two cash dividends of $0.21 per share of Common Stock, one of which was paid in 2010.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income.

As of February 9, 2011, there were approximately 72,000 registered holders of record of the Company’s Common Stock.

The Company had no sales of unregistered securities during 2010, 2009 or 2008.

Issuer Purchases of Equity Securities

The following table provides information as of December 25, 2010 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 10	—	$—	—	$300,000,000
9/5/10 – 10/2/10

Period 11	29,700	$46.99	29,700	$298,604,421
10/3/10 – 10/30/10

Period 12	—	$—	—	$298,604,421
10/31/10 – 11/27/10

Period 13	2,130,913	$49.75	2,130,193	$192,600,037
11/28/10 – 12/25/10

Total	2,160,613	$49.71	2,160,613	$192,600,037

In March 2010, our Board of Directors authorized additional share repurchases through March 2011, of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended December 25, 2010, all share repurchases were made pursuant to this authorization.

In January 2011, our Board of Directors authorized additional share repurchases through July 2012, of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Stock Index and the S&P 500 Consumer Discretionary Sector, a peer group that includes YUM, for the period from December 30, 2005 to December 23, 2010, the last trading day of our 2010 fiscal year.  The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 30, 2005 and that all dividends were reinvested.

	12/30/05	12/29/06	12/28/07	12/26/08	12/24/09	12/23/10

YUM!	$ 100	$ 127	$ 169	$ 135	$ 162	$ 232
S&P 500	$ 100	$ 116	$ 123	$ 74	$ 98	$ 112
S&P Consumer Discretionary	$ 100	$ 119	$ 103	$ 66	$ 98	$ 124

Item 6.	Selected Financial Data.
Selected Financial Data
YUM! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

	Fiscal Year
	2010	2009		2008	2007	2006
Summary of Operations
Revenues
Company sales	$9,783	$9,413		$9,843	$9,100	$8,365
Franchise and license fees and income	1,560	1,423		1,461	1,335	1,196
Total	11,343	10,836		11,304	10,435	9,561
Closures and impairment income (expenses)(a)	(47)	(103)		(43)	(35)	(59)
Refranchising gain (loss)(b)	(63)	26		5	11	24
Operating Profit(c)	1,769	1,590		1,517	1,357	1,262
Interest expense, net	175	194		226	166	154
Income before income taxes	1,594	1,396		1,291	1,191	1,108
Net Income – including noncontrolling interest	1,178	1,083		972	909	824
Net Income – YUM! Brands, Inc.	1,158	1,071		964	909	824
Basic earnings per common share(d)	2.44	2.28		2.03	1.74	1.51
Diluted earnings per common share(d)	2.38	2.22		1.96	1.68	1.46
Diluted earnings per common share before special items(e)	2.53	2.17		1.91	1.68	1.46
Cash Flow Data
Provided by operating activities	$1,968	$1,404		$1,521	$1,551	$1,257
Capital spending, excluding acquisitions	796	797		935	726	572
Proceeds from refranchising of restaurants	265	194		266	117	257
Repurchase shares of Common Stock	371	—		1,628	1,410	983
Dividends paid on Common Stock	412	362		322	273	144
Balance Sheet
Total assets	$8,316	$7,148		$6,527	$7,188	$6,368
Long-term debt	2,915	3,207		3,564	2,924	2,045
Total debt	3,588	3,266		3,589	3,212	2,272
Other Data
Number of stores at year end
Company	7,271	7,666		7,568	7,625	7,736
Unconsolidated Affiliates	525	469		645	1,314	1,206
Franchisees	27,852	26,745		25,911	24,297	23,516
Licensees	2,187	2,200		2,168	2,109	2,137
System	37,835	37,080		36,292	35,345	34,595

China Division system sales growth(f)
Reported	18%	11%		33%	34%	31%
Local currency(g)	17%	10%		22%	28%	29%
YRI system sales growth(f)
Reported	10%	(4%	)	10%	15%	7%
Local currency(g)	4%	5%		8%	10%	7%
U.S. same store sales growth(f)	1%	(5%	)	2%	—	1%
Shares outstanding at year end(d)	469	469		459	499	530
Cash dividends declared per Common Stock(d)	$0.92	$0.80		$0.72	$0.45	$0.43
Market price per share at year end (d)	$49.66	$35.38		$30.28	$38.54	$29.40

Fiscal years 2010, 2009, 2008, 2007 and 2006 all include 52 weeks.

The selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

(a)
Fiscal year 2009 included non-cash charges of $26 million and $12 million to write-off goodwill related to our LJS/A&W U.S. and Pizza Hut South Korea businesses, respectively.  See Note 4 to the Consolidated Financial Statements for a description of our store closures and store impairment expenses in 2010, 2009 and 2008.  Additionally, see Note 9 describing our goodwill impairment expense recognized in 2009.

(b)
Fiscal year 2010 included U.S. refranchising losses of $18 million, a loss upon refranchising our Mexico market of $52 million and a loss upon refranchising our Taiwan market of $7 million.  Fiscal year 2009 included U.S. refranchising gains of $34 million and a loss of $10 million as a result of our decision to offer to refranchise our Taiwan market.  These items are discussed further within our MD&A.

(c)
Fiscal year 2010 included a loss of $18 million related to U.S. business transformation measures, including the 2010 U.S. refranchising losses, and the 2010 Mexico and Taiwan refranchising losses described in (b).  Fiscal year 2009 included a gain of $68 million related to the consolidation of a former unconsolidated affiliate in China, a loss of $40 million related to U.S. business transformation measures, including the $26 million goodwill charge described in (a) and the 2009 U.S. refranchising gains described in (b), and the 2009 Taiwan refranchising loss described in (b).  Fiscal year 2008 included a gain of $100 million related to the sale of our interest in our unconsolidated affiliate in Japan and a loss of $61 million related to U.S. business transformation measures.  These items are discussed further within our MD&A.

(d)	Adjusted for the two for one stock split on June 26, 2007.

(e)
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) throughout this document, the Company has provided non-GAAP measurements which present operating results on a basis before Special Items.  The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.  The gains and charges described in (c), above, are considered Special Items.  The 2010, 2009 and 2008 Special Items are discussed in further detail within the MD&A.

(f)
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

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”), should be read in conjunction with the Consolidated Financial Statements on pages 61 through 66 (“Financial Statements”) and the Forward-Looking Statements on page 2 and the Risk Factors set forth in Item 1A.  Throughout the MD&A, YUM! Brands, Inc. (“YUM” or the “Company”) makes reference to certain performance measures as described below.

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

All Note references herein refer to the Notes to the Financial Statements on pages 67 through 124.  Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified.

Description of Business

YUM is the world’s largest restaurant company in terms of system restaurants with over 37,000 restaurants in more than 110 countries and territories operating under the KFC, Pizza Hut, Taco Bell, Long John Silver’s or A&W All-American Food Restaurants brands.  Four of the Company’s restaurant brands – KFC, Pizza Hut, Taco Bell and Long John Silver’s – are the global leaders in the chicken, pizza, Mexican-style food and quick-service seafood categories, respectively.  Of the over 37,000 restaurants, 19% are operated by the Company, 75% are operated by franchisees and unconsolidated affiliates and 6% are operated by licensees.

YUM’s business consists of three reporting segments:  United States, YUM Restaurants International (“YRI” or “International Division”) and the China Division.  The China Division includes only mainland China (“China”) and YRI includes the remainder of our international operations.  The China Division, YRI and Taco Bell-U.S. now represent over 85% of the Company’s operating profits, excluding Corporate and unallocated income and expenses.

Segment Reporting Change

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

The following table summarizes the 2009 and 2008 increases to selected line items within the YRI segment as a result of these segment reporting changes (with equal and offsetting decreases impacting the China Division):

	2009	2008
Company sales	$270	$282
Company restaurant expenses	244	254
Operating Profit	6	9

Strategies

The Company continues to focus on four key strategies:

Build Leading Brands in China in Every Significant Category – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurants, respectively, in mainland China.  Additionally, the Company owns and operates the distribution system for its restaurants in mainland China which we believe provides a significant competitive advantage.  Given this strong competitive position, a growing economy and a population of 1.3 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and testing the additional restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food).  Our ongoing earnings growth model in China includes double digit unit growth, same store sales growth of at least 4% and leverage of our General and Administrative (“G&A”) infrastructure, which we expect to drive Operating Profit growth of 15%.

Drive Aggressive International Expansion and Build Strong Brands Everywhere – The Company and its franchisees opened nearly 900 new restaurants in 2010 in the Company’s International Division, representing 11 straight years of opening over 700 restaurants, and YRI is one of the leading international retail developers in terms of units opened.  The Company expects to continue to experience strong growth by building out existing markets and growing in new markets including France, Russia and India.  The International Division’s Operating Profit has experienced an 8 year compound annual growth rate of 11%.  Our ongoing earnings growth model for YRI includes Operating Profit growth of 10% driven by 3-4% net unit growth, at least 2-3% same store sales growth, modest margin improvement and leverage of our G&A infrastructure.

Dramatically Improve U.S. Brand Positions, Consistency and Returns – The Company continues to focus on improving its U.S. position through differentiated products and marketing and an improved customer experience.  The Company also strives to provide industry leading new product innovation which adds sales layers and expands day parts.  We continue to evaluate our returns and ownership positions with an earn the right to own philosophy on Company owned restaurants.  Our ongoing earnings growth model calls for Operating Profit growth of 5% in the U.S.  As we near completion of our refranchising program in 2011, the Taco Bell operating segment will become an increasingly larger component of U.S. ongoing earnings growth.  The U.S. ongoing earnings growth model includes Taco Bell Operating Profit growth of 6% driven by modest unit growth, same store sales growth of 3% and leverage of our G&A infrastructure.

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders via dividends and share repurchases.  The Company has one of the highest returns on invested capital in the Quick Service Restaurants (“QSR”) industry.  The Company’s dividend and share repurchase programs have returned over $1.6 billion and $6 billion to shareholders, respectively, since 2004.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income and has increased the quarterly dividend each year since inception in 2004.  Shares are repurchased opportunistically as part of our regular capital structure decisions.

The ongoing earnings growth rates referenced above represent our average annual expectations for the foreseeable future.  Details of our 2011 Guidance by division as presented on December 8, 2010 can be found online at http://www.yum.com.

2010 Highlights

●	Worldwide system sales grew 4%, prior to foreign currency translation, including 17% in China, 4% in YRI and 2% in the U.S.

●	Same store sales grew 6% in China and 1% in the U.S. Same store sales were flat in YRI.

●	International development continued at a strong pace with 1,391 new restaurants including 507 new units in China and 884 new units in YRI.

●	Worldwide restaurant margin increased 1.3 percentage points to 17.0% including improvement in China, YRI, and the U.S.

●	Worldwide operating profit grew 15%, prior to foreign currency translation, including 26% in China, 11% in YRI, and 3% in the U.S.

●	Increased the quarterly dividend by 19% in the third quarter and repurchased 9.8 million shares totaling $390 million at an average price of $40 over the course of the year.

All preceding comparisons are versus the same period a year ago and exclude the impact of Special Items.  See the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for a description of Special Items.

Results of Operations

	Amount			% B/(W)
	2010	2009	2008	2010		2009

Company sales	$9,783	$9,413	$9,843	4		(4)
Franchise and license fees and income	1,560	1,423	1,461	10		(3)
Total revenues	$11,343	$10,836	$11,304	5		(4)
Company restaurant profit	$1,663	$1,479	$1,378	12		7

% of Company sales	17.0%	15.7%	14.0%	1.3	ppts.	1.7	ppts.

Operating Profit	$1,769	$1,590	$1,517	11		5
Interest expense, net	175	194	226	9		14
Income tax provision	416	313	319	(33)		2
Net Income – including noncontrolling interest	1,178	1,083	972	9		11
Net Income – noncontrolling interest	20	12	8	(60)		(51)
Net Income – YUM! Brands, Inc.	$1,158	$1,071	$964	8		11
Diluted EPS(a)	$2.38	$2.22	$1.96	7		13
Diluted EPS before Special Items(a)	$2.53	$2.17	$1.91	17		13
Effective tax rate	26.1%	22.4%	24.7%

(a)	See Note 3 for the number of shares used in these calculations.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Special Items

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results in 2010, 2009 and 2008 on a basis before Special Items.  Included in Special Items are the impact of measures we took to transform our U.S. business (“the U.S. business transformation measures”) including: the U.S. refranchising gain (loss), the depreciation reduction arising from the impairment of KFC restaurants we offered to sell in 2010, charges relating to U.S. G&A productivity initiatives and realignment of resources, investments in our U.S. Brands and a 2009 U.S. Goodwill impairment charge.  Special items also include losses recognized in 2010 and 2009 as a result of our decision to refranchise our equity markets in Mexico and Taiwan, the 2009 gain upon our acquisition of additional ownership in, and consolidation of, the operating entity that owns the KFCs in Shanghai, China, and the 2008 gain on the sale of our minority interest in our Japan unconsolidated affiliate.  These amounts are further described below.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in our China Division, YRI or U.S. segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in 2010, 2009 and 2008 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Year
	12/25/10	12/26/09	12/27/08
Detail of Special Items
U.S. Refranchising gain (loss)	$(18)	$34	$(5)
Long John Silver’s/A&W U.S. Goodwill impairment charge	—	(26)	—
Charges relating to U.S. G&A productivity initiatives and realignment of resources	(9)	(16)	(49)
Investments in our U.S. Brands	—	(32)	(7)
Gain upon consolidation of a former unconsolidated affiliate in China	—	68	—
Losses as a result of refranchising equity markets outside the U.S.	(59)	(10)	—
Depreciation reduction from KFC restaurants impaired upon offer to sell	9	—	—
Gain upon the sale of our interest in our Japan unconsolidated affiliate	—	—	100
Total Special Items Income (Expense)	(77)	18	39
Tax Benefit (Expense) on Special Items(a)	7	5	(14)
Special Items Income (Expense), net of tax	$(70)	$23	$25
Average diluted shares outstanding	486	483	491
Special Items diluted EPS	$(0.15)	$0.05	$0.05

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$1,846	$1,572	$1,478
Special Items Income (Expense)	(77)	18	39
Reported Operating Profit	$1,769	$1,590	$1,517

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$2.53	$2.17	$1.91
Special Items EPS	(0.15)	0.05	0.05
Reported EPS	$2.38	$2.22	$1.96

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	25.3%	23.1%	24.3%
Impact on Tax Rate as a result of Special Items(a)	0.8%	(0.7)%	0.4%
Reported Effective Tax Rate	26.1%	22.4%	24.7%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

U.S. Business Transformation Measures

The U.S. business transformation measures in 2010, 2009 and 2008 included: expansion of our U.S. refranchising; a reduced emphasis on multi-branding as a long-term growth strategy; G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs); and investments in our U.S. Brands made on behalf of our franchisees such as equipment purchases.  We do not believe these measures are indicative of our ongoing operations and are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes.

In the years ended December 25, 2010 and December 27, 2008, we recorded pre-tax losses of $18 million and $5 million from refranchising in the U.S., respectively.  In the year ended December 26, 2009, we recorded a pre-tax refranchising gain of $34 million in the U.S.  The loss recorded in the year ended December 25, 2010 is the net result of gains from 404 restaurants sold and non-cash impairment charges related to our offers to refranchise restaurants in the U.S., principally a substantial portion of our Company operated KFC restaurants.  The non-cash impairment charges related to our offers to refranchise a substantial portion of our Company operated KFC restaurants in the U.S., which were mostly recorded in the first quarter of 2010, decreased depreciation expense versus what would have otherwise been recorded by $9 million in the year ended December 25, 2010.  This depreciation reduction was recorded as a Special Item, resulting in depreciation expense in the U.S. segment results continuing to be recorded at the rate at which it was prior to the impairment charge being recorded for these restaurants.  The refranchising gains and losses are more fully discussed in Note 4 and the Store Portfolio Strategy Section of the MD&A.

In connection with our G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs) we recorded pre-tax charges of $9 million, $16 million and $49 million in the years ended December 25, 2010, December 26, 2009 and December 27, 2008, respectively.  We realized a $65 million decline in our U.S. G&A expenses in the year ended December 26, 2009 driven by the U.S. productivity initiatives and realignment of resource measures we took in 2008 and 2009.

As a result of a decline in future profit expectations for our LJS and A&W U.S. businesses due in part to the impact of a reduced emphasis on multi-branding, we recorded a non-cash charge of $26 million in Closures and impairment expenses, which resulted in no related income tax benefit, in the fourth quarter of 2009 to write-off goodwill associated with these businesses.

Additionally, the Company recognized a reduction to Franchise and license fees and income of $32 million, pre-tax, in the year ended December 26, 2009, related to investments in our U.S. Brands.  These investments reflect our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  The reimbursements were recorded as a reduction to Franchise and license fees and income as we would not have provided the reimbursements absent the ongoing franchisee relationship.  In the year ended December 27, 2008, the Company recognized pre-tax expense of $7 million related to investments in our U.S. Brands in Franchise and license expenses.

Refranchising of Equity Markets Outside the U.S.

In the fourth quarter of 2010 we recorded a $52 million loss on the refranchising of our Mexico equity market as we sold all of our company operated restaurants, comprised of 222 KFCs and 123 Pizza Huts, to an existing Latin American franchise partner.  The buyer will also serve as the master franchisee for Mexico which had 102 KFCs and 53 Pizza Hut franchise restaurants at the time of the transaction.  The write off of goodwill included in this loss was minimal as our Mexico reporting unit includes an insignificant amount of goodwill.  This loss did not result in any related income tax benefit and was not allocated to any segment for performance reporting purposes.

During the year ended December 26, 2009 we recognized a non-cash $10 million refranchising loss as a result of our decision to offer to refranchise our KFC Taiwan equity market.  During the year ended December 25, 2010 we refranchised all of our remaining company restaurants in Taiwan, which consisted of 124 KFCs.  We included in our December 25, 2010 financial statements a non-cash write-off of $7 million of goodwill in determining the loss on refranchising of Taiwan.  Neither of these losses resulted in a related income tax benefit, and neither loss was allocated to any segment for performance reporting purposes. The amount of goodwill write-off was based on the relative fair values of the Taiwan business disposed of and the portion of the business that was retained.  The fair value of the business disposed of was determined by reference to the discounted value of the future cash flows expected to be generated by the restaurants and retained by the franchisee, which include a deduction for the anticipated royalties the franchisee will pay the Company associated with the franchise agreement entered into in connection with this refranchising transaction. The fair value of the Taiwan business retained consists of expected, net cash flows to be derived from royalties from franchisees, including the royalties associated with the franchise agreement entered into in connection with this refranchising transaction.  We believe the terms of the franchise agreement entered into in connection with the Taiwan refranchising are substantially consistent with market.  The remaining carrying value of goodwill related to our Taiwan business of $30 million, after the aforementioned write-off, was determined not to be impaired as the fair value of the Taiwan reporting unit exceeded its carrying amount.

Consolidation of a Former Unconsolidated Affiliate in Shanghai, China

On May 4, 2009 we acquired an additional 7% ownership in the entity that operates more than 200 KFCs in Shanghai, China for $12 million, increasing our ownership to 58%.  Prior to our acquisition of this additional interest, this entity was accounted for as an unconsolidated affiliate under the equity method of accounting.  Concurrent with the acquisition we received additional rights in the governance of the entity and thus we began consolidating the entity upon acquisition.  As required by GAAP, we remeasured our previously held 51% ownership in the entity, which had a recorded value of $17 million at the date of acquisition at fair value and recognized a gain of $68 million accordingly.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense in our Consolidated Statements of Income in 2009 and was not allocated to any segment for performance reporting purposes.

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate. Subsequent to the date of the acquisition, we reported the results of operations for the entity in the appropriate line items of our Consolidated Statements of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded as Net Income-noncontrolling interest within our Consolidated Statements of Income.  For the year ended December 25, 2010 the consolidation of the existing restaurants upon acquisition increased Company sales by $98 million, decreased Franchise and license fees and income by $6 million and positively impacted Operating Profit by $3 million.  For the year ended December 26, 2009 the consolidation of the existing restaurants upon acquisition increased Company sales by $192 million; decreased Franchise and license fees and income by $12 million and positively impacted Operating Profit by $4 million.  The impact on Net Income – YUM! Brands, Inc. was not significant to the years ended December 25, 2010 and December 26, 2009.

Sale of our Interest in our Unconsolidated Affiliate in Japan

During the year ended December 27, 2008 we recorded a pre-tax gain of approximately $100 million related to the sale of our interest in our unconsolidated affiliate in Japan (See Note 4 for further discussion of this transaction).  This gain was recorded in Other (income) expense in our Consolidated Statement of Income and was not allocated to any segment for performance reporting purposes.

Russia Acquisition

On July 1, 2010, we completed the exercise of our option with our Russian partner to purchase their interest in the co-branded Rostik’s-KFC restaurants across Russia and the Commonwealth of Independent States.  As a result, we acquired company ownership of 50 restaurants and gained full rights and responsibilities as franchisor of 81 restaurants, which our partner previously managed as master franchisee.   Upon exercise of our option, we paid cash of $56 million, net of settlement of a long-term note receivable of $11 million, and assumed long-term debt of $10 million.  The remaining balance of the purchase price, anticipated to be $11 million, will be paid in cash in July 2012.  As a result of our preliminary purchase price allocation for this acquisition, our Consolidated Balance Sheet includes $36 million of goodwill and $36 million of identifiable intangibles at December 25, 2010.  The impact of consolidating this business on all line items within our Consolidated Statement of Income was insignificant for the year ended December 25, 2010.

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

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets in which we choose to continue investing capital.  In the U.S., we are targeting Company ownership of KFC, Pizza Hut and Taco Bell restaurants of about 12%, down from its current level of 15%.  This U.S. target ownership percentage no longer considers the impact of LJS and A&W restaurants, both of which are completely franchise operated, as we are pursuing a sale of these brands.  Consistent with this strategy, 404, 541 and 700 Company restaurants in the U.S. were sold to franchisees in the years ended December 25, 2010, December 26, 2009 and December 27, 2008, respectively, and at December 25, 2010 we have offered for refranchising approximately 550 KFCs in the U.S.  During 2010, we also executed refranchising of all Company owned KFCs and Pizza Huts in Mexico (345 restaurants) and KFCs in Taiwan (124 restaurants).

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

The following table summarizes our worldwide refranchising activities:

	2010	2009	2008
Number of units refranchised	949	613	775
Refranchising proceeds, pre-tax	$265	$194	$266
Refranchising (gain) loss, pre-tax	$63	$(26)	$(5)

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

The following table summarizes the impact of refranchising on Total revenues as described above:
	2010
	China Division	YRI	U.S.	Worldwide
Decreased Company sales	$(20)	$(183)	$(401)	$(604)
Increased Franchise and license fees and income	3	9	25	37
Decrease in Total revenues	$(17)	$(174)	$(376)	$(567)

	2009
	China Division	YRI	U.S.	Worldwide
Decreased Company sales	$(5)	$(77)	$(640)	$(722)
Increased Franchise and license fees and income	—	5	36	41
Decrease in Total revenues	$(5)	$(72)	$(604)	$(681)

The following table summarizes the impact of refranchising on Operating Profit as described above:
	2010
	China Division	YRI	U.S.	Worldwide
Decreased Restaurant profit	$(3)	$(5)	$(44)	$(52)
Increased Franchise and license fees and income	3	9	25	37
Decreased G&A	—	9	6	15
Increase (decrease) in Operating Profit	$—	$13	$(13)	$—

	2009
	China Division	YRI	U.S.	Worldwide
Decreased Restaurant profit	$(1)	$(2)	$(63)	$(66)
Increased Franchise and license fees and income	—	5	36	41
Decreased G&A	—	—	14	14
Increase (decrease) in Operating Profit	$(1)	$3	$(13)	$(11)

Internal Revenue Service Proposed Adjustment

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that Yum transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $150 million.  Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006.  The potential additional taxes for these later years, through 2010, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $320 million plus net interest to date of approximately $20 million.

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

Taco Bell Beef Issue

In late January 2011 a lawsuit was filed alleging a violation of consumer protection statutes and deceptive business practices by Taco Bell through its advertising that the beef served in its products is “seasoned beef”.  Though the Company denies all claims within the lawsuit and intends to vigorously defend its position, the resulting negative publicity regarding its food quality has adversely impacted Taco Bell sales in both company and franchise stores.  While we do not anticipate a sustained negative impact on Taco Bell’s sales, it is difficult for us to predict if there will be any significant impact on our 2011 Revenues and Operating Profit given the recent nature of the adverse publicity.

Sale of Long John Silver’s and A&W

Subsequent to the end of our fourth quarter, we decided to place our Long John Silver’s and A&W All-American Food Restaurants brands for sale and began the process to identify a buyer.  In the first quarter of 2011, we anticipate that we will recognize a non-cash pre-tax impairment loss in Special Items as a result of our decision to sell.  The amount of the expected pre-tax loss as well as the related tax impact will be dependent upon indications we receive as to potential sales prices and structures.   We do not expect the eventual sale to have a material impact to our ongoing earnings or cash flows.

Restaurant Unit Activity
Worldwide	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Balance at end of 2008	7,568	645	25,911	34,124
New Builds	595	70	1,068	1,733
Acquisitions	57	—	(57)	—
Refranchising	(613)	—	612	(1)
Closures	(178)	(10)	(756)	(944)
Other	237	(236)	(33)	(32)
Balance at end of 2009	7,666	469	26,745	34,880
New Builds	607	62	952	1,621
Acquisitions	110	—	(110)	—
Refranchising	(949)	—	949	—
Closures	(163)	(6)	(668)	(837)
Other	—	—	(16)	(16)
Balance at end of 2010	7,271	525	27,852	35,648
% of Total	21%	1%	78%	100%

China Division (c)	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Balance at end of 2008	2,272	645	96	3,013
New Builds	427	70	12	509
Acquisitions	—	—	—	—
Refranchising	(11)	—	11	—
Closures	(59)	(10)	(1)	(70)
Other (b)	237	(236)	—	1
Balance at end of 2009	2,866	469	118	3,453
New Builds	442	62	3	507
Acquisitions	—	—	—	—
Refranchising	(33)	—	33	—
Closures	(47)	(6)	(1)	(54)
Other	—	—	—	—
Balance at end of 2010	3,228	525	153	3,906
% of Total	83%	13%	4%	100%

YRI (c)	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Balance at end of 2008	1,982	—	11,333	13,315
New Builds	123	—	835	958
Acquisitions	15	—	(15)	—
Refranchising	(61)	—	61	—
Closures	(59)	—	(401)	(460)
Other	—	—	(5)	(5)
Balance at end of 2009	2,000	—	11,808	13,808
New Builds	83	—	801	884
Acquisitions	53	—	(53)	—
Refranchising	(512)	—	512	—
Closures	(65)	—	(346)	(411)
Other	—	—	—	—
Balance at end of 2010	1,559	—	12,722	14,281
% of Total	11%	—	89%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Balance at end of 2008	3,314	—	14,482	17,796
New Builds	45	—	221	266
Acquisitions	42	—	(42)	—
Refranchising	(541)	—	540	(1)
Closures	(60)	—	(354)	(414)
Other	—	—	(28)	(28)
Balance at end of 2009	2,800	—	14,819	17,619
New Builds	82	—	148	230
Acquisitions	57	—	(57)	—
Refranchising	(404)	—	404	—
Closures	(51)	—	(321)	(372)
Other	—	—	(16)	(16)
Balance at end of 2010	2,484	—	14,977	17,461
% of Total	14%	—	86%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,187, 131 and 2,056 licensed units, respectively, at December 25, 2010.  There are no licensed units in the China Division.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

(b)
During the second quarter of 2009 we acquired additional ownership in and began consolidating an entity that operates the KFC business in Shanghai, China and have reclassified the units accordingly.  This entity was previously accounted for as an unconsolidated affiliate.

(c)
The ending balances for 2008 and the activity for 2009 for the International Division and China Division have been restated to reflect a change in our management reporting structure.  The International Division ending balances for 2008 and 2009 now include 393 and 444 Company units, respectively and 176 and 158 Franchisee units, respectively, in Thailand and KFC Taiwan with the offset to the China Division ending balances.

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

	2010 vs. 2009
	China Division	YRI	U.S.	Worldwide
Same store sales growth (decline)	6%	—%	1%	2%
Net unit growth and other	11	4	1	2
Foreign currency translation	1	6	N/A	3
% Change	18%	10%	2%	7%
% Change, excluding forex	17%	4%	N/A	4%

	2009 vs. 2008
	China Division	YRI	U.S.	Worldwide
Same store sales growth (decline)	(1)%	1%	(5)%	(2)%
Net unit growth and other	11	4	1	3
Foreign currency translation	1	(9)	N/A	(3)
% Change	11%	(4)%	(4)%	(2)%
% Change, excluding forex	10%	5%	N/A	1%

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

The dollar changes in Company Restaurant profit by year were as follows:

China Division
	2010 vs. 2009
Income / (Expense)	2009	Store Portfolio Actions	Other	FX	2010
Company sales	$3,352	$484	$207	$38	$4,081
Cost of sales	(1,175)	(162)	(12)	(13)	(1,362)
Cost of labor	(447)	(78)	(56)	(6)	(587)
Occupancy and other	(1,025)	(160)	(35)	(11)	(1,231)
Restaurant profit	$705	$84	$104	$8	$901

Restaurant margin	21.0%				22.1%

	2009 vs. 2008
Income / (Expense)	2008	Store Portfolio Actions	Other	FX	2009
Company sales	$2,776	$532	$(10)	$54	$3,352
Cost of sales	(1,049)	(193)	86	(19)	(1,175)
Cost of labor	(364)	(79)	3	(7)	(447)
Occupancy and other	(827)	(190)	8	(16)	(1,025)
Restaurant profit	$536	$70	$87	$12	$705

Restaurant margin	19.3%				21.0%

In 2010, the increase in China Division Company sales and Restaurant profit associated with store portfolio actions was primarily driven by the development of new units and the acquisition of additional interest in and consolidation of a former China unconsolidated affiliate during 2009 (See Note 4 for further discussion). Significant other factors impacting Company sales and/or Restaurant profit were Company same store sales growth of 6% and commodity deflation of $26 million partially offset by labor inflation.  Additionally, China Division Restaurant profit benefited $16 million from our brands’ participation in the World Expo during 2010. This benefit will not occur in 2011.

In 2009, the increase in China Division Company sales and Restaurant profit associated with store portfolio actions was primarily driven by the development of new units and the acquisition of additional interest in and consolidation of a former China unconsolidated affiliate during 2009.  Commodity deflation (primarily chicken) of $62 million also impacted Restaurant profit.  Company same store sales were flat for the year.

YRI
	2010 vs. 2009
Income / (Expense)	2009	Store Portfolio Actions	Other	FX	2010
Company sales	$2,323	$(49)	$(10)	$83	$2,347
Cost of sales	(758)	19	17	(31)	(753)
Cost of labor	(586)	20	(8)	(17)	(591)
Occupancy and other	(724)	21	—	(24)	(727)
Restaurant profit	$255	$11	$(1)	$11	$276

Restaurant margin	10.9%				11.7%

	2009 vs. 2008
Income / (Expense)	2008	Store Portfolio Actions	Other	FX	2009
Company sales	$2,657	$42	$22	$(398)	$2,323
Cost of sales	(855)	(17)	(15)	129	(758)
Cost of labor	(677)	(8)	(1)	100	(586)
Occupancy and other	(834)	(12)	(5)	127	(724)
Restaurant profit	$291	$5	$1	$(42)	$255

Restaurant margin	10.9%				10.9%

In 2010, the decrease in YRI Company sales associated with store portfolio actions was driven by refranchising, primarily KFC Taiwan, partially offset by new unit development. The increase in Restaurant profit associated with store portfolio actions was driven by new unit development partially offset by refranchising. Another significant factor impacting Restaurant profit during the year was labor inflation. Company same store sales were flat for the year.

In 2009, the increase in YRI Company sales and Restaurant profit associated with store portfolio actions was driven by new unit development partially offset by refranchising and closures.  Significant other factors impacting Company sales and/or Restaurant profit were Company same store sales growth of 1% due to higher average guest check and commodity inflation.

U.S.
	2010 vs. 2009
Income / (Expense)	2009	Store Portfolio Actions	Other	FX		2010
Company sales	$3,738	$(378)	$(5)	$	N/A	$3,355
Cost of sales	(1,070)	103	(9)		N/A	(976)
Cost of labor	(1,121)	126	1		N/A	(994)
Occupancy and other	(1,028)	115	5		N/A	(908)
Restaurant profit	$519	$(34)	$(8)	$	N/A	$477

Restaurant margin	13.9%					14.2%

	2009 vs. 2008
Income / (Expense)	2008	Store Portfolio Actions	Other	FX		2009
Company sales	$4,410	$(515)	$(157)	$	N/A	$3,738
Cost of sales	(1,335)	158	107		N/A	(1,070)
Cost of labor	(1,329)	157	51		N/A	(1,121)
Occupancy and other	(1,195)	154	13		N/A	(1,028)
Restaurant profit	$551	$(46)	$14	$	N/A	$519

Restaurant margin	12.5%					13.9%

In 2010, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising. Other significant factors impacting Restaurant profit were a negative impact from sales mix shift partially offset by commodity deflation of $7 million. Company same store sales were flat for the year.

In 2009, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising.  Significant other factors impacting Company sales and/or Restaurant profit were Company same store sales decline of 4%, commodity deflation of $28 million (primarily cheese), and cost savings associated with productivity initiatives.

Franchise and license fees and income

	Amount			% Increase (Decrease)		% Increase (Decrease) excluding foreign currency translation
	2010	2009	2008	2010	2009	2010	2009
China Division	$54	$55	$64	—	(15)	(1)	(16)
YRI	741	665	675	11	(1)	6	7
U.S.	765	735	722	4	2	N/A	N/A
Unallocated	—	(32)	—	NM	NM	N/A	N/A
Worldwide	$1,560	$1,423	$1,461	10	(3)	7	1

China Division Franchise and license fees and income for 2010 and 2009 were negatively impacted by 10% and 19%, respectively, related to the acquisition of additional interest in, and consolidation of, an entity that operated the KFCs in Shanghai, China during 2009.  See Note 4.

U.S. Franchise and license fees and income for 2010 and 2009 was positively impacted by 3% and 5%, respectively, due to the impact of refranchising.

Worldwide Franchise and license fees and income for 2009 included a reduction of $32 million as a result of our reimbursements to KFC franchisees for installation costs for the national launch of Kentucky Grilled Chicken that has not been allocated to the U.S. segment for performance reporting purposes.

General and Administrative Expenses

	Amount			% Increase (Decrease)		% Increase (Decrease) excluding foreign currency translation
	2010	2009	2008	2010	2009	2010	2009
China Division	$216	$188	$165	15	13	15	12
YRI	378	362	392	4	(7)	1	3
U.S.	492	482	547	2	(12)	N/A	N/A
Unallocated	191	189	238	1	(21)	N/A	N/A
Worldwide	$1,277	$1,221	$1,342	5	(9)	3	(6)

The increase in China Division G&A expenses for 2010 and 2009, excluding the impact of foreign currency translation, was driven by increased compensation costs resulting from higher headcount and the impact of the consolidation of a former unconsolidated affiliate during 2009 (See Note 4 for further discussion).

The increase in YRI G&A expenses for 2010, excluding the impact of foreign currency translation, was driven by increased investment in strategic growth markets, including costs related to the Russia acquisition (See Note 4 for further discussion), partially offset by G&A savings from refranchising all of our remaining company restaurants in Taiwan.

In 2009, the increase in YRI G&A expenses, excluding the impact of foreign currency translation, was driven by increased investment in strategic growth markets.

The increase in U.S. G&A expenses for 2010 was driven by increased litigation and incentive compensation costs, partially offset by G&A savings from the actions taken as part of our U.S. business transformation measures and lower project spending.

The increase in Unallocated G&A expenses for 2010 was driven by increased litigation and incentive compensation costs, partially offset by G&A savings from the actions taken as part of our U.S. business transformation measures.

In 2009, the decreases in U.S. and Unallocated G&A expenses were driven by the impact on G&A from the actions taken as part of our U.S. business transformation measures.

Worldwide Franchise and License Expenses

Franchise and license expenses decreased 7% in 2010.  The decrease was driven by lower provision for U.S. past due receivables (primarily at KFC and Pizza Hut) and lapping 2009 international franchise convention costs.

Franchise and license expenses increased 19% in 2009.  The increase was driven by quality control initiatives, increased provision for U.S. past due receivables (primarily at KFC and LJS) and higher international franchise convention costs.

Worldwide Other (Income) Expense	2010	2009	2008
Equity income from investments in unconsolidated affiliates	$(42)	$(36)	$(41)
Gain upon consolidation of a former unconsolidated affiliate in China(a)	—	(68)	—
Gain upon sale of investment in unconsolidated affiliate(b)	—	—	(100)
Foreign exchange net (gain) loss and other	(1)	—	(16)
Other (income) expense	$(43)	$(104)	$(157)

(a)	See Note 4 for further discussion of the consolidation of a former unconsolidated affiliate in China.

(b)	Fiscal year 2008 reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 4.

Worldwide Closure and Impairment Expenses and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Notes 4 and 9 for a summary of the components of facility actions and goodwill impairments by reportable operating segment, respectively.

Operating Profit

	Amount			% B/(W)
	2010	2009	2008	2010		2009
China Division	$755	$596	$471	27		26
YRI	589	497	531	19		(6)
United States	668	647	641	3		1
Unallocated Franchise and license fees and income	—	(32)	—	NM		NM
Unallocated Occupancy and Other	9	—	—	NM		NM
Unallocated and corporate expenses	(194)	(189)	(248)	(3)		24
Unallocated Impairment expense	—	(26)	—	NM		NM
Unallocated Other income (expense)	5	71	117	NM		NM
Unallocated Refranchising gain (loss)	(63)	26	5	NM		NM
Operating Profit	$1,769	$1,590	$1,517	11		5

United States operating margin	16.2%	14.5%	12.5%	1.7	ppts.	2.0	ppts.
YRI operating margin	19.1%	16.6%	15.9%	2.5	ppts.	0.7	ppts.

China Division Operating Profit increased 27% in 2010, including a 1%, or $6 million, favorable impact from foreign currency translation.  The increase was driven by the impact of same store sales growth and new unit development, partially offset by higher G&A costs.  Operating profit benefited $16 million from our brands’ participation in the World Expo during 2010.

China Division Operating Profit increased 26% in 2009, including a 2%, or $10 million, favorable impact from foreign currency translation.  The increase was driven by the impact of commodity deflation and new unit development, partially offset by higher G&A expenses.

YRI Operating Profit increased 19% in 2010, including an 8%, or $36 million, favorable impact from foreign currency translation.  Excluding the favorable impact from foreign currency translation, YRI Operating Profit increased 11% in 2010.  The increase was driven by the impact of new unit development and refranchising.

YRI Operating Profit decreased 6% in 2009, including a 10%, or $56 million, unfavorable impact from foreign currency translation.  Excluding the unfavorable impact from foreign currency translation, YRI Operating Profit increased 4% in 2009.  The increase was driven by the impact of franchise net unit development on franchise and license fees partially offset by a $12 million goodwill impairment charge related to our Pizza Hut South Korea market.

U.S. Operating Profit increased 3% in 2010.  The increase was driven by lower Closure and impairment costs, partially offset by increased litigation costs.

U.S. Operating Profit increased 1% in 2009.  The increase was driven by the impact on G&A from the actions taken as part of our U.S. business transformation measures and improved restaurant operating costs, primarily driven by commodity deflation.  These increases were partially offset by same store sales declines.

Unallocated Franchise and license fees and income for 2009 reflects our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken that have not been allocated to the U.S. segment for performance reporting purposes.

Unallocated and corporate expenses increased 3% in 2010 due to higher litigation and incentive compensation costs, partially offset by G&A savings from the actions taken as part of our U.S. business transformation measures.

Unallocated and corporate expenses decreased 24% in 2009 due to the impact on G&A from the actions taken as part of our U.S. business transformation measures.

Unallocated impairment expense in 2009 includes a $26 million impairment charge related to LJS/A&W U.S. goodwill.

Unallocated Other income (expense) in 2009 includes a $68 million gain upon acquisition of additional ownership in, and consolidation of, the entity that operates KFCs in Shanghai, China, and 2008 includes a $100 million gain recognized on the sale of our interest in our unconsolidated affiliate in Japan.  See Note 4 for further discussion.

Unallocated Refranchising gain (loss) in 2010 includes pre-tax non-cash losses of $89 million related to our efforts to refranchise a substantial portion of our Company operated KFC restaurants in the U.S. and a non-cash loss of $52 million related to the sale of our Mexico equity business, offset by U.S. gains for restaurants sold at Pizza Hut and Taco Bell.  See Note 4 for further discussion.

Interest Expense, Net

	2010	2009	2008
Interest expense	$195	$212	$253
Interest income	(20)	(18)	(27)
Interest expense, net	$175	$194	$226

Interest expense, net decreased $19 million or 9% in 2010.  This decrease was driven by both a decrease in average net borrowings and a decline in interest rates on the variable portion of our debt.

Interest expense, net decreased $32 million or 14% in 2009.  This decrease was primarily driven by a decline in interest rates on the variable portion of our debt and a decrease in borrowings in 2009 as compared to 2008.

Income Taxes

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2010		2009		2008
U.S. federal statutory rate	$558	35.0%	$489	35.0%	$452	35.0%
State income tax, net of federal tax benefit	12	0.7	14	1.0	5	0.6
Statutory rate differential attributable to foreign operations	(235)	(14.7)	(159)	(11.4)	(187)	(14.5)
Adjustments to reserves and prior years	55	3.5	(9)	(0.6)	44	3.5
Change in valuation allowance	22	1.4	(9)	(0.7)	12	0.6
Other, net	4	0.2	(13)	(0.9)	(7)	(0.5)
Effective income tax rate	$416	26.1%	$313	22.4%	$319	24.7%

Statutory rate differential attributable to foreign operations.  This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits.  The favorable impact is primarily attributable to a majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

In 2010, the benefit was positively impacted by the recognition of excess foreign tax credits generated by our intent to repatriate current year foreign earnings.

In 2009, the benefit was negatively impacted by withholding taxes associated with the distribution of intercompany dividends that were only partially offset by related foreign tax credits generated during the year.

In 2008, the benefit was positively impacted by the recognition of deferred tax assets for the net operating losses generated by tax planning actions implemented in 2008 (1.7 percentage points).  In addition, the benefit was also favorably impacted by a decrease in tax expense for certain foreign markets.

Adjustments to reserves and prior years.  This item includes: (1) the effects of reconciling income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets; and (2) changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position.  We evaluate these amounts on a quarterly basis to insure that they have been appropriately adjusted for audit settlements and other events we believe may impact the outcome.  The impact of certain effects or changes may offset items reflected in the ‘Statutory rate differential attributable to foreign operations’ line.

In 2010, this item included a net increase in tax expense driven by the reversal of foreign tax credits for prior years that are not likely to be claimed on future tax returns.

In 2009, this item included out-of-year adjustments which lowered our effective tax rate by 1.6 percentage points.

In 2008, this item included out-of-year adjustments which increased our effective tax rate by 1.8 percentage points.

Change in valuation allowance.  This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year.  The impact of certain changes may offset items reflected in the ‘Statutory rate differential attributable to foreign operations’ line.

In 2010, the $22 million of net tax expense was driven by $25 million for valuation allowances recorded against deferred tax assets generated during the current year.  This expense was partially offset by a $3 million tax benefit resulting from a change in judgment regarding the future use of U.S. state deferred tax assets that existed at the beginning of the year.

In 2009, the $9 million net tax benefit was driven by $25 million of benefit resulting from a change in judgment regarding the future use of foreign deferred tax assets that existed at the beginning of the year.  This benefit was partially offset by $16 million for valuation allowances recorded against deferred tax assets generated during the year.

In 2008, the $12 million net tax expense was primarily due to $42 million for valuation allowances recorded against deferred tax assets generated during the year, including a full valuation allowance provided on deferred tax assets for net operating losses generated by tax planning actions as we did not believe it was more likely than not that they would be realized in the future.  This increase was partially offset by $30 million of benefits primarily resulting from a change in judgment regarding the future use of foreign deferred tax assets that existed at the beginning of the year.

Other.  This item primarily includes the impact of permanent differences related to current year earnings and U.S. tax credits.

In 2009, this item was positively impacted by a one-time pre-tax gain of approximately $68 million, with no related income tax expense, recognized on our acquisition of additional interest in, and consolidation of, the entity that operates KFC in Shanghai, China.  This was partially offset by a pre-tax U.S. goodwill impairment charge of approximately $26 million, with no related income tax benefit.

Consolidated Cash Flows

Net cash provided by operating activities was $1,968 million compared to $1,404 million in 2009.  The increase was primarily driven by higher operating profit before special items and decreased pension contributions.

In 2009, net cash provided by operating activities was $1,404 million compared to $1,521 million in 2008.  The decrease was primarily driven by higher pension contributions, partially offset by higher operating profit before special items.

Net cash used in investing activities was $579 million versus $727 million in 2009.  The decrease was driven by lapping the 2009 acquisition of an interest in Little Sheep, as discussed in Note 4, and increased proceeds from refranchising, partially offset by the 2010 acquisition of our partner’s interest in Rostik’s-KFC.  See Note 4 for further discussion.

In 2009, net cash used in investing activities was $727 million versus $641 million in 2008.  The increase was driven by the acquisition of an interest in Little Sheep, lower proceeds from refranchising and sales of property, plant and equipment, partially offset by lower capital spending.

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

Net cash used in financing activities was $337 million versus $542 million in 2009.  The decrease was driven by higher net borrowings, partially offset by an increase in share repurchases.

In 2009, net cash used in financing activities was $542 million versus $1,459 million in 2008.  The decrease was driven by a reduction in share repurchases, partially offset by net payments on debt.

Consolidated Financial Condition

The increase in Short-term borrowings was primarily due to the classification of $650 million in Senior Unsecured Notes as Short-term borrowings due to the April 2011 maturity date.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our substantial franchise operations which require a limited YUM investment.  Net cash provided by operating activities has exceeded $1 billion in each of the last nine fiscal years, including nearly $2 billion in 2010.  We expect these levels of net cash provided by operating activities to continue in the foreseeable future.  However, unforeseen downturns in our business could adversely impact our cash flows from operations from the levels historically realized.

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  Additionally, as of December 25, 2010 we had approximately $1.3 billion in unused capacity under our revolving credit facilities that expire in 2012, primarily related to a domestic facility.

During the third quarter of 2010, we issued $350 million aggregate principal amount of 3.88% 10 year Senior Unsecured Notes due to the favorable credit markets.  As a result of issuing the Senior Unsecured Notes as well as our continued strong cash flows from operating activities, we have cash and cash equivalents at December 25, 2010 that are higher than our historical levels.  Our cash equivalents are temporarily invested in short-term investment grade securities with maturities of three months or less.  We anticipate using a significant amount of these cash and cash equivalents when $650 million in Senior Unsecured Notes come due in April 2011.

Our China Division and YRI represented more than 65% of the Company’s operating profit in 2010 (excluding Corporate and unallocated income and expenses) and both generate a significant amount of positive cash flows that we have historically used to fund our international development.  To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including share repurchases, dividends and debt repayments, we have historically been able to do so in a tax efficient manner.  As a result of our substantial international development a significant amount of investments in foreign subsidiaries are essentially permanent in duration as of December 25, 2010.  If we experience an unforeseen decrease in our cash flows from our U.S. business or are unable to refinance future U.S. debt maturities we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

We currently have investment grade ratings from Standard & Poor’s Rating Services (BBB-) and Moody’s Investors Service (Baa3).  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets if necessary.  Based on the amount and composition of our debt at December 25, 2010, which included no borrowings outstanding under our credit facilities, our interest expense would not materially increase on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

During 2010, we invested $796 million in capital spending, including approximately $265 million in the U.S., $259 million for the International Division and $272 million for the China Division.  For 2011, we estimate capital spending will be approximately $900 million.

During the year ended December 25, 2010, we repurchased shares for $390 million, which includes the effect of $19 million in share repurchases with trade dates prior to the 2010 fiscal year end but cash settlement dates subsequent to the 2010 fiscal year.  In March 2010, our Board of Directors authorized  share repurchases through March 2011 of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  At December 25, 2010, we had remaining capacity to repurchase up to approximately $193 million of outstanding Common Stock (excluding applicable transaction fees) under the March 2010 authorization.  Additionally, on January 27, 2011, our Board of Directors authorized share repurchases through July 2012 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock.  Shares are repurchased opportunistically as part of our regular capital structure decisions.

During the year ended December 25, 2010, we paid cash dividends of $412 million.  Additionally, on November 19, 2010 our Board of Directors approved cash dividends of $0.25 per share of Common Stock to be distributed on February 4, 2011 to shareholders of record at the close of business on January 14, 2011.  The Company is targeting an ongoing annual dividend payout ratio of 35% - 40% of net income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 24 participating banks with commitments ranging from $10 million to $113 million.  We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At December 25, 2010, our unused Credit Facility totaled $998 million net of outstanding letters of credit of $152 million.  There were no borrowings outstanding under the Credit Facility at December 25, 2010.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving credit facility (the “International Credit Facility,” or “ICF”) which matures in November 2012 and includes 6 banks with commitments ranging from $35 million to $90 million.  We believe the syndication reduces our dependency on any one bank.  There was available credit of $350 million and no borrowings outstanding under the ICF at the end of 2010.  The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

The Credit Facility and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at December 25, 2010 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2011 through 2037 and stated interest rates ranging from 3.88% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $3.3 billion at December 25, 2010 including $650 million in Senior Unsecured Notes due in April 2011.

Both the Credit Facility and the ICF contain cross-default provisions whereby our failure to make any payment on any of our indebtedness in a principal amount in excess of $100 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes if such acceleration is not annulled, or such indebtedness is not discharged, within 30 days after notice.

Contractual Obligations

In addition to any discretionary spending we may choose to make, our significant contractual obligations and payments as of December 25, 2010 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$5,125	$804	$544	$533	$3,244
Capital leases(b)	380	26	86	46	222
Operating leases(b)	5,004	550	997	852	2,605
Purchase obligations(c)	788	625	131	23	9
Other(d)	43	12	15	6	10
Total contractual obligations	$11,340	$2,017	$1,773	$1,460	$6,090

(a)
Debt amounts include principal maturities and expected interest payments.  Rates utilized to determine interest payments for variable rate debt are based on the LIBOR forward yield curve.  Excludes a fair value adjustment of $31 million included in debt related to interest rate swaps that hedge the fair value of a portion of our debt.  See Note 10.

(b)	These obligations, which are shown on a nominal basis, relate to more than 6,000 restaurants. See Note 11.

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

(d)	Other consists of 2011 pension plan funding obligations and projected payments for deferred compensation.

We have not included in the contractual obligations table approximately $322 million for long-term liabilities for unrecognized tax benefits for various tax positions we have taken.  These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.  These liabilities also include amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

We sponsor noncontributory defined benefit pension plans covering certain salaried and hourly employees, the most significant of which are in the U.S. and U.K.  The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other U.S. plans are paid by the Company as incurred.  Our funding policy for the Plan is to contribute annually amounts that will at least equal the minimum amounts required to comply with the Pension Protection Act of 2006.  However, additional voluntary contributions are made from time to time as are determined to be appropriate to improve the Plan’s funded status.  At December 25, 2010, the Plan was in a net underfunded position of $100 million.  The U.K. pension plans are in a net underfunded position of $23 million at our 2010 measurement date.

Based on the current funding status of the Plan and our UK pension plans, we will not be required to make significant contributions in 2011.  Investment performance and corporate bond rates have a significant effect on our net funding position as they drive our asset balances and discount rate assumption.  Future changes in investment performance and corporate bond rates could impact our funded status and the timing and amounts of required contributions beyond 2011.

Our post-retirement plan in the U.S. is not required to be funded in advance, but is pay as you go.  We made post-retirement benefit payments of $7 million in 2010 and no future funding amounts are included in the contractual obligations table.  See Note 14 for further details about our pension and post-retirement plans.

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

Off-Balance Sheet Arrangements

We have agreed to provide financial support, if required, to an entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs.  As part of this agreement, we have provided a partial guarantee of approximately $15 million and two letters of credit totaling approximately $23 million in support of the franchisee loan program at December 25, 2010.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were $70 million with an additional $30 million available for lending at December 25, 2010.

Our unconsolidated affiliates had approximately $70 million and $40 million of debt outstanding as of December 25, 2010 and December 26, 2009, respectively.

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

In July 2010, the FASB issued accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  Existing disclosures are amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables.  The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and have been complied with in this Form 10-K.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

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

Impairment or Disposal of Long-Lived Assets

We review our long-lived assets of restaurants (primarily PP&E and allocated intangible assets subject to amortization) that are currently operating semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the unit and actual results at comparable restaurants.  For restaurant assets that are not deemed to be recoverable, we write down an impaired restaurant to its estimated fair market value.  Key assumptions in the determination of fair value are the future after-tax cash flows of the restaurant and discount rate.  The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be used by a franchisee in the determination of a purchase price for the restaurant.  Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.

We perform an impairment evaluation at a restaurant group level if there is an expectation that we will refranchise restaurants as a group.  Expected net sales proceeds are generally based on actual bids from the buyer, if available, or anticipated bids given the discounted projected after-tax cash flows for the group of restaurants.  The after-tax cash flows used in determining the anticipated bids incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement as well as expectations as to the useful lives of the restaurant assets.  Historically, these anticipated bids have been reasonably accurate estimations of the proceeds ultimately received.

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

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist.  Goodwill is evaluated for impairment through the comparison of fair value of our reporting units to their carrying values.  Our reporting units are our operating segments in the U.S., our YRI business units (typically individual countries) and our China Division brands.  Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using discounted expected future after-tax cash flows from company operations and franchise royalties.

Future cash flow estimates and the discount rate are the key assumptions when estimating the fair value of a reporting unit.  Future cash flows are based on growth expectations relative to recent historical performance and incorporate sales growth and margin improvement assumptions that we believe a buyer would assume when determining a purchase price for the reporting unit.  The sales growth and margin improvement assumptions that factor into the discounted cash flows are highly correlated as cash flow growth can be achieved through various interrelated strategies such as product pricing and restaurant productivity initiatives. The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

The fair values of each of our reporting units were substantially in excess of their respective carrying values as of the 2010 goodwill impairment test that was performed at the beginning of the fourth quarter.  However, our Pizza Hut United Kingdom (“U.K.”) reporting unit, for which $104 million in goodwill was recorded at year end 2010, has experienced deteriorating operating performance over the past several years as sales and profits have declined.  Our forecasts of future cash flows in determining the fair value of this reporting unit incorporate plans that have been put into place to return the business to previous levels of profitability.  These plans include specific measures to drive system sales growth, which is the assumption that most significantly drives the cash flow expectations and resulting fair value estimations of the reporting unit, over the next three years.  While such forecasted system sales growth is higher than what we would normally anticipate for a mature market like Pizza Hut U.K., such growth is reflective of our belief that the business has experienced a temporary downturn and that sales declines in recent years can be recovered.  If our plans to drive system sales growth are not achieved or are not expected to be achieved, this could impact future estimations of fair value of the Pizza Hut U.K. reporting unit and result in impairment of some or all of the Pizza Hut U.K. recorded goodwill.  Likewise, if other events, such as higher than anticipated inflation that we were unable to recover through increased sales, were to occur that would negatively impact the outlook for the business and our resulting estimations of fair value, some or all of the goodwill could be impaired.

When we refranchise restaurants we include goodwill in the carrying amount of the restaurants disposed of based on the relative fair values of the portion of the reporting unit disposed of in the refranchising and the portion of the reporting unit that will be retained.  The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which include a deduction for the anticipated, future royalties the franchisee will pay us associated with the franchise agreement entered into simultaneously with the refranchising transaction.  Appropriate adjustments are made if such franchise agreement is determined to not be at prevailing market rates.  When determining whether such franchise agreement is at prevailing market rates our primary consideration is consistency with the terms of our current franchise agreements both within the country that the restaurants are being refranchised in and around the world.  The Company believes consistency in royalty rates as a percentage of sales is appropriate as the Company and franchisee share in the impact of near-term fluctuations in sales results with the acknowledgment that over the long-term the royalty rate represents an appropriate rate for both parties.

The discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee is reduced by future royalties the franchisee will pay the Company.  The Company thus considers the fair value of future royalties to be received under the franchise agreement as fair value retained in its determination of the goodwill to be written off when refranchising.  Others may consider the fair value of these future royalties as fair value disposed of and thus would conclude that a larger percentage of a reporting unit’s fair value is disposed of in a refranchising transaction.

During 2010, the Company’s reporting units with the most significant refranchising activity and recorded goodwill were our Taiwan business unit and our Pizza Hut-U.S. operating segment.  Within our Taiwan business unit, 124 restaurants were refranchised (representing 100% of beginning of year company units) and $7 million in goodwill was written off (representing 19% of beginning of year goodwill).  Within our Pizza Hut-U.S. operating segment, 278 restaurants were refranchised (representing 43% of beginning of year company units) and $3 million in goodwill was written off (representing 4% of beginning of year goodwill).

See Note 2 for a further discussion of our policies regarding goodwill.

Allowances for Franchise and License Receivables/Guarantees

Franchise and license receivable balances include royalties, initial fees as well as other ancillary receivables such as rent and fees for support services.  Our reserve for franchisee or licensee receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due.  This methodology results in an immaterial amount of unreserved past due receivable balances at December 25, 2010.  As such, we believe our allowance for franchise and license receivables is adequate to cover potential exposure from uncollectible receivable balances at December 25, 2010.

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

The potential total exposure for lease assignments is significant when aggregated, with approximately $450 million representing the present value, discounted at our pre-tax cost of debt, of the minimum payments of the assigned leases at December 25, 2010.  Current franchisees are the primary lessees under the vast majority of these leases.  Additionally, we have guaranteed approximately $23 million of franchisee loans for various equipment programs.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under assigned leases and certain of the equipment loan programs.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these guarantees and, historically, we have not been required to make significant payments for guarantees.  If payment on these guarantees becomes probable and estimable, we record a liability for our exposure under these guarantees.  At December 25, 2010, we have recorded an immaterial liability for our exposure under these guarantees which we consider to be probable and estimable.  If we begin to be required to perform under these guarantees to a greater extent, our results of operations could be negatively impacted.

See Note 2 for a further discussion of our policies regarding franchise and license operations.

See Note 19 for a further discussion of our guarantees.

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

See Note 19 for a further discussion of our insurance programs.

Pension Plans

Certain of our employees are covered under defined benefit pension plans.  The most significant of these plans are in the U.S.  We have recorded the under-funded status of $201 million for these U.S. plans as a pension liability in our Consolidated Balance Sheet as of December 25, 2010.  These U.S. plans had a projected benefit obligation (“PBO”) of $1,108 million and a fair value of plan assets of $907 million at December 25, 2010.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBO’s are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBO using a discount rate of 5.90% at December 25, 2010.  This discount rate was determined with the assistance of our independent actuary.  The primary basis for our discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s with cash flows that mirror our expected benefit payment cash flows under the plans.  We excluded from the model those corporate debt instruments flagged by Moody’s for a potential downgrade and bonds with yields that were two standard deviations or more above the mean.  In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit cash flows for that year.  Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit cash flows in a future year.  The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate.  We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis point increase in this discount rate would have decreased our U.S. plans’ PBO by approximately $95 million at our measurement date.  Conversely, a 50 basis point decrease in this discount rate would have increased our U.S. plans’ PBO by approximately $104 million at our measurement date.

The pension expense we will record in 2011 is also impacted by the discount rate we selected at our measurement date.  We expect pension expense for our U.S. plans to increase approximately $8 million to $49 million in 2011.  The increase is primarily driven by an increase in amortization of net loss.  A 50 basis point change in our discount rate assumption at our measurement date would impact our 2011 U.S. pension expense by approximately $15 million.

The assumption we make regarding our expected long-term rates of return on plan assets also impacts our pension expense.  Our estimated long-term rate of return on U.S. plan assets represents the weighted-average of historical returns for each asset category, adjusted for an assessment of current market conditions.  Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2011 pension expense, at December 25, 2010 was 7.75%.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon.  A one percentage point increase or decrease in our expected long-term rate of return on plan assets assumption would decrease or increase, respectively, our 2011 U.S. pension plans’ expense by approximately $9 million.

The losses our U.S. plan assets have experienced, along with a decrease in discount rates over time, have largely contributed to an unrecognized pre-tax net loss of $363 million included in Accumulated other comprehensive income (loss) for the U.S. plans at December 25, 2010.  For purposes of determining 2010 expense, our funded status was such that we recognized $23 million of net loss in net periodic benefit cost.  We will recognize approximately $31 million of such loss in 2011.

See Note 14 for further discussion of our pension plans.

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

We have determined that it is appropriate to group our stock option and SAR awards into two homogeneous groups when estimating expected term and pre-vesting forfeitures.  These groups consist of grants made primarily to restaurant-level employees under our Restaurant General Manager Stock Option Plan (the “RGM Plan”) and grants made to executives under our other stock award plans.  Historically, approximately 10% - 15% of total options and SARs granted have been made under the RGM Plan.

Stock option and SAR grants under the RGM Plan typically cliff vest after four years and grants made to executives under our other stock award plans typically have a graded vesting schedule and vest 25% per year over four years.  We use a single weighted-average expected term for our awards that have a graded vesting schedule.  We reevaluate our expected term assumptions using historical exercise and post-vesting employment termination behavior on a regular basis.  Based on the results of this analysis, we have determined that five years and six years are appropriate expected terms for awards to restaurant level employees and to executives, respectively.

Upon each stock award grant we reevaluate the expected volatility, including consideration of both historical volatility of our stock as well as implied volatility associated with our traded options.  We have estimated pre-vesting forfeitures based on historical data.  Based on such data, we believe that approximately 50% of all awards granted under the RGM Plan will be forfeited and approximately 25% of all awards granted to above-store executives will be forfeited.

Income Taxes

At December 25, 2010, we had a valuation allowance of $191 million primarily to reduce our net operating loss and tax credit carryforward benefits of $220 million, as well as our other deferred tax assets, to amounts that will more likely than not be realized.  The net operating loss and tax credit carryforward benefits exist in state and foreign jurisdictions that have varying carryforward periods and restrictions on usage, including approximately $108 million in certain foreign jurisdictions that may be carried forward indefinitely.  The estimation of future taxable income in these jurisdictions and our resulting ability to utilize net operating loss and tax credit carryforward benefits can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies.  Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities.  We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by these tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  At December 25, 2010, we had $308 million of unrecognized tax benefits, $227 million of which, if recognized, would affect the effective tax rate.  We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

Additionally, we have not provided deferred tax for investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis, totaling approximately $1.3 billion at December 25, 2010, as we believe the excess is essentially permanent in duration.  If our intentions were to change in the future based on a change in circumstances, deferred tax may need to be provided on this excess that could materially impact income taxes.

See Note 17 for a further discussion of our income taxes.

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

At December 25, 2010 and December 26, 2009, a hypothetical 100 basis point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of approximately $8 million and $6 million, respectively, in income before income taxes.  The estimated reductions are based upon the current level of variable rate debt and assume no changes in the volume or composition of that debt and include no impact from interest income related to cash and cash equivalents.  In addition, the fair value of our derivative financial instruments at December 25, 2010 and December 26, 2009 would decrease approximately $22 million and $20 million, respectively.  The fair value of our Senior Unsecured Notes at December 25, 2010 and December 26, 2009 would decrease approximately $191 million and $181 million, respectively.  Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration.

Foreign Currency Exchange Rate Risk

The combined International Division and China Division Operating Profits constitute more than 65% of our Operating Profit in 2010, excluding unallocated income (expenses).  In addition, the Company’s net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $3.2 billion as of December 25, 2010. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  Changes in foreign currency exchange rates would impact the translation of our investments in foreign operations, the fair value of our foreign currency denominated financial instruments and our reported foreign currency denominated earnings and cash flows.  For the fiscal year ended December 25, 2010, Operating Profit would have decreased approximately $135 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

INDEX TO FINANCIAL INFORMATION

Page Reference
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008

Consolidated Statements of Cash Flows for the fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008

Consolidated Balance Sheets as of December 25, 2010 and December 26, 2009

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008

Notes to Consolidated Financial Statements

Management’s Responsibility for Financial Statements

Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above listed financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

YUM! Brands, Inc.

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (YUM) as of December 25, 2010 and December 26, 2009, and the related consolidated statements of income, cash flows, and shareholders’ equity (deficit) and comprehensive income (loss) for each of the fiscal years in the three-year period ended December 25, 2010. We also have audited YUM’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. YUM’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on YUM’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 25, 2010 and December 26, 2009, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, YUM maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Louisville, Kentucky
February 14, 2011

Consolidated Statements of Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008
(in millions, except per share data)
	2010	2009	2008
Revenues
Company sales	$9,783	$9,413	$9,843
Franchise and license fees and income	1,560	1,423	1,461
Total revenues	11,343	10,836	11,304

Costs and Expenses, Net
Company restaurants
Food and paper	3,091	3,003	3,239
Payroll and employee benefits	2,172	2,154	2,370
Occupancy and other operating expenses	2,857	2,777	2,856
Company restaurant expenses	8,120	7,934	8,465

General and administrative expenses	1,277	1,221	1,342
Franchise and license expenses	110	118	99
Closures and impairment (income) expenses	47	103	43
Refranchising (gain) loss	63	(26)	(5)
Other (income) expense	(43)	(104)	(157)
Total costs and expenses, net	9,574	9,246	9,787

Operating Profit	1,769	1,590	1,517

Interest expense, net	175	194	226

Income Before Income Taxes	1,594	1,396	1,291

Income tax provision	416	313	319
Net Income – including noncontrolling interest	1,178	1,083	972
Net Income – noncontrolling interest	20	12	8
Net Income – YUM! Brands, Inc.	$1,158	$1,071	$964

Basic Earnings Per Common Share	$2.44	$2.28	$2.03

Diluted Earnings Per Common Share	$2.38	$2.22	$1.96

Dividends Declared Per Common Share	$0.92	$0.80	$0.72

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008
(in millions)
	2010	2009	2008
Cash Flows – Operating Activities
Net Income – including noncontrolling interest	$1,178	$1,083	$972
Depreciation and amortization	589	580	556
Closures and impairment (income) expenses	47	103	43
Refranchising (gain) loss	63	(26)	(5)
Contributions to defined benefit pension plans	(52)	(280)	(66)
Gain upon consolidation of a former unconsolidated affiliate in China	—	(68)	—
Gain on sale of interest in Japan unconsolidated affiliate	—	—	(100)
Deferred income taxes	(110)	72	1
Equity income from investments in unconsolidated affiliates	(42)	(36)	(41)
Distributions of income received from unconsolidated affiliates	34	31	41
Excess tax benefit from share-based compensation	(69)	(59)	(44)
Share-based compensation expense	47	56	59
Changes in accounts and notes receivable	(12)	3	(6)
Changes in inventories	(68)	27	(8)
Changes in prepaid expenses and other current assets	61	(7)	4
Changes in accounts payable and other current liabilities	61	(62)	18
Changes in income taxes payable	104	(95)	39
Other, net	137	82	58
Net Cash Provided by Operating Activities	1,968	1,404	1,521

Cash Flows – Investing Activities
Capital spending	(796)	(797)	(935)
Proceeds from refranchising of restaurants	265	194	266
Acquisitions and investments	(62)	(139)	(35)
Sales of property, plant and equipment	33	34	72
Other, net	(19)	(19)	(9)
Net Cash Used in Investing Activities	(579)	(727)	(641)

Cash Flows – Financing Activities
Proceeds from long-term debt	350	499	375
Repayments of long-term debt	(29)	(528)	(268)
Revolving credit facilities, three months or less, net	(5)	(295)	279
Short-term borrowings by original maturity
More than three months – proceeds	—	—	—
More than three months – payments	—	—	—
Three months or less, net	(3)	(8)	(11)
Repurchase shares of Common Stock	(371)	—	(1,628)
Excess tax benefit from share-based compensation	69	59	44
Employee stock option proceeds	102	113	72
Dividends paid on Common Stock	(412)	(362)	(322)
Other, net	(38)	(20)	—
Net Cash Used in Financing Activities	(337)	(542)	(1,459)
Effect of Exchange Rates on Cash and Cash Equivalents	21	(15)	(11)
Net Increase (Decrease) in Cash and Cash Equivalents	1,073	120	(590)
Change in Cash and Cash Equivalents due to consolidation of entities in China	—	17	17
Cash and Cash Equivalents – Beginning of Year	353	216	789
Cash and Cash Equivalents – End of Year	$1,426	$353	$216

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
YUM! Brands, Inc. and Subsidiaries
December 25, 2010 and December 26, 2009
(in millions)
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$1,426	$353
Accounts and notes receivable, net	256	239
Inventories	189	122
Prepaid expenses and other current assets	269	314
Deferred income taxes	61	81
Advertising cooperative assets, restricted	112	99
Total Current Assets	2,313	1,208
Property, plant and equipment, net	3,830	3,899
Goodwill	659	640
Intangible assets, net	475	462
Investments in unconsolidated affiliates	154	144
Other assets	519	544
Deferred income taxes	366	251
Total Assets	$8,316	$7,148
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,602	$1,413
Income taxes payable	61	82
Short-term borrowings	673	59
Advertising cooperative liabilities	112	99
Total Current Liabilities	2,448	1,653
Long-term debt	2,915	3,207
Other liabilities and deferred credits	1,284	1,174
Total Liabilities	6,647	6,034

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 469 shares issued in 2010 and 2009	86	253
Retained earnings	1,717	996
Accumulated other comprehensive loss	(227)	(224)
Total Shareholders’ Equity – YUM! Brands, Inc.	1,576	1,025
Noncontrolling interest	93	89
Total Shareholders’ Equity	1,669	1,114
Total Liabilities and Shareholders’ Equity	$8,316	$7,148

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Earnings	Income(Loss)	Interest	Total
Balance at December 29, 2007	499	$—	$1,119	$20	$—	$1,139

Net Income			964		8	972
Foreign currency translation adjustment				(198)		(198)
Foreign currency translation adjustment included in Net Income				(25)		(25)
Pension and post-retirement benefit plans (net of tax impact of $114 million)				(208)		(208)
Net unrealized loss on derivative instruments (net of tax impact of $4 million)				(7)		(7)
Comprehensive Income						534
Consolidation of a former unconsolidated affiliate					12	12
Adjustment to change pension plans measurement dates (net of tax impact of $4 million)			(7)			(7)
Dividends declared			(339)		(6)	(345)
Repurchase of shares of Common Stock	(47)	(181)	(1,434)			(1,615)
Employee stock option and SARs exercises (includes tax impact of $40 million)	6	112				112
Compensation-related events (includes tax impact of $6 million)	1	76				76
Balance at December 27, 2008	459	$7	$303	$(418)	$14	$(94)

Net Income			1,071		12	1,083
Foreign currency translation adjustment				176		176
Pension and post-retirement benefit plans (net of tax impact of $9 million)				13		13
Net unrealized gain on derivative instruments (net of tax impact of $3 million)				5		5
Comprehensive Income						1,277
Purchase of subsidiary shares from noncontrolling interest					70	70
Dividends declared			(378)		(7)	(385)
Employee stock option and SARs exercises (includes tax impact of $57 million)	10	168				168
Compensation-related events (includes tax impact of $2 million)	—	78				78
Balance at December 26, 2009	469	$253	$996	$(224)	$89	$1,114

Net Income			1,158		20	1,178
Foreign currency translation adjustment				8	4	12
Pension and post-retirement benefit plans (net of tax impact of $7 million)				(10)		(10)
Net unrealized loss on derivative instruments (net of tax impact of less than $1 million)				(1)		(1)
Comprehensive Income						1,179
Dividends declared			(437)		(20)	(457)
Repurchase of shares of Common Stock	(10)	(390)				(390)
Employee stock option and SARs exercises (includes tax impact of $73 million)	9	168				168
Compensation-related events (includes tax impact of $7 million)	1	55				55
Balance at December 25, 2010	469	$86	$1,717	$(227)	$93	$1,669

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”).  YUM is the world’s largest quick service restaurant company based on the number of system units, with more than 37,000 units of which approximately 48% are located outside the U.S. in more than 110 countries and territories.  YUM was created as an independent, publicly-owned company on October 6, 1997 (the “Spin-off Date”) via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock to its shareholders.  References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us” or “our.”

Through our widely-recognized Concepts, we develop, operate, franchise and license a system of both traditional and non-traditional quick service restaurants.  Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices.  Our traditional restaurants feature dine-in, carryout and, in some instances, drive-thru or delivery service.  Non-traditional units, which are principally licensed outlets, include express units and kiosks which have a more limited menu and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient.  We also operate multibrand units, where two or more of our Concepts are operated in a single unit.  In addition, we continue to pursue the combination of Pizza Hut and WingStreet, a flavored chicken wings concept we have developed.

YUM consists of six operating segments:  KFC-U.S., Pizza Hut-U.S., Taco Bell-U.S., LJS/A&W-U.S., YUM Restaurants International (“YRI” or “International Division”) and YUM Restaurants China (“China Division”).  For financial reporting purposes, management considers the four U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment (“U.S.”).  The China Division includes mainland China (“China”), and the International Division includes the remainder of our international operations.

At the beginning of 2010 we began reporting information for our Thailand and KFC Taiwan businesses within our International Division as a result of changes to our management reporting structure.  These businesses now report to the President of YRI, whereas previously they reported to the President of the China Division.  While this reporting change did not impact our consolidated results, segment information for previous periods has been restated to be consistent with the current period presentation throughout the Financial Statements and Notes thereto.  For the years ended December 26, 2009 and December 27, 2008 this restatement resulted in decreases in Company sales of $270 million and $282 million, respectively, and decreases in Operating profit of $6 million and $9 million, respectively, for the China Division. Any impact of the restatement on the China Division reported figures was offset by the impact to the International Division reported figures.

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

Principles of Consolidation and Basis of Preparation.  Intercompany accounts and transactions have been eliminated in consolidation.  We consolidate entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest.  We also consider for consolidation an entity, in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests.  Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary.  The primary beneficiary is  the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it.

Our most significant variable interests are in entities that operate restaurants under our Concepts’ franchise and license arrangements.  We do not generally have an equity interest in our franchisee or licensee businesses with the exception of certain entities in China as discussed below.  Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees and licensees.  However, we do have variable interests in certain franchisees through real estate lease arrangements with them to which we are a party.  At the end of 2010, YUM has future lease payments due from franchisees, on a nominal basis, of approximately $435 million.  As our franchise and license arrangements provide our franchisee and licensee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE.

See Note 19 for additional information on an entity that operates a franchise lending program that is a VIE in which we have a variable interest but are not the primary beneficiary and thus do not consolidate.

Certain investments in Chinese entities that operate our Concepts as well as our investment in Little Sheep, a Chinese Hot Pot concept, are accounted for by the equity method.  These entities are not VIEs and our lack of majority voting rights precludes us from controlling these affiliates.  Thus, we do not consolidate these affiliates, instead accounting for them under the equity method.  Our share of the net income or loss of those unconsolidated affiliates is included in Other (income) expense.  On January 1, 2008 we began consolidating the entity that operates the KFCs in Beijing, China that was previously accounted for using the equity method.  Additionally, in the second quarter of 2009 we began consolidating the entity that operates the KFCs in Shanghai, China, which was previously accounted for using the equity method.  The increases in cash related to the consolidation of these entities’ cash balances ($17 million in both instances) are presented as a single line item on our Consolidated Statements of Cash Flows.

We report Net income attributable to the non-controlling interest in the Beijing entity and, since its consolidation, the Shanghai entity, separately on the face of our Consolidated Statements of Income.  The portion of equity in these entities not attributable to the Company is reported within equity, separately from the Company’s equity on the Consolidated Balance Sheets.

See Note 4 for a further description of the accounting for the noncontrolling interests in the Shanghai entity and discussions on the impact on our Consolidated Financial Statements.

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

Foreign Currency.  The functional currency determination for operations outside the U.S. is based upon a number of economic factors, including but not limited to cash flows and financing transactions.  Income and expense accounts are translated into U.S. dollars at the average exchange rates prevailing during the period.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date.  Resulting translation adjustments are recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet and are subsequently recognized as income or expense only upon sale or upon complete or substantially complete liquidation of the related investment in a foreign entity.  Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in Other (income) expense in our Consolidated Statement of Income.

Reclassifications.  We have reclassified certain items in the accompanying Consolidated Financial Statements and Notes thereto for prior periods to be comparable with the classification for the fiscal year ended December 25, 2010.  These reclassifications had no effect on previously reported Net Income – YUM! Brands, Inc.

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

Direct Marketing Costs.  We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown.  Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant.  To the extent we participate in advertising cooperatives, we expense our contributions as incurred.  Our advertising expenses were $557 million, $548 million and $584 million in 2010, 2009 and 2008, respectively.  We report substantially all of our direct marketing costs in Occupancy and other operating expenses.

Research and Development Expenses.  Research and development expenses, which we expense as incurred, are reported in G&A expenses.  Research and development expenses were $33 million, $31 million and $34 million in 2010, 2009 and 2008, respectively.

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

For purposes of impairment testing for PP&E, we have concluded that an individual restaurant is the lowest level of cash flows unless our intent is to refranchise restaurants as a group.  We review our long-lived assets of such individual restaurants (primarily PP&E and allocated intangible assets subject to amortization) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We use two consecutive years of operating losses as our primary indicator of potential impairment for our semi-annual impairment testing of these restaurant assets.  We evaluate the recoverability of these restaurant assets by comparing the estimated undiscounted future cash flows, which are based on our entity specific assumptions, to the carrying value of such assets.  For restaurant assets that are not deemed to be recoverable, we write down an impaired restaurant to its estimated fair value, which becomes its new cost basis.  Fair value is an estimate of the price a franchisee would pay for the restaurant and its related assets and is determined by discounting the estimated future after-tax cash flows of the restaurant.  The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement.  The discount rate used in the fair value calculation is our estimate of the required rate of return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets.  The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

In executing our refranchising initiatives, we most often offer groups of restaurants.  When we believe stores or groups of stores will be refranchised for a price less than their carrying value, but do not believe the store(s) have met the criteria to be classified as held for sale, we review the restaurants for impairment.  We evaluate the recoverability of these restaurant assets at the date it is considered more likely than not that they will be refranchised by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the restaurant or group of restaurants.  For restaurant assets that are not deemed to be recoverable, we recognize impairment for any excess of carrying value over the fair value of the restaurants which is based on the expected net sales proceeds.  To the extent ongoing agreements to be entered into with the franchisee simultaneous with the refranchising are expected to contain terms, such as royalty rates, not at prevailing market rates, we consider the off-market terms in our impairment evaluation.  We recognize any such impairment charges in Refranchising (gain) loss.  We classify restaurants as held for sale and suspend depreciation and amortization when (a) we make a decision to refranchise; (b) the stores can be immediately removed from operations; (c) we have begun an active program to locate a buyer; (d) significant changes to the plan of sale are not likely; and (e) the sale is probable within one year.  Restaurants classified as held for sale are recorded at the lower of their carrying value or fair value less cost to sell.  We recognize estimated losses on restaurants that are classified as held for sale in Refranchising (gain) loss.

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

Impairment of Investments in Unconsolidated Affiliates.  We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary.  In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses.  We recorded no impairment associated with our investments in unconsolidated affiliates during 2010, 2009 and 2008.

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

Income Taxes.  We record deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Additionally, in determining the need for recording a valuation allowance against the carrying amount of deferred tax assets, we considered the amount of taxable income and periods over which it must be earned, actual levels of past taxable income and known trends, events or transactions that are expected to affect future levels of taxable income.  Where we determined that it is more likely than not that all or a portion of an asset will not be realized, we recorded a valuation allowance.

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

See Note 17 for a further discussion of our income taxes.

Fair Value Measurements.  Fair value is the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants.  For those assets and liabilities we record or disclose at fair value, we determine fair value based upon the quoted market price, if available.  If a quoted market price is not available for identical assets, we determine fair value based upon the quoted market price of similar assets or the present value of expected future cash flows considering the risks involved, including counterparty performance risk if appropriate, and using discount rates appropriate for the duration.  The fair values are assigned a level within the fair value hierarchy, depending on the source of the inputs into the calculation.

Level 1	Inputs based upon quoted prices in active markets for identical assets.

Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly.

Level 3	Inputs that are unobservable for the asset.

Cash and Cash Equivalents.  Cash equivalents represent funds we have temporarily invested (with original maturities not exceeding three months), including short-term, highly liquid debt securities.

Receivables.  The Company’s receivables are primarily generated as a result of ongoing business relationships with our franchisees and licensees as a result of royalty and lease agreements.  Trade receivables consisting of royalties from franchisees and licensees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable on our Consolidated Balance Sheets.  Our provision for uncollectible franchise and licensee receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due.  Additionally, we monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe it probable that our franchisees or licensees will be unable to make their required payments.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.  Net provisions for uncollectible franchise and license trade receivables of $3 million, $11 million and $8 million were included in Franchise and license expenses in 2010, 2009 and 2008, respectively.  Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

	2010	2009
Accounts and notes receivable	$289	$274
Allowance for doubtful accounts	(33)	(35)
Accounts and notes receivable, net	$256	$239

Our financing receivables primarily consist of notes receivable and direct financing leases with franchisees which we enter into from time to time.  As these receivables primarily relate to our ongoing business agreements with franchisees and licensees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe it probable that our franchisees or licensees will be unable to make their required payments.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and Notes Receivable while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $57 million (net of an allowance of $30 million) and $66 million (net of an allowance of $33 million) at December 25, 2010 and December 26, 2009, respectively.    Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has traditionally been insignificant.

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

Leases and Leasehold Improvements.  The Company leases land, buildings or both for more than 6,000 of its restaurants worldwide.  Lease terms, which vary by country and often include renewal options, are an important factor in determining the appropriate accounting for leases including the initial classification of the lease as capital or operating and the timing of recognition of rent expense over the duration of the lease.  We include renewal option periods in determining the term of our leases when failure to renew the lease would impose a penalty on the Company in such an amount that a renewal appears to be reasonably assured at the inception of the lease.  The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property.  Leasehold improvements, which are a component of buildings and improvements described above, are amortized over the shorter of their estimated useful lives or the lease term.  We generally do not receive leasehold improvement incentives upon opening a store that is subject to a lease.

We expense rent associated with leased land or buildings while a restaurant is being constructed whether rent is paid or we are subject to a rent holiday.  Additionally, certain of the Company's operating leases contain predetermined fixed escalations of the minimum rent during the lease term.  For leases with fixed escalating payments and/or rent holidays, we record rent expense on a straight-line basis over the lease term, including any option periods considered in the determination of that lease term.  Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments and are included in rent expense when attainment of the contingency is considered probable.

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

Goodwill and Intangible Assets.  From time to time, the Company acquires restaurants from one of our Concept’s franchisees or acquires another business.  Goodwill from these acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed.  Goodwill is not amortized and has been assigned to reporting units for purposes of impairment testing.  Our reporting units are our operating segments in the U.S. (see Note 18), our YRI business units (typically individual countries) and our China Division brands.  We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairments might exist.  Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value.  Fair value is the price a willing buyer would pay for a reporting unit, and is generally estimated using discounted expected future after-tax cash flows from Company operations and franchise royalties.  The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit.  We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.  If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.  We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill.

If we record goodwill upon acquisition of a restaurant(s) from a franchisee and such restaurant(s) is then sold within two years of acquisition, the goodwill associated with the acquired restaurant(s) is written off in its entirety.  If the restaurant is refranchised two years or more subsequent to its acquisition, we include goodwill in the carrying amount of the restaurants disposed of based on the relative fair values of the portion of the reporting unit disposed of in the refranchising and the portion of the reporting unit that will be retained.  The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which include a deduction for the anticipated, future royalties the franchisee will pay us associated with the franchise agreement entered into simultaneously with the refranchising transition.  Appropriate adjustments are made if such franchise agreement is determined to not be at prevailing market rates.  The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements.  As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations.  As a result, the percentage of a reporting unit’s goodwill that will be written off in a refranchising transaction will be less than the percentage of the reporting unit’s company restaurants that are refranchised in that transaction and goodwill can be allocated to a reporting unit with only franchise restaurants.

We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life.  If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life.  Intangible assets that are deemed to have a definite life are amortized on a straight-line basis to their residual value.

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

Derivative Financial Instruments.  Historically, our use of derivative instruments has primarily been to hedge risk associated with interest rates and foreign currency denominated assets and liabilities.  These derivative contracts are entered into with financial institutions.  We do not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use.

We record all derivative instruments on our Consolidated Balance Sheet at fair value.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the gain or loss on the derivative instrument is reported in the foreign currency translation component of other comprehensive income (loss).  Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge or net investment hedge is recorded in the results of operations immediately.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately.  See Note 12 for a discussion of our use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information.

Common Stock Share Repurchases.  From time to time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, upon the trade date, against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases as a reduction in retained earnings.  Due to the large number of share repurchases and the increase in the market value of our stock over the past several years, our Common Stock balance is frequently zero at the end of any period.  Our Common Stock balance was such that no share repurchases impacted Retained Earnings in 2010, while $1,434 million in share repurchases were recorded as a reduction in Retained Earnings in 2008.  There were no shares of our Common Stock repurchased during 2009.  See Note 16 for additional information.

Pension and Post-retirement Medical Benefits.  We measure and recognize the overfunded or underfunded status of our pension and post-retirement plans as an asset or liability in our Consolidated Balance Sheet as of our fiscal year end.  The funded status represents the difference between the projected benefit obligation and the fair value of plan assets.  The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of future salary increases, as applicable.  The difference between the projected benefit obligation and the fair value of assets that has not previously been recognized as expense is recorded as a component of Accumulated other comprehensive income (loss).

Note 3 – Earnings Per Common Share (“EPS”)

	2010	2009	2008
Net Income – YUM! Brands, Inc.	$1,158	$1,071	$964
Weighted-average common shares outstanding (for basic calculation)	474	471	475
Effect of dilutive share-based employee compensation	12	12	16
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	486	483	491
Basic EPS	$2.44	$2.28	$2.03
Diluted EPS	$2.38	$2.22	$1.96
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	2.2	13.3	5.9

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 – Items Affecting Comparability of Net Income and Cash Flows

U.S. Business Transformation

As part of our plan to transform our U.S. business we took several measures in 2010, 2009 and 2008 (“the U.S. business transformation measures”).  These measures include: expansion of our U.S. refranchising; General and Administrative (“G&A”) productivity initiatives and realignment of resources (primarily severance and early retirement costs); and investments in our U.S. Brands made on behalf of our franchisees such as equipment purchases.

In the years ended December 25, 2010 and December 27, 2008, we recorded pre-tax losses of $18 million and $5 million from refranchising in the U.S., respectively.  In the year ended December 26, 2009, we recorded a pre-tax refranchising gain of $34 million in the U.S.  The loss recorded in the year ended December 25, 2010 is the net result of gains from 404 restaurants sold and non-cash impairment charges related to our offers to refranchise restaurants in the U.S., principally a substantial portion of our Company operated KFC restaurants.

In connection with our G&A productivity initiatives and realignment of resources we recorded pre-tax charges of $9 million, $16 million and $49 million in the years ended December 25, 2010, December 26, 2009 and December 27, 2008, respectively.  The unpaid current liability for the severance portion of these charges was $1 million, $5 million and $27 million as of December 25, 2010, December 26, 2009 and December 27, 2008, respectively.  Severance payments in the years ended December 25, 2010 and December 26, 2009 totaled approximately $7 million and $26 million, respectively.

Additionally, the Company recognized a reduction to Franchise and license fees and income of $32 million in the year ended December 26, 2009 related to investments in our U.S. Brands.  These investments reflect our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  The reimbursements were recorded as a reduction to Franchise and license fees and income as we would not have provided the reimbursements absent the ongoing franchise relationship.  In the year ended December 27, 2008, the Company recognized pre-tax expense of $7 million related to investments in our U.S. Brands in Franchise and license expenses.

As a result of a decline in future profit expectations for our LJS and A&W-U.S. businesses due in part to the impact of a reduced emphasis on multi-branding, we recorded a non-cash charge of $26 million, which resulted in no related income tax benefit, in the fourth quarter of 2009 to write-off goodwill associated with these businesses.

We are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes as we do not believe they are indicative of our ongoing operations.  Additionally, we are not including the depreciation reduction of $9 million for the year ended December 25, 2010, arising from the impairment of the KFCs offered for sale in the year ended December 25, 2010 within our U.S. segment for performance reporting purposes.  Rather, we are recording such reduction as a credit within unallocated Occupancy and other operating expenses resulting in depreciation expense for these restaurants continuing to be recorded in the U.S. segment at the rate at which it was prior to the impairment charge being recorded.

Russia Acquisition

On July 1, 2010, we completed the exercise of our option with our Russian partner to purchase their interest in the co-branded Rostik’s-KFC restaurants across Russia and the Commonwealth of Independent States.  As a result, we acquired company ownership of 50 restaurants and gained full rights and responsibilities as franchisor of 81 restaurants, which our partner previously managed as master franchisee.   Upon exercise of our option, we paid cash of $56 million, net of settlement of a long-term note receivable of $11 million, and assumed long-term debt of $10 million.  The remaining balance of the purchase price, anticipated to be $11 million, will be paid in cash in July 2012.  As a result of our preliminary purchase price allocation for this acquisition, our Consolidated Balance Sheet includes $36 million of goodwill and $36 million of identifiable intangibles at December 25, 2010.  The impact of consolidating this business on all line items within our Consolidated Statement of Income was insignificant for the year ended December 25, 2010.

The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2010 or 2009 would not have been significant.

Acquisition of Interest in Little Sheep

During 2009, our China Division paid approximately $103 million, in several tranches, to purchase 27% of the outstanding common shares of Little Sheep Group Limited (“Little Sheep”) and obtain Board of Directors representation.  We began reporting our investment in Little Sheep using the equity method of accounting and this investment is included in Investments in unconsolidated affiliates on our Consolidated Balance Sheets.  Equity income recognized from our investment in Little Sheep was not significant in the years ended December 25, 2010 and December 26, 2009.

Little Sheep is the leading brand in China’s “Hot Pot” restaurant category with approximately 375 restaurants, primarily in China as well as Hong Kong, Japan, Canada and the U.S.

Consolidation of a Former Unconsolidated Affiliate in Shanghai, China

On May 4, 2009 we acquired an additional 7% ownership in the entity that operates more than 200 KFCs in Shanghai, China for $12 million, increasing our ownership to 58%.  The acquisition was driven by our desire to increase our management control over the entity and further integrate the business with the remainder of our KFC operations in China.  Prior to our acquisition of this additional interest, this entity was accounted for as an unconsolidated affiliate under the equity method of accounting due to the effective participation of our partners in the significant decisions of the entity that were made in the ordinary course of business.  Concurrent with the acquisition we received additional rights in the governance of the entity, and thus we began consolidating the entity upon acquisition.  As required by GAAP, we remeasured our previously held 51% ownership in the entity, which had a recorded value of $17 million at the date of acquisition, at fair value and recognized a gain of $68 million accordingly.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense on our Consolidated Statement of Income during 2009 and was not allocated to any segment for performance reporting purposes.

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate. From the date of the acquisition, we have reported the results of operations for the entity in the appropriate line items of our Consolidated Statements of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded in Net Income – noncontrolling interest.  For the years ended December 25, 2010 and December 26, 2009, the consolidation of the existing restaurants upon acquisition increased Company sales by $98 million and $192 million, respectively, and decreased Franchise and license fees and income by $6 million and $12 million, respectively.  For the years ended December 25, 2010 and December 26, 2009, the consolidation of the existing restaurants upon acquisition increased Operating Profit by $3 million and $4 million, respectively.  The impact on Net Income – YUM! Brands, Inc. was not significant to either the year ended December 25, 2010 or December 26, 2009.

The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2009 would not have been significant.

Sale of Our Interest in Our Japan Unconsolidated Affiliate

In December 2007, we sold our interest in our unconsolidated affiliate in Japan for $128 million in cash (including the impact of related foreign currency contracts that were settled in December 2007).  Our international subsidiary that owned this interest operates on a fiscal calendar with a period end that is approximately one month earlier than our consolidated period close.  Thus, consistent with our historical treatment of events occurring during the lag period, the pre-tax gain on the sale of this investment of $100 million was recorded in the quarter ended March 22, 2008 to Other (income) expense in the Consolidated Statement of Income and was not allocated to any segment for performance reporting purposes.  However, the cash proceeds from this transaction were transferred from our international subsidiary to the U.S. in December 2007 and thus were reported on our Consolidated Statement of Cash Flows for the year ended December 29, 2007.

Facility Actions

Refranchising (gain) loss, Store closure (income) costs and Store impairment charges by reportable segment are as follows:

	2010
	China Division	YRI	U.S.	Worldwide
Refranchising (gain) loss(a) (b) (c)	$(8)	$53	$18	$63

Store closure (income) costs(d)	$—	$2	$3	$5
Store impairment charges	16	12	14	42
Closure and impairment (income) expenses	$16	$14	$17	$47

	2009
	China Division	YRI	U.S.	Worldwide
Refranchising (gain) loss(a) (c)	$(3)	$11	$(34)	$(26)

Store closure (income) costs(d)	$(4)	$—	$13	$9
Store impairment charges(e)	13	22	33	68
Closure and impairment (income) expenses(f)	$9	$22	$46	$77

	2008
	China Division	YRI	U.S.	Worldwide
Refranchising (gain) loss(a)	$(1)	$(9)	$5	$(5)

Store closure (income) costs(d)	$(3)	$(5)	$(4)	$(12)
Store impairment charges	7	14	34	55
Closure and impairment (income) expenses	$4	$9	$30	$43

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)
U.S. refranchising loss for the year ended December 25, 2010 is the net result of gains from 404 restaurants sold and non-cash impairment charges related to our offers to refranchise KFCs in the U.S.  While we did not yet believe these KFCs met the criteria to be classified as held for sale, we did, consistent with our historical practice, review the restaurants for impairment as a result of our offer to refranchise.  We recorded impairment charges where we determined that the carrying value of restaurant groups to be sold was not recoverable based upon our estimate of expected refranchising proceeds and holding period cash flows anticipated while we continue to operate the restaurants as company units.  For those restaurant groups deemed impaired, we wrote such restaurant groups down to our estimate of their fair values, which were based on the sales price we would expect to receive from a franchisee for each restaurant group.  This fair value determination considered current market conditions, real-estate values, trends in the KFC-U.S. business, prices for similar transactions in the restaurant industry and preliminary offers for the restaurant group to date.  We continued to depreciate the pre-impairment charges carrying value of these restaurants for periods prior to impairment being recorded and continued to depreciate the post-impairment charges carrying value thereafter.  We will continue to depreciate the post-impairment charges carrying value going forward until the date we believe the held for sale criteria for any restaurants are met.  Additionally, we will continue to review the restaurant groups for any further necessary impairment.  The aforementioned non-cash write downs totaling $85 million do not include any allocation of the KFC reporting unit goodwill in the restaurant group carrying value.  This additional non-cash write down would be recorded, consistent with our historical policy, if the restaurant groups, or any subset of the restaurant groups, ultimately meet the criteria to be classified as held for sale.  We will also be required to record a charge for the fair value of our guarantee of future lease payments for leases we assign to the franchisee upon any sale.

(c)
In the fourth quarter of 2010 we recorded a $52 million loss on the refranchising of our Mexico equity market as we sold all of our company owned restaurants, comprised of 222 KFCs and 123 Pizza Huts, to an existing Latin American franchise partner.  The buyer will also serve as the master franchisee for Mexico which had 102 KFCs and 53 Pizza Hut franchise restaurants at the time of the transaction.  The write off of goodwill included in this loss was minimal as our Mexico reporting unit includes an insignificant amount of goodwill.  This loss did not result in any related income tax benefit and was not allocated to any segment for performance reporting purposes.

During the year ended December 26, 2009 we recognized a non-cash $10 million refranchising loss as a result of our decision to offer to refranchise our KFC Taiwan equity market.  During the year ended December 25, 2010 we refranchised all of our remaining company restaurants in Taiwan, which consisted of 124 KFCs.  We included in our December 25, 2010 financial statements a non-cash write-off of $7 million of goodwill in determining the loss on refranchising of Taiwan.  Neither of these losses resulted in a related income tax benefit, and neither loss was allocated to any segment for performance reporting purposes. The amount of goodwill write-off was based on the relative fair values of the Taiwan business disposed of and the portion of the business that was retained.  The fair value of the business disposed of was determined by reference to the discounted value of the future cash flows expected to be generated by the restaurants and retained by the franchisee, which include a deduction for the anticipated royalties the franchisee will pay the Company associated with the franchise agreement entered into in connection with this refranchising transaction. The fair value of the Taiwan business retained consists of expected, net cash flows to be derived from royalties from franchisees, including the royalties associated with the franchise agreement entered into in connection with this refranchising transaction.  We believe the terms of the franchise agreement entered into in connection with the Taiwan refranchising are substantially consistent with market.  The remaining carrying value of goodwill related to our Taiwan business of $30 million, after the aforementioned write-off, was determined not to be impaired as the fair value of the Taiwan reporting unit exceeded its carrying amount.

(d)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

(e)	The 2009 store impairment charges for YRI include $12 million of goodwill impairment for our Pizza Hut South Korea market. See Note 9.

(f)
In 2009, an additional $26 million of goodwill impairment related to our LJS and A&W-U.S. businesses was not allocated to segments for performance reporting purposes and is not included in this table.  See Note 9.

The following table summarizes the 2010 and 2009 activity related to reserves for remaining lease obligations for closed stores.

	Beginning Balance	Amounts Used	New Decisions	Estimate/Decision Changes	CTA/ Other	Ending Balance

2010 Activity	$27	(12)	8	—	5	$28

2009 Activity	$27	(12)	10	4	(2)	$27

Assets held for sale at December 25, 2010 and December 26, 2009 total $23 million and $32 million, respectively, of U.S. property, plant and equipment and are included in prepaid expenses and other current assets in our Consolidated Balance Sheets.

Note 5 – Supplemental Cash Flow Data

	2010	2009	2008
Cash Paid For:
Interest	$190	$209	$248
Income taxes	357	308	260

Significant Non-Cash Investing and Financing Activities:
Capital lease obligations incurred to acquire assets	$16	$7	$24
Net investment in direct financing leases	2	8	26
Increase (decrease) in accrued capital expenditures	51	(17)	12

Note 6 – Franchise and License Fees and Income

	2010	2009	2008
Initial fees, including renewal fees	$54	$57	$61
Initial franchise fees included in refranchising gains	(15)	(17)	(20)
	39	40	41
Continuing fees and rental income	1,521	1,383	1,420
	$1,560	$1,423	$1,461

Note 7 – Other (Income) Expense

	2010	2009	2008
Equity income from investments in unconsolidated affiliates	$(42)	$(36)	$(41)
Gain upon consolidation of a former unconsolidated affiliate in China(a)	—	(68)	—
Gain upon sale of investment in unconsolidated affiliate(b)	—	—	(100)
Foreign exchange net (gain) loss and other	(1)	—	(16)
Other (income) expense	$(43)	$(104)	$(157)

(a)	See Note 4 for further discussion of the consolidation of a former unconsolidated affiliate in Shanghai, China.

(b)	Fiscal year 2008 reflects the gain recognized on the sale of our interest in our unconsolidated affiliate in Japan. See Note 4.

Note 8 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2010	2009
Income tax receivable	$115	$158
Other prepaid expenses and current assets	154	156
	$269	$314

Property, Plant and Equipment	2010	2009
Land	$542	$538
Buildings and improvements	3,709	3,800
Capital leases, primarily buildings	274	282
Machinery and equipment	2,578	2,627
Property, Plant and equipment, gross	7,103	7,247
Accumulated depreciation and amortization	(3,273)	(3,348)
Property, Plant and equipment, net	$3,830	$3,899

Depreciation and amortization expense related to property, plant and equipment was $565 million, $553 million and $542 million in 2010, 2009 and 2008, respectively.

Accounts Payable and Other Current Liabilities	2010	2009
Accounts payable	$540	$499
Accrued capital expenditures	174	123
Accrued compensation and benefits	357	342
Dividends payable	118	98
Accrued taxes, other than income taxes	95	100
Other current liabilities	318	251
	$1,602	$1,413

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	China Division	YRI	U.S.	Worldwide
Balance as of December 27, 2008
Goodwill, gross	$30	$224	$356	$610
Accumulated impairment losses	—	(5)	—	(5)
Goodwill, net	30	219	356	605
Acquisitions	52	—	1	54
Impairment losses(a) (b)	—	(12)	(26)	(38)
Disposals and other, net(c)	—	25	(5)	19
Balance as of December 26, 2009
Goodwill, gross	82	249	352	683
Accumulated impairment losses	—	(17)	(26)	(43)
Goodwill, net	82	232	326	640
Acquisitions(d)	—	37	—	37
Disposals and other, net(c)	3	(17)	(4)	(18)
Balance as of December 25, 2010
Goodwill, gross	85	269	348	702
Accumulated impairment losses	—	(17)	(26)	(43)
Goodwill, net	$85	$252	$322	$659

(a)
We recorded a non-cash goodwill impairment charge of $26 million, which resulted in no related tax benefit, associated with our LJS and A&W-U.S. reporting unit in the fourth quarter of 2009 as the carrying value of this reporting unit exceeded its fair value.  The fair value of the reporting unit was based on our discounted expected after-tax cash flows from the future royalty stream, net of G&A, expected to be earned from the underlying franchise agreements.  These cash flows incorporated the decline in future profit expectations for our LJS and A&W-U.S. reporting unit which were due in part to the impact of a reduced emphasis on multi-branding as a U.S. growth strategy.  This charge was recorded in Closure and impairment (income) expenses in our Consolidated Statement of Income and was not allocated to the U.S. segment for performance reporting purposes.  See Note 4.

(b)
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

(c)	Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

(d)
We recorded goodwill in our International segment related to the July 1, 2010 exercise of our option with our Russian partner to purchase their interest in the co-branded Rostik’s-KFC restaurants across Russia and the Commonwealth of Independent States.  See Note 4.

Intangible assets, net for the years ended 2010 and 2009 are as follows:

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Franchise contract rights	$163	$(83)	$153	$(78)
Trademarks/brands	234	(57)	225	(48)
Lease tenancy rights	56	(12)	66	(24)
Favorable operating leases	27	(10)	27	(8)
Reacquired franchise rights	143	(20)	121	(8)
Other	5	(2)	7	(2)
	$628	$(184)	$599	$(168)

Indefinite-lived intangible assets
Trademarks/brands	$31		$31

Amortization expense for all definite-lived intangible assets was $29 million in 2010, $25 million in 2009 and $18 million in 2008.  Amortization expense for definite-lived intangible assets will approximate $28 million annually in 2011 and 2012, $26 million in 2013, $24 million in 2014 and $23 million in 2015.

Note 10 – Short-term Borrowings and Long-term Debt

	2010	2009
Short-term Borrowings
Current maturities of long-term debt	$673	$56
Other	—	3
	$673	$59

Long-term Debt
Unsecured International Revolving Credit Facility, expires November 2012	$—	$—
Unsecured Revolving Credit Facility, expires November 2012	—	5
Senior Unsecured Notes	3,257	2,906
Capital lease obligations (See Note 11)	236	249
Other, due through 2019 (11%)	64	67
	3,557	3,227
Less current maturities of long-term debt	(673)	(56)
Long-term debt excluding hedge accounting adjustment	2,884	3,171
Derivative instrument hedge accounting adjustment (See Note 12)	31	36
Long-term debt including hedge accounting adjustment	$2,915	$3,207

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 24 participating banks with commitments ranging from $10 million to $113 million.  Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At December 25, 2010, our unused Credit Facility totaled $998 million net of outstanding letters of credit of $152 million.  There were no borrowings outstanding under the Credit Facility at December 25, 2010.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving credit facility (the “International Credit Facility,” or “ICF”) which matures in November 2012 and includes 6 banks with commitments ranging from $35 million to $90 million.  There was available credit of $350 million and no borrowings outstanding under the ICF at the end of 2010.  The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends on our performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

The Credit Facility and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratio and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s balance sheet and cash flows we were able to comply with all debt covenant requirements at December 25, 2010 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2011 through 2037 and stated interest rates ranging from 3.88% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.

During the third quarter of 2010, we issued $350 million aggregate principal amount of 3.88% 10 year Senior Unsecured Notes due to the favorable credit markets.  As a result of issuing the Senior Unsecured Notes as well as our continued strong cash flows from operating activities, we have cash and cash equivalents at December 25, 2010 that are higher than our historical levels.  Our cash equivalents are temporarily invested in short-term investment grade securities with maturities of three months or less.

The following table summarizes all Senior Unsecured Notes issued that remain outstanding at December 25, 2010:

			Interest Rate
Issuance Date(a)	Maturity Date	Principal Amount (in millions)	Stated	Effective(b)
April 2001	April 2011	$650	8.88%	9.20%
June 2002	July 2012	$263	7.70%	8.04%
April 2006	April 2016	$300	6.25%	6.03%
October 2007	March 2018	$600	6.25%	6.38%
October 2007	November 2037	$600	6.88%	7.29%
September 2009	September 2015	$250	4.25%	4.44%
September 2009	September 2019	$250	5.30%	5.59%
August 2010	November 2020	$350	3.88%	3.89%

(a)	Interest payments commenced six months after issuance date and are payable semi-annually thereafter.

(b)
Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks and forward starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.  Excludes the effect of any swaps that remain outstanding as described in Note 12.

Both the Credit Facility and the ICF contain cross-default provisions whereby our failure to make any payment on any of our indebtedness in a principal amount in excess of $100 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes if such acceleration is not annulled, or such indebtedness is not discharged, within 30 days after notice.

The annual maturities of short-term borrowings and long-term debt as of December 25, 2010, excluding capital lease obligations of $236 million and derivative instrument adjustments of $31 million, are as follows:

Year ended:
2011	$653
2012	268
2013	5
2014	6
2015	257
Thereafter	2,138
Total	$3,327

Interest expense on short-term borrowings and long-term debt was $195 million, $212 million and $253 million in 2010, 2009 and 2008, respectively.

Note 11 – Leases

At December 25, 2010 we operated more than 7,200 restaurants, leasing the underlying land and/or building in more than 6,000 of those restaurants with the vast majority of our commitments expiring within 20 years from the inception of the lease.  Our longest lease expires in 2151.  We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment.  We do not consider any of these individual leases material to our operations.  Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:
	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2011	$26	$550	$12	$49
2012	63	514	12	42
2013	23	483	17	38
2014	23	447	16	37
2015	23	405	13	34
Thereafter	222	2,605	58	151
	$380	$5,004	$128	$351

At December 25, 2010 and December 26, 2009, the present value of minimum payments under capital leases was $236 million and $249 million, respectively.  At December 25, 2010 and December 26, 2009, unearned income associated with direct financing lease receivables was $50 million and $61 million, respectively.

The details of rental expense and income are set forth below:

	2010	2009	2008
Rental expense
Minimum	$565	$541	$531
Contingent	158	123	113
	$723	$664	$644
Minimum rental income	$44	$38	$28

Note 12 – Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At December 25, 2010, our interest rate derivative instruments outstanding had notional amounts of $925 million and have been designated as fair value hedges of a portion of our debt.  The critical terms of these swaps, including reset dates and floating rate indices match those of our underlying fixed-rate debt and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the fair value of the forward contract with the cumulative change in the fair value of the hedged item.  At December 25, 2010, foreign currency forward contracts outstanding had a total notional amount of $390 million.

The fair values of derivatives designated as hedging instruments for the years ended December 25, 2010 and December 26, 2009 were:

	Fair Value		Consolidated Balance Sheet Location
	2010	2009
Interest Rate Swaps - Asset	$8	$—	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	33	44	Other assets
Foreign Currency Forwards - Asset	7	6	Prepaid expenses and other current assets
Foreign Currency Forwards - Liability	(3)	(3)	Accounts payable and other current liabilities
Total	$45	$47

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $5 million and $26 million to Short-term borrowings and Long-term debt, respectively at December 25, 2010 and $36 million to Long-term debt at December 26, 2009.  During the years ended December 25, 2010 and December 26, 2009, Interest expense, net was reduced by $33 million and $31 million, respectively for recognized gains on these interest rate swaps.

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Other Comprehensive Income (“OCI”) and reclassified into income from OCI in the years ended December 25, 2010 and December 26, 2009.

	2010	2009
Gains (losses) recognized into OCI, net of tax	$32	$(9)
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$33	$(14)

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the years ended December 25, 2010 and December 26, 2009.

Additionally, we had a net deferred loss of $13 million and $12 million, net of tax, as of December 25, 2010 and December 26, 2009, respectively within Accumulated OCI due to treasury locks and forward starting interest rate swaps that have been cash settled, as well as outstanding foreign currency forward contracts.  The majority of this loss arose from the settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being reclassed into earnings through 2037 to interest expense.  In 2010, 2009 and 2008 an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At December 25, 2010 and December 26, 2009, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings according to the three major ratings agencies.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 13 – Fair Value Disclosures

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the years ended December 25, 2010 or December 26, 2009.

	Fair Value
	Level	2010	2009
Foreign Currency Forwards, net	2	$4	$3
Interest Rate Swaps, net	2	41	44
Other Investments	1	14	13
Total		$59	$60

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.  The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities and their fair value is determined based on the closing market prices of the respective mutual funds as of December 25, 2010 and December 26, 2009.

The following tables present the fair values for those assets and liabilities measured at fair value during 2010 or 2009 on a non-recurring basis, and remaining on our Consolidated Balance Sheet as of December 25, 2010 or December 26, 2009.  Total losses include losses recognized from all non-recurring fair value measurements during the years ended December 25, 2010 and December 26, 2009:

		Fair Value Measurements Using			Total Losses
	As of December 25, 2010	Level 1	Level 2	Level 3	2010
Long-lived assets held for use	$184	—	—	184	121

		Fair Value Measurements Using			Total Losses
	As of December 26, 2009	Level 1	Level 2	Level 3	2009
Long-lived assets held for use	$30	—	—	30	56
Goodwill	—	—	—	—	38

Long-lived assets held for use presented in the tables above include restaurants or groups of restaurants that were impaired as a result of our semi-annual impairment review or restaurants not meeting held for sale criteria that have been offered for sale at a price less than their carrying value during the year ended December 25, 2010 and December 26, 2009.  Of the $121 million in impairment charges shown in the table above for the year ended December 25, 2010, $91 million was included in Refranchising (gain) loss and $30 million was included in Closures and impairment (income) expenses in the Consolidated Statements of Income.  Of the $56 million impairment charges shown in the table above for the year ended December 26, 2009, $20 million was included in Refranchising (gain) loss and $36 million was included in Closures and impairment (income) expenses in the Consolidated Statements of Income.

Goodwill losses in 2009 in the table above includes the goodwill impairment charges for our Pizza Hut South Korea and LJS/A&W-U.S. reporting units, which are discussed in Note 9.  These impairment charges were recorded in Closures and impairment (income) expenses in the Consolidated Statements of Income.

At December 25, 2010 the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.6 billion, compared to their carrying value of $3.3 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Note 14 – Pension, Retiree Medical and Retiree Savings Plans

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

	U.S. Pension Plans		International Pension Plans
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$1,010	$923	$176	$132
Service cost	25	26	6	5
Interest cost	62	58	9	7
Participant contributions	—	—	2	2
Plan amendments	—	1	—	—
Curtailment gain	(2)	(9)	—	—
Settlement loss	1	2	—	—
Special termination benefits	1	4	—	—
Exchange rate changes	—	—	(9)	15
Benefits paid	(57)	(47)	(4)	(3)
Settlement payments	(9)	(10)	—	—
Actuarial (gain) loss	77	62	7	18
Benefit obligation at end of year	$1,108	$1,010	$187	$176
Change in plan assets
Fair value of plan assets at beginning of year	$835	$513	$141	$83
Actual return on plan assets	108	132	14	20
Employer contributions	35	252	17	28
Participant contributions	—	—	2	2
Settlement payments	(9)	(10)	—	—
Benefits paid	(57)	(47)	(3)	(3)
Exchange rate changes	—	—	(7)	11
Administrative expenses	(5)	(5)	—	—
Fair value of plan assets at end of year	$907	$8355	$164	$141
Funded status at end of year	$(201)	$(175)	$(23)	$(35)

Amounts recognized in the Consolidated Balance Sheet:

	U.S. Pension Plans		International Pension Plans
	2010	2009	2010	2009
Accrued benefit liability – current	$(10)	$(8)	$—	$—
Accrued benefit liability – non-current	(191)	(167)	(23)	(35)
	$(201)	$(175)	$(23)	$(35)

Amounts recognized as a loss in Accumulated Other Comprehensive Income:

	U.S. Pension Plans		International Pension Plans
	2010	2009	2010	2009
Actuarial net loss	$359	$342	$46	$48
Prior service cost	4	4	—	—
	$363	$346	$46	$48

The accumulated benefit obligation for the U.S. and International pension plans was $1,212 million and $1,105 million at December 25, 2010 and December 26, 2009, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Pension Plans		International Pension Plans
	2010	2009	2010	2009
Projected benefit obligation	$1,108	$1,010	$—	$176
Accumulated benefit obligation	1,057	958	—	147
Fair value of plan assets	907	835	—	141

Information for pension plans with a projected benefit obligation in excess of plan assets:

	U.S. Pension Plans		International Pension Plans
	2010	2009	2010	2009
Projected benefit obligation	$1,108	$1,010	$187	$176
Accumulated benefit obligation	1,057	958	155	147
Fair value of plan assets	907	835	164	141

Our funding policy with respect to the U.S. Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional amounts from time to time as are determined to be appropriate to improve the U.S. Plan’s funded status.  We currently do not plan to make any contributions to the U.S. Plan in 2011.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations.  We do not believe we will be required to make significant contributions to any pension plan outside of the U.S. in 2011.

We do not anticipate any plan assets being returned to the Company during 2011 for any plans.

Components of net periodic benefit cost:
	U.S. Pension Plans			International Pension Plans
Net periodic benefit cost	2010	2009	2008	2010	2009	2008
Service cost	$25	$26	$30	$6	$5	$8
Interest cost	62	58	53	9	7	8
Amortization of prior service cost(a)	1	1	—	—	—	—
Expected return on plan assets	(70)	(59)	(53)	(9)	(7)	(9)
Amortization of net loss	23	13	6	2	2	—
Net periodic benefit cost	$41	$39	$36	$8	$7	$7
Additional loss recognized due to: Settlement(b)	$3	$2	$2	$—	$—	$—
Special termination benefits(c)	$1	$4	$13	$—	$—	$—

Pension losses in accumulated other comprehensive income (loss):
	U.S. Pension Plans		International Pension Plans
	2010	2009	2010	2009
Beginning of year	$346	$374	$48	$41
Net actuarial (gain) loss	41	(15)	2	5
Amortization of net loss	(23)	(13)	(2)	(2)
Settlements	—	(1)	—	—
Prior service cost	—	2	—	—
Amortization of prior service cost	(1)	(1)	—	—
Exchange rate changes	—	—	(2)	4
End of year	$363	$346	$46	$48

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)	Settlement loss results from benefit payments from a non-funded plan exceeding the sum of the service cost and interest cost for that plan during the year.

(c)	Special termination benefits primarily related to the U.S. business transformation measures taken in 2008, 2009 and 2010.

The estimated net loss for the U.S. and International pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2011 is $31 million and $2 million, respectively.  The estimated prior service cost for the U.S. pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2011 is $1 million.

Weighted-average assumptions used to determine benefit obligations at the measurement dates:

	U.S. Pension Plans		International Pension Plans
	2010	2009	2010	2009
Discount rate	5.90%	6.30%	5.40%	5.50%
Rate of compensation increase	3.75%	3.75%	4.42%	4.42%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:

	U.S. Pension Plans			International Pension Plans
	2010	2009	2008	2010	2009	2008
Discount rate	6.30%	6.50%	6.50%	5.50%	5.51%	5.60%
Long-term rate of return on plan assets	7.75%	8.00%	8.00%	6.66%	7.20%	7.28%
Rate of compensation increase	3.75%	3.75%	3.75%	4.42%	4.12%	4.30%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

Plan Assets

The fair values of our pension plan assets at December 25, 2010 by asset category and level within the fair value hierarchy are as follows:

	U.S. Pension Plans	International Pension Plans
Level 1:
Cash(a)	$1	$—

Level 2:
Cash Equivalents(a)	5	3
Equity Securities – U.S. Large cap(b)	308	—
Equity Securities – U.S. Mid cap(b)	50	—
Equity Securities – U.S. Small cap(b)	51	—
Equity Securities – Non-U.S.(b)	97	99
Fixed Income Securities – U.S. Corporate(b)	238	16
Fixed Income Securities – U.S. Government and Government Agencies(c)	150	—
Fixed Income Securities – Non-U.S. Government(b)(c)	20	36
Other Investments(b)	—	10
Total fair value of plan assets(d)	$920	$164

(a)	Short-term investments in money market funds

(b)	Securities held in common trusts

(c)	Investments held by the Plan are directly held

(d)	Excludes net payable of $13 million in the U.S. for purchases of assets included in the above that were settled after year end

Our primary objectives regarding the investment strategy for the Plan’s assets, which make up 85% of total pension plan assets at the 2010 measurement date, are to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future payment requirements.  To achieve these objectives, we are using a combination of active and passive investment strategies.  Our equity securities, currently targeted at 55% of our investment mix, consist primarily of low cost index funds focused on achieving long-term capital appreciation.  We diversify our equity risk by investing in several different U.S. and foreign market index funds.  Investing in these index funds provides us with the adequate liquidity required to fund benefit payments and plan expenses.  The fixed income asset allocation, currently targeted at 45% of our mix, is actively managed and consists of long duration fixed income securities that help to reduce exposure to interest rate variation and to better correlate asset maturities with obligations.

A mutual fund held as an investment by the Plan includes YUM stock valued at less than $0.6 million at December 25, 2010 and less than $0.5 million at December 26, 2009 (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:	U.S. Pension Plans	International Pension Plans
2011	$54	$2
2012	41	2
2013	48	2
2014	46	2
2015	47	2
2016 - 2020	286	11

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on the measurement date and include benefits attributable to estimated further employee service.

Retiree Medical Benefits

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

At the end of 2010 and 2009, the accumulated post-retirement benefit obligation was $78 million and $73 million, respectively.  The unrecognized actuarial loss recognized in Accumulated other comprehensive loss was $6 million at the end of 2010 and less than $1 million at the end of 2009.  The net periodic benefit cost recorded in 2010, 2009 and 2008 was $6 million, $7 million and $10 million, respectively, the majority of which is interest cost on the accumulated post-retirement benefit obligation.  2010, 2009 and 2008 costs included less than $1 million, $1 million and $4 million, respectively, of special termination benefits primarily related to the U.S. business transformation measures described in Note 4.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.  Our assumed heath care cost trend rates for the following year as of 2010 and 2009 are 7.7% and 7.8%, respectively, with expected ultimate trend rates of 4.5% reached in 2028.

There is a cap on our medical liability for certain retirees.  The cap for Medicare eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees is expected to be reached in 2012; once the cap is reached, our annual cost per retiree will not increase.  A one-percentage-point increase or decrease in assumed health care cost trend rates would have less than a $1 million impact on total service and interest cost and on the post-retirement benefit obligation.  The benefits expected to be paid in each of the next five years are approximately $7 million and in aggregate for the five years thereafter are $30 million.

Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $15 million in 2010 and $16 million in 2009 and 2008.

Note 15 – Share-based and Deferred Compensation Plans

Overview

At year end 2010, we had four stock award plans in effect: the YUM! Brands, Inc. Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan (collectively the “LTIPs”), the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan (“RGM Plan”) and the YUM! Brands, Inc. SharePower Plan (“SharePower”).  Under all our plans, the exercise price of stock options and stock appreciation rights (“SARs”) granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant.

Potential awards to employees and non-employee directors under the LTIPs include stock options, incentive stock options, SARs, restricted stock, stock units, restricted stock units (“RSUs”), performance restricted stock units, performance share units (“PSUs”) and performance units.  Through December 25, 2010, we have issued only stock options, SARs, RSUs and PSUs under the LTIPs.  While awards under the LTIPs can have varying vesting provisions and exercise periods, outstanding awards under the LTIPs vest in periods ranging from immediate to 5 years and expire ten years after grant.

Potential awards to employees under the RGM Plan include stock options, SARs, restricted stock and RSUs.  Through December 25, 2010, we have issued only stock options and SARs under this plan.  RGM Plan awards granted have a four year cliff vesting period and expire ten years after grant.  Certain RGM Plan awards are granted upon attainment of performance conditions in the previous year.  Expense for such awards is recognized over a period that includes the performance condition period.

Potential awards to employees under SharePower include stock options, SARs, restricted stock and RSUs.  Through December 25, 2010, we have issued only stock options and SARs under this plan.  These awards generally vest over a period of four years and expire no longer than ten years after grant.

At year end 2010, approximately 21 million shares were available for future share-based compensation grants under the above plans.

Our Executive Income Deferral (“EID”) Plan allows participants to defer receipt of a portion of their annual salary and all or a portion of their incentive compensation.  As defined by the EID Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants.  These investment options are limited to cash, phantom shares of our Common Stock, phantom shares of a Stock Index Fund and phantom shares of a Bond Index Fund.  Investments in cash and phantom shares of both index funds will be distributed in cash at a date as elected by the employee and therefore are classified as a liability on our Consolidated Balance Sheets. We recognize compensation expense for the appreciation or the depreciation, if any, of investments in cash and both of the index funds.  Deferrals into the phantom shares of our Common Stock will be distributed in shares of our Common Stock, under the LTIPs,  at a date as elected by the employee and therefore are classified in Common Stock on our Consolidated Balance Sheets.  We do not recognize compensation expense for the appreciation or the depreciation, if any, of investments in phantom shares of our Common Stock.  Our EID plan also allows participants to defer incentive compensation to purchase phantom shares of our Common Stock and receive a 33% Company match on the amount deferred.  Deferrals receiving a match are similar to a RSU award in that participants will generally forfeit both the match and incentive compensation amounts deferred if they voluntarily separate from employment during a vesting period that is two years.  We expense the intrinsic value of the match and the incentive compensation over the requisite service period which includes the vesting period.

The Company has a policy of repurchasing shares on the open market to satisfy award exercises and expects to repurchase approximately 8 million shares during 2011 based on estimates of stock option and SAR exercises for that period.

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2010	2009	2008
Risk-free interest rate	2.4%	1.9%	3.0%
Expected term (years)	6.0	5.9	6.0
Expected volatility	30.0%	32.3%	30.9%
Expected dividend yield	2.5%	2.6%	1.7%

We believe it is appropriate to group our stock option and SAR awards into two homogeneous groups when estimating expected term.  These groups consist of grants made primarily to restaurant-level employees under the RGM Plan, which cliff vest after four years and expire ten years after grant, and grants made to executives under our other stock award plans, which typically have a graded vesting schedule of 25% per year over four years and expire ten years after grant.  We use a single weighted-average term for our awards that have a graded vesting schedule.  Based on analysis of our historical exercise and post-vesting termination behavior, we have determined that our restaurant-level employees and our executives exercised the awards on average after five years and six years, respectively.

When determining expected volatility, we consider both historical volatility of our stock as well as implied volatility associated with our traded options.  The expected dividend yield is based on the annual dividend yield at the time of grant.

The fair values of RSU and PSU awards are based on the closing price of our stock on the date of grant.

Award Activity

Stock Options and SARs

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	41,665	$23.59
Granted	6,197	33.57
Exercised	(9,937)	16.46
Forfeited or expired	(1,487)	31.49
Outstanding at the end of the year	36,438 (a)	$26.91	6.02	$829
Exercisable at the end of the year	20,504	$22.67	4.43	$553

(a)	Outstanding awards include 12,058 options and 24,380 SARs with average exercise prices of $18.52 and $31.06, respectively.

The weighted-average grant-date fair value of stock options and SARs granted during 2010, 2009 and 2008 was $8.21, $7.29 and $10.91, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 25, 2010, December 26, 2009 and December 27, 2008, was $259 million, $217 million and $145 million, respectively.

As of December 25, 2010, there was $81 million of unrecognized compensation cost related to stock options and SARs, which will be reduced by any forfeitures that occur, related to unvested awards that is expected to be recognized over a remaining weighted-average period of approximately 2 years.  The total fair value at grant date of awards vested during 2010, 2009 and 2008 was $47 million, $52 million and $54 million, respectively.

RSUs and PSUs

As of December 25, 2010, there was $12 million of unrecognized compensation cost related to 1.7 million unvested RSUs and PSUs.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2010	2009	2008
Options and SARs	$40	$48	$51
Restricted Stock Units	5	7	8
Performance Share Units	2	1	—
Total Share-based Compensation Expense	47	56	59
Deferred Tax Benefit recognized	13	17	18

EID compensation expense not share-based	$4	$4	$4

Cash received from stock option exercises for 2010, 2009 and 2008, was $102 million, $113 million and $72 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with stock options and SARs exercised for 2010, 2009 and 2008 totaled $82 million, $68 million and $46 million, respectively.

Note 16 – Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2010 and 2008.  All amounts exclude applicable transaction fees.  There were no shares of our Common Stock repurchased during 2009.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased
Authorization Date	2010	2009	2008	2010		2009	2008
March 2010	2,161	—	—	$107		$—	$—
September 2009	7,598	—	—	283		—	—
January 2008	—	—	23,943	—		—	802
October 2007	—	—	22,875	—		—	813
Total	9,759	—	46,818	$390	(a)	$—	$1,615	(b)

(a)	Amount includes the effect of $19 million in share repurchases (0.4 million shares) with trade dates prior to the 2010 fiscal year end but cash settlement dates subsequent to the 2010 fiscal year.

(b)	Amount excludes the effect of $13 million in share repurchases (0.4 million shares) with trade dates prior to the 2007 fiscal year end but cash settlement dates subsequent to the 2007 fiscal year end.

As of December 25, 2010, we have $193 million available for future repurchases under our March 2010 share repurchase authorization.  Additionally, on January 27, 2011, our Board of Directors authorized share repurchases through July 2012 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock.

Accumulated Other Comprehensive Income (Loss) – Comprehensive income is Net Income plus certain other items that are recorded directly to Shareholders’ Equity.  The following table gives further detail regarding the composition of accumulated other comprehensive loss at December 25, 2010 and December 26, 2009.  Refer to Note 14 for additional information about our pension and post-retirement plan accounting and Note 12 for additional information about our derivative instruments.

	2010	2009
Foreign currency translation adjustment	$55	$47
Pension and post-retirement losses, net of tax	(269)	(259)
Net unrealized losses on derivative instruments, net of tax	(13)	(12)
Total accumulated other comprehensive loss	$(227)	$(224)

Note 17 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2010	2009	2008
U.S.	$345	$269	$430
Foreign	1,249	1,127	861
	$1,594	$1,396	$1,291

The details of our income tax provision (benefit) are set forth below:

		2010	2009	2008
Current:	Federal	$155	$(21)	$168
	Foreign	356	251	151
	State	15	11	(1)
		526	241	318

Deferred:	Federal	(82)	92	(12)
	Foreign	(29)	(30)	3
	State	1	10	10
		(110)	72	1
		$416	$313	$319

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2010		2009		2008
U.S. federal statutory rate	$558	35.0%	$489	35.0%	$452	35.0%
State income tax, net of federal tax benefit	12	0.7	14	1.0	5	0.6
Statutory rate differential attributable to foreign operations	(235)	(14.7)	(159)	(11.4)	(187)	(14.5)
Adjustments to reserves and prior years	55	3.5	(9)	(0.6)	44	3.5
Change in valuation allowance	22	1.4	(9)	(0.7)	12	0.6
Other, net	4	0.2	(13)	(0.9)	(7)	(0.5)
Effective income tax rate	$416	26.1%	$313	22.4%	$319	24.7%

Statutory rate differential attributable to foreign operations.  This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits.  The favorable impact is primarily attributable to a majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

In 2010, the benefit was positively impacted by the recognition of excess foreign tax credits generated by our intent to repatriate current year foreign earnings.

In 2009, the benefit was negatively impacted by withholding taxes associated with the distribution of intercompany dividends that were only partially offset by related foreign tax credits generated during the year.

In 2008, the benefit was positively impacted by the recognition of deferred tax assets for the net operating losses generated by tax planning actions implemented in 2008 (1.7 percentage points).  In addition, the benefit was also favorably impacted by a decrease in tax expense for certain foreign markets.

Adjustments to reserves and prior years.  This item includes: (1) the effects of reconciling income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets; and (2) changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position.  We evaluate these amounts on a quarterly basis to insure that they have been appropriately adjusted for audit settlements and other events we believe may impact the outcome.  The impact of certain effects or changes may offset items reflected in the ‘Statutory rate differential attributable to foreign operations’ line.

In 2010, this item included a net increase in tax expense driven by the reversal of foreign tax credits for prior years that are not likely to be claimed on future tax returns.

In 2009, this item included out-of-year adjustments which lowered our effective tax rate by 1.6 percentage points.

In 2008, this item included out-of-year adjustments which increased our effective tax rate by 1.8 percentage points.

Change in valuation allowance.  This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year.  The impact of certain changes may offset items reflected in the ‘Statutory rate differential attributable to foreign operations’ line.  The Company considers all available positive and negative evidence, including the amount of taxable income and periods over which it must be earned, actual levels of past taxable income and known trends and events or transactions expected to affect future levels of taxable income.  The following table details the change in valuation allowance during the year ended December 25, 2010:

	Valuation Allowances
	Beginning Balance	Current Year Operations	Changes in Judgment	CTA and Other Adjustments	Ending Balance
U.S. state	$32	$(2)	$(3)	$—	$27
Foreign	155	27	-	(18)	164
	$187	$25	$(3)	$(18)	$191

In 2010, the $22 million of net tax expense was driven by $25 million for valuation allowances recorded against deferred tax assets generated during the current year.  This expense was partially offset by a $3 million tax benefit resulting from a change in judgment regarding the future use of U.S. state deferred tax assets that existed at the beginning of the year.  In addition, we recorded approximately $18 million of CTA and other adjustments, including $14 million related to the refranchising of our Taiwan and Mexico businesses and $4 million for currency translation adjustments.

In 2009, the $9 million net tax benefit was driven by $25 million of benefit resulting from a change in judgment regarding the future use of foreign deferred tax assets that existed at the beginning of the year.  This benefit was partially offset by $16 million for valuation allowances recorded against deferred tax assets generated during the year.

In 2008, the $12 million net tax expense was primarily due to $42 million for valuation allowances recorded against deferred tax assets generated during the year, including a full valuation allowance provided on deferred tax assets for net operating losses generated by tax planning actions as we did not believe it was more likely than not that they would be realized in the future.  This increase was partially offset by $30 million of benefits primarily resulting from a change in judgment regarding the future use of foreign deferred tax assets that existed at the beginning of the year.

Other.  This item primarily includes the impact of permanent differences related to current year earnings and U.S. tax credits.

In 2009, this item was positively impacted by a one-time pre-tax gain of approximately $68 million, with no related income tax expense, recognized on our acquisition of additional interest in, and consolidation of, the entity that operates KFC in Shanghai, China.  This was partially offset by a pre-tax U.S. goodwill impairment charge of approximately $26 million, with no related income tax benefit.

The details of 2010 and 2009 deferred tax assets (liabilities) are set forth below:

	2010	2009
Net operating loss and tax credit carryforwards	$220	$222
Employee benefits	158	148
Share-based compensation	102	106
Self-insured casualty claims	50	59
Lease related liabilities	166	157
Various liabilities	130	99
Deferred income and other	82	59
Gross deferred tax assets	908	850
Deferred tax asset valuation allowances	(191)	(187)
Net deferred tax assets	$717	$663

Intangible assets, including goodwill	$(243)	$(240)
Property, plant and equipment	(104)	(118)
Other	(14)	(46)
Gross deferred tax liabilities	$(361)	$(404)
Net deferred tax assets (liabilities)	$356	$259

Reported in Consolidated Balance Sheets as:
Deferred income taxes – current	$61	$81
Deferred income taxes – long-term	366	251
Accounts payable and other current liabilities	(20)	(7)
Other liabilities and deferred credits	(51)	(66)
	$356	$259

We have investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis.  We have not provided deferred tax on the portion of the excess that we believe is essentially permanent in duration.  This amount may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries.  We estimate that our total temporary difference upon which we have not provided deferred tax is approximately $1.3 billion  at December 25, 2010.  A determination of the deferred tax liability on this amount is not practicable.

At December 25, 2010, the Company has foreign operating and capital loss carryforwards of $632 million and U.S. state operating loss carryforwards of $1.7 billion.  These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will expire as follows:

	Year of Expiration
	2011	2012-2015	2016-2030	Indefinitely	Total
Foreign	$4	$65	$142	$421	$632
U.S. state	12	88	1,590	-	1,690
	$16	$153	$1,732	$421	$2,322

In addition, tax credits of $5 million are available to reduce certain U.S. state liabilities, all of which may be carried forward indefinitely.

We recognize, in the financial statements, the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

The Company had $308 million and $301 million of unrecognized tax benefits at December 25, 2010 and December 26, 2009, respectively, $227 million and $259 million of which, if recognized, would affect the 2010 and 2009 effective income tax rates, respectively.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2010	2009
Beginning of Year	$301	$296
Additions on tax positions - current year	45	48
Additions for tax positions - prior years	35	59
Reductions for tax positions - prior years	(19)	(68)
Reductions for settlements	(41)	(33)
Reductions due to statute expiration	(10)	(6)
Foreign currency translation adjustment	(3)	5
End of Year	$308	$301

The Company believes it is reasonably possible its unrecognized tax benefits may decrease by approximately $92 million in the next 12 months, of which each position is individually insignificant, including approximately $50 million, of which, if recognized upon audit settlement or statute expiration, would affect the 2011 effective tax rate.

The Company’s income tax returns are subject to examination in the U.S. federal jurisdiction and numerous foreign jurisdictions.  The following table summarizes our major jurisdictions and the tax years that are either currently under audit or remain open and subject to examination:

Jurisdiction	Open Tax Years
U.S. Federal	1999 – 2010
China	2007 – 2010
United Kingdom	2003 – 2010
Mexico	2001 – 2010
Australia	2006 - 2010

In addition, the Company is subject to various U.S. state income tax examinations, for which, in the aggregate, we had significant unrecognized tax benefits at December 25, 2010, each of which is individually insignificant.

The accrued interest and penalties related to income taxes at December 25, 2010 and December 26, 2009 are set forth below:
	2010	2009

Accrued interest and penalties	$48	$41

During 2010 and 2009, $13 million and $6 million, respectively, of interest and penalties expense were recognized in our Consolidated Statement of Income. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of its Income tax provision.

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that Yum transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $150 million.  Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006.  The potential additional taxes for these later years, through 2010, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $320 million plus net interest to date of approximately $20 million.

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

Note 18 – Reportable Operating Segments

We are principally engaged in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut, Taco Bell, LJS and A&W concepts. KFC, Pizza Hut, Taco Bell, LJS and A&W operate in 110, 95, 21, 4 and 9 countries and territories, respectively.  Our five largest international markets based on operating profit in 2010 are China, Asia Franchise, Australia, United Kingdom, and Latin America Franchise.

We identify our operating segments based on management responsibility.  The China Division includes only mainland China and YRI includes the remainder of our international operations.  In the U.S., we consider LJS and A&W to be a single operating segment.  We consider our KFC, Pizza Hut, Taco Bell and LJS/A&W operating segments in the U.S. to be similar and therefore have aggregated them into a single reportable operating segment.

	Revenues
	2010	2009	2008
China Division	$4,135	$3,407	$2,840
YRI	3,088	2,988	3,332
U.S.	4,120	4,473	5,132
Unallocated Franchise and license fees and income(a)(b)	—	(32)	—
	$11,343	$10,836	$11,304

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2010	2009	2008
China Division(c)	$755	$596	$471
YRI	589	497	531
U.S.	668	647	641
Unallocated Franchise and license fees and income(a)(b)	—	(32)	—
Unallocated Occupancy and other(b)(d)	9	—	—
Unallocated and corporate expenses(b)(e)	(194)	(189)	(248)
Unallocated Impairment expense(b)(f)	—	(26)	—
Unallocated Other income (expense)(b)(g)	5	71	117
Unallocated Refranchising gain (loss)(b)	(63)	26	5
Operating Profit	1,769	1,590	1,517
Interest expense, net	(175)	(194)	(226)
Income Before Income Taxes	$1,594	$1,396	$1,291

	Depreciation and Amortization
	2010	2009	2008
China Division	$225	$184	$136
YRI	159	165	173
U.S.	201	216	231
Corporate(d)	4	15	16
	$589	$580	$556

	Capital Spending
	2010	2009	2008
China Division	$272	$271	$300
YRI	259	251	280
U.S.	241	270	349
Corporate	24	5	6
	$796	$797	$935

	Identifiable Assets
	2010	2009	2008
China Division(h)	$2,289	$1,632	$1,251
YRI	2,649	2,448	2,017
U.S.	2,398	2,575	2,739
Corporate(i)	980	493	520
	$8,316	$7,148	$6,527

	Long-Lived Assets(j)
	2010	2009	2008
China Division	$1,269	$1,172	$905
YRI	1,548	1,524	1,269
U.S.	2,095	2,260	2,413
Corporate	52	45	63
	$4,964	$5,001	$4,650

(a)	Amount consists of reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken. See Note 4.

(b)	Amounts have not been allocated to the U.S., YRI or China Division segments for performance reporting purposes.

(c)	Includes equity income from investments in unconsolidated affiliates of $42 million, $36 million and $40 million in 2010, 2009 and 2008, respectively, for the China Division.

(d)	2010 includes a $9 million depreciation reduction arising from the impairment of KFC restaurants we offered to sell in 2010. See Note 4.

(e)
2010, 2009 and 2008 include approximately $9 million, $16 million and $49 million, respectively, of charges relating to U.S. general and administrative productivity initiatives and realignment of resources.  Additionally, 2008 includes $7 million of charges relating to investments in our U.S. Brands.  See Note 4.

(f)	2009 includes a $26 million charge to write-off goodwill associated with our LJS and A&W businesses in the U.S. See Note 9.

(g)
2009 includes a $68 million gain related to the acquisition of additional interest in and consolidation of a former unconsolidated affiliate in China and 2008 includes a $100 million gain recognized on the sale of our interest in our unconsolidated affiliate in Japan.  See Note 4.

(h)
China Division includes investments in 4 unconsolidated affiliates totaling $154 million, $144 million and $65 million, for 2010, 2009 and 2008, respectively.  The 2009 increase was driven by our acquisition of interest in Little Sheep, net of our acquisition of additional interest in and consolidation of our unconsolidated affiliate in Shanghai, China.  See Note 4.

(i)	Primarily includes cash, deferred tax assets and property, plant and equipment, net, related to our office facilities.

(j)	Includes property, plant and equipment, net, goodwill, and intangible assets, net.

See Note 4 for additional operating segment disclosures related to impairment, store closure (income) costs and the carrying amount of assets held for sale.

Note 19 – Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2026.  As of December 25, 2010, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $525 million.  The present value of these potential payments discounted at our pre-tax cost of debt at December 25, 2010 was approximately $450 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at December 25, 2010 and December 26, 2009 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs.  As part of this agreement, we have provided a partial guarantee of approximately $15 million and two letters of credit totaling approximately $23 million in support of the franchisee loan program at December 25, 2010.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were $70 million at December 25, 2010 with an additional $30 million available for lending at December 25, 2010.  We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties.

In addition to the guarantee described above, YUM has provided guarantees of $23 million on behalf of franchisees for several equipment financing programs related to specific initiatives, the most significant of which was the purchase of ovens by KFC franchisees for the launch of Kentucky Grilled Chicken.  The total loans outstanding under these equipment financing programs were approximately $25 million at December 25, 2010.

Unconsolidated Affiliates Guarantees

From time to time we have guaranteed certain lines of credit and loans of unconsolidated affiliates.  At December 25, 2010 there are no guarantees outstanding for unconsolidated affiliates.  Our unconsolidated affiliates had total revenues of approximately $820 million for the year ended December 25, 2010 and assets and debt of approximately $430 million and $70 million, respectively, at December 25, 2010.

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

The following table summarizes the 2010 and 2009 activity related to our self-insured property and casualty reserves as of December 25, 2010.

	Beginning Balance	Expense	Payments	Ending Balance
2010 Activity	$173	46	(69)	$150

2009 Activity	$196	44	(67)	$173

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

Based on plaintiffs’ revised class definition in their class certification motion, Taco Bell removed the case to federal court in San Diego on August 29, 2008.  On March 17, 2009, the court granted plaintiffs’ motion to remand.  On January 29, 2010, the court granted the plaintiffs’ class certification motion with respect to the unpaid overtime claims of RGMs and Market Training Managers but denied class certification on the meal period claims.  The parties participated in mediation on May 26, 2010 without reaching resolution.  The court held a hearing to finalize the trial plan on January 28, 2011 and has not yet set the trial plan or trial date.

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

On December 1, 2010, a putative class action styled Teresa Nave v. Taco Bell Corp. and Taco Bell of America, Inc. was filed in the United States District Court for the Eastern District of California, Fresno division.  The plaintiff seeks to represent a California state-wide class of hourly employees who were allegedly not timely paid all earned vacation at the end of their employment and were denied required rest breaks.  Plaintiff additionally seeks statutory “waiting time” penalties and alleges violations of California’s Unfair Business Practices Act (B&P Code §17200 et. seq.).  On December 9, 2010, the plaintiff filed a First Amended Complaint adding three individuals as named plaintiffs.

On May 19, 2009 the court granted Taco Bell’s motion to consolidate the Medlock, Hardiman, Leyva and Naranjo matters, and the consolidated case is styled In Re Taco Bell Wage and Hour Actions.  On July 22, 2009, Taco Bell filed a motion to dismiss, stay or consolidate the Widjaja case with the In Re Taco Bell Wage and Hour Actions, and Taco Bell’s motion to consolidate was granted on October 19, 2009.  On December 16, 2010, the court ordered the Nave matter consolidated with the In Re Taco Bell Wage and Hour Actions.

The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint on June 29, 2009, and on March 30, 2010 the court approved the parties’ stipulation to dismiss the Company from the action.  The parties participated in mediation on August 5, 2010 without reaching resolution.  Plaintiffs filed their motion for class certification on December 30, 2010, and the hearing on plaintiffs’ class certification motion has been scheduled for May 23, 2011.

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

On October 14, 2008, a putative class action, styled Kenny Archila v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.  KFC removed the case to the United States District Court for the Central District of California on January 7, 2009.  On July 7, 2009, the Judge ruled that the case would not go forward as a class action.  Plaintiff also sought recovery of civil penalties under the California Private Attorney General Act as a representative of other “aggrieved employees.”  On August 3, 2009, the court ruled that the plaintiff could not assert such claims and the case had to proceed as a single plaintiff action.  On the eve of the August 18, 2009 trial, the plaintiff stipulated to a dismissal of his individual claims with prejudice but reserved his right to appeal the court’s rulings regarding class and PAGA claims.  KFC reserved its right to make any and all challenges to the appeal.  On or about September 16, 2009, plaintiff filed a notice of appeal.  Plaintiff filed his opening appellate brief on March 31, 2010, KFC filed its opposition brief on May 28, 2010 and plaintiff filed his reply brief on June 25, 2010.  The Ninth Circuit Court of Appeals has scheduled oral argument on Plaintiff’s appeal for February 14, 2011.

KFC denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On October 2, 2009, a putative class action, styled Domonique Hines v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.  Plaintiff is a former non-managerial KFC restaurant employee represented by the same counsel that filed the Archila action described above.  KFC filed an answer on October 28, 2009, in which it denied plaintiff’s claims and allegations.  KFC removed the action to the United States District Court for the Southern District of California on October 29, 2009.  Plaintiff filed a motion for class certification on May 20, 2010 and KFC filed a brief in opposition.  On October 22, 2010, the District Court granted Plaintiff’s motion to certify a class on the meal and rest break claims, but denied the motion to certify a class regarding alleged off-the-clock work.  On November 1, 2010, KFC filed a motion requesting a stay of the case pending a decision from the California Supreme Court regarding the applicable standard for employer provision of meal and rest breaks.  Plaintiff filed an opposition to that motion on November 19, 2010.  On January 14, 2011, the District Court granted KFC’s motion and stayed the entire action pending a decision from the California Supreme Court.  No trial date has been set.

KFC denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On August 18, 2010, a putative class action, styled Lisa Harrison and Noe Rivera v. KFC USA, Inc., KFC U.S. Properties, Inc., and KFC Corporation, was filed in California state court on behalf of all former California hourly employees alleging various California Labor Code violations, including failure to pay all vacation pay, failure to reimburse business expenses (mileage and uniforms), and waiting time penalties, as well as a claim of unfair competition.  KFC removed the action to the United States District Court for the Northern District of California on October 4, 2010, and the case was transferred to the Central District of California on October 27, 2010, where it was assigned to the court that heard the Archila action.  On December 14, 2010, the court granted KFC’s motion to dismiss Plaintiffs’ third cause of action (Plaintiffs’ claim for reimbursement of expenses).  Plaintiffs filed a First Amended Complaint on December 28, 2010.  The First Amended Complaint contained the same causes of action as the initial complaint, along with a request for penalties pursuant to the California Private Attorney General Act.  In response to KFC’s stated intention to file a motion to dismiss the First Amended Complaint, Plaintiffs filed a Second Amended Complaint on January 21, 2011.  KFC’s response to the Second Amended Complaint is due by February 10, 2011.  No trial date has been set.

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

The parties participated in mediation on March 25, 2008, and again on March 26, 2009, without reaching resolution.  On December 16, 2009, the court denied Taco Bell’s motion for summary judgment on the ADA claims and ordered plaintiff to file a definitive list of remaining issues and to select one restaurant to be the subject of a trial. The court has ordered the exemplar trial to begin on June 6, 2011.  The trial will be bifurcated and the first stage will address equitable relief and whether violations existed at the restaurant.  Taco Bell will have the opportunity to renew its motion for summary judgment on those issues and the opportunity to move to decertify the class.  A case currently pending before the U.S. Supreme Court, Dukes v. Wal-Mart Stores, Inc., may impact the issue of class certification.  Depending on the findings in the first stage of the trial and the court’s rulings on motions for summary judgment or class de-certification, the court may address the issue of damages in a separate, second stage.

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

On July 9, 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the United States District Court for the District of Colorado.  The complaint alleges that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the Fair Labor Standards Act (FLSA) and Colorado state law.  On January 4, 2010, plaintiffs filed a motion for conditional certification of a nationwide class of current and former Pizza Hut, Inc. delivery drivers.  However, on March 11, 2010, the court granted Pizza Hut’s pending motion to dismiss for failure to state a claim, with leave to amend.  On March 31, 2010, plaintiffs filed an amended complaint, which in addition to the federal FLSA claims asserts state-law class action claims under the laws of 16 different states.  Pizza Hut filed a motion to dismiss the amended complaint, and plaintiffs sought leave to amend their complaint a second time.  On August 9, 2010, the court granted plaintiffs’ motion to amend.  Pizza Hut has filed another motion to dismiss the Second Amended Complaint.  The court has yet to rule on Pizza Hut’s motion.

Pizza Hut denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of these cases cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On August 6, 2010, a putative class action styled Jacquelyn Whittington v. Yum Brands, Inc., Taco Bell of America, Inc. and Taco Bell Corp. was filed in the United States District Court for the District of Colorado.  The plaintiff seeks to represent a nationwide class of assistant managers who were allegedly misclassified and did not receive compensation for all hours worked and did not receive overtime pay after 40 hours in a week.  The plaintiff also purports to represent a separate class of Colorado assistant managers under Colorado state law, which provides for daily overtime after 12 hours in a day.  Yum has been dismissed from the case.  Defendants filed their answer on September 20, 2010, and the parties commenced class discovery, which is currently on-going.

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

Note 20 – Selected Quarterly Financial Data (Unaudited)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,996	$2,220	$2,496	$3,071	$9,783
Franchise and license fees and income	349	354	366	491	1,560
Total revenues	2,345	2,574	2,862	3,562	11,343
Restaurant profit	340	366	479	478	1,663
Operating Profit(a)	364	421	544	440	1,769
Net Income – YUM! Brands, Inc.	241	286	357	274	1,158
Basic earnings per common share	0.51	0.61	0.76	0.58	2.44
Diluted earnings per common share	0.50	0.59	0.74	0.56	2.38
Dividends declared per common share	0.21	0.21	—	0.50	0.92

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,918	$2,152	$2,432	$2,911	$9,413
Franchise and license fees and income	299	324	346	454	1,423
Total revenues	2,217	2,476	2,778	3,365	10,836
Restaurant profit	308	324	425	422	1,479
Operating Profit(b)	351	394	470	375	1,590
Net Income – YUM! Brands, Inc.	218	303	334	216	1,071
Basic earnings per common share	0.47	0.65	0.71	0.46	2.28
Diluted earnings per common share	0.46	0.63	0.69	0.45	2.22
Dividends declared per common share	—	0.38	—	0.42	0.80

(a)
Includes net gains of $6 million and $2 million in the second and third quarters of 2010, respectively, and net losses of $66 million and $19 million in the first and fourth quarters of 2010, respectively, related to the U.S. business transformation measures and refranchising international markets.  See Note 4.

(b)
Includes net losses of $17 million, $3 million and $22 million in the first, third and fourth quarters of 2009, respectively, and a net gain of $60 million in the second quarter of 2009 related to the consolidation of a former unconsolidated affiliate, charges related to the U.S. business transformation measures and an impairment of an international market.  See Note 4.

Note 21 – Subsequent Event

Subsequent to the end of our fourth quarter, we decided to place our Long John Silver’s and A&W All-American Food Restaurants brands for sale and began the process to identify a buyer.  In the first quarter of 2011, we anticipate that we will recognize a non-cash pre-tax impairment loss in Special Items as a result of our decision to sell.  The amount of the expected pre-tax loss as well as the related tax impact will be dependent upon indications we receive as to potential sales prices and structures.   We do not expect the eventual sale to have a material impact to our ongoing earnings or cash flows.

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

We maintain a system of internal control over financial reporting, designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition.  The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity.  We have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 25, 2010.  Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified.

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

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 25, 2010 provide reasonable assurance that our assets are reasonably safeguarded.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2010.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 25, 2010.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors and Director biographies” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 2010.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 2010.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 2010.

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

Date:	February 14, 2011

YUM! BRANDS, INC.

By:	/s/ David C. Novak

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature /s/ David C. Novak	Title Chairman of the Board,	Date
David C. Novak /s/ Richard T. Carucci	Chief Executive Officer and President (principal executive officer) Chief Financial Officer	February 14, 2011
Richard T. Carucci /s/ Ted F. Knopf	(principal financial officer) Senior Vice President Finance and Corporate Controller	February 14, 2011
Ted F. Knopf /s/ David W. Dorman	(principal accounting officer)	February 14, 2011
David W. Dorman /s/ Massimo Ferragamo	Director	February 14, 2011
Massimo Ferragamo /s/ J. David Grissom	Director	February 14, 2011
J. David Grissom /s/ Bonnie G. Hill	Director	February 14, 2011
Bonnie G. Hill	Director	February 14, 2011

/s/ Robert Holland, Jr.
Robert Holland, Jr. /s/ Kenneth G. Langone	Director	February 14, 2011
Kenneth G. Langone /s/ Jonathan S. Linen	Director	February 14, 2011
Jonathan S. Linen /s/ Thomas C. Nelson	Director	February 14, 2011
Thomas C. Nelson /s/ Thomas M. Ryan	Director	February 14, 2011
Thomas M. Ryan /s/ Jing-Shyh S. Su	Director	February 14, 2011
Jing-Shyh S. Su /s/ Robert D. Walter	Vice-Chairman of the Board	February 14, 2011
Robert D. Walter	Director	February 14, 2011

YUM! Brands, Inc.
Exhibit Index
(Item 15)

Exhibit Number	Description of Exhibits

3.1	Restated Articles of Incorporation of YUM, which is incorporated herein by reference from Exhibit 3.1 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

3.2	Amended and restated Bylaws of YUM, which are incorporated herein by reference from Exhibit 3.1 on Form 8-K filed on November 23, 2009.

4.1
Indenture, dated as of May 1, 1998, between YUM and J.P. Morgan Chase Bank, National Association, successor in interest to The First National Bank of Chicago, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on May 13, 1998.

(i)
8.5% Senior Notes and 8.875% Senior Notes due April 15, 2011 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on April 18, 2001.

(ii) 7.70% Senior Notes due July 1, 2012 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on July 2, 2002.
(iii) 6.25% Senior Notes due April 15, 2016 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM’s Report on Form 8-K filed on April 17, 2006.

(iv)
6.25% Senior Notes due March 15, 2018 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM’s Report on Form 8-K filed on October 22, 2007.

(v)
6.875% Senior Notes due November 15, 2037 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.3 to YUM’s Report on Form 8-K filed on October 22, 2007.

(vi)
4.25% Senior Notes due September 15, 2015 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on August 25, 2009.

(vii)
5.30% Senior Notes due September 15, 2019 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on August 25, 2009.

(viii)
3.875% Senior Notes due November 1, 2020 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM’s Report on Form 8-K filed on August 31, 2010.

10.1 +
Master Distribution Agreement between Unified Foodservice Purchasing Co-op, LLC, for and on behalf of itself as well as the Participants, as defined therein (including certain subsidiaries of Yum! Brands, Inc.) and McLane Foodservice, Inc., effective as of January 1, 2011 and Participant Distribution Joinder Agreement between Unified Foodservice Purchasing Co-op, LLC, McLane Foodservice, Inc., and certain subsidiaries of Yum! Brands, Inc., which are incorporated herein by reference from Exhibit 10.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2010.

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

10.20†
Severance Agreement (in the event of change in control) for Emil Brolick, dated as of February 15, 2001, which is incorporated herein by reference herein from Exhibit 10.31 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

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

10.21.1†
YUM! Brands Leadership Retirement Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through December, 2009, which is incorporated by reference from Exhibit 10.21.1 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

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

10.24†	YUM! Performance Share Plan, as effective January 1, 2009, which is incorporated by reference from Exhibit 10.24 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

10.25†
YUM! Brands Third Country National Retirement Plan, as effective January 1, 2009, which is incorporated by reference from Exhibit 10.25 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

10.26†
2010 YUM! Brands Supplemental Long Term Disability Coverage Summary, as effective January 1, 2010, which is incorporated by reference from Exhibit 10.26 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

10.27†	1999 Long Term Incentive Plan Award (Restricted Stock Unit Agreement) by and between the Company and Jing-Shyh S. Su, dated as of May 20, 2010, as filed herewith.
12.1	Computation of ratio of earnings to fixed charges.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

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
+
Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

†	Indicates a management contract or compensatory plan.