Form 10-Q
period 2011-03-19
YUM BRANDS INC
filed 2011-04-26
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)
[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended March 19, 2011

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

The number of shares outstanding of the Registrant’s Common Stock as of April 21, 2011 was 465,566,072 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/19/11	3/20/10
Company sales	$2,051	$1,996
Franchise and license fees and income	374	349
Total revenues	2,425	2,345

Costs and Expenses, Net
Company restaurants
Food and paper	662	625
Payroll and employee benefits	461	461
Occupancy and other operating expenses	568	570
Company restaurant expenses	1,691	1,656
General and administrative expenses	255	245
Franchise and license expenses	30	23
Closures and impairment (income) expenses	69	4
Refranchising (gain) loss	(2)	63
Other (income) expense	(19)	(10)
Total costs and expenses, net	2,024	1,981
Operating Profit	401	364
Interest expense, net	43	41
Income Before Income Taxes	358	323
Income tax provision	91	78
Net Income – including noncontrolling interest	267	245
Net Income – noncontrolling interest	3	4
Net Income – YUM! Brands, Inc.	$264	$241

Basic Earnings Per Common Share	$0.56	$0.51

Diluted Earnings Per Common Share	$0.54	$0.50

Dividends Declared Per Common Share	$—	$0.21

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/19/11	3/20/10
Cash Flows – Operating Activities
Net Income – including noncontrolling interest	$267	$245
Depreciation and amortization	123	119
Closures and impairment (income) expenses	69	4
Refranchising (gain) loss	(2)	63
Contributions to defined benefit pension plans	(3)	(10)
Deferred income taxes	(60)	(74)
Equity income from investments in unconsolidated affiliates	(16)	(12)
Excess tax benefits from share-based compensation	(8)	(9)
Share-based compensation expense	13	13
Changes in accounts and notes receivable	11	(7)
Changes in inventories	34	5
Changes in prepaid expenses and other current assets	(25)	1
Changes in accounts payable and other current liabilities	(14)	(8)
Changes in income taxes payable	85	26
Other, net	34	36
Net Cash Provided by Operating Activities	508	392

Cash Flows – Investing Activities
Capital spending	(173)	(163)
Proceeds from refranchising of restaurants	14	42
Acquisitions and investments	(1)	—
Sales of property, plant and equipment	—	9
Other, net	4	(4)
Net Cash Used in Investing Activities	(156)	(116)

Cash Flows – Financing Activities
Repayments of long-term debt	(4)	(3)
Revolving credit facilities, three months or less, net	—	23
Short-term borrowings by original maturity
More than three months - proceeds	—	—
More than three months - payments	—	—
Three months or less, net	—	(3)
Repurchase shares of Common Stock	(152)	(132)
Excess tax benefits from share-based compensation	8	9
Employee stock option proceeds	9	17
Dividends paid on Common Stock	(118)	(99)
Other, net	(4)	(2)
Net Cash Used in Financing Activities	(261)	(190)
Effect of Exchange Rates on Cash and Cash Equivalents	12	5
Net Increase in Cash and Cash Equivalents	103	91
Cash and Cash Equivalents - Beginning of Period	1,426	353
Cash and Cash Equivalents - End of Period	$1,529	$444

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	3/19/11	12/25/10
ASSETS
Current Assets
Cash and cash equivalents	$1,529	$1,426
Accounts and notes receivable, net	311	256
Inventories	156	189
Prepaid expenses and other current assets	264	269
Deferred income taxes	59	61
Advertising cooperative assets, restricted	117	112
Total Current Assets	2,436	2,313

Property, plant and equipment, net	3,852	3,830
Goodwill	669	659
Intangible assets, net	408	475
Investments in unconsolidated affiliates	135	154
Other assets	507	519
Deferred income taxes	419	366
Total Assets	$8,426	$8,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,396	$1,602
Income taxes payable	105	61
Short-term borrowings	670	673
Advertising cooperative liabilities	117	112
Total Current Liabilities	2,288	2,448

Long-term debt	2,918	2,915
Other liabilities and deferred credits	1,361	1,284
Total Liabilities	6,567	6,647

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 467 shares and 469 shares issued in 2011 and 2010, respectively	—	86
Retained earnings	1,960	1,717
Accumulated other comprehensive income (loss)	(177)	(227)
Total Shareholders’ Equity – YUM! Brands, Inc.	1,783	1,576
Noncontrolling interest	76	93
Total Shareholders’ Equity	1,859	1,669
Total Liabilities and Shareholders’ Equity	$8,426	$8,316

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the fiscal year ended December 25, 2010 (“2010 Form 10-K”).  Except as disclosed herein, there has been no material change in the information disclosed in the Notes to our Consolidated Financial Statements included in the 2010 Form 10-K.

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprise the worldwide operations of KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) (collectively the “Concepts”).  References to YUM throughout these Notes to our Financial Statements are made using the first person notations of “we,” “us” or “our.”

YUM’s business consists of three reporting segments:  YUM Restaurants China (“China” or “China Division”), YUM Restaurants International (“YRI” or “International Division”) and United States.  The China Division includes mainland China and YRI includes the remainder of our international operations.

Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years.  The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks.  The current fiscal year of 2011 has a 53rd week.  Our subsidiaries operate on similar fiscal calendars except that certain international subsidiaries operate on a monthly calendar, with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.  Our international subsidiaries that operate on a monthly calendar, including China, are not impacted by the addition of a 53rd week.  All of our international businesses except China close one period or one month earlier to facilitate consolidated reporting.

Our preparation of the accompanying Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from the estimates.

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2010 Form 10-K, our financial position as of March 19, 2011, and the results of our operations for the quarters ended March 19, 2011 and March 20, 2010 and cash flows for the quarters ended March 19, 2011 and March 20, 2010.  Our results of operations and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended
	3/19/11	3/20/10
Net Income – YUM! Brands, Inc.	$264	$241

Weighted-average common shares outstanding (for basic calculation)	473	474
Effect of dilutive share-based employee compensation	13	11
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	486	485
Basic EPS	$0.56	$0.51
Diluted EPS	$0.54	$0.50
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	2.3	8.5

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended March 19, 2011 and March 20, 2010, as indicated below.  All amounts exclude applicable transaction fees.

		Shares Repurchased (thousands)				Dollar Value of Shares Repurchased				Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	Authorization Expiration Date	2011		2010		2011		2010		2011	2010
September 2009	September 2010	—		4,009		$—		$137		$—	$163
March 2010	March 2011	2,873		—		142		—		51	300
January 2011	June 2012	—		—		—		—		750	—
Total		2,873	(a)	4,009	(b)	$142	(a)	$137	(b)	$801	$463

(a)
Amount excludes the effect of $19 million in share repurchases (0.4 million shares) with trade dates prior to the 2010 fiscal year end but cash settlement dates subsequent to the 2010 fiscal year end and includes the effect of $9 million in share repurchases (0.2 million shares) with trade dates prior to March 19, 2011 but with settlement dates subsequent to March 19, 2011.

(b)	Amount includes the effect of $5 million in share repurchases (0.1 million shares) with trade dates prior to March 20, 2010 but with settlement dates subsequent to March 20, 2010.

Comprehensive income was as follows:
	Quarter ended
	3/19/11	3/20/10
Net Income – YUM! Brands, Inc.	$264	$241
Foreign currency translation adjustment	48	(31)
Changes in fair value of derivatives, net of tax	(6)	12
Reclassification of derivative (gains) losses to Net Income, net of tax	6	(10)
Reclassification of pension actuarial losses to Net Income, net of tax	5	4
Total comprehensive income – YUM! Brands, Inc.	$317	$216

A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling interest as of December 25, 2010	$93
Net Income – noncontrolling interest	3
Foreign currency translation adjustment	1
Dividends declared	(21)
Noncontrolling interest as of March 19, 2011	$76

Note 4 - Items Affecting Comparability of Net Income and Cash Flows

Planned Sale of LJS and A&W

During the quarter ended March 19, 2011 we decided to sell our LJS and A&W brands.  While the LJS and A&W asset groups comprising these brands did not meet the criteria for held for sale classification as of March 19, 2011, our decision to sell was considered an impairment indicator.  As such, we reviewed the LJS and A&W asset groups for potential impairment and determined that their carrying values were not recoverable based on our estimates of holding period cash flows while we continue to own the brands and expected proceeds upon sale.  Accordingly, we wrote the carrying values of the LJS and A&W asset groups down to our estimate of their fair values, which reflected the sales prices we would expect to receive from potential buyers.  These fair value determinations considered current market conditions, trends in the businesses and prices for similar transactions in the restaurant industry, and resulted in a non-cash write down of the LJS and A&W asset groups’ carrying values totaling $66 million.  The write down was allocated to definite-lived trademarks and franchise contract rights which we will continue to amortize until the LJS and A&W asset groups are considered held for sale.  Additionally, we will continue to review the brands’ asset groups for any further necessary impairment through the date the brands are sold.  The goodwill that was included in the LJS and A&W reporting unit was written off in a previous year.

Facility Actions

Refranchising (gain) loss, Store closure (income) costs and Store impairment charges by reportable segment are as follows:

	Quarter ended March 19, 2011
	China Division	YRI	U.S.	Worldwide
Refranchising (gain) loss (a)	$(1)	$—	$(1)	$(2)

Store closure (income) costs(b)	$(1)	$1	$1	$1
Store impairment charges	1	1	—	2
Closure and impairment (income) expenses(c)	$—	$2	$1	$3

	Quarter ended March 20, 2010
	China Division	YRI	U.S.	Worldwide
Refranchising (gain) loss (a) (d) (e)	$—	$7	$56	$63

Store closure (income) costs(b)	$—	$—	$1	$1
Store impairment charges	—	2	1	3
Closure and impairment (income) expenses	$—	$2	$2	$4

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

(c)	The impairment charge of $66 million resulting from the planned sale of the LJS and A&W businesses was not allocated to segments for performance reporting purposes and is not included in this table.

(d)
During the quarter ended March 20, 2010 we refranchised all of our remaining company restaurants in Taiwan, which consisted of 124 KFCs.  We included in our March 20, 2010 financial statements a non-cash write-off of $7 million of goodwill in determining the loss on refranchising of Taiwan.  This loss did not result in a related income tax benefit, and was not allocated to any segment for performance reporting purposes.  The amount of goodwill write-off was based on the relative fair values of the Taiwan business disposed of and the portion of the business that was retained.  The fair value of the business disposed of was determined by reference to the discounted value of the future cash flows expected to be generated by the restaurants and retained by the franchisee, which included a deduction for the anticipated royalties the franchisee will pay the Company associated with the franchise agreement entered into in connection with this refranchising transaction. The fair value of the Taiwan business retained consisted of expected net cash flows to be derived from royalties from franchisees, including the royalties associated with the franchise agreement entered into in connection with this refranchising transaction.  We believed the terms of the franchise agreement entered into in connection with the Taiwan refranchising were substantially consistent with market.  The remaining carrying value of goodwill related to our Taiwan business of $30 million, after the aforementioned write-off, was determined not to be impaired subsequent to the refranchising as the fair value of the Taiwan reporting unit exceeded its carrying amount.

(e)
U.S. refranchising loss for the quarter ended March 20, 2010 included $73 million in non-cash impairment charges related to our offer to refranchise a substantial portion of our Company operated KFCs in the U.S.  We recorded an additional $12 million in non-cash impairment charges related to these restaurants in the quarter ended December 25, 2010.  The majority of the restaurants offered for sale in 2010 continue to be Company operated at March 19, 2011.  We believed in 2010 and continue to believe at March 19, 2011 that the restaurant groups for which we have not yet entered into agreements to sell do not meet the criteria to be classified as held for sale.  Consistent with our historical policy, we are reviewing these restaurant groups for impairment on a held for use basis each quarter as a result of our intent to refranchise.  To the extent the carrying value of these restaurant groups are not recoverable based upon our estimate of expected refranchising proceeds and holding period cash flows while we continue to operate the restaurants, they are written down to current estimates of their fair value.  These fair value estimates, which are based on the sales price we would expect to receive for each restaurant group, consider current market conditions, real-estate values, trends in the KFC-U.S. business, prices for similar transactions in the restaurant industry and preliminary offers for any restaurant groups to date.  No further impairment charges were recorded for these restaurant groups in the quarter ended March 19, 2011 as we currently estimate that the carrying values of all restaurant groups are recoverable.  We continue to depreciate the carrying values of the restaurant assets, net of the aforementioned impairment charges, and will continue to do so through the date we believe the held for sale criteria for any restaurant groups are met.  The $85 million in impairment charges recorded in 2010 does not include any allocation of the KFC reporting unit goodwill in the restaurant groups’ carrying values.  This additional non-cash write down is being recorded, consistent with our historical policy, when a restaurant group ultimately meets the criteria to be classified as held for sale.  We will also be required to record a charge for the fair value of our guarantee of future lease payments for leases we assign to the franchisee upon any sale.

Assets held for sale at March 19, 2011 and December 25, 2010 total $43 million and $23 million, respectively, of U.S. property, plant and equipment and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

Note 5 - Recently Adopted Accounting Pronouncements

 In July 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  Existing disclosures were amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables.  The new disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010.  All necessary disclosures have been complied with in this Form 10-Q.

Note 6 - Other (Income) Expense

	Quarter ended
	3/19/11	3/20/10
Equity income from investments in unconsolidated affiliates	$(16)	$(12)
Foreign exchange net (gain) loss and other	(3)	2
Other (income) expense	$(19)	$(10)

Note 7 – Supplemental Balance Sheet Information

Receivables

	3/19/11	12/25/10
Accounts and notes receivable	$349	$289
Allowance for doubtful accounts	(38)	(33)
Accounts and notes receivable, net	$311	$256

	3/19/11	12/25/10
Noncurrent notes receivable and direct financing leases	$79	$87
Allowance for doubtful accounts	(29)	(30)
Noncurrent notes receivable and direct financing leases, net	$50	$57

The Company’s receivables are primarily generated as a result of ongoing business relationships with our franchisees and licensees as a result of royalty and lease agreements.  Trade receivables consisting of royalties from franchisees and licensees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable on our Condensed Consolidated Balance Sheets.  Our financing receivables primarily consist of notes receivable and direct financing leases with franchisees which we enter into from time to time.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable while amounts due beyond one year are included in Other assets.  The activity in the Allowance for doubtful accounts was not significant in the quarter ended March 19, 2011.

Property, Plant and Equipment

	3/19/11	12/25/10
Property, plant and equipment, gross	$7,223	$7,103
Accumulated depreciation and amortization	(3,371)	(3,273)
Property, plant and equipment, net	$3,852	$3,830

Note 8 – Income Taxes

	Quarter ended
	3/19/11	3/20/10
Income taxes	$91	$78
Effective tax rate	25.2%	24.1%

Our effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our first quarter 2011 rate was higher than the prior year primarily due to lapping more favorable foreign and U.S. tax effects in 2010 attributable to foreign operations, including a foreign law change.  This was partially offset by lapping 2010 unfavorable prior year adjustments.

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $155 million.  Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006.  The potential additional taxes for these later years, through 2010, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $320 million plus net interest of approximately $20 million.

We believe that the Company has properly reported taxable income and paid taxes in accordance with applicable laws and that the proposed adjustment is inconsistent with applicable income tax laws, Treasury Regulations and relevant case law.  We intend to defend our position vigorously and have filed a protest with the IRS.  As the final resolution of the proposed adjustment remains uncertain, the Company will continue to provide for its position in accordance with GAAP.  There can be no assurance that payments due upon final resolution of this issue will not exceed our currently recorded reserve and such payments could have a material adverse effect on our financial position.  Additionally, if increases to our reserves are deemed necessary due to future developments related to this issue, such increases could have a material, adverse effect on our results of operations as they are recorded.  The Company does not expect resolution of this matter within twelve months and cannot predict with certainty the timing of such resolution.

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

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter ended
Revenues	3/19/11	3/20/10
China Division	$906	$708
YRI	666	704
U.S.	853	933
	$2,425	$2,345

	Quarter ended
Operating Profit	3/19/11	3/20/10
China Division (b)	$215	$176
YRI	158	141
United States	123	143
Unallocated Occupancy and other(a)	3	—
Unallocated and corporate expenses(a)	(38)	(33)
Unallocated Other income (expense)(a)	4	—
Unallocated impairment expense(a)(c)	(66)	—
Unallocated Refranchising gain (loss)(a)	2	(63)
Operating Profit	401	364
Interest expense, net	(43)	(41)
Income Before Income Taxes	$358	$323

(a)	Amounts have not been allocated to the China Division, YRI or U.S. segments for performance reporting purposes.

(b)	Includes equity income from investments in unconsolidated affiliates of $16 million and $12 million for the quarters ended March 19, 2011 and March 20, 2010, respectively.

(c)	Amount represents an impairment charge resulting from the planned sale of the LJS and A&W businesses. See Note 4.

Note 10 - Pension Benefits

We sponsor noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other U.S. plan are paid by the Company as incurred.  During 2001, the plans covering our U.S. salaried employees were amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans.  We also sponsor various defined benefit pension plans covering certain of our non-U.S. employees, the most significant of which are in the United Kingdom (“U.K.”).  Our plans in the U.K. have previously been amended such that new employees are not eligible to participate in those plans.

The components of net periodic benefit cost associated with our U.S. pension plans and significant International pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended		Quarter ended
	3/19/11	3/20/10	3/19/11	3/20/10
Service cost	$5	$6	$1	$1
Interest cost	15	14	2	2
Expected return on plan assets	(16)	(16)	(2)	(2)
Amortization of net loss	7	5	—	—
Net periodic benefit cost	$11	$9	$1	$1

We made no contributions to the Plan during the quarter ended March 19, 2011 and no contributions to the Plan are anticipated in 2011.  We will make contributions of approximately $6 million to a plan in the U.K. during the second quarter of 2011.

Note 11 - Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At March 19, 2011, our interest rate derivative instruments outstanding had notional amounts of $925 million and have been designated as fair value hedges of a portion of our debt.  The critical terms of these swaps, including reset dates and floating rate indices match those of our underlying fixed-rate debt and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item.  At March 19, 2011, foreign currency forward contracts outstanding had a total notional amount of $408 million.

The fair values of derivatives designated as hedging instruments as of March 19, 2011 and December 25, 2010 were:

	3/19/11	12/25/10	Condensed Consolidated Balance Sheet Location
Interest Rate Swaps - Asset	$8	$8	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	30	33	Other assets
Foreign Currency Forwards - Asset	—	7	Prepaid expenses and other current assets
Foreign Currency Forwards - Liability	(6)	(3)	Accounts payable and other current liabilities
Total	$32	$45

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $1 million and $26 million to Short-term borrowings and Long-term debt, respectively, at March 19, 2011.  During the quarters ended March 19, 2011 and March 20, 2010, Interest expense, net was reduced by $8 million and $7 million, respectively, for recognized gains on these interest rate swaps.

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Other Comprehensive Income (“OCI”) and reclassified into income from OCI:

	Quarter ended
	3/19/11	3/20/10
Gains (losses) recognized into OCI, net of tax	$(6)	$12
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$(6)	$10

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Condensed Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the quarters ended March 19, 2011 and March 20, 2010.

Additionally, we had a net deferred loss of $13 million, net of tax, as of March 19, 2011 within Accumulated OCI due to treasury locks and forward starting interest rate swaps that were cash settled in prior years, as well as outstanding foreign currency forward contracts.  The majority of this loss arose from the 2007 settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being recognized in interest expense through 2037 consistent with interest payments made on the related Senior Unsecured Notes.  In the quarters ended March 19, 2011 and March 20, 2010, an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At March 19, 2011, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 12 - Fair Value Disclosures

The following table presents the fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the quarter ended March 19, 2011.

	Fair Value
	Level	3/19/11	12/25/10
Foreign Currency Forwards, net	2	$(6)	$4
Interest Rate Swaps, net	2	38	41
Other Investments	1	15	14
Total		$47	$59

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.  The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities where employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities and their fair value is determined based on the closing market prices of the respective mutual funds as of March 19, 2011 and December 25, 2010.

In the quarter ended March 19, 2011 we recorded a $66 million impairment charge in Closure and impairment (income) expense to write down the trademarks and franchise contract rights of A&W and LJS as a result of our decision, during the quarter, to sell those brands.  The asset groups comprising these brands were deemed impaired on a held for use basis and the fair value measurements used in our impairment evaluations included an estimate of the sales prices we anticipate receiving from the sale of the brands.

During the quarter ended March 20, 2010 we recorded $77 million of impairment charges in Refranchising (gain) loss related to writing down the assets of restaurants or restaurant groups consisting of approximately 650 restaurants, offered for refranchising, and deemed to be impaired on a held for use basis.  The fair value measurements used in our impairment evaluation were based on estimates of the sales prices we anticipated receiving from a franchisee for the restaurant or restaurant groups.

At March 19, 2011 the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.6 billion, compared to their carrying value of $3.3 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Note 13 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2026.  As of March 19, 2011, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $500 million.  The present value of these potential payments discounted at our pre-tax cost of debt at March 19, 2011 was approximately $450 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at March 19, 2011 was not material.

Franchise Loan Pool Guarantees

We have agreed to provide financial support, if required, to an entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs.  As part of this agreement, we have provided a partial guarantee of approximately $15 million and two letters of credit totaling approximately $23 million in support of the franchisee loan program at March 19, 2011.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were $68 million with an additional $32 million available for lending at March 19, 2011.

In addition to the guarantee described above, YUM has provided guarantees of $25 million on behalf of franchisees for several financing programs related to specific initiatives, the most significant of which was the purchase of ovens by KFC franchisees for the launch of Kentucky Grilled Chicken.  The total nominal loans outstanding under these financing programs were approximately $29 million at March 19, 2011.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ coverage including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, “property and casualty losses”).  To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to self-insure the risks of loss up to defined maximum per occurrence retentions on a line by line basis or to combine certain lines of coverage into one loss pool with a single self-insured aggregate retention.  The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence or aggregate retention.  The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.  As of March 19, 2011 and December 25, 2010, we had liabilities recorded for self-insured property and casualty losses of $149 million and $150 million, respectively.

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

On January 20, 2006, the district court denied LJS’s motion to vacate the Class Determination Award and the United States Court of Appeals for the Fourth Circuit affirmed the district court’s decision on January 28, 2008.  A petition for a writ of certiorari filed in the United States Supreme Court seeking a review of the Fourth Circuit’s decision was denied on October 7, 2008.  The parties participated in mediation on April 24, 2008, on February 28, 2009, and again on November 18, 2009 without reaching resolution.  An arbitration hearing on liability with respect to the alleged restitution policy and practice for the period beginning in late 1998 through early 2002 concluded in June, 2010.  On October 11, 2010, the arbitrator issued a partial interim award for the first phase of the three-phase arbitration finding that, for the period from late 1998 to early 2002, LJS had a policy and practice of making impermissible deductions from the salaries of its RGMs and ARGMs.  Phase two of the arbitration has been scheduled for early October, 2011.  Phase three, which would address damages, has not been scheduled.

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

Based on plaintiffs’ revised class definition in their class certification motion, Taco Bell removed the case to federal court in San Diego on August 29, 2008.  On March 17, 2009, the court granted plaintiffs’ motion to remand.  On January 29, 2010, the court granted the plaintiffs’ class certification motion with respect to the unpaid overtime claims of RGMs and Market Training Managers but denied class certification on the meal period claims.  The parties participated in mediation on May 26, 2010 without reaching resolution.  The court has ruled that this case will be tried to the bench rather than a jury. That trial is scheduled to begin on February 6, 2012.

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

On April 11, 2008, Lisa Hardiman filed a Private Attorneys General Act (“PAGA”) complaint in the Superior Court of the State of California, County of Fresno against Taco Bell Corp., the Company and other related entities.  This lawsuit, styled Lisa Hardiman vs. Taco Bell Corp., et al., was filed on behalf of Hardiman individually and all other aggrieved employees pursuant to PAGA.  The complaint seeks penalties for alleged violations of California’s Labor Code.  On June 25, 2008, Hardiman filed an amended complaint adding class action allegations on behalf of hourly employees in California very similar to the Medlock case, including allegations of unpaid overtime, missed meal and rest periods, improper wage statements, non-payment of wages upon termination, unreimbursed business expenses and unfair or unlawful business practices in violation of California Business & Professions Code §17200. On July 25, 2008, the case was removed to Federal Court in the Eastern District of California.

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

On November 5, 2008, a putative class action lawsuit against Taco Bell Corp. and the Company styled Loraine Naranjo vs. Taco Bell Corp., et al., was filed in Orange County Superior Court.  The case was filed on behalf of Naranjo and purportedly all other California employees and alleges failure to pay overtime, failure to reimburse for business related expenses, improper wage statements, failure to pay accrued vacation wages, failure to pay minimum wage and unfair business practices. The case was removed to District Court and subsequently transferred to the Eastern District of California. The Company filed a motion to dismiss on December 15, 2008, which was denied on January 20, 2009.

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

On December 1, 2010, a putative class action styled Teresa Nave v. Taco Bell Corp. and Taco Bell of America, Inc. was filed in the United States District Court for the Eastern District of California, Fresno division.  The plaintiff seeks to represent a California state-wide class of hourly employees who allegedly were not timely paid all earned vacation at the end of their employment and were denied required rest breaks.  Plaintiff additionally seeks statutory “waiting time” penalties and alleges violations of California’s Unfair Business Practices Act (B&P Code §17200 et. seq.).  On December 9, 2010, the plaintiff filed a First Amended Complaint adding three individuals as named plaintiffs.

On May 19, 2009 the court granted Taco Bell’s motion to consolidate the Medlock, Hardiman, Leyva and Naranjo matters, and the consolidated case is styled In Re Taco Bell Wage and Hour Actions.  On July 22, 2009, Taco Bell filed a motion to dismiss, stay or consolidate the Widjaja case with the In Re Taco Bell Wage and Hour Actions, and Taco Bell’s motion to consolidate was granted on October 19, 2009.  On December 16, 2010, the court ordered the Nave matter consolidated with In Re Taco Bell Wage and Hour Actions.

The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint on June 29, 2009, and on March 30, 2010 the court approved the parties’ stipulation to dismiss the Company from the action.  The parties participated in mediation on August 5, 2010 without reaching resolution.  Plaintiffs filed their motion for class certification on December 30, 2010, and the hearing on plaintiffs’ class certification motion has been scheduled for June 6, 2011.  Plaintiffs have filed a motion to amend their class action complaint and to include an additional named plaintiff.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On September 28, 2009, a putative class action styled Marisela Rosales v. Taco Bell Corp. was filed in Orange County Superior Court.  The plaintiff, a former Taco Bell crew member, alleges that Taco Bell failed to timely pay her final wages upon termination, and seeks restitution and late payment penalties on behalf of herself and similarly situated employees.  This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above.  Taco Bell removed the case to federal court on November 5, 2009, and subsequently filed a motion to dismiss, stay or transfer the case to the same district court as the In Re Taco Bell Wage and Hour Actions case.  The parties stipulated to remand of the case to Orange County Superior Court on March 18, 2010.  The state court granted Taco Bell’s motion to stay the Rosales case on May 28, 2010, but required Taco Bell to give notice to Rosales’ counsel of the In Re Taco Bell Wage and Hour Actions mediation. The matter remains stayed.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On October 2, 2009, a putative class action, styled Domonique Hines v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.  Plaintiff is a former non-managerial KFC restaurant employee.  KFC filed an answer on October 28, 2009, in which it denied plaintiff’s claims and allegations.  KFC removed the action to the United States District Court for the Southern District of California on October 29, 2009.  Plaintiff filed a motion for class certification on May 20, 2010 and KFC filed a brief in opposition.  On October 22, 2010, the District Court granted Plaintiff’s motion to certify a class on the meal and rest break claims, but denied the motion to certify a class regarding alleged off-the-clock work.  On November 1, 2010, KFC filed a motion requesting a stay of the case pending a decision from the California Supreme Court regarding the applicable standard for employer provision of meal and rest breaks.  Plaintiff filed an opposition to that motion on November 19, 2010.  On January 14, 2011, the District Court granted KFC’s motion and stayed the entire action pending a decision from the California Supreme Court.  No trial date has been set.

KFC denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On August 18, 2010, a putative class action, styled Lisa Harrison and Noe Rivera v. KFC USA, Inc., KFC U.S. Properties, Inc., and KFC Corporation, was filed in California state court on behalf of all former California hourly employees alleging various California Labor Code violations, including failure to pay all vacation pay, failure to reimburse business expenses (mileage and uniforms), and waiting time penalties, as well as a claim of unfair competition.  KFC removed the action to the United States District Court for the Northern District of California on October 4, 2010, and the case was transferred to the Central District of California on October 27, 2010.  On December 14, 2010, the court granted KFC’s motion to dismiss Plaintiffs’ third cause of action (Plaintiffs’ claim for reimbursement of expenses).  Plaintiffs filed a First Amended Complaint on December 28, 2010.  The First Amended Complaint contained the same causes of action as the initial complaint, along with a request for penalties pursuant to the California Private Attorneys General Act.  In response to KFC’s stated intention to file a motion to dismiss the First Amended Complaint, Plaintiffs filed a Second Amended Complaint on February 20, 2011.  No trial date has been set.

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

On July 9, 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the United States District Court for the District of Colorado.  The complaint alleges that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the Fair Labor Standards Act (FLSA) and Colorado state law.  On January 4, 2010, plaintiffs filed a motion for conditional certification of a nationwide class of current and former Pizza Hut, Inc. delivery drivers.  However, on March 11, 2010, the court granted Pizza Hut’s pending motion to dismiss for failure to state a claim, with leave to amend.  On March 31, 2010, plaintiffs filed an amended complaint, which dropped the uniform claims but, in addition to the federal FLSA claims, asserts state-law class action claims under the laws of 16 different states.  Pizza Hut filed a motion to dismiss the amended complaint, and plaintiffs sought leave to amend their complaint a second time.  On August 9, 2010, the court granted plaintiffs’ motion to amend.  Pizza Hut has filed another motion to dismiss the Second Amended Complaint.  The court has yet to rule on Pizza Hut’s motion.

Pizza Hut denies liability and intends to vigorously defend against all claims in this lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of these cases cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.

On August 6, 2010, a putative class action styled Jacquelyn Whittington v. Yum Brands, Inc., Taco Bell of America, Inc. and Taco Bell Corp. was filed in the United States District Court for the District of Colorado.  The plaintiff seeks to represent a nationwide class, with the exception of California, of salaried assistant managers who were allegedly misclassified and did not receive compensation for all hours worked and did not receive overtime pay after 40 hours in a week.  The plaintiff also purports to represent a separate class of Colorado assistant managers under Colorado state law, which provides for daily overtime after 12 hours in a day.  The Company has been dismissed from the case without prejudice.  Taco Bell filed its answer on September 20, 2010, and the parties commenced class discovery, which is currently on-going.  Taco Bell has moved to compel arbitration of certain employees in the Colorado class.

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

Note 14 – Subsequent Events

Repayment of Senior Unsecured Notes

On April 15, 2011, we repaid $650 million of Senior Unsecured Notes upon their maturity with existing cash on hand.

Proposal to Acquire Majority Interest in Little Sheep

We currently own 27% of the outstanding shares of Little Sheep Group Limited (“Little Sheep”), a Hot Pot concept headquartered in Baotou, Inner Mongolia, China.  On April 26, 2011, we announced that we have submitted a preliminary proposal to Little Sheep under which we would offer to acquire all outstanding shares of Little Sheep, other than a minority interest to be held by the chairman and other founding shareholders of Little Sheep.  No formal offer has been made at this stage and any such offer, should one be made, would be made only after we have obtained all necessary regulatory approvals for the transaction.  There can be no assurance that the current discussions between YUM and Little Sheep regarding the proposal will ultimately lead to an offer being made or, if an offer is made, that it will result in a completed transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Note Regarding Forward-Looking Statements and our annual report on Form 10-K for the fiscal year ended December 25, 2010 (“2010 Form 10-K”).  Throughout the MD&A, YUM! Brands, Inc. (“YUM” or the “Company”) makes reference to certain performance measures as described below.

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

Description of Business

YUM is the world’s largest restaurant company based on number of system units, with over 37,000 units in more than 110 countries and territories operating under the KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) brands.  Four of the Company’s restaurant brands – KFC, Pizza Hut, Taco Bell and LJS – are the global leaders in the quick-service chicken, pizza, Mexican-style food and seafood categories, respectively.  Of the over 37,000 restaurants, 19% are operated by the Company, 75% are operated by franchisees and unconsolidated affiliates and 6% are operated by licensees.

YUM’s business consists of three reporting segments:  YUM Restaurants China (“China” or “China Division”), YUM Restaurants International (“YRI” or “International Division”) and United States (“U.S.”).  The China Division includes mainland China and YRI includes the remainder of our international operations.  The China Division, YRI and Taco Bell-U.S. now represent over 85% of the Company’s operating profits.  Our KFC-U.S. and Pizza Hut-U.S. businesses operate in a highly competitive marketplace resulting in slower profit growth, but continue to produce strong cash flows.

Strategies

The Company continues to focus on four key strategies:

Build Leading Brands in China in Every Significant Category – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurants, respectively, in mainland China.  The Company and its franchisees opened over 500 new restaurants in 2010 in the China Division.  Additionally, the Company owns and operates the distribution system for its restaurants in mainland China which we believe provides a significant competitive advantage.  Given this strong competitive position, a growing economy and a population of 1.3 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and testing the additional restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food).  Our ongoing earnings growth model in China includes double digit unit growth, same store sales growth of at least 4% and leverage of our General and Administrative (“G&A”) infrastructure, which we expect to drive Operating Profit growth of 15%.

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

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders via dividends and share repurchases.  The Company has one of the highest returns on invested capital in the Quick Service Restaurants (“QSR”) industry.  The Company’s dividend and share repurchase programs have returned over $1.8 billion and $6 billion to shareholders, respectively, since 2004.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income and has increased the quarterly dividend each year since inception in 2004.  Shares are repurchased opportunistically as part of our regular capital structure decisions.

The ongoing earnings growth rates referenced above represent our average annual expectations for the foreseeable future.  Details of our 2011 Guidance by division as presented on December 8, 2010 can be found online at http://www.yum.com.

Quarter Ended March 19, 2011 Highlights

•	Worldwide operating profit grew 5%, prior to foreign currency translation, including 18% in China and 8% in YRI, partially offset by a 13% decline in the U.S.

•	Worldwide system sales grew 5%, prior to foreign currency translation, including 24% in China and 6% in YRI. System sales in the U.S. were flat.

•	International development continued at a strong pace with 223 new restaurants, including 92 new units in China.

•	System same store sales grew 13% in China and 2% in YRI, with a 1% decline in the U.S.

•	Worldwide restaurant margin improved 0.6 percentage points to 17.6%.

•	Repurchased 2.9 million shares totaling $142 million at an average price of $49.41 per share.

•	The tax rate increased to 27.1% in 2011 from 25.7% in 2010.

All preceding comparisons are versus the same period a year ago and exclude the impact of Special Items.  See the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for a description of Special Items.

Results of Operations

	Quarter ended
	3/19/11	3/20/10	% B/(W)
Company sales	$2,051	$1,996	3
Franchise and license fees and income	374	349	7
Total revenues	$2,425	$2,345	3
Company restaurant profit	$360	$340	6

% of Company sales	17.6%	17.0%	0.6	ppts

Operating Profit	$401	$364	10
Interest expense, net	43	41	(2)
Income tax provision	91	78	(16)
Net Income – including noncontrolling interest	267	245	10
Net Income – noncontrolling interest	3	4	7
Net Income – YUM! Brands, Inc.	$264	$241	10

Diluted earnings per share (a)	$0.54	$0.50	10

(a)	See Note 2 for the number of shares used in this calculation.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters ended March 19, 2011 and March 20, 2010 and/or could impact comparability with the remainder of our results in 2011 or beyond.  Certain of these factors were previously discussed in our 2010 Form 10-K.

Special Items

In addition to the results provided in accordance with Generally Accepted Accounting Principles (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results for the quarters ended March 19, 2011 and March 20, 2010 on a basis before Special Items.  Included in Special Items are the impact of measures we took to transform our U.S. business (“the U.S. business transformation measures”) including the U.S. refranchising gain (loss), the depreciation reduction arising from the impairment of KFC restaurants we offered to sell in 2010 that remained Company restaurants for some or all of the quarter ended March 19, 2011 and charges relating to U.S. G&A productivity initiatives and realignment of resources, as well as the losses recognized upon refranchising of our equity market in Taiwan and the impairment of intangibles and other costs relating to our planned sale of LJS and A&W.  These amounts are further described below.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in our China Division, YRI or U.S. segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in the quarters ended March 19, 2011 and March 20, 2010 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Quarter ended
	3/19/11	3/20/10
Detail of Special Items
Loss upon refranchising of an equity market outside the U.S.	$—	$(7)
U.S. Refranchising gain (loss)	1	(56)
Depreciation reduction from KFC restaurants impaired upon offer to sell	3	—
Charges relating to U.S. G&A productivity initiatives and realignment of resources	(1)	(3)
Impairment of intangibles and other costs relating to the planned sale of LJS and A&W	(68)	—
Total Special Items Income (Expense)	(65)	(66)
Tax Benefit (Expense) on Special Items(a)	24	22
Special Items Income (Expense), net of tax	$(41)	$(44)
Average diluted shares outstanding	486	485
Special Items diluted EPS	$(0.09)	$(0.09)

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$466	$430
Special Items Income (Expense)	(65)	(66)
Reported Operating Profit	$401	$364

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.63	$0.59
Special Items EPS	(0.09)	(0.09)
Reported EPS	$0.54	$0.50

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	27.1%	25.7%
Impact on Tax Rate as a result of Special Items(a)	(1.9)%	(1.6)%
Reported Effective Tax Rate	25.2%	24.1%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

U.S. Business Transformation Measures

The U.S. business transformation measures in 2011 and 2010 included: continuation of our U.S. refranchising and G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs).  We do not believe these measures are indicative of our ongoing operations and are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes.

In the quarters ended March 19, 2011 and March 20, 2010, we recorded a pre-tax gain of $1 million and a pre-tax loss of $56 million, respectively, from refranchising in the U.S.  The loss recorded in the quarter ended March 20, 2010 was the net result of gains from 46 restaurants sold and non-cash impairment charges related to our offers to refranchise restaurants in the U.S., principally a substantial portion of our Company operated KFC restaurants.  The non-cash impairment charges related to our offers to refranchise a substantial portion of our Company operated KFC restaurants in the U.S. decreased depreciation expense versus what would have otherwise been recorded by $3 million in the quarter ended March 19, 2011 for those restaurants that remained company stores for some or all of the quarter ended March 19, 2011.  This depreciation reduction was recorded as a Special Item, resulting in depreciation expense in the U.S. segment results continuing to be recorded at the rate at which it was prior to the impairment charge being recorded for these restaurants.  The refranchising gains and losses are more fully discussed in Note 4 and the Store Portfolio Strategy Section of the MD&A.

In connection with our G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs) we recorded pre-tax charges of $1 million and $3 million in the quarters ended March 19, 2011 and March 20, 2010, respectively.

Planned Sale of LJS and A&W

During the quarter ended March 19, 2011 we decided to sell our LJS and A&W brands.  While the LJS and A&W asset groups comprising these brands did not meet the criteria for held for sale classification as of March 19, 2011, our decision to sell was considered an impairment indicator.  As such, we reviewed the LJS and A&W asset groups for potential impairment and determined that their carrying values were not recoverable based on our estimates of holding period cash flows while we continue to own the brands and expected proceeds upon sale.  Accordingly, we wrote the carrying values of the LJS and A&W asset groups down to our estimate of their fair values, which reflected the sales prices we would expect to receive from potential buyers.  These fair value determinations considered current market conditions, trends in the businesses and prices for similar transactions in the restaurant industry, and resulted in a non-cash write down of the LJS and A&W asset groups’ carrying values totaling $66 million.  The write down was allocated to definite-lived trademarks and franchise contract rights which we will continue to amortize until the LJS and A&W asset groups are considered held for sale.  Additionally, we will continue to review the brands’ asset groups for any further necessary impairment through the date the brands are sold.  The goodwill that was included in the LJS and A&W reporting unit was written off in a previous year.

Refranchising of an Equity Market Outside the U.S.

During the quarter ended March 20, 2010 we refranchised all of our remaining company restaurants in Taiwan, which consisted of 124 KFCs.  We included in our March 20, 2010 financial statements a non-cash write-off of $7 million of goodwill in determining the loss on refranchising of Taiwan.  This loss did not result in a related income tax benefit, and was not allocated to any segment for performance reporting purposes. The amount of goodwill write-off was based on the relative fair values of the Taiwan business disposed of and the portion of the business that was retained.  The fair value of the business disposed of was determined by reference to the discounted value of the future cash flows expected to be generated by the restaurants and retained by the franchisee, which included a deduction for the anticipated royalties the franchisee will pay the Company associated with the franchise agreement entered into in connection with this refranchising transaction. The fair value of the Taiwan business retained consisted of expected net cash flows to be derived from royalties from franchisees, including the royalties associated with the franchise agreement entered into in connection with this refranchising transaction.  We believed the terms of the franchise agreement entered into in connection with the Taiwan refranchising were substantially consistent with market.  The remaining carrying value of goodwill related to our Taiwan business of $30 million, after the aforementioned write-off, was determined not to be impaired subsequent to the refranchising as the fair value of the Taiwan reporting unit exceeded its carrying amount.

U.S. Operating Profit

Operating Profit in the U.S. declined 13% in the quarter ended March 19, 2011 primarily due to a decline in restaurant margins of 1.6 percentage points.  Restaurant margins decreased due to the impact of higher restaurant operating costs, including commodity inflation of $8 million, accompanied by a same store sales decline of 1%.  Taco Bell’s operating profits were significantly impacted in the quarter by the publicity associated with a lawsuit filed in late January 2011 alleging a violation of consumer protection statutes and deceptive business practices by Taco Bell through its advertising that the beef served in its products is “seasoned beef”.  Such claims were false and the lawsuit was voluntarily withdrawn on April 18, 2011.  Nonetheless, Taco Bell experienced a significant reversal in sales trends immediately following the filing of the lawsuit.  These negative sales trends have continued into the second quarter through the date of this filing and we do not know when they will reverse.  We expect that the weak sales trends at Taco Bell and continued food inflation will have a significant negative impact on U.S. Operating Profit in our second quarter ending June 11, 2011.

Japan Earthquake and Tsunami Impact

Early in the YRI Division’s second quarter, a massive earthquake and tsunami impacted Japan.  Our restaurants in Japan are 100% franchise-owned.  Thus, while there have been some franchise store closures in the directly affected area and widespread interruptions to operations across the country, we do not expect that our results of operations will be materially impacted.  We currently estimate the impact to Operating Profit to be $3 million in YRI’s second quarter up to a maximum of $6 million for the full year.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates positively impacted the translation of our foreign currency denominated Operating Profit in our YRI Division and our China Division by $5 million and $7 million, respectively, for the quarter ended March 19, 2011.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets in which we choose to continue investing capital.  In the U.S., we are targeting Company ownership of KFC, Pizza Hut and Taco Bell restaurants of about 12%, down from its current level of 15%.  These U.S. ownership percentages no longer consider the impact of LJS and A&W restaurants, both of which are completely franchise operated, as we are pursuing a sale of these brands.  Consistent with this strategy, 15 Company restaurants in the U.S. were sold to franchisees in the quarter ended March 19, 2011.

Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.  Additionally, G&A expenses will decline over time as a result of these refranchising activities.  The timing of G&A declines will vary and often lag the actual refranchising activities as the synergies are typically dependent upon the size and geography of the respective deals.  G&A expenses included in the tables below reflect only direct G&A that we no longer incurred as a result of stores that were operated by us for all or some portion of the first quarter in 2010 and were no longer operated by us as of the last day of the current first quarter.

The following table summarizes our refranchising activities:
	Quarter ended
	3/19/11	3/20/10
Number of units refranchised	21	175
Refranchising proceeds, pre-tax	$14	$42
Refranchising (gain) loss, pre-tax(a)	$(2)	$63

(a)
The quarter ended March 20, 2010 includes a non-cash impairment charge of $73 million related to our offer to refranchise a substantial portion of our Company operated KFC restaurants in the U.S.  See Note 4 for further discussion.

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

The following table summarizes the impact of refranchising on Total revenues as described above:

	Quarter ended 3/19/11
	China Division	YRI	U.S.	Worldwide
Decreased Company sales	$(6)	$(97)	$(92)	$(195)
Increased Franchise and license fees and income	1	6	6	13
Decrease in Total revenues	$(5)	$(91)	$(86)	$(182)

The following table summarizes the impact on Operating Profit as described above:

	Quarter ended 3/19/11
	China Division	YRI	U.S.	Worldwide
Decreased Restaurant profit	$(1)	$(11)	$(10)	$(22)
Increased Franchise and license fees and income	1	6	6	13
Decreased G&A	—	7	1	8
Increase (decrease) in Operating Profit	$—	$2	$(3)	$(1)

Internal Revenue Service Proposed Adjustment

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $155 million.  Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006.  The potential additional taxes for these later years, through 2010, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $320 million plus net interest of approximately $20 million.

We believe that the Company has properly reported taxable income and paid taxes in accordance with applicable laws and that the proposed adjustment is inconsistent with applicable income tax laws, Treasury Regulations and relevant case law.  We intend to defend our position vigorously and have filed a protest with the IRS.  As the final resolution of the proposed adjustment remains uncertain, the Company will continue to provide for its position in accordance with GAAP.  There can be no assurance that payments due upon final resolution of this issue will not exceed our currently recorded reserve and such payments could have a material adverse effect on our financial position.   Additionally, if increases to our reserves are deemed necessary due to future developments related to this issue, such increases could have a material, adverse effect on our results of operations as they are recorded.  The Company does not expect resolution of this matter within twelve months and cannot predict with certainty the timing of such resolution.

Restaurant Unit Activity

				Total
		Unconsolidated		Excluding
Worldwide	Company	Affiliates	Franchisees	Licensees (a)
Beginning of year	7,271	525	27,852	35,648
New Builds	90	15	163	268
Acquisitions	6	—	(6)	—
Refranchising	(21)	—	21	—
Closures	(15)	(3)	(193)	(211)
Other	—	—	(4)	(4)
End of quarter	7,331	537	27,833	35,701
% of Total	21%	1%	78%	100%

				Total
		Unconsolidated		Excluding
China Division	Company	Affiliates	Franchisees	Licensees(a)
Beginning of year	3,228	525	153	3,906
New Builds	76	15	1	92
Acquisitions	—	—	—	—
Refranchising	(6)	—	6	—
Closures	(9)	(3)	—	(12)
Other	—	—	—	—
End of quarter	3,289	537	160	3,986
% of Total	83%	13%	4%	100%

				Total
		Unconsolidated		Excluding
YRI	Company	Affiliates	Franchisees	Licensees(a)
Beginning of year	1,559	—	12,722	14,281
New Builds	10	—	121	131
Acquisitions	1	—	(1)	—
Refranchising	—	—	—	—
Closures	(4)	—	(66)	(70)
Other	—	—	(4)	(4)
End of quarter	1,566	—	12,772	14,338
% of Total	11%	—	89%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	2,484	—	14,977	17,461
New Builds	4	—	41	45
Acquisitions	5	—	(5)	—
Refranchising	(15)	—	15	—
Closures	(2)	—	(127)	(129)
Other	—	—	—	—
End of quarter	2,476	—	14,901	17,377
% of Total	14%	—	86%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,171, 134 and 2,037 licensed units, respectively, at March 19, 2011.  There are no licensed units in the China Division.  Licensed units are generally units that offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

System Sales Growth

The following table details the key drivers of system sales growth for each reportable segment for the quarter.  Net unit growth and other represents the net impact of actual system sales growth due to new unit openings and historical system sales lost due to closures as well as any necessary rounding.

	Quarter ended 3/19/11 vs. Quarter ended 3/20/10
	China Division	YRI	U.S.	Worldwide
Same store sales growth (decline)	13%	2%	(1)%	2%
Net unit growth and other	11	4	1	3
Foreign currency translation	5	3	—	2
% Change	29%	9%	—%	7%
% Change, excluding forex	24%	6%	N/A	5%

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

The dollar changes in Company sales and Restaurant profit were as follows:

China Division
	Quarter ended
Income / (Expense)	3/20/10	Store Portfolio Actions	Other	FX	3/19/11
Company sales	$698	$74	$90	$31	$893
Cost of sales	(229)	(25)	(44)	(11)	(309)
Cost of labor	(90)	(12)	(17)	(4)	(123)
Occupancy and other	(193)	(24)	(12)	(8)	(237)
Restaurant profit	$186	$13	$17	$8	$224

Restaurant Margin	26.6%				25.1%

In the quarter to date ended March 19, 2011, the increase in China Division Company sales and Restaurant profit associated with store portfolio actions was primarily driven by the development of new units.  Significant other factors impacting Company sales and/or Restaurant profit for the quarter to date ended March 19, 2011, were Company same store sales growth of 13%, which was driven by transaction growth partially offset by a new business tax that took effect in December 2010, commodity inflation of $9 million and higher labor costs.

YRI
	Quarter ended
Income / (Expense)	3/20/10	Store Portfolio Actions	Other	FX	3/19/11
Company sales	$535	$(64)	$2	$4	$477
Cost of sales	(174)	28	—	(2)	(148)
Cost of labor	(134)	12	—	—	(122)
Occupancy and other	(166)	19	2	(1)	(146)
Restaurant profit	$61	$(5)	$4	$1	$61

Restaurant Margin	11.3%				12.7%

In the quarter to date ended March 19, 2011, the decrease in YRI Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, primarily Mexico and KFC Taiwan, partially offset by new unit development.  Company same store sales were flat in the quarter to date ended March 19, 2011, but strong performance in Thailand, France and KFC UK served to drive improvement in overall Restaurant margin.

U.S.
	Quarter ended
Income / (Expense)	3/20/10	Store Portfolio Actions	Other	FX		3/19/11
Company sales	$763	$(73)	$(9)	$	N/A	$681
Cost of sales	(222)	21	(4)		N/A	(205)
Cost of labor	(237)	23	(2)		N/A	(216)
Occupancy and other	(211)	21	2		N/A	(188)
Restaurant profit	$93	$(8)	$(13)	$	N/A	$72

Restaurant Margin	12.3%					10.7%

In the quarter to date ended March 19, 2011, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising.  Significant other factors impacting Company sales and/or Restaurant profit were commodity inflation of $8 million, Company same store sales decline of 1%, including a negative impact from sales mix shift, and higher labor costs.

Franchise and License Fees and Income

				% Increase
			% Increase	(Decrease)
	Quarter ended		(Decrease)	Excluding forex
	3/19/11	3/20/10
China Division	$13	$10	30	25
YRI	189	169	12	9
U.S.	172	170	1	N/A
Worldwide	$374	$349	7	6

U.S. Franchise and license fees and income for the quarter ended March 19, 2011 was positively impacted by 4% due to the impact of refranchising.

YRI Franchise and license fees and income for the quarter ended March 19, 2011 was positively impacted by 3% due to the impact of refranchising.

General and Administrative Expenses

				% Increase
			% Increase	(Decrease)
	Quarter ended		(Decrease)	Excluding forex
	3/19/11	3/20/10
China Division	$37	$30	23	20
YRI	79	78	2	1
U.S.	101	104	(3)	N/A
Unallocated	38	33	15	N/A
Worldwide	$255	$245	4	3

The increase in China Division G&A expenses for the quarter to date ended March 19, 2011, excluding the impact of foreign currency translation, was driven by increased compensation costs resulting from higher headcount.

The increase in YRI G&A expenses for the quarter to date ended March 19, 2011, excluding the impact of foreign currency translation, was driven by the acquisition of our Russia business in 2010 and increased compensation costs, partially offset by G&A savings from refranchising all of our remaining company restaurants in Mexico and Taiwan.

The decrease in U.S. G&A expenses for the quarter to date ended March 19, 2011, was driven by lapping of higher litigation costs in the prior year.

The increase in Unallocated G&A expenses in the quarter to date ended March 19, 2011 was driven by the lapping of adjustments to share based compensation expense estimates in the quarter ended March 20, 2010 as well as meeting and convention costs in the current year.

Worldwide Other (Income) Expense

	Quarter ended
	3/19/11	3/20/10
Equity income from investments in unconsolidated affiliates	$(16)	$(12)
Foreign exchange net (gain) loss and other	(3)	2
Other (income) expense	$(19)	$(10)

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter ended
	3/19/11	3/20/10	% B/(W)
China Division	$215	$176	22
YRI	158	141	12
U.S.	123	143	(13)
Unallocated and corporate expenses	(38)	(33)	(14)
Unallocated Occupancy and other	3	—	NM
Unallocated Closure and impairment expenses	(66)	—	NM
Unallocated Other income (expense)	4	—	NM
Unallocated Refranchising gain (loss)	2	(63)	NM
Operating Profit	$401	$364	10

U.S. operating margin	14.5%	15.3%	(0.8)	ppts.
International Division operating margin	23.7%	20.0%	3.7	ppts.

China Division Operating Profit increased 22% in the quarter ended March 19, 2011 including a 4% favorable impact from foreign currency translation.  Excluding the favorable impact from foreign currency translation, China Division Operating Profit increased 18% in the quarter ended March 19, 2011.  The increase was driven by the impact of same store sales growth and new unit development, partially offset by higher restaurant operating costs.

YRI Division Operating Profit increased 12% in the quarter ended March 19, 2011 including a 4% favorable impact from foreign currency translation.  Excluding the favorable impact from foreign currency translation, International Division Operating Profit increased 8% in the quarter ended March 19, 2011.  The increase was driven by the impact of new unit development and same store sales growth.

U.S. Operating Profit decreased 13% in the quarter ended March 19, 2011.  The decrease was primarily driven by higher restaurant operating costs accompanied by a same store sales decline of 1%.

Unallocated Closure and impairment expenses for the quarter ended March 19, 2011 includes a non-cash impairment charge of $66 million related to the planned sale of our LJS and A&W businesses.

Unallocated Refranchising gain (loss) for the quarter ended March 20, 2010 includes a non-cash impairment charge of $73 million related to our offer to refranchise a substantial portion of our Company operated KFC restaurants in the U.S.  See Note 4 for further discussion.

Interest Expense, Net

	Quarter ended
	3/19/11	3/20/10	% B/(W)
Interest expense	$48	$44	(6)
Interest income	(5)	(3)	65
Interest expense, net	$43	$41	(2)

Interest expense, net increased $2 million or 2% for the quarter ended March 19, 2011.  This increase was primarily driven by an increase in average net borrowings.

Income Taxes

	Quarter ended
	3/19/11	3/20/10
Income taxes	$91	$78
Effective tax rate	25.2%	24.1%

Our effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our first quarter 2011 rate was higher than the prior year primarily due to lapping more favorable foreign and U.S. tax effects in 2010 attributable to foreign operations, including a foreign law change.  This was partially offset by lapping 2010 unfavorable prior year adjustments.

Consolidated Cash Flows

Net cash provided by operating activities was $508 million compared to $392 million in 2010.  The increase was primarily driven by the timing of income tax payments and higher operating profit before special items.

Net cash used in investing activities was $156 million versus $116 million in 2010.  The increase was driven by lapping higher U.S. refranchising proceeds in 2010.

Net cash used in financing activities was $261 million versus $190 million in 2010.  The increase was driven by lower net borrowings and higher share repurchases and dividends.

Consolidated Financial Condition

Our Common Stock balance was zero at March 19, 2011 due to share repurchases.  Consistent with our historical practice, share repurchases in excess of the balance in the Common Stock account are recorded as a reduction to Retained earnings.

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

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  As of March 19, 2011 we also had approximately $1.4 billion in unused capacity under revolving credit facilities that expire in 2012, primarily related to a domestic facility.

During the year ended December 25, 2010, we issued $350 million aggregate principal amount of 3.88% 10 year Senior Unsecured Notes due to the favorable credit markets.  As a result of issuing the Senior Unsecured Notes as well as our continued strong cash flows from operating activities, we have cash and cash equivalents at March 19, 2011 that are higher than our historical levels.  On April 15, 2011 we repaid $650 million of Senior Unsecured Notes upon their maturity with existing cash on hand.

Our China Division and YRI represented more than 65% of the Company’s operating profit in 2010 and both generate a significant amount of positive cash flows that we have historically used to fund our international development.  To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including share repurchases, dividends and debt repayments, we have historically been able to do so in a tax efficient manner.  As a result of our substantial international development a significant amount of historical investments in foreign subsidiaries are essentially permanent in duration as of March 19, 2011.  If we experience an unforeseen decrease in our cash flows from our U.S. business or are unable to refinance future U.S. debt maturities we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

We currently have investment grade ratings from Standard & Poor’s Rating Services (BBB-) and Moody’s Investors Service (Baa3).  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets if necessary.  Based on the amount and composition of our debt at March 19, 2011, which included no borrowings outstanding under our credit facilities, our interest expense would not materially increase on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

In the quarter ended March 19, 2011, we invested $173 million in capital spending, including approximately $63 million in the China Division, $44 million in the International Division and $66 million in the U.S.

In the quarter ended March 19, 2011, we repurchased shares for $142 million.  At March 19, 2011, we had remaining capacity to repurchase up to approximately $51 million of outstanding Common Stock (excluding applicable transaction fees) through March 31, 2011 under a March 2010 authorization.  In January 2011, our Board of Directors authorized additional share repurchases through June 2012 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock.  No shares have been repurchased under the January 2011 authorization as of March 19, 2011.

During the quarter ended March 19, 2011, we paid cash dividends of $118 million.  Subsequent to our quarter end, on March 25, 2011 our Board of Directors approved a cash dividend of $0.25 per share of Common Stock, to be distributed on May 6, 2011 to shareholders of record at the close of business on April 15, 2011.  The Company is targeting an ongoing annual dividend payout ratio of 35% to 40% of net income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 24 participating banks with commitments ranging from $20 million to $93 million.  We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At March 19, 2011, our unused Credit Facility totaled $1.01 billion net of outstanding letters of credit of $137 million.  There were no borrowings outstanding under the Credit Facility at March 19, 2011.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving international credit facility (the “ICF”) which matures in November 2012 and includes 6 banks with commitments ranging from $35 million to $90 million.  We believe the syndication reduces our dependency on any one bank.  There was available credit of $350 million and no outstanding borrowings under the ICF at March 19, 2011. The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

The Credit Facility and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at March 19, 2011 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2011 through 2037 and interest rates ranging from 3.88% to 8.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $3.3 billion at March 19, 2011, including $650 million in Senior Unsecured Notes repaid on April 15, 2011.

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

New Accounting Pronouncements Not Yet Adopted

In April 2011, the FASB issued accounting guidance that clarifies which debt restructurings are considered troubled debt restructurings.  Debt, which includes receivables, restructured in a troubled debt restructuring is classified as impaired for calculation of the allowance for doubtful accounts and is subject to additional disclosures detailing the modifications of the debt.  We do not anticipate the adoption of this guidance to materially impact the Company.  The guidance is effective for interim or annual periods beginning on or after June 15, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 19, 2011 to the disclosures made in Item 7A of the Company’s 2010 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 19, 2011.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan” or other similar terminology.  These forward-looking statements are based on current expectations and assumptions and upon data available at the time of the statements and are neither predictions nor guarantees of future events or circumstances.  The forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially.  Important factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report, (ii) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 25, 2010 and (iii) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 25, 2010.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  In making these statements, we are not undertaking to address or update any risk factor set forth herein in future filings or communications regarding our business results.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of March 19, 2011 and the related condensed consolidated statements of income and cash flows for the twelve weeks ended March 19, 2011 and March 20, 2010. These condensed consolidated financial statements are the responsibility of YUM’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of YUM as of December 25, 2010, and the related consolidated statements of income, cash flows and shareholders’ equity (deficit) and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated February 14, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 25, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Louisville, Kentucky
April 26, 2011

PART II – Other Information and Signatures

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends.   There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 19, 2011 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 1
12/26/10 – 1/22/11	993,590	$48.87	993,590	$144,041,079

Period 2
1/23/11 – 2/21/11	958,145	$48.49	958,145	$847,581,080

Period 3
2/22/11 – 3/19/11	921,338	$50.94	921,338	$800,648,904

Total	2,873,073	$49.41	2,873,073	$800,648,904

In March 2010, our Board of Directors authorized additional share repurchases through March 31, 2011, of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended March 19, 2011, approximately 2.9 million share repurchases were made pursuant to this authorization.

In January 2011, our Board of Directors authorized share repurchases, through June 30, 2012, of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended March 19, 2011, no shares were repurchased under this authorization.

Item 6.	Exhibits

	(a)	Exhibit Index

EXHIBITS

		Exhibit 10.7	YUM! Brands Pension Equalization Plan, Plan Document for the Pre-409A Program, as effective January 1, 2005, and as Amended through December 31, 2010.

		Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm).

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

YUM! BRANDS, INC.
(Registrant)

Date:	April 26, 2011	/s/ David E. Russell
Vice President, Corporate Controller
(Principal Accounting Officer)