Form 10-Q
period 2011-06-11
YUM BRANDS INC
filed 2011-07-19
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 11, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [✓] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer:  [✓] Accelerated filer:  [  ] Non-accelerated filer:  [  ] Smaller reporting company:  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [✓]

 The number of shares outstanding of the Registrant’s Common Stock as of July 13, 2011 was 464,412,410 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to Date
Revenues	6/11/2011	6/12/2010	6/11/2011	6/12/2010
Company sales	$2,431	$2,220	4,482	$4,216
Franchise and license fees and income	385	354	759	703
Total revenues	2,816	2,574	5,241	4,919
Costs and Expenses, Net
Company restaurants
Food and paper	792	699	1,454	1,324
Payroll and employee benefits	548	503	1,009	964
Occupancy and other operating expenses	705	652	1,273	1,222
Company restaurant expenses	2,045	1,854	3,736	3,510
General and administrative expenses	308	283	563	528
Franchise and license expenses	33	24	63	47
Closures and impairment (income) expenses	19	12	88	16
Refranchising (gain) loss	5	(10)	3	53
Other (income) expense	(13)	(10)	(32)	(20)
Total costs and expenses, net	2,397	2,153	4,421	4,134
Operating Profit	419	421	820	785
Interest expense, net	35	42	78	83
Income Before Income Taxes	384	379	742	702
Income tax provision	62	90	153	168
Net Income – including noncontrolling interests	322	289	589	534
Net Income – noncontrolling interests	6	3	9	7
Net Income – YUM! Brands, Inc.	$316	$286	$580	$527

Basic Earnings Per Common Share	$0.67	$0.61	$1.23	$1.11

Diluted Earnings Per Common Share	$0.65	$0.59	$1.20	$1.09

Dividends Declared Per Common Share	$0.50	$0.21	$0.50	$0.42

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/11/2011	6/12/2010
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$589	$534
Depreciation and amortization	269	256
Closures and impairment (income) expenses	88	16
Refranchising (gain) loss	3	53
Contributions to defined benefit pension plans	(11)	(19)
Deferred income taxes	(48)	(78)
Equity income from investments in unconsolidated affiliates	(27)	(20)
Distributions of income received from unconsolidated affiliates	16	8
Excess tax benefits from share-based compensation	(22)	(23)
Share-based compensation expense	26	24
Changes in accounts and notes receivable	9	28
Changes in inventories	20	(19)
Changes in prepaid expenses and other current assets	(23)	2
Changes in accounts payable and other current liabilities	(71)	29
Changes in income taxes payable	72	54
Other, net	33	(12)
Net Cash Provided by Operating Activities	923	833

Cash Flows – Investing Activities
Capital spending	(330)	(327)
Proceeds from refranchising of restaurants	49	83
Acquisition of restaurants from franchisees	(1)	(2)
Sales of property, plant and equipment	9	13
Increase in restricted cash	(300)	—
Other, net	(6)	(6)
Net Cash Used in Investing Activities	(579)	(239)

Cash Flows – Financing Activities
Repayments of long-term debt	(658)	(8)
Revolving credit facilities, three months or less, net	350	(5)
Short-term borrowings by original maturity
More than three months - proceeds	—	—
More than three months - payments	—	—
Three months or less, net	—	(3)
Repurchase shares of Common Stock	(319)	(247)
Excess tax benefits from share-based compensation	22	23
Employee stock option proceeds	22	44
Dividends paid on Common Stock	(234)	(197)
Other, net	(23)	(19)
Net Cash Used in Financing Activities	(840)	(412)
Effect of Exchange Rates on Cash and Cash Equivalents	25	(5)
Net Increase (Decrease) in Cash and Cash Equivalents	(471)	177
Cash and Cash Equivalents - Beginning of Period	1,426	353
Cash and Cash Equivalents - End of Period	$955	$530

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	6/11/2011	12/25/2010
ASSETS
Current Assets
Cash and cash equivalents	$955	$1,426
Accounts and notes receivable, net	295	256
Inventories	173	189
Prepaid expenses and other current assets	232	269
Deferred income taxes	64	61
Advertising cooperative assets, restricted	122	112
Total Current Assets	1,841	2,313

Property, plant and equipment, net	3,907	3,830
Goodwill	672	659
Intangible assets, net	407	475
Investments in unconsolidated affiliates	143	154
Restricted cash	300	—
Other assets	516	519
Deferred income taxes	421	366
Total Assets	$8,207	$8,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,488	$1,602
Income taxes payable	82	61
Short-term borrowings	19	673
Advertising cooperative liabilities	122	112
Total Current Liabilities	1,711	2,448

Long-term debt	3,269	2,915
Other liabilities and deferred credits	1,339	1,284
Total Liabilities	6,319	6,647

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 465 shares and 469 shares issued in 2011 and 2010, respectively	—	86
Retained earnings	1,907	1,717
Accumulated other comprehensive income (loss)	(102)	(227)
Total Shareholders’ Equity – YUM! Brands, Inc.	1,805	1,576
Noncontrolling interests	83	93
Total Shareholders’ Equity	1,888	1,669
Total Liabilities and Shareholders’ Equity	$8,207	$8,316

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

Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years.  The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks.  The current fiscal year of 2011 will have a 53rd week.  Our subsidiaries operate on similar fiscal calendars except that certain international subsidiaries operate on a monthly calendar, with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.  Our international subsidiaries that operate on a monthly calendar, including China, are not impacted by the addition of a 53rd week.  All of our international businesses except China close one period or one month earlier to facilitate consolidated reporting.

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2010 Form 10-K, our financial position as of June 11, 2011, and the results of our operations for the quarters and years to date ended June 11, 2011 and June 12, 2010 and cash flows for the years to date ended June 11, 2011 and June 12, 2010.  Our results of operations and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	6/11/2011	6/12/2010	6/11/2011	6/12/2010
Net Income – YUM! Brands, Inc.	$316	$286	$580	$527

Weighted-average common shares outstanding (for basic calculation)	471	473	472	474
Effect of dilutive share-based employee compensation	13	12	13	11
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	484	485	485	485
Basic EPS	$0.67	$0.61	$1.23	$1.11
Diluted EPS	$0.65	$0.59	$1.20	$1.09
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	4.7	0.9	3.5	4.7

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the year to date ended June 11, 2011 and June 12, 2010, as indicated below.  All amounts exclude applicable transaction fees.

		Shares Repurchased (thousands)				Dollar Value of Shares Repurchased				Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	Authorization Expiration Date	2011		2010		2011		2010		2011	2010
September 2009	September 2010	—		6,848		$—		$252		$—	$48
March 2010	March 2011	3,441		—		171		—		—	300
January 2011	June 2012	2,620		—		137		—		613	—
Total		6,061	(a)	6,848	(b)	$308	(a)	$252	(b)	$613	$348

(a)
Amount excludes the effect of $19 million in share repurchases (0.4 million shares) with trade dates prior to the 2010 fiscal year end but cash settlement dates subsequent to the 2010 fiscal year end and includes the effect of $8 million in share repurchases (0.1 million shares) with trade dates prior to June 11, 2011 but with settlement dates subsequent to June 11, 2011.

(b)	Amount includes the effect of $5 million in share repurchases (0.1 million shares) with trade dates prior to June 12, 2010 but with settlement dates subsequent to June 12, 2010.

Comprehensive income was as follows:

	Quarter ended		Year to date
	6/11/2011	6/12/2010	6/11/2011	6/12/2010
Net Income – YUM! Brands, Inc.	$316	$286	$580	$527
Foreign currency translation adjustment	69	(16)	117	(47)
Changes in fair value of derivatives, net of tax	(4)	10	(10)	34
Reclassification of derivative (gains) losses to Net Income, net of tax	5	(13)	11	(35)
Reclassification of pension actuarial losses to Net Income, net of tax	5	5	10	9
Total comprehensive income – YUM! Brands, Inc.	$391	$272	$708	$488

A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling interests as of December 25, 2010	$93
Net Income – noncontrolling interests	9
Foreign currency translation adjustment	2
Dividends declared	(21)
Noncontrolling interests as of June 11, 2011	$83

Note 4 - Items Affecting Comparability of Net Income and/or Cash Flows

Planned Sale of LJS and A&W

During the quarter ended March 19, 2011 we decided to sell our LJS and A&W brands.  While we do not believe the LJS and A&W asset groups comprising these brands meet the criteria for held for sale classification, our decision to sell is considered an impairment indicator.  As such, we reviewed the LJS and A&W asset groups for potential impairment in both the quarters ended March 19, 2011 and June 11, 2011. In the quarter ended March 19, 2011 we determined that the asset groups' carrying values were not recoverable based on our estimates of holding period cash flows while we continue to own the brands and expected proceeds upon sale.  Accordingly, we wrote the carrying values of the LJS and A&W asset groups down to our estimate of their fair values, which reflected the sales prices we would expect to receive from potential buyers.  This resulted in a non-cash write down of the LJS and A&W asset groups’ carrying values totaling $66 million that was allocated to definite-lived trademarks and franchise contract rights. We determined that no further impairment was necessary in the quarter ended June 11, 2011, as the carrying amounts of the asset groups were deemed recoverable. We will continue to amortize the definite-lived trademarks and franchise contract rights until the LJS and A&W asset groups are considered held for sale.  Additionally, we will continue to review the asset groups for any further necessary impairment through the date the brands are sold.  The goodwill that was included in the LJS and A&W reporting unit was written off in a previous year.

Potential Acquisition of Additional Ownership in Little Sheep

We currently own 27% of the outstanding shares of Little Sheep Group Limited (“Little Sheep”), a Hot Pot concept headquartered in Inner Mongolia, China. On April 26, 2011, we announced that we had submitted a preliminary proposal to Little Sheep under which we would offer to acquire all outstanding shares of Little Sheep, other than a minority interest to be held by the chairman and other founding shareholders of Little Sheep. On May 12, 2011, we made a pre-conditional cash offer to acquire additional shares of Little Sheep for approximately $570 million. If approved, this would bring our total ownership to approximately 93% of the Little Sheep business. In connection with this potential acquisition, we have placed $300 million in escrow and provided a $300 million letter of credit to demonstrate availability of funds to acquire the additional shares in this business. The funds placed in escrow are restricted to the potential acquisition of Little Sheep and are separately presented in our Condensed Consolidated Balance Sheet as of June 11, 2011 and in our Condensed Consolidated Statement of Cash Flow for the year to date ended June 11, 2011.

Repayment of Senior Unsecured Notes

On April 15, 2011, we repaid $650 million of Senior Unsecured Notes upon their maturity primarily with existing cash on hand.

Facility Actions

Refranchising (gain) loss, Store closure (income) costs and Store impairment charges by reportable segment are as follows:

	Quarter ended June 11, 2011
	China	YRI	U.S.	Worldwide
Refranchising (gain) loss (a) (e)	$(2)	$(1)	$8	$5

Store closure (income) costs(b)	$—	$—	$2	$2
Store impairment charges	3	7	7	17
Closure and impairment (income) expenses	$3	$7	$9	$19

	Quarter ended June 12, 2010
	China	YRI	U.S.	Worldwide
Refranchising (gain) loss (a)	$(4)	$(1)	$(5)	$(10)

Store closure (income) costs(b)	$—	$(1)	$—	$(1)
Store impairment charges	5	2	6	13
Closure and impairment (income) expenses	$5	$1	$6	$12

	Year to date ended June 11, 2011
	China	YRI	U.S.	Worldwide
Refranchising (gain) loss (a)	$(3)	$(1)	$7	$3

Store closure (income) costs(b)	$(1)	$1	$3	$3
Store impairment charges	4	8	7	19
Closure and impairment (income) expenses(c)	$3	$9	$10	$22

	Year to date ended June 12, 2010
	China	YRI	U.S.	Worldwide
Refranchising (gain) loss (a) (d) (e)	$(4)	$6	$51	$53

Store closure (income) costs(b)	$—	$(1)	$1	$—
Store impairment charges	5	4	7	16
Closure and impairment (income) expenses	$5	$3	$8	$16

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

(c)
During the quarter ended March 19, 2011, we recognized an impairment charge of $66 million resulting from the planned sale of the LJS and A&W businesses that was not allocated to segments for performance reporting purposes and is not included in this table.

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

(e)
U.S. refranchising loss for the year to date ended June 12, 2010 included $73 million in non-cash impairment charges related to our offer to refranchise a substantial portion of our Company operated KFCs in the U.S.  We recorded an additional $12 million and $2 million in non-cash impairment charges related to these restaurants in the quarters ended December 25, 2010 and June 11, 2011, respectively.  The majority of these restaurants offered for sale in 2010 continue to be Company operated at June 11, 2011.  We believed in 2010 and continue to believe at June 11, 2011 that the restaurant groups for which we have not yet entered into agreements to sell do not meet the criteria to be classified as held for sale.  Consistent with our historical policy, we are reviewing these restaurant groups for impairment on a held for use basis each quarter as a result of our intent to refranchise.  To the extent the carrying value of these restaurant groups are not recoverable based upon our estimate of expected refranchising proceeds and holding period cash flows while we continue to operate the restaurants, they are written down to current estimates of their fair value.  These fair value estimates, which are based on the sales price we would expect to receive for each restaurant group, consider current market conditions, real-estate values, trends in the KFC-U.S. business, prices for similar transactions in the restaurant industry and preliminary offers for any restaurant groups to date.  We continue to depreciate the carrying values of the restaurant assets, net of the aforementioned impairment charges, and will continue to do so through the date we believe the held for sale criteria for any restaurant groups are met.  The $85 million and $2 million in impairment charges recorded in 2010 and 2011, respectively, do not include any allocation of the KFC reporting unit goodwill in the restaurant groups’ carrying values.  This additional non-cash write down is being recorded, consistent with our historical policy, when a restaurant group ultimately meets the criteria to be classified as held for sale.  We will also be required to record a charge for the fair value of our guarantee of future lease payments for leases we assign to the franchisee upon any sale.

Assets held for sale at June 11, 2011 and December 25, 2010 total $22 million and $23 million, respectively, of U.S. property, plant and equipment and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

Note 5 - Recently Adopted Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board ("FASB") issued accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  Existing disclosures were amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables.  The new disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010.  All necessary disclosures have been complied with in this Form 10-Q.

Note 6 - Other (Income) Expense

	Quarter ended		Year to date
	6/11/2011	6/12/2010	6/11/2011	6/12/2010
Equity income from investments in unconsolidated affiliates	$(11)	$(8)	$(27)	$(20)
Foreign exchange net (gain) loss and other	(2)	(2)	(5)	—
Other (income) expense	$(13)	$(10)	$(32)	$(20)

Note 7 - Supplemental Balance Sheet Information

Receivables

	6/11/2011	12/25/2010
Accounts and notes receivable	$331	$289
Allowance for doubtful accounts	(36)	(33)
Accounts and notes receivable, net	$295	$256

	6/11/2011	12/25/2010
Noncurrent notes receivable and direct financing leases	$73	$87
Allowance for doubtful accounts	(29)	(30)
Noncurrent notes receivable and direct financing leases, net	$44	$57

The Company’s receivables are primarily generated as a result of ongoing business relationships with our franchisees and licensees as a result of royalty and lease agreements.  Trade receivables consisting of royalties from franchisees and licensees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable on our Condensed Consolidated Balance Sheets.  Our financing receivables primarily consist of notes receivable and direct financing leases with franchisees which we enter into from time to time.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable while non-current amounts are included in Other assets.  The activity in the Allowance for doubtful accounts was not significant in the quarter and year to date ended June 11, 2011.

Property, Plant and Equipment

	6/11/2011	12/25/2010
Property, plant and equipment, gross	$7,315	$7,103
Accumulated depreciation and amortization	(3,408)	(3,273)
Property, plant and equipment, net	$3,907	$3,830

Note 8 - Income Taxes

	Quarter ended		Year to date
	6/11/2011	6/12/2010	6/11/2011	6/12/2010
Income taxes	$62	$90	$153	$168
Effective tax rate	16.4%	23.8%	20.7%	24.0%

Our effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our second quarter 2011 rate was lower than the prior year primarily due to the more favorable impact of changes to audit reserves in certain foreign jurisdictions and prior year adjustments.

Year to date, our effective tax rate was lower than the prior year due to the favorable impact of those items mentioned above, partially offset by lapping a more favorable impact of foreign and U.S. tax effects attributable to ongoing foreign operations, including a 2010 foreign law change.

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006. The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries. The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $160 million. Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006. The potential additional taxes for these later years, through 2010, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $320 million plus net interest through 2010 of approximately $20 million.

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

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	6/11/2011	6/12/2010	6/11/2011	6/12/2010
China	$1,180	$887	$2,086	$1,595
YRI	753	693	1,419	1,397
U.S.	883	994	1,736	1,927
	$2,816	$2,574	$5,241	$4,919

	Quarter ended		Year to date
Operating Profit	6/11/2011	6/12/2010	6/11/2011	6/12/2010
China(a)	$182	$139	$397	$315
YRI	145	122	303	263
United States	132	184	255	327
Unallocated Occupancy and other	3	3	6	3
Unallocated and corporate expenses	(41)	(37)	(79)	(70)
Unallocated Other income (expense)	3	—	7	—
Unallocated impairment expense(b)	—	—	(66)	—
Unallocated Refranchising gain (loss)	(5)	10	(3)	(53)
Operating Profit	419	421	820	785
Interest expense, net	(35)	(42)	(78)	(83)
Income Before Income Taxes	$384	$379	$742	$702

(a)
Includes equity income from investments in unconsolidated affiliates of $11 million and $8 million for the quarters ended June 11, 2011 and June 12, 2010, respectively, and $27 million and $20 million for the years to date ended June 11, 2011 and June 12, 2010, respectively.

(b)	Amounts represent impairment charges resulting from the planned sale of the LJS and A&W businesses. See Note 4.

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

The components of net periodic benefit cost associated with our U.S. pension plans and significant International pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended		Quarter ended
	6/11/2011	6/12/2010	6/11/2011	6/12/2010
Service cost	$6	$6	$2	$2
Interest cost	15	14	2	2
Expected return on plan assets	(17)	(16)	(3)	(3)
Amortization of net loss	7	6	1	1
Net periodic benefit cost	$11	$10	$2	$2

	U.S. Pension Plans		International Pension Plans
	Year to date		Year to date
	6/11/2011	6/12/2010	6/11/2011	6/12/2010
Service cost	$11	$12	$3	$3
Interest cost	30	28	4	4
Expected return on plan assets	(33)	(32)	(5)	(5)
Amortization of net loss	14	11	1	1
Net periodic benefit cost	$22	$19	$3	$3

We made no contributions to the Plan during the year to date ended June 11, 2011 and no contributions to the Plan are anticipated in 2011.  We made contributions of approximately $8 million to a plan in the U.K. during the year to date ended June 11, 2011 and no additional significant contributions are anticipated in 2011.

Note 11 - Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed rate debt.  At June 11, 2011, our interest rate derivative instruments outstanding had notional amounts of $550 million and have been designated as fair value hedges of a portion of our debt.  All of the Company's interest rate swaps that have been designated as fair value hedges meet the shortcut method requirements and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item.  At June 11, 2011, foreign currency forward contracts outstanding had a total notional amount of $465 million.

The fair values of derivatives designated as hedging instruments as of June 11, 2011 and December 25, 2010 were:

	6/11/2011	12/25/2010	Condensed Consolidated Balance Sheet Location
Interest Rate Swaps - Asset	$—	$8	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	35	33	Other assets
Foreign Currency Forwards - Asset	—	7	Prepaid expenses and other current assets
Foreign Currency Forwards - Liability	(12)	(3)	Accounts payable and other current liabilities
Total	$23	$45

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $29 million to Long-term debt at June 11, 2011 and as an addition of $5 million and $26 million to Short-term borrowings and Long-term debt, respectively at December 25, 2010.  During the quarter and year to date ended June 11, 2011, Interest expense, net was reduced by $5 million and $13 million, respectively, for recognized gains on these interest rate swaps. During the quarter and year to date ended June 12, 2010, Interest expense, net was reduced by $8 million and $15 million, respectively, for recognized gains on these interest rate swaps.

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Other Comprehensive Income (“OCI”) and reclassified into income from OCI:

	Quarter ended		Year to date
	6/11/2011	6/12/2010	6/11/2011	6/12/2010
Gains (losses) recognized into OCI, net of tax	$(4)	$10	$(10)	$34
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$(5)	$13	$(11)	$35

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Condensed Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the quarters and years to date ended June 11, 2011 and June 12, 2010.

Additionally, we had a net deferred loss of $12 million, net of tax, as of June 11, 2011 within Accumulated OCI due to treasury locks and forward starting interest rate swaps that were cash settled in prior years, as well as outstanding foreign currency forward contracts.  The majority of this loss arose from the 2007 settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being recognized in interest expense through 2037 consistent with interest payments made on the related Senior Unsecured Notes.  In the quarters and years to date ended June 11, 2011 and June 12, 2010, an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At June 11, 2011, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 12 - Fair Value Disclosures

The following table presents the fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the year to date ended June 11, 2011.

	Fair Value
	Level	6/11/2011	12/25/2010
Foreign Currency Forwards, net	2	$(12)	$4
Interest Rate Swaps, net	2	35	41
Other Investments	1	15	14
Total		$38	$59

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.  The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities where employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities and their fair value is determined based on the closing market prices of the respective mutual funds as of June 11, 2011 and December 25, 2010.

In the quarter and year to date ended June 11, 2011, we recorded impairment charges of $22 million to write down long-lived assets of certain restaurants or groups of restaurants to their estimated fair values. The long-lived assets of these restaurants were deemed to be impaired on a held for use basis. The fair value measurements used in these impairment evaluations were made using significant unobservable inputs (Level 3). Of the $22 million impairment charge recorded in the quarter and year to date ended June 11, 2011, $15 million was recorded in Closures and impairment (income) expenses and $7 million was recorded in Refranchising (gain) loss.
The $15 million of impairment charges in Closures and impairment (income) expenses recorded in both the quarter and year to date ended June 11, 2011 resulted from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The $7 million of impairment charges in Refranchising (gain) loss recorded in both the quarter and year to date ended June 11, 2011 related to writing down the assets of restaurants or restaurant groups offered for refranchising and deemed to be impaired on a held for use basis. The fair value measurements used in our impairment evaluation were based on estimates of the sales prices we anticipated receiving from a franchisee for the restaurant or restaurant groups. See Note 4 for further discussion of impairment related to our offer to refranchise a substantial portion of our Company operated KFCs in the U.S.
In the year to date ended June 11, 2011, we recorded an impairment charge of $66 million in Closures and impairment (income) expenses to write down the trademarks and franchise contract rights of A&W and LJS as a result of our decision to sell those brands. The asset groups comprising these brands were deemed impaired on a held for use basis and the fair value measurements used in our impairment evaluations included an estimate of the sales prices we anticipate receiving from the sale of the brands.
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
The $10 million of impairment charges in Closures and impairment (income) expenses recorded in both the quarter and year to date ended June 12, 2010 resulted from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The $77 million of impairment charges in Refranchising (gain) loss recorded in the year to date ended June 12, 2010 related to writing down the assets of restaurants or restaurant groups offered for refranchising and deemed to be impaired on a held for use basis. The fair value measurements used in our impairment evaluation were based on estimates of the sales prices we anticipated receiving from a franchisee for the restaurant or restaurant groups. See Note 4 for further discussion of impairment related to our offer to refranchise a substantial portion of our Company operated KFCs in the U.S.
At June 11, 2011 the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.3 billion, compared to their carrying value of $3 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Note 13 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2026.  As of June 11, 2011, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $525 million.  The present value of these potential payments discounted at our pre-tax cost of debt at June 11, 2011 was approximately $475 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at June 11, 2011 was not material.

Franchise Loan Pool Guarantees

We have agreed to provide financial support, if required, to an entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs.  As part of this agreement, we have provided a partial guarantee of approximately $15 million and two letters of credit totaling approximately $23 million in support of the franchisee loan program at June 11, 2011.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were $60 million with an additional $40 million available for lending at June 11, 2011.

In addition to the guarantee program described above, YUM has provided guarantees of $20 million on behalf of franchisees for several financing programs related to specific initiatives, the most significant of which was the purchase of ovens by KFC franchisees for the launch of Kentucky Grilled Chicken.  The total nominal loans outstanding under these financing programs were approximately $24 million at June 11, 2011.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ loss exposures including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, “property and casualty losses”).  To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to self-insure the risks of loss up to defined maximum per occurrence retentions on a line by line basis or to combine certain lines of coverage into one loss pool with a single self-insured aggregate retention.  The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence or aggregate retention.  The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.  As of June 11, 2011 and December 25, 2010, we had liabilities recorded for self-insured property and casualty losses of $146 million and $150 million, respectively.

In the U.S. and in certain other countries, we are also self-insured for healthcare claims and for long-term disability claims for eligible participating employees subject to certain deductibles and limitations.  We have accounted for our retained liabilities for property and casualty losses, healthcare and long-term disability claims, including both reported and incurred but not reported claims, based on information provided by independent actuaries.

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

On November 26, 2001, Kevin Johnson, a former Long John Silver's (“LJS”) restaurant manager, filed a collective action against LJS in the United States District Court for the Middle District of Tennessee alleging violation of the Fair Labor Standards Act (“FLSA”) on behalf of himself and allegedly similarly-situated LJS general and assistant restaurant managers. Johnson alleged that LJS violated the FLSA by perpetrating a policy and practice of seeking monetary restitution from LJS employees, including Restaurant General Managers (“RGMs”) and Assistant Restaurant General Managers (“ARGMs”), when monetary or property losses occurred due to knowing and willful violations of LJS policies that resulted in losses of company funds or property, and that LJS had thus improperly classified its RGMs and ARGMs as exempt from overtime pay under the FLSA. Johnson sought overtime pay, liquidated damages, and attorneys' fees for himself and his proposed class.
LJS moved the Tennessee district court to compel arbitration of Johnson's suit. The district court granted LJS's motion on June 7, 2004, and the United States Court of Appeals for the Sixth Circuit affirmed on July 5, 2005.
On December 19, 2003, while the arbitrability of Johnson's claims was being litigated, former LJS managers Erin Cole and Nick Kaufman, represented by Johnson's counsel, initiated arbitration with the American Arbitration Association (the “Cole Arbitration”).  The Cole Claimants sought a collective arbitration on behalf of the same putative class as alleged in the Johnson lawsuit and alleged the same underlying claims.

On June 15, 2004, the arbitrator in the Cole Arbitration issued a Clause Construction Award, finding that LJS's Dispute Resolution Policy did not prohibit Claimants from proceeding on a collective or class basis.  LJS moved unsuccessfully to vacate the Clause Construction Award in federal district court in South Carolina.  On September 19, 2005, the arbitrator issued a Class Determination Award, finding, inter alia, that a class would be certified in the Cole Arbitration on an “opt-out” basis, rather than as an “opt-in” collective action as specified by the FLSA.
On January 20, 2006, the district court denied LJS's motion to vacate the Class Determination Award and the United States Court of Appeals for the Fourth Circuit affirmed the district court's decision on January 28, 2008. A petition for a writ of certiorari filed in the United States Supreme Court seeking a review of the Fourth Circuit's decision was denied on October 7, 2008.
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
Based on the rulings issued to date in this matter, the Cole Arbitration is proceeding as an “opt-out” class action, rather than as an “opt-in” collective action. LJS denies liability and is vigorously defending the claims in the Cole Arbitration. We have provided for a reasonable estimate of the cost of the Cole Arbitration, taking into account a number of factors, including our current projection of eligible claims, the estimated amount of each eligible claim, the estimated claim recovery rate, the estimated legal fees incurred by Claimants and a reasonable settlement value of Claimants' claims. However, in light of the inherent uncertainties of litigation, the fact-specific nature of Claimants' claims, and the novelty of proceeding in an FLSA lawsuit on an “opt-out” basis, there can be no assurance that the Cole Arbitration will not result in losses in excess of those currently provided for in our Condensed Consolidated Financial Statements.
On August 4, 2006, a putative class action lawsuit against Taco Bell Corp. styled Rajeev Chhibber vs. Taco Bell Corp. was filed in Orange County Superior Court. On August 7, 2006, another putative class action lawsuit styled Marina Puchalski v. Taco Bell Corp. was filed in San Diego County Superior Court. Both lawsuits were filed by a Taco Bell RGM purporting to represent all current and former RGMs who worked at corporate-owned restaurants in California since August 2002.  The lawsuits allege violations of California's wage and hour laws involving unpaid overtime and meal period violations and seek unspecified amounts in damages and penalties.  The cases were consolidated in San Diego County as of September 7, 2006.
On January 29, 2010, the court granted the plaintiffs' class certification motion with respect to the unpaid overtime claims of RGMs and Market Training Managers but denied class certification on the meal period claims. The court has ruled that this case will be tried to the bench rather than a jury. That trial is scheduled to begin on February 6, 2012.
Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. We have provided for a reasonable estimate of the cost of this lawsuit. However, in view of the inherent uncertainties of litigation, there can be no assurance that this lawsuit will not result in losses in excess of those currently provided for in our Condensed Consolidated Financial Statements.
Taco Bell was named as a defendant in a number of putative class action suits filed in 2007, 2008, 2009 and 2010 alleging violations of California labor laws including unpaid overtime, failure to pay wages on termination, failure to pay accrued vacation wages, failure to pay minimum wage, denial of meal and rest breaks, improper wage statements, unpaid business expenses, wrongful termination, discrimination, conversion and unfair or unlawful business practices in violation of California Business & Professions Code §17200. Plaintiffs also seek penalties for alleged violations of California's Labor Code under California's Private Attorneys General Act and statutory “waiting time” penalties and allege violations of California's Unfair Business Practices Act. Plaintiffs seek to represent a California state-wide class of hourly employees.
On May 19, 2009 the court granted Taco Bell's motion to consolidate these matters, and the consolidated case is styled In Re Taco Bell Wage and Hour Actions. The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint on June 29, 2009, and on March 30, 2010 the court approved the parties' stipulation to dismiss the Company from the action. Plaintiffs filed their motion for class certification on December 30, 2010. Plaintiffs subsequently filed a motion to amend their class action complaint and to include an additional named plaintiff. The court denied the motion to amend but granted the motion to add an additional plaintiff. The class certification hearing took place on June 6, 2011. At that hearing, the court indicated it would deny certification as to the vacation claims. The court's ruling on class certification with respect to the remaining claims is pending. Taco Bell also filed, at the invitation of the court, a motion to stay the proceedings until the California Supreme Court rules on two cases concerning meal and rest breaks. That motion is also pending.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.
On September 28, 2009, a putative class action styled Marisela Rosales v. Taco Bell Corp. was filed in Orange County Superior Court. The plaintiff, a former Taco Bell crew member, alleges that Taco Bell failed to timely pay her final wages upon termination, and seeks restitution and late payment penalties on behalf of herself and similarly situated employees. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell filed a motion to dismiss, stay or transfer the case to the same district court as the In Re Taco Bell Wage and Hour Actions case. The state court granted Taco Bell's motion to stay the Rosales case on May 28, 2010, and the matter remains stayed in Orange County Superior Court.
Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.
On October 2, 2009, a putative class action, styled Domonique Hines v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.  Plaintiff is a former non-managerial KFC restaurant employee.  KFC filed an answer on October 28, 2009, in which it denied plaintiff's claims and allegations.  KFC removed the action to the United States District Court for the Southern District of California on October 29, 2009.  Plaintiff filed a motion for class certification on May 20, 2010 and KFC filed a brief in opposition.  On October 22, 2010, the District Court granted Plaintiff's motion to certify a class on the meal and rest break claims, but denied the motion to certify a class regarding alleged off-the-clock work. On November 1, 2010, KFC filed a motion requesting a stay of the case pending a decision from the California Supreme Court regarding the applicable standard for employer provision of meal and rest breaks. Plaintiff filed an opposition to that motion on November 19, 2010. On January 14, 2011, the District Court granted KFC's motion and stayed the entire action pending a decision from the California Supreme Court. No trial date has been set.
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
On May 17, 2007, a hearing was held on plaintiffs' Motion for Partial Summary Judgment seeking judicial declaration that Taco Bell was in violation of accessibility laws as to three specific issues: indoor seating, queue rails and door opening force.  On August 8, 2007, the court granted plaintiffs' motion in part with regard to dining room seating.  In addition, the court granted plaintiffs' motion in part with regard to door opening force at some restaurants (but not all) and denied the motion with regard to queue lines.
On December 16, 2009, the court denied Taco Bell's motion for summary judgment on the ADA claims and ordered plaintiff to file a definitive list of remaining issues and to select one restaurant to be the subject of a trial. The exemplar trial for that restaurant began on June 6, 2011. The trial was bifurcated and the first stage addressed whether violations existed at the restaurant. Twelve alleged violations of the ADA and state law were tried. The trial ended on June 16, 2011, and the court indicated that it would find Taco Bell liable but did not indicate on which alleged violations it would find for plaintiffs or the basis for liability. The court has not issued a ruling. The court set an exemplar trial for damages on the single restaurant for December 12, 2011. Taco Bell will have the opportunity to renew its motion for summary judgment on those issues and the opportunity to move to decertify the class.

On June 20, 2011, the United States Supreme Court issued its ruling in Wal-Mart Stores, Inc. v. Dukes. The Supreme Court held that the class in that case was improperly certified. The same legal theory was used to certify the class in the Moeller case and Taco Bell intends to file a motion to decertify the class. During the exemplar trial, the court observed that the restaurant had been in full compliance with all laws since March, 2010, and Taco Bell intends to argue that, in light of the decision in the Dukes case, no damages class can be certified and that injunctive relief is not appropriate, regardless of class status.
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
On March 14, 2007, a lawsuit styled Boskovich Farms, Inc. v. Taco Bell Corp. and Does 1 through 100 was filed in the Superior Court of the State of California, Orange County.  Boskovich Farms, a supplier of produce to Taco Bell, alleged in its complaint, among other things, that it suffered damage to its reputation and business as a result of publications and/or statements it claims were made by Taco Bell in connection with Taco Bell's reporting of results of certain tests conducted during investigations on green onions used at Taco Bell restaurants.  The arbitration panel heard the parties' cross motions for summary judgment on August 12, 2009. On August 14, 2009, the arbitration panel issued an opinion granting Taco Bell's motion for summary judgment and dismissing all of Boskovich's claims with prejudice. On September 23, 2009, Boskovich filed a motion to vacate the arbitration award. On January 6, 2010 the court heard oral arguments on Boskovich's motion to vacate and took the matter under submission. On March 24, 2010, the court denied plaintiff's motion and confirmed the arbitration award. Boskovich appealed to the Kentucky Court of Appeals on April 23, 2010.
Taco Bell filed its response on May 19, 2010 and reserved the right to seek attorneys' fees for the cost of the appeals. Taco Bell denies liability and intends to vigorously defend against all claims in any arbitration and the lawsuit.  However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time.  Likewise, the amount of any potential loss cannot be reasonably estimated.
On July 9, 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the United States District Court for the District of Colorado. The complaint alleges that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the Fair Labor Standards Act (FLSA) and Colorado state law. On January 4, 2010, plaintiffs filed a motion for conditional certification of a nationwide class of current and former Pizza Hut, Inc. delivery drivers. However, on March 11, 2010, the court granted Pizza Hut's pending motion to dismiss for failure to state a claim, with leave to amend. On March 31, 2010, plaintiffs filed an amended complaint, which dropped the uniform claims but, in addition to the federal FLSA claims, asserts state-law class action claims under the laws of 16 different states. Pizza Hut filed a motion to dismiss the amended complaint, and plaintiffs sought leave to amend their complaint a second time. On August 9, 2010, the court granted plaintiffs' motion to amend. Pizza Hut has filed another motion to dismiss the Second Amended Complaint. The court has yet to rule on Pizza Hut's motion.
Pizza Hut denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of these cases cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.
On August 6, 2010, a putative class action styled Jacquelyn Whittington v. Yum Brands, Inc., Taco Bell of America, Inc. and Taco Bell Corp. was filed in the United States District Court for the District of Colorado. The plaintiff seeks to represent a nationwide class, with the exception of California, of salaried assistant managers who were allegedly misclassified and did not receive compensation for all hours worked and did not receive overtime pay after 40 hours in a week. The plaintiff also purports to represent a separate class of Colorado assistant managers under Colorado state law, which provides for daily overtime after 12 hours in a day. The Company has been dismissed from the case without prejudice. Taco Bell filed its answer on September 20, 2010, and the parties commenced class discovery, which is currently on-going. Taco Bell moved to compel arbitration of certain employees in the Colorado class. The court denied the motion as premature because no class has yet been certified.
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

Description of Business

YUM is the world’s largest restaurant company based on number of system units, with nearly 38,000 units in more than 110 countries and territories operating under the KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) brands.  Four of the Company’s restaurant brands – KFC, Pizza Hut, Taco Bell and LJS – are the global leaders in the quick-service chicken, pizza, Mexican-style food and seafood categories, respectively.  Of the over 37,000 restaurants, 19% are operated by the Company, 75% are operated by franchisees and unconsolidated affiliates and 6% are operated by licensees.

YUM’s business consists of three reporting segments:  YUM Restaurants China (“China” or “China Division”), YUM Restaurants International (“YRI” or “International Division”) and United States (“U.S.”).  The China Division includes mainland China and YRI includes the remainder of our international operations.  The China Division, YRI and Taco Bell-U.S. now represent over 85% of the Company’s operating profits.  Our KFC-U.S. and Pizza Hut-U.S. businesses continue to produce strong cash flows.

Strategies

The Company continues to focus on four key strategies:

Build Leading Brands in China in Every Significant Category – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurants, respectively, in China.  The Company and its franchisees opened over 500 new restaurants in 2010 in the China Division.  Additionally, the Company owns and operates the distribution system for its restaurants in China which we believe provides a significant competitive advantage.  Given this strong competitive position, a growin

g economy and a population of 1.3 billion in China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and testing the additional restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food).  Our ongoing earnings growth model in China includes double digit unit growth, same store sales growth of at least 4% and leverage of our General and Administrative (“G&A”) infrastructure, which we expect to drive Operating Profit growth of 15%.

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

Dramatically Improve U.S. Brand Positions, Consistency and Returns – The Company continues to focus on improving its U.S. position through differentiated products and marketing and an improved customer experience.  The Company also strives to provide industry leading new product innovation which adds sales layers and expands day parts.  We continue to evaluate our returns and ownership positions with an earn the right to own philosophy on Company owned restaurants.  Our ongoing earnings growth model calls for Operating Profit growth of 5% in the U.S.  Due to our strategy to aggressively refranchise Company-operated KFCs and Pizza Huts, the Taco Bell operating segment is becoming an increasingly larger component of U.S. ongoing earnings growth.  The U.S. ongoing earnings growth model includes Taco Bell Operating Profit growth of 6% driven by modest unit growth, same store sales growth of 3% and leverage of our G&A infrastructure.

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders via dividends and share repurchases.  The Company has one of the highest returns on invested capital in the Quick Service Restaurants (“QSR”) industry.  The Company’s dividend and share repurchase programs have returned over $1.9 billion and $6 billion to shareholders, respectively, since 2004.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income and has increased the quarterly dividend each year since inception in 2004.  Shares are repurchased opportunistically as part of our regular capital structure decisions.

The ongoing earnings growth rates referenced above represent our average annual expectations for the foreseeable future.  Details of our 2011 Guidance by division as presented on December 8, 2010 can be found online at http://www.yum.com.

Quarter Ended June 11, 2011 Highlights

•    Operating profit grew 25% in China and 11% in YRI, prior to foreign currency translation. U.S. operating profit declined 28%, resulting in Worldwide operating profit declining 2%, prior to foreign currency translation. Worldwide operating profit increased 3% after foreign currency translation.

•    Worldwide system sales grew 3%, prior to foreign currency translation, including 28% in China and 6% at YRI. System sales in the U.S. declined 5%.

•    International development continued at a strong pace with 241 new restaurants opened, including 99 new units in China.

•    Same-store sales grew 18% in China and 2% in YRI, with a 4% decline in the U.S.

•    Worldwide restaurant margin declined 0.6 percentage points to 15.9%.

•    The tax rate declined to 16.7% in 2011 from 23.6% in 2010.

•    Repurchased 3.2 million shares for $166 million at an average price of $52 per share.

All preceding comparisons are versus the same period a year ago and exclude the impact of Special Items.  See the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for a description of Special Items.

Results of Operations

	Quarter ended				Year to date
	6/11/2011	6/12/2010	% B/(W)		6/11/2011	6/12/2010	% B/(W)
Company sales	$2,431	$2,220	10		$4,482	$4,216	6
Franchise and license fees and income	385	354	9		759	703	8
Total revenues	$2,816	$2,574	9		$5,241	$4,919	7
Company restaurant profit	$386	$366	5		$746	$706	6

% of Company sales	15.9%	16.5%	(0.6)	ppts.	16.7%	16.8%	(0.1)	ppts.

Operating Profit	$419	$421	—		$820	$785	5
Interest expense, net	35	42	11		78	83	5
Income tax provision	62	90	31		153	168	9
Net Income – including noncontrolling interests	322	289	11		589	534	10
Net Income – noncontrolling interests	6	3	(60)		9	7	(25)
Net Income – YUM! Brands, Inc.	$316	$286	10		$580	$527	10

Diluted earnings per share (a)	$0.65	$0.59	10		$1.20	$1.09	10

(a)	See Note 2 for the number of shares used in this calculation.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters and/or years to date ended June 11, 2011 and June 12, 2010 and/or could impact comparability with the remainder of our results in 2011 or beyond.  Certain of these factors were previously discussed in our 2010 Form 10-K.

Special Items

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results for the quarters and years to date ended June 11, 2011 and June 12, 2010 on a basis before Special Items.  Included in Special Items are the impact of measures we took to transform our U.S. business (“the U.S. business transformation measures”) including the U.S. refranchising gain (loss), the depreciation reduction arising from the impairment of KFC restaurants we offered to sell in 2010 that remained Company restaurants for some or all of the periods presented, charges relating to U.S. G&A productivity initiatives and realignment of resources, the impairment of intangibles and other costs relating to our planned sale of LJS and A&W and the losses recognized upon refranchising of our equity market in Taiwan.  These amounts are further described below.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in our China Division, YRI or U.S. segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in the quarters and years to date ended June 11, 2011 and June 12, 2010 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Quarter ended		Year to date
	6/11/2011	6/12/2010	6/11/2011	6/12/2010
Detail of Special Items
Loss upon refranchising of an equity market outside the U.S.	$—	$—	$—	$(7)
U.S. Refranchising gain (loss)	(8)	5	(7)	(51)
Depreciation reduction from KFC restaurants impaired upon offer to sell	3	3	6	3
Charges relating to U.S. G&A productivity initiatives and realignment of resources	—	(2)	(1)	(5)
Impairment of intangibles and other costs relating to the planned sale of LJS and A&W	(1)	—	(69)	—
Total Special Items Income (Expense)	(6)	6	(71)	(60)
Tax Benefit (Expense) on Special Items(a)	2	(2)	26	20
Special Items Income (Expense), net of tax	$(4)	$4	$(45)	$(40)
Average diluted shares outstanding	484	485	485	485
Special Items diluted EPS	$(0.01)	$0.01	$(0.09)	$(0.08)

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$425	$415	$891	$845
Special Items Income (Expense)	(6)	6	(71)	(60)
Reported Operating Profit	$419	$421	$820	$785

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.66	$0.58	$1.29	$1.17
Special Items EPS	(0.01)	0.01	(0.09)	(0.08)
Reported EPS	$0.65	$0.59	$1.20	$1.09

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	16.7%	23.6%	22.1%	24.7%
Impact on Tax Rate as a result of Special Items(a)	(0.3)	0.2	(1.4)	(0.7)
Reported Effective Tax Rate	16.4%	23.8%	20.7%	24.0%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

U.S. Business Transformation Measures

The U.S. business transformation measures in 2011 and 2010 included continuation of our U.S. refranchising and G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs).  We do not believe these measures are indicative of our ongoing operations and are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes.

In the quarters ended June 11, 2011 and June 12, 2010, we recorded a pre-tax loss of $8 million and a pre-tax gain of $5 million, respectively, from refranchising in the U.S.  In the years to date ended June 11, 2011 and June 12, 2010, we recorded pre-tax losses of $7 million and $51 million, respectively, from refranchising in the U.S. The loss recorded in the year to date ended June 12, 2010 was the net result of gains from 71 restaurants sold and non-cash impairment charges related to our offers to refranchise restaurants in the U.S., principally a substantial portion of our Company operated KFC restaurants.  The majority of the KFCs offered for sale in 2010 continue to be Company operated at June 11, 2011. The non-cash impairment charges that have been recorded related to our offers to refranchise these Company operated KFC restaurants in the U.S. decreased depreciation expense versus what would have otherwise been recorded by $3 million and $6 million in the quarter and year to date ended June 11, 2011, respectively and $3 million in both the quarter and year to date ended June 12, 2010.  This depreciation reduction was recorded as a Special Item, resulting in depreciation expense in the U.S. segment results continuing to be recorded at the rate at which it was prior to the impairment charges being recorded for these restaurants.  The refranchising gains and losses are more fully discussed in Note 4 and the Store Portfolio Strategy Section of the MD&A.

In connection with our G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs) we recorded a pre-tax charge of $2 million in the quarter ended June 12, 2010. In the years to date ended June 11, 2011 and June 12, 2010, we recorded pre-tax charges of $1 million and $5 million, respectively.

Planned Sale of LJS and A&W

During the quarter ended March 19, 2011 we decided to sell our LJS and A&W brands.  While we do not believe the LJS and A&W asset groups comprising these brands meet the criteria for held for sale classification, our decision to sell is considered an impairment indicator.  As such, we reviewed the LJS and A&W asset groups for potential impairment in both the quarters ended March 19, 2011 and June 11, 2011. In the quarter ended March 19, 2011 we determined that the asset groups' carrying values were not recoverable based on our estimates of holding period cash flows while we continue to own the brands and expected proceeds upon sale.  Accordingly, we wrote the carrying values of the LJS and A&W asset groups down to our estimate of their fair values, which reflected the sales prices we would expect to receive from potential buyers.  This resulted in a non-cash write down of the LJS and A&W asset groups’ carrying values totaling $66 million that was allocated to definite-lived trademarks and franchise contract rights. We determined that no further impairment was necessary in the quarter ended June 11, 2011, as the carrying amounts of the asset groups were deemed recoverable. We will continue to amortize the definite-lived trademarks and franchise contract rights until the LJS and A&W asset groups are considered held for sale.  Additionally, we will continue to review the asset groups for any further necessary impairment through the date the brands are sold.  The goodwill that was included in the LJS and A&W reporting unit was written off in a previous year.

Refranchising of an Equity Market Outside the U.S.

During the quarter ended March 20, 2010 we refranchised all of our remaining company restaurants in Taiwan, which consisted of 124 KFCs.  We included in our March 20, 2010 financial statements a non-cash write-off of $7 million of goodwill in determining the loss on refranchising of Taiwan.  This loss did not result in a related income tax benefit and was not allocated to any segment for performance reporting purposes. The amount of goodwill write-off was based on the relative fair values of the Taiwan business disposed of and the portion of the business that was retained.  The fair value of the business disposed of was determined by reference to the discounted value of the future cash flows expected to be generated by the restaurants and retained by the franchisee, which included a deduction for the anticipated royalties the franchisee will pay the Company associated with the franchise agreement entered into in connection with this refranchising transaction. The fair value of the Taiwan business retained consisted of expected net cash flows to be derived from royalties from franchisees, including the royalties associated with the franchise agreement entered into in connection with this refranchising transaction.  We believed the terms of the franchise agreement entered into in connection with the Taiwan refranchising were substantially consistent with market.  The remaining carrying value of goodwill related to our Taiwan business of $30 million, after the aforementioned write-off, was determined not to be impaired subsequent to the refranchising as the fair value of the Taiwan reporting unit exceeded its carrying amount.

U.S. Operating Profit

Operating Profit in the U.S. declined 28% and 22% in the quarter and year to date ended June 11, 2011, respectively, primarily due to declines in restaurant margins of 4.4 and 3.0 percentage points, respectively.  Restaurant margins decreased due to the impact of higher restaurant operating costs, including commodity inflation of $15 million and $23 million in the quarter and year to date ended June 11, 2011, respectively, accompanied by same store sales declines of 4% and 2%, respectively.  Taco Bell's same store sales and operating profits were significantly impacted in the quarter and year to date ended June 11, 2011 by the negative publicity associated with a lawsuit filed in late January 2011 alleging a violation of consumer protection statutes and deceptive business practices by Taco Bell through its advertising that the beef served in its products is “seasoned beef”.  Such claims were false and the lawsuit was voluntarily withdrawn on April 18, 2011.  Nonetheless, Taco Bell experienced a significant reversal in sales trends immediately following the filing of the lawsuit.

In the U.S., we expect that sales declines and continued food inflation will result in a double-digit operating profit decline in the quarter ended September 3, 2011 versus the third quarter of 2010. We expect the benefit from lapping higher prior year G&A costs to help stabilize U.S. Operating profit in the fourth quarter.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates positively impacted the translation of our foreign currency denominated Operating Profit in our YRI Division by $10 million and $15 million for the quarter and year to date ended June 11, 2011, respectively. Our China Division's foreign currency denominated Operating Profit was positively impacted from changes in foreign currency exchange rates by $9 million and $16 million for the quarter and year to date ended June 11, 2011, respectively.

Potential Acquisition of Additional Ownership in Little Sheep

We currently own 27% of the outstanding shares of Little Sheep Group Limited (“Little Sheep”), a Hot Pot concept headquartered in Inner Mongolia, China. On April 26, 2011, we announced that we had submitted a preliminary proposal to Little Sheep under which we would offer to acquire all outstanding shares of Little Sheep, other than a minority interest to be held by the chairman and other founding shareholders of Little Sheep. On May 12, 2011, we made a pre-conditional cash offer to acquire additional shares of Little Sheep for approximately $570 million. If approved, this would bring our total ownership to approximately 93% of the Little Sheep business. In connection with this potential acquisition, we have placed $300 million in escrow and provided a $300 million letter of credit to demonstrate availability of funds to acquire the additional shares in this business. The funds placed in escrow are restricted to the potential acquisition of Little Sheep and are separately presented in our Condensed Consolidated Balance Sheet as of June 11, 2011 and in our Condensed Consolidated Statement of Cash Flow for the year to date ended June 11, 2011.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets in which we choose to continue investing capital.  In the U.S., we are targeting Company ownership of KFC, Pizza Hut and Taco Bell restaurants of about 12%, down from its current level of 15%, with our primary remaining focus being refranchising at KFC to about 5% Company ownership from its current level of 14%.  These U.S. ownership percentages no longer consider the impact of LJS and A&W restaurants, both of which are completely franchise operated, as we are pursuing a sale of these brands.  Consistent with this strategy, 94 Company restaurants in the U.S. were sold to franchisees in the year to date ended June 11, 2011.

Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.  Additionally, G&A expenses will decline over time as a result of these refranchising activities.  The timing of G&A declines will vary and often lag the actual refranchising activities as the synergies are typically dependent upon the size and geography of the respective deals.  G&A expenses included in the tables below reflect only direct G&A that we no longer incurred as a result of stores that were operated by us for all or some portion of the respective comparable period in 2010 and were no longer operated by us as of the last day of the current quarter.

The following table summarizes our worldwide refranchising activities:

	Quarter ended		Year to date
	6/11/2011	6/12/2010	6/11/2011	6/12/2010
Number of units refranchised	112	42	133	217
Refranchising proceeds, pre-tax	$35	$41	$49	$83
Refranchising (gain) loss, pre-tax(a)	$5	$(10)	$3	$53

(a)
The year to date ended June 12, 2010 includes a non-cash impairment charge of $73 million related to our offer to refranchise a substantial portion of our Company operated KFC restaurants in the U.S.  See Note 4 for further discussion.

The impact on Operating Profit arising from refranchising is the net of (a) the estimated reductions in Restaurant profit and G&A expenses and (b) the increase in franchise fees from the restaurants that have been refranchised.  The tables presented below reflect the impacts on Total revenues and on Operating Profit from stores that were operated by us for all or some portion of the prior year period and were no longer operated by us as of the last day of the current quarter.  In these tables, Decreased Company sales and Decreased Restaurant profit represents the amount of sales or Restaurant profit earned by the refranchised restaurants during the period we owned them in the prior year but did not own them in the current year.  Increased Franchise and license fees and income represents the franchise and license fees from the refranchised restaurants that were recorded by the Company in the current year during periods in which the restaurants were Company stores in the prior year.

The following table summarizes the impact of refranchising on Total revenues as described above:

	Quarter ended 6/11/2011
	China	YRI	U.S.	Worldwide
Decreased Company sales	$(7)	$(71)	$(90)	$(168)
Increased Franchise and license fees and income	1	6	6	13
Decrease in Total revenues	$(6)	$(65)	$(84)	$(155)

	Year to date ended 6/11/2011
	China	YRI	U.S.	Worldwide
Decreased Company sales	$(13)	$(168)	$(182)	$(363)
Increased Franchise and license fees and income	2	12	12	26
Decrease in Total revenues	$(11)	$(156)	$(170)	$(337)

The following table summarizes the impact of refranchising on Operating Profit as described above:

	Quarter ended 6/11/2011
	China	YRI	U.S.	Worldwide
Decreased Restaurant profit	$(1)	$(4)	$(12)	$(17)
Increased Franchise and license fees and income	1	6	6	13
Decreased G&A	—	5	1	6
Increase (decrease) in Operating Profit	$—	$7	$(5)	$2

	Year to date ended 6/11/2011
	China	YRI	U.S.	Worldwide
Decreased Restaurant profit	$(2)	$(15)	$(22)	$(39)
Increased Franchise and license fees and income	2	12	12	26
Decreased G&A	—	12	2	14
Increase (decrease) in Operating Profit	$—	$9	$(8)	$1

Internal Revenue Service Proposed Adjustment

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006. The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries. The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $160 million. Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006. The potential additional taxes for these later years, through 2010, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $320 million plus net interest through 2010 of approximately $20 million.

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

Restaurant Unit Activity

		Unconsolidated		Total Excluding
Worldwide	Company	Affiliates	Franchisees	Licensees (a)
Beginning of year	7,271	525	27,852	35,648
New Builds	209	23	332	564
Acquisitions	15	—	(15)	—
Refranchising	(133)	—	133	—
Closures	(53)	(5)	(404)	(462)
Other	—	—	(3)	(3)
End of quarter	7,309	543	27,895	35,747
% of Total	20%	2%	78%	100%

		Unconsolidated		Total Excluding
China	Company	Affiliates	Franchisees	Licensees(a)
Beginning of year	3,228	525	153	3,906
New Builds	166	23	2	191
Acquisitions	—	—	—	—
Refranchising	(16)	—	16	—
Closures	(25)	(5)	(1)	(31)
Other	—	—	—	—
End of quarter	3,353	543	170	4,066
% of Total	83%	13%	4%	100%

		Unconsolidated		Total Excluding
YRI	Company	Affiliates	Franchisees	Licensees(a)
Beginning of year	1,559	—	12,722	14,281
New Builds	25	—	248	273
Acquisitions	10	—	(10)	—
Refranchising	(23)	—	23	—
Closures	(18)	—	(145)	(163)
Other	—	—	(4)	(4)
End of quarter	1,553	—	12,834	14,387
% of Total	11%	—	89%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	2,484	—	14,977	17,461
New Builds	18	—	82	100
Acquisitions	5	—	(5)	—
Refranchising	(94)	—	94	—
Closures	(10)	—	(258)	(268)
Other	—	—	1	1
End of quarter	2,403	—	14,891	17,294
% of Total	14%	—	86%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,159 , 2,022 and 137 licensed units, respectively, at June 11, 2011.  There are no licensed units in China.  Licensed units are generally units that offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information.

System Sales Growth

The following tables detail the key drivers of system sales growth for each reportable segment for the quarter.  Net unit growth and other represents the net impact of actual system sales growth due to new unit openings and historical system sales lost due to closures as well as any necessary rounding.

	Quarter ended 6/11/11 vs. Quarter ended 6/12/10
	China	YRI	U.S.	Worldwide
Same store sales growth (decline)	18%	2%	(4)%	1%
Net unit growth and other	10	4	(1)	2
Foreign currency translation	6	7	—	4
% Change	34%	13%	(5)%	7%
% Change, excluding forex	28%	6%	N/A	3%

	Year to date ended 6/11/11 vs. Year to date ended 6/12/10
	China	YRI	U.S.	Worldwide
Same store sales growth (decline)	16%	2%	(2)%	2%
Net unit growth and other	10	4	(1)	2
Foreign currency translation	5	5	—	3
% Change	31%	11%	(3)%	7%
% Change, excluding forex	26%	6%	N/A	4%

Company Operated Store Results

The following tables detail the key drivers of the quarter-over-quarter and year-over-year changes of Company sales and Restaurant profit.  Store portfolio actions represent the net impact of new unit openings, acquisitions, refranchisings and store closures on Company sales and Restaurant profit.  The impact of new unit openings and acquisitions represent the actual Company sales and Restaurant profit for the periods the Company operated the restaurants in the current year but did not operate them in the prior year.  The impact of refranchisings and store closures represent the actual Company sales and Restaurant profit for the periods in the prior year while the Company operated the restaurants but did not operate them in the current year.

The dollar changes in Company sales and Restaurant profit were as follows:

China
	Quarter ended
Income / (Expense)	6/12/2010	Store Portfolio Actions	Other	FX	6/11/2011
Company sales	$875	$89	$149	$51	$1,164
Cost of sales	(290)	(30)	(60)	(17)	(397)
Cost of labor	(131)	(18)	(33)	(9)	(191)
Occupancy and other	(278)	(33)	(21)	(15)	(347)
Restaurant profit	$176	$8	$35	$10	$229
Restaurant Margin	20.2%				19.7%

	Year to date ended
Income / (Expense)	6/12/2010	Store Portfolio Actions	Other	FX	6/11/2011
Company sales	$1,573	$163	$239	$82	$2,057
Cost of sales	(519)	(55)	(104)	(28)	(706)
Cost of labor	(221)	(30)	(50)	(13)	(314)
Occupancy and other	(471)	(57)	(33)	(23)	(584)
Restaurant profit	$362	$21	$52	$18	$453
Restaurant Margin	23.0%				22.0%

In the quarter and year to date ended June 11, 2011, the increase in China Company sales and Restaurant profit associated with store portfolio actions was primarily driven by the development of new units.  Significant other factors impacting Company sales and/or Restaurant profit were Company same store sales growth of 17% and 16% in the quarter and year to date ended June 11, 2011, respectively, which was driven by transaction growth partially offset by a new business tax that took effect December 2010, higher labor costs, and commodity inflation of $15 million and $24 million for the quarter and year to date ended June 11, 2011, respectively.

YRI
	Quarter ended
Income / (Expense)	6/12/2010	Store Portfolio Actions	Other	FX	6/11/2011
Company sales	$534	$(24)	$16	$38	$564
Cost of sales	(172)	13	(8)	(12)	(179)
Cost of labor	(137)	6	(3)	(10)	(144)
Occupancy and other	(169)	10	—	(11)	(170)
Restaurant profit	$56	$5	$5	$5	$71
Restaurant Margin	10.7%				12.7%

	Year to date ended
Income / (Expense)	6/12/2010	Store Portfolio Actions	Other	FX	6/11/2011
Company sales	$1,069	$(88)	$18	$42	$1,041
Cost of sales	(346)	41	(8)	(14)	(327)
Cost of labor	(271)	18	(3)	(10)	(266)
Occupancy and other	(335)	29	2	(12)	(316)
Restaurant profit	$117	$—	$9	$6	$132
Restaurant Margin	11.0%				12.7%

In the quarter to date ended June 11, 2011, the decrease in YRI Company sales associated with store portfolio actions was driven by refranchising, primarily Mexico, partially offset by new unit development. The increase in Restaurant profit associated with store portfolio actions was driven by new unit development partially offset by refranchising, primarily Mexico. Significant other factors impacting Company sales and/or Restaurant profit for the quarter to date ended June 11, 2011 were Company same store sales growth of 4% partially offset by higher labor costs and commodity inflation.

In the year to date ended June 11, 2011, the decrease in YRI Company sales associated with store portfolio actions was driven by refranchising, primarily Mexico and KFC Taiwan, partially offset by new unit development. Significant other factors impacting Company sales and/or Restaurant profit for the year to date ended June 11, 2011 were Company same store sales growth of 2% partially offset by higher labor costs and commodity inflation.

U.S.
	Quarter ended
Income / (Expense)	6/12/2010	Store Portfolio Actions	Other	FX	6/11/2011
Company sales	$811	$(72)	$(36)	N/A	$703
Cost of sales	(237)	22	(1)	N/A	(216)
Cost of labor	(235)	22	—	N/A	(213)
Occupancy and other	(208)	19	(2)	N/A	(191)
Restaurant profit	$131	$(9)	$(39)	N/A	$83
Restaurant Margin	16.1%				11.7%

	Year to date ended
Income / (Expense)	6/12/2010	Store Portfolio Actions	Other	FX	6/11/2011
Company sales	$1,574	$(145)	$(45)	N/A	$1,384
Cost of sales	(459)	43	(5)	N/A	(421)
Cost of labor	(472)	45	(2)	N/A	(429)
Occupancy and other	(419)	40	—	N/A	(379)
Restaurant profit	$224	$(17)	$(52)	N/A	$155
Restaurant Margin	14.2%				11.2%

In the quarter and year to date ended June 11, 2011, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising.  Significant other factors impacting Company sales and/or Restaurant profit were commodity inflation of $15 million and $23 million in the quarter and year to date ended June 11, 2011, respectively, Company same store sales declines of 5% and 3% in the quarter and year to date ended June 11, 2011, respectively, including a negative impact from sales mix shift, and higher self-insurance costs, due to an unfavorable overlap from the second quarter of 2010.

Franchise and License Fees and Income

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	6/11/2011	6/12/2010
China	$16	$12	35	29
YRI	189	159	18	12
U.S.	180	183	(1)	N/A
Worldwide	$385	$354	9	6

	Year to date ended		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	6/11/2011	6/12/2010
China	$29	$22	33	27
YRI	378	328	15	10
U.S.	352	353	—	N/A
Worldwide	$759	$703	8	6

The increases in China Franchise and license fees and income for the quarter and year to date ended June 11, 2011 were driven by the impacts of new unit development and same store sales.

YRI Franchise and license fees and income for the quarter and year to date ended June 11, 2011 was positively impacted by 4% due to the impact of refranchising. Excluding the impacts of refranchising and foreign currency translation, the increases in the quarter and year to date ended June 11, 2011 were driven by the impacts of new unit development and same store sales.
U.S. Franchise and license fees and income for the quarter and year to date ended June 11, 2011 was positively impacted by 3% due to the impact of refranchising. Excluding the impact of refranchising, the decreases in the quarter and year to date ended June 11, 2011 were driven by the impacts of same store sales declines.

General and Administrative Expenses

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	6/11/2011	6/12/2010
China	$67	$51	32	27
YRI	97	86	12	7
U.S.	102	109	(7)	N/A
Unallocated	42	37	14	N/A
Worldwide	$308	$283	8	6

	Year to date ended		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	6/11/2011	6/12/2010
China	$104	$81	29	24
YRI	176	164	8	4
U.S.	203	213	(5)	N/A
Unallocated	80	70	14	N/A
Worldwide	$563	$528	6	5

The increase in China G&A expenses for the quarter and year to date ended June 11, 2011, excluding the impact of foreign currency translation, was driven by increased compensation costs, resulting from higher headcount, wage increases and incentive compensation.

The increase in YRI G&A expenses for the quarter to date ended June 11, 2011, excluding the impact of foreign currency translation, was driven by the acquisition of our Russia business in 2010 and increased compensation costs, partially offset by G&A savings from refranchising all of our remaining company restaurants in Mexico.

The increase in YRI G&A expenses for the year to date ended June 11, 2011, excluding the impact of foreign currency translation, was driven by increased compensation costs and the acquisition of our Russia business in 2010, partially offset by G&A savings from refranchising all of our remaining company restaurants in Mexico and Taiwan.

The decrease in U.S. G&A expenses for the quarter and year to date ended June 11, 2011, was driven by lapping of higher litigation costs and decreased incentive compensation costs.

The increase in Unallocated G&A expenses for the quarter to date ended June 11, 2011, was driven by higher current year meeting and convention costs.

The increase in Unallocated G&A expenses for the year to date ended June 11, 2011, was driven by the lapping of adjustments to share based compensation estimates, as well as higher current year meeting and convention costs.

Worldwide Other (Income) Expense

	Quarter ended		Year to date ended
	6/11/2011	6/12/2010	6/11/2011	6/12/2010
Equity income from investments in unconsolidated affiliates	$(11)	$(8)	$(27)	$(20)
Foreign exchange net (gain) loss and other	(2)	(2)	(5)	—
Other (income) expense	$(13)	$(10)	$(32)	$(20)

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter ended				Year to date ended
	6/11/11	6/12/10	% B/(W)		6/11/11	6/12/10	% B/(W)
China	$182	$139	31		$397	$315	26
YRI	145	122	19		303	263	15
U.S.	132	184	(28)		255	327	(22)
Unallocated and corporate expenses	(41)	(37)	(11)		(79)	(70)	(13)
Unallocated Occupancy and other	3	3	(1)		6	3	53
Unallocated Closure and impairment expenses	—	—	NM		(66)	—	NM
Unallocated Other income (expense)	3	—	NM		7	—	NM
Unallocated Refranchising gain (loss)	(5)	10	NM		(3)	(53)	NM
Operating Profit	$419	$421	—		$820	$785	5
China Operating margin	15.4%	15.7%	(0.3)	ppts.	19.0%	19.8%	(0.8)	ppts.
YRI Operating margin	19.3%	17.6%	1.7	ppts.	21.4%	18.8%	2.6	ppts.
U.S. Operating margin	15.0%	18.6%	(3.6)	ppts.	14.8%	17.0%	(2.2)	ppts.

China Operating Profit increased 31% and 26% in the quarter and year to date ended June 11, 2011, respectively. Excluding the 6% and 5% favorable impacts from foreign currency translation, respectively, the increases were driven by the impact of same store sales growth and new unit development, partially offset by higher restaurant operating costs and G&A expenses.
YRI Operating Profit increased 19% and 15% in the quarter and year to date ended June 11, 2011, respectively. Excluding the 8% favorable impact from foreign currency translation, the increase in the quarter ended June 11, 2011 was driven by the impact of same store sales growth and new unit development, partially offset by higher G&A expenses. Excluding the 6% favorable impact from foreign currency translation, the increase in the year to date ended June 11, 2011 was driven by new unit development and the impact of same store sales growth, partially offset by higher G&A expenses.
U.S. Operating Profit decreased 28% and 22% in the quarter and year to date ended June 11, 2011, respectively. The decreases were primarily driven by higher restaurant operating costs and the impact of same store sales declines.
Unallocated Closure and impairment expenses for the year to date ended June 11, 2011 includes a pre-tax impairment charge of $66 million related to the planned sale of our LJS and A&W businesses. See Note 4.
Unallocated Refranchising gain (loss) for the year to date ended June 12, 2010 includes a pre-tax non-cash impairment charge of $73 million related to our offer to refranchise a substantial portion of our Company operated KFC restaurants in the U.S. See Note 4.

Interest Expense, Net

	Quarter ended			Year to date ended
	6/11/2011	6/12/2010	% B/(W)	6/11/2011	6/12/2010	% B/(W)
Interest expense	$41	$45	5	$89	$89	—
Interest income	(6)	(3)	64	(11)	(6)	64
Interest expense, net	$35	$42	11	$78	$83	5

Interest expense, net decreased $7 million or 11% for the quarter ended June 11, 2011 and decreased $5 million or 5% for the year to date ended June 11, 2011.  These decreases were primarily driven by increased interest income from higher cash balances. The quarter to date decrease was also driven by lower interest rates on the Senior Unsecured Notes issued in August 2010 and amounts recently borrowed under the senior unsecured revolving credit facility as compared to interest rates on the Senior Unsecured Notes which matured in April 2011.

Income Taxes

	Quarter ended		Year to date ended
	6/11/2011	6/12/2010	6/11/2011	6/12/2010
Income taxes	$62	$90	$153	$168
Effective tax rate	16.4%	23.8%	20.7%	24.0%

Our effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our second quarter 2011 rate was lower than the prior year primarily due to the more favorable impact of changes to audit reserves in certain foreign jurisdictions and prior year adjustments.

Year to date, our effective tax rate was lower than the prior year due to the favorable impact of those items mentioned above, partially offset by lapping a more favorable impact of foreign and U.S. tax effects attributable to ongoing foreign operations, including a 2010 foreign law change.

Consolidated Cash Flows

Net cash provided by operating activities was $923 million compared to $833 million in 2010.  The increase was primarily driven by the timing of income tax payments and higher operating profit before special items, partially offset by increased incentive compensation payments.

Net cash used in investing activities was $579 million versus $239 million in 2010.  The increase was driven by an increase in restricted cash and lapping higher U.S. refranchising proceeds in 2010.

Net cash used in financing activities was $840 million versus $412 million in 2010.  The increase was driven by current year repayment of long-term debt, partially offset by increased borrowings from our senior unsecured revolving credit facility.

Consolidated Financial Condition

Our Common Stock balance was zero at June 11, 2011 due to share repurchases.  Consistent with our historical practice, share repurchases in excess of the balance in the Common Stock account are recorded as a reduction to Retained earnings.

The decrease in Short-term borrowings was primarily due to the maturity of $650 million of Senior Unsecured Notes in April 2011.

The increase in Restricted cash was due to $300 million in funds placed in escrow which are restricted to the potential acquisition of additional shares in Little Sheep. See Note 4.

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

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  As of June 11, 2011 we also had approximately $700 million in unused capacity under revolving credit facilities that expire in 2012, primarily related to a domestic facility.

During the year ended December 25, 2010, we issued $350 million aggregate principal amount of 3.88% 10 year Senior Unsecured Notes due to the favorable credit markets.    On April 15, 2011 we repaid $650 million of Senior Unsecured Notes upon their maturity primarily with existing cash on hand.

Our China Division and YRI represented more than 65% of the Company’s operating profit in 2010 and both generate a significant amount of positive cash flows that we have historically used to fund our international development.  To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including share repurchases, dividends and debt repayments, we have historically been able to do so in a tax efficient manner.  As a result of our substantial international development a significant amount of historical investments in foreign subsidiaries are essentially permanent in duration as of June 11, 2011.  If we experience an unforeseen decrease in our cash flows from our U.S. business or are unable to refinance future U.S. debt maturities we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

We currently have investment grade ratings from Standard & Poor’s Rating Services (BBB-) and Moody’s Investors Service (Baa3).  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets if necessary.  Based on the amount and composition of our debt at June 11, 2011, which included borrowings of $350 million outstanding under our credit facilities, our interest expense would not materially increase on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

In the year to date ended June 11, 2011, we invested $330 million in capital spending, including approximately $133 million in the China Division, $90 million in the International Division and $107 million in the U.S.

In the year to date ended June 11, 2011, we repurchased shares for $308 million.    At June 11, 2011, we had remaining capacity to repurchase up to approximately $613 million of our outstanding Common Stock through June 2012 under a January 2011 authorization.

During the year to date ended June 11, 2011, we paid cash dividends of $234 million.  Additionally, on May 19, 2011 our Board of Directors approved a cash dividend of $0.25 per share of Common Stock, to be distributed on August 5, 2011 to shareholders of record at the close of business on July 15, 2011.  The Company is targeting an ongoing annual dividend payout ratio of 35% to 40% of net income.

In connection with the preliminary proposal to acquire substantially all outstanding shares of Little Sheep, we have placed $300 million in escrow and provided a $300 million letter of credit to demonstrate availability of funds to acquire additional shares in this business. These funds placed in escrow are restricted to the potential acquisition of Little Sheep and are separately presented in our Condensed Consolidated Balance Sheet at June 11, 2011 and in our Consolidated Statement of Cash Flows for the year to date ended June 11, 2011. See Note 4.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 24 participating banks with commitments ranging from $20 million to $93 million.  We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At June 11, 2011, our unused Credit Facility totaled $363 million net of outstanding letters of credit of $437 million.  There were borrowings of $350 million outstanding under the Credit Facility at June 11, 2011.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving international credit facility (the “ICF”) which matures in November 2012 and includes 6 banks with commitments ranging from $35 million to $90 million.  We believe the syndication reduces our dependency on any one bank.  There was available credit of $350 million and no outstanding borrowings under the ICF at June 11, 2011. The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

The Credit Facility and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at June 11, 2011 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2012 through 2037 and interest rates ranging from 3.88% to 7.70%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.6 billion at June 11, 2011.

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

See Note 5 for further details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company in its first quarter of fiscal 2012 and will be applied retrospectively. The Company currently believes there will be no significant impact on its consolidated financial statements.
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in its first quarter of fiscal 2012 and will be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.

In April 2011, the FASB issued Accounting Standards Update (Update) No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, that clarifies which debt restructurings are considered troubled debt restructurings.  Debt, which includes receivables, restructured in a troubled debt restructuring is classified as impaired for calculation of the allowance for doubtful accounts and is subject to additional disclosures detailing the modifications of the debt.  We do not anticipate the adoption of this guidance to materially impact the Company.  The guidance is effective for interim or annual periods beginning on or after June 15, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 11, 2011 to the disclosures made in Item 7A of the Company’s 2010 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 11, 2011.

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

We have reviewed the accompanying condensed consolidated balance sheet of Yum! Brands, Inc. and Subsidiaries (“YUM”) as of June 11, 2011, the related condensed consolidated statements of income for the twelve and twenty-four weeks ended June 11, 2011 and June 12, 2010, and the related condensed consolidated statements of cash flows for the twenty-four weeks ended June 11, 2011 and June 12, 2010. These condensed consolidated financial statements are the responsibility of YUM's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of YUM as of December 25, 2010, and the related consolidated statements of income, cash flows and shareholders' equity (deficit) and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated February 14, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 25, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Louisville, Kentucky
July 19, 2011

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 11, 2011 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period 4
3/20/11-4/16/11	1,583,522	$50.64	1,583,522	$699,026,008

Period 5
4/17/11-5/14/11	1,150,100	$53.00	1,150,100	$638,071,508

Period 6
5/15/11-6/11/11	454,507	$54.20	454,507	$613,435,194
Total	3,188,129	$52.00	3,188,129	$613,435,194

In March 2010, our Board of Directors authorized additional share repurchases through March 31, 2011, of up to $300 million (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended June 11, 2011, approximately 0.6 million shares were repurchased under this authorization.

In January 2011, our Board of Directors authorized additional share repurchases, through June 30, 2012, of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock.  For the quarter ended June 11, 2011, approximately 2.6 million shares were repurchased under this authorization.

Item 6. Exhibits

	(a)	Exhibit Index

EXHIBITS

		Exhibit 3.1	Restated Articles of Incorporation of Yum, which is incorporated herein by reference from Exhibit 3.1 on Form 8-K filed on May 27, 2011.

		Exhibit 3.2	Amended and restated Bylaws of Yum, which are incorporated herein by reference from Exhibit 3.2 on Form 8-K filed on May 27, 2011.

		Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm).

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

YUM! BRANDS, INC.
(Registrant)

Date:	July 19, 2011	/s/ David E. Russell
Vice President, Corporate Controller
(Principal Accounting Officer)