Form 10-Q
period 2011-09-03
YUM BRANDS INC
filed 2011-10-11
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 3, 2011

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

 The number of shares outstanding of the Registrant’s Common Stock as of October 5, 2011 was 460,496,491 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to Date
Revenues	9/3/2011	9/4/2010	9/3/2011	9/4/2010
Company sales	$2,854	$2,496	7,336	$6,712
Franchise and license fees and income	420	366	1,179	1,069
Total revenues	3,274	2,862	8,515	7,781
Costs and Expenses, Net
Company restaurants
Food and paper	970	788	2,424	2,112
Payroll and employee benefits	600	516	1,609	1,480
Occupancy and other operating expenses	790	713	2,063	1,935
Company restaurant expenses	2,360	2,017	6,096	5,527
General and administrative expenses	310	285	873	813
Franchise and license expenses	41	24	104	71
Closures and impairment (income) expenses	25	5	113	21
Refranchising (gain) loss	66	(2)	69	51
Other (income) expense	(16)	(11)	(48)	(31)
Total costs and expenses, net	2,786	2,318	7,207	6,452
Operating Profit	488	544	1,308	1,329
Interest expense, net	32	38	110	121
Income Before Income Taxes	456	506	1,198	1,208
Income tax provision	67	139	220	307
Net Income – including noncontrolling interests	389	367	978	901
Net Income – noncontrolling interests	6	10	15	17
Net Income – YUM! Brands, Inc.	$383	$357	$963	$884

Basic Earnings Per Common Share	$0.82	$0.76	$2.05	$1.87

Diluted Earnings Per Common Share	$0.80	$0.74	$1.99	$1.82

Dividends Declared Per Common Share	$—	$—	$0.50	$0.42

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/3/2011	9/4/2010
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$978	$901
Depreciation and amortization	426	383
Closures and impairment (income) expenses	113	21
Refranchising (gain) loss	69	51
Contributions to defined benefit pension plans	(12)	(22)
Deferred income taxes	(72)	(130)
Equity income from investments in unconsolidated affiliates	(40)	(34)
Distributions of income received from unconsolidated affiliates	37	34
Excess tax benefits from share-based compensation	(33)	(46)
Share-based compensation expense	40	37
Changes in accounts and notes receivable	(19)	(6)
Changes in inventories	9	(30)
Changes in prepaid expenses and other current assets	(29)	15
Changes in accounts payable and other current liabilities	142	94
Changes in income taxes payable	55	118
Other, net	39	111
Net Cash Provided by Operating Activities	1,703	1,497

Cash Flows – Investing Activities
Capital spending	(553)	(490)
Proceeds from refranchising of restaurants	119	106
Acquisitions	(1)	(62)
Sales of property, plant and equipment	15	21
Increase in restricted cash	(300)	—
Other, net	(20)	(10)
Net Cash Used in Investing Activities	(740)	(435)

Cash Flows – Financing Activities
Proceeds from long-term debt	349	350
Repayments of long-term debt	(662)	(20)
Revolving credit facilities, three months or less, net	—	12
Short-term borrowings by original maturity
More than three months - proceeds	—	—
More than three months - payments	—	—
Three months or less, net	—	5
Repurchase shares of Common Stock	(562)	(283)
Excess tax benefits from share-based compensation	33	46
Employee stock option proceeds	30	64
Dividends paid on Common Stock	(350)	(295)
Other, net	(33)	(30)
Net Cash Used in Financing Activities	(1,195)	(151)
Effect of Exchange Rates on Cash and Cash Equivalents	42	10
Net Increase (Decrease) in Cash and Cash Equivalents	(190)	921
Cash and Cash Equivalents - Beginning of Period	1,426	353
Cash and Cash Equivalents - End of Period	$1,236	$1,274

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	9/3/2011	12/25/2010
ASSETS
Current Assets
Cash and cash equivalents	$1,236	$1,426
Accounts and notes receivable, net	281	256
Inventories	186	189
Prepaid expenses and other current assets	466	269
Deferred income taxes	76	61
Advertising cooperative assets, restricted	106	112
Total Current Assets	2,351	2,313

Property, plant and equipment, net	3,872	3,830
Goodwill	672	659
Intangible assets, net	286	475
Investments in unconsolidated affiliates	158	154
Restricted cash	300	—
Other assets	486	519
Deferred income taxes	424	366
Total Assets	$8,549	$8,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,751	$1,602
Income taxes payable	123	61
Short-term borrowings	287	673
Advertising cooperative liabilities	106	112
Total Current Liabilities	2,267	2,448

Long-term debt	2,940	2,915
Other liabilities and deferred credits	1,259	1,284
Total Liabilities	6,466	6,647

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 461 shares and 469 shares issued in 2011 and 2010, respectively	—	86
Retained earnings	2,082	1,717
Accumulated other comprehensive income (loss)	(89)	(227)
Total Shareholders’ Equity – YUM! Brands, Inc.	1,993	1,576
Noncontrolling interests	90	93
Total Shareholders’ Equity	2,083	1,669
Total Liabilities and Shareholders’ Equity	$8,549	$8,316

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2010 Form 10-K, our financial position as of September 3, 2011, and the results of our operations for the quarters and years to date ended September 3, 2011 and September 4, 2010 and cash flows for the years to date ended September 3, 2011 and September 4, 2010.  Our results of operations and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	9/3/2011	9/4/2010	9/3/2011	9/4/2010
Net Income – YUM! Brands, Inc.	$383	$357	$963	$884

Weighted-average common shares outstanding (for basic calculation)	469	473	471	473
Effect of dilutive share-based employee compensation	12	11	12	12
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	481	484	483	485
Basic EPS	$0.82	$0.76	$2.05	$1.87
Diluted EPS	$0.80	$0.74	$1.99	$1.82
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	4.8	0.2	3.9	3.2

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the year to date ended September 3, 2011 and September 4, 2010, as indicated below.  All amounts exclude applicable transaction fees.

		Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	Authorization Expiration Date	2011		2010	2011		2010	2011
September 2009	September 2010	—		7,598	$—		$283	$—
March 2010	March 2011	3,441		—	171		—	—
January 2011	June 2012	7,235		—	374		—	376
Total		10,676	(a)	7,598	$545	(a)	$283	$376

(a)
Amount excludes the effect of $19 million in share repurchases (0.4 million shares) with trade dates prior to the 2010 fiscal year end but cash settlement dates subsequent to the 2010 fiscal year end and includes the effect of $2 million in share repurchases (0.04 million shares) with trade dates prior to September 3, 2011 but with settlement dates subsequent to September 3, 2011.

Comprehensive income was as follows:

	Quarter ended		Year to date
	9/3/2011	9/4/2010	9/3/2011	9/4/2010
Net Income – YUM! Brands, Inc.	$383	$357	$963	$884
Foreign currency translation adjustment	1	20	118	(27)
Changes in fair value of derivatives, net of tax	(2)	(6)	(12)	23
Reclassification of derivative (gains) losses to Net Income, net of tax	1	8	12	(22)
Reclassification of pension actuarial losses to Net Income, net of tax	6	4	16	13
Total comprehensive income – YUM! Brands, Inc.	$389	$383	$1,097	$871

A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling interests as of December 25, 2010	$93
Net Income – noncontrolling interests	15
Foreign currency translation adjustment	3
Dividends declared	(21)
Noncontrolling interests as of September 3, 2011	$90

Note 4 - Items Affecting Comparability of Net Income and/or Cash Flows

Pizza Hut United Kingdom ("UK") Refranchising
During the quarter ended September 3, 2011 we decided to refranchise or close all of our remaining company operated Pizza Hut dine-in restaurants in the UK market. While the asset group comprising approximately 350 stores did not meet the criteria for held for sale classification as of September 3, 2011, our decision to sell was considered an impairment indicator. As such we reviewed the asset group for potential impairment and determined that its carrying value was not recoverable based upon our estimate of expected refranchising proceeds and holding period cash flows anticipated while we continue to operate the restaurants as company units.  Accordingly, we wrote the asset group down to our estimate of its fair value, which is based on the sales price we would expect to receive from a buyer.  This fair value determination considered current market conditions, trends in the Pizza Hut UK business, and prices for similar transactions in the restaurant industry and resulted in a non-cash write down totaling $80 million, of which $74 million was recorded to refranchising loss and $6 million was recorded to closures and impairment expenses for stores we will likely close.  We continued to depreciate the full carrying value of these restaurants through the quarter ended September 3, 2011 and will continue to depreciate the carrying value, adjusted for the write down described in the previous sentence, going forward until the date we believe the held for sale criteria for the restaurants to be sold are met.  Additionally, we will continue to review the asset group for any further necessary impairment.  We also recorded $2 million in refranchising loss related to obligations that we believe are now probable related to the proposed refranchising of Pizza Hut UK. The write down does not include any allocation of the Pizza Hut UK reporting unit goodwill in the asset group carrying value.  This additional non-cash write down would be recorded, consistent with our historical policy, if the asset group ultimately meets the criteria to be classified as held for sale.  Upon the ultimate sale of the restaurants, depending on the form of the transaction, we could also be required to record a charge for the fair value of any guarantee of future lease payments for any leases we assign to a franchisee and for the cumulative foreign currency translation adjustment associated with Pizza Hut UK. The decision to refranchise or close all remaining Pizza Hut dine-in restaurants in the UK was considered to be a goodwill impairment indicator. We determined that the fair value of our Pizza Hut UK reporting unit exceeded its carrying value and as such there was no goodwill impairment.
Planned Sale of LJS and A&W

During the quarter ended September 3, 2011 we determined that the asset groups comprising the LJS and A&W brands that we had previously decided to sell in the first quarter of 2011 had met the criteria to be classified as held for sale. Accordingly, we wrote the carrying value of the disposal groups down to their fair values, which reflected the sales prices we expect to receive, less estimated costs to sell.  This resulted in a non-cash pre-tax write down of the disposal groups' carrying value of $16 million. Upon our initial decision to sell in the quarter ended March 19, 2011, we recorded a $66 million held for use impairment charge, and thus have recorded $82 million in impairment in the year to date ended September 3, 2011. On September 22, 2011 we entered into definitive agreements to sell the LJS and A&W brands to key franchisee leaders.

As a result of these asset groups being deemed held for sale, we recognized tax benefits of $53 million related to tax losses associated with the planned sales. Additionally, we ceased amortization of the long-lived assets of the disposal groups and reclassified all assets and liabilities within the disposal groups as held for sale. As a result of this reclassification, $144 million of assets and $79 million of liabilities have been classified as Prepaid expenses and other current assets and Accounts payable and other current liabilities, respectively, in our Condensed Consolidated Balance Sheet as of September 3, 2011. As of December 25, 2010 the combined assets and liabilities for LJS and A&W are primarily presented as Intangible assets, net of approximately $190 million and Long-term debt of approximately $60 million. These businesses have not historically been significant to our operating results.

Potential Acquisition of Additional Ownership in Little Sheep

We currently own 27% of the outstanding shares of Little Sheep Group Limited (“Little Sheep”), a Hot Pot concept headquartered in Inner Mongolia, China. On April 26, 2011, we announced that we had submitted a preliminary proposal to Little Sheep under which we would offer to acquire all outstanding shares of Little Sheep, other than a minority interest to be held by the chairman and other founding shareholders of Little Sheep. On May 12, 2011, we made a pre-conditional cash offer to acquire additional shares of Little Sheep for approximately $570 million. If approved, this would bring our total ownership to approximately 93% of the Little Sheep business. In connection with this potential acquisition, we have placed $300 million in escrow and provided a $300 million letter of credit to demonstrate availability of funds to acquire the additional shares in this business. The funds placed in escrow are restricted to the potential acquisition of Little Sheep and are separately presented in our Condensed Consolidated Balance Sheet as of September 3, 2011 and in our Condensed Consolidated Statement of Cash Flow for the year to date ended September 3, 2011.

Russia Acquisition

On July 1, 2010, we completed the exercise of our option with our Russian partner to purchase their interest in the co-branded Rostik's-KFC restaurants across Russia and the Commonwealth of Independent States. As a result, we acquired company ownership of 50 restaurants and gained full rights and responsibilities as franchisor of 81 restaurants, which our partner previously managed as master franchisee. Upon exercise of our option, we paid cash of $56 million, net of settlement of a long-term note receivable of $11 million, and assumed long-term debt of $10 million which was subsequently repaid. The remaining balance of the purchase price of $16 million will be paid in cash by July 2012. The impact of consolidating this business on all line items within our Condensed Consolidated Statement of Income was insignificant for the quarter and year to date ended September 3, 2011.

Issuance and Repayment of Senior Unsecured Notes

On August 22, 2011, we issued $350 million aggregate principal amount of 3.75% Senior Unsecured Notes that are due on November 1, 2021 (the "2011 Notes").

On April 15, 2011, we repaid $650 million of Senior Unsecured Notes upon their maturity primarily with existing cash on hand.

On August 24, 2010, we issued $350 million aggregate principal amount of 3.88% Senior Unsecured Notes that are due on November 1, 2020.

Facility Actions

Refranchising (gain) loss, Store closure (income) costs and Store impairment charges by reportable segment are as follows:

	Quarter ended September 3, 2011
	China	YRI	U.S.	Worldwide
Refranchising (gain) loss (a) (d)	$(5)	$75	$(4)	$66

Store closure (income) costs(b)	$(1)	$2	$(1)	$—
Store impairment charges	1	7	1	9
Closure and impairment (income) expenses (c)	$—	$9	$—	$9

	Quarter ended September 4, 2010
	China	YRI	U.S.	Worldwide
Refranchising (gain) loss (a)	$(1)	$(1)	$—	$(2)

Store closure (income) costs(b)	$(1)	$1	$1	$1
Store impairment charges	1	2	1	4
Closure and impairment (income) expenses	$—	$3	$2	$5

	Year to date ended September 3, 2011
	China	YRI	U.S.	Worldwide
Refranchising (gain) loss (a) (d)	$(8)	$74	$3	$69

Store closure (income) costs(b)	$(2)	$3	$2	$3
Store impairment charges	5	15	8	28
Closure and impairment (income) expenses(c)	$3	$18	$10	$31

	Year to date ended September 4, 2010
	China	YRI	U.S.	Worldwide
Refranchising (gain) loss (a) (e) (f)	$(5)	$5	$51	$51

Store closure (income) costs(b)	$(1)	$—	$2	$1
Store impairment charges	6	6	8	20
Closure and impairment (income) expenses	$5	$6	$10	$21

(a)	Refranchising (gain) loss is not allocated to segments for performance reporting purposes.

(b)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

(c)
This table excludes $16 million and $82 million of closure and impairment losses in the quarter and year to date ended September 3, 2011, respectively, recorded for the planned sales of LJS and A&W that were not allocated to segments for performance reporting purposes.

(d)	Includes the $76 million refranchising loss as a result of our decision to offer to refranchise all our remaining company-owned Pizza Hut dine-in restaurants in the UK.

(e)
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

(f)
U.S. refranchising loss for the year to date ended September 4, 2010 included $73 million in non-cash impairment charges related to our offer to refranchise a substantial portion of our Company operated KFCs in the U.S. in the first quarter of 2010.  The majority of these restaurants offered for sale in 2010 continue to be Company operated at September 3, 2011.  We believed in 2010 and continue to believe at September 3, 2011 that the restaurant groups for which we have not yet entered into agreements to sell do not meet the criteria to be classified as held for sale.  Consistent with our historical policy, we are reviewing these restaurant groups for impairment on a held for use basis each quarter as a result of our intent to refranchise.  To the extent the carrying value of these restaurant groups is not recoverable based upon our estimate of expected refranchising proceeds and holding period cash flows while we continue to operate the restaurants, we have further written them down to our current estimates of their fair value.  These fair value estimates, which are based on the sales price we would expect to receive for each restaurant group, consider current market conditions, real-estate values, trends in the KFC-U.S. business, prices for similar transactions in the restaurant industry and preliminary offers for any restaurant groups to date.  We continue to depreciate the carrying values of the restaurant assets, net of the aforementioned impairment charges, and will continue to do so through the date we believe the held for sale criteria for any restaurant groups are met.  The impairment charges recorded do not include any allocation of the KFC reporting unit goodwill in the restaurant groups’ carrying values.  This additional non-cash write down is being recorded, consistent with our historical policy, when a restaurant group ultimately meets the criteria to be classified as held for sale.  We will also be required to record a charge for the fair value of our guarantee of future lease payments for leases we assign to the franchisee upon any sale.

Assets held for sale at September 3, 2011 and December 25, 2010 total $159 million and $23 million, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. Assets held for sale at September 3, 2011 primarily consist of $144 million related to the planned sales of the LJS and A&W brands. Liabilities held for sale at September 3, 2011 total $79 million related to the planned sales of the LJS and A&W brands and are included in Accounts payable and other current liabilities in our Condensed Consolidated Balance Sheet.

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

Note 6 - Other (Income) Expense

	Quarter ended		Year to date
	9/3/2011	9/4/2010	9/3/2011	9/4/2010
Equity income from investments in unconsolidated affiliates	$(13)	$(14)	$(40)	$(34)
Foreign exchange net (gain) loss and other	(3)	3	(8)	3
Other (income) expense	$(16)	$(11)	$(48)	$(31)

Note 7 - Supplemental Balance Sheet Information

Receivables

	9/3/2011	12/25/2010
Accounts and notes receivable	$308	$289
Allowance for doubtful accounts	(27)	(33)
Accounts and notes receivable, net	$281	$256

	9/3/2011	12/25/2010
Noncurrent notes receivable and direct financing leases	$19	$87
Allowance for doubtful accounts	(4)	(30)
Noncurrent notes receivable and direct financing leases, net	$15	$57

The Company’s receivables are primarily generated as a result of ongoing business relationships with our franchisees and licensees as a result of royalty and lease agreements.  Trade receivables consisting of royalties from franchisees and licensees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable on our Condensed Consolidated Balance Sheets.  Our financing receivables primarily consist of notes receivable and direct financing leases with franchisees which we enter into from time to time.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable while non-current amounts are included in Other assets.  The decrease in Allowance for doubtful accounts associated with Accounts and notes receivable and the decrease in Noncurrent notes receivable and direct financing leases, net were primarily due to the classification of our LJS and A&W brands as held for sale during the quarter ended September 3, 2011. See Note 4.

Property, Plant and Equipment

	9/3/2011	12/25/2010
Property, plant and equipment, gross	$7,255	$7,103
Accumulated depreciation and amortization	(3,383)	(3,273)
Property, plant and equipment, net	$3,872	$3,830

Note 8 - Income Taxes

	Quarter ended		Year to date
	9/3/2011	9/4/2010	9/3/2011	9/4/2010
Income taxes	$67	$139	$220	$307
Effective tax rate	14.6%	27.5%	18.4%	25.4%

Our effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our third quarter 2011 rate was lower than the prior year primarily due to the one-time $53 million tax benefit recognized as a result of tax losses associated with the planned sales of the LJS and A&W brands. Our rate was also favorably impacted by changes to audit reserves.

Year to date, our effective tax rate was lower than the prior year due to the one-time $53 million tax benefit mentioned above as well as the favorable impact of changes to audit reserves. This was partially offset by lapping a more favorable impact of foreign and U.S. tax effects attributable to ongoing foreign operations, including a 2010 foreign law change.

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006. The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries. The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $165 million. Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006. The potential additional taxes for these later years, through 2010, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $320 million plus net interest through 2010 of approximately $20 million.

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

The following tables summarize revenue and operating profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	9/3/2011	9/4/2010	9/3/2011	9/4/2010
China	$1,600	$1,188	$3,686	$2,783
YRI	801	704	2,220	2,101
U.S.	873	970	2,609	2,897
	$3,274	$2,862	$8,515	$7,781

	Quarter ended		Year to date
Operating Profit	9/3/2011	9/4/2010	9/3/2011	9/4/2010
China(a)	$301	$267	$698	$582
YRI	163	142	466	405
United States	143	168	398	495
Unallocated Occupancy and other	2	2	8	5
Unallocated and corporate expenses	(43)	(36)	(122)	(106)
Unallocated Other income (expense)	4	(1)	11	(1)
Unallocated impairment expense(b)	(16)	—	(82)	—
Unallocated Refranchising gain (loss)(c)	(66)	2	(69)	(51)
Operating Profit	$488	$544	$1,308	$1,329
Interest expense, net	(32)	(38)	(110)	(121)
Income Before Income Taxes	$456	$506	$1,198	$1,208

(a)
Includes equity income from investments in unconsolidated affiliates of $13 million and $14 million for the quarters ended September 3, 2011 and September 4, 2010, respectively, and $40 million and $34 million for the years to date ended September 3, 2011 and September 4, 2010, respectively.

(b)	Amounts represent impairment charges resulting from the planned sale of the LJS and A&W businesses. See Note 4.

(c)
Includes refranchising losses of $76 million related to Pizza Hut dine-in restaurants in the UK during the quarter and year to date ended September 3, 2011 and $73 million of refranchising losses related to KFC in the U.S. during the year to date ended September 4, 2010. See Note 4.

Note 10 - Pension Benefits

We sponsor noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other U.S. plan are paid by the Company as incurred.  During 2001, the plans covering our U.S. salaried employees were amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans.  We also sponsor various defined benefit pension plans covering certain of our non-U.S. employees, the most significant of which are in the UK.  Our plans in the UK have previously been amended such that new employees are not eligible to participate in those plans.

The components of net periodic benefit cost associated with our U.S. pension plans and significant International pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended		Quarter ended
	9/3/2011	9/4/2010	9/3/2011	9/4/2010
Service cost	$6	$5	$1	$1
Interest cost	14	15	3	2
Expected return on plan assets	(16)	(16)	(3)	(1)
Amortization of net loss	7	5	—	—
Amortization of prior service cost	1	—	—	—
Net periodic benefit cost	$12	$9	$1	$2

	U.S. Pension Plans		International Pension Plans
	Year to date		Year to date
	9/3/2011	9/4/2010	9/3/2011	9/4/2010
Service cost	$17	$17	$4	$4
Interest cost	44	43	7	6
Expected return on plan assets	(49)	(48)	(8)	(6)
Amortization of net loss	21	16	1	1
Amortization of prior service cost	1	—	—	—
Net periodic benefit cost	$34	$28	$4	$5

We made no contributions to the Plan during the year to date ended September 3, 2011. We continue to evaluate the funded status of the Plan, and we may choose to make discretionary contributions of approximately $50 million in the fourth quarter of 2011. We made contributions of approximately $9 million to plans in the UK during the year to date ended September 3, 2011 and no additional significant contributions are anticipated in 2011.

Note 11 - Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed rate debt.  At September 3, 2011, our interest rate derivative instruments outstanding had notional amounts of $550 million and have been designated as fair value hedges of a portion of our debt.  All of the Company's interest rate swaps that have been designated as fair value hedges meet the shortcut method requirements and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the forward contract with the cumulative change in the hedged item.  At September 3, 2011, foreign currency forward contracts outstanding had a total notional amount of $437 million.

The fair values of derivatives designated as hedging instruments as of September 3, 2011 and December 25, 2010 were:

	9/3/2011	12/25/2010	Condensed Consolidated Balance Sheet Location
Interest Rate Swaps - Asset	$11	$8	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	27	33	Other assets
Foreign Currency Forwards - Asset	—	7	Prepaid expenses and other current assets
Foreign Currency Forwards - Liability	(15)	(3)	Accounts payable and other current liabilities
Total	$23	$45

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $9 million and $23 million to Short-term borrowings and Long-term debt, respectively, at September 3, 2011 and as an addition of $5 million and $26 million to Short-term borrowings and Long-term debt, respectively at December 25, 2010.  During the quarter and year to date ended September 3, 2011, Interest expense, net was reduced by $5 million and $18 million, respectively, for recognized gains on these interest rate swaps. During the quarter and year to date ended September 4, 2010, Interest expense, net was reduced by $8 million and $23 million, respectively, for recognized gains on these interest rate swaps.

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Other Comprehensive Income (“OCI”) and reclassified into income from OCI:

	Quarter ended		Year to date
	9/3/2011	9/4/2010	9/3/2011	9/4/2010
Gains (losses) recognized into OCI, net of tax	$(2)	$(6)	$(12)	$23
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$(1)	$(8)	$(12)	$22

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Condensed Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the quarters and years to date ended September 3, 2011 and September 4, 2010.

Additionally, we had a net deferred loss of $13 million, net of tax, as of September 3, 2011 within Accumulated OCI due to treasury locks and forward starting interest rate swaps that were cash settled in prior years, as well as outstanding foreign currency forward contracts.  The majority of this loss arose from the 2007 settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being recognized in interest expense through 2037 consistent with interest payments made on the related Senior Unsecured Notes.  In the quarters and years to date ended September 3, 2011 and September 4, 2010, an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At September 3, 2011, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 12 - Fair Value Disclosures

The following table presents the fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the year to date ended September 3, 2011.

	Fair Value
	Level	9/3/2011	12/25/2010
Foreign Currency Forwards, net	2	$(15)	$4
Interest Rate Swaps, net	2	38	41
Other Investments	1	14	14
Total		$37	$59

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.  The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities where employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities in Other assets in our Condensed Consolidated Balance Sheet and their fair value is determined based on the closing market prices of the respective mutual funds as of September 3,

2011 and December 25, 2010.

In the quarter and year to date ended September 3, 2011, we recorded impairment charges of $100 million and $122 million, respectively, to write down long-lived assets of certain restaurants or groups of restaurants to their estimated fair values. The long-lived assets of these restaurants were deemed to be impaired on a held for use basis. The fair value measurements used in these impairment evaluations were made using significant unobservable inputs (Level 3). Of the $100 million impairment charge recorded in the quarter ended September 3, 2011, $6 million was recorded in Closures and impairment (income) expenses and $94 million was recorded in Refranchising (gain) loss. Of the $122 million impairment charge recorded in the year to date ended September 3, 2011, $21 million was recorded in Closures and impairment (income) expenses and $101 million was recorded in Refranchising (gain) loss.
The $6 million and $21 million of impairment charges in Closures and impairment (income) expenses recorded in the quarter and year to date ended September 3, 2011, respectively, resulted from our impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The $94 million and $101 million of impairment charges in Refranchising (gain) loss recorded in the quarter and year to date ended September 3, 2011, respectively, related to writing down the assets of restaurants or restaurant groups offered for refranchising and deemed to be impaired on a held for use basis. The fair value measurements used in our impairment evaluation were based on estimates of the sales prices we anticipated receiving from a franchisee for the restaurants or restaurant groups. See Note 4 for further discussion of impairment related to our offer to refranchise a substantial portion of our Company operated KFCs in the U.S. and all of our Company operated Pizza Hut dine-in restaurants in the UK market.
In the quarter and year to date ended September 3, 2011, we recorded impairment charges of $16 million and $82 million, respectively, in Closures and impairment (income) expenses to write down the trademarks and franchise contract rights of LJS and A&W as a result of our decision to sell those brands. As of September 3, 2011, the disposal groups comprising these brands were deemed held for sale and fair value measurements reflected an estimate of the sales prices, less costs to dispose.
In the quarter and year to date ended September 4, 2010, we recorded impairment charges of $3 million and $90 million, respectively, to write down long-lived assets of certain restaurants or groups of restaurants to their estimated fair values. The long-lived assets of these restaurants were deemed to be impaired on a held for use basis. The fair value measurements used in these impairment evaluations were made using significant unobservable inputs (Level 3). Of the $3 million impairment charge in the quarter ended September 4, 2010, $2 million was recorded in Closures and impairment (income) expenses and $1 million was recorded in Refranchising (gain) loss. Of the $90 million impairment charge recorded in the year to date ended September 4, 2010, $12 million was recorded in Closures and impairment (income) expenses and $78 million was recorded in Refranchising (gain) loss.
The $2 million and $12 million of impairment charges in Closures and impairment (income) expenses recorded in the quarter and year to date ended September 4, 2010, respectively, resulted from our impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The $1 million and $78 million of impairment charges in Refranchising (gain) loss recorded in the quarter and year to date ended September 4, 2010, respectively, related to writing down the assets of restaurants or restaurant groups offered for refranchising and deemed to be impaired on a held for use basis. The fair value measurements used in our impairment evaluation were based on estimates of the sales prices we anticipated receiving from a franchisee for the restaurants or restaurant groups. See Note 4 for further discussion of impairment related to our offer to refranchise a substantial portion of our Company operated KFCs in the U.S.
At September 3, 2011 the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.5 billion, compared to their carrying value of $3.0 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Note 13 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2026.  As of September 3, 2011, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $525 million.  The present value of these potential payments discounted at our pre-tax cost of debt at September 3, 2011 was approximately $475 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at September 3, 2011 was not material.

Franchise Loan Pool Guarantees

We have agreed to provide financial support, if required, to an entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants in the U.S. and, to a lesser extent, in connection with the Company’s refranchising programs.  As part of this agreement, we have provided a partial guarantee of approximately $14 million and two letters of credit totaling approximately $23 million in support of the franchisee loan program at September 3, 2011.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were $63 million with an additional $37 million available for lending at September 3, 2011.

In addition to the guarantee program described above, YUM has provided guarantees of $20 million on behalf of franchisees for several financing programs related to specific initiatives.  The total nominal loans outstanding under these financing programs were approximately $25 million at September 3, 2011.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ loss exposures including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, “property and casualty losses”).  To mitigate the cost of our exposures for certain property and casualty losses, we make annual decisions to self-insure the risks of loss up to defined maximum per occurrence retentions on a line by line basis or to combine certain lines of coverage into one loss pool with a single self-insured aggregate retention.  The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence or aggregate retention.  The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.  As of September 3, 2011 and December 25, 2010, we had liabilities recorded for self-insured property and casualty losses of $147 million and $150 million, respectively.

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
On September 15, 2011, the parties entered into a Memorandum of Understanding setting forth the terms upon which the parties have agreed to settle this matter. On October 5, 2011, the arbitrator granted the parties' Joint Motion for Preliminary Approval of the Settlement. The Final Approval Hearing is scheduled for December 12, 2011. The anticipated costs associated with the settlement have been recorded and did not significantly impact our results of operations.
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
On January 29, 2010, the court granted the plaintiffs' class certification motion with respect to the unpaid overtime claims of RGMs and Market Training Managers but denied class certification on the meal period claims. The court has ruled that this case will be tried to the bench rather than a jury. Trial is scheduled to begin on February 6, 2012. On June 20, 2011, the United States Supreme Court issued its ruling in Wal-Mart Stores, Inc. v. Dukes. The Supreme Court held that the class in that case was improperly certified. Based on this decision and subsequent similar decisions, Taco Bell will move to decertify the class. A hearing on Taco Bell's motion is scheduled for November 4, 2011.
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
On May 19, 2009 the court granted Taco Bell's motion to consolidate these matters, and the consolidated case is styled In Re Taco Bell Wage and Hour Actions. The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint on June 29, 2009, and on March 30, 2010 the court approved the parties' stipulation to dismiss the Company from the action. Plaintiffs filed their motion for class certification on December 30, 2010 and the class certification hearing took place in June 2011. Taco Bell also filed, at the invitation of the court, a motion to stay the proceedings until the California Supreme Court rules on two cases concerning meal and rest breaks. On August 22, 2011, the court granted Taco Bell's motion to stay the meal and rest break claims. On September 26, 2011, the court issued its order denying the certification of the remaining claims.

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

On December 16, 2009, the court denied Taco Bell's motion for summary judgment on the ADA claims and ordered plaintiff to file a definitive list of remaining issues and to select one restaurant to be the subject of a trial. The exemplar trial for that restaurant began on June 6, 2011. The trial was bifurcated and the first stage addressed whether violations existed at the restaurant. Twelve alleged violations of the ADA and state law were tried. The trial ended on June 16, 2011. On October 5, 2011, the court issued its trial decision. The court found liability for the twelve items, finding that they were once out of compliance with applicable state and/or federal accessibility standards. The court also found that classwide injunctive relief is warranted. The court declined to order injunctive relief at this time, however, citing the pendency of Taco Bell's motions to decertify both the injunctive and damages class. In a separate order, the court vacated the December 12, 2011 date previously set for an exemplar trial for damages on the single restaurant.
On June 20, 2011, the United States Supreme Court issued its ruling in Wal-Mart Stores, Inc. v. Dukes. The Supreme Court held that the class in that case was improperly certified. The same legal theory was used to certify the class in the Moeller case, and Taco Bell filed a motion to decertify the class on August 3, 2011. During the exemplar trial, the court observed that the restaurant had been in full compliance with all laws since March, 2010, and Taco Bell argues in its decertification motion that, in light of the decision in the Dukes case, no damages class can be certified and that injunctive relief is not appropriate, regardless of class status.
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
On July 9, 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the United States District Court for the District of Colorado. The complaint alleges that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the FLSA and Colorado state law. On January 4, 2010, plaintiffs filed a motion for conditional certification of a nationwide class of current and former Pizza Hut, Inc. delivery drivers. However, on March 11, 2010, the court granted Pizza Hut's pending motion to dismiss for failure to state a claim, with leave to amend. On March 31, 2010, plaintiffs filed an amended complaint, which dropped the uniform claims but, in addition to the federal FLSA claims, asserts state-law class action claims under the laws of 16 different states. Pizza Hut filed a motion to dismiss the amended complaint, and plaintiffs sought leave to amend their complaint a second time. On August 9, 2010, the court granted plaintiffs' motion to amend. Pizza Hut filed another motion to dismiss the Second Amended Complaint. On July 15, 2011, the Court granted Pizza Hut's motion with respect to plaintiffs' state law claims, but allowed the FLSA claims to go forward. Plaintiffs filed their Motion for Conditional Certification on August 31, 2011, which Pizza Hut will oppose. Pizza Hut does not expect a decision on that motion until 2012.
Pizza Hut denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of these cases cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.
On August 6, 2010, a putative class action styled Jacquelyn Whittington v. Yum Brands, Inc., Taco Bell of America, Inc. and Taco Bell Corp. was filed in the United States District Court for the District of Colorado. The plaintiff seeks to represent a nationwide class, with the exception of California, of salaried assistant managers who were allegedly misclassified and did not receive compensation for all hours worked and did not receive overtime pay after 40 hours in a week. The plaintiff also purports to represent a separate class of Colorado assistant managers under Colorado state law, which provides for daily overtime after 12 hours in a day. The Company has been dismissed from the case without prejudice. Taco Bell filed its answer on September 20, 2010, and the parties commenced class discovery, which is currently on-going. Taco Bell moved to compel arbitration of certain employees in the Colorado class. The court denied the motion as premature because no class has yet been certified. On September 16, 2011, the plaintiffs filed their motion for conditional certification under the FLSA. The plaintiffs did not move for certification of a separate class of Colorado assistant managers under Colorado state law. Taco Bell's opposition is due October 28, 2011.
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

Description of Business

YUM is the world’s largest restaurant company based on number of system units, with over 38,000 units in more than 110 countries and territories operating under the KFC, Pizza Hut, Taco Bell, Long John Silver’s (“LJS”) and A&W All-American Food Restaurants (“A&W”) brands.  Four of the Company’s restaurant brands – KFC, Pizza Hut, Taco Bell and LJS – are the global leaders in the quick-service chicken, pizza, Mexican-style food and seafood categories, respectively.  Of the over 38,000 restaurants, 19% are operated by the Company, 75% are operated by franchisees and unconsolidated affiliates and 6% are operated by licensees.

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

Dramatically Improve U.S. Brand Positions, Consistency and Returns – The Company continues to focus on improving its U.S. position through differentiated products and marketing and an improved customer experience.  The Company also strives to provide industry-leading new product innovation which adds sales layers and expands day parts.  We continue to evaluate our returns and ownership positions with an earn the right to own philosophy on Company-owned restaurants.  Our ongoing earnings growth model calls for Operating Profit growth of 5% in the U.S.  Due to our strategy to aggressively refranchise Company-operated KFCs and Pizza Huts, the Taco Bell operating segment is becoming an increasingly larger component of U.S. ongoing earnings growth.  The U.S. ongoing earnings growth model includes Taco Bell Operating Profit growth of 6% driven by modest unit growth, same store sales growth of 3% and leverage of our G&A infrastructure.

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders via dividends and share repurchases.  The Company has one of the highest returns on invested capital in the Quick Service Restaurants (“QSR”) industry.  The Company’s dividend and share repurchase programs have returned over $2 billion and $6.5 billion to shareholders, respectively, since 2004.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income and has increased the quarterly dividend each year since inception in 2004.  Shares are repurchased opportunistically as part of our regular capital structure decisions.

The ongoing earnings growth rates referenced above represent our average annual expectations for the foreseeable future.  Details of our 2011 Guidance by division as presented on December 8, 2010 can be found online at http://www.yum.com.

Quarter Ended September 3, 2011 Highlights

•	Operating profit grew 7% in China and 3% at YRI prior to foreign currency translation. Operating profit declined 16% in the U.S.

•	Foreign currency translation positively impacted operating profit by $32 million.

•	Worldwide system sales grew 6%, prior to foreign currency translation, including 29% in China and 8% at YRI. System sales in the U.S. declined 3%.

•	Strong international development continued with 331 new restaurants opened, including 138 new units in China.

•	Same-store sales grew 19% in China and 3% at YRI, with a 3% decline in the U.S.

•	Worldwide restaurant margin declined 1.9 percentage points to 17.2%.

•	The Company announced a 14% increase in the quarterly dividend on September 14, 2011.

All preceding comparisons are versus the same period a year ago and exclude the impact of Special Items.  See the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for a description of Special Items.

Results of Operations

	Quarter ended				Year to date
	9/3/2011	9/4/2010	% B/(W)		9/3/2011	9/4/2010	% B/(W)
Company sales	$2,854	$2,496	14		$7,336	$6,712	9
Franchise and license fees and income	420	366	15		1,179	1,069	10
Total revenues	$3,274	$2,862	14		$8,515	$7,781	9
Company restaurant profit	$494	$479	3		$1,240	$1,185	5

% of Company sales	17.3%	19.2%	(1.9)	ppts.	16.9%	17.7%	(0.8)	ppts.

Operating Profit	$488	$544	(10)		$1,308	$1,329	(2)
Interest expense, net	32	38	18		110	121	9
Income tax provision	67	139	52		220	307	28
Net Income – including noncontrolling interests	$389	$367	6		$978	$901	9
Net Income – noncontrolling interests	6	10	40		15	17	14
Net Income – YUM! Brands, Inc.	$383	$357	7		$963	$884	9

Diluted earnings per share (a)	$0.80	$0.74	8		$1.99	$1.82	9

(a)	See Note 2 for the number of shares used in this calculation.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters and/or years to date ended September 3, 2011 and September 4, 2010 and/or could impact comparability with the remainder of our results in 2011 or beyond.  Certain of these factors were previously discussed in our 2010 Form 10-K.

Special Items

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results for the quarters and years to date ended September 3, 2011 and September 4, 2010 on a basis before Special Items.  Included in Special Items are the impact of measures we took to transform our U.S. business (“the U.S. business transformation measures”) including the U.S. refranchising gain (loss), the depreciation reduction arising from the impairment of KFC restaurants we offered to sell in 2010 that remained Company restaurants for some or all of the periods presented, and charges relating to U.S. G&A productivity initiatives and realignment of resources. Also included in Special Items are the impairment of intangibles, tax benefits and other costs relating to our planned sale of LJS and A&W, and the losses associated with refranchising equity markets outside the U.S.  These amounts are further described below.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in our China Division, YRI or U.S. segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in the quarters and years to date ended September 3, 2011 and September 4, 2010 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Quarter ended		Year to date
	9/3/2011	9/4/2010	9/3/2011	9/4/2010
Detail of Special Items
Loss associated with refranchising equity markets outside the U.S.	$(76)	$—	$(76)	$(7)
U.S. Refranchising gain (loss)	4	—	(3)	(51)
Depreciation reduction from KFC restaurants impaired upon offer to sell	2	2	8	5
Charges relating to U.S. G&A productivity initiatives and realignment of resources	(1)	—	(2)	(5)
Impairment of intangibles and other costs relating to the planned sale of LJS and A&W	(17)	—	(86)	—
Total Special Items Income (Expense)	$(88)	$2	$(159)	$(58)
Tax Benefit (Expense) on Special Items(a)	70	(1)	96	19
Special Items Income (Expense), net of tax	$(18)	$1	$(63)	$(39)
Average diluted shares outstanding	481	484	483	485
Special Items diluted EPS	$(0.03)	$0.01	$(0.13)	$(0.08)

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$576	$542	$1,467	$1,387
Special Items Income (Expense)	(88)	2	(159)	(58)
Reported Operating Profit	$488	$544	$1,308	$1,329

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.83	$0.73	$2.12	$1.90
Special Items EPS	(0.03)	0.01	(0.13)	(0.08)
Reported EPS	$0.80	$0.74	$1.99	$1.82

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	25.1%	27.4%	23.3%	25.8%
Impact on Tax Rate as a result of Special Items(a)	(10.5)	0.1	(4.9)	(0.4)
Reported Effective Tax Rate	14.6%	27.5%	18.4%	25.4%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

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

In the quarter ended September 3, 2011, we recorded a net pre-tax gain of $4 million from refranchising in the U.S.  In the years to date ended September 3, 2011 and September 4, 2010, we recorded pre-tax charges of $3 million and $51 million, respectively, from refranchising in the U.S. The loss recorded in the year to date ended September 4, 2010 was the net result of gains from 98 restaurants sold and non-cash impairment charges related to our offers to refranchise restaurants in the U.S., principally a substantial portion of our Company operated KFC restaurants.  The majority of the KFCs offered for sale in 2010 continue to be Company operated at September 3, 2011. The non-cash impairment charges that have been recorded related to our offers to refranchise these Company operated KFC restaurants in the U.S. decreased depreciation expense versus what would have otherwise been recorded by $2 million and $8 million in the quarter and year to date ended September 3, 2011, respectively and $2 million and $5 million in the quarter and year to date ended September 4, 2010, respectively.  This depreciation reduction was recorded as a Special Item, resulting in depreciation expense in the U.S. segment results continuing to be recorded at the rate at which it was prior to the impairment charges being recorded for these restaurants.  The refranchising gains and losses are more fully discussed in Note 4 and the Store Portfolio Strategy Section of the MD&A.

In connection with our G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs) we recorded pre-tax charges of $1 million and $2 million in the quarter and year to date ended September 3, 2011, respectively, and a charge of $5 million in the year to date ended September 4, 2010.

Planned Sale of LJS and A&W

During the quarter ended September 3, 2011 we determined that the asset groups comprising the LJS and A&W brands that we had previously decided to sell in the first quarter of 2011 had met the criteria to be classified as held for sale. Accordingly, we wrote the carrying value of the disposal groups down to their fair values, which reflected the sales prices we expect to receive, less estimated costs to sell.  This resulted in a non-cash pre-tax write down of the disposal groups' carrying value of $16 million. Upon our initial decision to sell in the quarter ended March 19, 2011, we recorded a $66 million held for use impairment charge, and thus have recorded $82 million in impairment in the year to date ended September 3, 2011. On September 22, 2011 we entered into definitive agreements to sell the LJS and A&W brands to key franchisee leaders.

As a result of these asset groups being deemed held for sale, we recognized tax benefits of $53 million related to tax losses associated with the planned sales. Additionally, we ceased amortization of the long-lived assets of the disposal groups and reclassified all assets and liabilities within the disposal groups as held for sale. As a result of this reclassification, $144 million of assets and $79 million of liabilities have been classified as Prepaid expenses and other current assets and Accounts payable and other current liabilities, respectively, in our Condensed Consolidated Balance Sheet as of September 3, 2011. As of December 25, 2010 the combined assets and liabilities for LJS and A&W are primarily presented as Intangible assets, net of approximately $190 million and Long-term debt of approximately $60 million. These businesses have not historically been significant to our operating results and we do not expect a significant impact to our future operating results upon their sale.

Refranchising of Equity Markets Outside the U.S.

During the quarter ended September 3, 2011 we decided to refranchise or close all of our remaining company operated Pizza Hut dine-in restaurants in the UK market. While the asset group comprising approximately 350 stores did not meet the criteria for held for sale classification as of September 3, 2011, our decision to sell was considered an impairment indicator.  As such we reviewed the asset group for potential impairment and determined that its carrying value was not recoverable based upon our estimate of expected refranchising proceeds and holding period cash flows anticipated while we continue to operate the restaurants as company units.  Accordingly, we wrote the asset group down to our estimate of its fair value, which is based on the sales price we would expect to receive from a buyer.  This fair value determination considered current market conditions, trends in the Pizza Hut UK business, and prices for similar transactions in the restaurant industry and resulted in a non-cash write down totaling $80 million, of which $74 million was recorded to refranchising loss and $6 million was recorded to closures and impairment expenses for stores we will likely close.  We continued to depreciate the full carrying value of these restaurants through the quarter ended September 3, 2011 and will continue to depreciate the carrying value, adjusted for the write down described in the previous sentence, going forward until the date we believe the held for sale criteria for the restaurants to be sold are met.  Additionally, we will continue to review the asset group for any further necessary impairment.  We also recorded $2 million in refranchising loss for obligations that we believe are now probable related to the proposed refranchising of Pizza Hut UK. The write down does not include any allocation of the Pizza Hut UK reporting unit goodwill in the asset group carrying value.  This additional non-cash write down would be recorded, consistent with our historical policy, if the asset group ultimately meets the criteria to be classified as held for sale.  Upon the ultimate sale of the restaurants, depending on the form of the transaction, we could also be required to record a charge for the fair value of any guarantee of future lease payments for any leases we assign to a franchisee and for the cumulative foreign currency translation adjustment associated with Pizza Hut UK. The decision to refranchise or close all remaining Pizza Hut dine-in restaurants in the UK was considered to be a goodwill impairment indicator. We determined that the fair value of our Pizza Hut UK reporting unit exceeded its carrying value and as such there was no goodwill impairment.
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

U.S. Operating Profit

Operating Profit in the U.S. declined 16% and 20% in the quarter and year to date ended September 3, 2011, respectively, primarily due to declines in restaurant margins of 2.3 and 2.8 percentage points, respectively.  Restaurant margins decreased due to the impact of higher restaurant operating costs, including commodity inflation of $15 million and $37 million in the quarter and year to date ended September 3, 2011, respectively, accompanied by Company same store sales declines of 3% in both the quarter and year to date.  Taco Bell's same store sales and operating profits were significantly impacted by the negative publicity associated with a lawsuit filed in late January 2011 alleging a violation of consumer protection statutes and deceptive business practices by Taco Bell through its advertising that the beef served in its products is “seasoned beef”.  Such claims were false and the lawsuit was voluntarily withdrawn on April 18, 2011.  Nonetheless, Taco Bell experienced a significant reversal in sales trends immediately following the filing of the lawsuit.  Sales trends at Taco Bell improved in the quarter ended September 3, 2011 versus the quarter ended June 11, 2011, but same store sales continued to be negative on a year-over-year basis.

In the U.S., we expect that sales declines and food inflation will continue to negatively impact Restaurant margins and Operating profit in the fourth quarter. We expect the benefit from lapping higher prior year G&A costs in the fourth quarter will mitigate the decline in Operating profit.

China Restaurant Margins

Restaurant margins in China declined 3.9 and 2.3 percentage points in the quarter and year to date ended September 3, 2011, respectively, primarily due to the impact of higher labor and commodity inflation, the negative impact of a new China business tax and lapping the benefit of our participation in China's World Expo in the second half of 2010. These impacts were partially offset by strong same store sales transaction growth.

We expect China's restaurant margins to decline in the fourth quarter 2011 versus the fourth quarter 2010 due to high commodity and labor inflation outpacing the benefits of transaction and price increases. The declines are expected to be less severe than third quarter 2011 declines and for the full year we expect restaurant margins in China to be 20%.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates positively impacted the translation of our foreign currency denominated Operating Profit in our YRI Division by $16 million and $32 million for the quarter and year to date ended September 3, 2011, respectively. Our China Division's foreign currency denominated Operating Profit was positively impacted from changes in foreign currency exchange rates by $16 million and $31 million for the quarter and year to date ended September 3, 2011, respectively.

Potential Acquisition of Additional Ownership in Little Sheep

We currently own 27% of the outstanding shares of Little Sheep Group Limited (“Little Sheep”), a Hot Pot concept headquartered in Inner Mongolia, China. On April 26, 2011, we announced that we had submitted a preliminary proposal to Little Sheep under which we would offer to acquire all outstanding shares of Little Sheep, other than a minority interest to be held by the chairman and other founding shareholders of Little Sheep. On May 12, 2011, we made a pre-conditional cash offer to acquire additional shares of Little Sheep for approximately $570 million. If approved, this would bring our total ownership to approximately 93% of the Little Sheep business. In connection with this potential acquisition, we have placed $300 million in escrow and provided a $300 million letter of credit to demonstrate availability of funds to acquire the additional shares in this business. The funds placed in escrow are restricted to the potential acquisition of Little Sheep and are separately presented in our Condensed Consolidated Balance Sheet as of September 3, 2011 and in our Condensed Consolidated Statement of Cash Flow for the year to date ended September 3, 2011.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets in which we choose to continue investing capital.  In the U.S., we are targeting Company ownership of KFC, Pizza Hut and Taco Bell restaurants of about 12%, down from its current level of 15%, with our primary remaining focus being refranchising at KFC to about 5% Company ownership from its current level of 13%.  These U.S. ownership percentages no longer consider the impact of LJS and A&W restaurants, both of which are completely franchise operated, as we are pursuing a sale of these brands.  Consistent with this strategy, 128 Company restaurants in the U.S. were sold to franchisees in the year to date ended September 3, 2011. At YRI, during the quarter ended September 3, 2011, we decided to refranchise or close all of our Company operated Pizza Hut dine-in restaurants in the UK consisting of approximately 350 restaurants.

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

The following table summarizes our worldwide refranchising activities:

	Quarter ended		Year to date
	9/3/2011	9/4/2010	9/3/2011	9/4/2010
Number of units refranchised	55	43	188	260
Refranchising proceeds, pre-tax	$70	$23	$119	$106
Refranchising (gain) loss, pre-tax(a)	$66	$(2)	$69	$51

(a)
The quarter and year to date ended September 3, 2011 includes a non-cash charge of $76 million related to our decision to sell our Company operated Pizza Hut dine-in restaurants in our UK market. The year to date ended September 4, 2010 includes a non-cash impairment charge of $73 million related to our offer to refranchise a substantial portion of our Company operated KFC restaurants in the U.S.  See Note 4 for further discussion.

The impact on Operating Profit arising from refranchising is the net of (a) the estimated reductions in Restaurant profit and G&A expenses and (b) the increase in franchise fees from the restaurants that have been refranchised.  The tables presented below reflect the impacts on Total revenues and on Operating Profit from stores that were operated by us for all or some portion of the prior year period and were no longer operated by us as of the last day of the current quarter.  In these tables, Decreased Company sales and Decreased Restaurant profit represents the amount of Company sales or Restaurant profit earned by the refranchised restaurants during the period we owned them in the prior year but did not own them in the current year.  Increased Franchise and license fees and income represents the franchise and license fees from the refranchised restaurants that were recorded by the Company in the current year during periods in which the restaurants were Company stores in the prior year.

The following table summarizes the impact of refranchising on Total revenues as described above:

	Quarter ended 9/3/2011
	China	YRI	U.S.	Worldwide
Decreased Company sales	$(11)	$(70)	$(101)	$(182)
Increased Franchise and license fees and income	2	6	6	14
Decrease in Total revenues	$(9)	$(64)	$(95)	$(168)

	Year to date ended 9/3/2011
	China	YRI	U.S.	Worldwide
Decreased Company sales	$(24)	$(238)	$(283)	$(545)
Increased Franchise and license fees and income	4	18	18	40
Decrease in Total revenues	$(20)	$(220)	$(265)	$(505)

The following table summarizes the impact of refranchising on Operating Profit as described above:

	Quarter ended 9/3/2011
	China	YRI	U.S.	Worldwide
Decreased Restaurant profit	$(2)	$(7)	$(10)	$(19)
Increased Franchise and license fees and income	2	6	6	14
Decreased G&A	—	4	2	6
Increase (decrease) in Operating Profit	$—	$3	$(2)	$1

	Year to date ended 9/3/2011
	China	YRI	U.S.	Worldwide
Decreased Restaurant profit	$(4)	$(22)	$(32)	$(58)
Increased Franchise and license fees and income	4	18	18	40
Decreased G&A	—	16	4	20
Increase (decrease) in Operating Profit	$—	$12	$(10)	$2

Internal Revenue Service Proposed Adjustment

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006. The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries. The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $165 million. Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006. The potential additional taxes for these later years, through 2010, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $320 million plus net interest through 2010 of approximately $20 million.

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

Restaurant Unit Activity

		Unconsolidated		Total Excluding
Worldwide	Company (a)	Affiliates	Franchisees	Licensees (a)
Beginning of year	7,271	525	27,852	35,648
New Builds	357	40	588	985
Acquisitions	15	—	(15)	—
Refranchising	(188)	—	188	—
Closures	(101)	(9)	(579)	(689)
Other	(3)	—	(6)	(9)
End of quarter	7,351	556	28,028	35,935
% of Total	20%	2%	78%	100%

		Unconsolidated		Total Excluding
China	Company (a)	Affiliates	Franchisees	Licensees(a)
Beginning of year	3,228	525	153	3,906
New Builds	287	40	2	329
Acquisitions	—	—	—	—
Refranchising	(29)	—	29	—
Closures	(36)	(9)	(1)	(46)
Other	(2)	—	—	(2)
End of quarter	3,448	556	183	4,187
% of Total	83%	13%	4%	100%

		Unconsolidated		Total Excluding
YRI	Company	Affiliates	Franchisees	Licensees(a)
Beginning of year	1,559	—	12,722	14,281
New Builds	37	—	429	466
Acquisitions	10	—	(10)	—
Refranchising	(31)	—	31	—
Closures	(27)	—	(236)	(263)
Other	—	—	(6)	(6)
End of quarter	1,548	—	12,930	14,478
% of Total	11%	—	89%	100%

United States	Company	Unconsolidated Affiliates	Franchisees	Total Excluding Licensees(a)
Beginning of year	2,484	—	14,977	17,461
New Builds	33	—	157	190
Acquisitions	5	—	(5)	—
Refranchising	(128)	—	128	—
Closures	(38)	—	(342)	(380)
Other	(1)	—	—	(1)
End of quarter	2,355	—	14,915	17,270
% of Total	14%	—	86%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,165, 138 and 2,027 licensed units, respectively, at September 3, 2011.  While there are no licensed units in China, we have excluded from the Worldwide and China totals 10 Company-owned units that are similar to licensed units.   The units excluded offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As these units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units and we are in the process of testing the units in China, we do not believe that providing further detail of unit activity for these units provides significant or meaningful information at this time.

System Sales Growth

The following tables detail the key drivers of system sales growth for each reportable segment for the quarter.  Net unit growth and other represents the net impact of actual system sales growth due to new unit openings and historical system sales lost due to closures as well as any necessary rounding.

	Quarter ended 9/3/11 vs. Quarter ended 9/4/10
	China	YRI	U.S.	Worldwide
Same store sales growth (decline)	19%	3%	(3)%	3%
Net unit growth and other	10	5	—	3
Foreign currency translation	7	10	—	5
% Change	36%	18%	(3)%	11%
% Change, excluding forex	29%	8%	N/A	6%

	Year to date ended 9/3/11 vs. Year to date ended 9/4/10
	China	YRI	U.S.	Worldwide
Same store sales growth (decline)	17%	3%	(2)%	2%
Net unit growth and other	10	4	(1)	3
Foreign currency translation	6	6	—	3
% Change	33%	13%	(3)%	8%
% Change, excluding forex	27%	7%	N/A	5%

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

The dollar changes in Company sales and Restaurant profit were as follows:

China
	Quarter ended
Income / (Expense)	9/4/2010	Store Portfolio Actions	Other	FX	9/3/2011
Company sales	$1,172	$111	$213	$81	$1,577
Cost of sales	(390)	(40)	(109)	(29)	(568)
Cost of labor	(151)	(26)	(53)	(12)	(242)
Occupancy and other	(335)	(38)	(35)	(23)	(431)
Restaurant profit	$296	$7	$16	$17	$336
Restaurant Margin	25.2%				21.3%

	Year to date ended
Income / (Expense)	9/4/2010	Store Portfolio Actions	Other	FX	9/3/2011
Company sales	$2,745	$274	$452	$163	$3,634
Cost of sales	(909)	(95)	(213)	(57)	(1,274)
Cost of labor	(372)	(56)	(103)	(25)	(556)
Occupancy and other	(806)	(95)	(68)	(46)	(1,015)
Restaurant profit	$658	$28	$68	$35	$789
Restaurant Margin	24.0%				21.7%

In the quarter and year to date ended September 3, 2011, the increase in China Company sales and Restaurant profit associated with store portfolio actions was primarily driven by the development of new units partially offset by lapping the benefit of our participation in the World Expo in 2010.  Significant other factors impacting Company sales and/or Restaurant profit were Company same store sales growth of 19% and 17% in the quarter and year to date ended September 3, 2011, respectively, which was driven by transaction growth partially offset by a negative impact from sales mix shift and a new business tax that took effect December 2010, higher labor costs, and commodity inflation of $23 million and $46 million for the quarter and year to date ended September 3, 2011, respectively.

YRI
	Quarter ended
Income / (Expense)	9/4/2010	Store Portfolio Actions	Other	FX	9/3/2011
Company sales	$533	$(31)	$24	$60	$586
Cost of sales	(170)	15	(15)	(19)	(189)
Cost of labor	(133)	7	(10)	(16)	(152)
Occupancy and other	(163)	9	(2)	(17)	(173)
Restaurant profit	$67	$—	$(3)	$8	$72
Restaurant Margin	12.5%				12.3%

	Year to date ended
Income / (Expense)	9/4/2010	Store Portfolio Actions	Other	FX	9/3/2011
Company sales	$1,602	$(119)	$42	$102	$1,627
Cost of sales	(516)	56	(23)	(33)	(516)
Cost of labor	(404)	25	(13)	(26)	(418)
Occupancy and other	(498)	38	—	(29)	(489)
Restaurant profit	$184	$—	$6	$14	$204
Restaurant Margin	11.5%				12.6%

In the quarter to date ended September 3, 2011, the decrease in YRI Company sales associated with store portfolio actions was driven by refranchising, primarily Mexico, partially offset by new unit development. Significant other factors impacting Company sales and/or Restaurant profit for the quarter to date ended September 3, 2011 were Company same store sales growth of 5% offset by higher labor costs and commodity inflation.

In the year to date ended September 3, 2011, the decrease in YRI Company sales associated with store portfolio actions was driven by refranchising, primarily Mexico and KFC Taiwan, partially offset by new unit development. Significant other factors impacting Company sales and/or Restaurant profit for the year to date ended September 3, 2011 were Company same store sales growth of 3% offset by higher labor costs and commodity inflation.

U.S.
	Quarter ended
Income / (Expense)	9/4/2010	Store Portfolio Actions	Other	FX	9/3/2011
Company sales	$791	$(82)	$(18)	N/A	$691
Cost of sales	(228)	24	(9)	N/A	(213)
Cost of labor	(232)	26	—	N/A	(206)
Occupancy and other	(217)	25	4	N/A	(188)
Restaurant profit	$114	$(7)	$(23)	N/A	$84
Restaurant Margin	14.4%				12.1%

	Year to date ended
Income / (Expense)	9/4/2010	Store Portfolio Actions	Other	FX	9/3/2011
Company sales	$2,365	$(227)	$(63)	N/A	$2,075
Cost of sales	(687)	67	(14)	N/A	(634)
Cost of labor	(704)	71	(2)	N/A	(635)
Occupancy and other	(636)	65	4	N/A	(567)
Restaurant profit	$338	$(24)	$(75)	N/A	$239
Restaurant Margin	14.3%				11.5%

In the quarter and year to date ended September 3, 2011, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising.  Significant other factors impacting Company sales and/or Restaurant profit were commodity inflation of $15 million and $37 million in the quarter and year to date ended September 3, 2011, respectively, Company same store sales declines of 3% in both the quarter and year to date ended September 3, 2011, including a negative impact from sales mix shift, and higher self-insurance costs.

Franchise and License Fees and Income

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	9/3/2011	9/4/2010
China	$23	$16	41	33
YRI	215	171	26	15
U.S.	182	179	1	N/A
Worldwide	$420	$366	15	9

	Year to date ended		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	9/3/2011	9/4/2010
China	$52	$38	36	30
YRI	593	499	19	12
U.S.	534	532	—	N/A
Worldwide	$1,179	$1,069	10	7

China Franchise and license fees and income for the quarter and year to date ended September 3, 2011 was positively impacted by 12% and 11%, respectively, due to the impact of refranchising. Excluding the impacts of refranchising and foreign currency translation, the increases in the quarter and year to date ended September 3, 2011 were driven by same store sales and new unit development.
YRI Franchise and license fees and income for the quarter and year to date ended September 3, 2011 was positively impacted by 3% and 4%, respectively, due to the impact of refranchising. Excluding the impacts of refranchising and foreign currency translation, the increases in the quarter and year to date ended September 3, 2011 were driven by new unit development and same store sales.
U.S. Franchise and license fees and income for the quarter and year to date ended September 3, 2011 was positively impacted by 3% due to the impact of refranchising. Excluding the impact of refranchising, the decreases in the quarter and year to date ended September 3, 2011 were driven by the impact of same store sales declines.
General and Administrative Expenses

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	9/3/2011	9/4/2010
China	$67	$55	20	14
YRI	101	84	20	10
U.S.	99	110	(9)	N/A
Unallocated	43	36	19	N/A
Worldwide	$310	$285	9	5

	Year to date ended		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	9/3/2011	9/4/2010
China	$171	$136	25	20
YRI	277	248	12	6
U.S.	302	323	(7)	N/A
Unallocated	123	106	16	N/A
Worldwide	$873	$813	7	5

The increase in China G&A expenses for the quarter and year to date ended September 3, 2011, excluding the impact of foreign currency translation, was driven by increased compensation costs.

The increase in YRI G&A expenses for the quarter and year to date ended September 3, 2011, excluding the impact of foreign currency translation, was driven by increased compensation costs and the acquisition of our Russia business in 2010, partially offset by G&A savings from refranchising all of our remaining company restaurants in Mexico.

The decrease in U.S. G&A expenses for the quarter and year to date ended September 3, 2011, was driven by lapping of higher litigation costs, decreased incentive compensation costs and G&A savings from the actions taken as part of our U.S. business transformation measures.

The increase in Unallocated G&A expenses for the quarter to date ended September 3, 2011, was driven by higher litigation costs.

The increase in Unallocated G&A expenses for the year to date ended September 3, 2011, was driven by the lapping of adjustments to share based compensation estimates, as well as higher current year litigation and meeting and convention costs.

Worldwide Other (Income) Expense

	Quarter ended		Year to date ended
	9/3/2011	9/4/2010	9/3/2011	9/4/2010
Equity income from investments in unconsolidated affiliates	$(13)	$(14)	$(40)	$(34)
Foreign exchange net (gain) loss and other	(3)	3	(8)	3
Other (income) expense	$(16)	$(11)	$(48)	$(31)

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of the components of facility actions by reportable operating segment.

Operating Profit

	Quarter ended				Year to date ended
	9/3/11	9/4/10	% B/(W)		9/3/11	9/4/10	% B/(W)
China	$301	$267	13		$698	$582	20
YRI	163	142	15		466	405	15
U.S.	143	168	(16)		398	495	(20)
Unallocated and corporate expenses	(43)	(36)	(20)		(122)	(106)	(15)
Unallocated Occupancy and other	2	2	(11)		8	5	51
Unallocated Closures and impairment expenses	(16)	—	NM		(82)	—	NM
Unallocated Other income (expense)	4	(1)	NM		11	(1)	NM
Unallocated Refranchising gain (loss)	(66)	2	NM		(69)	(51)	(34)
Operating Profit	$488	$544	(10)		$1,308	$1,329	(2)
China Operating margin	18.9%	22.4%	(3.5)	ppts.	18.9%	20.9%	(2.0)	ppts.
YRI Operating margin	20.3%	20.1%	0.2	ppts.	21.0%	19.3%	1.7	ppts.
U.S. Operating margin	16.3%	17.4%	(1.1)	ppts.	15.3%	17.1%	(1.8)	ppts.

China Division Operating Profit increased 13% and 20% in the quarter and year to date ended September 3, 2011, including a 6% and 5% favorable impact from foreign currency translation, respectively. Excluding the favorable impact from foreign currency translation, China Division Operating Profit increased 7% and 15% in the quarter and year to date ended September 3, 2011, respectively. The increases were driven by the impact of same store sales growth and new unit development, partially offset by higher restaurant operating costs and G&A expenses.
YRI Division Operating Profit increased 15% in both the quarter and year to date ended September 3, 2011, including a 12% and 8% favorable impact from foreign currency translation, respectively. Excluding the favorable impact from foreign currency translation, International Division Operating Profit increased 3% and 7% in the quarter and year to date ended September 3, 2011, respectively. The increases were driven by the impact of same store sales growth and new unit development, partially offset by higher restaurant operating costs, G&A expenses and store impairment related to our Pizza Hut UK business.
U.S. Operating Profit decreased 16% and 20% in the quarter and year to date ended September 3, 2011, respectively. The decreases were driven by lower Restaurant profit due to higher restaurant operating costs and same store sales declines, and higher franchise and license expenses, partially offset by lower G&A expenses.
Unallocated Closure and impairment expenses for the quarter and year to date ended September 3, 2011 includes pre-tax impairment charges of $16 million and $82 million, respectively, related to the planned sale of our LJS and A&W businesses. See Note 4.

Unallocated Refranchising gain (loss) for the quarter and year to date ended September 3, 2011 includes a $76 million charge related to our decision to sell our Company operated Pizza Hut dine-in restaurants in the UK. Unallocated Refranchising gain (loss) for the year to date ended September 4, 2010 includes a pre-tax non-cash impairment charge of $73 million related to our offer to refranchise a substantial portion of our Company operated KFC restaurants in the U.S. See Note 4.
Interest Expense, Net

	Quarter ended			Year to date ended
	9/3/2011	9/4/2010	% B/(W)	9/3/2011	9/4/2010	% B/(W)
Interest expense	$40	$44	11	$129	$133	3
Interest income	(8)	(6)	35	(19)	(12)	50
Interest expense, net	$32	$38	18	$110	$121	9

Interest expense, net decreased $6 million or 18% for the quarter ended September 3, 2011 and $11 million or 9% for the year to date ended September 3, 2011. These decreases were primarily driven by lower interest rates on the Senior Unsecured Notes issued in August 2010 and amounts recently borrowed under the senior unsecured revolving credit facility as compared to interest rates on the Senior Unsecured Notes which matured in April 2011 and increased interest income from higher cash balances. The year to date decrease was partially offset by the impact of higher average net borrowings.

Income Taxes

	Quarter ended		Year to date ended
	9/3/2011	9/4/2010	9/3/2011	9/4/2010
Income taxes	$67	$139	$220	$307
Effective tax rate	14.6%	27.5%	18.4%	25.4%

Our effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our third quarter 2011 rate was lower than the prior year primarily due to the one-time $53 million tax benefit recognized as a result of tax losses associated with the planned sales of the LJS and A&W brands. Our rate was also favorably impacted by changes to audit reserves.

Year to date, our effective tax rate was lower than the prior year due to the one-time $53 million tax benefit mentioned above as well as the favorable impact of changes to audit reserves. This was partially offset by lapping a more favorable impact of foreign and U.S. tax effects attributable to ongoing foreign operations, including a 2010 foreign law change.

Consolidated Cash Flows

Net cash provided by operating activities was $1,703 million compared to $1,497 million in 2010.  The increase was primarily driven by higher operating profit before special items and the timing of cash payments for restaurant operating expenses in China.

Net cash used in investing activities was $740 million versus $435 million in 2010.  The increase was driven by an increase in restricted cash.

Net cash used in financing activities was $1,195 million versus $151 million in 2010.  The increase was driven by current year repayment of long-term debt and an increase in share repurchases.

Consolidated Financial Condition

Our Common Stock balance was zero at September 3, 2011 due to share repurchases.  Consistent with our historical practice, share repurchases in excess of the balance in the Common Stock account are recorded as a reduction to Retained earnings.

The decrease in Short-term borrowings was primarily due to the maturity of $650 million of Senior Unsecured Notes in April 2011, offset by $263 million of Senior Unsecured Notes due in June 2012 being classified as short term during the quarter ended September 3, 2011.

The increase in Restricted cash was due to $300 million in funds placed in escrow which are restricted to the potential acquisition of additional shares in Little Sheep. See Note 4.

We have classified $144 million of assets and $79 million of liabilities held for sale as Prepaid expenses and other current assets and Accounts payable and other current liabilities, respectively, in our Condensed Consolidated Balance Sheet as of September 3, 2011 related to the planned sales of the LJS and A&W brands. See Note 4.

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

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  As of September 3, 2011 we also had approximately $1.1 billion in unused capacity under revolving credit facilities that expire in 2012, primarily related to a domestic facility.

On August 22, 2011, we issued $350 million aggregate principal amount of 3.75% 10 year Senior Unsecured Notes due to the favorable credit markets. We anticipate using a significant amount of the proceeds from this issuance to repay $263 million in Senior Unsecured Notes which are due in June 2012. On April 15, 2011 we repaid $650 million of Senior Unsecured Notes upon their maturity primarily with existing cash on hand.

Our China Division and YRI represented more than 65% of the Company’s operating profit in 2010 and both generate a significant amount of positive cash flows that we have historically used to fund our international development.  To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including share repurchases, dividends and debt repayments, we have historically been able to do so in a tax efficient manner.  As a result of our substantial international development a significant amount of historical investments in foreign subsidiaries are essentially permanent in duration as of September 3, 2011.  If we experience an unforeseen decrease in our cash flows from our U.S. business or are unable to refinance future U.S. debt maturities we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

We currently have investment grade ratings from Standard & Poor’s Rating Services (BBB-) and Moody’s Investors Service (Baa3).  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets if necessary.  Based on the amount and composition of our debt at September 3, 2011, which included no borrowings outstanding under our credit facilities, our interest expense would not materially increase on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

In the year to date ended September 3, 2011, we invested $553 million in capital spending, including approximately $230 million in the China Division, $157 million in the International Division and $166 million in the U.S.

In the year to date ended September 3, 2011, we repurchased shares for $562 million.    At September 3, 2011, we had remaining capacity to repurchase up to approximately $376 million of our outstanding Common Stock through June 2012 under a January 2011 authorization.

During the year to date ended September 3, 2011, we paid cash dividends of $350 million.  Additionally, on September 14, 2011 our Board of Directors approved a cash dividend of $0.285 per share of Common Stock, to be distributed on November 4, 2011 to shareholders of record at the close of business on October 14, 2011.  The Company is targeting an ongoing annual dividend payout ratio of 35% to 40% of net income.

In connection with the preliminary proposal to acquire substantially all outstanding shares of Little Sheep, we have placed $300 million in escrow and provided a $300 million letter of credit to demonstrate availability of funds to acquire additional shares in this business. These funds placed in escrow are restricted to the potential acquisition of Little Sheep and are separately presented in our Condensed Consolidated Balance Sheet at September 3, 2011 and in our Consolidated Statement of Cash Flows for the year to date ended September 3, 2011. See Note 4.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 24 participating banks with commitments ranging from $20 million to $93 million.  We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At September 3, 2011, our unused Credit Facility totaled $718 million net of outstanding letters of credit of $432 million.  There were no borrowings outstanding under the Credit Facility at September 3, 2011.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving international credit facility (the “ICF”) which matures in November 2012 and includes 6 participating banks with commitments ranging from $35 million to $90 million.  We believe the syndication reduces our dependency on any one bank.  There was available credit of $350 million and no outstanding borrowings under the ICF at September 3, 2011. The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

The Credit Facility and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at September 3, 2011 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2012 through 2037 and interest rates ranging from 3.75% to 7.70%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $3.0 billion at September 3, 2011, including $263 million that was reclassified to short-term borrowings in the quarter ended September 3, 2011 to reflect the current maturities of our Senior Unsecured Notes due June 2012.

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

In April 2011, the FASB issued Accounting Standards Update (Update) No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, that clarifies which debt restructurings are considered troubled debt restructurings.  Debt, which includes receivables, restructured in a troubled debt restructuring is classified as impaired for calculation of the allowance for doubtful accounts and is subject to additional disclosures detailing the modifications of the debt.  We do not anticipate the adoption of this guidance to materially impact the Company.  The guidance is effective for the Company in its fourth quarter of fiscal 2011 and will be applied retrospectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 3, 2011 to the disclosures made in Item 7A of the Company’s 2010 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 3, 2011.

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

We have reviewed the accompanying condensed consolidated balance sheet of Yum! Brands, Inc. and Subsidiaries (“YUM”) as of September 3, 2011, the related condensed consolidated statements of income for the twelve and thirty-six weeks ended September 3, 2011 and September 4, 2010, and the related condensed consolidated statements of cash flows for the thirty-six weeks ended September 3, 2011 and September 4, 2010. These condensed consolidated financial statements are the responsibility of YUM's management.
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
October 11, 2011

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 3, 2011 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
Period 7
6/12/11-7/9/11	735	$54.64	735	$573

Period 8
7/10/11-8/6/11	1,328	$52.71	1,328	$503

Period 9
8/7/11-9/3/11	2,552	$50.06	2,552	$376
Total	4,615	$51.55	4,615	$376

In January 2011, our Board of Directors authorized additional share repurchases, through June 30, 2012, of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock.  During the quarter ended September 3, 2011, approximately 4.6 million shares were repurchased under this authorization.

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

	Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of the Chairman, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 101.INS	XBRL Instance Document

	Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

	Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	October 11, 2011	/s/ David E. Russell
Vice President, Corporate Controller
(Principal Accounting Officer)